Form 10-Q
period 1995-05-31
AURA SYSTEMS INC
filed 1995-07-17
CIK 826253

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended May 31, 1995                Commission File Number 0-17249



                               AURA SYSTEMS, INC.
             (Exact name of Registrant as specified in its charter)

          DELAWARE                                        95-4106894
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

                                2335 ALASKA AVE.
                          EL SEGUNDO, CALIFORNIA 90245
                    (Address of principal executive offices)

Registrant's telephone number, including area code:    (310) 643-5300

Former name, former address and former fiscal year, if changed since last report: None


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days:   YES  X     NO
                                                ---       ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                 Outstanding at July 13, 1995
                  -----                 ----------------------------

         Common Stock, par value             50,056,634 Shares
            $.005 per share

================================================================================

                      AURA SYSTEMS, INC. AND SUBSIDIARIES

                                     INDEX

                                                                    Page No.
PART I.   FINANCIAL INFORMATION

     ITEM 1.     Financial Statements

                 Statement Regarding Financial Information                 1

                 Condensed Consolidated Balance Sheets
                 as of May 31, 1995 and February 28, 1995                  2

                 Condensed Consolidated Statement of Operations
                 for the Three Months Ended May 31, 1995 and 1994          3

                 Condensed Consolidated Statements of Cash Flows
                 for the Three Months Ended May 31, 1995 and 1994          4

                 Notes to Condensed Consolidated Financial
                 Statements                                                5

     ITEM 2.     Management's Discussion and Analysis
                 of Financial Condition and Results of Operations         10

PART II.  OTHER INFORMATION

     ITEM 1.     Legal Proceedings                                        12

     ITEM 6.     Exhibits and Reports on Form 8-K                         12

SIGNATURES                                                                13

                      AURA SYSTEMS, INC. AND SUBSIDIARIES

                           QUARTER ENDED MAY 31, 1995

                         PART I. FINANCIAL INFORMATION



THE FINANCIAL STATEMENTS INCLUDED HEREIN HAVE BEEN PREPARED BY AURA SYSTEMS, INC. (THE "COMPANY"), WITHOUT AUDIT, PURSUANT TO THE RULES AND REGULATIONS OF THE SECURITIES AND EXCHANGE COMMISSION (THE "SEC"). AS CONTEMPLATED BY THE
SEC UNDER RULE 10-01 OF REGULATION S-X, THE ACCOMPANYING FINANCIAL STATEMENTS AND FOOTNOTES HAVE BEEN CONDENSED AND THEREFORE DO NOT CONTAIN ALL DISCLOSURES REQUIRED IN ANNUAL FINANCIAL STATEMENTS. HOWEVER, THE COMPANY BELIEVES THAT THE DISCLOSURES ARE ADEQUATE TO MAKE THE INFORMATION PRESENTED NOT MISLEADING.
THESE FINANCIAL STATEMENTS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED IN THE COMPANY'S FORM 10-K AND ANY AMENDMENTS THERETO FOR THE YEAR ENDED FEBRUARY 28, 1995 AS FILED WITH THE SEC (FILE NUMBER 0-17249).

                      AURA SYSTEMS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                MAY 31,      FEBRUARY 28,
ASSETS                                           1995            1995
- ------                                       ------------    ------------
CURRENT ASSETS
 Cash and equivalents                        $  9,102,891    $  3,827,500
 Trade receivables and other                   31,620,622      28,333,898
 Insurance proceeds in escrow for
   class action settlement                      1,720,000       1,720,000
 Inventories and Contracts in progress         15,447,538      13,039,030
 Other current assets                           4,932,614       1,960,279
                                             ------------    ------------

    TOTAL CURRENT ASSETS                       62,823,665      48,880,707
                                             ------------    ------------

 Property and equipment, at cost               23,770,881      22,471,598

 Less accumulated depreciation
   and amortization                            (5,626,360)     (5,151,073)
                                             ------------    ------------

 NET PROPERTY AND EQUIPMENT                    18,144,521      17,320,525

 Patents-net                                    2,078,880       2,039,881
 Investments and Joint Ventures                   726,108         645,626
 Deferred charges                               2,921,041       3,123,552
 Other assets                                   1,635,672       1,456,712
                                             ------------    ------------
                                             $ 88,329,887    $ 73,467,003
                                             ============    ============

Liabilities and Stockholders' Equity
- ------------------------------------

CURRENT LIABILITIES:
 Current installments of notes payable       $    426,517    $    545,006
 Class action settlement                        5,720,000       5,720,000
  Accounts payable and accrued expenses         8,306,800       8,819,520
                                             ------------    ------------

  TOTAL CURRENT LIABILITIES                    14,453,317      15,084,526

Secured 7% Convertible Notes                    3,662,900       3,662,900
Notes payable and other liabilities               427,520         466,158

STOCKHOLDERS' EQUITY
 Common stock, issued and out-
  standing 48,603,634 and 43,073,634
  shares, respectively                        112,119,260      95,826,986
  Accumulated deficit                         (42,333,110)    (41,573,567)
                                             ------------    ------------

Net stockholders' equity                       69,786,150      54,253,419
                                             ------------    ------------
                                             $ 88,329,887    $ 73,467,003
                                             ============    ============

    SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                      AURA SYSTEMS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                    FOR THE THREE MONTHS ENDED MAY 31,
                                    ---------------------------------
                                         1995                 1994
                                     -----------           -----------
GROSS REVENUES                       $ 9,525,368           $ 4,448,266

 Cost of revenues                      7,272,034             3,496,041
                                     -----------           -----------

GROSS PROFIT                           2,253,334               952,225
                                     -----------           -----------

EXPENSES

 General and administrative            2,473,563             2,068,829

 Research and development                462,063               299,722

  Equity loss from investment
        in AMS                                 -                 1,652
                                     -----------           -----------

  Total costs and expenses             2,935,626             2,370,203
                                     -----------           -----------

LOSS FROM OPERATIONS                    (682,292)           (1,417,978)

OTHER (INCOME) AND EXPENSE

 Interest income                         (21,812)              (34,405)

 Interest expense                         99,063                90,908
                                     -----------           -----------

NET LOSS                             $  (759,543)          $(1,474,481)
                                     ===========           ===========

NET LOSS PER SHARE                         $(.02)                $(.04)
                                     ===========           ===========

WEIGHTED AVERAGE SHARES USED TO
COMPUTE NET LOSS PER SHARE            45,430,156            33,851,783
                                     ===========           ===========

    SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                      AURA SYSTEMS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                 FOR THE THREE MONTHS ENDED MAY 31,
                                                 ----------------------------------
                                                     1995                   1994
                                                 -----------            -----------
NET CASH (USED) IN OPERATIONS                    $(9,779,574)           $(4,675,078)
                                                 -----------            -----------

CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase of property and equipment              (1,353,283)              (851,616)
                                                 -----------            -----------
     NET CASH PROVIDED BY (USED) IN INVESTING
        ACTIVITIES                                (1,353,283)              (851,616)
                                                 -----------            -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Cash released from escrow                                -              5,000,000

  Proceeds from borrowings                           233,295                      -

  Repayment of debt                                 (381,422)               (22,862)

  Net proceeds from sale of stock                 16,332,330                      -

  Proceeds from exercise of stock options             20,000                 21,420
                                                 -----------            -----------
  NET CASH PROVIDED (USED) BY FINANCING
     ACTIVITIES                                   16,204,203              4,998,558
                                                 -----------            -----------
  NET INCREASE (DECREASE) IN CASH                  5,071,346               (528,136)

Cash and cash equivalents at beginning of year     4,031,545              4,559,681
                                                 -----------            -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD       $ 9,102,891            $ 4,031,545
                                                 ===========            ===========
Supplemental disclosures of cash flow
     information:
          Cash paid during the period for:
             Interest                            $    35,671            $     6,908
             Income tax                                    0                      0
                                                 ===========            ===========


Supplemental disclosure of noncash investing and financing activities:

There were no noncash investing or financing activities entered into.


    SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                              AURA SYSTEMS, INC.
                        NOTES TO CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS
                                  (UNAUDITED)

1)   MANAGEMENT OPINION

     The condensed consolidated financial statements include the accounts of Aura Systems, Inc. ("the Company") and subsidiaries from the dates of acquisition. All material inter-company balances and inter-company transactions have been eliminated.

     In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) and reclassifications for comparability necessary to present fairly the financial position and results of operations as of and for the three months ended May 31, 1995.

2)   7% CONVERTIBLE SECURED NOTES

     In Fiscal 1993, the Company issued its 7% Secured Convertible Debentures due 2002 in the total amount of $5,500,000. The notes are secured by a first lien on the Company's headquarters facility and are convertible at the holder's option into Aura's common stock at an average conversion price of $3.38 per share. The loan agreement also provides for mandatory conversion into common stock in the event the market price of the common stock exceeds $10.00 per share for ten consecutive trading days.

     The balance outstanding at May 31, 1995 of $3,662,900 reflects voluntary conversions of $1,837,100 by holders who have elected to receive 550,281 shares of common stock in exchange for their Notes.

3)   AURA CERAMICS, INC.

     In June 1993, the Company formed Aura Ceramics, Inc. to acquire the assets of the Ceramics Center of Alliant Techsystems solely for the assumption of liability for environmental cleanup with no current cash payments required. The cost of environmental cleanup necessary has been estimated to be $750,000 and would be payable upon vacancy of the leased premises. The estimated cleanup cost was determined after consultation with an engineering firm that has dealt with environmental cleanups at these types of facilities. The lease has a term of 5 years, with options for renewal for two additional 5 year periods. It is anticipated that the Company will occupy the premises for 10 years and as such the Company has recorded a value of $300,000 for the assets involved and a corresponding liability representing the amortized present value, included in Notes payable and other liabilities, after application of a 9.25% discount rate, of the future payment which may be required upon vacancy. Aura Ceramics, Inc. began operations shortly after formation.

4)   JOINT VENTURES AND OTHER AGREEMENTS

(a)  Daewoo Agreement
     ----------------

     In August 1992, the Company entered into a definitive joint development and licensing agreement with Daewoo Electronics Co., Ltd. to exploit certain of the Company's AMA technology as it applies to the development of a high resolution projection system for use in television sets. The agreement as modified provides for the payment of a $1,500,000 licensing fee and approximately $2,000,000 of reimbursement to Aura for development costs. Further, Aura is to receive royalties on a scheduled basis per television set manufactured upon the commencement of commercial production which is estimated to begin in calendar 1995. The entire license fee has been received by the Company and recognized as income as all technical milestones delineated in the agreement have been achieved by the Company.

     In December 1993, the Company entered into a long term supply agreement with Daewoo Electronics, Co., Ltd. Pursuant to this agreement, the Company will produce speakers solely for Daewoo (or a company designated by Daewoo) using the Company's patented technology in accordance with specifications supplied by Daewoo, and Daewoo will have the exclusive right in Korea for the sale of such speakers and the non-exclusive right in the Asian Zone (except for the ASEAN territories). Under the agreement, Daewoo will use its best efforts for
marketing to other users in the Korean market.   For Daewoo to maintain its
exclusive selling right in Korea, Daewoo must place firm purchase orders for at least 2,000,000 speakers by December 31, 1994, and 4,000,000 speakers per year after 1994. The Company has granted Daewoo the exclusive selling right in Korea for the current year,

(b)  Malaysian Joint Venture
     -----------------------

     On September 23, 1993, the Company entered into an agreement with Burlington Technopole SDN. BHD., a Malaysian corporation ("Burlington"), for the formation of a joint venture to manufacture and sell speakers using Aura's proprietary technology. The joint venture, which has been named Audiora Sound SDN. BHD and was established under Malaysian law to operate in Malaysia, has the exclusive right to sell speakers using Aura technology in the ASEAN countries and the non-exclusive right to sell such speakers in the United States. Under the terms of the agreement, the Company owns 49% of the joint venture and Burlington owns 51%. The capitalization of the joint venture involves a total of $500,000 ($250,000 from each party) in initial investments by the Company and Burlington. In addition Burlington intends to borrow $8 million. The Company has granted all licenses as necessary to enable the joint venture to manufacture the speakers, and in return may receive up to $1 million in license fee, of which $500,000 was collected in January 1994 and included in revenues. There is no further obligation on the Company's part with regards to the license fee recorded as income. The Company further agreed to purchase a minimum of 3 million speakers per year (at an estimated cost of $5 million to $7 million) for the five years following the start of production of the speakers at prices equal to the wholesale market prices to the end users of the speakers. Payment for these speakers will be made with a revolving letter of credit based on 30 day revolving terms for each monthly purchase of speakers (based on the previous month's shipment). The Company has not entered into any contracts specifically for the sale of these speakers. The production facility has been completed and test production runs began in the first quarter of Fiscal 1996. At May 31, 1995, the Company's investment is $371,392, representing the initial investment plus other costs.

(c)  Intergroup Joint Venture
     ------------------------

     In February 1994, the Company entered into an agreement with Intergroup Corporation ("Intergroup") for the formation of a joint venture, to manufacture and sell platform motion simulators using Aura's proprietary technology. The joint venture known as Magforce is 50% owned by Aura and 50% owned by Intergroup. Under the terms of the agreement, Aura granted to Intergroup an exclusive, worldwide right to Aura's technology regarding platform motion simulators in consideration of a license fee of $740,000, all of which has been received by the Company. The joint venture will be capitalized by a contribution of $10,000 in cash by each of the parties, the contribution to the joint venture of Intergroup's exclusive, worldwide license regarding the platform motion simulator, and the contribution by Aura of a platform motion simulator.

     The Company also entered into a separate agreement with Intergroup for the sale of an additional license for $1,000,000, related to the Companys' actuator technology as used in vibration isolation. $500,000 of this license fee has been received by the Company. (See also Note 8).

(d)  Industrial Equipment Agreement
     ------------------------------

     In May 1994, the Company entered into an agreement with an unrelated group of investors to exploit machine tool, robotic and industrial hand tool applications of the Company's electromagnetic technology. Concurrently, the Company granted these investors a license for the exclusive rights under Aura's patents and proprietary technology for use in such applications. Consideration for the license was a nonrefundable $1,000,000 fee, all of which has been received by the Company. The Company has no further obligation with respect to this license. In exchange for providing a working prototype of an initial product, the Company will also have a 50% participation in future operating results of an entity established to manufacture and market products. The investor group has agreed to provide that entity up to $2,000,000 in the form of a working capital loan and the use of their exclusive rights under the license agreement.

(e)  Zylux Acoustic Joint Venture
     ----------------------------

     On February 22, 1995, the Company entered into an agreement with Zylux Acoustic for the formation of a joint venture to manufacture and sell speakers using Aura's proprietary technology. The joint venture has the exclusive right to build and sell speakers using Aura's technology in the republic of Taiwan and the European market. The Company owns 49% of the joint venture and Zylux owns 51%. As consideration for this license, the Company will receive a $1,000,000 fee. In addition, the joint venture could, at Aura's discretion, build speakers for Aura's needs in other parts of the world. The Company has already placed an order with the joint venture for approximately 2.4 million speakers to be delivered in equal monthly quantities over a one year period beginning July 1995. The speakers ordered are needed to meet the Company's demand for multimedia applications.

(f)  Thailand Joint Venture
     ----------------------

     On February 20,1995 the Company entered into an agreement with Kunland Company, Ltd., and now held by Twilight Electric, Ltd., a Thailand Corporation, and Narit Pungkanonda, an individual and citizen of Thailand, for the formation of a joint venture to manufacture Aura's bass shaker, an audio enhancement sound system incorporating Aura's proprietary electromagnetic transducer technology. The joint venture, established to operate and manufacture within the Royal Kingdom of Thailand, is owned 45% by the Company, 45% by Twilight Electric, and 10% by Mr. Pungkanonda. In connection with the agreement, Aura granted to Twilight Electric an exclusive license in February, 1995, to use Aura's patented and proprietary technology. Twilight Electric agreed to pay Aura quarterly installments, for the life of Aura's patent, and Aura has received the first payment of $125,000.

     The Company has agreed to purchase one hundred forty thousand bass shakers in the first year increasing to two hundred twenty thousand and two hundred eighty thousand in years two and three. Thereafter, manufacturing commitments are now set at seventy five thousand bass shakers per quarter. Pursuant to the agreement: (i) Aura will contribute to the new joint venture a working prototype of an exemplary product of the type to be manufactured; (ii) Twilight Electric will contribute a sublicense of the rights and obligations under the exclusive license; (iii) Aura and Twilight Electric will contribute $104,167 each as paid in capital for the share certificates to be issued and; (iv) Aura will provide training to Twilight Electric personnel with reimbursement to Aura at cost.

5)   AURA MEDICAL SYSTEMS, INC.

     As a result of a series of stock purchase transactions entered into as of and subsequent to November 30, 1991 the Company reduced its ownership in AMS to 49.7% of total shares outstanding by February 28, 1993.

     Gross proceeds from the stock sale transactions aggregated $4,000,000 of which $3,000,000 was paid in cash prior to February 28, 1993 with the remaining $1,000,000 paid in Fiscal 1995. Included in this $4,000,000 was the sale to a then director of the Company for $1,000,000. The $4,000,000 gross amount, less costs of $560,000 for shares purchased from other AMS shareholders as part of this transaction, have been included in proceeds from sale of stock in AMS and deferred on previously presented balance sheets. The agreements under which the sale occurred contained provisions whereby the shares purchased by these individuals are exchangeable for the Company's shares during the period from November 30, 1993 through November 30, 1998, subject to certain "acceleration events" as defined in the stock purchase agreements.

     In November 1994, the individuals exercised their right to exchange their stock in AMS for stock in the Company. AMS is consolidated in the Company's financial statements as of February 28, 1995 since the exchange resulted in the Company owning a majority of the outstanding shares of AMS as of February 28, 1995. The Company has elected not to restate the consolidated financial statements for the prior years, due to the immateriality of the amounts.

6)   CAPITAL

     In the quarter ended May 31, 1995, options to purchase 5,000 shares of common stock were exercised resulting in proceeds of $20,000. Additionally the Company received proceeds of $16,332,330 from the sale of 5,530,000 shares of common stock. In the prior year quarter, options to purchase 7,000 shares of common stock were exercised, resulting in proceeds of $21,420.

7)   SIGNIFICANT CUSTOMERS

     For the three months ended May 31, 1995, sales of computer related components to a single unrelated customer accounted for $3,039,005 or 32% of the Company's revenues. This was an increase from $1,263,030 or 28% of the Company's revenues in the three months ended May 31, 1994.

8)   CONTINGENCIES

     The Company is engaged in various legal actions listed below. To the extent that judgment has been rendered, appropriate provision has been made in the financial statements.

     Trademark Litigation (Settled)
     ------------------------------

     On August 10, 1994, the Company was served with a complaint which was filed in the United States District Court for the Central District of California (Everview, Inc. v. Korea Data Systems, et al., CV-94-3376) relating to the use
- --------------------------------------------
of the trademark "EVERVIEW" when applied to computer video monitors which the Company has previously sold.

     The Company on January 6, 1995 entered into a settlement agreement and mutual release of all claims with the plaintiff Everview. Under the settlement, Aura shall not be liable for any monetary damages, costs or fees. In addition, the Company did not incur any outside legal expense in this action. The Court entered its Order of Dismissal upon Settlement of Case on March 20, 1995.

     InterGroup Arbitration
     ----------------------

     On March 14, 1995, the InterGroup Corp. filed against the Company a Demand for Arbitration (Case No. 72 133 00276 95) before the American Arbitration Association (AAA) in Los Angeles, California, under its commercial arbitration rules. The Company filed its general denial, affirmative defenses and counterclaim to the Demand on March 27, 1995. The claim of Intergroup, and the defenses and counterclaims of the Company were disclosed in the Company's 10-K filed May 30, 1995.

     The Company does not believe that the outcome of the arbitration will have a material adverse effect on the financial condition of the Company. The AAA is currently in the process of selecting the arbitration panel which will decide this dispute. Once the panel has been chosen, a preliminary hearing will be held to assess the scope of the issues to be decided and the extent of the discovery to be conducted. The Company intends to vigorously defend this action and pursue its counterclaims.

     Shareholder Litigation
     ----------------------

     On May 17, 1995 two lawsuits naming Aura, certain of its directors and executive officers and a former executive officer as defendants, were filed in the United States District Court for the Central District of California (Case Nos. CV-95-3295 and CV-95-3296). Both complaints (the "Complaints") purport to be class actions on behalf of all persons who purchased common stock of Aura during the period from May 28, 1993 through January 17, 1995, inclusive (the "Class Period"). The Complaints allege that as a result of false and misleading information disseminated by the defendants, the market price of Aura's common stock was artificially inflated during the Class Period. Specifically, the Complaints allege that (i) in its periodic reports filed with the SEC during the Class Period and/or in certain public announcements made during that period, the Company increased its reported revenues by overstating product sales and certain licensing fees and (ii) the Company misstated the sophistication and quality of, and commitments for the Company's "Interactor Vest." The Complaints request damages in an unspecified amount under certain federal securities laws. The Company believes that this action is frivolous and that it has meritorious defenses to all these claims and intends to seek immediate dismissal of the complaint and defend against these claims vigorously. The Company believes the filing of this complaint is sanctionable and will seek all appropriate remedies.

     Other Litigation.
     -----------------

     The Company is also engaged in other legal actions arising in the ordinary course of business. In the opinion of management based in part upon the advice of counsel, the ultimate resolution of these matters will not have a material adverse effect. Therefore, no provision for these matters has been made in the Company's consolidated financial statements.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     RESULTS OF OPERATIONS

     For the three months ended May 31, 1995, the Company lost $759,543 on revenue of $9,525,368 as compared to a loss of $1,474,481 on revenue of $4,448,266 for the comparable prior year period. The loss as a percentage of revenue declined to 8% from 33% in the prior year quarter. Included in the loss figure for the three months ended May 31, 1995, is depreciation and amortization of approximately $1.1 million.

     Revenue for the period ended May 31, 1995 increased by $5,077,102 or 114% compared to the corresponding period in the prior year. This was primarily due to the shipments of various products.

     Sales of computer related components to a single unrelated party in the three months ended May 31, 1995, increased to $3,039,005 or 32% of revenues compared to $1,263,030 or 28% of revenues in the comparable prior year period.

     The Company has also begun shipments of multi-media kits, modems, sound cards and speakers to be used in conjunction with, and integrated into, computer monitors and systems.

     No license fee revenue was recorded in the three months ended May 31, 1995. License fee revenues for the three months ended May 31, 1994 totaled $1,000,000, or 22.5% of revenues, from the Company's industrial equipment agreement as set forth in Note 4 to the financial statements. The prior years license agreement had a pronounced effect on operating results in the prior year quarter because associated direct costs are insignificant. The Company believes that revenues from licensing of its technology may increase as more applications of the Company's technology are licensed to third parties.

     The following table summarizes and compares the revenue contributors for the first quarter of Fiscal 1996 and Fiscal 1995:

                                 In Thousands

- ------------------------------------------------------------------
                                  1996      %      1995      %
- ------------------------------------------------------------------
 .  U.S. Gov't                     $   10    .1%    $   50       1%
 .  Product Development            $    0     0%    $    0       0%
 .  Computer Related Hardware      $5,310  55.6%    $1,263    28.5%
 .  License Fees                   $    0     0%    $1,000    22.5%
 .  Electromagnetic Principle
   Products                       $4,205  44.3%    $2,135      48%
- ------------------------------------------------------------------
       TOTAL                      $9,525   100%    $4,448     100%
- ------------------------------------------------------------------

     Cost of revenues for the three months ended May 31, 1995 increased by $3,775,993 or 108%, primarily as a result of the increase in purchased parts associated with the increase in the sales of the Company's products.

     General and administrative costs increased by $404,734 due primarily to the addition of the Company's two new subsidiaries, Electrotec Productions, Inc. and NewCom, Inc.

     Research and development expense increased by $162,341 or 54% as the Company increased its attention on finding new applications for its patented technologies.

     Interest expense for the quarter increased by $8,155 over the prior year. This was due primarily to the initiation of lines of credit, partially offset by the continued conversion of the Company's Secured 7% Convertible Notes into common stock.

Interest income decreased by $12,593 as a result of lower levels of investable cash being available in the current year quarter.

     LIQUIDITY AND CAPITAL RESOURCES

     In the first quarter of Fiscal 1996, the level of cash increased to $9,102,891 from $3,827,500 at February 28, 1995. Inventories increased by $2,408,508 as the Company built inventory to prepare for increasing shipments of the Company's Speakers, Bass Shakers(TM), Interactive Cushion(TM), Interactor(TM), multimedia kits, modems and sound cards.

     The increase in receivables of $3,286,724 is comprised of the following: 1) an increase in receivables and accruals due on long term contracts of $459,799 (these typically are collected over a longer period of time than trade receivables), and 2) an increase in trade receivables of approximately $9.1 million and collections of approximately $6.4 million.

     Cash flows used in operations increased by $5,104,496 as compared to the prior year quarter. The Company's working capital increased by $14,574,167 to $48,370,348 from the fiscal year end level, while the current ratio improved to 4.35:1 from 3.24:1.

   In the first quarter of Fiscal 1996, financing activities contributed $20,000 from the exercise of options to purchase 5,000 shares of stock. Additionally, the Company received proceeds of $16,332,330 from the sale of common stock. In the first quarter of Fiscal 1995 financing activities contributed $21,420 from the exercise of options to purchase 7,000 shares of common stock.

   In the past, the Company's cash flow generated from operations has not been sufficient to completely fund its working capital needs. Accordingly, the Company has also relied upon external sources of financing to maintain its liquidity, principally private and bank indebtedness and equity financing. No assurances can be provided that these funding sources will be available in the future. The Company expects that, with the increasing shipments of the Interactor(TM), Bass Shakers(TM), Interactive Cushion(TM), Speakers, multimedia kits, modems and sound cards, cash flows and results of operations should be favorably impacted in the future.

PART II - OTHER INFORMATION

ITEM 1   Legal Proceedings

         For information regarding pending legal proceedings, see Note 8 to the Company's Condensed Consolidated Financial Statements appearing elsewhere herein.

ITEM 6   Exhibits and Reports on Form 8-K
         --------------------------------

         a)  Exhibits:
             See Exhibit Index

         b)  Reports On Form 8-K:
             None

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                       AURA SYSTEMS, INC.
                                             -----------------------------------
                                                          (Registrant)



Date:    JULY 14, 1995                   By:   /s/       Steven C. Veen
         -------------                       -----------------------------------
                                                         STEVEN C. VEEN
                                                         Vice President
                                                     Chief Financial Officer
                                                    (Principal Financial and
                                                        Accounting Officer)