Form 10-Q/A
period 1995-05-31
AURA SYSTEMS INC
filed 1995-08-31
CIK 826253

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                  FORM 10-Q/A


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



                                                       AURA SYSTEMS, INC.
                                              ----------------------------------
                                                          (Registrant)



Date:    AUGUST 25, 1995                   By:   /s/     Steven C. Veen
         ---------------                      ----------------------------------
                                                         STEVEN C. VEEN
                                                         Vice President
                                                     Chief Financial Officer
                                                    (Principal Financial and
                                                        Accounting Officer)

                               INDEX TO EXHIBITS
                               -----------------

Exhibit No.                 Description
- -----------                 -----------
    27              Financial Data Schedule