Form 10-Q
period 1995-08-31
AURA SYSTEMS INC
filed 1995-10-16
CIK 826253

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended August 31, 1995         Commission File Number 0-17249



                               AURA SYSTEMS, INC.
             (Exact name of Registrant as specified in its charter)

               DELAWARE                                  95-4106894
   (State or other jurisdiction            (I.R.S. Employer Identification No.)
of incorporation or organization)


                                2335 ALASKA AVE.
                          EL SEGUNDO, CALIFORNIA 90245
                    (Address of principal executive offices)

Registrant's telephone number, including area code:    (310) 643-5300

Former name, former address and former fiscal year, if changed since last report: None


          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days:  YES  X    NO
                                               ---       ---

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                      Outstanding at October 13, 1995
               -----                      --------------------------------

       Common Stock, par value                    55,575,612 Shares
            $.005 per share



===============================================================================

                      AURA SYSTEMS, INC. AND SUBSIDIARIES

                                     INDEX


                                                                       Page No.
PART I.   FINANCIAL INFORMATION

     ITEM 1.  Financial Statements

              Statement Regarding Financial Information                   1

              Condensed Consolidated Balance Sheets
              as of August 31, 1995 and  February 28, 1995                2

              Condensed Consolidated Statement of Operations
              for the Three Months and Six Months Ended August 31,
              1995 and 1994                                               3

              Condensed Consolidated Statements of Cash Flows
              for the Six Months Ended August 31, 1995 and 1994           4

              Notes to Condensed Consolidated Financial
              Statements                                                  5

     ITEM 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                         10

PART II.  OTHER INFORMATION

     ITEM 1.  Legal Proceedings                                           12

     ITEM 6.  Exhibits and Reports on Form 8-K                            12


SIGNATURES                                                                13

                      AURA SYSTEMS, INC. AND SUBSIDIARIES

                         QUARTER ENDED AUGUST 31, 1995

                         PART I. FINANCIAL INFORMATION



The financial statements included herein have been prepared by Aura Systems, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). As contemplated by the SEC under Rule 10-01 of Regulation S-X, the accompanying financial statements and footnotes have been condensed and therefore do not contain all disclosures required by generally accepted accounting principles. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended February 28, 1995 as filed with the SEC (file number 0-17249).

                      AURA SYSTEMS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                               AUGUST 31,      FEBRUARY 28,
ASSETS                                            1995            1995
------                                        ------------    -------------
CURRENT ASSETS
   Cash and equivalents                       $ 17,457,230    $  3,827,500
   Trade receivables and other                  38,698,790      28,333,898
   Insurance proceeds in escrow for
     class action settlement                     1,720,000       1,720,000
   Inventories and Contracts in progress        23,510,509      13,039,030
   Other current assets                          4,476,716       1,960,279
                                              ------------    ------------

       TOTAL CURRENT ASSETS                     85,863,245      48,880,707
                                              ------------    ------------

   PROPERTY AND EQUIPMENT, AT COST              26,166,893      22,471,598
   Less accumulated depreciation
     and amortization                           (6,179,630)     (5,151,073)
                                              ------------    ------------

   NET PROPERTY AND EQUIPMENT                   19,987,263      17,320,525

   Patents - net                                 2,058,492       2,039,881
   Investments and Joint Ventures                  862,423         645,626
   Deferred charges                              2,623,356       3,123,552
   Other assets                                  2,096,587       1,456,712
                                              ------------    ------------
                                              $113,491,366    $ 73,467,003
                                              ============    ============

LIABILITIES AND STOCKHOLDER'S EQUITY
------------------------------------

CURRENT LIABILITIES:
   Current installments of notes payable      $    696,508    $    545,006
   Class action settlement                       5,720,000       5,720,000
   Accounts payable and accrued expenses        12,096,940       8,819,520
                                              ------------    ------------

       TOTAL CURRENT LIABILITIES                18,513,448      15,084,526

Convertible Notes                                4,600,400       3,662,900
Notes payable and other liabilities                536,941         466,158

STOCKHOLDERS' EQUITY
   Common stock, issued and outstanding
     54,424,864 and 43,073,634 shares,
     respectively                              133,149,094      95,826,986
   Accumulated deficit                         (43,308,517)    (41,573,567)
                                              ------------    ------------

Net stockholders' equity                        89,840,577      54,253,419
                                              ------------    ------------
                                              $113,491,366    $ 73,467,003
                                              ============    ============

    See accompanying notes to condensed consolidated financial statements.

                      AURA SYSTEMS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              THREE AND SIX MONTHS ENDED AUGUST 31, 1995 AND 1994
                                  (Unaudited)


                                         THREE MONTHS                    SIX MONTHS
                                         ------------                    ----------
                                       1995          1994             1995         1994
                                       ----          ----             ----         ----
GROSS REVENUES                      $18,073,422    $ 9,393,432    $27,598,790    $13,841,698

 Less returns and allowances           (384,417)            --       (384,417)            --
                                    -----------    -----------    -----------    -----------

NET REVENUES                         17,689,005      9,393,432     27,214,373     13,841,698

 Cost of revenues                    14,480,395      5,820,833     21,752,429      9,316,874
                                    -----------    -----------    -----------    -----------
GROSS PROFIT                          3,208,610      3,572,599      5,461,944      4,524,824

EXPENSES

 General and administrative           3,677,333      2,790,826      6,150,896      4,859,655
 Research and development               526,741        473,058        988,804        772,780
 Equity loss from investment
     in AMS                                  --          1,651             --          3,303
                                    -----------    -----------    -----------    -----------
 Total costs and expenses             4,204,074      3,265,535      7,139,700      5,635,738
                                    -----------    -----------    -----------    -----------

INCOME (LOSS) FROM OPERATIONS          (995,464)       307,064     (1,677,756)    (1,110,914)

OTHER (INCOME) AND EXPENSE
 Interest income                       (162,529)       (44,151)      (184,341)       (78,556)
 Interest expense                       142,472         93,361        241,535        184,269
                                    -----------    -----------    -----------    -----------

NET INCOME (LOSS)                   $  (975,407)   $   257,854    $(1,734,950)   $(1,216,627)
                                    ===========    ===========    ===========    ===========

NET INCOME (LOSS) PER SHARE         $      (.02)   $       .01    $      (.04)   $      (.03)
                                    ===========    ===========    ===========    ===========

WEIGHTED AVERAGE SHARES USED
TO COMPUTE NET INCOME (LOSS)
   PER SHARE                         50,721,313     35,742,975     48,075,734     34,797,379
                                    ===========    ===========    ===========    ===========

     See accompanying notes to condensed consolidated financial statements.

                      AURA SYSTEMS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED AUGUST 31, 1995 AND 1994
                                  (Unaudited)

                                                            1995           1994
                                                       ------------    ------------
NET CASH (USED) IN OPERATIONS                          $(20,812,653)   $(14,619,440)
                                                       ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchase of property and equipment                     (3,516,952)     (1,850,990)
  Purchase of stock                                              --         (89,000)
                                                       ------------    ------------

  NET CASH PROVIDED BY (USED) IN INVESTING
     ACTIVITIES                                          (3,516,952)     (1,939,990)
                                                       ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Cash released from escrow                                      --       5,000,000
  Net Proceeds from short-term borrowing                    254,225              --
  Proceeds from issuance of convertible debt              1,174,830
  Repayment of debt                                        (460,578)        (80,092)
  Proceeds from exercise of stock options                    96,160          62,792
  Proceeds from issuance of common stock                 36,894,698      12,220,000
  Legal and other financing fees paid                            --        (469,076)
                                                       ------------    ------------

  NET CASH PROVIDED BY FINANCING ACTIVITIES              37,959,335      16,733,624
                                                       ------------    ------------

NET INCREASE (DECREASE) IN CASH                          13,629,730         174,194

Cash and cash equivalents at beginning of year            3,827,500       4,559,681
                                                       ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD             $ 17,457,230    $  4,733,875
                                                       ============    ============

Supplemental disclosures of cash flow information
     Cash paid during the period for:
          Interest                                     $    232,207    $    185,842
          Income tax                                          6,400           7,383
                                                       ============    ============

Supplemental disclosure of noncash investing and financing activities:

In the six months ended August 31, 1995, the Company entered into financing arrangements whereby it acquired equipment in exchange for three notes payable in the amount of $178,343.

In June 1994, the Company entered into a financing arrangement whereby it acquired equipment in exchange for a note payable in the amount of $88,300.

In August 1995, 81,950 shares of common stock were issued for the conversion of $312,500 of 9% convertible debt and the payment of $18,750 in associated interest.

In the six months ended August 31, 1994, the Company issued 221,135 shares of common stock in connection with the settlement of a previously recorded liability, a consulting arrangement, and the acquisition of patents.

In the six months ended August 31, 1994, the Company acquired Electrotec Productions, Inc. for the payment of $89,000 in cash and a $350,000 note payable.



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

     In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) and reclassifications for comparability necessary to present fairly the financial position and results of operations as of and for the three and six months ended August 31, 1994.

2)   CONVERTIBLE NOTES

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

     The balance outstanding at August 31, 1995 of $3,662,900 reflects voluntary conversions of $1,837,100 by holders who have elected to receive 550,281 shares of common stock in exchange for their Notes.

     In the second quarter of Fiscal 1996, the Company issued $1,250,000 of 9% convertible notes. As of August 31, 1995, $312,500 of principle plus $18,750 in interest has been converted into 81,950 shares of common stock.

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

4)   JOINT VENTURES AND OTHER AGREEMENTS

(a)  Daewoo Agreement
     ----------------

     In August 1992, the Company entered into a definitive joint development and licensing agreement with Daewoo Electronics Co., Ltd. to exploit certain of the Company's AMA technology as it applies to the development of a high resolution projection system for use in television sets. The agreement as modified provides for the payment of a $1,500,000 licensing fee and approximately $2,000,000 of reimbursement to Aura for development costs. Further, Aura is to receive royalties on a scheduled basis per television set manufactured upon the commencement of commercial production which is estimated to begin in calendar 1996. The entire license fee has been received by the Company and recognized as income as all technical milestones delineated in the agreement have been achieved by the Company.

     In December 1993, the Company entered into a long term supply agreement with Daewoo Electronics, Co., Ltd. Pursuant to this agreement, the Company will produce speakers solely for Daewoo (or a company designated by Daewoo) using the Company's patented technology in accordance with specifications supplied by Daewoo, and Daewoo will have the exclusive right in Korea for the sale of such speakers and the non-exclusive right in the Asian Zone (except for the ASEAN territories). Under the agreement, Daewoo will use its best efforts for marketing to other users in the Korean market. The Company has granted Daewoo the exclusive selling right in Korea for the current year.

(b)  Malaysian Joint Venture
     -----------------------

     On September 23, 1993, the Company entered into an agreement with Burlington Technopole SDN. BHD., a Malaysian corporation ("Burlington"), for the formation of a joint venture to manufacture and sell speakers using Aura's proprietary technology. The joint venture, which has been named Audiora Sound SDN. BHD and was established under Malaysian law to operate in Malaysia, has the exclusive right to sell speakers using Aura technology in the ASEAN countries and the non-exclusive right to sell such speakers in the United States. Under the terms of the agreement, the Company owns 49% of the joint venture and Burlington owns 51%. The capitalization of the joint venture involves a total of $500,000 ($250,000 from each party) in initial investments by the Company and Burlington. In addition Burlington intends to borrow $8 million. The Company has granted all licenses as necessary to enable the joint venture to manufacture the speakers, and in return may receive up to $1 million in license fee, of which $500,000 was collected in January 1994 and included in revenues. There is no further obligation on the Company's part with regards to the license fee recorded as income. The Company further agreed to purchase a minimum of 3 million speakers per year (at an estimated cost of $5 million to $7 million) for the five years following the start of production of the speakers at prices equal to the wholesale market prices to the end users of the speakers. Payment for these speakers will be made with a revolving letter of credit based on 30 day revolving terms for each monthly purchase of speakers (based on the previous month's shipment). The Company has not entered into any contracts specifically for the sale of these speakers. The production facility has been completed and test production runs began in the first quarter of Fiscal 1996. At August 31, 1995, the Company's investment is $371,392, representing the initial investment plus other costs.

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

  The Company also entered into a separate agreement with Intergroup for the sale of an additional license for $1,000,000, related to the Companys' actuator technology as used in vibration isolation. $500,000 of this license fee has been received by the Company. (See also Note 7).

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

     Subsequent to the end of the second quarter of Fiscal 1996, the Company, Zylux Acoustic, and K&K Enterprises, an Indian Corporation agreed mutually to a novation, K&K Enterprises now assuming the obligations of the Joint Venture.


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

     Subsequent to the end of the second quarter of Fiscal 1996, the Company, Twilight Electric, Ltd. and K&K Enterprises, an Indian Corporation agreed mutually to a novation, K&K Enterprises now assuming the obligations of the Joint Venture.

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

6)   CAPITAL

     In the six months ended August 31, 1995, options to purchase 33,000 shares of common stock were exercised resulting in proceeds of $96,160.

     During the six months ended August 31, 1995, the Company issued 11,236,280 shares of common stock for which it received proceeds of $36,894,698.

     During the six months ended August 31, 1994, options to purchase 22,000 shares of common stock were exercised resulting in proceeds of $62,792.

     In the six months ended August 31, 1994, the Company issued 1,800,000 shares of common stock for which it received $12,220,000.

7)   CONTINGENCIES

     The Company is engaged in various legal actions listed below. To the extent that judgment has been rendered, appropriate provision has been made in the financial statements.

     Trademark Litigation (Settled)
     ------------------------------

     On August 10, 1994, the Company was served with a complaint which was filed in the United States District Court for the Central District of California (Everview, Inc. v. Korea Data Systems, et al., CV-94-3376) relating to the use
 --------------------------------------------
of the trademark "EVERVIEW" when applied to computer video monitors which the Company has previously sold.

     The Company on January 6, 1995 entered into a settlement agreement and mutual release of all claims with the plaintiff Everview. Under the settlement, Aura shall not be liable for any monetary damages, costs or fees. In addition, the Company did not occur any outside legal expense in this action. The Court entered its Order of Dismissal upon Settlement of Case on March 20, 1995.

     Intergroup Arbitration
     ----------------------

     On March 14, 1995, the Intergroup Corp. filed against the Company a Demand for Arbitration (Case No. 72 133 00276 95) before the American Arbitration Association (AAA) in Los Angeles, California, under its commercial arbitration rules. The Company filed its general denial, affirmative defenses and counterclaim to the Demand on March 27, 1995. The claim Intergroup, and the defenses and counterclaims of the Company were disclosed in the Company's 10-K filed May 30, 1995.

     The Company does not believe that the outcome of the arbitration will have a material adverse effect on the financial condition of the Company. The AAA has selected the arbitration panel which will decide this dispute. A preliminary hearing has been held to assess the scope of the issues to be decided and the extent of the discovery to be conducted. Discovery is now opened and continuing. The Company intends to vigorously defend this action and pursue its counterclaims.

     Shareholder Litigation
     ----------------------

     On May 17, 1995 two lawsuits naming Aura, certain of its directors and executive officers and a former executive officer as defendants, were filed in the United States District Court for the Central District of California (Case Nos. CV-95-3295 and CV-95-3296). Both complaints (the "Complaints") purport to be class actions on behalf of all persons who purchased common stock of Aura during the period from May 28, 1993 through January 17, 1995, inclusive (the "Class Period"). The Complaints allege that as a result of false and misleading information disseminated by the defendants, the market price of Aura's common stock was artificially inflated during the Class Period. Specifically, the Complaints allege that (i) in its periodic reports filed with the SEC during the Class Period and/or certain public announcements made during that period, the Company increased its reported revenues by overstating product sales and certain licensing fees and (ii) the Company misstated the sophistication and quality of, and commitments for the Company's "Interactor Vest." The Complaints request damages in an unspecified amount under certain federal securities laws. The Company believes that this action is frivolous and that it has meritorious defenses to all these claims. The Company filed motions to dismiss the complaints on August 4, 1995. The plaintiffs did not oppose the motions to dismiss but instead filed a consolidated amended complaint on September 1, 1995. On October 2, 1995, the Company filed its motion to dismiss the consolidated amended complaint. The Company believes the filing of this complaint is sanctionable and will seek all appropriate remedies.

     Other Litigation
     ----------------

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     RESULTS OF OPERATIONS

     For the three months ended August 31, 1995, the Company lost $975,407 on revenues of $18,073,422 compared to income of $257,854 on revenues of $9,393,432 for the comparable period of Fiscal 1995. For the six months ended August 31, 1995, the Company lost $1,734,950 on revenues of $27,598,790, compared to a loss of $1,216,627 on revenues of $13,841,698 in the prior year six months. Contributing to the loss in three and six months was a reduction in license fee revenue of $1 million and $2 million, respectively, and an increase of approximately $650,000 and $1.3 million in depreciation and amortization.

     Revenue for the three and six month periods ended August 31, 1995 increased by $8,679,990 and $13,757,092 respectively, from the corresponding periods in the prior year. The increased revenues resulted primarily from sales from the Company's new subsidiaries.

     Sales of computer related components to four unrelated parties in the six months ended August 31, 1995, totaled $13,779,784 or 50% of revenues compared to $2,664,387 or 19% of revenues to a single unrelated customer in the comparable prior year period. This increase is primarily the result of sales of the Company's Newcom subsidiary.

     There were no license fee revenues in the three and six months periods ended August 31, 1995. License fee revenues for the three and six months ended August 31, 1994 totaled $1,000,000 and $2,000,000, or 11% and 14% of revenues, respectively. Since there is no further obligation on the Company's part with respect to these license fees, they have been recorded as revenue in the three and six month periods. License agreements have a pronounced effect on operating results because associated direct costs are insignificant. At the same time, the nature of transactions underlying these revenues means that such revenues are likely to be erratic and difficult to predict. However, the Company believes that revenues from licensing of its technology may increase as more applications of the Company's technology are licensed to third parties.

     Cost of revenues for the three and six months ended August 31, 1995 increased by $8,659,562 and $12,435,555 in comparison with the corresponding periods in the prior year as a result of the increase in purchased parts associated with the increase in sales of the Company's products.

     Research and development costs for the three and six months ended August 31, 1995 increased by $53,683 and $216,024 as the Company increased its attention on finding new applications for its patented technologies.

     General and administrative costs for the three and six month periods increased by $886,507 and $1,291,241 respectively due to the addition of the Company's two new subsidiaries Electrotec Productions, Inc. and Newcom Inc.

     Depreciation and amortization for the three and six months ended August 31, 1995 totaled $1,031,961 and $2,126,819 compared to $377,761 and $826,813 in the prior year periods.

     The Company had net interest income of $20,057 and net interest expense of $57,194 for the three and six months ended August 31, 1995, compared with net interest expense of $49,210 and $105,713 for the prior year periods due partially to the voluntary redemption of a portion of the Company's Secured 7% Convertible Notes and partially to the increased amount of cash available to be invested in the current year periods.

     LIQUIDITY AND CAPITAL RESOURCES

     In the six months ended August 31, 1995, cash increased from $3,827,500 to $17,457,230 or $13,629,730, from February 28, 1995. Inventories increased by $10,471,479 as the Company built inventory levels to an amount necessary to support projected sales. Approximately $4.2 million of this buildup was due to shipments of goods that arrived late in August and were shipped out in early September.

     The increase in receivables of $10,364,892 is due partially to an increase in receivables under long term contracts of $1,673,578 (these typically are collected over a longer a period of time than trade receivables). Additionally, second quarter sales were concentrated in the third month of the quarter as sales began to accelerate as production was able to be increased.

     Cash flows used in operations increased by $6,193,213 compared to the prior year six months. Working capital increased to $67,349,797 from $33,796,181 over the fiscal year end level, with the current ratio improving to 4.64:1 from 3.24:1.

     In the six months ended August 31, 1995, financing activities contributed $96,160 from the exercise of options to purchase 33,000 shares of common stock and $36,894,698 from the sale of 11,236,280 shares of common stock. Subsequent to the end of the second quarter, the Company received proceeds of $8,679,550 from the sale of common stock.

     In the six months ended August 31, 1994, financing activities contributed $62,792 from the exercise of options to purchase 22,000 shares of stock and $12,220,000 from the sale of 1,800,000 shares of common stock.

     In the past, the Company's cash flow generated from operations has not been sufficient to completely fund its working capital needs. Accordingly, the Company has also relied upon external sources of financing to maintain its liquidity, principally private and bank indebtedness and equity financing. No assurances can be provided that these funding sources will be available in the future. The Company expects that, with the expansion of production and sales of its' interactive products, speaker products and computer related equipment, the Company's cash flow and results of operations will continue to be favorably impacted in the future.

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



                                                      AURA SYSTEMS, INC.
                                            -----------------------------------
                                                        (Registrant)



Date:  OCTOBER 13, 1995                     By:  /s/Steven C. Veen
       ----------------                          ------------------------------
                                                    STEVEN C. VEEN
                                                    Senior Vice President
                                                    Chief Financial Officer
                                                    (Principal Financial and
                                                    Accounting Officer)

                               INDEX TO EXHIBITS


Exhibit                                                            Sequential
Number                                                              Page No.

 EX-27        Financial Data Schedule