Form 10-Q
period 1995-11-30
AURA SYSTEMS INC
filed 1996-01-16
CIK 826253

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended November 30, 1995           Commission File Number 0-17249



                               AURA SYSTEMS, INC.
             (Exact name of Registrant as specified in its charter)

               DELAWARE                             95-4106894
    (State or other jurisdiction                 (I.R.S. Employer
  of incorporation or organization)             Identification No.)

                                2335 ALASKA AVE.
                          EL SEGUNDO, CALIFORNIA 90245
                    (Address of principal executive offices)

Registrant's telephone number, including area code:    (310) 643-5300

Former name, former address and former fiscal year, if changed since last report: None


          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES X NO
                                              ----   ----

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                      Outstanding at January 12 , 1996
               -----                      ---------------------------------

          Common Stock, par value                  59,978,052 Shares
               $.005 per share

                      AURA SYSTEMS, INC. AND SUBSIDIARIES

                                     INDEX

                                                                    Page No.

PART I.  FINANCIAL INFORMATION

     ITEM 1. Financial Statements

             Statement Regarding Financial Information                 1

             Condensed Consolidated Balance Sheets
             as of November 30, 1995 and  February 28, 1995            2

             Condensed Consolidated Statement of Operations
             for the Three Months and Nine Months Ended
             November 30, 1995 and 1994                                3

             Condensed Consolidated Statements of Cash Flows
             for the Nine Months Ended November 30, 1995 and 1994      4

             Notes to Condensed Consolidated Financial
             Statements                                                5

     ITEM 2. Management's Discussion and Analysis
             of Financial Condition and Results of Operations         10

PART II.  OTHER INFORMATION

     ITEM 1. Legal Proceedings                                        12

     ITEM 6. Exhibits and Reports on Form 8-K                         12


SIGNATURES                                                            13

                      AURA SYSTEMS, INC. AND SUBSIDIARIES

                        QUARTER ENDED NOVEMBER 30, 1995

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

                      AURA SYSTEMS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)



                                             NOVEMBER 30,    FEBRUARY 28,
ASSETS                                           1995            1995
------                                       ------------    ------------
CURRENT ASSETS
 Cash and equivalents                        $ 19,657,820    $  3,827,500
 Trade receivables and other                   47,303,067      28,333,898
 Insurance proceeds in escrow for
   class action settlement                              -       1,720,000
 Inventories and Contracts in progress         25,706,250      13,039,030
 Other current assets                           5,168,123       1,960,279
                                             ------------    ------------

    TOTAL CURRENT ASSETS                       97,835,260      48,880,707
                                             ------------    ------------

 PROPERTY AND EQUIPMENT, AT COST               27,016,082      22,471,598
 Less accumulated depreciation
   and amortization                            (6,767,578)     (5,151,073)
                                             ------------    ------------

 NET PROPERTY AND EQUIPMENT                    20,248,504      17,320,525

 Patents - net                                  2,109,183       2,039,881
 Investments and Joint Ventures                 5,855,924         645,626
 Deferred charges                               2,498,178       3,123,552
 Other assets                                   1,451,628       1,456,712
                                             ------------    ------------
                                             $129,998,677    $ 73,467,003
                                             ============    ============

LIABILITIES AND STOCKHOLDER'S EQUITY
------------------------------------

CURRENT LIABILITIES:
 Current installments of notes payable       $  1,925,825    $    545,006
 Class action settlement                                -       5,720,000
 Accounts payable and accrued expenses          9,464,198       8,819,520
                                             ------------    ------------

    TOTAL CURRENT LIABILITIES                  11,390,023      15,084,526

Convertible Notes                               3,787,900       3,662,900
Notes payable and other liabilities               811,116         466,158

STOCKHOLDERS' EQUITY
 Common stock, issued and out-
  standing  59,896,906 and 43,073,634
  shares, respectively                        157,605,776      95,826,986
 Accumulated deficit                          (43,596,138)    (41,573,567)
                                             ------------    ------------

Net stockholders' equity                      114,009,638      54,253,419
                                             ------------    ------------
                                             $129,998,677    $ 73,467,003
                                             ============    ============

     See accompanying notes to condensed consolidated financial statements.

                      AURA SYSTEMS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            THREE AND NINE MONTHS ENDED NOVEMBER 30, 1995 AND 1994
                                  (UNAUDITED)



                                           THREE MONTHS                  NINE MONTHS
                                           ------------                  -----------
                                        1995           1994          1995          1994
                                        ----           ----          ----          ----

GROSS REVENUES                      $28,117,313    $18,372,429    $55,716,103    $32,214,127

 Less returns and allowances           (118,444)             -       (502,861)             -
                                    -----------    -----------    -----------    -----------

NET REVENUES                         27,998,869     18,372,429     55,213,242     32,214,127

 Cost of revenues                    22,138,410     11,399,003     43,890,839     20,715,877
                                    -----------    -----------    -----------    -----------
GROSS PROFIT                          5,860,459      6,973,426     11,322,403     11,498,250

EXPENSES

 General and administrative           5,321,563      5,465,567     11,472,459     10,328,525
 Research and development               932,914        593,780      1,921,718      1,366,560
                                    -----------    -----------    -----------    -----------
 Total costs and expenses             6,254,477      6,059,347     13,394,177     11,695,085
                                    -----------    -----------    -----------    -----------

INCOME (LOSS) FROM OPERATIONS          (394,018)       914,079     (2,071,774)      (196,835)
OTHER (INCOME) AND EXPENSE
 Interest income                       (262,273)        (1,902)      (446,614)       (80,458)
 Interest expense                       155,876         88,758        397,411        273,027
                                    -----------    -----------    -----------    -----------

NET INCOME (LOSS)                   $  (287,621)   $   827,223    $(2,022,571)   $  (389,404)
                                    ===========    ===========    ===========    ===========

NET INCOME (LOSS) PER SHARE         $     (.005)   $       .02    $      (.04)   $      (.01)
                                    ===========    ===========    ===========    ===========

WEIGHTED AVERAGE SHARES USED
TO COMPUTE NET INCOME (LOSS)
 PER SHARE                           58,043,251     37,885,043     51,374,076     35,819,115
                                    ===========    ===========    ===========    ===========




     See accompanying notes to condensed consolidated financial statements.

                      AURA SYSTEMS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED NOVEMBER 30, 1995 AND 1994
                                  (UNAUDITED)



                                                           1995            1994
                                                       ------------    ------------
NET CASH (USED) IN OPERATIONS                          $(31,351,791)   $(24,407,254)
                                                       ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:

 Purchase of property and equipment                      (4,366,141)     (2,438,267)
 Equity investments                                      (3,020,000)              -
                                                       ------------    ------------

NET CASH PROVIDED BY (USED) IN INVESTING
 ACTIVITIES                                              (7,386,141)     (2,438,267)
                                                       -------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:

 Cash released from escrow                                        -       5,000,000
 Net borrowings on line of credit                         1,674,967               -
 Proceeds from issuance of convertible debt               1,174,830               -
 Proceeds from long term debt                               338,322               -
 Repayment of debt                                         (492,855)       (282,789)
 Proceeds from warrant exercises                            100,000         225,000
 Proceeds from exercise of stock options                    647,860         644,332
 Proceeds from issuance of common stock                  51,200,298      21,271,985
 Legal and other financing fees paid                        (75,170)       (490,639)
                                                       ------------    ------------

 NET CASH PROVIDED BY FINANCING ACTIVITIES               54,568,252      26,367,889
                                                       ------------    ------------

NET INCREASE (DECREASE) IN CASH                          15,830,320        (477,632)

Cash and cash equivalents at beginning of year            3,827,500       4,560,312
                                                       ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD             $ 19,657,820    $  4,082,680
                                                       ============    ============

Supplemental disclosures of cash flow information
   Cash paid during the period for:
     Interest                                          $    325,349    $    195,425
     Income tax                                               6,400           7,383
                                                       ============    ============

Supplemental disclosure of noncash investing and financing activities:

In the nine months ended November 30, 1995, the Company entered into financing arrangements whereby it acquired equipment in exchange for three notes payable in the amount of $178,343. In the nine months ended November 30, 1995 the Company issued 49,046 shares of common stock to its 401-K plan. The Company also issued 1,032,314 shares at market in settlement of a class action liability and other liabilities. Additionally, the Company issued 315,000 shares of common stock for the acquisition of assets. In the nine months ended November 30, 1995, 260,960 shares of common stock were issued for the conversion of $1,125,000 of 9% convertible debt and the payment of $33,094 in associated interest.

In June 1994, the Company entered into a financing arrangement whereby it acquired equipment in exchange for a note payable in the amount of $88,300. In the nine months ended November 30, 1994 the Company issued 282,863 shares of common stock for $950,000 of 7% Convertible Secured Notes that holders voluntarily converted.

In the nine months ended November 30, 1994, the Company issued 364,468 shares of common stock in connection with the settlement of a previously recorded liability, a consulting arrangement, and the acquisition of patents. The Company also issued 1,497,700 shares of common stock at market value in consideration of liabilities.

In the nine months ended November 30, 1994, the Company acquired Electrotec Productions, Inc. for the payment of $89,000 in cash and a $350,000 note payable.

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

     The balance outstanding at November 30, 1995 of $3,662,900 reflects voluntary conversions of $1,837,100 by holders who have elected to receive 550,281 shares of common stock in exchange for their Notes.

     In the second quarter of Fiscal 1996, the Company issued $1,250,000 of 9% convertible notes. As of November 30, 1995, $1,125,000 of principle plus $33,094 in interest has been converted into 260,960 shares of common stock.

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

(b)  Malaysian Joint Venture
     -----------------------

     On September 23, 1993, the Company entered into an agreement with Burlington Technopole SDN. BHD., a Malaysian corporation ("Burlington"), for the formation of a joint venture to manufacture and sell speakers using Aura's proprietary technology. The joint venture, which has been named Audiora Sound SDN. BHD and was established under Malaysian law to operate in Malaysia, has the exclusive right to sell speakers using Aura technology in the ASEAN countries and the non-exclusive right to sell such speakers in the United States. Under the terms of the agreement, the Company owns 49% of the joint venture and Burlington owns 51%. The capitalization of the joint venture involves a total of $500,000 ($250,000 from each party) in initial investments by the Company and Burlington. In addition Burlington intends to borrow $8 million. The Company has granted all licenses as necessary to enable the joint venture to manufacture the speakers, and in return may receive up to $1 million in license fee, of which $500,000 was collected in January 1994 and included in revenues. There is no further obligation on the Company's part with regards to the license fee recorded as income. The Company further agreed to purchase a minimum of 3 million speakers per year (at an estimated cost of $5 million to $7 million) for the five years following the start of production of the speakers at prices equal to the wholesale market prices to the end users of the speakers. Payment for these speakers will be made with a revolving letter of credit based on 30 day revolving terms for each monthly purchase of speakers (based on the previous month's shipment). The production facility has been completed and production runs began in the second quarter of Fiscal 1996. At November 30, 1995, the Company's investment is $371,392, representing the initial investment plus other costs.

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

(e)  K & K Enterprises Joint Venture  (Speakers)
     -------------------------------------------

     On July 19, 1995, the Company entered into an agreement with K&K Enterprises for the formation of a joint venture to manufacture and sell speakers using Aura's proprietary technology. K&K has obtained a license to the Company's technology and will grant an exclusive sub-license to the joint venture. The joint venture has the exclusive right to build and sell speakers using Aura's technology in the republic of Taiwan, Indian Subcontinent, Middle East and the European market. The Company owns 49% of the joint venture and K&K owns 51%. As consideration for the license to K&K Enterprises, the Company will receive a $1,000,000 fee. In addition, the joint venture could, at Aura's discretion, build speakers for Aura's needs in other parts of the world. The Company has committed to order twenty million speakers over a seven year period
as the Company shall determine in its sole discretion.   The speakers are needed
to meet the Company's demand for multimedia applications.

     K&K Enterprises obtained part of their rights under this joint venture in a novation executed by Zylux Acoustic, a former joint venture partner with the Company.


(f)  K&K Enterprises Joint Venture (Bass Shakers)
     --------------------------------------------

     On July 12, 1995 the Company entered into an agreement with K&K Enterprises, for the formation of a joint venture to manufacture Aura's bass shaker, an audio enhancement sound system incorporating Aura's proprietary electromagnetic transducer technology. The joint venture, established to operate and manufacture within India, is owned 49% by the Company, and 51% by K&K Enterprises. In connection with the agreement, Aura granted to K&K Enterprises, an exclusive license to use Aura's patented and proprietary technology. As consideration for the license to K&K Enterprises, the Company will receive license fee payments quarterly over the life of the patent. Scheduled payments for the first five years total approximately $2.9 million.

     The Company has agreed to purchase two hundred eighty thousand bass shakers in the first year increasing to four hundred forty thousand units and five hundred sixty thousand units in years two and three. Thereafter, manufacturing commitments are now set at one hundred fifty thousand units of bass shakers per quarter. Pursuant to the agreement: (i) Aura will contribute to the new joint venture a working prototype of an exemplary product of the type to be manufactured; (ii) K&K will contribute a sublicense of the rights and obligations under the exclusive license; (iii) Aura and K&K will initially contribute $400,000 pro rata as paid in capital for the share certificates to be issued and; (iv) Aura will provide training to K&K personnel with reimbursement to Aura at cost.

     K&K Enterprises obtained part of their rights under this joint venture in a novation executed by Twilight International, a former joint venture partner with the Company.

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

6)   CAPITAL

     In the nine months ended November 30, 1995, options to purchase 203,000 shares of common stock were exercised resulting in proceeds of $647,860. Additionally, proceeds of $100,000 were realized from the exercise of warrants to purchase 35,165 shares of common stock.

     During the nine months ended November 30, 1995, the Company issued 15,051,280 shares of common stock for which it received proceeds of $51,200,298.

     During the nine months ended November 30, 1994, options to purchase 169,000 shares of common stock were exercised resulting in proceeds of $644,332. An additional $225,000 in proceeds was realized from the exercise of warrants to purchase 45,000 shares of common stock.

     In the nine months ended November 30, 1994, the Company issued 4,184,554 shares of common stock for which it received $21,271,985.

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

     Shareholder Litigation
     ----------------------

     On May 17, 1995 two lawsuits naming Aura, certain of its directors and executive officers and a former executive officer as defendants, were filed in the United States District Court for the Central District of California (Case Nos. CV-95-3295 and CV-95-3296). Both complaints (the "Complaints") purport to be class actions on behalf of all persons who purchased common stock of Aura during the period from May 28, 1993 through January 17, 1995, inclusive (the "Class Period"). The Complaints allege that as a result of false and misleading information disseminated by the defendants, the market price of Aura's common stock was artificially inflated during the Class Period. Specifically, the Complaints allege that (i) in its periodic reports filed with the SEC during the Class Period and/or certain public announcements made during that period, the Company increased its reported revenues by overstating product sales and certain licensing fees and (ii) the Company misstated the sophistication and quality of, and commitments for the Company's "Interactor Vest." The Complaints request damages in an unspecified amount under certain federal securities laws. The Company believes that this action is frivolous and that it has meritorious defenses to all these claims. The Company filed motions to dismiss the complaints on August 4, 1995. The plaintiffs did not oppose the motions to dismiss but instead filed a consolidated amended complaint on September 1, 1995. On October 2, 1995, the Company filed its motion to dismiss the consolidated amended complaint. On November 20, 1995, the court dismissed the consolidated amended complaint without prejudice and granted plaintiffs 10 days leave to amend. Plaintiffs filed their second amended complaint on December 5, 1995. The Company filed motion to dismiss the second amended complaint on December 22, 1995. A hearing on defendant's motion is scheduled for January 16, 1996.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     RESULTS OF OPERATIONS

     For the three months ended November 30, 1995, the Company lost $287,621 on revenues of $28,117,313 compared to income of $827,223 on revenues of $18,372,429 for the comparable period of Fiscal 1995. For the nine months ended November 30, 1995, the Company lost $2,022,571 on revenues of $55,716,103, compared to a loss of $389,404 on revenues of $32,214,127 in the prior year nine months. Contributing to the loss in the three and nine months was a reduction in license fee revenue of $1/2 million and $2.5 million, respectively, and an increase of approximately $460,000 and $1,760,000 in depreciation and amortization.

     Revenue for the three and nine month periods ended November 30, 1995 increased by $9,744,844 and $23,501,976 respectively, from the corresponding periods in the prior year. The increased revenues resulted primarily from sales from the Company's new subsidiaries.

     Sales of computer related products to five unrelated parties in the nine months ended November 30, 1995, totaled $27,164,554 or 48.8% of revenues compared to $4,969,345 or 15.4% of revenues to a single unrelated customer in the comparable prior year period. This increase is primarily the result of sales of the Company's Newcom subsidiary.

     There were no license fee revenues in the three and nine months periods ended November 30, 1995. License fee revenues for the three and nine months ended November 30, 1994 totaled $500,000 and $2,500,000, or 2.7% and 7.8% of revenues, respectively. Since there is no further obligation on the Company's part with respect to these license fees, they have been recorded as revenue in the three and nine month periods. License agreements have a pronounced effect on operating results because associated direct costs are insignificant. At the same time, the nature of transactions underlying these revenues means that such revenues are likely to be erratic and difficult to predict. However, the Company believes that revenues from licensing of its technology may increase as more applications of the Company's technology are licensed to third parties.

     Cost of revenues for the three and nine months ended November 30, 1995 increased by $10,739,407 and $23,174,962 in comparison with the corresponding periods in the prior year as a result of the increase in purchased parts associated with the increase in sales of the Company's products.

     Gross margins for the periods ended November 30, 1995 were negatively impacted by the increase in depreciation and amortization which is primarily due to the amortization of deferred charges. These charges are being amortized over a two year period. The prior years gross margin was favorably impacted by the inclusion of license fees which have little or no associated direct costs.

     Research and development costs for the three and nine months ended November 30, 1995 increased by $339,134 and $555,158 as the Company increased development of new applications for its patented technologies.

     General and administrative costs for the three and nine month periods decreased by $144,004 and increased by $1,143,934 respectively due principally to the addition of the Company's two new subsidiaries Electrotec Productions, Inc. and Newcom Inc.

     Depreciation and amortization for the three and nine months ended November 30, 1995 totaled $1,273,280 and $3,192,599 compared to $815,312 and $1,432,599 in the prior year periods.

     The Company had net interest income of $106,397 and $49,203 for the three and nine months ended November 30, 1995, compared with net interest expense of $86,856 and $192,569 for the prior year periods due partially to the voluntary redemption of a portion of the Company's Secured 7% Convertible Notes and partially to the increased amount of cash available to be invested in the current year periods.

     LIQUIDITY AND CAPITAL RESOURCES

     In the nine month period, cash increased from $3,827,500 at February 28, 1995 to $19,657,820 at November 30, 1995. Inventories increased by $12,667,220 as the Company built inventory levels to an amount necessary to support sales.

     Accounts receivable increased by $8,604,277 at November 30, 1995 from the quarter ended August 31, 1995 on sales of $28.1 million while increasing $18,969,169 on sales of $55.7 million from the prior fiscal year end level.

     Cash flows used in operations increased by $6,944,537 compared to the prior year nine months. Working capital increased to $86,445,237 from $33,796,181 over the fiscal year end level, with the current ratio improving to 8.59:1 from 3.24:1.

     In the nine months ended November 30, 1995, financing activities contributed $644,332 from the exercise of options to purchase 169,000 shares of common stock, $100,000 from the exercise of warrants to purchase 35,165 shares of common stock, and $51,200,298 from the sale of 15,051,280 shares of common stock.

     In the nine months ended November 30, 1995, 1,032,314 shares of common stock were issued for the settlement of previously recorded liabilities, and 315,000 shares of common stock were issued for the acquisition of assets.

     In the nine months ended November 30, 1994, financing activities contributed $869,322 from the exercise of options and warrants to purchase 214,000 shares of stock and $21,271,985 from the sale of 4,184,554 shares of common stock.

   In the past, the Company's cash flow generated from operations has not been sufficient to completely fund its working capital needs. Accordingly, the Company has also relied upon external sources of financing to maintain its liquidity, principally private and bank indebtedness and equity financing. No assurances can be provided that these funding sources will be available in the future. The Company expects that, with the expansion of production and sales of its interactive products, speaker products and computer related products, the Company's cash flow and results of operations will be favorably impacted in the future.

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


                                               AURA SYSTEMS, INC.
                                           ---------------------------
                                                  (Registrant)



Date:    JANUARY 15, 1996                  By:  /s/ Steven C. Veen
     -------------------------                  ----------------------
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