Form 10-K
period 1996-02-29
AURA SYSTEMS INC
filed 1996-06-05
CIK 826253

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                           -------------------------

                                   Form 10-K


(Mark One)
 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

       For the fiscal year ended........................ February 29, 1996

                                      OR

 [_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                     EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

       For the transition period from...............to....................
        Commission File Number....................................0-17249


                               AURA SYSTEMS, INC.
             (Exact Name of Registrant as Specified in its Charter)

            Delaware                                  95-4106894
            --------                                  ------------------
       (State or Other Jurisdiction of                (I.R.S. Employer
       Incorporation or Organization)                 Identification No.)

                               2335 Alaska Ave.
                         El Segundo, California  90245
                         ----------------------- -----
                   (Address of principal executive offices)

                                (310) 643-5300
                                --------------
                         Registrant's telephone number

          Securities registered pursuant to Section 12(b) of the Act:

                                     None

          Securities registered pursuant to Section 12(g) of the Act:

                                 Common Stock

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]   No
     ---       ---

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     At May 30, 1996 the aggregate market value of the voting stock held by non-affiliates of the Registrant was $279,090,777. The aggregate market value has been computed by reference to the average bid and asked price of the stock on May 30, 1996. On such date the Registrant had 62,858,283 shares of Common Stock outstanding.

                                     PART I


ITEM 1   BUSINESS


INTRODUCTION


     Aura Systems, Inc. ("Aura" or the "Company"), a Delaware corporation, is engaged in product development, commercialization and sales of systems and components using patented and proprietary electromagnetic technology as well as other products such as sound cards, modems, multimedia kits and computer monitors.

     The Company's proprietary and patented technology is being developed for use in systems and products for commercial, industrial, consumer and government use. To date, a combination of Aura funds and commercial and governmental development contracts have been utilized in the process of developing product applications. In the fiscal year ended February 29, 1996 ("Fiscal 1996"), a majority of the Company's consolidated revenues have been generated from sales of commercial products. See "Management Discussion and Analysis of Financial Condition and Result of Operations." Sales of computer related products to a single unrelated third party were $20.6 million or 25.1% of revenues. No sales to this customer occurred in prior fiscal years. Sales to MCDP declined to $3.5 million or 4.3% in Fiscal 1996 from $7.4 million or 17% in Fiscal 1995.

     The Company believes its systems represents significant advancement in the application of electromagnetic technology. One of the basic forces of nature, electromagnetism can, if used in a controlled fashion, provide the link between electronic control and the mechanical, communications and display worlds. Specifically, the Company has developed types of electromagnetic devices to accomplish these links: electromagnetic actuators to provide back and forth motion, dielectric resonator oscillators and similar devices to generate electromagnetic energy of particular wavelength and actuated mirror arrays to direct and point electromagnetic waves.

     Prior to Fiscal 1992, the Company was engaged in work on various classified military programs. The Company has now completed the transition to a manufacturer and supplier of consumer and industrial related products and services.

     In February 1993, to increase the Company's capacity to manufacture machined parts, the Company completed the purchase of substantially all of the assets, which primarily included heavy machinery and inventory, of Precise Precision Products, Inc. (dba. Four Star Precision Products) a California corporation. In June 1993 to expand the Company's ability to produce materials for its AMA products, Aura Ceramics, Inc., a Delaware Corporation, was formed to operate a ceramics manufacturing facility. The facility, acquired through an asset purchase, was previously operated by Alliant Techsystems, Inc. The facility is located in a leased building in New Hope, Minnesota and the purchase included ceramic manufacturing kilns and heavy machinery. In September 1994, the Company funded NewCom as a wholly owned subsidiary to engage in the manufacture of modems and multi media products. (See NewCom, Inc. under Subsidiaries). In October 1994, the Company completed the acquisition of all outstanding shares of Electrotec, Inc. which is engaged in the business of leasing concert sound systems. (See Electrotec Productions, Inc. under Subsidiaries). Subsequent to the close of the fiscal year, the Company has executed a Stock and Investment Purchase Agreement to acquire 100% of the outstanding shares of MYS Corporation of Japan, which is engaged in the manufacture and sale of speakers and speaker systems.
(See MYS Corporation under Subsidiaries).

     Set forth below is a summary description of the Company's technology with examples of its applications and some of the Company's principle agreements.

DESCRIPTION OF BUSINESS

Technology

 . Magnetic Technology

         The Company has developed and patented highly efficient magnetic circuits (See Patents), which provide substantial improvements over devices of similar purpose available prior to Aura's technology. The advantages include extended performance, reduced size and ease of control over previous devices.

 . Magnetic High Force Actuators  (HFA)

         An actuator is a device that creates a lateral force upon command. Actuators are used in a wide range of applications, including high speed, precision applications such as audio speaker drivers, computer-controlled applications such as the control of aircraft flaps and heavy-duty applications such as the lifting of the bed of a dump truck. Actuators are generally hydraulic, pneumatic, mechanical or voice coil. Hydraulic, pneumatic and mechanical actuators can produce extremely high forces and long strokes in relatively small packages. Voice coil actuators provide high precision and high speed operation, producing short stroke and very little force. Actuators are most commonly used to position objects, or to create or cancel vibrations by producing a force upon command.

         Hydraulic and pneumatic actuators use fluid or gas pressure to create this force. When commanded, force is created via opening a valve, which lets the fluid or gas under high pressure into a chamber. The speed and controllability of this type of actuator is defined by the precision of this valve, the size of the chamber, and the pressure of the gas or fluid.

         Mechanical actuators use a motor and gearbox to turn rotary motion into linear motion. The speed and force of this type of actuator is a function of the size of the motor and the gear ratios in the gearbox.

         A voice coil actuator uses a law of physics known as Lorentz's Law to convert electricity directly into force. When electricity goes through a wire, it creates a magnetic field around that wire. If that wire is being exposed to an external magnetic field, these fields "repel" each other in the same way as two magnets will repel. If the external magnetic field is held constant, the repelling force is proportional to the level of electric current in the wire. This property permits voice coil actuators to be controlled precisely and to react quickly.

         Aura's high force electromagnetic actuator (HFA) is the first "Lorentz's Law" actuator to provide both the high forces and long strokes produced by hydraulic or pneumatic actuators at the speed and precision of response produced by voice coil actuators. This ability is attributable to the patented magnetic design. High energy permanent magnets are arranged to focus nearly all of their magnetic energy into useful work. Standard voice coil actuators typically utilize about 40% of the available magnetic energy; Aura's HFA uses nearly 90% of that energy. The magnetic arrangement also allows virtually unlimited stroke potential. Standard voice coil actuators typically provide less than one inch of stroke; Aura's HFA's stroke is virtually unlimited, as is demonstrated in an actuator that Aura has built, which can produce over 1,000 pounds of force over a 32 inch stroke.

         A major advantage of Aura's HFA design is its simplicity. With one moving part, the Aura HFA can replace motor-driven actuators with their associated gearboxes, and hydraulic and pneumatic actuators with their compressors, fluid valves, seals, etc. Because it is controlled electronically, HFA's can be driven directly by computer command. The Company has commercially employed its HFA technology in, among other things, its speaker line, motion simulators and actuated weld heads.

         Because the HFA is an all electromagnetic device it does not require the use of an environmentally regulated fluid or organic chemical in its use and operation. Due to its design, the device is automatically shielded and does not radiate electromagnetic energy. Thus the HFA is truly an environmentally clean device. The HFA can be in a variety of sizes and shapes and serve as a replacement part without the need for retooling for most applications. Finally, the efficiency of the HFA is such that, in many applications, the system cost using this product is lower going in and considerably lower in maintenance throughout the life of the machine.

 . Electromagnetic Actuator  (EMA)

         During Fiscal 1995, the Company developed, built and demonstrated a new type of actuator, called the Electromagnetic Actuator, or EMA. EMA was developed to fill the performance gap between linear actuators and solenoids.

         Like a solenoid, EMA operates on purely electromagnet principles, and therefore uses no permanent magnets. It is extremely simple in construction (1 moving part, 5 parts total) and is extremely rugged. It was developed initially for the industrial and automotive markets, but has shown promise in the test equipment market as well. An EMA is physically equivalent in size to solenoids with comparable force capacities, and can be operated at temperatures exceeding 450(degrees)F.

         What sets EMA apart from a standard solenoid, is its ability to custom-tailor the force produced as a function of stroke. For example, an automotive EGR valve requires peak force at the beginning of the stroke in order to "crack" the valve open. A standard solenoid, by its very nature, produces peak force at the end of its stroke, not at the beginning. Therefore, a solenoid will require a large amount of power to compensate for its inherent limitation. Conversely, the force profile of an EMA can be customized to provide high force at the beginning of the stroke, resulting in a more efficient device that is much easier to control for the EGR application.

         Another advantage of EMA over a solenoid, is its actuator-like ability to provide consistent force over much longer stroke lengths. As stated above, a solenoid produces peak force at the end of the stroke. To be used for an application requiring proportional control, a "proportional" solenoid requires complex electronics to compensate for this inherent non-linearity. An EMA basically "spreads" the solenoids peak force over the entire stroke, providing linear force over a greatly extended stroke length without need for complex electronics.

 . Light Efficient Displays - Actuated Mirror Array (AMA)

         Light displays such as projectors and large screen televisions can be made by a number of techniques many of which are available on the market. These include liquid crystal displays (LCD), cathode ray tubes (CRT), deformable mirror displays (DMD), oil film projectors and plasma tubes. For the segment of the market dealing with large images, the major requirement is to get more light out per unit watt of electricity in. However, each of these technologies requires the utilization of an element which causes a loss of light efficiency in order to create the image.

         Liquid crystals utilize an electric field to change the light polarization properties of a surface which is then used to create an array of cells to paint an image. Cathode ray tubes utilize an electron beam which is bent by the video signal to create images by colliding with a phosphor on the front surface to create light. DMDs utilize an electric field to bend a mirror at a large angle to switch it to either "on" or "off". Oil film projectors change the transmissive properties of an oil film allowing an image to be created. Plasma tubes create an electrical discharge in a tiny tube filled with gas. The gas glows allowing an image to be created by an array of such tiny tubes. Each of these technologies have their own advantages and limitations thus creating niches within the display market where competitive advantages can be achieved.

         The Company has developed and patented a technology (a "light valve") for generation of images called the Actuated Mirror Array (AMA) technology. It utilizes an array of micro actuators in order to control tiny mirrors whose position change is used to cause a variation in intensity. The Company expects this device to have a major impact on applications where light efficiency is paramount such as in large screen television, movie or exhibition displays, or even the testing of electro optical devices for military or civilian use. Management believes that the AMA may be manufactured at a competitive cost in large quantities, thus making it commercially feasible. Thus, AMA based devices are expected to offer the combination of increased display intensity at lower costs of production.

         The AMA technology is considerably different from the mirror array technology known as DMD which is not covered by Aura's patents. DMD does not utilize an actuator to steer the mirror which, due to lack of controllability can only be commanded to either full "on" or full "off "in intensity. Images are created by dividing the sampling time available for a given video frame thus causing a larger motion of the mirrors at more stressing rates than Aura's technology requires. The Company believes that as a result, the AMA technology has a technical advantage over DMD in achieving higher contrast, more intensity and longer lived element.

         The Company as entered into a license and manufacturing agreement with Daewoo Electronics Co., Ltd., to build television and other devices based on AMA Technology (see Agreements - Daewoo AMA Agreement)


 . Dielectric Resonator Oscillators (DRO) & Similar Devices

         An oscillator is a device used to create electromagnetic radiation. Oscillators are used as a basic component in electromagnetic (wireless) communications systems such as cellular telephones, satellite transponders, radio-telephonic communications and microwave links (High frequency short wavelength electromagnetic waves). There are a variety of types of oscillators including oscillators which include voltage controlled oscillators (VCO), crystal oscillators, varactor tuned oscillators, mechanically tuned oscillators
(MTO) and Gunn oscillators.

         A dielectric resonator oscillator (DRO) is a particular form of oscillator that uses a piezoceramic disk to create a resonant cavity for exciting electromagnetic energy. A piezoceramic disk is a device that produces force when voltage is applied to it, which in turn can be used to produce motion. DRO's have significant advantages in the range of 2-18 GHz. which spectrum is used in much of the now popular telecommunications applications. The DRO typically uses a factor of 10 less power than the previously used MTO's and do not suffer from vibration induced noise. Also, the service life is typically a factor of 10 or more greater than previous technology, thus affecting maintenance costs of hard to access equipment. The Company believes that the quality of its product and resulting lowered customer maintenance provide it with a competitive advantage.

 . Piezoelectric Materials

         Aura Systems manufactures materials which are known as piezoelectric materials. Such materials are characterized by a change in dimension when voltage is applied to them and are a main component of the Company's AMA display technology. The Company has a factory based in Minnesota, for the production of such materials which include standard materials used in devices as simple as jewelry cleaners to devices as complex as medical ultrasound equipment. In addition, the Company has proprietary mixtures of material which have shown greater performance capability than other materials on the market. The Company has acquired all commercial rights to a patented and patent pending formulation of material known as Rainbow(TM) (Reduced And Internally Biased Oxide Wafer), which has significant potentials for enhanced material performance.

 . Magnetic Materials

         The Company is pursuing research into magnetic materials based on the work of its Russian operation located in Moscow. The principal research involves the development of new materials and improvement in the manufacturing technology and processes of magnet production used by the Company in its devices. Significant progress has been reported in three major areas affecting high energy magnets.

         The Company holds proprietary know how and patents from its Russian operation dealing with a new formulation and processing of one of the major high energy magnet materials. The formulation can be readily manufactured in a number of shapes, including ring magnets which can greatly simplify the production of some of the Company's magnetic products.

         The manufacturing process for the above material appears to offer considerable potential for cost savings during material production. This process allows for greater variation in the initial composition of materials thus providing higher yield.

         Recently, the Company's Russian Operation has perfected a new process that results in corrosion resistant high energy magnet material without requiring coatings. This process could result in considerable cost reductions to the Company for magnets used in its multimedia and TV speakers. The coating process needed with high energy magnets available to date, is responsible for a large percentage of the machining and handling cost of finished small sized magnets that are currently used in the Company's speaker systems.

 . Sparking Gasket System (SGS) Material

         The sparking gasket system (SGS) structure is made up of a gasket material and electric circuit with integrated sparking electrodes. SGS is based upon highly unique materials developed exclusively by the Company. The gasket material utilizes a proprietary polymer formulation with unique additives. This allows the sparking system to perform under the extremes of internal combustion engine operations. These range from sub-zero to wide open throttle, e.g., 1800(degrees)F temperatures and high voltage (40 KV+). Also, the materials are highly tolerant of hot exhaust gases, engine coolant and oil. Gasket materials are locally transformed by the engine's exhaust gases from a sealing rubber to a ceramic heat barrier while the remaining rubber material seals with increasing effectiveness.

 . Signal Processing Patents

         The Company acquired the patents and all the rights to exploit the technology developed by Dr. Daniel Graupe of the University of Illinois. The technology known as Blind Adaptive Filtering is an optimal process of filtering noise from electronic signals. Such signals might be data coming over satellites and or telephone lines, in the air for television signals or even in the electronics associated with hearing aids. The techniques require no special statistical knowledge of the signal or noise processes unlike previous attempts at noise filtering. The Blind Adaptive Filter gives optimal performance due to the lack of assumptions required.

Applications

         The Company believes it has core electromagnetic technology which can be used for many applications in numerous fields. The following are just some examples of application and the advantages provided by Aura's technology.

 . AuraSound(TM) Speakers

         An important line of products based on Aura's electromagnetic actuator technology, are the AuraSound(TM) audio speakers and Bass Shaker(TM) sound enhancement devices.

         Of the estimated one-half billion loudspeakers manufactured and sold each year around the world, approximately 95% use a voice coil motor to produce the movement of the speaker cone. The basic design of the voice coil motor has not fundamentally changed since its initial introduction, almost 100 years ago. Aura has developed a new, more efficient voice coil motor--the AuraSound(TM) voice coil motor--thus significantly expanding the state of the art. The AuraSound(TM) voice coil motor utilizes a new type of magnetic structure--based upon Aura's patented line of high force linear actuators--to drive speaker cones.

         The Company believes that the AuraSound(TM) advantages as compared to competitors speakers are as follows:

            .  Higher efficiency, lower distortion
            .  Enhanced bass output--for lower lows
            .  Longer cone excursion capability--for higher volume sound
            .  Improved linearity--for more accurate sound reproduction
            . No magnetic shielding required--not expected to distort TV or video/computer monitor displays or corrupt data in computers and disks
            .  Low weight and small size
            . Adaptable design which allows speakers of any size, shape and performance to be manufactured.

         Bass Shaker(TM) - The Bass Shaker(TM) is a product that the Company started shipping at the end of Fiscal 1995. The Bass Shaker is an electromagnetic actuator where the coil is stationary and the magnetic assembly is moving. The force created by this motion generates a "felt bass" when responding to low sound vibrations. This makes the Bass Shaker(TM) a very compact and efficient subwoofer. The Bass Shaker(TM) is bolted to the auto floor (under the seats or on the sides), and then connected to the existing stereo system. With the Bass Shaker(TM), the driver and passengers get the feel and sound of a very large sub-woofer without producing sound outside of the car.

 . Electromagnetic Valve Actuators  (EVA)

         Over the past several years, the Company has been applying its patented electromagnetic technology to a variety of applications. One application developed is its electromagnetic valve actuator (EVA), which is an electromagnetic actuator capable of opening and closing internal combustion engine valves, replacing the mechanical camshaft on an engine. EVA uses the power of electromagnets to open and close engine valves, and is capable of accomplishing this in less than 3/1000 of a second. The engine computer that is used on virtually all modern automobile engines will send to the EVA electronics module a valve position command in the same way it will send a fuel injector command. The EVA electronic module will implement the command, and wait for the next command from the computer.

         Two major benefits arise from the EVA's ability to open and close the valve electromagnetically: 1) the camshaft and associated mechanical hardware can be eliminated, and 2) the opening and closing of the intake and exhaust valves can be commanded by the engine computer. As an example, EVA has been retrofitted on a 140 HP, 2.3L 4 cylinder Ford engine that is currently running in the laboratory.

         Computer control of the valve timing has potentially material benefits to engine performance, fuel economy and emissions. With EVA, the computer can precisely control the amount of air that is allowed into the engine in the same way that modern fuel injectors control the amount of fuel. By optimizing this "fuel-air mixture" dynamically as a function of engine RPM and load, optimum engine performance can be achieved over the entire operating range of the engine. With a standard camshaft, the engine can be optimized at only one range of RPM and load conditions. That is why very high performance engines idle "rough", as they are optimized for high RPM, thereby sacrificing smoothness at low RPM.

         By optimizing the fuel-air mixture dynamically, both performance (horsepower) and fuel economy will increase, while emissions are expected to decrease. The implementation of EVA also greatly simplifies the engine mechanically. The entire camshaft assembly, with includes timing chain, camshaft, rocker arms, etc. is replaced by very simple valve actuators. Other emission systems currently on the vehicle, such as the EGR (exhaust gas recirculation) and IMRC (intake manifold runner control) valves can be eliminated. Even the throttle assembly can be eliminated by using EVA to control the amount of air going into the engine. Overall engine cost may be substantially reduced.

         Due to the Company's patented design, EVA requires relative little power to operate. Lab measurements have shown that the total power required to operate EVA is typically well under 100 watts/valve. Because of friction and mechanical losses, a typical camshaft requires 3 to 5 horsepower to operate (1hp=750 watts).

         The Company is currently under contract to retrofit EVA's on different types of diesel, automobile and motorcycle engines.

 . Flywheel Alternator Starter (FAS)

         In continuing to push the state of the art in electromagnetic technology the Company has developed a device, which it calls the flywheel alternator starter (FAS), that replaces the existing flywheel, alternator and starter in an automobile by:

                Starting the engine electromagnetically (starter function) Charging the battery (alternator function)
                Providing inertia for smooth idling (flywheel function)

This device has also the capability for high power generator that can provide AC power such as:

         110 VAC or 220 VAC
         Up to 25KW capacity

         The Company has built and installed the FAS device on a 2.3L Ford Ranger that was one of the highlights of the SAE show in late February in Detroit. The Company is currently developing an aftermarket generator using the FAS technology that will be commercially available toward the end of 1996. This generator when installed in an automobile will generate both AC and DC power to be used for numerous industrial applications as well as emergency power. The Company is currently exploring numerous possibilities with OEMs worldwide who have shown great interest in this technology and its applications.

 . Other Industrial Applications

         The Company believes that the sphere of applications for electromagnetic technology is large. In the last few years prototypes using this technology have been built for evaluation in a variety of industrial applications. The prototypes and limited production units currently being tested and evaluated have potential automotive, industrial, petrochemical, aviation and consumer applications. These applications include fuel flow control, active, welding, fluid power control, shaker control, structure control, redraw actuation for aluminum can making, flight motion simulation and amusement rides. The Company has commercially manufactured its technology in its speaker line, motion simulators, amusement rides, redraw actuators for aluminum can-making machines, and actuated weld heads.

 . Interactor(TM)

         The Company developed, in the Fall of 1993, a new product, called the "Interactor(TM)", intended for the video game market. The Interactor(TM) vest utilizes an electromagnetic transducer to convert electrical signals derived from the audio channel of a television, stereo, video game, or the like, into low frequency (bass and sub-bass) vibratory sensations. The transducer itself operates on the principle known as Lorentz's Law, which is the same electromagnetic principle used in the Company's electromagnetic actuators and speakers.

         The Company sold approximately 420,000 total Interactors(TM) vests. In Fiscal 1996 Interactor vest sales were very disappointing with net sales of only $3 million. After a disappointing holiday season the Company decided to drastically curtail Interactor activities and stop actively pursuing the business. (See Item 7 Management Discussion And Analysis - Results Of Operations).

Subsidiaries

         The following are the Company's subsidiaries:

 . Delphi Components

         Delphi Components, Inc. ("Delphi") is a wholly owned subsidiary of Aura. Delphi is in the business of design, manufacture and sales of microwave components. Microwaves are the portion of the electromagnetic spectrum with wave lengths as long as 30 cm down to sub millimeter wavelengths. The single most important product of the division are dielectric resonator oscillators (DRO's) described fully under Description of Business-Technology.

         Historically, Delphi served the military marketplace with components for microwave communications and electronic warfare. The company started its own military conversion program and has switched its products to servicing the needs of the commercial microwave customer base.

         The commercial microwave business is strongly dominated by satellite communications, radio telephone and television broadcast and distribution marketplaces. With the large growth in the cellular communications business, Delphi has positioned itself to provide microwave sources for these markets.

         DRO's such as manufactured by Delphi are a major component of the up links and down links necessary to get television or telephone signals to and from satellites. They are a major component in satellite decoders for cable television distribution systems and are a major component in cellular telephone links as well as more traditional microwave based T4 telephone links.

         Delphi has traditionally provided the bulk of its products in the 6-8 GHz. portion of the microwave spectrum for radio telephone usage. With the changes in the microwave market, 1-2 GHz. units to support personal communications systems (cellular telephones) and 16-18 GHz. to service satellite communications are now sold as well. In recent months the company has received recognition for its low noise and high power units. In the crowded microwave communications business, low phase noise is a key selection criteria amongst Delphi's current and its potential new customers.

 . Aura Ceramics, Inc.

         In June 1993, the Company acquired the assets of the Ceramics Center of Alliant Techsystems, Inc. solely for the assumption of liability for environmental cleanup with no current cash payments required. The cost of environmental cleanup has been estimated at $750,000 and would be payable upon vacancy of the leased premises. Aura Ceramics, Inc. began operations shortly after formation. Aura Ceramics is a producer of high performance piezoelectric materials such as lead lanthanum zirconium titanate (PLZT), lead zirconium titanate (PZT), and reduced and internally biased oxide wafers (RAINBOW(TM)) materials. These materials are used as sonar transducers, control actuators for commercial and military laser ring gyros, light modulator actuators, a variety of piezoelectric actuator, and acoustical sensor applications. Aura Ceramics has been a materials manufacturer and is now also becoming a subsystem supplier with parts utilizing materials manufactured by it.

 . Electrotec Productions, Inc.

         In Fiscal 1995, the Company purchased 100.0% of the stock of Electrotec Productions, Inc., a California corporation ("Electrotec"). The total purchase price was $439,000. As part of the purchase, the Company advanced $1.7 million to Electrotec to pay off a shareholder loan and a bank loan. Electrotec is in the worldwide business of providing sound systems for concerts. To strengthen Electrotec's presence in the European market, Electrotec established a European subsidiary which in December, 1995, completed an asset purchase of Audio Lease, Ltd., a United Kingdom based competitor of Electrotec.

 . NewCom, Inc.

         NewCom is a subsidiary for the manufacturer and marketer of leading edge high performance computer communication and multimedia products for the IBM compatible and Apple Macintosh personal computer markets. NewCom offers a line of products including, among other products, internal data fax modems, speaker phones and multimedia sound solutions.

         The Company has set up a distribution system in a very short period of time, selling its products to original equipment manufacturers ("OEMs"), value added resellers ("VARs") regional distributors and various retailers and mass merchants.

         Currently, the Company has close relationships with its two primary manufacturers one of which is in China and the other in Mexico. NewCom also enjoys good working relationships with industry standard telecommunication and multimedia chip vendors such as Rockwell International Corporation, Sierra Semiconductors, Opti Corporation, Yamaha Corporation and Analog Devices Incorporated.

         In Fiscal 1995, the Company acquired all patents and rights from GS Systems to noise suppression and reduction algorithms. The principal developer of this technology is an internationally recognized scientist,

Dr. Daniel Graupe, who is noted for his work in the field. Dr. Graupe has shown a capability of eliminating a major portion of the noise found in wireless and conventional telephone systems that corrupt data sent via fax. The Company is developing a version of these noise reduction devices to use in NewCom fax modems. If successful, devices with these components in them should be able to operate at significantly higher data rates than conventional devices. However, no assurances can be given that the above noise suppression filters will be successful for the fax modem application and even if successful, no assurances can be given to the time needed to bring such products to market.

 . Auratech, Inc.

         In late 1995, the Company purchased 50.1% of Auratech owned by a joint venture partner (See Agreements-Auratech Industrial Equipment Venture). The Company now owns 100% of Auratech and operates it as a wholly owned subsidiary.

 . MYS Corporation

         On February 20, 1996 the Company entered into a Memorandum of Understanding ("MOU") with the principal shareholders of MYS Corporation of Japan setting forth the Company's intent to purchase and the shareholder's intent to sell 100% of the outstanding, shares of MYS, in exchange for shares of Aura common stock in an amount and number to be determined. The MOU established a framework in which the Company could conduct its due diligence and negotiate a definitive sale and purchase agreement.

         Subsequent to fiscal year end, the Company concluded its due diligence and executed a definitive Stock and Investment Purchase Agreement with all the MYS shareholders. The principal terms of the Stock and Investment Purchase Agreement require the Company to issue common stock in such number of shares as would equal Two Million Dollars in exchange for all outstanding shares of MYS and its subsidiaries. In addition, the Company would assume existing long term liabilities not to exceed Four Million Dollars and all assets of MYS and its subsidiaries.

         In addition to its corporate offices in Japan, MYS has manufacturing operations in Malaysia and the U.S.A. MYS provides speakers to an OEM customer base which includes Radio Shack as its most significant customer. No provision has been made for the acquisition of MYS in the Company's financial statements for the fiscal year end February 29, 1996. The Company will consolidate MYS into its financial statements beginning the first quarter of fiscal year 1997.

 . CAD/CAM

         On May 9, 1989, Aura acquired International Micro CAD/CAM Engineering, Ltd., a British Columbia corporation, and its wholly-owned subsidiary Micro CAD/CAM Systems, Inc., a California corporation. These companies are engaged in the design, development and marketing of computer aided design and manufacturing software for sale to companies utilizing computer numeric controlled machining equipment. Since Fiscal 1993, the operations of this subsidiary have been dormant. The Company will merge this subsidiary into the Company.

Agreements

         The following, are significant agreements that the Company has entered into in connection with applications of its technology.

 . Daewoo AMA Agreement

         After a lengthy study of the Company's technology, in August 1992, Daewoo Electronics Co., Ltd. entered into a definitive joint development and licensing arrangement with the Company to develop and commercialize televisions utilizing the AMA. The AMA is an array of tiny mirrors that can be independently tilted to any angle over its range. Images are formed by controlling the tilt angle of each individual mirror as a high intensity light source is reflected off its surface, and is used for either front or rear projection television (see Technology).

         The agreement provides for the payment by Daewoo to Aura of a $1,500,000 licensing fee and the payment of approximately $2,000,000 by Daewoo to Aura for development costs, all of which have been received by the Company. Aura also is to receive a fixed royalty (depending on television size), for each television set manufactured by Daewoo or licensed by Daewoo to a third party. Under the agreement, Daewoo will be required, in the future, to license the technology to all interested third parties. Furthermore, all the televisions using the AMA will be identified on the product by an Aura trademark. Royalty payments will be on a scheduled basis upon commencement of commercial production. Daewoo has recently announced it's expectation to begin commercial production in 1996.

         No assurance can be given that commercial production will occur. The ultimate degree of success (if any) of this venture is dependent on Daewoo, who is responsible for all manufacturing and sales under the license agreement.

 . Malaysian Joint Venture

         On September 23, 1993, the Company entered into an agreement with Burlington Technopole SDN. BHD., a Malaysian corporation ("Burlington"), for the formation of a joint venture to manufacture and sell speakers using Aura's proprietary technology. The joint venture, which has been named Audiora Sound SDN. BHD. was established under Malaysian law to operate in Malaysia, has the exclusive right to sell speakers using Aura technology in the ASEAN countries and the non-exclusive right to sell such speakers in the United States. Under the terms of the agreement the Company would own 49% of the joint venture and Burlington would own 51%. The capitalization of the joint venture would involve a total of $510,000 in initial investments by the Company and Burlington, and $8 million in funds borrowed by Burlington. The Company has already contributed its $250,000 share of the capitalization. The joint venture is now operational and is shipping products.

         The Company has received the first $500,000 payment toward the $1,000,000 license fee with the second $500,000 payment due upon completion of four speaker assembly lines.

 . Auratech Industrial Equipment Venture

         In May 1994, the Company entered into an agreement with Parviz Nazarian, an individual ("Nazarian") for the formation of a corporation to develop, design, manufacture and market machine tool, robotics and industrial hand tool applications of the Company's electromagnetic technology. The corporation was incorporated in Delaware, as Auratech, and is owned 50.1% by Nazarian and 49.9% by the Company. The corporation will be jointly managed by Aura and Nazarian. In connection with the agreement, in May 1994 Aura granted to Nazarian an exclusive license to use Aura's patented and proprietary technology in the field of machine tools, robotics and commercial and industrial hand tools. In consideration of the license, Nazarian agreed to pay to Aura a non-refundable license fee of $1,000,000, all of which has been received by the Company.

         Pursuant to the Company's agreement with Nazarian, (i) Aura will contribute to the new corporation a working prototype of an exemplary product of the type to be developed and designed by the new corporation; (ii) Nazarian will contribute to the new corporation a sub- license of the rights and obligations under the exclusive license; (iii) Nazarian will provide a $2,000,000 working capital loan to the new corporation at prevailing commercial bank loan interest rates; (iv) Aura and Nazarian will contribute their respective management expertise to the new corporation; and (v) Aura will provide training to the new corporation's personnel.

         In June 1995, Auratech entered into a license agreement with DCT (Detroit Center Tool). DCT is engaged in business relating to the design and integration of robotics in automobile assembly lines. Under the license, DCT may manufacture the Company's patented and proprietary electromagnetic actuator for an actuated tool used in such assembly lines. Electronic controllers using the Company's proprietary technology for use with the actuators built under license will be purchased from the Company. The first application being sought by DCT for use of the Company's electromagnetic actuator is in the actuation and control of weld heads for chassis and body fabrication. Under the agreement DCT will pay an annual license fee of $100,000 in 1997, $250,000 in 1998 and $1 million every year thereafter for the life of the patents (approximately 16 years) in order to keep worldwide exclusive applications for use in automotive assembly lines.

         In late 1995 Aura puchased the 50.1% of Auratech owned by the Nazarian group for 315,000 shares of restricted Aura common stock. The Company now owns 100% of Auratech and operates it as a wholly owned subsidiary.

 . K & K Enterprises Joint Venture

         On July 19, 1995, the Company entered into an agreement with K&K Enterprises ("K&K") for the formation of a joint venture to manufacture and sell speakers using Aura's proprietary technology. K&K has obtained a license to the Company's technology and will grant an exclusive sub-license to the joint venture. The joint venture has the exclusive right to build and sell speakers using Aura's technology in the Republic of Taiwan, Indian Subcontinent, Middle East and the European market. The Company owns 49% of the joint venture and K&K owns 51%. As consideration for the license to K&K Enterprises, the Company will receive a $1,000,000 fee, $400,000 of which was received in Fiscal 1996. K&K obtained part of their rights under this joint venture in a novation executed by Zylux Acoustic, a former joint venture partner with the Company.

         On July 12, 1995 the Company entered into an agreement with K&K Enterprises, for the formation of a joint venture to manufacture Aura's Bass Shaker(TM), an audio enhancement sound system (See Description of Business-Applications) incorporating Aura's proprietary electromagnetic transducer technology. The joint venture, established to operate and manufacture within India, is owned 49% by the Company and 51% by K&K Enterprises. In connection with the agreement, Aura granted to K&K Enterprises, an exclusive license to use Aura's patented and proprietary technology. As consideration for the license to K&K Enterprises, the Company will receive license fee payments quarterly over the life of the patent. Scheduled payments for the first five years total approximately $2.9 million, of which $500,000 was received in Fiscal 1996. Aura has fully contributed to the above and, subsequent to year end, the joint venture is now in production and shipping the product. K&K obtained part of their rights under this joint venture in a novation executed by Twilight International, a former joint venture (Thailand) partner with the Company.

         Without any changes to the terms the two joint ventures were merged after the end of the fiscal year into one joint venture encompassing both. The new venture was renamed Dewan Aura.

 . NASA

         The Company, in Fiscal 1995, entered into an agreement with NASA Langley Research Center, Hampton Virginia, for the joint development and exploitation of Aura's new proprietary and patent pending material named RAINBOW(TM). The material has shown itself to be an effective actuator by producing 100 times more stroke than any other previously known piezoelectric materials.

         Under the terms of the agreement, NASA will provide a team of applications engineers and all laboratory and measurement services needed to advance the development of commercial applications for this new material. Aura will supply the material and will manufacture all jointly developed applications. For applications that will be solely developed by NASA, Aura will have first rights to acquire an exclusive license for the applications. Under all circumstances, Aura remains the exclusive supplier of the material. A first applicant has produced a prototype fluid pump which has no moving parts other than a set of Aura's RAINBOW(TM) wafer. The pump is currently undergoing extensive evaluation and testing at NASA to completely characterize its performance.

Competition

         The Company is involved in the application of its technology to a variety of products and services and as such, faces substantial competition from companies offering different and competitive technologies.

         The Company believes the principal competitive factors in the markets for the Company's products include market acceptance of its products, ability to develop and market technologically advanced products, capability to develop, produce, manufacture, and market products successfully (either alone or through outside parties) and the ability to secure sufficient capital resources for the often substantial periods between technological concept and commercialization. The Company's ability to compete will also depend on its continued ability to attract and retain skilled and experienced personnel, to develop and secure patent and other protection for its technology and to exploit commercially its technology prior to the development of competing products by others.

         The Company competes with many companies that have more experience, name recognition, financial and other resources and expertise in research and development, manufacturing, testing, obtaining regulatory approvals, marketing and distribution. Other companies may also prove to be significant competitors, particularly through their collaborative arrangements with research and development companies.

 . Speakers

         In the speaker application, the Company currently provides product in four basic categories.

         In the first category, the professional and high end of the market, the Company believes its products to be the very best in the industry and is competing for market share with JBL, EV, Peavey, RCE, TAD and Rainbus-Heinz, among others. All of the above competitors, provide a fine system based on traditional and conventional magnetic circuit. The Company provides a new unconventional magnetic circuit which Aura believes provides a competitive edge in performance.

         In the second category of the market, which is referred to as television and multimedia, the Company's technology provides superior sounding speaker systems which do not require any magnetic shielding. While the Company is experiencing continuous acceptance in the market place based on performance and the magnetic shielding issues, it faces competition from numerous players with conventional speaker designs such as Sony, Panasonic, Pioneer, Yamaha, Altek Lansing and others.

         In the third category, the Company currently provides products that can be referred to as OEM transducers. In this category, the Company provides speaker systems without cabinets that can be used by others in their speaker system products. Here again, the system provided by the Company is superior in performance, is naturally magnetically shielded and weighs on the average 33% less than other equivalent systems. Here, the Company competes with Tenegan Foster, Harmen and Panasonic, among many other smaller suppliers.

         In the fourth category the Company provides its patented and proprietary Bass Shaker(TM) in competition against large subwoofers that are supplied by numerous companies such as JBL, Pioneer, Jensen. The Bass Shaker(TM) is smaller, provides superior bass and does not generate large sounds. It is a unique product in the market place.

 . Actuated Mirror Array (AMA)

         There are several competing technologies that are currently on the market or under development to compete for the advanced display market. The Company has competed with many of these technologies in its military scene projector programs whereby direct experience of the relative merits of the different approaches could be gauged. The key parameters which are considered in judging displays are:

         . Efficiency - How bright an image can be produced per watt of electricity driving it?
         . Maximum Brightness - Are there any physical effects that limit the brightness of images able to be produced?
         . Response Time - How quickly does the display respond to image changes?
         . Contrast Ratio - How many graduations of intensity can be shown?
         . Physical Parameters - Weight and size of displays.
         . Lifetime - How long can you expect the device to operate?
         . Drive Complexity - How expensive in cost and complexity is it to drive the display electronically?

         Other parameters such as display resolution are not significant discriminates, as any of the technologies could be manufactured to any required resolution.

         DMD - Texas Instruments Digital Micro-mirror Device (DMD), is the closest display concept to the AMA. It consists of arrays of micro-mirrors which are bent out of the way of a light source to project an on or off image spot. By controlling the relative on and off time of a spot, the intensity is increased or decreased to provide an image. This is called Pulse Width Modulation (PWM).

         A significant advantage of this technology is that it is fabricated from Silicon micro machine technology as an integrated structure. This technology is mature and has had much funding from the U.S. Government.

         A significant disadvantage is lack of position control on the mirrors causing a need for PWM techniques. The result is a very large complexity in drive electronics and requirements for high speed electronics and mechanical structures. The technology also limits the mirror size that can be manufactured thus limiting light efficiency. TI's mirrors are 16 microns in size as compared to the 100 micron size for an Aura mirror. These limitations cause a limit on brightness and dynamic range which cannot be independently maintained so that improvements in dynamic range can be made only by limiting brightness.

The DMD and AMA can be summarized as follows:


Comparison Item:              TI'S DMD                   AURA'S AMA
- ----------------              --------                   ----------

Image generation technique:   Pulse Width Modulation     Intensity Modulation

Light Efficiency:             Low - limited by micro-    Very high - due to
                              mirror size                large mirror size

Maximum Brightness:           Large - limited due to     Very large - no
                              heating of the electronics practical limit known.

Complexity:                   High - 10 transistors per  Low - only 1
                              pixel required.            transistor per pixel

         LCD - Liquid Crystal Display technology has been under development for a number of years in U.S. military and overseas commercial display markets. Companies such as Hughes Aircraft, JVC and Sharp are world acknowledged leaders in these technologies. Limitations of LCD's have caused them to make their major effect on the computer and small display market despite enormous efforts to move into the large screen displays.

         Weaknesses of the technology include limited response time. 50 Hz images are about as fast as LCD's can readily change images. This greatly reduces their overall utility in television use where 60 Hz and faster are desired image rates. To obtain fast rates, image quality is sacrificed. LCD's must be viewed close to straight on causing users to need to sit close to the front of the set as the intensity falls rapidly as one moves to the side. LCD's have strong limits on maximum intensity and are moderate to low in light efficiency. If one tries to increase the power of the projection lamp, one can burn out the liquid crystal elements.

         CRT - Cathode ray tubes are the oldest technology for display production. Companies such as Sony, manufacture both traditional CRT's and a new variety called projection CRT's. Other producers of CRT's include Mitsubishi and Sharp.

         The major disadvantage of CRT's is that they cannot be made very large without a huge penalty in weight and size. The largest CRT produced provides a 60 inch image and weighs approximately 500 pounds. Devices such as this are not practical in the home. Large images have been produced by making mosaic arrays of smaller screens. These types of displays have annoying lines through the image and have limited resolution. Of significant advantage, is that the display cost is lower that any other device currently on the market. As requirements for large resolution images grow, the CRT reaches limits of light it can collect into a viewing area and thus starts having intensity limitations.

 . NewCom Products

         NewCom is the Company's division specializing in the manufacturing and selling of leading edge high performance computer communication and multimedia products for the IBM compatible and Apple Macintosh personal computer markets. NewCom offers a line of products including, among others, internal data fax modems, speaker phones and multimedia sound solution, specifically to use with AuraSound(TM) speaker systems.

         In the fax modem area, the Company offers a product with advanced features at a competitive price. Competitors are Boca, Zoom, Practical Peripherals, US Robotics, GVC, Logicode and others. In the sound solution area, the Company offers a superior product with over 40 watts of power at competitive pricing. Competitors are Acer, Aztech Labs, Creative Labs, Diamond, Logitech and others. In the multimedia-kit market, the Company competes with Diamond, Creative Labs, Media Vision, Reveal, Aztech Labs and numerous other suppliers.

 . Electromagnetic Valve Actuation (EVA)

         For over a decade, automotive engineers have been looking at technology and techniques to achieve variable valve timing for internal combustion engines. It is well known that variable valve timing has the potential to achieve improvements in fuel consumption, reduction in pollution and down sizing of engines by increasing their efficiency.

         Historically, the first technological success has been by using multiple camshafts, opening different valve trains. This approach provides two or three different valve opening and closing profiles, by mechanically switching between different camshafts. This approach has limited benefits and tends to be expensive since camshafts require precision grinding. Also, the cost of such systems doubles the cost of engine valving.

         Another historical approach has been hydraulic or pneumatic valve lifters. While this approach provides more flexibility than multi-cams, it requires compressors and high pressure lines.

         Finally, the Aura approach uses electromagnetic technology (see for example Description of Business-Applications). The only competitor to the Company in this area, is FEV in Germany. While both systems look mechanically similar, they are quite different. The differences are in the control system and in the magnetics. Aura provides an electronic closed loop control with soft landing. This allows improved reliability for operational, lower power consumption by the system as well as noise reduction. In a direct laboratory comparison, the Company has demonstrated over 35% less power usage per valve than FEV's approach.

Manufacturing

         The Company currently manufactures all of its actuator products, oscillators, ceramics, and professional speakers at its own facilities. The Company is also having non professional and OEM speakers manufactured at a facilities in China, Malaysia and India. The Company has subcontracted the manufacture and assembly of other product to several different suppliers on a purchase order basis.

         The facility in China is operated by Guoguang Electric Co. in Guangzhou, China, a supplier which is unaffiliated with the Company. Speakers are produced in this facility on a purchase order basis. Speakers are currently also produced in the joint ventures in Malaysia and India on a purchase order basis. The production of the Bass Shaker(TM), is done in India and Mexico.

Product Development Expenditures

         During the fiscal years ended February 29, 1996, February 28, 1995, and February 28, 1994, the Company spent approximately $5,226,000, $2,036,000 , and $2,286,000 respectively, on Company sponsored research and development activities. The Company plans to continue its research and development activities and may incur substantial costs in doing so.

Patents

         Since Aura is engaged in the development and commercialization of proprietary technology, it believes patents and the protection of proprietary technology are important to its business. The Company's policy is to protect its technology by, among other ways, filing patent applications to protect technology which it considers important to the development of its business. The U.S. Patent Office has to date issued 50 patents to Aura and has allowed 5 patent applications which will issue as patents. These patents expire between the years 2007 to 2013. Of the issued patents and allowed applications, 28 pertain to its electromagnetic actuator applications, 17 pertain to its electro-optics applications, 3 pertain to its communication technology applications, and 7 pertain to miscellaneous applications. In addition, the Company has 28 patent applications pending, 18 of which originated from its magnetic actuators, 6 from its electro-optics applications, 2 from its communication technology applications, and 2 from its miscellaneous patents. An additional 47 patent applications are in various stages of preparation for filing. There are no assurances that any new patents will be issued in the future, or that if issued, such patents will provide significant proprietary protection, or that they will not be challenged or replaced by superseding technology. The Company believes that its issued and allowed patents enhance its competitive position in electromagnetic actuators and electro-optics applications. The Company intends to file additional patent applications, when appropriate.

Employees

         As of May 24, 1996, the Company employed 325 persons on a full-time basis and believes that its relationship with its employees is satisfactory. The Company is not a party to any collective bargaining agreements.

ITEM 2. CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         The Company desires to take advantage of the new "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and hereby invokes such provisions. The Company wishes to caution readers that important factors, in some cases, have affected, and in the future could affect, the Company's actual results and could cause the Company's actual consolidated results for the first quarter of Fiscal 1997, and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of the Company.

         Such factors include, but are not limited to, the following risks and contingencies: Changed business conditions in the consumer electronic and automotive industries and the overall economy; increased marketing and manufacturing competition and accompanying prices pressures; contingencies in initiating production at new factories along with their potential underutilization, resulting in production inefficiencies and higher costs and start-up expenses and; inefficiencies, delays and increased depreciation costs in connection with the start of production in new plants and expansions.

         Relating to the above are potential difficulties or delays in the development, production, testing and marketing of products, including, but not limited to, a failure to ship new products and technologies when anticipated. There might exist a difficulty in obtaining raw materials, supplies, power and natural resources and any other items needed for the production of Company and another products, creating capacity constraints limiting the amounts of orders for certain products and thereby causing effects on the Company's ability to ship its products. Manufacturing economies may fail to develop when planned, products may be defective and/or customers may fail to accept them in the consumer marketplace.

         In addition to the above, risks and contingencies may exist as to the amount and rate of growth in the Company's selling, general and administrative expenses, and the impact of unusual items resulting from the Company's ongoing evaluation of its business strategies, asset valuations and organizational structures. Furthermore, any financing or other financial incentives by the Company under or related to major infrastructure contracts could result in increased bad debt or other expenses or fluctuation of profit margins from period to period. The focus by some of the Company's businesses on any large system order could entail fluctuating results from quarter to quarter.

         The effects of, and changes in, trade, monetary and fiscal policies, laws and regulations, other activities of governments, agencies and similar organizations, and social and economic conditions, such as trade restrictions impose yet other constraints on any company statements. The cost and other effects of legal and administrative cases and proceedings present impose another factor which may or may not have an impact.

ITEM 3.    PROPERTIES

         The Company owns a 46,000 square foot headquarters facility located in El Segundo, California, constructed in the late 1980's. The building acquisition and improvements of $3.1 million were financed principally with the Company's 7% Secured Convertible Non-Recourse Notes Due 2000 which were fully converted into Common Stock in April 1991. The Company completed a similar note issuance program in Fiscal 1993 which raised $5.5 million. The borrowings are secured by a Deed of Trust on the property. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS". The Company also owns a 24,600 square foot manufacturing facility located in El Segundo, California. The building was acquired from an unrelated party for $2.05 million with a $1.5 million note secured by a 1st trust deed carried by the seller. During Fiscal 1996, the Company also acquired from an unrelated party, a 4,000 square foot building in Artesia, California for $250,000.

         The Company also leases a 22,000 square foot manufacturing facilities in El Segundo, California on a month to month basis at a current annual base rent of $162,000 and an 8,900 square foot manufacturing facility in Laguna Niguel, California, under a lease expiring April 30, 1997 at a current annual base rent of $64,416. Another 5,000 square foot facility is maintained in Van Nuys, California on a month to month lease at a rate of

$1,482 per month. The Company also leases an approximately 38,000 square foot facility in New Hope, Minnesota. The lease has a five year term expiring in June 1998 with options to renew for two additional five year terms and requires lease payments of approximately $15,200 per month. The Company leases an approximately 33,000 square foot facility in Westlake Village, California for its NewCom operation at approximately $15,000 per month and an approximately 15,230 square foot facility in Westlake Village, California for Electrotec at approximately $9,000 per month. The Company also leases a 5,000 square foot facility in Nashville, Tennessee. In addition, the Company through its joint venture in Malaysia, owns 49% of the factory consisting of approximately 1.8 acres of land and 18,000 square feet of building, located in Kangar, Malaysia. The Company operates offices in Guangzhou, China; Hong Kong; London, England; Moscow, Russia and a show room in Brussels, Belgium. In total the Company has over 220,000 square feet of facilities and believes that they are adequate for its present needs.

ITEM 4.    LEGAL PROCEEDINGS

Contingencies

         The Company is engaged in various legal actions listed below. To the extent that judgment has been rendered, appropriate provision has been made in the financial statements.

         Intergroup Arbitration
         ----------------------

         On March 14, 1995, the Intergroup Corp. filed against the Company a Demand for Arbitration (Case No. 72 133 00276 95) before the American Arbitration Association (AAA) in Los Angeles, California, under its commercial arbitration rules. The Company filed its general denial, affirmative defenses and counterclaim to the Demand on March 27, 1995. The Demand, without benefit of supporting allegations, concludes "(B)reaches of Licensing Agreements regarding vibration isolation/noise cancellation technology...and platform motion simulators...and breach of Joint Venture Agreement; breaches of Master Distributorship Agreements...in violation of exclusivity provisions; Accounting...; Declaratory relief; Fraud." The Demand does not contain any definite factual allegations in support of these conclusions.

         The Company filed its general denial and affirmative defenses to the Demand on March 27, 1995. Additionally, the answering statement includes the Company's counterclaims that InterGroup has breached the vibration isolation/noise cancellation license for failure to remit to the Company the final payment of the license fee of $500,000 due on or before February 28, 1995; breached and repudiated the simulator license agreements; breached the simulator joint venture agreement; breached each Master Distributorship Agreement; and breached the playground equipment agreement and license for failure to remit to the Company $30,000 due for payment of the license fee. In addition to the above stated monetary damages, the counterclaim further seeks declaratory relief and damages in quasi contract.

         The parties have entered into a definitive settlement of this matter on May 28, 1996. The parties will file a stipulated dismissal of the action or other appropriate pleading and seek to have an order dismissing the action entered by the arbitration panel. The settlement provides for the cancellation of the Joint Venture Agreement, and does not have any effect on the financial condition of the Company.

         Shareholder Litigation
         ----------------------

         On May 17, 1995 two lawsuits naming Aura, certain of its directors and executive officers and a former executive officer as defendants, were filed in the United States District Court for the Central District of California (Case Nos. CV-95-3296). Both complaints (the "Complaints") purport to be class actions on behalf of all persons who purchased common stock of Aura during the period from May 28, 1993 through January 17, 1995, inclusive (the "Class Period"). The Complaints allege that as a result of false and misleading information disseminated by the defendants, the market price of Aura's common stock was artificially inflated during the Class Period. Specifically, the Complaints allege that (i) in its periodic reports filed with the SEC during the Class Period and/or certain public announcements made during that period, the Company increased its reported revenues by overstating products sales and certain licensing fees and (ii) the Company misstated the sophistication and quality of, and commitments for the Company's "Interactor Vest." The Complaints request damages in an unspecified amount under certain federal securities laws. The Company believes that this action is frivolous and that it has meritorious defenses to all these claims. The Company filed motions to dismiss the complaints on August 4, 1995. The plaintiffs did not oppose the motions to dismiss but instead filed a consolidated amended complaint on September 1, 1995. On October 2, 1995, the Company filed its motion to dismiss the consolidated amended complaint. On November 20, 1995, the court dismissed the consolidated amended complaint without prejudice and granted plaintiffs 10 days leave to amend. Plaintiff's filed their second amended complaint on December 5, 1995. The Company filed motion to dismiss the second amended complaint on December 22, 1995. At a hearing on the defendant's motion on January 16, 1996, the Court denied the motion.

         On February 16, 1996, the Company filed its motion for summary judgment. At a hearing on the summary judgment motion on April 15, 1996, the court granted the Company's motion. Judgment for the Company and all defendants dismissing the action was entered on April 16, 1996. Plaintiffs filed a Notice of Appeal to the judgment on May 16, 1996.

         SEC Claims
         ----------

         As previously reported, the SEC began an investigation relating to Aura in 1992. The Staff of the SEC's Division of Enforcement ("Staff") has advised Aura that it intends to recommend to the Commission the institution of civil enforcement proceedings against Aura, Mr. Kurtzman and a former officer. The Staff is not claiming that Mr. Kurtzman or anyone else personally benefited in any way from these events, nor is the Staff alleging that these events had any material impact on Aura's financial results. Accordingly it is anticipated by Aura and its outside counsel that resolution of this matter will not require Aura to restate any of its previously issued financial statements or otherwise require it to amend any of its prior reports filed with the SEC. Neither is it anticipated by Aura and its outside counsel that the Staff will seek any monetary penalties from Aura, Mr. Kurtzman or the former officer.

         The events giving rise to the Staff's intent to recommend an enforcement action concern the reporting of two subject in reports previously filed with the SEC in Fiscal 1993 and Fiscal 1994. Aura's outside counsel has been meeting with the Staff in an effort to resolve this matter. However, there can be no assurance that such a resolution will be achieved.

         The first subject, for which the Staff has indicated it intends to allege violations of the reporting and the books and records provisions of the securities laws, relates only to the business that Aura engaged in with Micro Computer Distribution Power ("MCDP"). The Staff claims that, in addition to disclosing that MCDP was a significant customer of Aura's, Aura should have disclosed more details about the nature of the transactions. As disclosed in later filings, these transactions, which generated little or no profit, were part of Aura's long range strategy to develop relationships with manufacturers, suppliers and distributors for a series of computer related applications that Aura has since introduced into the market. The transaction had no material impact on Aura's reported loss.

         The second subject, for which the Staff has indicated it intends to allege violations of the reporting, the books and records and the anti-fraud provisions of the securities laws, related to Aura's original reporting in its form 10-Q for the nine months ending November 30, 1993, on its business arrangement with John Jory Corporation ("Jory"). In 1994, Aura's form 10-Q for November 30, 1993, was amended with respect to the Jory transaction. Most of the revenue and expenses originally reported from the Jory transaction were excluded from Aura's financial statements for the year ended February 28, 1994. This adjustment had no material impact on Aura's reported losses.

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

ITEM 5.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its annual meeting August 23, 1995. At such meeting the Shareholders elected an eight member Board of Directors.


The number of votes cast for and against the election of Directors was as follows:


       Name                      For           Against          Abstain
       ----                      ---           -------          -------

       Zvi Kurtzman             42,676,386       --             135,325
       Arthur Schwartz          42,708,171       --             135,325
       Anthony Cascio           42,718,316       --             135,325
       Cipora Kurtzman Lavut    42,650,336       --             135,325
       Norman Reitman           42,711,491       --             135,325
       Neal Kaufman             42,718,716       --             135,325
       Harvey Cohen             42,715,091       --             135,325
       Phillip Saffman          42,717,316       --             135,325


                                    PART II


ITEM 6.    MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED  STOCKHOLDER MATTERS

         From November 1988 to June 1992 Aura Common Stock was quoted on the NASDAQ quotation system under the trading symbol "AURA". From March 1987 until November 1988, Aura's Common Stock was traded over-the-counter but was not quoted in any automated quotations system of a registered securities association. On May 21, 1991 Aura shares became listed on the NASDAQ National Market System.

         Set forth below are high and low sales prices for the Common Stock of Aura for each quarterly period in each of the three most recent fiscal years through May 30, 1996. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions in the Common Stock. The Company has approximately 1950 stockholders of record as of May 30, 1996.


   Period                                            High        Low
   ------                                            ----        ---

Fiscal 1995

   First Quarter ended May 31, 1994                 $9.00        $6.50
   Second Quarter ended August 31, 1994              9.31         7.00
   Third Quarter ended November 30, 1994             7.88         3.94
   Fourth Quarter ended February 28, 1995            5.38         3.06

Fiscal 1996

   First Quarter ended May 31, 1995                  5.69         3.00
   Second Quarter ended August 31, 1995              5.56         4.19
   Third Quarter ended November 30, 1995             8.25         4.50
   Fourth Quarter ended February 29, 1996            6.75         4.06

Fiscal 1997

   First Quarter through May 26, 1996                5.56         3.94

         On May 30, 1996, the average high and low reported sales price for the Company's Common Stock was $4.44.

Dividend Policy

         The Company has not paid any dividends on its Common Stock and currently intends to retain any future earnings for use in its business. Therefore, the Company does not anticipate paying any dividends on its Common Stock in the foreseeable future.

ITEM 6.    SELECTED FINANCIAL DATA

         The following Selected Financial Data has been taken or derived from the audited consolidated financial statements of the Company and should be read in conjunction with and is qualified in its entirety by the full consolidated financial statements, related notes and other information included elsewhere herein.

                      AURA SYSTEMS, INC. AND SUBSIDIARIES


                                         February 29,   February 28,   February 28,   February 28,   February 29,
                                             1996           1995           1994           1993           1992
                                         -------------  -------------  -------------  -------------  -------------
Revenues                                 $ 82,259,010    $44,214,242   $ 16,369,825   $ 11,005,379    $11,134,502
                                         ------------    -----------   ------------   ------------    -----------
Cost of goods and overhead                 71,849,204     30,064,935     13,714,813     10,605,654      7,488,192
Research and development expenses           5,225,735      2,037,467      2,286,051      2,813,018      2,040,662
General and administrative expenses        31,569,954     14,407,919      6,259,748      6,402,428      5,277,936
Provision for contract losses                      --        133,261         17,133        183,597        435,267
Equity losses from AMS investment/1/)              --             --          9,454        511,923        649,355
                                         ------------    -----------   ------------   ------------    -----------
Total costs and expenses                  108,644,893     46,643,582     22,287,199     20,516,620     15,891,412
 (Loss) from operations                   (26,385,883)    (2,429,340)    (5,917,374)    (9,511,241)    (4,756,910)

Other income and expense:

 Interest expense (income) net               (298,793)       220,539        301,928        133,876         42,925
 Class action litigation and
   other settlement                                --             --      4,375,000             --             --
                                         ------------    -----------   ------------   ------------    -----------
 Net (loss)                              $(26,087,090)   $(2,649,879)  $(10,594,302)  $( 9,645,117)   $(4,799,835)
                                         ============    ===========   ============   ============    ===========
 Net (loss) per common share                    $(.48)         $(.07)         $(.35)         $(.36)         $(.19)
                                         ============    ===========   ============   ============    ===========
 Weighted average number of
   common shares                           53,860,527     37,217,673     30,117,742     26,881,421     25,837,069
                                         ============    ===========   ============   ============    ===========



                                         February 29,   February 28,   February 28,   February 28,   February 29,
Balance Sheet Data                          1996           1995           1994           1993           1992
                                         ------------   -----------   ------------   ------------    -----------
Working capital                          $ 71,362,882    $33,796,181   $ 11,353,783   $  3,593,473    $ 4,906,224
Total assets                              134,080,568     73,467,003     37,564,037     22,695,481     20,158,394
Total liabilities and deferrals            34,917,462     19,213,584     19,488,244     15,439,765      4,634,002
Net stockholders' equity                   99,163,106     54,253,419     18,075,793      7,255,716     15,524,392

- ------------------------------
/1/) In the fiscal years ended February 28, 1994, February 28, 1993 and February
     29, 1992, the Company reported the results of Aura Medical Systems, Inc. on the equity method. In the fiscal years ended February 29, 1996 and February 28, 1995 they were consolidated.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

General

         The Company has completed its transition from U.S. government contracting as its principal business activity to development and commercial application of proprietary technologies. The Company has reported a net loss for each of its five most recent fiscal years, and to date, has not exploited commercial products to the extent necessary to achieve profitability.

Fiscal 1996 as Compared to Fiscal 1995

         Gross revenues in Fiscal 1996 increased to $82,259,010 from $44,214,242 in Fiscal 1995. The increase was primarily due to sales of sound related products as well as computer related products. Interactor sales contributed approximately $3.0 million as compared to approximately $21.0 million in Fiscal 1995. Revenues from U.S. Government were negligible for both Fiscal 1995 and 1996. Revenues from development contracts in Fiscal 1996 were under $40,000 compared to $577,000 in Fiscal 1995. License fee revenues in Fiscal 1996 were approximately $2.3 million as compared to $5.8 million in Fiscal 1995. License agreements have a pronounced effect on operating results as associated direct costs are insignificant. At the same time, the nature of the transactions underlying these revenues means that such revenues are likely to be erratic and difficult to predict.

         Sales of computer related products to a single unrelated third party were $20.6 million or 25.1% of revenues. No sales to this customer occurred in prior fiscal years. Sales to this customer are expected to decline as a percentage of revenues in Fiscal 1997 as the Company expands its customer base. Even though the Company does not have any long term agreement with this customer it has no reason to believe that sales to this customer will be abruptly curtailed. The Company does not believe that any loss of sales to this customer would have a material effect in Fiscal 1997. Sales to Micro Computer Distributing declined to $3.5 million or 4.3% in Fiscal 1996 from $7.4 million or 17% in Fiscal 1995. The following table summarizes and compares the revenue contributions.

                                                     (In Millions)
                                       ------------------------------------
                                          1996     %          1995     %
                                       ------------------------------------

 .Product Development                      $   0      0%       $  .6    1.3%
 .License Fee                                2.3    2.8%         5.8   13.2%
 .Sound Related Products                    19.0   23.0%         1.9    4.3%
 .Computer Related Products                 45.0   54.7%         8.8   19.9%
 .Interactor and Cushion                     4.0    4.9%        21.0   47.5%
 .Services                                    .5     .7%         1.3    2.9%
 .Other Electromagnetic Principle
 (Include.
  U.S. Gov't.)                             11.4   13.9%         4.8   10.9%
- --------------------------------------------------------------------------------
          TOTAL                           $82.2    100%       $44.2    100%
- --------------------------------------------------------------------------------

         The net loss for Fiscal 1996 was $26.09 million as compared to $2.65 million for Fiscal 1995. Approximately $17.0 million of the loss was due to the Interactor and $3.5 million of the loss was from the NewCom operation. The following table summarizes the main cost items of the Interactor.


                                 Millions
                                 --------

         Advertising                $ 5.5
         Trade Shows                  1.0
         Bad Debts                    2.5
         Warehouse & Shipping         1.0
         Personnel                    4.7
         Asset Valuation              1.5
         Misc. Sale Expenses           .6
         Severance package             .2
                                    -----
              Total                 $17.0

         The loss from NewCom was mostly due to the inventory write-down and adjustment of approximately $2.0 million. The additional loss in NewCom was due to the Superbowl advertisement that cost approximately $600,000 to produce and $900,000 to air across the nation on T.V.

         The loss in Fiscal 1996 was mostly due to 4th quarter charges. The following table summarizes the main 4th quarter charges that contributed to the loss.


                                   Millions
                                   --------

         Total Advertising            $ 7.0
         Trade Shows                    1.5
         Bad Debts                      4.1
         Returns and Allowances         1.2
         Inventory Valuation            2.1
         Asset Valuation                1.9
         Research & Development         3.3
                                       ----
              Total                   $21.1

         Returns and allowances increased from $1,770,029, or 4% of gross revenues in Fiscal 1995 to $5,170,160, or 6.3% of gross revenues in Fiscal 1996.

         Cost of goods and overhead increased from $30,064,935 in Fiscal 1995 to $71,849,204 in Fiscal 1996 due principally to the increased amount of goods purchased to manufacture the Company's products.

         Research and development costs for Fiscal 1996 increased to $5,225,735 as the Company continued to focus its attention on developing new products to bring to market from $2,037,467 in Fiscal 1995. 4th quarter Research and Development expense of $3,304,017 primarily focused on automotive applications related to the FAS and SGS products.

General and administrative expenses increased from $12,771,151 in Fiscal 1995 to $26,399,794 in Fiscal 1996 due partially to increased sales efforts advertising and increased bad debt write-offs.

         Bad debt expenses increased to approximately $4.1 million from $1.1 million. Of the bad debt expense, approximately $2.0 million was primarily a result of customers who declared bankruptcy during the 4th quarter (Vitel = $1.7 million). The Company also increased its allowance for doubtful accounts to approximately $2.0 million.

         Net interest income was $298,793 in Fiscal 1996 as compared to an expense of $220,539 in Fiscal 1995 due partially to an increase in available cash for investments during the year.

Fiscal 1995 as Compared to Fiscal 1994

         Gross revenues in Fiscal 1995 increased to $44,214,242 from $16,395,825 in Fiscal 1994, or 270% primarily as a result of the introduction of the Company's Interactor product late in the second quarter of Fiscal 1995. The revenue increase was also partially due to the acquisition of Electrotec Productions, Inc. and the formation of NewCom, Inc.

         Results of operations improved from a net loss of $10,594,302 to a net loss of $2,649,879. The improvement was the result of the contribution margin provided by the Interactor. Negatively impacting the results of operations were advertising expenditures related to the Interactor of approximately $5,000,000, including approximately $1,000,000 for the cost of producing the advertising, and the increase in personnel required to operate and manage the Interactor program.

         Revenues from U.S. Government contracts in Fiscal 1995 declined to less than 1/2% of total revenues from approximately 4.6% in Fiscal 1994. See "Business-Agreements-Government Contracts".

         Revenues from fixed price development contracts declined to $572,000 or approximately 1.3% of total revenues, as compared to $1,900,000 or 11.6% of revenues in Fiscal 1994.

         Sales to Microcomputer Distributing (an unrelated third party), increased to $7,375,184 or approximately 17% of total revenues, compared to $4,880,000 or 29.75% of total revenues in Fiscal 1994. Along with the multimedia monitors, the Company is also selling its multimedia speakers and Bass Shakers(TM), to Microcomputer Distributing. The Company is expanding its presence in the computer products field with the sale of sound cards, fax modems and multimedia kits through its recently formed subsidiary NewCom, Inc.

         License fee revenue in Fiscal 1995 increased to $5,822,980 or approximately 13% of revenues as compared to $2,750,000 or 16.8% of revenues in Fiscal 1994. (See "Business-Agreements"). License agreements have a pronounced effect on operating results as associated direct costs are insignificant. At the same time, the nature of the transactions underlying these revenues means that such revenues are likely to be erratic and difficult to predict. However, the Company believes that revenue from licensing of its technology may increase as more applications of the Company's technology are licensed to third parties.

The following table summarizes and compares the revenue contributors for Fiscal 1995 and Fiscal 1994.


                                               In Millions
                                 -----------------------------------------------
                                    1995        %          1994           %
- --------------------------------------------------------------------------------
 .U.S. Gov't                         $  .1       .2%        $  .8         4.9%
 .Product Development                   .6      1.3%          1.9        11.6%
 .License Fee                          5.8     13.2%          2.8        17.1%
 .Sound Related Products               1.9      4.3%           .5         3.0%
 .Computer Related Products            8.8     19.9%          4.9        29.9%
 .Interactor                          21.0     47.6%           --           --
 .Services                             1.3      2.9%           --           --
 .Other Electromagnetic Principle      4.7     10.6%          5.5        33.5%
- --------------------------------------------------------------------------------
          TOTAL                     $44.2      100%        $16.4         100%
- --------------------------------------------------------------------------------

         Revenues in Fiscal 1995 of approximately $27.6 million or 62.4% of total Fiscal 1995 as compared with revenues of $6.1 million or 37.2% of the prior year are attributable to a variety of products using electromagnetic principles. DRO and similar devices (see "Business-Technology") contributed approximately $1.8 million in Fiscal 1995 and $2.5 million in the prior year. Piezoelectric material (See "Business-Agreements-Aura Ceramics, Inc.") contributed approximately $1.8 million in Fiscal 1995; as compared to, $1.2 million in the prior year. Speakers contributed approximately $1.9 million in Fiscal 1995 as compared to $500,000 in Fiscal 1994. The Interactor(TM) contributed approximately $21 million is Fiscal 1995 with no comparable sales in Fiscal 1994.

         Overall, cost of revenues rose to $30,064,935 in Fiscal 1995 from $13,714,813 in Fiscal 1994, due primarily to the cost of parts and materials for the Company's products.

         Research and development costs for Fiscal 1995 declined by $248,584 as the Company continued to focus its attention on bringing its products to market. However, the Company anticipates that research and development expenditures may rise in the future as the Company attempts to find yet more applications for its technology.

         General and administrative costs increased by $6,497,634 for Fiscal 1995 as compared to Fiscal 1994 due largely to advertising expenditures of approximately $5,000,000 and the addition of the Company's two new subsidiaries, Electrotec Productions, Inc. and NewCom, Inc.

         Bad debt expense increased to $1,091,450 from $117,040 as the Company increased its allowance for doubtful accounts to $1,192,500.

         Net interest expense declined to $220,539 in Fiscal 1995 from $301,928 in Fiscal 1994 due partially to an increase in cash available for investment during the year and partially to additional conversions of the Company's Secured 7% Convertible Bonds.

General

         During the past three fiscal years inflation and changing prices have not had a material negative impact on the Company's revenues or income from continuing operations and management does not anticipate any material negative impact of inflation and changing prices on the Company's net revenues or on income from continuing operations.

Liquidity and Capital Resources

         Net working capital increased by $37,566,701 to $71,362,882 at Fiscal 1996 year end, with the current ratio increasing to 4.37:1 from 3.24:1. The principal differences in the Company's accounts from February 28, 1995 to February 29, 1996 are an increase in cash and equivalents of $18,072,864, an increase in receivables of $9,178,666, an increase in inventories of $10,844,934 and an increase in accounts payable and an increase in accrued expenses of $9,126,053. Included in current liabilities in Fiscal 1995 is $5,720,000 related to the class action settlement. This amount represents the settlement liability to the plaintiffs in the various class action lawsuits brought against the Company which was paid out in Fiscal 1996.

         The Company's cash balances were $21,900,364 at February 29, 1996, $3,827,500 at February 28, 1995 and $9,559,681 at February 28, 1994 (of which
$5,000,000 was in temporary escrow). Through May 25, the Company has collected approximately $13 million against outstanding receivables as of February 29, 1996.

         The net cash used in operating activities of $36,404,179 increased by $8,116,621 due to the increase in parts purchased to manufacture the Company's various products the increased level of receivables resulting from the sales increase and the increased inventory levels required to meet expected sales.

         The level of inventories has increased due to the expanding product base of the Company and the need to have parts available to manufacture different items, such as the Bass Shaker, speakers, and computer peripherals as required.

         In Fiscal 1996 the Company invested $2,439,106 in various joint-ventures, compared to $22,921 in the prior year. In Fiscal 1996 the Company invested $3,570,000 in Telemac Cellular Corp.. The Company also invested $500,000 in Aquajet Corp. which it is using as a testing ground for the Company's engine component products. The Company chose this investment in order to provide a harsh engine environment for the testing of these products.

         In Fiscal 1996, the Company raised $64,734,656 through the sale of stock and payment for certain inventory and fixed assets, $100,000 from the exercise of warrants and $656,932 from the exercise of stock options, thereby increasing total stockholders equity by approximately 83% to $99,163,106 from $54,253,419. The Company also received net proceeds of $9,175,000 from the issuance of convertible notes payable.

         Spending for property and equipment amounted to $7,301,729 in Fiscal 1996, $5,577,858 in Fiscal 1995, and $637,509 in Fiscal 1994. Of the Fiscal
1996, 1995 and 1994 amounts, $363,274, $257,246 and $266,895 respectively, was due to the manufacture of tooling and the remainder was due to the expansion of facilities and purchases of equipment which was necessary in connection with research and development activities, services performed under various subcontracts and manufacturing requirements.

         The Company's cash flow generated from operating activities has not always been sufficient to fund its working capital needs. In the past, the Company has relied upon external sources of financing to maintain its liquidity, principally private and bank indebtedness and equity financing. No assurances can be provided that these funding sources will be available in the future. The Company currently intends that funding required for future growth, operations or any joint ventures entered into would occur through a combination of existing working capital, operating profits, bank credit lines and favorable financial terms from vendors.

         As previously mentioned, the nature of the Company's business has shifted from predominantly government funded development to design and manufacture of commercial products. In Fiscal 1997, the Company expects its results to be favorably impacted by expanded speaker manufacturing activities, the expansion of selling activities of the Company's Bass Shaker, and the bringing to market of the Company's automotive products. Additionally, computer related products sold by the Company's subsidiary, NewCom, Inc., are expected to increase as vendor relationships and supply lines become more fully developed. The extent of manufacturing undertaken by the Company versus the use of subcontractors or joint venture partners will influence the level of capital required for future expansion. Going forward the Company intends to focus on its four core businesses: Sound, Automotive, Displays and Computer products.

         Current fixed monthly expenses corporate wide average approximately $1,800,000, principally for labor, overhead, travel and professional fees.

         The Company leases space located in El Segundo, Laguna Niguel, Westlake Village, and Van Nuys, all in California and in New Hope, Minnesota, and Nashville, TN. Minimum monthly rents under the leases approximate $62,000.
Rent expense was approximately $905,000 for Fiscal 1996, $525,000 for Fiscal 1995, and $320,000 for Fiscal 1994. Assuming no lease termination's or lease extensions, rent expense is expected to be approximately $715,000 for Fiscal 1997, $675,000 for Fiscal 1998, $525,000 for Fiscal 1999, and $450,000 for
Fiscal 2000.  The Company has no other material long-term capital commitments.

Recently Issued Accounting Pronouncements

         In March 1995, the Financial Accounting Standards Board issued SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" which becomes effective in Fiscal 1997. Management believes that the adoption of SFAS No. 121 will not have a material impact on the Company's financial position or results of operations.

         In October 1995, the Financial Accounting Standards Board issued SFAS No. 123 "Accounting for Stock-Based Compensation". The Company does not intend to change its accounting for stock-based compensation, but it will make the additional disclosures in Fiscal 1997 as required by SFAS No. 123.

                                    PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Identification of Directors

         The following table sets forth all of the current directors, executive officers and key employees of Aura, their age and the office they hold with the Company. Executive officers and employees serve at the discretion of the Board. All directors hold office until the next annual meeting of stockholders of the Company and until their successors have been duly elected and qualified.


  Name                         Age               Position with the Company
  ----                         ---               -------------------------
  Directors
  ---------
  Zvi Kurtzman                 49                CEO/President
  Arthur J. Schwartz, Ph.D.    48                Executive Vice President
  Cipora Kurtzman Lavut        40                Senior Vice President,
                                                 Corporate Communications
  Neal B. Kaufman              51                Senior Vice President
  Harvey Cohen                 63                Director, member of Audit
                                                 and Compensation
                                                 Committees
  Norman Reitman               73                Director, member of Audit
                                                 and Compensation Committees
  Anthony T. Cascio            46                Senior Vice
                                                 President-General Counsel
  Phillip Saffman              65                Director

  Other Executive Officers and Key Employees
  ------------------------------------------
  Steven C. Veen               40                Senior Vice President-Chief
                                                 Financial Officer
  Gregory Um, Ph.D.            48                President Aura Display
  Keith O. Stuart              40                President Tech Center
  Ronald J. Goldstein          55                President Aura Automotive
  C. Rogers Saxon              49                Senior Vice President
                                                 Worldwide Sales
  Gerald S. Papazian           40                Senior Vice
                                                 President-Administration
  Richard Van Allen, Ph.D.     49                President Aura Industrial
  David Sun                    41                President Sound Systems
  Sultan Khan                  51                President NewCom
  Jacob Mail                   46                Vice President Operations
                                                 Planning

Zvi Kurtzman has been the CEO/President and a director of the Company since February 1987 and devotes his full time to the Company. Mr. Kurtzman has served as the President of Innovative Information Services, Inc. (IIS), whose business was primarily computer assisted control systems, since 1982 and served as Cyphermaster, Inc. (CMI), a computer software company, President from 1984 to 1988. IIS and CMI are wholly owned subsidiaries of the Company. Mr. Kurtzman has also served as a director of IIS and CMI since 1982 and 1984, respectively. Mr. Kurtzman obtained his B.S. and M.S. degrees in physics from California State University, Northridge in 1970 and 1971, respectively, and completed all course requirements for a Ph.D. in theoretical physics at the University of California, Riverside. He was employed as a senior scientist with the Science Applications International Corp. a scientific research company in San Diego, from 1984 to 1985 and with Hughes Aircraft Company, a scientific and aerospace company, from 1983 to 1984. Prior thereto, Mr. Kurtzman was a consultant to major defense subcontractors in the areas of computers, automation and engineering.

Arthur J. Schwartz, Ph.D. has been the Executive Vice President and director of the Company since February 1987 and the Executive Vice President and a director of CMI since 1984. Dr. Schwartz devotes his full time to the Company. In addition, Dr.Schwartz was appointed President of IIS in 1988 after having served as its Executive

Vice President since 1984. Dr. Schwartz has also served as a director of IIS since 1984. Dr. Schwartz obtained his M.S. degree in physics from the University of Chicago in 1971 and a Ph.D. in physics from the University of Pittsburgh in 1978. Dr. Schwartz was employed as a Technical Director with Science Applications International Corp., a scientific research company in San Diego, California from 1983 to 1984 and was a senior physicist with Hughes Aircraft Company, a scientific and aerospace company, from 1980 to 1984. While at Hughes, he was responsible for advanced studies and development where he headed a research and development effort for new technologies to process optical signals detected by space sensors.

Cipora Kurtzman Lavut was appointed Senior Vice President Corporate Communications in December 1991. She previously served as Vice President in charge of Marketing and Contracts for the Company since 1988 and was appointed director of the Company in 1989. Ms. Kurtzman was the Director of Contracts and Marketing for CMI, a computer software company where she served from 1985 to 1988. She graduated in 1984 from California State University at Northridge with a B.S. degree in Business Administration. Ms. Kurtzman-Lavut is the sister of Zvi Kurtzman.

Neal B. Kaufman was appointed as a director in 1989, is Senior Vice President of Aura, where he has served since 1988. Prior thereto, he has served as President and Vice President of CMI since 1984 and 1988, respectively. Mr. Kaufman has also been a director of CMI since 1984. Mr. Kaufman graduated from the University of California, Los Angeles, in 1967 where he obtained a B.S. in engineering. He was employed as a software project manager with Abacus Programming Corp., a software development firm, from 1975 to 1985 where he headed a team of software specialists on the Gas Centrifuge Nuclear Fuel enrichment program for the United States Department of Energy and developed software related to the Viking and Marine projects for the California Institute of Technology Jet Propulsion Laboratory in Pasadena, California.

Harvey Cohen has been a director of the Company since August 1993. Mr. Cohen is President of Margate Advisory Group, Inc., an investment advisor registered with the Securities and Exchange Commission, and a management consultant since August 1981. Mr. Cohen has consulted to the Company on various operating and growth strategies since June 1989 and assisted in the sale of certain of the Company's securities. From December 1979 through July 1981, he was President and Chief Operating Officer of Silicon Systems, Inc., a custom integrated circuit manufacturer which made its initial public offering in February 1981 after having raised $4 million in venture capital in 1980. From 1975 until 1979, Mr. Cohen served as President and Chief Executive Officer of International Communication Sciences, Inc., a communications computer manufacturing start-up company for which he raised over $7.5 million in venture capital. From 1966 through 1975, Mr. Cohen was employed by Scientific Data Systems, Inc. ("S.D.S."), a computer manufacturing and service company, which became Xerox Data Systems, Inc. ("X.D.S.") after its acquisition by Xerox in 1979. During that time, he held several senior management positions, including Vice President-Systems Division of S.D.S. and Senior Vice President-Advanced Systems Operating of the Business Planning Group.

Norman Reitman has been a director of the Company since January 1989. Mr. Reitman currently serves as an independent consultant to Kroll Associates, Inc. an international investigative firm. Mr. Reitman obtained his B.B.A. degree in business administration from St. Johns University in 1946 and became licensed as a public accountant in New York in 1955. Mr. Reitman is the retired Chairman of the Board and President of Norman Reitman Co., Inc., insurance auditors, where he served from 1979 until June 1990. Mr. Reitman was a senior partner in Norman Reitman Co., a public accounting firm, where he served from 1952 through 1979. Mr.Reitman served on the Board of Directors and was a Vice President of American Family Life Assurance Co., a publicly held insurance company, from 1966 until April 1991.

Anthony T. Cascio was appointed Senior Vice President, General Counsel, in August, 1995. Mr. Cascio brings over 15 years of legal experience to the Company. Mr. Cascio also maintains his prior appointment, made in December 1991 as Vice President, Intellectual Property, in December 1991 with authority over all aspects of obtaining and enforcing Company patents and trademarks and negotiating technology licenses and transfers. He previously served as Chief Patent Counsel for the Company from June 1991 when he joined the Company. Mr. Cascio, who has 14 years experience as an attorney, also provides certain of the duties of General Counsel in the event of contractual relations and providing litigation management other than securities litigation. Prior to joining

Aura, Mr. Cascio was an Associate in the law firm of Poms, Smith, Lande & Rose, Los Angeles, where he provided patent services for the company. Other positions held by Mr. Cascio were Technology Counsel, Tandem Computers Incorporated, a computer company in Cupertino and as an attorney with the law firm of Fitch, Even, Tabin & Flannery (now McCubbery, Bartels, Meyer & Ward) San Francisco. Mr. Cascio has a law degree from John Marshall School of Law, Chicago, and is licensed to practice in California and Illinois. Mr. Cascio also has a Masters of Science Degree in Electrical Engineering from the University of California, Santa Barbara and a Bachelors Degree in Electrical Engineering from the University of Illinois, Urbana.

Phillip Saffman is Theodore von Karmen Professor of Applied Mathematics and Aeronautics at the California Institute of Technology. He was educated at Trinity College, University of Cambridge, receiving the B.A. and M.A. degrees and in 1956 the Ph.D degree in Applied Mathematics. In 1955, he was elected a Prize Fellow of Trinity College. After holding faculty positions at Cambridge University and King's College, University of London, he joined the Caltech faculty in 1964. His scientific interests include turbulence, viscous flow, vortex dynamics, interfacial dynamics, waves and super fluid Helium II. He has published a monograph and over 170 scientific papers. In addition he has supervised 34 Ph.D. students. Honours include Fellowship of the Royal Society of London, Fellowship of the American Academy of Arts and Sciences, the Otto Laporte award of the American Physical Society and the Fluid Dynamics award of the American Institute of Aeronautics and Astronautics. He has acted as a consultant for several Aerospace companies and Research Institutes.

Steven C. Veen a certified public accountant, was appointed Chief Financial Officer in March 1994. He joined the Company as its Controller in December 1992. Prior to that, he had over 12 years experience in varying capacities in the public accounting profession. Mr. Veen served from 1983 to December 1992 with Muller, King, Black, Mathys & Acker, Certified Public Accountants. He received a B.A. in accounting from Michigan State University in 1981.

Gregory Um, Ph.D. is President of the Display Division. Dr. Um is in charge of transforming technological ideas into commercial products. Dr. Um has 15 years of experience in project management and industrial technical experience in the fields of scene projection systems, sensor systems and analysis signal processing algorithms, wavefront sensors, high energy laser pointing and tracking systems, physics of thermodynamics and thermal properties. He is the principal inventor of the Aura Systems scene projectors and has directed all of the scene projector development efforts within the company. Prior to joining Aura, Dr. Um was a Senior Scientist at Hughes Aircraft Co., a scientific and aerospace company, with major achievements in the areas of sensors, optics, and algorithms. Dr. Um has over 20 professional publications.

Keith O. Stuart was appointed President of the Research Center in 1995. Previously he served as Vice President in charge of Hardware Development for Aura since 1988 and as a Program manager for IIS in 1987. Mr. Stuart obtained his B.S. and M.S. degrees in electrical engineering from the University of California Los Angeles in 1978 and 1980, respectively. Mr. Stuart worked for CMI during 1986 and was employed by Hughes Aircraft Company, a scientific and aerospace company, prior thereto. Mr. Stuart has designed and fabricated digitally controlled, magnetically supported gimbals that isolate the seeker portion of a United States Space Defense Initiative and has also developed a multi-computer automated test station for the evaluation of sophisticated electro-optical devices.

Ronald J. Goldstein was appointed President of Automotive and joined Aura in 1989. He holds two M.S. degrees in Computing Technology and the Management of R & D from George Washington University and has completed course work for a Ph.D. in Nuclear Engineering from North Carolina State University. Mr. Goldstein has over 25 years of experience in high technology both in government and industry. Since 1989 Mr. Goldstein has been responsible for all marketing and business development activities for the Company. Prior to joining Aura Mr. Goldstein was Manager of Space Initiatives at Hughes Aircraft Company, a scientific and research company, where he was responsible for the design, production and marketing of a wide variety of aerospace systems and hardware. Prior to joining Hughes in 1982, Mr. Goldstein was the Special Assistant for National programs in the Office of the Secretary of Defense, and before that held high level program management positions with the Defense Department and Central Intelligence Agency.

C. Rogers Saxon, Ph.D. was appointed Senior Vice President-Worldwide Sales in 1995. Dr. Saxon's responsibility is sales for existing products by winning market position while implementing a successful marketing, distribution, and sales plan. Prior to his assignment, Dr. Saxon managed the Advanced Computing of Aura Systems. In that capacity, he managed a staff that developed and marketed monitoring and control software for use in the aerospace and construction fields. Before joining a predecessor of Aura in 1985, Dr. Saxon held various technical and program management positions in the aerospace industry. Dr. Saxon received his B.S. degree in mathematics from Harvey Mudd College in 1966, an M.A. degree in operations research from Claremont Graduate School in 1977 and M.A. and Ph.D. degrees in cognitive psychology from the University of California, Irvine in 1982 and 1985, respectively.

Gerald S. Papazian is the Company's Senior Vice President-Administration. He joined Aura Systems in August 1988 from Bear Stearns & Co., an investment banking firm, where he served from 1986 as Vice President, Corporate Finance in the Investment Banking Division. Prior to joining Bear Stearns, Mr. Papazian was an Associate in the law firm of Stroock & Stroock & Lavan. His educational qualifications include a B.A., Economics, University of Southern California, 1977 and a J.D./M.B.A., University of California, Los Angeles, 1981.

Richard E. Van Allen, Ph.D. is President of Aura Industrial. At Aura, his responsibilities have ranged from the development of a variety of electromagnetic actuators to a magnetic device for performing cataract surgery. He received his B.S. in Aeronautical and Astronautical Engineering in 1968 from Purdue University. Dr. Van Allen then went on to complete an M.S. and Ph.D. in Astronautics from Purdue University in 1969 and 1977, respectively. From 1973 until 1983, Dr. Van Allen worked at the NASA/CAL Tech Jet Propulsion Laboratory, where he was the navigation Team Leader for the Voyager mission which successfully explored the outer planets of the solar system. He then spent seven years at Hughes Aircraft Company, where he was Manager of the Mission Requirements Laboratory. Dr. Van Allen managed several advanced studies associated with the design of large space systems. He was also involved in major systems studies of defensive satellites and kinetic energy weapons for strategic defense, where he acted as Mission Definition Manager.

David Sun is President of the Sound Division. He was the founder and President of Sun Computers, Inc., the sixth largest Apple distributor and reseller in the world. He started the business and made it grow to over $110 million per year in sales. Over the years, Mr. Sun established a significant network of high technology companies throughout Asia and acted as a major consultant for companies on both sides of the Pacific. A leader in the technology industry, Mr. Sun is the recipient of numerous industry honors and serves on several civic and academic board. Mr. Sun obtained his B.A. in Economics at UCLA and a M.B.A. at Cal State Long Beach.

Sultan Khan has been President of NewCom, Inc. since 1994. He successfully founded and grew Computer Peripherals, Inc. to a multi-million dollar sales company before his departure. Under his leadership, the Company was at one time an industry leader in modem communication products. Prior, at Texas Instrument he was given the award for the most sales in one year and at Data Products was responsible for development of a high speed band printer family of product. Mr. Kahn received his B.S.E.E. at Cal Polytechnic Institute San Luis Obispo and a M.B.A. at Cal Lutheran College.

Jacob Mail joined the Company in May 1995 and was appointed Vice President, Operational Planning. Mr. Mail served over 20 years at Israeli Aircraft Industries, starting as a Lead Engineer and progressing to Program manager. He was responsible for the development and production of hydraulic actuation, steering control systems, rotor brake systems and other systems and subsystems involved in both commercial and military aircraft. Systems designed by Mr. Mail are being used today all over the western world. In addition, Mr. Mail has extensive experience in the preparation of technical specifications planning and in organizing production in accordance with customer specifications at full quality assurance.

Family Relationships

         Cipora Kurtzman Lavut, a Vice President and director, is the sister of Zvi Kurtzman, who is the President and a director of the Company. Jacob Mail, Vice President Operational Planning is a first cousin of Cipora Kurtzman Lavut and Zvi Kurtzman. There are no other family relationships between any director or executive officer.


Delinquent SEC Filings

None

ITEM 11.   EXECUTIVE COMPENSATION

Cash Compensation For Executives

         The following table summarizes all compensation paid to the Company's Chief Executive Officer, and to the four most highly compensated executive officers of the Company other than the Chief Executive Officer whose total compensation exceeded $100,000 during the fiscal year ended February 29, 1996.

                           SUMMARY COMPENSATION TABLE

                                Annual                     Long Term            All Other
                              Compensation            Compensation Awards     Compensation*
                              ------------            -------------------     -------------
Name and
Principal Position           Year      Salary                 Options/SARs
- ------------------           ----      ------                 ------------

Zvi Kurtzman                 1996       $191,791                       0             $1,956
President                    1995        155,673                       0
                             1994        150,010                 150,000

Arthur J. Schwartz           1996       $153,216                       0             $1,218
Ph.D., Executive             1995        141,220                       0
Vice President               1994        140,005                  75,000

Neal B. Kaufman              1996       $146,350                       0             $1,870
Senior Vice President        1995        140,342                       0
                             1994        138,994                  30,000

Keith O. Stuart              1996       $128,623                       0             $  913
President Aura Industrial    1995        125,857                       0
                             1994        125,008                  30,000

Gerald Kern                  1996       $149,763                       0             $1,777
President Aura Interactive   1995         40,230                       0
                             1994              0                       0

- --------------------------
* Such compensation consisted of total Company contributions made to the plan account of each individual pursuant to the Company's Employees Stock Ownership Plan during the fiscal year ended February 29, 1996. See "EXECUTIVE COMPENSATION-EMPLOYEES STOCK OWNERSHIP PLAN".

         No cash bonuses or restricted stock awards were granted to the above individuals during the fiscal years ended February 29, 1996, February 28, 1995 and February 28, 1994 Effective December 1992, the Company elected to begin to compensate non-officer directors at the rate of $5,000 per year.

         The following table summarizes certain information regarding stock options granted to the Company's Chief Executive Officer and to those other executive officers named in the Summary Compensation Table during the fiscal year ended February 29, 1996.

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR



                              Number          % of                               Potential Realized
                            of Securities      Total                               Value at Assumed
                             Underlying     Options/SARS   Exercise               Annual Rates of
                              Options/       Granted to     Price                    Stock Price
                               SARS         Employees In     Per      Expiration  Appreciation for
Name                          Granted        Fiscal Year    Share       Date         Option Term
- ----                          -------        -----------    -----       ----      -----------------
                                                                                    5%       10%,
                                                                                    --       ----

          None Granted


         The following table summarizes certain information regarding the number and value of all options to purchase Common Stock of the Company held by the Chief Executive Officer and those other executive officers named in the Summary Compensation Table.

              AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                     AND FISCAL YEAR-END OPTION/SAR VALUES


                       Number of Unexercised                               Value of Unexercised
                       Options/SARs at Fiscal                              In-the-Money Options/
Name                        Year End                                       SARs at Fiscal Year End*
- ----                   ----------------------                              ------------------------
                       Exercisable            Unexercisable                Exercisable  Unexercisable
                       -----------            -------------                -----------  -------------
Zvi Kurtzman           350,000                120,000                      $851,200     $ 65,900

Arthur Schwartz        226,000                 89,000                      $473,700     $113,350

Neal Kaufman           222,000                 48,000                      $522,080     $ 52,220

Keith Stuart           242,000                 58,000                      $615,600     $ 97,600

Gerald Kern                  0                      0                      $      0     $      0

 *Based on the average high and low reported prices of the Company's Common Stock on the last day of the fiscal year ended February 29, 1996.

No options were exercised by the above individuals during the fiscal year ended February 29, 1996.

Stock Options

         1987 Stock Option Plan.  Aura's 1987 Stock Option Plan for Non-
         ----------------------
Employee Directors (the "Directors Option Plan") was adopted by the Company in 1987. The Directors Option Plan is administered by an option committee of the Board of Directors (the "Committee") and provides that options granted under the Directors Option Plan will be non-statutory stock options. The maximum number of shares of Common Stock available for grant under the Directors Option Plan is 500,000 shares. As of March 1, 1996, no shares remained available for future grants under the Directors Option Plan.

         Options may be granted under the Directors Option Plan to select non-employee directors, other than members of the Committee. The Committee determines the non-employee directors who receive options under the Directors Option Plan, designates the number of shares subject to each option and makes all other determinations necessary or advisable for the administration of the Directors Option Plan. Options may have a maximum term of no more than five years and the Committee has the discretion to make the options exercisable in cumulative or noncumulative installments.

         The exercise price of all stock options granted under the Directors Option Plan must be at least equal to fifty percent of the fair market value of the Common Stock on the date the option is granted. The exercise price may be paid in cash, by cashier's or certified check, or by surrender of shares of Common Stock. If an option expires, terminates or is canceled, the shares not purchased thereunder may be optioned again. In Fiscal 1995, no shares of Common Stock were granted under the Directors Option Plan.

         1989 Stock Option Plan.  Aura's 1989 Stock Option Plan (the "Option
         ----------------------
Plan") was adopted by the Board of Directors effective March 1, 1989 and was approved by the stockholders on August 16, 1989. The Option Plan is administered by an option committee of two or more persons selected by the Board of Directors (the "Option Committee") and provides that options granted under the Option Plan will be non-statutory stock options. The maximum number of shares of Common Stock available for grant under the Option Plan is equal to the greater of 8% of Aura's outstanding Common Stock from time to time or 4,170,000 shares.

         Options may be granted under the Option Plan to selected employees and directors, other than members of the Option Committee. The Option Committee determines which employees and directors will receive options under the Option Plan, designates the number of shares subject to each option and makes all other determinations necessary or advisable for the administration of the Option Plan. Options may have a maximum term of no more than ten years, and the Option Committee has the discretion to make the options exercisable in cumulative or noncumulative installments.

         The exercise price of all stock options granted under the Option Plan must be at least equal to the fair market value of the Common Stock on the date the option is granted, except with respect to up to 150,000 shares which may be granted at an exercise price of the lesser of the fair market value or $3.50. The exercise price must be paid in cash. If an option expires, terminates or is canceled, the shares not purchased thereunder may be optioned again.

         Option for 475,000 shares were granted under the Option Plan in Fiscal 1996. Options to purchase 187,000 shares were exercised under the Option Plan in Fiscal 1996.

Employees Stock Ownership Plan

         The Company sponsors an Employees Stock Ownership Plan (the "Plan") which constitutes an individual account plan as defined in Section 3(34) of the Employee Retirement Income Security Act of 1974, as amended, and is intended to qualify as a stock bonus plan under Section 401(a) of the Internal Revenue Code of 1986, as amended (the "Code"). Part of the Plan also constitutes an employee stock ownership plan under Section 4975(e)7 of the Code and the other part of the plan constitutes a cash or deferred arrangement under Section 401(k) of the Code. Each participant in the Plan may elect to defer a percentage of his compensation and have the Company contribute it to the Plan for his benefit. If a participant chooses to have the Company make such "Deferral

Contributions" for his benefit, the Company will also make "Matching Contributions" as described below. The Company may also make "Vested Discretionary Contributions" and "Employees Stock Ownership Contributions" for the benefit of participants as described below. An individual account will be maintained in the Plan for each participant to reflect his interest in the Plan. Each participant's benefit under the Plan, subject to the vesting rules described below, is equal to the contributions allocated to the participant's account, plus earning and forfeitures by other participants; and minus losses of the Plan which are allocated to the participant's account. Benefits from the Plan are generally distributable to a participant upon his retirement, total disability, death or termination of employment with the Company. Any subsidiary of the Company may adopt the Plan with the consent of the Company. Employees of the Company who were employed on March 1, 1989 are eligible to participate in the Plan and new entrants may participate on semi-annual entry dates of March 1 and September 1 after 90 days of continuous service.

         Each eligible participant may elect to make Deferral Contributions in an amount of at least 4% but not more than 12% of his compensation (or, in the discretion of the Plan's administration committee, 1%, 2% or 3% of his compensation). Such Deferral Contributions are withheld from the participant's compensation. A participant's Deferral Contributions for any calendar year, however, cannot exceed $9,500 currently (adjusted annually for cost of living increases). Under the Plan, not more than $150,000 of compensation (adjusted annually for increases in the cost of living) is taken into account for any participant for any fiscal year.

         The Company will make a Matching Contribution of $.20 for each $1.00 of Deferral Contributions made by a participant which do not exceed 7% of his compensation. Matching Contributions and earnings thereon are fully vested and nonforfeitable at all times. For the fiscal year ended February 29, 1996, the Company made Matching Contributions to the accounts of all participants in the amount of $39,615.26.

         The Company may make Employees Stock Ownership Contributions to the Plan in an amount determined in the Company's discretion, which will be allocated to participants who are employed by the Company on the last day of the fiscal year. For the fiscal year ended February 29, 1996, the Company made no Employees Stock Ownership Contributions to the Plan. The Plan provides for vesting at the rate of 20% for each fiscal year of service completed by participants.

         The Company has not yet made any Vested Discretionary Contributions for the fiscal year ended February 29, 1996. The Company intends to make such Vested Discretionary Contributions only if necessary to satisfy certain requirements of the Code. If the Company makes such Vested Discretionary Contributions, such contributions will be allocated to participants who complete 1,000 hours of service with the Company during the fiscal year and who were employed by the Company on the last day of the fiscal year. Such Vested Discretionary Contributions are fully vested and at all times.

         Contributions to the Plan and earnings thereon will be invested primarily in Common Stock of the Company. The Plan may acquire such Common Stock from the Company or any other source, such as purchases on the open market at prevailing market prices. The Plan will generally be funded by contributions from the Company and participants as described above. The Plan may also borrow funds to finance the purchase of Common Stock of the Company. Only Common Stock of the Company may be used as collateral for such a loan, and a creditor of such a loan will generally have the right to reach only the Common Stock of the Company which constitutes the collateral.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the Company's Common Stock owned as of May 24, 1996 (i) by each person who is known by Aura to be the beneficial owner of more than five percent (5%) of its outstanding Common Stock, (ii) by each of the Company's directors and those executive officers named on the Summary Compensation Table, and (iii) by all directors and executive officers as a group:


                                       Shares of             Percent of
                                      Common Stock          Common Stock
Name                                Beneficially Owned    Beneficially Owned

Zvi (Harry) Kurtzman                1,744,913 (1)(2)              2.80%

Arthur J. Schwartz                  1,602,713 (1)(3)(4)           2.57%

Cipora Kurtzman Lavut               1,343,390 (5)                 2.15%

Neal B. Kaufman                     1,385,868 (1)(9)              2.22%

Keith O. Stuart                       354,254 (7)                     *

Norman Reitman                        552,142 (6)                     *

Harvey Cohen                          368,942 (8)                     *

Phillip Saffman                             0                         *

Anthony T. Cascio                     334,095 (10)                    *

All officers and directors as       8,955,979                    14.39%
a group (17 persons)

____________________
*    Less than 1% of outstanding shares.

(1)  Includes 175,000 shares held of record by Advanced Integrated Systems, Inc.

(2) Includes 400,000 shares which may be purchased pursuant to options and convertible securities exercisable within 60 days of May 31, 1996.

(3) Includes 250,400 shares which may be purchased pursuant to options and convertible securities exercisable within 60 days of May 31, 1996.

(4) Includes 32,000 shares held by Dr. Schwartz as custodian for his children, to which Dr. Schwartz disclaims any beneficial ownership.

(5) Includes 240,000 shares which may be purchased pursuant to options exercisable within 60 days of May 31, 1996.

(6) Includes 310,000 shares which may be purchased pursuant to options exercisable within 60 days of May 31, 1996 and 12,500 shares owned by Mr. Reitman's wife, as to which 12,500 shares he disclaims any beneficial ownership.

(7) Includes 242,000 shares which may be purchased pursuant to options exercisable within 60 days of May 31, 1996.

(8) Includes 130,000 shares personally owned, of which 120,000 shares may be purchased pursuant to options and convertible securities within 60 days of May 31, 1996. In connection with his investment advisory business, this amount also includes 31,250 shares and 207,692 shares which may be purchased upon conversion of 7%

Secured Convertible Notes over which Mr. Cohen has voting and investment control and as to which Mr. Cohen disclaims beneficial ownership.

(9) Includes 222,000 shares which may be purchased pursuant to options and convertible securities exercisable within 60 days of May 31, 1996.

(10) Includes 212,000 shares which may be purchased pursuant to options exercisable within 60 days of May 31, 1996.

         The mailing address for each of these individuals is c/o Aura Systems, Inc., 2335 Alaska Avenue, El Segundo, CA 90245.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In Fiscal 1996, no new transactions were entered into.

In Fiscal 1995, no new transactions were entered into.

                                    PART IV


ITEM 14.   FINANCIAL STATEMENTS, SCHEDULES, REPORTS ON FORM 8-K AND EXHIBITS

     (a) Documents filed as part of this Form 10-K:

1.  Financial Statements
    --------------------

        See Index to Consolidated Financial Statements

2.  Financial Statement Schedules
    -----------------------------

        See Index to Consolidated Financial Statements

3.  Exhibits
    --------

        See Exhibit Index



     (b) Reports on Form 8-K
         There were no reports on Form 8-K filed by the Registrant in the last quarter of Fiscal 1995.

                               INDEX TO EXHIBITS
                               -----------------


(1)     3.1   Certificate of Incorporation of Registrant.

(1)     3.2   Bylaws of Registrant.

        4.1   Form of Warrant

(1)    10.1   Lease dated April 23, 1986, by and between Delphi Components,
              Inc. and Birtcher Niguel.

(1)    10.2   Lease, dated April 3, 1987, between International Rectifier
              Corporation and the Registrant.

(1)    10.3   Lease, dated February 1, 1986, between Plaza La Reina Office
              Venture and the Registrant.

(2)    10.4   Convertible Promissory Note, dated October 27, 1987, between
              Peter C. Jaquith and the Registrant.

(1)    10.5   Revolving Credit Agreement, dated November 1, 1987, between
              Peter C. Jaquith and the Registrant.

(1)    10.6   Joint Venture Agreement, dated March 3, 1987, between
              Cypher Master, Inc. and Innovative Information Systems, Inc.

(1)    10.7   Amendment to Revolving Credit Agreement, dated May 10, 1988, between Peter C. Jaquith and the  Registrant.

(1)    10.8   Aura Systems, Inc. 1987 Stock Option Plan for Non-Employee
              Directors.

(1)    10.9   Form of Aura Systems, Inc. Non-Statutory Stock Option Agreement.

(1)    10.10  Sub-Contract, dated May 2, 1988, between Computer Sciences
              Corporation and the Registrant.

(1)    10.11  Purchase Order, dated May 10, 1988, between General Dynamics
              Corporation and the Registrant.

(1)    10.12  Purchase Contract, dated May 26, 1988, between Boeing Aerospace
              Company and the Registrant.

(1)    10.13  Cost-Plus-a-Fixed-Fee Research and Development Contract, dated
              August 15, 1988, by and between the Registrant and California Institute of Technology Jet Propulsion Laboratory.

(1)    10.14  Award Contract, dated August 31, 1988, between the Department of the Air Force and the Registrant.

(2)    10.15  Deed of Trust and Assignment of Rents, dated as of February 27,
              1989, by the Registrant in favor of Chicago Title Insurance Company, as Trustee, for the benefit of City National Bank.

(2)    10.16  Indenture, dated as of March 1, 1989, between the Registrant and
              Interwest Transfer Co., Inc. as Trustee, relating to the 7% Secured Convertible Non-Recourse Notes due 1999.

(2)    10.17  Form of 7% Secured Convertible Non-Recourse Notes due 1999.

(2)    10.18  Deed of Trust, Assignment of Leases and Rents and Fixture Filing,
              dated as of March 1, 1989, by the Registrant in favor of Ticor Title Insurance Company, as Trustee, for the benefit of Interwest Transfer Co., Inc., as trustee under the Indenture.

(3)    10.19  Contract of Purchase and Sale and Escrow Instructions, between the Registrant and Plazamerica, Inc.

(3)    10.20  Form of 7% Secured Convertible Non-Recourse Note due 2000.

(4)    10.21  1989 Stock Option Plan.

(5)    10.22  Development and Manufacturing Agreement, dated August 16, 1991, between the Registrant and Echlin Inc.

(5)    10.23  Research and Development Agreement, dated July 20, 1992, between the Registrant and Inventio AG.

(5)    10.24  Joint Development and License Agreement, dated August 24, 1992, between the Registrant and Daewoo Electronics Co., Ltd.

(5)    10.25  Letter of Agreement, dated December 21, 1992, between the
              Registrant and Global Investments, SA.

(10)   10.26  Preliminary Agreement dated May 25, 1993, between the Registrant and Israel Aircraft Industries Limited.

(11)   10.27  Agreement, dated September 23, 1993, between the Registrant and
              Burlington Technopole SDN. BHD.

(12)   10.28  Dedicated Supplier Agreement, dated December 2, 1993, between the
              Registrant and Daewoo Electronics Co., Ltd.

(12)   10.29  Joint Venture and License Agreements, dated February 4, 1994, between the Registrant and The Intergroup Corporation.

(13)   10.30  Form of 7% Secured Convertible Non-Recourse Note due 2002.

(14)   10.31  Agreement dated May 17, 1994 between the Company and Parviz
              Nazarian.

(15)   10.32  Agreement dated August 4, 1994 between the Company and Fluid
              Power Industries, Inc.

(15)   10.33  Purchase and sale agreement dated September 9, 1994 between the company and Nuvo Corp.

(16)   10.34  Agreement dated February 20, 1995 between the company and Kunland,
              Inc.

(16)   10.35  Agreement dated February 22, 1995 between the company and Zylux,
              Inc.

       10.36 Stock Purchase and Sale Agreement dated April 30, 1996 between the Company and MYS Corporation

       10.37 Joint Venture Agreement dated July 26, 1995 between the Company and Microbell

(6)    16.1   Letter of Deloitte & Touche, dated June 26, 1992, commenting on
              Item 4 of the Form 8-K filed by Aura Systems, Inc.

(7)    16.2  Letter of KPMG Peat Marwick, dated November 20, 1991, regarding change in certifying accountants.

(8)    21.1  Aura Systems, Inc. and Subsidiaries.

       24.1  Power of Attorney

       EX-27 Financial Data Schedule

(8)    28.1  Registrant's description of change in certifying accountants.

(1) Incorporated by reference to the Exhibits to the Registration Statement on Form S-1 (File No. 33-19530).

(2) Incorporated by reference to the Exhibits in the Registrant's Current Report on Form 8-K dated March 24, 1989 (File No. 0-17249).

(3) Incorporated by reference to the Exhibits to Post-Effective Amendment No. 2 to the Registration Statement on Form S-1 (File No. 33-27164).

(4) Incorporated by reference to the Exhibits to the Registration Statement on Form S-8 (File No. 33-32993).

(5) Incorporated by Reference to the Exhibit to the Registration Statement on Form S-1 (File No. 35-57 454).

(6) Incorporated by reference to the Exhibits in the Registrant's Report on Form 8 (amending the Registrant's Current Report on Form 8-K dated June 11, 1992) dated June 26, 1992 (File No. 0-17249).

(7) Incorporated by reference to the Exhibits in the Registrant's Current Report on Form 8-K dated November 15, 1991 (File No. 0-17249).

(8) Incorporated by reference to the Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1991 (File No. 0-17249).

(9) Incorporated by reference to the Registrant's Current Report on Form 8-K dated June 11, 1992 (File No.0-17249).

(10) Incorporated by reference to the Registrants Current Report in Form 10-Q dated May 31, 1993.

(11) Incorporated by reference to the Registrants Current Report in Form 10-Q dated November 30, 1993.

(12) Incorporated by reference to the Exhibits to the Registration Statement on Form S-1 (File No.-33-57454).

(13) Incorporated by reference to the Exhibits to the registrants Annual Report Form 10-K for the fiscal year ended February 28, 1994 (File No. 0-172-49).

(14) Incorporated by reference to the Registrants Current Report in Form 10-Q dated May 31, 1994.

(15) Incorporated by reference to the Registrants Current Report in Form 10-Q dated August 31, 1994.

(16) Incorporated by reference to the Registrants Annual Report Form 10-K for the fiscal year ended February 28, 1995 (File No. 0-172-49)

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  June 4,1996                         AURA SYSTEMS, INC.

                                       By: /s/Zvi Kurtzman
                                           ---------------
                                          Zvi Kurtzman, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

Signatures               Title                                     Date
- ----------               -----                                     ----

/s/Zvi Kurtzman                                                June 3, 1996
- ---------------
Zvi Kurtzman             President and Director
                         (Principal Executive Officer)


/s/Steven C. Veen
- -----------------
Steven C. Veen           Senior Vice President,                June 3, 1996
                         Chief Financial Officer
                         (Principal Financial and
                         Accounting Officer)

/s/Arthur J. Schwartz
- ---------------------
Arthur J. Schwartz       Executive Vice President              June 3, 1996
                         and Director


/s/Neal B. Kaufman
- ------------------
Neal B. Kaufman          Senior Vice President and Director    June 3, 1996


/s/Cipora Kurtzman Lavut
- ------------------------
Cipora Kurtzman Lavut    Senior Vice President and Director    June 3, 1996


/s/Norman Reitman
- -----------------
Norman Reitman           Director                              June 3, 1996


/s/Harvey Cohen
- ---------------
Harvey Cohen             Director                              June 3, 1996


/s/Anthony Cascio
- -----------------
Anthony Cascio           Director                              June 3, 1996

/s/Phillip Saffman
- ------------------
Phillip Saffman          Director                              June 3, 1996

                              AURA SYSTEMS, INC.
                               AND SUBSIDIARIES


                   Index to Consolidated Financial Statements


Independent Auditors' Report on Consolidated Financial Statements and
  Financial Statement Schedule                                                               F-2

Consolidated Financial Statements of Aura Systems, Inc. and Subsidiaries:

Consolidated Balance Sheets-February 29, 1996 and February 28, 1995                      F-3 to F-4

Consolidated Statements of Operations-Years ended February 29, 1996,
    February 28, 1995 and February 28, 1994                                                  F-5

Consolidated Statements of Stockholders' Equity-Years ended
      February 29, 1996, February 28, 1995 and February 28, 1994                             F-6

Consolidated Statements of Cash Flows-Years ended February 29, 1996,
      February 28, 1995 and February 28, 1994                                            F-7 to F-9


Notes to Consolidated Financial Statements                                              F-10 to F-22

Consolidated Financial Statement Schedule:

  II   Valuation and Qualifying Accounts                                                     F-23

Schedules other than those listed above are omitted because they are not required or are not applicable, or the required information is shown in the respective consolidated financial statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of
 Aura Systems, Inc.
El Segundo, California


We have audited the consolidated balance sheets of Aura Systems, Inc. and subsidiaries as of February 29, 1996, and February 28, 1995 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years ended February 29, 1996 and the related financial statement schedule listed in the accompanying Index at item 14. These consolidated financial statements, and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aura Systems, Inc. and subsidiaries as of February 29, 1996, and February 28, 1995 and the results of their operations and their cash flows for each of the three years ended February 29, 1996, and the financial statement schedule presents fairly, in all material respects, the information set forth therein, all in conformity with generally accepted accounting principles.


PANNELL KERR FORSTER
Certified Public Accountants
A Professional Corporation
911 Wilshire Blvd.
Suite 1850
Los Angeles, CA  90017


May 28, 1996

                               AURA SYSTEMS, INC.
                                AND SUBSIDIARIES

                          Consolidated Balance Sheets

                                                    February 29,   February 28,
                                                        1996           1995
                                                   -------------  -------------
ASSETS

CURRENT ASSETS:

 Cash and equivalents                               $ 21,900,364    $ 3,827,500

 Receivables, net                                     37,512,564     28,333,898

 Insurance proceeds in escrow for class action
   settlement                                                 --      1,720,000

 Inventories and contracts in process                 23,883,964     13,039,030

 Prepayments to vendors                                8,463,236      1,447,173

 Other current assets                                    793,824        513,106
                                                     ------------    -----------

       Total current assets                           92,553,952     48,880,707
                                                    ------------    -----------

PROPERTY AND EQUIPMENT, AT COST                       30,012,084     22,471,598

 Less accumulated depreciation and amortization       (6,698,849)    (5,151,073)
                                                    ------------    -----------
       Net property and equipment                     23,313,235     17,320,525

JOINT VENTURES                                         3,002,225        645,626

LONG-TERM INVESTMENTS                                  4,165,000             --

LONG-TERM RECEIVABLES                                  4,414,344             --

PATENTS, NET OF AMORTIZATION OF $273,843
    AND $190,909                                       2,294,059      2,039,881

DEFERRED CHARGES                                       1,376,506      3,123,552

OTHER ASSETS, NET                                      2,961,247      1,456,712
                                                    ------------    -----------
       Total                                        $134,080,568    $73,467,003
                                                    ============    ===========

          See accompanying notes to consolidated financial statements.

                               AURA SYSTEMS, INC.
                                AND SUBSIDIARIES

                          Consolidated Balance Sheets

                                          February 29,   February 28,
LIABILITIES AND STOCKHOLDERS' EQUITY          1996           1995
                                          ------------   ------------
CURRENT LIABILITIES:

   Notes payable                          $  3,378,758   $    545,006

   Accounts payable                         16,247,434      7,665,764

   Accrued expenses                          1,564,878      1,020,495

   Accrued losses on contracts                      --        133,261

   Class action settlement                          --      5,720,000
                                          ------------   ------------
       Total current liabilities            21,191,070     15,084,526
                                          ------------   ------------

NOTES PAYABLE AND OTHER LIABILITIES          2,063,492        466,158
                                          ------------   ------------

CONVERTIBLE NOTES                           11,662,900      3,662,900
                                          ------------   ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Common stock par value $.005 per
   share and additional paid in
   capital. Issued and outstanding
   62,222,438 and 43,073,634 shares
   respectively.                           166,845,201     95,826,986

   Accumulated deficit                     (67,682,095)   (41,573,567)
                                          ------------   ------------

       Total stockholders' equity           99,163,106     54,253,419
                                          ------------   ------------

       Total                              $134,080,568   $ 73,467,003
                                          ============   ============


          See accompanying notes to consolidated financial statements.

                               AURA SYSTEMS, INC.
                                AND SUBSIDIARIES

                     Consolidated Statements of Operations

     Years ended February 29, 1996, February 28, 1995 and February 28, 1994


                                     1996            1995            1994
                                 ------------    ------------    ------------
GROSS REVENUES                   $ 82,259,010    $ 44,214,242    $ 16,369,825

LESS RETURNS AND ALLOWANCES        (5,170,160)     (1,770,029)        (12,818)
                                 ------------    -------------   -------------
NET REVENUES                       77,088,850      42,444,213      16,357,007

COST OF GOODS AND OVERHEAD         71,849,204      30,064,935      13,714,813
                                 ------------     -----------    -------------

GROSS PROFIT                        5,239,646      12,379,278       2,642,194
                                 ------------     -----------   -------------

EXPENSES:
  Research and development          5,225,735       2,037,467       2,286,051
  General and administrative       26,399,794      12,771,151       6,273,517
  expenses                       ------------     -----------   -------------

   Total costs and expenses        31,625,529      14,808,618       8,559,568
                                 ------------     -----------   -------------

(LOSS) FROM OPERATIONS            (26,385,883)     (2,429,340)     (5,917,374)

OTHER (INCOME) AND EXPENSES

  Interest income                    (647,717)       (123,721)        (68,948)
  Interest expense                    348,924         344,260         370,876
  Class action litigation                  --              --       4,375,000
  and other settlement           ------------     -----------   -------------

NET (LOSS)                       $(26,087,090)    $(2,649,879)  $( 10,594,302)
                                 ============     ===========   =============

NET (LOSS) PER COMMON SHARE      $       (.48)    $      (.07)  $        (.35)
                                 ============     ============   =============

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES                     53,860,527      37,217,673      30,117,742
                                 ============     ===========   =============


          See accompanying notes to consolidated financial statements.

                               AURA SYSTEMS, INC.
                                AND SUBSIDIARIES

                Consolidated Statements of Stockholders' Equity

     Years ended February 29, 1996, February 28, 1995 and February 28, 1994

                                              Common Stock        Additional     Accumulated       Total
                                            Shares      Amount      Paid-in        Deficit
                                                                    capital
                                          -----------------------------------------------------------------
Balances at February 28, 1993             27,290,167   136,450   $ 34,199,152   $(27,079,886)  $  7,255,716
Private placements, net of
 issuance costs                            2,396,000    11,980      9,693,498             --      9,705,478
Issuance to ESOP                              97,883       489        471,683             --        472,172
Issuance of warrants                              --        --        150,000             --        150,000
Amortization of stock awards                      --        --         66,557             --         66,557
Secured notes payable converted              258,188     1,291        855,809             --        857,100
Exercise of warrants                       2,569,000    12,845      5,275,155             --      5,288,000
Exercise of stock options                    924,822     4,624      3,220,168             --      3,224,792
Stock issued for non cash items              287,940     1,440      1,648,840                     1,650,280
Net (loss)                                        --        --             --    (10,594,302)   (10,594,302)
                                          ----------   -------   ------------   ------------   ------------
Balances at February 28, 1994             33,824,000   169,119     55,580,862    (37,674,188)    18,075,793
Private placements, net of
 issuance cost                             8,416,434    42,083     36,087,123             --     36,129,206
Issuance to ESOP                              25,639       128        187,845             --        187,973
Secured notes payable converted              292,093     1,460        978,540             --        980,000
Exercise of warrants                          45,000       225        224,775             --        225,000
Exercise of stock options                    206,000     1,030        789,422             --        790,452
Stock issued for non cash items              165,000       825        921,797             --        922,622
Shares cancelled                            (100,000)     (500)      (576,250)            --       (576,750)
Stock issued to acquire assets               199,468       997      1,417,505             --      1,418,502
Increase to deficit-AMS                           --        --             --     (1,249,500)    (1,249,500)
     consolidation

Net (loss)                                        --        --             --     (2,649,879)    (2,649,879)
                                          ----------   -------   ------------   ------------   ------------

Balances at February 28, 1995             43,073,634   215,367     95,611,619    (41,573,567)    54,253,419
Private placements, net of
 issuance cost                            16,749,725    83,749     59,843,541                    59,927,290
Issuance to ESOP                              49,046       245        240,788                       241,033
Notes payable converted                      289,106     1,446      1,284,148                     1,285,594
Exercise of warrants                          35,165       176         99,824                       100,000
Exercise of stock options                    206,000     1,030        655,902                       656,932
Stock issued for non cash items              664,380     3,322      3,996,678                     4,000,000
Stock issued to acquire assets             1,155,382     5,777      4,801,589                     4,807,366
Foreign currency translation loss                 --        --             --        (21,438)       (21,438)

                                                  --        --             --    (26,087,090)   (26,087,090)
Net (loss)                                ----------   -------   ------------   ------------   ------------
Balances at February 29, 1996             62,222,438   311,112   $166,534,089   $(67,682,095)  $ 99,163,106
                                          ==========   =======   ============   ============   ============

          See accompanying notes to consolidated financial statements.

                               AURA SYSTEMS, INC.
                                AND SUBSIDIARIES


                     Consolidated Statements of Cash Flows
     Years ended February 29, 1996, February 28, 1995 and February 28, 1994


                                                         1996           1995           1994
                                                         ----           ----           ----
Cash flows from operating activities:

   Net (loss)                                        $(26,087,090)  $ (2,649,879)  $(10,594,302)
                                                     ------------   ------------   ------------
   Adjustments to reconcile net loss to net
   cash used in operating activities:

   Class action settlement                                     --             --      4,000,000
   Depreciation and amortization                        4,246,133      3,172,410      1,564,643
   Shares contributed to ESOP                             241,033        187,973        472,172
   Shares issued for services                                  --             --        246,875
   Equity loss from investment in AMS                          --             --          9,454
   Reserve for recoverability of investment in AMS             --       (203,996)            --
   Provision for environmental cleanup                     33,765         28,550         21,250
   Gain on disposition of assets                               --             --        (10,000)
   Reduction of asset carrying value-Interactor         1,203,972             --
   Shares issued for payment of inventory purchases     3,744,241      3,116,519             --

   Assets-(Increase) Decrease:

    Receivables                                        (9,178,666)   (22,100,384)    (1,182,060)
    Inventories and contracts in process              (10,844,934)   (10,306,911)    (1,474,517)
    Other current assets                               (7,296,782)    (1,130,269)      (154,885)
    Patents                                              (337,113)      (466,415)      (570,320)
    Deferred charges                                     (679,965)    (2,553,726)      (992,050)
    Escrow proceeds                                            --        280,000             --
    Other assets                                         (441,535)       673,242       (337,215)

   Liabilities-Increase (Decrease):
    Accounts payable                                    8,581,670      3,994,228       (632,198)
    Accrued expenses                                      544,383       (261,401)        24,374
    Accrued losses on contracts                          (133,261)       (67,469)        17,133
                                                     ------------   ------------   ------------
   Total adjustments                                  (10,317,059)   (25,637,649)     1,002,656
                                                     ------------   ------------   ------------

                                                      (36,404,149)   (28,287,528)    (9,591,646)
       Net cash (used) by operating activities       ------------   ------------   ------------

Cash flows from investing activities:

 Proceeds from sale of assets                                  --             --         10,000
 Purchase of property and equipment                    (6,938,455)    (5,320,612)      (370,614)
 Manufacture of special tools and equipment              (363,274)      (257,246)      (266,895)
 Purchase of subsidiary                                        --       (439,000)            --
 Proceeds from sale of stock in AMS                            --      1,000,000             --
 Advances to AMS                                               --             --       (285,452)
 Investment in joint ventures                          (2,439,106)       (22,921)      (823,615)
 Long-term investments                                 (4,165,000)            --             --
 Long-term receivables                                 (4,414,344)            --             --
                                                     ------------   ------------   ------------
       Net cash (used) by investing activities        (18,320,179)    (5,039,779)    (1,736,576)
                                                     ------------   ------------   ------------

          See accompanying notes to consolidated financial statements

                               AURA SYSTEMS, INC.
                                AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                                                       1996          1995          1994
                                                       ----          ----          ----
Cash flows from financing activities:

 Net proceeds from borrowings                      $ 3,131,039   $    74,050   $        --

 Repayment of notes payable                           (193,469)     (182,693)     (164,200)

 Net proceeds from issuance of common stock         60,684,622    27,703,769    18,218,270

 Cash placed into escrow                                    --            --    (5,000,000)

 Cash released from escrow                                  --     5,000,000            --

 Net proceeds from issuance of stock warrants               --            --       150,000

 Net proceeds from issuance of convertible           9,175,000            --            --
 notes                                              ----------    ----------    ----------

     Net cash provided by financing activities      72,797,192    32,595,126    13,204,070
                                                    ----------    ----------    ----------

       Net Increase (Decrease) in cash and          18,072,864      (732,181)    1,875,848
       equivalents

 Cash and equivalents at beginning of year           3,827,500     4,559,681     2,683,833
                                                    ----------    ----------    ----------
 Cash and equivalents at end of year               $21,900,364   $ 3,827,500   $ 4,559,681
                                                    ==========    ==========    ==========
 Supplemental disclosures of cash flow
 information:
  Cash paid during the year for:
    Interest                                       $   326,088   $   353,514   $   378,375
                                                   ===========   ===========   ===========
    Income Taxes                                   $     6,400   $     8,000   $     6,400
                                                   ===========   ===========   ===========

Supplemental disclosures of noncash investing and financing activities:

During the year ended February 28, 1994, the Company acquired assets in exchange for the assumption of a liability for environmental cleanup, to which a value of $300,000 has been assigned. See Note 3.

During the year ended February 28, 1995, the Company issued 165,000 shares of common stock in connection with a consulting contract and the settlement of a previously recorded liability. During the year ended February 28, 1995, the Company also issued 1,497,700 shares of Regulation "S" restricted common stock in consideration of previously recorded liabilities. During the year ended February 28, 1994, the Company issued 274,036 shares of common stock in connection with a consulting contract, a legal settlement with a former officer, an employee severance matter and the settlement of a previously recorded liability in connection with the repurchase of stock in AMS. The Company also issued 13,904 shares of common stock to three individuals as consideration for subordinating their holdings of the Company's Secured 7% Convertible debt.

During the year ended February 28, 1995, the Company acquired assets valued at $1,418,502 for which it issued 199,468 shares of common stock. The assets acquired were patent rights of $418,502 and the NewCom, Inc. acquisition of assets of $1,000,000. See note 3(c). During the years ended February 29, 1996, February 28, 1995 and February 28, 1994, the Company entered into financing arrangements whereby it acquired assets for notes payable in the amount of $1,678,343, $88,300 and $72,000 respectively.

During the year ended February 29, 1996, the Company acquired the 51% of Auratech it did not own in exchange for the issuance of 315,000 shares of common stock valued at $1,063,125. The Company also issued 637,380 shares of common stock in settlement of a $4,000,000 previously recorded liability. The Company issued 840,382 shares of common stock for the acquisition of assets valued at $3,744,241. The Company also issued 42,105 shares of common stock for services in connection with a private placement offering.

During the years ended February 29, 1996, February 28, 1995 and February 28, 1994, the Company contributed stock valued at nil, nil and $472,172 respectively, to its ESOP.

During the years ended February 29, 1996 and February 28, 1995, nil and $980,000, of 7% convertible secured notes were converted into nil, and 292,093 shares of common stock respectively. During the year ended February 29, 1996, $1,250,000 of 9% convertible notes plus accrued interest were converted into 289,106 shares of common stock.

          See accompanying notes to consolidated financial statements.

                               AURA SYSTEMS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

     Years ended February 29, 1996, February 28, 1995 and February 28, 1994

(1) Business and Summary of Significant Accounting Policies
    -------------------------------------------------------

    Business
    --------

    The Company's main business is centered around the use of its patented and proprietary technologies in the area of electro-magnetics. Most of its products utilize the same basic principles of electro-magnetics and its ability to provide a cheaper, cleaner, and/or more efficient alternative to technologies currently in use.

    Principles of Consolidation
    ---------------------------

    The consolidated financial statements include accounts of the Company and its wholly owned subsidiaries, Delphi Components, Inc., Aura CAD/CAM Systems, Inc., Aura Ceramics, Inc., Electrotec Productions, Inc. (and its wholly owned subsidiary Electrotec Europe), NewCom, Inc. and Auratech, Inc. Additionally, the Company owned 61% of Aura Medical Systems, Inc. ("AMS") at February 29, 1996, which is included in the 1995 and 1996 consolidated financial statements. In consolidation, all significant intercompany balances and transactions have been eliminated.

    Revenue Recognition
    -------------------

    The Company recognizes revenue for product sales upon shipment.  The
    Company provides for estimated returns and allowances based upon experience.

    The Company also earns a portion of its revenues from license fees, and generally records these fees as income when the Company has fulfilled its obligations under the particular agreement.

    Cash Equivalents
    ----------------

    The Company considers all highly liquid assets, having an original maturity of less than three months, to be cash equivalents.

    Fair Value of Financial Instruments
    -----------------------------------

    The Company's financial instruments consist of cash, accounts and notes receivable, accounts payable, accrued expenses and notes payable. The carrying value of these financial instruments approximate their fair value at February 29, 1996.

    Use of Estimates
    ----------------

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual future results could differ from those estimates.

    Long-Term Investments
    ---------------------

    Investments in equity securities with no readily determinable fair value are stated at cost. Management periodically evaluates these investments as to whether fair value is less than cost. In the event fair value is less than cost, and the decline is determined to be other than temporary, the Company will reduce the carrying value accordingly.

    Deferred Charges
    ----------------

    The Company defers certain costs related to the preliminary activities associated with the manufacture of its products, which the Company has determined have future economic benefit. These costs are then amortized over the initial production units, not to exceed 24 months. Management periodically reviews and revises, when necessary, its estimate of the future benefit of these costs, and expenses them if it is deemed there no longer is a future benefit.

    Inventories and Contracts in Process
    ------------------------------------

    Inventories are stated at the lower of cost (first-in, first-out) or market. A portion of the Company's inventories are attributable to long-term contracts on which the related operating cycles are longer than one year. In accordance with industry practice, these inventories are included in current assets.

    Per Share Information
    ---------------------

    The consolidated net loss per common share is based on the weighted average number of common shares outstanding during the year. Common share equivalents have been excluded since inclusion would dilute the reported loss per share.

    Patents
    -------

    The Company capitalizes the costs of obtaining or acquiring patents. Amortization of patent costs is provided for by the straight line method over the shorter of the patents' legal or estimated economic life. If a patent is rejected, abandoned, or otherwise invalidated the unamortized cost associated with that patent is expensed in that period.

    Joint Ventures
    --------------

    The Company initially records investments in joint ventures at cost.
    These cost amounts are adjusted quarterly to reflect the Company's share of venture income or losses. Because the joint ventures formed have not yet had significant operations, equity is stated at cost.

    Research and Development
    ------------------------

    Research and development costs are expensed as incurred.

    Advertising Costs
    -----------------

    Advertising costs are expensed as incurred. Advertising charged to expense in Fiscal 1996 and 1995 approximated $7,000,000 and $5,000,000, respectively, including approximately $900,000 and $1,000,000 for the production of the advertising, which is continuing to be used but has been expensed. Advertising costs prior to Fiscal 1995 were insignificant.

    Buildings, Equipment and Leasehold Improvements
    -----------------------------------------------

    Buildings, equipment and leasehold improvements are stated at cost and are being depreciated using the straight-line method over their estimated useful lives as follows:

                         Buildings                       40 years
                         Machinery and equipment       5-10 years
                         Furniture and fixtures           7 years
                         Leasehold improvements     Life of lease

    During 1996 and 1995, the Company capitalized costs of $363,274 and $257,246 respectively, on special tools and equipment, which have been created for the manufacturing and development of actuators, speakers and related products. The capitalized amounts, included in machinery and equipment, include allocated costs of direct labor and overhead. The Company expects recovery of these costs from orders.

    Depreciation and amortization expense of buildings, machinery and equipment, furniture and fixtures and leasehold improvements approximated $1,967,000, $1,591,000 and $1,095,000 for Fiscal 1996, 1995 and 1994,
    respectively.

    Reclassifications
    -----------------

    Certain reclassifications have been made to the 1994 and 1995 financial statements to conform with 1996 classifications. These reclassifications have no effect on reported net loss amounts for 1994 and 1995.

(2) Receivables
    -----------

    Receivables consist of the following:
                                                         1996          1995
                                                         ----          ----

    Commercial receivables:

      Amounts billed                                  $36,024,153   $22,275,881

      Recoverable costs and accrued profits not billed  3,564,984     7,206,246
                                                      -----------   -----------
          Total commercial receivables                 39,589,137    29,482,127


    Receivables under U.S. Government contract:           289,774       287,830

    Advances due from related parties                     116,655       144,190
    Less allowance for uncollectible receivables
    and sales returns                                  (2,483,002)   (1,580,249)
                                                      -----------   -----------

                                                      $37,512,564   $28,333,898
                                                      ===========   ===========

     Bad debt expense was $4,153,990, $1,091,450 and $117,040, in Fiscal 1996,
     1995 and 1994 respectively.

(3)  Acquisitions
     ------------

 (a) Aura Ceramics, Inc.
     -------------------

     In June 1993, the Company formed Aura Ceramics, Inc. to acquire the assets of the Ceramics Center of Alliant Techsystems solely for the assumption of liability for environmental cleanup with no current cash payments required. The cost of environmental cleanup necessary has been estimated to be $750,000 and would be payable upon vacancy of the leased premises. The estimated cleanup cost was determined after consultation with an engineering firm that has dealt with environmental cleanups at these types of facilities. The lease has a term of 5 years, with options for renewal for two additional 5 year periods. It is anticipated that the Company will occupy the premises for 10 years and as such the Company has recorded an initial value of $300,000 for the assets involved and a related liability representing the amortized present value, included in Notes payable and other liabilities, after application of a 9.25% discount rate, of the future payment which may be required upon vacancy. Aura Ceramics, Inc. began operations shortly after formation.

 (b) Electrotec Productions, Inc.
     ----------------------------

     In Fiscal 1995, the Company purchased 100.0% of the stock of Electrotec Productions, Inc., a California corporation ("Electrotec"). The total purchase price was $439,000. As part of the purchase, the Company advanced $1.7 million to Electrotec to pay off a shareholder loan and a bank loan.

     The assets acquired consisted of current assets of $351,765 equipment of $2,563,738, other assets of $129,512, and the assumption of liabilities of $2,606,015.

     The following summary, prepared on a proforma basis, combines the consolidated results of operations as if Electrotec had been acquired as of the beginning of the periods presented, after including the impact of certain adjustments, such as amortization of intangibles.


                                   1995           1994
                                (Unaudited)    (Unaudited)
                               -------------  -------------
     Net Revenues               $46,402,225   $ 20,933,880
     Net (Loss)                 $(2,607,566)  $(10,518,129)
     Net (Loss) per share       $      (.07)  $       (.35)


     In December 1995, Electrotec formed a wholly owned subsidiary, Electrotec Europe, which then purchased the assets of Audio Lease, Ltd., a United Kingdom based competitor, for approximately $670,000.

 (c) NewCom, Inc.
     ------------

     In June 1994, the Company formed NewCom, Inc. to acquire the assets of Nuvo, Inc. In September 1994, the Company issued 133,333 shares of stock valued at $1,000,000 in exchange for inventory, fixed assets, trademarks, designs and tools.

 (d) Long-Term Investments
     ---------------------

     In Fiscal 1996 the Company invested $3,570,000 in Telemac Cellular Corp. The Company also invested $500,000 in Aquajet Corp. which it is using as a testing ground for the Company's engine component products. The Company chose this investment in order to provide a harsh environment for the testing of these products. The Company also made miscellaneous other investments for $95,000.

(4)  Joint Ventures and Other Agreements
     -----------------------------------

 (a) Daewoo Agreement
     ----------------

     In August 1992, the Company entered into a definitive joint development and licensing agreement with Daewoo Electronics Co., Ltd. to exploit certain of the Company's AMA technology as it applies to the development of a high resolution projection system for use in television sets. The agreement as modified provides for the payment of a $1,500,000 licensing fee and approximately $2,000,000 of reimbursement to Aura for development costs, all of which has been received. Further, Aura is to receive royalties on a scheduled basis per television set manufactured upon the commencement of commercial production which is estimated to begin in calendar 1996. The entire license fee has been received by the Company and recognized as income as all technical milestones delineated in the agreement have been achieved by the Company.

 (b) Malaysian Joint Venture
     -----------------------

     On September 23, 1993, the Company entered into an agreement with Burlington Technopole SDN. BHD., a Malaysian corporation ("Burlington"), for the formation of a joint venture to manufacture and sell speakers using Aura's proprietary technology. The joint venture, which has been named Audiora Sound SDN. BHD and was established under Malaysian law to operate in Malaysia, has the exclusive right to sell speakers using Aura technology in the ASEAN countries and the non-exclusive right to sell such speakers in the United States. Under the terms of the agreement, the Company owns 49% of the joint venture and Burlington owns 51%. The capitalization of the joint venture involves a total of $500,000 ($250,000 from each party) in initial investments by the Company and Burlington. In addition Burlington intends to borrow $8 million. The Company has granted all licenses as necessary to enable the joint venture to manufacture the speakers, and in return may receive up to $1 million in license fee, of which $500,000 was collected in January 1994 and included in revenues. There is no further obligation on the Company's part with regards to the license fee recorded as income. The Company further agreed to purchase a minimum of 3 million speakers per year (at an estimated cost of $5 million to $7 million) for the five years following the start of production of the speakers at prices equal to the wholesale market prices to the end users of the speakers. Payment for these speakers will be made with a revolving letter of credit based on 30 day revolving terms for each monthly purchase of speakers (based on the previous month's shipment). The Company has not entered into any contracts specifically for the purchase of these speakers. The production facility has been completed and production runs began in December 1995. At February 29, 1996, the Company's investment is $371,392 representing the initial investment plus other costs.

 (c) Auratech Industrial Equipment Venture
     -------------------------------------

     In May 1994, the Company entered into an agreement to establish a joint venture company with an unrelated group of investors to exploit machine tool, robotic and industrial hand tool applications of the Company's electromagnetic technology. The Company received 49% ownership of the joint venture. Concurrently, the Company granted these investors a license for the exclusive rights under Aura's patents and proprietary technology for use in such applications. Consideration for the license was a nonrefundable $1,000,000 fee, all of which has been received by the Company. The Company has no further obligation with respect to this license. In Fiscal 1996, the Company purchased the 51% of the joint venture from a group of investors and now operates the former joint venture as a wholly owned subsidiary.

 (d) K & K Enterprises Joint Venture (Speakers)
     ------------------------------------------

     On July 19, 1995, the Company entered into an agreement with K&K Enterprises for the formation of a joint venture to manufacture and sell speakers using Aura's proprietary technology. K&K has obtained a license to the Company's technology and will grant an exclusive sub-license to the joint venture. The joint venture has the exclusive right to build and sell speakers using Aura's technology in the Republic of Taiwan, Indian Subcontinent, Middle East and the European market. The Company owns 49% of the joint venture and K&K owns 51%. As consideration for the license to K&K Enterprises, the Company will receive a $1,000,000 fee $400,000 of which was received in Fiscal 1996. In addition, the joint venture could, at Aura's discretion, build speakers for Aura's needs in other parts of the world. The Company has committed to order twenty million speakers over a seven year period as the Company shall determine in its sole discretion. The speakers are needed to meet the Company's demand for multimedia applications.

     K&K enterprises obtained part of their rights under this joint venture in a novation executed by Zylux Acoustic, a former joint venture partner with the Company.

     On July 12, 1995 the Company entered into an agreement with K&K Enterprises, for the formation of a joint venture to manufacture Aura's Bass Shaker/TM/, an audio enhancement sound system incorporating Aura's proprietary electromagnetic transducer technology. The joint venture, established to operate and manufacture within India, is owned 49% by the Company and 51% by K&K Enterprises. In connection with the agreement, Aura granted to K&K Enterprises, an exclusive license to use Aura's patented and proprietary technology. As consideration for the license to K&K enterprises, the Company will receive license fee payments quarterly over the life of the patent. Scheduled payments for the first five years total approximately $2.9 million of which $500,000 was received in Fiscal 1996.

     The Company has agreed to purchase two hundred eighty thousand bass shakers in the first year increasing to four hundred forty thousand units and five hundred sixty thousand units in years two and three. Thereafter, manufacturing commitments are now set at one hundred fifty thousand units of bass shakers per quarter. Pursuant to the agreement: (I) Aura will contribute to the new joint venture a working prototype of an exemplary product the type to be manufactured; (ii) K&K will contribute a sublicense of the rights and obligations under the exclusive license; (iii) Aura and K&K will initially contribute $400,000 pro rata a paid in capital for the share certificates to be issued and; (iv) Aura will provide training to K&K personnel with reimbursement to Aura at cost. K&K Enterprises obtained part of their rights under this joint venture in a novation executed by Twilight International, a former joint venture (Thailand) partner with the Company.

     Without any changes to the terms, the joint ventures were merged after the end of Fiscal 1996 into one joint venture. The new venture was renamed Dewan Aura.

(5)  Related Party Transactions
     --------------------------

     Notes and advances due from related parties, aggregated $116,655 and $144,190 at February 29, 1996 and February 28, 1995, respectively, included in current receivables and $37,000 included in non-current receivables at February 29, 1996.

(6)  Inventories and Contracts in Process
     -----------------------------------

     Inventories, stated at the lower of cost (first-in, first-out) or market, consist of the following:

                                             1996         1995
                                          -----------  -----------
         Raw materials                    $19,898,783  $ 7,939,034
         Finished goods                     3,985,181    4,138,665
         On consignment                            --      961,331
                                          -----------  -----------
                                          $23,883,964  $13,039,030
                                          ===========  ===========

(7)  Property and Equipment
     ----------------------

     Property and Equipment, at cost is      1996         1995
     comprised as follows:                -----------  -----------

       Land                               $ 3,280,398  $ 2,000,000
       Buildings                            7,910,946    6,876,792
       Machinery and equipment             16,640,339   12,479,321
       Furniture, fixtures and leasehold
         improvements                       2,180,401    1,115,485
                                          -----------  -----------
                                          $30,012,084  $22,471,598
                                          ===========  ===========

(8)  Deferred Charges
     ----------------

     Deferred charges consist of expenses incurred by the Company in the pre-production phase of its products. The charges relate to the Company's Interactor product, 18" speaker, shaker pillow, Electromagnetic Valve Actuator, Bass shaker and multi-media speakers. Amortization of these charges commences upon initial production over a period of 24 months. Amortization of the charges relating to the 18" speaker, the Interactor and the Electromagnetic Valve Actuator began in Fiscal 1995, with amortization of the remaining items beginning in Fiscal 1996. Amortization expense related to the deferred charges totaled $1,588,316 in Fiscal 1996 and $639,321 in Fiscal 1995. Due to management's change in focus away from the Interactor product line, the balance of the Interactor deferred charges were written off in Fiscal 1996.

(9)  Notes Payable and Other Liabilities
     -----------------------------------

     Included in Notes Payable and Other Liabilities are Notes Payable which consist of the following:


                                                          1996       1995
                                                          ----       ----
       Note payable-Four Star acquisition (a)          $   33,842  $ 76,658
       Notes payable-equipment (b)                      1,127,186   290,706
       Notes payable-individual (c)                            --   294,000
       Note payable-building (d)                        1,500,000        --
                                                       ----------  --------
                                                        2,661,028   661,364

       Less: current portion                              981,101   545,006
                                                       ----------  --------
       Long term portion                                1,679,927   116,358
       Reserve for environmental cleanup (See note 3)     383,565   349,800
                                                       ----------  --------
                                                       $2,063,492  $466,158
                                                       ==========  ========

     (a) Note payable-Four Star acquisition consists of a note maturing on February 15, 1998, bears interest at approximately 10% and is collateralized by certain equipment.

     (b) Notes payable-equipment consists of ten notes maturing at various dates thru August 1999 bearing interest at various rates and are collaterized by equipment.

     (c) The amount in 1995 consisted of a note payable to a former shareholder of Electrotec Productions, Inc., repaid in March 1995.

     (d) Note payable-building consists of a 1st Trust Deed held by the seller of the building, due in 2006.

           Annual maturities of long term notes payable are as follows:

                        Fiscal Year    Amount
                        -----------    ------
                        1997         $  981,101
                        1998            526,609
                        1999            280,189
                        2000             10,383
                        2001             11,189
                        2002-2006       851,557
                                     ----------
                                     $2,661,028
                                     ==========

     The Company has entered into a financing arrangement with a lender who is providing a line of credit collateralized by NewCom's accounts receivable. At February 29, 1996 the balance was $2,397,657, with a maximum of $2,500,000. Subsequent to year end, the maximum was raised to $3,500,000. The interest rate is approximately 9.5%.

(10) Convertible Notes Payable
     -------------------------

     Notes Due 2002
     --------------

     In Fiscal 1993, the Company issued its Secured 7% Convertible Notes due 2002 in the total amount of $5,500,000. The notes are secured by a first lien on the Company's headquarters facility and are convertible at the holder's option, into Aura's common stock at an average conversion price of $3.38 per share. The loan agreement also provides for mandatory conversion into common stock in the event the market price of the common stock exceeds $10.00 per share for ten consecutive trading days.

     Notes Due 1998
     --------------

     In Fiscal 1996, the Company issued $1,250,000 of unsecured 9% Convertible Notes due December 31, 1998. The notes plus accrued interest of $35,594 were converted into 289,106 shares of common stock in Fiscal 1996.

     In Fiscal 1996, the Company issued $8,000,000 of unsecured 5% Convertible Notes due February 2, 1998.

(11) Accrued Expenses

     Accrued expenses consist of the following:
                                                      1996               1995
                                                      ----               ----
      Accrued payroll and related expenses        $1,288,792         $  785,387
      Other                                          276,086            235,108
                                                  ----------         ----------
                                                  $1,564,878         $1,020,495
                                                  ==========         ==========

(12) Income Taxes
     ------------

     At February 29, 1996, the Company had net operating loss carryforwards for Federal and state income tax purposes of approximately $58 million and $29 million respectively, which expire through 2011.

     Under SFAS 109 "Accounting for Income Taxes" the Company utilizes the liability method of accounting for income taxes. Accordingly, the Company has recorded a deferred tax benefit of approximately $23,000,000 for Fiscal 1996 and $13,000,000 for Fiscal 1995. The Company has also recorded a valuation account to fully offset the deferred benefit due to the uncertainty of the realization of this benefit.

(13) Common Stock, Stock Options and Warrants
     ----------------------------------------

     The Company has 100,000,000 shares of $.005 par value common stock authorized for issuance.

     In April 1993, the Company completed a private placement of units consisting of one share of common stock and a warrant to purchase one share of common stock at an exercise price of $5.00 per share until June 30, 1998. A total of 770,000 units were sold at a price of $3.25 resulting in gross proceeds of $2,502,500.

     In October 1993, the Company completed a private placement of units consisting of one share of common stock, a warrant to purchase one share of common stock at an exercise price of $5.00 per share until June 30, 1995. The exercise period has been extended until June 30, 1996 and the price has been increased to $6.00 per share. The Company also issued warrants to purchase a share of the Company's common stock at $15.00 per share.

     Remaining warrants outstanding to purchase Common Stock are 2,862,000 at an average price of $8.78.

     The Company has granted nonqualified stock options to certain directors and employees. Options are granted at fair market value at the date of grant, vest immediately, and are exercisable at any time within a five-year period from the date of grant.

     A summary of activity in the directors stock option plan follows:

                                                   Shares            Price
                                                   ------            -----
     Options outstanding at February 28, 1993    1,810,000        $1.44-4.00


     Grants                                        200,000         4.00-5.50
     Cancellations                                 (65,000)          3.06
     Exercises                                    (840,422)        1.44-4.00
                                                 ---------        ----------

     Options outstanding at February 28, 1994    1,104,578        $1.44-5.50


     Grants                                             --            --
     Cancellations                                      --            --
     Exercises                                    (176,000)         $4.00
                                                 ---------        ----------

     Options outstanding at February 28, 1995      928,578        $1.44-5.50


     Grants                                        100,000           4.50
     Cancellations                                      --            --
     Exercises                                     (19,000)          4.00
                                                 ---------        ----------

     Options outstanding at February 29, 1996    1,009,578        $1.44-5.50
                                                 =========        ==========

(14) Employee Stock Plans
     --------------------

     The Company has two employee benefit plans: The Employee Stock Ownership Plan (ESOP) and the 1989 Stock Option Plan (the Stock Option Plan). A previous plan, the 1989 Employee Stock Ownership Plan, was terminated in Fiscal 1992 and all plan assets were distributed to participants.

     The ESOP is a qualified discretionary employee stock ownership plan that covers substantially all employees. This plan was formally approved by the Board of Directors during fiscal 1990. The Company contributed common stock valued at nil, nil and $472,172 to the ESOP in Fiscal 1996, 1995 and 1994 respectively.

     During Fiscal 1990, the Company's Board of Directors adopted the Stock Option Plan, a nonqualified plan which was subsequently approved by the shareholders. The Stock Option Plan authorizes the grant of options to purchase the greater of up to 8% of the Company's outstanding common shares or 4,170,000 common shares. Shares currently under option generally vest ratably over a five year period.

     A summary of activity in the employee stock option plan is as follows:

                                                       Shares        Price
                                                       ------        -----
     Options outstanding at February 28, 1993          2,661,200    $1.44-7.25


     Grants                                            1,490,000     3.50-7.31
     Cancellation                                        (21,600)    3.06-7.25
     Exercises                                           (84,400)    1.44-3.06
                                                       ---------    ----------

     Options outstanding at February 28, 1994          4,045,200    $1.44-7.31


     Grants                                                   --        --
     Cancellation                                        (14,000)    1.44-3.06
     Exercises                                           (30,000)    1.44-7.25
                                                       ---------    ----------

     Options outstanding at February 28, 1995          4,001,200    $1.44-7.31


     Grants                                              475,000     4.88-5.06
     Cancellations                                      (399,400)    3.00-7.31
     Exercises                                          (187,000)    3.06-7.25
                                                       ---------    ----------

     Options outstanding at February 29, 1996          3,889,800    $1.44-7.31
                                                       =========    ==========

(15) Leases
     ------

     The Company leases office facilities and equipment under operating leases that expire through Fiscal 2006. Other costs, such as property taxes, insurances and maintenance, are also paid by the Company. Rental expense charged to operations approximated $905,000, $525,000 and $320,000 in Fiscal 1996, 1995 and 1994, respectively.

     At February 29, 1996, minimum rentals under noncancellable operating leases are as follows:


     Fiscal Year:
                  Gross Rents    Sublease    Net Rents
                  -----------  ------------  ----------
          1997     $  715,771      $104,728  $  611,043
          1998        674,465       104,728     569,737
          1999        527,384        26,182     501,202
          2000        450,303            --     450,303
          2001        203,857            --     203,857
                   ----------      --------  ----------
                   $2,571,780      $235,638  $2,336,142
                   ==========      ========  ==========

(16) Proceeds from Sale of Stock in AMS
     ----------------------------------

     As a result of a series of stock purchase transactions entered into as of and subsequent to November 30, 1991 the Company reduced its ownership in AMS to 49.7% of total shares outstanding by February 28, 1993.

     Gross proceeds from the stock sale transactions aggregated $4,000,000 of which $3,000,000 was paid in cash prior to February 28, 1993 with the remaining $1,000,000 paid in Fiscal 1995. Included in this $4,000,000 was the sale to a then director of the Company for $1,000,000. The $4,000,000 gross amount, less costs of $560,000 for shares purchased from other AMS shareholders as part of this transaction, have been included in proceeds from sale of stock in AMS and deferred on previously presented balance sheets. The agreements under which the sale occurred contained provisions whereby the shares purchased by these individuals are exchangeable for the Company shares during the period from November 30, 1993 through November 30, 1998, subject to certain "acceleration events" as defined in the stock purchase agreements.

     In November 1994, the individuals exercised their right to exchange their stock in AMS for stock in the Company. AMS is consolidated in the Company's financial statements as of February 29, 1996 and February 28, 1995 since the exchange resulted in the Company owning a majority of the outstanding shares of AMS as of February 28, 1995. The Company has elected not to restate the consolidated financial statements for the prior years, due to the immateriality of the amounts.

     In addition to recording its equity share of the net losses of AMS in fiscal years prior to Fiscal 1995, the Company provided a reserve of approximately $204,000 against its investment in AMS in Fiscal 1993. As a result of consolidation this reserve was reversed in Fiscal 1995.

(17) Significant Customers
     ---------------------

     The Company sold computer products, speakers and Bass Shakers to seven customers for the years ended February 1996, 1995 and 1994, which accounted for approximately 48.8%, 17% and 30% respectively, of the Company's revenues. In the 48.8% is included sales of computer related products to a single unrelated third party which were $20.6 million or 25.1% of revenues. No sales to this customer occurred in prior fiscal years. Sales to Micro Computer Distributing declined to $3.5 million or 4.3% in Fiscal 1996 from $7.4 million or 17% in Fiscal 1995.

(18) Contingencies
     -------------

     The Company is engaged in various legal actions listed below. To the extent that judgment has been rendered, appropriate provision has been made in the financial statements.

     Intergroup Arbitration
     ----------------------

     On March 14, 1995, the Intergroup Corp. filed against the Company a Demand for Arbitration (Case No. 72 133 00276 95) before the American Arbitration Association (AAA) in Los Angeles, California, under its commercial arbitration rules. The Company filed its general denial, affirmative defenses and counterclaim to the Demand on March 27, 1995. The Demand, without benefit of supporting allegations, concludes "(B)reaches of Licensing Agreements regarding vibration isolation/noise cancellation technology...and platform motion simulators...and breach of Joint Venture Agreement; breaches of Master Distributorship Agreements...in violation of exclusivity provisions; Accounting...; Declaratory relief; Fraud." The Demand does not contain any definite factual allegations in support of these conclusions. Additionally, the answering statement includes the Company's counterclaims that Intergroup has breached the vibration isolation/noise cancellation license for failure to remit to the Company the final payment of the license fee of $500,000 due on or before February 28, 1995; breached and repudiated the simulator license agreements; breached the simulator joint venture agreement; breached each Master Distributorship Agreement; and breached the playground equipment agreement and license for failure to remit to the Company $30,000 due for payment of the license fee. In addition to the above stated monetary damages, the counterclaim further seeks declaratory relief and damages in quasi contract.

     The parties have entered into a definitive settlement of this matter on May 28, 1996. The parties will file a stipulated dismissal of the action or other appropriate pleading and seek to have an order dismissing the action entered by the arbitration panel. The settlement provides for the cancellation of the Joint Venture Agreement, and does not have any effect on the financial condition of the Company.

     Shareholder Litigation
     ----------------------

     On May 17, 1995 two lawsuits naming Aura, certain of its directors and executive officers and a former executive officer as defendants, were filed in the United States District Court for the Central District of California (Case Nos. CV-95-3296). Both complaints (the "Complaints") purport to be class actions on behalf of all persons who purchased common stock of Aura during the period from May 28, 1993 through January 17, 1995, inclusive (the "Class Period"). The Complaints allege that as a result of false and misleading information disseminated by the defendants, the market price of Aura's common stock was artificially inflated during the Class Period. Specifically, the Complaints allege that (i) in its periodic reports filed with the SEC during the Class Period and/or certain public announcements made during that period, the Company increased its reported revenues by overstating products sales and certain licensing fees and (ii) the Company misstated the sophistication and quality of, and commitments for the Company's "Interactor Vest." The Complaints request damages in an unspecified amount under certain federal securities laws. The Company believes that this action is frivolous and that it has meritorious defenses to all these claims. The Company filed motions to dismiss the complaints on August 4, 1995. The plaintiffs did not oppose the motions to dismiss but instead filed a consolidated amended complaint on September 1, 1995. On October 2, 1995, the Company filed its motion to dismiss the consolidated amended complaint. On November 20, 1995, the court dismissed the consolidated amended complaint without prejudice and granted plaintiffs 10 days leave to amend. Plaintiff's filed their second amended complaint on December 5, 1995. The Company filed motion to dismiss the second amended complaint on December 22, 1995. At a hearing on the defendant's motion on January 16, 1996, the Court denied the motion.

     On February 16, 1996, the Company filed its motion for summary judgment. At a hearing on the summary judgment motion on April 15, 1996, the court granted the Company's motion. Judgment dismissing the action was entered on April 16, 1996. Plaintiffs filed a Notice of Appeal to the judgment on May 16, 1996.

     SEC Claims
     ----------

     As previously reported, the SEC began an investigation relating to Aura in 1992. The Staff of the SEC's Division of Enforcement ("Staff") has advised Aura that it intends to recommend to the Commission the institution of civil enforcement proceedings against Aura, Mr. Kurtzman and a former officer. The Staff is not claiming that Mr. Kurtzman or anyone else personally benefited in any way from these events, nor is the Staff alleging that these events had any material impact on Aura's financial results. Accordingly it is anticipated by Aura and its outside counsel that resolution of this matter will not require Aura to restate any of its previously issued financial statements or otherwise require it to amend any of its prior reports filed with the SEC. Neither is it anticipated by Aura and its outside counsel that the Staff will seek any monetary penalties from Aura, Mr. Kurtzman or the former officer.

     The events giving rise to the Staff's intent to recommend an enforcement action concern the reporting of two subjects in reports previously filed with the SEC in Fiscal 1993 and Fiscal 1994. Aura's outside counsel has been meeting with the Staff in an effort to resolve this matter. However, there can be no assurance that such a resolution will be achieved.

     The first subject, for which the Staff has indicated it intends to allege violations of the reporting and the books and records provisions of the securities laws, relates only to the business that Aura engaged in with Micro Computer Distribution Power ("MCDP"). The Staff claims that, in addition to disclosing that MCDP was a significant customer of Aura's, Aura should have disclosed more details about the nature of the transactions. As disclosed in later filings, these transactions, which generated little or no profit, were part of Aura's long range strategy to develop relationships with manufacturers, suppliers and distributors for a series of computer related applications that Aura has since introduced into the market. The transaction had no material impact on Aura's reported loss.

     The second subject, for which the Staff has indicated it intends to allege violations of the reporting, the books and records and the anti-fraud provisions of the securities laws, related to Aura's original reporting in its form 10-Q for the nine months ending November 30, 1993, on its business arrangement with John Jory Corporation ("Jory"). In 1994, Aura's form 10-Q for November 30, 1993, was amended with respect to the Jory transaction. Most of the revenue and expenses originally reported from the Jory transaction were excluded from Aura's financial statements for the year ended February 28, 1994. This adjustment had no material impact on Aura's reported losses.

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


(19) Concentrations of Credit Risk
     -----------------------------

     The Company maintains cash balances at several financial institutions located in California and Minnesota. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. At February 29, 1996, the Company's uninsured cash balances total $21,862,756.

     The Company has trade receivables in the amount of $15,664,383 from three customers. Subsequent to year end the Company has collected approximately $6.8 million on these receivables.

(20) Compensating Balances
     ---------------------

     At February 29, 1996, the Company has a certificate of deposit in the amount of $1,877,613 included in cash, that is pledged as collateral for outstanding letters of credit totaling $1,508,700 which have not yet been drawn upon. The Company has a line of credit available in the amount of $5,000,000 but not to exceed the balance in the certificate of deposit. The balance at February 29, 1996 is $0.


(21) Recently Issued Accounting Pronouncements
     -----------------------------------------

     In March 1995, the Financial Accounting Standards Board issued SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" which becomes effective in Fiscal 1997. Management believes that the adoption of SFAS No. 121 will not have a material impact on the Company's financial position or results of operations.

     In October 1995, the Financial Accounting Standards Board issued SFAS
     No. 123 "Accounting for Stock-Based Compensation". The Company does not intend to change its accounting for stock-based compensation, but it will make the additional disclosures in Fiscal 1997 as required by SFAS No. 123.

(22) Fourth Quarter Adjustments
     --------------------------

     Certain fourth quarter adjustments were made in Fiscal 1996 that are significant to the quarter and to comparisons between quarters. Presented below are the approximate amount of adjustments which are the result of fourth quarter events and their effects recorded in the fourth quarter.

                                   Millions
                                   --------

         Advertising                  $ 7.0
         Trade Shows                    1.5
         Bad Debts                      4.1
         Returns and allowances         1.2
         Inventory Valuation            2.1
         Asset Valuation                1.9
         Research & Development         3.3
                                       ----
              Total                   $21.1

(23) Subsequent Event
     ----------------

     MYS Corporation
     ---------------

     On February 20, 1996 the Company entered into a Memorandum of Understanding ("MOU") with the principal shareholders of MYS Corporation of Japan setting forth the Company's intent to purchase and the shareholder's intent to sell 100% of the outstanding shares of MYS, in exchange for shares of Aura common stock in an amount and number to be determined. The MOU established a framework in which the Company could conduct its due diligence and negotiate a definitive sale and purchase agreement.

     Subsequent to fiscal year end, the Company concluded its due diligence and executed a definitive Stock and Investment Purchase Agreement with all the MYS shareholders. The principal terms of the Stock and Investment Purchase Agreement require the Company to issue common stock in such number of shares as would equal Two Million Dollars in exchange for all outstanding shares of MYS and its subsidiaries. In addition, the Company would assume existing long term liabilities not to exceed Four Million Dollars and all assets of MYS and its subsidiaries.

     In addition to its corporate offices in Japan, MYS has manufacturing operations in Malaysia and the U.S.A. MYS provides speakers to an OEM customer base which includes Radio Shack as its most significant customer. No provision has been made for the acquisition of MYS in the Company's financial statements for the fiscal year end February 29, 1996. The Company will consolidate MYS into its financial statements beginning the first quarter of fiscal year 1997.