Form 10-K/A
period 1996-02-29
AURA SYSTEMS INC
filed 1996-06-05
CIK 826253

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                           -------------------------

                                   Form 10-K/A

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

Dated:  June 5,1996                         AURA SYSTEMS, INC.

                                       By: /s/Zvi Kurtzman
                                           ---------------
                                          Zvi Kurtzman, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.


Signatures               Title                                     Date
- ----------               -----                                     ----
/s/Zvi Kurtzman                                                June 5, 1996
- ---------------
Zvi Kurtzman             President and Director
                         (Principal Executive Officer)


/s/Steven C. Veen
- -----------------
Steven C. Veen           Senior Vice President,                June 5, 1996
                         Chief Financial Officer
                         (Principal Financial and
                         Accounting Officer)

/s/Arthur J. Schwartz
- ---------------------
Arthur J. Schwartz       Executive Vice President              June 5, 1996
                         and Director


/s/Neal B. Kaufman
- ------------------
Neal B. Kaufman          Senior Vice President and Director    June 5, 1996


/s/Cipora Kurtzman Lavut
- ------------------------
Cipora Kurtzman Lavut    Senior Vice President and Director    June 5, 1996


/s/Norman Reitman
- -----------------
Norman Reitman           Director                              June 5, 1996


/s/Harvey Cohen
- ---------------
Harvey Cohen             Director                              June 5, 1996


/s/Anthony Cascio
- -----------------
Anthony Cascio           Director                              June 5, 1996

/s/Phillip Saffman
- ------------------
Phillip Saffman          Director                              June 5, 1996