Form 10-Q
period 1996-05-31
AURA SYSTEMS INC
filed 1996-07-15
CIK 826253

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


     For the Quarter Ended May 31, 1996       Commission File Number 0-17249



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

          YES  X     NO
              ---      ---

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                     Outstanding at July 11, 1996
                 -----                     ----------------------------

        Common Stock, par value                 66,438,411 Shares
            $.005 per share


================================================================================

                      AURA SYSTEMS, INC. AND SUBSIDIARIES

                                     INDEX


                                                                      Page No.

PART I.   FINANCIAL INFORMATION

     ITEM 1.   Financial Statements

               Statement Regarding Financial Information                  1

               Condensed Consolidated Balance Sheets as of
               May 31, 1996 and February 29, 1996                         2

               Condensed Consolidated Statement of Operations
               for the Three Months Ended May 31, 1996 and 1995           3

               Condensed Consolidated Statements of Cash Flows for
               the Three Months Ended May 31, 1996 and 1995               4

               Notes to Consolidated Financial Statements                 5

     ITEM 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations             10



PART II.  OTHER INFORMATION

     ITEM 1.   Legal Proceedings                                         13

     ITEM 6.   Exhibits and Reports on Form 8-K                          13


SIGNATURES                                                               14

                      AURA SYSTEMS, INC. AND SUBSIDIARIES

                           QUARTER ENDED MAY 31, 1996

                         PART I. FINANCIAL INFORMATION



The financial statements included herein have been prepared by Aura Systems, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). As contemplated by the SEC under Rule 10-01 of Regulation S-X, the accompanying financial statements and footnotes have been condensed and therefore do not contain all disclosures required in annual financial statements. However, the Company believes that the disclosures are adequate to make the information presented not misleading.
These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K and any amendments thereto for the year ended February 29, 1996 as filed with the SEC (file number 0-17249).

                      AURA SYSTEMS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)


                                               MAY 31,      FEBRUARY 29,
ASSETS                                          1996            1996
- ------                                      -------------   -------------

CURRENT ASSETS
 Cash and equivalents                       $ 10,849,303    $ 21,900,364
 Trade receivables and other                  38,576,038      37,512,564
 Inventories and Contracts in progress        26,726,010      23,883,964
 Other current assets                          9,285,918       9,257,060
                                            ------------    ------------

     TOTAL CURRENT ASSETS                     85,437,269      92,553,952
                                            ------------    ------------

 Property and equipment, at cost              31,480,760      30,012,084
 Less accumulated depreciation
      and amortization                        (7,304,322)     (6,698,849)
                                            ------------    ------------

 NET PROPERTY AND EQUIPMENT                   24,176,438      23,313,235

 Long-term Investments                         6,753,323       4,165,000
 Long-term Receivables                         4,986,344       4,414,344
 Patents- net                                  2,334,525       2,294,059
 Investments and Joint Ventures                4,721,152       3,002,225
 Deferred charges                              1,164,662       1,376,506
 Other assets                                  5,132,461       2,961,247
                                            ------------    ------------
                                            $134,706,174    $134,080,568
                                            ============    ============

LIABILITIES AND STOCKHOLDER'S EQUITY
- ------------------------------------

CURRENT LIABILITIES:
 Current installments of notes payable      $  4,360,976    $  3,378,758
 Accounts payable and accrued expenses         8,432,824      17,812,312
                                            ------------    ------------

   TOTAL CURRENT LIABILITIES                  12,793,800      21,191,070

Convertible Notes                             12,662,900      11,662,900
Notes payable and other liabilities            5,196,978       2,063,492

STOCKHOLDERS' EQUITY
 Common stock, issued and out-
   standing 63,428,283 and 62,222,438
   shares, respectively                      171,128,855     166,845,201
 Accumulated deficit                         (67,076,359)    (67,682,095)
                                            ------------    ------------

Net stockholders' equity                     104,052,496      99,163,106
                                            ------------    ------------
                                            $134,706,174    $134,080,568
                                            ============    ============

     See accompanying notes to condensed consolidated financial statements.

                      AURA SYSTEMS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



                                        FOR THE THREE MONTHS ENDED MAY 31,
                                        ----------------------------------

                                            1996                  1995
                                        ------------          ------------


GROSS REVENUES                          $22,124,432           $ 9,525,368

 Cost of goods and overhead              15,630,526             7,272,034
                                        -----------           -----------

GROSS PROFIT                              6,493,906             2,253,334
                                        -----------           -----------

EXPENSES

 General and administrative               4,385,327             2,473,563

 Research and development                 1,462,288               462,063
                                        -----------           -----------

  Total costs and expenses                5,847,615             2,935,626
                                        -----------           -----------

INCOME (LOSS) FROM OPERATIONS               646,291              (682,292)

OTHER (INCOME) AND  EXPENSE

  Interest income                          (105,598)              (21,812)

  Interest expense                          146,153                99,063
                                        -----------           -----------

NET INCOME (LOSS)                       $   605,736           $  (759,543)
                                        ===========           ===========

NET INCOME (LOSS) PER SHARE                    $.01                 $(.02)
                                        ===========           ===========

WEIGHTED AVERAGE SHARES USED TO
COMPUTE NET INCOME (LOSS) PER SHARE      62,720,093            45,430,156
                                        ===========           ===========


     See accompanying notes to condensed consolidated financial statements.

                      AURA SYSTEMS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                         FOR THE THREE MONTHS ENDED MAY 31,
                                                         ----------------------------------

                                                             1996                  1995
                                                         -------------         ------------

NET CASH (USED) IN OPERATIONS                            $(13,566,652)         $(9,779,574)
                                                         ------------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase of property and equipment                         (740,477)          (1,353,283)
                                                         ------------          -----------

  NET CASH PROVIDED BY (USED) IN INVESTING
     ACTIVITIES                                              (740,477)          (1,353,283)
                                                         ------------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Net proceeds from borrowings                              1,016,758              233,295

  Proceeds from issuance of convertible
  notes payable                                             1,000,000                    -

  Repayment of debt                                          (297,190)            (381,422)

  Net proceeds from sale of stock                           1,501,500           16,332,330

  Proceeds from exercise of stock options                      35,000               20,000
                                                         ------------          -----------

  NET CASH PROVIDED  (USED) BY FINANCING ACTIVITIES         3,256,068           16,204,203
                                                         ------------          -----------

  NET INCREASE (DECREASE) IN CASH                         (11,051,061)           5,071,346

Cash and cash equivalents at beginning of year             21,900,364            4,031,545
                                                         ------------          -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD               $ 10,849,303          $ 9,102,891
                                                         ============          ===========

Supplemental disclosures of cash flow
     information:
     Cash paid during the period for:
          Interest                                       $     80,153          $    35,671
          Income tax                                              800                    0
                                                         ============          ===========


Supplemental disclosure of noncash investing and financing activities:

During the quarter ended May 31, 1996, the Company acquired MYS Corp. for stock valued at $2,000,000.

Subsequent to the end of the first quarter, $9,000,000 in convertible notes payable have been converted into common stock.

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


3.   MYS CORPORATION

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

     In the quarter ended May 31, 1996, the Company concluded its due diligence and executed a definitive Stock and Investment Purchase Agreement with all the MYS shareholders. The principal terms of the Stock and Investment Purchase Agreement require the Company to issue common stock in such number of shares as would equal Two Million Dollars in exchange for all outstanding shares of MYS and its subsidiaries. In addition, the Company would assume existing long term liabilities not to exceed Four Million Dollars and all assets of MYS and its subsidiaries.

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

(d)  K & K Enterprises Joint Venture
     --------------------------------

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

     Without any changes to the terms, the joint ventures were merged in the quarter ended May 31, 1996 into one joint venture. The new venture was renamed Dewan Aura.

5)   CAPITAL

     In the quarter ended May 31, 1996, options to purchase 10,000 shares of common stock were exercised resulting in proceeds of $35,000. Additionally the Company received proceeds of $1,501,500 from the sale of common stock

6)   SIGNIFICANT CUSTOMERS

     Sales of computer monitors to a single unrelated party in the three months ended May 31, 1996 totalled $5,844,470 or 26% of revenues as compared to $3,039,005 or 32% of sales in the comparable prior year period. This customer is not related or affiliated with any other customer of the Company. Although no long term agreement exists with this customer, the Company does not believe that sales to this customer will be abruptly curtailed. The Company anticipates that these sales will decrease as a percentage of sales in the upcoming quarters.

     Sales of speakers to a single unrelated customer totalled approximately $4.1 million in the quarter ended May 31, 1996. There were no sales to this customer in the prior year quarter. This customer is not related to or affiliated with any other customer of the Company. The Company has no reason to believe that these sales will not continue.

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

     The parties have entered into a definitive settlement of this matter on May 28, 1996. The parties have filed a stipulated dismissal of the action and an order dismissing the action with prejudice has been entered by the arbitration panel. The settlement provides for the cancellation of the Joint Venture Agreement, and does not have any effect on the financial condition of the Company.

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

Plaintiffs filed a Notice of Appeal to the judgment on May 16, 1996. Plaintiff's appeal brief is to be filed on or before September 3, 1996.

     SEC Claims
     ----------

     As previously reported, the SEC began an investigation relating to Aura in 1992. The Staff of the SEC's Division of Enforcement ("Staff") has advised Aura that it intends to recommend to the Commission the institution of civil enforcement proceedings against Aura, Mr. Kurtzman and a former officer. The Staff is not claiming that Mr. Kurtzman or anyone else personally benefited in any way from these events, nor is the Staff alleging that these events had any material impact on Aura's financial results. Accordingly it is anticipated by Aura and its outside counsel that resolution of this matter will not require Aura to restate any of its previously issued financial statements or otherwise require it to amend any of its prior reports filed with the SEC. Neither is it anticipated by Aura and its outside counsel that the Staff will seek any monetary penalties from Aura, Mr. Kurtzman or the former officer. The Company and the Securities and Exchange Commission Staff have reached an agreement in principle under which Aura and Zvi (Harry) Kurtzman, the company's chairman and CEO, as well as a former officer, will consent to a SEC administrative order, without admitting or denying the Commission's findings.

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

     Other Litigation.
     ----------------

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     RESULTS OF OPERATIONS

     For the three months ended May 31, 1996, the Company earned $605,736 on revenue of $22,124,432 as compared to a loss of $(759,543) on revenue of $9,525,368 in the comparable prior year period.

     The increase of $12,599,064 is due primarily to the increase in sales of computer and sound related products over the prior year quarter and the inclusion of the Company's newly acquired subsidiary MYS Corp., which was acquired effective March 1, 1996. Of this amount approximately $7.8 million is due to the increase in sales over the prior year quarter of sound cards, speakers, multimedia kits, modems and computer monitors. Computer monitors accounted for approximately $2.8 million of the increase, and approximately $4.3 million is due to the inclusion of MYS Corp. (See Note 3). The Company expects continued revenue growth in the current fiscal year, however, the rate of increase may not be as great as in the first quarter.

     Sales of computer monitors to a single unrelated party in the three months ended May 31, 1996 totalled $5,844,470 or 26% of revenues as compared to $3,039,005 or 32% of sales in the comparable prior year period. This customer is not related or affiliated with any other customer of the Company. Although no long term agreement exists with this customer, the Company does not believe that sales to this customer will be abruptly curtailed. The Company anticipates that these sales will decrease as a percentage of sales in the upcoming quarters.

     Sales of speakers to a single unrelated customer totalled approximately $4.1 million in the quarter ended May 31, 1996. There were no sales to this customer in the prior year quarter. This customer is not related to or affiliated with any other customer of the Company. The Company has no reason to believe that these sales will not continue.

     Cost of goods and overhead increased by $8,358,492 to $15,630,526 for the three months ended May 31, 1996 as compared to $7,272,034 for the three months ended May 31, 1995. This increase is due primarily to the inclusion of the Company's new subsidiary MYS Corp., and its' associated cost of goods, and the increase in the cost of goods associated with the increase of sales over the prior year quarter by the Company's NewCom subsidiary.

     The increase in general and administrative expenses of $1,911,764 results primarily from an increase in personnel, the inclusion of MYS Corp., and an increased level of advertising support for the distributors and retail customers of the Company's NewCom subsidiary.

     Research and development expense increased by $1,000,225 to $1,462,288 in the three months ended May 31, 1996, as the Company continued the trend began late in Fiscal 1996 of expanding its efforts in the automotive area, particularly with respect to the Company's Flywheel Alternator Starter (FAS) project.

     LIQUIDITY AND CAPITAL RESOURCES

     In the first quarter of Fiscal 1997, the level of cash decreased to $10,849,303 from $21,900,364 at February 29, 1996. Inventories increased by $2,842,046 as the Company built inventory to prepare for increasing shipments of the Company's speakers, Bass Shakers, multimedia kits, modems and sound cards.

     Cash flows used in operations increased by $3,787,074 as compared to the prior year quarter. The Company's working capital increased by $1,280,587 to $72,643,469 from the fiscal year end level, while the current ratio improved to 6.7:1 from 4.4:1.

     In the first quarter of Fiscal 1997, financing activities contributed $35,000 from the exercise of options to purchase 10,000 shares of stock. Additionally, the Company received proceeds of $1,501,500 from the sale of common stock. The Company also received proceeds of $1,000,000 from the issuance of convertible notes payable. In the first quarter of Fiscal 1996 financing activities contributed $20,000 from the exercise of options to purchase 5,000 shares of common stock and $16,332,330 from the sale of common stock.

     In the past, the Company's cash flow generated from operations has not been sufficient to completely fund its working capital needs. Accordingly, the Company has also relied upon external sources of financing to maintain its liquidity, principally private and bank indebtedness and equity financing. No assurances can be provided that these funding sources will be available in the future. The Company expects that, with the increasing shipments of the Bass Shakers, speakers, multimedia kits, modems and sound cards, cash flows and results of operations should be favorably impacted in the future.

ITEM 3. CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

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



                                                     AURA SYSTEMS, INC.
                                            -----------------------------------
                                                        (Registrant)



Date: JULY 12, 1996                    By:  /s/Steven C. Veen
      -------------                         -----------------------------------
                                                       STEVEN C. VEEN
                                                    Senior Vice President
                                                   Chief Financial Officer
                                                  (Principal Financial and
                                                     Accounting Officer)

                               INDEX TO EXHIBITS


Exhibit                                                  Sequential
Number                    Description                     Page No.
- -------                   -----------                    ----------

 Ex-27         Article 5, Financial Data Schedule