Form 10-Q
period 1996-08-31
AURA SYSTEMS INC
filed 1996-10-15
CIK 826253

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended August 31, 1996            Commission File Number 0-17249



                              AURA SYSTEMS, INC.
            (Exact name of Registrant as specified in its charter)

          DELAWARE                                       95-4106894
 (State or other jurisdiction               (I.R.S. Employer Identification No.)
of incorporation or organization)

                               2335 ALASKA AVE.
                         EL SEGUNDO, CALIFORNIA 90245
                   (Address of principal executive offices)

Registrant's telephone number, including area code:    (310) 643-5300

Former name, former address and former fiscal year, if changed since last report: None


          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days:  YES  X   NO
                                               ---     ---

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


               Class                    Outstanding at October 7, 1996
               -----                    -------------------------------
     Common Stock, par value                67,383,391 Shares
          $.005 per share

================================================================================

                      AURA SYSTEMS, INC. AND SUBSIDIARIES

                                     INDEX


                                                                        Page No.
PART I.   FINANCIAL INFORMATION

     ITEM 1.   Financial Statements

               Statement Regarding Financial Information                    2

               Condensed Consolidated Balance Sheets
               as of August 31, 1996 and  February 29, 1996                 3

               Condensed Consolidated Statement of Operations
               for the Three Months and Six Months Ended August 31, 1996
               and 1995                                                     4

               Condensed Consolidated Statements of Cash Flows
               for the Six Months Ended August 31, 1996 and 1995            5

               Notes to Condensed Consolidated Financial
               Statements                                                   6

     ITEM 2.   Management's Discussion and Analysis
               of Financial Condition and Results of Operations             9


PART II.  OTHER INFORMATION

     ITEM 1.  Legal Proceedings                                            11

     ITEM 4.  Submission of Matters to Vote by Security Holders            11

     ITEM 6.  Exhibits and Reports on Form 8-K                             11

SIGNATURES                                                                 12

                      AURA SYSTEMS, INC. AND SUBSIDIARIES

                         QUARTER ENDED AUGUST 31, 1996

                         PART I. FINANCIAL INFORMATION


The financial statements included herein have been prepared by Aura Systems, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). As contemplated by the SEC under Rule 10-01 of Regulation S-X, the accompanying financial statements and footnotes have been condensed and therefore do not contain all disclosures required by generally accepted accounting principles. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended February 29, 1996 as filed with the SEC (file number 0-17249).

                      AURA SYSTEMS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)


                                             AUGUST 31,     FEBRUARY 29,
                                                1996            1996
                                             ----------     ------------
ASSETS
------

CURRENT ASSETS
 Cash and equivalents                       $ 10,159,400    $ 21,900,364
 Trade receivables and other                  40,125,092      37,512,564
 Inventories and Contracts in progress        31,154,337      23,883,964
 Other current assets                         10,970,394       9,257,060
                                            ------------    ------------

     TOTAL CURRENT ASSETS                     92,409,223      92,553,952
                                            ------------    ------------

 Property and equipment, at cost              32,624,023      30,012,084
 Less accumulated depreciation
      and amortization                        (7,712,293)     (6,698,849)
                                            ------------    ------------

 NET PROPERTY AND EQUIPMENT                   24,911,730      23,313,235

 Long-term Investments                         6,768,387       4,165,000
 Long-term Receivables                         5,296,344       4,414,344
 Patents- net                                  2,432,697       2,294,059
 Investments and Joint Ventures                4,794,528       3,002,225
 Deferred charges                              1,003,305       1,376,506
 Other assets                                  7,532,124       2,961,247
                                            ------------    ------------
                                            $145,148,338    $134,080,568
                                            ============    ============

LIABILITIES AND STOCKHOLDER'S EQUITY
------------------------------------

CURRENT LIABILITIES:
 Current installments of notes payable      $  3,701,454    $  3,378,758
 Accounts payable and accrued expenses         9,167,694      17,812,312
                                            ------------    ------------

     TOTAL CURRENT LIABILITIES                12,869,148      21,191,070

Convertible Notes                             11,512,900      11,662,900
Notes payable and other liabilities            4,945,894       2,063,492

STOCKHOLDERS' EQUITY
 Common stock, issued and out-
   standing 67,299,391 and 62,222,438
   shares respectively                       182,371,829     166,845,201
 Accumulated deficit                         (66,551,433)    (67,682,095)
                                            ------------    ------------

Net stockholders' equity                     115,820,396      99,163,106
                                            ------------    ------------
                                            $145,148,338    $134,080,568
                                            ============    ============


    See accompanying notes to condensed consolidated financial statements.

                      AURA SYSTEMS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              THREE AND SIX MONTHS ENDED AUGUST 31, 1996 AND 1995
                                  (UNAUDITED)


                                           THREE MONTHS                  SIX MONTHS
                                           ------------                  ----------

                                       1996          1995           1996          1995
                                       ----          ----           ----          ----
REVENUES                            $23,855,464    $17,689,005    $45,979,896    $27,214,373

 Cost of revenues                    17,559,134     14,480,395     33,189,660     21,752,429
                                    -----------    -----------    -----------    -----------
GROSS PROFIT                          6,296,330      3,208,610     12,790,236      5,461,944

EXPENSES

 General and administrative           3,557,884      3,677,333      7,943,211      6,150,896
 Research and development             2,001,826        526,741      3,464,114        988,804
                                    -----------    -----------    -----------    -----------
 Total costs and expenses             5,559,710      4,204,074     11,407,325      7,139,700
                                    -----------    -----------    -----------    -----------

INCOME (LOSS ) FROM OPERATIONS          736,620       (995,464)     1,382,911     (1,677,756)
OTHER (INCOME) AND EXPENSE
 Interest income                        (43,105)      (162,529)      (148,703)      (184,341)
 Interest expense                       254,799        142,472        400,952        241,535
                                    -----------    -----------    -----------    -----------

NET INCOME (LOSS)                   $   524,926    $  (975,407)   $ 1,130,662    $(1,734,950)
                                    ===========    ===========    ===========    ===========

NET INCOME (LOSS ) PER SHARE        $       .01    $      (.02)   $       .02    $      (.04)
                                    ===========    ===========    ===========    ===========

WEIGHTED AVERAGE SHARES USED
TO COMPUTE NET INCOME (LOSS )
   PER SHARE                         66,069,088     50,721,313     64,394,950     48,075,734
                                    ===========    ===========    ===========    ===========

    See accompanying notes to condensed consolidated financial statements.

                      AURA SYSTEMS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED AUGUST 31, 1996 AND 1995
                                  (UNAUDITED)


                                                           1996           1995
                                                           ----           ----

NET CASH (USED) IN OPERATIONS                          $(20,310,636)   $(20,812,653)
                                                       ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchase of property and equipment                     (1,883,741)     (3,516,952)

  NET CASH PROVIDED BY (USED) IN INVESTING
    ACTIVITIES                                           (1,883,741)     (3,516,952)
                                                       ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Net Proceeds from short-term borrowing                    183,187         254,225
  Proceeds from issuance of convertible debt              8,850,000       1,174,830
  Repayment of debt                                        (548,274)       (460,578)
  Proceeds from exercise of stock options                    35,000          96,160
  Proceeds from exercise of warrants                        432,000               -
  Proceeds from issuance of common stock                  1,501,500      36,894,698
                                                       ------------    ------------

  NET CASH PROVIDED BY FINANCING ACTIVITIES              10,453,413      37,959,335
                                                       ------------    ------------

NET INCREASE (DECREASE) IN CASH                         (11,740,964)     13,629,730

Cash and cash equivalents at beginning of year           21,900,364       3,827,500
                                                       ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD             $ 10,159,400    $ 17,457,230
                                                       ============    ============

Supplemental disclosures of cash flow information
     Cash paid during the period for:
        Interest                                       $    396,803    $    232,207
        Income tax                                            8,400           6,400
                                                       ============    ============



Supplemental disclosure of noncash investing and financing activities:

In the six months ended August 31, 1996 $9,000,000 of convertible notes payable were converted into common stock.

In the six months ended August 31, 1996, the Company issued 640,000 shares of common stock for the acquisition of MYS Corp.

In the six months ended August 31, 1995, the Company entered into financing arrangements whereby it acquired equipment in exchange for three notes payable in the amount of $178,343.

In August 1995, 81,950 shares of common stock were issued for the conversion of $312,500 of convertible debt and the payment of $18,750 in associated interest.


    See accompanying notes to condensed consolidated financial statements.

                              AURA SYSTEMS, INC.
                        NOTES TO CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS
                                  (UNAUDITED)


1)   MANAGEMENT OPINION

     The condensed consolidated financial statements include the accounts of Aura Systems, Inc. ("the Company") and subsidiaries from the effective dates of acquisition. All material inter-company balances and inter-company transactions have been eliminated.

     In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) and reclassifications for comparability necessary to present fairly the financial position and results of operations as of and for the three and six months ended August 31, 1996.

2)   MYS CORPORATION

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

     In the quarter ended May 31, 1996, the Company concluded its due diligence and executed a definitive Stock and Investment Purchase Agreement with all the MYS shareholders. The principal terms of the Stock and Investment Purchase Agreement required the Company to issue common stock in such number of shares as would equal Two Million Dollars in exchange for all outstanding shares of MYS and its subsidiaries. In addition, the Company would assume existing long term liabilities not to exceed Four Million Dollars and all assets of MYS and its subsidiaries. MYS Corp. now operates as a wholly owned subsidiary and its results of operations have been consolidated with the Company effective March 1, 1996.

     In addition to its corporate offices in Japan, MYS has manufacturing operations in Malaysia and the U.S.A. MYS provides speakers to an OEM customer base which includes Radio Shack as its most significant customer.

3)   CAPITAL

     In the six months ended August 31, 1996, options to purchase 10,000 shares of common stock and warrants to purchase 192,200 shares of common stock were exercised resulting in proceeds of $467,000. Additionally the Company received proceeds of $1,501,500 from the sale of 385,000 shares common stock which occurred and was reported in the quarter ended May 31, 1996.

4)   SIGNIFICANT CUSTOMERS

     Sales of computer monitors to a single unrelated party in the six months ended August 31, 1996 totalled $9,694,358 or 21% of revenues as compared to $8,698,149 or 32% of sales to three unrelated parties in the comparable prior year period. These customers are not related or affiliated with any other customer of the Company. Although no long term agreement exists with these customers, the Company does not believe that sales to these customers will be abruptly curtailed. The Company anticipates that these sales will decrease as a percentage of sales in the upcoming quarters. There were no sales to Micro Computer Distributing Company in the current fiscal year compared to $3,783,613 in the prior year period.

     Sales of speakers to a single unrelated customer totalled approximately $9 million in the six months ended August 31, 1996. There were no sales to this customer in the prior year period. This customer is not related to or affiliated with any other customer of the Company. Based upon existing contracts and delivery schedules, the Company expects sales to this customer to continue to increase over the remainder of the current fiscal year.

5)   CONTINGENCIES

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

     On February 16, 1996, the Company filed its motion for summary judgment. At a hearing on the summary judgment motion on April 15, 1996, the court granted the Company's motion. Judgment dismissing the action was entered on April 16, 1996. Plaintiffs filed a Notice of Appeal to the judgment on May 16, 1996, and the appeal is now pending before the federal appeals court.

     SEC Proceedings
     ---------------

     On October 2, 1996, the Securities and Exchange Commission ("Commission") issued an order (Securities Act Release No. 7352) instituting an administrative proceeding against Aura Systems, Zvi Kurtzman, Aura's former chief financial officer, and one other person, which proceeding was settled on consent of all the parties, without admitting or denying any of the Commission's findings. In its order, the Commission found that Aura and the others violated the reporting, recordkeeping and anti-fraud provisions of the securities laws in 1993 and 1994 in connection with its reporting on two transactions in reports previously filed with the Commission. The Commission's order directs that each party cease and desist from committing or causing any future violation of these provisions. The transactions in question involved (1) the purchase and sale of computer monitors by Aura to a company called Micro Computer Distribution Power ("MCDP") and (2) Aura's reporting on its agreement with a company called John Jory Corporation ("Jory"). The Commission found that, in addition to disclosing that

MCDP was a significant customer of Aura's, Aura should have disclosed more details about the nature of the transactions. The Commission found that Aura's disclosures were misleading in not discussing further the nature of the transactions and that the revenues did not involve sales of Aura's products or technologies. The MCDP transactions had no material impact on Aura's reported losses. As disclosed in later filings, the MCDP transactions, which generated little or no profit, were part of Aura's long range strategy to develop relationships with manufacturers, suppliers and distributors for a series of computer-related applications that Aura has since introduced into the market.

     The Jory transaction relates to Aura's original reporting on this transaction in its Form 10-Q for the nine months ending November 30, 1993. The Commission found that the Jory transaction as originally reported was used to improperly recognize $1.1 million in revenue during Aura's third quarter for fiscal 1994. Most of the revenue and expenses originally reported from the Jory transaction were excluded from Aura's financial statements for the year ended February 28, 1994. In 1994, Aura's Form 10-Q for November 30, 1993, was amended with respect to the Jory transaction. This adjustment had no material impact on Aura's reported losses.

     The Commission did not require Aura to restate any of the previously issued financial statements or otherwise amend any of its prior reports filed with the Commission. Also, the Commission did not seek any monetary penalties from Aura, Mr. Kurtzman or anyone else. Neither Mr. Kurtzman nor anyone else personally benefited in any way from these events.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     RESULTS OF OPERATIONS

     For the three months ended August 31, 1996, the Company earned $524,926 on revenues of $23,855,464 compared to a loss of $975,407 on revenues of $17,689,005 for the comparable period of Fiscal 1995. For the six months ended August 31, 1996, the Company earned $1,130,662 on revenues of $45,979,896, compared to a loss of $1,734,950 on revenues of $27,214,373 in the prior year six months.

     Revenue for the three and six month periods ended August 31, 1996 increased by $6,166,459 and $18,765,523 respectively, from the corresponding periods in the prior year. The increased revenues resulted primarily from sales from the Company's NewCom subsidiary and sales of speaker products including the Company's new subsidiary MYS Corporation.

     Sales of computer monitors to a single unrelated party in the six months ended August 31, 1996, totaled $9,694,358 or 21% of revenues compared to $8,698,149 or 32% of revenues to three unrelated customers in the comparable prior year period. There were no sales to Micro Computer Distributing Company in the current year six months as compared to $3,783,613 in the prior year. Additionally, sales of computer related multimedia products to a single unrelated party in the prior year six months totalled $5,081,635 or 19% of sales. There were no sales to this customer in the current year period.

     Sales of speakers to a single unrelated customer totalled approximately $9 million in the six months ended August 31, 1996. There were no sales to this customer in the prior year period. This customer is not related to or affiliated with any other customer of the Company. Based upon existing contracts and delivery schedules, the Company expects sales to this customer to continue to increase over the remainder of the current fiscal year.

     Cost of revenues for the three and six months ended August 31, 1996 increased by $3,078,739 and $11,437,231 in comparison with the corresponding periods in the prior year as a result of the increase in purchased parts associated with the increase in sales of the variety of products sold by the Company.

     Research and development costs for the three and six months ended August 31, 1996 increased by $1,475,085 and $2,475,310 as the Company continued to expand its efforts in refining its patented technologies into products it is preparing to bring to market.

     General and administrative costs decreased for the three month and increased for the six month period by $119,449 and $1,792,315 respectively primarily due to the Company's continued expansion of its facilities and staff including the acquisition of MYS Corp. The Company expects that with its continued expansion, general and administrative expenses will continue to increase.

     Depreciation and amortization for the three and six months ended August 31, 1996 totaled $711,822 and $1,665,760 compared to $1,031,961 and $2,126,819 in the prior year periods due to the write offs taken in the prior fiscal year.

     The Company had net interest expense of $211,694 and $252,249 for the three and six months ended August 31, 1996, compared with net interest income of $20,057 and net interest expense of $57,194 for the prior year.

     LIQUIDITY AND CAPITAL RESOURCES

     In the six months ended August 31, 1996, cash decreased by $11,740,964 to $10,159,400 from $21,900,364, at February 29, 1996. Accounts payable and accrued expenses decreased by $8,644,618 from February 29, 1996. Inventories increased by $7,270,373 due partially to the Company's new subsidiary MYS Corp., and partially due to the need to increase inventories available for the fall selling season.

     The increase in receivables of $2,612,528 is due partially to the acquisition of MYS Corp. and partially to the increase in sales volume which was concentrated in the last month of the quarter as sales began to increase for the fall selling season.

     Cash flows used in operations decreased by $502,017 compared to the prior year six months. Working capital increased to $79,540,075 from $71,362,882 over the fiscal year end level, with the current ratio improving to 7.2 from 4.4:1.

     In the six months ended August 31, 1996, financing activities contributed $467,000 from the exercise of options to purchase 10,000 shares of common stock and the exercise of warrants to purchase 192,200 of common stock. Additionally, the Company received proceeds of $1,501,500 from the sale of 385,000 shares of common stock which occurred and was reported in the quarter ended May 31, 1996. In the six months ended August 31, 1995, financing activities contributed $96,160 from the exercise of options to purchase 33,000 shares of common stock and $36,894,698 from the sale of 11,236,280 shares of common stock.

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

PART II - OTHER INFORMATION


ITEM 1    Legal Proceedings

          For information regarding pending legal proceedings, see Note 5 to the Company's Condensed Consolidated Financial Statements appearing elsewhere herein.

ITEM 4    Submission of Matters to Vote by Security Holders

          The Company held its Annual Meeting of Shareholders on September 5, 1996. At the Annual Meeting all of the Company's eight Directors were re-elected for a one year term. Zvi Kurtzman, Arthur Schwartz, Anthony Cascio, Cipora Kurtzman Lavut, Norman Reitman, Neal Kaufman, Harvey Cohen and Phillip Saffman.

ITEM 6    Exhibits and Reports on Form 8-K

          a)  Exhibits:
          See Exhibit Index

          b)  Reports On Form 8-K:

          The Company filed a report on Form 8-K dated September 29, 1996, regarding the acquisition of all of the outstanding stock of MYS Corporation.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                AURA SYSTEMS, INC.
                                      ----------------------------------------
                                                  (Registrant)



Date: October 10, 1996            By: /s/ Steven C. Veen
                                      ----------------------------------------
                                               STEVEN C. VEEN
                                             Senior Vice President
                                            Chief Financial Officer
                                  (Principal Financial and Accounting Officer)

                               INDEX TO EXHIBITS


Exhibit                                          Sequential
Number                                            Page No.

EX-27        Financial Data Schedule
