Form 10-Q
period 1996-11-30
AURA SYSTEMS INC
filed 1997-01-14
CIK 826253

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended November 30, 1996           Commission File Number 0-17249


                              AURA SYSTEMS, INC.
            (Exact name of Registrant as specified in its charter)

               DELAWARE                              95-4106894
     (State or other jurisdiction        (I.R.S. Employer Identification No.)
   of incorporation or organization)


                               2335 ALASKA AVE.
                         EL SEGUNDO, CALIFORNIA 90245
                   (Address of principal executive offices)

Registrant's telephone number, including area code:    (310) 643-5300

Former name, former address and former fiscal year, if changed since last report: None


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES X NO
                                               ---    ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                   Outstanding at January 13, 1997
               -----                   --------------------------------

      Common Stock, par value                  76,684,101 Shares
          $.005 per share


================================================================================

                      AURA SYSTEMS, INC. AND SUBSIDIARIES

                                     INDEX

                                                                        Page No.
PART I.   FINANCIAL INFORMATION

          ITEM 1.  Financial Statements

                   Statement Regarding Financial Information                2

                   Condensed Consolidated Balance Sheets
                   as of November 30, 1996 and  February 29, 1996           3

                   Condensed Consolidated Statement of Operations
                   for the Three Months and Nine Months Ended
                   November 30, 1996 and 1995                               4

                   Condensed Consolidated Statements of Cash Flows
                   for the Nine Months Ended November 30, 1996 and 1995     5

                   Notes to Condensed Consolidated Financial
                   Statements                                               6

          ITEM 2.  Management's Discussion and Analysis
                   of Financial Condition and Results of Operations         9


PART II.  OTHER INFORMATION

          ITEM 1.  Legal Proceedings                                       11

          ITEM 6.  Exhibits and Reports on Form 8-K                        11


SIGNATURES                                                                 12

                      AURA SYSTEMS, INC. AND SUBSIDIARIES

                        QUARTER ENDED NOVEMBER 30, 1996

                         PART I. FINANCIAL INFORMATION



The financial statements included herein have been prepared by Aura Systems, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). As contemplated by the SEC under Rule 10-01 of Regulation S-X, the accompanying financial statements and footnotes have been condensed and therefore do not contain all disclosures required by generally accepted accounting principles. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K/A for the year ended February 29, 1996 as filed with the SEC (file number 0-17249).

                      AURA SYSTEMS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                            NOVEMBER 30,    FEBRUARY 29,
ASSETS                                          1996            1996
------                                      ------------    ------------

CURRENT ASSETS
 Cash and equivalents                       $  9,898,969    $ 21,900,364
 Trade receivables and other                  57,595,673      37,512,564
 Receivable from officers                        591,794              --
 Inventories and Contracts in progress        35,428,576      23,883,964
 Other current assets                         12,286,415       9,257,060
                                            ------------    ------------

     TOTAL CURRENT ASSETS                    115,801,427      92,553,952
                                            ------------    ------------

 Property and equipment, at cost              33,607,133      30,012,084
 Less accumulated depreciation
      and amortization                        (8,362,698)     (6,698,849)
                                            ------------    ------------

 NET PROPERTY AND EQUIPMENT                   25,244,435      23,313,235

 Long-term Investments                         8,176,809       4,165,000
 Long-term Receivables                         5,511,673       4,414,344
 Patents- net                                  2,667,577       2,294,059
 Investments and Joint Ventures                4,950,598       3,002,225
 Deferred charges                              1,616,861       1,376,506
 Other assets                                  5,020,339       2,961,247
                                            ------------    ------------
                                            $168,989,719    $134,080,568
                                            ============    ============

LIABILITIES AND STOCKHOLDER'S EQUITY
------------------------------------

CURRENT LIABILITIES:
 Current installments of notes payable      $  5,396,104    $  3,378,758
 Accounts payable and accrued expenses        23,604,549      17,812,312
                                            ------------    ------------

   TOTAL CURRENT LIABILITIES                  29,000,653      21,191,070

Convertible Notes                              9,002,900      11,662,900
Notes payable and other liabilities            4,726,565       2,063,492

STOCKHOLDERS' EQUITY
 Common stock, issued and out-
   standing 74,074,790 and 62,222,438
   shares respectively                       191,942,788     166,845,201
 Accumulated deficit                         (65,683,187)    (67,682,095)
                                            ------------    ------------

Net stockholders' equity                     125,259,601      99,163,106
                                            ------------    ------------
                                            $168,989,719    $134,080,568
                                            ============    ============


    See accompanying notes to condensed consolidated financial statements.

                      AURA SYSTEMS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             THREE AND NINE MONTHS ENDED NOVEMBER 30, 1996 AND 1995
                                  (UNAUDITED)

                                           THREE MONTHS                  NINE MONTHS
                                    --------------------------    --------------------------
                                        1996          1995           1996           1995
                                    -----------    -----------    -----------    -----------
REVENUES                            $34,343,027    $27,998,869    $80,322,923    $55,213,242

 Cost of revenues                    25,814,596     22,138,410     59,004,256     43,890,839
                                    -----------    -----------    -----------    -----------
GROSS PROFIT                          8,528,431      5,860,459     21,318,667     11,322,403

EXPENSES

 General and administrative           5,293,397      5,321,563     13,236,608     11,472,459
 Research and development             2,255,398        932,914      5,719,512      1,921,718
                                    -----------    -----------    -----------    -----------
 Total costs and expenses             7,548,795      6,254,477     18,956,120     13,394,177
                                    -----------    -----------    -----------    -----------

INCOME (LOSS) FROM OPERATIONS           979,636       (394,018)     2,362,547     (2,071,774)

OTHER (INCOME) AND EXPENSE
 Interest income                        (86,352)      (262,273)      (235,055)      (446,614)
 Interest expense                       197,742        155,876        598,694        397,411
                                    -----------    -----------    -----------    -----------

NET INCOME (LOSS)                   $   868,246    $  (287,621)   $ 1,998,908    $(2,022,571)
                                    ===========    ===========    ===========    ===========

NET INCOME (LOSS) PER SHARE         $       .01    $     (.005)   $       .03    $      (.04)
                                    ===========    ===========    ===========    ===========

WEIGHTED AVERAGE SHARES USED
 TO COMPUTE NET INCOME (LOSS)
 PER SHARE                           68,698,838     58,043,251     65,818,905     51,374,076
                                    ===========    ===========    ===========    ===========



     See accompanying notes to condensed consolidated financial statements.

                      AURA SYSTEMS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED NOVEMBER 30, 1996 AND 1995
                                  (UNAUDITED)

                                                           1996            1995
                                                       -------------   -------------
NET CASH (USED) IN OPERATIONS                          $(29,187,319)   $(31,351,791)

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchase of property and equipment                     (2,866,851)     (4,366,141)
  Equity investments                                     (1,000,000)     (3,020,000)
                                                       ------------    ------------

  NET CASH PROVIDED BY (USED) IN INVESTING
     ACTIVITIES                                          (3,866,851)     (7,386,141)
                                                       ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Net borrowings on line of credit                          833,878       1,674,967
  Proceeds from issuance of convertible debt             18,850,000       1,174,830
  Proceeds from long term debt                                   --         338,322
  Repayment of debt                                        (767,603)       (492,855)
  Proceeds from warrant exercises                           600,000         100,000
  Proceeds from exercise of stock options                    35,000         647,860
  Proceeds from issuance of common stock                  1,501,500      51,200,298
  Legal and other financing fees paid                            --         (75,170)
                                                       ------------    ------------

  NET CASH PROVIDED BY FINANCING ACTIVITIES              21,052,775      54,568,252
                                                       ------------    ------------

NET INCREASE (DECREASE) IN CASH                         (12,001,395)     15,830,320

Cash and cash equivalents at beginning of year           21,900,364       3,827,500
                                                       ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD             $  9,898,969    $ 19,657,820
                                                       ============    ============

Supplemental disclosures of cash flow information
     Cash paid during the period for:
          Interest                                     $    519,545    $    325,349
          Income tax                                          6,400           6,400
                                                       ============    ============

Supplemental disclosure of noncash investing and financing activities:

In the nine months ended November 30, 1996, $22,510,000 of convertible notes payable were converted into common stock. In the nine months ended November 30, 1996, the Company issued 640,000 shares of common stock for the acquisition of MYS Corp.

In the nine months ended November 30, 1995, the company entered into financing arrangements whereby it acquired equipment in exchange for the three notes payable in the amount of $178,343. In the nine months ended November 30, 1995 the Company issued 49,046 shares of common stock to its 401-K plan. The Company also issued 1,032,314 shares at market in settlement of previously recorded liabilities, and 315,000 shares of common stock were issued for the acquisition of assets. In the nine months ended November 30, 1995, 260,960 shares of common stock were issued for the conversion of $1,125,000 of 9% convertible debt and the payment of $33,094 in associated interest.


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

     In the quarter ended May 31, 1996, the Company concluded its due diligence and executed a definitive Stock and Investment Purchase Agreement with all the MYS shareholders. The principal terms of the Stock and Investment Purchase Agreement required the Company to issue common stock in such number of shares as would equal Two Million Dollars in exchange for all outstanding shares of MYS and its subsidiaries. In addition, the Company would assume existing long term liabilities not to exceed Four Million Dollars and all assets of MYS and its subsidiaries. MYS Corp. now operates as a wholly owned subsidiary and its results of operations have been consolidated with the Company effective March 1, 1996 which is the date the company effectively obtained operating control of MYS.

     In addition to its corporate offices in Japan, MYS has manufacturing operations in Malaysia and the U.S.A. MYS provides speakers to an OEM customer base which includes Radio Shack as its most significant customer.

3)   CAPITAL

     In the nine months ended November 30, 1996, options to purchase 10,000 shares of common stock and warrants to purchase 300,000 shares of common stock were exercised resulting in proceeds of $635,000. Additionally the Company received proceeds of $1,501,500 from the sale of 385,000 shares of common stock which occurred and was reported in the quarter ended May 31, 1996.

4)   SIGNIFICANT CUSTOMERS

     Sales of computer monitors to a single unrelated party in the nine months ended November 30, 1996 totalled $12,908,367 or 16.1% of revenues as compared to $17,695,366 or 32% of sales to three unrelated parties in the comparable prior year period. These customers are not related or affiliated with any other customer of the Company. Although no long term agreement exists with these customers, the Company does not believe that sales to these customers will be abruptly curtailed. The Company anticipates that these sales will decrease as a percentage of sales in the upcoming quarters. Sales to Micro Computer Distributing Company in the current fiscal year totalled $264,842 compared to $3,783,613 in the prior year period.

     Sales of speakers to a single unrelated customer totalled approximately $14.5 million in the nine months ended November 30, 1996. There were no sales to this customer in the prior year period. This customer is not related to or affiliated with any other customer of the Company. Based upon existing contracts and delivery schedules, the Company expects sales to this customer to continue to increase over the remainder of the current fiscal year. Sales to two customers of computer related products totalled $7,477,332 or 9.3% of revenues in the current year nine months. There were no sales to these customers in the prior year period.

5)   RELATED PARTY TRANSACTIONS

     During the nine months ended November 30, 1996, the Company advanced an aggregate of $1,572,341.50 to certain of its officers. $1,200,341.50 of these amounts were advanced during the Company's fiscal third quarter with the remaining $372,000 having been advanced in the Company's fiscal second quarter. The advances accrue interest at 9% and are collateralized by approximately 1,000,000 shares of the Company's stock. At November 30, 1996, $1,008,000.00 of these advances had been repaid. The total remaining advances and accrued interest were repaid by January 8, 1997.

6)   CONTINGENCIES

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     RESULTS OF OPERATIONS

     For the three months ended November 30, 1996, the Company earned $868,246 on revenues of $34,343,027 compared to a loss of $287,621 on revenues of $27,998,869 for the comparable period of Fiscal 1995. For the nine months ended November 30, 1996, the Company earned $1,998,908 on revenues of $80,322,923, compared to a loss of $2,022,571 on revenues of $55,213,242 in the prior year nine months.

     Revenue for the three and nine month periods ended November 30, 1996 increased by $6,344,158 and $25,109,689 respectively, from the corresponding periods in the prior year. The increased revenues resulted primarily from sales from the Company's NewCom subsidiary and sales of speaker products including the Company's new subsidiary MYS Corporation.

     Sales of computer monitors to a single unrelated party in the nine months ended November 30, 1996, totaled $12,908,367 or 16.1% of revenues compared to $17,695,366 or 32% of revenues to three unrelated customers in the comparable prior year period. Sales to Micro Computer Distributing Company in the current year nine months totalled $264,842 as compared to $3,783,613 in the prior year. Additionally, the two largest customers of the Company's computer related multi-media products, major U.S. electronics retailers, accounted for approximately $7.5 million or 9.3% of sales. There were no sales to these customers in the prior year period.

     Sales of speakers to a single unrelated customer totalled approximately $14.5 million in the nine months ended November 30, 1996. There were no sales to this customer in the prior year period. This customer is not related to or affiliated with any other customer of the Company. Based upon existing contracts and delivery schedules, the Company expects sales to this customer to continue to increase over the remainder of the current fiscal year.

     Cost of revenues for the three and nine months ended November 30, 1996 increased by $3,676,186 and $15,113,417 in comparison with the corresponding periods in the prior year as a result of the increase in purchased parts associated with the increase in sales of the variety of products sold by the Company.

     Research and development costs for the three and nine months ended November 30, 1996 increased by $1,322,484 or approximately 242% and $3,797,794 or approximately 298% as the Company continued to expand its efforts in refining its patented technologies into products it is preparing to bring to market primarily relating to the Company's AuraGen.

     General and administrative costs decreased for the three months and increased for the nine month period by $28,166 and $1,764,149 respectively primarily due to the Company's continued expansion of its facilities and staff including the acquisition of MYS Corp. The Company expects that with its continued expansion, general and administrative expenses will continue to increase.

     Depreciation and amortization for the three and nine months ended November 30, 1996 decreased to $932,880 and $2,598,640 compared to $1,273,280 and
$3,192,599 in the prior year periods due to the write offs taken in the prior fiscal year.

     The Company had net interest expense of $111,390 and $363,639 for the three and nine months ended November 30, 1996, compared with net interest income of $106,397 and $49,203 for the prior year periods.

     LIQUIDITY AND CAPITAL RESOURCES

     In the nine months ended November 30, 1996, cash decreased by $12,001,395 to $9,898,969 from $21,900,364, at February 29, 1996. Accounts payable and accrued expenses increased by $5,792,237 from February 29, 1996. Inventories increased by $11,544,612 due partially to the Company's new subsidiary MYS Corp., and partially due to the need to increase inventories available for the fall selling season.

     The increase in receivables of $20,083,109 is due partially to the acquisition of MYS Corp. and partially to the increase in sales volume which was concentrated in the last month of the quarter as sales began to increase for the holiday selling season, primarily by the Company's Newcom subsidiary.

     Cash flows used in operations decreased by $2,164,472 compared to the prior year nine months. Working capital increased to $86,800,774 from $71,362,882 over the fiscal year end level, with the current ratio decreasing to 4:1 from 4.4:1.

     In the nine months ended November 30, 1996, financing activities contributed $635,000 from the exercise of options to purchase 10,000 shares of common stock and the exercise of warrants to purchase 300,000 shares of common stock. Proceeds during the nine month period from the sales of convertible debt totalled $18,850,000. Additionally, the Company received proceeds of $1,501,500 from the sale of 385,000 shares of common stock which occurred and was reported in the quarter ended May 31, 1996. In the nine months ended November 30, 1995, financing activities contributed $744,332 from the exercise of options and warrants to purchase 204,165 shares of common stock and $51,200,298 from the sale of 15,051,280 shares of common stock.

     Subsequent to the end of the third quarter, the Company issued $7,500,000 in convertible notes due in 1998. In December 1996, the Company was granted a line of credit by a major financial institution in the amount of $12,000,000, secured by a portion of the Company's receivables and inventory.

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

ITEM 6   Exhibits and Reports on Form 8-K

         a)  Exhibits:

         See Exhibit Index

         b)   Reports On Form 8-K:

         The Company filed a report on Form 8-K dated September 20, 1996, regarding the acquisition of all of the outstanding stock of MYS Corporation.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                     AURA SYSTEMS, INC.
                                       -----------------------------------------
                                                        (Registrant)



Date:   January 14, 1996               By:  /s/ Steven C. Veen
        ----------------                  --------------------------------------
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
