Form 10-K
period 1997-02-28
AURA SYSTEMS INC
filed 1997-06-13
CIK 826253

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

(MARK ONE)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
     ACT OF 1934 [FEE REQUIRED]
  FOR THE FISCAL YEAR ENDED FEBRUARY 28, 1997
                                      OR
[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

  FOR THE TRANSITION PERIOD FROM ______ TO ______COMMISSION FILE NUMBER 0-17249

                              AURA SYSTEMS, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                              95-4106894
    (STATE OR OTHER JURISDICTION OF     (I.R.S. EMPLOYER IDENTIFICATION NO.)
    INCORPORATION OR ORGANIZATION)

                               2335 ALASKA AVE.
                         EL SEGUNDO, CALIFORNIA 90245
                   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                (310) 643-5300
                         REGISTRANT'S TELEPHONE NUMBER

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                     NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                 COMMON STOCK

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes X   No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  At June 11, 1997 the aggregate market value of the voting stock held by non-affiliates of the Registrant was $130,001,799. The aggregate market value has been computed by reference to the average bid and average asked price of the stock on June 10, 1997. On such date the Registrant had 78,944,704 shares of Common Stock outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

  This Report contains forward looking statements that involve risk and uncertainties. The Company's future results could differ materially from those anticipated in such forward looking statements as a result of certain factors, including those set forth under "Business--Forward Looking Statements" appearing elsewhere in this Report.

                                    PART I

ITEM 1. BUSINESS

                                 INTRODUCTION

  Aura Systems, Inc. ("Aura" or the "Company"), a Delaware corporation, is engaged in the development, commercialization and sales of products, systems and components using its patented and proprietary electromagnetic and electro-optical technology, as well as the sale of other products which do not utilize this technology, such as CD-ROMs, sound cards, multimedia kits, modems, and computer monitors. The Company's proprietary and patented technology is being developed for use and incorporation in systems and products for commercial, industrial, consumer and government use. To date, a combination of Aura funds and commercial and governmental development contracts have been utilized in the process of developing product applications.

  Prior to Fiscal 1992, the Company was engaged in work on various classified military programs which allowed the Company to develop its electromagnetic and electro-optical technologies and applications. Since such time, the Company completed the transition from a supplier of defense related technology to a manufacturer and supplier of consumer and industrial related products and services to the private sector.

  In 1994, the Company founded NewCom, Inc. ("NewCom") as a wholly owned subsidiary to engage in the manufacture, packaging and distribution of computer related products, including modems and multimedia products, and expand its presence in the growing multimedia and consumer electronics market. In 1996, in order to expand the range of its sound products and speaker distribution network, the Company acquired 100% of the outstanding shares of MYS Corporation of Japan ("MYS"), which is engaged in the manufacture and sale of speakers and speaker systems for home entertainment and computers.

  In 1996, the Company combined its operations into four operating divisions:
(1) AuraSound, Inc. ("AuraSound"), which manufactures and sells professional and consumer sound systems and components and products, including speakers, amplifiers, and Bass Shakers(TM); (2) NewCom, which manufactures, packages, sells and distributes computer related communications and sound related products, including CD-ROM drives, modems, computer speakers, monitors, sound cards and multimedia kits; (3) Automotive and Industrial, which is commercializing products with automotive and industrial applications, including AuraGen(TM) and EVA(TM); and (4) Display Systems, which is commercializing Aura's actuated mirror array technology ("AMA(TM)") in consumer and commercial display systems for use in televisions, computer displays and theaters.

  Set forth below is a summary description of the Company's technology and its applications.

                            DESCRIPTION OF BUSINESS

PRINCIPAL TECHNOLOGIES

MAGNETICS TECHNOLOGY

  The Company has developed and patented highly efficient magnetic circuits, which provide substantial improvements over devices of similar purpose which were available prior to Aura's technology. These designs include electromagnetic actuators, such as the HFA(TM) and the EMA(TM) actuator designs, and electromagnetic power generation technology incorporated into the AuraGen(TM) products which are being readied for production.

 . Magnetic High Force Actuators (HFA(TM))

  An actuator is a device that creates a lateral force upon command. Actuators are used in a wide range of applications, including high speed, precision applications such as audio speaker drivers, computer-controlled applications such as the control of aircraft flaps, and heavy-duty applications such as the lifting of the bed of a dump truck. Actuators are generally hydraulic, pneumatic, mechanical or voice coil. Hydraulic, pneumatic and mechanical actuators can produce extremely high forces and long strokes in relatively small packages. Voice coil actuators provide high precision and high speed operation, producing short stroke and very little force. Actuators are most commonly used to position objects, or to create or cancel vibrations by producing a force upon command.

  A voice coil actuator uses a law of physics known as Lorentz's Law to convert electricity directly into force. When electricity goes through a wire, it creates a magnetic field around that wire. If that wire is exposed to an external magnetic field, these fields "repel" each other in the same way as two magnets will repel. If the external magnetic field is held constant, the repelling force is proportional to the level of electric current in the wire. This property permits voice coil actuators to be controlled precisely and to react quickly.

  Aura's high force electromagnetic actuator HFA(TM), is the first "Lorentz's Law" actuator to provide both the high forces and long strokes produced by hydraulic or pneumatic actuators at the speed and precision of response produced by voice coil actuators. This ability is attributable to the patented magnetic design. High energy permanent magnets are arranged to focus nearly all of their magnetic energy into useful work. Standard voice coil actuators typically utilize about 40% of the available magnetic energy whereas Aura's HFA(TM) uses nearly 90% of that energy. The magnetic arrangement also allows virtually unlimited stroke potential. Standard voice coil actuators typically provide less than one inch of stroke whereas the HFA(TM)'s stroke is virtually unlimited. For example, Aura's HFA(TM) is capable of producing more than 1,000 pounds of force over a 32 inch stroke.

  A major advantage of Aura's HFA(TM) design is its simplicity. With one moving part, the Aura HFA(TM) can replace motor-driven actuators with their associated gearboxes, and hydraulic and pneumatic actuators with their compressors, fluid valves, seals, etc. Because it is controlled electronically, an HFA(TM) can be driven directly by computer command. The Company has commercially employed its HFA(TM) technology in applications such as audio speakers, motion simulators and actuated weld heads.

  The HFA(TM) design has a number of other advantages. As the HFA(TM) is an all electromagnetic device, it does not require the use of any environmentally regulated fluid or organic chemical in its use and operation. Because of its design, this device does not radiate electromagnetic energy, and thus is automatically shielded. The HFA(TM) can be packaged in a variety of sizes and shapes and serve as a replacement part without the need for retooling for most applications. Finally, the efficiency of the HFA(TM) is such that, in many applications, the system cost using this product is lower going in and considerably lower in maintenance throughout the life of the machine.

 . Electromagnetic Actuator ("EMA(TM)")

  During Fiscal 1995, the Company developed, built and demonstrated a new type of actuator, called the Electromagnetic Actuator, or EMA(TM). EMA(TM) was developed to fill the performance gap between linear actuators and solenoids. To date, the principal application of the EMA(TM) has been in Aura's Electromagnetic Valve Actuator System ("EVA(TM)"), a patented electromagnetically powered system which opens and closes engine valves at any user specified time.

  Like a solenoid, EMA(TM) operates on purely electromagnetic principles, and therefore uses no permanent magnets. It is extremely simple in construction (1 moving part, 5 parts total) and is extremely rugged. It was developed initially for the industrial and automotive markets, but has shown promise in the test equipment market as well. An EMA(TM) is physically equivalent in size to solenoids with comparable force capacities, and can be operated at temperatures exceeding 450 degrees Fahrenheit.

  What sets EMA(TM) apart from a standard solenoid, is its ability to custom-tailor the force produced as a function of stroke. For example, an automotive EGR valve requires peak force at the beginning of the stroke in order to "crack" the valve open. A standard solenoid, by its very nature, produces peak force at the end of its stroke, not at the beginning. Therefore, a solenoid will require a large amount of power to compensate for its inherent limitation. Conversely, the force profile of an EMA(TM) can be customized to provide high force at the beginning of the stroke, resulting in a more efficient device that is much easier to control for the EGR application.

  Another advantage of EMA(TM) over a solenoid, is its actuator-like ability to provide consistent force over much longer lengths. As stated above, a solenoid produces peak force at the end of the stroke. To be used for an application requiring proportional control, a "proportional" solenoid requires complex electronics to compensate for this inherent non-linearity. An EMA(TM) basically "spreads" the solenoid's peak force over the entire stroke, providing linear force over a greatly extended stroke length without need for complex electronics.

 . Magnetic Materials

  The Company is pursuing research into magnetic materials based on the work of its Russian research located in Moscow. The principal research involves the development of new materials and improvement in the manufacturing technology and processes of magnet production used by the Company in its devices. Significant progress has been reported in three major areas affecting high energy magnets.

  The Company holds proprietary know how and patents from its Russian research dealing with a new formulation and processing of one of the major high energy magnet materials. The formulation can be readily manufactured in a number of shapes, including ring magnets which can greatly simplify the production of some of the company's magnetic products.

  The manufacturing process for the above material appears to offer considerable potential for cost savings during material production. This process allows for greater variation in the initial composition of material thus providing higher yield.

DISPLAY SYSTEM TECHNOLOGY

 . Light Efficient Displays--Actuated Mirror Array ("AMA(TM)")

  The Company has developed and patented a technology (a "light valve") for generation of images called the Actuated Mirror Array ("AMA(TM)") technology. It utilizes an array of micro actuators in order to control tiny mirrors whose position change is used to cause a variation in intensity. The Company expects this device to have a major impact on applications where light efficiency is paramount, such as in large screen television, movie and exhibition displays, and the testing of electro-optical devices for military or civilian use. The Company believes that the AMA(TM) can be manufactured at a competitive cost in large quantities, thus making it commercially feasible. Thus, AMA(TM) based devices are expected to offer the combination of increased display intensity at a lower production cost.

  Light displays, such as projectors and large screen televisions, can be made by a number of techniques, many of which are currently available. These include liquid crystal displays ("LCD"), cathode ray tubes ("CRT"), deformable mirror displays ("DMD"), oil film projectors and plasma tubes. For the segment of the display market addressing large images, the principal requirement is to get more light out per unit watt of electricity in. However, each of these technologies requires the utilization of an element which causes a loss of light efficiency in order to create the image.

  Liquid crystals utilize an electric field to change the light polarization properties of a surface which is divided into an array of cells to paint an image. Cathode ray tubes utilize an electron beam which is bent by the video signal to create images by colliding with a phosphor on the front surface to create light. DMD's utilize an electric field to bend a mirror at a large angle to switch it to either "on" or "off". Oil film projectors change the transmissive properties of an oil film allowing an image to be created. Plasma tubes create an electrical discharge in a tiny tube with gas. The gas glows allowing an image to be created by an array of such tiny tubes. Each of these technologies has their own advantages and limitations, thus creating niches within the display market where competitive advantages can be achieved.

  The AMA(TM) technology is considerably different from the mirror array technology known as "DMD", which is not covered by Aura's patents. DMD technology does not utilize an actuator to steer the mirror which, due to lack of controllability, can only be commanded to either full "on" or "off" in intensity. DMD images are created by dividing the sampling time available for a given video frame, thus causing a larger motion of the mirrors at more stressing rates than Aura's technology requires. The Company believes that the AMA(TM) technology has a technical advantage over DMD technology in achieving higher contrast, more intensity and longer lived elements.

  The Company has entered into a license and manufacturing agreement with Daewoo Electronics Co., Ltd. to manufacture televisions and other devices based on AMA(TM) technology. See "Business--Products--Display Systems."

COMMUNICATIONS TECHNOLOGY

 . Signal Processing Patents

  The Company acquired the patents and all rights to commercialize a technology developed by Dr. Daniel Graupe of the University of Illinois, an internationally recognized scientist. The technology, known as Blind Adaptive Filtering, is an optimal process of filtering noise from electronic signals. Such signals include data coming over satellites and/or telephone lines, signals in the air for television, or even signals in the electronics associated with hearing aids. The Blind Adaptive Filter gives optimal performance due to the lack of assumptions required. Such filter requires no special statistical knowledge of the signal nor noise processes, which is juxtaposed to existing noise filtering processes.

  The Company is developing a version of these noise reduction devices to use in NewCom fax modems. If successful, devices with these components in them should be able to operate at significantly higher data rates than conventional devices. However, no assurances can be given that these noise suppression filters will be successful for the fax modem application and even if successful, no assurances can be given to the time needed to bring such products to market.

                                   PRODUCTS

SOUND RELATED PRODUCTS

 . Speakers

  Aura has developed audio speakers based upon Aura's patented electromagnetic actuator and other proprietary magnetic and acoustical techniques. Of the estimated one-half billion loudspeakers manufactured and sold each year around the world, approximately 95% use a voice coil motor to produce the movement of the speaker cone. The basic design of the voice coil motor has not fundamentally changed since its initial introduction, almost 100 years ago. Aura has developed a more efficient voice coil motor utilizing a new type of magnetic structure--based upon Aura's patented line of high force linear actuators (HFA(TM))--to drive speaker cones. Utilizing the Company's "Neo-Radial Technology" ("NRT(TM)"), Aura has developed speakers that are more efficient, which require no magnetic shielding and provide longer stroke for deeper base as well as lower distortion due to its under-hung magnetic configuration. Aura's expertise and know-how in magnetic materials, circuits and actuation has also resulted in other proprietary speaker designs that provide improved power capabilities as well as lower distortion, using dual magnetic systems ("DMS(TM)") circuits and magnetic circuits and drivers using combinations of Neo and ferrite magnets.

  AuraSound NRT(TM) Speakers. AuraSound NRT(TM) audio speakers have been sold commercially since 1992, and are currently being sold to both end users and computer and television OEM's as well as the auto aftermarket and the professional sound market. In Fiscal 1997, the AuraSound division introduced three new product lines with over 20 products utilizing its proprietary technology: Aspect(TM) multi-media speakers (NRT(TM)), designed for the computer multimedia market; the Mobile Reference(TM) Series (NRT(TM)), which is the top-of-the-line for car sound aftermarket, and the Force(TM) Series (DMS(TM)), which is a middle-of-the-line car aftermarket sound system. Aspect(TM) Series speakers are sold through dealers and mass merchandisers throughout the country, both as stand alone products and packaged in multimedia kits. The auto aftermarket speakers are sold through dealers and installers.

  MYS Speakers. The AuraSound division expanded its range of sound products and distribution channels in 1996 with the acquisition of MYS Corporation of Japan ("MYS"). MYS owns the Linaeum(TM) line of home audio speakers, which utilize a patented advanced line source driver technology. The driver utilizes a deformable ribbon which forms a figure eight centered about an integrated voice coil. The voice coil is driven at right angles to the magnet which surrounds it. The ribbon becomes the sound generating surface creating an acoustic dispersion much wider than a cone is able to produce. MYS also manufactures, markets and sells other moderately priced, conventional multimedia and bookshelf sound systems through Radio Shack and others.

  Revolver(TM) Speakers. The AuraSound division expanded its range of sound products for home theater in Europe with the acquisition of Revolver U.K. Limited ("Revolver(TM)") in the latter part of 1996. Revolver(TM) markets and sells middle range home theater sound systems in the U.K. and many of the other European countries. Currently, Aura is upgrading the Revolver(TM) line with its technologies for both NRT(TM) drivers, line source and other acoustical techniques developed by AuraSound engineering.

  Professional Speakers. AuraSound NRT(TM) speakers are showcased by its wholly owned subsidiary, Electrotec, Inc., which leases high end concert sound systems to the contemporary touring music industry. In addition, the AuraSound(TM) professional NRT(TM) speakers are sold to high end manufacturers and distributors.

 . Bass Shakers(TM)

  In Fiscal 1995, the Company commenced production of the Bass Shaker(TM), a patented electromagnetic actuator which generates the bass effect of a large sub-woofer in both car and home stereo systems without producing the loud volume which typically accompanies bass range speakers. The Bass Shaker(TM) is an electromagnetic actuator where the coil is stationary and the magnetic assembly is moving. The force created by this motion generates a "felt bass" when responding to low sound vibrations. This makes the Bass Shaker(TM) a very compact and efficient subwoofer. The Bass Shaker(TM) is bolted to the auto floor (under the seats or on the sides) and then connected to the existing stereo system. With the Bass Shaker(TM), the driver and passengers get the feel and sound of a very large subwoofer without producing sound outside of the car. In 1996, the Company also introduced the Bass Shaker Plus(TM), a complete system that includes the Bass Shakers(TM), a fader system, an Aura digital amplifier and installation accessories. Currently, the Bass Shaker(TM) and Bass Shaker Plus(TM) are sold through approximately 400 dealers across the U.S. Alpine Electronics of North America, Inc. is an OEM for the Bass Shaker(TM) and both systems are sold internationally through distributors.

 . Interactors and Theater Seat Transducers

  The Company has developed a line of interactive products which utilize Aura's electromagnetic technology. The first interactive product developed by Aura, introduced in 1994, was called the Interactor(TM), a vest that incorporated an electromagnetic actuator and configured to be worn over the upper torso and plugged into video game systems. After a disappointing 1995 holiday season the Company decided to drastically curtail the Interactor activities and stopped actively pursuing the business other than sell the remaining inventory.

  Aura also sells a Theater Seat Transducer System ("AVS(TM)"), which creates an interactive experience in movie theaters with a movie action or sound track. The AVS(TM) system is a variation of the Bass Shaker(TM) products used for cars and homes. Furthermore, the Company manufactures, markets and sells an interactive cushion based on the same actuation system of the Interactor(TM), which can be used with sound systems, computers and televisions to enhance end user experiences. This product is sold through distributors.

 . Amplifiers

  In order to fill its product line the Company acquired Phillips Sound Labs ("PSL(TM)") in August 1996, to provide 12 volt power amplifiers to complement the speaker systems sold by the Company. These current amplifiers are sold through dealers and distributors under the PSL(TM) and FORCE(TM) Series brand names.

COMPUTER RELATED PRODUCTS

 . Communications and Multimedia Products

  Aura, principally through its NewCom subsidiary, is engaged in the manufacture, packaging and sale of high performance computer related communications and multimedia products for the personal computer market through distributors and mass merchandisers. These products include, among others, computer sound cards, which can be utilized with both AuraSound NRT(TM) and conventional speakers, data fax modems, including 33.6 Kbps, 56 Kbps and ISDN with 921 Kbps, CD-ROM's, amplifiers and other components. NewCom also manufactures and sells multimedia kits to end users in order to add or upgrade multimedia capabilities to their personal computer systems. These multimedia kits typically include CD-ROM's bundled with sound cards and conventional 3" desktop speakers as well as numerous CD titles licensed from unaffiliated third parties. Commencing in the fourth quarter of Fiscal, 1997 the Company has included its AuraSound NRT(TM) desktop speakers in its high end, audiophile multimedia kits. CD-ROM's distributed by Aura and conventional speakers contained in the multimedia kits are purchased from unaffiliated third parties.

 . Display Monitors

  Since 1993, the Company has been distributing computer monitors manufactured by unaffiliated third parties in order to develop relationships with potential OEM customers for its speakers and other computer related products. The Company has also recently commenced sales of computer monitors, mostly in India, under both the NewCom and Aura brand names. In addition, in late 1996, the Company acquired a license for NewCom's internet television solution and expects to start shipping its unique WebPal(TM) set top box in the Summer of 1997. This WebPal(TM) appliance will allow consumers with standard television sets to access the Internet. In late 1996, the Company also acquired a distribution license from Alaris Inc., to market and distribute to dealers a new product that will allow users to send both video and sound (VideoGram(TM)) through conventional E-mail. This system is composed of both hardware and software.

AUTOMOTIVE AND INDUSTRIAL PRODUCTS

  Aura has developed three novel automotive products, each of which has been demonstrated through numerous working prototypes in a fully functioning gasoline powered vehicle, and has spent considerable amount of effort in Fiscal 1997 preparing for the manufacture of the AuraGen(TM) (See
AuraGen(TM)).

 . Electromagnetic Valve Actuators ("EVA(TM)")

  Over the past several years, the Company has been applying its patented electromagnetic technology to a variety of applications. One application developed is its electromagnetic valve actuator (EVA(TM)), which is an electromagnetic actuator capable of opening and closing internal combustion engine valves, replacing the mechanical camshaft on an engine. EVA(TM) uses the power of electromagnets to open and close engine valves, and is capable of accomplishing this in less than 3/1000 of a second. The engine computer that is used on virtually all modern automobile engines will send to the EVA(TM) electronic module a valve position command in the same way it will send a fuel injector command. The EVA(TM) electronic module will implement the command and wait for the next command from the computer.

  Two major benefits arise from the EVA's ability to open and close the valve electromagnetically: 1) the camshaft and associated mechanical hardware can be eliminated, 2) the opening and closing of the intake and exhaust valves can be commanded by the engine computer. As an example, EVA(TM) has been retrofitted on a 140 HP, 2.3L 4 cylinder Ford engine that is currently running in the laboratory.

  Computer control of the valve timing has potentially material benefits to engine performance, fuel economy and emissions. With EVA(TM), the computer can precisely control the amount of air that is allowed into the engine in the same way that modern fuel injectors control the amount of fuel. By optimizing this "fuel-air mixture" dynamically as a function of engine RPM and load, optimum engine performance can be achieved over the entire operating range of the engine. With a standard camshaft, the engine can be optimized at only one range of RPM and load conditions. That is why very high performance engines idle "rough", as they are optimized for high RPM, thereby sacrificing smoothness at low RPM.

  By optimizing the fuel-air mixture dynamically, both performance (horsepower) and fuel economy will increase, while emissions are expected to decrease. The implementation of EVA(TM) also greatly simplifies the engine mechanically. The entire camshaft assembly, which includes timing chain, camshaft, rockerarms, etc. is replaced by very simple valve actuators. Other emission systems currently on the vehicle, such as the EGR (exhaust gas recirculation) and IMRC (intake manifold runner control) valves can be eliminated. Even the throttle assembly can be eliminated by using EVA(TM) to control the amount of air going into the engine. Overall engine cost may be substantially reduced.

  Due to the Company's patented design, EVA(TM) requires relatively little power to operate. Lab measurements have shown that the total power required to operate EVA(TM) is typically well under 100 watts/valve. Because of friction and mechanical losses, a typical camshaft requires 3 to 5 horsepower to operate (1 hp=750 watts).

  The Company has entered into contracts with 15 companies to retrofit EVA's on different types of diesel, automobile and motorcycle engines.

 . AuraGen(TM)

  AuraGen(TM) is a unique electromagnetic generator that is mounted to the automobile engine, which generates both 110 volt and 220 volt AC power when the vehicle is running. AuraGen(TM) is the only load follower AC generator: the power generated by AuraGen(TM) is directly proportional to the load on the system. This allows for longer lifetime as well as more economical usage. AuraGen(TM) turns a vehicle's idling engine into a generator capable of producing thousands of watts of power. The AuraGen(TM) will be marketed and sold in the automobile aftermarket through a network of independent distributors. Potential markets include construction fleets, recreation vehicles, military vehicles and emergency vehicles. The Company expects to be in production of AuraGen(TM) in the second half of 1997.

  In February 1997, the Company entered into a license agreement with K&K Enterprises in India to commercialize the AuraGen(TM) in the Indian, Nepal, Sri Lanka and Bangladesh markets. (The Company has established in the past, speaker and Bass Shaker(TM) joint ventures with K&K. See discussion of K&K Enterprises joint venture in the "Manufacturing Section"). The license agreement calls for a license fee of $3,500,000 to be paid in payments over a 24 month period starting in June 1997 and a fixed per unit royalty for every unit built and shipped in the licensed territory after December 1998. Furthermore, all units will be identified on the product by an Aura trademark ("AuraGen"). Royalty payments per unit will be on a scheduled basis every quarter after December 1, 1998.

 . Sparking Gasket System ("SGS(TM)")

  The Sparking Gasket System (SGS(TM)) structure is made up of a gasket material and electric circuit with integrated sparking electrodes. SGS(TM) is based upon highly unique materials developed exclusively by the Company. The gasket material utilizes a proprietary polymer formulation with unique additives. This allows the sparking system to perform under the extremes of internal combustion engine operations. These range from sub-zero to wide open throttle, e.g., 1800F temperatures and high voltage (40 KV+). Also, the materials are highly tolerant of hot exhaust gases, engine coolant and oil. Gasket materials are locally transformed by the engine's exhaust gases from a sealing rubber to a ceramic heat barrier while the remaining rubber material seals with increasing effectiveness. During Fiscal 1997, the Company started preparing the SGS(TM) for production. However, most of the year was focused in getting the AuraGen(TM) into production and thus the introduction of the SGS(TM) has been delayed. The Company expects to return to the SGS gasket program as soon as AuraGen(TM) production is ongoing.

 . Industrial Applications

  The Company believes that the sphere of industrial applications for electromagnetic technology is large. In the last few years prototypes using this technology have been built for evaluation in a variety of industrial applications. The prototypes and limited production units currently being tested and evaluated have potential automotive, industrial, petrochemical, aviation and consumer applications. These applications include fuel flow control, active welding, fluid power control, shaker control, structure control, redraw actuation for aluminum can making, flight motion simulation and amusement rides. The Company has commercially incorporated its technology in its speaker line, motion simulators, amusement rides, redraw actuators for aluminum can-making machines, and actuated weld heads.

  In 1994, the Company formed Auratech, Inc. as a joint venture to develop, design, manufacture and market machine tooling robotics and industrial hand tool applications of the Company's electromagnetics technology. In June, 1995, Auratech entered into a license agreement with Detroit Center Tool ("DCT"). DCT is engaged in business relating to the design and integration of robotics in automobile assembly lines. Under the licenses, DCT may manufacture the Company's patented and proprietary electromagnetic actuator for an actuated tool used in such assembly lines. Electronic controllers using the Company's proprietary technology for use with the actuator built under license will be purchased from the Company. The first application being sought by DCT for use of the Company's electromagnetic actuator is in the actuation and control of weld heads for chassis and body fabrication. Under the agreement DCT will pay an annual license fee of $100,000 in 1997, $250,000 in 1998 and $1 million every year thereafter for the life of the patents (approximately 16 years) in order to keep worldwide exclusive applications for us in automotive assembly lines. In late 1995, the Company purchased 50.1% of Auratech owned by its joint venture partner. The Company now owns 100% of Auratech and operates it as a wholly owned subsidiary.

DISPLAY SYSTEMS

  In 1992, the Company entered into a joint development and licensing agreement with Daewoo Electronics Co., Ltd. ("Daewoo") to develop and commercialize televisions using Aura's AMA(TM) display technology. The agreement provides for the payment by Daewoo to Aura of a $1,500,000 licensing fee and the payment of approximately $2,000,000 by Daewoo to Aura for development costs, all of which have been received by the Company. Aura also is to receive a fixed royalty (depending on television size), for each television set manufactured by Daewoo or licensed by Daewoo to a third party. Under the agreement, Daewoo will be required, in the future, to license the technology to all interested third parties. Furthermore, all the televisions using the AMA(TM) will be identified on the product by an Aura trademark ("Aurascope(TM)"). Royalty payments will be on a scheduled basis upon commencement of commercial production.

  Daewoo, who is solely responsible for manufacturing and sales under the license agreement, has advised the Company that it may be able to begin commercial production of large screen display televisions under the license agreement in 1997. There are no assurances as to when or if Daewoo will commence commercial production of televisions incorporating Aura's AMA(TM) display technology. The ultimate degree of success, if any, of this venture is dependent on Daewoo.

PRINCIPAL SOURCES OF REVENUE

  For the year ended February 28, 1997, multimedia kits were the largest single source of revenue, constituting $37.8 million, or 28% of revenues; sound related products (exclusive of speakers in multimedia kits) contributed $28.5 million, or 21%, the majority of which (approximately $18 million) represents speaker sales by MYS Corporation; computer monitors and modems contributed $17.2 million and $18.7 million of revenue, or 13% and 14% respectively during Fiscal 1997. In Fiscal 1996 multimedia kits accounted for $17 million of revenues, or 20%. During Fiscal 1996 modems and speakers contributed $12 million and $9 million, or 15% and 11% of revenues, respectively. For the fiscal years ended February 29, 1996 and February 28, 1995, sales of computer monitors accounted for revenues of $24.1 million and $6.5 million, or 29% and 15%, respectively. During Fiscal 1995, Interactors accounted for $21 million of revenues, or 48%. No other products accounted for more than 10% of revenues during the foregoing periods.

SIGNIFICANT CUSTOMERS

  The Company sold sound related products and computer related products to five significant customers during Fiscal 1997. Sales by MYS Corporation to Radio Shack accounted for approximately $18 million or 13% of revenues. Sales of communications and multimedia products to major mass merchandisers Best Buy, Circuit City, and Frys accounted for $20.0 million or 15% of revenues. Sales of computer monitors to Mag Innovision accounted for $16.5 million or 12% of revenues.

COMPETITION

  The Company is involved in the application of its technology to a variety of products and services and, as such, faces substantial competition from companies offering different and competitive technologies.

  The Company believes the principal competitive factors in the markets for the Company's products include ability to develop and market technologically advanced products to meet changing market conditions, price, reliability, product support and the ability to secure sufficient capital resources for the often substantial periods between technological concept and commercialization. The Company's ability to compete will also depend on its continued ability to attract and retain skilled and experienced personnel, to develop and secure patent and other protection for its technology and to exploit commercially its technology prior to the development of competing products by others.

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

  The Company's products and technologies compete in a variety of markets. The following is a discussion of certain factors unique to certain of its products.

 . Speakers

  The Company believes that the speakers using the AuraSound NRT(TM) technology's advantages, as compared to conventional design speakers, are as follows:

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

  In the speaker applications, the Company's NRT(TM) technology currently provides products in four basic categories.

  In the first category, the professional and high end of the market, the Company believes its products to be competing for market share with JBL, EV, Peavey, RCE, TAD and Rainbus-Heinz, among others. All of these competitors provide a fine system based on traditional and conventional magnetic circuits. The Company provides a new unconventional magnetic circuit which Aura believes provides a competitive edge in performance.

  In the second category of the market, which is referred to as television and multimedia, the Company's technology provides superior sounding speaker systems which do not require any magnetic shielding. While the Company is experiencing continuous acceptance in the market place based on performance and the magnetic shielding issues, it faces competition from numerous players with conventional speaker designs such as Sony, Panasonic, Pioneer, Yamaha, Altec-Lansing and others.

  In the third category, the Company currently provides products that can be referred to as OEM transducers. In this category, the Company provides speaker systems without cabinets that can be used by others in their speaker system products. The system provided by the Company is naturally magnetically shielded and weighs on the average 33% less than other equivalent systems. Here, the Company competes with Tenegan Foster, Harmon and Panasonic, among many other smaller suppliers.

  In the fourth category the Company provides its patented and proprietary Bass Shaker(TM) in competition against large subwoofers that are supplied by numerous companies such as JBL, Pioneer and Jensen. The Bass Shaker(TM) is smaller, provides superior bass and does not generate large sounds. It is a unique product in the market place.

 . Computer Related Products

  The Company has experienced a great deal of competition in the computer related communications and multimedia products industry. In the communications market, the Company's direct U.S. competitors include Zoom Telephonic, Cardinal Technology, Boca Research, Best Data, Logicode, Hayes Microcomputers, U.S. Robotics and MicroCom. In the multimedia products market, the Company's direct competitors include Creative Laboratory Ltd., Aztec Systems Ltd., Diamond Technology, Inc., Hi-Val, and Pinnacle Micro.

  Many of the Company's current and potential competitors have a significantly greater market presence, name recognition and financial and technical resources, and may have long standing market positions and brand name recognition. Further, semiconductor components are purchased from a number of vendors to obtain the most advanced components available. However, some of the Company's competitors have captive semiconductor suppliers, which can give them greater control over design, availability and cost.

  This industry has been marked by consolidations in recent periods as a result of severe operating losses or discontinuance of business. This volatility and intense competitive pressure in these markets could adversely affect this industry.

  The market for computer related communications and multimedia products is characterized by rapidly changing technology, short product life cycles and evolving industry standards. The Company's success in this industry will depend upon its ability to continually enhance its existing products and to introduce new products on a timely basis. Accordingly, the Company intends to continue to make investments in product and technological development.

 . Actuated Mirror Array (AMA(TM))

  There are several competing technologies that are currently on the market or under development to compete for the advanced display market. The Company has competed with many of these technologies in its military scene projector programs whereby direct experience of the relative merits of the different approaches could be gauged. The key parameters which are considered in judging displays are:

  . Efficiency--How bright an image can be produced per watt of electricity driving it?

  . Maximum Brightness--Are there any physical effects that limit the brightness of images able to be produced?

  .  Response Time--How quickly does the display respond to image changes?

  .  Contrast Ratio--How many graduations of intensity can be shown?

  .  Physical Parameters--Weight and size of displays.

  .  Lifetime--How long can you expect the device to operate?

  . Drive Complexity--How expensive in cost and complexity is it to drive the display electronically?

  Other parameters such as display resolution are not significant discrepancies, as any of the technologies could be manufactured to any required resolution.

  DMD--Texas Instruments Digital Micro-mirror Device (DMD) is the closest display concept to the AMA(TM). It consists of arrays of micro-mirrors which are bent out of the way of a light source to project an on or off image spot. By controlling the relative on and off time of a spot, the intensity is increased or decreased to provide an image. This is called Pulse Width Modulation (PWM).

  A significant advantage of this technology is that it is fabricated from silicon micro machine technology as an integrated structure. This technology is mature and has had much funding from the U.S. Government.

  A significant disadvantage of DMD is lack of position control on the mirrors causing a need for PWM techniques. The result is a very large complexity in drive electronics and requirements for high speed electronics and mechanical structures. The technology also limits the mirror size that can be manufactured, thus limiting light efficiency. Texas Instrument's mirrors are 16 microns in size as compared to the 100 micron size for an Aura AMA(TM) mirror. These limitations cause a limit on brightness and dynamic range which cannot be independently maintained, so that improvements in dynamic range can be made only by limiting brightness.

  The DMD and AMA(TM) can be summarized as follows:

      COMPARISON ITEM:                  TI'S DMD                   AURA'S AMA(TM)
      ----------------                  --------                   --------------
Image generation technique:   Pulse Width Modulation        Intensity Modulation
Light efficiency:             Low--limited by micro-mirror  Very high--due to large mir-
                              size                          ror size
Maximum brightness:           Large--limited due to heat-   Very large--no practical
                              ing of the electronics        limit known
Complexity:                   High--10 transistors per      Low--only 1 transistor per
                              pixel required                pixel

  LCD--Liquid Crystal Display technology has been under development for a number of years in U.S. military and overseas commercial display markets. Companies such as Hughes Aircraft, JVC and Sharp are world acknowledged leaders in these technologies. Limitations of LCDs have caused them to make their major effect on the computer and small display market, despite enormous efforts to move into the large screen displays.

  Weaknesses of the technology include limited response time. 50 Hz images are about as fast as LCDs can readily change images. This greatly reduces their overall utility in television use where 60 Hz and faster are desired image rates. To obtain fast rates, image quality is sacrificed. LCDs must be viewed close to straight on causing users to need to sit close to the front of the set as the intensity falls rapidly as one moves to the side. LCDs have strong limits on maximum intensity and are moderate to low in light efficiency. If one tries to increase the power of the projection lamp, once can burn out the liquid crystal elements.

  CRT--Cathode ray tubes are the oldest technology for display production. Companies such as Sony manufacture both traditional CRTs and a new variety called projection CRTs. Other producers of CRTs include Mitsubishi and Sharp.

  The major disadvantage of CRTs is that they cannot be made very large without a huge penalty in weight and size. The largest CRT produced provides a 60 inch image and weights approximately 500 pounds. Devices such as this are not practical in the home. Large images have been produced by making mosaic arrays of smaller screens. These types of displays have annoying lines through the image and have limited resolution. Of significant advantage is that the display cost is lower than any other device currently on the market. As requirements for large resolution images grow, the CRT reaches limits of light it can collect into a viewing area and thus starts having intensity limitations.

 . Electromagnetic Valve Actuation (EVA(TM))

  For over a decade, automotive engineers have been looking at technology and techniques to achieve variable valve timing for internal combustion engines. It is well known that variable valve timing has the potential to achieve improvements in fuel consumption, reduction in pollution and down sizing of engines by increasing their efficiency.

  Historically, the first technological success has been by using multiple camshafts, opening different valve trains. This approach provides two or three different valve opening and closing profiles, by mechanically switching between different camshafts. However, it has limited benefits, and tends to be expensive since camshafts require precision grinding. Also, the cost of such systems doubles the cost of engine valving.

  Another historical approach has been hydraulic or pneumatic valve lifters. While this approach provides more flexibility than multi-cams, it requires compressors and high pressure lines.

  Finally, the Aura EVA(TM) approach uses electromagnetic technology. The competitor to the Company in this area is FEV in Germany. While both systems look mechanically similar, they are quite different. The differences are in the control system and in the magnetics. Aura provides an electronic closed loop control with soft landing. This allows improved reliability for operational, lower power consumption by the system as well as noise reduction.

 . Competition to AuraGen(TM)

  Portable generators meet a large market need for auxiliary power. Millions of units per year are sold in North America alone, and millions more across the world to meet market demands for 1 to 10 Kilowatts of portable power. The market for these power levels basically addresses the Commercial, Leisure and Residential markets, and divide essentially into: a) higher power, higher quality and higher price commercial level units; and b) lower power, lower quality and lower price level units.

  There is significant competition in the auxiliary power market from: a) Portable Generator Sets ("Gensets"); and b) Electrical Inverters
("Inverters").

  Gensets provide the strongest competition across the widest marketplace for auxiliary power: Onan, Honda and Kohler among others are well established and respected brand names in the Genset market for higher reliability auxiliary power generation. Gensets are found in most, if not all, fixed position and mobile (vehicle) power requirement markets. AuraGen(TM) addresses the higher quality commercial level.


  There are 44 registered Genset manufacturing companies in the US, including major, larger, multi-billion dollar corporations such as Onan, Honda, Kohler and others.

  The following table is a summary comparing the leading Genset products with the AuraGen(TM).

                              TABLE 1: GENERATORS

                       ONAN            HONDA           HONDA           KOHLER      AURAGEN(TM)
   PARAMETERS      MARQUIS 5000       EG5000X          EX5500           5CKM          G5000
   ----------      ------------       -------          ------          ------      -----------
  Rated Power        5,000 W          4,500 W         5,000 W         5,000 W        5,000 W
     Weight      258 lbs/117.3 kg 146 lbs/66.4 kg 393 lbs/178.6 kg 268 lbs/122 kg 68 lbs/30.9 kg
  Cubic Feet/        6.72/.19        5.39/.15        26.80/.76       3.71/0.11      0.25/0.01
  Cubic Meters
     Output           120 V          120/240 V       120/240 V       120/240 V      120/240 V
   Engine RPM         1,800            3,600           3,600           1,800          1,400
 @ Rated Output
  Noise (DBA @         73.5             82               65             88.5            64
    10 Ft.)
 Load-Follower          no              no               no              no            yes
    Economy

 . Inverters

  There are 6 major manufacturers of Inverters in the U.S.; representative of the leaders are Vanner, Dimension and Hearst.

  Inverters provide strong competition in specific markets of the overall market place for mobile power: The specific markets where inverters are strong competitors are Ambulance, Fire and Rescue, Small Recreational Vehicles and Telecommunications.

LIMITATIONS OF INVERTERS:

  . Inverters address a much more limited and specialized market than Gensets;

  . The most significant portion of inverter sales are in the lower power range: i.e., 2500 watts or lower.

  . True quality Inverter power above 2500 watts requires a 24 volt automotive electrical system (twice 12 volts); and the maximum output for quality power in the commercial market is on the order of 4800 watts. (See Table 2).

  . Quality power (pure sine wave and well regulated 60Hz) is a significant cost factor in Inverters (Table 2).

  . Often, or usually, Inverters require upgraded vehicle alternator and battery harness, and--for extended use period without battery charging-- an additional battery pack.

                              TABLE 2: INVERTERS

                           HEART
                            I/F     VANNER  VANNER
                          FREEDOM   BRAVO   TB30-   VANNER  AURAGEN(TM) AURAGEN(TM)
       PARAMETERS            25      2600     12   A40-120X    G2500       G5000
       ----------         -------- -------- ------ -------- ----------- -----------
1. Max Rated Power
 (Watts)................      2500     2600   2800     4800     2500        5000
2. Weight (LBS).........        56       70     75      110       26          68
2A. Weight Battery Pack.    Add/No   Add/No Add/No       No       No          No
3. Overall Cubic In.....    1207.5  1866.73   1800  2595.94   230.79      432.73
4. 60 Hz................       Yes      Yes    Yes      Yes      Yes         Yes
5. Sine Wave @ All RPM..  Modified Modified    Yes Modified      Yes         Yes
6. Battery Discharge
 Operation..............       Yes      Yes    Yes       No       No          No
7. Vehicle Engine Noise
 (DBA @ 10Ft.)..........        64       64     64       64       64          64
8. Load Follower-
 Economy................       Yes      Yes    Yes      Yes      Yes         Yes

MANUFACTURING

  The Company currently manufactures all of its actuator products, ceramics and professional speakers at its own facilities. The Company also manufactures its own consumer and OEM speakers and amplifiers at facilities in the U.S., China, Malaysia, Phillipines and India. The Company subcontracts the manufacture and assembly of other products to several different suppliers on a purchase order basis.

  The facility in China is operated by Guoguang Electric Co. in Guangzhou, China, a supplier which is unaffiliated with the Company. Speakers are produced in this facility on a purchase order basis. Speakers are currently also produced by the joint ventures in Malaysia and India and at a Malaysian facility operated by MYS, described below, on a purchase order basis. The production of the Bass Shaker(TM) is done in India and Mexico.

  NewCom currently uses four primary contract manufacturers, located in China, Taiwan, Mexico and the U.S. NewCom performs component integration, testing, installation of value added software and packaging at its Westlake Village, California facility.

  In Fiscal 1996, the Company acquired a 26,000 square foot manufacturing facility, in El Segundo, California for the AuraGen(TM) product line. During Fiscal 1997, the Company set up a fabrication facility for the AMA(TM) product in El Segundo, California. This facility consists of a class 100 clean room and fabrication equipment for semi conductor processes.

  In addition to the above the Company has entered into a number of joint ventures to enhance its production on a global basis.

 . Malaysian Joint Venture

  In 1993, the Company entered into an agreement with Burlington Technopole SDN. BHD., a Malaysian corporation (Burlington) for the formation of a joint venture to manufacture and sell speakers using Aura's proprietary technology. The joint venture, which has been named Audiora Sound(TM) SDN. BHD., was established under Malaysian law to operate in Malaysia and has the exclusive right to sell speakers using Aura technology in the ASEAN countries and the non-exclusive right to sell such speakers in the United States. Under the terms of the agreement, the Company owns 49% of the joint venture and Burlington owns 51%. The joint venture began shipping products in 1995.

 . Aura-Dewan Joint Venture

  In 1995, the Company also entered into an agreement with K&K Enterprises of India ("K&K") for the formation of a joint venture to manufacture and sell speakers using Aura's proprietary technology. K&K acquired a license to the Company's technology and granted an exclusive sub-license to the joint venture. The joint venture ("Dewan-Aura") has the exclusive right to build and sell speakers using Aura's technology in the Republic of Taiwan, Indian Subcontinent, Middle East and the European market. The Company owns 49% of the joint venture. As consideration for the license, the Company will receive a $1,000,000 fee, $400,000 of which was received in Fiscal 1996. The joint venture began shipping product in late, 1995.

  In 1995 the Company also entered into an agreement with K&K for the formation of a joint venture to manufacture Aura's Bass Shaker(TM). The joint venture, established to operate and manufacture within India, is owned 49% by the Company. In connection with the agreement, Aura granted K&K an exclusive license to use Aura's patented and proprietary technology. As consideration for the license to K&K, the Company is entitled to receive license fee payments quarterly over the life of the patent. Scheduled payments for the first five years total approximately $2.9 million, of which $500,000 was received in Fiscal 1996.

  Without any changes to its terms, the two joint ventures were merged in Fiscal 1996 into one joint venture encompassing both. The new venture was renamed Dewan Aura.

PRODUCT DEVELOPMENT EXPENDITURES

  During the fiscal years ended February 28, 1997, February 29, 1996 and February 28, 1995, the Company spent approximately $6.0 million, $5.2 million and $2.0 million, respectively, on Company sponsored research and development activities. The Company plans to continue its research and development activities and may incur substantial costs in doing so.

PATENTS

  Since Aura is engaged in the development and commercialization of proprietary technology, it believes patents and the protection of proprietary technology are important to its business. The Company's policy is to protect its technology by, among other ways, filing patent applications to protect technology which it considers important to the development of its business. The U.S. Patent Office has to date issued 68 patents to Aura and has allowed 3 patent applications which will issue as patents. A majority of these patents expire between the years 2008 to 2014. Of the issued patents and allowed applications, 39 pertain to its electromagnetic actuator applications, 21 pertain to its electro-optics applications, 4 pertain to its communication technology applications and 7 pertain to miscellaneous applications. In addition, the Company has 29 patent applications pending, 25 of which originated from its magnetic actuators, 1 from its electro-optics applications, and 3 from its communication technology. An additional 40 patent applications are in various stages of preparation for filing. There are no assurances that any new patents will be issued in the future, or that if issued, such patents will provide significant proprietary protection, or that they will not be challenged or replaced by superseding technology. The Company believes that its issued and allowed patents enhance its competitive position in electromagnetic actuators and electro-optics applications. The Company intends to file additional patent applications, when appropriate.

EMPLOYEES

  As of May 29, 1997, the Company employed 503 persons on a full time basis and believes that its relationship with its employees is satisfactory. The Company is not a party to any collective bargaining agreements. Of the above, 304 persons are located in the U.S. and 199 persons are located outside the U.S.

FORWARD LOOKING STATEMENTS

  This section and report contains forward looking statements. The Company wishes to caution readers that important factors, in some cases, have affected, and in the future could affect, the Company's actual results and could cause the Company's future results of operation, to differ materially from those expressed in any forward-looking statements made by the Company.

  Such factors include, but are not limited to, the following risks and contingencies: Changed business conditions in the consumer electronic and automotive industries and the overall economy; increased marketing and manufacturing competition and accompanying price pressures; contingencies in initiating production at new factories along with their potential underutilization, resulting in production inefficiencies and higher costs and start-up expenses, and inefficiencies, delays and increased depreciation costs in connection with the start of production in new plants and expansions.

  Relating to the above are potential difficulties or delays in the development, production, testing and marketing of products, including, but not limited to, a failure to ship new products and technologies when anticipated. There might exist a difficulty in obtaining raw materials, supplies, power and natural resources and any other items needed for the production of Company and other products, creating capacity constraints limiting the amounts of orders for certain products and thereby causing effects on the Company's ability to ship its products. Manufacturing economies may fail to develop when planned, products may be defective and/or customers may fail to accept them in the consumer marketplace.

  Through its subsidiary NewCom, the Company may grant limited rights to customers such as price protection and the right to return certain unsold inventories in exchange for new product purchases. Moreover, certain of its customers readily accept returned product from their own retail consumers, and these returned products may be returned to the Company for credit .

  In addition to the above, risks and contingencies may exist as to the amount and rate of growth in the Company's selling, general and administrative expenses, and the impact of unusual items resulting from the Company's ongoing evaluation of its business strategies, asset valuations and organizational structures. Furthermore, any financing or other financial incentives by the Company under or related to major infrastructure contracts could result in other expenses or fluctuation of profit margins from period to period. The focus by some of the Company's businesses on any large system order could entail fluctuating results from quarter to quarter.

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

ITEM 2. PROPERTIES

  The Company owns a 46,000 square foot headquarters facility in El Segundo, California, constructed in the late 1980's. The building acquisition and improvements of $3.1 million were financed principally with the Company's 7% Secured Convertible Non-Recourse Notes Due in the year 2000, which fully converted into Aura Common Stock in April, 1991. Thereafter, a similar note issuance program was completed in Fiscal 1993, raising $5.5 million. The borrowings are secured by a Deed of Trust on the property. See "MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS." The Company owns, in addition, a 26,000 square foot manufacturing facility for its Automotive/Industrial division in El Segundo, California. The building was acquired from an unrelated party for $2.05 million with a $1.5 million note secured by a first trust deed carried by the seller. During Fiscal 1996, the Company acquired from an unrelated party, a 4,000 square foot building for its Automotive/Industrial division in Artesia, California for $250,000.

  The Company leases, for its Display and Automotive/Industrial divisions a 22,000 square foot manufacturing facility situated in El Segundo, California, and a 5,000 square foot building maintained in Van Nuys, California. It leases an approximate 38,000 square foot ceramics facility in New Hope Minnesota, 1,500 square foot facility in Kansas City, Missouri and, for its NewCom operations, leases a 33,000 square foot building in Westlake Village, California. Also in Westlake, the Company leases a facility of approximately 15,230 square feet for AuraSound, Electrotec. Moreover, Electrotec leases a 5,000 square foot building in Nashville, Tennessee, as well as an approximately 5,000 square foot building in Cambridge, England, for its European subsidiary Audiolease Limited. In Otay Mesa, California, the Company leases a 45,000 square foot warehouse.

  The Company maintains numerous properties, worldwide. Through its joint venture in Malaysia, the Company owns 49% of the factory consisting of approximately 1.8 acres of land and 18,000 square feet of building, located in Kangar, Malaysia. With the acquisition of MYS Corporation in Fiscal 1997, the Company also owns an approximately 25,000 square foot manufacturing facility in Malaysia.

  Through the Company's joint venture in India, it owns 49% of a 32,000 square foot manufacturing facility and 12,500 square foot warehouse/office in Noida, India, which is close in proximity to New Delhi. The Company operates offices in Guangzhou, China; London and Manchester, England; Moscow, Russia; Osaka, Japan; and has a show room in Brussels, Belgium. In total, the Company has approximately 335,000 square feet of facilities and believes that they are adequate for its present needs.

ITEM 3. LEGAL PROCEEDINGS

SHAREHOLDER LITIGATION

  The Company is engaged in various legal actions listed below. To the extent that judgment has been rendered, appropriate provision has been made in the financial statements.

 Barovich/Chiau v. Aura

  In May, 1995 two lawsuits naming Aura, certain of its directors and executive officers and a former executive officer as defendants, were filed in the United States District Court for the Central District of California (Case Nos. CV-95-3296). Both complaints purported to be securities class actions on behalf of all persons who purchased common stock of Aura during the period from May 28, 1993 through January 17, 1995, inclusive. The Complaints alleged that as a result of false and misleading information disseminated by the defendants, the market price of Aura's common stock was artificially inflated during the Class Period.

  On February 16, 1996, the Company filed its motion for summary judgment which was granted on April 15, 1996. Judgment in favor of the Company and all defendants was entered on April 16, 1996, thereby dismissing the action. Plaintiff's thereafter filed a Notice of Appeal to the judgment on May 16, 1996 which is pending before the United States Court of Appeals.

 Morganstein v. Aura

  On April 28, 1997, a lawsuit naming Aura, certain of its directors and executive officers, and the Company's independent accounting firm was filed in the United States District Court for the Central District of California (Case No. 97-3103). It purports to be a securities class action on behalf of all persons who purchased common stock of Aura during the period from January 18, 1995 and April 25, 1997, inclusive (the "Class Period"). The complaint alleges that as a result of false and misleading information disseminated by the defendants, the market price of Aura's common stock was artificially inflated during the Class Period. It contains allegations which assert that the Company violated federal securities laws by selling Aura Common stock at discounts to the prevailing U.S. market price under Regulation S without informing Aura's shareholders or the public at large.

 Securities and Exchange Commission Settlement

  In October, 1996, the Securities and Exchange Commission ("Commission") issued an order (Securities Act Release No. 7352) instituting an administrative proceeding against Aura Systems, Zvi Kurtzman, and an Aura former officer. The proceeding was settled on consent of all the parties, without admitting or denying any of the Commission's findings. In its order, the Commission found that Aura and the others violated the reporting, recordkeeping and anti-fraud provisions of the securities laws in 1993 and 1994 in connection with its reporting on two transactions in reports previously filed with the Commission. The Commission's order directs that each party cease and desist from committing or causing any future violation of these provisions.

  The Commission did not require Aura to restate any of the previously issued financial statements or otherwise amend any of its prior reports filed with the Commission. Also, the Commission did not seek any monetary penalties from Aura, Mr. Kurtzman or anyone else. Neither Mr. Kurtzman nor anyone else personally benefited in any way from these events. For a more complete description of the Commission's Order, see the Commission's release referred to above.

 Other Litigation

  The Company is also engaged in other legal actions arising in the ordinary course of business. In the opinion of management based upon the advice of counsel, the ultimate resolution of these matters will not have a material adverse effect. Therefore, no provision for these matters has been made in the Company's consolidated financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

  Since 1988, Aura Common Stock has been quoted on the Nasdaq Stock Market under the trading symbol "AURA". On May 21, 1991, Aura shares became listed on the Nasdaq National Stock Market.

  Set forth below are high and low sales prices for the Common Stock of Aura for each quarterly period in each of the two most recent fiscal years. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions in the Common Stock. The Company had approximately 4,500 stockholders of record as of June 11, 1997.

                                 PERIOD                             HIGH   LOW
                                 ------                             ----- -----
      Fiscal 1996
        First Quarter ended May 31, 1995........................... $5.69 $3.00
        Second Quarter ended August 31, 1995.......................  5.56  4.19
        Third Quarter ended November 30, 1995......................  8.25  4.50
        Fourth Quarter ended February 29, 1996.....................  6.75  4.06
      Fiscal 1997
        First Quarter ended May 31, 1996...........................  5.56  4.00
        Second Quarter ended August 31, 1996.......................  4.31  2.50
        Third Quarter ended November 30, 1996......................  3.31  1.88
        Fourth Quarter ended February 28, 1997.....................  3.06  1.75

  On June 11, 1997, the average high and low reported sales price for the Company's Common Stock was $1.81.

DIVIDEND POLICY

  The Company has not paid any dividends on its Common Stock and currently intends to retain any future earnings for use in its business. The Company does not anticipate paying any dividends on its Common Stock in the foreseeable future but has no restrictions preventing it from paying dividends.

FOURTH QUARTER SALE OF SECURITIES

  In December, 1996 the Company completed a private placement under Section 4(2) of the Securities Act of 1933 of $7.5 million of its unsecured convertible notes (the "Notes") to three institutional investors, of which $7,275,000 was received by the Company net of placement fees. The Notes bear interest at the rate of 8% per annum, payable quarterly in arrears, with the entire principal balance due in 1998. Subject to the Company's right of redemption, principal may be converted by the holder of the Note at the lesser of $2.24 or 85% of the five lowest closing bid prices during the 30 days preceding the conversion date, but in no event less than 65% of the lowest closing bid price within five trading days of the conversion date. The Notes provide that the Company has the right to redeem the Notes at any time prior to maturity upon payment of the applicable redemption premium. In May 1997, the Company agreed to redeem $4.0 million of the above notes for cash. As of June 11, 1997, after giving effect to the agreed upon redemption and conversions approximating $2.8 million, approximately $700,000 of the principal amount and accrued interest was outstanding.

ITEM 6. SELECTED FINANCIAL DATA

  The following Selected Financial Data has been taken or derived from the audited consolidated financial statements of the Company and should be read in conjunction with and is qualified in its entirety by the full consolidated financial statements, related notes and other information included elsewhere herein.

                      AURA SYSTEMS, INC. AND SUBSIDIARIES

                          FEBRUARY 28,  FEBRUARY 29,    FEBRUARY    FEBRUARY 28,   FEBRUARY
                              1997          1996        28, 1995        1994       28, 1993
                          ------------  -------------  -----------  ------------  -----------
Net Revenues............  $109,950,202  $  77,088,850  $42,444,213  $ 16,369,825  $11,005,379
                          ------------  -------------  -----------  ------------  -----------
Cost of goods and
 overhead...............    86,350,828     71,849,204   30,064,935    13,714,813   10,605,654
Research and development
 expenses...............     6,022,586      5,225,735    2,037,467     2,286,051    2,813,018
Selling, General and
 administrative
 expenses...............    18,542,840     26,399,794   12,771,151     6,259,748    6,402,428
Provision for contract
 losses.................           --             --       133,261        17,133      183,597
Equity losses from AMS
 investment(1)..........           --             --           --          9,454      511,923
                          ------------  -------------  -----------  ------------  -----------
Total costs and ex-
 penses.................   110,916,254    103,474,733   45,006,814    22,287,199   20,516,620
  (Loss) from
   operations...........      (966,052)   (26,385,883)  (2,429,340)   (5,917,374)  (9,511,241)
Other income and
 expense:
  Gain or sale of Delphi
   Assets                     (250,000)
  Currency transaction
   loss.................       218,283            --           --            --           --
  Interest expense
   (income) net.........     1,415,934       (298,793)     220,539       301,928      133,876
  Class action
   litigation and other
   settlement...........           --             --           --      4,375,000          --
  Provision for taxes...       570,484            --           --            --           --
                          ------------  -------------  -----------  ------------  -----------
  Net (loss)............  $ (2,920,753) $ (26,087,090) $(2,649,879) $(10,594,302) $(9,645,117)
                          ============  =============  ===========  ============  ===========
  Net (loss) per common
   share................  $       (.04) $        (.48) $      (.07) $       (.35) $      (.36)
                          ============  =============  ===========  ============  ===========
  Weighted average
   number of common
   shares...............    68,433,521     53,860,527   37,217,673    30,117,742   26,881,421
                          ============  =============  ===========  ============  ===========
                          FEBRUARY 28,  FEBRUARY 29,    FEBRUARY    FEBRUARY 28,   FEBRUARY
                              1997          1996        28, 1995        1994       29, 1993
                          ------------  -------------  -----------  ------------  -----------
BALANCE SHEET DATA
Working capital.........  $ 62,310,715  $  71,362,882  $33,796,181  $ 11,353,783  $ 3,593,473
Total assets............   182,528,399    134,080,568   73,467,003    37,564,037   22,695,481
Total liabilities and
 deferrals..............    57,050,812     34,917,462   19,213,584    19,488,244   15,439,765
Net stockholders'
 equity.................   125,477,587     99,163,106   54,253,419    18,075,793    7,255,716
OTHER OPERATING DATA
EBITDA(2)...............     3,713,785    (22,139,750)     743,070    (4,352,731)  (8,395,213)

-------
(1) In the fiscal years ended February 28, 1994 and February 28, 1993, the Company reported the results of Aura Medical Systems, Inc. on the equity method. In the fiscal years ended February 28, 1997, February 29, 1996 and February 28, 1995 they were consolidated.

(2) EBITDA represents income before extraordinary items, net interest expense, financing costs, income taxes, depreciation and amortization and other expenses and income. The Company has included information concerning EBITDA in its annual report because it is used by certain investors as a measure of a company's ability to service its debt obligations. EBITDA should not be used as an alternative to, or be considered more meaningful than, operating income, net income or cash flow as an indicator of the Company's operating performance.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS

 General

 Fiscal 1997 as Compared to Fiscal 1996

  The Company has completed its transition from U.S. government contracting as its principal business activity to development and commercial application of proprietary technologies. The Company has reported a net loss for each of its five most recent fiscal years.

 Revenues

  Gross revenues in Fiscal 1997 increased to $133.80 million from $82.26 million, primarily as a result of the acquisition of MYS Corporation in March of 1996, and the increase in sales of computer products by the Company's NewCom subsidiary. The MYS subsidiary accounted for approximately $20 million in sales in Fiscal 1997, all in the sound area.

  Net revenues were $109.95 million as compared to $77.01 million in Fiscal 1996 an increase of 42.8%. The differences between gross and net revenues are attributed mostly to returns and allowances experienced at NewCom.

  Sales of computer monitors to a single unrelated party declined to approximately $16.5 million in Fiscal 1997 or 12.3% of revenues in the current year down from $20.6 million or 25.1% of revenues in Fiscal 1996. These sales are expected to continue to decline both in dollar terms and as a percentage of revenues as the Company continues to expand its product line and its customer base. Although the Company does not have any long term agreement with this customer, it has no reason to believe that sales to this customer will be abruptly curtailed.

  Returns and allowances increased to $23.85 million or 17.8% of revenues in Fiscal 1997 as compared to $5.17 million or 6.3% of revenues in the prior fiscal year. The increase was due largely to a problem in the middle part of the year with a chip on the DSVD modem that the Company's NewCom subsidiary sells. The problem necessitated returning the modems to the Company, reprogramming the chips, and then redistributing the modems to customers.

 Gross Margin and Net Loss

  Gross margin (gross profit as a percentage of gross revenues) for Fiscal 1997 was 17.6% as compared to 6.4% in Fiscal 1996. As total revenue increased, the Company experienced a corresponding improvement in EBITDA. The EBITDA for Fiscal 1997 was $3.7 million.

  The Company's net loss for Fiscal 1997 was $2.92 million compared to a net loss of $26.09 million in the prior fiscal year. This improvement was a result primarily of the prior year discontinuance of the Interactor and the improvement in the NewCom subsidiary, along with the improvement in the sound area. The improvement in the sound area is a result partially of the transformation of the operations of AuraSound and the introduction of new products into the marketplace.

  Certain fourth quarter events contributed to the loss in Fiscal 1997 as follows:

                                                                       MILLIONS
                                                                       --------
   a) Seasonal expenses during the fourth quarter.....................  $1.50
   b) Business focus, consolidation and sale of unprofitable
    operations........................................................   1.00
   c) Reserves increases for potential product obsolescence...........   2.26
                                                                        -----
     Total............................................................  $4.76

  The Company attends three major tradeshows throughout the year. Comdex in late November, CES in January and SAE in February. In particular the CES and SAE tradeshows have a bias effect on expenses by approximately $850,000 in the fourth quarter. In addition, due to the holiday season, NewCom advertisement expenses are biased in the fourth quarter by approximately $700,000. Thus, the Company spends approximately $1.5 million more on tradeshows and advertising in the fourth quarter than other quarters throughout the year.

  During Fiscal 1997, the Company acquired MYS Corporation and its subsidiaries in both Portland, Oregon and Malaysia. In August the Company acquired PSL of Kansas City, and in September, Revolver U.K. Ltd. in the United Kingdom. (See Sound related Products). During the fourth quarter the Company closed the Portland operation and moved the activities to El Segundo. Similarly during the fourth quarter the Company consolidated the Kansas City operation of PSL into the El Segundo operation by transferring personnel and converting the Kansas City operation into a warehouse for distribution in the midwest and central part of the country. The relocation of the Portland operation as well as the Kansas City operation have resulted in extra expenses and some personnel cuts. The combined operation of Portland and PSL incurred a loss of approximately $500,000 in the fourth quarter.

  Throughout the year the Company has focused its business into its four operating divisions (See Introduction). Part of this focus has been the consolidation of operations as described above and also the sale of operations that no longer fit into the Company's long term business strategy. During the fourth quarter the Company sold Delphi. The Delphi operation incurred a loss of approximately $900,000 for the year of which $500,000 was related to the fourth quarter. Subsequent to year end the Company has sold Aura Precision which incurred a loss of approximately $700,000 for the year and $250,000 in the fourth quarter.

  Aura Ceramics had experienced technical difficulties on a specific contract. This problem caused major delays in shipment during the second half of the year. The Company and the customer ultimately agreed to terminate the contract. Aura Ceramics incurred a loss of approximately $1.1 million for the year of which $500,000 was in the fourth quarter. The operation would have made approximately $300,000 in profit for the year after adjusting for the problem described.

  The Company's operation in Japan (see MYS Corporation) recorded income before tax for the year of approximately $800,000. The Company recorded approximately $520,000 provision for income tax in Japan during the fourth quarter.

  Due to the increase of the Company's business and in particular as it relates to consumer electronics, the Company in the fourth quarter increased its reserve for product obsolescence as well as a reserve for potential returns of merchandise.

 Cost of Goods and Overhead

  Cost of goods and overhead expenses increased from $71.85 million in Fiscal 1996 to $86.35 million in Fiscal 1997 as a result of the acquisition of MYS Corporation and the increase in the sale of the Company's products. The increase in sales required a corresponding increase in products and materials purchased to manufacture the Company's products and an increase in the overhead costs associated with the expanded operations. As a percentage of net revenues, cost of goods and overhead, expenses decreased in Fiscal 1997 to 78.5% from, 93.1% in the prior year.

 Research & Development

  Research and development costs for the Fiscal 1997 increased to $6.0 million from $5.2 million in Fiscal 1996. The Company continues its research and development in the areas of displays and micromachines, automotive applications of magnetics and sound systems. As a percentage of net revenues research and development expenses declined in Fiscal 1997 to 5.5% as compared to 6.8% in the prior year. During Fiscal 1997 the Company shifted from the research and development stage to the pre-production phase on a number of products.

 Selling, General & Administrative

  Selling and general and administrative expenses decreased to $18.54 million from $26.39 million in Fiscal 1996. The decline in Selling, General and Administrative expenses in Fiscal 1997 from Fiscal 1996 can be mostly attributed to the reduction in cost in advertisement expenses (approximately $2.7 million), reduction in bad debt (approximately $2.3 million), a reduction in the total tradeshows attended and the cost reduction associated with the major shows particularly the January 1997 CES in Las Vegas (approximately $1.2 million), reduction of consultants and changes in the composition of personnel (approximately $1.5 million). The total number of employees in Selling, General and Administrative functions increased during Fiscal 1997 from Fiscal 1996, however the payroll expense decreased due to the reduction of high salaried individuals. As a percentage of net revenues, SG&A for 1997 decreased to 16.9 % as compared to 34.2% for the prior year.

 Bad Debt Expense

  Bad debt expense in Fiscal 1997 decreased to $1.77 million from $4.1 million in Fiscal 1996. The prior year expense was adversely affected by customers declaring bankruptcy which resulted in writeoffs in the prior year of approximately $2.0 million.

 Interest Expense

  Net interest expense for Fiscal 1997 was $1.42 million as compared to net interest income of approximately $300,000 in the prior fiscal year. The decrease was due primarily to increased lines of credit that were utilized throughout the year.

 Fiscal 1996 as Compared to Fiscal 1995

  Gross revenues in Fiscal 1996 increased to $82,259,010 from $44,214,242 in Fiscal 1995. The increase was primarily due to sales of sound related products as well as computer related products. Sales of computer monitor products to a single unrelated third party were $20.6 million or 25.1% of revenues occurred in prior fiscal years. Interactor sales contributed approximately $3.0 million as compared to approximately $21.0 million in Fiscal 1995. Revenues from U.S. Government were negligible for both Fiscal 1995 and 1996. Revenues from development contracts in Fiscal 1996 were under $40,000 compared to $577,000 in Fiscal 1995. License fee revenues in Fiscal 1996 were approximately $2.3 million as compared to $5.8 million in Fiscal 1995. License agreements have a pronounced effect on operating results as associated direct costs are insignificant. At the same time, the nature of the transactions underlying these revenues means that such revenues are likely to be erratic and difficult to predict. For further information regarding sources of revenue, see "Business--Principal Sources of Revenue."

  The net loss for Fiscal 1996 was $26.09 million as compared to $2.65 million for Fiscal 1995. Approximately $17.0 million of the loss was due to the Interactor and $3.5 million of the loss was from the NewCom operation. The following table summarizes the main cost items of the Interactor.

                                                                        MILLIONS
                                                                        --------
     Advertising.......................................................  $ 5.5
     Trade Shows.......................................................    1.0
     Bad Debts.........................................................    2.5
     Warehouse and Shipping............................................    1.0
     Personnel.........................................................    4.7
     Asset Valuation...................................................    1.5
     Misc. Sale Expenses...............................................     .6
     Severance package.................................................     .2
                                                                         -----
       Total...........................................................  $17.0

  The loss from NewCom was mostly due to the inventory write-down and adjustment of approximately $2.0 million. The additional loss in NewCom was due to the Superbowl advertisement that cost approximately $600,000 to produce and $900,000 to air across the nation on T.V.

  The loss in Fiscal 1996 was mostly due to fourth quarter charges. The following table summarizes the main fourth quarter charges that contributed to the loss.

                                                                        MILLIONS
                                                                        --------
     Total Advertising.................................................  $ 7.0
     Trade Shows.......................................................    1.5
     Bad Debts.........................................................    4.1
     Returns and Allowances............................................    1.2
     Inventory Valuation...............................................    2.1
     Asset Valuation...................................................    1.9
     Research and Development..........................................    3.3
                                                                         -----
       Total...........................................................  $21.1

  Returns and allowances increased from $1,770,029, or 4% of gross revenues in Fiscal 1995 to $5,170,160, or 6.3% of gross revenues in Fiscal 1996.

  Cost of goods and overhead increased from $30,064,935 in Fiscal 1995 to $71,849,204 in Fiscal 1996 due principally to the increased amount of goods purchased to manufacture the Company's products.

  Research and development costs for Fiscal 1996 increased to $5,225,735 as the Company continued to focus its attention on developing new products to bring to market from $2,037,467 in Fiscal 1995. fourth quarter Research and Development expense of $3,304,017 primarily focused on automotive applications related to the FAS and SGS products.

  Selling, general and administrative expenses increased from $12,771,151 in Fiscal 1995 to $26,399,794 in Fiscal 1996 due partially to increased sales efforts advertising and increased bad debt write-offs.

  Bad debt expenses increased to approximately $4.1 million from $1.1 million. Of the bad debt expense, approximately $2.0 million was primarily a result of customers who declared bankruptcy during the fourth quarter (Vitel = $1.7 million). The Company also increased its allowance for doubtful accounts to approximately $2.0 million.

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

LIQUIDITY AND CAPITAL RESOURCES

  Net working capital decreased by $9,052,167 to $62,310,715 at Fiscal 1997 year end, with the current ratio decreasing to 2.5:1 from 4.4:1. The principal differences in the Company's accounts from February 29, 1996 to February 28, 1997 are a decrease in cash and equivalents of $14,788,010, an increase in receivables of $16,231,134, an increase in inventories of $9,963,332 and an increase in accounts payable and accrued expenses of $7,807,383.

  The Company's cash balances were $7,112,354 at February 28, 1997, $21,900,364 at February 29, 1996 and $3,827,500 at February 28, 1995.

  The net cash used in operating activities of $14,907,299 decreased by $21,496,850 due primarily to the reduction in the loss incurred and the increase in accounts payable, offset partially by an increase in the level of accounts receivable and inventories.

  The level of inventories has increased due to the expanding product base of the Company and the need to have parts available to manufacture different items, such as the Bass Shaker, speakers, multimedia kits, modems and other computer peripherals as required.

  In Fiscal 1997 the Company invested $7.2 million in various joint-ventures, compared to $2.6 million in the prior year. In Fiscal 1997 the Company formed a joint venture for simulators with a group in Europe. The Company contributed approximately $3.8 million of assets, consisting of 6 DOF (6 Degree of Freedom) and 2 DOF simulators and related hardware for a 40% equity in the joint venture. The $3.8 million contribution is included in the $7.2 million above. Through Fiscal 1997 the Company invested $4,655,000 in Telemac Cellular Corp. The Company has also invested approximately $853,000 in Aquajet Corp. which it plans to use as a testing ground for the Company's engine component products. The Company chose this investment in order to provide a harsh engine environment for the testing of these products.

  In Fiscal 1997, the Company raised $1,501,500 through the sale of stock, $600,000 from the exercise of warrants and $35,000 from the exercise of stock options. The Company also received net proceeds of $24,841,239 from the issuance of convertible notes payable. In addition, the Company issued 748,860 shares of stock valued at $2,314,626 in conjunction with the acquisition of three subsidiaries.

  In March 1997 the Company completed a private placement under Section 4(2) of the Securities Act of 1933 of $15 million of its unsecured notes (the "Notes"). The Notes bear interest at the rate of 8% per annum and are due in 1999. The Notes are convertible into Common Stock in accordance with a specified formula, and they are redeemable by the Company upon payment of the applicable redemption premium.

  Spending for property and equipment amounted to $22,855,000 in Fiscal 1997, $7,301,729 in Fiscal 1996, and $5,577,858 in Fiscal 1995. Of the Fiscal 1997,
1996 and 1995 amounts, $16,539,899, $363,274 and $257,246 respectively was due to the manufacture of tooling and the remainder was due to the expansion of facilities and purchases of equipment which was necessary in connection with research and development activities, services performed under various subcontracts and manufacturing requirements.

  The Company's cash flow generated from operating activities has not always been sufficient to fund its working capital needs. In the past, the Company has relied upon external sources of financing to maintain its liquidity, principally private and bank indebtedness and equity financing. No assurances can be provided that these funding sources will be available in the future. The Company currently intends that funding required for future growth, operations or any joint ventures entered into would occur through a combination of existing working capital, operating profits, bank credit lines, equity and favorable financial terms from vendors.

  As previously mentioned, the nature of the Company's business has shifted from predominantly government funded development to design and manufacture of commercial products. In Fiscal 1998, the Company expects its results to be favorably impacted by expanded speaker manufacturing activities, the expansion of selling activities of the Company's Bass Shaker, and the bringing to market of the Company's automotive products. Additionally, computer related products sold by the Company's subsidiary, NewCom, Inc., are expected to increase as vendor relationships and supply lines become more fully developed. The extent of manufacturing undertaken by the Company versus the use of subcontractors or joint venture partners will influence the level of capital required for future expansion. Going forward the Company intends to focus on its four core businesses: Sound, Automotive, Displays and Computer products.

  Current fixed monthly expenses corporate wide, average approximately $2,300,000, principally for labor, overhead, travel and professional fees.

  The Company leases space located in El Segundo, Westlake Village, Van Nuys, and Otay Mesa, all in California and in New Hope, Minnesota, and Nashville, Tennessee. Minimum monthly rents under the leases approximate $55,000. Rent expense was approximately $1,350,000, for Fiscal 1997, $905,000 for Fiscal 1996, and $525,000 for Fiscal 1995. Assuming no lease termination's or lease extensions, rent expense is expected to be approximately $650,000 for Fiscal 1998, $680,000 for Fiscal 1999, and $570,000 for Fiscal 2000. The Company has no other material long-term capital commitments.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

  In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings per Share." The statement is effective for financial statements for periods ending after December 15, 1997, and changes the method on which earnings per share will be determined. Adoption of this statement by the Company will not have a material impact on earnings per share.

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

             NAME           AGE               POSITION WITH THE COMPANY
             ----           ---               -------------------------
   DIRECTORS
   Zvi Kurtzman............  50 CEO/President
   Arthur J. Schwartz,
    Ph.D...................  49 Executive Vice President, Technology Committee
   Cipora Kurtzman Lavut...  41 Senior Vice President, Corporate Communications
   Neal B. Kaufman.........  52 Senior Vice President
   Harvey Cohen............  64 Director, member of Audit and Compensation Committees
   Norman Reitman..........  74 Director, member of Audit and Compensation Committees
   Anthony T. Cascio.......  47 Director
   OTHER EXECUTIVE OFFICERS AND KEY EMPLOYEES
   Steven C. Veen..........  41 Senior Vice President--Chief Financial Officer
   Gregory Um, Ph.D........  49 President Aura Display
   Keith O. Stuart.........  41 President Tech Center
   Ronald J. Goldstein.....  56 President Aura Automotive
   Gerald S. Papazian......  41 Senior Vice President--Administration
   Sultan Khan.............  52 President NewCom
   Jacob Mail..............  47 Vice President Operations Planning
   Yoshikazu Masayoshi.....  56 President MYS Corporation

  ZVI KURTZMAN has been the CEO/President and a director of the Company since February 1987 and devotes his full time to the Company. Mr. Kurtzman has served as the President of Innovative Information Services, Inc. (IIS), whose business was primarily computer assisted control systems, since 1982 and served as Cyphermaster, Inc. (CMI), a computer software company, President from 1984 to 1988. IIS and CMI are wholly owned subsidiaries of the Company. Mr. Kurtzman has also served as a director of IIS and CMI since 1982 and 1984, respectively. Mr. Kurtzman obtained his B.S. and M.S. degrees in physics from California State University, Northridge in 1970 and 1971, respectively, and completed all course requirements for a Ph.D. in theoretical physics at the University of California, Riverside. He was employed as a senior scientist with the Science Applications International Corp. a scientific research company in San Diego, from 1984 to 1985 and with Hughes Aircraft Company, a scientific and aerospace company, from 1983 to 1984. Prior thereto, Mr. Kurtzman was a consultant to major defense subcontractors in the areas of computers, automation and engineering. For information regarding certain legal proceedings to which Mr. Kurtzman was a party, see "Legal Proceedings-- Securities and Exchange Commission Settlement."

  ARTHUR J. SCHWARTZ, PH.D. has been the Executive Vice President and director of the Company since February 1987 and the Executive Vice President and a director of CMI since 1984. Dr. Schwartz devotes his full time to the Company. In addition, Dr.ESchwartz was appointed President of IIS in 1988 after having served as its Executive Vice President since 1984. Dr. Schwartz has also served as a director of IIS since 1984. Dr. Schwartz obtained his M.S. degree in physics from the University of Chicago in 1971 and a Ph.D. in physics from the University of Pittsburgh in 1978. Dr. Schwartz was employed as a Technical Director with Science Applications International Corp., a scientific research company in San Diego, California from 1983 to 1984 and was a senior physicist with Hughes Aircraft Company, a scientific and aerospace company, from 1980 to 1984.

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

  NORMAN REITMAN has been a director of the Company since January 1989. Mr. Reitman currently serves as an independent consultant to Kroll Associates, Inc. an international investigative firm. Mr. Reitman obtained his B.B.A. degree in business administration from St. Johns University in 1946 and became licensed as a public accountant in New York in 1955. Mr. Reitman is the retired Chairman of the Board and President of Norman Reitman Co., Inc., insurance auditors, where he served from 1979 until June 1990. Mr. Reitman was a senior partner in Norman Reitman Co., a public accounting firm, where he served from 1952 through 1979. Mr. Reitman served on the Board of Directors and was a Vice President of American Family Life Assurance Co., a publicly held insurance company, from 1966 until April 1991.

  ANTHONY T. CASCIO has been a director of the Company since August, 1994. Mr. Cascio served as Vice President, Intellectual Property from 1991 and as General Counsel from 1995 until March 1997, at which time Mr. Cascio returned to the private practice of law. Mr. Cascio currently serves as Aura's outside patent counsel. Prior to joining the Company, Mr. Cascio was an Associate in the law firm of Poms, Smith, Lande & Rose, Los Angeles, where he provided patent services for the Company. Other positions held by Mr. Cascio in the past were Technology Counsel, Tandem Computers Incorporated, a computer company in Cupertino and as an attorney with the law firm of Fitch, Even, Tabin & Flannery (now McCubbery, Bartels, Meyer & Ward) San Francisco. Mr. Cascio's law degree is from John Marshall School of Law, Chicago, and he is licensed to practice in both California and Illinois. Mr. Cascio also has a Masters of Science Degree in Electrical Engineering from the University of California, Santa Barbara and a Bachelors Degree in Electrical Engineering from the University of Illinois, Urbana.

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

  GREGORY UM, PH.D. is President of the Display Division. Dr. Um is in charge of transforming technological ideas into commercial products. Dr. Um has 15 years of experience in project management and industrial technical experience in the fields of scene projection systems, sensor systems and analysis signal processing algorithms, wavefront sensors, high energy laser pointing and tracking systems, physics of thermodynamics and thermal properties. He is the principal inventor of the Aura Systems scene projectors and has directed all of the scene projector development efforts within the company. Prior to joining Aura. Dr. Um was a Senior Scientist at Hughes Aircraft Co., a scientific and aerospace company, with major achievements in the areas of sensors, optics, and algorithms. Dr. Um has over 20 professional publications.

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

  GERALD S. PAPAZIAN currently serves as the Company's Senior Vice President of Administration. He has been with Aura Systems for over eight years and has been involved in the day-to-day operations of the Company with direct responsibility for contract administration, purchasing, inventory control, logistics, warehousing, shipping and receiving and human resources. He joined the Company in August 1988 from Bear, Stearns & Co., an investment banking firm, where he served from 1986 as Vice President, Corporate Finance. His responsibilities there included valuation of companies for potential financing, merger or acquisition. Prior to joining Bear Stearns, Mr. Papazian was an Associate in the New York law firm of Stroock & Stroock & Lavan, where he specialized in general corporate and securities law with the extensive experience in public offerings. His educational qualifications include a BA, Economics (magna cum laude) from the University of Southern California in 1977 and a JD and MBA from the University of California, Los Angeles in 1981. He currently serves as a trustee of the University of Southern California.

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

  YOSHIKAZU MASAYOSHI is President of MYS Corporation, joining the Company in Fiscal 1997 as part of Aura's acquisition of MYS and its subsidiaries. Mr. Masayoshi has been with MYS since its founding in 1986 and has, during that time, extended the Japan based R&D center and created the MYS factory in Malaysia. Prior to joining MYS, he served as the Senior Vice President of Jyoto Works Co., Ltd., from 1963 to 1986, where he marketed speaker components to loudspeaker manufacturers worldwide. Mr. Masayoshi holds a B.A. from Kinki University of Osaka, Japan.

FAMILY RELATIONSHIPS

  CIPORA KURTZMAN LAVUT, a Senior Vice President and director, is the sister of Zvi Kurtzman, who is the CEO/President and a director of the Company. Jacob Mail, Vice President, Operational Planning is a first cousin of Cipora Kurtzman Lavut and Zvi Kurtzman. There are no other family relationships between any director or executive officer.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

  Section 16(a) of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's officers and directors, and beneficial owners of more than ten percent of the Common Stock, to file with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc. reports of ownership and changes in ownership of the Common Stock. Copies of such reports are required to be furnished to the Company. Based solely on its review of the copies of such reports furnished to the Company, or written representations that no reports were required, the Company believes that during its fiscal year ended February 28, 1997, all filing requirements applicable to its officers, directors, and ten percent beneficial owners were satisfied.

DELINQUENT SEC FILINGS

None

ITEM 11. EXECUTIVE COMPENSATION

CASH COMPENSATION FOR EXECUTIVES

  The following table summarizes all compensation paid to the Company's Chief Executive Officer, and to the four most highly compensated executive officers of the Company other than the Chief Executive Officer whose total compensation exceeded $100,000 during the fiscal year ended February 28, 1997.

                          SUMMARY COMPENSATION TABLE

                                   ANNUAL          LONG TERM
                                COMPENSATION  COMPENSATION AWARDS
                                ------------- -------------------
NAME AND                                                            ALL OTHER
PRINCIPAL POSITION              YEAR  SALARY     OPTIONS/SARS     COMPENSATION*
------------------              ---- -------- ------------------- -------------
Zvi Kurtzman................... 1997 $212,549           0            $1,839
 President and CEO              1996  191,791           0
                                1995  155,673           0
Arthur J. Schwartz, Ph.D. ..... 1997 $163,971           0            $1,965
 Executive Vice President       1996  153,216           0
                                1995  141,220           0
Neal B. Kaufman................ 1997 $151,654           0            $1,921
 Senior Vice President          1996  146,350           0
                                1995  140,342           0
Gregory Um, Ph.D............... 1997 $150,596           0            $1,712
 President, Aura Display        1996  123,210           0
                                1995  119,579           0
Yoshikazu Masayoshi............ 1997 $270,000           0            $    0
 President, MYS Corporation     1996        0           0
                                1995        0           0

--------
 * Such compensation consisted of total Company contributions made to the plan account of each individual pursuant to the Company's Employees Stock Ownership Plan during the fiscal year ended February 28, 1997. See "EXECUTIVE COMPENSATION--EMPLOYEES STOCK OWNERSHIP PLAN".

  No cash bonuses or restricted stock awards were granted to the above individuals during the fiscal years ended February 28, 1997, February 29, 1996 and February 28, 1995 Effective December 1992, the Company elected to begin to compensate non-officer directors at the rate of $5,000 per year.

  The following table summarizes certain information regarding the number and value of all options to purchase Common Stock of the Company held by the Chief Executive Officer and those other executive officers named in the Summary Compensation Table.

              AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                     AND FISCAL YEAR-END OPTION/SAR VALUES

                               NUMBER OF UNEXERCISED     VALUE OF UNEXERCISED
                              OPTIONS/SARS AT FISCAL     IN-THE-MONEY OPTIONS/
NAME                                 YEAR END          SARS AT FISCAL YEAR END*
----                         ------------------------- -------------------------
                             EXERCISABLE UNEXERCISABLE EXERCISABLE UNEXERCISABLE
                             ----------- ------------- ----------- -------------
Zvi Kurtzman................   400,000      70,000      $187,125       $  0
Arthur Schwartz.............   275,000      40,000      $ 87,325       $  0
Neal Kaufman................   248,000      22,000      $ 87,325       $  0
Cipora Kurtzman Lavut.......   275,000      40,000      $ 87,325       $  0
Gregory Um..................   336,000      84,000      $      0       $  0
Yoshikazu Masayoshi.........         0           0      $      0       $  0

--------
 * Based on the average high and low reported prices of the Company's Common Stock on the last day of the fiscal year ended February 28, 1997.

  No options were exercised by the above individuals during the fiscal year ended February 28, 1997.

STOCK OPTIONS

  1987 Stock Option Plan. Aura's 1987 Stock Option Plan for Non-Employee Directors (the "Directors Option Plan") was adopted by the Company in 1987. The Directors Option Plan is administered by an option committee of the Board of Directors (the "Committee") and provides that options granted under the Directors Option Plan will be non-statutory stock options. The maximum number of shares of Common Stock available for grant under the Directors Option Plan is 500,000 shares. As of March 1, 1996, no shares remained available for future grants under the Directors Option Plan.

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

  1989 Stock Option Plan. Aura's 1989 Stock Option Plan (the "Option Plan") was adopted by the Board of Directors effective March 1, 1989 and was approved by the stockholders on August 16, 1989. The Option Plan is administered by an option committee of two or more persons selected by the Board of Directors (the "Option Committee") and provides that options granted under the Option Plan will be non-statutory stock options. The maximum number of shares of Common Stock available for grant under the Option Plan is equal to the greater of 8% of Aura's outstanding Common Stock from time to time or 4,170,000 shares.

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

  No options were granted under the Option Plan in Fiscal 1997. No options to purchase shares were exercised under the Option Plan in Fiscal 1997.

EMPLOYEES STOCK OWNERSHIP PLAN

  The Company sponsors an Employees Stock Ownership Plan (the "Plan") which constitutes an individual account plan as defined in Section 3(34) of the Employee Retirement Income Security Act of 1974, as amended, and is intended to qualify as a stock bonus plan under Section 401(a) of the Internal Revenue Code of 1986, as amended (the "Code"). Part of the Plan also constitutes an employee stock ownership plan under Section 4975(e)7 of the Code and the other part of the plan constitutes a cash or deferred arrangement under Section 401(k) of the Code. Each participant in the Plan may elect to defer a percentage of his compensation and have the Company contribute it to the Plan for his benefit. If a participant chooses to have the Company make such "Deferral Contributions" for his benefit, the Company will also make "Matching Contributions" as described below. The Company may also make "Vested Discretionary Contributions" and "Employees Stock Ownership Contributions" for the benefit of participants as described below. An individual account will be maintained in the Plan for each participant to reflect his interest in the Plan. Each participant's benefit under the Plan, subject to the vesting rules described below, is equal to the contributions allocated to the participant's account, plus earning and forfeitures by other participants; and minus losses of the Plan which are allocated to the participant's account. Benefits from the Plan are generally distributable to a participant upon his retirement, total disability, death or termination of employment with the Company. Any subsidiary of the Company may adopt the Plan with the consent of the Company. Employees of the Company who were employed on March 1, 1989 are eligible to participate in the Plan and new entrants may participate on quarterly entry dates of March 1, June 1, September 1, and January 1 after 90 days of continuous service.

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

  The Company will make a Matching Contribution of $.20 for each $1.00 of Deferral Contributions made by a participant which do not exceed 7% of his compensation. Matching Contributions and earnings thereon are fully vested and nonforfeitable at all times. For the fiscal year ended February 28, 1997, the Company made Matching Contributions to the accounts of all participants in the amount of $42,750.

  The Company may make Employees Stock Ownership Contributions to the Plan in an amount determined in the Company's discretion, which will be allocated to participants who are employed by the Company on the last day of the fiscal year. For the fiscal year ended February 28, 1997, the Company made no Employees Stock Ownership Contributions to the Plan. The Plan provides for vesting at the rate of 20% for each fiscal year of service completed by participants.

  The Company has not yet made any Vested Discretionary Contributions for the fiscal year ended February 28, 1997. The Company intends to make such Vested Discretionary Contributions only if necessary to satisfy certain requirements of the Code. If the Company makes such Vested Discretionary Contributions, such contributions will be allocated to participants who complete 1,000 hours of service with the Company during the fiscal year and who were employed by the Company on the last day of the fiscal year. Such Vested Discretionary Contributions are fully vested and at all times.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

  The Compensation Committee is comprised of outside directors Messrs. Norman Reitman and Harvey Cohen. Decisions regarding compensation of executive officers for the fiscal year ended February 29, 1997 were made by Zvi Kurtzman, President of the Company, after review and consultation with the Committee. Decisions regarding option grants under the 1989 Option Plan for fiscal year ended February 28, 1997 were made by the Option Committee, which consist of [Thomas Wiley and Dana Bonda;] individuals who are not members of the Board of Directors or affiliated with the Company, after recommendations by Mr. Kurtzman.

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

                                          SHARES OF               PERCENT OF
                                         COMMON STOCK            COMMON STOCK
                NAME                  BENEFICIALLY OWNED      BENEFICIALLY OWNED
                ----                  ------------------      ------------------
Zvi (Harry) Kurtzman.................     1,674,896(1)(2)             2.1%
Arthur J. Schwartz...................     1,389,062(1)(3)(4)          1.8%
Cipora Kurtzman Lavut................     1,306,382(5)                1.7%
Neal B. Kaufman......................     1,371,434(1)(9)             1.7%
Gregory Um...........................       458,542(7)                  *
Norman Reitman.......................       607,142(6)                  *
Harvey Cohen.........................       393,942(8)                  *
Anthony T. Cascio....................       278,965(10)                 *
Yoshikazu Masayoshi..................       283,455(11)                 *
All executive officers and directors
 as a group (15 persons).............     8,426,571                  10.9%

--------
 * Less than 1% of outstanding shares.

(1) Includes 175,000 shares held of record by Advanced Integrated Systems,
    Inc.

(2) Includes 400,000 shares which may be purchased pursuant to options and convertible securities exercisable within 60 days of May 31, 1997.

 (3) Includes 275,000 shares which may be purchased pursuant to options and convertible securities exercisable within 60 days of May 31, 1997.

 (4) Includes 32,000 shares held by Dr. Schwartz as custodian for his children, to which Dr. Schwartz disclaims any beneficial ownership.

 (5) Includes 275,000 shares which may be purchased pursuant to options exercisable within 60 days of May 31, 1997.

 (6) Includes 365,000 shares which may be purchased pursuant to options exercisable within 60 days of May 31, 1997 and 12,500 shares owned by Mr. Reitman's wife, as to which 12,500 shares he disclaims any beneficial ownership.

 (7) Includes 336,000 shares which may be purchased pursuant to options exercisable within 60 days of May 31, 1997.

 (8) Includes 155,000 shares beneficially owned, of which 145,000 shares may be purchased pursuant to options and convertible securities within 60 days of May 31, 1997. In connection with his investment advisory business, this amount also includes 31,250 shares and 207,692 shares which may be purchased upon conversion of 7% Secured Convertible Notes over which Mr. Cohen has voting and investment control and as to which Mr. Cohen disclaims beneficial ownership.

 (9) Includes 248,000 shares which may be purchased pursuant to options and convertible securities exercisable within 60 days of May 31, 1997.

(10) Includes 266,000 shares which may be purchased pursuant to options exercisable within 60 days of May 31, 1997.

(11) Includes 283,455 shares which were received as part of the MYS acquisition purchase consideration.

  The mailing address for each of these individuals is c/o Aura Systems, Inc., 2335 Alaska Avenue, El Segundo, CA 90245.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

 Business Consulting Agreement

  Since 1996 Norman Reitman, a Director of the Company has been retained by the Company as a part-time business consultant. Mr. Reitman currently receives a consulting fee of $12,500 per quarter and the engagement is terminable at any time by the Company.

 Legal Consulting Agreement

  In April 1997, the Company retained Anthony T. Cascio as its outside patent counsel, and furnished Mr. Cascio with a $100,000 retainer, which amount is credited against legal services billed by Mr. Cascio at an agreed hourly rate. Mr. Cascio is a Director of the Company and was its General Counsel until his resignation in March, 1997.

 Officer Loans

  During Fiscal 1997, Zvi (Harry) Kurtzman, Arthur J. Schwartz, Ph.D. and Cipora Kurtzman Lavut were indebted to the Company for the loans described below. These were interest bearing at a rate of 9% and were fully collateralized by a combination of stock and a certificate of deposit. They were made in the second and third quarters of Fiscal 1997. Repayment started in the third quarter and by January 8, 1997 the Company was repaid in full for both principal and interest. The Loans were approved and ratified by all disinterested board members.

  The Company loaned Ms. Lavut $131,000 during the second quarter and an additional $682,055 during the third quarter. In the fourth quarter the entire principal amount plus interest was fully paid. Ms. Lavut is a Senior Vice President of the Company and a member of the Board of Directors.

  The Company loaned Dr. Schwartz $180,000 during the second quarter and an additional $95,000 during the third quarter. In the fourth quarter the entire principal amount plus interest was fully paid. Dr. Schwartz is the Executive Vice President of the Company and is a member of the Board of Directors.

  The Company loaned Mr. Kurtzman $59,000 during the second quarter and an additional $425,285 during the third quarter. Also during the third quarter Mr. Kurtzman paid back $6,000 of the loan. In the fourth quarter the remaining balance of the principal amount plus interest was fully paid. Mr. Kurtzman is President and Chief Executive Officer of the Company and Chairman of the Board.

                                    PART IV

ITEM 14. FINANCIAL STATEMENTS, SCHEDULES, REPORTS ON FORM 8-K AND EXHIBITS

  (a) Documents filed as part of this Form 10-K:

1. Financial Statements

  See Index to Consolidated Financial Statements

2. Financial Statement Schedules

  See Index to Consolidated Financial Statements

3. Exhibits

  See Exhibit Index

  (b) Reports on Form 8-K

  There were no reports on Form 8-K filed by the Registrant in the last quarter of Fiscal 1997.

                               INDEX TO EXHIBITS

 EXHIBIT
   NO.                                 DESCRIPTION
 -------                               -----------
  3.1    Certificate of Incorporation of Registrant.(1)
  3.2    Bylaws of Registrant.(1)
 10.1    Aura Systems, Inc. 1987 Stock Option Plan for Non-Employee
         Directors.(1)
 10.2    Form of Aura Systems, Inc. Non-Statutory Stock Option Agreement.(1)
 10.3    Deed of Trust and Assignment of Rents, dated as of February 27, 1989, by the Registrant in favor of Chicago Title Insurance Company, as
         Trustee, for the benefit of City National Bank.(2)
 10.4    Indenture, dated as of March 1, 1989, between the Registrant and
         Interwest Transfer Co., Inc. as Trustee, relating to the 7% Secured
         Convertible Non-Recourse Notes due 1999.(2)
 10.5    Form of 7% Secured Convertible Non-Recourse Notes due 1999.(2)
 10.6    Deed of Trust, Assignment of Leases and Rents and Fixture Filing,
         dated as of March 1, 1989, by the Registrant in favor of Ticor Title
         Insurance Company, as Trustee, for the benefit of Interwest Transfer
         Co., Inc., as trustee under the Indenture.(2)
 10.7    Form of 7% Secured Convertible Non-Recourse Note due 2000.(3)
 10.8    1989 Stock Option Plan.(4)
 10.9    Joint Development and License Agreement, dated August 24, 1992, between the Registrant and Daewoo Electronics Co., Ltd.(5)
 10.10   Agreement, dated September 23, 1993, between the Registrant and
         Burlington Technopole SDN. BHD.(6)
 10.11   Dedicated Supplier Agreement, dated December 2, 1993, between the
         Registrant and Daewoo Electronics Co., Ltd.(7)
 10.12   Form of 7% Secured Convertible Non-Recourse Note due 2002.(8)
 10.13   Agreement dated July 19, 1995 between the Company and K&K Enterprises.
 10.14   Agreement dated July 19, 1995 between the Company and K&K Enterprises.
 10.15   Agreement dated July 12, 1995 between the Company and K&K Enterprises.
 10.16   Agreement dated July 12, 1995 between the Company and K&K Enterprises.
 10.17   Stock Purchase and Sale Agreement dated April 30, 1996 between the
         Company and MYS Corporation(9)
 10.18   Joint Venture Agreement dated July 26, 1995 between the Company and
         Microbell(9)
 21.1    Aura Systems, Inc. and Subsidiaries
 23.1    Consent of Parnell Kerr Forster
 27      Financial Data Schedule

--------
(1) Incorporated by reference to the Exhibits to the Registration Statement on Form S-1 (File No. 33-19530).

(2) Incorporated by reference to the Exhibits in the Registrant's Current Report on Form 8-K dated March 24, 1989 (File No. 0-17249).

(3) Incorporated by reference to the Exhibits to Post-Effective Amendment No. 2 to the Registration Statement on Form S-1 (File No. 33-27164).

(4) Incorporated by reference to the Exhibits to the Registration Statement on Form S-8 (File No. 33-32993).

(5) Incorporated by Reference to the Exhibit to the Registration Statement on Form S-1 (File No. 35-57 454).

(6) Incorporated by reference to the Registrants Current Report in Form 10-Q dated November 30, 1993.

(7) Incorporated by reference to the Exhibits to the Registration Statement on Form S-1 (File No. 33-57454).

(8) Incorporated by reference to the Exhibits to the Registrant's Annual Report Form 10-K for the fiscal year ended February 28, 1994 (File No. 0-172-49).

(9) Incorporated by reference to the Registrant's Annual Report Form 10-K for the fiscal year ended February 29, 1996 (File No. 0-172-49)

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 13, 1997                      AURA SYSTEMS, INC.

                                          By:      /s/ Zvi Kurtzman
                                             ----------------------------------
                                                      Zvi Kurtzman
                                                        President

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----
    /s/ Zvi Kurtzman                 President and Director          June 13, 1997
____________________________________ (Principal Executive
   Zvi Kurtzman                      Officer)
    /s/ Steven C. Veen               Senior Vice President,          June 13, 1997
____________________________________ Chief Financial Officer
   Steven C. Veen                    (Principal Financial and
                                     Accounting Officer)
   /s/ Arthur J. Schwartz            Executive Vice President        June 13, 1997
____________________________________ and Director
   Arthur J. Schwartz
     /s/ Neal Kaufman                Senior Vice President and       June 13, 1997
____________________________________ Director
   Neal Kaufman
  /s/ Cipora Kurtzman Lavut          Senior Vice President and       June 13, 1997
____________________________________ Director
   Cipora Kurtzman Lavut
    /s/ Norman Reitman               Director                        June 13, 1997
____________________________________
   Norman Reitman
    /s/ Harvey Cohen                 Director                        June 13, 1997
____________________________________
   Harvey Cohen
                                     Director
____________________________________
   Anthony Cascio

                      AURA SYSTEMS, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors' Report on Consolidated Financial Statements
 and
 Financial Statement Schedule......................................     F-2
Consolidated Financial Statements of Aura Systems, Inc. and
 Subsidiaries:
  Consolidated Balance Sheets-February 28, 1997 and February 29,
   1996............................................................     F-3
  Consolidated Statements of Operations-Years ended February 28,
   1997,
   February 29, 1996 and February 28, 1995.........................     F-4
  Consolidated Statements of Stockholders' Equity-Years ended
   February 28, 1997,
   February 29, 1996 and February 28, 1995.........................     F-5
  Consolidated Statements of Cash Flows-Years ended February 28,
   1997,
   February 29, 1996 and February 28, 1995......................... F-6 to F-7
  Notes to Consolidated Financial Statements....................... F-8 to F-21
Consolidated Financial Statement Schedule:
  Schedule II--Valuation and Qualifying Accounts...................    F-22

  Schedules other than those listed above are omitted because they are not required or are not applicable, or the required information is shown in the respective consolidated financial statements or notes thereto.

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of
 Aura Systems, Inc.
El Segundo, California

  We have audited the consolidated balance sheets of Aura Systems, Inc. and subsidiaries as of February 28, 1997, and February 29, 1996 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years ended February 28, 1997 and the related financial statement schedule listed in the accompanying Index at item 14. These consolidated financial statements, and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aura Systems, Inc. and subsidiaries as of February 28, 1997, and February 29, 1996 and the results of their operations and their cash flows for each of the three years ended February 28, 1997, and the financial statement schedule presents fairly, in all material respects, the information set forth therein, all in conformity with generally accepted accounting principles.

                                       /s/ Pannell Kerr Forster
                                       Certified Public Accountants
                                       A Professional Corporation
Los Angeles, California 90017
June 11, 1997

                      AURA SYSTEMS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                    FEBRUARY 28,  FEBRUARY 29,
                                                        1997          1996
                                                    ------------  ------------
                      ASSETS
                      ------
CURRENT ASSETS:
 Cash and equivalents.............................. $  7,112,354  $ 21,900,364
 Receivables, net..................................   53,743,698    37,512,564
 Inventories and contracts in process..............   33,847,296    23,883,964
 Prepayments to vendors............................    7,695,268     8,463,236
 Other current assets..............................      391,361       793,824
                                                    ------------  ------------
  Total current assets.............................  102,789,977    92,553,952
                                                    ------------  ------------
PROPERTY AND EQUIPMENT, AT COST....................   52,867,243    30,012,084
 Less accumulated depreciation and amortization....   (9,676,454)   (6,698,849)
                                                    ------------  ------------
  Net property and equipment.......................   43,190,789    23,313,235
JOINT VENTURES.....................................   10,210,872     3,002,225
LONG-TERM INVESTMENTS..............................    6,534,498     4,165,000
LONG TERM RECEIVABLES..............................    6,974,242     4,414,344
PATENTS, NET.......................................    2,905,870     2,294,059
DEFERRED CHARGES, NET..............................      503,545     1,376,506
GOODWILL, NET......................................    6,540,990        63,125
OTHER ASSETS.......................................    2,877,616     2,898,122
                                                    ------------  ------------
  Total............................................ $182,528,399  $134,080,568
                                                    ============  ============
       LIABILITIES AND STOCKHOLDERS' EQUITY
       ------------------------------------
CURRENT LIABILITIES:
 Notes payable..................................... $ 14,859,567  $  3,378,758
 Accounts payable..................................   23,716,251    16,247,434
 Accrued expenses..................................    1,903,444     1,564,878
                                                    ------------  ------------
  Total current liabilities........................   40,479,262    21,191,070
                                                    ------------  ------------
NOTES PAYABLE AND OTHER LIABILITIES ...............    4,458,650     2,063,492
                                                    ------------  ------------
CONVERTIBLE NOTES-SECURED..........................    3,662,900     3,662,900
                                                    ------------  ------------
CONVERTIBLE NOTES-UNSECURED........................    8,450,000     8,000,000
                                                    ------------  ------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
 Common stock par value $.005 per share and
  additional paid in capital. Issued and
  outstanding 76,481,666 and 62,222,438 shares
  respectively.....................................  196,039,793   166,845,201
 Accumulated deficit...............................  (70,562,206)  (67,682,095)
                                                    ------------  ------------
  Total stockholders' equity.......................  125,477,587    99,163,106
                                                    ------------  ------------
  Total............................................ $182,528,399  $134,080,568
                                                    ============  ============

          See accompanying notes to consolidated financial statements.

                      AURA SYSTEMS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
     YEARS ENDED FEBRUARY 28, 1997, FEBRUARY 29, 1996 AND FEBRUARY 28, 1995

                                           1997          1996         1995
                                       ------------  ------------  -----------
GROSS REVENUES........................ $133,802,370  $ 82,259,010  $44,214,242
LESS RETURNS AND ALLOWANCES...........  (23,852,168)   (5,170,160)  (1,770,029)
                                       ------------  ------------  -----------
 NET REVENUES.........................  109,950,202    77,088,850   42,444,213
COST OF GOODS AND OVERHEAD............   86,350,828    71,849,204   30,064,935
                                       ------------  ------------  -----------
GROSS PROFIT..........................   23,599,374     5,239,646   12,379,278
                                       ------------  ------------  -----------
EXPENSES:
 Research and development.............    6,022,586     5,225,735    2,037,467
 Selling, general and administrative
  expenses............................   18,542,840    26,399,794   12,771,151
                                       ------------  ------------  -----------
  Total expenses......................   24,565,426    31,625,529   14,808,618
                                       ------------  ------------  -----------
(LOSS) FROM OPERATIONS................     (966,052)  (26,385,883)  (2,429,340)
OTHER (INCOME) AND EXPENSES
 Gain on sale of Delphi assets........     (250,000)           --           --
 Currency transaction loss............      218,283            --           --
 Interest income......................     (475,758)     (647,717)    (123,721)
 Interest expense.....................    1,891,692       348,924      344,260
                                       ------------  ------------  -----------
(LOSS) BEFORE TAXES...................   (2,350,269)  (26,087,090)  (2,649,879)
Provision for taxes...................      570,484            --           --
                                       ------------  ------------  -----------
NET (LOSS)............................ $ (2,920,753) $(26,087,090) $(2,649,879)
                                       ============  ============  ===========
NET (LOSS) PER COMMON SHARE........... $       (.04) $       (.48) $      (.07)
                                       ============  ============  ===========
WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES...............................   68,433,521    53,860,527   37,217,673
                                       ============  ============  ===========


          See accompanying notes to consolidated financial statements.

                      AURA SYSTEMS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
     YEARS ENDED FEBRUARY 28, 1997, FEBRUARY 29, 1996 AND FEBRUARY 28, 1995

                             COMMON STOCK
                          --------------------
                                                 ADDITIONAL
                                                  PAID-IN     ACCUMULATED
                            SHARES     AMOUNT     CAPITAL       DEFICIT        TOTAL
                          ----------  --------  ------------  ------------  ------------
Balances at February 28,
 1994...................  33,824,000  $169,119  $ 55,580,862  $(37,674,188) $ 18,075,793
Private placements, net
 of issuance cost.......   8,416,434    42,083    36,087,123            --    36,129,206
Issuance to ESOP........      25,639       128       187,845            --       187,973
Secured notes payable
 converted..............     292,093     1,460       978,540            --       980,000
Exercise of warrants....      45,000       225       224,775            --       225,000
Exercise of stock
 options................     206,000     1,030       789,422            --       790,452
Stock issued for non
 cash items.............     165,000       825       921,797            --       922,622
Shares cancelled........    (100,000)     (500)     (576,250)           --      (576,750)
Stock issued to acquire
 assets.................     199,468       997     1,417,505            --     1,418,502
Increase to deficit-AMS
 consolidation..........          --        --            --    (1,249,500)   (1,249,500)
Net (loss)..............          --        --            --    (2,649,879)   (2,649,879)
                          ----------  --------  ------------  ------------  ------------
Balances at February 28,
 1995...................  43,073,634   215,367    95,611,619   (41,573,567)   54,253,419
Private placements, net
 of issuance cost.......  16,749,725    83,749    59,843,541            --    59,927,290
Issuance to ESOP........      49,046       245       240,788            --       241,033
Notes payable converted.     289,106     1,446     1,284,148            --     1,285,594
Exercise of warrants....      35,165       176        99,824            --       100,000
Exercise of stock
 options................     206,000     1,030       655,902            --       656,932
Stock issued for non
 cash items.............     664,380     3,322     3,996,678            --     4,000,000
Stock issued to acquire
 assets.................   1,155,382     5,777     4,801,589            --     4,807,366
Foreign currency
 translation loss.......          --        --            --       (21,438)      (21,438)
Net (loss)..............          --        --            --   (26,087,090)  (26,087,090)
                          ----------  --------  ------------  ------------  ------------
Balances at February 29,
 1996...................  62,222,438   311,112   166,534,089   (67,682,095)   99,163,106
Private placements, net
 of issuance cost.......     385,000     1,925     1,499,575            --     1,501,500
Notes payable converted.  12,815,368    64,077    24,679,389            --    24,743,466
Exercise of warrants....     300,000     1,500       598,500            --       600,000
Exercise of stock
 options................      10,000        50        34,950            --        35,000
Stock issued to acquire
 assets.................     748,860     3,744     2,310,882            --     2,314,626
Foreign currency
 translation gain.......          --        --            --        40,642        40,642
Net (loss)..............          --        --            --    (2,920,753)   (2,920,753)
                          ----------  --------  ------------  ------------  ------------
Balances at February 28,
 1997...................  76,481,666  $382,408  $195,657,385  $(70,562,206) $125,477,587
                          ==========  ========  ============  ============  ============

          See accompanying notes to consolidated financial statements.

                      AURA SYSTEMS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
     YEARS ENDED FEBRUARY 28, 1997, FEBRUARY 29, 1996 AND FEBRUARY 28, 1995

                                           1997          1996          1995
                                       ------------  ------------  ------------
Cash flows from operating activities:
 Net (loss)..........................  $ (2,920,753) $(26,087,090) $ (2,649,879)
                                       ------------  ------------  ------------
 Adjustments to reconcile net loss to
  net cash used in operating
  activities:
 Depreciation and amortization.......     4,797,436     4,246,133     3,172,410
 Shares contributed to ESOP..........            --       241,033       187,973
 Reserve for recoverability of
  investment in AMS..................            --            --      (203,996)
 Provision for environmental cleanup.        37,021        33,765        28,550
 Gain on disposition of assets.......      (255,665)           --            --
 Reduction of asset carrying value...     2,005,000     1,203,972            --
 Shares issued for payment of
  inventory purchases................            --     3,744,241     3,116,519
 Foreign exchange loss...............       172,617
 Assets-(Increase) Decrease:
 Receivables.........................   (12,830,713)   (9,178,666)  (22,100,384)
 Inventories and contracts in
  process............................    (9,410,343)  (10,844,934)  (10,306,911)
 Other current assets................     1,245,613    (7,296,782)   (1,130,269)
 Patents.............................      (696,677)     (337,113)     (466,415)
 Deferred charges....................      (176,921)     (679,965)   (2,553,726)
 Escrow proceeds.....................            --            --       280,000
 Other assets........................      (468,320)     (441,535)      673,242
 Liabilities-Increase (Decrease):
 Accounts payable....................     3,270,971     8,581,670     3,994,228
 Accrued expenses....................       323,435       544,383      (261,401)
 Accrued losses on contracts.........            --      (133,261)      (67,469)
                                       ------------  ------------  ------------
 Total adjustments...................   (11,986,546)  (10,317,059)  (25,637,649)
                                       ------------  ------------  ------------
  Net cash (used) by operating
   activities........................   (14,907,299)  (36,404,149)  (28,287,528)
                                       ------------  ------------  ------------
Cash flows from investing activities:
 Proceeds from sale of assets........       286,217            --            --
 Purchase of property and equipment..    (8,606,686)   (6,938,455)   (5,320,612)
 Manufacture of special tools and
  equipment..........................   (16,539,899)     (363,274)     (257,246)
 Purchase of subsidiary..............    (1,101,278)           --      (439,000)
 Proceeds from sale of stock in AMS..            --            --     1,000,000
 Investment in joint ventures........    (3,163,475)   (2,439,106)      (22,921)
 Long-term investments...............    (2,430,756)   (4,165,000)           --
 Long-term receivables...............    (2,450,959)   (4,414,344)           --
                                       ------------  ------------  ------------
  Net cash (used) by investing
   activities........................   (34,006,836)  (18,320,179)   (5,039,779)
                                       ------------  ------------  ------------
Cash flows from financing activities:
 Net proceeds from borrowings........     9,772,600     3,131,039        74,050
 Repayment of notes payable..........    (2,624,214)     (193,469)     (182,693)
 Net proceeds from issuance of common
  stock..............................     2,136,500    60,684,622    27,703,769
 Cash released from escrow...........            --            --     5,000,000
 Net proceeds from issuance of
  convertible notes..................    24,841,239     9,175,000            --
                                       ------------  ------------  ------------
 Net cash provided by financing
  activities.........................    34,126,125    72,797,192    32,595,126
                                       ------------  ------------  ------------
  Net Increase (Decrease) in cash and
   equivalents.......................   (14,788,010)   18,072,864      (732,181)
Cash and equivalents at beginning of
 year................................    21,900,364     3,827,500     4,559,681
                                       ------------  ------------  ------------
Cash and equivalents at end of year..  $  7,112,354  $ 21,900,364  $  3,827,500
                                       ============  ============  ============
Supplemental disclosures of cash flow
 information:
 Cash paid during the year for:
 Interest............................  $  1,065,796  $    326,088  $    353,514
                                       ============  ============  ============
 Income Taxes........................  $      8,000  $      6,400  $      8,000
                                       ============  ============  ============

          See accompanying notes to consolidated financial statements.

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

  During the year ended February 28, 1995, the Company acquired assets valued at $1,418,502 for which it issued 199,468 shares of common stock. The assets acquired were patent rights valued at $418,502 and the NewCom, Inc. acquisition of assets of $1,000,000. See note 3(c). During the years ended February 29, 1996, and February 28, 1995, the Company entered into financing arrangements whereby it acquired assets for notes payable in the amount of $1,678,343, and $88,300 respectively.

  During the year ended February 29, 1996, the Company acquired the 51% of Auratech it did not own in exchange for the issuance of 315,000 shares of common stock valued at $1,063,125. The Company also issued 637,380 shares of common stock in settlement of a $4,000,000 previously recorded liability. The Company issued 840,382 shares of common stock for the acquisition of assets valued at $3,744,241. The Company also issued 42,105 shares of common stock for services in connection with a private placement offering. During the year ended February 28, 1997, the Company issued 748,860 shares in connection with the acquisitions of MYS Corporation., Phillips Sound Labs and Revolver U.K. Limited valued at $2,314,626.

  During the years ended February 28, 1997, February 29, 1996 and February 28, 1995, nil, nil and $980,000, of 7% convertible secured notes were converted into nil, nil and 292,093 shares of common stock respectively. During the year ended February 29, 1996, $1,250,000 of 9% convertible notes plus accrued interest were converted into 289,106 shares of common stock. During the year ended February 28, 1997, $25,900,000 of convertible notes plus accrued interest were converted into 12,815,368 shares of common stock.

                      AURA SYSTEMS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    YEARS ENDED FEBRUARY 28, 1997, FEBRUARY 29, 1996 AND FEBRUARY 28, 1995

(1) BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Business

  Aura Systems, Inc. ("Aura" or the "Company"), a Delaware corporation, is engaged in the development, commercialization and sales of products, systems and components using its patented and proprietary electromagnetic and electro-optical technology, as well as the sale of other products which do not utilize this technology, such as CD-ROMs, sound cards, multimedia kits, modems, and computer monitors. The Company's proprietary and patented technology is being developed for use and incorporation in systems and products for commercial, industrial, consumer and government use. To date, a combination of Aura funds and commercial and governmental development contracts have been utilized in the process of developing product applications.

  Prior to Fiscal 1992, the Company was engaged in work on various classified military programs which allowed the Company to develop its electromagnetic and electro-optical technologies and applications. Since such time, the Company completed the transition from a supplier of defense related technology to a manufacturer and supplier of consumer and industrial related products and services to the private sector.

  In 1994, the Company founded NewCom, Inc. ("NewCom") as a wholly owned subsidiary to engage in the manufacture, packaging and distribution of computer related products, including modems and multimedia products, and expand its presence in the growing multimedia and consumer electronics market. In 1996, in order to expand the range of its sound products and speaker distribution network, the Company acquired 100% of the outstanding shares of MYS Corporation of Japan ("MYS"), which is engaged in the manufacture and sale of speakers and speaker systems for home entertainment and computers.

  In 1996, the Company combined its operations into four operating divisions:
(1) AuraSound, Inc. ("AuraSound"), which manufactures and sells professional and consumer sound systems and components and products, including speakers, amplifiers, and Bass ShakersTM; (2) NewCom, which manufactures, packages, sells and distributes computer related communications and sound related products, including CD-ROM drives, modems, computer speakers, monitors, sound cards and multimedia kits; (3) Automotive and Industrial, which is commercializing products with automotive and industrial applications, including AuraGenTM and EVATM; and (4) Display Systems, which is commercializing Aura's actuated mirror array technology ("AMATM") in consumer and commercial display systems for use in televisions, computer displays and theaters.

  The Company is involved in the application of its technology to a variety of products and services and, as such, faces substantial competition from companies offering different and competitive technologies.

  The Company believes the principal competitive factors in the markets for the Company's products include ability to develop and market technologically advanced products to meet changing market conditions, price, reliability, product support and the ability to secure sufficient capital resources for the often substantial periods between technological concept and commercialization. The Company's ability to compete will also depend on its continued ability to attract and retain skilled and experienced personnel, to develop and secure patent and other protection for its technology and to exploit commercially its technology prior to the development of competing products by others.

  The Company competes with many companies that have more experience, name recognition, financial and other resources and expertise in research and development, manufacturing, testing, obtaining regulatory approvals, marketing and distribution. Other companies may also prove to be a significant competitors, particularly through their collaborative arrangements with research and development companies.

                      AURA SYSTEMS, INC. AND SUBSIDIARIES

    YEARS ENDED FEBRUARY 28, 1997, FEBRUARY 29, 1996 AND FEBRUARY 28, 1995


 Principles of Consolidation

  The consolidated financial statements include accounts of the Company and its wholly owned subsidiaries, MYS and its subsidiaries Audio-MYS and Mystical Audio, Revolver U.K. Limited, Delphi Components, Inc., Phillips Sound Labs, Inc., Aura Ceramics, Inc., Electrotec Productions, Inc. (and its wholly owned subsidiary Electrotec Europe), NewCom, Inc. and Auratech, Inc. Additionally, the Company owned 61% of Aura Medical Systems, Inc. ("AMS") at February 28, 1997, which is included in the 1995, 1996, and 1997 consolidated financial statements. In consolidation, all significant intercompany balances and transactions have been eliminated.

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

 Use of Estimates

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

 Goodwill

  Goodwill represents the excess purchase price paid over the fair market value of the assets acquired of certain acquisitions. Goodwill is being amortized over 40 years on a straight-line basis.

  The carrying value of goodwill is based on management's current assessment of recoverability. Management evaluates recoverability using both objective and subjective factors. Objective factors include management's best estimates of projected future earnings and cash flows and analysis of recent sales and earnings trends. Subjective factors include competitive analysis and the Company's strategic focus.

                      AURA SYSTEMS, INC. AND SUBSIDIARIES

    YEARS ENDED FEBRUARY 28, 1997, FEBRUARY 29, 1996 AND FEBRUARY 28, 1995


 Inventories and Contracts in Process

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

 Research and Development

  Research and development costs are expensed as incurred.

 Advertising Costs

  Advertising costs are expensed as incurred. Advertising charged to expense in Fiscal 1997, 1996 and 1995 approximated $4,500,000, $7,000,000 and
$5,000,000, respectively, including approximately $700,000, $900,000 and $1,000,000 for the production of the advertising, which is continuing to be used but has been expensed.

 Buildings, Equipment and Leasehold Improvements

  Buildings, equipment and leasehold improvements are stated at cost and are being depreciated using the straight-line method over their estimated useful lives as follows:

         Buildings................................      40 years
         Machinery and equipment..................    5-10 years
         Furniture and fixtures...................       7 years
         Leasehold improvements................... Life of lease

  During 1997 and 1996, the Company capitalized costs of $16,539,899 and $363,274 respectively, on special tools and equipment, which have been designed for the manufacturing and development of actuators, speakers and related products, automotive products, actuator mirror array wafers and internet access and multimedia computer products. The capitalized amounts, included in machinery and equipment, include allocated costs of direct labor and overhead. The Company expects recovery of these costs from orders.

  Depreciation and amortization expense of buildings, machinery and equipment, furniture and fixtures and leasehold improvements approximated $3,231,000; $1,967,000 and $1,591,000 for Fiscal 1997, 1996 and 1995, respectively.

 Reclassifications

  Certain reclassifications have been made to the 1995 and 1996 financial statements to conform with 1997 classifications. These reclassifications have no effect on reported net loss amounts for 1995 and 1996.

                      AURA SYSTEMS, INC. AND SUBSIDIARIES

    YEARS ENDED FEBRUARY 28, 1997, FEBRUARY 29, 1996 AND FEBRUARY 28, 1995


(2) RECEIVABLES

  Receivables consist of the following:

                                                         1997         1996
                                                      -----------  -----------
   Commercial receivables:
     Amounts billed.................................. $51,328,209  $36,313,927
     Recoverable costs and accrued profits not
      billed.........................................   5,844,610    3,564,984
                                                      -----------  -----------
       Total commercial receivables..................  57,172,819   39,878,911
   Advances due from related parties.................     174,210      116,655
   Less allowance for uncollectible receivables and
    sales returns....................................  (3,603,331)  (2,483,002)
                                                      -----------  -----------
                                                      $53,743,698  $37,512,564
                                                      ===========  ===========

  Bad debt expense was $737,577, $3,496,381 and $1,091,450, in Fiscal 1997,
 1996 and 1995 respectively.

(3) ACQUISITIONS

  (a) Electrotec Productions, Inc.

  In Fiscal 1995, the Company purchased 100.0% of the stock of Electrotec Productions, Inc., a California corporation ("Electrotec"). The total purchase price was $439,000. As part of the purchase, the Company advanced $1.7 million to Electrotec to pay off a shareholder loan and a bank loan. The assets acquired consisted of current assets of $351,765, equipment of $2,563,738, other assets of $129,512, and the assumption of liabilities of $2,606,015.

  In December 1995, Electrotec formed a wholly owned subsidiary, Electrotec Europe, which then purchased the assets of Audio Lease, Ltd., a United Kingdom based competitor, for approximately $670,000.

  (b) NewCom, Inc.

  In June 1994, the Company formed NewCom, Inc. to acquire the assets of Nuvo, Inc. In September 1994, the Company issued 133,333 shares of stock valued at $1,000,000 in exchange for inventory, fixed assets, trademarks, designs and tools.

  (c) MYS Corporation

  Effective the beginning of Fiscal 1997, the Company purchased 100% of the stock of MYS Corporation and its subsidiaries Audio-MYS and Mystical Audio
(MYS). The purchase price was $2,000,000. The following summary, prepared on a pro forma basis, presents the consolidated results of operations as if MYS had been acquired as of the beginning of Fiscal 1996.

     Net Revenues................................................ $ 97,615,008
     Cost of Revenues............................................   89,057,471
                                                                  ------------
     Gross Profit................................................    8,557,537
     Expenses....................................................   33,720,949
                                                                  ------------
     (Loss) from Operations......................................  (25,163,412)
     Other (income) & Expenses...................................      241,293
                                                                  ------------
     Net (Loss).................................................. $(25,404,705)
                                                                  ============
     Net (Loss) Per Share........................................ $      (0.47)
                                                                  ============
     Weighted Average Number of Shares...........................   54,500,527
                                                                  ============

                      AURA SYSTEMS, INC. AND SUBSIDIARIES

    YEARS ENDED FEBRUARY 28, 1997, FEBRUARY 29, 1996 AND FEBRUARY 28, 1995


  (d) Phillips Sound Labs

  In Fiscal 1996, the Company purchased 33.3% of Phillips Sound Labs, Inc.
(PSL). During Fiscal 1997 the remaining shares of PSL were acquired. The total purchase price was $359,626.

  (e) Revolver U.K. Limited

  In Fiscal 1997, the Company purchased 100.0% of Revolver U.K. Limited for $1,150,396.

  (f) Long Term Investments

  Long-term investments consist of the following:

                                                             1997       1996
                                                          ---------- ----------
     Telemac Cellular Corp............................... $4,655,000 $3,570,000
     Aquajet Corporation.................................    853,834    500,000
     Alaris Industries, Inc..............................    800,000        --
     Phillips Sound Labs.................................        --      95,000
     Foremost Audio......................................    198,650        --
     Other...............................................     27,014        --
                                                          ---------- ----------
                                                          $6,534,498 $4,165,000
                                                          ========== ==========

(4) JOINT VENTURES AND OTHER AGREEMENTS

  (a) Malaysian Joint Venture

  In 1993, the Company entered into an agreement with Burlington Technopole SDN. BHD., a Malaysian corporation (Burlington) for the formation of a joint venture to manufacture and sell speakers using Aura's proprietary technology. The joint venture, which has been named Audiora Sound(TM) SDN. BHD., was established under Malaysian law to operate in Malaysia and has the exclusive right to sell speakers using Aura technology in the ASEAN countries and the non-exclusive right to sell such speakers in the United States. Under the terms of the agreement, the Company owns 49% of the joint venture and Burlington owns 51%. The joint venture began shipping products in 1995.

  (b) Aura-Dewan Joint Venture

  In 1995, the Company also entered into an agreement with K&K Enterprises of India ("K&K") for the formation of a joint venture to manufacture and sell speakers using Aura's proprietary technology. K&K acquired a license to the Company's technology and granted an exclusive sub-license to the joint venture. The joint venture ("Dewan-Aura") has the exclusive right to build and sell speakers using Aura's technology in the Republic of Taiwan, Indian Subcontinent, Middle East and the European market. The Company owns 49% of the joint venture. As consideration for the license, the Company will receive a $1,000,000 fee, $400,000 of which was received in Fiscal 1996. The joint venture began shipping product in late 1995.

  In 1995 the Company also entered into an agreement with K&K for the formation of a joint venture to manufacture Aura's Bass Shaker(TM) The joint venture, established to operate and manufacture within India, is owned 49% by the Company. In connection with the agreement, Aura granted K&K an exclusive license to use Aura's patented and proprietary technology. As consideration for the license to K&K, the Company is entitled to receive license fee payments quarterly over the life of the patent. Scheduled payments for the first five years total approximately $2.9 million, of which $500,000 was received in Fiscal 1996.

                      AURA SYSTEMS, INC. AND SUBSIDIARIES

    YEARS ENDED FEBRUARY 28, 1997, FEBRUARY 29, 1996 AND FEBRUARY 28, 1995

  Without any changes to its terms, the two joint ventures were merged in Fiscal 1996 into one joint venture encompassing both. The new venture was renamed Dewan Aura.

  (c) Auratech, Inc.

  In 1994, the Company formed Auratech, Inc. as a joint venture to develop, design, manufacture and market machine tooling robotics and industrial hand tool applications of the Company's electromagnetics technology. In June, 1995, Auratech entered into a license agreement with Detroit Center Tool ("DCT"). DCT is engaged in business relating to the design and integration of robotics in automobile assembly lines. Under the licenses, DCT may manufacture the Company's patented and proprietary electromagnetic actuator for an actuated tool used in such assembly lines. Electronic controllers using the Company's proprietary technology for use with the actuator built under license will be purchased from the Company. The first application being sought by DCT for use of the Company's electromagnetic actuator is in the actuation and control of weld heads for chassis and body fabrication. Under the agreement DCT will pay an annual license fee of $100,000 in 1997, $250,000 in 1998 and $1 million every year thereafter for the life of the patents (approximately 16 years) in order to keep worldwide exclusive applications for us in automotive assembly lines. In late 1995, the Company purchased 50.1% of Auratech owned by its joint venture partner. The Company now owns 100% of Auratech and operates it as a wholly owned subsidiary.

  (d) Daewoo Agreement

  In 1992, the Company entered into a joint development and licensing agreement with Daewoo Electronics Co., Ltd. ("Daewoo") to develop and commercialize televisions using Aura's AMATM display technology. The agreement provides for the payment by Daewoo to Aura of a $1,500,000 licensing fee and the payment of approximately $2,000,000 by Daewoo to Aura for development costs, all of which have been received by the Company. Aura also is to receive a fixed royalty (depending on television size), for each television set manufactured by Daewoo or licensed by Daewoo to a third party. Under the agreement, Daewoo will be required, in the future, to license the technology to all interested third parties. Furthermore, all the televisions using the AMATM will be identified on the product by an Aura trademark ("Aurascope(TM)"). Royalty payments will be on a scheduled basis upon commencement of commercial production.

  Daewoo, who is solely responsible for manufacturing and sales under the license agreement, has advised the Company that it may be able to begin commercial production of large screen display televisions under the license agreement in 1997. There are no assurances as to when or if Daewoo will commence commercial production of televisions incorporating Aura's AMATM display technology. The ultimate degree of success, if any, of this venture is dependent on Daewoo.

  (e) K&K Enterprises Auragen(TM) Agreement

  In February 1997, the Company entered into a license agreement with K&K Enterprises (K&K) in India to commercialize the AuraGen(TM) in the Indian, Nepal, Sri Lanka and Bangladesh markets. (The Company has established in the past, a speaker and Bass Shaker(TM) joint venture with K&K. The license agreement calls for a license fee of $3,500,000 to be paid in payments over a 24 month period starting in June 1997 and a fixed per unit royalty for every unit built and shipped in the licensed territory after December 1998. Furthermore, all units will be identified on the product by an Aura trademark ("AuraGen"). Royalty payments per unit will be on a scheduled basis every quarter after December 1, 1998.

                      AURA SYSTEMS, INC. AND SUBSIDIARIES

    YEARS ENDED FEBRUARY 28, 1997, FEBRUARY 29, 1996 AND FEBRUARY 28, 1995


  (5) Related Party Transactions

  Notes and advances due from related parties, aggregated $174,210 and $116,655 at February 28, 1997 and February 29, 1996, respectively, included in current receivables and $19,000 and $37,000 included in non-current receivables at February 28, 1997 and February 29, 1996, respectively.

  (6) Inventories and Contracts in Process

  Inventories, stated at the lower of cost (first-in, first-out) or market, consist of the following:

                                                            1997        1996
                                                            ----        ----
     Raw materials...................................... $15,516,034 $19,898,783
     Finished goods.....................................  18,331,262   3,985,181
                                                         ----------- -----------
                                                         $33,847,296 $23,883,964
                                                         =========== ===========

  (7) Property and Equipment

  Property and Equipment, at cost is comprised as follows:

                                                            1997        1996
                                                            ----        ----
     Land............................................... $ 3,952,425 $ 3,280,398
     Buildings..........................................   8,841,082   7,910,946
     Machinery and equipment............................  34,390,262  16,640,339
     Furniture, fixtures and leasehold improvements.....   5,683,474   2,180,401
                                                         ----------- -----------
                                                         $52,867,243 $30,012,084
                                                         =========== ===========

(8) DEFERRED CHARGES

  Deferred charges at February 28, 1997 consist of expenses incurred by the Company in the pre-production phase of its products. The charges relate to the Company's Sparking Gasket, AuraGen(TM), Bass shaker and multi- media speakers. Amortization of these charges commences upon initial production over a period of 24 months. Amortization of the charges relating to the 18" speaker, the Interactor and the Electromagnetic Valve Actuator began in Fiscal 1995, with amortization of the remaining items beginning in Fiscal 1996. Amortization expense related to the deferred charges totaled $1,050,158 in Fiscal 1997, $1,588,316 in Fiscal 1996 and $639,321 in Fiscal 1995.

                      AURA SYSTEMS, INC. AND SUBSIDIARIES

    YEARS ENDED FEBRUARY 28, 1997, FEBRUARY 29, 1996 AND FEBRUARY 28, 1995


(9) NOTES PAYABLE AND OTHER LIABILITIES

  Included in Notes Payable and Other Liabilities are Notes Payable which consist of the following:

                                                            1997        1996
                                                         ----------- ----------
     Lines of Credit.................................... $ 9,470,656 $      --
     Notes payable-equipment (a)........................   7,935,272  1,161,028
     Note payable-building (b)..........................   1,491,703  1,500,000
                                                         ----------- ----------
                                                          18,897,631  2,661,028
     Less: current portion..............................  14,859,567    981,101
                                                         ----------- ----------
     Long term portion..................................   4,038,064  1,679,927
     Reserve for environmental cleanup..................     420,586    383,565
                                                         ----------- ----------
                                                         $ 4,458,650 $2,063,492
                                                         =========== ==========

--------
(a) Notes payable-equipment consists of various notes maturing at various dates thru August 1999 bearing interest at various rates and are collaterized by equipment.
(b) Note payable-building consists of a 1st Trust Deed held by the seller of the building, due in Fiscal 2007.

  Annual maturities of long term notes payable are as follows:

        FISCAL YEAR                                                    AMOUNT
        -----------                                                  -----------
         1998....................................................... $14,859,567
         1999.......................................................   1,688,871
         2000.......................................................     543,871
         2001.......................................................     267,868
         2002.......................................................     203,463
         2003-2007..................................................   1,333,991
                                                                     -----------
                                                                     $18,897,631
                                                                     ===========

  The Company has entered into a financing arrangement with a lender who is providing a line of credit collateralized by NewCom's accounts receivable. At February 28, 1997 the balance was $8,883,657, with a maximum of $9,000,000. The interest rate is approximately 9%. Subsequent to Fiscal 1997, the financing agreement was terminated and a new financing arrangement was entered into with a different lender on comparable terms.

(10) CONVERTIBLE NOTES PAYABLE

  In Fiscal 1993, the Company issued its Secured 7% Convertible Notes due 2002 in the total amount of $5,500,000. The notes are secured by a first lien on the Company's headquarters facility and are convertible at the holder's option, into Aura's common stock at an average conversion price of $3.38 per share. The loan agreement also provides for mandatory conversion into common stock in the event the market price of the common stock exceeds $10.00 per share for ten consecutive trading days. The notes are redeemable by the noteholder or the Company commencing in July 1997.

  In Fiscal 1996, the Company issued $1,250,000 of unsecured Convertible Notes due December 31, 1998. The notes plus accrued interest of $35,594 were converted into 289,106 shares of common stock in Fiscal 1996.

                      AURA SYSTEMS, INC. AND SUBSIDIARIES

    YEARS ENDED FEBRUARY 28, 1997, FEBRUARY 29, 1996 AND FEBRUARY 28, 1995


  In Fiscal 1996, the Company issued $8,000,000 of unsecured Convertible Notes due February 2, 1998. The Notes plus accrued interest of $123,693 were converted into 2,745,444 shares of common stock in Fiscal 1997.

  In Fiscal 1997, the Company issued $26,350,000 of unsecured convertible notes due at various dates, $17,900,000 of these notes plus accrued interest of $228,534 were converted into 10,069,924 shares of common stock in Fiscal 1997.

(11) ACCRUED EXPENSES

  Accrued expenses consist of the following:

                                                              1997       1996
                                                           ---------- ----------
     Accrued payroll and related expenses................. $1,053,294 $1,288,792
     Other................................................    850,150    276,086
                                                           ---------- ----------
                                                           $1,903,444 $1,564,878
                                                           ========== ==========

(12) INCOME TAXES

  At February 28, 1997, the Company had net operating loss carryforwards for Federal and state income tax purposes of approximately $61 million and $30 million respectively, which expire through 2012.

  Under SFAS 109 "Accounting for Income Taxes" the Company utilizes the liability method of accounting for income taxes. Accordingly, the Company has recorded a deferred tax benefit of approximately $26,000,000 for Fiscal 1997 and $23,000,000 for Fiscal 1996. The Company has also recorded a valuation account to fully offset the deferred benefit due to the uncertainty of the realization of this benefit.

  The Company's Japanese subsidiary, MYS Corporation, pays income taxes to the Japanese government at an effective rate of approximately fifty eight percent. At February 28, 1997 MYS Corporation had a current income tax liability of approximately $520,000, and no net operating losses carry overs available at year end.

(13) COMMON STOCK, STOCK OPTIONS AND WARRANTS

  The Company has 100,000,000 shares of $.005 par value common stock authorized for issuance.

  Remaining warrants outstanding to purchase Common Stock are 1,730,000 at an average price of $5.44.

  The Company has granted nonqualified stock options to certain directors and employees. Options are granted at fair market value at the date of grant, vest immediately, and are exercisable at any time within a five-year period from the date of grant.

                      AURA SYSTEMS, INC. AND SUBSIDIARIES

    YEARS ENDED FEBRUARY 28, 1997, FEBRUARY 29, 1996 AND FEBRUARY 28, 1995


  A summary of activity in the directors stock option plan follows:

                                                                      EXERCISE
                                                           SHARES      PRICE
                                                          ---------  ----------
   Options outstanding at February 28, 1994.............. 1,104,578  $1.44-5.50
     Grants..............................................       --          --
     Cancellations.......................................       --          --
     Exercises...........................................  (176,000) $     4.00
                                                          ---------  ----------
   Options outstanding at February 28, 1995..............   928,578  $1.44-5.50
     Grants..............................................   100,000        4.50
     Cancellations.......................................       --          --
     Exercises...........................................   (19,000)       4.00
                                                          ---------  ----------
   Options outstanding at February 29, 1996.............. 1,009,578  $1.44-5.50
     Grants..............................................       --          --
     Cancellations.......................................       --          --
     Exercises...........................................       --          --
                                                          ---------  ----------
   Options outstanding at February 28, 1997.............. 1,009,578  $1.44-5.50
                                                          =========  ==========

(14) EMPLOYEE STOCK PLANS

  The Company has two employee benefit plans: The Employee Stock Ownership Plan (ESOP) and the 1989 Stock Option Plan (the Stock Option Plan). A previous plan, the 1989 Employee Stock Ownership Plan, was terminated in Fiscal 1992 and all plan assets were distributed to participants.

  The ESOP is a qualified discretionary employee stock ownership plan that covers substantially all employees. This plan was formally approved by the Board of Directors during fiscal 1990. The Company made no contributions to the ESOP in Fiscal 1997, 1996 and 1995 respectively.

  During Fiscal 1990, the Company's Board of Directors adopted the Stock Option Plan, a nonqualified plan which was subsequently approved by the shareholders. The Stock Option Plan authorizes the grant of options to purchase the greater of up to 8% of the Company's outstanding common shares or 4,170,000 common shares. Shares currently under option generally vest ratably over a five year period.

  In October 1995, the Financial Accounting Standards Board issued SFAS No. 123 "Accounting for Stock-Based Compensation," which contains a fair value-based method for valuing stock-based compensation that entities may use, which measure compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. Alternatively, the standard permits entities to continue accounting for employee stock option and similar equity instruments under APB Opinion No. 25, "Accounting for Stock Issued to Employees." Entities that continue to account for stock options using APB Opinion No. 25 are required to make pro forma disclosures of net income and earnings per share, as if the fair value-based method of accounting defined is SFAS No. 123 had been applied. Management accounts for options under APB Opinion No. 25. If the alternative accounting-related provisions of SFAS No. 123 had been adopted as of the beginning of 1995, any effect on 1997, 1996 and 1995 net income and earnings per share would have been immaterial.

                      AURA SYSTEMS, INC. AND SUBSIDIARIES

    YEARS ENDED FEBRUARY 28, 1997, FEBRUARY 29, 1996 AND FEBRUARY 28, 1995


  A summary of activity in the employee stock option plan is as follows:

                                                        SHARES    EXERCISE PRICE
                                                       ---------  --------------
   Options outstanding at February 28, 1994........... 4,045,200    $1.44-7.31
   Grants.............................................       --            --
   Cancellation.......................................   (14,000)    1.44-3.06
   Exercises..........................................   (30,000)    1.44-7.25
                                                       ---------    ----------
   Options outstanding at February 28, 1995........... 4,001,200    $1.44-7.31
                                                                    ----------
   Grants.............................................   475,000     4.88-5.06
   Cancellations......................................  (399,400)    3.00-7.31
   Exercises..........................................  (187,000)    3.06-7.25
                                                       ---------    ----------
   Options outstanding at February 29, 1996........... 3,889,800    $1.44-7.31
                                                       ---------
   Grants.............................................       --            --
   Cancellations......................................       --            --
   Exercises..........................................   (10,000)   $     3.50
                                                       ---------    ----------
   Options outstanding at February 28, 1997........... 3,879,800    $1.44-7.31
                                                       =========    ==========

(15) LEASES

  The Company leases office facilities and equipment under operating leases that expire through Fiscal 2002. Other costs, such as property taxes, insurances and maintenance, are also paid by the Company. Rental expense charged to operations approximated $1,350,000, $905,000 and $525,000 in Fiscal 1997, 1996 and 1995, respectively.

  At February 28, 1997, minimum rentals under noncancellable operating leases are as follows:

                                                 GROSS RENTS SUBLEASE NET RENTS
   FISCAL YEAR:                                  ----------- -------- ----------
     1998....................................... $  748,405  $104,728 $  643,677
     1999.......................................    709,389    26,182    683,207
     2000.......................................    569,160       --     569,160
     2001.......................................    492,080       --     492,080
     2002.......................................    245,634       --     245,634
                                                 ----------  -------- ----------
                                                 $2,764,668  $130,910 $2,633,758
                                                 ==========  ======== ==========

(16) SIGNIFICANT CUSTOMERS

  The Company sold sound related products and computer related products to five significant customers during Fiscal 1997. Sales by MYS Corporation to Radio Shack accounted for approximately $18.0 million or 13% of revenues. Sales of communications and multimedia products to major mass merchandisers Best Buy, Circuit City, and Frys accounted for $20.0 million or 15% of revenues. Sales of computer monitors to MagInnovision accounted for $16.5 million or 12% of revenues.

(17) COMMITMENTS

  The Company has a firm fixed price commitment to purchase a certain number of units of the "Net pal set-top-box" at a total cost of $8,250,000, the price is fixed and not subject to change. After reaching a threshold

                      AURA SYSTEMS, INC. AND SUBSIDIARIES

    YEARS ENDED FEBRUARY 28, 1997, FEBRUARY 29, 1996 AND FEBRUARY 28, 1995

purchase of a certain number of units, the Company and seller have agreed to re-evaluate and renegotiate the pricing and scheduling of an additional number of units specified in the purchase agreement. The stated purchase price for all units included in the agreement totals $16,500,000.

(18) CONTINGENCIES

  The Company is engaged in various legal actions listed below. To the extent that judgment has been rendered, appropriate provision has been made in the financial statements.

 Barovich/Chiau v. Aura

  In May, 1995 two lawsuits naming Aura, certain of its directors and executive officers and a former executive officer as defendants, were filed in the United States District Court for the Central District of California (Case Nos. CV-95-3296). Both complaints (the "Complaints") purported to be securities class actions on behalf of all persons who purchased common stock of Aura during the period from May 28, 1993 through January 17, 1995, inclusive (the "Class Period"). The Complaints alleged that as a result of false and misleading information disseminated by the defendants, the market price of Aura's common stock was artificially inflated during the Class Period.

  On February 16, 1996, the Company filed its motion for summary judgment which was granted on April 15, 1996. Judgment in favor of the Company and all defendants was entered on April 16, 1996, thereby dismissing the action. Plaintiff's thereafter filed a Notice of Appeal to the judgment on May 16, 1996 which is pending before the United States Court of Appeals.

 Morganstein v. Aura.

  On April 28, 1997, a lawsuit naming Aura, certain of its directors and executive officers, and the Company's independent accounting firm, was filed in the United States District Court for the Central District of California (Case No. 97-3103). It purports to be a securities class action on behalf of all persons who purchased common stock of Aura during the period from January 18, 1995 and April 25, 1997, inclusive (the "Class Period"). The complaint alleges that as a result of false and misleading information disseminated by the defendants, the market price of Aura's common stock was artificially inflated during the Class Period. It contains allegations which assert that the Company violated federal securities laws by selling Aura Common stock at discounts to the prevailing U.S. market price under Regulation S without informing Aura's shareholders or the public at large.

 Securities and Exchange Commission Settlement.

  In October, 1996, the Securities and Exchange Commission ("Commission") issued an order (Securities Act Release No. 7352) instituting an administrative proceeding against Aura Systems, Zvi Kurtzman, and an Aura former officer. The proceeding was settled on consent of all the parties, without admitting or denying any of the Commission's findings. In its order, the Commission found that Aura and the others violated the reporting, recordkeeping and anti-fraud provisions of the securities laws in 1993 and 1994 in connection with its reporting on two transactions in reports previously filed with the Commission. The Commission's order directs that each party cease and desist from committing or causing any future violation of these provisions.

  The Commission did not require Aura to restate any of the previously issued financial statements or otherwise amend any of its prior reports filed with the Commission. Also, the Commission did not seek any monetary penalties from Aura, Mr. Kurtzman or anyone else. Neither Mr. Kurtzman nor anyone else personally benefited in any way from these events. For a more complete description of the Commission's Order, see the Commission's release referred to above.

                      AURA SYSTEMS, INC. AND SUBSIDIARIES

     YEARS ENDED FEBRUARY 28, 1997, FEBRUARY 29, 1996 AND FEBRUARY 28, 1995


 Other Litigation.

  The Company is also engaged in other legal actions arising in the ordinary course of business. In the opinion of management based upon the advice of counsel, the ultimate resolution of these matters will not have a material adverse effect. Therefore, no provision for these matters has been made in the Company's consolidated financial statements.

(19) CONCENTRATIONS OF CREDIT RISK

  Financial instruments that subject the Company to concentration of credit risk are cash equivalents, trade receivables, notes receivable, trade payables and notes payable. The carrying value of these financial instruments approximate their fair value at February 28, 1997. Cash equivalents consist principally of short-term money market funds, these instruments are short term in nature and bear minimal risk.

  The Company maintains cash balances at several financial institutions located in California and Minnesota. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. At February 28, 1997, the Company's uninsured cash balances total $7,425,666.

  The Company performs credit background checks and evaluates the credit worthiness of all potential new customers prior to granting credit. UCC financing statements are filed, when deemed necessary.

(20) COMPENSATING BALANCES

  At February 28, 1997, the Company has a certificate of deposit in the amount of $1,000,000 included in cash, that is pledged as collateral for outstanding letters of credit totaling $134,270 which have not yet been drawn upon. The Company has a line of credit available in the amount of $1,000,000 but not to exceed the balance in the certificate of deposit. The balance at February 28, 1997 is $547,730.

(21) RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

  In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings per Share." The statement is effective for financial statements for periods ending after December 15, 1997, and changes the method in which earnings per share will be determined. Adoption of this statement by the Company will not have a material impact on earnings per share.

                      AURA SYSTEMS, INC. AND SUBSIDIARIES

    YEARS ENDED FEBRUARY 28, 1997, FEBRUARY 29, 1996 AND FEBRUARY 28, 1995


(22) FOURTH QUARTER ADJUSTMENTS

  Certain fourth quarter adjustments were made in Fiscal 1997 that are significant to the quarter and to comparisons between quarters. Presented below are the approximate amount of adjustments which are the result of fourth quarter events and their effects recorded in the fourth quarter.

                                                                       MILLIONS
                                                                       --------
   a) Seasonal expenses during the fourth quarter.....................  $1.50
   b) Business focus, consolidation and sale of unprofitable
    operations........................................................   1.00
   c) Reserves increases for potential product obsolescence...........   2.26
                                                                        -----
                                                                        $4.76
                                                                        =====

(23) SUBSEQUENT EVENT

  In March 1997 the Company completed a private placement under Section 4(2) of the Securities Act of 1933 of $15,000,000 of its unsecured notes (the "Notes"). The Notes bear interest at the rate of 8% per annum and are due in 1999. The Notes are convertible into Common Stock in accordance with a specified formula, and they are redeemable by the Company upon payment of the applicable redemption premium.

                                  SCHEDULE II

                      AURA SYSTEMS, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

     YEARS ENDED FEBRUARY 28, 1997, FEBRUARY 29, 1996 AND FEBRUARY 28, 1995

                          BALANCE AT  CHARGED TO CHARGED TO              BALANCE AT
                         BEGINNING OF COSTS AND    OTHER                    END
                            PERIOD     EXPENSES   ACCOUNTS  DEDUCTIONS   OF PERIOD
                         ------------ ---------- ---------- -----------  ----------
Allowances are deducted
 from the assets to
 which they apply
Year ended February 28,
 1997:
Allowance for:
  Reserve for potential
   product obsolescence.  $      --   $2,255,000    $--     $       --   $2,255,000
  Uncollectible
   Accounts.............   1,947,883     737,577     --         594,808   2,090,652
  Reserve for returns...     535,119     977,560     --             --    1,512,679
                          ----------  ----------    ----    -----------  ----------
                          $2,483,002  $3,970,137    $--     $   594,808  $5,858,331
                          ==========  ==========    ====    ===========  ==========
Year ended February 29,
 1996:
Allowance for:
  Uncollectible
   Accounts.............  $1,192,500  $3,496,381    $--     $(2,740,998) $1,947,883
  Reserve for returns...     387,749     535,119     --        (387,749)    535,119
                          ----------  ----------    ----    -----------  ----------
                          $1,580,249  $4,031,500    $--     $(3,128,747) $2,483,002
                          ==========  ==========    ====    ===========  ==========
Year ended February 28,
 1995:
Allowance for:
  Uncollectible
   Accounts.............  $  101,650  $1,091,450    $--     $       600  $1,192,500
  Reserve for returns...         --      387,749     --             --      387,749
  Reserve for AMS
   investment...........     203,996         --      --     $   203,996           0
                          ----------  ----------    ----    -----------  ----------
                          $  305,646  $1,479,199    $--     $   204,596  $1,580,249
                          ==========  ==========    ====    ===========  ==========