Form 10-Q
period 1997-05-31
AURA SYSTEMS INC
filed 1997-07-14
CIK 826253

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


     For the Quarter Ended May 31, 1997         Commission File Number 0-17249



                              AURA SYSTEMS, INC.
            (Exact name of Registrant as specified in its charter)

          DELAWARE                                      95-4106894
     (State or other jurisdiction           (I.R.S. Employer Identification No.)
   of incorporation or organization)

                               2335 ALASKA AVE.
                         EL SEGUNDO, CALIFORNIA 90245
                   (Address of principal executive offices)

Registrant's telephone number, including area code:    (310) 643-5300

Former name, former address and former fiscal year, if changed since last report: None


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days:   YES  X   NO
                                                ---     ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                   Class                    Outstanding at July 14, 1997
                   -----                    ----------------------------

              Common Stock, par value             78,994,516 Shares
                 $.005 per share

================================================================================

                      AURA SYSTEMS, INC. AND SUBSIDIARIES

                                     INDEX

                                                                     Page No.
PART I.   FINANCIAL INFORMATION

     ITEM 1.   Financial Statements

               Statement Regarding Financial Information               1

               Condensed Consolidated Balance Sheets as of
               May 31, 1997 and February 28, 1997                      2

               Condensed Consolidated Statement of Operations
               for the Three Months Ended May 31, 1997 and 1996        3

               Condensed Consolidated Statements of Cash Flows
               for the Three Months Ended May 31, 1997 and 1996        4

               Notes to Consolidated Financial Statements              5

     ITEM 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations           7


PART II.  OTHER INFORMATION

     ITEM 1.   Legal Proceedings                                      10

     ITEM 6.   Exhibits and Reports on Form 8-K                       10

SIGNATURES                                                            11

                      AURA SYSTEMS, INC. AND SUBSIDIARIES

                          QUARTER ENDED MAY 31, 1997

                         PART I. FINANCIAL INFORMATION



The financial statements included herein have been prepared by Aura Systems, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). As contemplated by the SEC under Rule 10-01 of Regulation S-X, the accompanying financial statements and footnotes have been condensed and therefore do not contain all disclosures required in annual financial statements. However, the Company believes that the disclosures are adequate to make the information presented not misleading.
These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K and any amendments thereto for the year ended February 28, 1997 as filed with the SEC (file number 0-17249).

                      AURA SYSTEMS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                     MAY 31,             FEBRUARY 28,
ASSETS                                                                1997                  1997
------                                                               -------             ------------

CURRENT ASSETS
            Cash and equivalents                                      $  3,379,600        $  7,112,354
            Receivables, net                                            57,068,406          53,743,698
            Inventories and contracts in process                        37,516,373          33,847,296
            Prepayments and deposits                                     9,839,137           7,695,268
            Other current assets                                           164,798             391,361
                                                                      ------------        ------------
                TOTAL CURRENT ASSETS                                   107,968,314         102,789,977
                                                                      ------------        ------------
            Property and equipment, at cost                             57,795,342          52,867,243
            Less accumulated depreciation
               and amortization                                        (10,291,947)         (9,676,454)
                                                                      ------------        ------------

            NET PROPERTY AND EQUIPMENT                                  47,503,395          43,190,789

            Joint Ventures                                              10,347,560          10,210,872
            Long-Term investments                                        6,923,641           6,534,498
            Long-Term receivables                                        7,230,988           6,974,242
            Patents, net                                                 2,834,568           2,905,870
            Deferred charges, net                                          417,102             503,545
            Goodwill, net                                                6,341,298           6,540,990
            Other assets                                                 2,959,644           2,877,616
                                                                      ------------        ------------
               Total                                                  $192,526,510        $182,528,399
                                                                      ============        ============

LIABILITIES AND STOCKHOLDER'S EQUITY
------------------------------------

CURRENT LIABILITIES:
            Notes payable                                             $ 11,403,243        $ 14,859,567
            Accounts payable                                            24,637,400          23,716,251
            Accrued expenses                                             2,028,231           1,903,444
                                                                      ------------        ------------

            TOTAL CURRENT LIABILITIES                                   38,068,874          40,479,262

Notes payable and other liabilities                                      4,024,388           4,458,650
                                                                      ------------        ------------
            Convertible notes-secured                                    3,662,900           3,662,900
                                                                      ------------        ------------
            Convertible notes-unsecured                                 17,397,200           8,450,000
                                                                      ------------        ------------
            COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
            Common stock par value $.005 per share
            paid in capital.  Issued and outstanding
            78,443,117 and 76,481,666 shares respectively.             199,752,404         196,039,793

            Accumulated deficit                                        (70,379,256)        (70,562,206)
                                                                      ------------        ------------
            Total stockholders' equity                                 129,373,148         125,477,587
                                                                      ------------        ------------
            Total                                                     $192,526,510        $182,528,399
                                                                      ============        ============

     See accompanying notes to condensed consolidated financial statements.

                      AURA SYSTEMS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                       FOR THE THREE MONTHS ENDED MAY 31,
                                       ----------------------------------

                                              1997                1996
                                            --------            --------

NET REVENUES                                 $27,415,997         $22,124,432

     Cost of goods and overhead               20,065,830          15,630,526
                                             -----------         -----------

GROSS PROFIT                                   7,350,167           6,493,906
                                             -----------         -----------

EXPENSES

     General and administrative                5,422,254           4,385,327

     Research and development                    878,914           1,462,288
                                             -----------         -----------

     Total costs and expenses                  6,301,168           5,847,615
                                             -----------         -----------

INCOME FROM OPERATIONS                         1,048,999             646,291

OTHER (INCOME) AND  EXPENSE

     Interest income                             (19,884)           (105,598)

     Interest expense                            885,933             146,153
                                             -----------         -----------

NET INCOME                                   $   182,950         $   605,736
                                             -----------         -----------

NET INCOME PER SHARE                               $.002                $.01
                                             ===========         ===========

WEIGHTED AVERAGE SHARES USED TO
COMPUTE NET INCOME PER SHARE                  77,089,293          62,720,093
                                             ===========         ===========

     See accompanying notes to condensed consolidated financial statements.

                      AURA SYSTEMS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                FOR THE THREE MONTHS ENDED MAY 31,
                                                               ----------------------------------
                                                                       1997                1996
                                                                     --------            ---------

NET CASH (USED) IN OPERATIONS                                         $(7,514,069)        $(13,566,652)
                                                                      -----------         ------------
CASH FLOWS FROM INVESTING ACTIVITIES

     Purchase of property and equipment                                (4,928,099)            (740,477)
                                                                      -----------         ------------

     NET CASH PROVIDED BY (USED) IN INVESTING ACTIVITIES               (4,928,099)            (740,477)
                                                                      -----------         ------------
CASH FLOWS FROM FINANCING ACTIVITIES:

     Net proceeds from borrowings                                      (3,456,324)           1,016,758

     Proceeds from issuance of convertible notes payable               15,000,000            1,000,000

     Repayment of debt                                                 (2,834,262)            (297,190)

     Net proceeds from sale of stock                                           --            1,501,500

     Proceeds from exercise of stock options                                   --               35,000
                                                                      -----------         ------------

     NET CASH PROVIDED  (USED) BY FINANCING ACTIVITIES                  8,709,414            3,256,068
                                                                                          ------------

     NET INCREASE (DECREASE) IN CASH                                   (3,732,754)         (11,051,061)

Cash and cash equivalents at beginning of year                          7,112,354           21,900,364
                                                                      -----------         ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $ 3,379,600         $ 10,849,303
                                                                      ===========         ============
Supplemental disclosures of cash flow information:
          Cash paid during the period for:
               Interest                                               $   760,123         $     80,153
               Income tax                                                   6,400                  800
                                                                      ===========         ============

Supplemental disclosure of noncash investing and financing activities:

During the quarter ended May 31, 1996, the Company acquired MYS Corp. for stock valued at $2,000,000.

In the quarter ended May 31, 1997, $3,652,800 of convertible notes payable were converted into common stock.

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

          In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) and reclassifications for comparability necessary to present fairly the financial position and results of operations as of and for the three months ended May 31, 1997.

2)        CAPITAL

          In the quarter ended May 31, 1997, $3,652,800 of convertible notes were converted into common stock of the Company. In the quarter ended May 31, 1996, options to purchase 10,000 shares of common stock were exercised resulting in proceeds of $35,000. Additionally in the quarter ended May 31, 1996 the Company received proceeds of $1,501,500 from the sale of common stock.

3)        SIGNIFICANT CUSTOMERS

          The Company sold sound related products and computer related products to four significant customers during the quarter ended May 31, 1997. Sales of speakers to Radio Shack accounted for approximately $4.5 million in the quarter ended May 31, 1997 as compared to approximately $4.1 million in the prior year comparable quarter. Sales of communication and multimedia products to major mass merchandisers Best Buy, Circuit City and Computer City accounted for approximately $7.0 million in the quarter ended May 31, 1997. There were no sales to the above customers in the prior year comparable quarter. Sales of computer monitors to a single unrelated party in the three months ended May 31, 1996 totalled approximately $5.8 million. There were no sales to this customer in the current year.

          None of the above customers are related or affiliated with the Company or any other customers of the Company.

          The Company has no reason to believe that sales to any of the current year customers will not continue.

4)        CONTINGENCIES

          The Company is engaged in various legal actions listed below. To the extent that judgment has been rendered, appropriate provision has been made in the financial statements.

          Barovich/Chiau v. Aura
          ----------------------

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

          Morganstein v. Aura
          -------------------

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

          The Company believes the complaint is frivolous and is moving to dismiss the action. Further, the Company intends to pursue all of its available remedies in this matter, and sanctions if warranted against the plaintiff and the attorneys, one of whom filed such a strike suit against the Company in the past.

          Securities and Exchange Commission Settlement
          ---------------------------------------------

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          RESULTS OF OPERATIONS

          For the three months ended May 31, 1997, the Company earned $182,950 on revenue of $27,415,997 as compared to earnings of $605,736 on revenue of $22,124,432 in the comparable prior year period. The increase in revenue is attributable primarily to an increase in sales from the Company's NewCom subsidiary as a result of their expanding customer base which includes the major electronics retailers such as Circuit City, Best Buy, Computer City and others.

          Sales of speakers to Radio Shack accounted for approximately $4.5 million or 16.4% in the quarter ended May 31, 1997 as compared to approximately $4.1 million or 18.6% in the prior year comparable quarter. Sales of communication and multimedia products to major mass merchandisers Best Buy, Circuit City and Computer City accounted for approximately $7.0 million or 25.5% in the quarter ended May 31, 1997. There were no sales to the above customers in last year comparable quarter. Sales of computer monitors to a single unrelated party in the three months ended May 31, 1996 totalled approximately $5.8 million or 26.2%. There were no sales to this customer in the current year.

          None of the above customers are related or affiliated with the Company or any other customers of the Company.

          The Company has no reason to believe that sales to any of the current year customers will not continue.

          Cost of goods and overhead increased by $4.4 million to $20.1 million or 73% for the three months ended May 31, 1997 as compared to $15.6 million or 70.6% for the three months ended May 31, 1996. This increase was mostly due to price fluctuation in products bought by the Company.

          The increase in general and administrative expenses of $1.0 million to $5.4 million or 19.8% as compared to $4.4 million or 19.8% in the prior year equivalent quarter results primarily from an increase in personnel and an increased level of advertising support for the distributors and retail customers of the Company's NewCom subsidiary. As a percentage general and administrative expenses remained constant.

          Research and development expense decreased by $583,374 to $878,914 in the three months ended May 31, 1997, as the Company focused its attention in the sales area and in readying its new products for manufacturing.

          Interest expense increased by $739,780 to $885,933 from $146,153 in the prior year period due to a premium of $600,000 paid on the repurchase of convertible notes in the current year quarter, and to higher levels of borrowing over the prior year.

          LIQUIDITY AND CAPITAL RESOURCES

          In the quarter ended May 31, 1997, the level of cash decreased to $3,379,600 from $7,112,354 at February 28, 1997. Inventories increased by $3,324,708 as the Company built inventory to prepare for increasing shipments of the Company's speakers, Bass Shakers, multimedia kits, modems and sound cards.

          Cash flows used in operations decreased by $6,052,583 as compared to the prior year quarter. The Company's working capital increased by $7,588,725 to $69,899,440 from the fiscal year end level, while the current ratio improved to 2.84:1 from 2.54:1.

          In the quarter ended May 31, 1997, the Company received proceeds of $15,000,000 from the issuance of convertible notes payable. The Company also redeemed $2,400,000 of previously issued convertible notes. In the quarter ended May 31, 1996, financing activities contributed $35,000 from the exercise of options to purchase 10,000 shares of stock, additionally, the Company received proceeds of $1,501,500 from the sale of common stock and also received proceeds of $1,000,000 from the issuance of convertible notes payable.

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



                                                 AURA SYSTEMS, INC.
                                                 ------------------
                                                    (Registrant)



Date:     JULY 14, 1997           By:  /s/Steven C. Veen
          -------------                -----------------------------------------
                                                  STEVEN C. VEEN
                                               Senior Vice President
                                              Chief Financial Officer
                                  (Principal Financial and Accounting Officer)

                               INDEX TO EXHIBITS

  Exhibit                                                       Sequential
  Number                                                         Page No
                      Article 5, Financial Data Schedule
  EX-27