Form 10-Q
period 1997-08-31
AURA SYSTEMS INC
filed 1997-10-15
CIK 826253

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended August 31, 1997    Commission File Number 0-17249


                               AURA SYSTEMS, INC.
             (Exact name of Registrant as specified in its charter)

              DELAWARE                             95-4106894
  (State or other jurisdiction         (I.R.S. Employer Identification No.)
of incorporation or organization)

                               2335 ALASKA AVE.
                         EL SEGUNDO, CALIFORNIA 90245
                   (Address of principal executive offices)



Registrant's telephone number, including area code:         (310) 643-5300

Former name, former address and former fiscal year, if changed since last report: None


          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES X NO
                                               ---    ---

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                    Outstanding at October 13, 1997
               -----                    -------------------------------

            Common Stock, par value             79,648,667 Shares
               $.005 per share

================================================================================

                      AURA SYSTEMS, INC. AND SUBSIDIARIES

                                     INDEX

                                                                                            Page No.


PART I.     FINANCIAL INFORMATION

     ITEM 1.      Financial Statements

                  Statement Regarding Financial Information                                     2

                  Condensed Consolidated Balance Sheets
                  as of August 31, 1997 and  February 28, 1997                                  3

                  Condensed Consolidated Statement of Operations
                  for the Three Months and Six Months Ended August 31, 1997
                  and 1996                                                                      4

                  Condensed Consolidated Statements of Cash Flows
                  for the Six Months Ended August 31, 1997 and 1996                             5

                  Notes to Condensed Consolidated Financial
                  Statements                                                                    6

     ITEM 2.      Management's Discussion and Analysis
                  of Financial Condition and Results of Operations                              8


PART II.  OTHER INFORMATION

     ITEM 1.      Legal Proceedings                                                            10

     ITEM 2.      Changes in Securities                                                        10

     ITEM 4.      Submission of Matters to Vote by Security Holders                            10

     ITEM 5.      Other Information                                                            11

     ITEM 6.      Exhibits and Reports on Form 8-K                                             11


SIGNATURES                                                                                     12

                      AURA SYSTEMS, INC. AND SUBSIDIARIES

                         QUARTER ENDED AUGUST 31, 1997

                         PART I. FINANCIAL INFORMATION



The financial statements included herein have been prepared by Aura Systems, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). As contemplated by the SEC under Rule 10-01 of Regulation S-X, the accompanying financial statements and footnotes have been condensed and therefore do not contain all disclosures required by generally accepted accounting principles. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended February 28, 1997 as filed with the SEC (file number 0-17249).

                      AURA SYSTEMS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                               AUGUST 31,                FEBRUARY 28,
ASSETS                                                            1997                       1997
------                                                         ------------              --------------
CURRENT ASSETS
  Cash and equivalents                                        $   3,394,803                $  7,112,354
  Receivables-net                                                58,509,228                  53,743,698
  Inventories and contract in process                            37,750,459                  33,847,296
  Prepayments and deposits                                        9,893,888                   7,695,268
  Other current assets                                               97,625                     391,361
                                                              -------------                ------------

    TOTAL CURRENT ASSETS                                        109,646,003                 102,789,977
                                                              -------------                ------------

  Property and equipment, at cost                                61,354,968                  52,867,243
  Less accumulated depreciation
     and amortization                                           (10,152,002)                 (9,676,454)
                                                              --------------               -------------

NET PROPERTY AND EQUIPMENT                                       51,202,966                  43,190,789

  Joint ventures                                                 10,661,560                  10,210,872
  Long-Term investments                                           6,517,977                   6,534,498
  Long-Term receivables                                           7,624,373                   6,974,242
  Patents, net                                                    2,822,884                   2,905,870
  Deferred charges, net                                             405,032                     503,545
  Goodwill, net                                                   6,280,235                   6,540,990
  Other assets                                                    2,517,759                   2,877,616
                                                              -------------                ------------
   Total                                                      $ 197,678,789                $182,528,399
                                                              =============                ============

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
  Notes payable to banks                                      $ 14,570,960                 $ 14,859,567
  Accounts payable                                              22,305,545                   23,716,251
  Accrued expenses                                               2,121,925                    1,903,444
                                                              ------------                 ------------

    TOTAL CURRENT LIABILITIES                                   38,998,430                   40,479,262

Notes payable and other liabilities                              4,528,647                    4,458,650
Convertible notes secured                                        3,662,900                    3,662,900
Unsecured notes payable                                         19,163,400                    8,450,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common stock par value $.005 per share paid in
    capital.  Issued and outstanding 79,595,191 and
    76,481,666 shares respectively.                            201,218,283                  196,039,793
  Accumulated deficit                                          (69,892,871)                 (70,562,206)
                                                              ------------                 -------------

   Total stockholders' equity                                  131,325,412                  125,477,587
                                                              ------------                 ------------
   Total                                                      $197,678,789                 $182,528,399
                                                              ============                 ============

     See accompanying notes to condensed consolidated financial statements.

                      AURA SYSTEMS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              THREE AND SIX MONTHS ENDED AUGUST 31, 1997 AND 1996
                                  (UNAUDITED)


                                                  Three Months                        SIX MONTHS
                                                  ------------                        ----------

                                                  1997              1996              1997              1996
                                                  ----              ----              ----              ----
NET REVENUES                                  $33,137,970       $23,855,464       $60,553,967       $45,979,896

  Cost of goods and overhead                   23,888,747        17,559,134        43,954,577        33,189,660
                                              -----------       -----------       -----------       -----------

GROSS PROFIT                                    9,249,223         6,296,330        16,599,390        12,790,236

EXPENSES

  Selling, general and administrative           6,429,389         3,557,884        11,851,643         7,943,211
  Research and development                      1,230,480         2,001,826         2,109,394         3,464,114
                                              -----------       -----------       -----------       -----------

  Total costs and expenses                      7,659,869         5,559,710        13,961,037        11,407,325
                                              -----------       -----------       -----------       -----------

INCOME FROM OPERATIONS                          1,589,354           736,260         2,638,353         1,382,911

OTHER (INCOME) AND EXPENSE

  Interest income                                 (14,522)          (43,105)          (34,406)         (148,703)
  Interest expense                              1,117,491           254,799         2,003,424           400,952
                                              -----------       -----------       -----------       -----------

NET INCOME                                    $   486,385       $   524,926       $   669,335       $ 1,130,662
                                              ===========       ===========       ===========       ===========

NET INCOME PER SHARE                          $       .01       $       .01       $       .01       $       .02
                                              ===========       ===========       ===========       ===========

WEIGHTED AVERAGE SHARES USED
TO COMPUTER NET INCOME PER SHARE               79,356,084        66,069,088        78,222,689        64,394,950
                                              ===========       ===========       ===========       ===========

See accompanying notes to condensed consolidated financial statements.

                      AURA SYSTEMS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE SIX MONTHS ENDED AUGUST 31, 1997 AND 1996
                                  (UNAUDITED)



                                                                  1997                     1996
                                                               ----------                ----------
NET CASH (USED) IN OPERATIONS                                 $(10,353,697)            $(20,310,636)
                                                              ------------             ------------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Acquisition of property and equipment                         (9,145,244)              (1,883,741)
  Disposition of property and equipment                            200,000                      --
                                                              ------------             ------------
  NET CASH PROVIDED BY (USED) IN INVESTING
     ACTIVITIES                                                 (8,945,244)              (1,883,741)
                                                              ------------             ------------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Net proceeds (repayment) from short-term
   borrowing                                                      (288,607)                183,187
  Proceeds from issuance of convertible debt                    19,000,000               8,850,000
  Net repayment of debt                                         (3,130,003)               (548,274)
  Proceeds from exercise of stock options                               --                  35,000
  Proceeds from exercise of warrants                                    --                 432,000
  Proceeds from issuance of common stock                                --               1,501,500
                                                              ------------             -----------

  NET CASH PROVIDED BY FINANCING ACTIVITIES:                    15,581,390              10,453,413
                                                              ------------             -----------
NET INCREASE (DECREASE) IN CASH                                 (3,717,551)            (11,740,964)

Cash and cash equivalents at beginning of year                   7,112,354              21,900,364
                                                              ------------             -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $  3,394,803             $10,159,400
                                                              ============             ===========

Supplemental disclosures of cash flow information
  Cash paid during the period for:
       Interest                                               $  1,454,537             $  396,803
       Income Tax                                                    9,200                  8,400
                                                              ============             ==========


Supplemental disclosure of noncash investing and financing activities:

In the six months ended August 31, 1997, $5,086,600 of convertible notes payable were converted into common stock.

In the six months ended August 31, 1997, the Company disposed of assets in exchange for a note receivable of $503,385 and cash of $200,000, which is included above.

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

     In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) and reclassifications for comparability necessary to present fairly the financial position and results of operations as of and for the three and six months ended August 31, 1997.

2)   CAPITAL

     In the six months ended August 31, 1997, $5,086,600 of convertible notes were converted into common stock of the Company.

     In the six months ended August 31, 1996, options to purchase 10,000 shares of common stock and warrants to purchase 192,200 shares of common stock were exercised resulting in proceeds of $467,000. Additionally the Company received proceeds of $1,501,500 from the sale of 385,000 shares of common stock in the six months ended August 31, 1996.

3)   SIGNIFICANT CUSTOMERS

     The Company sold sound related products and computer related products to four significant customers during the six months ended August 31, 1997. Sales of speakers to Radio Shack accounted for approximately $9.7 million in the period ended August 31, 1997 as compared to approximately $9.0 million in the prior year comparable period. Sales of communication and multimedia products to major mass merchandisers Best Buy, Circuit City and Computer City accounted for approximately $19.1 million in the six months ended August 31, 1997. There were no sales to these customers in the prior year comparable period.

     None of the above customers are related or affiliated with the Company or any customers of the Company. The Company has no reason to believe that sales to any of the current years customers will not continue.

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

     Morganstein/Ratner v. Aura
     --------------------------

     On April 28, 1997 and May 28, 1997, respectively, two lawsuits naming Aura, certain of its directors and executive officers, and the Company's independent accounting firm were filed in the United States District Court for the Central District of California (Case Nos. 97-3103, 97-3944). They purport to be securities class actions on behalf of all persons who purchased common stock of Aura during the alleged periods from January 18, 1995 to April 25, 1997, inclusive, and from December 1, 1994 to May 27, 1997, inclusive (the "Class Period"). The complaints, which are consolidated, allege that as a result of false and misleading information disseminated by the defendants, the market price of Aura's common stock was artificially inflated during the Class Period. They contain allegations which assert that the Company violated federal securities laws by selling Aura Common stock at discounts to the prevailing U.S. market price under Regulation S without informing Aura's shareholders or the public at large.

     The Company believes it has meritorious defenses and has filed its motion to dismiss. The Company intends to pursue all of its available remedies in this matter, and sanctions if warranted against the plaintiff and the attorneys, one of whom filed such a strike suit against the Company in the past.

     Securities and Exchange Commission Settlement.
     ----------------------------------------------

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     RESULTS OF OPERATIONS

     For the three months ended August 31, 1997, the Company earned $486,385 on net revenues of $33,137,970 compared to earnings of $524,926 on net revenues of $23,855,464 for the comparable period of Fiscal 1997. For the six months ended August 31, 1997, the Company earned $669,335 on net revenues of $60,553,967, compared to earnings of $1,130,662 on net revenues of $45,979,896 in the prior year six months.

     Revenue for the three and six month periods ended August 31, 1997 increased by $9,282,506 and $14,574,071 respectively, from the corresponding periods in the prior year. The increased revenues resulted primarily from sales from the Company's NewCom subsidiary and sales of speaker products including the Company's subsidiary MYS Corporation.

     The Company sold sound related products and computer related products to four significant customers during the six months ended August 31, 1997. Sales of speakers to Radio Shack accounted for approximately $9.7 million in the period ended August 31, 1997 as compared to approximately $9.0 million in the prior year comparable period. Sales of communication and multimedia products to major mass merchandisers Best Buy, Circuit City and Computer City accounted for approximately $19.1 million in the six months ended August 31, 1997. There were no sales to these customers in the prior year comparable period.

     None of the above customers are related or affiliated with the Company or any customers of the Company. The Company has no reason to believe that sales to any of the current years customers will not continue.

     Cost of goods and overhead for the three and six months ended August 31, 1997 increased by $6,329,613 and $10,755,917 in comparison with the corresponding periods in the prior year primarily as a result of the increase in purchased parts associated with the increase in the unit volume of sales of the variety of products sold by the Company.

     Research and development costs for the three and six months ended August 31, 1997 decreased by $771,346 and $1,354,720 as the Company continued to focus its attention in the sales area and in readying new products for manufacturing, primarily the Auragen and new speaker lines.

     General and administrative costs increased for the three and six month periods by $2,871,505 and $3,908,432 respectively primarily due to the Company's continued expansion of its facilities and staff and the higher level of advertising support for the products of the Company's NewCom subsidiary. The Company expects that with its continued expansion, general and administrative expenses will continue to increase.

     Income from operations for the three and six months increased by $853,094 and $1,255,442 over the prior year comparable period as the increase in the gross margin resulting from the sales increase exceeded the net increase in the selling, general and administrative and research and development expenses. This was offset by an increase in net interest expense of $891,275 and $1,716,769 respectively over the prior year periods due to higher levels of borrowing over the prior year and premiums paid on the repurchase of convertible notes resulting in a decrease in net income of $38,541 and $461,327 for the three and six month periods.

     LIQUIDITY AND CAPITAL RESOURCES

     In the six months ended August 31, 1997, cash decreased by $3,717,551 to $3,394,803 from $7,112,354, at February 28, 1997. Accounts payable and accrued expenses decreased by $1,192,225 from February 28, 1997. Inventories increased by $3,903,163 as the Company began to prepare for increasing shipments of speakers, multi-media kits, modems and soundcards for the fall selling season.

     The increase in receivables of $4,765,530 is due to the increase in sales volume which was concentrated in the last month of the quarter as sales began to increase for the fall selling season.

     Cash flows used in operations decreased by $9,956,939 compared to the prior year six months. Working capital increased to $70,647,573 from $62,310,715 over the fiscal year end level, with the current ratio improving to 2.81:1 from 2.54:1.

     In the six months ended August 31, 1997, the Company received proceeds of $19,000,000 from the sale of convertible notes payable. The Company also redeemed $3,200,000 of previously issued convertible notes. Subsequent to the end of the quarter, the Company redeemed an additional $800,000 of previously issued convertible notes.

     In the six months ended August 31, 1996, financing activities contributed $467,000 from the exercise of options to purchase 10,000 shares of common stock and the exercise of warrants to purchase 192,200 of common stock. Additionally, the Company received proceeds of $1,501,500 from the sale of 385,000 shares of common stock in the six months ended August 31, 1996.

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

PART II - OTHER INFORMATION

ITEM 1 Legal Proceedings

       For information regarding pending legal proceedings, see Note 4 to the Company's Condensed Consolidated Financial Statements appearing elsewhere herein.

ITEM 2 Changes in Securities

       Convertible Note Redemptions

       In June 1997 the Company issued a $4 million convertible debenture in a private placement to a single accredited investor under Section 4(2) of the Securities Act of 1933. The debenture accrues interest at the rate of 7% per annum, payable quarterly, and is due and payable in June 1999. The Debenture was convertible into shares of the Company's Common Stock at the current market price at the time of conversion. Subsequent to the end of the most recent quarter, the Company entered into an agreement in principle with the holder of the Debenture to redeem the Debenture for cash on or before March 1, 1998. Aura has also agreed to issue 218,000 warrants to the Debenture holder, exercisable at $3.00 for a period of five years.

       As previously reported in the Company's Form 10-K for the year ended February 28, 1997, in March 1997 the Company issued $15 million of convertible Debentures to a group of accredited investors in a private placement under Section 4(2) of the Securities Act of 1933. The Debentures were convertible into Common Stock of the Company in accordance with a stated formula. In October 1997 the Company and the investors entered into an Agreement modifying the Debentures to eliminate the conversion feature in exchange for increasing the interest rate on the principal to 18% and the payment of a quarterly fee of $935,000 for each quarter during which the Debentures remain outstanding. The stated maturity of the Debentures was shortened from March 2000 to September 1998.

       The Debentures, as modified, are secured by a Note from NewCom to Aura in the original principal amount of $17 million and 1,250,000 shares of NewCom stock, subject to adjustment under certain circumstances. As part of the modification, the Company has agreed to issue warrants for an aggregate of 2,250,000 shares of Common Stock at an exercise price equal to 150% of the market price of Aura Common Stock on the date the Company and the investors reached an agreement in principle on the Debenture modification, resulting in an exercise price of $2.50 per share, subject to potential adjustment after one year under certain circumstances.

ITEM 4 Submission of Matters to Vote by Security Holders

       The Company's 1997 Annual Meeting of Shareholders was held on September 17, 1997. At the Annual Meeting each of the company's nominees were elected to serve as directors of the Company. The election results are as follows:

                Name                           For                Withheld              Abstain
                ----                           ---                --------              -------
       Zvi (Harry) Kurtzman                 68,726,153            2,928,574            2,133,665
       Arthur J. Schwartz                   69,036,313            2,615,414            2,133,665
       Cipora Kurtzman Lavut                68,515,681            3,139,046            2,133,665
       Harvey Cohen                         69,083,653            2,571,074            2,133,665
       Norman Reitman                       69,107,186            2,577,541            2,133,665
       Neal B. Kaufman                      69,071,080            2,583,647            2,133,665
       Ashok Dewan                          69,042,150            2,612,577            2,133,665
       Salvador Diaz-Verson, Jr.            69,092,396            2,562,331            2,133,665
       Gerald S. Papazian                   69,101,346            2,578,381            2,108,665
       Steven C. Veen                       69,022,110            2,632,617            2,133,665
       Peter Liu                            69,053,653            2,601,074            2,133,665

       The shareholders in addition, approved an amendment to the Company's Articles of Incorporation increasing the number of authorized shares of its Common Stock from 100,000,000 to 200,000,000 which proposal was set forth in the Company's Proxy Statement filed with the Securities and Exchange Commission. The amendment approval results are as follows:


                                               For                Against                Abstain
                                               ---                -------                -------

       Amendment                            65,282,210            5,720,655              492,176



ITEM 5 Other Information


       On September 19, 1997, Aura's subsidiary, NewCom, completed its initial public offering of 2,300,000 Units at $9.50 per Unit, each Unit consisting of one share of NewCom Stock and one Warrant to purchase NewCom Common Stock at $14.25 for a period of five years. As a result of the sale of NewCom shares to the public, Aura now owns approximately 72% of the outstanding NewCom Common Stock.

       At the completion of the offering, NewCom received proceeds of approximately $16.6 million, net of underwriting commissions, discounts and expenses of the offering, and Aura received proceeds of approximately $2.5 million. In addition, pursuant to a redemption Option Agreement, Aura has the right, exercisable at its option, to require NewCom to apply up to 70% of the net proceeds received by the Company from the sale of shares pursuant to the Warrants, to redeem up to 1,610,000 NewCom shares owned by Aura at the redemption price of $14.25 per share.

ITEM 6 Exhibits and Reports on Form 8-K

       a) Exhibits:
       See Exhibit Index

       b)   Reports On Form 8-K:

       None

                                  SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   AURA SYSTEMS, INC.
                                                   ------------------
                                                      (Registrant)



Date:   OCTOBER 15, 1997                      By:  /s/Steven C. Veen
        ----------------                           -----------------
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