Form 10-Q
period 1997-11-30
AURA SYSTEMS INC
filed 1998-01-16
CIK 826253

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended November 30, 1997           Commission File Number 0-17249



                               AURA SYSTEMS, INC.
             (Exact name of Registrant as specified in its charter)

               DELAWARE                                  95-4106894
      (State or other jurisdiction         (I.R.S. Employer Identification No.)
    of incorporation or organization)

                                2335 ALASKA AVE.
                          EL SEGUNDO, CALIFORNIA 90245
                    (Address of principal executive offices)

Registrant's telephone number, including area code:    (310) 643-5300

Former name, former address and former fiscal year, if changed since last report: None


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES X NO
                                                -     -

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                    Outstanding at January 13, 1998
               -----                    -------------------------------

         Common Stock, par value                79,952,188 Shares
               $.005 per share

================================================================================

                      AURA SYSTEMS, INC. AND SUBSIDIARIES

                                     INDEX

                                                                                       Page No.
PART I.     FINANCIAL INFORMATION

     ITEM 1.      Financial Statements

                  Statement Regarding Financial Information                                 2

                  Condensed Consolidated Balance Sheets
                  as of November 30, 1997 and  February 28, 1997                            3

                  Condensed Consolidated Statement of Operations
                  for the Three Months and Nine Months Ended
                  November 30, 1997 and 1996                                                4

                  Condensed Consolidated Statements of Cash Flows
                  for the Nine Months Ended November 30, 1997 and 1996                      5

                  Notes to Condensed Consolidated Financial
                  Statements                                                                6

     ITEM 2.      Management's Discussion and Analysis
                  of Financial Condition and Results of Operations                          8

PART II.    OTHER INFORMATION

     ITEM 1.      Legal Proceedings                                                        11

     ITEM 2.      Changes in Securities                                                    11

     ITEM 6.      Exhibits and Reports on Form 8-K                                         11

SIGNATURES                                                                                 12

                      AURA SYSTEMS, INC. AND SUBSIDIARIES

                        QUARTER ENDED NOVEMBER 30, 1997

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

                      AURA SYSTEMS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                            NOVEMBER 30,    FEBRUARY 28,
ASSETS                                          1997            1997
                                           --------------   -------------

CURRENT ASSETS
  Cash and equivalents                      $ 12,360,905    $  7,112,354
  Receivables-net                             58,253,298      53,743,698
  Inventories and contract in process         50,083,642      33,847,296
  Prepayments and deposits                     9,502,978       7,695,268
  Other current assets                         1,234,609         391,361
                                            ------------    ------------

           TOTAL CURRENT ASSETS              131,435,432     102,789,977
                                            ------------    ------------

  Property and equipment, at cost             65,111,758      52,867,243
  Less accumulated depreciation
   and amortization                          (10,856,856)     (9,676,454)
                                            ------------    ------------


NET PROPERTY AND EQUIPMENT                    54,254,902      43,190,789

  Joint ventures                               9,526,360      10,210,872
  Long-Term investments                        6,993,472       6,534,498
  Long-Term receivables                        4,611,546       6,974,242
  Patents, net                                 2,868,959       2,905,870
  Goodwill, net                                6,238,092       6,540,990
  Other assets                                 8,027,554       3,381,161
                                            ------------    ------------
           Total                            $223,956,317    $182,528,399
                                            ============    ============

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
  Notes payable                             $ 16,314,416    $ 14,859,567
  Accounts payable                            28,246,096      23,716,251
  Accrued expenses                             2,422,318       1,903,444
                                            ------------    ------------

           TOTAL CURRENT LIABILITIES          46,982,830      40,479,262

Notes payable and other liabilities            3,624,457       4,458,650
Convertible notes secured                      2,662,900       3,662,900
Unsecured notes payable                       29,000,000       8,450,000
                                            ------------    ------------

TOTAL LIABILITIES                             82,270,187      57,050,812

Minority interests                             9,435,000              --

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
 Common stock par value $.005 per share
  paid in capital.  Issued and
  outstanding 79,760,500 and
  76,481,666 shares respectively.            201,395,283     196,039,793
 Accumulated deficit                         (69,144,153)    (70,562,206)
                                            ------------    ------------

     Total stockholders' equity              132,251,130     125,477,587
                                            ------------    ------------
     Total                                  $223,956,317    $182,528,399
                                            ============    ============

     See accompanying notes to condensed consolidated financial statements.

                      AURA SYSTEMS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             THREE AND NINE MONTHS ENDED NOVEMBER 30, 1997 AND 1996
                                  (UNAUDITED)


                                                  THREE MONTHS                  NINE  MONTHS
                                                  ------------                  ------------
                                               1997           1996            1997            1996
                                               ----           -----          -----            ----
NET REVENUES                               $48,215,300    $34,343,027    $108,769,267     $80,322,923

  Cost of goods and overhead                38,622,290     25,814,596      82,576,867      59,004,256
                                           -----------    -----------    ------------     -----------

GROSS PROFIT                                 9,593,010      8,528,431      26,192,400      21,318,667

EXPENSES

  Selling, general and administrative       14,415,182      5,293,397      26,266,825      13,236,608
  Research and development                     413,286      2,255,398       2,522,680       5,719,512
                                           -----------    -----------    ------------     -----------

   Total costs and expenses                 14,828,468      7,548,795      28,789,505      18,956,120
                                           -----------    -----------    ------------     -----------

INCOME (LOSS) FROM OPERATIONS               (5,235,458)       979,636      (2,597,105)      2,362,547

OTHER (INCOME) AND EXPENSE

  Gain on sale and issuance of
   subsidiary stock and other assets        (9,832,688)            --      (9,832,688)             --
  Interest income                              (53,092)       (86,352)        (87,498)       (235,055)
  Interest expense                           2,189,695        197,742       4,193,119         598,694
                                           -----------    -----------    ------------     -----------
NET INCOME BEFORE TAXES                      2,460,627        868,246       3,129,962       1,998,908

  Provision for taxes                          970,015             --         970,015              --
                                           -----------    -----------    ------------    ------------
Net income before minority
  interest in income of
  consolidated subsidiary                    1,490,612             --       2,159,947              --
Minority interest in income
  of consolidated subsidiary                   741,894             --         741,894              --
                                           -----------    -----------    ------------    ------------
NET INCOME                                 $   748,718    $   868,246    $  1,418,053     $ 1,998,908
                                           ===========    ===========    ============     ===========
NET INCOME PER SHARE                       $       .01    $       .01    $        .02     $       .03
                                           ===========    ===========    ============     ===========
WEIGHTED AVERAGE SHARES USED
  TO COMPUTE NET INCOME PER SHARE           79,749,922     68,698,838      78,728,064      65,818,905
                                           ===========    ===========    ============     ===========

     See accompanying notes to condensed consolidated financial statements.

                      AURA SYSTEMS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED NOVEMBER 30, 1997 AND 1996
                                  (UNAUDITED)

                                                                        1997            1996
                                                                      -------         -------
NET CASH (USED) IN OPERATIONS                                       $ (9,879,690)   $(29,187,319)
                                                                    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Additions to property and equipment                                (12,244,515)     (2,866,851)
  Disposition of property and equipment                                  200,000              --
  Equity Investments                                                          --      (1,000,000)
  Proceeds from sale of minority interest                              2,552,100              --
                                                                    ------------    ------------

   NET CASH PROVIDED BY (USED) IN
    INVESTING ACTIVITIES                                              (9,492,415)     (3,866,851)

CASH FLOWS FROM FINANCING ACTIVITIES:

  Net proceeds (repayment) from short-term borrowing                   1,454,849         833,878
  Proceeds from issuance of convertible debt                          29,000,000      18,850,000
  Net proceeds (repayment) of debt                                    (5,834,193)       (767,603)
  Proceeds from exercise of stock options                                     --          35,000
  Proceeds from exercise of warrants                                          --         600,000
  Proceeds from issuance of common stock                                      --       1,501,500
                                                                    ------------    ------------
   NET CASH PROVIDED BY FINANCING ACTIVITIES:                         24,620,656      21,052,775
                                                                    ------------    ------------
NET INCREASE (DECREASE) IN CASH                                        5,248,551     (12,001,395)

Cash and cash equivalents at beginning of year                         7,112,354      21,900,364
                                                                    ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $ 12,360,905    $  9,898,969
                                                                    ============    ============
Supplemental disclosures of cash flow information
     Cash paid during the period for:
           Interest                                                 $  2,772,939    $    519,545
           Income Tax                                                      9,200           6,400
                                                                    ============    ============

Supplemental disclosure of noncash investing and financing activities:

In the nine months ended November 30, 1997, $5,086,600 of convertible notes payable were converted into common stock.

In the nine months ended November 30, 1997, the Company disposed of assets in exchange for a note receivable of $503,385 and cash of $200,000, which is included above.

In the nine months ended November 30, 1996 $22,510,000 of convertible notes payable were converted into common stock. In the nine months ended November 30, 1996, the Company issued 640,000 shares of common stock for the acquisition of MYS Corp.



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

     In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) and reclassifications for comparability necessary to present fairly the financial position and results of operations as of and for the three and nine months ended November 30, 1997.

2)   CAPITAL

     In the nine months ended November 30, 1997, $5,086,600 of convertible notes were converted into common stock of the Company.

     In the nine months ended November 30, 1996, options to purchase 10,000 shares of common stock and warrants to purchase 300,000 shares of common stock were exercised resulting in proceeds of $635,000. Additionally the Company received proceeds of $1,501,500 from the sale of 385,000 shares of common stock in the nine months ended November 30, 1996.

3)   SIGNIFICANT CUSTOMERS

     The Company sold sound related products and computer related products to four significant customers during the nine months ended November 30, 1997.
Sales of speakers to a single major electronics retailer accounted for approximately $11.1 million in the period ended November 30, 1997 as compared to approximately $14.5 million in the prior year comparable period. Sales of communication and multimedia products to major mass merchandisers Best Buy, Circuit City and Computer City accounted for approximately $39.6 million in the nine months ended November 30, 1997 as compared to approximately $6.7 million in the prior year period.

     Sales of computer monitors to three unrelated parties in the nine months ended November 30, 1997 totalled approximately $10.8 million as compared to approximately $12.9 million to a single unrelated party in the prior year period.

     None of the above customers are related or affiliated with the Company or any customers of the Company. The Company has no reason to believe that sales to any of the current years customers will not continue.

4)   MINORITY INTERESTS

     In September 1997, a wholly owned subsidiary of the Company, Newcom, Inc., completed an Initial Public Offering in which 2,000,000 newly issued shares were sold to the public along with 300,000 shares of the Company's holdings. This results in a minority interest holding in NewCom, Inc. of approximately 27.9%, which is reflected in the accompanying balance sheet. As a result of this transaction, the Company has reported a gain in the quarter ended November 30, 1997 of approximately $2.1 million on the sale of the 300,000 shares, and approximately $7.4 million on the sale of the minority interest.

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

     On February 16, 1996, the Company filed its motion for summary judgment which was granted on April 15, 1996. Judgment in favor of the Company and all defendants was entered on April 16, 1996, thereby dismissing the action. Plaintiff's thereafter filed a Notice of Appeal to the judgment on May 16, 1996 and, on January 9, 1998, the United States Court of Appeals for the Ninth Circuit issued a memorandum decision reversing the grant of summary judgment on technical grounds, remanding the case back to the district court.

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

     On August 25, 1997, the Company filed a motion to dismiss plaintiff's amended consolidated complaint, which motion was denied on November 24, 1997. The Company believes it has meritorious defenses and intends to pursue all of its available remedies in this matter, and sanctions if warranted against the plaintiff and the attorneys, one of whom filed such a strike suit against the Company in the past.

     Securities and Exchange Commission Settlement.
     ----------------------------------------------

     In October 1996, the Securities and Exchange Commission ("Commission") issued an order (Securities Act Release No. 7352) instituting an administrative proceeding against Aura Systems, Zvi Kurtzman, and an Aura former officer. The proceeding was settled on consent of all the parties, without admitting or denying any of the Commission's findings. In its order, the Commission found that Aura and the others violated the reporting, recordkeeping and anti-fraud provisions of the securities laws in 1993 and 1994 in connection with its reporting on two transactions in reports previously filed with the Commission. The Commission's order directs that each party cease and desist from committing or causing any future violation of these provisions.

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

6)   SUBSEQUENT EVENT

     On December 31, 1997, Aura issued and sold Convertible Debentures in the aggregate amount of $5.5 million (the "Debentures") to two institutional investors. The Company will use the proceeds from the sale of the Debentures for working capital and general corporate purposes. The Debentures bear interest at the rate of 7% per annum, payable quarterly, with the entire principal amount due and payable on December 31, 2002, subject to prior redemption or conversion. The Debentures are convertible, at the option of the holder, into the Company's Common Stock at a fixed conversion price of $3.81 per share.

     As part of the financing, the investors received an aggregate of 1,585,865 five-year Warrants, exercisable at $3.81 per share, which price was equal to the average closing bid price of the Common Stock over the five trading days prior to closing.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     RESULTS OF OPERATIONS

     Net revenue for the three and nine month periods ended November 30, 1997 increased by $13,872,273 and $28,446,344 respectively, from the corresponding periods in the prior year. The increased revenues resulted primarily from sales from the Company's NewCom subsidiary and sales of speaker products, including the Company's subsidiary MYS Corporation.

     The Company sold sound related products and computer related products to four significant customers during the nine months ended November 30, 1997. Sales of speakers to a single major electronics retailer accounted for approximately $11.1 million in the period ended November 30, 1997 as compared to approximately $14.5 million in the prior year comparable period. Sales of communication and multimedia products to major mass merchandisers Best Buy, Circuit City and Computer City accounted for approximately $39.6 million in the nine months ended November 30, 1997 as compared to approximately $6.7 million in the prior year period.

     None of the above customers are related or affiliated with the Company or any customers of the Company. The Company has no reason to believe that sales to any of the current years customers will not continue.

     Income from operations for the three and nine months decreased by $6,215,094 and $4,959,652 over the prior year comparable period to a loss of $5,235,458 and a loss of $2,597,105 for the three and nine months due primarily to non-cash charges of approximately $6.5 million in the third quarter.

     For the three months ended November 30, 1997, the Company earned $748,718 on net revenues of $48,215,300 compared to earnings of $868,246 on net revenues of $34,343,027 for the comparable prior year period. For the nine months ended November 30, 1997, the Company earned $1,418,053 on net revenues of $108,769,267, compared to earnings of $1,998,908 on net revenues of $80,322,923 in the prior year nine months.

     The reported results include the following among others. Net interest expense increased by $2,025,213 and $3,741,982 respectively over the prior year periods due to higher levels of borrowing over the prior year and premiums paid on the early redemption of convertible notes resulting in a decrease in net income of $3,738,850 and $4,200,177 for the three and nine month periods.

     In February, 1995, the Company entered into two separate license agreements with K&K Enterprises, one for the production of speakers and one for the production of Bass Shakers. The Company was paid approximately $1.0 million in cash in the year ended February 28, 1996 on these licenses. Due to continued quality problems in production, the Company set up a reserve of $620,000 during the second quarter. Following negotiations in the current quarter, the parties have decided to terminate the license agreements between them. As a result, the Company is taking a non cash charge in the current quarter for the remaining balance of the unpaid license fee. The Company has now fully moved its manufacturing of these products to Malaysia, the Philippines and Mexico, where the Company had also been manufacturing these products for the last year.

     Cost of goods and overhead for the three and nine months ended November 30, 1997 increased by $12,807,694 and $23,572,611 in comparison with the corresponding periods in the prior year primarily as a result of the increase in purchased parts associated with the increase in the unit volume of sales of the variety of products sold by the Company.

     Research and development costs for the three and nine months ended November 30, 1997 decreased by $1,842,112 and $3,196,832 as the Company continued to focus its attention in the sales area and in readying new products for manufacturing, primarily the Auragen and new speaker lines.

     General and administrative costs increased for the three and nine month periods by $9,121,785 and $13,030,217 respectively, primarily due to the non cash charges described earlier and the Company's continued expansion of its facilities and staff and the higher level of advertising support for the products of the Company's NewCom subsidiary. Excluding the non-cash, non-recurring charges of approximately $6.5 million, general and administrative costs increased approximately $2.6 million and $6.5 million, respectively for the third quarter and nine months.

     In September 1997, a wholly owned subsidiary of the Company, Newcom, Inc., completed an Initial Public Offering in which 2,000,000 newly issued shares were sold to the public along with 300,000 shares of the Company's holdings. This results in a minority interest holding in NewCom, Inc. of approximately 27.2%, which is reflected in the accompanying balance sheet. As a result of this transaction, the Company has reported a gain in the quarter ended November 30, 1997 of approximately $2.1 million on the sale of the 300,000 shares, and approximately $7.4 million on the sale of the minority interest.

     LIQUIDITY AND CAPITAL RESOURCES

     In the nine months ended November 30, 1997, cash increased by $5,112,714 to $12,225,068 from $7,112,354, at February 28, 1997. Accounts payable and accrued expenses increased by $5,048,719 from February 28, 1997. Inventories increased by $16,226,330 as the Company began to prepare for increasing shipments of speakers, multi-media kits, modems and soundcards for the fall selling season.

     The increase in receivables of $4,509,600 is due to the increase in sales volume which was concentrated in the last month of the quarter as sales began to increase for the fall selling season.

     Cash flows used in operations decreased by $19,307,629 compared to the prior year nine months. Working capital increased to $84,452,602 from $62,310,715 over the fiscal year end level, with the current ratio improving slightly to 2.8:1from 2.54:1.

     In the nine months ended November 30, 1997, the Company received proceeds of $29,000,000 from the sale of convertible notes payable. The Company also redeemed $4,000,000 of previously issued convertible notes. $15 million of these convertible notes were converted into straight debt with an annual interest rate of 18%.

     In the nine months ended November 30, 1996, financing activities contributed $635,000 from the exercise of options to purchase 10,000 shares of common stock and the exercise of warrants to purchase 300,000 shares of common stock. Proceeds during the nine month period from the sale of convertible debt totalled $18,850,000. Additionally, the Company received proceeds of $1,501,500 from the sale of 385,000 shares of common stock in the nine months ended November 30, 1996.

     In the past, the Company's cash flow generated from operations has not been sufficient to completely fund its working capital needs. Accordingly, the Company has also relied upon external sources of financing to maintain its liquidity, principally private and bank indebtedness and equity financing. No assurances can be provided that these funding sources will be available in the future. The Company expects that with the increasing shipments of the Bass Shakers, speakers, multimedia kits, modems and sound cards, and the initiation of manufacturing of the Company's AuraGen, cash flows and results of operations should be favorably impacted in the future.

PART II - OTHER INFORMATION



ITEM 1 Legal Proceedings

       For information regarding pending legal proceedings, see Note 4 to the Company's Condensed Consolidated Financial Statements appearing elsewhere herein.


ITEM 2 Changes in Securities

       On December 31, 1997, Aura issued and sold Convertible Debentures in the aggregate amount of $5.5 million (the "Debentures") to two institutional investors. The Company will use the proceeds from the sale of the Debentures for working capital and general corporate purposes. The Debentures bear interest at the rate of 7% per annum, payable quarterly, with the entire principal amount due and payable on December 31, 2002, subject to prior redemption or conversion. The Debentures are convertible, at the option of the holder, into the Company's Common Stock at a fixed conversion price of $3.81 per share.

       As part of the financing, the investors received an aggregate of 1,585,865 five-year Warrants, exercisable at $3.81 per share, which price was equal to the average closing bid price of the Common Stock over the five trading days prior to closing.

ITEM 6 Exhibits and Reports on Form 8-K

       a) Exhibits:
       See Exhibit Index

       b)   Reports On Form 8-K:

       Form 8-K dated November 7, 1997.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                       AURA SYSTEMS, INC.
                                                     -----------------------
                                                          (Registrant)



Date:   JANUARY 16, 1998          By:  /s/Steven C. Veen
        ----------------               -------------------------------------
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