Form 10-K
period 1998-02-28
AURA SYSTEMS INC
filed 1998-06-15
CIK 826253

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                            _______________________

                                   FORM 10-K



(Mark One)

   [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

          For the fiscal year ended..........................February 28, 1998


                                      OR



   [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]


          For the transition period from.............to......................
          Commission File Number.....................................0-17249


                              AURA SYSTEMS, INC.
            (Exact Name of Registrant as Specified in its Charter)


                    Delaware                                    95-4106894
                    --------                                    ----------

          (State or Other Jurisdiction of                   (I.R.S. Employer
          Incorporation or Organization)                   Identification No.)



                                2335 Alaska Ave.
                         El Segundo, California 90245
                         ----------------------------
                   (Address of principal executive offices)


                                (310) 643-5300
                                --------------
                         Registrant's telephone number


                             Name of each exchange
                              on which registered
                              -------------------
                            Nasdaq National Market

          Securities registered pursuant to Section 12(b) of the Act:


                                     None


          Securities registered pursuant to Section 12(g) of the Act:

                                 Common Stock



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     On June 12, 1998 the aggregate market value of the voting stock held by non-affiliates of the Registrant was $180,103,925. The aggregate market value has been computed by reference to the average bid and average asked price of the stock on June 12, 1998. On such date the Registrant had 81,060,253 shares of Common Stock outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCE

     Pursuant to General Instruction G(3) to Form 10-K, the information required by Part III (Items 10, 11, 12 and 13) is incorporated by reference from the Registrant's definitive Proxy Statement for its Annual Meeting of Shareholders scheduled to be held on August 19, 1998.

When used in this report on Form 10-K (this "Report"), the word "expects," "anticipates," "estimates," and similar expressions are intended to identify forward-looking statements. Such forward-looking statements include, but are not limited to, statements regarding future events and the Company's plans and expectations. The Company's actual results may differ significantly from the results discussed in the forward-looking statements as a result of certain factors, including those discussed in this Report. The Company expressly disclaims any obligations or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. This Report includes product names, trade names and marks of companies other than the Company. All such company or product names are trademarks, registered trademarks, trade names or marks of their respective owners and are not the property of the Company.


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

      Prior to Fiscal 1992, the Company was engaged in work on various classified military programs which allowed the Company to develop its electromagnetic and electro-optical technologies and applications. Subsequently, the Company transitioned from a supplier of defense technology to a manufacturer and supplier of consumer and industrial related products and services.

      In 1994, the Company founded its subsidiary NewCom, Inc. ("NewCom"), which is engaged in the manufacture, packaging, selling and distribution of computer related communications and sound related products, including modems, CD-ROMs, sound cards, speaker systems and multimedia products, thereby expanding its presence in the growing multimedia, communication and sound-related consumer electronics market. The Company acquired 100% of the outstanding shares of MYS Corporation of Japan ("MYS") in 1996 to expand the range of its sound products and speaker distribution network. MYS is engaged in the manufacture and sale of speakers and speaker systems for home, entertainment and computers.

      In September 1997, NewCom completed an initial public offering. On September 16, 1997, NewCom stock started trading at $9.40 per share. In the offering 2,000,000 newly issued shares were sold to the public by NewCom together with 300,000 shares of the Company's holdings, resulting in Aura owning approximately 72.1% of NewCom at the conclusion of the offering. On June 12, 1998, NewCom common stock was trading at $10.50, per share on Nasdaq. Aura owned 68.83% of NewCom's outstanding common stock as of June 12, 1998.

     In addition to the NewCom operations, the Company's other principal operations are divided into three distinct operating divisions: (1) Automotive and Industrial, which is manufacturing and commercializing products with applications to both consumer and military, including the AuraGen (TM) and EVA(TM); (2) Display Systems, which is commercializing Aura's actuated mirror array technology ("AMA(TM)") in consumer and commercial display systems for use in televisions, computer monitors and theaters; and (3) AuraSound, Inc. ("AuraSound"), which manufactures and sells professional and consumer sound systems and components and products, including speakers, amplifiers, and Bass Shakers(TM).

                            DESCRIPTION OF BUSINESS

TECHNOLOGIES

     Set forth below is a summary description of the Company's technology and its applications.



  A. MAGNETICS TECHNOLOGY


     The Company has developed and patented highly efficient magnetic circuits, which the Company believes provides substantial improvements over devices of similar purpose which were available prior to Aura's technology. These designs include electromagnetic actuators, such as the HFA(TM) and the EMA(TM) actuator designs and the Ferrodisk Induction Motor applied in the Company's electromagnetic power generator technology.

     FERRODISK INDUCTION MOTOR (AURAGEN(TM))

     In Fiscal 1993, the Company's research first discovered that certain magnetic circuit equations could apply, with different parameters, to describe linear actuators that could provide unusually high force levels in a device of relatively small volume and weight. As this concept extended from a linear actuator to a rotary actuator, a motor called the "Ferrodisk Motor" was developed by the Company.

     In the later half of 1995 and in early 1996, a device named the Ferrodisk Alternator Starter (FAS(TM)) was designed, built, tested, installed on a Ford Ranger truck, and displayed publicly at the Society of Automotive Engineers
(SAE) trade show. FAS used its large torque capacity to start the engine with direct drive, that is, with no gearing. After starting, its function converted to that of an alternator, which had a capacity for generating power several times that of a conventional alternator. The Company called this electromagnetic power generation feature the Auragen(TM). See "Business-Products and Product Development-Automotive and Industrial Products."

     The AuraGen contains aluminum bars and rings embedded in it. AC voltages, similar to household currents, set up electric currents in the electromagnets, creating a series of magnetic poles that whirl round and round the rings. When the disk of steel is forced to spin faster than the motion of the magnetic poles, there is an interaction between the magnetism in the disk and the coils of the electromagnets. The electric currents in the wires are pushed so they flow backwards against the voltages, and this effect builds up the electrical energy content in the electronics at the expense of mechanical energy provided by the rotor. The electronic box of the AuraGen provides the alternating voltages to make the device work, stores the electrical energy generated, and prepares the exact type of voltages as in household wiring. The device is controlled by a computer that continuously measures the speed of the AuraGen rotor and the power drawn by the user, so that alternating voltages of the best phase and frequency are sent to the electromagnets.



     MAGNETIC HIGH FIDELITY ACTUATORS (HFA(TM))


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

The Company believes that its high fidelity electromagnetic actuator HFA(TM), is the first "Lorentz's Law" actuator to provide both the high forces and long strokes produced by hydraulic or pneumatic actuators at the speed and precision of response produced by voice coil actuators. This ability is attributable to the patented magnetic design. High energy permanent magnets are arranged to focus nearly all of their magnetic energy into useful work. Standard voice coil actuators typically utilize about 40% of the available magnetic energy whereas Aura's HFA(TM) uses nearly 90% of that energy. The magnetic arrangement also allows virtually unlimited stroke potential. Standard voice coil actuators typically provide less than one inch of stroke whereas the HFA's(TM) stroke is virtually unlimited. For example, Aura's HFA(TM) is capable of producing more than 1,000 pounds of force over a 32 inch stroke. The Company is commercially employing its HFA(TM) technology in applications such as audio speakers, motion simulators and actuated weld heads. See "Business-Products and Product Development-Name Brand and OEM Sound Related Products/Automotive and Industrial Products."

     ELECTROMAGNETIC ACTUATOR ("EMA(TM)")

     During Fiscal 1995, the Company developed, built and demonstrated a new type of actuator, called the Electromagnetic Actuator, or EMA(TM). The Company developed EMA(TM) to fill the performance gap between linear actuators and solenoids. To date, the principal application of the EMA(TM) has been in Aura's Electromagnetic Valve Actuator System ("EVA(TM)"), a patented electromagnetically powered system which opens and closes engine valves at any user specified time. See "Business-Products and Product Development-Automotive and Industrial Products."

     Like a solenoid, EMA(TM) operates on purely electromagnetic principles, and therefore uses no permanent magnets. The Company developed it initially for the industrial and automotive markets, but believes it may also be incorporated into the test equipment market as well. An EMA(TM) is physically equivalent in size to solenoids with comparable force capacities and can be operated at temperatures exceeding 450 degrees Fahrenheit.

     What sets EMA(TM) apart from a standard solenoid is its ability to custom-tailor the force produced as a function of stroke. For example, an automotive EGR valve requires peak force at the beginning of the stroke in order to "crack" the valve open. A standard solenoid, by its very nature, produces peak force at the end of its stroke, not at the beginning. Therefore, a solenoid will require a large amount of power to compensate for its inherent limitation. Conversely, the force profile of an EMA(TM) can be customized to provide high force at the beginning of the stroke, resulting in a more efficient device that is much easier to control.

     Another advantage of EMA(TM) over a solenoid is its actuator-like ability which provides consistent force over much longer lengths. As stated above, a solenoid produces peak force at the end of the stroke. To be used for an application requiring proportional control, a "proportional" solenoid requires complex electronics to compensate for this inherent non-linearity. An EMA(TM) basically "spreads" the solenoid's peak force over the entire stroke, providing linear force over a greatly extended stroke length without the need for complex electronics.

     MAGNETIC MATERIALS


     The Company is pursuing research into magnetic materials. The principal research involves the development of new materials and improvement in the manufacturing technology and processes of magnet production used by the Company in its devices.

     The Company holds proprietary know-how and patents dealing with a new formulation and processing of one of the major high energy magnet materials. The formulation can be readily manufactured in a number of shapes, including ring magnets which can greatly simplify the production of some of the Company's magnetic products.

     The manufacturing process for the above material also appears to offer considerable potential for cost savings during material production. This process allows for greater variation in the initial composition of material thus providing higher yield.


  b. DISPLAY SYSTEM TECHNOLOGY

     LIGHT EFFICIENT DISPLAYS - ACTUATED MIRROR ARRAY ("AMA(TM)")

     The Company has developed and patented a technology (a "light valve") for generation of images called the Actuated Mirror Array ("AMA(TM)") technology. The AMA(TM) technology utilizes an array of micro actuators in order to control tiny mirrors whose position change is used to cause a variation in intensity. The Company expects this device to have a major impact on applications where light efficiency is paramount, such as in large screen television, movie and exhibition displays, and the testing of electro-optical devices for military or civilian use.

     Although there can be no assurances, the Company believes that the AMA(TM) can be manufactured at a competitive cost in large quantities, thus making it commercially feasible. Thus, AMA(TM) based devices are expected to offer the combination of increased display intensity at a lower production cost.

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

     The Company believes that the AMA(TM) technology has a technical advantage over other technologies in achieving higher contrast, more intensity and longer lived elements.

     The Company has entered into a license and manufacturing agreement with Daewoo Electronics Co., Ltd. to manufacture televisions and other devices based on AMA(TM) technology. See "Business-Products and Product Development-Display Systems."

PRODUCTS AND PRODUCT DEVELOPMENT

  A. AUTOMOTIVE AND INDUSTRIAL PRODUCTS

     AURAGEN(TM)

     AuraGen(TM) is a unique electromagnetic generator that is mounted to the automobile engine, which generates both 110 volt and 220 volt AC power when the vehicle is running. AuraGen(TM) is the only load follower AC generator: the power generated by AuraGen(TM) is directly proportional to the load on the system. This allows for longer lifetime as well as more economical usage. AuraGen(TM) turns a vehicle's idling engine into a generator capable of producing thousands of watts of power. Potential markets include construction fleets, recreation vehicles, military vehicles and emergency vehicles. The AuraGen is being distributed and sold through dealers and distributors. The Company started commercial production of AuraGen(TM) subsequent to the end of Fiscal 1998. See "Business-Competition-AuraGen(TM)."

     ELECTROMAGNETIC VALVE ACTUATOR ("EVA"(TM))

     EVA(TM) is an electromagnetic actuator capable of opening and closing internal combustion engine valves, replacing the mechanical camshaft on an engine.

     Two major benefits arise from the EVA's ability to open and close the valve electromagnetically: 1) the camshaft and associated mechanical hardware can be eliminated; and 2) the opening and closing of the intake and exhaust valves can be commanded by the engine computer. Computer control of the valve timing has potentially material benefits to engine performance, fuel economy and emissions. With EVA(TM), the computer can precisely control the amount of air that is allowed into the engine in the same way that modern fuel injectors control the amount of fuel. By optimizing this "fuel-air mixture" dynamically as a function of engine RPM and load, optimum engine performance can be achieved over the entire operating range of the engine. With a standard camshaft, the engine can be optimized at only one range of RPM and load conditions. That is why very high performance engines idle "rough", as they are optimized for high RPM, thereby sacrificing smoothness at low RPM.

     By optimizing the fuel-air mixture dynamically, both performance (horsepower) and fuel economy will increase, while emissions are expected to decrease. The entire camshaft assembly, which includes timing chain, camshaft, rockerarms, etc., is replaced by very simple valve actuators. Other emission systems currently on the vehicle, such as the EGR (exhaust gas recirculation) and IMRC (intake manifold runner control) valves can be eliminated. Even the throttle assembly can be eliminated by using EVA(TM) to control the amount of air going into the engine. Overall engine cost may be substantially reduced.

     In recent years, the Company has entered into agreements with 15 companies to retrofit EVA's on different types of diesel, automobile and motorcycle engines for evaluation and testing. During Fiscal 1998 an EVA system was delivered to a major domestic Original Equipment Manufacturers (OEM) which is evaluating EVA for possible use in its automobile production. In Fiscal 1998, the Company developed a new more reliable servo control system that provides reduced power used and reduced noise over the entire RPM range. In addition, the Company started work on an improved latching mechanism for EVA that will further reduce noise in the system. See "Business-Competition-EVA(TM)."

     SPARKING GASKET SYSTEM ("SGS(TM)")

     The Sparking Gasket System (SGS(TM)) structure is made up of a gasket material and electric circuit with integrated sparking electrodes. The Company believes that SGS(TM) is based upon highly unique materials developed exclusively by the Company. The gasket material utilizes a proprietary polymer formulation with unique additives. This allows the sparking system to perform under the extremes of internal combustion engine operations. Although the Company has substantially completed the development of the SGS(TM), no assurances can be given with respect to commencement of SGS production in Fiscal 1999. The Company intends to commercialize SGS following a complete implementation of the manufacturing and distribution of the AuraGen.

     Industrial Applications

     The Company believes that the sphere of industrial applications for electromagnetic technology is large. In the last few years prototypes using this technology have been built for evaluation in a variety of industrial applications. The prototypes and limited production units tested and sold have potential automotive, industrial, petrochemical, aviation and consumer applications. These applications include fuel flow control, active welding, fluid power control, shaker control, structure control, redraw actuation for aluminum can making, flight motion simulation and amusement rides. The Company is commercializing its technology into speakers, simulators, actuated weld heads, as well as other industrial applications.


  B. DISPLAY SYSTEMS


     In 1992, the Company entered into a joint development and licensing agreement with Daewoo Electronics Co., Ltd. ("Daewoo") to develop and commercialize televisions using Aura's AMA(TM) display technology. The agreement provides for the payment by Daewoo to Aura of a $1,500,000 licensing fee and the payment of approximately $2,000,000 by Daewoo to Aura for development costs, all of which have been received by the Company. Aura is also to receive a fixed royalty (depending on television size), for each television set manufactured by Daewoo or licensed by Daewoo to a third party. Under the agreement, Daewoo will be required, in the future, to license the technology to all interested third parties. Furthermore, all the televisions using the AMA(TM) will be identified on the product by the Aura trademark. Royalty payments will be on a scheduled basis upon commencement of commercial production by Daewoo.

     Daewoo, which is solely responsible for manufacturing and sales under the license agreement, has advised the Company that it may be able to begin commercial production of large screen display televisions under the license agreement in Fiscal 1999. There are no assurances as to when or if Daewoo will commence commercial production of televisions incorporating Aura's AMA(TM) display technology. The ultimate degree of success, if any, of this venture is dependent on Daewoo. See "Business-Competition-AMA(TM)."


  C. COMPUTER RELATED PRODUCTS

     COMMUNICATIONS AND MULTIMEDIA PRODUCTS

     Aura, through its majority-owned NewCom subsidiary, is engaged in the manufacture, packaging and sale of high performance computer related communications and multimedia products for the personal computer market, principally through distributors and mass merchandisers. These products include, among others, computer sound cards, which can be utilized with both AuraSound NRT(TM) and conventional speakers, data fax modems, including 33.6 Kbps, 56 Kbps and ISDN, CD-ROM's, amplifiers and other components. NewCom also manufactures and sells multimedia kits to end users in order to add or upgrade multimedia capabilities to their personal computer systems. These multimedia kits typically include CD-ROM's bundled with sound cards and conventional 3" desktop speakers as well as numerous CD titles licensed from unaffiliated third parties. Commencing in the fourth quarter of Fiscal 1997 the Company has included its AuraSound NRT(TM) desktop speakers in its high end, audiophile multimedia kits. CD-ROM's and other conventional components contained in the multimedia kits are purchased from unaffiliated third parties. See "Business-Competition-Computer Related Products."

     In addition, in late 1996 NewCom acquired a license for its internet television solution product, WebPal(TM), which allows consumers with standard television sets to access the Internet.

     In late 1996, NewCom also acquired a distribution license from Alaris Inc., to market and distribute to dealers a new product that will allow users to send both video and sound (VideoGram(TM)) through conventional E-mail. This system, referred to as the "eCam Desktop Digital Video Camera and Video E-Mail Creator" is composed of both hardware and software.

     COMPUTER MONITORS

     Since 1993, the Company has been distributing computer monitors manufactured by unaffiliated third parties in order to develop relationships with potential OEM customers for its speakers and other computer related products. Due to the recent currency fluctuation in Asia and increase in competition in monitor prices the Company has been reducing its monitor business throughout Fiscal 1998 and this trend is expected to continue in Fiscal 1999. See "Business-Competition-Computer Related Products."

  D. NAME BRAND AND OEM SOUND RELATED PRODUCTS

     Aura has developed audio speakers based upon Aura's patented electromagnetic actuator and other proprietary magnetic and acoustical techniques. Of the estimated one-half billion loudspeakers manufactured and sold each year around the world, approximately 95% use a voice coil motor to produce the movement of the speaker cone. The basic design of the voice coil motor has not fundamentally changed since its initial introduction almost 100 years ago. Aura has developed a more efficient voice coil motor utilizing a new type of magnetic structure--based upon Aura's patented line of high fidelity linear actuators (HFA(TM))--to drive speaker cones. Utilizing the Company's "Neo-Radial Technology" ("NRT(TM)"), Aura has developed speakers that it believes to be more efficient, which require no magnetic shielding and provide longer stroke for deeper bass as well as lower distortion due to its under-hung magnetic configuration. Aura's speaker designs provide improved power capabilities as well as lower distortion, using dual magnetic systems ("DMS(TM)") circuits and magnetic circuits and drivers using combinations of Neo and ferrite magnets. See "Business-Competition-Speakers and Sound Systems."

     AURASOUND NRT(TM) SPEAKERS

     AuraSound NRT(TM) audio speakers have been sold commercially since 1992, and are currently being sold to both end users and computer and television OEM's as well as the automobile aftermarket and the professional sound market. In Fiscal 1998, the AuraSound division sold product lines with over 50 products utilizing its proprietary technology: Aspect(TM) multi-media speakers (NRT(TM)), designed for the computer multimedia market; the Mobile Reference(TM) Series (NRT(TM)), which is targeted for the top-of-the-line car sound aftermarket; and the Aura Force Series (DMS(TM)), which is a middle-of-the-line car aftermarket sound system. Aspect(TM) Series speakers are sold through dealers and mass merchandisers throughout the country, both as stand alone products and packaged in multimedia kits. The auto aftermarket speakers are sold through dealers and installers.

     LINE SOURCE(TM)

     In Fiscal 1998, the AuraSound division introduced a new line of home audio speakers, utilizing a patented advanced Line Source(TM) driver technology. The driver utilizes a deformable ribbon which forms a figure eight centered about an integrated voice coil. The voice coil is driven at right angles to the magnet which surrounds it. The ribbon becomes the sound generating surface creating an acoustic dispersion much wider than a cone is able to produce.

     PROFESSIONAL LOUDSPEAKERS

     AuraSound NRT(TM) speakers are showcased by its wholly owned subsidiary, Electrotec, Inc., which leases high end concert sound systems to the contemporary touring music industry. In addition, the AuraSound(TM) professional NRT(TM) speakers are sold to high end manufacturers and distributors.

     MYS(TM) SPEAKERS

     The AuraSound division expanded its range of sound products and distribution channels in 1996 with the acquisition of MYS Corporation of Japan ("MYS"). MYS also manufactures, markets and sells other moderately priced, conventional multimedia, bookshelf and home theater sound systems for private labels and OEM users.

     AMPLIFIERS

     In order to expand its product line, the Company acquired Phillips Sound Labs ("PSL"(TM)) in August 1996 to provide 12 volt power amplifiers to complement the speaker systems sold by the Company. These current amplifiers are sold through dealers and distributors under the PSL(TM) and the Aura Force Series.

     BASS SHAKERS(TM)

     In Fiscal 1995, the Company commenced production of the Bass Shaker(TM), a patented electromagnetic transducer which generates the bass effect of a large sub-woofer in both car and home stereo systems without producing the loud sound volume which typically accompanies bass range speakers. The Bass Shaker(TM) is an electromagnetic transducer where the coil is stationary and the magnetic assembly is moving. The force created by this motion generates a "felt bass" when responding to low sound vibrations. This makes the Bass Shaker(TM) a very compact and efficient subwoofer. The Bass Shaker(TM) is bolted to the auto floor (under the seats or on the sides) and then connected to the existing stereo system. With the Bass Shaker(TM), the Company believes that the driver and passengers get the feel and sound of a very large subwoofer without producing sound outside of the car. In 1996, the Company also introduced the Bass Shaker Plus(TM), a complete system that includes the Bass Shakers(TM), a fader system, an Aura digital amplifier and installation accessories. Currently, the Bass Shaker(TM) and Bass Shaker Plus(TM) are sold through dealers across the U.S. Both systems are sold internationally through distributors.

     AVS THEATER SOUND SYSTEM

     The Company has developed and is endeavoring to commercialize a theater sound system ("AVS") which creates a new theater dimension utilizing the Company's patented electromagnetic transducer. The AVS system entails the activation of transducers installed onto movie theater seats which generates sound through special effects sound channels.

PRINCIPAL SOURCES OF REVENUE

     For the year ended February 28, 1998, multimedia products were the largest single source of revenue, constituting approximately $52 million, or 32.3% of gross revenues. Sound related products (exclusive of speakers in multimedia kits) contributed approximately $31 million or 19.3% of revenues. Modems contributed approximately $38 million of revenue, or 23.6% during Fiscal 1998. In Fiscal 1997 multimedia products accounted for approximately $37.8 million of revenues, or 28.3%. During Fiscal 1997 modems and speakers contributed approximately $18 million and $9 million, or 13.5% and 6.7% of revenues, respectively. For the fiscal year ended February 29, 1996 and sales of computer monitors accounted for revenues of $24.1 million or 29.3%. No other products accounted for more than 10% of revenues during the foregoing periods.

SIGNIFICANT CUSTOMERS

     The Company sold sound related products and computer related products to five significant customers during Fiscal 1998. Sales of speakers to a major electronics retailer accounted for approximately $11.8 million or 7.3% of gross revenues. Sales of communications and multimedia products to major mass merchandisers Best Buy, Circuit City, and Staples accounted for approximately $60.1 million or 37.3% of gross revenues. Sales of computer monitors to two customers accounted for approximately $10 million or 6.2% of revenues.

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

     Gensets provide the strongest competition across the widest marketplace for auxiliary power: Onan, Honda and Kohler among others are well established and respected brand names in the Genset market for higher reliability auxiliary power generation. There are 44 registered Genset manufacturing companies in the U.S.

     The following table is a summary comparing the leading Genset products with the AuraGen.(TM)

                              TABLE 1: GENERATORS

                    ONAN                HONDA             HONDA              KOHLER               AURAGEN(TM)
PARAMETERS      MARQUIS 5000           EG5000X            EX5500              5CKM                 G5000
---------------------------------------------------------------------------------------------------------------
 Rated Power      5,000 W              4,500 W           5,000 W             5,000 W              5,000 W

    Weight    258 lbs/117.3 kg     146 lbs/66.4 kg   393 lbs/178.6 kg     268 lbs/122 kg       68 lbs/30.9 kg

 Cubic Feet/
 Cubic Meters     6.72/.19            5.39/.15          26.80/.76           3.71/0.11            0.25/0.01

    Output         120 V              120/240 V         120/240 V           120/240 V            120/240 V

  Engine RPM
@ Rated Output     1,800                3,600             3,600               1,800                1,400

 Noise (DBA @       73.5                 82                 65                 88.5                  64
   10 Ft.)`

Load-Follower        no                  no                 no                  no                  yes
   Economy

     In addition to competition from Gensets, there are 6 major manufacturers of Inverters in the U.S.; representative of the leaders are Vanner, Dimension and Hearst.

     Inverters provide strong competition in specific markets of the overall market place for mobile power: The specific markets where inverters are strong competitors are Ambulance, Fire and Rescue, Small Recreational

Vehicles and Telecommunications.

     LIMITATIONS OF INVERTERS:

     .Inverters address a much more limited and specialized market than Gensets; .The most significant portion of inverter sales are in the lower power range: i.e., 2500 watts or lower.
     .True quality Inverter power above 2500 watts requires a 24 volt automotive electrical system (twice 12 volts); and the maximum output for quality power in the commercial market is on the order of 4800 watts. (See Table
      2).
     .Quality power (pure sine wave and well regulated 60Hz) is a significant cost factor in Inverters (Table 2).
     .Often, or usually, Inverters require upgraded vehicle alternator and battery harness, and--for extended use period without battery charging--an additional battery pack.

                              TABLE 2: INVERTERS



                                     HEART I/F        VANNER        VANNER      VANNER       AURAGEN(TM)
PARAMETERS                           FREEDOM 25      BRAVO 2600     TB30-12     A40-120X     G5000
1. Max Rated Power (Watts)              2500            2600         2800         4800        5000
2. Weight (LBS)                          56              70           75          110          68
2A. Weight Battery Pack                Add/No          Add/No       Add/No         No          No
3. Overall Cubic In.                   1207.5         1866.73        1800       2595.94      432.73
4. 60 Hz                                Yes             Yes           Yes         Yes          Yes
5. Sine Wave @ All RPM                Modified        Modified        Yes       Modified       Yes
6. Battery Discharge Operation          Yes             Yes           Yes          No          No
7. Vehicle Engine Noise
    (DBA @ 10Ft.)                        64              64           64           64          64
8. Load Follower-Economy                Yes             Yes           Yes         Yes          Yes

     Electromagnetic Valve Actuator (EVA(TM))

     For over a decade, automotive engineers have been looking at technology and techniques to achieve variable valve timing for internal combustion engines. It is well known in the industry that variable valve timing has the potential to achieve improvements in fuel consumption, reduction in pollution and down sizing of engines by increasing their efficiency.

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

     ACTUATED MIRROR ARRAY (AMA(TM))

     There are several competing technologies that are currently on the market or under development to compete for the advanced display market. The Company has competed with many of these technologies in its military scene projector programs whereby direct experience of the relative merits of the different approaches could be gauged. The key parameters which are considered in judging displays are:

     .Efficiency - How bright an image can be produced per watt of  electricity driving it?
     .Maximum Brightness - Are there any physical effects that limit the brightness of images able to be produced?
     .Response Time - How quickly does the display respond to image changes?

     .Contrast Ratio - How many graduations of intensity can be shown? .Physical Parameters - Weight and size of displays.
     .Lifetime - How long can you expect the device to operate?
     .Drive Complexity - How expensive in cost and complexity is it to drive the display electronically?

     Other parameters such as display resolution are not significant discrepancies, as any of the technologies could be manufactured to any required resolution.

     DMD - Texas Instruments Digital Micro-mirror Device (DMD) is the closest display concept to the AMA(TM). It consists of arrays of micro-mirrors which are bent out of the way of a light source to project an on or off image spot. By controlling the relative on and off time of a spot, the intensity is increased or decreased to provide an image. This is called Pulse Width Modulation (PWM).

     A significant advantage of DMD is that it is fabricated from silicon micro machine technology as an integrated structure. This technology is mature and has had much funding from the U.S. Government.

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

Comparison Item:                      TI's DMD                              Aura's AMA(TM)
----------------                      --------                              ----------
Image generation technique:           Pulse Width Modulation                Intensity Modulation
Light efficiency:                     Low - limited by micro-mirror size    Very high - due to large mirror size
Maximum brightness:                   Large - limited due to heating of     Very large - no practical limit known
                                      the electronics
Complexity:                           High - 10 transistors per pixel       Low - only 1 transistor per pixel
                                      required

  COMPUTER RELATED PRODUCTS


     The Company experienced a great deal of competition in the computer related communications and multimedia products and computer monitor industry. In the communications market NewCom's direct U.S. competitors include Zoom Telephonic, Cardinal Technology, Boca Research, Best Data, Logicode, U.S. Robotics and MicroCom. In the multimedia products market, NewCom's direct competitors include Creative Laboratory Ltd., Aztec Systems Ltd., Diamond Technology, Inc., Hi-Val, and Pinnacle Micro.

     Many of NewCom's current and potential competitors have a significantly greater market presence, name recognition and financial and technical resources, and may have long standing market positions and brand name recognition.
Further, semiconductor components are purchased by NewCom from a number of vendors to obtain the most advanced components available. However, some of NewCom's competitors have captive semiconductor suppliers, which can give them greater control over design, availability and cost.

     This industry has been marked by consolidations in recent periods as a result of severe operating losses or discontinuance of business. This volatility and intense competitive pressure in these markets could adversely affect this industry.

     The market for computer related communications and multimedia products and computer monitors is characterized by rapidly changing technology, short product life cycles and evolving industry standards. The Company's success in this industry will depend upon its ability to continually enhance its existing products and to introduce new products on a timely basis. Accordingly, the Company intends to continue to make investments in product and technological development.

     Speakers and Sound Systems

     The Company believes that the speakers using the AuraSound NRT(TM) technology's have significant advantages, as compared to conventional design speakers, are as follows:

     .Higher efficiency, lower distortion
     .Enhanced bass output--for lower lows
     .Longer cone excursion capability--for higher volume sound
     .Improved linearity--for more accurate sound reproduction
     .No magnetic shielding required--not expected to distort TV or
      video/computer monitor displays or   corrupt data in computers and disks
     .Low weight and small size
     .Adaptable design which allows speakers of any size, shape and performance to be manufactured.

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

     In the third category, the Company currently provides products that can be referred to as OEM transducers. In this category, the Company provides speaker systems without cabinets that can be used by others in their speaker system products. The system provided by the Company is naturally magnetically shielded and weighs on the average 33% less than other equivalent systems. Here, the Company competes with Tenegan Foster, Harmon and Panasonic, and many other smaller suppliers.

     In the fourth category the Company provides its patented and proprietary Bass Shaker(TM) in competition against large subwoofers that are supplied by numerous companies such as JBL, Pioneer and Jensen. The Bass Shaker(TM) is smaller, provides superior bass and does not generate large decibels of sounds. It is a unique product in the market place.

MANUFACTURING

     The AuraGen is assembled at Aura's facility in El Segundo with parts which are produced under subcontract with various suppliers. The Company currently manufactures its actuator products, ceramics and professional speakers at its own facilities. The Company subcontracts the manufacture of its own brand name and OEM speakers and amplifiers at facilities in the U.S., China, Malaysia, and the Phillipines. The Company subcontracts the manufacture and assembly of other products to several different suppliers on a purchase order basis.

     Speakers are currently produced by the joint venture in Malaysia and at a Malaysian facility operated by MYS, described below, on a purchase order basis. The Bass Shaker(TM) is produced in Mexico.

     NewCom currently uses four primary contract manufacturers, located in China, Taiwan, Mexico and the U.S. NewCom performs component integration, testing, installation of value added software and packaging at its Westlake Village, California facility.

     In Fiscal 1996, the Company acquired a 26,000 square foot manufacturing facility, in El Segundo, California for the AuraGen(TM) product line. In Fiscal 1998, the Company set up the production facilities including production line in the acquired building. During Fiscal 1997, the Company set up a small fabrication facility for the AMA(TM) product in El Segundo, California. This facility consists of a class 100 clean room and fabrication equipment for semi-conductor processes.

     MALAYSIAN JOINT VENTURE

     In 1993, the Company entered into an agreement with Burlington Technopole SDN. BHD., a Malaysian corporation (Burlington) for the formation of a joint venture to manufacture and sell speakers using Aura's proprietary technology. The joint venture, which has been named Audiora Sound(TM) SDN. BHD., was established under Malaysian law to operate in Malaysia and has the exclusive right to sell speakers using Aura technology in the ASEAN countries and the non-exclusive right to sell such speakers in the United States. Under the terms of the agreement, the Company owns 49% of the joint venture and Burlington owns 51%. The joint venture began shipping products in 1995. In Fiscal 1998, the joint venture started manufacturing speakers for the MYS division. Due to the MYS demand, the joint venture is expected to begin producing speaker drivers at its capacity during Fiscal 1999.

     DEWAN-AURA JOINT VENTURE

     In 1995, the Company entered into an agreement with K&K Enterprises of India ("K&K") for the formation of a joint venture to manufacture and sell speakers using Aura's proprietary technology. K&K acquired a license to the Company's technology and granted an exclusive sub-license to the joint venture. As consideration for the license, the Company was to have received a $1,000,000 fee, $400,000 of which was received in Fiscal 1996. The joint venture began shipping product in Fiscal 1996.

     In 1995 the Company also entered into an agreement with K&K for the formation of a joint venture to manufacture Aura's Bass Shaker(TM). In connection with the agreement, Aura granted K&K an exclusive license to use Aura's patented and proprietary technology. As consideration for the license to K&K, the Company was entitled to receive license fee payments quarterly over the life of the patent. Scheduled payments for the first five years totaled approximately $2.9 million, of which $500,000 was received in Fiscal 1996.

     Without any changes to its terms, the two joint ventures were merged in Fiscal 1996 into one joint venture encompassing both. The new venture was renamed Dewan-Aura. The Indian joint venture started production in late Fiscal 1996. During Fiscal 1998 the Company increased its "Brand Name" speaker products and shifted manufacturing demand at the joint venture from lower and OEM drivers to higher end products. The Indian joint venture quality was not meeting the Company's quality standards. The quality problems were partly due to the unavailability of high quality parts and components in India. Both the Company and the joint venture spent considerable amount of time and effort trying to solve problems. However, in late Fiscal 1998 (3rd quarter) the parties agreed to terminate the license agreement and the Company moved manufacturing to Malaysia, the Phillipines and Mexico where the Company had already been manufacturing these products during Fiscal 1998. See Management's Discussion and Analysis of Financial Conditions and Results of Operations-Results of Operation ("MD&A").

     AURA K&K LICENSE AGREEMENT

     In February 1997, the Company entered into a license agreement with K&K Enterprises in India to commercialize the AuraGen(TM) in the Indian, Nepal, Sri Lanka and Bangladesh markets. (See also Dewan-Aura discussion of K&K Enterprises in this "Manufacturing Section"). The agreement called for a license fee of $3,500,000 to be paid in payments over a 24 month period starting in June 1997, a fixed per unit royalty for every unit built and shipped in the licensed territory after December 1998. Furthermore, all units were to identified on the product by an Aura trademark (AuraGen). Due to the delays associated with commencement of production of the AuraGen there was a delay in the commencement of license payments. However, subsequent to the end of Fiscal 1998 the Company received the first license payment of $300,000. Royalty payments per unit were to be on a scheduled basis every quarter after December 1, 1998. The Company expected that payments of the remaining portion of the license would be proportionally delayed due to the late start.

     On May 11, 1998, India conducted a series of nuclear tests and on May 13, 1998 the President of the United States imposed a range of economic sanctions upon India pursuant to the Arms Export Control Act. These sanctions and the current climate generally has affected the Company's ability to request and obtain necessary United States Department of State and Commerce Indian export approvals and licenses. New and pending export licensing requests with respect to dual-use products and transfers of high technology are currently either being placed on hold or denied.

     AuraGen is a high technology product which has application in military vehicles, where unique portable power generation may also power missile launching devices as well as telecommunication/radar and other devices. No assurances can be given that the government will now permit sales of AuraGens to the Indian military, allow a technology transfer of this sort to an Indian private company, or that, given the status of sanctions, K&K will honor its payment obligations under the license agreement. Therefore, in view of these uncertainties the license must be suspended temporarily. See "MD&A."

     AURA-DETROIT CENTER TOOL LICENSE AGREEMENT

     In 1994, the Company formed Auratech, Inc. as a joint venture to develop, design, manufacture and market machine tooling robotics and industrial hand tool applications of the Company's electromagnetics technology. In June 1995, Auratech entered into a license agreement with Detroit Center Tool ("DCT"). DCT is engaged in business relating to the design and integration of robotics in automobile assembly lines. Under the license, DCT was entitled to manufacture the Company's patented and proprietary electromagnetic actuator for an actuated tool used in such assembly lines. In late 1995, the Company purchased 50.1% of Auratech owned by its joint venture partner. In Fiscal 1998, due to business shift in DCT, including spinning-off some of its operations, Auratech and DCT terminated the license. The Company now owns 100% of Auratech and operates it as a wholly-owned subsidiary. Auratech is currently pursuing machine tooling robotics and industrial hand tool applications with a third party. See "MD&A."

PRODUCT DEVELOPMENT EXPENDITURES

     During the fiscal years ended February 28, 1998, February 28, 1997, and February 29, 1996 the Company spent approximately $1.4 million, $6.0 million, and $5.2 million, respectively, on Company sponsored research and development activities. The Company plans to continue its research and development activities and may incur substantial costs in doing so.

PATENTS

     Since Aura is engaged in the development and commercialization of proprietary technology, it believes patents and the protection of proprietary technology are important to its business. The Company's policy is to protect its technology by, among other ways, filing patent applications for technology which it considers important to the development of its business. The U.S. Patent Office has to date issued 76 patents to Aura and has allowed 6 patent applications that will issue as patents. A majority of these patents expire between the years 2008 and 2015. Of the issued patents and allowed applications, 29 pertain to its automotive/industrial applications, 28 pertain to its sound applications, 21 pertain to its electro-optics applications, and 4 pertain to its communication technology. In addition, the company has 14 patent applications pending, 4 of which pertain to its automotive/industrial applications, 3 pertain to its sound applications, 3 pertain to its electro-optics applications, 2 pertain to its communication technology, and 2 pertain to miscellaneous applications. Additionally, 33 patent applications are in various stages of preparation for filing. There are no assurances that any of the patent application or any other new patents will be issued in the future, or that if issued, such patents will provide significant proprietary protection, or that they will not be challenged or replaced by superseding technology. The Company believes that its issued and allowed patents enhance its competitive position in electromagnetic actuators and electro-optics applications. The Company intends to file additional patent applications, when appropriate.

EMPLOYEES

     As of May 29, 1998, the Company employed 543 persons, 112 of which are employed by the Company's majority-owned subsidiary NewCom. The Company believes that its relationship with its employees is good. The Company is not a party to any collective bargaining agreements.

FORWARD LOOKING STATEMENTS

     This Form 10-K Report contains forward looking statements. The Company wishes to caution readers that important factors, in some cases, have affected, and in the future could affect, the Company's actual results and could cause the Company's future results of operation, to differ materially from those expressed in any forward-looking statements made by the Company.

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

      Relating to the above are potential difficulties or delays in the development, production, testing and marketing of products, including, but not limited to, a failure to ship new products and technologies when anticipated. There might exist a difficulty in obtaining raw materials, supplies, power and natural resources and any other items needed for the production of Company and other products, creating capacity constraints limiting the amounts of orders for certain products and thereby causing effects on the Company's ability to ship its products. Manufacturing economies may fail to develop when planned, products may be defective and/or customers may fail to accept them in the consumer-marketplace.

      Through its majority-owned subsidiary NewCom, the Company may grant limited rights to customers such as price protection and the right to return certain unsold inventories in exchange for new product purchases. Moreover, certain of its customers readily accept returned product from their own retail consumers, and these returned products may be returned to the Company for credit.

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

ITEM 2.   PROPERTIES

     The Company owns a 46,000 square foot headquarters facility in El Segundo, California and a 27,692 square foot manufacturing facility situated in El Segundo, California for its Automotive/Industrial divisions. These properties are encumbered by a deed of trust securing a Note in the principal amount of $5,450,000. The Company leases a 6,000 square foot building in El Segundo for its machine shop and a 22,000 square foot manufacturing facility in El Segundo for its Display and Sound and Automotive/Industrial divisions. It leases an approximate 38,000 square foot ceramics facility in New Hope Minnesota, 5,295 square foot facility in Kansas City, Missouri and, for its NewCom operations, leases a 33,000 square foot building in Westlake Village, California and a 24,000 square foot warehouse in Chatsworth, CA. Also in Westlake, the Company leases a facility of approximately 15,230 square feet for AuraSound and Electrotec. Moreover, Electrotec leases a 5,000 square foot building in Nashville, Tennessee, as well as an approximately 5,000 square foot building in Cambridge, England, for its European subsidiary Audiolease Limited. In Kansas City, Missouri, the Company leases a 61,320 square foot warehouse.

     The Company maintains numerous properties worldwide. Through its joint venture in Malaysia, the Company owns 49% of the factory consisting of approximately 1.8 acres of land and 18,000 square feet of building, located in Kangar, Malaysia. With the acquisition of MYS Corporation in Fiscal 1997, the Company also owns an approximately 25,000 square foot manufacturing facility in Malaysia.

     Through the Company's joint venture in India, it owns 49% of a 32,000 square foot manufacturing facility and 12,500 square foot warehouse/office in Noida, India, which is close in proximity to New Delhi. The Company operates offices in Cambridge, England, Moscow, Russia and Osaka, Japan; and has a showroom in Brussels, Belgium. In total, the Company has approximately 400,000 square feet of facilities and believes that they are adequate for its present needs.

ITEM 3.   LEGAL PROCEEDINGS

     The Company is engaged in various legal actions listed below. In the case of a judgment or settlement, appropriate provisions have been made in the financial statements.

SHAREHOLDER LITIGATION

     Barovich/Chiau v. Aura
     ----------------------

     In May, 1995 two lawsuits naming Aura, certain of its directors and executive officers and a former officer as defendants, were filed in the United States District Court for the Central District of California, Barovich v. Aura
                                                              ----------------
Systems, Inc. et al. (Case No. CV 95-3295) and Chiau v. Aura Systems, Inc. et
-------------------                            ------------------------------
al. (Case No. CV 95-3296), before the Honorable Manuel Real.  The complaints
--
purported to be securities class actions on behalf of all persons who purchased common stock of Aura during the period from May 28, 1993 through January 17, 1995, inclusive. The Complaints alleged that as a result of false and misleading information disseminated by the defendants, the market price of Aura's common stock was artificially inflated during the class period. The complaints were consolidated as Barovich v. Aura Systems, Inc., et. al.
                                --------------------------------------

     On February 16, 1996, the Company filed a motion for summary judgment which was granted on April 15, 1996. Judgment in favor of the Company and all defendants was entered on April 16, 1996. The Plaintiffs filed an appeal in the United States Court of Appeals for the Ninth Circuit and on January 9, 1998, the Ninth Circuit issued a memorandum decision reversing the judgment and remanding the case back to the District Court. On remand, the District Court set a new summary judgment hearing date for April 13, 1998. The Company filed a renewed motion for summary judgement on March 20, 1998, and soon thereafter the parties entered into a letter agreement of settlement, in which Aura agreed to pay $1 million to settle the case. Aura's insurance carrier agreed to pay an additional $2 million towards the settlement. The insurance carrier reserved its right to seek recovery from Aura for the $2 million paid for Aura's account. The insurance carrier's claim will be determined in a separate proceeding filed by the carrier in the same court (Evanston Insurance Co. v. Aura Systems Inc. et.
                               -----------------------------------------------
al. (Case No. CV-98-0908)) alleging that Barovich claims are not covered by the
---                                      --------
insurance policy. Aura has filed an answer with the court denying these allegations. The formal settlement papers for Barovich are currently being
                                              --------
negotiated.

     Morganstein v. Aura.
     --------------------

On April 28, 1997, a lawsuit naming Aura, certain of its directors and officers, and the Company's independent accounting firm was filed in the United States District Court for the Central District of California Morganstein v. Aura
                                                      -------------------
Systems, Inc., et al. (Case No. CV 97-3103), before the Honorable Steven Wilson.
--------------------
A follow-on complaint, Ratner v. Aura Systems, Inc., et al. (Case No. CV 97-
                       -----------------------------------
3944), was also filed and later consolidated with the Morganstein complaint.
                                                      -----------
The consolidated amended complaint purports to be a securities class action on behalf of all persons who purchased common stock of Aura during the period from January 18, 1995 to April 25, 1997, inclusive. The complaint alleges that as a result of false and misleading information disseminated by the defendants, the market price of Aura's common stock was artificially inflated during the Class Period. The complaint contains allegations which assert that the company violated federal securities laws by selling Aura Common stock at discounts to the prevailing U.S. market price under Regulation S without informing Aura's shareholders or the public at large.

     On August 25, 1997, the Company filed a motion to dismiss the complaint for failure to state a claim. The District Court denied the motion on November 24, 1997, set a summary judgment hearing date for May 4, 1998 and set a trial date for November 3, 1998. The Company filed an answer on December 16, 1997, denying the allegations of the amended consolidated complaint. On April 13, 1998, the Company filed a motion for summary judgment. Plaintiff responded by requesting an extension of time to respond, which the Court granted, setting July 13, 1998 as the date for plaintiffs to file a judgment hearing for August 10, 1998. On April 28, 1998, the District Court certified the case as a class action, with the class including all persons who purchased common stock of Aura from January 18, 1995 to April 25, 1997, inclusive. The parties are currently engaged in discovery.

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

OTHER LITIGATION

     Other Litigation.
     -----------------

     The Company is also engaged in other legal actions. In the opinion of management, based upon the advice of counsel, the ultimate resolution of these matters will not have a material adverse effect.

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

     Set forth below are high and low sales prices for the Common Stock of Aura for each quarterly period in each of the two most recent fiscal years. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions in the Common Stock. The Company had approximately 4,400 stockholders of record as of June 12, 1998.


   Period                                         High           Low
   ------                                         ----           ---
Fiscal 1997

   First Quarter ended May 31, 1996               $5.56          $4.00
   Second Quarter ended August 31, 1996           $4.31          $2.50
   Third Quarter ended November 30, 1996          $3.31          $1.88
   Fourth Quarter ended February 28, 1997         $3.06          $1.75

Fiscal 1998

   First Quarter ended May 31, 1997               $2.78          $1.47
   Second Quarter ended August 31, 1997           $2.13          $1.50
   Third Quarter ended November 30, 1997          $3.94          $2.00
   Fourth Quarter ended February 28, 1998         $3.75          $2.25

     On June 12, 1998, the average high and low reported sales price for the Company's Common Stock was $2.38.

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

                      AURA SYSTEMS, INC. AND SUBSIDIARIES

                                                                       Year Ended
                                          --------------------------------------------------------------------
                                          February 28,  February 28,  February 29,  February 28,  February 28,
                                              1998          1997         1996          1995          1994
                                          ------------  ------------  ------------  ------------  ------------
Net Revenues                              $136,715,385  $109,950,202  $ 77,088,850  $ 42,444,213  $ 16,369,825
                                          ------------  ------------  ------------  ------------  ------------
Cost of goods and overhead                 101,622,051    86,350,828    71,849,204    30,198,196    13,731,946
Research and development expenses            1,395,160     6,022,586     5,225,735     2,037,464     2,286,051

Selling, General and administrative
  expenses                                  45,018,066    18,761,123    26,399,794    12,771,151     6,269,202
                                          ------------  ------------  ------------  ------------  ------------
Total costs and expenses                   148,035,277   111,134,537   103,474,733    45,006,814    22,287,199
(Loss) from operations                     (11,319,892)   (1,184,335)  (26,385,883)   (2,429,340)   (5,917,374)
Other income and expense
   Gain on sale and issuance of
     subsidiary stock and other assets     (12,952,757)     (250,000)           --            --            --
   Interest expense (income) net             6,827,269     1,415,934      (289,793)      220,539       301,928
   Class action litigation and
     other settlements                       1,700,000            --            --            --     4,375,000
  Termination of license arrangement         3,114,030            --            --            --            --
  Equity in losses of unconsolidated
     joint ventures                          1,937,747            --            --            --            --
  Minority interests in income of
     consolidated subsidiaries                 946,405            --            --            --            --
  Provision (benefit) for income taxes      (1,256,046)      570,484            --            --            --
                                          ------------  ------------  ------------  ------------  ------------
  Net (loss)                              $(11,636,540) $ (2,920,753) $(26,087,090)  $(2,649,879) $(10,594,302)
                                          ============  ============  ============  ============  ============
  Net (loss) per common share - basic     $       (.15) $       (.04) $       (.48)  $      (.07) $       (.35)
                                          ============  ============  ============  ============  ============
  Weight average number of
     common shares                          79,045,290    68,433,521    53,860,527    37,217,673    30,117,742
                                          ============  ============  ============  ============  ============

                                          February 28,  February 28,  February 29,  February 28,  February 28,
BALANCE SHEET DATA                            1998          1997          1996          1995          1994
                                          ------------  ------------  ------------  ------------  ------------
Working Capital                           $ 60,168,895  $ 62,310,715  $ 71,362,882  $ 33,796,181  $ 11,353,783
Total assets                               227,302,629   182,528,399   134,080,568    73,467,003    37,564,037
Total liabilities, deferrals and
  minority interests                       110,400,761    57,050,812    34,917,462    19,213,584    19,488,244
Net stockholders' equity                   116,901,868   125,477,587    99,163,106    54,253,419    18,075,793

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

General

Fiscal 1998 as Compared to Fiscal 1997

      The Company continued its activity in development of commercial application of its proprietary technologies as well as sell commercial products. The Company has reported a net loss for each of its five most recent fiscal years.

Revenues

      Gross revenues in Fiscal 1998 increased to $161.0 million from $133.8 million, an increase of 20.3%. This was due primarily to an increase in its sound division and the increase in sales of computer products by the Company's NewCom subsidiary.

      Returns and allowances increased to $24.3 million or 15% of gross revenues in Fiscal 1998 as compared to $23.9 million or 17.8% of gross revenues in the prior fiscal year. While the dollar value of the returns increased slightly, returns as a percentage of gross revenues declined. Most of the returns were due to the Company's NewCom subsidiary.

      Net revenues were $136.7 million as compared to $110.0 million in Fiscal 1997, or an increase of 24.3%. The differences between gross and net revenues are attributed mostly to the returns and allowances experienced by NewCom.

      Sales of computer monitors to two unrelated parties declined to approximately $10 million in Fiscal 1998 or 6.2% of gross revenues, from $16.5 million or 12.3% of gross revenues in Fiscal 1997. These sales are expected to continue to decline both in dollar terms and as a percentage of revenues as the Company continues to expand its product line and its customer base. Although the Company does not have any long term agreement with any customers, it has no reason to believe that sales to customers will be abruptly curtailed.

Cost of Goods and Overhead

      Cost of goods and overhead increased to $101.6 million in Fiscal 1998 from $86.4 million in Fiscal 1997. While the dollar value increased as a result of the increase in sales, as a percentage of net revenues, cost of goods decreased to 74.3% from 78.5% in the prior fiscal year. As the Company continues to bring new products to market and introduce new variations of existing products, this percentage may fluctuate substantially in future periods.

Gross Profit and Net Loss

      Gross profit for Fiscal 1998 increased to 25.7% from 21.5% in Fiscal 1997 partially due to the increase in gross profit for the Company's subsidiary NewCom to 34.8% in Fiscal 1998 from 33.6% in Fiscal 1997.

      Due to the increase of the Company's business and in particular as it relates to consumer electronics, the Company in the fourth quarter increased its reserve for potential returns of merchandise as well as product obsolescence and potential bad debts. On a consolidated basis the reserve increased to approximately $10.5 million or 4.6% of assets as compared to $5.8 million or 3.2% of assets in the prior year.

       The following table summarizes the above discussion in the form of percentages.

           ------------------------------------------------------------------------------
                                          FY 98                    FY 97
           ------------------------------------------------------------------------------
           ------------------------------------------------------------------------------
           ------------------------------------------------------------------------------
           Net Revenues                  100  %                    100  %
           ------------------------------------------------------------------------------
           Cost of Goods Sold             74.3%                     78.5%
           ------------------------------------------------------------------------------
           Gross Margins                  25.7%                     21.5%
           ------------------------------------------------------------------------------
           SG&A and R&D                   33.9%                     22.6%
           ------------------------------------------------------------------------------
           Loss from Operations            8.3%                      1.1%
           ------------------------------------------------------------------------------
           Net Loss                        8.5%                      2.7%
           ------------------------------------------------------------------------------

       During the fourth quarter the Company attended two major tradeshows. The CES show in January and the SAE show in February. Both of these had a bias effect on expenses for the fourth quarter by approximately $0.9 million. During the fourth quarter the Company experienced an incremental increase in interest of approximately $1.2 million due to the conversion of a $15 million convertible note to a straight note in September and additional interest incurred on a $10 million financing that occurred in October. Legal expenses increased above other periods in the fourth quarter as legal activities increased in numerous areas. After a careful analysis and review of expenses the Company consolidated and relocated its main warehouse facilities from San Diego, California to Kansas City, Missouri. The cost of approximately $0.8 million associated with this consolidation will be saved in approximately one year. Due to uncertainties created by India's detonation of nuclear devices and U.S. sanctions against India the Company reserved $3.1 million in license fee due from K&K in India for the AuraGen. The Company also incurred losses from foreign non-consolidated Joint Ventures of approximately $1.9 million. After year-end the Company settled one class action suit and other litigation and took a charge of $1.7 million in Fiscal 1998.

       The following table summarizes certain fourth quarter events that contributed to the loss in Fiscal 1998 as described above.

           ---------------------------------------------------------------------------------

           ---------------------------------------------------------------------------------
           a. Seasonal expenses during the fourth quarter                       $0.9 million
           ---------------------------------------------------------------------------------
           b. Increment increase in fourth quarter interest expense              $1.2 million
           ---------------------------------------------------------------------------------
           c. Increment increase in fourth quarter legal expenses                $0.5 million
           ---------------------------------------------------------------------------------
           d. Consolidate and relocate warehouse facilities in Kansas City      $0.8 million
           ---------------------------------------------------------------------------------
           e. Reserve on AuraGen License in India due to US sanctions           $3.1 million
           ---------------------------------------------------------------------------------
           f. Loss on foreign joint ventures                                    $1.9 million
           ---------------------------------------------------------------------------------
           g. Legal settlements                                                 $1.7 million
           ---------------------------------------------------------------------------------
                  TOTAL                                                         $10.1 million
           ----------------------------------------------------------------------------------


Research & Development

       Research and development cost for Fiscal 1998 decreased to $1.4 million from $6.0 million in Fiscal 1997. The Company continues its research and development in the areas of displays and micromachines, automotive applications of magnetics and sound systems. As a percentage of net revenues research and development expenses declined in Fiscal 1998 to 1.0% as compared 5.5% in the prior year.

Selling, General & Administrative

       Selling, general and administrative expenses increased to $45.0 million in Fiscal 1998 from $18.8 in Fiscal 1997, for an increase of $26.2 million. The increase is comprised principally of the following: $8.9 million increase from the NewCom subsidiary; the write-off of $5.0 million in license fees in connection with the termination of license agreements; an increase in legal fees over the prior year of approximately $1.0 million; an increase in sales promotion of approximately $1.5 million, an increase of payroll and associated benefits of approximately $2.7 million with the addition of 40 new employees and an increase in depreciation and amortization of approximately $1.3 million.

Bad Debt Expense

       Bad debt expense in Fiscal 1998 increased to $3.6 million from $.8 million in Fiscal 1997.

Interest Expense

       Net interest expense for Fiscal 1998 was $6.8 million as compared to net interest expense of approximately $1.4 million in the prior fiscal year. The increase was due to increased lines of credit for NewCom that were utilized throughout the year, higher levels of debt issued by the Company, premiums paid on the repurchase of convertible notes, and a higher interest rate on a $15 million note.

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

Net Loss

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

       Certain fourth quarter events contributed to the loss in Fiscal 1997 as follows:

                                                                                  Millions
                                                                                  --------
          a) Seasonal expenses during the fourth quarter                             $1.50
          b) Business focus, consolidation and sale of unprofitable operations        1.00
          c) Reserves increases for potential product obsolescence                    2.26
                                                                                     -----
            TOTAL                                                                    $4.76
                                                                                     =====

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

Selling, General & Administrative

       Selling, general and administrative expenses decreased to $18.76 million from $26.39 million in Fiscal 1996. The decline in Selling, General and Administrative expenses in Fiscal 1997 from Fiscal 1996 can be mostly attributed to the reduction in cost in advertisement expenses (approximately $2.7 million), reduction in bad debt (approximately $2.3 million), a reduction in the total tradeshows attended and the cost reduction associated with the major shows particularly the January 1997 CES in Las Vegas (approximately $1.2 million), reduction of consultants and changes in the composition of personnel (approximately $1.5 million). The total number of employees in Selling, General and Administrative functions increased during Fiscal 1997 from Fiscal 1996, however the payroll expense decreased due to the reduction of high salaried individuals. As a percentage of net revenues, SG&A for 1997 decreased to 16.9 % as compared to 34.2% for the prior year.

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

LIQUIDITY AND CAPITAL RESOURCES

       Net working capital decreased by $2,141,820 to $60,168,895 at Fiscal 1998 year end, with the current ratio decreasing to 1.76 from 2.54:1. The principal differences in the Company's accounts from February 28, 1997 to February 28, 1998 are a decrease in cash and equivalents of $1,032,943, an increase in net receivables of $674,443, an increase in inventories of $24,866,579, an increase in notes payable of $16,288,005, an increase in accounts payable and accrued expenses of $22,365,696, and an increase in current notes payable of $16,288,005.

       The Company's cash balances were $6,079,411 at February 28, 1998, $7,112,354 at February 28, 1997 and $21,900,364 at February 29, 1996.

       The net cash used in operating activities of 29,622,652 increased by $16,052,271 due primarily to the increase in the net loss incurred and the increase in inventories, offset partially by an increase in the level of accounts payable.

       The level of inventories has increased primarily due to the Company's NewCom subsidiary. NewCom's inventory increased by $29.7 million, while the consolidated inventory increased by only $24.9 million. Overall excluding NewCom the Company's inventory decreased by $4.8 million.

       In Fiscal 1998 the Company invested $.6 million in various joint-ventures, compared to $7.2 million in the prior year. In Fiscal 1997 the Company formed a joint venture for simulators with a group in Europe. The Company contributed approximately $3.8 million of assets, consisting of 6 DOF (6 Degree of Freedom) and 2 DOF simulators and related hardware for a 40% equity in the joint venture. The $3.8 million contribution is included in the $7.2 million above.

       In Fiscal 1998, the Company raised $584,850 from the exercise of warrants, $900,000 form the sale of warrants and $51,500 from the exercise of stock options. The Company also received proceeds of $34,500,000 from the issuance of notes payable.

       In March 1997 the Company issued $15 million of convertible Debentures to a group of accredited investors in a private placement. The Debentures were convertible into Common Stock of the Company in accordance with a stated formula. In October 1997 the Company and the investors entered into an Agreement modifying the Debentures to eliminate the conversion feature in exchange for increasing the interest rate on the principal to 18% and the payment of a quarterly fee of $935,000 for each quarter during which the Debentures remain outstanding. The stated maturity of the Debentures was shortened from March 2000 to September 1998. The Debentures, as modified, are secured by a Note from NewCom to Aura in the original principal amount of $17 million and 1,250,000 shares of NewCom stock, subject to adjustment under certain circumstances. As part of the modification, the Company issued warrants for an aggregate of 2,500,000 shares of Common Stock at an exercise price of $2.50 per share, subject to potential adjustment after one year under certain circumstances.

       In June 1997 the Company issued a $4 million convertible debenture in a private placement to a single accredited investor. The debenture accrues interest at the rate of 7% per annum, payable quarterly, and is due and payable in June 1999. The Debenture was convertible into shares of the Company's Common Stock at the then current market price at the time of conversion.

       On October 30, 1997, the Company sold $10 million of Convertible Debentures to a single institutional investor. The Debentures bear interest at the rate of 7% per annum, payable quarterly, with the entire principal amount due and payable on October 30, 2002, subject to prior redemption or conversion. The Debentures are convertible, at the option of the holder, into the Company's Common Stock at a fixed conversion price of $3.04 per share, which was 110% of the average closing bid price of the Common Stock over the five trading days ending on the day prior to the closing of the financing. As part of the financing, the investor received 3,619,910 five-year Warrants, exercisable at $2.85 per share.

       On December 31, 1997, the Company issued and sold Convertible Debentures in the aggregate amount of $5.5 million to two institutional investors. The Debentures bear interest at the rate of 7% per annum, payable quarterly, with the entire principal amount due and payable on December 31, 2002, subject to prior redemption or conversion. The Debentures are convertible, at the option of the holder, into the Company's Common Stock at a fixed conversion price of $3.81 per share. As part of the financing, the investors received warrants to purchase up to 1,585,865 shares of common stock exercisable at $3.81 per share for five years. On June 3, 1998, the Company entered into an agreement with one of the investors to reduce the exercise price of 1,009,009 Warrants from $3.81 to $2.50 and to fully exercise the Warrants. The Company further agreed that if the average bid price for the five trading days ending December 15, 1998 is less than $2.50, the Company would further reduce the exercise price retroactively by issuing to the investor additional shares to reflect the difference between the current exercise price and the market price in December 1998. In addition, the Company issued to the investor two new Warrants: a five year Warrant exercisable for 1,009,009 shares of Common Stock at an exercise price equal to the lesser of $2.52 and the average closing bid price over the 15 trading days beginning June 15, 1998; and a five year warrant exercisable for 756,757 shares of Common Stock at an exercise price of $3.50.

       On March 30, 1998, the Company sold $8 million of Convertible Debentures to a single institutional investor for cash. The Debentures bear interest at the rate of 7% per annum, with the entire principal amount due and payable on March 30, 2003, subject to prior redemption or conversion. The Debentures are convertible, at the option of the holder, into Common Stock at a fixed conversion price of $3.13 per share. As part of the financing, the investor received warrants to purchase up to 2,415,094 shares exercisable at $3.64 per share.

       In May 1998 the Company completed a refinancing of two properties owned by Aura in El Segundo, consisting of its headquarters and an adjacent facility. As part of the financing the Company encumbered these properties with a first deed of trust securing a Note in the amount of $5,450,000, resulting in net cash to the Company of approximately $3.0 million.

       Spending for property and equipment amounted to $18,006,394 for Fiscal 1998, $25,146,585 in Fiscal 1997 and $7,301,729 in Fiscal 1996. Of the Fiscal
1998, 1997 and 1996 amounts, $16,096,180, $16,539,899 and $363,274 respectively was due to the manufacture of tooling and the remainder was due to the expansion of facilities and purchases of equipment which was necessary in connection with research and development activities, services performed under various subcontracts and manufacturing requirements.

       The Company's cash flow generated from operating activities has to date not been sufficient to fund its working capital needs. In the past, the Company has relied upon external sources of financing to maintain its liquidity, principally private and bank indebtedness and equity financing. No assurances can be provided that these funding sources will be available in the future. The Company currently intends that funding required for future growth, operations or any joint ventures entered into would occur through a combination of existing working capital, operating profits, bank credit lines, equity and favorable financial terms from vendors.

       As previously mentioned, the nature of the Company's business has shifted from predominantly government funded development to design and manufacture of commercial products. In Fiscal 1999, the Company expects its results to be favorably impacted by expanded speaker manufacturing activities, the expansion of selling activities of the Company's Bass Shaker, and the bringing to market of the Company's automotive products. Additionally, computer related products sold by the Company's subsidiary, NewCom, Inc., are expected to increase as vendor relationships and supply lines become more fully developed. The extent of manufacturing undertaken by the Company versus the use of subcontractors or joint venture partners will influence the level of capital required for future expansion. Going forward the Company intends to focus on its four core businesses: Sound, Automotive, Display and Computer products.

       Current fixed monthly expenses corporate wide, average approximately $3,500,000, principally for labor, overhead, travel and professional fees.

       The Company and its subsidiaries lease space located in El Segundo, Westlake Village, and Chatsworth, all in California and in New Hope, Minnesota, Nashville, Tennessee and Kansas City, Missouri. Minimum monthly rents under the leases approximate $55,000. Rent expense was approximately $1.3 million for Fiscal 1998, $1.3 million for Fiscal 1997, and $900,000 for Fiscal 1996. The Company has no other material long-term capital commitments.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 1997, the financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This statement which is effective for fiscal years beginning after December 15, 1997 requires the Company to make certain disclosures but has no impact on the Company's financial statements.

YEAR 2000

     In accordance with U.S. Securities and Exchange Commission's Staff Legal Bulletin No. 5, the Company has assessed both the cost of addressing and the costs or consequences of incomplete or untimely resolution of the Year 2000 issue. Most of the Company's major systems have already been updated or replaced with applications, in the normal course of business, that are Year 2000 compliant. Accordingly, the Company has determined that its estimated costs related to the Year 2000 issue are not anticipated to be material to the Company's business, operations or financial condition.

     In addition, the Company is in process of initiating formal communication with its significant suppliers and large customers to determine the extent to which the Company is vulnerable to those third parties failure to remediate their own Year 2000 Issues. The Company can give no guarantee that the systems of other companies on which the Company's systems rely will be converted on time or that a failure to convert by another company would not have a material adverse effect on the Company.

ASIAN FINANCIAL CRISIS

     The ongoing financial crisis in Asia may have a negative effect on the Company's cash flow due to the potential requirements for cash advances to Asian vendors in order to ensure an adequate flow of product.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT

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

     Name                          Age                 Position with the Company
     ----                          ---                 -------------------------

     DIRECTORS
     ---------
     Zvi Kurtzman                  52        Chief Executive Officer, Chairman, Board of Directors
     Gerald S. Papazian            42        President and Chief Operating Officer, Director, member of
                                             Executive, Personnel and Science and Technology Committees
     Arthur J. Schwartz, Ph.D.     50        Executive Vice President, Director, member of Executive,
                                             Investment and Science and Technology Committees
     Cipora Kurtzman Lavut         42        Senior Vice President, Corporate Communications, Director, member of Executive, Investment and Personnel Committees
     Neal B. Kaufman               53        Senior Vice President, Director, member of Executive, Personnel and Science and Technology Committees
     Steven C. Veen                42        Senior Vice President and Chief Financial Officer, Director,
                                             member of Audit, Executive and Investment Committees
     Harvey Cohen                  65        Director, member of Audit, Investment and Science and Technology
                                             Committees
     Norman Reitman                75        Director, member of Audit, and Investment Committees
     Brigadier Ashok Dewan         59        Director, member of Audit, Compensation and Investment
                                             Committees
     Peter Liu                     50        Director, member of Audit, Compensation and Investment Committees
     Salvador Diaz-Verson, Jr.     46        Director, member of Audit, Compensation and Investment Committees

     OTHER EXECUTIVE OFFICERS AND KEY EMPLOYEES
     ------------------------------------------

     Michael Froch                 36        General Counsel and Secretary
     Gregory Um, Ph.D.             50        President, Aura Display
     Keith O. Stuart               42        President Tech Center
     Ronald J. Goldstein           57        President Aura Automotive
     Jacob Mail                    48        Vice President Operations Planning
     Yoshikazu Masayoshi           57        Chairman, AuraSound, President, MYS Corporation

ZVI KURTZMAN is the CEO and Chairman of the Board of Directors of the Company and has served in this capacity since 1987. Mr. Kurtzman also served as the Company's President from 1987 to 1997. Mr. Kurtzman obtained his B.S. and M.S. degrees in physics from California State University, Northridge in 1970 and 1971, respectively, and completed all course requirements for a Ph.D. in theoretical physics at the University of California, Riverside. He was employed as a senior scientist with the Science Applications International Corp. a scientific research company in San Diego, from 1984 to 1985 and with Hughes Aircraft Company, a scientific and aerospace company, from 1983 to 1984. Prior thereto, Mr. Kurtzman was a consultant to major defense subcontractors in the areas of computers, automation and engineering. For information regarding certain legal proceedings to which Mr. Kurtzman was a party, see "Legal Proceedings-Securities and Exchange Commission Settlement."

ARTHUR J. SCHWARTZ, PH.D. is the Executive Vice President and director of the Company since February 1987. Dr. Schwartz obtained his M.S. degree in physics from the University of Chicago in 1971 and a Ph.D. in physics from the University of Pittsburgh in 1978. Dr. Schwartz was employed as a Technical Director with Science Applications International Corp., a scientific research company in San Diego, California from 1983 to 1984 and was a senior physicist with Hughes Aircraft Company, a scientific and aerospace company, from 1980 to 1984. While at Hughes, he was responsible for advanced studies and development where he headed a research and development effort for new technologies to process optical signals detected by space sensors.

CIPORA KURTZMAN LAVUT is Senior Vice President Corporate Communications and has served in this capacity since December 1991. She previously served as Vice President in charge of Marketing and Contracts for the Company since 1988 and was appointed director of the Company in 1989. She graduated in 1984 from California State University at Northridge with a B.S. degree in Business Administration.

NEAL B. KAUFMAN is Senior Vice President of Aura, and has served in this capacity since 1988. Mr. Kaufman is also a director of the Company and has served in this capacity since 1989. Mr. Kaufman graduated from the University of California, Los Angeles, in 1967 where he obtained a B.S. in engineering. He was employed as a software project manager with Abacus Programming Corp., a software development firm, from 1975 to 1985 where he headed a team of software specialists on the Gas Centrifuge Nuclear Fuel enrichment program for the United States Department of Energy and developed software related to the Viking and Marine projects for the California Institute of Technology Jet Propulsion Laboratory in Pasadena, California.

STEVEN C. VEEN a certified public accountant, is the Chief Financial Officer and has served in this capacity since March 1994. He joined the Company as its Controller in December 1992. Prior to that, he had over 12 years experience in varying capacities in the public accounting profession. Mr. Veen served from 1983 to December 1992 with Muller, King, Black, Mathys & Acker, Certified Public Accountants. He received a B.A. in accounting from Michigan State University in 1981. Mr. Veen also serves as a director of NewCom, Inc. and Chief Financial Officer.

GERALD S. PAPAZIAN has been the Company's President and Chief Operating Officer since July 1997. He has been with Aura Systems for ten years and has been involved in the day-to-day operations of the Company with direct responsibility for contract administration, purchasing, inventory control, logistics, warehousing, shipping and receiving and human resources. He joined the Company in August 1988 from Bear, Stearns & Co., an investment banking firm, where he served from 1986 as Vice President, Corporate Finance. His responsibilities there included valuation of companies for potential financing, merger or acquisition. Prior to joining Bear Stearns, Mr. Papazian was an Associate in the New York law firm of Stroock & Stroock & Lavan, where he specialized in general corporate and securities law with the extensive experience in public offerings. He received a BA, Economics (magna cum laude) from the University of Southern California in 1977 and a JD and MBA from the University of California, Los Angeles in 1981. He currently serves as a trustee of the University of Southern California. Mr. Papazian also serves on the Board of Directors of NewCom, Inc.

HARVEY COHEN is a director of the Company and has served in this capacity since August 1993. Mr. Cohen is President of Margate Advisory Group, Inc., an investment advisor registered with the Securities and Exchange Commission, and a management consultant since August 1981. Mr. Cohen has consulted to the Company on various operating and growth strategies since June 1989 and assisted in the sale of certain of the Company's securities. From December 1979 through July 1981, he was President and Chief Operating Officer of Silicon Systems, Inc., a custom integrated circuit manufacturer which made its initial public offering in February 1981 after having raised $4 million in venture capital in 1980. From 1975 until 1979, Mr. Cohen served as President and Chief Executive Officer of International Communication Sciences, Inc., a communications computer manufacturing start-up company for which he raised over $7.5 million in venture capital. From 1966 through 1975, Mr. Cohen was employed by Scientific Data Systems, Inc. ("S.D.S."), a computer manufacturing and service company, which became Xerox Data Systems, Inc. ("X.D.S.") after its acquisition by Xerox in 1979. During that time, he held several senior management positions, including Vice President-Systems Division of S.D.S. and Senior Vice President-Advanced Systems Operating of the Business Planning Group. Mr. Cohen received his B.S. (Honors) in Electrical Engineering in 1955 and an MBA in 1957 from Harvard University.

NORMAN REITMAN is a director of the Company and has served in this capacity since January 1989. Mr. Reitman currently serves as an independent consultant to Kroll Associates, Inc. an international investigative firm. Mr. Reitman obtained his B.B.A. degree in business administration from St. Johns University in 1946 and became licensed as a public accountant in New York in 1955. Mr. Reitman is the retired Chairman of the Board and President of Norman Reitman Co., Inc., insurance auditors, where he served from 1979 until June 1990. Mr. Reitman was a senior partner in Norman Reitman Co., a public accounting firm, where he served from 1952 through 1979. Mr. Reitman served on the Board of Directors and was a Vice President of American Family Life Assurance Co., a publicly held insurance company, from 1966 until April 1991.

BRIGADIER ASHOK DEWAN is a director of the Company and has served in this capacity since September 1997. Mr. Dewan is the founder and Chairman of K&K Enterprises of India (K&K), since its formation in 1986. K&K is engaged in the manufacture, sale and distribution of consumer electronics, and has been on OEM supplier to companies such as Philips, ASM, JBL and Infinity Systems. In 1995, Aura and K&K formed a joint venture, Dewan-Aura, which manufactured and sold Aura's speakers and Bass Shakers in the republic of Taiwan, the Indian subcontinent, Middle East and Europe. In 1989, Mr. Dewan founded Chand International, which is engaged in the manufacture and sale of garments, and has served as its Chairman since its formation.

PETER LIU is a director of the Company and has served in this capacity since September 1997. Mr. Liu is the Chairman and CEO of W I Harper Group. As Chairman and co-founder of W I Harper Group, Mr. Liu directs and implements both W I Harper Group corporate and client Asia-Pacific market and business development strategies. Mr. Liu has established relationships with prominent, key officials and executives in both private and public sectors of China, as well as throughout other major Asian economic communities. Mr. Liu was General Partner of the Walden Group of Venture Capital Funds and the Executive Vice President and Director of IVCIC, Walden's fund based in Taiwan. Before co-founding IVCIC, Mr. Liu served as the President of Marsquare International, an international trade and merchandising company based in San Francisco. Mr. Liu was a co-founder of California National Bank and served as partner of Chester International, a management consulting firm focused on international business development. Mr. Liu earned a Bachelor of Science degree and a Masters Degree in Business Administration from the University of California at Berkeley.

SALVADOR DIAZ-VERSON, JR. is a director of the Company and has served in this capacity since September 1997. Mr. Diaz-Verson is the founder, and since 1991 has been the Chairman and President of Diaz-Verson Capital Investments, Inc., an Investment Adviser registered with the Securities and Exchange Commission. Mr. Diaz-Verson served as president and member of the Board of Directors of American Family Corporation (AFLCAC Inc.) a publicly held insurance holding company, from 1979 until 1991. Mr. Diaz-Verson also served as Executive Vice President and Chief Investment Officer of American Family Life Assurance Company, subsidiary of AFLCAC Inc. from 1976 through 1991. Mr. Diaz-Verson is a graduate of Florida State University. He is currently a director of the board of Miramar Securities, Clemente Capital Inc., Regions Bank of Georgia and The Philippine Strategic Investment Holding Limited.

MICHAEL I. FROCH is General Counsel and Secretary of the Company. He has served as General Counsel since March 1997 and as Secretary since July 1997. He also serves as Director and Secretary of NewCom, Inc., the Company's majority owned subsidiary. He joined the Company in 1994 as corporate counsel. From 1991 through 1994, Mr. Froch was engaged in private law practice in California. Mr. Froch is admitted to the California and District of Columbia bars. He received his Juris Doctor degree from Santa Clara University School of Law in 1989, during which time he served as judicial extern to the Honorable Spencer M. Williams, United States District Judge for the Northern District of California. He received his A.B. degree from the University of California at Berkeley in 1984, serving from 1982 through 1983 as Staff Assistant to the Honorable Tom Lantos, Member of Congress.

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

KEITH O. STUART is President of the Research Center and has served in this capacity since 1995. Previously he served as Vice President in charge of Hardware Development for Aura since 1988 and as a Program manager in 1987. Mr. Stuart obtained his B.S. and M.S. degrees in electrical engineering from the University of California Los Angeles in 1978 and 1980, respectively. Mr. Stuart worked for Cyphermaster, Inc. during 1986 and was employed by Hughes Aircraft Company, a scientific and aerospace company, prior thereto. Mr. Stuart has designed and fabricated digitally controlled, magnetically supported gimbals that isolate the seeker portion of a United States

Space Defense Initiative and has also developed a multi-computer automated test station for the evaluation of sophisticated electro-optical devices.

RONALD J. GOLDSTEIN is President of Automotive and has served in this capacity since 1989. He holds two M.S. degrees in Computing Technology and the Management of R & D from George Washington University and has completed course work for a Ph.D. in Nuclear Engineering from North Carolina State University. Mr. Goldstein has over 25 years of experience in high technology both in government and industry. Since 1989 Mr. Goldstein has been responsible for all marketing and business development activities for the Company. Prior to joining Aura Mr. Goldstein was Manager of Space Initiatives at Hughes Aircraft Company, a scientific and research company, where he was responsible for the design, production and marketing of a wide variety of aerospace systems and hardware. Prior to joining Hughes in 1982, Mr. Goldstein was the Special Assistant for National programs in the Office of the Secretary of Defense, and before that held high level program management positions with the Defense Department and Central Intelligence Agency.

JACOB MAIL is Vice President, Operational Planning and has served in this capacity since 1995. Mr. Mail served over 20 years at Israeli Aircraft Industries, starting as a Lead Engineer and progressing to Program manager. He was responsible for the development and production of hydraulic actuation, steering control systems, rotor brake systems and other systems and subsystems involved in both commercial and military aircraft. Systems designed by Mr. Mail are being used today all over the western world. In addition, Mr. Mail has extensive experience in the preparation of technical specifications planning and in organizing production in accordance with customer specifications at full quality assurance.

YOSHIKAZU MASAYOSHI is Chairman of AuraSound and President of MYS Corporation, joining the Company in Fiscal 1997 as part of Aura's acquisition of MYS and its subsidiaries. Mr. Masayoshi has been with MYS since its founding in 1986 and has, during that time, extended the Japan based R&D center and created the MYS factory in Malaysia. Prior to joining MYS, he served as the Senior Vice President of Jyoto Works Co., Ltd., from 1963 to 1986, where he marketed speaker components to loudspeaker manufacturers worldwide. Mr. Masayoshi holds a B.A. from Kinki University of Osaka, Japan.

FAMILY RELATIONSHIPS

     Cipora Kurtzman Lavut, a Senior Vice President and director, is the sister of Zvi Kurtzman, who is the Chief Executive Officer/President and a director of the Company. Jacob Mail, Vice President, Operational Planning is a first cousin of Cipora Kurtzman Lavut and Zvi Kurtzman.

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

DELINQUENT SEC FILINGS

None

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference from the registrant's Proxy Statement to be filed pursuant to regulation 14A under the Securities Act of 1934 in connection with the company's 1998 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANGEMENT

     The information required by this Item is incorporated by reference from the registrant's Proxy Statement to be filed pursuant to Regulation 14A under the Securities Act of 1934 in connection with the Company's Annual Meeting of the Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated by reference from the registrant's Proxy Statement to be filed pursuant to Regulation 14A under the Securities Act of 1934 in connection with the Company's Annual Meeting of Shareholders.

                                    PART IV


ITEM 14. FINANCIAL STATEMENTS, SCHEDULES, REPORTS ON FORM 8-K AND EXHIBITS

     (a) Documents filed as part of this Form 10-K:

1.  Financial Statements
    --------------------

     See Index to Consolidated Financial Statements at page F-1

2.  Financial Statement Schedules
    -----------------------------

     See Index to Consolidated Financial Statements at page F-1

3.  Exhibits
    --------

     See Exhibit Index



     (b)  Reports on Form 8-K

     No reports on Form 8-K were filed in the quarter ended February 28, 1998.

                               INDEX TO EXHIBITS
                               -----------------


(1)  3.1   Certificate of Incorporation of Registrant.

(1)  3.2   Bylaws of Registrant.

(1)  10.1  Aura Systems, Inc. 1987 Stock Option Plan for Non-Employee Directors.

(1)  10.2  Form of Aura Systems, Inc. Non-Statutory Stock Option Agreement.

(2)  10.3  Deed of Trust and Assignment of Rents, dated as of February 27, 1989, by the Registrant in favor of Chicago Title Insurance Company, as Trustee, for the benefit of City National Bank.

(2)  10.4  Indenture, dated as of March 1, 1989, between the Registrant and
           Interwest Transfer Co., Inc. as Trustee, relating to the 7% Secured Convertible Non-Recourse Notes due 1999.

(2)  10.5  Form of 7% Secured Convertible Non-Recourse Notes due 1999.

(2)  10.6  Deed of Trust, Assignment of Leases and Rents and Fixture Filing,
           dated as of March 1, 1989, by the Registrant in favor of Ticor Title Insurance Company, as Trustee, for the benefit of Interwest Transfer Co., Inc., as trustee under the Indenture.

(3)  10.7  Form of 7% Secured Convertible Non-Recourse Note due 2000.

(4)  10.8  1989 Stock Option Plan.

(5)  10.9  Joint Development and License Agreement, dated August 24, 1992, between the Registrant and Daewoo Electronics Co., Ltd.

(6)  10.10 Agreement, dated September 23, 1993, between the Registrant and
           Burlington Technopole SDN. BHD.

(7)  10.11 Dedicated Supplier Agreement, dated December 2, 1993, between the
           Registrant and Daewoo Electronics Co., Ltd.

(8)  10.12 Form of 7% Secured Convertible Non-Recourse Note due 2002.

(9)  10.13 Agreement dated July 19, 1995 between the Company and K&K
           Enterprises.

(9)  10.14 Agreement dated July 19, 1995 between the Company and K&K
           Enterprises.

(9)  10.15 Agreement dated July 12, 1995 between the Company and K&K
           Enterprises.

(9)  10.16 Agreement dated July 12, 1995 between the Company and K&K
           Enterprises.

(9)  10.17 Stock Purchase and Sale Agreement dated April 30, 1996 between the
           Company and MYS Corporation

(9)  10.18 Joint Venture Agreement dated July 26, 1995 between the Company and
           Microbell

     21.1  Aura Systems, Inc. and Subsidiaries

     23.1  Consent of Pannell Kerr Forster

     EX-27 Financial Data Schedule

                                   FOOTNOTES
                                   ---------


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

(4) Incorporated by reference to the Exhibits to the Registration Statement on Form S-8 (File No. 33-32993).

(5) Incorporated by Reference to the Exhibit to the Registration Statement on Form S-1 (File No. 35-57 454).

(6) Incorporated by reference to the Registrants Current Report in Form 10-Q dated November 30, 1993.

(7) Incorporated by reference to the Exhibits to the Registration Statement on Form S-1 (File No.-33-57454).

(8) Incorporated by reference to the Exhibits to the registrants Annual Report Form 10-K for the fiscal year ended February 28, 1994 (File No. 0-17249).

(9) Incorporated by reference to the Registrants Annual Report Form 10-K for the fiscal year ended February 29, 1996 (File No. 0-17249)

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  June 12, 1998                        AURA SYSTEMS, INC.

                                   By: /s/Zvi Kurtzman
                                       --------------------------------------
                                       Zvi Kurtzman, Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

Signatures                                                   Title                                 Date
----------                                                   -----                                 ----
/s/ Zvi Kurtzman                             Chief Executive Officer and Director              June 12, 1998
-----------------------------------
Zvi Kurtzman                                 (Principal Executive Officer)

/s/ Steven C. Veen                           Senior Vice President,                            June 12, 1998
-----------------------------------
Steven C. Veen                               Chief Financial Officer
                                             (Principal Financial and Accounting Officer)

/s/ Gerald S. Papazian                       President and Director                            June 12, 1998
-----------------------------------
Gerald Papazian

/s/ Arthur J. Schwartz                       Executive and Vice President and Director         June 12, 1998
-----------------------------------
Arthur J. Schwartz

/s/ Neal Kaufman                             Senior Vice President and Director                June 12, 1998
-----------------------------------
Neal B. Kaufman

/s/ Cipora Kurtzman Lavut                    Senior Vice President and Director                June 12, 1998
-----------------------------------
Cipora Kurtzman Lavut

/s/ Ashok Dewan                              Director                                          June 12, 1998
-----------------------------------
Ashok Dewan

/s/ Peter Liu                                Director                                          June 12, 1998
-----------------------------------
Peter Liu

/s/ Salvador Diaz-Verson                     Director                                          June 12, 1998
-----------------------------------
Salvador Diaz-Verson

/s/ Norman Reitman                           Director                                          June 12, 1998
-----------------------------------
Norman Reitman

/s/ Harvey Cohen                             Director                                          June 12, 1998
-----------------------------------
Harvey Cohen

                              AURA SYSTEMS, INC.
                               AND SUBSIDIARIES


                  Index to Consolidated Financial Statements


Independent Auditors' Report on Consolidated Financial Statements and
   Financial Statement Schedule                                                      F-2
Consolidated Financial Statements of Aura Systems, Inc. and Subsidiaries:
Consolidated Balance Sheets-February 28, 1998 and February 28, 1997               F-3 to F-4
Consolidated Statements of Operations-Years ended February 28, 1998,
      February 28, 1997 and February 29, 1996                                        F-5
Consolidated Statements of Stockholders' Equity-Years ended
      February 28, 1998, February 28, 1997 and February 29, 1996                     F-6
Consolidated Statements of Cash Flows-Years ended February 28, 1998,
      February 28, 1997 and February 29, 1996                                     F-7 to F-8

Notes to Consolidated Financial Statements                                        F-9 to F-25

Consolidated Financial Statement Schedule:
   II   Valuation and Qualifying Accounts                                            F-26

Schedules other than those listed above are omitted because they are not required or are not applicable, or the required information is shown in the respective consolidated financial statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of
 Aura Systems, Inc.
El Segundo, California


We have audited the consolidated balance sheets of Aura Systems, Inc. and subsidiaries as of February 28, 1998, and February 28, 1997 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended February 28, 1998 and the related financial statement schedule listed in the accompanying Index at Page F-1. These consolidated financial statements, and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aura Systems, Inc. and subsidiaries as of February 28, 1998, and February 28, 1997 and the results of their operations and their cash flows for each of the three years in the period ended February 28, 1998, and the financial statement schedule presents fairly, in all material respects, the information set forth therein, all in conformity with generally accepted accounting principles.


PANNELL KERR FORSTER
Certified Public Accountants
A Professional Corporation

Los Angeles, California
June 10, 1998

                               AURA SYSTEMS, INC.
                                AND SUBSIDIARIES

                          Consolidated Balance Sheets

                                                                 February 28,            February 28,
                                                                     1998                    1997
                                                                 ------------            ------------
ASSETS
CURRENT ASSETS:

 Cash and equivalents                                            $  6,079,411           $   7,112,354
 Receivables, net                                                  54,418,141              53,743,698
 Inventories and contracts in process                              58,713,875              33,847,296
 Prepayments to vendors                                            13,326,789               7,695,268
 Other current assets                                               5,925,642                 391,361
 Deferred income taxes                                                838,000                      --
                                                                 ------------           -------------

     Total current assets                                         139,301,858             102,789,977
                                                                 ------------           -------------

PROPERTY AND EQUIPMENT, AT COST                                    66,667,671              52,867,243
 Less accumulated depreciation and amortization                   (11,888,586)             (9,676,454)
                                                                 ------------           -------------
     Net property and equipment                                    54,779,085              43,190,789

JOINT VENTURES                                                      6,903,918              10,210,872
LONG-TERM INVESTMENTS                                               7,476,299               6,534,498
LONG-TERM RECEIVABLES                                               3,627,098               6,974,242
PATENTS AND TRADEMARKS-NET                                          6,410,771               2,905,870
GOODWILL, NET                                                       6,146,642               6,540,990
OTHER ASSETS                                                        2,656,958               3,381,161
                                                                 ------------           -------------
     Total                                                       $227,302,629           $ 182,528,399
                                                                 ============           =============


          See accompanying notes to consolidated financial statements.

                               AURA SYSTEMS, INC.
                                AND SUBSIDIARIES

                          Consolidated Balance Sheets

                                                                      February 28,            February 28,
LIABILITIES AND STOCKHOLDERS' EQUITY                                     1998                    1997
                                                                     -------------           -------------
CURRENT LIABILITIES:

 Notes payable                                                       $ 31,147,572            $ 14,859,567
 Accounts payable                                                      43,995,364              23,716,251
 Accrued expenses                                                       3,990,027               1,903,444
                                                                     ------------            ------------
     Total current liabilities                                         79,132,963              40,479,262
                                                                     ------------            ------------
                                                                        3,282,003               4,458,650
NOTES PAYABLE AND OTHER LIABILITIES                                  ------------            ------------

CONVERTIBLE NOTES-SECURED                                               2,112,900               3,662,900
                                                                     ------------            ------------
CONVERTIBLE NOTES-UNSECURED                                            15,500,000               8,450,000
                                                                     ------------            ------------
MINORITY INTERESTS IN SUBSIDIARIES                                     10,372,895
                                                                     ------------            ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock par value $.005 per share and additional
  paid in capital. Issued and outstanding 80,001,244 and              199,100,614             196,039,793
  76,481,666 shares respectively.

 Accumulated deficit                                                  (82,198,746)            (70,562,206)
                                                                     ------------            ------------

     Total stockholders' equity                                       116,901,868             125,477,587
                                                                     ------------            ------------
     Total                                                           $227,302,629            $182,528,399
                                                                     ============            ============

          See accompanying notes to consolidated financial statements.

                              AURA SYSTEMS, INC.
                               AND SUBSIDIARIES

                     Consolidated Statements of Operations

    Years ended February 28, 1998, February 28, 1997 and February 29, 1996

                                                                 1998                    1997                    1996
                                                             ------------            ------------            ------------
GROSS REVENUES                                               $161,040,266            $133,802,370            $ 82,259,010

LESS RETURNS AND ALLOWANCES                                   (24,324,881)            (23,852,168)             (5,170,160)
                                                             ------------            ------------            ------------
NET REVENUES                                                  136,715,385             109,950,202              77,088,850

COST OF GOODS AND OVERHEAD                                    101,622,051              86,350,828              71,849,204
                                                             ------------            ------------            ------------

GROSS PROFIT                                                   35,093,334              23,599,374               5,239,646
                                                             ------------            ------------            ------------

EXPENSES:
 Research and development                                       1,395,160               6,022,586               5,225,735
 Selling, general and administrative expenses                  45,018,066              18,761,123              26,399,794
                                                             ------------            ------------            ------------
     Total expenses                                            46,413,226              24,783,709              31,625,529
                                                             ------------            ------------            ------------

(LOSS) FROM OPERATIONS                                        (11,319,892)             (1,184,335)            (26,385,883)

OTHER (INCOME) AND EXPENSES

 Gain on sale and issuance of subsidiary stock
  and other assets                                            (12,952,757)               (250,000)                     --
 Legal settlements                                              1,700,000                      --                      --
 Equity in losses of unconsolidated joint ventures              1,937,747                      --                      --
 Termination of license arrangement                             3,114,030                      --                      --
 Interest income                                                 (224,385)               (475,758)               (647,717)
 Interest expense                                               7,051,654               1,891,692                 348,924
                                                             ------------            ------------            ------------

(LOSS) BEFORE INCOME TAXES AND MINORITY INTERESTS             (11,946,181)             (2,350,269)            (26,087,090)
 Provision (benefit) for taxes                                 (1,256,046)                570,484                      --
 Minority interests in income of consolidated
  subsidiaries                                                    946,405                      --                      --
                                                             ------------            ------------            ------------

NET (LOSS)                                                   $(11,636,540)           $ (2,920,753)           $(26,087,090)
                                                             ============            ============            ============

NET (LOSS) PER COMMON SHARE-BASIC                            $       (.15)           $       (.04)           $       (.48)
                                                             ============            ============            ============

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES                                                 79,045,290              68,433,521              53,860,527
                                                             ============            ============            ============

         See accompanying notes to consolidated financial statements.

                              AURA SYSTEMS, INC.
                               AND SUBSIDIARIES

                Consolidated Statements of Stockholders' Equity

    Years ended February 28, 1998, February 28, 1997 and February 29, 1996

                                                         Additional
                                      Common Stock        Paid-in     Accumulated
                                      ------------
                                     Shares    Amount     capital       Deficit        Total
                                   ---------- --------  -----------  -------------  ------------
Balances at February 28, 1995      43,073,634  215,367   95,611,619   (41,573,567)   54,253,419
Private placements, net of
 issuance cost                     16,749,725   83,749   59,843,541            --    59,927,290
Issuance to ESOP                       49,046      245      240,788            --       241,033
Notes payable converted               289,106    1,446    1,284,148            --     1,285,594

Exercise of warrants                   35,165      176       99,824            --       100,000
Exercise of stock options             206,000    1,030      655,902            --       656,932
Stock issued for non cash items       664,380    3,322    3,996,678            --     4,000,000
Stock issued to acquire assets      1,155,382    5,777    4,801,589            --     4,807,366
Foreign currency translation loss          --       --           --       (21,438)      (21,438)
Net (loss)                                 --       --           --   (26,087,090)  (26,087,090)
                                   ----------  -------  -----------   -----------   -----------
Balances at February 29, 1996      62,222,438  311,112  166,534,089   (67,682,095)   99,163,106

Private placements, net of
 issuance cost                        385,000    1,925    1,499,575            --     1,501,500
Notes payable converted            12,815,368   64,077   24,679,389            --    24,743,466
Exercise of warrants                  300,000    1,500      598,500            --       600,000
Exercise of stock options              10,000       50       34,950            --        35,000
Stock issued to acquire assets        748,860    3,744    2,310,882            --     2,314,626
Foreign currency translation gain          --       --           --        40,642        40,642
Net (loss)                                 --       --           --    (2,920,753)   (2,920,753)
                                   ----------  -------  -----------   -----------   -----------

Balances at February 28, 1997      76,481,666  382,408  195,657,385   (70,562,206)  125,477,587

Notes payable converted             3,164,001   15,820    4,528,958            --     4,544,778
Exercise of warrants                  241,688    1,208      583,642            --       584,850
Exercise of stock options              25,000      125       51,375            --        51,500
Proceeds from issuance of
 warrants                                  --       --      900,000            --       900,000
Repurchase of warrants                     --       --   (1,679,956)           --    (1,679,956)
Stock issued to acquire assets         88,889      445      199,555            --       200,000
Expenses of issuances                                    (1,540,351)           --    (1,540,351)
Net (loss)                                 --       --           --   (11,636,540)  (11,636,540)
                                   ----------  -------  -----------   -----------   -----------

Balance at February 28, 1997       80,001,244 $400,006 $198,700,608  $(82,198,746) $116,901,868
                                   ==========  =======  ===========   ===========   ===========

         See accompanying notes to consolidated financial statements.

                              AURA SYSTEMS, INC.
                               AND SUBSIDIARIES


                     Consolidated Statements of Cash Flows
    Years ended February 28, 1998, February 28, 1997 and February 29, 1996


                                                               1998             1997             1996
                                                          --------------  ----------------  ---------------
Cash flows from operating activities:
 Net loss                                                 $  (11,636,540)   $   (2,920,753)   $ (26,087,090)
                                                             -----------       -----------     ------------
 Adjustments to reconcile net loss to net
 cash used in operating activities:
 Depreciation and amortization                                8,362,110         4,797,436        4,246,133
 Shares contributed to ESOP                                          --                --          241,033
 Provision for environmental cleanup                             40,597            37,021           33,765
 Gain on disposition of assets                                 (555,326)         (255,665)              --
 Reduction of asset carrying value                                   --         2,005,000        1,203,972
 Shares issued for payment of inventory purchases                    --                --        3,744,241
 Foreign exchange loss                                               --           172,617
 Equity in losses of unconsolidated joint ventures            1,937,747                --               --
 Gain on subsidiary stock                                   (12,144,740)               --               --

 Assets-(Increase) Decrease:

  Receivables                                                  (674,443)      (12,830,713)      (9,178,666)
  Inventories and contracts in process                      (24,866,579)       (9,410,343)     (10,844,934)
  Prepayments to vendors                                     (5,631,521)               --               --
  Other current assets                                       (5,534,281)        1,245,613       (7,296,782)
  Income tax assets                                            (940,000)               --               --

 Liabilities-Increase (Decrease):
  Accounts payable                                           20,279,113         3,270,971        8,581,670
  Accrued expenses                                            2,086,583           323,435          544,383
  Accrued losses on contracts                                        --                --         (133,261)
  Other liabilities                                            (345,372)               --               --
                                                           ------------      ------------     ------------
 Total adjustments                                          (17,986,112)      (10,644,628)      (8,858,446)
                                                           ------------      ------------     ------------

       Net cash used by operating activities                (29,622,652)      (13,565,381)     (34,945,536)
                                                           ------------      ------------     ------------
Cash flows from investing activities:

 Proceeds from sale of assets                                   920,000           286,217               --
 Purchase of property and equipment                          (1,910,214)       (8,606,686)      (6,938,455)
 Manufacture of special tools and equipment                 (16,096,180)      (16,539,899)        (363,274)
 Purchase of subsidiary                                              --        (1,101,278)              --
 Change in investment in joint ventures                       1,202,138        (3,163,475)      (2,439,106)
 Long-term investments                                       (1,117,465)       (2,430,756)      (4,165,000)
 Long-term receivables                                        3,347,144        (2,450,959)      (4,414,344)
 Patents and trademarks                                      (1,903,718)         (696,677)        (337,113)
 Goodwill and other assets                                   (2,398,400)         (645,241)      (1,121,500)
 Proceeds from subsidiary stock                               5,472,656                --               --
                                                           ------------      ------------     ------------
     Net cash used by investing activities                  (12,484,039)      (35,348,754)     (19,778,792)
                                                           ------------      ------------     ------------

          See accompanying notes to consolidated financial statements

                              AURA SYSTEMS, INC.
                               AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                                                            1998               1997               1996
                                                      ----------------  ------------------  -----------------
Cash flows from financing activities:
 Net proceeds from borrowings                          $   26,287,632         $  9,772,600        $ 3,131,039

 Repayment of notes payable                               (16,779,906)          (2,624,214)          (193,469)

 Net proceeds from issuance of common stock                   636,350            2,136,500         60,684,622

 Proceeds from issuance of warrants                           900,000                   --                 --

 Net proceeds from issuance of convertible notes           13,959,649           24,841,239          9,175,000

 Repurchase of warrants                                    (1,679,956)                  --                 --

 Minority interest adjustment                              17,749,979                   --                 --
                                                         ------------         ------------        -----------
   Net cash provided by financing activities               41,073,748           34,126,125         72,797,192
                                                         ------------         ------------        -----------

     Net Increase (Decrease) in cash and equivalents       (1,032,943)         (14,788,010)        18,072,864

Cash and equivalents at beginning of year                   7,112,354           21,900,364          3,827,500
                                                         ------------         ------------        -----------
Cash and equivalents at end of year                    $    6,079,411         $  7,112,354        $21,900,364
                                                         ============         ============        ===========

Supplemental disclosures of cash flow
 information:

   Cash paid during the year for:

       Interest                                        $    6,280,859        $   1,065,796        $   326,088
                                                         ============         ============        ===========
       Income Taxes                                    $      186,310        $       8,000        $     6,400
                                                         ============         ============        ===========

Supplemental disclosures of noncash investing and financing activities:

During the year ended February 29, 1996, the Company entered into financing arrangements whereby it acquired assets for notes payable in the amount of $1,678,343.

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

During the year ended February 28, 1998, $4,544,778 of 8% convertible notes plus accrued interest were converted into 3,164,001 shares of common stock. Effective January 29, 1998, the Company executed a contract to purchase title and interest to the "Aura" trademark name in several locations in Europe, Hong Kong and Taiwan. Consideration included $200,000 worth of Aura common stock or 88,889 shares, and $1,587,678 of operating assets transferred to the seller of the trademark name.

During the year ended February 28, 1998 the Company entered into financing arrangements whereby it acquired assets for notes payable in the amount of $493,781.

          See accompanying notes to consolidated financial statements.

                              AURA SYSTEMS, INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

    Years ended February 28, 1998, February 28, 1997 and February 29, 1996

(1)  Business and Summary of Significant Accounting Policies
     -------------------------------------------------------

     Business
     --------

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

     Prior to Fiscal 1992, the Company was engaged in work on various classified military programs which allowed the Company to develop its electromagnetic and electro-optical technologies and applications. Subsequently, the Company transitioned from a supplier of defense technology to a manufacturer and supplier of consumer and industrial related products and services.

     In 1994, the Company founded its subsidiary NewCom, Inc. ("NewCom"), which is engaged in the manufacture, packaging, selling and distribution of computer related communications and sound related products, including modems, CD-ROMs, sound cards, speaker systems and multimedia products, thereby expanding its presence in the growing multimedia, communication and sound-related consumer electronics market. The Company acquired 100% of the outstanding shares of MYS Corporation of Japan ("MYS") in 1996 to expand the range of its sound products and speaker distribution network. MYS is engaged in the manufacture and sale of speakers and speaker systems for home, entertainment and computers.

     In September 1997, NewCom completed an initial public offering. In the offering 2,000,000 newly issued shares were sold to the public by NewCom together with 300,000 shares of the Company's holdings, resulting in Aura owning approximately 72.1% of NewCom at the conclusion of the offering.

     In addition to the NewCom operations, the Company's other principal operations are divided into three distinct operating divisions: (1) Automotive and Industrial, which is manufacturing and commercializing products with applications to both consumer and military, including the AuraGen(TM) and EVA(TM); (2) Display Systems, which is commercializing Aura's actuated mirror array technology ("AMA(TM)") in consumer and commercial display systems for use in televisions, computer monitors and theaters; and (3) AuraSound, Inc. ("AuraSound"), which manufactures and sells professional and consumer sound systems and components and products, including speakers, amplifiers, and Bass Shakers(TM).

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

     Principles of Consolidation
     ---------------------------

     The consolidated financial statements include accounts of the Company and its wholly owned subsidiaries, MYS and its subsidiaries Audio-MYS, Mystical Audio, MYS America and MYS U.S.A., Delphi Components, Inc., Phillips Sound Labs, Inc., Aura Ceramics, Inc., Electrotec Productions, Inc. (and its wholly owned subsidiary Electrotec Europe), and Auratech, Inc. Additionally, the Company owned 70.1% of NewCom, Inc. and 61% of Aura Medical Systems, Inc. ("AMS") at February 28, 1998, which are included in the 1996, 1997, and 1998 consolidated financial statements. In consolidation, all significant intercompany balances and transactions have been eliminated.

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

     Goodwill
     --------

     Goodwill represents the excess purchase price over the fair market value of the assets acquired of certain acquisitions. Goodwill is being amortized over 40 years on a straight-line basis.

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

     Per Share Information
     ---------------------

     For the year ended February 28, 1998, the Company adopted Statement of Financial Accounting Standard No. 128 ("SFAS 128") which requires the presentation of Basic and Dilutive earnings per share, which replaces primary and fully diluted earnings per share. Earnings per share have been restated for all periods presented to reflect the adoption of SFAS 128. Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Dilutive net income per share is computed using the weighted average number of common shares outstanding during the period, plus the dilutive effect of common stock equivalents. Common stock equivalent shares consist of convertible debentures, preferred stock, stock options and warrants. Diluted per share information is not presented in the accompanying statements of operations since the effect would be antidilutive.

     Patents and Trademarks
     ----------------------

     The Company capitalizes the costs of obtaining or acquiring patents and trademarks. Amortization is provided for by the straight line method over the shorter of the legal or estimated economic life. If a patent is rejected, abandoned, or otherwise invalidated the unamortized cost associated with that patent is expensed in that period.

     Joint Ventures
     --------------

     The Company initially records investments in joint ventures at cost. These cost amounts are adjusted quarterly to reflect the Company's share of venture income or losses.

     Research and Development
     ------------------------

     Research and development costs are expensed as incurred.

     Advertising Costs
     -----------------

     Advertising costs are expensed as incurred. Advertising charged to expense in Fiscal 1998, 1997 and 1996 approximated $5.8 million, $4.5 million and $7.0 million, respectively, including approximately $300,000, $700,000 and $900,000 for the production of the advertising, which is continuing to be used but has been expensed.

     Buildings, Equipment and Leasehold Improvements
     -----------------------------------------------

     Buildings, equipment and leasehold improvements are stated at cost and are being depreciated using the straight-line method over their estimated useful lives as follows:

               Buildings                      40 years
               Machinery and equipment      5-10 years
               Furniture and fixtures          7 years
               Leasehold improvements    Life of lease

     During 1998 and 1997, the Company capitalized costs of $16.1 million and $16.5 million respectively, on special tools and equipment, which have been designed for the manufacturing and development of actuators, speakers and related products, automotive products, actuator mirror array wafers and internet access and multimedia computer products. The capitalized amounts, included in machinery and equipment, include allocated costs of direct labor and overhead. The Company expects recovery of these costs from orders.

     Depreciation and amortization expense of buildings, machinery and equipment, furniture and fixtures and leasehold improvements approximated $5.4 million, $3.2 million and $2.0 million for Fiscal 1998, 1997 and 1996, respectively.

     Product Return Risks
     --------------------

     The Company is exposed to the risk of product returns from its retailer mass merchant and distributor customers as a result of several factors, including returns from their customers, contractual stock rotation privileges, returns of defective products or product components. In addition, the Company generally accepts returns of unsold product from customers with whom the Company has severed its customer relationship. Overstocking by the Company's customers could lead to higher than normal returns, which could have a material adverse effect on the Company's results of operations. The Company also has a policy of offering price protection to its customers for some or all of their inventory, whereby when the Company reduces its prices for a product, the customer receives a credit for the difference between the original purchase price of the product and the Company's reduced price for the product. As a result of this policy, significant reductions in price have had, and may in the future have, a material adverse effect on the Company's results of operations. In management's opinion, the financial statements include adequate provisions to reserve for future product returns.

     Reclassifications
     -----------------

     Certain reclassifications have been made to the 1997 financial statements to conform with 1998 classifications. These reclassifications have no effect on reported net loss amounts for 1997.

(2)  Receivables
     -----------


     Receivables consist of the following:
                                                                      1998                1997
                                                               ------------------  ------------------
     Commercial receivables:

      Amounts billed                                                 $59,277,378         $51,328,209

      Recoverable costs and accrued profits not billed                   931,056           5,844,610
                                                                     -----------         -----------
        Total commercial receivables                                  60,208,434          57,172,819

     Advances due from related parties                                   210,837             174,210
     Less allowance for uncollectible receivables and sales           (6,001,130)         (3,603,331)
     returns                                                          -----------         -----------
                                                                     $54,418,141         $53,743,698
                                                                     ===========         ===========

     Bad debt expense was approximately $3.6 million, $738,000 and $3.5 million in Fiscal 1998, 1997 and 1996 respectively.

(3)  Sale of Minority Interest
     -------------------------

     In September 1997, a wholly owned subsidiary of the Company, NewCom, Inc., completed an Initial Public Offering in which 2,000,000 newly issued shares were sold to the public along with 300,000 shares of the Company's holdings. The Company subsequently sold an additional 200,000 shares resulting in a reduction in the Company's ownership percentage to approximately 70.2%, and a corresponding minority interest of 29.8% which is reflected in the accompanying financial statements. As a result of these transactions, the Company has reported a gain in the fiscal year of approximately $4.8 million on the sale of 500,000 shares, and approximately $7.4 million on the sale of newly issued shares.

(4)    Acquisitions
       ------------

   (a) MYS Corporation
       ---------------

       Effective the beginning of Fiscal 1997, the Company purchased 100% of the stock of MYS Corporation and its subsidiaries Audio-MYS and Mystical Audio (MYS). The purchase price was $2,000,000. The following summary, prepared on a pro forma basis, presents the consolidated results of operations as if MYS had been acquired as of the beginning of Fiscal 1996.

             Net Revenues                           $ 97,615,008
             Cost of Revenues                         89,057,471
                                                    ------------
             Gross Profit                              8,557,537
             Expenses                                 33,720,949
                                                    ------------
             (Loss) from Operations                  (25,163,412)
             Other (income) & Expenses                   241,293
                                                    ------------
             Net (Loss)                             $(25,404,705)
             Net (Loss) Per Share                   $      (0.47)
                                                    ============
             Weighted Average Number of Shares        54,500,527
                                                    ============

   (b) Phillips Sound Labs
       -------------------

       In Fiscal 1996, the Company purchased 33.3% of Phillips Sound Labs, Inc.
       (PSL). During Fiscal 1997 the remaining shares of PSL were acquired. The total purchase price was $359,626.

   (c) Revolver U.K. Limited
       ---------------------

       In Fiscal 1997, the Company purchased 100.0% of Revolver U.K. Limited for $1,150,396. In Fiscal 1998 the Company sold Revolver U.K. Limited in a transaction whereby the Company acquired the Aura trademark in Europe and Asia for its ownership of Revolver, $400,000 in cash and $200,000 worth of Aura stock.

   (f) Long Term Investments
       ---------------------

       Long-term investments consist of the following:

                                            1998        1997
                                         ----------  ----------

              Telemac Cellular Corp.     $4,782,500  $4,655,000
              Aquajet Corporation           883,834     853,834
              Alaris Industries, Inc.     1,200,000     800,000
              Foremost Audio                      0     198,650
              Others                        609,965      27,014
                                         ----------  ----------
                                         $7,476,299  $6,534,498
                                         ==========  ==========

       In February 1998, the Company's subsidiary, NewCom, Inc. entered into an Equipment Buy-Sell Agreement with Fourth Communications Network ("FCN") whereby NewCom purchased 200,000 shares of FCN Series F Preferred Stock, which is convertible into Common Stock at a conversion price of $25.00 per share, and received warrants to purchase 200,000 shares of Common Stock at $15.00 per share, in consideration of a cash payment of $5,000,000 of which $150,000 was paid in February 1998 with the balance of $4,850,000 paid in March 1998. FCN, as part of the agreement, agreed to purchase a fixed quantity of WebPal devices from the Company and related support services for $2,500,000 in cash. FCN is a privately held provider of communications systems to the hotel industry.

(5)    Joint Ventures and Other Agreements
       -----------------------------------

   (a) Malaysian Joint Venture
       -----------------------

       In 1993, the Company entered into an agreement with Burlington Technopole SDN. BHD., a Malaysian corporation (Burlington) for the formation of a joint venture to manufacture and sell speakers using Aura's proprietary technology. The joint venture, which has been named Audiora Sound SDN. BHD., was established under Malaysian law to operate in Malaysia and has the exclusive right to sell speakers using Aura technology in the ASEAN countries and the non-exclusive right to sell such speakers in the United States. Under the terms of the agreement, the Company owns 49% of the joint venture and Burlington owns 51%. The joint venture began shipping products in 1995. In Fiscal 1998, the joint venture started producing speakers for the MYS division.


   (b) Dewan-Aura Joint Venture
       -------------------------

       In 1995, the Company entered into an agreement with K&K Enterprises of India ("K&K") for the formation of a joint venture to manufacture and sell speakers using Aura's proprietary technology. K&K acquired a license to the Company's technology and granted an exclusive sub-license to the joint venture. The joint venture ("Dewan-Aura") has the exclusive right to build and sell speakers using Aura's technology in the Republic of Taiwan, Indian Subcontinent, Middle East and the European market. The Company owns 49% of the joint venture. As consideration for the license, the Company would receive a $1,000,000 fee, $400,000 of which was received in Fiscal 1996. The joint venture began shipping product in late 1995.

       In 1995 the Company also entered into an agreement with K&K for the formation of a joint venture to manufacture Aura's Bass Shaker/TM/. The joint venture, established to operate and manufacture within India, is owned 49% by the Company. In connection with the agreement, Aura granted K&K an exclusive license to use Aura's patented and proprietary technology. As consideration for the license to K&K, the Company was entitled to receive license fee payments quarterly over the life of the patent. Scheduled payments for the first five years totaled approximately $2.9 million, of which $500,000 was received in Fiscal 1996.

       Without any changes to its terms, the two joint ventures were merged in Fiscal 1996 into one joint venture encompassing both. The new venture was renamed Dewan-Aura. Due to continued quality problems in production, and the availability of lower cost high quality components in other Asian countries the parties decided to terminate the license agreement in the second half of Fiscal 1998. The Company has moved the manufacturing of these products to Malaysia, the Phillipines and Mexico, where the Company has already been manufacturing these products in the last year. As a result, the Company has taken a charge of approximately $2.7 million in Fiscal 1998.

   (c) Aura-Detroit Center Tool License Agreement
       ------------------------------------------

       In 1994, the Company formed Auratech, Inc. as a joint venture to develop, design, manufacture and market machine tooling robotics and industrial hand tool applications of the Company's electromagnetics technology. In June, 1995, Auratech entered into a license agreement with Detroit Center Tool ("DCT"). DCT is engaged in business relating to the design and integration of robotics in automobile assembly lines. Under the license, DCT was entitled to manufacture the Company's patented and proprietary electromagnetic actuator for an actuated tool used in such assembly lines. In late 1995, the Company purchased the 50.1% of Auratech owned by its joint venture partner. In Fiscal 1998, due to a business shift in DCT, including spinning-off some of its operations, Auratech and DCT terminated the license which resulted in a charge of approximately $2.3 million in Fiscal 1998. The Company now owns 100% of Auratech and operates it as a wholly owned subsidiary. Auratech is pursuing machine tooling robotics and industrial hand tool applications with a third party.

   (d) Daewoo Agreement
       ----------------

       In 1992, the Company entered into a joint development and licensing agreement with Daewoo Electronics Co., Ltd. ("Daewoo") to develop and commercialize televisions using Aura's AMA display technology. The agreement provides for the payment by Daewoo to Aura of a $1,500,000 licensing fee and the payment of approximately $2,000,000 by Daewoo to Aura for development costs, all of which have been received by the Company. Aura also is to receive a fixed royalty (depending on television size), for each television set manufactured by Daewoo or licensed by Daewoo to a third party. Under the agreement, Daewoo will be required, in the future, to license the technology to all interested third parties. Furthermore, all the televisions using the AMA/TM/ will be identified on the product by an Aura trademark ("Aurascope"). Royalty payments will be on a scheduled basis upon commencement of commercial production.

       Daewoo, who is solely responsible for manufacturing and sales under the license agreement, has advised the Company that it may be able to begin commercial production of large screen display televisions under the license agreement in 1998. There are no assurances as to when or if Daewoo will commence commercial production of televisions incorporating Aura's AMA/TM/ display technology. The ultimate degree of success, if any, of this venture is dependent on Daewoo.

   (e) Aura K&K License Agreement
       --------------------------

       In February 1997, the Company entered into a license agreement with K&K Enterprises in India to commercialize the AuraGen in the Indian, Nepal, Sri Lanka and Bangladesh markets. The agreement called for a license fee of $3,500,000 to be paid in payments over a 24 month period starting in June 1997, a fixed per unit royalty for every unit built and shipped in the licensed territory after December 1998. Furthermore, all units were to be identified on the product by an Aura trademark ("AuraGen"). Due to the delays associated with commencement of production of the AuraGen there was initially a delay in the license payments. However, subsequent to the end of Fiscal 1998 the Company received the first license payment of $300,000. Royalty payments per unit were to be on a scheduled basis every quarter after December 1, 1998. The Company expected that payments of the remaining portion of the license would be proportionally delayed due to a late start.

       On May 11, 1998, India conducted a series of nuclear tests and on May 13, 1998 the President of the United States imposed a range of economic sanctions upon India pursuant to the Arms Export Control Act. These sanctions and the current climate generally has affected the Company's ability to request and obtain necessary United States Department of State and Commerce export approvals and licenses. New and pending export licensing requests with respect to dual-use products and transfers of high technology are currently either being placed on hold or denied.

       AuraGen is a high technology product which has application in military vehicles, where unique portable power generation may also power missile launching devices as well as telecommunication/radar and other devices. No assurances can be given that the government will now permit sales of the AuraGen to the Indian military, allow a technology transfer of this sort to an Indian private company, or that, given the status of sanctions, K&K will honor its payment obligations under the license agreement.

       Therefore, in view of these uncertainties the Company has notified K&K Enterprises in India that Aura must temporarily suspend the license. The license fee receivable of $3,114,030 has been written off in Fiscal 1998 due to the uncertainty of recovery of this asset.

   (6) Related Party Transactions
       --------------------------

       Notes and advances due from related parties, aggregated $210,837 and $174,210 at February 28, 1998 and February 28, 1997, respectively, included in current receivables and $19,000 and $19,000 included in non-current receivables at February 28, 1998 and February 28, 1997, respectively.

       Alexander Remington, a director of the Company's subsidiary NewCom, Inc., founded and currently serves as Chief Executive Officer of Micro Equipment Corporation ("M.E.C.") and is the controlling shareholder of

       C'More, Inc. M.E.C. purchased certain product from NewCom in the aggregate amount of approximately $3.72 million and $0 in Fiscal 1998 and 1997, respectively. C'More, Inc. purchased certain products from NewCom in the aggregate amount of approximately $0 and $3.65 million in Fiscal 1998 and 1997, respectively. The stated terms of the purchases were payment 30 days from the date of shipment.

       In addition, M.E.C. served as a supplier of products and components to NewCom in the amount of approximately $6.3 million and $12.5 million in Fiscal 1998 and 1997, respectively. NewCom may continue to purchase products and components from M.E.C. in the future, generally consisting of those products and components included in NewCom's communication and multimedia products currently offered and under development, although NewCom is unable to specifically identify the products or components or amounts thereof that may be so purchased. Purchases from M.E.C. will only be made if they are approved by a majority of NewCom's disinterested directors, are on terms no less favorable to NewCom than could be obtained from unaffiliated parties and are reasonably expected to benefit NewCom.

       James M. Curran, a director of NewCom, has served as a business sales consultant to Aura since March 1997. For his services, Mr. Curran has received $237,700 from Aura through February 28, 1998.

       Richard A. Rappaport, a Director of NewCom, served as Managing Director of Investment Banking of Joseph Charles & Associates, Inc. ("Joseph Charles") from 1995 to April, 1998. In September 1997, Joseph Charles served as lead underwriter of NewCom's initial public offering. In connection with the offering, Joseph Charles received $1,529,500 in the form of underwriting discounts and commissions and $546,250 in the form of a non-accountable expense allowance. In addition, Joseph Charles received an option to purchase 230,000 Units (one common share and one warrant to purchase a common share) at a price of $13.78 per Unit, exercisable over a period of four years commencing September 15, 1998.

       As part of the underwriting agreement, NewCom has agreed to retain Joseph Charles as a financial consultant for a period of two years from the date of the offering at a fee of $3,000 per month. For the fiscal year ended February 28, 1998, Joseph Charles has earned $18,000 for these services. In addition, NewCom has paid Joseph Charles an additional $36,500 for other investment banking services.


   (7) Inventories and Contracts in Process
       ------------------------------------

       Inventories, net of reserve for potential product obsolescence of $4.5 million in 1998 and $2.3 million in 1997, consist of the following:

                                                                    1998                   1997
                                                            ---------------------  ---------------------
     Raw materials                                                $14,667,024            $15,516,034
     Finished goods                                                44,046,851             18,331,262
                                                                  -----------            -----------
                                                                  $58,713,875            $33,847,296
                                                                  ===========            ===========

       Inventories at February 28, 1998 include approximately $5.0 million that was received subsequent to year end, but was shipped F.O.B. shipping point, requiring the Company to include this amount in its reported inventory and to record the corresponding liability in accounts payable.


   (8) Property and Equipment
       ----------------------

       Property and Equipment, at cost is comprised as follows:                        1998                   1997
                                                                                    -----------            -----------
          Land                                                                      $ 3,870,361            $ 3,952,425
          Buildings                                                                   9,366,512              8,841,082
          Machinery and equipment                                                    48,610,238             34,390,262
          Furniture, fixtures and leasehold
            improvements                                                              4,820,560             5,683,474
                                                                                    -----------            -----------
                                                                                    $66,667,671            $52,867,243
                                                                                    ===========            ===========

(9)    Deferred Charges
       ----------------

       Deferred charges, included in other assets, consists of expenses incurred by the Company in the pre-production phase of its products. Amortization of these charges commences upon initial production over a period of 24 months. Amortization expense related to the deferred charges totaled $171,027 in Fiscal 1998, $1.1 million in Fiscal 1997, and
       $1.6 million in Fiscal 1996.

(10)   Notes Payable and Other Liabilities
       -----------------------------------

       Included in Notes Payable and Other Liabilities are Notes Payable which consist of the following:

                                                          1998               1997
                                                    -----------------  -----------------
                Lines of Credit                     $   9,569,235        $ 9,470,656
                Notes payable-equipment (a)             2,870,971          7,935,272
                Notes payable-buildings (b)             3,553,187          1,491,703
                Unsecured notes payable (c)            17,975,000
                                                    ----------------   -----------------
                                                       33,968,393         18,897,631
Less: current portion                                  31,147,572         14,859,567
                                                    ----------------   -----------------
Long term portion                                       2,820,821           4,038,064
Reserve for environmental cleanup                         461,182             420,586
                                                       -----------        -----------
                                                       $3,282,003         $ 4,458,650
                                                       ===========        ===========


   (a) Notes payable-equipment consists of various notes maturing at various dates thru September 2000 bearing interest at various rates and are collaterized by equipment.

   (b) Notes payable-buildings consists of a 1st Trust Deed held by the seller of a building in California, due in Fiscal 2007, and a note due October 2000 collateralized by a building in Malaysia.

   (c) Unsecured notes payable consists of two notes payable due September 1998.


          Annual maturities of long term notes payable for the next five fiscal years are as follows:

                              Fiscal Year         Amount
                         --------------------  -----------

                         1999                  $31,147,572
                         2000                      945,313
                         2001                      301,192
                         2002                      218,087
                         2003                      214,680

       The Company's subsidiary NewCom has a financing arrangement with a lender who is providing a line of credit collateralized by NewCom's accounts receivable. At February 28, 1998 the balance was approximately $6.6 million with a maximum of $9.0 million. The interest rate at February 28, 1998 was 9.75%. Subsequent to year end the maximum amount on the line was increased to $12.0 million.

       In addition, the Company has $800,000 of available but unused lines of credit from a financial institution in Japan with an interest rate of 3%.

(11)   Notes Payable
       -------------

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

       In Fiscal 1998, the Company issued $34,500,000 of unsecured notes payable to investors. During the fiscal year the Company redeemed $3,800,000 of notes issued in Fiscal 1997 and $2,000,000 of notes issued in Fiscal 1998. Additionally, $4,500,000 of notes issued in Fiscal 1997 were converted into 3,164,001 shares of common stock.

(12)   Accrued Expenses
       ----------------
       Accrued expenses consist of the following:

                                                          1998               1997
                                                    -----------------  -----------------
     Accrued payroll and related expenses                $1,092,082         $1,053,294
     other                                                2,897,945            850,150
                                                          ----------         ----------
                                                         $3,990,027         $1,903,444
                                                          ==========         ==========


(13)   Income Taxes
       ------------

       At February 28, 1998, the Company had net operating loss carryforwards for Federal and state income tax purposes of approximately $70 million and $20 million respectively, which expire through 2013.


       Under SFAS 109 "Accounting for Income Taxes" the Company utilizes the liability method of accounting for income taxes. Accordingly, the Company has recorded a deferred tax benefit of approximately $23 million for Fiscal 1998 and $26 million for Fiscal 1997. The Company has also recorded a valuation account to fully offset the deferred benefit due to the uncertainty of the realization of this benefit, except for a total of $940,000 (of which $838,000 is a current asset) of deferred benefit related to the Company's NewCom, Inc. subsidiary.

       As of September 19, 1997, NewCom, Inc. is no longer included in the Company's consolidated Federal tax return since the Company's ownership percentage was reduced below 80% as of that date.

       In connection with the deconsolidation of NewCom, Inc. for Federal income tax reporting purposes, the Company recognized an income tax benefit of approximately $1.3 million for financial reporting purposes in the accompanying statement of operations for Fiscal 1998.

     The Company's Japanese subsidiary, MYS Corporation, pays income taxes to the Japanese government at an effective rate of approximately fifty eight percent. At February 28, 1998 and February 28, 1997, MYS Corporation had a current income tax liability of approximately $176,000 and $520,000, respectively.

(14) Common Stock, Stock Options and Warrants
     ----------------------------------------


     The Company has 200,000,000 shares of $.005 par value common stock authorized for issuance.

     Remaining warrants outstanding to purchase Common Stock are 12,454,195 at an average price of $3.137.

     The Company has granted nonqualified stock options to certain directors and employees. Options are granted at fair market value at the date of grant, vest immediately, and are exercisable at any time within a five-year period from the date of grant.

     A summary of activity in the directors stock option plan follows:

                                                                   Shares        Exercise Price
                                                                   ------        --------------
     Options outstanding at February 28, 1995                       928,578           1.44-5.50

     Grants                                                         100,000                4.50
     Cancellations                                                       --                  --
     Exercises                                                      (19,000)               4.00
                                                                  ---------         ----------
     Options outstanding at February 29, 1996                     1,009,578           1.44-5.50

     Grants                                                              --                  --
     Cancellations                                                       --                  --
     Exercises                                                           --                  --
                                                                  ---------          ----------
     Options outstanding at February 28, 1997                     1,009,578          $1.44-5.50
                                                                  =========          ==========


     The following table summarizes information about director stock options at February 28, 1998:


                           Number                               Weighted                Number
    Range of           Outstanding at       Average         Average Exercise       Exercisable As
 Exercise Price          2/28/98         Remaining Life         Price                of 2/28/98          Exercise Price
 --------------          -------         --------------         -----                ----------          --------------
      $1.50               38,000               0.60             $1.50                    38,000              $1.50
      $2.30               50,000               9.13             $2.30                    50,000              $2.30
      $2.06              400,000               9.36             $2.06                   400,000              $2.06
      $3.06               70,000               1.33             $3.00                    70,000              $3.06
      $4.00              461,578               0.75             $4.00                   461,578              $4.00
      $4.75               40,000               1.09             $4.75                    40,000              $4.75

(15)  Employee Stock Plans
      --------------------

      The Company has two employee benefit plans: The Employee Stock Ownership Plan (ESOP) and the 1989 Stock Option Plan (the Stock Option Plan). A previous plan, the 1989 Employee Stock Ownership Plan, was terminated in Fiscal 1992 and all plan assets were distributed to participants.


      The ESOP is a qualified discretionary employee stock ownership plan that covers substantially all employees. This plan was formally approved by the Board of Directors during fiscal 1990. The Company made no contributions to the ESOP in Fiscal 1998, 1997 and 1996 respectively.

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

      In October 1995, the Financial Accounting Standards Board issued SFAS No. 123 "Accounting for Stock-Based Compensation," which contains a fair value-based method for valuing stock-based compensation that entities may use, which measure compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. Alternatively, the standard permits entities to continue accounting for employee stock option and similar equity instruments under APB Opinion No. 25, "Accounting for Stock Issued to Employees." Entities that continue to account for stock options using APB Opinion No. 25 are required to make pro forma disclosures of net income and earnings per share, as if the fair value-based method of accounting defined is SFAS No. 123 had been applied. Management accounts for options under APB Opinion No. 25. If the alternative accounting-related provisions of SFAS No. 123 had been adopted as of the beginning of 1995, any effect on 1998, 1997 and 1996 net loss and loss per share would not have changed.


      A summary of activity in the employee stock option plan is as follows:


                                                              Shares             Exercise Price
                                                              ------             --------------
     Options outstanding at February 28, 1995                4,001,200             $1.44-7.31
                                                            ----------              ---------

     Grants                                                    475,000              4.88-5.06
     Cancellations                                            (399,400)             3.00-7.31
     Exercises                                                (187,000)             3.06-7.25
                                                             ----------            ----------

     Options outstanding at February 29, 1996                3,889,800              1.44-7.31
                                                            ----------             ----------

     Grants                                                         --                     --
     Cancellations                                                  --                     --
     Exercises                                                 (10,000)                3.50
                                                            -----------             ---------

     Options outstanding at February 28, 1997                3,879,800              1.44-7.31
                                                             ---------             ----------

     Grants                                                  2,983,000              1.79-2.15
     Cancellation                                           (3,002,800)             1.44-3.06
     Exercises                                                 (25,000)                2.06
                                                            ----------             ----------

     Options outstanding at February 28, 1998                3,835,000             $1.44-7.31
                                                            ==========             ==========

The following table summarizes information about employee stock options at February 28, 1998:

                        Number                                  Weighted                 Number
   Range of          Outstanding at       Average            Average Exercise         Exercisable As
 Exercise Price         2/28/98        Remaining Life             Price                 of 2/28/98            Exercise Price
 --------------         -------        --------------             -----                 ----------            --------------

  $3.06-$4.12           135,000           1.44                      3.26                   135,000              $3.06-$4.12
     $1.44              445,000           2.92                      1.44                   445,000                  $1.44
     $7.25                9,000           3.75                      7.25                     9,000                  $7.25
  $3.00-$4.00           215,000           4.62                      2.81                   215,000              $3.00-$4.00
  $3.50-$7.31            73,000           5.60                      5.70                    58,400              $3.50-$7.31
  $1.79-$2.15         2,958,000           9.42                      2.02                 2,608,000                  $2.06

Equity Transactions-NewCom
--------------------------

    (a)  Sale of Common Stock
         --------------------

         On September 15, 1997, the Company's subsidiary, Newcom, completed an initial public offering of common stock. This offering consisted of 2,000,000 newly isssued units and 300,000 shares sold by the Company. Each unit consisted of one share of Common Stock and one Common Stock Purchase Warrant. An aggregate of 2,000,000 units were issued by NewCom at a price of $9.50 per unit that resulted in net proceeds to NewCom after expenses of the offering, of approximately $16,100,000.

    (b)  Employee Stock Options
         ----------------------

         NewCom has a 1997 incentive stock option plan under which 1,000,000 shares of common stock of NewCom were reserved for grants made or to be made. Under the 1997 Stock Option Plan, the options granted generally vest over five years at a rate of 20% on each anniversary of the date of grant. Options granted to the named Executive officers vest over a period of four years at a rate of 25% on each anniversary of the date of grant. The Plan provides that incentive stock options be granted at fair market value of the common stock on the date of the grant. All other options granted under the Plan must be at least 85% of the fair market value of the common stock on the date of the grant. All options granted are adjusted for stock splits and stock dividends. No options are exercisable for periods of more than 10 years after grant. The per share weighted average fair value granted during 1998 was $9.60. The fair value of each employee option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used: risk free rate of interest of 5.74%; dividend yield of 0%; and expected lives of 5 years.

         No options were granted prior to Fiscal 1998.

         NewCom applies APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had NewCom determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, NewCom's net income for Fiscal 1998 would not have been changed.

         The changes in NewCom's outstanding employee stock options for the year ended February 28, 1998 is as follows:

                                                                     Number of         Weighted Average
                                                                       Shares            Exercise Price
                                                                       ------            --------------
              Outstanding at February 28, 1997                             0                     0

                      Granted                                        569,655                  8.23
                      Exercised                                            0                     0
                      Forfeited                                            0                     0
                                                                    --------              --------

              Outstanding at February 28, 1998                       569,655              $   8.23
                                                                    ========               =======

The following table summarizes information about NewCom's employee stock options at February 28, 1998:

                           Number                            Weighted                Number
   Range of           Outstanding at        Average     Average Exercise         Exercisable  As
                                                                --------
 Exercise Price          2/28/98        Remaining Life       Price                  of 2/28/98          Exercise Price
 --------------          -------        --------------       -----                  ----------          --------------
     $7.98               548,375             9.25             $ 7.98                         0                    0
     $14.75               21,280             9.75             $14.75                    21,280               $14.75
                         -------                                                     ---------
 $7.98 - $14.75          569,655             9.27             $ 8.23                    21,280               $14.75
                         =======                                                     =========

    (c)  Warrants
         --------

         As of February 28, 1998, there were 2,000,000 NewCom warrants outstanding to purchase 2,000,000 shares of NewCom common stock. These warrants were issued as part of the public offering unit in September, 1997 and were immediately detachable at that time. Each warrant entitles the holder to purchase one share of NewCom common stock at $14.25 from September 15, 1997 through September 15, 2002. The warrants are redeemable at the option of NewCom for $0.05 per warrant at any time on or after September 15, 1998 or at such earlier date upon 30 days prior notice, if the closing price of the common stock equals or exceeds $18.80 per share for 20 consecutive trading days.

         In connection with NewCom's initial public offering in September, 1997, NewCom granted the underwriter 200,000 units which are convertible into 200,000 shares of common stock and 200,000 warrants to purchase 200,000 shares of NewCom's common stock. The unit is exercisable at $13.78 per unit commencing September 15, 1998 and expires September 15, 2002. The warrant received in connection with the unit exercise is convertible into one share of common stock for $14.25 and is exercisable until September 15, 2002.

   (16)  Leases
         ------

         The Company leases office facilities and equipment under operating leases that expire through Fiscal 2002. Other costs, such as property taxes, insurances and maintenance, are also paid by the Company. Rental expense charged to operations approximated $1.3 million, $1.3 million and $900,000 in Fiscal 1998, 1997 and 1996, respectively.

At February 28, 1998, minimum rentals under noncancellable operating leases are as follows:

             Fiscal year:
                                 Gross Rents         Sublease           Net Rents
                                 -----------         --------           ---------
             1999                 $1,207,333           $26,182         $1,181,151
             2000                  1,030,647                --          1,030,647
             2001                    750,128                --            750,128
             2002                    473,180                --            473,180
             2003                    473,180                --            473,180
             2004-2007             1,196,470                --          1,196,470
                                  ----------           -------         ----------
                                  $5,130,938           $26,182         $5,104,756
                                  ==========           =======         ==========


   (17)  Significant Customers
         ---------------------

         The Company sold sound related products and computer related products to five significant customers during Fiscal 1998. Sales of speakers to a major electronics retailer accounted for approximately $11.8 million or 7.3% of gross revenues. Sales of communications and multimedia products to major mass merchandisers Best Buy, Circuit City, and Staples accounted for $60.1 million or 37.3% of gross revenues. Sales of computer monitors to two customers accounted for approximately $10 million or 6.2% of gross revenues.

(18) Purchase Commitment
     -------------------

     The Companies subsidiary, NewCom entered into a Subcontract with a supplier in January 1998 which calls for the supplier to provide the Company with specified quantities of modems and certain multimedia components for a total contract price of $28,325,000, of which $3,580,000 was paid as a deposit by the company in Fiscal 1998.

(19) Contingencies
     -------------

     The Company is engaged in various legal actions listed below.

     Barovich/Chiau v. Aura
     ----------------------

     In May, 1995 two lawsuits naming Aura, certain of its directors and executive officers and a former officer as defendants, were filed in the United States District Court for the Central District of California, Barovich v. Aura Systems, Inc. et al. (Case No. CV 95-3295) and Chiau v.
     ------------------------------------                            -------
     Aura Systems, Inc. et al. (Case No. CV 95-3296), before the Honorable
     ------------------------
     Manuel Real. The complaints purported to be securities class actions on behalf of all persons who purchased common stock of Aura during the period from May 28, 1993 through January 17, 1995, inclusive. The Complaints alleged that as a result of false and misleading information disseminated by the defendants, the market price of Aura's common stock was artificially inflated during the class period. The complaints were consolidated as Barovich v. Aura Systems, Inc., et. al.
     --------------------------------------

     On February 16, 1996, the Company filed a motion for summary judgment which was granted on April 15, 1996. Judgment in favor of the Company and all defendants was entered on April 16, 1996. The Plaintiffs filed an appeal in the United States Court of Appeals for the Ninth Circuit and on January 9, 1998, the Ninth Circuit issued a memorandum decision reversing the judgment and remanding the case back to the District Court. On remand, the District Court set a new summary judgment hearing date for April 13, 1998. The Company filed a renewed motion for summary judgement on March 20, 1998, and soon thereafter the parties entered into a letter agreement of settlement, in which Aura agreed to pay $1 million to settle the case. Aura's insurance carrier agreed to pay an additional $2 million towards the settlement. The insurance carrier reserved its right to seek recovery from Aura for the $2 million paid for Aura's account. The insurance carrier's claim will be determined in a separate proceeding filed by the carrier in the same court (Evanston Insurance Co. v. Aura Systems, Inc. et. al. (Case No. CV-98-
      ---------------------------------------------------
     0908)) alleging that the Barovich claims are not covered by the insurance
                              --------
     policy. Aura has filed an answer with the court denying these allegations. A provision of $1 million for the Company's portion of the Barovich case
                                                                --------
     has been recorded in Fiscal 1998. The formal settlement papers are currently being negotiated.

     Morganstein v. Aura.
     --------------------

     On April 28, 1997, a lawsuit naming Aura, certain of its directors and officers, and the Company's independent accounting firm was filed in the United States District Court for the Central District of California Morganstein v. Aura Systems, Inc., et al. (Case No. CV 97-3103), before the
     ----------------------------------------
     Honorable Steven Wilson.  A follow-on complaint, Ratner v. Aura Systems,
                                                      -----------------------
     Inc., et al. (Case No. CV 97-3944), was also filed and later consolidated
     -----------
     with the Morganstein complaint.  The consolidated amended complaint
              -----------
     purports to be a securities class action on behalf of all persons who purchased common stock of Aura during the period from January 18, 1995 to April 25, 1997, inclusive. The complaint alleges that as a result of false and misleading information disseminated by the defendants, the market price of Aura's common stock was artificially inflated during the Class Period. The complaint contains allegations which assert that the company violated federal securities laws by selling Aura Common stock at discounts to the prevailing U.S. market price under Regulation S without informing Aura's shareholders or the public at large.

     On August 25, 1997, the Company filed a motion to dismiss the complaint for failure to state a claim. The District Court denied the motion on November 24, 1997, set a summary judgment hearing date for May 4, 1998 and set a trial date for November 3, 1998. The Company filed an answer on December 16, 1997, denying the allegations of the amended consolidated complaint.
     On April 13, 1998, the Company filed a motion for summary judgment. Plaintiff responded by requesting an extension of time to respond, which the Court granted, setting July 13, 1998 as the date for plaintiffs to file a judgment hearing for August 10, 1998. On April 28, 1998, the District Court certified the case as a class action, with the class including all persons who purchased common stock of Aura from January 18, 1995 to April 25, 1997, inclusive. The parties are currently engaged in discovery.

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

     Other Litigation.
     -----------------

     The Company is also engaged in other legal actions. In the opinion of management, based upon the advice of counsel, the ultimate resolution of these matters will not have a material adverse effect. Therefore, no provision has been made in the Company's consolidated financial statements, except that two such matters were settled subsequent to year end, and a provision of $700,000 has been recorded in Fiscal 1998.

(20) Concentrations of Credit Risk
     -----------------------------

     Financial instruments that subject the Company to concentration of credit risk are cash equivalents, trade receivables, notes receivable, trade payables and notes payable. The carrying value of these financial instruments approximate their fair value at February 28, 1998. Cash equivalents consist principally of short-term money market funds, these instruments are short term in nature and bear minimal risk.

     The Company performs credit background checks and evaluates the credit worthiness of all potential new customers prior to granting credit. UCC financing statements are filed, when deemed necessary.

(21) Recently Issued Accounting Pronouncements
     -----------------------------------------

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This statement which is effective for fiscal years beginning after December 15, 1997 requires the Company to make certain disclosures but has no impact on the Company's financial statements.


(22) Fourth Quarter Adjustments
     --------------------------

     Certain fourth quarter adjustments were made in Fiscal 1998 that are significant to the quarter and to comparisons between quarters. Presented below are the approximate amount of adjustments which are the result of fourth quarter events and their effects recorded in the fourth quarter.

                                                                                        Millions
          a. Seasonal expenses during the fourth quarter                                  $ 0.9
          b. Incremental increase in fourth quarter interest expense                        1.2
          c. Incremental increase in fourth quarter legal expenses                          0.5
          d. Consolidate and relocate warehouse facilities to Kansas City                   0.8
          e. Reserve on AuraGen License in India due to US sanctions                        3.1
          f. Loss on foreign joint ventures                                                 1.9
          g. Legal settlements                                                              1.7
                                                                                          -----
                    TOTAL                                                                 $10.1
                                                                                          =====

     During the fourth quarter the Company attended two major tradeshows. The CES show in January and the SAE show in February. Both of these had a bias effect on expenses for the fourth quarter by approximately $0.9 million. During the fourth quarter the Company experienced an incremental increase in interest of approximately $1.2 million due to the conversion of a $15 million convertible note to a straight note in September and additional interest incurred on a $10 million financing that occurred in October. Legal expenses increased above other periods in the fourth quarter as legal activities increased in numerous areas. After a careful analysis and review of expenses the Company consolidated and relocated its main warehouse facilities from San Diego, California to Kansas City, Missouri. The cost of approximately $0.8 million associated with this consolidation will be saved in approximately one year. Due to uncertainties created by India's detonation of nuclear devices and U.S. sanctions against India the Company reserved $3.1 million in license fee due from K&K in India for the AuraGen. The Company also incurred losses from foreign non-consolidated Joint Ventures of approximately $1.9 million. After year-end the Company settled one class action suit and other litigation, and took a charge of $1.7 million in Fiscal 1998.

(23) Subsequent Events
     -----------------

 (a) On March 1, 1998, the disinterested members of the Board of Directors determined unanimously to provide eleven Company Executives with a combination of compensation, benefits and severance arrangements to secure executive services. The contract terms are for a period of three years; provided, that on the first anniversary of the effective date of each agreement, and on each succeeding anniversary of the effective date of term, the term of each agreement will automatically be extended by an additional year.

     Base salaries were retroactive to December 19, 1997, effective on March 5, 1998, and are subject to increase as recommended by the Compensation Committee and approved by a majority of disinterested members of the Board of Directors. The base salaries will be adjusted on or prior to each anniversary of the effective date. Executives will have the opportunity to earn a target bonus of up to 50% of their base salary based on the attainment of certain criteria determined by a majority of disinterested members of the Board of Directors, which criteria may be different for each Executive. Compensation arrangements includes the issuance of stock options subject to the approval of a majority of the disinterested members of the Board of Directors.

(b) On March 30, 1998, the Company sold $8 million of Convertible Debentures to a single institutional investor for cash. The Debentures bear interest at the rate of 7% per annum, with the entire principal amount due and payable on March 30, 2003, subject to prior redemption or conversion. The Debentures are convertible, at the option of the holder, into Common Stock at a fixed conversion price of $3.13 per share. As part of the financing, the investor received warrants to purchase up to 2,415,094 shares exercisable at $3.64 per share.

(c) In May 1998 the Company completed a refinancing of two properties owned by Aura in El Segundo, consisting of its headquarters and an adjacent facility. As part of the financing the Company encumbered these properties with a first deed of trust securing a Note in the amount of $5,450,000, resulting in net cash to the Company of approximately $3.0 million.

(d) On June 3, 1998, the Company entered into an agreement with one of the investors to reduce the exercise price of 1,009,009 Warrants from $3.81 to $2.50 and to fully exercise the Warrants. The Company further agreed that if the average bid price for the five trading days ending on December 15, 1998 is less than $2.50, the Company would further reduce the exercise price retroactively by issuing to the investor additional shares to reflect the difference between the current exercise price and the market price in December 1998, In addition, the Company issued to the investor two new
     Warrants: a five year Warrant exercisable for 1,009,009 shares of Common Stock at an exercise price equal to the lesser of $2.52 and the average closing bid price over the 15 trading days beginning June 15, 1998: a five year warrant exercisable for 756,757 shares of Common Stock at an exercise price of $3.50.

                                  SCHEDULE II
                              AURA SYSTEMS, INC.
                               AND SUBSIDIARIES

                       Valuation and Qualifying Accounts

     Years ended February 28, 1998, February 28, 1997 and February 29, 1996

                                      Balance at        Charged to        Charged to                          Balance at
                                     beginning of       costs and           other                                end
                                        period           expenses          Accounts         Deductions        of period
                                   ---------------------------------------------------------------------------------------------
Allowances are deducted from the
assets to which they apply

Year ended February 28, 1998:

Allowance for:
  Uncollectible Accounts             $ 2,090,652       $ 3,617,056      $       --         $    276,183       $ 5,431,525
  Reserve for returns                  1,512,679        23,504,148              --           24,447,222           569,605
  Reserve for potential product
  obsolescence                         2,255,000         4,030,000              --            1,750,000         4,535,000
                                     -----------       -----------      ----------         ------------       -----------
                                     $ 5,858,331       $31,151,204      $       --         $ 26,473,405       $10,536,130
                                     ===========       ===========      ==========         ============       ===========

Year ended February 28, 1997:

Allowance for:
  Uncollectible Accounts             $ 1,947,883       $   737,577      $       --         $    594,808       $ 2,090,652
  Reserve for returns                    535,119           977,560              --                   --         1,512,679
  Reserve for potential product
  obsolescence                                --         2,255,000              --                   --         2,255,000
                                     -----------       -----------      ----------         ------------       -----------
                                     $ 2,483,002       $ 3,970,137      $       --         $    594,808       $ 5,858,331
                                     ===========       ===========      ==========         ============       ===========

Year ended February 29, 1996:

Allowance for:
  Uncollectible Accounts             $ 1,192,500       $ 3,496,381      $       --         $  2,740,998       $ 1,947,883
  Reserve for returns                    387,749           535,119              --              387,749           535,119
                                     -----------       -----------      ----------         ------------       -----------
                                     $ 1,580,249       $ 4,031,500      $       --         $  3,128,747       $ 2,483,002
                                     ===========       ===========      ==========         ============       ===========