Form 10-Q
period 1998-05-31
AURA SYSTEMS INC
filed 1998-07-15
CIK 826253

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


  For the Quarter Ended May 31, 1998          Commission File Number 0-17249



                               AURA SYSTEMS, INC.
             (Exact name of Registrant as specified in its charter)

               DELAWARE                               95-4106894
     (State or other jurisdiction        (I.R.S. Employer Identification No.)
   of incorporation or organization)

                                2335 ALASKA AVE.
                          EL SEGUNDO, CALIFORNIA 90245
                    (Address of principal executive offices)

Registrant's telephone number, including area code:    (310) 643-5300

Former name, former address and former fiscal year, if changed since last report: None


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days:   YES X    NO
                                               ---     ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                     Outstanding at July 13, 1998
               -----                     ----------------------------

      Common Stock, par value                 81,060,253 Shares
          $.005 per share


================================================================================

                      AURA SYSTEMS, INC. AND SUBSIDIARIES

                                     INDEX

                                                                        Page No.

PART I.  FINANCIAL INFORMATION

   ITEM 1.  Financial Statements

            Statement Regarding Financial Information                       1

            Condensed Consolidated Balance Sheets as of
            May 31, 1998 and February 28, 1998                              2

            Condensed Consolidated Statement of Operations for
            the three Months Ended May 31, 1998 and 1997                    3

            Condensed Consolidated Statements of Cash Flows
            for the Three Months Ended May 31, 1998 and 1997                4

            Notes to Consolidated Financial Statements                      5

   ITEM 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                             8


PART II.  OTHER INFORMATION

   ITEM 1.  Legal Proceedings                                              10

   ITEM 2.  Changes in Securities                                          10

   ITEM 6.  Exhibits and reports on Form 8-K                               11

SIGNATURES                                                                 12

                      AURA SYSTEMS, INC. AND SUBSIDIARIES

                           QUARTER ENDED MAY 31, 1998

                         PART I. FINANCIAL INFORMATION



The financial statements included herein have been prepared by Aura Systems, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). As contemplated by the SEC under Rule 10-01 of Regulation S-X, the accompanying financial statements and footnotes have been condensed and therefore do not contain all disclosures required by generally accepted accounting principles. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended February 28, 1998 as filed with the SEC (file number 0-17249).

                      AURA SYSTEMS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                      MAY 31,                FEBRUARY 28,
ASSETS                                                                  1998                     1998
                                                                    ------------             ------------
CURRENT ASSETS
  Cash and equivalents                                              $  6,457,457             $  6,079,411
  Receivables-net                                                     54,589,996               54,418,141
  Inventories and contract in process                                 63,369,507               58,713,875
  Prepayments and deposits                                             8,954,177               13,326,789
  Other current assets                                                 4,815,564                5,925,642
   Prepaid and deferred income taxes                                   1,728,220                  838,000
                                                                    ------------             ------------

   TOTAL CURRENT ASSETS                                              139,914,921              139,301,858

  Property and equipment, at cost                                     71,322,825               66,667,671
  Less accumulated depreciation
     and amortization                                                (13,453,389)             (11,888,586)
                                                                    ------------             ------------

NET PROPERTY AND EQUIPMENT                                            57,869,436               54,779,085

  Joint ventures                                                       6,574,169                6,903,918
  Long-Term investments                                               12,526,007                7,476,299
  Long-Term receivables                                                3,438,094                3,627,098
  Patents and trademarks, net                                          6,319,832                6,410,771
  Goodwill, net                                                        6,109,526                6,146,642
  Other assets                                                         2,780,130                2,656,958
                                                                    ------------             ------------
   Total                                                            $235,532,115             $227,302,629
                                                                    ============             ============

LIABILITIES AND STOCKHOLDER'S EQUITY
------------------------------------

CURRENT LIABILITIES:
  Notes payable                                                     $ 38,850,113             $ 31,147,572
  Accounts payable                                                    38,969,948               43,995,364
  Accrued expenses                                                     3,264,650                3,990,027
                                                                    ------------             ------------

   TOTAL CURRENT LIABILITIES                                          81,084,711               79,132,963
Notes payable and other liabilities                                    3,204,274                3,282,003
                                                                    ------------             ------------
Convertible notes secured                                              2,112,900                2,112,900
                                                                    ------------             ------------
Convertible notes-unsecured                                           23,500,000               15,500,000
                                                                    ------------             ------------
Minority interests in subsidiaries                                    10,873,892               10,372,895
                                                                    ------------             ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
 Common stock par value $.005 per share paid in
  capital.  Issued and outstanding 80,051,244
  and 80,001,244 shares respectively.                                198,879,645              199,100,614

 Accumulated deficit                                                 (84,123,307)             (82,198,746)
                                                                    ------------             ------------

   Total stockholders' equity                                        114,756,338              116,901,868
                                                                    ------------             ------------
   Total                                                            $235,532,115             $227,302,629
                                                                    ============             ============

     See accompanying notes to condensed consolidated financial statements.

                      AURA SYSTEMS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                               FOR THE THREE MONTHS ENDED MAY 31,
                                                                   1998                  1997
                                                               -----------           -----------
NET REVENUES                                                   $32,452,538           $27,415,997

  Cost of goods and overhead                                    24,418,019            20,065,830
                                                               -----------           -----------

GROSS PROFIT                                                     8,034,519             7,350,167
                                                               -----------           -----------

EXPENSES

  General and administrative                                     7,097,481             5,422,254
  Research and development                                         296,346               878,914
                                                               -----------           -----------

  Total costs and expenses                                       7,393,827             6,301,168
                                                               -----------           -----------

INCOME FROM OPERATIONS                                             640,692             1,048,999
                                                               -----------           -----------

OTHER (INCOME) AND EXPENSE

  Equity in losses of unconsolidated joint
  ventures                                                         325,000                    --
  Other income                                                  (1,569,823)                   --
  Interest income                                                  (58,394)              (19,884)
  Interest expense                                               2,739,473               885,933
                                                               -----------           -----------

INCOME (LOSS) BEFORE INCOME TAXES AND
MINORITY INTERESTS                                                (795,564)              182,950

  Provision for taxes                                              628,000                    --
  Minority interests in income of consolidated
  subsidiaries                                                     500,997                    --
                                                               -----------           -----------

NET INCOME (LOSS)                                              $(1,924,561)          $   182,950
                                                               ===========           ===========

NET INCOME (LOSS) PER COMMON SHARE-BASIC                       $      (.02)          $      .002
                                                               ===========           ===========

WEIGHTED AVERAGE SHARES USED
TO COMPUTE NET INCOME PER SHARE                                 80,026,516            77,089,293
                                                               ===========           ===========

     See accompanying notes to condensed consolidated financial statements.

                      AURA SYSTEMS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                   1998                     1997
                                                               -----------              -----------
NET CASH (USED) IN OPERATIONS                                  $(4,656,612)             $(7,514,069)
                                                               -----------              -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Investment in stock                                           (5,000,000)                      --
  Purchase of property and equipment                            (4,655,154)              (4,928,099)
                                                               -----------              -----------

  NET CASH PROVIDED BY (USED) IN INVESTING
     ACTIVITIES                                                 (9,655,154)              (4,928,099)
                                                               -----------              -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Net proceeds (repayments) from borrowings                      6,767,541               (3,456,324)

  Proceeds from issuance of convertible
  notes payable                                                  8,000,000               15,000,000

  Repayment of debt                                                (77,729)              (2,834,262)
                                                               -----------              -----------

  NET CASH PROVIDED (USED) BY FINANCING
  ACTIVITIES:                                                   14,689,812                8,709,414
                                                               -----------              -----------

NET INCREASE (DECREASE) IN CASH                                    378,046               (3,732,754)

Cash and cash equivalents at beginning of year                   6,079,411                7,112,354
                                                               -----------              -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $ 6,457,457              $ 3,379,600
                                                               ===========              ===========

Supplemental disclosures of cash flow information
   Cash paid during the period for:
       Interest                                                $ 1,611,137              $   760,123
       Income Tax                                                  635,200                    6,400
                                                               ===========              ===========

     See accompanying notes to condensed consolidated financial statements.

                               AURA SYSTEMS, INC.
                        NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                  (UNAUDITED)

1)   MANAGEMENT OPINION

     The condensed consolidated financial statements include the accounts of Aura Systems, Inc. ("the Company" or "Aura") and subsidiaries from the dates of acquisition. All material inter-company balances and inter-company transactions have been eliminated.

     In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) and reclassifications for comparability necessary to present fairly the financial position and results of operations as of and for the three months ended May 31, 1998.

2)   CAPITAL

     In the quarter ended May 31, 1997, $3,652,800 of convertible notes were converted into common stock of the Company.

3)   SIGNIFICANT CUSTOMERS

     The Company sold sound related products and computer related products to five significant customers during the fiscal quarter ended May 31, 1998. Sales of speakers to a major electronics retailer accounted for approximately $2.7 million in the fiscal quarter ended May 31, 1998 as compared to approximately $4.5 million in the prior year comparable quarter. Sales of communication and multimedia products to four major mass merchandisers accounted for approximately $17.7 million in the fiscal quarter ended May 31, 1998 as compared to approximately $7.0 million in the prior year fiscal quarter ended May 31, 1997.

     None of the above customers are related or affiliated with the Company or any other customers of the Company. Although there can be no assurances, the Company has no reason to believe that sales to any of the current year customers will not continue.

4)   CONTINGENCIES

     The Company is engaged in various legal actions listed below. In the case of a judgment or settlement, appropriate provisions have been made in the financial statements.


SHAREHOLDER LITIGATION

BAROVICH/CHIAU V. AURA

     In May, 1995 two lawsuits naming Aura, certain of its directors and executive officers and a former officer as defendants, were filed in the United States District Court for the Central District of California, Barovich v. Aura Systems, Inc. et al. (Case No. CV 95-3295) and Chiau v. Aura Systems, Inc. et al. (Case No. CV 95-3296), before the Honorable Manuel Real. The complaints purported to be securities class actions on behalf of all persons who purchased common stock of Aura during the period from May 28, 1993 through January 17, 1995, inclusive. The Complaints alleged that as a result of false and misleading information disseminated by the defendants, the market price of Aura's common stock was artificially inflated during the class period. The complaints were consolidated as Barovich v. Aura Systems, Inc., et. al.

     On February 16, 1996, the Company filed a motion for summary judgment which was granted on April 15, 1996. Judgment in favor of the Company and all defendants was entered on April 16, 1996. The Plaintiffs filed an appeal in the United States Court of Appeals for the Ninth Circuit and on January 9, 1998, the Ninth Circuit issued a memorandum decision reversing the judgment and remanding the case back to the District Court. On remand, the District Court set a new summary judgment hearing date for April 13, 1998. The Company filed a renewed motion for summary judgement on March 20, 1998, and soon thereafter the parties entered into a letter agreement of settlement, in which Aura agreed to pay $1 million to settle the case. This amount was recorded as an expense in Fiscal 1998. Aura's insurance carrier agreed to pay an additional $2 million towards the settlement. The insurance carrier reserved its right to seek recovery from Aura for the $2 million paid for Aura's account. The insurance carrier's claim will be determined in a separate proceeding filed by the carrier in the same court (Evanston Insurance Co. v. Aura Systems Inc. et. al. (Case No. CV-98-
0908)) alleging that Barovich claims are not covered by the insurance policy. Aura has filed an answer with the court denying these allegations.

     The settlement documents for Barovich have now been finalized by the parties and a hearing for preliminary approval of the settlement is scheduled for July 20, 1998. In addition, in July 1998 the company reached an agreement-in-principle with the insurance carrier to settle its dispute with the Company on terms which will not have a material impact on the Company. Although the Company anticipates concluding these proceeding in the near future, until final court approval there can be no assurances that they will be so concluded.

MORGANSTEIN V. AURA.

     On April 28, 1997, a lawsuit naming Aura, certain of its directors and officers, and the Company's independent accounting firm was filed in the United States District Court for the Central District of California Morganstein v. Aura Systems, Inc., et al. (Case No. CV 97-3103), before the Honorable Steven Wilson. A follow-on complaint, Ratner v. Aura Systems, Inc., et al. (Case No. CV 97-
3944), was also filed and later consolidated with the Morganstein complaint. The consolidated amended complaint purports to be a securities class action on behalf of all persons who purchased common stock of Aura during the period from January 18, 1995 to April 25, 1997, inclusive. The complaint alleges that as a result of false and misleading information disseminated by the defendants, the market price of Aura's common stock was artificially inflated during the Class Period. The complaint contains allegations which assert that the company violated federal securities laws by selling Aura Common stock at discounts to the prevailing U.S. market price under Regulation S without informing Aura's shareholders or the public at large.

     On August 25, 1997, the Company filed a motion to dismiss the complaint for failure to state a claim. The District Court denied the motion on November 24, 1997, set a summary judgment hearing date for May 4, 1998 and set a trial date for November 3, 1998. The Company filed an answer on December 16, 1997, denying the allegations of the amended consolidated complaint. On April 13, 1998, the Company filed a motion for summary judgment. Plaintiff responded by requesting an extension of time to respond, which the Court granted, setting July 13, 1998 as the date for plaintiffs to file a judgment hearing for August 10, 1998. On April 28, 1998, the District Court certified the case as a class action, with the class including all persons who purchased common stock of Aura from January 18, 1995 to April 25, 1997, inclusive. Although there can be no assurances of an agreement the parties are currently negotiating the terms of settlement of this case.

     In June 1998 the court entered an order staying further discovery in order to facilitate successful completion of settlement discussions between the parties, which are currently underway. However, there are no assurances that a settlement will be reached in this manner.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     RESULTS OF OPERATIONS

     For the three months ended May 31, 1998, the Company lost $1,924,561 on net revenue of $32,452,538 as compared to earnings of $182,950 on net revenue of $27,415,997 in the comparable prior year period. The increase in revenue is attributable primarily to an increase in sales from the Company's majority owned subsidiary, NewCom, Inc. ("NewCom") as a result of its expanding customer base which includes the major electronics retailers such as Circuit City, Best Buy, Computer City and others. Sales of communication and multimedia products by NewCom to four major mass merchandisers accounted for approximately $17.7 million or 54.5% in the fiscal quarter ended May 31, 1998 as compared to $7.0 million or 25.5% in the prior year quarter

     Sales of speakers by the company's wholly owned subsidiary, AuraSound, Inc. to a major electronics retailer accounted for approximately $2.7 million or 8.3% of net revenues in the fiscal quarter ended May 31, 1998 as compared to approximately $4.5 million or 16.4% of net revenues in the prior year comparable quarter.

     None of the above customers are related or affiliated with the Company or any other customers of the Company. Although there can be no assurances, the Company has no reason to believe that sales to any of the current year customers will not continue.

     Cost of goods and overhead increased by $4.3 million to $24.4 million or 75.4% of net revenues for the three months ended May 31, 1998 as compared to $20.1 million or 73.2% of net revenues for the three months ended May 31, 1997. This increase is attributed primarily to the increased sales level from NewCom, and the associated cost of goods.

     The increase in general and administrative expenses of $1.7 million to $7.1 million or 19.8% of revenues in the fiscal quarter ended May 31, 1998 as compared to $5.4 million or 19.7% of revenues in the comparable fiscal quarter in the prior year, resulted primarily from an increase in personnel and an increased level of advertising support for the distributors and retail customers of the Company's NewCom subsidiary. Of the total increase of $1.7 million $1.5 million is attributed to NewCom.

     Research and development expense decreased by $582,568 to $296,346 in the three months ended May 31, 1998, as the Company focused its resources on marketing and manufacturing of its products under development, such as the AuraGen.

     In the fiscal quarter ended May 31, 1998, the Company recorded a gain on the sale of stock in its majority owned subsidiary NewCom of approximately $1.4 million. No such sales occurred in the prior year fiscal quarter ended May 31, 1997.

     Interest expense increased by $1,853,540 to $2,739,473 in the fiscal quarter ended May 31, 1998 from $885,933 in the prior year fiscal quarter ended May 31, 1997 due to higher levels of borrowing and the quarterly fee being charged to interest expense on the note that was renegotiated in September 1997 from a convertible note to straight debt.

     LIQUIDITY AND CAPITAL RESOURCES

     In the fiscal quarter ended May 31, 1998, the level of cash increased to $6,457,457 from $6,079,411 at February 28, 1998. Inventories increased by $4,655,632 as the Company ordered inventory to prepare for initial shipments of the Company's AuraGen, and increased shipments of speakers, Bass Shakers, multimedia kits, modems and sound cards from the Company's AuraSound subsidiary and NewCom.

     Cash flows used in operations decreased by $2,857,457 as compared to the fiscal quarter ended May 31, 1997. The Company's working capital decreased by $1,338,685 in the fiscal quarter ended May 31, 1998 to $58,830,210 from the fiscal year ended February 28, 1998, while the current ratio declined slightly to 1.73:1 at May 31, 1998 from 1.76:1 at February 28, 1998.

     In the fiscal quarter ended May 31, 1998, the Company received proceeds of $8,000,000 from the issuance of convertible notes payable. During the fiscal quarter ended May 31, 1997, the Company received proceeds of $15,000,000 from the issuance of convertible notes payable. The Company also redeemed $2,400,000 of previously issued convertible notes in the fiscal quarter ended May 31, 1997. Subsequent to the fiscal quarter ended May 31, 1998 the Company received proceeds of $2,522,522 from the exercise of warrants.

     In the past, the Company's cash flow generated from operations has not been sufficient to completely fund its working capital needs. Accordingly, the Company has also relied upon external sources of financing to maintain its liquidity, principally private and bank indebtedness and equity financing. No assurances can be provided that these funding sources will be available in the future. The Company expects that, with the start of shipments of the Company's AuraGen and increasing shipments of Bass Shakers, speakers, multimedia kits, modems and sound cards, cash flows and results of operations should be favorably impacted in the future.

     FORWARD LOOKING STATEMENTS

     The Company wishes to caution readers that important factors, in some cases, have affected, and in the future could affect, the Company's actual results and could cause the Company's actual consolidated results for the first quarter of Fiscal 1999, and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of the Company.

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

       On July 13, 1998, the Company entered into an agreement with the investor to reduce the exercise price of Warrants for 2,415,094 shares from $3.64 to $1.91 which is the closing bid price of the Common Stock on July 12, 1998 (the "July 1998 market price") and the investor agreed to fully exercise the Warrants on such date, resulting in proceeds to the company of $4,603,773. The Company agreed that if 101% of the average bid price for the five trading days ending October 30, 1998 is less than the July 1998 market price, the Company would further reduce the exercise price retroactively to 101% of the October 1998 market price by issuing to the investor additional shares to reflect the difference between the July 1998 market price and 101% of the October 1998 market price. The Company further agreed that if 101% of the average bid price for the five trading days ending April 30, 1999 is less than the July 1998 exercise price or the adjusted October 1998 exercise price, the Company would further reduce the exercise price retroactively to 101% of the April 1998 market price by issuing to the investor additional shares to reflect the difference between the July 1998 or October 1998 exercise price and the adjusted exercise price in April 1999.

       In addition, on July 13, 1998 the company issued to the investor a new five year Warrant (the "July 1998 Warrant") exercisable for 2,415,094 shares of Common Stock at an initial exercise price equal to 110% of the July 1998 market price, or $2.10 per share. The exercise price of the July 1998 Warrant is subject to reduction on or after October 30, 1998 and April 30, 1999 to 101% of the October 1998 market price and 101% of the April 1999 market price, respectively, if at either time such price would be lower than the initial exercise price of $2.10. The Company further agreed that if the exercise price of the July 1998 Warrant, as adjusted from time to time, was less than the exercise price for any other warrants held by this investor, then the exercise price of the other warrants would be reduced to equal the exercise price of the July 1998 Warrant. These other warrants include warrants exercisable for:
       3,619,910 shares at $2.85 per share; 757,757 share at $3.50 per share; and 1,009,009 shares at $2.52 per share.

       All of the foregoing sales were made by the Company in a private placement in reliance upon Section 4(2) of the Securities Act of 1933.

ITEM 6 Exhibits and Reports on Form 8-K

       a) Exhibits:
       See Exhibit Index

       b) Reports On Form 8-K:

       On April 9, 1998, the Company filed a report on Form 8-K relating to completion of a private placement of convertible notes and warrants.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  AURA SYSTEMS, INC.
                                       ----------------------------------------
                                                     (Registrant)



Date:    JULY 15, 1998            By:  /s/Steven C. Veen
     ----------------------            -----------------------------------------
                                                   STEVEN C. VEEN
                                                Senior Vice President
                                               Chief Financial Officer
                                     (Principal Financial and Accounting Officer
                                              and Duly Authorized Officer)

                               INDEX TO EXHIBITS

   Exhibit
   Number
    10.19 Form of Employment Agreement effective March 5, 1998, between the company and the individuals identified in
                Schedule 1 thereto.

    10.20       Aura Systems, Inc. Severance Pay Plan

    10.21       Form of Tier I Severance Agreement effective March 5,
                1998, entered into by the Company with Zvi (Harry)
                Kurtzman, Arthur J. Schwartz, Cipora Kurtzman Lavut, and
                Neal B. Kaufman.

    10.22       Form of Tier II Severance Agreement effective
                March 5, 1998, entered into by the Company with Gerald S. Papazian, Steven C. Veen and Michael I. Froch

    27          Article 5, Financial Data Schedule