Form 10-Q
period 1998-08-31
AURA SYSTEMS INC
filed 1998-10-15
CIK 826253

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended August 31, 1998             Commission File Number 0-17249



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


          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days:  YES   X   NO  ___
                                                ---

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                   Class                    Outstanding at October 14, 1998
                   -----                    -------------------------------
          Common Stock, par value                   85,921,996 Shares
              $.005 per share


================================================================================

                      AURA SYSTEMS, INC. AND SUBSIDIARIES

                                     INDEX

                                                                          Page No.
PART I.   FINANCIAL INFORMATION

     ITEM 1.  Financial Statements

              Statement Regarding Financial Information                      2

              Condensed Consolidated Balance Sheets as of August 31, 1998
              and February 28, 1998                                          3

              Condensed Consolidated Statement of Operations for the Three
              Months and Six Months Ended August 31, 1998 and 1997           4

              Condensed Consolidated Statements of Cash Flows for the Six
              Months Ended August 31, 1998 and 1997                          5

              Notes to Condensed Consolidated Financial Statements           6

     ITEM 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                      9


PART II.  OTHER INFORMATION

     ITEM 1.  Legal Proceedings                                              12

     ITEM 4.  Submission of Matters to Vote by Security Holders              12

     ITEM 6.  Exhibits and Reports on Form 8-K                               12

SIGNATURES                                                                   13

                      AURA SYSTEMS, INC. AND SUBSIDIARIES

                         QUARTER ENDED AUGUST 31, 1998

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

                      AURA SYSTEMS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                       AUGUST 31,    FEBRUARY 28,
ASSETS                                                    1998          1998
                                                      ------------   ------------
CURRENT ASSETS
  Cash and equivalents                                $  4,747,681   $  6,079,411
  Receivables-net                                       57,065,300     54,418,141
  Inventories and contract in process                   62,317,816     58,713,875
  Prepayments and deposits                               7,855,338     13,326,789
  Other current assets                                   4,734,163      5,925,642
  Prepaid and deferred income taxes                      1,426,220        838,000
                                                      ------------   ------------

     TOTAL CURRENT ASSETS                              138,146,518    139,301,858

  Property and equipment, at cost                       77,404,544     66,667,671
  Less accumulated depreciation
    and amortization                                   (15,291,949)   (11,888,586)
                                                      ------------   ------------

NET PROPERTY AND EQUIPMENT                              62,112,595     54,779,085

  Joint ventures                                         6,572,319      6,903,918
  Long-Term investments                                 12,306,662      7,476,299
  Long-Term receivables                                  3,663,094      3,627,098
  Patents and trademarks, net                            6,386,677      6,410,771
  Goodwill, net                                          6,061,267      6,146,642
  Other assets                                           2,335,325      2,656,958
                                                      ------------   ------------
     TOTAL                                            $237,584,457   $227,302,629
                                                      ============   ============

LIABILITIES AND STOCKHOLDER'S EQUITY
------------------------------------

CURRENT LIABILITIES:
  Notes payable                                       $ 39,419,992   $ 31,147,572
  Accounts payable                                      38,564,639     43,995,364
  Accrued expenses                                       4,906,197      3,990,027
                                                      ------------   ------------

     TOTAL CURRENT LIABILITIES                          82,890,828     79,132,963

Notes payable and other liabilities                      8,475,078      3,282,003
                                                      ------------   ------------
Convertible notes secured                                  662,900      2,112,900
                                                      ------------   ------------
Convertible notes-unsecured                             23,500,000     15,500,000
                                                      ------------   ------------
Minority interests in subsidiaries                      11,138,755     10,372,895
                                                      ------------   ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common stock par value $.005 per share paid in
    capital. Issued and outstanding 84,166,757
    and 80,001,244 shares respectively.                206,777,972    199,100,614


  Accumulated deficit                                  (95,861,076)   (82,198,746)
                                                      ------------   ------------

     Total stockholders' equity                        110,916,896    116,901,868
                                                      ------------   ------------
     TOTAL                                            $237,584,457   $227,302,629
                                                      ============   ============

    See accompanying notes to condensed consolidated financial statements.

                      AURA SYSTEMS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              THREE AND SIX MONTHS ENDED AUGUST 31, 1998 AND 1997
                                  (UNAUDITED)

                                                THREE MONTHS                      SIX MONTHS
                                                ------------                      ----------
                                             1998           1997             1998            1997
                                             ----           ----             ----            ----
NET REVENUES                            $ 39,103,054     $33,137,970     $ 71,555,592     $60,553,967

  Cost of goods and overhead              31,132,222      23,888,747       55,550,241      43,954,577
                                        ------------     -----------     ------------     -----------

GROSS PROFIT                               7,970,832       9,249,223       16,005,351      16,599,390

EXPENSES

  Selling, general and administrative      9,236,673       6,429,389       16,334,154      11,851,643
  Research and development                   525,387       1,230,480          821,733       2,109,394
                                        ------------     -----------     ------------     -----------

  Total costs and expenses                 9,762,060       7,659,869       17,155,887      13,961,037
                                        ------------     -----------     ------------     -----------

INCOME (LOSS) FROM OPERATIONS             (1,791,228)      1,589,354       (1,150,536)      2,638,353

OTHER (INCOME) AND EXPENSE

  Equity in losses of unconsolidated
    joint ventures                           175,000              --          500,000              --
  Other income                              (170,906)             --       (1,740,729)             --
  Legal settlements and legal costs        6,300,000              --        6,300,000              --
  Interest expense-net                     3,005,190       1,102,969        5,744,663       1,969,018
                                        ------------     -----------     ------------     -----------

INCOME (LOSS) BEFORE INCOME TAXES
AND MINORITY INTERESTS                   (11,100,512)        486,385      (11,954,470)        669,335

  Provision for taxes                        314,000              --          942,000              --
  Minority interests in income of
    consolidated subsidiaries                264,863              --          765,860              --
                                        ------------     -----------     ------------     -----------

NET INCOME (LOSS)                       $(11,679,375)    $   486,385     $(13,662,330)    $   669,335
                                        ============     ===========     ============     ===========

NET INCOME (LOSS) PER COMMON
SHARE-BASIC                             $       (.14)    $       .01     $       (.17)    $       .01
                                        ============     ===========     ============     ===========

WEIGHTED AVERAGE SHARES USED
TO COMPUTE NET INCOME PER SHARE           82,630,599      79,356,084       81,328,557      78,222,689
                                        ============     ===========     ============     ===========

     See accompanying notes to condensed consolidated financial statements.

                      AURA SYSTEMS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED AUGUST 31, 1998 AND 1997
                                  (UNAUDITED)

                                                          1998             1997
                                                          ----             ----
NET CASH (USED) IN OPERATIONS                         $ (8,196,839)    $(10,353,697)
                                                      ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Investment in stock                                   (5,000,000)              --
  Additions to property and equipment                  (10,736,873)      (9,145,244)
  Disposition of property and equipment                         --          200,000
                                                      ------------     ------------

  NET CASH PROVIDED BY (USED) IN INVESTING
     ACTIVITIES                                        (15,736,873)      (8,945,244)
                                                      ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Net proceeds (repayment) from short-term
    borrowing                                            5,419,324         (288,607)
  Proceeds from issuance of convertible debt             8,000,000       19,000,000
  Net proceeds (repayment) of debt                       1,505,300       (3,130,003)
  Proceeds from exercise of stock options                  103,000               --
  Proceeds from exercise of warrants                     7,574,358               --
                                                      ------------     ------------

  NET CASH PROVIDED BY FINANCING ACTIVITIES:            22,601,982       15,581,390
                                                      ------------     ------------

NET INCREASE (DECREASE) IN CASH                         (1,331,730)      (3,717,551)

Cash and cash equivalents at beginning of year           6,079,411        7,112,354
                                                      ------------     ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD            $  4,747,681     $  3,394,803
                                                      ============     ============

Supplemental disclosures of cash flow information
  Cash paid during the period for:
       Interest                                       $  2,975,814     $  1,454,537
       Income Tax                                          949,200            9,200
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

     In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) and reclassifications for comparability necessary to present fairly the financial position and results of operations as of and for the three and six months ended August 31, 1998.

2)   CAPITAL

     In the six months ended August 31, 1997, $5,086,600 of convertible notes were converted into common stock of the Company. In the six months ended August 31, 1998, the Company received proceeds of $7,677,358 from the exercise of warrants and options to purchase the Company's common stock.

3)   SIGNIFICANT CUSTOMERS

     The Company sold computer related products to three significant customers during the six months ended August 31, 1997. Sales of communication and multimedia products to these three major mass merchandisers accounted for approximately $34.5 million in the six months ended August 31, 1998 as compared to $19.1 million in the six months ended August 31, 1997.

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

Barovich/Chiau v. Aura Systems, Inc.
------------------------------------

     In May, 1995 two lawsuits naming Aura, certain of its directors and executive officers and a former officer as defendants, were filed in the United States District Court for the Central District of California, Barovich v. Aura
                                                              ----------------
Systems, Inc. et. al. (Case No. CV 95-3295) and Chiau v. Aura Systems, Inc. et.
--------------------                            -------- ----------------------
al. (Case No. CV 95-3296), before the Honorable Manuel Real. The complaints
--
purported to be securities class actions on behalf of all persons who purchased common stock of Aura during the period from May 28, 1993 through January 17, 1995, inclusive. The Complaints alleged that as a result of false and misleading information disseminated by the defendants, the market price of Aura's common stock was artificially inflated during the class period. The complaints were consolidated as Barovich v. Aura Systems, Inc., et. al.
                --------------------------------------

     A settlement agreement for this proceeding was submitted to the Court on July 20, 1998, for preliminary approval, at which time the Court denied the plaintiffs' motion for approval of the settlement. On September 22, 1998, the Company and certain of its officers and directors renoticed their motion for summary judgment, which is set to be heard by the Court on October 19, 1998. In addition, the Company earlier reached an agreement-in-principle with the insurance carrier to settle its dispute on terms which would not have a material impact on the Company. The settlement agreement with the insurance carrier was conditioned upon the settlement of the underlying Barovich litigation. In September, 1998, the insurance company's declaratory relief action was dismissed, without prejudice, pending further discussions and documentation of any settlement in the underlying Barovich action.

Morganstein v. Aura Systems, Inc.
---------------------------------

     On April 28, 1997, a lawsuit naming Aura, certain of its directors and officers, and the Company's independent accounting firm was filed in the United States District Court for the Central District of California, Morganstein v.
                                                              --------------
Aura Systems, Inc., et. al. (Case No. CV 97-3103), before the Honorable Steven
--------------------------
Wilson. A follow-on complaint, Ratner v. Aura Systems, Inc., et. al. (Case No.
                               ------------------------------------
CV 97-3944), was also filed and later consolidated with the Morganstein complaint. The consolidated amended complaint purports to be a securities class action on behalf of all persons who purchased common stock of Aura during the period from January 18, 1995 to April 25, 1997, inclusive. The complaint alleges that as a result of false and misleading information disseminated by the defendants, the market price of Aura's common stock was artificially inflated during the Class Period. The complaint contains allegations which assert that the company violated federal securities laws by selling Aura Common stock at discounts to the prevailing U.S. market price under Regulation S without informing Aura's shareholders or the public at large.

     In June, 1998, the Court entered an order staying further discovery in order to facilitate completion of settlement discussions between the parties. On October 12, 1998, the parties entered into a stipulation for settlement of all claims, and the settlement terms are now subject to approval by the Court at a hearing scheduled for November 2, 1998. Under the proposed settlement Aura will pay $4.5 million in cash or stock, at Aura's option, plus 3.5 million warrants at an exercise price of $2.25. In addition, Aura's insurance carrier has agreed to pay $10.5 million. Therefore, the Company recorded a charge for this litigation of $4.5 million in the quarter ended August 31, 1998.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Report may contain forward-looking statements, which involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in such statements. Certain factors could also cause actual results to differ materially from those discussed in such forward-looking statements, including factors discussed in the Company's Form 10-K for the period ended February 28, 1998, and factors discussed in this Report.

     RESULTS OF OPERATIONS

     Revenue for the three and six month periods ended August 31, 1998 increased by $5,965,084 and $11,001,625 to $39,103,054 and $71,555,592 from the corresponding periods in the prior year. The increased revenues resulted primarily from sales from the Company's NewCom subsidiary and sales of speaker products.

     The Company's NewCom subsidiary sold computer related products to three significant customers during the six months ended August 31, 1998. Sales of communication and multimedia products to these three major mass merchandisers accounted for approximately $34.5 million in the six months ended August 31, 1998 as compared to approximately $19.1 million in the six months ended August 31, 1997. None of the above customers are related or affiliated with the Company or any customers of the Company. The Company has no reason to believe that sales to any of the current years customers will not continue.

     Cost of goods and overhead for the three and six months ended August 31, 1998 increased by $7,243,475 and $11,595,664 in comparison with the corresponding periods in the prior year in correspondence with the increase in sales discussed above.

     Gross margins decreased to 20.4% and 22.4% in the three and six months ended August 31, 1998, from 27.9% and 27.4% in the corresponding prior year periods. The decreases are a result of the reduction in margins for mature products of the Company's NewCom subsidiary such as the 33.6K modems and lower speed CD ROM drives that were sold as the 56K modems and higher speed CD ROM drives became the primary products in the modem and multimedia area. Additionally, outside of the NewCom business, the Company began a concerted effort to sell off excess inventory, at reduced margins as it focused its operation on its AuraGen and speaker products.

     General and administrative costs increased for the three and six month periods by $2,807,284 and $4,482,511 respectively primarily due to the Company's continued expansion of its facilities and staff and the higher level of advertising support for the products of the Company's NewCom subsidiary. The increase in general and administrative expenses is also partially due to an increase in depreciation and amortization of $.70 million to $1.65 million and $1.4 million to $3.9 million for the three and six months ended August 31, 1998 over the comparable period ended August 31, 1997. Of the total increase in general and administrative expenses of $2.8 million and $4.5 million respectively, for the three and six months ended August 31, 1998, $1.8 million and $3.3 million respectively, is attributed to the Company's subsidiary NewCom. The Company expects that with its continued expansion, general and administrative expenses will continue to increase.

     Research and development costs for the three and six months ended August 31, 1998 decreased by $705,093 and $1,287,661 as the Company focused its attention on marketing and manufacturing of its products such as the AuraGen(TM) and sound products.

     The Company lost $1,791,228 and $1,150,536 from operations for the three and six months ended August 31, 1998 compared with earnings of $1,589,354 and $2,638,353 in the prior year periods. This loss includes increases in depreciation and amortization expense of $.7 million and $1.4 million respectively which is primarily due to the amortizing of product development costs over a 24 month period.

     In the six months ended August 31, 1998, the Company recorded a gain on the sale of stock in its majority owned subsidiary NewCom of approximately $1.4 million. There were no such sales in the quarter ended August 31, 1998 or the prior year six months ended August 31, 1997.

     Interest expense increased by $1,902,221 to $3,005,190 and $3,775,645 to $5,744,663 in the three and six months ended August 31, 1998 due to higher levels of borrowing and the quarterly fee being charged to interest expense on the note that was renegotiated in September 1997 from a convertible note to straight debt.

     The net loss for the three months ended August 31, 1998, including a charge for legal settlement and costs relating to the class action lawsuit of $6.3 million, and interest expense of $3.0 million totalled $11,679,375 compared to earnings of $486,385 for the comparable period of Fiscal 1998. For the six months ended August 31, 1998, including the above charges, the Company lost $13,662,330 compared to earnings of $669,335 in the prior year six months.

     The Company has vigorously defended the lawsuit referred to above. The Company believes, however, that it is in its best interest to enter into the proposed settlement in view of factors which include the disruption to the Company's business caused by the litigation process, and the substantial expenses the Company would have to incur to continue the discovery and trial process.

     LIQUIDITY AND CAPITAL RESOURCES

     In the six months ended August 31, 1998, cash decreased by $1,331,730 to $4,747,681 from $6,079,411, at February 28, 1998. Accounts payable and accrued expenses decreased by $4,514,555 from February 28, 1998. Inventories increased by $3,603,941 as the Company began to build inventory of AuraGen(TM) components for the ramp up in AuraGen sales and to prepare for increasing shipments of speakers, multi-media kits, modems and soundcards for the fall selling season.

     The increase in receivables of $2,647,159 is due primarily to the increase in sales volume in speaker products and to shipments of its AuraGen(TM) product.

     Cash flows used in operations decreased by $2,156,858 compared to the prior year six months. Working capital decreased to $55,255,690 from $60,168,895 over the fiscal year end level, with the current ratio declining to 1.67:1 from 1.76:1.

     In the six months ended August 31, 1998, the Company received proceeds of $7,677,358 from the exercise of warrants and options to purchase the Company's stock. In the six months ended August 31, 1997, the Company received proceeds of $19,000,000 from the sale of convertible notes payable. The Company also redeemed $3,200,000 of previously issued convertible notes

     In March 1997 the Company issued $15 million of convertible Debentures to a group of accredited investors in a private placement. The Debentures were convertible into Common Stock of the Company in accordance with a stated formula. In October 1997 the Company and the investors entered into an agreement modifying the Debentures to eliminate the conversion feature in exchange for increasing the interest rate on the principal to 18% and the payment of a quarterly fee of $935,000 for each quarter during which the Debentures remain outstanding. The stated maturity was shortened from March 2000 to September 30, 1998. The Debentures, as modified, are secured by a Note from NewCom to Aura in the original principal amount of $17 million (the "NewCom Note") and Warrants for an aggregate of up to 2,500,000 shares of Common Stock at an initial exercise price of $2.50 per share, subject to adjustment. In September 1998 the Company, the investors and NewCom reached an agreement-in-principle to restructure the Debenture. The proposed restructuring calls for an initial cash payment by Aura to the investors and the issuance by NewCom of a $3 million convertible note, redeemable by

NewCom under certain circumstances. The unpaid balance of the Debenture will bear interest at 9% per annum and the remaining principle and interest will be payable in six equal monthly installments. As part of the restructuring of the Debenture NewCom and Aura have agreed to restructure the payment terms of the remaining principal balance of the NewCom Note. The agreement-in-principle is subject to certain terms and conditions, including the execution of definitive documents on or before October 21, 1998, or such later date as is agreed to by the parties.

     In the past the Company's cash flow generated from operations has not been sufficient to completely fund its working capital needs. Accordingly, the Company has also relied upon external sources of financing to maintain its liquidity. In order to finance continued growth it will be necessary for the Company to obtain additional working capital from external sources. The Company is presently seeking additional sources of financing, including bank and equity financing. No assurances can be provided that these funding sources will be available at the times and in the amounts required. The ongoing financial crisis in Asia may also have a negative effect on the Company's cash flow due to the potential requirements for cash advances to Asian vendors in order to ensure an adequate flow of product. However, this may be partially offset by reduced prices from Asian suppliers.

     FORWARD LOOKING STATEMENTS

     The Company wishes to caution readers that important factors, in some cases, have affected, and in the future could affect, the Company's actual results and could cause the Company's actual consolidated results for the third quarter of Fiscal 1999, and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of the Company.

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

     The effects of, and changes in, trade, monetary and fiscal policies, laws and regulations, other activities of governments, agencies and similar organizations, and social and economic conditions, such as trade restrictions impose yet other constraints on any company statements. The cost and other effects of legal and administrative cases and proceedings present another factor which may or may not have an impact.

PART II - OTHER INFORMATION


ITEM 1    Legal Proceedings

          For information regarding pending legal proceedings, see Note 4 to the Company's Condensed Consolidated Financial Statements appearing elsewhere herein.

ITEM 4    Submission of Matters to Vote by Security Holders

          The Company's 1998 Annual Meeting of Shareholders was held on August 19, 1998. At the Annual Meeting each of the company's nominees were elected to serve as directors of the Company. The election results are as follows:

             Name                               For       Withheld    Abstain
             ----                               ---       --------    -------
Zvi (Harry) Kurtzman                        69,789,750     555,114   3,505,443
Arthur J. Schwartz                          70,065,941     278,923   3,505,443
Cipora Kurtzman Lavut                       69,012,232   1,332,632   3,505,443
Harvey Cohen                                69,494,992     849,872   3,505,443
Neal B. Kaufman                             70,066,501     278,363   3,505,443
Ashok Dewan                                 69,881,212     463,652   3,505,443
Salvador Diaz-Verson, Jr.                   70,019,994     324,870   3,505,443
Gerald S. Papazian                          70,086,647     258,217   3,505,443
Steven C. Veen                              69,785,530     559,334   3,505,443
Peter Liu                                   69,923,207     421,657   3,505,443
Robert Book                                 69,981,047     348,817   3,505,443
Major General Guy L. Hecker, Jr. (Ret.)     70,111,803     233,061   3,505,443


          The shareholders in addition, approved a proposal submitted by a shareholder requesting the Board of Directors, prior to engaging in certain finance transactions, consider providing the existing shareholders of the Company an opportunity to invest in the Company on the terms being offered to private investors. The approval results are as follows:

             Name                               For       Withheld    Abstain
             ----                               ---       --------    -------
Shareholder Proposal                        34,818,060     405,578    573,864

ITEM 6    Exhibits and Reports on Form 8-K

          a)  Exhibits:

          See Exhibit Index

          b)  Reports On Form 8-K:

          None

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                    AURA SYSTEMS, INC.
                                       -----------------------------------------
                                                       (Registrant)



Date:   OCTOBER 15, 1998            By: /s/Steven C. Veen
        ----------------               -----------------------------------------
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