Form 10-Q
period 1998-11-30
AURA SYSTEMS INC
filed 1999-01-19
CIK 826253

===============================================================================

                     SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended November 30, 1998           Commission File Number 0-17249



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

    Class                                  Outstanding at January 18, 1999

Common Stock, par value                       92,510,822 Shares
   $.005 per share




===============================================================================



                       AURA SYSTEMS, INC. AND SUBSIDIARIES

                                      INDEX


                                                                                                      Page No.



PART I.      FINANCIAL INFORMATION

         ITEM 1.     Financial Statements

                     Statement Regarding Financial Information                                              2

                     Condensed Consolidated Balance Sheets as of                                            3
                     November 30, 1998 and February 28, 1998

                     Condensed Consolidated Statement of Operations for the Three Months and Nine           4
                     Months Ended November 30, 1998 and 1997

                     Condensed Consolidated Statements of Cash Flows for the                                5
                     Nine Months Ended November 30, 1998 and 1997

                     Notes to Condensed Consolidated Financial Statements                                   6

         ITEM 2.     Management's Discussion and Analysis of Financial Condition and Results of
                     Operations                                                                             9


PART II. OTHER INFORMATION

         ITEM 1.     Legal Proceedings                                                                      13

         ITEM 2.     Changes in Securities and Use of Proceeds                                              13

         ITEM 3.     Defaults Upon Senior Securities                                                        13

         ITEM 6.     Exhibits and Reports on Form 8-K                                                       13

SIGNATURES                                                                                                  14

                       AURA SYSTEMS, INC. AND SUBSIDIARIES

                         QUARTER ENDED NOVEMBER 30, 1998

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



                       AURA SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                             November 30,              February 28,
Assets                                                                          1998                      1998
                                                                            -------------            ---------------

Current assets
   Cash and equivalents                                                      $       3,312,020         $       6,079,411
     Receivables-net                                                                49,892,806                54,418,141
     Inventories and contract in process                                            51,092,047                58,713,875
     Prepayments and deposits                                                       10,059,877                13,326,789
     Other current assets                                                            3,678,908                 5,925,642
     Prepaid and deferred income taxes                                               1,600,000                   838,000
                                                                              ----------------          ----------------

       Total current assets                                                        119,635,658               139,301,858

     Property and equipment, at cost                                                78,564,238                66,667,671
     Less accumulated depreciation
         and amortization                                                          (17,537,660)             (11,888,586)
                                                                              -----------------          ---------------

Net property and equipment                                                          61,026,578                54,779,085

     Joint ventures                                                                  6,395,364                 6,903,918
     Long-Term investments                                                          12,301,835                 7,476,299
     Long-Term receivables                                                           3,663,094                 3,627,098
     Patents and trademarks, net                                                     6,464,076                 6,410,771
     Goodwill, net                                                                   6,055,253                 6,146,642
     Other assets                                                                    3,017,249                 2,656,958
                                                                               ---------------          ----------------
       Total                                                                 $     218,559,107         $     227,302,629
                                                                              ================          ================

Liabilities and Stockholder's Equity

Current liabilities:
     Notes payable                                                           $      36,692,387         $      31,147,572
     Accounts payable                                                               38,007,559                43,995,364
     Accrued expenses                                                               12,668,307                 3,990,027
                                                                              ----------------          ----------------

       Total current liabilities                                                    87,368,253                79,132,963

Notes payable and other liabilities                                                  8,596,825                 3,282,003
                                                                              ----------------          ----------------
Convertible notes secured                                                              662,900                 2,112,900
                                                                              ----------------          ----------------
Convertible notes-unsecured                                                         24,500,000                15,500,000
                                                                              ----------------           ---------------
Minority interests in subsidiaries                                                   5,821,222                10,372,895
                                                                              ----------------          ----------------

COMMITMENTS AND CONTINGENCIES

Stockholders' equity
   Common stock par value $.005 per share paid in
capital.  Issued and outstanding 90,186,973
     and 80,001,244 shares respectively.                                           210,605,858               199,100,614

   Accumulated deficit                                                            (118,995,951)              (82,198,746)
                                                                              -----------------         -----------------

       Total stockholders' equity                                                   91,609,907               116,901,868
                                                                              ----------------          ----------------
       Total                                                                 $     218,559,107         $     227,302,629
                                                                              ================          ================

See accompanying notes to condensed consolidated financial statements.

                       AURA SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             THREE AND NINE MONTHS ENDED NOVEMBER 30, 1998 AND 1997
                                   (Unaudited)


                                                           Three Months                             Nine Months

                                                       1998              1997                 1998                1997
                                                       ----              ----                 ----                ----

Net Revenues                                          $  33,931,756        $48,215,300      $  105,487,348         $108,769,267

     Cost of goods and overhead                          44,808,406         38,622,290         100,358,647           82,576,867
                                                       ------------         ----------        ------------           ----------

Gross Profit                                            (10,876,650)         9,593,010           5,128,701           26,192,400

Expenses

     Selling, general and administrative                 15,291,137         14,415,182          31,625,291           26,266,825
     Research and development                               283,638            413,286           1,105,371            2,522,680
                                                       ------------     --------------        ------------          -----------

     Total costs and expenses                            15,574,775         14,828,468          32,730,662           28,789,505
                                                       ------------     --------------        ------------          -----------

Income (loss) from operations                           (26,451,425)        (5,235,458)        (27,601,961)          (2,597,105)

Other (income) and expense

     Equity in losses of unconsolidated
       joint ventures                                       175,000                 --             675,000                   --
     Gain on sale and issuance of
       subsidiary stock and other assets                         --         (9,832,688)         (1,432,627)          (9,832,688)
     Other income                                          (906,428)                --          (1,214,530)                  --
     Legal settlements and costs                          1,300,000                 --           7,600,000                   --
     Interest expense-net                                 3,021,611          2,136,603           8,766,274            4,105,621
                                                       ------------      -------------         -----------          -----------

Income (loss) before taxes                              (30,041,608)         2,460,627         (41,996,078)           3,129,962

     Provision (benefit) for taxes                       (1,589,200)           970,015           (647,200)              970,015
                                                       -------------     -------------        ------------          -----------
     Income (loss) before minority
       interest in income of
       consolidated subsidiary                          (28,452,408)         1,490,612         (41,348,878)           2,159,947
     Minority interest in income (loss)
       of consolidated subsidiary                        (5,317,533)           741,894          (4,551,673)             741,894
                                                         -----------        ----------        -------------         -----------

Net income (loss)                                      $(23,134,875)        $  748,718       $ (36,797,205)      $    1,418,053
                                                       ============         ==========        ============          ===========

Net income (loss) per share                            $      (.27)         $     .01       $        (.44)       $          .02
                                                       ===========          ==========        ============          ===========

Weighted average shares used
to compute net income (loss) per share
                                                         86,413,616         79,749,922          83,011,249           78,728,064
                                                        ===========        ===========         ===========          ===========



See accompanying notes to condensed consolidated financial statements.


                       AURA SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED NOVEMBER 30, 1998 AND 1997
                                   (Unaudited)

                                                                          1998                         1997
                                                                      ------------               -------------

Net cash (used) in operations                                       $     (13,970,789)         $     (9,879,690)
                                                                          ------------          ----------------

Cash flows from investing activities:

     Additions to property and equipment                                  (11,896,567)              (12,244,515)
     Disposition of property and equipment                                          --                   200,000
     Equity Investments                                                    (5,000,000)                        --
     Proceeds from sale of subsidiary stock                                 1,611,873                 2,552,100
                                                                       --------------           ---------------

     Net cash provided by (used) in investing
         activities                                                       (15,284,694)               (9,492,415)

Cash flows from financing activities:

     Net proceeds (repayment) from short-term
       borrowing                                                             5,360,734                1,454,849
     Proceeds from issuance of convertible debt                             12,000,000                29,000,000
     Net proceeds (repayment) of debt                                        1,450,000               (5,834,193)
     Proceeds from exercise of stock options                                   103,000                        --
     Proceeds from exercise of warrants                                      7,574,358                        --
                                                                      ----------------          ----------------

     Net cash provided by financing activities:                             26,488,092                24,620,656
                                                                       ---------------          ----------------

Net increase (decrease) in cash and cash equivalents
                                                                           (2,767,391)                5,248,551

Cash and cash equivalents at beginning of year                               6,079,411                 7,112,354
                                                                       ---------------            --------------

Cash and cash equivalents at end of period                            $      3,312,020          $     12,360,905
                                                                       ===============           ===============

Supplemental  disclosures of cash flow  information  Cash paid during the period for:
              Interest                                                $      3,746,051          $      2,772,939
              Income Tax                                                       942,000                     9,200
                                                                        ==============            ==============

Supplemental disclosure of noncash investing and financing activities:

In the nine months ended November 30, 1998, $3,741,878 of convertible notes payable were converted into common stock. In the nine months ended November 30, 1997, $5,086,600 of convertible notes payable were converted into common stock.

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

         In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) and reclassifications for comparability necessary to present fairly the financial position and results of operations as of and for the three and nine months ended November 30, 1998.

2)       Capital

         In the nine months ended November 30, 1998, $3,741,878 of convertible notes were converted into common stock of the Company. In the nine months ended November 30, 1997, $5,086,600 of convertible notes were converted into common stock of the Company.

3)       Significant Customers

         The Company sold sound related products and computer related products to four significant customers during the nine months ended November 30, 1998. Sales of speakers to a single major electronics retailer accounted for approximately $7.6 million in the period ended November 30, 1998 as compared to approximately $11.1 million in the prior year comparable period. Sales of communication and multimedia products to three major mass merchandisers accounted for approximately $49.9 million in the nine months ended November 30, 1998 as compared to approximately $39.6 million in the prior year period.

     None of the above customers are related or affiliated with the Company or any customers of the Company. The Company has no reason to believe that sales to any of these customers will not continue. Sales to Best Buy, one of the three significant customers, declined from approximately $8 million in the August 31, 1998 quarter to approximately $1.5 million in the November 30, 1998 quarter.

4)       Minority Interest

         In September 1997, a wholly owned subsidiary of the Company, Newcom, Inc., completed an Initial Public Offering in which 2,000,000 newly issued shares were sold to the public along with 300,000 shares of the Company's holdings. This results in a minority interest holding in NewCom, Inc. of approximately 27.9%, which is reflected in the accompanying financial statements. As a result of this transaction, the Company has reported a gain in the quarter ended November 30, 1997 of approximately $2.1 million on the sale of the 300,000 shares, and approximately $7.4 million on the sale of newly issued shares.

5)       Contingencies

         The Company is engaged in various legal actions listed below. To the extent that judgment has been rendered, appropriate provision has been made in the financial statements.

Shareholder Litigation

         Barovich/Chiau v. Aura Systems, Inc.

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

      A settlement agreement for this proceeding was submitted to the Court on July 20, 1998, for preliminary approval, at which time the Court denied the plaintiffs' motion for approval of the settlement. On September 22, 1998, the Company and certain of its officers and directors renoticed their motion for summary judgment. Thereafter, on January 8, 1999, the plaintiffs and the defendants in the Barovich action executed a Stipulation of Settlement pursuant to which the Barovich action would be settled in return for payments by Aura and its insurer to the plaintiff's settlement class and plaintiff's attorneys in the amount of $2.8 million in cash (with $800,000 to be contributed by Aura and $2 million to be contributed by Aura's insurer, subject to a reservation of rights by the insurer against the insureds) and $1.2 million in cash or common stock, at the Company's option, to be paid by Aura. The settlement will be subject to the review of the Court, and will not become final and fully effective unless approved by the Court. The parties expect that the preliminary hearing on the settlement will take place on or about February 1, 1999.

         Morganstein v. Aura Systems, Inc.

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

         In June, 1998, the Court entered an order staying further discovery in order to facilitate completion of settlement discussions between the parties. On October 12, 1998, the parties entered into a stipulation for settlement of all claims, subject to approval by the Court Under the proposed settlement Aura will pay $4.5 million in cash or stock, at Aura's option, plus 3.5 million warrants at an exercise price of $2.25. In addition, Aura's insurance carrier has agreed to pay $10.5 million. Therefore, the Company recorded a charge for this litigation of $4.5 million in the quarter ended August 31, 1998.

     The Court in November 1998 entered an order approving the form of notice that was to be given to class members regarding the settlement terms. Thereafter, on January 4, 1999, the Court held a hearing on (i) whether the settlement should be approved by the Court and (ii) whether the plaintiff's attorneys' fees request should be approved by the Court. The Court took these matters under submission following the hearing on January 4, 1999, and has not yet issued its ruling. The settlement will not become final and fully effective unless it is approved by the Court.

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

         Net revenue for the three and nine month periods ended November 30, 1998 decreased by $14,283,544 and $3,281,919 to $33,931,756 and $105,487,348
from the corresponding periods in the prior year. The decreased revenues resulted primarily from a reduction in revenues by the Company's NewCom subsidiary of $9,659,785 and $1,866,482 respectively, for the three and nine month periods ended November 30, 1998. The decline was also partially a result of the Company focusing its sales attention on sound related products and the AuraGen, while reducing its emphasis on sales of its other products. Net revenues also declined in the quarter as a result of declines in sales of one of NewCom's significant customers to $1.5 million, compared to sales of $8 million in the immediately preceding quarter.

     The Company sold sound related products and computer related products to four significant customers during the nine months ended November 30, 1998. Sales of speakers to a single major electronics retailer accounted for approximately $7.6 million in the period ended November 30, 1998 as compared to approximately $11.1 million in the prior year comparable period. Sales of communication and multimedia products to three major mass merchandisers accounted for approximately $49.9 million in the nine months ended November 30, 1998 as compared to approximately $39.6 million in the prior year period.

     None of the above customers are related or affiliated with the Company or any customers of the Company. The Company has no reason to believe that sales to any of these customers will not continue. Sales to Best Buy, one of the three significant customers, declined from approximately $8 million in the August 31, 1998 quarter to approximately $1.5 million in the November 30, 1998 quarter.

         Cost of goods and overhead for the three and nine months ended November 30, 1998 increased by $6,186,116 and $17,781,780 in comparison with the corresponding periods in the prior year. This increase is primarily a result of the increase in cost of goods and overhead at the Company's NewCom subsidiary of $6,614,694 and $12,738,910, respectively, for the three and nine months periods ended November 30, 1998 which included a write-down in inventory of the Company's NewCom subsidiary of approximately $10 million in the quarter ended November 30, 1998.

         Gross margins were a negative 32% and a positive 4.9% in the three and nine months ended November 30, 1998, compared to 19.9% and 24.1% in the corresponding prior year periods. The primary reason for the decline is the reduction in margins at the Company's NewCom subsidiary as the result of price pressures from the mass merchandise retailers and the previously mentioned write-down of inventory at the Company's NewCom subsidiary in the quarter ended November 30, 1998. The Company also sold obsolete inventory relating to discontinued products, at prices which resulted in losses on this inventory of approximately $1.5 million.

     General and administrative costs increased for the three and nine month periods by $875,955 and $5,358,466 respectively primarily due to the higher level of advertising support for the products of the Company's NewCom subsidiary including co-op advertising, rebates and Merchandise Development Funds that were required by the competitive price pressures in the major mass merchandisers. The increase in general and administrative expenses is also partially due to an increase in depreciation and amortization of $1.1 million to $2.4 million and $4.2 million to $6.3 million for the three and nine months ended November 30,
1998 over the comparable periods ended November 30, 1997. General and administrative expenses increased by $.9 million and $5.4 million respectively, for the three and nine months ended November 30, 1998. Exclusive of the effects of the Company's NewCom subsidiary, Aura's general and administrative expenses decreased by approximately $3.9 million and $2.7 million respectively, for the three and nine months ended November 30, 1998.

         Research and development costs for the three and nine months ended November 30, 1998 decreased by $129,648 and $1,417,309 as the Company focused its attention on marketing and manufacturing of its products such as the AuraGen(TM) and sound products.

         The Company lost $26,451,425 and $27,601,961 from operations for the three and nine months ended November 30, 1998 compared with a loss of $5,235,458 and $2,597,105 in the prior year periods. Of the loss, approximately $15.7 million and $13.3 million, respectively, is attributed to the Company's NewCom subsidiary. This loss also includes increases in depreciation and amortization expense of $1.1 million and $4.2 million respectively which is primarily due to the amortizing of product development costs over a 24 month period.

         In the nine months ended November 30, 1998, the Company recorded a gain on the sale of stock in its majority owned subsidiary NewCom of approximately $1.4 million as compared to a recorded gain on the sale and issuance of stock in NewCom in the prior year nine months of approximately $9.8 million in conjunction with the IPO of NewCom. There were no such sales in the three month periods ended November 30, 1997 and 1998.

         Net interest expense increased by $885,008 to $3,021,611 and $4,660,653 to $8,766,274 in the three and nine months ended November 30, 1998 due to higher levels of borrowing and the quarterly fee being charged to interest expense on the $15 million note that was renegotiated in September 1997.

     The net loss for the three months ended November 30, 1998, including interest expense of $8.8 million totalled $23,134,875 compared to earnings of $748,718 for the comparable period of Fiscal 1998. For the nine months ended November 30, 1998, including the above charges, the Company lost $36,797,205 compared to earnings of $1,418,053 in the prior year nine months. Included in these amounts are a loss of $15.7 million and $13.3 million respectively, by the Company's NewCom subsidiary in the three and nine months ended November 30, 1998, compared to income of $2.7 million and $6.0 million in the prior year comparable periods.

         Liquidity and Capital Resources

         In the nine months ended November 30, 1998, cash decreased by $2,767,391 to $3,312,020 from $6,079,411 at February 28, 1998. Accounts payable and accrued expenses increased by $2,690,475 from February 28, 1998. Inventories decreased by $7,621,828 due to the write-down of inventory at the Company's NewCom subsidiary as previously discussed.

         The decrease in receivables of $4,525,335 is due to the lower sales volume for the quarter coupled with the increased levels of co-op advertising and Merchandise Development Fund credits in the quarter as previously discussed.

         Cash flows used in operations increased by $4,091,099 compared to the prior year nine months. Working capital decreased to $32,267,405 from $60,168,895 over the fiscal year end level, with the current ratio declining to 1.37:1from 1.76:1.

     In the nine months ended November 30, 1998, the Company received proceeds of $12,000,000 from the sale of convertible notes payable. In this same period $3,741,878 of previously issued convertible notes were converted into common stock of the Company. In the nine months ended November 30, 1997, the Company received proceeds of $29,000,000 from the sale of convertible notes payable. The Company also redeemed $4,000,000 of previously issued convertible notes.

         In October 1998 the Company completed a private placement to a single institutional investor of a $3,000,000 Convertible Senior Secured Note and Warrants to purchase 1,200,000 of the Company's Common Stock in consideration of $3,000,000 gross cash proceeds. The Note bears interest at the rate of 14% per annum and is due and payable on the earlier of April 1, 1999, and the closing of an equity or convertible debt financing resulting in at least $6,000,000 of net proceeds to the Company. The Note is secured by a junior lien on inventory, equipment and receivables of the Company and its subsidiaries other than NewCom.

         In March 1997 the Company issued $15 million of convertible Debentures to a group of accredited investors in a private placement. The Debentures were convertible into Common Stock of the Company in accordance with a stated formula. In October 1997 the Company and the investors entered into an agreement modifying the Debentures to eliminate the conversion feature in exchange for increasing the interest rate on the principal to 18% and the payment of a quarterly fee of $935,000 for each quarter during which the Debentures remain outstanding. The stated maturity was shortened from March 2000 to September 30, 1998. The Debentures, as modified, are secured by a Note from NewCom to Aura in the original principal amount of $17 million (the "NewCom Note"), which by its terms matured in September 1998, of which the entire principal amount remains outstanding. The Debentures are also secured by 2,500,000 shares of NewCom Common Stock owned by Aura. In September 1998 the Company, the investors and NewCom reached an agreement-in-principle to restructure the Debentures. The proposed restructuring called for an initial cash payment by Aura to the investors and the issuance by NewCom of a $3 million convertible note, redeemable by NewCom under certain circumstances. The unpaid balance of the Debentures would bear interest at 9% per annum and the remaining principle and interest would be payable in six equal monthly installments. As part of the restructuring of the Debentures NewCom and Aura agreed to restructure the payment terms of the remaining principal balance of the NewCom Note.

         The agreement-in-principle was subject to certain terms and conditions, including the execution of definitive documents on or before October 21, 1998, and funding from an institutional lender. The Company did not finalize its agreement with these investors by October 21, 1998, and had not received a commitment for third party funding by such date. Completion of the restructuring also remains subject to completion of definitive restructuring documents with the investors.

         The investors have advised the Company that they have no present intention of demanding payment under the Aura Note and intend to work with the Company to complete a restructuring. There are no assurances, however, that the restructuring will be consummated. Since October 21, 1998, the investors converted approximately $1.53 million of principal and interest into approximately 2 million shares of Common Stock in lieu of the initial payments under the proposed restructuring. As of January 14, 1999, approximately $16 million of principal and interest remained outstanding under the Debentures.

         In the past the Company's cash flow generated from operations has not been sufficient to completely fund its working capital needs. Accordingly, the Company has also relied upon external sources of financing to maintain its liquidity. In order to finance its existing operations it will be necessary for the Company to obtain additional working capital from external sources. In particular, the Company's need for working capital has increased in recent months as a result of ongoing expenditures in connection with activities relating to the manufacturing and marketing of the Company's AuraGen product. The Company is presently seeking additional sources of financing, including debt and equity financing. No assurances can be provided that these funding sources will be available at the times and in the amounts required. The Company is temporarily curtailing certain expansion plans and is taking measures to reduce overhead until such time as sufficient working capital is available to fully implement its business plan. The inability of the Company to obtain sufficient working capital at the times and in the amounts required would have a material adverse effect on the Company's business and operations.

         The ongoing financial crisis in Asia may also have a negative effect on the Company's cash flow due to the potential requirements for cash advances to Asian vendors in order to ensure an adequate flow of product.

Year 2000

         The Company relies heavily on computers in its internal and external financial reporting systems. In addition, computers are used extensively throughout the Company to perform critical operating activities including the processing of payroll, accounts receivable and accounts payable and to perform critical analyses. The Company also makes use of computers for efficient communication with employees and customers, including extensive use of e-mail systems and the Internet, and is expected to expand its use of such technology in the future. Finally, embedded technology such as microcontrollers are commonly found in equipment used throughout the Company's operations. The complete failure of these systems could have a material negative impact on the operations of the Company. In addition, most of the Company's major suppliers and customers rely heavily on similar computer systems, and failures in such systems could disrupt their operations.

         The Company is substantially complete in assessing and addressing Year 2000 issues in its major computer systems. Most of the Company's major systems are Year 2000 compliant or have been updated in the normal course of business with applications that are Year 2000 compliant. No system replacements were made or accelerated to comply with Year 2000 issues, but rather were made to address other operating issues.

         In addition to substantially addressing Year 2000 issues in its own critical computer systems, the Company is in the process of contacting its major customers and vendors to assess their progress in addressing their Year 2000 issues. The Company expects to have responses from these customers and vendors by the first quarter of fiscal 2000. The Company believes that in making these contacts it can minimize the risks associated with Year 2000 failures of such vendors and customers. The Company can give no assurance that the systems of other companies on which the Company's systems rely will be converted or otherwise addressed on time, or that a failure to convert by another company would not have a material adverse effect on the Company.

         While the Company has and will continue to make efforts to address Year 2000 issues, the Company could experience disruptions in its operations as a result of failures in its own systems and those of its major vendors or customers.

         To date, the total amount spent on Year 2000 issues has been less than $100,000 and has not been material to the Company's operations or financial condition. Based on current assessments, the Company expects to incur less than $100,000 in additional expenditures to address Year 2000 issues. However, these estimates are subject to revisions based on future assessments and responses from vendors and customers.

         Estimates of the costs or consequences of incomplete or untimely resolution of Year 2000 issues would be speculative. The Company will continue to assess and address Year 2000 issues and expects to fund such efforts through operating cash flows and, if necessary, external sources of financing.

PART II - OTHER INFORMATION



ITEM 1        Legal Proceedings

              For information regarding pending legal proceedings, see Note 4 to
              the  Company's   Condensed   Consolidated   Financial   Statements
              appearing elsewhere herein.


ITEM 2        Changes in Securities and Use of Proceeds

              In October 1998 the Company completed a private placement to a single institutional investor of a $3,000,000 Convertible Senior Secured Note and Warrants to purchase 1,200,000 of the Company's Common Stock in consideration of $3,000,000 gross cash proceeds. The Note bears interest at the rate of 14% per annum and is due and payable on the earlier of April 1, 1999, and the closing of an equity or convertible debt financing resulting in at least $6,000,000 of net proceeds to the Company. The Note is secured by a junior lien on inventory and receivables of the Company and its subsidiaries other than NewCom. The Warrants are exercisable at $1.40 per share until January 1, 1999; from February 1, 1999 until June 30, 1999, the Warrants are exercisable at the lesser of $1.40 and 101% of the average closing bid price of the Common Stock for the five consecutive trading days ended January 31, 1999 (the "January Price"); and from July 1, 1999 until October 2003 the Warrants are exercisable at the lower of $1.40, the January Price or 101% of the average closing bid price of the Common Stock for the five consecutive trading days ended June 30, 1999. In November 1998 the Company completed a similar financing with another institutional investor of a $1,000,000 Convertible Senior Secured Note and Warrants to purchase 400,000 shares of the Company's Common Stock.

ITEM 3        Defaults Upon Senior Securities

              For information regarding defaults under outstanding indebtedness of Aura, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" appearing elsewhere in this Report.


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







                                              AURA SYSTEMS, INC.
                                              (Registrant)






Date:     January 18, 1999                     By:  /s/Steven C. Veen
      ------------------------------                ---------------------------
                                                    Steven C. Veen
                                                    Senior Vice President
                                                    Chief Financial Officer
                                                    (Principal Financial and
                                                    Accounting Officer)



                                INDEX TO EXHIBITS


       Exhibit                                                                                       Sequential
        Number                                                                                        Page No.

       EX-10.1          Parent  Agreement  dated as of  November  30,  1998,  by and among the
                        Company, NewCom, Inc. and the Original Holder

       EX-10.2          Amendment  Agreement  dated as of December 28, 1998,  by and among the
                        Company, NewCom, Inc, and the Original Holder

       EX-10.3          Form of Convertible Senior Secured Note


       EX-10.4          Form of Warrant

        EX-27           Financial Data Schedule