Form 10-K
period 1999-02-28
AURA SYSTEMS INC
filed 2000-02-08
CIK 826253

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-K

(Mark One)
    |X|  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended...............................February 28, 1999

                                       OR

    |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

         For the transition period from................. to ..................
         Commission File Number.......................................0-17249

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

                              Name of each exchange
                               on which registered
                                      None

           Securities registered pursuant to Section 12(b) of the Act:

                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                                  Common Stock

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

       Indicate by check mark if  disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

       On February 3, 2000 the aggregate market value of the voting stock held by non-affiliates of the Registrant was $46,140,620. The aggregate market value has been computed by reference to the last trading price of the stock on February 3, 2000. On such date the Registrant had 177,249,203 shares of Common Stock outstanding.

When used in this report, the word "expects," "anticipates," and similar expressions are intended to identify forward-looking statements. Such forward-looking statements include, but are not limited to, statements regarding future events and the Company's plans and expectations. The Company's actual results may differ significantly from the results discussed in forward-looking statements as a result of certain factors, including those discussed in this Report. The Company expressly disclaims any obligations or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any changes in the Company's expectations with regard hereto or any change in events, conditions or circumstances on which any such statement is based. This Report includes product names, trade names and marks of companies other than the Company. All such company or product names are trademarks, registered trademarks, trade names or marks of their respective owners and are not the property of the Company.


PART I

ITEM 1            BUSINESS
 I.      INTRODUCTION

          Aura Systems, Inc. ("Aura" or the "Company"), a Delaware corporation, was founded in 1987 to engage in the development, commercialization and sales of products, systems and components using its patented and proprietary electromagnetic and electro-optical technology. Since 1987 the Company's proprietary and patented technology has been developed for use in systems and products for commercial, industrial, consumer, and government use.

         Prior to Fiscal 1992, the Company was engaged in various classified military programs, which allowed the Company to develop its electromagnetic and electro-optical technologies and applications. A number of "one-of-a-kind" systems were built and successfully tested in these fields. Subsequently, the Company developed additional electromagnetic and electro-optics know-how and technology and transitioned from a supplier of defense technology to a supplier of consumer and industrial related products and services.

         In 1994, the Company founded NewCom, Inc. ("NewCom"), a Delaware corporation, which engaged in the manufacture, packaging, selling and distribution of computer related communications and sound related products, including modems, CD-ROMs, sound cards, speaker systems and multimedia products, thereby expanding presence in the growing multimedia, communication and sound-related consumer electronics market.

         In 1996,  the Company  acquired 100% of the  outstanding  shares of MYS
Corporation of Japan ("MYS") to expand the range of its sound products and speaker distribution network. MYS engaged in the manufacture and sale of speakers and speaker systems for home, entertainment and computers. Subsequent to Fiscal 1999, the Company sold MYS to MYS management.

         In September 1997, NewCom completed an initial public offering, resulting in Aura owning a majority interest in NewCom at the conclusion of the offering. During the second half of Fiscal 1999 NewCom's business suffered from adverse industry conditions, including increased price reductions and a decline in demand resulting from increased incorporation of computer peripherals at the OEM level. These conditions resulted in heavy losses to NewCom and its competitors, causing a buildup in inventory and difficulty in collecting receivables from mass merchants. NewCom's business reached a critical juncture in the fourth quarter of Fiscal 1999 when Deutsche Financial Services, which maintained NewCom's working capital line, announced that it was unwilling to continue to advance working capital to NewCom under its credit facility. This, in conjunction with the actions of the retail mass merchants, resulted in NewCom ceasing most of its operations by the end of Fiscal 1999 and the ultimate cessation of its business shortly thereafter.

     Aura anticipated that its working capital needs in Fiscal 1999 would be met from a number of sources, including the repayment by NewCom of approximately $20 million of indebtedness, which was due in September 1998, and proceeds from external debt and equity financing. NewCom was ultimately unable to meet its obligations to Aura in September 1998, ultimately creating a significant cash shortfall to Aura. This required Aura beginning in late January 1999 to refocus its operations in shutting down certain operating divisions, selling its MYS subsidiary, licensing and selling proprietary based AuraSound speaker technology and assets, and leasing its Electrotec concert touring sound equipment. The Company also temporarily suspended the development of certain electro-magnetic projects, including the electromagnetic valve actuator ("EVA"). Subsequent to Fiscal 1999 the Company entered into agreements providing for the restructuring of more than $85 million of debt and contingent liabilities. Of this amount, over $37 million was either converted into equity or forgiven. See "Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations.

         Following the end of Fiscal 1999 the Company's operations are now focused on manufacturing and commercializing the AuraGen(R) ("AuraGen") family of electromagnetic products, with applications for military, industry and the consumer. The AuraGen is a unique, patented electromagnetic generator that is mounted to the automobile engine, which generates both 110 and 220 volt AC power at all engine speeds including idle. Commercial production of the AuraGen commenced in Fiscal 1999 and product is being distributed and sold through dealers, distributors and OEMs.

         Aura intends to continue to focus its business on the AuraGen line of products during the remainder of Fiscal 2000 and beyond. ( See "Description of Business - Magnetic Technology".) In addition, Aura is entitled to receive royalties from Daewoo Electronics for its electro-optics technology ("AMA") licensed to Daewoo in 1992.
(See "Description of business - Electro-Optical Technology.")


II.      DESCRIPTION OF BUSINESS

A.       Technology

     a.  Magnetic Technology

         The Company has developed and patented highly efficient magnetic circuits, which the Company believes provides substantial improvements over devices of similar purpose, available prior to Aura's technology. These designs include the Ferrodisk Induction Motor applied in the Company's electromagnetic power generator technology and electromagnetic actuators, such as the HFATM and the EMATM actuator designs.

         Ferrodisk Induction Motor (AuraGen(R))

         In Fiscal 1993, the Company's research discovered that certain magnetic circuit equations could apply, with different parameters, to describe linear actuators that could provide unusually high force levels in a device of relatively small volume and weight. As this concept extended from a linear actuator to a rotary actuator, a motor called the "Ferrodisk Motor" was developed by the Company.

         In the latter half of 1995 and in early 1996, a device named the Ferrodisk Alternator Starter (FAS(TM)) was designed, built, tested, installed on a Ford Ranger truck, and displayed publicly at the Society of Automotive Engineers (SAE) trade show. FAS(TM) used its large torque capacity to start the engine with direct drive, that is, with no gearing. After starting, its function converted to that of an alternator, which had a capacity for generating power several times that of a conventional alternator. The Company called this electromagnetic power generation feature the AuraGen.

         The AuraGen contains aluminum bars and rings embedded in it. AC voltages, similar to household currents, set up electric currents in the electromagnets, creating a series of magnetic poles that whirl around the rings. When the disk of steel is forced to spin faster than the motion of the magnetic poles, there is an interaction between the magnetism in the disk and the coils of the electromagnets. The electric currents in the wires are pushed so they flow backwards against the voltages, and this effect builds up the electrical energy content in the electronics at the expense of mechanical energy provided by the rotor. The electronic box of the AuraGen provides the alternating voltages to make the device work, stores the electrical energy generated, and prepares the exact type of voltages as in household wiring. The device is controlled by a computer processor that continuously measures the speed of the AuraGen rotor and the power drawn by the user, so that alternating voltages of the best phase and frequency are sent to the electromagnets.

         Magnetic High Fidelity Actuators (HFATM)

         An actuator is a device that creates a lateral force upon command. Actuators are used in a wide range of applications, including high speed, precision applications such as audio speaker drivers, computer-controlled applications such as the control of aircraft flaps, and heavy-duty applications such as the lifting of the bed of a dump truck. Actuators are generally hydraulic, pneumatic, mechanical or voice coil. Hydraulic, pneumatic and mechanical actuators can produce extremely high forces and long strokes in relatively small packages. Voice coil actuators provide high precision and high-speed operation, producing short stroke and very little force. Actuators are most commonly used to position objects, or to create or cancel vibrations by producing a force upon command.

         The Company believes that its high fidelity electromagnetic actuator HFATM, is the first "Lorenz's Law" actuator to provide both the high forces and long strokes produced by hydraulic or pneumatic actuators at the speed and precision of response produced by voice coil actuators. This ability is attributable to the patented magnetic design. High-energy permanent magnets are arranged to focus nearly all of their magnetic energy into useful work. Standard voice coil actuators typically utilize about 40% of the available magnetic energy whereas Aura's HFATM uses nearly 90% of that energy. The magnetic arrangement also allows virtually unlimited stroke potential. Standard voice coil actuators typically provide less than one inch of stroke whereas the HFA(TM)'s stroke is virtually unlimited. For example, Aura's HFATM is capable of producing more than 1,000 pounds of force over a 32 inch stroke. The Company has commercially used its HFATM technology in applications such as actuated weld heads and is currently employing HFA(TM) technology in industrial shakers.

         Electromagnetic Actuator ("EMA(TM)")

         During Fiscal 1995, the Company developed, built and demonstrated a new type of actuator, called the Electromagnetic Actuator, or EMATM. The Company developed EMATM to fill the performance gap between linear actuators and solenoids. To date, the principal application of the EMATM has been in Aura's Electromagnetic Valve Actuator System ("EVA(TM)"), a patented electromagnetically powered system which opens and closes engine valves at any user specified time interval.

         Like a solenoid, EMATM operates on purely electromagnetic principles, and therefore uses no permanent magnets. The Company developed it initially for the industrial and automotive markets, but believes it may also be incorporated into the test equipment market as well. An EMA(TM) is physically equivalent in size to solenoids with comparable force capacities and can be operated at temperatures exceeding 450 degrees Fahrenheit.

         What sets EMATM apart from a standard solenoid is its ability to custom-tailor the force produced as a function of stroke. For example, an automotive EGR valve requires peak force at the beginning of the stroke in order to "crack" the valve open. A standard solenoid, by its very nature, produces peak force at the end of its stroke, not at the beginning. Therefore, a solenoid will require a large amount of power to compensate for its inherent limitation. Conversely, the force profile of an EMATM can be customized to provide high force at the beginning of the stroke, resulting in a more efficient device that is much easier to control.

         Another advantage of EMATM over a solenoid is its actuator-like ability, which provides consistent force over much longer lengths. To be used for an application requiring proportional control, a "proportional" solenoid requires complex electronics to compensate for this inherent non-linearity. An EMATM basically "spreads" the solenoid's peak force over the entire stroke, providing linear force over a greatly extended stroke length without the need for complex electronics.

     b. ELECTRO-OPTICAL Technology

         Light Efficient Displays - Actuated Mirror Array ("AMATM")

         The Company has developed and patented a technology (a "light valve") for generation of images called the Actuated Mirror Array ("AMATM") technology. The AMA(TM) technology utilizes an array of micro actuators in order to control tiny mirrors whose position change is used to cause a variation in intensity. The Company expects this device to have a major impact on applications where light efficiency is paramount, such as in large screen television, movie and exhibition displays, and the testing of electro-optical devices for military or civilian use.

         Although there can be no assurances, the Company believes that the AMATM can be manufactured at a competitive cost in large quantities, thus making it commercially feasible. Thus, AMATM based devices are expected to offer the combination of increased display intensity at a competitive production cost.

         Light displays, such as projectors and large screen televisions, can be made by a number of techniques, many of which are currently available. These include liquid crystal displays ("LCD"), cathode ray tubes ("CRT"), deformable mirror displays ("DMD"), oil film projectors and plasma tubes. For the segment of the display market addressing large images, the principal requirement is to get more light out per unit watt of electricity in. However, each of these technologies requires the utilization of an element, which causes a loss of light efficiency in order to create the image.

         Liquid crystals utilize an electric field to change the light polarization properties of a surface, which is divided into an array of cells to paint an image. Cathode ray tubes utilize an electron beam, which is bent by the video signal to create images by colliding with a phosphor on the front surface to create light. DMD's utilize an electric field to bend a mirror at a large angle to switch it to either "on" or "off". Oil film projectors change the transmissive properties of an oil film allowing an image to be created. Plasma tubes create an electrical discharge in a tiny tube with gas. The gas glows allowing an image to be created by an array of such tiny tubes. Each of these technologies has their own advantages and limitations, thus creating niches within the display market where competitive advantages can be achieved.

         The Company believes that the AMATM technology has a technical advantage over other technologies in achieving higher contrast, more intensity and longer lived elements.

         The Company has entered into a license and manufacturing agreement with Daewoo Electronics Co., Ltd. to manufacture televisions and other devices based on AMATM technology. (See " Description of Business-Certain Product Risk Factors-AMA."

B.       Products

         a.       AuraGen(R)


         The AuraGen is a patented technology (US Patent No. 5,734,217) that could potentially have substantial benefits in size, weight and cost for induction type electric motors and generators. The technology allows the construction of induction machines of somewhere between one-half to two-thirds reduction in weight and size for the same output. The machine itself does not use any exotic materials and the components are simple to manufacture with conventional tooling. In addition to the mechanical advantages the system uses a proprietary control system which optimizes efficiency as a function of required load. The AuraGen type machine could potentially offer substantial cost savings due to reduced material requirements and simpler components. While the technology has wide applications over a large range of horsepower it is best utilized for machines in the range of 1.5 to 50 horsepower. The Company has invested substantial resources to develop the technology into a rugged system that can be sold commercially.



         The first family of products using the AuraGen technology are generators designed to fit under the hood of a full size pickup truck, SUV or other large vehicle. In the under the hood application the AuraGen can provide an effective torque to weight ratio of 0.648 ft-lb/lb with efficiency of 86% as compared to a typical heavy duty brush-less alternator which has an effective torque to weight ratio of 0.109 ft-lb/lb and efficiency of 65%. Thus the AuraGen produces nearly six times more power per pound than typical heavy-duty alternators.



         The Company has gone through extensive testing of its 5KW (5000 watts) continuous power rated mobile electric generator in both the laboratory and in the field. Over 1000 units have been in the field for up to two years. The Company has begun selling the 5KW 120/240V pure sine wave systems with total harmonic distortion of less than 4%. Aura currently offers full turnkey plug and play systems that fit in over 70 different engine configurations in popular GM, Ford and Chrysler vehicles, as well as some models of full size trucks. In addition the Company is developing other power rated generators between 3.5KW and 12.5KW, all of which will fit under-the-hood of the types of vehicles described above.



          The North American market for mobile generators is estimated to be in excess of $4 billion per year and growing at 4% to 5% per year. The worldwide use is estimated to be over $10 billion per year. Traditional mobile power users are found in construction, cable, emergency/rescue, marine, railroad, recreational vehicles, telecommunications, tool sales truck, utilities, municipalities and personal use. In addition to the traditional mobile power market for generators, due to its compactness and clean power, the AuraGen could potentially allow for applications that were not practical until now, particularly in areas that require computers and other sensitive instruments.



         One area where the AuraGen could be used with great advantages in both cost and logistics is the military. In military applications, getting quiet clean power from vehicles at low speed could potentially be critical as the Army changes to digital applications with numerous sophisticated electronics and sensors. The US Army has been testing the AuraGen product for over one year for numerous applications and to date the results show a reliable and effective system that can be used by the military. The Company is currently working with the US Army for the use of the AuraGen in multiple army vehicle types.



         Another area where the AuraGen could potentially offer unique possibilities is in the telecommunication industry. Currently the AuraGen is used by a number of broadcasting TV stations in their mobile news vehicles. The AuraGen is also being used on a limited basis by cable companies for numerous applications. The technical possibilities of the AuraGen have generated numerous interests from utilities as well as municipalities across the nation. Currently over 23 utilities across the nation have bought AuraGens as samples and are evaluating the product. Similarly over 33 state and city governments have bought the AuraGen for evaluation and testing.

         The Company is positioning itself in the market place as a turn key mobile power solution that is safer, more reliable, more convenient, with better quality and at an effective cost. The safer solution is based on the following: a) no need to carry fuel in a container, b) no exposed hot components to touch/start, c) nothing heavy to lift, d) no pull start required,
e) power outlets located away from hot components and f) not easily stolen.

         The increased reliability is based on using the standard vehicle engines as compared to small stand-alone engines. The system does not require any maintenance and does not have any starting problems associated with gensets. The system uses the standard vehicle exhaust system, which results in a quieter, cleaner power generating system.

         The AuraGen solution provides convenient power by: a) not using up valuable cargo space, b) not requiring an additional fuel tank, c) no need to wait for the genset to cool down, d) available power while driving or parked and e) the power setup and use is totally transparent to the user. The quality of power delivered by the AuraGen system is pure 60 or 50 Hz sine wave at a constant voltage. As a result one can operate sensitive equipment such as computers and coarse power such as tools and compressors at the same time.

         b.       Electromagnetic Valve Actuator ("EVA(TM)")

         EVATM is an electromagnetic actuator capable of opening and closing internal combustion engine valves, replacing the mechanical camshaft on an engine

         Two major benefits arise from the EVA's ability to open and close the valve electromagneticaly: 1) the camshaft and associated mechanical hardware can be eliminated; and 2) the opening and closing of the intake and exhaust valves can be commanded by the engine computer. Computer control of the valve timing has potentially material benefits to engine performance, fuel economy and emissions. With EVATM, the computer can precisely control the amount of air that is allowed into the engine in the same way that modern fuel injectors control the amount of fuel. By optimizing this "fuel-air mixture" dynamically as a function of engine RPM and load, optimum engine performance can be achieved over the entire operating range of the engine. With a standard camshaft, the engine can be optimized at only one range of RPM and load conditions. That is why very high performance engines idle "rough", as they are optimized for high RPM, thereby sacrificing smoothness at low RPM.

         By optimizing the fuel-air mixture dynamically, both performance (horsepower) and fuel economy will increase, while emissions are expected to decrease. The entire camshaft assembly, which includes timing chain, camshaft, rockerarms, etc., is replaced by very simple valve actuators. Other emission systems currently on the vehicle, such as the EGR (exhaust gas recirculation) and IMRC (intake manifold runner control) valves can be eliminated. The throttle assembly can also be eliminated by using EVATM to control the amount of air going into the engine.

         In recent years, the Company has entered into agreements with 15 companies to retrofit EVA's on different types of diesel, automobile and motorcycle engines for evaluation and testing. During Fiscal 1998 an EVA system was delivered to a major domestic Original Equipment Manufacturer (OEM) which is evaluating EVA for possible use in its automobile production. In Fiscal 1998, the Company developed a new, more reliable servo control system that provides reduced power usage and reduced noise over the entire RPM range. In addition, the Company started work on an improved latching mechanism for EVA that will further reduce noise in the system.

         In Fiscal 1999 as part of its refocus, the Company temporarily suspended its activities on EVA development and commercialization to focus its resources on the AuraGen. The Company is however, pursuing licensing of this technology to third parties. The Company has not yet entered into any licensing agreements for EVA.




         C.       Certain Product Risk Factors


         The Company's business on a going-forward basis is focused on the AuraGen family of products and on royalties for the AMA technology. While the technology for the AuraGen has been extensively tested and verified , there are significant risks associated with developing a market place for such a new product. Similarly, the Company is totally dependent on Daewoo Electronics for exploiting the AMA technology.

a.       AURAGEN(R)

         The AuraGen is a new product with limited history in the market place. There can be no assurances that the product will succeed in the marketplace.


         Currently, the Company's AuraGen is being evaluated by the U.S. Army with a potential for a contract to install the AuraGen in thousands of military vehicles. No assurances can be given when or if the contract will materialize and what the ultimate size of the contract may be.

         The U.S. Army has recently completed the field test of 5kW and 10kW AuraGens. No assurances can be given as to if and when the US Army will conduct other and future tests.



         The Company has a U.S. Army contract for 10kW AuraGens. No assurances can be given that the Army will purchase any material quantities of this product.


         The U.S. Marine Corp. has recently purchased 5kW AuraGens for evaluation. No assurances can be given that any sizable contract will develop.

         The AuraGen is currently configured for 110 and 240 volts. The 240V systems that are in use in other countries are different from the U.S. 240-Volt system. The Company is currently providing a solution that requires an additional transformer. A future solution will incorporate the required changes into the Electronic Control Unit ("ECU). While it is straightforward to make the changes to the international 240 Volt, it has not been done as yet. No assurances can be given as to when the changes will be made or if they will be made.

         The Company has recently completed the development of a 10kW AuraGen in the same geometric envelope as the 5kW unit. No assurances can be given that such a device will succeed in the market place.

         The Company is currently cooperating and working closely with General Motors, a major automotive OEM in regard to the AuraGen. Recently General Motors has exhibited the AuraGen as a potential option in selected future vehicles. No assurances can be given that the Company's AuraGen will be offered by General Motors as an OEM option.

b.       AMA(TM)


     The Company licensed its AMA technology to Daewoo Electronics Limited of Korea. Since 1992, Daewoo has been responsible for the commercialization, production and sale of the AMA products. Daewoo in fiscal 1999 announced the completion of the commercialization of the AMA. While the Company anticipates that the AMA will be available in the market place in the near future, no assurances can be given as to if and when it will be available.

         The AMA(TM)/Aurascope(TM) is a new product without a history in the marketplace. There can be no assurances that the product will succeed in the marketplace.

         The Company's rights under the license agreement provide for a royalty to be paid on every unit sold by Daewoo and 50% of all sublicensing fees collected by Daewoo. No assurances can be given as to when and if the royalty stream will start.

D.       Competition

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



                  The Company competes with many companies that have more experience, name recognition, financial and other resources and expertise in research and development, manufacturing, testing, and obtaining regulatory approvals, marketing and distribution. Other companies may also prove to be significant competitors, particularly through their collaborative arrangements with research and development companies.

                  Portable generators ("Genset") meet a large market need for auxiliary power. Millions of units per year are sold in North America alone, and millions more are sold across the world to meet market demands for 1 to 10
Kilowatts of portable power. The market for these power levels basically addresses the commercial, leisure and residential markets, and divide essentially into: a) higher power, higher quality and higher price commercial level units; and b) lower power, lower quality and lower price level units.

                  There is significant competition in the auxiliary power market from portable generator sets with such companies as Onan, Honda and Kohler which are well-established and respected brand names in the genset market for high reliability auxiliary power generation. There are presently 44-registered Genset manufacturers ("Gensets").

                  The following table is a summary comparing the leading Genset products with the AuraGen(TM).



                               TABLE 1: GENERATORS



                                   Onan                Honda              Honda               Kohler    AuraGen(TM)
         Parameters                Marquis             EG5000X            EX5500              5CKM


         Rated Power      5000         5,000 W             4,500 W            5,000 W             5,000 W           5,000
                                                                                                       W
         Weight                    258                 146                393                 268               68
                          lbs/117.3 kg        lbs/66.4 kg        lbs/178.6 kg        lbs/122 kg        lbs/30.9 kg
         Cubic Feet/

         Cubic Meters              6.72/.19            5.39/.15           26.80/.76
                                                                                     3.71/0.11         0.25/0.01
         Output                    120 V               120/240            120/240 V
                                              V                                      120/240 V         120/240 V
         Engine RPM

         @ Rated Output            1,800               3,600              3,600               1,800             1,300
         Noise (DBA @

         10 Ft.)`                  73.5                82                 65                  88.5              64
         Load-Follower

         Economy                   No                  No                 No                  No                Yes

                  In addition to competition from Gensets, there are six major manufacturers of Inverters in the U.S.; representative of the leaders are Vanner, Dimension and Heart.



                  Inverters provide strong competition in specific markets of the overall market place for mobile power: The specific markets where inverters are strong competitors are Ambulance, Fire and Rescue, Small Recreational Vehicles and Telecommunications.

                  Limitations of Inverters:

o  Inverters address a much more limited and specialized market than Gensets;

o The most significant portion of inverter sales are in the lower power range: i.e., 2500 watts or lower.

o True quality Inverter power above 2500 watts requires a 24-volt automotive electrical system (twice 12 volts);
     and the maximum output for quality power in the commercial market is on the order of 4800 watts. (See Table 2).

o Quality power (pure sine wave and well-regulated 60Hz) is a significant cost factor in Inverters (Table 2).

o  Often,   Inverters  require   upgraded   vehicle   alternator   and   battery
   harness, and--for extended use period without battery charging--an additional battery pack.

                               TABLE 2: INVERTERS

                                    Heart I/F       Vanner         Vanner        Vanner         AuraGen(TM)
         Parameters

                                    Freedom 25      Bravo 2600     TB30-12       A40-120X       G5000

         1.   Max   Rated    Power           2500            2600                         4800           5000
(Watts)                                                            2800
         2. Weight (LBS)                     56              70             75            110            68
         2A. Weight Battery Pack                                                          No             No
                                    Add/No          Add/No         Add/No
         3. Overall Cubic In.
                                    1207.5          1866.73        1800          2595.94        432.73
         4. 60 Hz                            Yes             Yes            Yes           Yes            Yes
         5. Sine Wave @ All RPM                                             Yes                          Yes
                                    Modified        Modified                     Modified
         6.   Battery    Discharge           Yes             Yes            Yes           No             No
Operation
         7. Vehicle Engine Noise

                  (DBA @ 10Ft.)              64              64             64            64             64
         8. Load Follower-Economy            Yes             Yes            Yes           Yes            Yes

E.       Manufacturing

         The AuraGen is assembled at Aura's facility in El Segundo, California with parts which are produced by various suppliers. In Fiscal 1996 the Company acquired a 27,692 square foot manufacturing facility in El Segundo for the AuraGen production line. In Fiscal 1998, the Company set up the production facilities in the acquired building. This facility is for assembly and testing and has a production capability of 5000 units per month per operating shift.

         The Company's ceramic division manufactures its products at its leased 38,000 square foot ceramic facility in New Hope, Minnesota.

          The class 100 clean room fabrication facility for the AMA product in El Segundo, California was closed in Fiscal 1999 as the Company terminated all manufacturing activities in the electro-optical area.

          Subsequent to the end of Fiscal 1999 the Company either sold, leased or terminated all of its sound related activities, including all the off-shore facilities and joint ventures. The Company sold MYS Corporation, AuraSound assets, leased the assets of Electrotec, and licensed the AuraSound technology.

         NewCom ceased most of its operations by the end of Fiscal 1999 after Deutsche Financial Services seized Newcom's inventory.

F.       Quality Assurance and Testing

         As the Company focuses its activities on the AuraGen, quality assurance and testing is a very important component. The Company performs qualification testing on the AuraGen hardware components, Electronic Control Unit ("ECU"), all software and on installed in-vehicle systems to ensure reliability in the field. The qualification testing includes; 1) in-house endurance testing, 2) in-house parametric thermal testing, 3) in house power quality testing and 4) independent laboratory environmental testing. In addition, field failure testing is performed on all returned units.

         In addition to the qualification testing, the Company implemented a fully controlled manufacturing lot traceability system, documentation and configuration control system, as well as, acceptance test and compliance procedures at all manufacturing levels, including suppliers. The Company also uses automated tools for "In Process Inspection" on its AuraGen assembly line.

G.        Product Development Expenditures

         During the fiscal years ended February 28, 1999, February 28, 1998, and February 28, 1997 the Company spent approximately $ 2.8 million, $1.4 million and $6.0 million, respectively, on Company sponsored research and development activities. The Company plans to continue its research and may incur substantial costs in doing so. All of the Company's sponsored R & D is focused on technological enhancements and product developments for the AuraGen.

H.       Patents

         Since Aura is engaged in the development and commercialization of proprietary technology, it believes patents and the protection of proprietary technology are important to its business. The Company's policy is to protect its technology by, among other ways, filing patent applications for technology which it considers important to the development of its business. The U.S. Patent Office has to date issued 78 patents. A majority of these patents expire between the years 2008 and 2015. The Company's first issued Auragen patent however, expires in the year 2017. Of the issued patents, 29 pertain to its automotive/industrial applications, 21 pertain to its electrooptical applications and 28 pertain to sound applications. There are additional patent applications in various stages of preparation for filing and numerous patents are pending. There are no assurances that any of the patent applications or any new other patents will be issued in the future. The Company believes that its issued and allowed patents enhance its competitive position.

I.       Employees

         As of February 28, 1999 the Company employed approximately 500 persons worldwide. During Fiscal 1999 and continuing into Fiscal 2000 the Company has gone through a major down-sizing and restructure. As of February 2, 2000, the Company employed 95 persons. Thirteen people are dedicated to the ceramics operation and 82 to the AuraGen activities. The Company believes that its relationship with its employees is good. The Company is not a party to any collective bargaining agreements.

J.       Principal Sources of Revenues

         For the year ended February 28, 1999, multimedia products and modems were the largest single source of revenues on a consolidated basis, constituting approximately $46.8 million or 57.4% of net revenues. Sound related products contributed approximately $29 million or 35.6% of net revenues. During Fiscal 1998 multimedia products on a consolidated basis accounted for approximately $52 million, or 32.3% of gross revenues. Sound related products contributed approximately $31 million or 19.3% of revenues. Modems on a consolidated basis contributed approximately $38 million or 23.6% of Fiscal 1998 revenues. No other products accounted for more than 10% of revenues during the foregoing periods.

After the down-sizing, ceasing of NewCom operations and selling the sound related operations, the principal sources of revenues going forward will be related to the Company's AuraGen technology. The AuraGen is a new product with no historical basis for comparison.

K.       Significant Customers

         The Company sold sound related products and computer related products on a consolidated basis to four significant customers during Fiscal 1999. Sales of speakers to a major electronics retailer accounted for approximately $16.3 million or 20.1% of revenues. Sales of communications and multimedia products on a consolidated basis to major mass merchandisers Best Buy, Circuit City and Staples accounted for approximately $12.6 million or 15.5% of revenues.

         After Fiscal 1999 none of the above will be significant customers since the Company will no longer be in the consumer electronics business as it has sold or leased all the sound related operations and NewCom has ceased operations.

ITEM 2.  PROPERTIES

         The Company owns a 46,000 square foot headquarters facility in El Segundo, California and a 27,692 square foot manufacturing facility also in El Segundo, California for its AuraGen product. These properties are encumbered by a deed of trust securing a Note in the original principal amount of $5,450,000. The Company leases an approximate 38,000 square foot ceramic facility in New Hope, Minnesota. Subsequent toFiscal 1999 the Company as part of its refocus and downsizing, vacated approximately 135,000 square feet of facilities. In addition, the Company sold or terminated all of its joint ventures and foreign activities. The Company retains approximately 115,000 square feet in facilities and believes that such is adequate for its present needs.

ITEM 3.         LEGAL PROCEEDINGS

         The Company is engaged in various legal actions listed below. In the case of a judgment or settlement, appropriate provisions have been made in the financial statements.

Shareholder Litigation

         Barovich/Chiau v. Aura

In May, 1995 two lawsuits naming Aura, certain of it directors and executive officers and a former officer as defendants, were filed in the United States District Court for the Central District of California, Barovich v. Aura Systems, Inc. et. al. (Case No. CV 95-3295) and Chiau v. Aura Systems, Inc. et. al. (Case No. CV 95-3296), before the Honorable Manuel Real. The complaints purported to be securities class actions on behalf of all persons who purchased common stock of Aura during the period from May 28, 1993 through January 17, 1995, inclusive. The complaints alleged that as a result of false and misleading information disseminated by the defendants, the market price of Aura's common stock was artificially inflated during the class period. The complaints were consolidated as Barovich v. Aura Systems, Inc., et. al.

         A settlement agreement for this proceeding was submitted to the Court on July 20, 1998, for preliminary approval, at which time the Court denied the plaintiffs' motion for approval of the settlement. On September 22, 1998, the Company and certain of its officers and directors renoticed their motion for summary judgment. Thereafter, on January 8, 1999, the plaintiffs and the defendants in the Barovich action executed a Stipulation of Settlement pursuant to which the Barovich action would be settled in return for payments by Aura and its insurer to the plaintiff's settlement class and plaintiff's attorneys in the amount of $2.8 million in cash (with $800,000 to be contributed by Aura and $2 million to be contributed by Aura's insurer, subject to a reservation of rights by the insurer against the insureds) and $1.2 million in cash or common stock, at the Company's option, to be paid by Aura. Subsequently the parties and the insurer entered into an amended settlement agreement. As amended the settlement calls for the total settlement amount of $4 million to remain the same, with the insurer contributing $1.8 million, and the remaining $2.2 million to be paid by Aura in cash over a period of three years, with accrued interest at the rate of 8% per annum. The settlement was preliminarily approved by the Court on December 6, 1999, and is subject to final confirmation by the Court on March 20, 2000.


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

         In June, 1998, the Court entered an order staying further discovery in order to facilitate completion of settlement discussions between the parties. On October 12, 1998, the parties entered into a stipulation for settlement of all claims, subject to approval by the Court. Under the stipulation for settlement Aura agreed to pay $4.5 million in cash or stock, at Aura's option, plus 3.5 million warrants at an exercise price of $2.25. In addition, Aura's insurance carrier agreed to pay $10.5 million. The settlement was finally approved by the Court in October 1999 and was thereafter amended in December 1999 to allow Aura to defer payment of the settlement amount until April 2000 in exchange for an additional 2 million shares of Aura Common Stock, subject to certain adjustments.

NewCom Related Litigation

         American Casualty v. Aura

         On June 22, 1999, a lawsuit naming Aura was filed in the United States District Court for the Central District of California, American Casualty Company of Reading, Pennsylvania ("American Casualty") vs. Aura et. al. (Case No. CV-99-06343). The complaint alleges that American Casualty, as surety, executed and delivered a performance bond on behalf of NewCom to Actrade Capital, Inc. ("Actrade") in 1998, which American Casualty became liable to obligee Actrade when NewCom defaulted on repayment of the penal sum of $4,427, 093.92. In seeking damages from NewCom, American Casualty further alleged that Aura was liable because it executed an express general agreement of indemnity, indemnifying American Casualty on the referenced NewCom bond and a rider which became the subject of the litigation. Aura answered the complaint and NewCom defaulted. Subsequently, in December, 1999, the parties reached mutually an agreement in principal to settle the matter, Aura agreeing to pay American
Casualty: (i) $1,000,000 plus interest at a rate of 8% per annum from December 1, 1999, in thirty-six equal monthly installments commencing March 2000; (ii) $1,000,000 plus interest at a rate of 8% per annum from December 1, 1999, in twenty-four equal monthly installments commencing December 1, 2002; and (iii) warrants to purchase up to 1,000,000 shares of the Company's common stock thirty three months from November 1, 1999 at a pre-reverse stock split exercise price of $2.46 per share. The Company expects to enter into the settlement prior to February 29, 2000, which is in accordance with Aura's restructure.

         NEC Technologies v. NewCom

         In 1998, a lawsuit naming NewCom, Inc. was filed in the Superior Court of the State of California, Los Angeles County, NEC Technologies vs. NewCom et. al (Case No. YC 033592). The complaint alleged that NewCom failed to pay NEC for products purchased in the sum of approximately $3,000,000. Subsequently, NEC and NewCom entered into a stipulated settlement where Aura guaranteed expressly NewCom's performance on the settlement. NewCom thereafter defaulted on the settlement and the stipulated judgment was filed in April, 1999. Following negotiation by Aura and NEC, in November, 1999, a settlement was entered into whereby NEC is to receive $2,479,142 plus interest at eight percent per annum in thirty-six equal monthly installments, which is in accordance with Aura's restructure.


         Deutsche Financial Services v. Aura

         In June, 1999, a lawsuit naming Aura was filed in the United States District Court for the Central District of California, Deutsche Financial Services ("DFS") vs. Aura (Case No. 99-03551 GHK (BQRx)). The complaint follows DFS' termination of its credit facility with NewCom of $11,000,000 and seizure of substantially all of NewCom's collateral in April, 1999. It alleges, among other things, that Aura is liable to DFS for NewCom's indebtedness under the secured credit facility purportedly guaranteed by Aura in 1996, well prior to the NewCom initial public offering of September 1997. In the proceeding, DFS sought an order to attach Aura's assets which was denied following an evidentiary hearing before the Honorable Brian Quinn Robbins, U.S. Magistrate, and the matter has been ordered by the District Court to binding arbitration. Aura has now responded in arbitration, denying DFS'claims and has asserted in its defense, among other things, that the guarantee, if any, is discharged. In addition, Aura through its counsel, has asserted cross-claims for, among other things, tortious lender liability, alleging that DFS wrongfully terminated the NewCom credit facility, wrongfully seized the NewCom collateral and wrongfully foreclosed upon NewCom collateral, acting in a commercially unreasonably manner. A panel of three arbitrators has been selected and appointed by the American Arbitration Association and a hearing in the arbitration has been set for May, 2000. The Company believes it has meritorious defenses and cross-claims. However, no assurances can be given as to the ultimate outcome of this proceeding.

         Excalibur v. Aura

On November 12, 1999, a lawsuit was filed by three investors against Aura and Zvi Kurtzman, Aura's Chief Executive Officer, in Los Angeles Superior Court entitled Excalibur Limited Partnership v. Aura Systems, Inc. (Case No. BC220054) arising out of two NewCom, Inc. financings consummated in December 1998.

         The NewCom financings comprised (1) a $3 million investment into NewCom in exchange for NewCom Common Stock, Warrants for NewCom Common Stock, and certain "Repricing Rights" which entitled the investors to receive additional shares of NewCom Common Stock in the event the price of NewCom Common Stock fell below a specified level, and (2) a loan to NewCom of $1 million in exchange for a Promissory Note and Warrants to purchase NewCom Common Stock. As part of these financings Aura agreed with the investors to allow their Repricing Rights with respect to NewCom Stock to be exercised for Aura Common Stock, at the investors' option. Aura also agreed to register Aura Common Stock relating to these Repricing Rights.

         The Plaintiffs allege in their complaint that Aura breached its agreements with the Plaintiffs by, among other things, failing to register the Aura Common Stock relating to the Repricing Rights. The Plaintiffs further allege that Aura misrepresented its intention to register the Aura shares in order to induce the Plaintiffs to loan $1.0 to NewCom. The Complaint seeks damages of not less than $4.5 million. In January 2000 Aura filed counterclaims against the Plaintiffs, including claims that the Plaintiffs made false representations to Aura in order to induce Aura to agree to issue its Common
Stock pursuant to the Repricing Rights. The Company believes that it has meritorious defenses and counterclaims to the Plaintiffs' allegations. However, no assurances can be given as to the ultimate outcome of this proceeding.

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

Other Legal Actions

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

         On July 21, 1999 the Company's shares were delisted from Nasdaq National Market. This action was taken as a result of the Company's failure to meet the filing, minimum $1.00 bid price and listing of additional shares as stated in the Market Place Rules. Since that date the Company's stock has traded on the over the counter market.

         Set forth below are high and low sales prices for the Common Stock of Aura for each quarterly period in each of the two most recent fiscal years. Such quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not necessarily represent actual transactions in the Common Stock. The Company had approximately 4450 stockholders of record as of February 3, 2000.

       Period                                     High                      Low


Fiscal 1998

       First Quarter ended May 31, 1997         $2.78                      $1.47
       Second Quarter ended August 31, 1997     $2.13                      $1.50
       Third Quarter ended November 30, 1997    $3.94                      $2.00
       Fourth Quarter ended February 28, 1998   $3.75                      $2.25

Fiscal 1999

       First Quarter ended May 31, 1998         $3.69                      $2.59
       Second Quarter ended August 31, 1998     $1.25                      $1.00
       Third Quarter ended November 30, 1998    $1.81                      $0.91
       Fourth Quarter ended February 28, 1999   $1.50                      $0.34

On February 3, 2000, the average high and low reported sales price for the Company's Common Stock was $0.27.

Dividend Policy

         The Company has not paid any dividends on its Common Stock and currently intends to retain any future earnings for use in its business. The Company does not anticipate paying any dividends on its Common Stock in the foreseeable future but has no restrictions preventing it from paying dividends.

Changes in securities and Use of Proceeds

     In December 1998 the Company completed a private placement of 3,597,300 shares of its common stock and warrants to purchase 1,798,650 shares of common stock at an exercise price of $1.00 per share to a group of private investors.

     On December 1, 1998 (the "Initial Closing Date"), NewCom consummated a private placement of its Common Stock, warrants and Repricing Rights pursuant to Regulation D of the Securities Act of 1933 to three private investors. On the Initial Closing Date the Company received gross proceeds of $3 million in exchange for the issuance of 871,288 shares of its Common Stock, Warrants exercisible for five years for up to 166,337 shares of Common Stock at an exercise price of $4.545, and 792,088 Repricing Rights.

     On December 28, 1998, the same investors consummated an additional financing with NewCom pursuant to certain Notes of NewCom secured by a junior lien on Newcom's inventory and accounts receivable and issued an aggregate of 75,000 Warrants to purchase NewCom Common Stock. The Repricing Rights entitle the holder to purchase that number of shares of Common Stock of NewCom ("Repricing Shares") determined by multiplying the number of Repricing Rights by a fraction, the numerator of which is the Repricing Price minus the Average Market Price (as defined below), and the denominator of which is the Average Market Price (defined as the two lowest closing bid prices during the 20 trading days immediately preceding the exercise date of the Repricing Rights).

     The "Repricing Price" for the 792,088 Repricing Rights received on the Initial Closing Date is $4.32, being 114% of the Initial Closing Date price of $3.79 (computed based upon the average closing bid prices for the five consecutive trading days ending on the day immediately preceding the Initial closing Date) if the Repricing Rights are exercised within 135 days of the Initial closing Date; $4.40, being 116% of the Initial closing Date Price, if the Repricing Rights are xercised between the 136th and the 180th day of the Initial Closing Date; and an additional 2% during each 45 day period following 180 days from the Initial closing Date.

     The Repricing Price is increased by 7.5% if the Common Stock is listed for trading on the Nasdaq SmallCap Market, and 15% if the Common stock is not listed on a national stock exchange or the Nasdaq Stock Market or upon the occurance of a "Repurchase Event" as described below.

     The investors also have the right to elect to receive shares of Aura Common Stock upon exercise of the Repricing rights in lieu of NewCom Common Stock, based upon the Average Market Price of Aura Common stock at the time of exercise of the Repricing Rights.

     In January Aura commenced legal proceedings against these investors seeking, among other things, the recission of Aura's obligations to honor the Repricing Rights. See "Item 3, Legal Proceedings" elsewhere herein.

ITEM 6.    SELECTED FINANCIAL DATA

         The following Selected Financial Data has been taken or derived from the audited consolidated financial statements of the Company and should be read in conjunction with and is qualified in its entirety by the full consolidated financial statements, related notes and other information included elsewhere herein.


                                          AURA SYSTEMS, INC. AND SUBSIDIARIES

                                         February 28,      February 28,    February 28,      February 29,     February 28,
                                             1999             1998              1997            1996              1995

Net Revenues                                 $   81,518,162     $136,715,385   $109,950,202         $77,088,850     $42,444,213
                                              -------------      -----------    -----------          ----------      ----------
Cost of goods and overhead                      158,024,723      101,622,051      86,350,828         71,849,204     30,198,196
Research and development expenses                 2,831,847         1,395,160      6,022,586          5,225,735      2,037,464
Impairment of long-lived assets                   9,403,687               --             --                  --             --
Selling, General and administrative
     Expenses                                    74,419,812        45,018,066     18,542,840         26,399,794     12,771,151
                                             --------------        ----------     ----------         ----------     ----------
Total costs and expenses                        244,680,069       148,035,277    110,916,254        103,474,733     45,006,814
(Loss) from operations                       (163,161,907)        (11,319,892)      (966,052)       (26,385,883)    (2,429,340)
Other income and expense
     Gain on sale and issuance of
       Subsidiary stock and other assets         (1,042,665)      (12,952,757)      (250,000)               --              --
     Interest expense (income) net               12,014,690        6,827,269       1,415,934           (289,793)       220,539
     Class action litigation and
       Other settlements                          7,717,518        1,700,000              --                --              --
     Loss on disposal of assets                   1,188,329               --              --                --              --
     Termination of license
       Arrangements                                      --        3,114,030              --                --              --
     Loss on disposal of investment               4,877,839               --              --                --              --
     Equity in losses of unconsolidated
       Joint ventures                             6,268,384         1,937,747             --                --              --
     Minority    interests   in   income
       (loss)      of       Consolidated        (10,372,895)          946,405             --                --              --
       subsidiaries
     Loss in excess of basis of
       consolidated subsidiary                    8,080,695               --              --                --              --
     Excess loss of minority interest            26,561,481               --              --                --              --
     Provision (benefit) for income
       Taxes                                        570,641       (1,256,046)        570,484                --              --
     Foreign currency translation
       adjustment                                  (406,576)              --          40,642                 --             --
                                             ---------------    ------------     -----------       ------------    -----------
     Net (loss)                               $(150,148,156)     $(11,636,540)   $(2,880,111)      $(26,087,090)   $(2,649,879)
                                              ==============      ===========     ===========       ============    ===========
     Net (loss) per common share            $        (1.74)     $       (.15)   $       (.04)     $        (.48)  $       (.07)
                                             ==============      ===========     ===========       =============   ============
     Weighted average number of
       Common shares                             85,831,688       79,045,290     68,433,521          53,860,527     37,217,673
                                           ================     ============     ==========          ==========     ==========

Working capital (deficit)                        (4,869,876)      78,143,895      62,310,715        71,362,882      33,796,181
Total assets                                     90,143,392      227,302,629     182,528,399       134,080,568      73,467,003
Total liabilities and deferrals                 103,797,049      110,400,761      57,050,812        34,917,462      19,213,584
Net stockholders' equity (deficit)              (13,653,657)     116,901,868     125,477,587        99,163,106      54,253,419


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AN RESULTS OF OPERATIONS

RESULTS OF OPERATIONS


Introduction

         During the Fiscal year February 28, 1999 the Company devoted substantial financial and human resources in furtherance of its plan to manufacture and sell its patented, proprietary AuraGen product. As is often the case with the introduction of a capital intensive product launch, Aura anticipated that in order to implement it's business plan, working capital would be required in an amount that would exceed cash flow generated from any initial sales of the AuraGen.

         The Company expected that its working capital needs would be met from, among other things, the repayment by NewCom Inc. ("NewCom") of approximately $20 million of indebtedness which was due in September 1998 and with proceeds from external debt and equity financing. NewCom was ultimately unable to meet its obligations to Aura in September 1998, creating a significant cash shortfall to Aura. NewCom's operations in the third quarter of Fiscal 1999 were severely impacted by an industry-wide slump in the computer peripherals industry, causing a buildup in inventory and difficulty in collecting receivables from the mass merchants. NewCom's business reached a critical juncture in the fourth quarter of Fiscal 1999 when Deutsche Financial Services ("DFS"), which provided NewCom's principal working capital line, announced that it was unwilling to continue to advance working capital to NewCom under its credit facility. This, coupled with the retail mass merchants failure to pay NewCom for significant receivables past due and owing, resulted in NewCom ceasing its day-to-day operations, in January 1999. These events substantially impacted Aura's results of operations for Fiscal 1999.



         Commencing January 1999 Aura's management was forced to take steps to curtail and refocus its plans and implement measures to reduce its overhead until such time as additional working capital could be obtained. These steps included employee layoffs, selling the Company's MYS speaker division to its former owners, eliminating the display division, temporarily suspending development activities associated with the EVA program, leasing all the assets of Electrotec, selling the AuraSound subsidiary assets and the licensing of the proprietary NRT and Line Source speaker technologies. In Fiscal 2000 the Company reached an agreement in principle to sell the ceramics assets located in New Hope, Minnesota to the president of the subsidiary.



         The Company's ability to maintain its focused AuraGen operations required an infusion of working capital and the restructure of Aura's principal indebtedness. The Company believed that the restructure of this indebtedness was required in order to obtain working capital from other third parties. Management therefore developed an informal restructure plan under which approximately $35.0 million of indebtedness consisting of convertible debt and other debt obligations would be eliminated. By the end of the third quarter of Fiscal 2000 the Company had entered into agreements to eliminate approximately $32.2 million of debt, and providing for the conversion of most of such debt into equity. In addition, the Company has entered into an agreement to restructure approximately $17.4 million of additional debt ("Infinity note") into a $12.5 million, 36 month 8 percent note, with interest only payments and a balloon payment at the end of the 36 months.



         The Company is also a party to certain express written corporate guarantees of NewCom indebtedness, including a guarantee of NewCom's indebtedness to DFS of approximately $7.2 million and two other creditors with claims for $2.4 million and $4.4 million respectively. The Company reached a settlement agreement with American Casualty and NEC Technologies for the above guarantees (See Legal Item 3, Legal Proceedings, NewCom Related Litigation). In April 1999 DFS commenced legal proceedings against the Company to obtain an attachment on Aura's assets to secure Aura's guarantee obligations. The court denied the DFS motion and the matter has been ordered to binding arbitration. Aura has responded in arbitration, denying DFS claims and has asserted in its defense, among other things, that the guarantee, if any, is discharged (See NewCom Related Litigation).



         In the third quarter of Fiscal 2000 the Company completed a private placement of $6.9 million in the form of common stock and debt that will convert into common stock upon the execution of the restructured Infinity note.



         Since January 1999 the Company's limited resources have been devoted almost entirely to the AuraGen product, the restructure of debt and the raising of new working capital. Although the Company has experienced delays in the shipping of AuraGen products since the beginning of 1999 as a result of insufficient working capital, necessary parts started to be obtained by late 1999 and limited shipments of AuraGens are now being made. Over 33 state and city governments across the U.S have purchased evaluation units and some cities have already specified the AuraGen as a requirement for some of their vehicles. Over 23 utilities in the U.S have also purchased and are evaluating the AuraGen for their applications and requirements. The Company has shipped a number of AuraGen units to two major telecommunication companies and numerous state and federal agencies are evaluating the AuraGen for their specific applications. The Company continues to support the U.S Army in its evaluation of the AuraGen
(known to the U.S. Army as VIPER). The Company has continued to develop different engine mounts for the AuraGen. As of January 2000, the Company has started production of mounts that will fit most of the trucks, pickups and SUV's built in North America by the three major OEMs. The Company's 5KW model is now available for more than 70 different vehicle models and engine configurations. The Company continues to work closely with General Motors which has displayed the AuraGen on both the Sierra 2000 professional concept vehicle and the Terradyne concept vehicle.


Fiscal 1999 as Compared to Fiscal 1998

         The Company continued its activity in development of commercial applications of its proprietary magnetic technologies. The Company has reported a net loss for each of its five most recent fiscal years. The second half of Fiscal 1999 had significant negative results from operations which caused significant cash shortfall problems that affected the entire operation.

Revenues

         Net revenues in Fiscal 1999 declined to $81.5 million from $136.7 million, a decrease of 40.4%. The decrease was primarily due to the virtual shutdown of operations of NewCom in the last quarter of the fiscal year, coupled with the decline in sales of NewCom in the third quarter of the Fiscal year. The decline in sales was primarily a result of price pressures in the retail channel as well as a substantial decline in sales to one of NewCom's major customers. In the last half of the fiscal year, as NewCom's business began to deteriorate in conjunction with the overall deterioration of the computer peripherals industry, the levels of returned goods began to accelerate. In the last quarter of the fiscal year, when NewCom's operations virtually shutdown, returns increased dramatically as retailers began to ship back product for fear that NewCom would go out of business and would not be able to fulfill warranty and other business obligations. Magnification of this stemmed from its lender "DFS" and a judgement creditor each sending correspondence to the retail mass merchants asking that they remit payments to them. A court battle produced an order describing whom to pay, which was sent to the retail customer. The above actions added to the uncertainties of NewCom's future and further deteriorated NewCom's relationships with its customers.

Cost of Goods and Overhead

         Cost of goods and overhead increased to $158.0 million in Fiscal 1999 from $101.6 million in Fiscal 1998. This increase both in dollar terms and as a percentage of revenues is primarily a result of the price pressures from the retail mass merchants which included the substantial rebates that were required in order to maintain shelf space, as well as the overall business conditions at the Company's NewCom subsidiary as described above.

Gross Margin and Net Loss

         Gross margins for Fiscal 1999 were a negative 93.9% compared to 25.7% in Fiscal 1998, primarily due to the substantial drop in gross margin at NewCom in the third and fourth quarters of the Fiscal year. In the third and fourth quarters of the Fiscal year, price pressure applied by NewCom's major customers and inventory write-downs which reflected the change in the computer peripherals industry resulted in substantially higher costs of product sold as a percentage of the selling price. Coupled with the substantial rebates NewCom was required to offer, the resulting gross margins were negative.

During the fourth quarter of Fiscal 1999 the Company experienced severe cash flow problems that had a major impact on the entire operations of the Company. The Company began to consolidate its operations around the AuraGen technology and product. The Company terminated all of its joint ventures due to its inability to support them. As the Company was cutting down and scaling back its operations the Company evaluated its asset utilization and concluded that certain assets values had been impaired. In addition numerous assets such as machinery and equipment that were no longer needed were sold at a loss. The Company over the years has made strategic investments in order to improve its utilization of certain technologies. As the company eliminated operations, these investments no longer retained their economic value. In addition to the Company`s heavy losses in its NewCom investment the Company was also a party to certain explicit written guarantees that were triggered when NewCom's business deteriorated.

The following table summarizes certain fourth quarter events that contribute to the loss in Fiscal 1999.

         Termination of Joint Ventures                              $5.6 million
         Depreciation Expense                                       $4.6 million
         Accounts Receivable reserves and write-off's              $13.0 million
         Asset Impairment                                           $9.4 million
         Interest Expense                                           $3.5 million
         Disposed Assets                                            $1.2 million
         Investment write-off's and losses                          $7.0 million
         Guarantees for NewCom                                      $9.9 million
         NewCom loss (Aura Share)                                  $45.8 million
        Total                                                     $100.0 million

Research and Development

         Research and development expense for Fiscal 1999 increased to $2.8 million from $1.4 million in Fiscal 1998 as the Company focused all its remaining resources on developing additional engine mounts for the AuraGen, and researching ways to expand its applications.

Selling, General & Administrative

         Selling, general and administrative expenses increased to $74.4 million in Fiscal 1999 from $45 million in Fiscal 1998. The increase is primarily attributable to a substantial increase in sales and marketing related expenses at NewCom as the major retailers required higher levels of sales promotions and marketing allowances. Further, increased amortization of product design related costs were necessary to account for impairment of these assets due to shorter life cycles of products.

Bad Debt Expense

         Bad debt expense in Fiscal 1999 increased to $13.3 million from $3.6 million in Fiscal 1998.

Interest Expense

         Net interest expense for Fiscal 1999 increased to $12.0 million from $6.8 million in the prior Fiscal year. The increase is attributable to higher levels of borrowing and a quarterly fee being charged to interest expense on the $15 million note that was renegotiated in September of 1997.


Fiscal 1998 as Compared to Fiscal 1997

         The Company continued its activity in the development of commercial applications of its proprietary technologies as well as sales of commercial products. The Company has reported a net loss for each of its five most recent fiscal years.

Revenues

         Net revenues were $136.7 million as compared to $110.0 million in Fiscal 1997, or an increase of 24.3%. The increase in revenue was due primarily to the increase in sales of computer products by the Company's NewCom subsidiary along with an increase in sales in speakers from the sound group.

         Sales of computer monitors to two unrelated parties declined to approximately $10 million in Fiscal 1998 or 6.2% of revenues, from $16.5 million or 12.3% of revenues in Fiscal 1997. These sales are expected to continue to decline both in dollar terms and as a percentage of revenues as the Company continues to expand its product line and its customer base. Although the Company does not have any long term agreement with any customers, it has no reason to believe that sales to customers will be abruptly curtailed.


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

Gross Margin and Net Loss

         Gross margins for Fiscal 1998 increased to 25.7% from 21.5% in Fiscal 1997 partially due to the increase in gross margin for the Company's subsidiary NewCom to 34.8% in Fiscal 1998 from 33.6% in Fiscal 1997.


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

         The following table summarizes the above discussion in the form of percentages.
                                            FY 98                 FY 97

              Net Revenues                  100.0%                 100.0%
              Cost of Goods Sold             74.3%                  78.5%
              Gross Margins                  25.7%                  21.5%
              SG&A and R&D                   33.9%                  22.6%
              Loss from Operations            8.3%                   1.1%
              Net Loss                        8.5%                   2.7%

         During the fourth quarter the Company attended two major tradeshows. The CES show in January and the SAE show in February. Both of these had a bias effect on expenses for the fourth quarter by approximately $0.9 million. During the fourth quarter the Company experienced an incremental increase in interest of approximately $1.2 million due to the conversion of a $15 million convertible note to a straight note in late 3rd quarter and additional interest incurred on a $10 million financing that also occurred in late 3rd quarter. Legal expenses increased above other periods in the fourth quarter as legal activities increased in numerous areas. After a careful analysis and review of expenses the Company consolidated and relocated its main warehouse facilities from San Diego, California to Kansas City, Missouri. The cost of approximately $0.8 million associated with this consolidation will be saved in approximately one year. Due to uncertainties created by India's detonation of nuclear devices and U.S. sanctions against India the Company reserved $3.1 million in license fee due from K&K in India for the AuraGen. The Company also incurred losses from foreign non-consolidated Joint Ventures of approximately $1.9 million. After year-end the Company settled one class action suit and other litigation and took a charge of $1.7 million in Fiscal 1998.

         The following table summarizes certain fourth quarter events contributed to the loss in Fiscal 1998 as described above.
a. Seasonal expenses during the fourth quarter                      $0.9 million
b. Increment increase in 4th quarter interest expense               $1.2 million
c. Increment increase in 4th quarter legal expenses                 $0.5 million
d. Consolidate and relocate warehouse facilities in Kansas Ci       $0.8 million
e. Reserve on AuraGen License in India due to US sanctions          $3.1 million
f. Loss on foreign joint ventures                                   $1.9 million
g. Legal settlements                                                $1.7 million
      Total                                                        $10.1 million

Research & Development

         Research and development costs for Fiscal 1998 decreased to $1.4 million from $6.0 million in Fiscal 1997. The Company continues its research and development in the areas of displays and micromachines, automotive applications of magnetics and sound systems. As a percentage of net revenues research and development expenses declined in Fiscal 1998 to 1.0% as compared 5.5% in the prior year.

Selling, General & Administrative

         Selling, general and administrative expenses increased to $45 million in Fiscal 1998 from $18.8 in Fiscal 1997, for an increase of $26.2 million. The increase is comprised principally of the following: $8.86 million increase from the NewCom subsidiary; an increase in bad debts over the prior year due to the write-off of $4.9 million in license fees; an increase in legal fees over the prior year of approximately $1.0 million; an increase in sales promotion of approximately $1.5 million, an increase of payroll and associated benefits of approximately $2.7 million with the addition of 40 new employees and an increase in depreciation and amortization of approximately $1.3 million.

Bad Debt Expense

         Bad debt expense in Fiscal 1998 increased to $3.6 million from $0.7 million in Fiscal 1997.

Interest Expense

         Net interest expense for Fiscal 1998 was $6.8 million as compared to net interest expense of approximately $1.4 million in the prior fiscal year. The increase was due to increased lines of credit that were utilized throughout the year, higher levels of debt issued by the Company, premiums paid on the repurchase of convertible notes, and a higher interest rate on a $15 million note.


Liquidity and Capital Resources

         As a result of the decline in the Company's ownership percentage in NewCom to below 50%, the balance sheet, as of February 28, 1999 does not reflect NewCom on a consolidated basis. This resulted in a significant decrease in current assets and current liabilities for 1999 in comparison to 1998.

         Net working capital decreased by $64.5 million to $(4.8) million at Fiscal 1999 year end, with the current ratio decreasing to .88:1 from 1.76:1. The principal differences in the Company's accounts from February 28, 1998 to February 28, 1999 are a decrease in cash and equivalents of $2.3 million, a decrease in net receivables of $46 million, a decrease in inventories of $40 million a decrease in notes payable of $20.4 million and a decrease in accounts payable and accrued expenses of $17.4 million.

The Company's cash balances were $3,822,210 at February 28, 1999, $6,079,411 at February 28, 1998 and $7,112,354 at February 28, 1997.

         The net cash used in operating activities of $24.3 million decreased by $5.3 million due primarily to the increase in the loss incurred offset by the decreases in accounts receivable, inventory and accounts payable as a result of the cessation of NewCom's business.

         The level of inventories has decreased primarily due to NewCom.

         In Fiscal 1998, the Company raised $584,850 from the exercise of warrants, $900,000 from the sale of warrants and $51,500 from the exercise of stock options. The Company also received proceeds of $34,500,000 from the issuance of convertible notes payable.

         In June 1998 the Company completed a refinancing of two properties owned by Aura in El Segundo, consisting of its headquarters and an adjacent facility. As part of the financing the Company encumbered these properties with a first deed of trust securing a Note in the amount of $5,450,000, resulting in net cash to the Company of approximately $3.0 million.

         Spending for property and equipment amounted to $4,053,848 in Fiscal 1999, $18,006,394 in Fiscal 1998 and $22,855,000 in Fiscal 1997. Of the Fiscal
1999,   1998  and  1997  amounts,   $1,910,611,   $16,096,180   and  $16,539,899
respectively was due to the manufacture of tooling and the remainder was due to the expansion of facilities and purchases of equipment which was necessary in connection with research and development activities, services performed under various subcontracts and manufacturing requirements.

         The Company's cash flow generated from operating activities has to date not been sufficient to fund its working capital needs. In the past, the Company has relied upon external sources of financing to maintain its liquidity, principally private and bank indebtedness and equity financing. No assurances can be provided that these funding sources will be available in the future. The Company currently intends that funding required for future growth, operations or any joint ventures entered into would occur through a combination of existing working capital, operating profits, bank credit lines, equity and favorable financial terms from vendors. The inability of the Company to obtain sufficient working capital at the times and in the amounts required would have a material adverse affect on the Company's business and operations.

         Current fixed monthly expenses corporate wide, average approximately $900,000, principally for labor, overhead, travel and professional fees.

         The Company and its subsidiaries lease space located in El Segundo, New Hope, Minnesota, and Kansas City, Missouri. Minimum monthly rents under the leases approximate $55,000. Rent expense was approximately $1.8 million for Fiscal 1999, $1.3 million, for Fiscal 1998, and $1.3 million for Fiscal 1997. Assuming no lease terminations or lease extensions, rent expense is expected to be approximately $650,000 for Fiscal 2000, $680,000 for Fiscal 2001, and $570,000 for Fiscal 2002. The Company has no other material long-term capital commitments.

Debt Restructuring

         Following is a description of the principle components of Aura's debt restructuring:

         Restructuring of RGC International Investors, LDC, Debt.


         Between October 1997 and March 1998 the Company issued an aggregate of $21.5 million of its convertible unsecured debentures to RGC International Investors, LDC ("RGC"). The debentures accrued interest at the rate of 7% per annum, with the entire principle amount due and payable between 2002 an 2003, and were convertible into common stock based upon a formula related to the market price of the Common Stock. In October 1998 the Company issued to RGC a $3 million convertible note which was secured by a lien on certain of the Company's assets.

         In October 1999 the Company entered into an agreement with RGC International Investors, LDC and a third party investor (AuraSound's assets purchaser) whereby RGC (i) sold to the third party the Company's three Convertible Unsecured Debentures (the "RGC Debentures"), in the aggregate principal amount of $17,365,000, (ii) exchanged with the Company its $3 million Secured Convertible Note for a new non-convertible Secured Note (the "New RGC Note") in the principal amount of $3 million, and (iii) cancelled Warrants to purchase 9,000,770 shares of the Company's Common Stock in exchange for new Warrants to purchase 1,000,000 shares of common stock exercisable at $0.375 per share. The New RGC Note bears interest at the rate of 8% per annum, with principal and interest payable no less frequently than quarterly. The New RGC Note continues to be secured by a lien on certain assets of the Company, including inventory and accounts receivable.


         Under the agreement with the new holder of the RGC Debentures, the RGC Debentures are convertible into a maximum of 46,500,000 shares of the Company's Common Stock unless Aura fails to complete the restructuring with Infinity. The holder of the RGC Debentures has agreed to cancel the outstanding principal and interest owed under the RGC Debentures upon consummation of the restructuring of approximately $17.4 million of outstanding Debentures held Infinity. See "Restructuring of Infinity Investors debt" below.

         Retirement of JNC Debt

         In June 1997 the Company issued a $4 million convertible debenture in a private placement JNC Opportunity Fund, Ltd. ("JNC"). The debenture accrued interest at the rate of 7% per annum, payable quarterly, and is due and payable was June 1999. The Debenture was convertible into shares of the Company's Common Stock at the then current market price at the time of conversion. The investor also received 318,000 warrants exercisable at ($3.50) per share.

         In December 1999, the Company consummated an agreement with JNC Opportunity Fund, Ltd. resulting in the surrender for cancellation by JNC of the Company's Convertible Debenture and 318,000 warrants in exchange for a cash payment of $430,000, 3,500,000 shares of the Company's Common Stock and 113,000



         Restructuring of Infinity Investors Debt

         In March 1997 the Company issued $15 million of convertible Debentures to a group of accredited investors in a private placement. The Debentures were convertible into Common Stock of the Company in accordance with a stated formula. In October 1997 the Company and the investors entered into an Agreement modifying the Debentures to eliminate the conversion feature in exchange for increasing the interest rate on the principal to 18% and the payment of a quarterly fee of $935,000 for each quarter during which the Debentures remain outstanding. The stated maturity of the Debentures was shortened from March 2000 to September 1998. The Debentures, as modified, are secured by a Note from NewCom to Aura in the original principal amount of $17 million and 1,250,000 shares of NewCom stock, subject to adjustment under certain circumstances. As part of the modification, the Company issued warrants for an aggregate of 2,500,000 shares of Common Stock at an exercise price of $2.50 per share, subject to adjustment after one year under certain circumstances. The Company was unable to retire the Debentures upon their maturity in September 1998. As of February 28, 1999 these debentures had an outstanding balance of approximately $17.4 million.

         Subsequent to September 1998 the Company engaged in extensive negotiations with the holders of these Debentures. In November 1999 the Company entered into an agreement with these holders to exchange (the "Exchange") the Debentures for $3 million in cash, 1,111,111 shares of common stock, 100,000 Warrants exercisable $0.375 per share, and a new Secured Note (the "New Secured Note") in the principal amount of $12.5 million. The New Secured Note will be secured by a lien on the Company's assets, will bear interest at the rate of 8% per annum, interest only payable quarterly, with the principal due three years from the date of the exchange. In the event of a default under the New Secured Note, the holder is entitled to convert the unpaid principal and interest into Common Stock of the Company at $.60 per share. The Company is entitled to a discount if the New Secured Note is prepaid, which discount is initially 20% of the amount prepaid, and the discount declines ratably over the three year term of the New Secured Note. Consummation of the Exchange is subject to completion of a definitive agreement with the holders of the Debentures, which is expected to occur in February 2000.

         Restructuring of Trade debt

         In December 1999, the Company implemented a restructuring of approximately $10.8 million of trade debt held by certain trade creditors whereby the holders of a substantial portion of the trade debt have agreed to the repayment of outstanding trade debt over a period of three years, with interest at 8% per annum, commencing January 2000. Certain trade payables are subject to continuing negotiations with the creditors.

         Completion of Common Stock Private Placement

                  In November 1999 the Company completed a private placement of approximately 27 million shares of its Common Stock at $0.27 per share, resulting in gross proceeds of approximately $6.9 million.

Recently Issued Accounting Pronouncements

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position No. 98-5 (SOP No. 98-5), "Reporting on Costs of Start-up Activities." Adoption of SOP No. 98-5 will have no material impact on the Company's financial statement.

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

     NameAge                               Position with the Company

     Directors

     Zvi Kurtzman                           52        Chief Executive Officer, Chairman, Board of Directors
     Gerald S. Papazian                     44        President and Chief Operating Officer, Director
     Arthur J. Schwartz, Ph.D.              52        Executive Vice President, Director
     Cipora Kurtzman Lavut                  43        Senior Vice President, Corporate Communications, Director
     Neal B. Kaufman                        54        Senior Vice President, MIS, Director
     Steven C. Veen                         44        Senior Vice President and Chief Financial Officer, Director
     Harvey Cohen                           66        Director, member of Audit Committee
     Brigadier Ashok Dewan                  60        Director, member of Audit and Compensation Committees
     Salvador Diaz-Verson, Jr.              47        Director, member of Audit, and Compensation Committees
     Stephen A. Talesnick                   50        Director

     Other Executive Officers and Key Employees

     Michael Froch                          38        Senior Vice President, General Counsel and Secretary
     Keith O. Stuart                        44        Senior Vice President, Sales and Marketing
     Ronald J. Goldstein                    57        Senior Vice President, Sales and Marketing
     Jacob Mail                             49        Senior Vice President, Operations

     Zvi Kurtzman is the CEO and Chairman of the Board of Directors of the Company and has served in this capacity since 1987. Mr. Kurtzman also served as the Company's President from 1987 to 1997. Mr. Kurtzman obtained his B.S. and M.S. degrees in physics from California State University, Northridge in 1970 and1971, respectively, and completed all course requirements for a Ph.D. in theoretical physics at the University of California, Riverside. He was employed as a senior scientist with the Science Applications International Corp. a scientific research company in San Diego, from 1984 to 1985 and with Hughes Aircraft Company, a scientific and aerospace company, from 1983 to 1984. Prior thereto, Mr. Kurtzman was a consultant to major defense subcontractors in the areas of computers, automation and engineering.

                    Arthur J. Schwartz, Ph.D. is the Executive Vice President and director of the Company since February 1987. Dr. Schwartz obtained his M.S. degree in physics from the University of Chicago in 1971 and a Ph.D. in physics from the University of Pittsburgh in 1978. Dr. Schwartz was employed as a Technical Director with Science Applications International Corp., a scientific research company in San Diego, California from 1983 to 1984 and was a senior physicist with Hughes Aircraft Company, a scientific and aerospace company, from 1980 to 1984. While at Hughes, he was responsible for advanced studies and development where he headed a research and development effort for new technologies to process optical signals detected by space sensors. While at Aura, he served for 3 years on a Joint Tri Services Committee reporting to the U.S. Government on certain technology issues.

Cipora Kurtzman Lavut is Senior Vice President, Corporate Communications, and has served in this capacity since December 1991. She previously served as Vice President in charge of Marketing and Contracts for the Company since 1988 and was appointed director of the Company in 1989. She graduated in 1984 from California State University at Northridge with a B.S. degree in Business Administration.

Neal B. Kaufman is Senior Vice President, Management Information Systems, and has served in this capacity since 1988. Mr. Kaufman is also a director of the Company and has served in this capacity since 1989. Mr. Kaufman graduated from the University of California, Los Angeles, in 1967 where he obtained a B.S. in engineering. He was employed as a software project manager with Abacus Programming Corp., a software development firm, from 1975 to 1985. He headed a team of software specialists on the Gas Centrifuge Nuclear Fuel enrichment program for the United States Department of Energy and developed software related to the Viking and Mariner projects for the California Institute of Technology Jet Propulsion Laboratory in Pasadena, California.

Gerald S. Papazian has been the Company's President and Chief Operating Officer since July 1997. He joined the Company in August 1988 from Bear, Stearns & Co., an investment-banking firm, where he served from 1986 as Vice President, Corporate Finance. His responsibilities there included valuation of companies for potential financing, merger or acquisition. Prior to joining Bear Stearns, Mr. Papazian was an Associate in the New York law firm of Stroock & Stroock & Lavan, where he specialized in general corporate and securities law with the extensive experience in public offerings. He received a BA, Economics (magna cum laude) from the University of Southern California in 1977 and a JD and MBA from the University of California, Los Angeles in 1981. He served as a trustee of the University of Southern California from 1994 to 1999.

Steven C. Veen, a certified public accountant, is Senior Vice President, Chief Financial Officer, and has served in this capacity since March 1994. He joined the Company as its Controller in December 1992. Before that, he had over 12 years experience in varying capacities in the public accounting profession. Mr. Veen served from 1983 to December 1992 with Muller, King, Black, Mathys & Acker, Certified Public Accountants. He received a B.A. in accounting from Michigan State University in1981.

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

Stephen A. Talesnick is a director of the Company and has served in this capacity since September 1999, following appointment by resolution of the Board of Directors to fill a vacancy pursuant to the Bylaws of the corporation. Mr. Talesnick has owned and maintained a private law practice since 1977, which is presently located in Beverly Hills. Mr. Talesnick specializes in business and financial transactions in addition to entertainment industry related matters. He originally practiced as an associate in the New York law firm of White & Case. In 1992, Mr. Talesnick became a financial advisor in the financial services industry and is registered with the Securities and Exchange Commission. Mr. Talesnick is a graduate of The Wharton School Of Finance And Commerce at The University Of Pennsylvania and received his Juris Doctor degree from Columbia University School Of Law.

Michael I. Froch is Senior Vice President, General Counsel and Secretary of the Company and has served as General Counsel since March 1997 and as Secretary since July 1997. He joined the Company in 1994 as its corporate counsel. From 1991 through 1994, Mr. Froch was engaged in private law practice in California. Mr. Froch is admitted to the California and District of Columbia bars. He received his Juris Doctor degree from Santa Clara University School of Law in 1989, during which time he served as judicial extern to the Honorable Spencer M. Williams, United States District Judge for the Northern District of California. He received his A.B. degree from the University of California at Berkeley in 1984, serving from 1982 through 1983 as Staff Assistant to the Honorable Tom Lantos, Member of Congress.

Jacob Mail is Senior Vice President, Operations, serving in this capacity since November 1999. Previously he has served as Vice President of Operations from 1995 to 1999. Mr. Mail served over 20 years at Israeli Aircraft Industries, starting as a Lead Engineer and progressing to Program Manager. He was responsible for the development and production of hydraulic actuation, steering control systems, rotor brake systems and other systems and subsystems involved in both commercial and military aircraft. Systems designed by Mr. Mail are being used today all over the western world. In addition, Mr. Mail has extensive experience in the preparation of technical specifications planning and organizing production in accordance with customer specifications at full quality assurance.

Ronald J. Goldstein is Senior Vice President, Sales and Marketing and is responsible for the marketing and sales of AuraGen for worldwide government agencies, military and OEMs and has served in various capacities at Aura since 1989. He holds two M.S. degrees in Computing Technology and the Management of R & D from George Washington University and has completed coursework for a Ph.D. in Nuclear Engineering from North Carolina State University. Mr. Goldstein has over 25 years of experience in high technology both in government and industry. Since 1989 Mr. Goldstein has been responsible for all marketing and business development activities for the Company. Prior to joining Aura, Mr. Goldstein was Manager of Space Initiatives at Hughes Aircraft Company, a scientific and research company, where he was responsible for the design, production and marketing of a wide variety of aerospace systems and hardware. Prior to joining Hughes in 1982, Mr. Goldstein was the Special Assistant for National Programs in the Office of the Secretary of Defense, and before that held high level program management positions with the Defense Department and Central Intelligence Agency.

Family Relationships

         Cipora Kurtzman Lavut, a Senior Vice President and director, is the sister of Zvi Kurtzman, who is the Chief Executive Officer and a director of the Company. Jacob Mail, Vice President, Operations is a first cousin of Cipora Kurtzman Lavut and Zvi Kurtzman.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's officers and directors, and beneficial owners of more than ten percent of the Common Stock, to file with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc. reports of ownership and changes in ownership of the Common Stock. Copies of such reports are required to be furnished to the Company. Based solely on its review of the copies of such reports furnished to the Company, or written representations that no reports were required, the Company believes that during its fiscal year ended February 28, 1999, all filing requirements applicable to its officers, directors, and ten percent beneficial owners were satisfied.

Delinquent SEC Filings

None

ITEM 11.        EXECUTIVE COMPENSATION

Cash Compensation For Executives

         The following table summarizes all compensation paid to the Company's Chief Executive Officer, and to the four most highly compensated executive officers of the Company other than the Chief Executive Officer whose total compensation exceeded $100,000 during the fiscal year ended February 28, 1999.

                                            SUMMARY COMPENSATION TABLE

                                                     Annual                Long Term              All Other

                                                 Compensation(1)Compensation Awards             Compensation(2)
Name and
Principal Position                     Year          Salary             Options/SARs

  Zvi (Harry) Kurtzman (1)                  1999          $384,290             1,000,000                     $1,966
  Chief Executive Officer                   1998           245,018                 0
                                            1997           212,549                 0

  Arthur J. Schwartz (1)                    1999          $204,895              500,000                      $1,872
  Executive                                 1998           172,115                 0
  Vice President                            1997           163,971                 0

  Gerald Papazian (1)                       1999          $203,025              100,000                      $1,846
  President and Chief Operating             1998           154,737                 0
  Officer                                   1997           143,122                 0

  Steven Veen(1)                            1999          $196,412              100,000                      $1,811
  Senior Vice President and                 1998           150,127                 0
  Chief Financial Officer                   1997           151,817                 0

  Yoshikazu Masayoshi                       1999          $290,500                 0                          $   0
  President, MYS Corporation                1998           273,242                 0
                                            1997           270,000                 0

 (1) The amounts shown are the amounts actually paid to the named officers during the respective fiscal years. Because of the timing of the payments, these amounts do not represent the actual salary accrued by each individual during the period. The actual salary rate for these individuals which was accrued during the fiscal year ended February 1999, 1998 and 1997, respectively, were as follows: Zvi Kurtzman - $385,000, $200,000, $200,000; Arthur J. Schwartz,- $205,000, $160,000, $160,000; Gerald S. Papazian - $210,000, $140,000, $140,000,
Steven C. Veen - $200,000, $150,000, $150,000.

(2) Such compensation consisted of total Company contributions made to the plan account of each individual pursuant to the Company's Employees Stock Ownership Plan during the fiscal year ended February 28, 1999.

         No cash bonuses or restricted stock awards were granted to the above individuals during the fiscal years ended February 28, 1999, February 28, 1998 and February 28, 1997. Effective December 1992, the Company elected to begin to compensate non-officer directors at the rate of $5,000 per year. Effective September 1997, each non-employee director is entitled to receive $30,000 per year for serving as a director, and $5,000 per year for each director who serves on the audit committee.

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

                                AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                                       AND FISCAL YEAR-END OPTION/SAR VALUES

                              Number of Unexercised                             Value of Unexercised
                              Options/SARs at Fiscal                            In-the-Money Options/
Name                                       Year End                             SARs at Fiscal Year End*

                                  Exercisable         Unexercisable         Exercisable          Unexercisable

Zvi Kurtzman                          870,000             600,000             $         0              $      0
Arthur Schwartz                       515,000             300,000             $         0              $      0
Gerald Papazian                       166,000              60,000             $         0              $      0
Steven Veen                           215,000             210,000             $         0              $      0
Yoshikazu Masayoshi                         0                0                $         0              $      0

*Based on the average high and low reported prices of the Company's Common Stock on the last day of the fiscal year ended February 28, 1999.

No options were exercised by the above individuals during the fiscal year ended February 28, 1999.

         Compensation Committee Report

         The Company maintains a Compensation Committee (the "Committee"), consisting entirely of outside, disinterested, directors who are not employees or former employees of the Company. The Committee recommends salary practices for executive officers of the Company, with all compensation determinations ultimately made by a majority of the outside, disinterested, directors. Prior to Fiscal 1998, compensation of executive officers, other than the Chief Executive Officer, was determined by the Chief Executive Officer after review and consultation with the Committee.

         Compensation Philosophy

         The Company's policy in compensating executive officers is to establish methods and levels of compensation that will provide strong incentives to promote the profitability and growth of the Company and reward superior performance. Compensation of executive officers includes salary as well as stock-based programs. The Board believes that compensation of the Company's key executives should be sufficient to attract and retain highly qualified personnel and also provide meaningful incentives for measurably superior performance. The Company places special emphasis on equity-based compensation, particularly in the form of options. This approach also serves to match the interests of the executive officers with the interest of the stockholders. The Company seeks to reward achievement of long and short-term performance goals which are measured by a number of factors, including improvements in revenue and achieving profitability.

         Included in the factors considered by the Committee in setting the compensation of the Company's Chief Executive Officer are the growth in the Company's commercial sales, the development of commercial applications for the Company's technology, and the effective allocation of capital resources.

         Employment Contracts

         The Company offers employment contracts to key executives only when it is in the best interest of the Company and its stockholders to attract and retain such key executives and to ensure continuity and stability of management. Effective as of March 1998, the Company entered into employment and severance agreements with Mr. Kurtzman, the Company's Chief Executive Officer, and Messrs. Schwartz and Kaufman and Ms. Kurtzman Lavut (the "Named Executive Officers") and other key executives of the Company. The Committee reviewed and approved such agreements unanimously after consulting with a nationally recognized employee benefits firm and determining that such agreements were necessary in order to retain highly qualified executives whose abilities are critical to the long-term success and competitiveness of the Company.

         Compensation of Chief Executive Officer and Other Executives

         The Compensation Committee increased Mr. Kurtzman's salary in March 1998 to $385,000, effective as of December 1997, after consulting with a nationally recognized employee benefits firm. The increase reflected the Compensation Committee's assessment of his performance and Mr. Kurtzman's service to the Company. Salary increases for other senior executives effected during 1998 were based on similar considerations including individual performance, position, tenure, experience and compensation surveys of comparable companies.

         In March 1998, the Committee reviewed and unanimously approved stock option awards under the Company's stock option plan after consulting with a nationally recognized employee benefits firm. The Committee granted Mr. Kurtzman an option to purchase 1,000,000 shares of Common Stock, which vest 20% per year over five years. The options are exercisable at $3.31 per share which was 105% of the market price of the Company's Common Stock on the date of grant. Senior executives in the Company participate in the stock option plan and the Compensation Committee granted such executives options to purchase Common Stock during Fiscal 1998. In determining the number of shares to award to Mr. Kurtzman and other executives, the Compensation Committee considered several factors, including primarily Mr. Kurtzman's and other executives' actual and potential contributions to the Company's long term success, and the size of awards provided to other executives in comparable companies holding similar positions.

                    In July 1997 the Compensation Committee unanimously recommended the re-pricing of stock options granted to key employees, including Mr. Kurtzman and the Named Executive Officers. The Compensation Committee's re-pricing of options for key employees was made to those persons who have made significant contributions to the Company's business, for the purpose of maintaining corporate morale and creating an incentive for continued employment. See "Option Re-pricing"

         Effective in Fiscal 1999 Mr. Kurtzman and the Named Executive Officers are, pursuant to their employment agreements with the Company, entitled to a discretionary annual bonus as determined by the Compensation Committee and a majority of the outside, disinterested, directors of the Board of Directors. In determining the amounts of such bonuses, the Compensation Committee considers the individual performance of each executive and the performance of the Company. Based upon the Company's financial performance during Fiscal 1999 the Compensation Committee determined not to award bonuses to Mr. Kurtzman or the Named Executive Officers.

         Section 162(m) Policy

         Section 162(m) of the Internal Revenue Code of 1986, as amended, generally provides that publicly held companies may not deduct compensation paid to certain of its top executive officers to the extent such compensation exceeds $1 million per officer in any year. However, pursuant to regulations issued by the Treasury Department, certain limited exemptions to Section 162(m) apply with respect to "qualified performance-based compensation" and to compensation paid in certain circumstances by companies in the first few years following their initial public offering of stock. The Company has taken steps to provide that these exemptions will apply to compensation paid to its executive officers, and the Company will continue to monitor the applicability of Section 162(m) to its ongoing compensation arrangements. Accordingly, the Company does not expect that amounts of compensation paid to its executive officers will fail to be deductible by reason of Section 162(m).

                                Committee Members

                              Brigadier Ashok Dewan
                            Salvator Diaz-Verson, Jr.

Compensation Committee Interlocks and Insider Participation

         The Compensation Committee is comprised of Brigadier Ashok Dewan and Salvador Diaz-Verson, Jr. Decisions regarding compensation of executive officers for the fiscal year ended February 28, 1999 were made unanimously by the outside, disinterested, directors of the Board of Directors, after reviewing recommendations of the Compensation Committee. Decisions regarding option grants under the 1989 Option Plan for the fiscal year ended February 28, 1999 were made unanimously by the outside, disinterested, directors of the Board of Directors, after reviewing recommendations of the Compensation Committee.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


         The following table sets forth certain information regarding the Company's Common Stock owned as of January 24, 2000 (i) by each person who is known by Aura to be the beneficial owner of more than five percent (5%) of its outstanding Common Stock, (ii) by each of the Company's directors and nominees and those executive officers named in the Summary Compensation Table, and (iii) by all directors and executive officers as a group:

                                                        Shares of                        Percent of
                                                      Common Stock                      Common Stock
Name                                               Beneficially Owned                Beneficially Owned

Gardner Lewis Asset Management                         20,517,936                                 11.58%
Zvi (Harry) Kurtzman                                    2,444,468  (1)(2)                           1.2%
Arthur J. Schwartz                                      1,928,487  (1)(3)(4)                        1.1%
Cipora Kurtzman Lavut                                   1,655,468  (5)                                 *
Neal B. Kaufman                                         1,732,657  (1)(7)                              *
Harvey Cohen                                              306,250  (6)                                 *
Yoshikazu Masayoshi                                       283,455  (8)                                 *
Ashok Dewan                                                     0                                      *
Salvador Diaz-Verson, Jr.                                  44,000                                      *
Stephen A. Talesnick                                    2,437,596  (9)                              1.4%
Gerald S. Papazian                                        314,992  (10)                                *
Steven C. Veen                                            378,585  (11)                                *
Michael I. Froch                                          217,997  (12)                                *
Keith O. Stuart                                           322,366  (13)                                *
Ronald Goldstein                                          180,188  (14)                                *
Jacob Mail                                                214,763  (15)                                *

All executive officers and directors                   12,461,272                                   7.0%
as a group (15 persons)

--------------------
*        Less than 1% of outstanding shares.

(1)      Includes 175,000 shares held of record by Advanced Integrated Systems,
Inc.

(2) Includes 870,000 shares which may be purchased pursuant to options and convertible securities exercisable within 60 days of January 24, 2000.

(3) Includes 515,000 shares which may be purchased pursuant to options and convertible securities exercisable within 60 days of January 24, 2000.

(4) Includes 32,000 shares held by Dr. Schwartz as custodian for his children, to which Dr. Schwartz disclaims any beneficial ownership.

(5) Includes 515,000 shares which may be purchased pursuant to options exercisable within 60 days of January 24, 2000.

(6) Includes 31,250 shares beneficially owned, and 265,000 shares which may be purchased pursuant to options within 60 days of January 24, 2000 of which 100,000 are beneficially owned.

(7) Includes 470,000 shares which may be purchased pursuant to options and convertible securities exercisable within 60 days of January 24, 2000.

(8) Includes 283,455 shares which were received as part of the MYS acquisition purchase consideration.

(9) Includes 196,364 shares which may be purchased pursuant to warrants exercisable within 60 days of January 24, 2000. Mr. Talesnick joined the Board of Directors in September 1999.

(10) Includes 166,000 shares which may be purchased pursuant to options exercisable within 60 days of January 24, 2000.

(11) Includes 215,000 shares which may be purchased pursuant to options and warrants exercisable within 60 days of January 24, 2000.

(12) Includes 130,000 shares which may be purchased pursuant to options exercisable within 60 days of January 24, 2000.

(13) Includes 300,000 shares which may be purchased pursuant to options exercisable within 60 days of January 24, 2000. In Fiscal 2000 these options were divided equally pursuant to a court order as part of a marital dissolution proceeding.

(14) Includes 140,000 shares which may be purchased pursuant to options exercisable within 60 days of January 24, 2000.

(15) Includes 150,000 shares which may be purchased pursuant to options exercisable within 60 days of January 24, 2000.

         The mailing address for each of these individuals is c/o Aura Systems, Inc., 2335 Alaska Avenue, El Segundo, CA 90245.




a)       ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None.

                                     PART IV


ITEM 14.     FINANCIAL STATEMENTS, SCHEDULES, REPORTS ON FORM 8-K AND EXHIBITS

       (a) Documents filed as part of this Form 10-K:

              (1)    Financial Statements

       See Index to Consolidated Financial Statements at page F-1

              (2)    Financial Statement Schedules

       See Index to Consolidated Financial Statements at page F-1

              (3)    Exhibits

       See Exhibit Index

       (b)    Reports on Form 8-K

       No reports on Form 8-K were filed in the quarter ended February 28, 1999.

                                INDEX TO EXHIBITS

                            Description of Documents

        3.1(1)    Certificate of Incorporation of Registrant.
        3.2(1)    Bylaws of Registrant.
       10.1(1)    Aura Systems, Inc. 1987 Stock Option Plan for Non-Employee
                  Directors.
       10.2(1)    Form of Aura Systems, Inc. Non-Statutory Stock Option
                  Agreement.
       10.3(1)    Deed of Trust and  Assignment  of Rents,  dated as of February
                  27,  1989,  by  the  Registrant  in  favor  of  Chicago  Title
                  Insurance  Company,  as  Trustee,  for  the  benefit  of  City
                  National Bank.
       10.4(2)    Indenture,  dated as of March 1, 1989,  between the Registrant and Interwest  Transfer Co., Inc. as Trustee,  relating to the
                  7% Secured Convertible Non-Recourse Notes due 1999.
       10.5(2)    Form of 7% Secured Convertible Non-Recourse Notes due 1999.
       10.6(2)    Deed of  Trust,  Assignment  of Leases  and Rents and  Fixture
                  Filing,  dated as of March 1, 1989, by the Registrant in favor of Ticor Title Insurance Company, as Trustee,  for the benefit
                  of  Interwest   Transfer  Co.,  Inc.,  as  trustee  under  the
                  Indenture.
       10.7(3)    Form of 7% Secured Convertible Non-Recourse Note due 2000.
       10.8(4)    1989 Stock Option Plan.
       10.9(5)    Joint  Development  and License  Agreement,  dated  August 24,
                  1992, between the Registrant and Daewoo Electronics Co., Ltd.
       10.10(6)   Agreement, dated September 23, 1993, between the Registrant and Burlington Technopole SDN. BHD.
       10.11(7)   Dedicated  Supplier  Agreement,  dated  December  2,  1993, between  the  Registrant  and Daewoo Electronics Co., Ltd.
       10.12(8)   Form of 7% Secured Convertible Non-Recourse Note due 2002.
       10.13(9)   Agreement dated July 19, 1995 between the Company and K&K
                  Enterprises.
       10.14(9)   Agreement dated July 19, 1995 between the Company and K&K
                  Enterprises.
       10.15(9)   Agreement dated July 12, 1995 between the Company and K&K
                  Enterprises.
       10.16(9)   Agreement dated July 12, 1995 between the Company and K&K
                  Enterprises.
       10.17(9)   Stock Purchase and Sale Agreement dated April 30, 1996 between the Company and MYS Corporation
       10.18(9)   Joint Venture Agreement dated July 26, 1995 between the
                  Company and Microbell
       10.19      AuraSound Asset Purchase
       10.19.1    Asset  Purchase   Agreement   dated  December  1,  1999  among
                  AuraSound, Inc., Aura Systems, Inc., AlgoSound, Inc., and Algo
                  Technology, Inc.
       10.19.2    Amendment dated December 22, 1999 to Asset Purchase Agreement dated December 1, 1999.
       10.19.3    Assignment  and License  Agreement  as of July 15, 1999
                  between Speaker Acquisition  Sub,  Algo Technology, Inc., Aura
                  Systems, Inc., AuraSound Inc.
       10.20      MYS Stock Purchase
       10.20.1    Escrow  Agreement  as of March 26,  1999  among  the  Company,
                  Inc.,Yoshikazu Masayoshi,  Sadao Masayoshi,  Sachie Masayoshi,
                  Kazuaki  Masayoshi,  and Wolf Haldenstein Adler Freeman & Herz
                  LLP.
       10.20.2    Promissory  Note in the amount of  $1,000,000  dated March 26,
                  1999  payable to the  Company by  Yoshikazu  Masayoshi,  Sadao
                  Masayoshi, Sachie Masayoshi and Kazuaki Masayoshi.
       10.20.3    Promissory  Note in the amount of  $3,200,000  dated March 26,
                  1999  payable to the  Company by  Yoshikazu  Masayoshi,  Sadao
                  Masayoshi, Sachie Masayoshi and Kazuaki Masayoshi.
       10.20.4    Stock  Purchase  Agreement  dated March 26,  1999  between the
                  Company  and  Yoshikazu  Masayoshi,  Sadao  Masayoshi,  Sachie
                  Masayoshi and Kazuaki Masayoshi.
       10.21      Agreement with RGC International Investors, LDC
       10.21.1    First  Amendment to Security  Agreement dated October 22, 1999 between RGC International Investors, LDC and the Company.
       10.21.2    Settlement  Agreement and Complete Release of all Claims dated
                  October 22, 1999 between RGC International Investors, LDC, and the Company
       10.21.3    Stock Purchase Warrant issued to RGC International Investors,
                  LDC by the Company.  10.21.4 Amended and Restated  Convertible
                  Senior Secured Note dated October 7, 1998 in the amount of
                  $3,000,000 issued to RGC International Investors, LDC by the
                  Company.
       10.22      Settlement Agreement and Release of Claims dated as of
                  December 1, 1999 between JNC  Opportunity Fund, Ltd., and the
                  Company.
       10.23      Payment  Agreement by and between  Credit  Managers
                  Association  of California and Aura Systems, Inc.
       21.1       Aura Systems, Inc. and Subsidiaries

       EX-27      Data Schedule

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

                                                   AURA SYSTEMS, INC.

Dated:   February 7, 2000
                                                   By:      /s/   Zvi Kurtzman
                                                              Zvi Kurtzman
                                                       Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

Signatures                   Title                       Date


/s/Zvi Kurtzman                          Chief Executive Officer and Director                  February 7, 2000
---------------------------------
Zvi Kurtzman                             (Principal Executive Officer)

/s/Steven C. Veen                        Senior Vice President,                                February 7, 2000
---------------------------------
Steven C. Veen                           Chief Financial Officer
                                         (Principal Financial and Accounting
                                          Officer)

/s/Gerald S. Papazian                    President and Director                                February 7, 2000
---------------------------------
Gerald Papazian

/s/Arthur J. Schwartz                    Executive Vice President and Director                 February 7, 2000
---------------------------------
Arthur J. Schwartz

/s/Neal Kaufman                          Senior Vice President and Director                    February 7, 2000
---------------------------------
Neal B. Kaufman

/s/Cipora Kurtzman Lavut                 Senior Vice President and Director                    February 7, 2000
---------------------------------
Cipora Kurtzman Lavut

                                         Director                                              February 7, 2000
---------------------------------
Ashok Dewan

/s/Salvador Diaz-Verson, Jr.             Director                                              February 7, 2000
---------------------------------
Salvador Diaz-Verson, Jr.

                                         Director                                              February 7, 2000
---------------------------------
Stephen A. Talesnick

/s/Harvey Cohen                          Director                                              February 7, 2000
---------------------------------
Harvey Cohen





                               AURA SYSTEMS, INC.
                                AND SUBSIDIARIES


                   Index to Consolidated Financial Statements


    Independent Auditors' Report on Consolidated Financial Statements and
           Financial Statement Schedule                                                                          F-2
    Consolidated Financial Statements of Aura Systems, Inc. and Subsidiaries:
    Consolidated Balance Sheets-February 28, 1999 and February 28, 1998                                       F-3 to F-4
    Consolidated Statements of Operations and Comprehensive Income (Loss) -
            Years ended  February 28,  1999,  February 28, 1998 and February 28,
    1997 F-5 Consolidated Statements of Stockholders' Equity (Deficit)-Years ended
           February  28,  1999,  February  28,  1998 and  February  28, 1997 F-6
    Consolidated Statements of Cash Flows-Years ended February 28, 1999,
           February 28, 1998 and February 28, 1997                                                            F-7 to F-8

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

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of
   Aura Systems, Inc.
El Segundo, California


We have audited the consolidated balance sheets of Aura Systems, Inc. and subsidiaries as of February 28, 1999, and February 28, 1998 and the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficit), and cash flows for each of the three years in the period ended February 28, 1999 and the related financial statement schedule listed in the accompanying Index at Item 14. These consolidated financial statements, and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aura Systems, Inc. and subsidiaries as of February 28, 1999, and February 28, 1998 and the results of their operations and their cash flows for each of the three years in the period ended February 28, 1999, and the financial statement schedule presents fairly, in all material respects, the information set forth therein, all in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming Aura Systems, Inc. will continue as a going concern. As discussed in note 1 to the consolidated financial statements, the Company has generated significant losses from operations, all major debt obligations were in default as of year-end and the Company is currently in the process of restructuring all major debt obligations. If the Company continues to suffer recurring losses from operations and continues to have a net capital deficiency, there may be substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1.

/s/ Pannell Kerr Forster
Certified Public Accountants
A Professional Corporation

Los Angeles, California  90017
February 4, 2000

                                                AURA SYSTEMS, INC.
                                                 AND SUBSIDIARIES

                                            Consolidated Balance Sheets

                                              February 28,          February 28,
                                                1999                  1998
ASSETS
CURRENT ASSETS:
   Cash and equivalents                    $    3,822,210        $    6,079,411
   Receivables, net                             8,380,414            54,418,141
   Inventories                                 18,477,058            58,713,875
   Prepayments                                  3,435,645            13,326,789
   Other current assets                         2,124,535             5,925,642
   Deferred income taxes                               --               838,000
   Note receivable                                250,000                    --
                                            -------------         -------------

         Total current assets                  36,489,862           139,301,858
                                            -------------         -------------

PROPERTY AND EQUIPMENT, AT COST                47,976,699            66,667,671
   Less accumulated depreciation and
   amortization                               (10,994,734)          (11,888,586)
                                        -----------------        --------------
         Net property and equipment            36,981,965            54,779,085

JOINT VENTURES                                         --             6,903,918
LONG-TERM Investments                           2,923,835             7,476,299
long-term receivables                           2,500,000             3,627,098
Patents and trademarks-Net                      5,293,278             6,410,771
GOODWILL-NET                                    5,383,208             6,146,642
OTHER ASSETS                                      571,244             2,656,958
                                            -------------         -------------
         Total                               $ 90,143,392        $  227,302,629
                                           ==============         =============



          See accompanying notes to consolidated financial statements.

                               AURA SYSTEMS, INC.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets

                                              February 28,          February 28,
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)    1999                  1998
                                              -----------           -------
CURRENT LIABILITIES:
   Notes payable                           $    8,787,113         $  31,147,572
   Convertible note, unsecured                  2,000,000                    --
   Accounts payable                            22,515,842            43,995,364
   Accrued expenses                             8,056,783             3,990,027
                                            -------------         -------------
         Total current liabilities             41,359,738            79,132,963
                                            -------------         -------------
                                               25,955,529             3,282,003
                                            -------------         -------------
NOTES PAYABLE AND OTHER LIABILITIES

convertible Notes-SECURED                       4,000,000             2,112,900
                                            -------------         -------------
CONVERTIBLE NOTES-UNSECURED                    32,481,782            15,500,000
                                            -------------         -------------
MINORITY INTERESTS IN SUBSIDIARY                       --            10,372,895
                                            -------------         -------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY (DEFICIT):
   Common stock par value $.005 per share
   and additional paid in capital. Issued
   and outstanding 107,752,042 and
   80,001,244 shares respectively.            218,693,245           199,100,614

   Cumulative currency translation
   adjustment (CTA)                              (365,932)               40,642
   Accumulated deficit                       (231,980,970)          (82,239,388)
                                           --------------        --------------

    Total stockholders' equity (deficit)      (13,653,657)          116,901,868
                                           --------------          -----------
         Total                             $   90,143,392         $227,302,629
                                            =============          ===========





          See accompanying notes to consolidated financial statements.

                                                AURA SYSTEMS, INC.
                                                 AND SUBSIDIARIES
                               Consolidated  Statements of Operations and  Comprehensive
                                     Loss Years ended February 28, 1999,  February 28,
                                                1998 and February 28, 1997
                                                              1999                  1998                  1997
                                                           -------------         -------------         -------
Net Revenues                                                 $81,518,162          $136,715,385          $109,950,202
Cost of GOODS AND OVERHEAD                                   158,024,723           101,622,051            86,350,828
                                                           -------------         -------------         -------------

GROSS PROFIT (LOSS)                                          (76,506,561)           35,093,334            23,599,374
                                                           --------------        -------------         -------------

EXPENSES:
   Research and development                                    2,831,847             1,395,160             6,022,586
   Impairment of long-lived assets                             9,403,687                    --                    --
   Selling, general and administrative expenses               74,419,812            45,018,066            18,761,123
                                                           -------------         -------------         -------------
         Total expenses                                       86,655,346            46,413,226            24,783,709
                                                           -------------         -------------         -------------

(LOSS) FROM OPERATIONS                                      (163,161,907)          (11,319,892)           (1,184,335)

OTHER (INCOME) AND EXPENSE

   Gain on sale and issuance of subsidiary  stock and
   other assets                                               (1,042,665)          (12,952,757)             (250,000)
   Legal settlements                                           7,717,518             1,700,000                    --
   Equity in losses of unconsolidated joint ventures           6,268,384             1,937,747                    --
   Loss on disposal of assets                                  1,188,329                    --                    --
   Loss on disposal of investment                              4,877,839                    --                    --
   Termination of license arrangement                                 --             3,114,030                    --
   Interest income                                              (184,168)             (224,385)             (475,758)
   Interest expense                                           12,198,858             7,051,654             1,891,692
                                                           -------------         -------------         -------------

(LOSS) BEFORE INCOME TAXES AND OTHER ITEMS
                                                            (194,186,002)          (11,946,181)           (2,350,269)
   Provision (benefit) for taxes                                 570,651            (1,256,046)              570,484
   Minority interests in consolidated subsidiary:
     Income                                                           --               946,405                    --
     Loss                                                     10,372,895                    --                    --
   Loss in excess of basis of consolidated subsidiary

     Aura                                                      8,080,695                    --                    --
     Minority interests                                       26,561,481                    --                    --
                                                          --------------         -------------         -------------

NET (LOSS)                                                  (149,741,582)          (11,636,540)           (2,920,753)
                                                          --------------=       --------------=        -------------=

Other comprehensive income (loss), net of taxes:
   Foreign currency translation adjustments                     (406,574)                   --                40,642
                                                          ---------------       --------------         -------------
Comprehensive loss                                        $ (150,148,156)       $  (11,636,540)        $  (2,880,111)
                                                          ===============        ==============         =============

NET (LOSS) PER COMMON SHARE                               $        (1.74)       $         (.15)        $        (.04)
                                                          ===============        ==============         =============

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES                                              85,831,688            79,045,290            68,433,521
                                                           =============         =============         =============

          See accompanying notes to consolidated financial statements.

                                                AURA SYSTEMS, INC.
                                                 AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity (Deficit)

     Years ended February 28, 1999, February 28, 1998 and February 28, 1997

                                                                                          Accumulated
                                                         Additional                          other
                                         Common Stock            Paid-in         Accumulated     Comprehensive
                                       Shares      Amount        Capital           Deficit      (CTA) Income (Loss)   Total

Balances at February 29, 1996           62,222,438  $311,112      $166,534,089     $(67,682,095)    $      --   $99,163,106


Private placements, net of
 issuance cost                             385,000     1,925         1,499,575               --            --     1,501,500
Notes payable converted                 12,815,368    64,077        24,679,389               --            --    24,743,466
Exercise of warrants                       300,000     1,500           598,500               --            --       600,000
Exercise of stock options                   10,000        50            34,950               --            --        35,000
Stock issued to acquire assets             748,860     3,744         2,310,882               --            --     2,314,626
Other comprehensive income (CTA)                --        --                --               --        40,642        40,642
Net (loss)                                      --        --                --       (2,920,753)                 (2,920,753)
                                       -----------    ------     -------------       -----------     --------    -----------

Balances at February 28, 1997           76,481,666   382,408       195,657,385      (70,602,848)       40,642   125,477,587

Notes payable converted                  3,164,001    15,820         4,528,958               --            --     4,544,778
Exercise of warrants                       241,688     1,208           583,642               --            --       584,850
Exercise of stock options                   25,000       125            51,375               --            --        51,500
Proceeds from issuance of
 warrants                                       --        --           900,000               --            --       900,000
Repurchase of warrants                          --        --        (1,679,956)              --            --    (1,679,956)
Stock issued to acquire assets              88,889       445           199,555               --            --       200,000
Expenses of issuances                           --        --        (1,540,351)              --            --    (1,540,351)
Net (loss)                                      --        --                --      (11,636,540)                (11,636,540)
                                       -----------    ------     -------------      ------------     --------   ------------

Balances at February 28, 1998           80,001,244   400,006       198,700,608      (82,239,388)       40,642   116,901,868

Notes payable converted                 16,513,282    82,566        10,126,867               --            --    10,209,433
Exercise of warrants                     7,475,383    37,377         7,971,198               --            --     8,008,575
Exercise of stock options                   50,000       250           102,750               --            --       103,000
Stock issued to acquire assets             114,833       574            28,134               --            --        28,708
Private placements                       3,597,300    17,986         1,779,656               --            --     1,797,642
Expenses of issuances                           --        --          (554,727)              --            --      (554,727)
Other comprehensive income (CTA)                --        --                --               --      (406,574)     (406,574)
Net (loss)                                      --        --                --     (149,741,582)           --  (149,741,582)


Balances at February 28, 1999          107,752,042  $538,759      $218,154,486    $(231,980,970)    $(365,932) $(13,653,657)
                                    ==============  ========   ===============    ============== ============= =============



          See accompanying notes to consolidated financial statements.

                                                AURA SYSTEMS, INC.
                                                 AND SUBSIDIARIES


                                       Consolidated  Statements  of  Cash  Flows
                      Years ended February 28, 1999, February 28, 1998 and February 28, 1997


                                                                           1999              1998              1997

                                                                           ----              ----              ----
Cash flows from operating activities:
    Net loss                                                        $(149,741,582)       $(11,636,540)      $(2,920,753)
                                                                    --------------         ----------         ---------
    Adjustments to reconcile net loss to net
    cash used by operating activities:
    Depreciation and amortization                                       12,985,278          8,362,110         4,797,436
    Provision for environmental cleanup                                     44,516             40,597            37,021
   (Gain) Loss on disposition of assets                                  6,066,168           (555,326)         (255,665)
    Equity in losses of unconsolidated joint ventures                    6,268,384          1,937,747                --
    Gain on sale of subsidiary and other stock investments                (262,804)       (12,144,740)               --
    Impairment of long-lived assets                                      9,403,687                 --         2,005,000
    Foreign currency translation adjustment                               (406,574)                --           172,617
    Assets-(Increase) Decrease:
     Receivables                                                        46,037,727           (674,443)      (12,830,713)
     Inventories                                                        40,236,817        (24,866,579)       (9,410,343)
     Prepayments                                                         9,891,144         (5,631,521)               --
     Other current assets                                                3,801,107         (5,534,281)        1,245,613
     Deferred income taxes                                                 838,000           (940,000)               --
    Liabilities-Increase (Decrease):
     Accounts payable                                                  (21,479,522)        20,279,113         3,270,971
     Accrued expenses                                                    4,614,005          2,086,583           323,435
     Litigation and other liabilities                                    7,389,649           (345,372)               --
                                                                      ------------        ------------      -----------
    Total adjustments                                                 125,427,582         (17,986,112)      (11,986,546)
                                                                      -----------          ----------        ----------
         Net cash used by operating activities                        (24,314,000)        (29,622,652)      (13,565,381)
                                                                      ------------         ----------      -------------
Cash flows from investing activities:
   Proceeds from sale of assets                                          2,721,000            920,000           286,217
   Purchase of property and equipment                                   (2,143,237)        (1,910,214)       (8,606,686)
   Manufacture of special tools and equipment                           (1,910,611)       (16,096,180)      (16,539,899)
   Purchase of subsidiary                                                       --                 --        (1,101,278)
   Investment in joint ventures                                           (164,466)         1,202,138        (3,163,475)
   Long-term investments                                                (4,940,000)        (1,117,465)       (2,430,756)
   Long-term receivables                                                 3,436,809          3,347,144        (2,450,959)
   Patents and trademarks                                                 (467,167)        (1,903,718)         (696,677)
   Goodwill and other assets                                             1,425,794         (2,398,400)         (645,241)
   Proceeds from subsidiary stock                                        1,611,873          5,472,656                --
                                                                       -----------        -----------       -----------
         Net cash used by investing activities                            (430,005)       (12,484,039)      (35,348,754)
                                                                       ------------        ----------=       -----------




           See accompanying notes to consolidated financial statements

                                                AURA SYSTEMS, INC.
                                                 AND SUBSIDIARIES
                                       Consolidated Statements of Cash Flows

                                                              1999            1998             1997
                                                              ----            ----             ----
     Cash flows from financing activities:
        Net proceeds from borrowings                    $17,922,584      $26,287,632       $  9,772,600
        Repayment of notes payable                       (3,396,083)     (10,874,683)        (2,624,214)
        Proceeds from exercise of options                   103,000               --                 --
        Net proceeds from issuance of common stock        1,675,873          636,350          2,136,500
        Net proceeds from exercise of warrants            7,884,325               --                 --
        Proceeds from issuance of warrants                       --          900,000                 --
        Net proceeds from issuance of convertible notes
                                                         11,720,000       13,959,649         24,841,239
        Repayment of convertible notes                   (3,050,000)      (5,905,223)                --
        Minority interest adjustment                    (10,372,895)      17,749,979                 --
        Repurchase of warrants                                   --       (1,679,956)                --
                                                       ------------        ---------        -----------
            Net cash provided by financing activities    22,486,804       41,073,748         34,126,125
                                                       ------------       ----------        -----------
              Net decrease in cash and equivalents       (2,257,201)      (1,032,943)       (14,788,010)
     Cash and equivalents at beginning of year            6,079,411        7,112,354         21,900,364
                                                       ------------      -----------         ----------
     Cash and equivalents at end of year               $  3,822,210     $  6,079,411       $  7,112,354
                                                       ============      ===========        ===========
     Supplemental disclosures of cash flow
      information:
        Cash paid during the year for:
          Interest                                     $  3,374,992     $  6,280,859         $1,065,796
                                                       ============      ===========          =========
          Income Taxes                                 $  2,244,762     $    186,310       $      8,000
                                                       ============      ===========        ===========

     Supplemental disclosures of non-cash investing and financing activities:

     During the year ended February 28, 1997, the Company issued 748,860 shares in connection with the acquisitions of MYS Corporation., Phillips Sound Labs and Revolver U.K. Limited valued at $2,314,626. During the year ended February 28, 1997, $25,900,000 of convertible notes and accrued interest were converted into 12,815,368 shares of common stock.

     During the year ended February 28, 1998, $4,544,778 of convertible notes and accrued interest were converted into 3,164,001 shares of common stock. Effective January 29, 1998, the Company executed a contract to purchase title and interest to the "Aura" trademark name in several locations in Europe, Hong Kong and Taiwan. Partial consideration paid included $200,000 worth of Aura common stock or 88,889 shares, and $1,587,678 of operating assets transferred to the seller of the trademark name. During the year ended February 28, 1998 the Company entered into financing arrangements whereby it acquired assets for notes payable in the amount of $493,781.

     During the year ended February 28, 1999, $10,209,433 of convertible notes and accrued interest were converted into 16,513,282 shares of common stock. Additionally, 90,510 shares of common stock were issued for services received totaling $90,510. During the year ended February 28, 1999, 2,000,000 shares of the Company's investment in NewCom Inc., valued at $2,820,000, were surrendered to a NewCom creditor pursuant to a security agreement that collateralized a NewCom note in the amount of $1,000,000.

     During the year ended February 28, 1999, $800,000 in joint ventures assets were transferred to long term investments. During the year ended February 28, 1999, the Company sold a stock investment for $5,499,000, of which $2,750,000 was recorded as a note receivable. During the year ended February 28, 1999, the Company assumed explicitly certain obligations of NewCom, effectively transferring approximately $9,900,000 from current notes and trade payables to litigation payable. The $9,900,000 represents NewCom obligations guaranteed by the Company, including a line of credit with a commercial lending institution and two other trade creditors.

                           See  accompanying  notes  to  consolidated  financial
statements.

                               AURA SYSTEMS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

     Years ended February 28, 1999, February 28, 1998 and February 28, 1997

(1)      Business and Summary of Significant Accounting Policies

         Business

                    Aura Systems, Inc. ("Aura" or the "Company"), a Delaware corporation, is engaged in the development, commercialization and sales of products, systems and components using its patented and proprietary electromagnetic and electro-optical technology.

         In 1994, the Company founded its subsidiary NewCom, Inc. ("NewCom"), a Delaware corporation, which was engaged in the manufacture, packaging, selling and distribution of computer related communications and sound related products, including modems, CD-ROMs, sound cards, speaker systems and multimedia products, thereby expanding its presence in the growing multimedia, communication and sound-related consumer electronics market. NewCom ceased operations in 1999.

         The Company acquired 100% of the outstanding shares of MYS Corporation of Japan ("MYS") in 1996 to expand the range of its sound products and speaker distribution network. Subsequent to Fiscal 1999, the Company sold MYS to its management.

         The Company is involved in the application of its technology to a variety of products and services and, as such, faces substantial competition from companies offering different and competitive technologies.

         The Company believes the principal competitive factors in the markets for the Company's products include the ability to develop and market technologically advanced products to meet changing market conditions, price, reliability, product support and the ability to secure sufficient capital resources for the often substantial periods between technological concept and commercialization. The Company's ability to compete will also depend on its continued ability to attract and retain skilled and experienced personnel, to develop and secure patent and other protection for its technology and to exploit commercially its technology prior to the development of competing products by others.

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

         Basis of Presentation and Going Concern

     The accompanying consolidated financial statements of the Company have been prepared on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities, except as otherwise disclosed, in the normal course of business. However, as a result of the Company's losses from operations and inability to service its debt obligations, such realization of assets and liquidation of liabilities is subject to significant uncertainties. Further, the Company's ability to continue as a going concern is dependent upon the successful restructuring of obligations, achievement of profitable operations and the ability to generate sufficient cash from operations and financing sources to meet the restructured obligations. Management is currently seeking or obtaining additional sources of funds and the Company has restructured a significant portion of its debt obligations. The Company intends to focus its business on the AuraGen line of products. Except as otherwise disclosed, the consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the possible inability of the Company to continue as a going concern as otherwise disclosed.

         Principles of Consolidation

         The consolidated financial statements include accounts of the Company and its wholly owned subsidiaries, MYS and its subsidiaries Audio-MYS, MYS America and MYS U.S.A, Aura Ceramics, Inc., Aura Sound Inc. and
         Electrotec Productions, Inc. (and its wholly owned subsidiary Electrotec Europe). For the years ended February 28, 1998 and 1997, the Company's interest in NewCom, a majority owned subsidiary, is reported on a consolidated basis, the consolidated financial statements include 100 percent of the assets and liabilities of the subsidiary, and the ownership percentage of minority interests is recorded as "Minority Interests in Subsidiary." In February 1999, the Company reduced its interest in NewCom to approximately 41%. Accordingly, for the year ended February 28, 1999, the Statement of Operations and Comprehensive Loss reflects the operating results of NewCom through the period of majority ownership. The balance sheet as of February 28, 1999 reflects the Company's investment on an equity basis of accounting. In consolidation, all significant intercompany balances and transactions have been eliminated.

         For the year ended February 28, 1999, the Company's losses from NewCom, on a consolidated basis, were in excess of the Company's allocation of losses as accounted for under the equity method. In accordance with Accounting Principles Board Opinion No. 18 "The Equity Method of Accounting for Investments in Common Stock" the Company has recognized losses up the amount of their investment, advances, and guarantees of indebtedness. Losses related to the consolidation of NewCom in excess of losses appropriate under the equity method, in the amount of $8,080,695, are reflected as an other item in the Statement of Operations and Comprehensive Loss.

         For the year ended February 28, 1999, the minority interest in loss of subsidiary are in excess of minority interests investments. The minoritiy interests loss in excess of investment in the amount of $26,561,481, are reflected as an Other Item in the Statement of Operations and Comprehensive Loss.

         Revenue Recognition

         The Company recognizes revenue for product sales upon shipment. The Company provides for estimated returns and allowances based upon experience. The Company also earns a portion of its revenues from license fees, and generally records these fees as income when the Company has fulfilled its obligations under the particular agreement.

         Comprehensive Income

         In March 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This standard requires that an enterprise classify items of other comprehensive income by their nature in a financial statement; display the accumulated balances of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. the Company adopted SFAS 130 in Fiscal 1999. The adoption of this statement did not have any impact on the Company's results of operations, financial position, or cash flows.

         Cash Equivalents

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

         Goodwill

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

         Inventories

         Inventories are stated at the lower of (first-in,first-out) or market.

         Per Share Information

         The consolidated net loss per common share is based on the weighted average number of common shares outstanding during the year. Common share equivalents have been excluded since inclusion would dilute the reported loss per share.

         Patents and Trademarks

     The Company capitalizes the costs of obtaining or acquiring patents and trademarks. Amortization of patent costs is provided for by the straight line method over the shorter of the legal or estimated economic life. If a patent or trademark is rejected, abandoned, or otherwise invalidated the un-amortized cost is expensed in that period.

         Joint Ventures

         The Company initially records investments in joint ventures at cost. These cost amounts are adjusted quarterly to reflect the Company's share of venture income or losses.

         Impairment of long-lived assets

         The Company reviews long-lived assets and identifiable intangibles whenever events or circumstances indicate that the carrying amount of such assets may not be fully recoverable. The Company evaluates the recoverability of long-lived assets by measuring the carrying amounts of the assets against the estimated undiscounted cash flows associated with these assets. At the time such evaluation indicates that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the assets' carrying value, the assets are adjusted to their fair values (based upon discounted cash flows).

         During 1999, the Company's management redirected its strategy to focus on the AuraGen production. The Company made the decision to cease operations in various divisions, reduce overhead and sell or lease Company assets that were not compatible with the Company's strategy. Management reviewed the estimated future cash flows related to these operations and deemed them to be insufficient to fully recover the carrying value of the assets. Accordingly, the Company has recognized an $9,403,687 impairment expense to reduce the assets to their estimated fair value. The impairment includes a write down of property and equipment and goodwill of $8,893,259 and $510,428, respectively.

         Research and Development

         Research and development costs are expensed as incurred.

         Advertising Costs

         Advertising costs are expensed as incurred. Advertising charged to expense in Fiscal 1999, 1998 and 1997 approximated $ 9.4 million, $5.8 million and $4.5 million, respectively, including approximately nil, $300,000 and $700,000 for the production of the advertising, which is continuing to be used but has been expensed.

         Buildings, Equipment and Leasehold Improvements

         Buildings, equipment and leasehold improvements are stated at cost and are being depreciated using the straight-line method over their estimated useful lives as follows:

                           Buildings                           40 years
                           Machinery and equipment           5-10 years
                           Furniture and fixtures               7 years
                           Leasehold improvements         Life of lease

         During 1999 and 1998, the Company capitalized costs of $1,910,611 and $16,096,180, respectively, on special tools and equipment, which have been designed for the manufacturing and development of actuators, speakers and related products, automotive products, actuator mirror array wafers and internet access and multimedia computer products. The capitalized amounts, included in machinery and equipment, include allocated costs of direct labor and overhead. During 1999, management reduced previously capitalized amounts to their estimated fair value, due to impairment of assets. See note on Impairment of long-lived assets.

                           Depreciation and  amortization  expense of buildings,
         machinery and equipment, furniture and fixtures and leasehold improvements approximated $11.9 million, $5.4 million and $3.2 million for Fiscal 1999, 1998 and 1997, respectively.

         Product Return Risks

         The Company has been exposed to the risk of product returns from its retailer mass merchant and distributor customers as a result of several factors, including returns from their customers, contractual stock rotation privileges, returns of defective products or product components, primarily through NewCom. In addition, the Company generally accepts returns of unsold product from customers with whom the Company has severed its customer relationship. Overstocking by the Company's customers could lead to higher than normal returns, which could have a material adverse effect on the Company's results of operations. The Company also has a policy of offering price protection to its customers for some or all of their inventory, whereby when the Company reduces its prices for a product, the customer receives a credit for the difference between the original purchase price of the product and the Company's reduced price for the product. As a result of this policy, significant reductions in price have had, and may in the future have, a material adverse effect on the Company's results of operations. In management's opinion, the financial statements include adequate provisions to reserve for future product returns.

(2)      Receivables

         Receivables consist of the following:

                                                                     1999              1998
                                                                     ----              ----
         Commercial receivables:
           Amounts billed                                         $16,548,666       $59,277,378
           Recoverable costs and accrued profits not billed                --           931,056
                                                                  -----------       -----------
               Total commercial receivables                        16,548,666        60,208,434

         Advances due from related parties                            102,773           210,837
         Less  allowance  for  uncollectible  receivables  and     (8,271,025)       (6,001,130)
                                                                  -----------        ----------
         sales returns

                                                                   $8,380,414       $54,418,141

         Bad debt expense was approximately $13.3 million, $3.6 million and $.7 million in Fiscal 1999, 1998 and 1997 respectively.

(3)      Long Term Investments

         Long-term investments consist of the following:

                                               1999                      1998
                                               ----                      ----

         Telemac Cellular C            $           --                $4,782,500
         Aquajet Corporation                  923,835                   883,834
         Alaris Industries,                 1,200,000                 1,200,000
         Other                                800,000                   609,965
                                           ----------               -----------
                                           $2,923,835                $7,476,299
                                           ==========                ==========

     During Fiscal 1999, the Company sold a portion of its shares in Telemac Cellular Corp.(Telemac) back to Telemac. The Company then entered into a cancellation of shares agreement whereby it tendered its shares to Telemac in exchange for a note receivable from Telemac resulting in a gain recognized of approximately $850,000.

         In February 1998, NewCom, Inc. entered into an Equipment Buy-Sell Agreement with Fourth Communications Network ("FCN") whereby NewCom purchased 200,000 shares of FCN Series F Preferred Stock, which is convertible into Common Stock at a conversion price of $25.00 per share, and received warrants to purchase 200,000 shares of Common Stock at $15.00 per share, in consideration of a cash payment of $5,000,000 of which $150,000 was paid in February 1998 with the balance of $4,850,000 paid in March 1998. In Fiscal 1999, NewCom pledged the investment as collateral to a secured creditor. The investment has been foreclosed upon.

(4)      Joint Ventures and Other Agreements

    (a)  Malaysian Joint Venture

         In 1993, the Company entered into an agreement with Burlington Technopole SDN. BHD., a Malaysian corporation (Burlington) for the formation of a joint venture to manufacture and sell speakers using Aura's proprietary technology. In Fiscal 1999 the joint venture was terminated, and a total of $1,064,911 in joint venture losses and write-off's were recorded during Fiscal 1999.

    (b)  Aura-Dewan Joint Venture

         In 1995, the Company entered into an agreement with K&K Enterprises of India ("K&K") for the formation of a joint venture to manufacture and sell speakers using Aura's proprietary technology. In 1995 the Company also entered into an agreement with K&K for the formation of a joint venture to manufacture Aura's Bass ShakerTM. In Fiscal 1999 the joint venture was terminated, and a total of $534,911 in joint venture losses and write-off's were recorded during Fiscal 1999. The Company's remaining investment in property of the joint venture, for the amount of $800,000 has been reclassified to long term investments.

    (c)  Daewoo Agreement

         In 1992, the Company entered into a joint development and licensing agreement with Daewoo Electronics Co., Ltd. ("Daewoo") to develop and commercialize televisions using Aura's AMA(TM) display technology. Aura is to receive a fixed royalty (depending on television size), for each television set manufactured by Daewoo or licensed by Daewoo to a third party. Due to Daewoo's existing financial difficulties, it is currently undeterminable if Daewoo will be able to commercialize a television using Aura's AMA(TM) display technology.

    (d)  Eric Joint Venture

         In 1997, the Company entered into an agreement with the European Group to form a joint venture for sales, marketing and further development of motion base simulators using the Company's proprietary technology. In Fiscal 1999, as a result of financial crisis the Company ceased on its commitment to continue to develop improvements to the Company's motion base simulator technology. The parties agreed to terminate the joint venture, and $3,856,091 was written-off to loss in joint ventures.

    (e)  Microbell Joint Venture

         In 1995 the Company entered into an agreement with Microbell to form a joint venture to further develop and commercialize patented and proprietary technology developed by Microbell.
         Aura's inability to continue to fund the joint venture as required, the joint venture was terminated, and $635,902 was written-off to loss in joint venture.

(5)      Related Party Transactions

         Notes and advances due from related parties, aggregated $102,773 and $210,837 at February 28, 1999 and February 28, 1998, respectively, included in current receivables, and $0 and $19,000 included in

(6)      Inventories

         Inventories, stated at the lower of cost (first-in, first-out) or market, consist of the following:

                                               1999                  1998
                                               ----                  ----
         Raw materials                      $11,318,263           $19,202,024
         Finished goods                      15,034,795            44,046,851
         Reserves for product obsolence      (7,876,000)           (4,535,000)
                                        ---------------       ---------------
                                            $18,477,058           $58,713,875
                                         ==============        ==============

Inventories at February 28, 1999 and 1998 include approximately $3.5 million and $5.0 million, respectively, that was received subsequent to year end, but was shipped F.O.B. shipping point, requiring the Company to include this amount in its reported inventory and to record the corresponding liability in accounts payable. At February 28, 1999, inventories consist primarily of components and completed units for the Company's AuraGen product, along with speaker components and finished product.


(7)      Property and Equipment

         Property and Equipment, at cost is comprised as follows:
                                               1999                1998
                                              ----                ----
 Land                                     $  3,877,074          $  3,870,361
 Buildings                                   9,396,392             9,366,512
 Machinery and equipment                    32,354,243            48,610,238
 Furniture, fixtures and
   leasehold improvements                    2,348,990             4,820,560
                                          ------------           -----------
                                           $47,976,699           $66,667,671
                                           ===========            ==========

(8)      Notes Payable and Other Liabilities

         Notes Payable and Other Liabilities consist of the following:

         All major debt obligations were in default as of February 28, 1999, see note 21.

                                                   1999             1998
                                                   ----      ---    ----

Litigation payable                               $17,302,047       $        --
Lines of Credit                                    3,000,000         9,569,235
Notes payable-equipment (a)                          194,296         2,870,971
Notes payable-buildings (b)                        8,549,854         3,553,187
Unsecured notes payable (c)                        4,907,068        17,975,000
Unsecured bonds payable (d)                          283,679                --
                                              --------------       -----------
                                                  34,236,944        33,968,393
Less: current portion                              8,787,113        31,147,572
                                              --------------        ----------
Long term portion                                 25,449,831         2,820,821
Reserve for environmental cleanup                    505,698           461,182
                                              --------------       -----------
                                                 $25,955,529       $ 3,282,003
                                              ==============       ===========

   (a) Notes payable-equipment consists of various notes maturing at various dates through September 2000 bearing interest at various rates and are collaterized by equipment.

            (b)
         Notes  payable-buildings  consists of a 1st Trust Deed on a building in
         California,   due  in  Fiscal  2009,   and  a  note  due  October  2000
         collateralized by a building in Malaysia.


    (c)  Unsecured notes payable consists of two notes.

    (d)  There are five unsecured bonds payable.

      Annual maturities of long term notes payable and litigation payable for the next fiscal years are as follows:
                                  Fiscal Year                      Amount

                                  2000                         $8,787,113
                                  2001                          7,825,765
                                  2002                          2,686,351
                                  2003                          2,493,440
                                  2004                            925,941
                                  thereafter                   11,518,334
                                                               ----------
                                                              $34,236,944
                                                               ==========

(9)      Convertible Notes Payable

In Fiscal 1993, the Company issued its Secured 7% Convertible Notes due 2002 in the total amount of $5.5 million. In Fiscal 1999, the remaining $2,122,900 of these notes were redeemed by the Company.


In Fiscal 1997, the Company issued $26,350,000 of unsecured convertible notes due at various dates, $17.9 million of these notes plus accrued interest of $228,534 were converted into 10,069,924 shares of common stock in Fiscal 1997.

In Fiscal 1998, the Company issued $34.5 million of unsecured notes payable to investors. During the fiscal year the Company redeemed $3.8 million of notes issued in Fiscal 1997 and $2 million of notes issued in Fiscal 1998. Additionally, $4.5 million of notes issued in Fiscal 1997 were converted into 3,164,001 shares of common stock. In Fiscal 1999, the Company issued $8 million of unsecured notes payable to investors and $4,662,900 of secured notes payable to investors. During the Fiscal year the Company redeemed $1.6 million of convertible notes issued in Fiscal 1998. Additionally $9,662,184 worth of convertible notes issued in Fiscal 1998 plus interest of $547,249, were converted into 16,513,282 shares of common stock.

(10)     Accrued Expenses

 Accrued expenses consist of the following:

                                                   1999              1998
                                                   ----              ----
Accrued payroll and related expenses             $1,076,185         $1,092,082
Bond interest payable                             4,535,789            880,158
Other                                             2,444,809         2,017,787
                                              -------------         ---------
                                                 $8,056,783        $3,990,027

(11)     Income Taxes

At February 28, 1999, the Company had net operating loss carry-forwards for Federal and state income tax purposes of approximately $216 million and $95 million respectively, which expire through 2014.


Under SFAS 109 "Accounting for Income Taxes" the Company utilizes the liability method of accounting for income taxes. Accordingly, the Company has recorded a deferred tax benefit of approximately $93 million for Fiscal 1999 and $23 million for Fiscal 1998. The Company has also recorded a valuation account to fully offset the deferred benefit due to the uncertainty of the realization of this benefit.

     As of  September  19,  1997,  NewCom,  Inc.  is no longer  included  in the
Company's   consolidated  Federal  tax  return  since  the  Company's  ownership percentage was reduced below 80% as of that date. In connection with the deconsolidation of NewCom, Inc. for Federal income tax reporting purposes, the Company recognized an income tax benefit of approximately $1.3 million for financial reporting purposes in the accompanying statement of operations for Fiscal 1998. The Company's Japanese subsidiary, MYS Corporation, pays income taxes to the Japanese government at an effective rate of approximately fifty eight percent. At February 28, 1999 and February 28, 1998, MYS Corporation had a current income tax receivable and liability of approximately $153,000 and $176,000, respectively.

(12)     Common Stock, Stock Options and Warrants

         The Company has 200,000,000 shares of $.005 par value common stock authorized for issuance.

     The Company has granted nonqualified stock options to certain directors and employees. Options are granted at fair market value at the date of grant, vest immediately, and are exercisable at any time within a five-year period from the date of grant.

         A summary of activity in the directors stock option plan follows:

                                                                    Shares       Exercise Price

         Options outstanding at February 29, 1996                   1,009,578    $1.44-$5.50

         Grants                                                            --               --
         Cancellations                                                     --               --
         Exercises                                                         --               --
                                                                   ----------    -------------
         Options outstanding at February 28, 1997                   1,009,578        1.44-5.50

         Grants                                                        50,000             2.30
         Cancellations                                                      --              --
         Exercises                                                          --              --
         Options outstanding at February 28, 1998                   1,059,578        1.44-5.50

         Grants                                                            --                --
         Cancellations                                                     --                --
         Exercises                                                         --                --
         Expired                                                      499,578         1.44-5.50
                                                               --------------    --------------
         Options outstanding at February 28,1999                      560,000       $2.06-$4.75
                                                               ==============    ==============

                      The following table summarizes information about director stock options at February 28, 1999:


                           Number                                  Weighted              Number
      Range of         Outstanding at         Average          Average Exercise      Exercisable As
Exercise Price             2/28/99       Remaining Life      Price                     of 2/28/99       Exercise Price

       $2.30                 50,000            8.13                   2.30                  50,000            $2.30
       $2.06                400,000            8.36                   2.06                 400,000            $2.06
       $3.06                 70,000            0.33                   3.00                  70,000            $3.06
       $4.75                 40,000            0.09                   4.75                  40,000            $4.75

 (13)    Employee Stock Plans

         The Company has two employee benefit plans: The Employee Stock Ownership Plan (ESOP) and the 1989 Stock Option Plan (the Stock Option
         Plan). A previous plan, the 1989 Employee Stock Ownership Plan, was terminated in Fiscal 1992 and all plan assets were distributed to participants.

         The ESOP is a qualified discretionary employee stock ownership plan that covers substantially all employees. This plan was formally approved by the Board of Directors during Fiscal 1990. The Company made no contributions to the ESOP in Fiscal 1999, 1998 and 1997 respectively.

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

         In October 1995, the Financial Accounting Standards Board issued SFAS No. 123 "Accounting for Stock-Based Compensation," which contains a fair value-based method for valuing stock-based compensation that entities may use, which measure compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. Alternatively, the standard permits entities to continue accounting for employee stock option and similar equity instruments under APB Opinion No. 25, "Accounting for Stock Issued to Employees." Entities that continue to account for stock options using APB Opinion No. 25 are required to make pro forma disclosures of net income and earnings per share, as if the fair value-based method of accounting defined is SFAS No. 123 had been applied. Management accounts for options under APB Opinion No. 25. If the alternative accounting-related provisions of SFAS No. 123 had been adopted as of the beginning of 1995, any effect on 1999, 1998 and 1997 net loss and loss per share would have been immaterial.

         A summary of activity in the employee stock option plan is as follows:

                                                                    Shares         Exercise Price

         Options outstanding at February 29, 1996                   3,889,800          $1.44-7.31
                                                                  -----------       -------------

         Grants                                                            --                  --
         Cancellations                                                     --                  --
         Exercises                                                    (10,000)               3.50

         Options outstanding at February 28, 1997                   3,879,800           1.44-7.31
                                                                    ---------       -------------

         Grants                                                     2,983,000           1.79-2.15
         Cancellations                                             (3,002,800)          1.44-3.06
         Exercises                                                    (25,000)               2.06
                                                                  -----------       -------------

         Options outstanding at February 28, 1998                   3,835,000           1.44-7.31
                                                               --------------       -------------

         Grants                                                     2,800,000                3.31
         Cancellations                                                (59,700)          1.44-7.31
         Exercises                                                    (50,000)               2.06
                                                               ---------------      -------------
         Options outstanding at February 28, 1999                   6,525,300          $1.44-7.31

                                                               ==============       =============

The following table summarizes information about employee stock options at February 28, 1999:

                           Number                                  Weighted              Number
      Range of         Outstanding at         Average          Average Exercise      Exercisable As
Exercise Price             2/28/99       Remaining Life      Price                     of 2/28/99       Exercise Price

    $3.06-$4.12             131,800            0.44                   3.26                 131,800         $3.06-$4.12
       $1.44                431,000            1.92                   1.44                 431,000            $1.44
       $7.25                  7,500            2.75                   7.25                   7,500            $7.25
    $3.00-$4.00             215,000            3.62                   3.47                 215,000         $3.00-$4.00
    $3.50-$7.31              32,000            4.60                   5.89                  32,000         $3.50-$7.31
    $1.79-$2.15           2,908,000            8.42                   2.04               2,628,000            $2.06
       $3.31              2,800,000            9.05                   3.31                      --            $3.31

(14)     Leases

     The Company leases office facilities and equipment under operating leases that expire through Fiscal 2009. Other costs, such as property taxes, insurance and maintenance, are also paid by the Company. Rental expense charged to operations approximated $ 1.8 million, $1.3 million and $1.3 million in Fiscal 1999, 1998 and 1997, respectively.


     At February 28, 1999, minimum rentals under non-cancelable operating leases are as follows: Fiscal year:

                      Gross Rents        Sublease         Net Rents

2000                   $1,238,623           $77,472       $1,161,151
2001                    1,030,348            18,005        1,012,343
2002                      995,209                --          995,209
2003                      998,728                --          998,728
2004                      959,456                --          959,456
2005-2009               3,049,967                --        3,049,967
                   --------------    --------------   --------------
                       $8,272,331           $95,477       $8,176,854
                   ==============    ==============   ==============

(15)     Significant Customers

         The Company on a consolidated basis sold sound related products and computer related products to five significant customers during Fiscal 1999. Sales by MYS Corporation to a major electronics retailer accounted for approximately $16.3 million or 20.1% of revenues. Sales of communications and multimedia products to major mass merchandisers Best Buy, Circuit City, and Staples accounted for $12.6 million or 15.5% of revenues. None of these customers are related to the Company or any other customer of the Company.

 (16)    Commitments and Contingencies

         The Company is engaged in various legal actions listed below. In the case of a judgment or settlement, appropriate provisions have been made in the financial statements.

         At February 28, 1999, the Company had approximately $2.8 million in firm non-cancelable commitments related to tooling costs incurred by independent contractors and for the purchase of inventory.

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

         A settlement agreement for this proceeding was submitted to the Court on July 20, 1998, for preliminary approval, at which time the Court denied the plaintiffs' motion for approval of the settlement. On September 22, 1998, the Company and certain of its officers and directors renoticed their motion for summary judgment. Thereafter, on January 8, 1999, the plaintiffs and the defendants in the Barovich action executed a Stipulation of Settlement pursuant to which the Barovich action would be settled in return for payments by Aura and its insurer to the plaintiff's settlement class and plaintiff's attorneys in the amount of $2.8 million in cash (with $800,000 to be contributed by Aura and $2 million to be contributed by Aura's insurer, subject to a reservation of rights by the insurer against the insureds) and $1.2 million in cash or common stock, at the Company's option, to be paid by Aura. Subsequently the parties and the insurer entered into an amended settlement agreement. As amended the settlement calls for the total settlement amount of $4 million to remain the same, with the insurer contributing $1.8 million and the remaining $2.2 million to be paid by Aura in cash over a period of three years, with accrued interest at the rate of 8% per annum. The settlement was preliminarily approved by the Court on December 6, 1999, and is subject to final confirmation by the Court on March 20, 2000.

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

         In June, 1998, the Court entered an order staying further discovery in order to facilitate completion of settlement discussions between the parties. On October 12, 1998, the parties entered into a stipulation for settlement of all claims, subject to approval by the Court. Under the stipulation for settlement Aura agreed to pay $4.5 million in cash or stock, at Aura's option, plus 3.5 million warrants at an exercise price of $2.25. In addition, Aura's insurance carrier agreed to pay $10.5 million. The settlement was finally approved by the Court in October 1999 and was thereafter amended in December 1999 to allow Aura to defer payment of the settlement amount until April 2000 in exchange for an additional 2 million shares of Aura Common Stock, subject to certain adjustments.

         NewCom Related Litigation

         American Casualty v. Aura

         On June 22, 1999, a lawsuit naming Aura was filed in the United States District Court for the Central District of California, American Casualty Company of Reading, Pennsylvania ("American Casualty") vs. Aura et. al. (Case No. CV-99-06343). The complaint alleges that American Casualty, as surety, executed and delivered a performance bond on behalf of NewCom to Actrade Capital, Inc. ("Actrade") in 1998, which American Casualty became liable to obligee Actrade when NewCom defaulted on repayment of the penal sum of $4,427,093.92. In seeking damages from NewCom, American Casualty further alleged that Aura was liable because it executed an express general agreement of indemnity, indemnifying American Casualty on the referenced NewCom bond and a rider which became the subject of the litigation. Aura answered the complaint and NewCom defaulted. Subsequently, in December, 1999, the parties reached mutually an agreement in principal to settle the matter, Aura agreeing to pay American Casualty: (i) $1,000,000 plus interest at a rate of 8% per annum from December 1, 1999, in thirty-six equal monthly installments commencing March 2000; (ii) $1,000,000 plus interest at a rate of 8% per annum from December 1, 1999, in twenty-four equal monthly installments commencing December 1, 2002; and
         (iii) warrants to purchase up to 1,000,000 shares of the Company's common stock thirty three months from November 1, 1999 at a pre-reverse stock split exercise price of $2.46 per share. The Company expects to enter into the settlement prior to February 29, 2000, which is in accordance with the Aura's informal restructure .

         NEC Technologies v. NewCom

                  In 1998, a lawsuit naming NewCom, Inc. was filed in the Superior Court of the State of California, Los Angeles County, NEC Technologies vs. NewCom et. al (Case No. YC 033592). The complaint alleged that NewCom failed to pay NEC for products purchased in the sum of approximately $3,000,000. Subsequently, NEC and NewCom entered into a stipulated settlement where Aura guaranteed expressly NewCom's performance on the settlement. NewCom thereafter defaulted on the settlement and the stipulated judgment was filed in April, 1999. Following negotiation by Aura and NEC, in November, 1999, a settlement was entered into whereby NEC is to receive $2,479,142.50 plus interest at eight percent per annum in thirty-six equal monthly installments, which is in accordance with Aura's informal restructure.


         Deutsche Financial Services v. Aura

         In June,  1999,  a  lawsuit  naming  Aura was  filed in  United  States
         District Court for the Central District of California, Deutsche Financial Services ("DFS") vs. Aura (Case No. 99-03551 GHK (BQRx)). The complaint follows DFS' termination of its credit facility with NewCom of $11,000,000 and seizure of substantially all of NewCom's collateral in April, 1999. It alleges, among other things, that Aura is liable to DFS for NewCom's indebtedness under the secured credit facility purportedly guaranteed by Aura in 1996, well prior to the NewCom initial public offering of September 1997. In the proceeding, DFS sought an order to attach Aura's assets which was denied following an evidentiary hearing before the Honorable Brian Quinn Robbins, U.S. Magistrate, and the matter has been ordered by the District Court to binding arbitration. Aura has now responded in arbitration, denying DFS' claims and has asserted in its defense, among other things, that the guarantee, if any, is discharged. In addition, Aura through its counsel, has asserted cross-claims for, among other things, tortious lender liability, alleging that DFS wrongfully terminated the NewCom credit facility, wrongfully seized the NewCom collateral and wrongfully foreclosed upon NewCom collateral, acting in a commercially unreasonably manner. A panel of three arbitrators has been selected and appointed by the American Arbitration Association and a hearing in the arbitration has been set for May, 2000. The Company believes it has meritorious defenses and cross claims. However, no assurances can be given as to the ultimate outcome of this proceeding.

         Excalibur v. Aura

     On November 12, 1999, a lawsuit was filed by three investors against Aura and Zvi Kurtzman, Aura's Chief Executive Officer, in Los Angeles Superior Court entitled Excalibur Limited Partnership v. Aura Systems, Inc. (Case No. BC220054) arising out of two NewCom, Inc. financings consummated in December 1998.

         The NewCom financings comprised (1) a $3 million investment into NewCom in exchange for NewCom Common Stock, Warrants for NewCom Common Stock, and certain "Re-pricing Rights" which entitled the investors to receive additional shares of NewCom Common Stock in the event the price of NewCom Common Stock fell below a specified level, and (2) a loan to NewCom of $1 million in exchange for a Promissory Note and Warrants to purchase NewCom Common Stock. As part of these financings Aura agreed with the investors to allow their Re-pricing Rights with respect to NewCom Stock to be exercised for Aura Common Stock, at the investors' option. Aura also agreed to register Aura Common Stock relating to these Re-pricing Rights.

         The Plaintiffs allege in their complaint that Aura breached its agreements with the Plaintiffs by, among other things, failing to register the Aura Common Stock relating to the Re-pricing Rights. The Plaintiffs further allege that Aura misrepresented its intention to register the Aura shares in order to induce the Plaintiffs to loan $1.0 million to NewCom. The Complaint seeks damages of not less than $4.5 million. In January 2000 Aura filed counterclaims against the
         Plaintiffs, including claims that the Plaintiffs made false representations to Aura in order to induce Aura to agree to issue its Common Stock pursuant to the Re-pricing Rights. The Company believes that it has meritorious defenses and counterclaims to the Plaintiffs' allegations. However, no assurances can be given as to the ultimate outcome of this proceeding.

         Securities and Exchange Commission Settlement.

         In October, 1996, the Securities and Exchange Commission ("Commission") issued an order (Securities Act Release No. 7352) instituting an administrative proceeding against Aura Systems, Zvi Kurtzman, and an Aura former officer. The proceeding was settled on consent of all the parties, without admitting or denying any of the Commission's findings. In its order, the Commission found that Aura and the others violated the reporting, record-keeping and anti-fraud provisions of the securities laws in 1993 and 1994 in connection with its reporting on two transactions in reports previously filed with the Commission. The Commission's order directs that each party cease and desist from committing or causing any future violation of these provisions.

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

         Other Legal Actions

         The Company is also engaged in other legal actions. In the opinion of management, based upon the advice of counsel, the ultimate resolution of these matters will not have a material adverse effect.

(17)     Concentrations of Credit Risk

         Financial instruments that subject the Company to concentration of credit risk are cash equivalents, trade receivables, notes receivable, trade payables and notes payable. The carrying value of these financial instruments approximate their fair value at February 28, 1999. Cash equivalents consist principally of short-term money market funds, these instruments are short term in nature and bear minimal risk.

         The Company performs credit background checks and evaluates the credit worthiness of all potential new customers prior to granting credit. UCC financing statements are filed, when deemed necessary.

(18)     Recently Issued Accounting Pronouncements

     In April 1998, the American Institute of Certified Public Accountants issued Statement of Position No. 98-5 (SOP No. 98-5), "Reporting on Costs of Start-up Activities." Adoption of SOP No. 98-5 will have no material impact on the Company's financial statements.

(19)     Fourth Quarter Adjustments

         Certain fourth quarter adjustments were made in Fiscal 1999 that are significant to the quarter and to comparisons between quarters. Presented below are the approximate amount of adjustments which are the result of fourth quarter events and their effects recorded in the fourth quarter.

     During the fourth quarter of Fiscal 1999 the Company experienced severe cash flow problems that had a major impact on the entire operations of the Company. The Company began to consolidate its operations around the AuraGen technology and product. The Company terminated all of its joint ventures due to its inability to support them. As the Company was cutting down and scaling back its operations the Company evaluated its asset utilization and concluded that certain asset values had been impaired. In addition numerous assets such as machinery and equipment that were no longer needed were sold at a loss. The Company over the years has made strategic investments in order to improve its utilization of certain technologies. As the company eliminated operations, these investments no longer retained their economic value. In addition to the Company`s heavy losses in its NewCom investment the Company was also a party to certain explicit written guarantees that were triggered when NewCom's business deteriorated.

         The following table summarizes certain fourth quarter events that contribute to the loss in Fiscal 1999.

         Termination of Joint Ventures                              $5.6 million
         Depreciation Expense                                       $4.6 million
         Accounts Receivable reserves and write-off's              $13.0 million
         Asset Impairment                                           $9.4 million
         Interest Expense                                           $3.5 million
         Disposed Assets                                            $1.2 million
         Investment write-off's and losses                          $7.0 million
         Guarantees for NewCom                                      $9.9 million
         NewCom loss (Aura Share)                                  $45.8 million
         Total                                                    $100.0 million

(20)     Segment Reporting

         The Company adopted Statement of Financial Accounting Standards No. 131 ("SFAS 131"), Disclosures about Segments of an Enterprise and Related Information," as of February 28, 1999. SFAS 131 establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services geographic areas and major customers. SFAS 131 defined operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision makers in deciding how to allocate resources and in assessing performance. The Company has aggregated its business activities into three operating segments: electromagnetic and electro-optical technology (Aura), computer related communications (NewCom) and sound and professional and consumer sound system components (AuraSound).

         The electromagnetic and electro-optical technology operating segment consists of the development, commercialization and sales of products, systems and components using patented and proprietary electromagnetic and electro-optical technology. The Company has aggregated all electromagnetic and electro-optical operating units due to commonality of economic characteristics, technology employed, and class of customer. In addition, this segment also includes our corporate headquarters and revenues generated from the sale of computer monitors. The overall management and operating results for this segment are based on the activities and operations as noted.

         The computer related communications and sound related products operating segment consists of the manufacturing and selling of high performance computer communication and multimedia products for the personal computer market. The segment also includes internal and external data fax modems, speaker phones, sound cards, and multimedia kits. This operating segment suffered significant operating losses during the year ended February 28, 1999 and ceased operations subsequent to the year ended February 28, 1999.

         The sound segment consists of the manufacture and sale of professional and consumer sound system components and products, including speakers, amplifiers, and Bass Shakers. We aggregated the sound segment operating units due to economic characteristics, products and services, the production process class of customer and distribution process. Subsequent to February 28, 1999, the Company elected to discontinue this segment and the segment was sold in two separate transactions, see note 21.

                                      Aura               NewCom             AuraSound          Consolidated
Net Revenues*                                        (in thousands)
                 1999            $       6,830        $       46,820      $       27,868      $        81,518
                 1998            $      10,252        $       93,687      $       32,776      $       136,715
                 1997            $      27,547        $       50,632      $       31,771      $       109,950

Income (loss) from Operations
                 1999            $     (54,396)       $      (94,357)     $      (14,409)     $      (163,162)
                 1998            $     (19,238)       $       11,872      $       (3,954)     $       (11,320)
                 1997            $      (4,913)       $        5,164      $       (1,435)     $        (1,184)

Identifiable Assets
                 1999            $      63,754        $           --      $       26,389      $        90,143
                 1998            $      96,735        $       96,127      $       34,441      $       227,303
                 1997            $      86,957        $       47,435      $       48,136      $       182,528

Depreciation and Amortization
                 1999            $       7,375        $        1,511      $        4,099      $        12,985
                 1998            $       3,621        $        1,274      $        3,467      $         8,362
                 1997            $       2,591        $          348      $        1,858      $         4,797

Capital Expenditures
                 1999            $       2,450        $          161      $        1,443      $         4,054
                 1998            $      15,322        $        1,455      $        1,229      $        18,006
                 1997            $      14,008        $        2,121      $        9,018      $        25,147

Number of operating locations at year-end (unaudited)
                 1999                  2                    2                   5                   9
                 1998                  2                    2                   5                   9
                 1997                  4                    1                   5                   10

* Includes revenue from external customers for all groups of products and services in each segment reported. Products and services sold by each segment are generally similar in nature; also it is impracticable to disclose revenues by product.

Segment Reporting
Revenue from customer geographical segments are as follows (in thousands):

                                                 1999                       1998                      1997
                                                 ----                       ----                      ----
U.S., Canada, Latin America                $58,871    72.22%         $120,517    88.15%        $84,862     77.18%
Europe                                       $ 772     0.95               451     0.33           1,404      1.28
Pacific Rim                                 21,875    26.83            15,747    11.52          23,684     21.54
                                           -------   ------          --------    ------       --------    ------
                                           $81,518   100.00%         $136,715   100.00%       $109,950    100.00%
                                           =======   =======        =========   =======      =========   =======

         The majority of the Company's operating long-lived assets are located in the United States

(21)     Subsequent Events

         Sale of MYS Corp.

         In March 1999, the Company entered into an agreement for the sale of MYS Corp. and subsidiaries to the management of MYS. The terms of the agreement called for a purchase price of $4.2 million with a down payment of $1.0 million, which was paid on April 15, 1999, and the balance, including interest at 8% per annum, due in twelve equal monthly installments.


         Sale of Assets of AuraSound

         In July 1999, the Company entered into an agreement for the sale of the assets of the Company's AuraSound speaker division with a supplier to Sound. The terms of the agreement called for a purchase price of $2.0 million plus the assumption of up to $1.6 million in debt. The terms further stated that the liabilities assumed would not exceed the net realizable value of the accounts receivable by more than $300,000. In addition to the sale of the assets, the Company entered into a licensing agreement with the purchaser which calls for a license fee of $1.5 million payable in monthly installments, with an additional option to purchase the patents under license. The option may be exercised at any time prior to the third year anniversary for an additional payments of $1,500,000.


         Restructuring of RGC International Investors, LDC, debt

         In October 1999 the Company entered into an agreement with RGC International Investors, LDC and a third party investor (AuraSound's assets purchaser) whereby RGC (i) sold to the third party the Company's
        Convertible Unsecured Debentures (the "RGC debentures") in the aggregate principal amount of $17,365,000, (ii) exchanged with the Company its $3 million Secured Convertible Note for a new non-convertible Secured Note (the "New RGC Note") in the principal amount of $3 million, and (iii) cancelled Warrants to purchase 9,000,770 shares of the Company's Common Stock in exchange for new Warrants to purchase 1,000,000 shares of common stock exercisable at $0.375 per share. The New RGC Note bears interest at the rate of 8% per annum, with principal and interest payable no less frequently than quarterly. The New RGC Note continues to be secured by a lien on certain assets of the Company, including inventory and accounts receivable.


         Under the agreement with the new holder of the RGC Debentures, the RGC Debentures are convertible into a maximum of 46,500,000 shares of the Company's Common Stock. The holder of the RGC Debentures has agreed to cancel the outstanding principal and interest owed under the RGC Debentures upon consummation of the restructuring of approximately $14.7 million of outstanding Debentures held by a third party. See "Restructuring of Infinity Investors debt" below.

         Retirement of JNC Debt

         In December 1999, the Company consummated an agreement with JNC Opportunity Fund, Ltd. resulting in the surrender for cancellation by JNC of the Company's Convertible Debenture and 318,000 warrants in exchange for a cash payment of $430,000, 3,500,000 shares of the Company's Common Stock and 113,000 Warrants exercisable at $0.375 per share expiring December 1, 2002.

         Restructuring of Infinity Investors Debt

         In November 1999 the Company entered into an agreement with the holders of approximately $14.7 million of Debentures which were due in September 1998. Under the terms of the agreement the Investors have agreed to exchange (the "Exchange") the Debentures and Warrants to purchase 1,111,111 shares of the Company's Common Stock for $3 million in cash and a new Secured Note (the "New Secured Note") in the principal amount of $12.5 million. The New Secured Note will be secured by a lien on the Company's assets, will bear interest at the rate of 8% per annum, payable quarterly, with the principal due three years from the date of the exchange. In the event of a default under the New Secured Note, the holder is entitled to convert the unpaid principal and interest into Common Stock of the Company at $.60 per share. The Company is entitled to a discount if the New Secured Note is prepaid, which discount is initially 20% of the amount prepaid, and the discount declines ratably over the three year term of the New Secured Note. Consummation of the Exchange is subject to completion of a definitive agreement with the holders of the Debentures.

         Restructuring of Trade debt

         In December 1999, the Company implemented a restructuring of approximately $10.8 million of trade debt held by certain trade creditors whereby the holders of a substantial portion of the trade debt have agreed to the repayment of outstanding trade debt over a period of three years, with interest at 8% per annum, commencing January 2000.

         Completion of Common Stock Private Placement

         In  November  1999  the  Company   completed  a  private  placement  of
         approximately 27 million shares of its Common Stock at $0.27 per share, resulting in gross proceeds of approximately $6.9 million.

                                                    SCHEDULE II
                                                AURA SYSTEMS, INC.
                                                 AND SUBSIDIARIES

                        Valuation and Qualifying Accounts

     Years ended February 28, 1999, February 28, 1998 and February 28, 1997


                                     Balance at      Charged to       Charged to                        Balance at
                                     beginning of    costs and          other                             end
                                       period         expenses         Accounts       Deductions        of period

                                     -----------------------------------------------------------------------------------


Allowances  are  deducted  from  the
assets to which they apply

Year ended February 28, 1999 Allowance for:
    Uncollectible Accounts             $  5,431,525     $13,314,320      $10,000,000      $20,596,294    $  8,149,551
    Reserve for returns                     569,605      24,741,084               --       25,189,215         121,474
    Reserve  for  potential  product
    obsolescence                          4,535,000      15,906,337               --       12,565,337       7,876,000
                                          ---------      ----------     ------------       ----------       ---------
                                        $10,536,130     $53,961,741      $10,000,000      $58,350,846     $16,147,025
                                         ==========      ==========       ==========      ===========      ==========

Year ended February 28, 1998:

Allowance for:
    Uncollectible Accounts               $2,090,652    $  3,617,056      $        --     $    276,183      $5,431,525
    Reserve for returns                   1,512,679      23,504,148               --       24,447,222         569,605
    Reserve for potential product
    obsolescence                          2,255,000       4,030,000               --        1,750,000       4,535,000
                                          ---------    ------------       ----------      -----------      ----------
                                         $5,858,331     $31,151,204      $        --      $26,473,405     $10,536,130
                                          =========      ==========       ==========       ==========      ==========

Year ended February 28, 1997:

Allowance for:
    Uncollectible Accounts              $ 1,947,883      $  737,577      $        --     $    594,808      $2,090,652
    Reserve for returns                     535,119         977,560               --               --       1,512,679
    Reserve for potential product
    obsolescence                                 --       2,255,000               --               --       2,255,000
                                         ----------       ---------      -----------      -----------       ---------
                                         $2,483,002      $3,970,137      $        --      $   594,808      $5,858,331
                                          =========       =========       ==========       ==========       =========

Amounts charged to other accounts include amounts charged for price protection and rebates.