Form 10-Q
period 1999-05-31
AURA SYSTEMS INC
filed 2000-02-10
CIK 826253

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


     For the Quarter Ended May 31, 1999    Commission File Number 0-17249



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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days: YES   NO X

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Class                                    Outstanding at February 4, 2000

 Common Stock, par value                                177,249,203 Shares
   $.005 per share

                       AURA SYSTEMS, INC. AND SUBSIDIARIES

                                      INDEX



PART I.       FINANCIAL INFORMATION

ITEM 1.      Financial Statements
      Statement Regarding Financial Information                                1

      Condensed Consolidated Balance Sheets as of
      May 31, 1999 and February 28, 1999                                       2

      Condensed Consolidated Statement of Operations for the three
      Months Ended May 31, 1999 and 1998                                       3

      Condensed Consolidated Statements of Cash Flows for the Three
      Months Ended May 31, 1999 and 1998                                       4

      Notes to Consolidated Financial Statements                               5

ITEM 2.      Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                             8

PART II.  OTHER INFORMATION

ITEM 1.      Legal Proceedings                                                10

ITEM 6.      Exhibits and reports on Form 8-K                                 11

SIGNATURES                                                                    12

                       AURA SYSTEMS, INC. AND SUBSIDIARIES

                           QUARTER ENDED MAY 31, 1999

                          PART I. FINANCIAL INFORMATION



The financial statements included herein have been prepared by Aura Systems, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). As contemplated by the SEC under Rule 10-01 of Regulation S-X, the accompanying financial statements and footnotes have been condensed and therefore do not contain all disclosures required by generally accepted accounting principles. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended February 28, 1999 as filed with the SEC (file number 0-17249).

                       AURA SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                   May 31,                February 28,
                                                                                    1999                      1999
                                                                                -------------            ---------------
Assets

Current assets
     Cash and equivalents                                                     $            --          $       3,822,210
     Receivables-net                                                                2,234,741                  8,380,414
     Inventories                                                                   15,914,584                 18,477,058
     Notes Receivable                                                               3,229,313                    250,000
     Prepayments                                                                       60,804                  3,435,645
     Other current assets                                                             297,328                  2,124,535
                                                                              ---------------            ---------------

       Total current assets                                                        21,736,770                 36,489,862

     Property and equipment, at cost                                               43,840,650                 47,976,699
     Less accumulated depreciation
         and amortization                                                         (11,152,589)              (10,994,734)
                                                                              ----------------           ---------------

Net property and equipment                                                         32,688,061                 36,981,965

     Long-Term investments                                                          2,523,835                  2,923,835
     Long-Term receivables                                                          2,500,000                  2,500,000
     Patents and trademarks, net                                                    5,109,735                  5,293,278
     Goodwill, net                                                                         --                  5,383,208
     Other assets                                                                   3,531,931                    571,244
                                                                              ---------------           ----------------
       Total                                                                      $68,090,332          $      90,143,392
                                                                                  ===========           ================

Liabilities and Stockholder's Equity

Current liabilities:
     Notes payable                                                            $     3,622,458          $       8,787,113
     Convertible note-unsecured                                                     2,000,000                  2,000,000
     Accounts payable                                                              16,266,657                 22,515,842
     Accrued expenses                                                               7,622,180                  8,056,783
                                                                              ---------------           ----------------

       Total current liabilities                                                   29,511,295                 41,359,738

Notes payable and other liabilities                                                21,228,492                 25,955,529
                                                                              ---------------           ----------------
Convertible notes                                                                  36,481,782                 36,481,782
                                                                              ---------------           ----------------

COMMITMENTS AND CONTINGENCIES

Stockholders' equity
   Common stock par value $.005 per share paid in
capital.  Issued and outstanding 107,822,043
     and 107,752,043 shares respectively.                                         218,702,545                218,693,245
   Cumulative currency translation adjustment                                        (365,932)                  (365,932)
   Accumulated deficit                                                           (237,467,850)              (231,980,970)
                                                                                 ------------          ------------------

       Total stockholders' equity                                                 (19,131,237)               (13,653,657)
                                                                                  -----------          ------------------
       Total                                                                 $     68,090,332          $      90,143,392
                                                                              ===============          =================

     See accompanying notes to condensed consolidated financial statements.

                       AURA SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE THREE MONTHS ENDED MAY 31,1999 & 1998
                                   (Unaudited)





                                                                          1999                          1998
                                                                     ----------------              ---------------

Net Revenues                                                               $2,580,693                  $32,452,538

     Cost of goods and overhead                                             4,645,668                   24,418,019
                                                                            ---------                   ----------

Gross Profit                                                               (2,064,975)                   8,034,519
                                                                           -----------              --------------

Expenses

     General and administrative                                             3,297,426                    7,097,481
     Research and development                                                 116,127                      296,346
                                                                         ------------               --------------

     Total costs and expenses                                               3,413,553                    7,393,827
                                                                            ---------               --------------

Income  (loss) from operations                                             (5,478,528)                     640,692
                                                                           -----------              --------------

Other (income) and expense

     Equity in losses of unconsolidated joint
     ventures                                                                       --                     325,000
    (Gain) loss on sale of subsidiary                                        (877,512)                          --
     Other  (income) expense                                                   88,042                   (1,569,823)
     Interest expense - net                                                   797,822                    2,681,079
                                                                        -------------                -------------

Income (loss) before income taxes and
minority interests                                                         (5,486,880)                    (795,564)

     Provision for taxes                                                           --                      628,000
     Minority interests in income of consolidated
     subsidiary                                                                    --                      500,997
                                                                      ---------------               --------------

Net income (loss)                                                         $(5,486,880)                $ (1,924,561)
                                                                          ============                ============

Net income (loss) per common share-basic                              $         (.05)             $           (.02)
                                                                      ===============               ===============

Weighted average shares used
to compute net income (loss) per share                                    107,786,500                   80,026,516
                                                                          ===========                   ==========






     See accompanying notes to condensed consolidated financial statements.

                       AURA SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE THREE MONTHS ENDED MAY 31, 1999 & 1998
                                   (Unaudited)

                                                                             1999                       1998
                                                                         ------------              -------------


Net cash (used) in operations                                         $    (5,277,473)         $     (4,656,612)
                                                                       ---------------          ----------------

Cash flows from investing activities:

     Proceeds from sale of subsidiary                                       1,000,000                        --
     Notes receivable                                                         516,667                        --
     Equity Investments                                                            --                (5,000,000)
     Purchase of property and equipment                                       (70,704)               (4,655,154)

     Net cash provided by (used) in investing
         activities                                                         1,445,963                (9,655,154)
                                                                      ---------------           ----------------

Cash flows from financing activities:

     Net proceeds (repayments) from short-term borrowings                          --                 6,767,541

     Proceeds from exercise of warrants                                         9,300

     Proceeds from issuance of convertible
     debt                                                                          --                 8,000,000

     Repayment of debt                                                             --                   (77,729)

     Net cash provided (used) by financing
     activities                                                                 9,300                14,689,812
                                                                      ---------------           ---------------

Net increase (decrease) in cash                                            (3,822,210)                  378,046

Cash and cash equivalents at beginning of year                              3,822,210                 6,079,411
                                                                       --------------            --------------

Cash and cash equivalents at end of period                           $              0          $      6,457,457
                                                                      ===============           ===============

Supplemental  disclosures of cash flow  information
        Cash paid during the period for:
              Interest                                               $         71,568          $      1,611,137
              Income Tax                                                            0                   635,200
                                                                     ================            ==============

Supplemental disclosure of non-cash investing and financing activities:

Effective March 1, 1999, the Company sold its MYS subsidiary for $4.2 million in the form of a note receivable of $3.2 million and a cash down payment of $1 million, included above.




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

         In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) and reclassifications for comparability necessary to present fairly the financial position and results of operations as of and for the three months ended May 31, 1999.

2)       Capital

         In the quarter ended May 31, 1999, warrants to purchase 70,000 shares of common stock of the Company were exercised.

3)       Significant Customers

                  Sales of communication and multimedia products by NewCom to four major mass merchandisers accounted for approximately $17.7 million, or 54.5% of revenues in the fiscal quarter ended May 31, 1998. Sales of speakers to a major electronics retailer accounted for approximately $2.7 million, or 8.3% of net revenues in the fiscal quarter ended May 31, 1998. These sales were generated by the Company's subsidiaries NewCom and MYS, which are not included in the current years financial statements. None of the above customers are related or affiliated with the Company or any other customers of the Company.


4)       Contingencies

         The Company is engaged in various legal actions. See the Company's Form 10-K, Item 3 - Legal Proceedings for the year ended February 28, 1999 as filed with the SEC (file number 0-17249) for a discussion of the legal activities. In the case of a judgment or settlement, appropriate provisions have been made in the financial statements.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Report may contain forward-looking statements, which involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in such statements. Certain factors could also cause actual results to differ materially from those discussed in such forward-looking statements, including factors discussed in the Company's Form 10-K for the period ended February 28, 1999, and factors discussed in this Report.

         Results of Operations

         For the three months ended May 31, 1999, the Company lost $5,486,880 on net revenues of $2,580,693 compared to a loss of $1,924,561 on net revenue of $32,452,538 in the prior year comparable period. The decrease in revenue is primarily attributable to the cessation of operations by the Company's previously majority owned subsidiary, Newcom, and the sale of the Company's wholly owned subsidiary, MYS. Approximately 86% of the sales in the comparable prior fiscal year quarter were attributable to these two subsidiaries.

         Sales of communication and multimedia products by NewCom to four major mass merchandisers accounted for approximately $17.7 million, or 54.5% of revenues in the fiscal quarter ended May 31, 1998. There were no such sales in the comparable current year quarter. Sales of speakers to a major electronics retailer by MYS Corporation accounted for approximately $2.7 million, or 8.3% of net revenues in the fiscal quarter ended May 31, 1998, with no such comparable sales in the current year quarter. Neither of the above two subsidiaries are included in the current year financial statements. None of the above customers are related or affiliated with the Company or any other customers of the Company.

         Cost of goods and overhead decreased from $24.4 million in the quarter ended May 31, 1998 to $4.6 million in the quarter ended May 31, 1999, due primarily to the disposition of the Company's NewCom and MYS subsidiaries, and the resultant decrease in product purchased for resale.

         General and administrative expenses decreased from $7.1 million in the quarter ended May 31, 1998 to $3.3 million in the quarter ended May 31, 1999, due primarily to the decrease in personnel and support services resulting from the sale of the Company's wholly owned MYS subsidiary and the cessation of business of the Company's previously majority owned NewCom subsidiary.

         Research and development expense decreased from $296,346 in the quarter ended May 31, 1998 to $116,127 in the quarter ended May 31, 1999 as the Company focused its reduced resources on the sales and marketing of the Company's product, the Auragen.

         In the Fiscal quarter ended May 31, 1999, the Company sold its MYS subsidiary and recorded a gain of $877,512. In the fiscal quarter ended May 31, 1998, the Company recorded a gain on the sale of stock in its previously majority owned subsidiary NewCom of approximately $1.4 million. No such sales occurred in the current year fiscal quarter.

         Net interest expense for the quarter ended May 31, 1999, decreased to $797,822 from $2,681,079 in the prior year quarter. Interest expense in the prior year quarter included a quarterly fee being charged to interest expense on the note that was renegotiated in September 1997. There was no such fee in the current year quarter.

         Liquidity and Capital Resources

     In the fiscal quarter ended May 31, 1999, the Company had no cash as compared to a cash level of $3,822,210 at February 28,1999. Inventories decreased by $2,562,474.

         Cash flows used in operations increased by $620,861 as compared to the fiscal quarter ended May 31, 1998. The Company's working capital was a negative $7,774,525 at May 31, 1999 as compared to a negative $4,869,876 at the fiscal year ended February 28, 1999, while the current ratio declined to .74:1 at May 31, 1999 from .88:1 at February 28, 1999.

         In the fiscal quarter ended May 31, 1999, the Company received proceeds of $9,300 from the exercise of warrants. The Company also satisfied a liability of $20,000 by the exercise of warrants. In the fiscal quarter ended May 31, 1998, the Company received proceeds of $8,000,000 from the issuance of convertible notes payable.

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

         For additional information regarding the Company's financial condition, see the Company's Form 10-K, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Forward Looking Statements

         The Company wishes to caution readers that important factors, in some cases, have affected, and in the future could affect, the Company's actual results and could cause the Company's actual consolidated results for the second quarter of Fiscal 2000, and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of the Company.

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

              None.

                                   SIGNATURES




         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                                  AURA SYSTEMS, INC.
                                            ---------------------------------
                                                      (Registrant)






Date:         February 10, 2000                By:   /s/Steven C. Veen
       -----------------------------               --------------------
                                                       Steven C. Veen
                                                     Senior Vice President
                                                     Chief Financial Officer
                                           (Principal Financial and Accounting
                                             Office and Duly Authorized Officer)

                                INDEX TO EXHIBITS

     Exhibit
      Number

      EX-27                       Article 5, Financial Data Schedule