Form 10-Q
period 1999-08-31
AURA SYSTEMS INC
filed 2000-02-10
CIK 826253

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

  For the Quarter Ended August 31, 1999           Commission File Number 0-17249



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

                       AURA SYSTEMS, INC. AND SUBSIDIARIES

                                      INDEX



                                                                        Page No.

PART I.       FINANCIAL INFORMATION

ITEM 1.      Financial Statements

Statement Regarding Financial Information                                     2

Condensed Consolidated Balance Sheets as of August 31, 1999                   3
and February 28, 1999

Condensed Consolidated Statement of Operations for the Three Months and Six   4
Months Ended August 31, 1999 and 1998

Condensed Consolidated Statements of Cash Flows for the Six Months Ended      5
August 31, 1999 and 1998

Notes to Condensed Consolidated Financial Statements                          6

ITEM 2.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                             9


PART II. OTHER INFORMATION

ITEM 1.      Legal Proceedings                                               12

ITEM 6.      Exhibits and Reports on Form 8-K                                12

SIGNATURES                                                                   13

                       AURA SYSTEMS, INC. AND SUBSIDIARIES

                          QUARTER ENDED AUGUST 31, 1999

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

                       AURA SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                              August 31,               February 28,

Assets                                                                          1999                      1999
                                                                            -------------            ---------------

Current assets
     Cash and equivalents                                                     $            --          $       3,822,210
     Receivables-net                                                                1,301,967                  8,380,414
     Inventories                                                                   11,963,602                 18,477,058
     Notes Receivable                                                               2,416,776                    250,000
     Prepayments                                                                           --                  3,435,645
     Other current assets                                                             129,279                  2,124,535
                                                                              ---------------            ---------------

       Total current assets                                                        15,811,624                 36,489,862

     Property and equipment, at cost                                               42,941,669                 47,976,699
     Less accumulated depreciation
         and amortization                                                         (12,354,613)              (10,994,734)
                                                                              ----------------           ---------------

Net property and equipment                                                         30,587,056                 36,981,965

     Long-Term investments                                                          2,373,835                  2,923,835
     Long-Term receivables                                                          3,901,774                  2,500,000
     Patents and trademarks, net                                                    4,949,772                  5,293,278
     Goodwill, net                                                                         --                  5,383,208
     Other assets                                                                   3,524,283                    571,244
                                                                              ---------------           ----------------
       Total                                                                  $    61,148,344          $      90,143,392
                                                                                   ==========           ================

Liabilities and Stockholder's Equity

Current liabilities:
     Notes payable                                                            $     3,606,701          $       8,787,113
     Convertible note-unsecured                                                     2,000,000                  2,000,000
     Accounts payable                                                              15,216,251                 22,515,842
     Accrued expenses                                                               8,652,298                  8,056,783
                                                                              ---------------           ----------------

       Total current liabilities                                                   29,475,250                 41,359,738

Notes payable and other liabilities                                                20,221,918                 25,955,529
                                                                              ---------------           ----------------
Convertible notes                                                                  36,481,782                 36,481,782
                                                                              ---------------           ----------------

COMMITMENTS AND CONTINGENCIES

Stockholders' equity
   Common stock par value $.005 per share paid in
capital.  Issued and outstanding 107,822,043
     and 107,752,043 shares respectively.                                         218,702,545                218,693,245
   Cumulative currency translation adjustment                                        (365,932)                  (365,932)
   Accumulated deficit                                                           (243,367,219)              (231,980,970)
                                                                              ---------------         -------------------

       Total stockholders' equity                                                 (25,030,606)              (13,653,657)
                                                                              ----------------          ----------------
       Total                                                                  $    61,148,344          $      90,143,392
                                                                               ==============          =================


     See accompanying notes to condensed consolidated financial statements.

                       AURA SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               THREE AND SIX MONTHS ENDED AUGUST 31, 1999 AND 1998
                                   (Unaudited)


                                                        Three Months                                    Six Months

                                                            1999               1998               1999              1998
                                                            ----               ----               ----              ----


Net Revenues                                             $2,644,388        $39,103,054         $5,225,081    $     71,555,592

     Cost of goods and overhead                           3,622,715         31,132,222          8,268,383          55,550,241
                                                          ---------         ----------          ---------          ----------

Gross Profit                                              (978,327)          7,970,832         (3,043,302)         16,005,351

Expenses

     Selling, general and administrative                  2,723,850          9,236,673           6,021,276         16,334,154
     Research and development                               128,494            525,387             244,621            821,733
                                                     --------------     --------------     ---------------     --------------

     Total costs and expenses                             2,852,344          9,762,060           6,265,897         17,155,887
                                                     --------------     --------------      --------------         ----------

Income (loss) from operations                           (3,830,671)        (1,791,228)          (9,309,199)       (1,150,536)

Other (income) and expense

Equity in losses of unconsolidated
        joint ventures                                           --            175,000                 --             500,000
    (Gain) loss on sale of subsidiary                            --                 --           (877,512)
     Loss on disposition of assets                        1,405,049                 --          1,405,049
     Other income                                           110,701           (170,906)           (22,659)         (1,740,729)
     Legal settlements and legal costs                           --          6,300,000                 --           6,300,000
     Interest expense-net                                   774,350          3,005,190          1,572,172           5,744,663
                                                       ------------       ------------      -------------       -------------

Income (loss) before income taxes and minority
interests                                                (5,899,369)       (11,100,512)       (11,386,249)        (11,954,470)
     Provision for taxes                                         --            314,000                 --             942,000
Minority interests in income of consolidated subsidiaries
                                                                 --            264,863                 --             765,860
                                                       ------------       ------------      -------------       -------------

Net income (loss)                                    $   (5,899,369)      $(11,679,375)  $     (11,386,249)      $(13,662,330)
                                                      ==============        ==========         ============       ============

Net income (loss) per common
share-basic                                                    (.06)  $ (.14)              $         (.11)   $ (.17)
                                                     ===============   ======               ==============    ======

Weighted average shares used to
compute net income (loss)  per share                    107,822,043         82,630,599        107,804,271          81,328,557
                                                   ================         ==========   ================          ==========






     See accompanying notes to condensed consolidated financial statements.

                       AURA SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED AUGUST 31, 1999 AND 1998
                                   (Unaudited)

                                                                             1999                      1998
                                                                         -----------               -------------

Net cash (used) in operations                                         $    (6,074,253)          $    (8,196,839)
                                                                       ---------------           ---------------

Cash flows from investing activities:

     Proceeds from sale of subsidiary                                       1,000,000                        --
     Equity investments                                                            --                (5,000,000)
     Additions to property and equipment                                      (70,704)              (10,736,873)
     Note Receivable                                                        1,329,204                        --

     Net cash provided by (used) in investing
         activities                                                         2,258,000               (15,736,873)
                                                                       --------------            ---------------

Cash flows from financing activities:

     Net proceeds (repayment) from short-term
       borrowing                                                                   --                 5,419,324
     Proceeds from issuance of convertible debt                                    --                 8,000,000
     Net proceeds (repayment) of debt                                         (15,757)                1,505,300
     Proceeds from exercise of stock options                                       --                   103,000
     Proceeds from exercise of warrants                                         9,300                 7,574,358
                                                                      ---------------           ---------------

     Net cash provided by financing activities:                                (6,457)               22,601,982
                                                                      ---------------           ---------------

Net increase (decrease) in cash                                            (3,822,210)               (1,331,730)

Cash and cash equivalents at beginning of year                              3,822,210                 6,079,411
                                                                      ---------------           ---------------

Cash and cash equivalents at end of period                           $              0          $      4,747,681
                                                                     ================           ===============

Supplemental  disclosures of cash flow  information  Cash paid during the period for:
              Interest                                                $        145,188          $      2,975,814
              Income Tax                                                             0                   949,200
                                                                        ==============            ==============


Supplemental disclosure of noncash investing and financing activities:

In the six months ended August 31, 1999, the Company sold its MYS subsidiary for $4.2 million in the form of a note receivable in the amount of $3.2 million and a cash down payment of $1 million. The Company also sold the assets of its AuraSound subsidiary for a note receivable of $2 million.




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

         In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) and reclassifications for comparability necessary to present fairly the financial position and results of operations as of and for the three and six months ended August 31, 1999.

2)       Capital

         In the six months ended August 31, 1999, warrants to purchase 70,000 shares of common stock of the Company were exercised. In the six months ended August 31, 1998, the Company received proceeds of $7,677,358 from the exercise of warrants and options to purchase the Company's common stock.

3)       Significant Customers

         Sales of communication and multimedia products to three major mass merchandisers accounted for approximately $34.5 million in the six months ended August 31, 1998. None of the above customers are related or affiliated with the Company or any customers of the Company.

4)       Contingencies

         The Company is engaged in various legal actions See the Company's Form 10-K, Item 3 - Legal Proceedings, for the year ended February 28, 1999 as filed with the SEC (file number 0-17249) for a description of the legal actions. To the extent that judgment has been rendered, appropriate provision has been made in the financial statements.

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

         Results of Operations

         Revenue for the three and six month periods ended August 31, 1999 decreased by $36,458,666 and $66,330,511 to $2,644,388 and $5,225,081 from the corresponding periods in the prior year. The decrease in revenue is primarily attributable to the cessation of operations by the Company's previously majority owned subsidiary, NewCom, and the sale of the Company's wholly owned subsidiary MYS. Approximately 88% of the sales in the proceeding year six months were attributable to these two subsidiaries.

         The Company's NewCom subsidiary sold computer related products to three significant customers during the six months ended August 31, 1998. Sales of communication and multimedia products to these three major mass merchandisers accounted for approximately $34.5 million in the six months ended August 31, 1998. There are no such sales in the current year period. None of the above customers are related or affiliated with the Company or any customers of the Company.

         Cost of goods and overhead for the three and six months ended August 31, 1999 decreased by $27,509,507 and $47,281,858 in comparison with the corresponding periods in the prior year as a result of the decrease in sales discussed above.

         General and administrative costs decreased for the three and six month periods by $6,512,823 and $10,312,878 due primarily to the decrease in personnel and support services related to the disposition of the two subsidiaries noted above.

         Included in cost of goods and overhead and general and administrative costs for the three and six months ended August 31, 1999, is depreciation and amortization of $1,800,002 and $3,672,016, respectively.

         Research and development costs for the three and six months ended August 31, 1999 decreased by $396,893 and $577,112 as the Company focused its reduced resources on marketing and sales of the Company's product, the AuraGen.

         In the period ended August 31, 1999, the Company recorded a gain on the sale of its MYS subsidiary of $887,512, and a loss on the disposition of assets from the sale of its sound assets of $1,405,049. In the six months ended August 31, 1998, the Company recorded a gain on the sale of stock in its then majority owned subsidiary NewCom of approximately $1.4 million.

         Net interest expense decreased by $2,230,840 to $774,350 and $4,172,491 to $1,572,172 in the three and six months ended August 31, 1999. Interest expense in the prior year periods included a quarterly fee being charged to interest expense, and higher borrowing rates associated with the two subsidiaries disposed of in the current year.

         Liquidity and Capital Resources

         At August 31, 1999, the Company had no cash as compared to a cash balance of $3,822,210 at February 28, 1999. Accounts payable and accrued expenses decreased by $6,704,076 from February 28, 1999. Inventories decreased by $6,513,456, and accounts receivable decreased by $7,078,447.

         Cash flows used in operations decreased by $2,122,586 compared to the prior year six months. Working capital was a negative $13,663,626 at August 31, 1999 compared to a negative $4,869,876 at the Fiscal year ended February 28, 1999, with the current ratio declining to .54:1 from .88:1 at the Fiscal year end.

         In the six months ended August 31, 1999, the Company received proceeds of $9,300 from the exercise of warrants. In the six months ended August 31, 1998, the Company received proceeds of $7,677,358 from the exercise of warrants and options to purchase the Company's stock.

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

For additional information regarding the Company's financial condition, see the Company's Form 10-K, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended February 28, 1999 as filed with the SEC (file number 0-17249).

         Forward Looking Statements

         The Company wishes to caution readers that important factors, in some cases, have affected, and in the future could affect, the Company's actual results and could cause the Company's actual consolidated results for the third quarter of Fiscal 2000, and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of the Company.

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


ITEM 6        Exhibits and Reports on Form 8-K

              a)  Exhibits:
              See Exhibit Index

              b)  Reports On Form 8-K:

              Form 8-K Filed on June 16, 1999 regarding Item 5 - Other Events

                                   SIGNATURES




         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                                      AURA SYSTEMS, INC.
                                                          (Registrant)






Date:     February 10, 2000                  By:  /s/Steven C. Veen
      ------------------------------        ----------------------------------
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