Form 10-Q
period 1999-11-30
AURA SYSTEMS INC
filed 2000-02-11
CIK 826253

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended November 30, 1999        Commission File Number 0-17249



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

                       AURA SYSTEMS, INC. AND SUBSIDIARIES

                                      INDEX


                                                                     Page No.

PART I.      FINANCIAL INFORMATION

ITEM 1.     Financial Statements

Statement Regarding Financial Information                                     2

Condensed Consolidated Balance Sheets as of                                   3
November 30, 1999 and February 28, 1999

Condensed Consolidated Statement of Operations for the Three Months and Nine 4 Months Ended November 30, 1999 and 1998

Condensed Consolidated Statements of Cash Flows for the                       5
Nine Months Ended November 30, 1999 and 1998

Notes to Condensed Consolidated Financial Statements                          6

ITEM 2.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                             9


PART II. OTHER INFORMATION

ITEM 1.     Legal Proceedings                                                13

ITEM 6.     Exhibits and Reports on Form 8-K                                 13

SIGNATURES                                                                   14

                       AURA SYSTEMS, INC. AND SUBSIDIARIES

                         QUARTER ENDED NOVEMBER 30, 1999

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

                       AURA SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                             November 30,              February 28,
Assets                                                                          1999                      1999
                                                                            -------------            ---------------
Current assets
   Cash and equivalents                                                       $       291,116          $      3,822,210
     Receivables-net                                                                1,948,082                 8,380,414
     Inventories                                                                   11,769,052                18,477,058
     Note Receivable                                                                1,443,323                   250,000
     Prepayments                                                                           --                 3,435,645
     Other current assets                                                             506,302                 2,124,535
                                                                              ---------------            ---------------

       Total current assets                                                        15,957,875                36,489,862

     Property and equipment, at cost                                               43,195,159                47,976,699
     Less accumulated depreciation
         and amortization                                                         (13,979,824)              (10,994,734)
                                                                              ----------------           ---------------

Net property and equipment                                                         29,215,335                 36,981,965

     Long-Term investments                                                          2,223,835                  2,923,835
     Long-Term receivables                                                          2,500,000                  2,500,000
     Patents and trademarks, net                                                    4,791,628                  5,293,278
     Goodwill, net                                                                         --                  5,383,208
     Other assets                                                                   2,935,968                    571,244
                                                                              ---------------           ----------------
       Total                                                                  $    57,624,641          $      90,143,392
                                                                              ===============           ================

Liabilities and Stockholder's Equity

Current liabilities:
     Notes payable                                                            $     3,506,701          $       8,787,113
     Convertible note-unsecured                                                     2,000,000                  2,000,000
     Accounts payable                                                              15,334,386                 22,515,842
     Accrued expenses                                                               8,619,909                  8,056,783
                                                                              ---------------           ----------------

       Total current liabilities                                                   29,460,996                 41,359,738

Notes payable and other liabilities                                                20,580,142                 25,955,529
                                                                              ---------------           ----------------
Convertible notes                                                                  36,481,782                 36,481,782
                                                                              ---------------           ----------------

COMMITMENTS AND CONTINGENCIES

Stockholders' equity
   Common stock par value $.005 per share paid in
capital.  Issued and outstanding 107,822,043 and
     107,752,043 shares respectively.                                             219,024,519                218,693,245
   Cumulative currency translation adjustment                                        (365,932)                  (365,932)
   Accumulated deficit                                                           (247,556,866)              (231,980,970)
                                                                             -----------------       -------------------

       Total stockholders' equity                                                 (28,898,279)               (13,653,657)
                                                                              ----------------        ------------------
       Total                                                                  $    57,624,641          $      90,143,392
                                                                              ===============          =================

     See accompanying notes to condensed consolidated financial statements.

                       AURA SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             THREE AND NINE MONTHS ENDED NOVEMBER 30, 1999 AND 1998
                                   (Unaudited)

                                                               Three Months                             Nine Months

                                                       1999                  1998                 1999                1998
                                                       ----                  ----                 ----                ----
Net Revenues                                          $   1,089,984   $     33,931,756       $   6,315,065    $     105,487,348

     Cost of goods and overhead                           3,042,232         44,808,406          11,310,615          100,358,647
                                                          ---------         ----------     ---------------      ---------------

Gross Profit                                             (1,952,248)       (10,876,650)         (4,995,550)           5,128,701

Expenses

     Selling, general and administrative                  1,310,316         15,291,137           7,331,592           31,625,291
     Research and development                               128,594            283,638             373,215            1,105,371
                                                      -------------     --------------      --------------       --------------

     Total costs and expenses                             1,438,910         15,574,775           7,704,807           32,730,662
                                                     --------------     --------------      --------------           ----------

Income (loss) from operations                            (3,391,158)       (26,451,425)        (12,700,357)         (27,601,961)

Other (income) and expense

     Equity in losses of unconsolidated                                                                --
       joint ventures                                            --            175,000                                  675,000
    (Gain) loss on sale of subsidiary                            --                 --            (877,512)                  --
     Loss on disposition of assets                          144,248                 --           1,549,297                   --
     Gain on sale and issuance of
       subsidiary stock and other assets                         --                 --                  --           (1,432,627)
     Other income                                          (249,801)          (906,428)           (272,460)          (1,214,530)
     Legal settlements and costs                                 --          1,300,000                  --            7,600,000
     Interest expense-net                                   904,042          3,021,611           2,476,214            8,766,274
                                                     --------------     --------------      --------------       --------------

Income (loss) before income taxes and minority interests
                                                         (4,189,647)       (30,041,608)        (15,575,896)         (41,996,078)
     Provision (benefit) for taxes                               --         (1,589,200)                 --             (647,200)
     Minority interest in income (loss)
       of consolidated subsidiary                                --         (5,317,533)                 --           (4,551,673)
                                                      -------------         -----------    ---------------      ----------------

Net income (loss)                                    $   (4,189,647)      $(23,134,875)       $(15,575,896)   $     (36,797,205)
                                                     ===============       ============       ============       ==============

Net income (loss) per common     share-basic
                                                    $          (.04)  $           (.27)   $          (.14)     $          (.44)
                                                     ===============   ================    ===============      ===============

Weighted average shares used
to compute net income (loss) per share
                                                        107,822,043         86,413,616         107,810,152           83,011,249
                                                      =============         ==========    ================           ==========



     See accompanying notes to condensed consolidated financial statements.

                       AURA SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED NOVEMBER 30, 1999 AND 1998
                                   (Unaudited)

                                                                             1999                         1998
                                                                         ------------               -------------

Net cash (used) in operations                                       $      (6,796,443)        $     (13,970,789)
                                                                     -----------------              ------------

Cash flows from investing activities:

     Proceeds from sale of subsidiary                                       1,000,000                        --
     Additions to property and equipment                                     (324,194)              (11,896,567)
     Note receivable                                                        2,696,000                        --
     Equity investments                                                            --                (5,000,000)
     Proceeds from sale of subsidiary stock                                        --                 1,611,873
                                                                       --------------            --------------

     Net cash provided by (used) in investing
         activities                                                         3,371,806               (15,284,694)

Cash flows from financing activities:

     Net proceeds (repayment) from short-term
       borrowing                                                                   --                 5,360,734
     Proceeds from issuance of convertible debt                                    --                12,000,000
     Net proceeds (repayment) of debt                                        (115,757)                1,450,000
     Proceeds from exercise of stock options                                       --                   103,000
     Proceeds from exercise of warrants                                         9,300                 7,574,358
                                                                     ----------------          ----------------

     Net cash provided  (used) by financing
       activities:                                                           (106,457)               26,488,092
                                                                      ---------------           ---------------

Net increase (decrease) in cash and cash equivalents
                                                                           (3,531,094)               (2,767,391)

Cash and cash equivalents at beginning of year                              3,822,210                 6,079,411
                                                                       ---------------           ---------------

Cash and cash equivalents at end of period                           $        291,116          $      3,312,020
                                                                     ================           ===============

Supplemental  disclosures of cash flow  information
  Cash paid during the period for:
              Interest                                               $        231,098          $      3,746,051
              Income Tax                                                            0                   942,000
                                                                       ==============            ==============

Supplemental disclosure of noncash investing and financing activities:

In the nine months ended November 30, 1999, the Company sold its MYS subsidiary for $4.2 million in the form of a note receivable in the amount of $3.2 million and a cash down payment of $1 million. The Company also sold the assets of its AuraSound subsidiary for a note receivable of $2 million. In the nine months ended November 30, 1998, $3,741,878 of convertible notes payable were converted into common stock.


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

2)       Capital

         In the nine months ended November 30,1999, warrants to purchase 70,000 shares of common stock were exercised. In the nine months ended November 30, 1998, $3,741,878 of convertible notes were converted into common stock of the Company.

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

4)       Contingencies

         The Company is engaged in various legal actions. See the Company's Form 10-K, Item 3- Legal Proceedings, for the year ended February 28, 1999 as filed with the SEC (file number 0-17249) for a description of the legal actions. To the extent that judgment has been rendered, appropriate provision has been made in the financial statements.

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

         Net revenue for the three and nine month periods ended November 30, 1999 decreased by $33,822,758 and $99,172,283 to $1,089,984 and $6,315,065 from the corresponding periods in the prior year. The decrease in revenue is primarily attributable to the cessation of operations by the Company's previously majority owned subsidiary, NewCom, the sale of the Company's wholly owned subsidiary MYS, and the sale of the assets of AuraSound. These subsidiaries accounted for approximately 92% of sales in the prior year nine month period.

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

         Cost of goods and overhead for the three and nine months ended November 30, 1999 decreased by $41,766,174 and $89,048,032 in comparison with the corresponding periods in the prior year due primarily to the disposition of the Company's NewCom, MYS and AuraSound subsidiaries.

         General and administrative costs decreased for the three and nine month periods by $13,980,821 and $24,293,699 respectively primarily due to the decrease in personnel and support services resulting from the sale of the Company's MYS subsidiary, the assets of the Company's AuraSound subsidiary and the cessation of business of the Company's previously majority owned subsidiary, NewCom.

         Included in cost of goods and overhead and general and administrative costs for the three and nine months ended November 30, 1999, is depreciation and amortization of $1,800,281 and $5,472,297, respectively.

         Research and development costs for the three and nine months ended November 30, 1999 decreased by $155,044 and $732,156 as the Company focused its reduced resources on the sales and marketing of the Company's AuraGen product.

         In the nine months ended November 30, 1999, the Company recorded a gain of $877,512 on the sale of its MYS subsidiary and a loss on the disposition of the assets of the AuraSound subsidiary of $1,405,049. In the nine months ended November 30, 1998, the Company recorded a gain on the sale of stock in its majority owned subsidiary NewCom of approximately $1.4 million.

         Net interest expense decreased by $2,117,569 to $904,042 and $6,290,060 to $2,476,214 in the three and nine months ended November 30, 1999 due to a quarterly fee being charged to interest expense in the prior year period and the inclusion of the Company's MYS and NewCom subsidiary in the prior year period.

         Liquidity and Capital Resources

         In the nine months ended November 30, 1999, cash decreased by $3,531,094 to $291,116 from $3,822,210 at February 28, 1999. Accounts payable and accrued expenses decreased by $6,618,330 from February 28, 1999. Inventories decreased by $6,708,006 and accounts receivable decreased by $6,432,332.

         Cash flows used in operations decreased by $7,174,346 compared to the prior year nine months. Working capital was a negative $13,503,121 as compared to a negative $4,869,876 at the fiscal year end level, with the current ratio declining to .54:1 from .88:1.

         In the nine months ended November 30, 1999, the Company received proceeds of $9,300 from the exercise of warrants. In the nine months ended November 30, 1998, the Company received proceeds of $12,000,000 from the sale of convertible notes payable. In this same period $3,741,878 of previously issued convertible notes were converted into common stock of the Company.

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

         Forward Looking Statements

         The Company wishes to caution readers that important factors, in some cases, have affected, and in the future could affect, the Company's actual results and could cause the Company's actual consolidated results for the fourth quarter of Fiscal 2000, and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of the Company.

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