Form 10-K
period 2000-02-29
AURA SYSTEMS INC
filed 2000-06-14
CIK 826253

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-K

(Mark One)
    |X|  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended..................................February 29, 2000

                                       OR

    |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

      For the transition period from............ to ...........................
  Commission File Number.................................................0-17249

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

                                  Common Stock

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

       Indicate by check mark if  disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

       On June 12, 2000 the aggregate market value of the voting stock held by non-affiliates of the Registrant was $68,875,417. The aggregate market value has been computed by reference to the last trading price of the stock on June 12, 2000. On such date the Registrant had 239,361,352 shares of Common Stock outstanding.

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

         Prior to Fiscal 1992, the Company was engaged in various classified military programs, which allowed the Company to develop its electromagnetic and electro-optical technologies and applications. A number of "one-of-a-kind" systems were built and successfully tested in these fields. Subsequently, the Company developed additional electromagnetic and electro-optics know-how and technology and transitioned from a supplier of defense technology to a supplier of consumer and industrial-related products and services.

         In 1994, the Company founded NewCom, Inc. ("NewCom"), a Delaware corporation, which engaged in the manufacture, packaging, selling and distribution of computer-related communications and sound-related products, including modems, CD-ROMs, sound cards, speaker systems and multimedia products. As a result, the Company expanded its presence in the growing multimedia, communication and sound-related consumer electronics market.

         In 1996,  the Company  acquired 100% of the  outstanding  shares of MYS
Corporation of Japan ("MYS") to expand the range of its sound products and speaker distribution network. MYS engaged in the manufacture and sale of speakers and speaker systems for home, entertainment and computers. In Fiscal 2000, the Company sold MYS to MYS management.

         In September 1997, NewCom completed an initial public offering, decreasing Aura's ownership in NewCom down to a majority interest at the conclusion of the offering. During the second half of Fiscal 1999 NewCom's business suffered from adverse industry conditions, including increased price reductions and a decline in demand resulting from increased incorporation of computer peripherals at the OEM level. These conditions resulted in heavy losses to NewCom and its competitors, causing a buildup in inventory and difficulty in collecting receivables from mass merchants. NewCom's business reached a critical juncture in the fourth quarter of Fiscal 1999 when Deutsche Financial Services, which maintained NewCom's working capital line, announced that it was unwilling to continue to advance working capital to NewCom under its credit facility. This, in conjunction with the actions of the retail mass merchants, resulted in the cessation of NewCom operations in early Fiscal 2000.

         Aura anticipated that its working capital needs in Fiscal 1999 would be met from a number of sources, including the repayment by NewCom of approximately $20 million of indebtedness, which was due in September 1998, and proceeds from external debt and equity financing. NewCom was unable to meet its obligations to Aura in September 1998, ultimately creating a significant cash shortfall to Aura. This required Aura beginning in late January 1999 to refocus its operations by shutting down certain operating divisions, selling its MYS subsidiary, licensing and selling proprietary based AuraSound speaker technology and assets, and leasing its Electrotec concert touring sound equipment. The Company also temporarily suspended the further development of certain electro-magnetic projects, including the electromagnetic valve actuator ("EVA"). In Fiscal 2000 the Company entered into agreements providing for the restructuring of more than $85 million of debt and contingent liabilities. Of this amount, over $37 million was either converted into equity or forgiven. Subsequent to Fiscal 2000 the Company sold its Aura Ceramics division. See "Item 7 - Management Discussion and Analysis of Financial Condition and Results of Operations.

         The Company's operations are now focused on manufacturing and commercializing the AuraGen(R) ("AuraGen") family of electromagnetic products, with applications for military, industry and the consumer. The AuraGen is a unique, patented electromagnetic generator that is mounted to the vehicle engine, which generates both 110 and 220 volt AC power at all engine speeds including idle. Commercial production of the AuraGen commenced in Fiscal 1999 and is being distributed and sold through dealers, distributors and OEMs.

         The Company intends to continue to focus its business on the AuraGen line of products (See "Description of Business - Magnetic Technology"). In addition, the Company is entitled to receive royalties from Daewoo Electronics
Co., Ltd. ("Daewoo") for its electro-optics technology ("AMA") licensed to Daewoo in 1992 (See "Description of business - Electro-Optical Technology").

II.      DESCRIPTION OF BUSINESS

A.       Technology

     1.  Magnetic Technology

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

         Ferrodisk Induction Motor (AuraGen(R))

         In Fiscal 1993, the Company's research discovered that certain magnetic circuit equations could apply, with different parameters, to describe linear actuators that could provide exceptional high force levels in a device of relatively small volume and weight. As this concept extended from a linear actuator to a rotary actuator, an electrical induction motor called the "Ferrodisk Motor" was developed by the Company.

         In the latter half of 1995 and in early 1996, a device named the Ferrodisk Alternator Starter (FAS(TM)) was designed, built, tested, installed on a Ford Ranger truck, and displayed publicly at the Society of Automotive Engineers (SAE) trade show. FAS(TM) used its large torque capacity to start the engine with direct drive, that is, with no gearing. After starting, its function converted to that of an alternator, which had a capacity for generating power several times that of a conventional alternator. The Company called this electromagnetic power generation feature the "AuraGen".

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

         Magnetic High Fidelity Actuators (HFATM)

         Actuators are used in a wide range of applications, including high speed, precision computer-controlled applications such as the control of aircraft flaps, and heavy-duty applications such as the lifting of the bed of a dump truck. Actuators are generally hydraulic, pneumatic, mechanical or voice coil. Hydraulic, pneumatic and mechanical actuators can produce extremely high forces and long strokes in relatively small packages. Voice coil actuators provide high precision and high-speed operation, producing short stroke and very little force.

         The Company believes that its high fidelity electromagnetic actuator HFATM, is the first "Lorenz's Law" actuator to provide both the high forces and long strokes produced by hydraulic or pneumatic actuators at the speed and precision of response produced by voice coil actuators. This ability is attributable to the patented magnetic design. Standard voice coil actuators typically provide less than one inch of stroke whereas the HFA(TM)'s stroke is virtually unlimited. For example, Aura's HFATM is capable of producing more than 1,000 pounds of force over a 32 inch stroke. The Company has commercially used its HFATM technology in applications such as actuated weld heads and shakers.

         Electromagnetic Actuator (EMA(TM))

         During Fiscal 1995, the Company developed, built and demonstrated a new type of actuator, called the Electromagnetic Actuator, or "EMATM." The Company developed EMATM to fill the performance gap between linear actuators and solenoids. To date, the principal application of the EMATM has been in Aura's Electromagnetic Valve Actuator System ("EVA(TM)"), a patented electromagnetically powered system which opens and closes engine valves at any user specified time interval.

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

     2.  ELECTRO-OPTICAL Technology

         Light Efficient Displays - Actuated Mirror Array (AMATM)

         The Company has developed and patented a technology (a "light valve") for generation of images called the Actuated Mirror Array (AMATM). The AMA(TM) utilizes an array of micro actuators in order to control tiny mirrors whose position change is used to cause a variation in intensity. The Company expects this device could have a major impact on applications where light efficiency is paramount, such as in large screen television, movie and exhibition displays, and the testing of electro-optical devices for military or civilian use.

         Although there can be no assurances, the Company believes that the AMATM can be manufactured at a competitive cost in large quantities, thus making it commercially feasible. Thus, AMATM based devices are expected to potentially offer the combination of increased display intensity at a competitive production cost. The Company believes that the AMATM technology has a technical advantage over other technologies in achieving higher contrast, more intensity and longer lived elements.

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

         The Company has entered into a license and manufacturing agreement with Daewoo Electronics Co., Ltd. to manufacture televisions and other devices based on AMATM technology (See " Description of Business-Certain Product Risk Factors-AMA").

B.       Products

         1.       AuraGen(R)

         The AuraGen is a patented technology (US Patent No. 5,734,217) that could potentially have substantial benefits in size, weight and cost for induction type electric motors and generators. The technology allows the construction of induction machines of somewhere between one-half to two-thirds reduction in weight and size for the same output. The machine itself does not use any exotic materials and the components are simple to manufacture with conventional tooling. In addition to the mechanical advantages the system uses a proprietary control system which optimizes efficiency as a function of required load. The AuraGen could potentially offer substantial cost savings due to reduced material requirements and simpler components. While the technology has wide applications over a large range of horsepower it is best utilized for machines in the range of 1.5 to 50 horsepower. The Company has invested substantial resources to develop the technology into a rugged system that can be sold commercially.

         The first family of products using the AuraGen technology are generators designed to fit under the hood of a full size pickup truck, Sports Utility Vehicle (SUV) or other large vehicle. In the under-the-hood application the AuraGen can provide an effective torque to weight ratio of 0.648 ft-lb/lb with efficiency of 86% as compared to a typical heavy duty brush-less alternator which has an effective torque to weight ratio of 0.109 ft-lb/lb and efficiency of 65%. Thus the AuraGen produces nearly six times more power per pound than typical heavy-duty alternators.

         The Company has gone through extensive testing of its 5kw (5000 watts) continuous power rated mobile electric generator in both the laboratory and in the field. Over 1000 units have been in the field for up to two years. The Company has begun selling the 5KW 120/240V pure sine wave systems with total harmonic distortion of less than 4%. Aura currently offers systems that fit in over 70 different engine configurations in popular GM, Ford and Chrysler vehicles, as well as some models of full size trucks. In addition, the Company is developing other power rated generators between 3.5KW and 12.5KW, all of which will fit under-the-hood of the types of vehicles described above.

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

         One area where the AuraGen could be used with great advantages in both cost and logistics is the military. In military applications, getting quiet clean power from vehicles at low speed could potentially be critical as the Army changes to digital applications with numerous sophisticated electronics and sensors. The US Army has been testing the AuraGen product for over two years for numerous applications and to date the results show a reliable and effective system that can be used by the military. The Company is currently working with the US Army for the use of the AuraGen in multiple army vehicle types.

         Another area where the AuraGen could potentially offer unique possibilities is in the telecommunication industry. Currently the AuraGen is used by a number of broadcasting TV stations in their mobile news vehicles. The AuraGen is also being used by cable companies for numerous applications. The technical possibilities of the AuraGen have generated numerous interests from utilities as well as municipalities across the nation. Over 23 utilities in the U.S. have also purchased and are evaluating the AuraGen for their applications and requirements. The Company has shipped a number of AuraGen units to two major telecommunication companies and numerous state and federal agencies are evaluating the AuraGen for their specific applications.

     The Company is positioning itself in the market place as a turn key mobile power solution that is safer, more reliable, more convenient, with better quality at an effective cost. The safer solution is based on the following: a) no need to carry fuel in a container, b) no exposed hot components to touch/start, c) nothing heavy to lift, d) no pull start required, e) power outlets located away from hot components and f) not easily stolen.

         The increased reliability is based on using the standard vehicle engines as compared to small stand-alone engines. The system does not require any maintenance (except normal belt wear and tear) and does not have any starting problems associated with gensets. The system uses the standard vehicle exhaust system, which results in a quieter, cleaner power generating system.

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

         2.       Electromagnetic Valve Actuator (EVA(TM))

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

         By optimizing the fuel-air mixture dynamically, both performance (horsepower) and fuel economy will increase, while emissions are expected to decrease. The entire camshaft assembly, which includes the timing chain, camshaft and rockerarms is replaced by very simple valve actuators. Other emission systems currently on the vehicle, such as the EGR (exhaust gas recirculation) and IMRC (intake manifold runner control) valves can be eliminated. The throttle assembly can also be eliminated by using EVATM to control the amount of air going into the engine.

         In recent years, the Company has entered into agreements with 15 companies to retrofit EVA's on different types of diesel, automobile and motorcycle engines for evaluation and testing. During Fiscal 1998 an EVA system was delivered to a major domestic Original Equipment Manufacturer (OEM) for the purpose of evaluating EVA for possible use in its automobile production. In Fiscal 1998, the Company developed a new, more reliable servo control system that provides reduced power usage and reduced noise over the entire RPM range. In addition, the Company started work on an improved latching mechanism for EVA that will further reduce noise in the system.

         In Fiscal 1999 as part of its refocus, the Company temporarily suspended its activities on further EVA development and commercialization to focus its resources on the AuraGen. The Company is however, pursuing licensing of this technology to third parties. The Company has not yet entered into any licensing agreements for EVA.

C.       Certain Product Risk Factors

         The Company's business on a going-forward basis is focused on the AuraGen family of products and on royalties for the AMA technology. While the technology for the AuraGen has been extensively tested and verified , there are significant risks associated with developing a market place for such a new product. The Company is totally dependent on Daewoo Electronics for exploiting the AMA technology. Certain of these risk factors are discussed below.

         1.       AuraGen(R)

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

         The U.S. Army has recently completed the field test of 5kW and 10kW AuraGens. No assurances can be given as to if and when the US Army will conduct other tests.

         The Company has recently delivered to the U.S. Army 10kW AuraGens. No assurances can be given that the Army will purchase any material quantities of this product.

     The U.S. Marine Corp. has recently purchased 5kW AuraGens for evaluation. No assurances can be given that any sizable contract will develop.

         The AuraGen is currently configured for 110 and 240 volts. The 240V systems that are in use in other countries are different from the U.S. 240-Volt system. The Company is currently providing a solution that requires an additional transformer. A future solution may incorporate the required changes into the Electronic Control Unit ("ECU"). While the Company expects it is straightforward to make the changes to the international 240 Volt, it has not been done as yet. No assurances can be given as to when or if the changes will be made.

         The Company has recently completed the development of a 10kW AuraGen in the same geometric envelope as the 5kW unit. No assurances can be given that such a device will succeed in the market place.

         The Company is currently working with General Motors, a major automotive OEM in regard to the AuraGen. Recently General Motors has exhibited the AuraGen as a potential option in selected future concept vehicles. No assurances can be given that the Company's AuraGen will be offered by General Motors as an OEM option.

         2.       Actuated Mirror Array (AMA(TM))

     The Company licensed its AMA technology to Daewoo Electronics, Co., Ltd of Korea ("Daewoo"). Since 1992, Daewoo has been responsible for the commercialization, production and sale of the AMA products. Daewoo in Fiscal 1999 announced the completion of the commercialization of the AMA. Due to Daewoo's financial crisis, no assurances can be given as to the future plans of the AMA technology at Daewoo.

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

         Portable generators ("Gensets") meet a large market need for auxiliary power. Millions of units per year are sold in North America alone, and millions more are sold across the world to meet market demands for 1 to 10 kilowatts of portable power. The market for these power levels basically addresses the commercial, leisure and residential markets, and divide essentially into: a) higher power, higher quality and higher price commercial level units; and b) lower power, lower quality and lower price level units.

         There is significant competition in the auxiliary power market from portable generator sets with such companies as Onan, Honda and Kohler which are well-established and respected brand names in the genset market for high reliability auxiliary power generation. There are presently 44-registered genset manufacturers.

         The following table is a summary comparing the leading Genset products with the AuraGen(TM).

                               TABLE 1: GENERATORS

                                 Onan              Honda              Honda              Kohler           AuraGen(TM)
       Parameters            Marquis 5000         EG5000X             EX5500              5CKM             G5000
------------------------- ------------------- ----------------- ------------------- ----------------- -----------------

Rated Power               5,000 W             4,500 W           5,000 W             5,000 W           5,000 W
Weight                    258 lbs/117.3 kg    146 lbs/66.4 kg   393 lbs/178.6 kg    268 lbs/122 kg    68 lbs/30.9 kg
Cubic Feet/
Cubic Meters              6.72/.19            5.39/.15          26.80/.76           3.71/0.11         0.25/0.01
Output                    120 V               120/240 V         120/240 V           120/240 V         120/240 V
Engine RPM
@ Rated Output            1,800               3,600             3,600               1,800             1,300
Noise (db @10 Ft.)`       73.5                82                65                  88.5              64
Load-Follower
Economy                   No                  No                No                  No                Yes


         In  addition  to  competition   from  gensets,   there  are  six  major
manufacturers of Inverters in the United States including Vanner, Dimension and Heart.

         Inverters provide strong competition in specific markets of the overall market place for mobile power. The specific markets where inverters are strong competitors are ambulance, fire and rescue, small recreational vehicles and telecommunications.

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

o Higher quality power (pure sine wave and well-regulated 60Hz) is a significant cost factor in inverters (Table 2).

o Often, inverters require upgraded vehicle alternator and battery harness, and--for extended use period without battery charging--an additional battery pack.

                               TABLE 2: INVERTERS

                                    Heart I/F       Vanner         Vanner        Vanner         AuraGen(TM)
Parameters                          Freedom 25      Bravo 2600     TB30-12       A40-120X       G5000

1. Max Rated Power (Watts)          2500            2600           2800          4800           5000
2. Weight (LBS)                     56              70             75            110            68
2A. Weight Battery Pack             Add/No          Add/No         Add/No        No             No
3. Overall Cubic In.                1207.5          1866.73        1800          2595.94        432.73
4. 60 Hz                            Yes             Yes            Yes           Yes            Yes
5. Sine Wave @ All RPM              Modified        Modified       Yes           Modified       Yes
6. Battery Discharge Operation      Yes             Yes            Yes           No             No
7. Vehicle Engine Noise
         (db @ 10Ft.)               64              64             64            64             64
8. Load Follower-Economy            Yes             Yes            Yes           Yes            Yes

E.       Manufacturing

         The AuraGen is assembled at Aura's facility in El Segundo, California with parts which are produced by various suppliers. In Fiscal 1996 the Company acquired a 27,692 square foot manufacturing facility in El Segundo for the AuraGen production line. In Fiscal 1998, the Company set up the production facilities in the acquired building. This facility is for assembly and testing and has a production capability of 5,000 units per month per operating shift. The Company leases an approximate 38,000 square foot ceramic facility in New Hope, Minnesota. Subsequent to year end the Company sold its ceramics division and no longer leases this facility.

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

         In addition to the qualification testing, the Company has established a Quality Management system, and is in pursuit of both ISO and QS 9000 registration. Elements include a controlled manufacturing lot traceability system, documentation and configuration control system, as well as acceptance test and compliance procedures at all manufacturing levels, including suppliers. The company also uses automated tools for SPC, In-Process Inspection and Functional Test on its AuraGen assembly line.

G.        Product Development Expenditures

         During the fiscal years ended February 29, 2000, February 28, 1999, and February 28, 1998 the Company spent approximately $ 0.1 million, $ 2.0 million and $ .5 million, respectively, on Company sponsored research and development activities. The Company plans to continue its research and may incur substantial costs in doing so. All of the Company's sponsored R & D is focused on technological enhancements and product developments for the AuraGen.

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

I.       Employees

         As of February 29, 2000 the Company employed approximately 85 persons. The Company believes that its relationship with its employees is good. The Company is not a party to any collective bargaining agreements.

J.       Principal Sources of Revenues

         For the year ended February 29, 2000, ceramics products were the largest single source of revenue on a consolidated basis, constituting approximately $2.9 million or 40% of net revenues. Sound related products totaled approximately $.6 million or 8% of net revenues. License fees for sound related patents constituted $1.5 million or 21% of revenues. For the year ended February 28, 1999, multi-media products and modems were approximately $46.8 million or 57.4% of net revenues, sound related products were approximately $29 million or 35.6% of net revenues. With the sale of the sound related operations in Fiscal 2000, and the sale of the ceramics facility subsequent to Fiscal 2000, the principal source of revenue going forward will be related to the Company's AuraGen technology.

K.       Significant Customers

         The Company sold ceramics related products to a single significant customer during Fiscal 2000 for a total of approximately $2.1 million or 29.7% of net revenues. After Fiscal 2000 this customer will not be a significant customer as the Company has sold the ceramics division.

ITEM 2.  PROPERTIES

         The Company owns a 46,000 square foot headquarters facility in El Segundo, California and a 27,692 square foot manufacturing facility also in El Segundo, California for its AuraGen product. These properties are encumbered by a deed of trust securing a Note in the original principal amount of $5,450,000. The Company leases an approximate 38,000 square foot ceramic facility in New Hope, Minnesota. Subsequent to year end the Company sold its ceramics division and no longer leases this facility.

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

         A settlement agreement for this proceeding was submitted to the Court on July 20, 1998, for preliminary approval, at which time the Court denied the plaintiffs' motion for approval of the settlement. On September 22, 1998, the Company and certain of its officers and directors renoticed their motion for summary judgment. Thereafter, on January 8, 1999, the plaintiffs and the defendants in the Barovich action executed a Stipulation of Settlement pursuant to which the Barovich action would be settled in return for payments by Aura and its insurer to the plaintiff's settlement class and plaintiff's attorneys in the amount of $2.8 million in cash (with $800,000 to be contributed by Aura and $2 million to be contributed by Aura's insurer, subject to a reservation of rights by the insurer against the insureds) and $1.2 million in cash or common stock, at the Company's option, to be paid by Aura. Subsequently the parties and the insurer entered into an amended settlement agreement. As amended the settlement calls for the total settlement amount of $4 million to remain the same, with the insurer contributing $1.8 million, and the remaining $2.2 million to be paid by Aura in cash over a period of three years, with accrued interest at the rate of 8% per annum. The settlement was preliminarily approved by the Court on December 6, 1999, and finally approved in or about April, 2000.

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

     In June, 1998, the Court entered an order staying further discovery in order to facilitate completion of settlement discussions between the parties. On October 12, 1998, the parties entered into a stipulation for settlement of all claims, subject to approval by the Court. Under the stipulation for settlement Aura agreed to pay $4.5 million in cash or stock, at Aura's option, plus 3.5 million warrants at an exercise price of $2.25. In addition, Aura's insurance carrier agreed to pay $10.5 million. The settlement was finally approved by the Court in October 1999 and was thereafter amended in December 1999 to allow Aura to defer payment of the settlement amount until April 2000 in exchange for an additional 2 million shares of Aura Common Stock, subject to certain adjustments.The deferral resulted from the limitation on the number of shares authorized. the final distribution of stock and warrants to class members occured in April and May 2000.

NewCom Related Litigation

         Deutsche Financial Services v. Aura

         In June, 1999, a lawsuit naming Aura was filed in the United States District Court for the Central District of California, Deutsche Financial Services ("DFS") vs. Aura (Case No. 99-03551 GHK (BQRx)). The complaint follows DFS' termination of its credit facility with NewCom of $11,000,000 and seizure of substantially all of NewCom's collateral in April, 1999. It alleges, among other things, that Aura is liable to DFS for NewCom's indebtedness under the secured credit facility purportedly guaranteed by Aura in 1996, well prior to the NewCom initial public offering of September 1997. In the proceeding, DFS sought an order to attach Aura's assets which was denied following an evidentiary hearing before the Honorable Brian Quinn Robbins, U.S. Magistrate, and the matter has been ordered by the District Court to binding arbitration. Aura has now responded in arbitration, denying DFS'claims and has asserted in its defense, among other things, that the guarantee, if any, is discharged. In addition, Aura through its counsel, has asserted cross-claims for, among other things, tortious lender liability, alleging that DFS wrongfully terminated the NewCom credit facility, wrongfully seized the NewCom collateral and wrongfully foreclosed upon NewCom collateral, acting in a commercially unreasonably manner. A panel of three arbitrators has been selected and appointed by the American Arbitration Association, and a hearing set for May, 2000 was suspended by the panel without yet scheduling a new hearing date. The Company believes it has meritorious defenses and cross-claims. However, no assurances can be given as to the ultimate outcome of this proceeding.

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

         The Plaintiffs allege in their complaint that Aura breached its agreements with the Plaintiffs by, among other things, failing to register the Aura Common Stock relating to the Repricing Rights. The Plaintiffs further allege that Aura misrepresented its intention to register the Aura shares in order to induce the Plaintiffs to loan $1.0 million to NewCom. The Complaint seeks damages of not less than $4.5 million. In January 2000 Aura filed counterclaims against the Plaintiffs, including claims that the Plaintiffs made false representations to Aura in order to induce Aura to agree to issue its Common Stock pursuant to the Repricing Rights. The parties have agreed to submit this matter to mediation on June 28, 2000. The Company believes that it has meritorious defenses and counterclaims to the Plaintiffs' allegations. However, no assurances can be given as to the ultimate outcome of this proceeding.

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

ITEM 4.  Submission of Matters to a vote of Security Holders.

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

         Set forth below are high and low sales prices for the Common Stock of Aura for each quarterly period in each of the two most recent fiscal years. Such quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not necessarily represent actual transactions in the Common Stock. The Company had approximately 4,400 stockholders of record as of June 12, 2000.

       Period                                           High      Low

Fiscal 1999

       First Quarter ended May 31, 1998                $3.69      $2.59
       Second Quarter ended August 31, 1998            $1.25      $1.00
       Third Quarter ended November 30, 1998           $1.81      $0.91
       Fourth Quarter ended February 28, 1999          $1.50      $0.34

Fiscal 2000

       First Quarter ended May 31, 1999                $0.50      $0.22
       Second Quarter ended August 31, 1999            $0.28      $0.06
       Third Quarter ended November 30, 1999           $0.51      $0.06
       Fourth Quarter ended February 29, 2000          $0.42      $0.17

         On June 12, 2000, the average high and low reported sales price for the Company's Common Stock was $0.315.

Dividend Policy

         The Company has not paid any dividends on its Common Stock and currently intends to retain any future earnings for use in its business. The Company does not anticipate paying any dividends on its Common Stock in the foreseeable future but has no restrictions preventing it from paying dividends.

Changes in Securities and Use of Proceeds

         For  information   regarding  equity   securities  sold  or  issued  in
restructuring   transactions  by  the  Company  during  Fiscal  2000,  see  debt restructuring in Liquidity and Capital Resources.

ITEM 6.    SELECTED FINANCIAL DATA

     The following Selected Financial Data has been taken or derived from the audited consolidated financial statements of the Company and should be read in conjunction with and is qualified in its entirety by the full consolidated financial statements, related notes and other information included elsewhere herein. The data for Fiscal 2000, 1999 and 19998 has been restated to reflect discontinued operations. The data for Fiscal 1997 and 1996 hs not been revised as the change in the scope of the Company's operations would not provide additional relevant comparison.

                       AURA SYSTEMS, INC. AND SUBSIDIARIES

                                                    February 29,       February 28,   February 28,     February 28,     February 29,
                                                         2000               1999             1998           1997              1996
Net Revenues                                       $   5,788,221      $53,650,025   $103,939,641        $109,950,202   $ 77,088,850
                                                   -------------      -----------   ------------        ------------   ------------
Cost of goods and overhead                            13,424,304      130,437,194     71,774,522          86,350,828     71,849,204

Expenses:
   Research and development                              148,443        1,996,198        475,992           6,022,586      5,225,735
   Impairment of long-lived assets                            --        5,838,466             --                  --             --
   Selling, general and administrative expenses       10,725,397       64,131,072     35,266,048          18,542,840     26,399,794
                                                   -------------       ----------     ----------         -----------     ----------

         Total costs and expenses                     24,298,144      202,402,930    107,516,562         110,916,254    103,474,733
                                                   -------------       ----------     ----------         -----------    -----------

(Loss) From Operations                               (18,509,922)    (148,752,905)    (3,576,921)           (966,052)   (26,385,883)

Other (Income) and Expense

   Interest expense (income)                           4,476,690       11,577,990      6,450,741           1,415,934        289,793
   Termination of License Agreements                          --               --      3,114,030                  --             --
   Loss on Disposal of Assets and Investments           (259,724)       5,809,811             --                  --             --
   Gain on Sale and Issuance of Subsidiary Stock              --         (811,657)   (12,632,265)           (250,000)            --
   Class Action Litigation and Other Settlements       2,777,762        7,717,518      1,700,000                  --             --
   Equity in Losses of Unconsolidated Joint Ventures          --        6,268,384      1,937,747                  --             --
   Other                                              (1,101,279)         406,576       (220,291)              40,642             --
   Provision (benefit) for taxes                              --          566,635     (1,275,555)            570,484             --
   Minority interests                                         --      (36,934,376)       946,405                  --             --
   Loss in excess of basis of subsidiary                      --       (8,080,695)            --                  --             --
                                                   --------------       ----------   -----------           ---------      ---------

Loss from continuing operations                      (24,403,371)    (135,273,091)    (3,597,733)         (2,880,111)   (26,087,090)

Discontinued Operations:
     Loss from Discontinued Operations, Net
     of taxes                                         (4,l31,501)     (14,875,065)    (8,038,807)                 --             --
Extraordinary Item
     Gain on extinguishment of debt
     obligations, net of income taxes                 19,068,916               --             --                  --             --
                                                     -----------      -----------      ----------         ----------    -----------
Net loss                                             $(9,465,956)   $(150,148,156)  $(11,636,540)        $(2,880,111)  $(26,097,090)
                                                     ===========    =============    ============        ===========   ============

NET (LOSS) PER COMMON SHARE                       $        (0.08)    $      (1.74) $        (.15)        $      (.04)  $       (.48)
                                                   ==============    ============= ==============        ============  ============


WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES                                     124,293,861      85,831,688      79,045,290          68,433,521     53,860,527
                                                     ===========     ============     ==========          ==========     ==========
Working capital (deficit)                              1,376,215      (4,869,876)     78,143,895          62,310,715     71,362,882
Total assets                                          56,122,478      90,143,392     227,302,629         182,528,399    134,080,568
Total liabilities and deferrals                       54,959,832     103,797,049     110,400,761          57,050,812     34,917,462
Net stockholders' equity (deficit)                     1,162,646     (13,653,657)    116,901,868         125,477,587     99,163,106


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

     Statements in this report, including those concerning our expectations of future sales revenues, gross profits, research and development, sales and marketing, and administrative expenses, product introductions and cash requirements include forward-looking statements. As such, our actual results may vary materially from our expectations. Factors which could cause our actual results to differ from expectations include, but are not limited to, the following risks and contingencies: changed business conditions in the industrial and automotive industries and the overall economy; increased marketing and manufacturing competition and accompanying price pressures; contingencies in initiating production at new factories along with their potential underutilization, resulting in production inefficiencies and higher costs and start-up expenses and; inefficiencies, delays and increased depreciation costs in connection with the start of production in new plants and expansions.

         Relating to the above are potential difficulties or delays in the development, production, testing and marketing of products, including, but not limited to, a failure to ship new products and technologies when anticipated. There might exist a difficulty in obtaining raw materials, supplies, natural resources and any other items needed for the production of Company and other products, creating capacity constraints limiting the amounts of orders for certain products and thereby causing effects on the Company's ability to ship its products. Manufacturing economies may fail to develop when planned, products may be defective and/or customers may fail to accept them in the marketplace.

         In addition to these factors, risks and contingencies may exist as to the amount and rate of growth in the Company's selling, general and administrative expenses, and the impact of unusual items resulting from the Company's ongoing evaluation of its business strategies, asset valuations and organizational structures. Furthermore, any financing or other financial incentives by the Company under or related to major infrastructure contracts could result in increased bad debt or other expenses or fluctuation of profit margins from period to period. The focus by the Company's business on any large order could entail fluctuating results from quarter to quarter.

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

Overview

         During the Fiscal Year ended February 28, 1999 the Company devoted substantial financial and human resources in furtherance of its plan to manufacture and sell its patented, proprietary AuraGen product. As is often the case with the introduction of a capital intensive product launch, Aura anticipated that in order to implement it's business plan, working capital would be required in an amount that would exceed cash flow generated from any initial sales of the AuraGen.

         The Company expected that its working capital needs would be met from, among other things, the repayment by NewCom Inc. ("NewCom") of approximately $20 million of indebtedness which was due in September 1998 and with proceeds from external debt and equity financing. NewCom was ultimately unable to meet its obligations to Aura in September 1998, creating a significant cash shortfall to Aura. NewCom's operations in the third quarter of Fiscal 1999 were severely impacted by an industry-wide slump in the computer peripherals industry, causing a buildup in inventory and difficulty in collecting receivables from the mass merchants. NewCom's business reached a critical juncture in the fourth quarter of Fiscal 1999 when Deutsche Financial Services ("DFS"), which provided NewCom's principal working capital line, announced that it was unwilling to continue to advance working capital to NewCom under its credit facility. This, coupled with the retail mass merchants failure to pay NewCom for significant receivables past due and owing, resulted in NewCom ceasing its day-to-day operations, in early Fiscal 2000. These events substantially impacted Aura's results of operations for Fiscal 1999.

         Commencing January 1999 Aura's management was forced to take steps to curtail and refocus its plans and implement measures to reduce its overhead until such time as additional working capital could be obtained. These steps included employee layoffs, selling the Company's MYS speaker division to its former owners, eliminating the display division, temporarily suspending development activities associated with the EVA program, leasing all the assets of Electrotec, selling the AuraSound subsidiary assets and the licensing of the proprietary NRT and Line Source speaker technologies. In Fiscal 2000 the Company reached an agreement in principle to sell the ceramics assets located in New Hope, Minnesota, to the president of the subsidiary which was consummated in May 2000.

         The Company's ability to maintain its focused AuraGen operations required an infusion of working capital and the restructure of Aura's principal indebtedness. The Company believed that the restructure of this indebtedness was required in order to obtain working capital from other third parties. Management therefore developed an informal restructure plan under which approximately $35.0 million of indebtedness consisting of convertible debt and other debt obligations would be eliminated. By the end of the fourth quarter of Fiscal 2000 the Company had entered into agreements to eliminate approximately $32.2 million of debt, and providing for the conversion of most of such debt into equity. In addition, the Company has restructured approximately $17.4 million of additional debt ("Infinity Note") into a $12.5 million, 36 month 8 percent note, with interest only payments and a balloon payment at the end of the 36 months.

         In the third quarter of Fiscal 2000 the Company completed a private placement of $6.9 million in the form of common stock and debt that converted into common stock upon the restructuring of the Infinity Note.

         Since January 1999 the Company's limited resources have been devoted almost entirely to the AuraGen product, the restructure of debt and the raising of new working capital. Although the Company has experienced delays in the shipping of AuraGen products since the beginning of 1999 as a result of insufficient working capital, necessary parts started to be obtained by late 1999 and limited shipments of AuraGens are now being made. Over 33 state and city governments across the U.S. have purchased evaluation units and some cities have already specified the AuraGen as a requirement for some of their vehicles. Over 23 utilities in the U.S. have also purchased and are evaluating the AuraGen for their applications and requirements. The Company has shipped a number of AuraGen units to two major telecommunication companies and numerous state and federal agencies are evaluating the AuraGen for their specific applications. The Company continues to support the U.S. Army in its evaluation of the AuraGen (known to the U.S. Army as VIPER). The Company has continued to develop different engine mounts for the AuraGen. As of January 2000, the Company has started production of mounts that will fit most of the trucks, pickups and SUV's built in North America by the three major OEMs. The Company's 5KW model is now available for more than 70 different vehicle models and engine configurations. The Company continues to work closely with General Motors which has displayed the AuraGen on both the Sierra 2000 professional concept vehicle and the Terradyne concept vehicle.

Fiscal 2000 as Compared to Fiscal 1999

Revenues

     Net revenues in Fiscal 2000 declined to $5.8 million from $53.7 million in Fiscal 1999, a decrease of 89.2%. In Fiscal 1999, net revenues included the revenues from the Company's Newcom subsidiary in which it held an approximate 41% interest at February 28, 1999. Newcom ceased operations shortly after the end of Fiscal 1999, resulting in no revenue being recorded for Newcom in the current Fiscal year. Included in Fiscal 2000 revenues are license fees pertaining to sound related patents of $1.5 million or 25.9% of revenues. License fees have a pronounced effect on the results of operations since there is little or no cost involved.

Cost of Goods and Overhead

     Cost of goods and overhead decreased to $13.4 million from $130.4 million in the prior Fiscal year primarily as a result of the sale and shutdown of the Company's subsidiaries previously mentioned. Cost of goods and overhead for these subsidiaries totaled approximately $142 million in Fiscal 1999. Included in cost of goods and overhead for Fiscal 2000 is approximately $4.9 million in depreciation related to the AuraGen product.

Gross Profit and Net Loss

     Gross profit for Fiscal 2000 was a negative 131.9% compared to a negative 143% in Fiscal 1999. The negative gross profit in the prior Fiscal year was primarily a result of the Company's Newcom subsidiary. The current year negative gross profit is a result of insufficient sales in the Company's remaining business to cover the overhead costs associated with the ongoing operations.

Research and Development

     Research and development expense for Fiscal 2000 decreased to $.1 million from $2.0 million in Fiscal 1999. This is a result of the Company focusing its efforts on marketing and selling the AuraGen.

Selling, General and Administrative

         Selling, general and administrative expenses decreased to $10.7 million in Fiscal 2000 from $64.1 million in Fiscal 1999. The primary reason for the decrease is the sale and shutdown of the Company's subsidiaries as previously mentioned. The Company also reduced the number of employees at the Company's headquarters in conjunction with the restructuring the Company has undergone in the current Fiscal year. Included in selling, general and administrative expenses for Fiscal 2000 are legal costs and expenses of approximately $1.7 million, and depreciation and amortization of approximately $950,000.

Bad Debt Expense

     Bad debt expense decreased to approximately $163,000 in Fiscal 2000 from $12.8 million in the prior Fiscal year.

Interest Expense

     Interest expense for Fiscal 2000 declined to approximately $ 4.5 million from $12.2 million in Fiscal 1999. This was primarily a result of the elimination of interest expense from the subsidiaries that were either sold or shutdown, and a result of the conversion of debt into equity and the forgiveness of debt.

Discontinued Operations

     Effective March 1, 1999, the Company sold its MYS group of subsidiaries to the management of MYS and in June 1999, the Company sold the assets of its AuraSound division. Accordingly, the results of these operations have been classified as a single item as a discontinued operation.

Fourth Quarter Adjustments

         Certain events occurred in the fourth quarter of Fiscal 2000 which impact the financial statements. The primary item that occurred was the forgiveness of debt by certain of the Company's creditors in the approximate amount of $19.1 million.

Fiscal 1999 as Compared to Fiscal 1998

         The Company continued its activity in development of commercial applications of its proprietary magnetic technologies. The second half of Fiscal 1999 had significant negative results from operations which caused significant cash shortfall problems that affected the entire operation.

Revenues

         Net revenues in Fiscal 1999 declined to $53.6 million from $103.9 million, a decrease of 48.4%. The decrease was primarily due to the virtual shutdown of operations of NewCom in the last quarter of the fiscal year, coupled with the decline in sales of NewCom in the third quarter of the Fiscal year. The decline in sales was primarily a result of price pressures in the retail channel as well as a substantial decline in sales to one of NewCom's major customers. In the last half of the fiscal year, as NewCom's business began to deteriorate in conjunction with the overall deterioration of the computer peripherals industry, the levels of returned goods began to accelerate. In the last quarter of the fiscal year, when NewCom's operations virtually shutdown, returns increased dramatically as retailers began to ship back product for fear that NewCom would go out of business and would not be able to fulfill warranty and other business obligations. Magnification of this stemmed from its lender "DFS" and a judgement creditor each sending correspondence to the retail mass merchants asking that they remit payments to them. A court battle produced an order describing whom to pay, which was sent to the retail customer. The above actions added to the uncertainties of NewCom's future and further deteriorated NewCom's relationships with its customers.

Cost of Goods and Overhead

         Cost of goods and overhead increased to $130.4 million in Fiscal 1999 from $71.8 million in Fiscal 1998. This increase both in dollar terms and as a percentage of revenues is primarily a result of the price pressures from the retail mass merchants which included the substantial rebates that were required in order to maintain shelf space, as well as the overall business conditions at the Company's NewCom subsidiary as described above.

Gross Profit and Net Loss

         Gross profit for Fiscal 1999 was a negative 143% compared to 30.95% in Fiscal 1998, primarily due to the substantial drop in gross profit at NewCom in the third and fourth quarters of the Fiscal year. In the third and fourth quarters of the Fiscal year, price pressure applied by NewCom's major customers and inventory write-downs which reflected the change in the computer peripherals industry resulted in substantially higher costs of product sold as a percentage of the selling price. Coupled with the substantial rebates NewCom was required to offer, the resulting gross profit was negative.

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

         Termination of Joint Ventures                              $5.6 million
         Depreciation Expense                                       $4.6 million
         Accounts Receivable reserves and write-off's              $13.0 million
         Asset Impairment                                           $9.4 million
         Interest Expense                                           $3.5 million
         Disposed Assets                                            $1.2 million
         Investment write-off's and losses                          $7.0 million
         Guarantees for NewCom                                      $9.9 million
         NewCom loss (Aura Share)                                  $45.8 million
                                                                   -------------
         Total                                                    $100.0 million


Research and Development

     Research and development expense for Fiscal 1999 increased to $2.0 million from $.5 million in Fiscal 1998 as the Company focused all its remaining resources on developing additional engine mounts for the AuraGen, and researching ways to expand its applications.

Selling, General & Administrative

     Selling, general and administrative expenses increased to $64 million in Fiscal 1999 from $35.3 million in Fiscal 1998. The increase is primarily attributable to a substantial increase in sales and marketing related expenses at NewCom as the major retailers required higher levels of sales promotions and marketing allowances. Further, increased amortization of product design related costs were necessary to account for impairment of these assets due to shorter life cycles of products.

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


Liquidity and Capital Resources

         The working capital deficit decreased by approximately $4 million to a deficit of approximately $900,000 at Fiscal 2000 year end, with the current ratio improving slightly to .95:1 from .88:1. The principal differences in the Company's accounts from February 28, 1999 to February 29, 2000 are a decrease in cash and equivalents of $3.6 million, a decrease in net receivables of $5.9 million, a decrease in inventories of $7.3 and a decrease in accounts payable and accrued expenses of $25 million. The primary reason for these changes is the sale of the Company's MYS Corporation subsidiary and the sale of the speaker assets of AuraSound Inc.

     The Company's cash balances were $260,437 at February 29, 2000, $3,822,210 at February 28, 1999 and $6,079,411 at February 28, 1998.

     In Fiscal 2000 the Company received net proceeds of $7.4 million in a private placement and proceeds of $24,800 from the exercise of warrants.

     The net cash used in operating activities of $(15,568,917) million decreased by $8,745,083 million due primarily to the decrease in the loss incurred in addition to the decreases in accounts receivable, inventory and accounts payable as a result of the cessation of NewCom's business.


         Spending for property and equipment amounted to $15,938 in Fiscal 2000, $4,053,848 in Fiscal 1999 and $18,006,394 in Fiscal 1998. Of the Fiscal 2000,
1999 and 1998 amounts, nil, $1,910,611 and $16,096,180 respectively was due to the manufacture of tooling and the remainder was due to the expansion of facilities and purchases of equipment which was necessary in connection with research and development activities, services performed under various subcontracts and manufacturing requirements.

         The Company's cash flow generated from operating activities has to date not been sufficient to fund its working capital needs. In the past, the Company has relied upon external sources of financing to maintain its liquidity, principally private and bank indebtedness and equity financing, and the sale of assets. No assurances can be provided that these funding sources will be available in the future, or at the times and in the amounts necessary. The Company currently intends that funding required for future growth, operations or any joint ventures entered into would occur through a combination of existing working capital, operating profits, equity, sale of non-essential assets and favorable financial terms from vendors. The inability of the Company to obtain sufficient working capital at the times and in the amounts required would have a material adverse effect on the Company's business and operations.

         Current fixed monthly expenses corporate wide, average approximately $900,000, principally for labor, overhead, travel and professional fees.

         The Company and its subsidiaries lease space located in El Segundo and New Hope, Minnesota. Minimum monthly rents under the leases approximate $55,000. Rent expense was approximately $.9 million for Fiscal 2000, $1.8 million, for Fiscal 1999, and $1.3 million for Fiscal 1998. At February 29, 2000, the Company has no long term operating leases.

Debt Restructuring

         Following is a description of the principal components of Aura's debt restructuring:

         Restructuring of RGC International Investors, LDC, Debt.

         Between October 1997 and March 1998 the Company issued an aggregate of $21.5 million of its convertible unsecured debentures to RGC International Investors, LDC ("RGC"). The debentures accrued interest at the rate of 7% per annum, with the entire principle amount due and payable between 2002 and 2003, and were convertible into common stock based upon a formula related to the market price of the Common Stock. In October 1998 the Company issued to RGC a $3 million convertible note which was secured by a lien on certain of the Company's assets.

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

         Under the agreement with the new holder of the RGC Debentures, the RGC Debentures were convertible into a maximum of 46,500,000 shares of the Company's Common Stock unless Aura failed to complete the restructuring with Infinity. The holder of the RGC Debentures converted a portion of the RGC Debentures into 46,500,000 shares of Common Stock and canceled the remaining outstanding principal and interest owed under the RGC Debentures as of the consummation of the restructuring of approximately $17.4 million of outstanding Debentures held by Infinity. See "Restructuring of Infinity Investors Debt" below.

         Retirement of JNC Debt

         In June 1997 the Company issued a $4 million convertible debenture in a private placement JNC Opportunity Fund, Ltd. ("JNC"). The debenture accrued interest at the rate of 7% per annum, payable quarterly, and was due and payable in June 1999. The Debenture was convertible into shares of the Company's Common Stock at the then current market price at the time of conversion. The investor also received 318,000 warrants exercisable at $3.50 per share.

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

         Subsequent to September 1998 the Company engaged in extensive negotiations with the holders of these Debentures. In February 2000 the Company consummated an agreement with these holders and a third party to exchange (the "Exchange") the Debentures for $3 million in cash, 1,111,111 shares of common stock, 100,000 Warrants exercisable at $0.375 per share, and new Secured Notes (the "New Secured Notes") in the aggregate principal amount of $12.5 million. The New Secured Notes are secured by a lien on the Company's assets, bear interest at the rate of 8% per annum, interest only payable quarterly, with the principal due three years from the date of the exchange. In the event of an uncured default under the New Secured Notes, the holder is entitled to convert the unpaid principal and interest into Common Stock of the Company, at $.60 per share. The Company is entitled to a discount if the New Secured Note is prepaid, which discount is initially 20% of the amount prepaid, and the discount declines ratably over the three year term of the New Secured Note.

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


                                       Director
 Name                      Age      Since   Title
Zvi Kurtzman               53       1987    Chief Executive Officer, Chairman,
                                            Board of Directors, member of
                                            Nominating Committee
Harvey Cohen               66       1993    Director, member of Audit Committee
Salvador Diaz-Verson, Jr.  47       1997    Director, member of Compensation
                                            Committees
Stephen A. Talesnick       50       1999    Director, member of Compensation and
                                            Nominating Committees
Norman Reitman             76       2000    Director, member of Audit Committee
David F. Hadley            35       2000    Director, member of Compensation and
                                            Nominating Committees
Sanford R. Edlein          56       2000    Director, member of Audit Committee

Business Experience of Directors and Nominees During the Past Five Years

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

         Norman Reitman is a director of the Company and has served in this capacity since March 6, 2000. He previously served as a director of the Company from January 1989 to September 1998. Mr. Reitman obtained his B.B.A. degree in business administration from St. Johns University in 1946 and became licensed as a public accountant in New York in 1955. Mr. Reitman is the retired Chairman of the Board and President of Norman Reitman Co., Inc., insurance auditors, where he served from 1979 until June 1990. Mr. Reitman was a senior partner in Norman Reitman Co., a public accounting firm, where he served from 1952 through 1979. Mr. Reitman served on the Board of Directors and was a Vice President of American Family Life Assurance Co., a publicly held insurance company, from 1966 until April 1991.

         David F. Hadley is a director of the Company and has served in this capacity since March 6, 2000. He is the founder and president of D.F. Hadley & Co., Inc. ("DFH&Co"). DFH&Co is a boutique financial services firm that provides consulting and advisory services to emerging growth companies located in the western United States. The principals of DFH&Co also seek to invest as principals in the equity securities of DFH&Co clients. Prior to founding DFH&Co in August 1999, Mr. Hadley was a managing director in the global investment banking group of BT Alex. Brown Inc., focusing on the media and communications sector. Mr. Hadley was employed by subsidiaries of Bankers Trust Corporation from 1986 to June 1999. He received his MSc. In Economic History (with distinction) from the London School of Economics and his A.B. from Dartmouth College (summa cum laude).

         Sanford R. Edlein, is a director of the Company and has served in this capacity since March 6,2000. He is a Certified Public Accountant, Certified Turnaround Professional, and has served as a consultant and senior executive for privately held and public companies for more than thirty years and has assisted in financial and operating matters, corporate governance, crisis management and mergers and acquisitions. He has served on the boards of public companies including Sport Supply Group, Inc., BSN Corporation, Tennis Lady, Escalade
Corporation and American Equity Financial Corporation. Since 1998 he has been employed with Glass & Associates, Inc. a firm that specializes in turnaround and crisis management. From 1996 to 1998 he was president of Edlein & Associates, LLC. a consulting firm. From 1994 to 1996 he was CEO, COO and a member of the board of directors of Sport Supply Group, Inc. From 1965 through 1980 and 1989 through 1994, respectively, Mr. Edlein served as a partner and then managing partner of Grant Thornton LLP (Boston office). Mr. Edlein has a AAS degree from Bronx Community College and a BBA degree from City University of New York.

MANAGEMENT

         Listed below are Executive Officers of the Company who are not directors or nominees, their ages, titles and background information. All the officers listed below hold their offices at the pleasure of the Board of Directors.

Name                       Age              Title

Gerald S. Papazian         44               President, Chief Operating Officer
Arthur J. Schwartz, Ph.D.  52               Executive Vice President
Cipora Kurtzman-Lavut      43               Senior Vice President,
                                            Corporate Communications
Neal B. Kaufman            55               Senior Vice President,
                                            Management Information Systems
Steven C. Veen             44               Senior Vice President,
                                            Chief Financial Officer
Michael I. Froch           38               Senior Vice President,
                                            General Counsel and Secretary
Keith O. Stuart            43               Senior Vice President,
                                            Sales and Marketing
Ronald J. Goldstein        58               Senior Vice President,
                                            Sales and Marketing
Jacob Mail                 49               Senior Vice President,
                                            AuraGen Operations
Richard E. Van Allen       53               Senior Vice President,
                                            Industrial and Special Programs

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

     Arthur J. Schwartz, Ph.D. has been the Executive Vice President of the Company since February 1987. Dr. Schwartz obtained his M.S. degree in physics from the University of Chicago in 1971 and a Ph.D. in physics from the University of Pittsburgh in 1978. Dr. Schwartz was employed as a Technical Director with Science Applications International Corp., a scientific research company in San Diego, California from 1983 to 1984 and was a senior physicist with Hughes Aircraft Company, a scientific and aerospace company, from 1980 to 1984. While at Hughes, he was responsible for advanced studies and development where he headed a research and development effort for new technologies to process optical signals detected by space sensors. While at Aura, he served for 3 years on a Joint Tri Services Committee reporting to the U.S. Government on certain technology issues.

         Cipora Kurtzman-Lavut is Senior Vice President, Corporate Communications, and has served in this capacity since December 1991. She previously served as Vice President in charge of Marketing for the Company since 1988. She graduated in 1984 from California State University at Northridge with a B.S. degree in Business Administration.

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

     Keith O. Stuart is Senior Vice President, Sales and Marketing and has served in this capacity since November, 1999. Previously he served as President of the Company's Tech Center division, from 1995 to 1999 and has been in charge of hardware development for Aura since 1988. Mr. Stuart obtained his B.S. and M.S. degrees in electrical engineering from the University of California Los Angeles in 1978 and 1980, respectively. Mr. Stuart worked for Cyphermaster, Inc. during 1986 and was employed by Hughes Aircraft Company, a scientific and aerospace company, prior thereto. Mr. Stuart has designed and fabricated digitally controlled, magnetically supported gimbals that isolate the seeker portion of a United States Space Defense Initiative and has also developed a multi-computer automated test station for the evaluation of sophisticated electro-optical devices.

         Ronald J. Goldstein is Senior Vice President, Sales and Marketing, serving in this capacity since November, 1999. He is responsible for the marketing and sales of AuraGen to worldwide government agencies and the military and has served in various capacities at Aura since 1989. He holds two M.S. degrees in Computing Technology and the Management of R & D from George Washington University and has completed coursework for a Ph.D. in Nuclear Engineering from North Carolina State University. Mr. Goldstein has over 25 years of experience in high technology both in government and industry. Since 1989 Mr. Goldstein was responsible for all marketing and business development activities for the Company and served since 1995 as President of the
Automotive/Industrial division of the Company. Prior to joining Aura, Mr. Goldstein was Manager of Space Initiatives at Hughes Aircraft Company, a scientific and research company, where he was responsible for the design, production and marketing of a wide variety of aerospace systems and hardware. Prior to joining Hughes in 1982, Mr. Goldstein was the Special Assistant for National Programs in the Office of the Secretary of Defense, and before that held high level program management positions with the Defense Department and Central Intelligence Agency.

         Jacob Mail is Senior Vice President, AuraGen Operations, serving in this capacity since November 1999. Previously he has served as Vice President of Operations from 1995 to 1999. Mr. Mail served over 20 years at Israeli Aircraft Industries, starting as a Lead Engineer and progressing to Program Manager. He was responsible for the development and production of hydraulic actuation, steering control systems, rotor brake systems and other systems and subsystems involved in both commercial and military aircraft. Systems designed by Mr. Mail are being used today all over the western world. In addition, Mr. Mail has extensive experience in the preparation of technical specifications planning and organizing production in accordance with customer specifications at full quality assurance.

     Dr. Richard E. Van Allen is Senior Vice President, Industrial and Special Programs, serving in this capacity since June 1999. He is currently the Program Manager for the military version of the commercial AuraGen generator. In addition, Dr. Van Allen manages ongoing electromagnetic actuator projects. He joined the company in 1990 and previously was Manager and Vice President of the AuraSound Division, and before that was Division manager of the Magnetics Division. In these positions, Dr. Van Allen has been involved in the development and manufacture of virtually every electromagnetic system produced by Aura Systems. Prior to joining Aura, he was a Laboratory Manager in Advanced Government Programs at the Hughes Aircraft Company Space and Communications Group. Before joining Hughes, Dr. Van Allen served as the Navigation Team Leader for the Voyager outer planets exploration program at the Jet Propulsion Laboratory. He received his B.S. degree in Aeronautical and Astronautical Engineering, along with an M.S. and Ph.D. in Aerospace Engineering, from Purdue University Family Relationships.

         Cipora   Kurtzman-Lavut,    a   Senior   Vice   President,    Corporate
Communications, is the sister of Zvi Kurtzman, who is the Chief Executive Officer and a director of the Company. Jacob Mail, Senior Vice President, AuraGen Operations is a first cousin of Cipora Kurtzman-Lavut and Zvi Kurtzman.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's officers and directors, and beneficial owners of more than ten percent of the Common Stock, to file with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc. reports of ownership and changes in ownership of the Common Stock. Copies of such reports are required to be furnished to the Company. Based solely on its review of the copies of such reports furnished to the Company, or written representations that no reports were required, the Company believes that during its fiscal year ended February 29, 2000, all filing requirements applicable to its officers, directors, and ten percent beneficial owners were satisfied except that Harvey Cohen, Zvi Kurtzman, Keith Stuart, and Dr. Richard Van Allen failed to timely file a single Form 5 and Norman Reitman failed to file a single Form 3.

ITEM 11.        EXECUTIVE COMPENSATION

Cash Compensation For Executives

         The following table summarizes all compensation paid to the Company's Chief Executive Officer, and to the four most highly compensated executive officers of the Company other than the Chief Executive Officer whose total compensation exceeded $100,000 during the fiscal year ended February 29, 2000.

                           SUMMARY COMPENSATION TABLE

                                                     Annual                Long Term              All Other
                                                 Compensation(1)       Compensation Awards     Compensation(2)
Name and
Principal Position                          Year           Salary           Options/SARs
  Zvi (Harry) Kurtzman (1)                  2000          $386,232                 0                 $  0
  Chief Executive Officer                   1999           384,290             1,000,000
                                            1998           245,018                 0

  Gerald S. Papazian (1)                    2000          $217,777                 0               $2,392
  President and Chief Operating             1999           203,025              100,000
  Officer                                   1998           154,737                 0

  Arthur J. Schwartz (1)                    2000          $210,192                 0                 $  0
  Executive Vice President                  1999           204,895              500,000
                                            1998           172,115                 0

  Steven C. Veen(1)                         2000          $205,469                 0               $2,257
  Senior Vice President and                 1999           196,412              100,000
  Chief Financial Officer                   1998           150,127                 0

  Cipora Kurtzman-Lavut                     2000          $203,942                 0                 $  0
  Senior Vice President                     1999           199,221              500,000
                                            1998           162,225                 0

(1) The amounts shown are the amounts actually paid to the named officers during the respective fiscal years. Because of the timing of the payments, these amounts do not represent the actual salary accrued by each individual during the period. The actual salary rate for these individuals which was accrued during the fiscal year ended February 2000, 1999 and 1998, respectively, were as follows: Zvi Kurtzman - $385,000, $385,000, $200,000; Gerald S. Papazian - $210,000, $210,000, $140,000; Arthur J. Schwartz - $205,000, $205,000, $160,000;
Steven C. Veen - $200,000, $200,000, $150,000; Cipora Kurtzman-Lavut - $195,000,
$195,000, $150,000.

     Of the  compensation  paid in  Fiscal  2000,  $144,561,  $34,781,  $78,201,
$44,918 and $58,520 was paid in the form of restricted common stock of the Company to Mr. Kurtzman, Mr. Papazian, Mr. Schwartz, Mr. Veen and Ms. Kurtzman-Lavut, respectively.

(2) Such compensation consisted of total Company contributions made to the plan account of each individual pursuant to the Company's Employees Stock Ownership Plan during the fiscal year ended February 29, 2000.

         No cash bonuses or restricted stock awards were granted to the above individuals during the fiscal years ended February 29, 2000, February 28, 1999 and February 28, 1998. Effective September 1997, each non-employee director is entitled to receive $30,000 per year for serving as a director, and $5,000 per year for each director who serves on the audit committee.

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

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR-END OPTION/SAR VALUES

                              Number of Unexercised                             Value of Unexercised
                              Options/SARs at Fiscal                            In-the-Money Options/
Name                                       Year End                             SARs at Fiscal Year End*

                                     Exercisable         Unexercisable         Exercisable          Unexercisable

Zvi Kurtzman                          870,000                 600,000         $         0              $      0
Gerald S. Papazian                    166,000                  60,000         $         0              $      0
Arthur J. Schwartz                    515,000                 300,000         $         0              $      0
Steven C. Veen                        215,000                 210,000         $         0              $      0
Cipora Kurtzman-Lavut                 515,000                 300,000         $         0              $      0

*Based on the average high and low reported prices of the Company's Common Stock on the last day of the fiscal year ended February 29, 2000.

No options were exercised by the above individuals during the fiscal year ended February 29, 2000.

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

         Effective in Fiscal 1999 Mr. Kurtzman and the Named Executive Officers are, pursuant to their employment agreements with the Company, entitled to a discretionary annual bonus as determined by the Compensation Committee and a majority of the outside, disinterested, directors of the Board of Directors. In determining the amounts of such bonuses, the Compensation Committee considers the individual performance of each executive and the performance of the Company. Based upon the Company's financial performance during Fiscal 2000 the Compensation Committee determined not to award bonuses to Mr. Kurtzman or the Named Executive Officers.

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

                                Committee Member

                            Salvador Diaz-Verson, Jr.

Compensation Committee Interlocks and Insider Participation

         The Compensation Committee for the Fiscal year ended February 29, 2000 comprised of Salvador Diaz-Verson, Jr. and Brigadier Ashok Dewan. Decisions regarding compensation of executive officers for the Fiscal year ended February 29, 2000 were made unanimously by the outside, disinterested, directors of the Board of Directors, after reviewing recommendations of the Compensation Committee. As of March 6, 2000, the Compensation Committee of the Board of Directors is comprised of Salvador Diaz-Verson, Jr., David F. Hadley, and Stephen A. Talesnick.

Audit Committee Fraud Detection Program

         In August 1998 a lawsuit captioned Collins v. Kurtzman et al. was filed in U.S. District Court in the Central District of California, which purported to be a derivative shareholder suit on behalf of Aura against members of the Board of Directors of the Company. Aura believes that the action was without merit. In April 1999 a final settlement was entered into by the parties which called for a dismissal of the action and no payments by any of the defendants. In consideration of the plaintiff dismissing its lawsuit Aura agreed to adopt and implement a fraud detection program (the "Program") under the auspices of the Audit Committee, after consulting with the Company's outside legal counsel and independent auditors. The purpose of the Program is to detect and prevent fraud, maintain accurate books and records for financial transactions, establish procedures to ensure the recording of transactions to be in accordance with generally accepted accounting principles, and to ensure that the Company's SEC filings comply with SEC rules and regulations. The Audit Committee is responsible for monitoring the Program on an ongoing basis, with the assistance of the Company's outside legal counsel and its independent auditors.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the Company's Common Stock owned as of May 31, 2000 (i) by each person who is known by Aura to be the beneficial owner of more than five percent (5%) of its outstanding Common Stock, (ii) by each of the Company's directors and those executive officers named in the Summary Compensation Table, and (iii) by all directors and executive officers as a group:

                                                        Shares of                        Percent of
                                                      Common Stock                      Common Stock
Name                                               Beneficially Owned                Beneficially Owned

Gardner Lewis Asset Management                         19,980,436                                   8.3%
Zvi (Harry) Kurtzman                                    3,391,314  (1)(2)                           1.4%
Arthur J. Schwartz                                      2,544,838  (1)(3)(4)                        1.1%
Cipora Kurtzman Lavut                                   1,874,512  (5)                                 *
Neal B. Kaufman                                         1,736,870  (1)(7)                              *
Harvey Cohen                                              468,287  (6)                                 *
Salvador Diaz-Verson, Jr.                               1,006,037                                      *
Stephen A. Talesnick                                    2,787,698                                   1.2%
Gerald S. Papazian                                        443,810  (8)                                 *
Steven C. Veen                                            659,763  (9)                                 *
Michael I. Froch                                          342,735  (10)                                *
Keith O. Stuart                                           161,188  (11)                                *
Ronald Goldstein                                          207,579  (12)                                *
Jacob Mail                                                278,841  (13)                                *
Norman Reitman                                            587,142  (14)                                *
Sanford R. Edlein                                               0                                      *
David F. Hadley                                           600,000                                      *
Richard Van Allen                                          91,973  (15)                                *

All executive officers and directors                     17,182,587                                  7.2%
as a group (16 persons)

--------------------
*        Less than 1% of outstanding shares.

(1)  Includes 175,000 shares held of record by Advanced Integrated Systems, Inc.

(2) Includes 870,000 shares which may be purchased pursuant to options and convertible securities exercisable within 60 days of May 31, 2000.

(3) Includes 515,000 shares which may be purchased pursuant to options and convertible securities exercisable within 60 days of May 31, 2000.

(4) Includes 32,000 shares held by Dr. Schwartz as custodian for his children, and 74,000 owned by Dr. Schwartz' children, to which Dr. Schwartz disclaims any beneficial ownership.

(5) Includes 515,000 shares which may be purchased pursuant to options exercisable within 60 days of May 31, 2000.

(6) Includes 31,250 shares beneficially owned, and 265,000 shares which may be purchased pursuant to options within 60 days of May 31, 2000 of which 100,000 are beneficially owned.

(7) Includes 470,000 shares which may be purchased pursuant to options exercisable within 60 days of May 31, 2000.

(8) Includes 166,000 shares which may be purchased pursuant to options exercisable within 60 days of May 31, 2000.

(9) Includes 215,000 shares which may be purchased pursuant to options exercisable within 60 days of May 31, 2000, and 20,000 shares held by Mr. Veen as custodian for his children, to which Mr. Veen disclaims any beneficial ownership.

(10) Includes 130,000 shares which may be purchased pursuant to options exercisable within 60 days of May 31, 2000.

(11) Includes 150,000 shares which may be purchased pursuant to options exercisable within 60 days of May 31, 2000.

(12) Includes 140,000 shares which may be purchased pursuant to options exercisable within 60 days of May 31, 2000.

(13) Includes 150,000 shares which may be purchased pursuant to options exercisable within 60 days of May 31, 2000.

(14) Includes 345,000 shares which may be purchased pursuant to options exercisable within 60 days of May 31, 2000 and 12,500 shares owned by Mr. Reitman's wife, as to which 12,500 shares he disclaims any beneficial ownership.

(15) Includes 24,000 shares which may be purchased pursuant to options exercisable within 60 days of May 31, 2000, and 3,000 shares held by Dr. Van Allen as custodian for his children to which Dr. Van Allen disclaims any beneficial ownership.

     The mailing address for Gardner Lewis Asset Management, L.P. is 285 Wilmington - West Chester Pike, Chadds Ford, Pa. 19317.

         The mailing address for the others is c/o Aura Systems, Inc., 2335 Alaska Avenue, El Segundo, CA 90245.




ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

December 1998 Private Placement

In December 1998 the Company completed a private placement of Units, each Unit consisting of 10 shares of Common Stock and Warrants to purchase four shares of Common Stock at an exercise price of $1.00 per share for five years. The original subscription price was $10.00 per Unit. Of the total gross offering proceeds of approximately $1.8 million, $100,000 was invested by the mother of Zvi Kurtzman, and $440,000 was invested by Stephen Talesnick, who subsequently became a member of the Board of Directors in 1999. The terms of the offering called for, among other things, the prompt registration of the purchased securities with the SEC. As a result principally of delays in completing the Company's audit for the fiscal year ended February 1999, the Company was unable to timely file the required registration. Consequently in amendments to the offering terms which culminated in March 2000, the Company agreed to increase the number of shares received by each investor based upon an agreed price of $0.33 per share and the investors agreed to surrender the Warrants and their right to receive interest from the Company.

Convertible Note Exchange

As part of the Company's financial restructuring in Fiscal 1999 the Company offered to exchange convertible notes issued to investors in 1993 for Common Stock. As a result of the restructuring the Company converted the notes at a price of $0.27 per share. These investors among others included Zvi Kurtzman and Arthur J. Schwartz, whose notes entitled them to receive from the Company $100,000 and $80,000, respectively, plus accrued and unpaid interest. Both Messrs. Kurtzman and Schwartz exchanged their notes for Common Stock in March 2000.

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

              (1)    Financial Statements

       See Index to Consolidated Financial Statements at page F-1

              (2)    Financial Statement Schedules

       See Index to Consolidated Financial Statements at page F-1

              (3)    Exhibits

       See Exhibit Index

       (b)    Reports on Form 8-K

       No reports on Form 8-K were filed in the quarter ended February 29, 2000.

                                INDEX TO EXHIBITS
                            Description of Documents

        3.1(1)      Certificate of Incorporation of Registrant
        3.2(1)      Bylaws of Registrant.
        10.1(1)     Aura Systems, Inc. 1987 Stock Option Plan for Non-Employee
                    Directors.
       10.2(1)      Form of Aura Systems, Inc. Non-Statutory Stock Option
                    Agreement.
       10.3(1)      Deed of Trust and Assignment of Rents, dated as of February
                    27, 1989, by the Registrant in
                    favor of Chicago Title Insurance Company, as Trustee, for
                    the benefit of City National Bank.
       10.4(2)      Indenture, dated as of March 1, 1989, between the Registrant and Interwest Transfer Co., Inc.
                    as Trustee, relating to the 7% Secured Convertible Non-
                    Recourse Notes due 1999.
       10.5(2)      Form of 7% Secured Convertible Non-Recourse Notes due 1999.
       10.6(2)      Deed of Trust, Assignment of Leases and Rents and Fixture
                    Filing, dated as of March 1, 1989, by the Registrant in
                    favor of Ticor Title Insurance Company, as Trustee, for the benefit of Interwest Transfer Co., Inc.,as trustee under the
                    Indenture.
       10.7(3)      Form of 7% Secured Convertible Non-Recourse Note due 2000.
       10.8(4)      1989 Stock Option Plan.
       10.9(5)      Joint  Development and License  Agreement,  dated August 24,
                    1992,  between the  Registrant and Daewoo  Electronics  Co.,
                    Ltd.
       10.10(6)     Agreement,  dated September 23, 1993, between the Registrant and Burlington Technopole SDN. BHD.
       10.11(7)     Dedicated Supplier Agreement, dated December 2, 1993,
                    between the Registrant and Daewoo Electronics Co., Ltd.
       10.12(8)     Form of 7% Secured Convertible Non-Recourse Note due 2002.
       10.13(9)     Agreement dated July 19, 1995 between the Company and K&K
                    Enterprises.
       10.14(9)     Agreement dated July 19, 1995 between the Company and K&K
                    Enterprises.
       10.15(9)     Agreement dated July 12, 1995 between the Company and K&K
                    Enterprises.
       10.16(9)     Agreement dated July 12, 1995 between the Company and K&K
                    Enterprises.
       10.17(9)     Stock Purchase and Sale Agreement dated April 30, 1996
                    between the Company and MYS Corporation
       10.18(9)     Joint Venture Agreement dated July 26, 1995 between the
                    Company and Microbell
       10.19(10)    AuraSound Asset Purchase
       10.19.1(10)  Asset Purchase Agreement dated December 1, 1999 among
                    AuraSound, Inc., Aura Systems, Inc., AlgoSound, Inc., and
                    Algo Technology, Inc.
       10.19.2(10)  Amendment dated December 22, 1999 to Asset Purchase
                    Agreement dated December 1, 1999.
       10.19.3(10)  Assignment and License Agreement as of July 15, 1999 between
                    Speaker Acquisition Sub, Algo
                    Technology, Inc., Aura Systems, Inc., AuraSound Inc.
       10.20(10)    MYS Stock Purchase
       10.20.1(10)  Escrow  Agreement  as of March 26,  1999 among the  Company,
                    Inc.,Yoshikazu Masayoshi, Sadao Masayoshi, Sachie Masayoshi,
                    Kazuaki Masayoshi, and Wolf Haldenstein Adler Freeman & Herz
                    LLP.
       10.20.2(10)  Promissory Note in the amount of $1,000,000  dated March 26,
                    1999  payable to the Company by Yoshikazu  Masayoshi,  Sadao
                    Masayoshi, Sachie Masayoshi and Kazuaki Masayoshi.
       10.20.3(10)  Promissory Note in the amount of $3,200,000  dated March 26,
                    1999  payable to the Company by Yoshikazu  Masayoshi,  Sadao
                    Masayoshi, Sachie Masayoshi and Kazuaki Masayoshi.
       10.20.4(10)  Stock  Purchase  Agreement  dated March 26, 1999 between the
                    Company and Yoshikazu  Masayoshi,  Sadao  Masayoshi,  Sachie
                    Masayoshi and Kazuaki Masayoshi.
       10.21(10)    Agreement with RGC International Investors, LDC
       10.21.1(10)  First Amendment to Security Agreement dated October 22, 1999 between RGC International Investors, LDC and the Company.
       10.21.2(10)  Settlement  Agreement  and  Complete  Release  of all Claims
                    dated October 22, 1999 between RGC International  Investors,
                    LDC, and the Company
       10.21.3(10)  Stock Purchase Warrant issued to RGC International
                    Investors, LDC by the Company.
       10.21.4(10)  Amended and Restated Convertible Senior Secured Note dated
                    October 7, 1998 in the amount of $3,000,000 issued to RGC
                    International Investors, LDC by the Company.
       10.22(10)    Settlement Agreement and Release of Claims dated as of
                    December 1, 1999 between JNC Opportunity Fund, Ltd., and the
                    Company.
       10.23(10)    Payment Agreement by and between Credit Managers Association of California and Aura Systems, Inc.
       10.24        Release from Infinity Investors Limited et al. to Aura
                    Systems, Inc.
       10.25        Release from Aura Systems, Inc. to Infinity Investors
                    Limited et al.
       10.26        Exchange Agreement dated as of February 22, 2000, by and
                    among Aura Systems, Inc., Infinity Investors Limited et al.
       10.27        Guaranty dated as of February 22, 2000, by Aura Systems,
                    Inc. and certain of its subsidiaries.
       10.28        Stock Pledge Agreement dated as of February 22, 2000,
                    between Aura Systems, Inc. and HW
                    Partners, L.P. as agent.
       10.29        Security  Agreement  dated as of February 22, 2000,  between
                    Aura Systems,  Inc.,  certain  subsidiaries of Aura Systems,
                    Inc. and HW Partners L.P.
       10.30        Secured Note dated February 22, 2000, from Aura Systems,
                    Inc. to Infinity Investors Limited.
       10.31        Secured Note dated February 22, 2000, from Aura Systems,
                    Inc. to Global Growth Limited.
       10.32        Secured Note dated February 22, 2000, from Aura Systems,
                    Inc. Summit Capital Limited.
       10.33        General Assignment and Bill of Sale dated February 29, 2000, between Alpha Ceramics, Inc. and Aura Ceramics, Inc.
       10.34        Assignment and Assumption of Specified Liabilities dated as of May 3, 2000, by and between Alpha Ceramics, Inc. and Aura
                    Ceramics, Inc.
       10.35        Assignment and Assumption of Lease dated as of May 3, 2000, by and between Alpha Ceramics, Inc. and Aura Ceramics, Inc.
       10.36        Revolving Credit and Term Loan Agreement dated as of May
                    2000, by and between Alpha Ceramics, Inc. and Excel Bank.
       10.37        Asset Purchase Agreement dated February 29, 2000,between
                    Alpha Ceramics, Inc. and Aura Ceramics, Inc.
       10.38        Subordination Agreement dated as of May 2000, by Aura
                    Ceramics, Inc. and Aura Systems, Inc.
       10.39        Escrow Agreement dated March 6, 2000, by and among Guzik &
                    Associates, Aura Systems, Inc. and Isosceles Fund Limited.
       10.40        Subscription Agreement from Isosceles Fund Limited to Aura
                    Systems, Inc.
       10.41        Stock Purchase Warrant of Aura Systems, Inc. issued to
                    Isosceles Fund Limited.
       10.42        Settlement Agreement and Release of Claims dated as of
                    March 6, 2000, between Aura Systems, Inc. and Isosceles Fund
                    Limited.
       21.1         Subsidiaries of Aura Systems, Inc.
       EX-27        Data Schedule

(1) Incorporated by reference to the Exhibits to the Company's Statement on Form S-1 (File No. 33-19530).

(2) Incorporated by reference to the Exhibits in the Company's Current Report on Form 8-K dated March 24, 1989 (File No. 0-17249).

(3) Incorporated by reference to the Exhibits to Post-Effective Amendment No. 2 to the Company's Registration Statement on Form S-1 (File No. 33-27164).

(4) Incorporated by reference to the Exhibits to the Company's Statement on Form S-8 (File No. 33-32993).

(5) Incorporated by Reference to the Exhibit to the Company's Statement on Form S-1 (File No. 35-57 454).

(6) Incorporated by reference to the Company's Current Report in Form 10-Q dated November 30, 1993.

(7) Incorporated by reference to the Exhibits to the Company's Registration Statement on Form S-1 (File No.-33-57454).

(8) Incorporated by reference to the Exhibits to the Company's Annual Report Form 10-K for the fiscal year ended February 28, 1994 (File No. 0-17249).

(9) Incorporated by reference to the Company's Annual Report Form 10-K for the fiscal year ended February 29, 1996 (File No. 0-17249)

(10) Incorporated by reference to the Company's Annual Report on Form 10-K for the Fiscal year ended February 28, 1999 (File No. 0-17249)

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       AURA SYSTEMS, INC.

Dated:   13, 2000
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

Signatures                                              Title                                     Date


/s/Zvi Kurtzman                          Chief Executive Officer and Director                    June 13, 2000
Zvi Kurtzman                             (Principal Executive Officer)

/s/Steven C. Veen                        Senior Vice President,                                  June 13, 2000

Steven C. Veen                           Chief Financial Officer
                                         (Principal Financial and Accounting Officer)

/s/Sanford R. Edlein                     Director                                                June 13, 2000
Sanford R. Edlein

/s/Norman Reitman                        Director                                                June 13, 2000
Norman Reitman

/s/David F. Hadley                       Director                                                June 13, 2000
David F. Hadley

/s/Salvador Diaz-Verson, Jr.             Director                                                June 13, 2000
Salvador Diaz-Verson, Jr.

/s/ Stephen A. Talesnick                 Director                                                June 13, 2000
Stephen A. Talesnick

/s/Harvey Cohen                          Director                                                June 13, 2000
Harvey Cohen

                               AURA SYSTEMS, INC.
                                AND SUBSIDIARIES


                   Index to Consolidated Financial Statements



    Independent Auditors' Report on Consolidated Financial Statements and
           Financial Statement Schedule                                                                          F-2
    Consolidated Financial Statements of Aura Systems, Inc. and Subsidiaries:
    Consolidated Balance Sheets-February 29, 2000 and February 28, 1999                                       F-3 to F-4
    Consolidated Statements of Operations and Comprehensive Loss-
            Years ended  February 29,  2000,  February 28, 1999 and February 28,
    1998 F-5 Consolidated  Statements of  Stockholders'  Equity (Deficit) -Years
    ended
           February  29,  2000,  February  28,  1999 and  February  28, 1998 F-6
    Consolidated Statements of Cash Flows-Years ended February 29, 2000,
           February 28, 1999 and February 28, 1998                                                            F-7 to F-9

   Notes to Consolidated Financial Statements                                                                F-10 to F-24

   Consolidated Financial Statement Schedule:
      II      Valuation and Qualifying Accounts                                                                  F-25

   Schedules other than those listed above are omitted because they are not required or are not applicable, or the required information is shown in the respective consolidated financial statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of
   Aura Systems, Inc.
El Segundo, California


We have audited the consolidated balance sheets of Aura Systems, Inc. and subsidiaries as of February 29, 2000, and February 28, 1999 and the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficit), and cash flows for each of the three years in the period ended February 29, 2000 and the related financial statement schedule listed in the accompanying Index at Item 14. These consolidated financial statements, and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aura Systems, Inc. and subsidiaries as of February 29, 2000, and February 28, 1999 and the results of their operations and their cash flows for each of the three years in the period ended February 29, 2000, and the financial statement schedule presents fairly, in all material respects, the information set forth therein, all in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming Aura Systems, Inc. will continue as a going concern. As discussed in note 1 to the consolidated financial statements, the Company has generated significant losses from operations. As the Company has suffered recurring losses from operations, there is substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in note 1.




/s/ Pannell Kerr Forster
Certified Public Accountants
A Professional Corporation

Los Angeles, California  90017
June 12, 2000



                                                 AURA SYSTEMS, INC.
                                                  AND SUBSIDIARIES

                                            Consolidated Balance Sheets

                                                                   February 29,          February 28,
                                                                       2000                  1999
ASSETS
CURRENT ASSETS:
   Cash and equivalents                                            $      260,437        $    3,822,210
   Receivables, net                                                     2,459,200             8,380,414
   Inventories                                                         11,189,227            18,477,058
   Prepayments                                                                 --             3,435,645
   Other current assets                                                   360,177             2,124,535
   Note receivable                                                      3,557,007               250,000
                                                                    -------------         -------------

         Total current assets                                          17,826,048            36,489,862
                                                                    -------------         -------------

PROPERTY AND EQUIPMENT, AT COST                                        42,219,417            47,976,699
   Less accumulated depreciation and amortization                     (15,184,362)          (10,994,734)
                                                                    --------------        --------------
         Net property and equipment                                    27,035,055            36,981,965

LONG-TERM Investments                                                   2,123,835             2,923,835
long-term receivables                                                   1,250,000             2,500,000
Patents and trademarks-Net                                              4,615,769             5,293,278
GOODWILL-NET                                                                   --             5,383,208
OTHER ASSETS                                                            3,271,771               571,244
                                                                    -------------         -------------
         Total                                                     $   56,122,478          $ 90,143,392
                                                                    =============          ============












          See accompanying notes to consolidated financial statements.




                                                 AURA SYSTEMS, INC.
                                                  AND SUBSIDIARIES

                                            Consolidated Balance Sheets

                                                                       February 29,          February 28,
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                             2000                  1999
                                                                        -----------           -------
CURRENT LIABILITIES:
   Notes payable                                                       $    9,899,531        $    8,787,113
   Convertible note, unsecured                                              1,250,000             2,000,000
   Accounts payable                                                         4,216,004            22,515,842
   Accrued expenses and other                                               1,634,300             8,056,783
                                                                        -------------         -------------
         Total current liabilities                                         16,999,835            41,359,738
                                                                        -------------         -------------
NOTES PAYABLE AND OTHER LIABILITIES                                        37,606,695            25,955,529
                                                                        -------------         -------------

CONVERITBLE NOTES-SECURED                                                          --             4,000,000
                                                                        -------------         -------------
CONVERTIBLE NOTES-UNSECURED                                                        --            32,481,782
                                                                        -------------         -------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY (DEFICIT):
   Common stock par value $.005 per share and additional paid in
   capital. Issued and outstanding 196,975,392 and 107,752,042            234,196,092           218,693,245
   shares respectively.
   Common Stock Not Issued                                                  9,132,774                    --
   Cumulative currency translation adjustment (CTA)                          (365,932)             (365,932)
   Accumulated deficit                                                   (241,496,926)         (231,980,970)
                                                                        --------------        --------------

         Total stockholders' equity (deficit)                               1,516,008           (13,653,657)
                                                                        -------------         --------------
         Total                                                         $   56,122,538        $   90,143,392
                                                                        =============         =============










          See accompanying notes to consolidated financial statements.


                                        AURA SYSTEMS, INC. AND SUBSIDIARIES
                            Consolidated    Statements   of    Operations    and
                       Comprehensive   Loss  Years  ended   February  29,  2000,
                       February 28, 1999 and February 28, 1998
                                                              2000                  1999                  1998
                                                           -------------         -------------         -------
Net Revenues                                               $   5,788,221         $  53,650,025          $103,939,641
Cost of GOODS AND OVERHEAD                                    13,424,303           130,437,194            71,774,522
                                                           -------------         -------------         -------------

GROSS PROFIT (LOSS)                                           (7,636,082)          (76,787,169)           32,165,119
                                                           --------------        --------------        -------------

EXPENSES:
   Research and development                                      148,443             1,996,198               475,992
   Impairment of long-lived assets                                    --             5,838,466                    --
   Selling, general and administrative expenses               10,725,397            64,131,074            35,266,048
                                                           -------------         -------------         -------------
         Total expenses                                       10,873,840            71,965,738            35,742,040
                                                           -------------         -------------         -------------

(LOSS) FROM OPERATIONS                                       (18,509,922)         (148,752,907)           (3,576,921)

OTHER (INCOME) AND EXPENSE                                     5,893,449            30,562,046               349,962
(LOSS) BEFORE INCOME TAXES AND OTHER ITEMS
                                                             (24,403,371)         (179,314,953)           (3,926,883)
   Provision (benefit) for taxes                                      --               566,635            (1,275,555)
   Minority interests in consolidated subsidiary                      --            10,372,895              (946,405)
   Loss in excess of basis of subsidiary:
     Aura Systems, Inc.                                               --             8,080,695                    --
     Minority interests                                               --            26,561,481                    --
                                                          --------------        --------------         -------------
Loss from continuing operations                              (24,403,371)         (134,866,517)           (3,597,733)
                                                          ---------------       ---------------       ---------------
Discontinued Operations:
     Loss from Discontinued Operations, Net of
     taxes of $0 for 2000,1999 & 1998 respectively            (1,433,859)          (14,875,065)           (8,038,807)
     Loss on Disposal, Net of Taxes of 0 for 2000             (2,697,642)                   --                    --
                                                          ---------------       --------------        --------------
Loss from Discontinued Operations                             (4,131,501)          (14,875,065)           (8,038,807)
                                                          ---------------       ---------------       ---------------
Loss before extraordinary item                               (28,534,872)         (149,741,582)          (11,636,540)
Extraordinary Item
     Gain on extinguishment of debt obligations,  net
     of income taxes of $0                                    19,068,916                    --                    --
                                                          --------------        --------------        --------------
Net loss                                                      (9,465,956)         (149,741,582)          (11,636,540)

Other comprehensive income (loss), net of taxes:                      --              (406,574)                   --
                                                          --------------        ---------------       --------------
Comprehensive loss                                        $   (9,465,956)       $ (150,148,156)       $  (11,636,540)
                                                           ==============       ===============        ==============

NET (LOSS) PER COMMON SHARE                               $        (0.08)       $        (1.74)       $         (.15)
                                                           ==============       ===============        ==============

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES                                             124,294,051             5,831,688            79,045,290
                                                             ===========         =============         =============





          See accompanying notes to consolidated financial statements.


                                                 AURA SYSTEMS, INC.
                                                  AND SUBSIDIARIES

                             Consolidated Statements of Stockholders' Equity (Deficit)

                       Years ended February 29, 2000, February 28, 1999 and February 28, 1998

                                                                                                      Accumulated
                                                                                                         Other
                                      Common Stock          Additional     Common                    Comprehensive
                                                              Paid-in    Stock not    Accumulated    (CTA) Income
                                    Shares        Amount     Capital       Issued       Deficit          (Loss)        Total
                                    ------        ------     -------       ------       -------     -    ------        -----
Balances at February 28, 1997      76,481,666   $382,408   $195,657,385  $             $(70,602,848) $    40,642    $125,477,587
                                                                                --

Notes payable converted             3,164,001     15,820      4,528,958         --               --           --       4,544,778
Exercise of warrants                  241,688      1,208        583,642         --               --           --         584,850
Exercise of stock options              25,000        125         51,375                          --           --          51,500
Proceeds from issuance of
 warrants                                  --         --        900,000         --               --           --         900,000
Repurchase of warrants                     --         --     (1,679,956)        --               --           --      (1,679,956)
Stock issued to acquire assets         88,889        445        199,555         --               --           --         200,000
Expenses of issuances                      --         --     (1,540,351)         --              --           --      (1,540,351)
Net (loss)                                 --         --             --         --      (11,636,540)                 (11,636,540)
                                  -----------     ------     ----------     ------      ------------    --------     ------------

Balances at February 28, 1998      80,001,244    400,006    198,700,608         --      (82,239,388)      40,642     116,901,868

Notes payable converted            16,513,282     82,566     10,126,867         --               --           --      10,209,433
Exercise of warrants                7,475,383     37,377      7,971,198         --               --           --       8,008,575
Exercise of stock options              50,000        250        102,750         --               --           --         103,000
Stock issued to acquire assets        114,833        574         28,134         --               --           --          28,708
Private placements                  3,597,300     17,986      1,779,656         --               --           --       1,797,642
Expenses of issuances                      --         --      (554,727)         --               --           --        (554,727)
Other comprehensive income(CTA)            --         --             --         --               --     (406,574)       (406,574)
Net (loss)                                 --         --             --         --     (149,741,582)          --    (149,741,582)
                                  -----------   --------   ------------  ---------     ------------ ------------    ------------

Balances at February 28, 1999     107,752,042    538,759    218,154,486         --     (231,980,970)    (365,932)
                                                                                                                    (13,653,657)

Notes payable converted            68,534,445    342,672     10,036,430         --               --           --      10,379,102
Exercise of warrants                  120,000        600         44,200         --               --           --          44,800
Stock    issued   to   satisfy      2,907,275     14,536        770,429         --               --           --         784,965
    liabilities
Private placements                 17,661,630     88,308      4,400,692         --               --           --       4,489,000
Expenses of issuances                      --         --      (195,020)         --               --           --        (195,020)
Common stock not issued                                                  9,132,774                                     9,132,774
Net (loss)                                 --         --             --         --       (9,465,956)          --      (9,465,956)
                               --------------   --------   ------------  ---------   ---------------    --------      ----------



Balances at February 29, 2000     196,975,392   $984,875    $233,211,217  $9,132,774   $(241,446,926)  $(365,932)      $1,516,008
                               ==============   ========    ============  ==========   ==============  ==========       =========












          See accompanying notes to consolidated financial statements.


                                                 AURA SYSTEMS, INC.
                                                  AND SUBSIDIARIES


                                       Consolidated  Statements  of  Cash  Flows
                       Years ended  February  29,  2000,  February  28, 1999 and February 28, 1998


                                                                           2000              1999              1998
                                                                           ----              ----              ----
Cash flows from operating activities:
    Net loss                                                          $ (9,465,956)    $(149,741,582)      $(11,636,540)
                                                                      -------------    --------------        ----------
    Adjustments to reconcile net loss to net
    cash used by operating activities:
    Depreciation and amortization                                        6,853,924         12,985,278         8,362,110
    Provision for environmental cleanup                                     48,812             44,516            40,597
   (Gain) Loss on disposition of assets                                  1,122,119          6,066,168          (555,326)
    Equity in losses of unconsolidated joint ventures                           --          6,268,384         1,937,747
   (Gain)loss on sale of subsidiary and other stock investments          1,669,161           (262,804)      (12,144,740)
    Impairment of long-lived assets                                             --          9,403,687                --
    Gain on extinguishment of Debt                                     (19,068,916)                --                --
    Foreign currency translation adjustment                                     --           (406,574)               --
    Assets-(Increase) Decrease:
     Receivables                                                           462,541         46,037,727          (674,443)
     Inventories                                                         4,019,810         40,236,817       (24,866,579)
     Prepayments                                                                --          9,891,144        (5,631,521)
     Other current assets                                                1,515,787          3,801,107        (5,534,281)
     Deferred income taxes                                                      --            838,000          (940,000)
    Liabilities-Increase (Decrease):
     Accounts payable                                                   (1,371,174)       (21,479,522)       20,279,113
     Accrued expenses                                                   (1,577,248)         4,614,005         2,086,583
     Litigation and other liabilities                                      222,223          7,389,649          (345,372)
                                                                    --------------       ------------       ------------
    Total adjustments                                                   (6,102,961)       125,427,582       (17,986,112)
                                                                    --------------       -----------         ----------
         Net cash used by operating activities                          (15,568,917)      (24,314,000)      (29,622,652)
                                                                    ---------------      ------------        ----------
Cash flows from investing activities:
   Payments from Notes Receivable                                         5,674,828                --                --
   Proceeds from sale of assets                                             327,109         2,721,000           920,000
   Purchase of property and equipment                                       (16,103)       (2,143,237)       (1,910,214)
   Manufacture of special tools and equipment                                   --         (1,910,611)      (16,096,180)
   Investment in joint ventures                                                 --           (164,466)        1,202,138
   Long-term investments                                                        --         (4,940,000)       (1,117,465)
   Long-term receivables                                                        --          3,436,809         3,347,144
   Patents and trademarks                                                       --           (467,167)       (1,903,718)
   Goodwill and other assets                                                    --          1,425,794        (2,398,400)
   Proceeds from subsidiary stock                                               --          1,611,873         5,472,656
                                                                    --------------        -----------       -----------
         Net cash provided (used) by investing activities                5,985,834           (430,005)      (12,484,039)
                                                                    --------------        ------------       ----------=











           See accompanying notes to consolidated financial statements


                                                 AURA SYSTEMS, INC.
                                                  AND SUBSIDIARIES
                                       Consolidated Statements of Cash Flows
                                                                          2000              1999              1998
                                                                          ----              ----              ----
     Cash flows from financing activities:
        Net proceeds from borrowings                                     $251,101        $17,922,584       $26,287,632
        Repayment of notes payable                                     (1,218,571)        (3,396,083)      (10,874,683)
        Proceeds from exercise of options                                      --            103,000                --
        Net proceeds from issuance of common stock                      7,393,980          1,675,873           636,350
        Net proceeds from exercise of warrants                             24,800          7,884,325                --
        Proceeds from issuance of warrants                                     --                 --           900,000
        Net proceeds from issuance of convertible notes                        --         11,720,000        13,959,649
        Repayment of convertible notes                                   (430,000)        (3,050,000)       (5,905,223)
        Minority interest adjustment                                           --        (10,372,895)       17,749,979
        Repurchase of warrants                                                 --                 --        (1,679,956)
                                                                     ------------       ------------         ---------
            Net cash provided by financing activities                   6,021,310         22,486,804        41,073,748
                                                                     ------------       ------------        ----------
              Net decrease in cash and equivalents                     (3,561,773)        (2,257,201)       (1,032,943)
     Cash and equivalents at beginning of year                          3,822,210          6,079,411         7,112,354
                                                                     ------------       ------------       -----------
     Cash and equivalents at end of year                           $      260,437       $  3,822,210      $  6,079,411
                                                                     ============        ===========       ===========
     Supplemental disclosures of cash flow
      information:
        Cash paid during the year for:
          Interest                                                 $      922,708       $  3,374,992      $  6,280,859
                                                                     ============       ============       ===========
          Income Taxes                                                         --       $  2,244,762      $    186,310
                                                                   $ ============       ============       ===========

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

     During the year ended February 29, 2000, $11,009,102 of convertible notes were converted into 71,054,445 shares of common stock. Additionally, liabilities of $20,000 were satisfied by the exercise of 40,000 warrants with an exercise price of $.50 per share, and 1,020,890 shares of stock were issued as fees in connection with the private placement. The Company issued 2,907,275 shares of common stock in settlement of accrued and unpaid management compensation of $784,965.

           See accompanying notes to consolidated financial statements

     Subsequent to year end, the Company issued the following shares of common stock which were recorded as a component of stockholder's equity (common stock not issued) at February 29, 2000. The common stock could not be issued prior to year end due to the limitation on the number of shares authorized (see note 13). The Company issued 2,520,000 shares of common stock for the conversion of notes payable and accrued interest of $686,524; 541,667 shares of common stock in settlement of accrued and unpaid director's fees of $146,250; 12,500,000 shares of common stock, in the amount of $3,100,000 for the Company's private placement, and 14,687,972 shares of common stock with a value of $5,200,000 to satisfy the liability for a class action settlement. In addition, 2,400,000 shares of common stock were issued as a finder's fee for the Company's private placements and 1,775,824 shares of common stock for repricing a prior private placement of the Company. The finder's fee and repricing had no effect on total stockholders' equity.













































          See accompanying notes to consolidated financial statements.

                               AURA SYSTEMS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

     Years ended February 29, 2000, February 28, 1999 and February 28, 1998

(1)      Business and Summary of Significant Accounting Policies

         Business

         Aura Systems, Inc. ("Aura" or the "Company"), a Delaware corporation, was founded to engage in the development, commercialization and sales of products, systems and components using its patented and proprietary electromagnetic and electro-optical technology. The Company's proprietary and patented technology has been developed for use in systems and products for commercial, industrial, consumer, and government use.

         The Company's operations are now focused on manufacturing and commercializing the AuraGen(R) ("AuraGen") family of electromagnetic products, with applications for military, industry and the consumer. The AuraGen is a unique, patented electromagnetic generator that is mounted to the vehicle engine, which generates both 110 and 220 volt AC power at all engine speeds including idle. Commercial production of the AuraGen commenced in Fiscal 1999 and is being distributed and sold through dealers, distributors, and OEMs.

         The Company intends to continue to focus its business on the AuraGen line of products. In addition, the Company is entitled to receive royalties from Daewoo Electronics Co., Ltd. ("Daewoo") for its electro-optics technology ("AMA") licensed to Daewoo in 1992.

         In 1994, the Company founded NewCom, Inc. ("NewCom"), a Delaware corporation, which engaged in the manufacture, packaging, selling and distribution of computer-related communications and sound-related products, including modems, CD-ROMs, sound cards, speaker systems and multimedia products. During the second half of Fiscal 1999 NewCom's business suffered from adverse industry conditions, including increased price reductions and a decline in demand resulting from increased incorporation of computer peripherals at the OEM level. NewCom ceased operations in early Fiscal 2000.

         In 1996, the Company acquired 100% of the outstanding shares of MYS Corporation of Japan ("MYS") to expand the range of its sound products and speaker distribution network. MYS engaged in the manufacture and sale of speakers and speaker systems for home, entertainment and computers. In Fiscal 2000, the Company sold MYS to MYS management.

         AuraSound manufactured and sold professional and consumer sound system components and products. In July 1999, the Company entered into an agreement for the sale of the assets of AuraSound.

         Basis of Presentation and Going Concern

         The accompanying consolidated financial statements of the Company have been prepared on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities, except as otherwise disclosed, in the normal course of business. However, as a result of the Company's losses from operations such realization of assets and liquidation of liabilities is subject to significant uncertainties. Management is currently seeking or obtaining additional sources of funds and the Company has restructured a significant portion of its debt obligations. The Company's ability to continue as a going concern is dependent upon the successful achievement of profitable operations and the ability to generate sufficient cash from operations and financing sources to meet the restructured obligations. The Company is now focusing its business on the AuraGen line of products. Except as otherwise disclosed, the consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the possible inability of the Company to continue as a going concern as otherwise disclosed.

         Principles of Consolidation

         For the year  ended  February  29,  2000,  the  consolidated  financial statements include accounts of the Company and its wholly owned subsidiaries Aura Ceramics, Inc. and Electrotec Productions, Inc. (and its wholly owned subsidiary Electrotec Europe). During the year ended February 29, 2000, the Company divested its AuraSound segment (see note
         22). The AuraSound segment included the Company's wholly owned subsidiaries AuraSound, Inc. and MYS and its subsidiaries Audio-MYS, MYS America and MYS U.S.A. Subsequent to year-end the Company sold its interest in Aura Ceramics, Inc. to local management. For the year ended February 28, 1999, the consolidated financial statements include accounts of the Company and its wholly owned subsidiaries, MYS and its subsidiaries Audio-MYS, MYS America and MYS U.S.A, Aura Ceramics, Inc., Aura Sound Inc. and Electrotec Productions, Inc. (and its wholly owned subsidiary Electrotec Europe).

         For the year ended February 28, 1998, the Company's interest in NewCom, a majority owned subsidiary, is reported on a consolidated basis, the consolidated financial statements include 100 percent of the assets and liabilities of the subsidiary, and the ownership percentage of minority interests is recorded as "Minority Interests in Subsidiary." In February 1999, the Company reduced its interest in NewCom to approximately 41%. Accordingly, for the year ended February 28, 1999, the Statement of Operations and Comprehensive Loss reflects the operating results of NewCom through the period of majority ownership. The balance sheet as of February 28, 1999 reflects the Company's investment on an equity basis of accounting. In consolidation, all significant intercompany balances and transactions have been eliminated.

         For the year ended February 28, 1999, the Company's losses from NewCom, on a consolidated basis, were in excess of the Company's allocation of losses as accounted for under the equity method. In accordance with Accounting Principles Board Opinion No. 18 "The Equity Method of Accounting for Investments in Common Stock" the Company has recognized losses up to the amount of their investment, advances and guarantees of indebtedness. Losses related to the consolidation of NewCom in excess of losses appropriate under the equity method, in the amount of $8,080,695, are reflected as an other item in the Statement of Operations and Comprehensive Loss.

         For the year ended February 28, 1999, the minority interest in losses of subsidiary are in excess of minority interests investments. The minority interests loss in excess of investment, in the amount of $26,561,481, are reflected as an other item in the Statement of Operations and Comprehensive Loss.

         Revenue Recognition

         The Company recognizes revenue for product sales upon shipment. The Company provides for estimated returns and allowances based upon experience. The Company also earns a portion of its revenues from license fees, and generally records these fees as income when the Company has fulfilled its obligations under the particular agreement.

         Comprehensive Income

         In March 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This standard requires that an enterprise classify items of other comprehensive income by their nature in a financial statement and display the accumulated balances of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. The Company adopted SFAS 130 in Fiscal 1999. For Fiscal 1999 the Company's other comprehensive loss consists of foreign currency translations. The adoption of this statement did not have any impact on the Company's results of operations, financial position, or cash flows.

         Cash Equivalents

         The Company considers all highly liquid assets, having an original maturity of less than three months when purchased, to be cash equivalents.

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

         Goodwill

         In Fiscal 1999, goodwill represented the excess purchase price over the fair market value of the assets acquired of certain acquisitions. Goodwill was being amortized over 40 years on a straight-line basis. As a result of the Company's AuraSound sale, there was no goodwill as of February 29, 2000.

         Inventories

          Inventories are stated at the lower of cost (first-in, first-out) or market.

         Per Share Information

         The consolidated net loss per common share is based on the weighted average number of common shares outstanding during the year. Common share equivalents have been excluded since inclusion would dilute the reported loss per share. Such common stock equivalents amount to 11,709,000 common shares for convertible debt, warrants and options.

         Patents and Trademarks

         The Company capitalizes the costs of obtaining or acquiring patents and trademarks. Amortization of patent and trademark costs is provided for by the straight line method over the shorter of the legal or estimated economic life. If a patent or trademark is rejected, abandoned, or otherwise invalidated the un-amortized cost is expensed in that period.

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

         During Fiscal 1999, the Company's management redirected its strategy to focus on the AuraGen production. The Company made the decision to cease operations in various divisions, reduce overhead and sell or lease Company assets that were not compatible with the Company's strategy. Management reviewed the estimated future cash flows related to these operations and deemed them to be insufficient to fully recover the carrying value of the assets. Accordingly, in Fiscal 1999 the Company recognized a $9,403,687 impairment expense to reduce the assets to their estimated fair value. The impairment includes a write down of property and equipment and goodwill of $8,893,259 and $510,428, respectively.

         Research and Development

         Research and development costs are expensed as incurred.

         Advertising Costs

         Advertising costs are expensed as incurred. Advertising charged to expense in Fiscal 2000, 1999 and 1998 approximated nil, $9.4 million and $5.8 million, respectively.

         Buildings, Equipment and Leasehold Improvements

         Buildings, equipment and leasehold improvements are stated at cost and are being depreciated using the straight-line method over their estimated useful lives as follows:

                           Buildings                           40 years
                           Machinery and equipment           5-10 years
                           Furniture and fixtures               7 years
                           Leasehold improvements         Life of lease

         During Fiscal 2000 and 1999, the Company capitalized costs of nil and $1,910,611, respectively, on special tools and equipment, which have been designed for the manufacturing and development of automotive products. The capitalized amounts, included in machinery and equipment, include allocated costs of direct labor and overhead. During Fiscal 1999, management reduced previously capitalized amounts to their estimated fair value, due to impairment of assets. See note on Impairment of long-lived assets.

         Depreciation and amortization expense of buildings, machinery and equipment, furniture and fixtures and leasehold improvements approximated $6.5 million, $11.9 million and $5.4 million for Fiscal 2000, 1999 and 1998, respectively.



(2)      Receivables

         Receivables consist of the following:

                                                                     2000              1999
                                                                     ----              ----
         Commercial receivables:
           Amounts billed                                         $10,100,962       $16,548,666
           Advances due from related parties                           31,455           102,773
           Less allowance for  uncollectible  receivables  and     (7,673,217)       (8,271,025)
                                                                  -----------       -----------
           sales returns
                                                                   $2,459,200        $8,380,414
                                                                    =========         =========

     Bad debt expense was approximately $0.5 million, $13.3 million and $3.6 million in Fiscal 2000, 1999 and 1998 respectively.

(3)      Notes Receivable

         Notes receivable consist of the following:

                                     2000                         1999
                                     ----                         ----
  MYS                         $   570,092                $           --
  Algo                          1,736,975                            --
  Telemac                       2,500,000                     2,750,000
                                ---------                     ---------
                                4,807,067                     2,750,000
  Less current portion          3,557,067                       250,000
                                ---------                     ---------
                               $1,250,000                    $2,500,000
                                =========                     =========

         During Fiscal 1999, the Company sold a portion of its shares in Telemac Cellular Corp. (Telemac) back to Telemac. The Company then entered into a cancellation of shares agreement whereby it tendered the remaining shares to Telemac in exchange for a note receivable from Telemac resulting in a gain recognized of approximately $850,000. The note matures in Fiscal 2002.

         In March 1999, the Company sold MYS Corp. and subsidiaries to the management of MYS for a sales price of $4.2 million. In December 1999, the Company finalized the sale of the assets of the AuraSound speaker division, total consideration received was approximately $2.4 million. The purchaser of AuraSound's assets is the same party that acquired the majority of the Company's restructured debt as described at Note 24.

(4)      Long Term Investments

         Long-term investments consist of the following:

                                       2000                      1999
                                       ----                      ----
   Aquajet Corporation              $  923,835              $    923,835
   Alaris Industries, Inc.           1,200,000                 1,200,000
   Other                                     0                   800,000
                                    ----------               -----------
                                   $ 2,123,835                $2,923,835
                                    ==========                ==========

(5)      Joint Ventures and Other Agreements

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

    (b)  Aura-Dewan Joint Venture

         In 1995, the Company entered into an agreement with K&K Enterprises of India ("K&K") for the formation of a joint venture to manufacture and sell speakers using Aura's proprietary technology. In 1995 the Company also entered into an agreement with K&K for the formation of a joint venture to manufacture Aura's Bass ShakerTM. In Fiscal 1999 the joint venture was terminated, and a total of $534,911 in joint venture losses and write-off's were recorded during Fiscal 1999. In Fiscal 2000 the Company's remaining investment in property of the joint venture was disposed of, and certain claims and liabilities were satisfied. A loss on disposal of assets, in the amount of $800,000, was recorded in Fiscal 2000.

    (c)  Daewoo Agreement

         In 1992, the Company entered into a joint development and licensing agreement with Daewoo Electronics Co., Ltd. ("Daewoo") to develop and commercialize televisions using Aura's AMA(TM) display technology. Aura is to receive a fixed royalty (depending on television size), for each television set manufactured by Daewoo or licensed by Daewoo to a third party. Daewoo was taken over by its creditors during Fiscal 1999. No assurances can be given as to the future plans of the "AMA" technology at Daewoo.

    (d)  Eric Joint Venture

         In 1997, the Company entered into an agreement with the European Group to form a joint venture for sales, marketing and further development of motion base simulators using the Company's proprietary technology. In Fiscal 1999, as a result of its financial crisis the Company ceased its commitment to continue to develop improvements to the Company's motion base simulator technology. The parties agreed to terminate the joint venture, and $3,856,091 was written-off to loss in joint ventures in Fiscal 1999.

    (e)  Microbell Joint Venture

         In 1995 the Company entered into an agreement with Microbell to form a joint venture to further develop and commercialize patented and proprietary technology developed by Microbell. In Fiscal 1999, due to Aura's inability to continue to fund the joint venture as required, the joint venture was terminated, and $635,902 was written-off to loss in joint ventures.

(6)      Related Party Transactions

         Notes and advances due from related parties, aggregated $31,455 and $102,773 at February 29, 2000 and February 28, 1999, respectively, included in current receivables.

(7)      Inventories

         Inventories, stated at the lower of cost (first-in, first-out) or market, consist of the following:

                                                                       2000                1999
                                                                       ----                ----
         Raw materials                                             $4,205,828           $11,318,263
         Finished goods                                             7,310,335            15,034,795
         Reserves for potential product obsolesence                  (326,936)           (7,876,000)
                                                               ---------------       ---------------
                                                                  $11,189,227           $18,477,058
                                                               ==============        ==============

         At February 29, 2000, inventories consist primarily of components and completed units for the Company's AuraGen product.

(8)      Property and Equipment

         Property and Equipment, at cost is comprised as follows:

                                                                          2000                1999
                                                                          ----                ----
         Land                                                        $  3,187,997          $  3,877,074
         Buildings                                                      8,708,796             9,396,392
         Machinery and equipment                                       27,755,903            32,354,243
         Furniture, fixtures and leasehold improvements                 2,566,721             2,348,990
                                                                     ------------    ------------------
                                                                      $42,219,417           $47,976,699
                                                                      ===========           ===========


(9)      Notes Payable and Other Liabilities

         Notes Payable and Other Liabilities consist of the following:

                                                            2000               1999
                                                            ----        ---    ----
Litigation payable                                    $    5,722,221       $17,302,047
Lines of Credit                                            2,584,000         3,000,000
Notes payable-equipment (a)                                   31,353           194,296
Notes payable-buildings (b)                                5,535,693         8,549,854
Unsecured notes payable (c)                                6,807,676         5,190,747
Trade debt (d)                                            10,961,151                --
Secured notes payable (e)                                 15,309,622                --
                                                          ----------    --------------
                                                          46,951,716        34,236,944
Less: current portion                                      9,899,531         8,787,113
                                                      --------------    --------------
Long term portion                                         37,052,185        25,449,831
Reserve for environmental cleanup                            554,510           505,698
                                                       -------------     -------------
                                                      $   37,606,695       $25,955,529
                                                       =============    ==============

    (a) Notes payable-equipment at February 29, 2000 consists of a note maturing in February 2005.

    (b) Notes payable-buildings consists of a 1st Trust Deed on a building in California, due in Fiscal 2009, and in Fiscal 1999 includes a note due October 2000 collateralized by a building in Malaysia.

     (c) Unsecured notes payable consists of four notes at February 29, 2000 and three notes at February 28, 1999.

    (d) Trade debt was restructured with payment terms over a three year period with interest at 8% per annum commencing on January 2000.

    (e) Secured notes payable consists of three notes. One of the secured notes includes warrants to purchase 1,000,000 shares of the Company's common stock exercisable at $0.375 per share. On another of the secured notes, in the event of default the holder is entitled to convert the unpaid principal and interest into common stock of the Company at $0.60 per share; however, the Company is entitled to a discount if the note is prepaid, which discount is initially 20% of the amount prepaid, and the discount declines proportionally over the three year term of the note.

      Annual maturities of long term notes payable and litigation payable for the next fiscal years are as follows:

                 Fiscal Year              Amount
                 -----------              ------
                 2001                    $9,899,531
                 2002                     6,578,296
                 2003                    18,882,754
                 2004                       619,521
                 2005                       629,028
                 thereafter              10,342,586
                                         ----------
                                        $46,951,716

(10)     Convertible Notes Payable

         In Fiscal 1993, the Company issued its Secured 7% Convertible Notes due 2002 in the total amount of $5.5 million. In Fiscal 1999, the remaining obligation of $2,122,900, related to these notes was redeemed by the Company.

         In Fiscal 1998, the Company issued $34.5 million of unsecured notes payable to investors. During fiscal 1998 the Company redeemed $3.8 million of notes issued in Fiscal 1997 and $2 million of notes issued in Fiscal 1998. Additionally, $4.5 million of notes issued in Fiscal 1997 were converted into 3,164,001 shares of common stock.

         In Fiscal 1999, the Company issued $8 million of unsecured notes payable to investors and $4,662,900 of secured notes payable to investors. During Fiscal 2000 the Company redeemed $1.6 million of convertible notes issued in Fiscal 1998. Additionally, in Fiscal 1999, $9,662,184 worth of convertible notes issued in Fiscal 1998 plus interest of $547,249, were converted into 16,513,282 shares of common stock.

         In Fiscal 2000, the Company restructured much of its convertible notes payable through debt forgiveness and equity conversion (see note 24).

(11)     Accrued Expenses

         Accrued expenses consist of the following:

                                             2000              1999
                                             ----              ----
Accrued payroll and related expenses      $   582,850       $1,076,185
Bond interest payable                         261,328        4,535,789
Other                                         290,120        2,444,809
                                           ----------    -------------
                                          $ 1,134,298       $8,056,783
                                           ==========    ==============

(12)     Income Taxes

          At February 29, 2000, the Company had net operating loss carry-forwards for Federal and state income tax purposes of approximately $242 million and $108 million respectively, which expire through 2020.

         Under SFAS 109 "Accounting for Income Taxes" the Company utilizes the liability method of accounting for income taxes. Accordingly, the Company has recorded a deferred tax benefit of approximately $97 million for Fiscal 2000 and $93 million for Fiscal 1999. The Company has also recorded a valuation account to fully offset the deferred benefit due to the uncertainty of the realization of this benefit.

          The Company's formerly owned Japanese subsidiary, MYS Corporation, paid income taxes to the Japanese government at an effective rate of approximately fifty eight percent. At February 28, 1999, MYS Corporation had a current income tax receivable of approximately $153,000.

(13)     Common Stock, Stock Options and Warrants

         At February 29, 2000, the Company had 200,000,000 shares of $.005 par value common stock authorized for issuance. The number of authorized shares was increased to 500,000,000 subsequent to February 29, 2000 (see Note 23).

         At February 29, 2000 there were warrants outstanding to purchase 1,213,000 shares of the Company's common stock exercisable at $0.375 a share.

         The Company has granted nonqualified stock options to certain directors and employees. Options are granted at fair market value at the date of grant, vest immediately, and are exercisable at any time within a five-year period from the date of grant.

         A summary of activity in the directors stock option plan follows:

                                                                    Shares       Exercise Price

         Options outstanding at February 28, 1997                   1,009,578        $1.44-5.50
                                                                    ---------        ----------

         Grants                                                        50,000              2.30
         Cancellations                                                     --                --
         Exercises                                                         --                --
                                                                   ----------        ----------
         Options outstanding at February 28, 1998                   1,059,578         1.44-5.50

         Grants                                                            --                --
         Cancellations                                                     --                --
         Exercises                                                         --                --
         Expired                                                      499,578         1.44-5.50
                                                                      -------       -----------
         Options outstanding at February 28,1999                      560,000         2.06-4.75

         Grants                                                            --                --
         Cancellations                                                     --                --
         Exercises                                                         --                --
         Expired                                                      (60,000)        3.00-4.75
                                                                      --------      -----------
         Options outstanding at February 29, 2000                     500,000       $2.06-$2.30
                                                                      =======       ===========

         The following table summarizes information about director stock options at February 29, 2000:

                                 Number             Average             Weighted              Number
           Range of          Outstanding at     Remaining Life      Average Exercise      Exercisable As
                                                              -
        Exercise Price          2/29/00            in Years              Price              of 2/29/00

             $2.30                50,000             7.13                 $2.30                  50,000
             $2.06               450,000             7.36                 $2.06                 400,000

 (14)    Employee Stock Plans

         As of February 29, 2000, the Company has one employee benefit plan: The Employee Stock Ownership Plan (ESOP). In addition, the options granted under the 1989 Stock Option Plan are valid and subject to exercise.

         The ESOP is a qualified discretionary employee stock ownership plan that covers substantially all employees. This plan was formally approved by the Board of Directors during Fiscal 1990. The Company made no contributions to the ESOP in Fiscal 2000, 1999 and 1998 respectively.

         In March 2000, the Company's Board of Directors adopted the 2000 Stock Option Plan, a nonqualified plan which was subsequently approved by the shareholders. The Stock Option Plan authorizes the grant of options to purchase up to 10% of the Company's outstanding common shares. Shares currently under option generally vest ratably over a five year period.

         In October 1995, the Financial Accounting Standards Board issued SFAS No. 123 "Accounting for Stock-Based Compensation," which contains a fair value-based method for valuing stock-based compensation that entities may use, which measure compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. Alternatively, the standard permits entities to continue accounting for employee stock option and similar equity instruments under APB Opinion No. 25, "Accounting for Stock Issued to Employees." Entities that continue to account for stock options using APB Opinion No. 25 are required to make pro forma disclosures of net income and earnings per share, as if the fair value-based method of accounting defined is SFAS No. 123 had been applied. Management accounts for options under APB Opinion No. 25. If the alternative accounting-related provisions of SFAS No. 123 had been adopted as of the beginning of 1995, any effect on 2000, 1999 and 1998 net loss and loss per share would have been immaterial.

         A summary of activity in the employee stock option plan is as follows:

                                                                    Shares         Exercise Price


         Options outstanding at February 28, 1997                   3,879,800          $1.44-7.31
                                                                    ---------           ---------

         Grants                                                     2,983,000           1.79-2.15
         Cancellations                                             (3,002,800)          1.44-3.06
         Exercises                                                    (25,000)               2.06
                                                                  -----------       --------------
         Options outstanding at February 28, 1998                   3,835,000           1.44-7.31

         Grants                                                     2,800,000                3.31
         Cancellations                                                (59,700)          1.44-7.31
         Exercises                                                    (50,000)               2.06
                                                                  ------------      --------------
         Options outstanding at February 28, 1999                   6,525,300           1.44-7.31

         Grants                                                            --                  --
         Cancellations                                               (454,500)          2.06-7.31
         Exercises                                                         --                  --
         Expired                                                     (131,800)          3.06-4.12
                                                                  ------------        -----------
         Options outstanding at February 29, 2000                   5,939,000          $1.44-7.31
                                                                  ===========       ---==========

The following table summarizes information about employee stock options at February 29, 2000:

                                 Number             Average             Weighted              Number
           Range of          Outstanding at     Remaining Life      Average Exercise      Exercisable As
                                                              -
        Exercise Price          2/29/00            in Years              Price              of 2/29/00

             $1.44               431,000             0.92                 $1.44                 431,000
             $7.25                 6,000             1.75                 $7.25                   6,000
          $3.00-$4.00            215,000             2.62                 $3.47                 215,000
             $7.31                 6,000             3.60                 $7.31                   6,000
          $1.79-$2.15          2,481,000             7.42                 $2.04               2,481,000
             $3.31             2,800,000             8.05                 $3.31                 560,000

(15)     Leases

         At February 29, 2000, the Company has no long term operating leases. Rental expense charged to operations approximated $.9 million, $1.8 million and $1.3 million in Fiscal 2000, 1999 and 1998, respectively.

(16)     Significant Customers

         The Company sold ceramics related products to a single significant customer during Fiscal 2000 for a total of approximately $2.1 million or 29.7% of net revenues. After Fiscal 2000 this customer will not be a significant customer as the Company has sold the Ceramics division.

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

(17)     Commitments and Contingencies

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

         A settlement agreement for this proceeding was submitted to the Court on July 20, 1998, for preliminary approval, at which time the Court denied the plaintiffs' motion for approval of the settlement. On September 22, 1998, the Company and certain of its officers and directors renoticed their motion for summary judgment. Thereafter, on January 8, 1999, the plaintiffs and the defendants in the Barovich action executed a Stipulation of Settlement pursuant to which the Barovich action would be settled in return for payments by Aura and its insurer to the plaintiff's settlement class and plaintiff's attorneys in the amount of $2.8 million in cash (with $800,000 to be contributed by Aura and $2 million to be contributed by Aura's insurer, subject to a reservation of rights by the insurer against the insureds) and $1.2 million in cash or common stock, at the Company's option, to be paid by Aura. Subsequently the parties and the insurer entered into an amended settlement agreement. As amended the settlement calls for the total settlement amount of $4 million to remain the same, with the insurer contributing $1.8 million and the remaining $2.2 million to be paid by Aura in cash over a period of three years, with accrued interest at the rate of 8% per annum. The settlement was preliminarily approved by the Court on December 6, 1999, and finally approved in or about April, 2000.

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

         In June, 1998, the Court entered an order staying further discovery in order to facilitate completion of settlement discussions between the parties. On October 12, 1998, the parties entered into a stipulation for settlement of all claims, subject to approval by the Court. Under the stipulation for settlement Aura agreed to pay $4.5 million in cash or stock, at Aura's option, plus 3.5 million warrants at an exercise price of $2.25. In addition, Aura's insurance carrier agreed to pay $10.5 million. The settlement was finally approved by the Court in October 1999 and was thereafter amended in December 1999 to allow Aura to defer payment of the settlement amount until April 2000 in exchange for an additional 2 million shares of Aura Common Stock, subject to certain adjustments. The deferral resulted from the limitation on the number of shares authorized (see note 23). The final distribution of stock and warrants to class members occured in June 2000.

         NewCom Related Litigation

         Deutsche Financial Services v. Aura

         In June,  1999,  a  lawsuit  naming  Aura was  filed in  United  States
         District Court for the Central District of California, Deutsche Financial Services ("DFS") vs. Aura (Case No. 99-03551 GHK (BQRx)). The complaint follows DFS' termination of its credit facility with NewCom of $11,000,000 and seizure of substantially all of NewCom's collateral in April, 1999. It alleges, among other things, that Aura is liable to DFS for NewCom's indebtedness under the secured credit facility purportedly guaranteed by Aura in 1996, well prior to the NewCom initial public offering of September 1997. In the proceeding, DFS sought an order to attach Aura's assets which was denied following an evidentiary hearing before the Honorable Brian Quinn Robbins, U.S. Magistrate, and the matter has been ordered by the District Court to binding arbitration. Aura has now responded in arbitration, denying DFS' claims and has asserted in its defense, among other things, that the guarantee, if any, is discharged. In addition, Aura through its counsel, has asserted cross-claims for, among other things, tortious lender liability, alleging that DFS wrongfully terminated the NewCom credit facility, wrongfully seized the NewCom collateral and wrongfully foreclosed upon NewCom collateral, acting in a commercially unreasonably manner. A panel of three arbitrators has been selected and appointed by the American Arbitration Association and a hearing set for May, 2000 was suspended by the panel without yet scheduling a new hearing date. The Company believes it has meritorious defenses and cross claims. However, no assurances can be given as to the ultimate outcome of this proceeding.

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

         The Plaintiffs allege in their complaint that Aura breached its agreements with the Plaintiffs by, among other things, failing to register the Aura Common Stock relating to the Re-pricing Rights. The Plaintiffs further allege that Aura misrepresented its intention to register the Aura shares in order to induce the Plaintiffs to loan $1.0 million to NewCom. The Complaint seeks damages of not less than $4.5 million. In January 2000 Aura filed counterclaims against the
         Plaintiffs, including claims that the Plaintiffs made false representations to Aura in order to induce Aura to agree to issue its Common Stock pursuant to the Re-pricing Rights. The parties have agreed to submit this matter to mediation on June 28, 2000. The Company believes that it has meritorious defenses and counterclaims to the Plaintiffs' allegations. However, no assurances can be given as to the ultimate outcome of this proceeding.

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

(18)     Concentrations of Credit Risk

         Financial instruments that subject the Company to concentration of credit risk are cash equivalents, trade receivables, notes receivable, trade payables and notes payable. The carrying value of these financial instruments approximate their fair value at February 29, 2000. Cash equivalents consist principally of short-term money market funds, these instruments are short term in nature and bear minimal risk.

         The Company performs credit background checks and evaluates the credit worthiness of all potential new customers prior to granting credit. UCC financing statements are filed, when deemed necessary.

(19)     Other (Income) and Expenses

         Other (income) and expenses consist of:

                                                           2000                  1999                  1998
                                                           ----                  ----                  ----

             Gain on  subsidiary  stock  and other
             assets                                     $          --         $    (811,657)        $ (12,632,265)
             Legal settlements                              2,777,762             7,717,518             1,700,000
             Equity in  losses  of  unconsolidated
             joint ventures                                        --             6,268,384             1,937,747
             Loss on disposal of assets                      (259,274)            1,026,972                    --
             Loss on disposal of investment                        --             4,782,839                    --
             Termination of license arrangement                    --                    --             3,114,030
             Other income                                  (1,101,279)             (101,711)             (220,291)
             Interest expense                               4,476,690            11,679,701             6,450,741
                                                            ---------            ----------         -------------
                                                        $   5,893,449         $  30,562,046         $     349,962
                                                            =========          ============          ============


(20)     Fourth Quarter Adjustments

         Certain fourth quarter adjustments were made in Fiscal 2000 that are significant to the quarter and to comparisons between quarters. During the fourth quarter of Fiscal 2000, in conjunction with the Company's restructuring, $13,218,750 in debt and $5,850,168 in accrued interest was forgiven by the Company's major creditors. This forgiveness of debt is recorded as an extraordinary item in the fourth quarter of Fiscal 2000 (see note 24).

(21)     Segment Reporting

         The Company adopted Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information," as of February 28, 1999. SFAS 131 establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS 131 defined operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision makers in deciding how to allocate resources and in assessing performance. The Company has aggregated its business activities into three operating segments: electromagnetic and electro-optical technology (Aura), computer related communications (NewCom) and sound related products including professional and consumer sound system components (AuraSound).

         The electromagnetic and electro-optical technology operating segment consists of the development, commercialization and sales of products, systems and components using patented and proprietary electromagnetic and electro-optical technology. The Company has aggregated all electromagnetic and electro-optical operating units due to commonality of economic characteristics, technology employed, and class of customer. In addition, this segment also includes our corporate headquarters, revenues generated from the sale of computer monitors and activity from Electrotec. The overall management and operating results for this segment are based on the activities and operations as noted.

         The computer related communications and sound related products operating segment consists of the manufacturing and selling of high performance computer communication and multimedia products for the personal computer market. The segment also includes internal and external data fax modems, speaker phones, sound cards, and multimedia kits. This operating segment suffered significant operating losses during the year ended February 28, 1999 and ceased operations in early Fiscal 2000.

         The sound segment consists of the manufacture and sale of professional and consumer sound system components and products, including speakers, amplifiers, and Bass Shakers. AuraSound reflects the aggregate segment operating units based on economic characteristics, products and services, the production process class of customer and distribution process. AuraSound was sold during Fiscal 2000.

                                      Aura               NewCom             AuraSound          Consolidated
                                                    (in thousands)
Net Revenues*
                 2000            $       5,788        $           --      $           --      $         5,788
                 1999            $       6,830        $       46,820      $           --      $        53,650
                 1998            $      10,252        $       93,687      $           --      $       103,939

Income (loss) from Operations
                 2000            $     (18,510)       $           --      $           --      $       (18,510)
                 1999            $     (54,396)       $      (94,357)     $           --      $      (148,753)
                 1998            $     (15,448)       $       11,872      $           --      $        (3,516)

Identifiable Assets
                 2000            $      56,036        $           --      $           --      $        56,036
                 1999            $      63,754        $           --      $       26,389      $        90,143
                 1998            $      96,735        $       96,127      $       34,441      $       227,303

Depreciation and Amortization
                 2000            $       6,854        $           --                  --      $         6,854
                 1999            $       7,375        $        1,511      $        4,099      $        12,985
                 1998            $       3,621        $        1,274      $        3,467      $         8,362

Capital Expenditures
                 2000            $          16        $           --      $           --      $            16
                 1999            $       2,450        $          161      $        1,443      $         4,054
                 1998            $      15,322        $        1,455      $        1,229      $        18,006

Number of operating locations at year-end (unaudited)
                 2000                  2                   --                  --                   2
                 1999                  2                    2                   5                   9
                 1998                  2                    2                   5                   9

* Includes revenue from external customers for all groups of products and services in each segment reported. Products and services sold by each segment are generally similar in nature; also it is impracticable to disclose revenues by product.

Segment Reporting
Net Revenue from customer geographical segments are as follows (in thousands):

                                            2000                         1999                            1998
                                            ----                         ----                            ----
U.S., Canada, Latin America             $6,845        96.75%       $58,871       72.22%       $120,517    88.15%
Europe                                      63          .89            772        0.95             451     0.33
Asia                                       168         2.36         21,875       26.83         15,747     11.52
                                           ---      -------         ------      -------        -------   ------
                                        $7,076       100.00%       $81,518      100.00%      $136,715    100.00%
                                        ======       =======       =======      ======       =========   ======

          All of the Company's operating long-lived assets are located in the United States


(22)     Discontinued Operations

         In June 1999 and March 1999, the Company divested its interest in AuraSound, Inc. and the MYS group of entities, respectively. Pursuant to Accounting Principles Board Option ("APB") No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," the consolidated financial statements of the Company have been reclassified to reflect the disposition of the AuraSound segment as a discontinued operation. Net operating revenues for discontinued operations for Fiscal 2000, 1999 and 1998 were approximately $1,037,000, $27,868,000 and $32,776,000 respectively.

(23)     Subsequent Events

         Note Conversion

         On March 6, 2000, the Company entered into a settlement agreement and release of claims for a $1,000,000 convertible note in exchange for 3,000,000 shares of the Company's common stock.

         Sale of Assets of Aura Ceramics

         Effective March 1, 2000 the Company entered an agreement for the sale of the assets of Aura Ceramics. The agreement calls for a sales price of $3.5 million with a down payment of $1 million, which was paid on May 2000. The balance, including interest at 8% per annum is due in monthly installments of $31,000, with a balloon payment of the remaining principal and interest due at the end of seven years.

         Completion of Common Stock Private Placement

         In May 2000, the Company completed a private placement of approximately
         15.5 million shares of its common stock at $0.32 per share resulting in gross proceeds of approximately $5.0 million.

         Authorized Stock

         In March 2000, the Company's shareholders approved an amendment to the articles of incorporation to increase the number of common shares authorized to 500,000,000, and to authorize the issuance of up to 10,000,000 shares of preferred stock.

         2000 Stock Option Plan

         At the March 6, 2000 Annual Meeting, the Company's Board of Directors adopted, and shareholders approved, the 2000 Stock Option Plan.

(24)     Extinguishment of Debt

         At the start of Fiscal 2000, the Company had $38,481,782 in convertible notes payable, of which most were in default. During the current year the Company restructured much of its convertible notes payable obligation through debt forgiveness and equity conversion. With the debt restructure, $11,009,102 of convertible notes was converted into 71,054,445 shares of the Company's common stock, of which 2,520,000 shares are not reflected as outstanding as of February 29, 2000. The Company also redeemed $430,000 of convertible notes, and $12,535,898 in convertible notes and $5,850,168 in accrued interest were forgiven. A majority of the restructure was accomplished by a single unrelated party acquiring $21,345,000 of the convertible notes payable and subsequently converting $9,224,102 into 65,034,445 shares of the Company's common stock and debt forgiveness of $12,120,898. In addition, $682,852 in accounts payable and accrued expenses was also forgiven. Total debt forgiveness of $19,068,918 is reflected as an extraordinary item in the accompanying consolidated financial statements.



                                                    SCHEDULE II
                                                 AURA SYSTEMS, INC.
                                                  AND SUBSIDIARIES

                                         Valuation and Qualifying Accounts

                       Years ended February 29, 2000, February 28, 1999 and February 28, 1998


                                     Balance at      Charged to       Charged to                        Balance at
                                     beginning of    costs and          other                             end
                                       period         expenses         Accounts       Deductions        of period
                                     -----------------------------------------------------------------------------------

Allowances  are  deducted  from  the
assets to which they apply

Year ended February 29, 2000 Allowance for:
    Uncollectible Accounts               $8,149,551   $     456,233   $           --      $   932,567      $7,673,217
    Reserve for returns                     121,474         359,488               --          480,962              --
    Reserve  for  potential  product
    obsolescence                          7,876,000          82,913               --        7,631,977         326,936
                                          ---------        --------     ------------        ---------      ----------
                                        $16,147,025   $     898,634   $           --       $9,045,506      $8,000,153
                                         ==========         =======   ===============      ==========       =========

Year ended February 28, 1999 Allowance for:
    Uncollectible Accounts             $  5,431,525     $13,314,320      $10,000,000      $20,596,294    $  8,149,551
    Reserve for returns                     569,605      24,741,084               --       25,189,215         121,474
    Reserve  for  potential  product
    obsolescence                          4,535,000      15,906,337               --       12,565,337       7,876,000
                                          ---------      ----------     ------------       ----------       ---------
                                        $10,536,130     $53,961,741      $10,000,000      $58,350,846     $16,147,025
                                         ==========      ==========       ==========      ===========      ==========

Year ended February 28, 1998:

Allowance for:
    Uncollectible Accounts               $2,090,652    $  3,617,056      $        --     $    276,183      $5,431,525
    Reserve for returns                   1,512,679      23,504,148               --       24,447,222         569,605
    Reserve for potential product
    obsolescence                          2,255,000       4,030,000               --        1,750,000       4,535,000
                                          ---------    ------------       ----------      -----------      ----------
                                         $5,858,331     $31,151,204      $        --      $26,473,405     $10,536,130
                                          =========      ==========       ==========       ==========      ==========


Amounts charged to other accounts include amounts charged to price protection and rebates in Fiscal 1999.