Form 10-Q
period 2000-05-31
AURA SYSTEMS INC
filed 2000-07-17
CIK 826253

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


  For the Quarter Ended May 31, 2000           Commission File Number 0-17249



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

 Class                                            Outstanding at  June  14, 2000

Common Stock, par value                                  250,228,540 Shares
   $.005 per share

                       AURA SYSTEMS, INC. AND SUBSIDIARIES

                                      INDEX




PART I.       FINANCIAL INFORMATION

         ITEM 1.      Financial Statements

                      Statement Regarding Financial Information                                        1

                      Condensed Consolidated Balance Sheets as of
                      May 31, 2000 and February 29, 2000                                               2

                      Condensed Consolidated Statement of Operations for the three
                      Months Ended May 31, 2000 and 1999                                               3

                      Condensed Consolidated Statements of Cash Flows for the Three
                      Months Ended May 31, 2000 and 1999                                               4

                      Notes to Condensed Consolidated Financial Statements                             5

         ITEM 2.      Management's Discussion and Analysis of Financial Condition and
                      Results of Operations                                                            6

PART II.  OTHER INFORMATION

         ITEM 1.      Legal Proceedings                                                                8
         ITEM 4.    Submission of Matters to Vote by Security Holders                                  8

         ITEM 6.      Exhibits and reports on Form 8-K                                                 8

SIGNATURES                                                                                             9

                       AURA SYSTEMS, INC. AND SUBSIDIARIES

                           QUARTER ENDED MAY 31, 2000

                          PART I. FINANCIAL INFORMATION



The financial statements included herein have been prepared by Aura Systems, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). As contemplated by the SEC under Rule 10-01 of Regulation S-X, the accompanying financial statements and footnotes have been condensed and therefore do not contain all disclosures required by generally accepted accounting principles. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended February 29, 2000 as filed with the SEC (file number 0-17249).


                       AURA SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                May 31,                February 29,
Assets                                                                          2000                      2000   *
                                                                            -------------            ---------------

Current assets
     Cash and equivalents                                                    $         406,175          $        260,437
     Receivables-net                                                                 1,722,797                 2,459,200
     Inventories                                                                    10,004,240                11,189,227
     Notes receivable                                                                3,653,476                 3,557,007
     Other current assets                                                              900,096                   360,177
                                                                               ---------------           ---------------

       Total current assets                                                         16,686,784                17,826,048
                                                                               ---------------          ----------------

     Property and equipment, at cost                                                41,075,400                42,219,417
     Less accumulated depreciation
         and amortization                                                          (16,219,505)             (15,184,362)
                                                                              ----------------           ---------------

Net property and equipment                                                          24,855,895                27,035,055


     Long-Term investments                                                           2,123,835                 2,123,835
     Long-Term receivables                                                           3,684,189                 1,250,000
     Patents and trademarks, net                                                     4,553,995                 4,615,769
     Other assets                                                                    3,261,586                 3,271,831
                                                                               ---------------          ----------------
       Total                                                                 $      55,166,284         $      56,122,538
                                                                              ================          ================

Liabilities and Stockholders' Equity

Current liabilities:
     Notes payable                                                           $       8,742,983         $       9,899,531
     Accounts payable                                                                3,935,704                 4,216,004
     Accrued expenses                                                                4,703,300                 1,634,300
     Convertible note, unsecured                                                       250,000                 1,250,000
                                                                              ----------------          ----------------

       Total current liabilities                                                    17,631,987                16,999,835
                                                                              ----------------          ----------------

Notes payable and other liabilities                                                 37,219,555                37,606,695


COMMITMENTS AND CONTINGENCIES

Stockholders' equity
   Common stock par value $.005 per share and additional paid in capital.  Issued and outstanding 239,067,065
     and 196,975,392 shares respectively.                                          244,737,866               234,196,092
   Common stock not issued                                                                   -                 9,132,774
   Cumulative currency translation adjustment (CTA)                                   (365,932)                 (365,932)
   Accumulated deficit                                                            (244,057,192)             (241,446,926)
                                                                              -----------------         -----------------

       Total stockholders' equity                                                      314,742                 1,516,008
                                                                              ----------------          ----------------
       Total                                                                 $      55,166,284         $      56,122,538

                                                                              ================          ================

                See accompanying notes to condensed consolidated
                             financial statements.

* Amounts at February 29, 2000 have been derived from audited financial statements.


                       AURA SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THREE MONTHS ENDED MAY 31, 2000 AND 1999
                                   (Unaudited)


                                                                          2000                          1999
                                                                     ----------------              ---------------

Net Revenues                                                            $      381,521             $ 1,540,729

     Cost of goods and overhead                                              2,514,357                3,225,375
                                                                             ---------             ------------

Gross Profit                                                               (2,132,836)              (1,684,646)
                                                                           -----------             ------------

Expenses

     Selling, general and administrative                                     2,203,516                2,506,257
     Research and development                                                   32,048                  108,557
                                                                        --------------             -------------

     Total expenses                                                          2,235,564                2,614,814
                                                                        --------------             ------------

(Loss)  from operations                                                     (4,368,400)               (4,299,460)
                                                                        --------------             -------------

Other (income) and expense

     (Gain) on sale of assets                                               (1,756,746)
     Other (income) expense                                                   (563,401)                  88,214
     Interest expense -net                                                     562,013                  797,184
                                                                           -----------            -------------

Loss from continuing operations                                             (2,610,266)              (5,184,858)
                                                                        ---------------        ----------------

Loss from discontinued operations                                                    -                 (302,022)
                                                                        --------------         ----------------

Net (loss)                                                              $   (2,610,266)            $ (5,486,880)
                                                                         ==============           =============

Net (loss) per common share-basic                                       $         (.01)            $       (.05)
                                                                         =============            =============
Weighted average shares used
to compute net (loss) per share                                            237,107,199              107,786,500
                                                                           ===========             ============




                See accompanying notes to condensed consolidated
                             financial statements.



                       AURA SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE THREE MONTHS ENDED MAY 31, 2000 AND 1999
                                   (Unaudited)

                                                                          2000                         1999
                                                                      ------------               -------------

Net cash (used) in operations                                         $       (29,064)         $     (5,277,473)
                                                                       ---------------               -----------

Cash flows from investing activities:
      Proceeds from sale of subsidiary and assets                              64,311                 1,000,000
      Notes receivable                                                        905,092                   516,667
     Purchase of property and equipment                                             -                   (70,704)
                                                                      ---------------                -----------

     Net cash provided by investing
         activities                                                           969,403                 1,445,963
                                                                      ---------------           ---------------

Cash flows from financing activities:

     Net proceeds (repayments) from borrowings                               (100,000)                        -
      Proceeds from exercise of warrants                                            -                     9,300
     Repayment of debt                                                       (978,601)                        -
      Net proceeds from sale of stock                                         284,000                         -
                                                                      ---------------           ---------------

     Net cash provided (used) by financing
     activities:                                                             (794,601)                    9,300
                                                                      ----------------          ---------------

Net increase (decrease) in cash and equivalents                               145,738                (3,822,210)
Cash and equivalents at beginning of period                                   260,437                  3,822,210
                                                                      ---------------           ----------------

Cash and cash equivalents at end of period                            $        406,175         $               0
                                                                       ===============         =================

Supplemental  disclosures of cash flow  information
       Cash paid during the period for:
              Interest                                                $        303,817         $          71,568
              Income Tax                                                             0                         0
                                                                      ----------------            --------------



Supplemental disclosure of non-cash investing and financing activities:

Effective March 1, 1999, the Company sold its MYS subsidiary for $4.2 million in the form of a note receivable of $3.2 million and a cash down payment of $1 million, included above. In the quarter ended May 31, 1999, the Company satisfied a liability of $20,000 through the exercise of 40,000 warrants.

In the quarter ended May 31, 2000, $1,000,000 of convertible debt was converted into 3,000,000 shares of the Company's Common Stock. The Company also issued 462,963 shares of its common stock to satisfy a liability in the amount of $125,000. Effective March 1, 2000, the Company sold the assets of its Ceramics subsidiary for $3.5 million in the form of a note receivable of $2.5 million, a cash down payment of $64,311 included above, and the payment of $800,000 to third parties in satisfaction of liabilities and an additional $100,000 payment on June 1, 2000.






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

     In the  opinion of  management,  the  accompanying  condensed  consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) and reclassifications for comparability necessary to present fairly the financial position at May 31, 2000 and results of operations and cash flow for the three months ended May 31, 2000 and 1999.

2)       Capital

         In the quarter ended May 31, 2000, 150,000 shares of stock were sold for total gross proceeds of $300,000. In the quarter ended May 31, 1999, warrants to purchase 70,000 shares of common stock of the Company were exercised.

3)       Contingencies

         The Company is engaged in various legal actions. See the Company's Form 10-K, Item 3 Legal Proceedings for the year ended February 29, 2000 as filed with the SEC (file number 0-17249) for a discussion of the legal activities. In the case of a judgment or settlement, appropriate provisions have been made in the financial statements.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         This Report may contain forward-looking statements, which involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in such statements. Certain factors could also cause actual results to differ materially from those discussed in such forward-looking statements, including factors discussed in the Company's Form 10-K for the period ended February 29, 2000, and factors discussed in this Report.

         Results of Operations

     For the three months ended May 31, 2000, the Company $2,610,266 on net revenue of $381,521 compared to a loss from continuing operations of $5,184,858 on net revenue of $1,540,729 in the prior year period. The decrease in revenue is primarily attributable to the sale of the assets of the Company's wholly owned subsidiary, Aura Ceramics. Approximately 56% of the sales in the comparable prior fiscal year quarter were attributable to this subsidiary.


     Cost of goods and overhead decreased from $3.2 million in the quarter ended May 31, 1999 to $2.5 million in the quarter ended May 31, 2000, due primarily to the disposition of the assets of the Company's Aura Ceramics subsidiary. Approximately 13% of the cost of goods and overhead in the comparable prior fiscal year quarter was attributable to this subsidiary.


     Selling, general and administrative expenses decreased from $2.5 million in the quarter ended May 31, 1999 to $2.2 million in the quarter ended May 31, 2000.


         Research and development expense decreased from $108,557 in the quarter ended May 31, 1999 to $32,048 in the quarter ended May 31, 2000, as the Company focused its reduced resources on the sales and marketing of the Company's product, the AuraGen(TM).

         Depreciation and amortization for the quarter ended May 31, 2000 totaled approximately $1.6 million.

         Net interest expense for the quarter ended May 31, 2000, decreased to $562,013 from $797,184 in the prior year quarter due primarily to the conversion of approximately $10 million of debt into equity and the forgiveness of approximately $19 million of debt, partially offset by approximately $11 million in accounts payable being converted into long term debt and accruing interest at 8%.

         Liquidity and Capital Resources

     At May 31, 2000, the Company had cash of $406,175 as compared to a cash level of $260,437 at February 29, 2000. Inventories decreased by $1,184,987 due primarily to the disposition of assets of the Company's Ceramics subsidiary.

         Cash flows used in operations decreased by $5,148,409 as compared to the fiscal quarter ended May 31, 1999. The Company's working capital was a negative $945,203 at May 31, 2000 as compared to $826,213 at the fiscal year ended February 29, 2000 while the current ratio declined to .95:1 at May 31, 2000 from 1.05:1 at February 29, 2000.

         In the fiscal quarter ended May 31, 2000, the Company received net proceeds of $284,000 from the sale of 150,000 shares of the Company's common stock. The Company also satisfied a liability of $125,000 through the issuance of 462,963 shares of common stock. In the fiscal quarter ended May 31, 1999, the Company received proceeds of $9,300 from the exercise of warrants. The Company also satisfied a liability of $20,000 through the exercise of 40,000 warrants.

     In the past, the Company's cash flow generated from operations has not been sufficient to completely fund its working capital needs. Accordingly, the Company has also relied upon external sources of financing to maintain its liquidity. In order to finance its existing operations it will be necessary for the company to obtain additional working capital from exteral sources. The Company is presently seeking additional sources of financing, including bank and equity financing. No assurances can be provided that these funding sources will be available at the tmes and in the amounts required. the inability of the Company to obtain sufficient working capital at the times and in the amounts required would have a material adverse effect on the Company's business and operations.

         For additional information regarding the Company's financial condition, see the Company's Form 10K, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended February 29, 2000 as filed with the SEC (file number 0-17249).


         Forward Looking Statements

         The Company wishes to caution readers that important factors, in some cases, have affected, and in the future could affect, the Company's actual results and could cause the Company's actual consolidated results for the second quarter of Fiscal 2001, and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of the Company.

         Such factors include, but are not limited to, the following risks and contingencies: Changed business conditions in the automotive industry and the overall economy; increased marketing and manufacturing competition and accompanying prices pressures; contingencies in initiating production at new factories along with their potential underutilization, resulting in production inefficiencies and higher costs and start-up expenses and; inefficiencies, delays and increased depreciation costs in connection with the start of production in new plants and expansions.

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

PART II - OTHER INFORMATION


Item 1:  Legal Proceedings

             For information regarding pending legal proceedings, see Note 3 to the Company's Condensed Financial Consolidated Financial Statements appearing elsewhere herein.

Item 4:  Submission of Matters to Vote by Security Holders

                  The Company's 1999 Annual Meeting of Shareholders was held on March 6, 2000. At the Annual Meeting each of the Company's nominees were elected to serve as directors of the Company. The election results are as follows:


              NAME             For                      Withheld        Abstain

Zvi "Harry" Kurtzman          91,684,018               9,827,982      2,763,422
Harvey Cohen  92,864,439       8,647,561               2,763,422
Salvador Diaz-Verson, Jr.     93,007,303               8,504,697      2,763,422
Sanford R. Edlein             92,067,732               9,444,268      2,763,422
Norman Reitman                91,906,240               9,605,760      2,763,422
Stephen A. Talesnick          93,416,650               8,095,350      2,763,422
David F. Hadley               92,099,913               9,412,087      2,763,422

              The shareholders in addition, approved the following proposals:

1.  To increase the number of authorized shares from 200,000,000 to 500,000,000.

                                 For                    Withheld        Abstain
                             102,455,535               3,586,711        284,666

2. To approve an amendment to the Company's Certificate of Incorporation to authorize 10,000,000 shares of Preferred Stock.

                                 For                    Withheld        Abstain
                              98,424,057               7,655,739        180,539

3.       To adopt the Company's 2000 Stock Option Plan.

                                 For                 Withheld           Abstain
                              98,276,911             4,566,007        3,706,937

4.  To adopt a proposal to effect a reverse split of the Company's common stock.

                                 For                    Withheld        Abstain
                              89,935,298              18,184,528        251,457

Item 6: Exhibits and Reports on Form 8-K

a)       Exhibits:
                            See exhibit index
b)       Reports on Form 8-K:
                                None

                                   SIGNATURES




         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                            AURA SYSTEMS, INC.
                                               (Registrant)






Date:        July 17,2000                 By:   /s/Steven C. Veen
             ------------         -------------------------------------
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