Form 10-Q
period 2000-08-31
AURA SYSTEMS INC
filed 2000-10-16
CIK 826253

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


 For the Quarter Ended August 31, 2000           Commission File Number 0-17249



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

     Class                                    Outstanding at October 12, 2000

Common Stock, par value                            280,588,674 Shares
  $.005 per share

                       AURA SYSTEMS, INC. AND SUBSIDIARIES

                                      INDEX



                                                                                                      Page No.

PART I.       FINANCIAL INFORMATION

         ITEM 1.     Financial Statements

                     Statement Regarding Financial Information                                            2

                     Condensed Consolidated Balance Sheets as of August 31, 2000                          3
                     and February 29, 2000

                     Condensed Consolidated Statement of Operations for the Three Months and Six          4
                     Months Ended August 31, 2000 and 1999

                     Condensed Consolidated Statements of Cash Flows for the Six Months Ended             5
                     August 31, 2000 and 1999

                     Notes to Condensed Consolidated Financial Statements                                 6

         ITEM 2.     Management's Discussion and Analysis of Financial Condition and Results of           7
                     Operations


PART II. OTHER INFORMATION

         ITEM 1.      Legal Proceedings                                                                   9

         ITEM 2.      Changes in Securities                                                               9

         ITEM 6.      Exhibits and Reports on Form 8-K                                                    9


SIGNATURES                                                                                                10


                       AURA SYSTEMS, INC. AND SUBSIDIARIES

                          QUARTER ENDED AUGUST 31, 2000

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


                       AURA SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                                                              August 31,               February 29,
Assets                                                                          2000                      2000*
------                                                                      -------------            ---------------
Current assets:
Cash and equivalents                                                          $       558,891              $    260,437
Receivables-net                                                                       330,693                 2,459,200
Inventories                                                                         9,846,519                11,189,227
Notes receivable                                                                    2,535,732                 3,557,007
Other current assets                                                                  757,589                   360,177
                                                                              ---------------           ---------------

       Total current assets                                                        14,029,424                17,826,048
                                                                                   ----------                ----------

Property and equipment, at cost                                                    41,112,318                42,219,417
Less accumulated depreciation
     and amortization                                                             (17,799,788)              (15,184,362)
                                                                              ----------------          ----------------

Net property and equipment                                                         23,312,530                27,035,055

Long-Term investments                                                               2,123,835                 2,123,835
Long-Term receivables                                                               3,845,810                 1,250,000
Patents and trademarks- net                                                         4,492,031                 4,615,769
Other assets                                                                        3,272,471                 3,271,831
                                                                              ---------------           ---------------
      Total                                                                   $    51,076,101           $    56,122,538
                                                                              ===============           ===============

Liabilities and Stockholder's Equity

Current liabilities:
Notes payable                                                                 $     8,745,615           $     9,899,531
Accounts payable                                                                    4,161,928                 4,216,004
Accrued expenses                                                                    1,362,760                 1,634,300
Convertible note-unsecured                                                            125,000                 1,250,000
                                                                              ---------------            --------------

Total current liabilities                                                          14,395,303                16,999,835
                                                                                   ----------                ----------

Notes payable and other liabilities                                                36,222,161                37,606,695
                                                                              ---------------           ---------------

COMMITMENTS AND CONTINGENCIES
Stockholders' equity
   Common  stock par value  $.005  per  share and  additional  paid in capital.  Issued and outstanding  261,296,741  and 196,975,392  shares
respectively.                                                                     251,608,081               234,196,092
   Common stock not issued                                                                  -                 9,132,774
   Cumulative currency translation adjustment (CTA)                                  (365,932)                 (365,932)
   Accumulated deficit                                                           (250,783,512)             (241,446,926)
                                                                                 -------------          ----------------

       Total stockholders' equity                                                     458,637                 1,516,008
                                                                              ---------------           ---------------
       Total                                                                  $    51,076,101           $    56,122,538
                                                                              ===============           ===============


   See accompanying notes to condensed consolidated financial statements.

*Amounts at February 29, 2000 have been derived from audited financial statements



                       AURA SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               THREE AND SIX MONTHS ENDED AUGUST 31, 1999 AND 1998
                                   (Unaudited)


                                                        Three Months                         Six Months

                                                       2000               1999               2000              1999
                                                       ----               ----               ----              ----

Net Revenues                                              $ 386,885         $2,644,388          $ 768,406          $5,225,081

     Cost of goods and overhead                           2,556,062          3,622,715          5,070,419           8,268,383
                                                          ---------          ---------          ---------           ---------

Gross Profit                                             (2,169,177)         (978,327)         (4,302,013)         (3,043,302)

Expenses

     Selling, general and administrative                   3,642,773         2,522,474           5,536,478           5,801,765
     Research and development                                 53,903           128,494              85,951             244,621
                                                           ---------    --------------         -----------     ---------------

     Total costs and expenses                              3,696,676         2,650,968           5,622,429           6,046,386
                                                           ---------    --------------           ---------      --------------

 Loss from operations                                     (5,865,853)      (3,629,295)          (9,924,442)         (9,089,688)

Other (income) and expense

    (Gain) loss on sale of subsidiary                              -                 -          (1,756,746)          (877,512)
     Loss on disposition of assets                                 -         1,405,049                   -          1,405,049
     Other (income)                                         (891,227)         (110,701)        (1,454,628)            (22,659)
     Legal settlements and costs                           1,254,685           201,376          1,564,496             219,511
     Interest expense-net                                    497,009           774,350          1,059,022           1,572,172
                                                             -------      ------------          ---------       -------------

Net loss                                                 $(6,726,320)   $   (5,899,369)        $(9,336,586)  $     (11,386,249)
                                                         ============    ==============        ============        ============

Net loss per common
share-basic                                          $         (.03)    $         (.06)    $         (.04)     $         (.11)
                                                      ==============     ==============     ==============      ==============

Weighted average shares used to
compute net loss  per share                          250,037,915           107,822,043      243,572,557           107,804,271
                                                   ==============     ================   ===============     ================




See accompanying notes to condensed consolidated financial statements.



                       AURA SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED AUGUST 31, 2000 AND 1999
                                   (Unaudited)
                                                                          2000                         1999
                                                                      -----------                -------------
Net cash (used) in operations                                           $(5,820,796)              $(6,074,253)
                                                                        ------------                ------------

Cash flows from investing activities:

Proceeds from sale of subsidiary and assets                                  64,311                 1,000,000
Additions to property and equipment                                          (5,918)                  (70,704)
Note receivable                                                           1,261,395                 1,329,204
                                                                       --------------         ---------------

Net cash provided by (used) in investing
         Activities                                                       1,319,788                 2,258,000
                                                                       --------------            --------------

Cash flows from financing activities:

Net proceeds (repayment) from short-term
     borrowing                                                             (200,000)                      __-
Repayment of debt                                                        (1,154,138)                  (15,757)
Net proceeds from sale of stock                                           6,153,600
Proceeds from exercise of warrants                                                -                     9,300
                                                                     ----------------        ----------------

Net cash provided (used) by financing activities:
                                                                          4,799,462                    (6,457)
                                                                       --------------            ---------------

Net increase (decrease) in cash                                             298,454                (3,822,210)

Cash and cash equivalents at beginning of year                              260,437                 3,822,210
                                                                              -------         ---------------

Cash and cash equivalents at end of period                                 $558,891          $              0
                                                                           ========           ================

Supplemental  disclosures of cash flow  information  Cash paid during the period for:
              Interest                                                $     997,108          $        145,188
              Income Tax                                                          0                         0

                                                                   ================            ==============

Supplemental disclosure of noncash investing and financing activities:

In the six months ended August 31, 2000, $1,125,000 of notes payable plus accrued interest of $10,602.75 was converted into 3,542,411 shares of the Company's common stock. The Company also issued 3,246,724 shares of its common stock to satisfy liabilities in the amount of $990,012.41. Effective March 1, 2000, the Company sold the assets of its Ceramics subsidiary for $3.5 million in the form of a note receivable of $2.5 million, a cash down payment of $64,311, included above, and the payment of $800,000 to third parties in satisfaction of liabilities and an additional $100,000 payment on June 1, 2000.

In the six months ended August 31, 1999 the Company sold its MYS subsidiary for $4.2 million in the form of a note receivable in the amount of $3.2 million and a cash down payment of $1 million. The Company also sold the assets of its AuraSound subsidiary for a note receivable of $2 million. The Company also satisfied a liability of $20,000 through the exercise of 40,000 warrants.

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

         In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) and reclassifications for comparability necessary to present fairly the financial position and results of operations as of and for the three and six months ended August 31, 2000.

2)       Capital

         In the six months ended August 31, 2000, 18,936,315 shares of common stock of the Company were sold for net proceeds of $6,153,600. In the six months ended August 31, 1999, warrants to purchase 70,000 shares of common stock of the Company were exercised.


3)       Contingencies

         The Company is engaged in various legal actions See the Company's Form 10-K, Item 3 - Legal Proceedings, for the year ended February 29, 2000 as filed with the SEC (file number 0-17249) for a description of the legal actions. To the extent that judgment has been rendered, appropriate provision has been made in the financial statements.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Report may contain forward-looking statements which involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in such statements. Certain factors could also cause actual results to differ materially from those discussed in such forward-looking statements, including factors discussed in the Company's Form 10-K for the period ended February 29, 2000, and factors discussed in this Report.

         Results of Operations

         Revenue for the three and six month periods ended August 31, 2000 decreased by $2,257,503 and $4,456,675 to $386,885 and $768,406 from the corresponding periods in the prior year. The decrease in revenue is primarily attributable to the sale of the Company's wholly owned subsidiary Aura Ceramics and the discontinuation of the AuraSound business.

         Cost of goods and overhead for the three and six months ended August 31, 2000 decreased by $1,066,653 and $3,197,964 in comparison with the corresponding periods in the prior year as a result of the decrease in sales discussed above.

         Selling, general and administrative costs increased for the three months and decreased for the six months by $1,120,299 and $265,287 respectively, due primarily to the reserving of $1.3 million of receivables associated with lines of business the Company is no longer engaged in. While the Company intends to continue its collection efforts on these receivables, the Company has elected to fully reserve for the balance of these receivables.

         Included in cost of goods and overhead and selling, general and administrative costs for the three and six months ended August 31, 2000, is depreciation and amortization of $1.7 million and $3.3 million, respectively.

         Research and development costs for the three and six months ended August 31, 2000 decreased by $74,591 and $158,670 as the Company continued to focus its reduced resources on marketing and sales of the Company's product, the AuraGen.

         Legal costs and settlements for the three and six months ended August 31, 2000 increased to $1,254,685 and $1,564,496, respectively from $201,376 and
$219,511 in the prior year like periods. These costs can vary substantially from quarter to quarter depending on when settlements are arrived at and the level of ongoing legal activity associated with the litigation that the Company is involved in.

     Net interest expense decreased by $277,341 to $479,009 and $513,150 to $1,059,022 in the three and six months ended August 31, 2000.

         Liquidity and Capital Resources

         At August 31, 2000, the Company had cash of $558,891 as compared to a cash balance of $260,437 at February 29, 2000. Accounts payable and accrued expenses decreased by $325,616 from February 29, 2000. Inventories decreased by $1,342,708, and accounts receivable decreased by $2,128,507.

         Cash flows used in operations decreased by $253,457 compared to the prior year six months. Working capital was a negative $365,879 at August 31, 2000 compared to $826,213 at the Fiscal year ended February 29, 2000, with the current ratio declining to .97:1 from 1.05:1 at February 29, 2000.

         In the six months ended August 31, 2000, the Company received net proceeds of $6,153,600 from the sale of its common stock. In the six months ended August 31, 1999, the Company received proceeds of $9,300 from the exercise of warrants.

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

         For additional information regarding the Company's financial condition, see the Company's Form 10-K, Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended February 29, 2000 as filed with the SEC (file number 0-17249).

         Forward Looking Statements

         The Company wishes to caution readers that important factors, in some cases, have affected, and in the future could affect, the Company's actual results and could cause the Company's actual consolidated results for the third quarter of Fiscal 2001, and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of the Company.

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

PART II - OTHER INFORMATION

ITEM 1        Legal Proceedings

              For information regarding pending legal proceedings, see Note 3 to
              the  Company's   Condensed   Consolidated   Financial   Statements
              appearing elsewhere herein.

ITEM 2        Changes in Securities

              Private Placement of Units

                      Subsequent to the end of Fiscal 2000 the Company conducted a private offering to a group of accredited investors for the sale of approximately 27 million shares of Common Stock with one-half warrant to purchase a share of Common Stock at $0.48 per share for each share sold, for total gross proceeds of approximately $6.2 million. The offering was exempt from registration pursuant to
              Section 4(2) of the Securities Act of 1933 as the offering was a private placement to a limited number of accredited investors.

              Common Stock Private Placement

                      Subsequent to the end of Fiscal 2000 the Company conducted a private offering to a group of accredited investors for the sale of 2,175,000 shares of Common Stock for total gross proceeds of approximately $1.6 million. The offering was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 as the offering was a private placement to a limited number of accredited investors.

                      Private Placement for Debt Conversion

                      Subsequent to the end of Fiscal 2000 the Company conducted a private offering to a group of accredited investors whereby the Company converted or exchanged approximately $5.2 million of outstanding indebtedness for 5,809,427 shares of Common Stock The offering was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 as the offering was a private placement to a limited number of accredited investors.

                      Settlement of Court-Approved Class Action

                      Subsequent  to the end of Fiscal 2000 the  Company  issued
              14,687,972 shares of Common Stock and 3,500,000 warrants to purchase Common Stock at $2.25 per share as part of a court-approved settlement of a class action lawsuit against the Company. The offering was exempt from registration pursuant to
              Section 3(a)(10) of the Securities Act of 1933 as the offering was the same as the terms that were approved by the U.S. District Court after a duly noticed hearing as to the fairness of such settlement.

ITEM 6        Exhibits and Reports on Form 8-K

              a)  Exhibits:
              See Exhibit Index

              b)  Reports On Form 8-K:

              On  August  30,  2000,  the  Company  filed a  report  on Form 8-K
              regarding   the   resignation   of   the   Company's   Independent
              Accountants.

                                   SIGNATURES




         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                            AURA SYSTEMS, INC.
                                               (Registrant)






Date:     October 16, 2000               By:  /s/Steven C. Veen
      ------------------------------          ---------------------------------
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