Form 10-Q
period 2000-11-30
AURA SYSTEMS INC
filed 2001-01-16
CIK 826253

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


 For the Quarter Ended November 30, 2000          Commission File Number 0-17249


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

                Class                      Outstanding at January 11, 2000

       Common Stock, par value                   281,376,809 Shares
           $.005 per share

                       AURA SYSTEMS, INC. AND SUBSIDIARIES

                                      INDEX

                                                                      Page No.

PART I.      FINANCIAL INFORMATION

         ITEM 1.     Financial Statements

                     Statement Regarding Financial Information                                              2

                     Condensed Consolidated Balance Sheets as of                                            3
                     November 30, 2000 and February 29, 2000

                     Condensed Consolidated Statement of Operations for the Three Months and Nine           4
                     Months Ended November 30, 2000 and 1999

                     Condensed Consolidated Statements of Cash Flows for the                                5
                     Nine Months Ended November 30, 2000 and 1999

                     Notes to Condensed Consolidated Financial Statements                                   6

         ITEM 2.     Management's Discussion and Analysis of Financial Condition and Results of
                     Operations                                                                             8


PART II. OTHER INFORMATION

         ITEM 1.     Legal Proceedings                                                                      11

         ITEM 2.     Changes in Securities                                                                  11

         ITEM 5.  Other Information                                                                         11

         ITEM 6.     Exhibits and Reports on Form 8-K                                                       11

SIGNATURES                                                                                                  12

                       AURA SYSTEMS, INC. AND SUBSIDIARIES

                         QUARTER ENDED NOVEMBER 30, 2000

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

                       AURA SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                                                                November 30,              February 29,
Assets                                                                             2000                      2000*
------                                                                         -------------            ---------------

Current assets:
     Cash and equivalents                                                     $       423,843              $    260,437
     Receivables-net                                                                  392,022                 2,459,200
     Inventories                                                                    9,727,202                11,189,227
     Notes receivable                                                               2,485,611                 3,557,007
     Other current assets                                                             592,346                   360,177
                                                                              ---------------           ---------------

Total current assets                                                               13,621,024                17,826,048
                                                                              ---------------           ---------------

     Property and equipment, at cost                                               41,298,736                42,219,417
     Less accumulated depreciation
         and amortization                                                         (19,396,034)              (15,184,362)
                                                                              ----------------          ----------------

Net property and equipment                                                         21,902,702                27,035,055

     Long-term investments                                                          2,123,835                 2,123,835
     Long-term receivables                                                          3,793,775                 1,250,000
     Patents and trademarks- net                                                    4,430,072                 4,615,769
     Other assets                                                                   3,252,980                 3,271,831
                                                                              ---------------           ---------------
       Total                                                                  $    49,124,388           $    56,122,538
                                                                                   ==========           ===============

Liabilities and Stockholder's Equity

Current liabilities:
     Notes payable                                                            $     6,853,038           $     9,899,531
     Accounts payable                                                               2,571,714                 4,216,004
     Accrued expenses                                                               1,849,912                 1,634,300
     Convertible note-unsecured                                                            --                 1,250,000
                                                                              ---------------            --------------

Total current liabilities                                                          11,274,664                16,999,835
                                                                              ---------------              ------------

Notes payable and other liabilities                                                31,592,774                37,606,695
                                                                              ---------------           ---------------

COMMITMENTS AND CONTINGENCIES

Stockholders' equity
   Common stock par value $.005 per share and        additional   paid
in capital. Issued and outstanding  281,376,809     and    196,975,392
shares respectively.                                                              262,059,413               234,196,092
   Common stock not issued                                                                 --                 9,132,774
   Cumulative currency translation adjustment (CTA)                                  (365,932)                 (365,932)
   Accumulated deficit                                                           (255,436,531)             (241,446,926)
                                                                             -----------------          ----------------

       Total stockholders' equity                                                   6,256,950                 1,516,008
                                                                                -------------           ---------------
       Total                                                                  $    49,124,388           $    56,122,538

                                                                               ==============           ===============


                See accompanying notes to condensed consolidated
                             financial statements.

*Amounts at February 29, 2000 have been derived from audited financial statements



                       AURA SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             THREE AND NINE MONTHS ENDED NOVEMBER 30, 2000 AND 1999
                                   (Unaudited)

                                                           Three Months                             Nine Months

                                                       2000              1999                 2000                1999
                                                       ----              ----                 ----                ----

Net Revenues                                          $     501,803      $   1,089,984       $   1,270,209        $   6,315,065

     Cost of goods and overhead                           2,382,663          2,808,880           7,453,082           11,077,263
                                                          ---------          ---------     ---------------      ---------------

Gross Profit                                             (1,880,860)        (1,718,896)         (6,182,873)          (4,762,198)

Expenses

     Selling, general and administrative                  1,628,208          1,483,544           7,164,686            7,285,309
     Research and development                               246,384            128,594             332,335              373,215
                                                      -------------      -------------      --------------       --------------

     Total costs and expenses                             1,874,592          1,612,138           7,497,021            7,658,524
                                                     --------------     --------------      --------------       --------------

Loss from operations                                     (3,755,452)        (3,331,034)        (13,679,894)         (12,420,722)

Other (income) and expense

     (Gain) loss on sale of subsidiary                           --                 --                  --             (877,512)
     (Gain) loss on disposition of assets                        --            144,248          (1,756,746)           1,549,297
     Other income                                          (707,185)          (249,801)         (2,161,813)            (272,460)
     Legal settlements and costs                          1,046,792             60,124           2,611,288              279,635
     Interest expense-net                                   557,960            904,042           1,616,982            2,476,214
                                                   ----------------     --------------   -----------------       --------------

Net loss                                             $   (4,653,019)    $   (4,189,647)       $(13,989,605)        $(15,575,896)
                                                     ===============    ===============      =============         ============

Net loss per common share-basic                    $           (.02)   $          (.04)   $          (.06)     $          (.14)
                                                   =================    ===============   ================      ===============

Weighted average shares used
to compute net loss per share                           274,403,680        107,822,043         253,849,598         107,810,152
                                                        ===========      =============    ================    ================



                See accompanying notes to condensed consolidated
                             financial statements.



                       AURA SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED NOVEMBER 30, 2000 AND 1999
                                   (Unaudited)
                                                                            2000                         1999
                                                                         ------------              -------------
Net cash (used) in operations                                    $         (9,012,671)        $      (6,796,443)
                                                                           -----------         -----------------

Cash flows from investing activities:

     Proceeds from sale of subsidiary                                          64,311                 1,000,000
     Additions to property and equipment                                      (17,123)                 (324,194)
     Note receivable                                                        1,363,551                 2,696,000
                                                                      ---------------           ---------------

     Net cash provided by (used) in investing
         activities                                                         1,410,739                 3,371,806

Cash flows from financing activities:

     Net proceeds (repayment) from short-term
       borrowing                                                             (400,000)                        --
     Repayment of debt                                                     (1,718,977)                 (115,757)
     Net proceeds from sale of stock                                         9,884,315                        --
     Proceeds from exercise of warrants                                             --                     9,300
                                                                      ----------------          ----------------

     Net cash provided  (used) by financing
       activities:                                                           7,765,338                  (106,457)
                                                                             ---------              ------------

Net increase (decrease) in cash and cash equivalents
                                                                              163,406                (3,531,094)

Cash and cash equivalents at beginning of year                                 260,437                 3,822,210
                                                                       ---------------           ---------------

Cash and cash equivalents at end of period                            $        423,843          $        291,116
                                                                       ===============          ================

Supplemental  disclosures of cash flow  information
Cash paid during the period for:

              Interest                                                $      1,519,221          $        231,098
              Income Tax                                                             0                         0
                                                                        ==============            ==============

Supplemental disclosure of noncash investing and financing activities:

In the nine months ended November 30, 2000, $2,363,019 of notes payable and accrued interest were converted into 5,648,918 shares of the Company's common stock. The Company issued 12,042,627 shares of common stock to satisfy liabilities of $6,509,189. Effective March 1, 2000, the Company sold the assets of its Ceramics subsidiary for $3.5 million in the form of a note receivable of $2.5 million, a cash down payment of $64,311, included above, and the payment of $800,000 to third parties in satisfaction of liabilities.

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

                               AURA SYSTEMS, INC.
                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                   (Unaudited)


1)       Management Opinion

         The condensed consolidated financial statements include the accounts of Aura Systems, Inc. ("the Company") and subsidiaries from the effective dates of acquisition. All material inter-company balances and inter-company transactions have been eliminated. Certain reclassifications have been made to the November 1999 financial statements to conform with November 2000 classifications.
These reclassifications have no effect on the reported net loss amount for November 1999.

         In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) and reclassifications for comparability necessary to present fairly the financial position and results of operations as of and for the three and nine months ended November 30, 2000.

2)       Capital

         In the nine months ended November 30, 2000, the Company received net proceeds of $9,884,315 in exchange for 28,113,974 shares of common stock. In the nine months ended November 30, 1999, warrants to purchase 70,000 shares of common stock were exercised.

3)       Contingencies

         The Company is engaged in various legal actions. See the Company's Form 10-K, Item 3- Legal Proceedings, for the year ended February 29, 2000 as filed with the SEC (file number 0-17249) for a description of the legal actions. To the extent that judgment has been rendered, appropriate provision has been made in the financial statements.

         Deutsche Financial Services v. Aura

         In June, 1999, a lawsuit naming Aura was filed in the United States District Court for the Central District of California, Deutsche Financial Services ("DFS") vs. Aura (Case No. 99-03551 GHK (BQRx)). The complaint follows DFS' termination of its credit facility with NewCom of $11,000,000 and seizure of substantially all of NewCom's collateral in April, 1999. It alleges, among other things, that Aura is liable to DFS for NewCom's indebtedness under the secured credit facility purportedly guaranteed by Aura in 1996, well prior to the NewCom initial public offering of September 1997. In the proceeding, DFS sought an order to attach Aura's assets which was denied following an evidentiary hearing before the Honorable Brian Quinn Robbins, U.S. Magistrate, and the matter has been ordered by the District Court to binding arbitration. Aura has now responded in arbitration, denying DFS' claims and has asserted in its defense, among other things, that the guarantee, if any, is discharged. In addition, Aura through its counsel, has asserted cross-claims for, among other things, tortuous lender liability, alleging that DFS wrongfully terminated the NewCom credit facility, wrongfully seized the NewCom collateral and wrongfully foreclosed upon NewCom collateral, acting in a commercially unreasonably manner. A panel of three arbitrators has been selected and appointed by the American Arbitration Association, and a hearing set for May, 2000 was suspended by the panel without scheduling a new hearing date. Hearing dates have now been scheduled beginning April 24, 2001. The Company believes it has meritorious defenses and cross-claims. However, no assurances can be given as to the ultimate outcome of this proceeding.

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

         The Plaintiffs allege in their complaint that Aura breached its agreements with the Plaintiffs by, among other things, failing to register the Aura Common Stock relating to the Repricing Rights. The Plaintiffs further allege that Aura misrepresented its intention to register the Aura shares in order to induce the Plaintiffs to loan $1.0 million to NewCom. The Complaint seeks damages of not less than $4.5 million. In January 2000 Aura filed counterclaims against the Plaintiffs, including claims that the Plaintiffs made false representations to Aura in order to induce Aura to agree to issue its Common Stock pursuant to the Repricing Rights. The parties had agreed to submit this matter to mediation on June 28, 2000, which did not finally resolve the matters. Trial is scheduled to begin on April 17, 2001. The Company believes that it has meritorious defenses and counterclaims to the Plaintiffs' allegations. However, no assurances can be given as to the ultimate outcome of this proceeding.

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

         Net revenue for the three and nine month periods ended November 30, 2000 decreased by $588,181 and $5,044,856 to $501,803 and $1,270,209 from the corresponding periods in the prior year. The decrease in revenue is primarily attributable to the sale of the assets of the Company's wholly owned subsidiaries Aura Ceramics and AuraSound.

         With the recently announced addition of major companies as distributors for the AuraGen, the Company expects that revenue growth will begin to increase at an accelerating rate. The accelerating increase in the rate of revenue growth is expected to favorably impact the Company's operations in terms of cash flow from operations and net earnings.

         Cost of goods and overhead for the three and nine months ended November 30, 2000 decreased by $659,569 and $3,857,533 in comparison with the corresponding periods in the prior year due primarily to the disposition of the Company's AuraSound and Aura Ceramics subsidiaries' assets.

         General and administrative expenses increased for the three and decreased for the nine month periods by $144,664 and $120,623 respectively, as the Company has recently begun to expand its activities in the sales and marketing area. While the Company expects general and administrative expenses to moderately increase as the Company continues to expand its sales and marketing efforts, the Company expects the rate of increase in these expenses to be substantially below the rate of increase in revenue growth.

         Included in cost of goods and overhead and general and administrative costs for the three and nine months ended November 30, 2000, is depreciation and amortization of $1.7 million and $5.0 million, respectively.

         Research and development costs increased for the three and decreased for the nine months ended November 30, 2000 by $117,790 and $40,880. The Company has recently begun to increase its research and development activities in order to expand its line of AuraGen products and expects these activities and expenses to continue to grow as the Company's cash flow from operations allows the Company to develop more variations on the Company's basic 5KW AuraGen, including, but not limited to, the 6KW, 8KW, 10KW, 25KW, AC/DC versions, inverter and battery charger versions, and marine and other applications.

         In the nine months ended November 30, 2000, the Company recorded a gain of $1,756,746 on the disposition of the assets of the Aura Ceramics facility. In the nine months ended November 30, 1999, the Company recorded a gain of $877,512 on the sale of its MYS subsidiary and a loss on the disposition of the assets of the AuraSound subsidiary of $1,405,049.

         Net interest expense decreased by $346,082 to $577,960 and $859,232 to $1,616,982 in the three and nine months ended November 30, 2000 due primarily to the reduction in outstanding debt of the Company as a result of the restructuring.

         Liquidity and Capital Resources

         In the nine months ended November 30, 2000, cash increased by $163,406 to $423,843 from $260,437 at February 29, 2000. Accounts payable and accrued expenses decreased by $1,428,678 from February 29, 2000. Inventories decreased by $1,462,025 and accounts receivable decreased by $2,067,178.

         Cash flows used in operations increased by $2,216,228 compared to the prior year nine months. Working capital was $2,346,360 as compared to $826,213 at the fiscal year end level, with the current ratio improving to 1.21:1 from 1.05:1.

         In the nine months ended November 30, 2000, the Company received net proceeds of $9,884,315 from the sale of its common stock. In the nine months ended November 30, 1999, the Company received proceeds of $9,300 from the exercise of warrants.

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

         Forward Looking Statements

         The Company wishes to caution readers that important factors, in some cases, have affected, and in the future could affect, the Company's actual results and could cause the Company's actual consolidated results for the fourth quarter of Fiscal 2001, and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of the Company.

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

ITEM 2        Changes in Securities

              Private Placement for Debt Conversion

              In the third quarter of Fiscal 2001 the Company conducted a private offering to a group of accredited investors whereby the Company converted or exchanged approximately $4.7 million of outstanding indebtedness for 5,795,903 shares of Common Stock. The offering was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 as the offering was a private placement to a limited number of accredited investors.

ITEM 5        Other Information

              Appointment of Independent Accountants:

              On January 9, 2001, the Company appointed Singer Lewak Greenbaum & Goldstein LLP as its Independent Accountants.

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

                                                  AURA SYSTEMS, INC.
                                                     (Registrant)

Date:     January 16, 2001      By:  /s/Steven C. Veen
      -----------------------        ---------------------------------------
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