Form 10-K/A
period 2000-02-29
AURA SYSTEMS INC
filed 2001-05-15
CIK 826253

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-K/A

(Mark One)
    |X|  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended..........................February 29, 2000

                                       OR

    |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

       For the transition period from............. to ........................
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

     The Company is currently focused on its electromagnetic patented AuraGen technology and product line. The AuraGen ("AuraGen") is an electric power induction machine that generates electricity when coupled to the engine of an automobile. The AuraGen system is composed of three basic components: a mechanical component, an electronic control box and bracketry to fit specific automobile engines. The mechanical component is hooked up to the automotive engine with the specific designed bracket. The rotation of the engine causes the mechanical component to generate electricity similar to the traditional alternator system. However, unlike the traditional alternator which generates very little electric power at slow speeds, the AuraGen can generate full power at all engine speeds including enhanced idle. In addition, the power generating capabilities of the AuraGen are significantly larger than that produced by alternators at any speed. The electronic control box known as the "ECU" is a proprietary system designed to condition the power generated by the mechanical device. This system provides clean 110V or 220V alternating current ("AC") power. Numerous tests and measurements have shown that the quality of the power generated by the integrated system is equal or better than the power provided by the electric company. Available AuraGen options also provide 14V and 28V direct current ("DC") power. The system can be configured to provide any DC voltage between 12V and 400V.

     The  Company's   operations  are  totally  focused  on  manufacturing   and
commercializing the AuraGen(R) family of electromagnetic products, with applications for military, industry and the consumer. Limited commercial production of the AuraGen commenced in Fiscal 1999 and is being distributed and sold through dealers, distributors and OEMs.

     The Company intends to continue to focus its business on the AuraGen line of products (See "Description of Business - Magnetic Technology"). In addition, the Company is entitled to receive royalties from Daewoo Electronics Co., Ltd. ("Daewoo") for its electro-optics technology ("AMA") licensed to Daewoo in 1992 (See "Description of Business - Electro-Optical Technology").

Historical Summary

     In 1994, the Company founded NewCom, Inc. ("NewCom"), a Delaware corporation, which engaged in the manufacture, packaging, selling and distribution of computer-related communications and sound-related products, including modems, CD-ROMs, sound cards, speaker systems and multimedia products. As a result, the Company expanded its presence in the growing multimedia, communication and sound-related consumer electronics market. In September 1997, NewCom completed an initial public offering, decreasing Aura's ownership in NewCom down to a majority interest at the conclusion of the offering. Over the next year and a half, Aura's ownership decreased to a minority position. During the second half of Fiscal 1999, NewCom's business suffered from adverse industry conditions, including increased price reductions and a decline in demand resulting from increased incorporation of computer peripherals at the OEM level. These conditions resulted in heavy losses to NewCom and its competitors, causing a buildup in inventory and difficulty in collecting receivables from mass merchants. NewCom's business reached a critical juncture in the fourth quarter of Fiscal 1999 when Deutsche Financial Services, which maintained NewCom's working capital line, announced that it was unwilling to continue to advance working capital to NewCom under its credit facility and furthermore seized NewCom's assets. This, in conjunction with the non-payment by the retail mass merchants, resulted in the cessation of NewCom operations in early Fiscal 2000.

     In 1996, the Company acquired 100% of the outstanding shares of MYS Corporation of Japan ("MYS") to expand the range of its sound products and speaker distribution network. MYS engaged in the manufacture and sale of speakers and speaker systems for home, entertainment and computers. In Fiscal 2000, the Company sold MYS back to the original Japanese owners who were part of MYS management.

     Aura anticipated that its working capital needs in Fiscal 1999 would be met from a number of sources, including the repayment by NewCom of approximately $20 million of indebtedness, which was due in September 1998, and proceeds from external debt and equity financing. Due to its financial condition, NewCom was unable to meet its obligations to Aura in September 1998, ultimately creating a significant cash shortfall to Aura. This required Aura beginning in January 1999 to refocus its operations by shutting down certain operating divisions, selling its MYS subsidiary, licensing and selling proprietary based AuraSound speaker technology and assets, and leasing its Electrotec concert touring sound equipment. The Company also temporarily suspended the further development of certain electro-magnetic projects, including the electromagnetic valve actuator ("EVA").

     In Fiscal 2000 the Company entered into agreements providing for the restructuring of more than $85 million of debt and contingent liabilities. Of this amount, over $37 million was either converted into equity or forgiven. Subsequent to Fiscal 2000 the Company sold its Aura Ceramics division. See "Item 7 - Management Discussion and Analysis of Financial Condition and Results of Operations."

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

B.   Products

1.   AuraGen(R)

     The AuraGen is a patented technology (US Patent Numbers 5,734,217 and 6,157,175) that could potentially have substantial benefits in size, weight and cost for induction type electric motors and generators. The technology allows the construction of induction machines of somewhere between one-half to two-thirds reduction in weight and size for the same output. The machine itself does not use any exotic materials and the components are simple to manufacture with conventional tooling. In addition to the mechanical advantages the system uses a proprietary control system which optimizes efficiency as a function of required load. The AuraGen could potentially offer substantial cost savings due to reduced material requirements and simpler components. While the technology has wide applications over a large range of horsepower it is best utilized for machines in the range of 1.5 to 50 horsepower. The Company has invested substantial resources to develop the technology into a rugged system that can be sold commercially.

         The first family of products using the AuraGen technology are electric power induction machines designed to fit under the hood of a full size pickup truck, Sports Utility Vehicle (SUV) or other large vehicle.. The AuraGen is composed of three basic subsystems. The first subsystem consists of a mechanical device that is bolted to the automotive engine. The second subsystem is an electronic control unit ("ECU") that can be mounted anywhere in the vehicle except under the hood. The mechanical component generates electricity when the system is rotated by the engine similar to the conventional alternator. Unlike the alternator this device generates maximum power at all speeds including enhanced idle. The ECU filters and conditions the electric power to provide different steady voltages and clean AC power.

     The Company has gone through extensive testing of its 5kw (5000 watts) continuous power rated mobile electric generator in both the laboratory and in the field. Over 1000 units have been in the field during the past two years. The Company has begun selling the 5KW 120/240V pure sine wave systems with total harmonic distortion of less than 4%. Aura currently offers systems that fit in over 70 different engine configurations in popular GM, Ford and Chrysler vehicles, as well as some models of full size trucks. In addition, the Company is developing other power rated generators between 3.5KW and 12.5KW, all of which will fit under-the-hood of the types of vehicles described above.

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

     The Company's marketing approach consists of three basic components. The first component is the establishment of a distribution network for sale, installation and service. The second component consists of establishing OEM relationships. The third component is an educational and awareness campaign where the AuraGen and its capabilities are presented to industrial and commercial users. To date, most of the marketing efforts have been focused on introducing the AuraGen to as many potential industrial and commercial users as possible.

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

     Currently, the Company's AuraGen is being evaluated by the U.S. Army with a potential for a contract to install the AuraGen in thousands of military vehicles. No assurances can be given when or if the contract will materialize and what the ultimate size of the contract may be. The military evaluation has been ongoing for over a year. The first set of tests and evaluation have been conducted at Ft. Irwin, California for desert type usage. Currently the Army is conducting additional tests at Ft. Bragg, North Carolina. The test results are very supportive of the AuraGen product. The Army in its 1998 Advance Concepts and Technology II publication refered to the AuraGen technology as "leap-ahead technology to generate electric power". The AuraGen and the potential benefits to the Army are described in the 1999 Army Logistican publication.

     In addition to technical evaluation when dealing with the government, other issues such as budgets and planning may cause delays in ordering or deploying units.

     The  U.S.  Army  has  recently  completed  the  field  test of 5kW and 10kW
AuraGens. No assurances can be given as to if and when the U.S. Army will conduct other tests.

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

     The Company is currently working with General Motors, a major automotive OEM in regard to the AuraGen. The activities were focused on incorporating the AuraGen into a number of concept vehicles to be shown at the Auto Shows. Recently General Motors has exhibited the AuraGen as a potential option in selected future concept vehicles.

2.   Actuated Mirror Array (AMA(TM))

     The Company licensed its AMA technology to Daewoo Electronics, Co., Ltd. of Korea ("Daewoo"). Since 1992, Daewoo has been responsible for the commercialization, production and sale of the AMA products. Daewoo in Fiscal 1999 announced the completion of the commercialization of the AMA. Due to Daewoo's financial crisis, no assurances can be given as to the future plans of the AMA technology at Daewoo.

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

D.   Competition

     The Company is involved in the application of its technology to a variety of products and services and, as such, faces substantial competition from companies offering different solutions.

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

     The Company competes with many companies that have more experience, name recognition, financial and other resources and expertise in manufacturing, testing, and obtaining regulatory approvals, marketing and distribution.

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

     There is significant competition in the auxiliary power market from portable generator sets with such companies as Onan, Honda and Kohler which are well-established and respected brand names in the genset market for high reliability auxiliary power generation. The main advantage of Gensets over the AuraGen is their stand alone operation. Gensets, unlike the AuraGen come with their own engine and do not require a vehicle to operate. There are presently 44-registered genset manufacturers.

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
Load-Follower
Economy                   No                  No                No                  No                Yes


     As can be seen from the table above the AuraGen volume and weight are substantially lower than traditional Gensets. In addition the AuraGen in use generates less noise than the competing Gensets. The AuraGen provides load following economy. Load following means that the AuraGen will produce as much power as is needed at any instant up to the maximum capability. Gensets provide fixed power at all times.

     In addition to competition from Gensets, there are six major manufacturers of Inverters in the United States including Vanner, Dimension and Heart. Inverters are devices that use batteries to generate AC electric power.

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

                               TABLE 2: INVERTERS

                                    Heart I/F       Vanner         Vanner        Vanner         AuraGen(TM)
Parameters                          Freedom 25      Bravo 2600     TB30-12       A40-120X       G5000

1. Max Rated Power (Watts)          2500            2600           2800          4800           5000
2. Weight (LBS)                     56              70             75            110            68
2A. Weight Battery Pack             Add             Add            Add           No             No
3. Overall Cubic In.                1207.5          1866.73        1800          2595.94        432.73
4. 60 Hz                            Yes             Yes            Yes           Yes            Yes
5. Sine Wave @ All RPM              Modified        Modified       Yes           Modified       Yes
6. Vehicle Engine Noise
         (db @ 10Ft.)               64              64             64            64             64
7. Load Follower-Economy            Yes             Yes            Yes           Yes            Yes

     Providing pure sine wave at all RPM is a very difficult specification for inverters. Most inverters provide a modified wave that could cause potential damage to sensitive digital equipment. No inverter provides pure sine waves at high power and those that provide such sine wave at low power are extremely expensive.

E.   Manufacturing

     The AuraGen is assembled at Aura's facility in El Segundo, California with parts which are produced by various suppliers. In Fiscal 1996 the Company acquired a 27,692 square foot manufacturing facility in El Segundo for the AuraGen production line. In Fiscal 1998, the Company set up the production facilities in the acquired building. This facility is for assembly and testing and has a production capability of 5,000 units per month per 8 hour operating shift. As of May 31, 2000 the production facility was drastically underutilized with only sporadic operations and limited shipments. The Company leases an approximate 38,000 square foot ceramics facility in New Hope, Minnesota. Subsequent to year end the Company sold its ceramics division and no longer leases this facility.

F.   Quality Assurance and Testing

     As the Company focuses its activities on the AuraGen, quality assurance and testing is a very important component. The Company performs qualification testing on the AuraGen hardware components, the Electronic Control Unit ("ECU"), all software and on installed in-vehicle systems to ensure reliability in the field. The qualification testing includes; 1) in-house endurance testing, 2) in-house parametric thermal testing, 3) in-house power quality testing and 4) independent laboratory environmental testing. In addition, field failure testing is performed on all returned units.

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

G.   Product Development Expenditures

     During the fiscal years ended February 29, 2000, February 28, 1999, and February 28, 1998 the Company spent approximately $ 0.1 million, $ 2.0 million and $.5 million, respectively, on Company sponsored research and development activities. The Company plans to continue its research and may incur substantial costs in doing so. All of the Company's sponsored R & D is focused on technological enhancements and product developments for the AuraGen.

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

J.   Principal Sources of Revenues

     For the year ended February 29, 2000, ceramics products were the largest single source of revenue on a consolidated basis, constituting approximately $2.9 million or 50% of net revenues. License fees for sound related patents constituted $1.5 million or 25.6% of revenues. For the year ended February 28, 1999, multi-media products and modems were approximately $46.8 million or 87.2% of net revenues. With the sale of the ceramics facility subsequent to Fiscal 2000, the principal source of revenue going forward will be related to the Company's AuraGen technology.

K.   Significant Customers

     The Company sold ceramics related products to a single significant customer during Fiscal 2000 for a total of approximately $2.1 million or 36.2% of net revenues. After Fiscal 2000 this customer will not be a significant customer as the Company has sold the ceramics division.

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

     In June, 1998, the Court entered an order staying further discovery in order to facilitate completion of settlement discussions between the parties. On October 12, 1998, the parties entered into a stipulation for settlement of all claims, subject to approval by the Court. Under the stipulation for settlement Aura agreed to pay $4.5 million in cash or stock, at Aura's option, plus 3.5 million warrants at an exercise price of $2.25. In addition, Aura's insurance carrier agreed to pay $10.5 million. The settlement was finally approved by the Court in October 1999 and was thereafter amended in December 1999 to allow Aura to defer payment of the settlement amount until April 2000 in exchange for an additional 2 million shares of Aura Common Stock, subject to certain adjustments. The deferral resulted from the limitations on the number of shares authorized. The final distribution of stock and warrants to class members occurred in April and May 2000.

NewCom Related Litigation

     Deutsche Financial Services v. Aura

     In June,  1999,  a  lawsuit  naming  Aura was  filed in the  United  States
District Court for the Central District of California, Deutsche Financial Services ("DFS") vs. Aura (Case No. 99-03551 GHK (BQRx)). The complaint follows DFS' termination of its credit facility with NewCom of $11,000,000 and seizure of substantially all of NewCom's collateral in April, 1999. It alleges, among other things, that Aura is liable to DFS for NewCom's approximately $11,000,000 of indebtedness under the secured credit facility purportedly guaranteed by Aura in 1996, well prior to the NewCom initial public offering of September 1997. In the proceeding, DFS sought an order to attach Aura's assets which was denied following an evidentiary hearing before the Honorable Brian Quinn Robbins, U.S. Magistrate, and the matter has been ordered by the District Court to binding arbitration. Aura has now responded in arbitration, denying DFS'claims and has asserted in its defense, among other things, that the guarantee, if any, is discharged. In addition, Aura through its counsel, has asserted cross-claims for, among other things, tortious lender liability, alleging that DFS wrongfully terminated the NewCom credit facility, wrongfully seized the NewCom collateral and wrongfully foreclosed upon NewCom collateral, acting in a commercially unreasonably manner. A panel of three arbitrators has been selected and appointed by the American Arbitration Association, and a hearing set for May, 2000 was suspended by the panel without yet scheduling a new hearing date. The Company believes it has meritorious defenses and cross-claims. However, no assurances can be given as to the ultimate outcome of this proceeding.

     Excalibur v. Aura

     On November 12, 1999, a lawsuit was filed by three investors against Aura and Zvi Kurtzman, Aura's Chief Executive Officer, in Los Angeles Superior Court entitled Excalibur Limited Partnership v. Aura Systems, Inc. (Case No. BC220054) arising out of twoNewCom, Inc. financings consummated in December 1998.

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

Other Legal Actions

     The Company is also engaged in other legal actions. In the opinion of management, based upon the advice of counsel, the ultimate resolution of these matters will not have a material adverse effect on financial conditions, results of operations or cash flow.

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

     On July 21, 1999 the Company's shares were delisted from Nasdaq National Market. This action was taken as a result of the Company's failure to meet the filing, minimum $1.00 bid price and listing of additional shares requirements as stated in the Market Place Rules. Since that date the Company's stock has traded on the over the counter market.

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

Changes in Securities and Use of Proceeds


Private Placement of Common Stock

     In the third quarter of Fiscal 2000 the Company sold 26,640,740 shares of its Common Stock to a group of accredited investors for gross proceeds of approximately $6.9 million, and issued 1,020,890 shares to unrelated third parties in payment of placement fees. In the fourth quarter of Fiscal 2000 the Company sold an additional 2,500,000 shares of Common Stock to a single investor for gross proceeds of approximately $600,000. These securities were sold in reliance upon Section 4(2) of the Securities Act of 1933 as the transaction involved a private placement to a small group of accredited investors.

Warrant Exercises

     During the fiscal quarter ended May 31, 1999, warrants for 70,000 shares of Common Stock were exercised by two accredited individuals: 30,000 shares were issued for cash consideration of $9,300, and 40,000 shares were issued against satisfaction of $20,000 of outstanding liabilities.

     The securities issued in these warrant exercises were sold in reliance upon
Section 4(2) of the Securities Act of 1933 as the transactions involved a private placement to a small group of accredited investors.

Management Compensation

     In the third and fourth quarter of Fiscal 2000 the Company issued an aggregate of 1,135,086 and 1,772,189 shares of Common Stock, respectively, to eight executive officers of the Company in exchange for an aggregate of $306,474 and $478,491, respectively, of accrued and unpaid wages due to them under their employment contracts with the Company.

     The  securities  issued to these  individuals  were sold in  reliance  upon
Section 4(2) of the Securities Act of 1933 as the transactions involved a private placement to a small group of sophisticated investors who are members of the Company's senior management.

Debt Restructuring

     Between October 1999 and February 2000 an unrelated third party converted approximately $5.3 million principal amount of convertible debt originally issued to RGC International Investors, LDC in 1997 in exchange for an aggregate of 46,500,000 shares of Common Stock, which shares were issued to such third party and a small group of unrelated, accredited investors. In addition, 2,400,000 restricted shares were issued by the Company to an unrelated third party as a placement fee for assisting in connection with this debt restructuring, which shares were issued by the Company subsequent to the end of Fiscal 2000.

     In February 2000 an unrelated third party converted approximately $4 million principal amount of convertible debt originally issued in March 1997 in exchange for an aggregate of 18,534,445 shares of Common Stock, which shares were issued to such third party and a small group of unrelated, accredited investors.

     In December 1999, the Company consummated an agreement with JNC Opportunity Fund, Ltd. resulting in the surrender for cancellation by JNC of the Company's Convertible Debenture and 318,000 warrants in exchange for a cash payment of $430,000, 3,500,000 shares of the Company's Common Stock and 113,000 Warrants exercisable at $0.375 per share expiring December 1, 2002.

     As part of the Company's financial restructuring in Fiscal 2000 the Company offered to exchange convertible notes originally issued to seven accredited investors in 1993 for Common Stock. As a result of the restructuring the Company exchanged the notes at a price of $.27 per share, resulting in the issuance of 2,520,000 shares of Common Stock to these seven individuals.

     The securities issued in connection with these debt conversions and exchanges were sold in reliance upon Section 4(2) of the Securities Act of 1933 as each of the transactions involved a private placement to a single accredited investor or a small group of accredited investors.

     For further information regarding the Company's debt restructuring, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources -Debt Restructuring" and Note 24 to the Company's Consolidated Financial Statements appearing elsewhere in this Report.

December 1998 Private Placement

     In December 1998 the Company completed a private placement of Units to nine accredited investors, each Unit consisting of 10 shares of Common Stock and Warrants to purchase four shares of Common Stock at an exercise price of $1.00 per share for five years, for total gross offering proceeds of approximately $1.8 million. The terms of the offering called for, among other things, the prompt registration of the purchased securities with the SEC. As a result principally of delays in completing the Company's audit for the fiscal year ended February 1999, the Company was unable to timely file the required registration. Consequently in amendments to the offering terms which culminated in March 2000, the Company agreed to increase the number of shares received by each investor based upon an agreed price of $.33 per share and the investors agreed to surrender the Warrants and their right to receive interest from the Company, resulting in an issuance in March 2000 of an aggregate of 1,775,824 shares to these nine investors.

     The securities issued in connection with this transaction were sold in reliance upon Section 4(2) of the Securities Act of 1933 as the transaction involved a private placement to a small group of accredited investors.

Directors' Fees

     In March 2000 the Company issued an aggregate of 541,667 shares of Common Stock to four outside members of the Board of Directors in lieu of accrued and unpaid directors' fees in the aggregate amount of $146,500. The securities issued in connection with this transaction were sold in reliance upon Section 4(2) of the Securities Act of 1933 as the transaction involved a private placement to a small group of accredited investors.

ITEM 6.    SELECTED FINANCIAL DATA

     The following Selected Financial Data has been taken or derived from the audited consolidated financial statements of the Company and should be read in conjunction with and is qualified in its entirety by the full consolidated financial statements, related notes and other information included elsewhere herein. The data for Fiscal 2000, 1999, and 1997 has been restated to reflect discontinued operations. The data for Fiscal 1996 has not been revised as the discontinued operations were not in existence in Fiscal 1996.

                       AURA SYSTEMS, INC. AND SUBSIDIARIES

                                                  February 29,      February 28,  February 28,     February 28,     February 29,
                                                    2000              1999            1998             1997           1996
                                                  --------------      ---------      -------------    -----------    ------------

Net Revenues                                       $   5,788,221      $53,650,025   $103,939,641     $76,424,311     $77,088,850
                                                   -------------       ----------    -----------     -----------      ----------
Cost of goods and overhead                            13,424,304      130,437,194     71,774,522      57,030,239      71,849,204

Expenses:
   Research and development                              148,443        1,996,198        475,992       5,674,302       5,225,735
   Impairment of long-lived assets                            --        5,838,466             --              --              --
   Selling, general and administrative                10,725,397       64,131,074     35,266,048      12,742,269      26,399,794
                                                   -------------       ----------     ----------   -------------      ----------
   expenses
         Total expenses                               24,298,144      202,402,932    107,516,562      61,115,169     103,474,733
                                                   -------------      -----------    -----------      ----------     -----------

Income (loss) From Operations                        (18,509,922)    (148,752,907)    (3,576,921)       (977,501)    (26,385,883)

Other (Income) and Expense

   Net interest expense                                4,476,690       11,577,990      6,450,741        1,181,910         298,793
   Termination of license agreements                          --               --      3,113,030              --              --
   Loss on disposal of assets and investments           (259,724)       5,809,811             --              --              --
   Gain on sale & issuance of subsidiary                      --         (811,657)   (12,632,265)       (250,000)             --
   stock
   Class action litigation & other                     2,777,762        7,717,518      1,700,000              --              --
   settlements
   Equity in losses of unconsolidated joint
     ventures                                                 --        6,268,384      1,937,747              --              --
   Other                                              (1,101,279)              --       (220,291)         40,642              --
   Provision (benefit) for taxes                              --          566,635     (1,275,555)         13,148              --
   Minority interests                                         --      (36,934,376)       946,405              --              --
   Loss in excess of basis of subsidiary                      --       (8,080,695)              --            --              --
                                                  --------------       ----------- ---------------     ---------       ---------

Income (loss) from continuing operations             (24,403,371)    (134,866,517)    (3,597,733)         73,085     (26,087,090)
Discontinued Operations:
     Loss from Discontinued Operations, Net
     of                                               (4,131,501)     (14,875,065)    (8,038,807)     (2,953,196)             --
     Income taxes
Extraordinary Item
     Gain on extinguishment of debt
     obligations, net of income taxes                 19,068,916         (406,574)            --              --              --
                                                  --------------      ------------   -----------       ---------       ---------
Net loss                                          $   (9,465,956)   $(149,741,582)  $(11,636,540)    $(2,880,111)    $ (26,087,090)
                                                   -------------    -------------=  ------------      ----------=      -----------
Other comprehensive loss, net of taxes                        --         (406,574)           --               --                --
Comprehensive loss                                    (9,465,956)    (150,148,156) $ (11,636,540)    $(2,880,111)    $ (26,087,090)
                                                                -

NET (LOSS) PER COMMON SHARE                       $        (0.08)    $      (1.74) $                  $     (.04)      $      (.48)
                                                   ==============    =============  ============       =========       ============
                                                                                           (.15)
 Income (loss) from continuing operations
   per common share                                $       (0.20)    $      (1.57)   $    (0.05)      $        --      $     (0.48)
                                                    =============    =============    ==========       ==========       ==========
 (Loss) from discontinued operations per
   common share                                   $        (0.03)    $      (0.17)  $     (0.10)      $    (0.04)      $       --
                                                   ============== ================   ===========       =========        =========
Extra-ordinary income per common share            $         0.15     $        --    $          --     $        --     $        --
                                                  ==============      ==========     ============      ==========      ==========
WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES                              124,293,861              85,831,688     79,045,290      68,433,521      53,860,527
                                              ===========            ============     ==========      ==========      ==========

Working capital (deficit)                                826,213       (4,869,876)    78,143,895      62,310,715     71,362,882
Total assets                                          56,122,538       90,143,392    227,302,629     182,528,399    134,080,568
Long-term debt                                        46,951,716       34,236,944     33,968,393      18,897,631      2,661,028
Net stockholder's equity (deficit)                     1,516,008      (13,635,657)   116,901,868     125,477,587     99,163,106

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

     Commencing January 1999 Aura's management was forced to take steps to curtail and refocus its plans and implement measures to reduce its overhead until such time as additional working capital could be obtained. These steps included employee layoffs, selling the Company's MYS speaker division to its former owners, eliminating the display division, temporarily suspending development activities associated with the EVA program, leasing all the assets of Electrotec, selling the AuraSound subsidiary assets and the licensing of the proprietary NRT and Line Source speaker technologies. In Fiscal 2000 the Company reached an agreement in principle to sell the ceramics assets located in New Hope, Minnesota, to the president of the subsidiary, which was consummated in May 2000.

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

Fiscal 2000 as Compared to Fiscal 1999

Revenues

     Net revenues in Fiscal 2000 declined to $5.8 million from $53.7 million in Fiscal 1999, a decrease of 89.2%. In Fiscal 1999, net revenues included revenues of $45.2 million or 84.2% of revenues from the NewCom subsidiary in which it held an approximate 41% interest at February 28,1999. NewCom ceased operations shortly after the end of Fiscal 1999, resulting in no revenue being recorded for NewCom in the current Fiscal year. Included in Fiscal 2000 revenues are license fees pertaining to sound related patents of $1.5 million or 25.9% of revenues. There were no such revenues in the prior year period. License fees have a pronounced effect on the results of operations since there is little or no cost involved. Revenue from the ceramics facility totalled approximately $2.9 million or 50% of the revenues for Fiscal 2000, as compared to approximately $2.7 million or 5% of revenues in the prior year period. In Fiscal 2000, net revenues from the Company's AuraGen product totaled approximately $.8 million compared to approximately $1.2 million in Fiscal 1999. The decline was a result of the Company's financial difficulties and resultant cut back in sales activities.

     Although inventory levels are extremely high in relation to sales volume, the Company's net inventory is currently comprised solely of AuraGen related items. While most of the inventory is approximately two years old, there have been no changes to the product which would render the inventory obsolete. The Company fully expects that with increasing sales, the inventory levels in relation to sales will be drastically reduced.

Cost of Goods and Overhead

     Cost of goods and overhead decreased to $13.4 from $130.4 million in the prior Fiscal year primarily as a result of the shutdown of the Company's subsidiary previously mentioned. Cost of goods and overhead for this subsidiary totaled approximately $98.8 million in Fiscal 1999. Included in cost of goods and overhead for Fiscal 2000 is approximately $4.9 million in depreciation related to the AuraGen product.

Gross Profit and Net Loss

     Gross profit for Fiscal 2000 was a negative 131.9% compared to a negative 143% in Fiscal 1999. The negative gross profit in the prior Fiscal year was primarily a result of the Company's NewCom subsidiary. The current year negative gross profit is a result of insufficient sales in the Company's remaining business to cover the overhead costs associated with the ongoing operations. The gross profit was favorably impacted by the license revenue which has virtually no cost associated with it. Gross profit from the ceramics facility improved from 27.5% in Fiscal 1999 to 35.8% in Fiscal 2000. The improved margin results from cost reduction efforts and the fact that little incremental overhead costs are incurred for the increased sales level.

Research and Development

     Research and development expense for Fiscal 2000 decreased to $.1 million from $2.0 million in Fiscal 1999. This is a result of the Company focusing its efforts on marketing and selling the AuraGen.

Selling, General and Administrative

     Selling, general and administrative expenses decreased to $10.7 million in Fiscal 2000 from $64.1 million in Fiscal 1999. The primary reason for the decrease is the shutdown of the Company's subsidiary as previously mentioned. The Company also reduced the number of employees at the Company's headquarters in conjunction with the restructuring the Company has undergone in the current Fiscal year. Additionally, the Company reduced other expenses it was able to control such as consolidating facilities and reducing travel. Included in selling, general and administrative expenses for Fiscal 2000 are legal costs and expenses of approximately $1.7 million, and depreciation and amortization of approximately $950,000.

Bad Debt Expense

     Bad debt expense decreased to approximately $163,000 in Fiscal 2000 from $12.8 million in the prior Fiscal year.

Interest Expense

     Interest expense for Fiscal 2000 declined to approximately $ 4.5 million from $11.7 million in Fiscal 1999. This was primarily a result of the elimination of interest expense from the subsidiaries that were either sold or shutdown, and a result of the conversion of debt into equity and the forgiveness of debt.

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

Fiscal 1999 as Compared to Fiscal 1998

     The Company continued its activity in development of commercial applications of its proprietary magnetic technologies. The second half of Fiscal 1999 had significant negative results from operations which caused significant cash shortfall problems that affected the entire operation. Revenues

     Net revenues in Fiscal 1999 declined to $53.6 million from $103.9 million, a decrease of 48.4%. These revenues were comprised primarily of approximately $45.5 million from NewCom, $2.7 million from ceramics, $2.9 million from Electrotec, and $1.2 million from the Company's AuraGen product. In Fiscal 1998 revenues were comprised primarily of $93.7 million from NewCom, $2.8 million from the ceramics facility and $3.1 million from Electrotec. The decrease was primarily due to the virtual shutdown of operations of NewCom in the last quarter of the Fiscal year, coupled with the decline in sales of NewCom in the third quarter of the Fiscal year. The decline in sales was primarily a result of price pressures in the retail channel as well as a substantial decline in sales to one of NewCom's major customers. In the last half of the Fiscal year, as NewCom's business began to deteriorate in conjunction with the overall deterioration of the computer peripherals industry, the levels of returned goods began to accelerate. In the last quarter of the Fiscal year, when NewCom's operations virtually shutdown, returns increased dramatically as retailers began to ship back product for fear that NewCom would go out of business and would not be able to fulfill warranty and other business obligations. Magnification of this stemmed from its lender "DFS" and a judgement creditor each sending correspondence to the retail mass merchants asking that they remit payments to them. A court battle produced an order describing whom to pay, which was sent to the retail customer. The above actions added to the uncertainties of NewCom's future and further deteriorated NewCom's relationships with its customers.

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


Liquidity and Capital Resources

     The working capital deficit improved by approximately $5.7 million to positive working capital of approximately $800,000 at Fiscal 2000 year end, with the current ratio improving slightly to 1.05:1 from .88:1. The principal differences in the Company's accounts from February 28, 1999 to February 29, 2000 are a decrease in cash and equivalents of $3.6 million, a decrease in net receivables of $5.9 million, a decrease in inventories of $7.3 million and a decrease in accounts payable and accrued expenses of $25 million. The primary reason for these changes is the sale of the Company's MYS Corporation subsidiary and the sale of the speaker assets of AuraSound Inc.

     The Company's cash balances were $260,437 at February 29, 2000, $3,822,210 at February 28, 1999 and $6,079,411 at February 28, 1998.

     In Fiscal 2000 the Company received net proceeds of $7.4 million in a private placement and proceeds of $24,800 from the exercise of warrants.

     The net cash used in operating activities of $(15,568,917) decreased by $8,745,083 due primarily to the decrease in the loss incurred in addition to the decreases in accounts receivable, inventory and accounts payable as a result of the cessation of NewCom's business.


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

     The Company and its subsidiaries lease space located in El Segundo and New Hope, Minnesota. Minimum monthly rents under the leases approximate $55,000. Rent expense was approximately $.9 million for Fiscal 2000, $1.8 million for Fiscal 1999, and $1.3 million for Fiscal 1998. At February 29, 2000, the Company has no long term operating leases.

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

     Harvey Cohen is a director of the Company and has served in this capacity since August 1993. Mr. Cohen is President of Margate Advisory Group, Inc., an investment advisor registered with the Securities and Exchange Commission, and a management consultant since August 1981. Mr. Cohen has consulted with the Company on various operating and growth strategies since June 1989 and assisted in the sale of certain of the Company's securities. From December 1979 through July 1981, he was President and Chief Operating Officer of Silicon Systems, Inc., a custom integrated circuit manufacturer which made its initial public offering in February 1981 after having raised $4 million in venture capital in 1980. From 1975 until 1979, Mr. Cohen served as President and Chief Executive Officer of International Communication Sciences, Inc., a communications computer manufacturing start-up company for which he raised over $7.5 million in venture capital. From 1966 through 1975, Mr. Cohen was employed by Scientific Data Systems, Inc. ("S.D.S."), a computer manufacturing and service company, which became Xerox Data Systems, Inc. ("X.D.S.") after its acquisition by Xerox in 1979. During that time, he held several senior management positions, including Vice President-Systems Division of S.D.S. and Senior Vice President-Advanced Systems Operating of the Business Planning Group. Mr. Cohen received his B.S. (Honors) in Electrical Engineering in 1955 and an MBA in 1957 from Harvard University.

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

Name                       Age              Title

Gerald S. Papazian         44               President, Chief Operating Officer
Arthur J. Schwartz, Ph.D.  52               Executive Vice President
Cipora Kurtzman-Lavut      43               Senior Vice President, Corporate Communications
Neal B. Kaufman            55               Senior Vice President, Management Information Systems
Steven C. Veen             44               Senior Vice President, Chief Financial Officer
Michael I. Froch           38               Senior Vice President, General Counsel and Secretary
Keith O. Stuart            43               Senior Vice President Sales and Marketing
Ronald J. Goldstein        58               Senior Vice President Sales and Marketing
Jacob Mail                 49               Senior Vice President, AuraGen Operations
Richard E. Van Allen       53               Senior Vice President, Industrial and Special Programs

     Gerald S. Papazian has been the Company's President and Chief Operating Officer since July 1997. He joined the Company in August 1988 from Bear, Stearns & Co., an investment-banking firm, where he served from 1986 as Vice President, Corporate Finance. His responsibilities there included valuation of companies for potential financing, merger or acquisition. Prior to joining Bear Stearns, Mr. Papazian was an Associate in the New York law firm of Stroock & Stroock & Lavan, where he specialized in general corporate and securities law with extensive experience in public offerings. He received a BA, Economics (magna cum laude) from the University of Southern California in 1977 and a JD and MBA from the University of California, Los Angeles in 1981. He served as a trustee of the University of Southern California from 1994 to 1999.

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

     Dr. Richard E. Van Allen is Senior Vice President, Industrial and Special Programs, serving in this capacity since June 1999. He is currently the Program Manager for the military version of the commercial AuraGen generator. In addition, Dr. Van Allen manages ongoing electromagnetic actuator projects. He joined the company in 1990 and previously was Manager and Vice President of the AuraSound Division, and before that was Division manager of the Magnetics Division. In these positions, Dr. Van Allen has been involved in the development and manufacture of virtually every electromagnetic system produced by Aura Systems. Prior to joining Aura, he was a Laboratory Manager in Advanced Government Programs at the Hughes Aircraft Company Space and Communications Group. Before joining Hughes, Dr. Van Allen served as the Navigation Team Leader for the Voyager outer planets exploration program at the Jet Propulsion Laboratory. He received his B.S. degree in Aeronautical and Astronautical Engineering, along with an M.S. and Ph.D. in Aerospace Engineering, from Purdue University

Family Relationships

     Cipora Kurtzman-Lavut, a Senior Vice President, Corporate Communications, is the sister of Zvi Kurtzman, who is the Chief Executive Officer and a director of the Company. Jacob Mail, Senior Vice President, AuraGen Operations is a first cousin of Cipora Kurtzman-Lavut and Zvi Kurtzman.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's officers and directors, and beneficial owners of more than ten percent of the Common Stock, to file with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc. reports of ownership and changes in ownership of the Common Stock. Copies of such reports are required to be furnished to the Company. Based solely on its review of the copies of such reports furnished to the Company, or written representations that no reports were required, the Company believes that during its fiscal year ended February 29, 2000, all filing requirements applicable to its officers, directors, and ten percent beneficial owners were satisfied except that Zvi Kurtzman and Keith Stuart failed to timely file a single Form 5 covering four and seven transactions, respectively, and Norman Reitman failed to timely file a single Form 3. All such filings have now been made.

ITEM 11. EXECUTIVE COMPENSATION

Cash Compensation For Executives

     The following table summarizes all compensation paid to the Company's Chief Executive Officer, and to the four most highly compensated executive officers of the Company other than the Chief Executive Officer whose total compensation exceeded $100,000 during the fiscal year ended February 29, 2000.

                           SUMMARY COMPENSATION TABLE

                                                     Annual                Long Term              All Other
                                                 Compensation(1)Compensation Awards             Compensation(2)
Name and
Principal Position                     Year          Salary             Options/SARs
  Zvi (Harry) Kurtzman (1)                  2000          $386,232                 0                            $  0
  Chief Executive Officer                   1999           384,290             1,000,000
                                            1998           245,018                 0

  Gerald S. Papazian (1)                    2000          $217,777                 0                          $2,392
  President and Chief Operating             1999           203,025              100,000
  Officer                                   1998           154,737                 0

  Arthur J. Schwartz (1)                    2000          $210,192                 0                            $  0
  Executive Vice President                  1999           204,895              500,000
                                            1998           172,115                 0

  Steven C. Veen(1)                         2000          $205,469                 0                          $2,257
  Senior Vice President and                 1999           196,412              100,000
  Chief Financial Officer                   1998           150,127                 0

  Cipora Kurtzman-Lavut(1)                  2000          $203,942                 0                            $  0
  Senior Vice President                     1999           199,221              500,000
                                            1998           162,225                 0

(1) The amounts shown are the amounts actually paid to the named officers during the respective fiscal years. Because of the timing of the payments, these amounts do not represent the actual salary accrued by each individual during the period. The actual salary rate for these individuals which was accrued during the fiscal year ended February 2000, 1999 and 1998, respectively, were as follows: Zvi Kurtzman - $385,000, $385,000, $200,000; Gerald S. Papazian - $210,000, $210,000, $140,000; Arthur J. Schwartz -
     $205,000,   $205,000,  $160,000;  Steven  C.  Veen  -  $200,000,  $200,000,
     $150,000; Cipora Kurtzman-Lavut - $195,000, $195,000, $150,000.

     Of the  compensation  paid in  Fiscal  2000,  $144,561,  $34,781,  $78,201,
     $44,918  and $58,520  was paid in the form of  535,413,  128,818,  289,632,
     166,363, and 216,742 shares, respectively, of restricted common stock of the Company, valued as of the date of grant, to Mr. Kurtzman, Mr. Papazian, Dr. Schwartz, Mr. Veen and Ms. Kurtzman-Lavut, respectively. As of February 29, 2000, these restricted shares were valued at $174,009, $41,866, $94,130, $54,068 and $70,441, respectively based upon the average high and low reported prices of the Company's Common Stock on such date.

(2) Such compensation consisted of total Company contributions made to the plan account of each individual pursuant to the Company's Employees Stock Ownership Plan during the fiscal years ended February 29, 2000.

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

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR-END OPTION/SAR VALUES

                              Number of Unexercised                             Value of Unexercised
                              Options/SARs at Fiscal                            In-the-Money Options/
Name                                       Year End                             SARs at Fiscal Year End*
----                          -------------------------------                   ------------------------

                                  Exercisable         Unexercisable         Exercisable          Unexercisable

Zvi Kurtzman                          870,000                 600,000         $         0              $      0
Gerald S. Papazian                    166,000                  60,000         $         0              $      0
Arthur J. Schwartz                    515,000                 300,000         $         0              $      0
Steven C. Veen                        215,000                 210,000         $         0              $      0
Cipora Kurtzman-Lavut                 515,000                 300,000         $         0              $      0

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

     Employment Contracts

     The Company offers employment contracts to key executives only when it is in the best interest of the Company and its stockholders to attract and retain such key executives and to ensure continuity and stability of management. Effective as of March 1998, the Company entered into employment and severance agreements with Mr. Kurtzman, the Company's Chief Executive Officer, and Messrs. Papazian, Schwartz and Veen and Ms. Kurtzman Lavut (the "Named Executive Officers") and other key executives of the Company. The Committee reviewed and approved such agreements unanimously after consulting with a nationally recognized employee benefits firm and determining that such agreements were necessary in order to retain highly qualified executives whose abilities are critical to the long-term success and competitiveness of the Company.

     The employment agreements with Mr. Kurtzman and the Named Executive Officers have an initial term of three years. The term is automatically extended for one year on each anniversary of the effective date of the employment agreement unless either party gives prior notice of termination of the agreement. Upon the death or disability of these executives, their employment agreements provide for a lump sum payment equal to one year's salary and the immediate vesting of stock based compensation awards. In the event of the executive's termination for cause, the terminated executive is entitled only to compensation accrued through the date of termination. If the executive is terminated by the Company other than by reason of death, disability or cause, the terminated executive is entitled to continued payment of the base salary through the end of the stated term together with an annual bonus for each of the remaining years under the employment agreement equal to the highest annual bonus amount received by the terminated executive in the three years preceding termination and the immediate vesting of stock based compensation awards.

     Pursuant to severance agreements entered into effective March 1998 between the Company and key executives of the Company, including Mr. Kurtzman and the Named Executive Officers, these individuals are entitled to certain additional benefits, which become effective at such time as there is a "change in control" of the Company, as defined in the severance agreements. If such executive's employment is terminated following a change in control other than by reason of death, disability or by the executive without "good reason", or if following a change in control the executive elects to terminate his employment on the one year anniversary following a change in control, the terminating executive is entitled to specified severance payments in lieu of salary, bonus and other compensation which would otherwise accrue to the executive upon termination of the employment agreement. Specifically, the severance agreements provide that, for Messrs. Kurtzman and Schwartz and Ms. Kurtzman-Lavut, a lump sum severance payment is due upon termination in the amount of three times the sum of the terminated executive's base salary then in effect plus the highest annual bonus earned in the three years preceding the date of termination; and in the case of Messrs. Veen and Papazian, 1.5 times such base salary and bonus. The severance agreements also provide for the accelerated vesting of stock based awards and the continuation of life and health insurance benefits following the date of termination (36 months for Messrs. Kurtzman and Schwartz, and Ms. Kurtzman-Lavut, and 18 months for Messrs. Papazian and Veen).

     Compensation of Chief Executive Officer and Other Executives

     Pursuant to employment agreements entered into effective as of March 1998 the Compensation Committee increased Mr. Kurtzman's base salary in March 1998 to $385,000, and increased the base salary of Papazian, Schwartz and Veen and Ms. Kurtzman-Lavut to $210,000, $205,000, $200,000 $195,000, effective as of
December 1997, after consulting with a nationally recognized employee benefits firm. The increase for Mr. Kurtzman reflected the Compensation Committee's assessment of his performance and Mr. Kurtzman's service to the Company. Salary increases for other senior executives effected during 1998 were based on similar considerations including individual performance, position, tenure, experience and compensation surveys of comparable companies. Under the terms of their employment agreements the base salary is subject to annual adjustment, based upon the Company's normal historical business practices and consistent with salaries paid to executives performing similar functions in the Los Angeles area.

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

     The mailing address for Gardner Lewis Asset Management, L.P. is 285 Wilmington - West Chester Pike, Chadds Ford, Pa. 19317.

     The mailing address for the others is c/o Aura Systems, Inc., 2335 Alaska Avenue, El Segundo, CA 90245.




ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

December 1998 Private Placement

In December 1998 the Company completed a private placement of Units, each Unit consisting of 10 shares of Common Stock and Warrants to purchase four shares of Common Stock at an exercise price of $1.00 per share for five years. The original subscription price was $10.00 per Unit. Of the total gross offering proceeds of approximately $1.8 million, $100,000 was invested by the mother of Zvi Kurtzman, and $400,000 was invested by Stephen Talesnick, who subsequently became a member of the Board of Directors in 1999. The terms of the offering called for, among other things, the prompt registration of the purchased securities with the SEC. As a result principally of delays in completing the Company's audit for the fiscal year ended February 1999, the Company was unable to timely file the required registration. Consequently in amendments to the offering terms which culminated in March 2000, the Company agreed to increase the number of shares received by each investor based upon an agreed price of $.33 per share and the investors agreed to surrender the Warrants and their right to receive interest from the Company.

Convertible Note Exchange

As part of the Company's financial restructuring in Fiscal 2000 the Company offered to exchange convertible notes issued to investors in 1993 for Common Stock. As a result of the restructuring the Company converted the notes to a price of $.27 per share. These investors among others included Zvi Kurtzman and Arthur J. Schwartz, whose notes entitled them to receive from the Company $100,000 and $80,000, respectively, plus accrued and unpaid interest. Both Messrs. Kurtzman and Schwartz exchanged their notes for Common Stock in March 2000.

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


                                INDEX TO EXHIBITS
                            Description of Documents

        3.1(1)      Certificate of Incorporation of Registrant.
        3.2(1)      Bylaws of Registrant.
       10.1(1)      Aura Systems, Inc. 1987 Stock Option Plan for Non-Employee Directors.
       10.2(1)      Form of Aura Systems, Inc. Non-Statutory Stock Option Agreement.
       10.3(1)      Deed of Trust and Assignment of Rents, dated as of February
                    27, 1989, by the Registrant in favor of Chicago Title
                    Insurance Company, as Trustee, for the benefit of City
                    National Bank.
       10.4(2)      Indenture, dated as of March 1, 1989, between the Registrant and Interwest Transfer Co., Inc. as Trustee,
                    relating to the 7% Secured Convertible Non-Recourse Notes due 1999.
       10.5(2)      Form of 7% Secured Convertible Non-Recourse Notes due 1999.
       10.6(2)      Deed of Trust, Assignment of Leases and Rents and Fixture Filing, dated as of March 1, 1989, by the Registrant in favor of Ticor Title Insurance Company, as Trustee, for the benefit of Interwest Transfer Co., Inc., as trustee under the Indenture.
       10.7(3)      Form of 7% Secured Convertible Non-Recourse Note due 2000.
       10.8(4)      1989 Stock Option Plan.
       10.9(5)      Joint Development and License Agreement, dated August 24, 1992, between the Registrant and Daewoo Electronics
                    Co., Ltd.
       10.10(6)     Agreement, dated September 23, 1993, between the Registrant and Burlington Technopole SDN. BHD.
       10.11(7)     Dedicated Supplier Agreement, dated December 2, 1993, between the Registrant and Daewoo Electronics Co., Ltd.
       10.12(8)     Form of 7% Secured Convertible Non-Recourse Note due 2002.
       10.13(9)     Agreement dated July 19, 1995 between the Company and K&K Enterprises.
       10.14(9)     Agreement dated July 19, 1995 between the Company and K&K Enterprises.
       10.15(9)     Agreement dated July 12, 1995 between the Company and K&K Enterprises.
       10.16(9)     Agreement dated July 12, 1995 between the Company and K&K Enterprises.
       10.17(9)     Stock Purchase and Sale Agreement dated April 30, 1996 between the Company and MYS Corporation
       10.18(9)     Joint Venture Agreement dated July 26, 1995 between the Company and Microbell
       10.19(10)    AuraSound Asset Purchase
       10.19.1(10)  Asset Purchase Agreement dated December 1, 1999 among AuraSound, Inc., Aura Systems, Inc., AlgoSound, Inc., and
                    Algo Technology, Inc.
       10.19.2(10)  Amendment dated December 22, 1999 to Asset Purchase Agreement dated December 1, 1999.
       10.19.3(10)  Assignment and License Agreement as of July 15, 1999 between Speaker Acquisition Sub, Algo Technology, Inc.,
                    Aura Systems, Inc., AuraSound Inc.
       10.20(10)    MYS Stock Purchase
       10.20.1(10)  Escrow Agreement as of March 26, 1999 among the Company,
                    Inc.,Yoshikazu Masayoshi, Sadao Masayoshi, Sachie Masayoshi,
                    Kazuaki Masayoshi, and Wolf Haldenstein Adler Freeman & Herz
                    LLP.
       10.20.2(10)  Promissory Note in the amount of $1,000,000 dated March 26,
                    1999 payable to the Company by Yoshikazu Masayoshi, Sadao
                    Masayoshi, Sachie Masayoshi and Kazuaki Masayoshi.
       10.20.3(10)  Promissory Note in the amount of $3,200,000 dated March 26,
                    1999 payable to the Company by Yoshikazu Masayoshi, Sadao
                    Masayoshi, Sachie Masayoshi and Kazuaki Masayoshi.
       10.20.4(10)  Stock Purchase Agreement dated March 26, 1999 between the
                    Company and Yoshikazu Masayoshi, Sadao Masayoshi, Sachie
                    Masayoshi and Kazuaki Masayoshi.
       10.21(10)    Agreement with RGC International Investors, LDC
       10.21.1(10)  First Amendment to Security Agreement dated October 22, 1999 between RGC International Investors, LDC and the Company.
       10.21.2(10)  Settlement Agreement and Complete Release of all Claims
                    dated October 22, 1999 between RGC International Investors,
                    LDC, and the Company
       10.21.3(10)  Stock Purchase Warrant issued to RGC International Investors, LDC by the Company.
       10.21.4(10)  Amended and Restated Convertible Senior Secured Note dated
                    October 7, 1998 in the amount of $3,000,000 issued to RGC
                    International Investors, LDC by the Company.
       10.22(10)    Settlement Agreement and Release of Claims dated as of December 1, 1999 between JNC Opportunity Fund, Ltd., and the Company.
       10.23(10)    Payment Agreement by and between Credit Managers Association of California and Aura Systems, Inc.
       10.24        Release from Infinity Investors Limited et al. to Aura Systems, Inc.
       10.25        Release from Aura Systems, Inc. to Infinity Investors Limited et al.
       10.26        Exchange Agreement dated as of February 22, 2000, by and among Aura Systems, Inc., Infinity Investors Limited et
                    al.
       10.27        Guaranty dated as of February 22, 2000, by Aura Systems, Inc. and certain of its subsidiaries.
       10.28        Stock Pledge Agreement dated as of February 22, 2000, between Aura Systems, Inc. and HW Partners, L.P. as agent.
       10.29        Security Agreement dated as of February 22, 2000, between Aura Systems, Inc., certain subsidiaries of Aura
                    Systems, Inc. and HW Partners L.P.
       10.30        Secured Note dated February 22, 2000, from Aura Systems, Inc. to Infinity Investors Limited.
       10.31        Secured Note dated February 22, 2000, from Aura Systems, Inc. to Global Growth Limited.
       10.32        Secured Note dated February 22, 2000, from Aura Systems, Inc. to Summit Capital Limited.
       10.33        General Assignment and Bill of Sale dated February 29, 2000, between Alpha Ceramics, Inc. and Aura Ceramics,
                    Inc.
       10.34        Assignment and Assumption of Specified Liabilities dated as of May 3, 2000, by and between Alpha Ceramics, Inc.
                    and Aura Ceramics, Inc.
       10.35        Assignment and Assumption of Lease dated as of May 3, 2000, by and between Alpha Ceramics, Inc. and Aura
                    Ceramics, Inc.
       10.36        Revolving Credit and Term Loan Agreement dated as of May 2000, by and between Alpha Ceramics, Inc. and Excel
                    Bank.
       10.37        Asset Purchase Agreement dated February 29, 2000, between Alpha Ceramics, Inc. and Aura Ceramics, Inc.
       10.38        Subordination Agreement dated as of May 2000, by Aura Ceramics, Inc. and Aura Systems, Inc.
       10.39        Escrow Agreement dated March 6, 2000, by and among Guzik & Associates, Aura Systems, Inc. and Isosceles Fund
                    Limited.
       10.40        Subscription Agreement from Isosceles Fund Limited to Aura Systems, Inc.
       10.41        Stock Purchase Warrant of Aura Systems, Inc. issued to Isosceles Fund Limited.
       10.42        Settlement Agreement and Release of Claims dated as of March 6, 2000, between Aura Systems, Inc. and Isosceles
                    Fund Limited.
       21.1         Subsidiaries of Aura Systems, Inc.

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

                                             AURA SYSTEMS, INC.

Dated:   May 11, 2001
                                             By:      /s/   Zvi Kurtzman
                                                --------------------------------
                                                      Zvi Kurtzman
                                                      Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signatures                                              Title                                     Date


/s/Zvi Kurtzman                          Chief Executive Officer and Director                    May 11, 2001
---------------------------------
Zvi Kurtzman                             (Principal Executive Officer)

/s/Steven C. Veen                        Senior Vice President,                                  May 11, 2001
---------------------------------
Steven C. Veen                           Chief Financial Officer
                                         (Principal Financial and Accounting Officer)

/s/Norman Reitman                        Director                                                May 11, 2001
---------------------------------
Norman Reitman

/s/Salvador Diaz-Verson, Jr.             Director                                                May 11, 2001
---------------------------------
Salvador Diaz-Verson, Jr.

/s/ Stephen A. Talesnick                 Director                                                May 11, 2001
---------------------------------
Stephen A. Talesnick

/s/Harvey Cohen                          Director                                                May 11, 2001
---------------------------------
Harvey Cohen

/s/ Harry Haisfield                      Director                                                May 11, 2001
---------------------------------
Harry Haisfield

/s/ Neal Meehan                          Director                                                May 11, 2001
---------------------------------
Neal Meehan

/s/ William Richbourg                    Director                                                May 11, 2001
---------------------------------
William Richbourg




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

    Consolidated Statements of Stockholders' Equity (Deficit) -Years ended
           February 29, 2000, February 28, 1999 and February 28, 1998                                             F-6

    Consolidated Statements of Cash Flows-Years ended February 29, 2000,
           February 28, 1999 and February 28, 1998                                                            F-7 to F-9

   Notes to Consolidated Financial Statements                                                                F-10 to F-25

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

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of
   Aura Systems, Inc.
El Segundo, California


We have audited the consolidated balance sheets of Aura Systems, Inc. and subsidiaries as of February 29, 2000, and February 28, 1999 and the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficit), and cash flows for each of the three years in the period ended February 29, 2000 and the related financial statement schedule listed in the accompanying Index at Item 14. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

The accompanying financial statements have been prepared assuming Aura Systems, Inc. will continue as a going concern. As discussed in note 1 to the consolidated financial statements, the Company has generated significant losses from operations. As the Company has suffered recurring losses from operations, there is substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




/s/ Pannell Kerr Forster
Certified Public Accountants
A Professional Corporation

Los Angeles, California  90017
May, 11, 2001



                               AURA SYSTEMS, INC.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets

                                                                   February 29,            February 28,
                                                                       2000                    1999
                                                                    -----------               -------
ASSETS
CURRENT ASSETS:
   Cash and equivalents                                            $      260,437        $    3,822,210
   Receivables, net                                                     2,459,200             8,380,414
   Inventories                                                         11,189,227            18,477,058
   Prepayments                                                                 --             3,435,645
   Other current assets                                                   360,177             2,124,535
   Note receivable                                                      3,557,007               250,000
                                                                    -------------         -------------

         Total current assets                                          17,826,048            36,489,862
                                                                    -------------         -------------

PROPERTY AND EQUIPMENT, AT COST                                        42,219,417            47,976,699
   Less accumulated depreciation and amortization                     (15,184,362)          (10,994,734)
                                                                    --------------        --------------
         Net property and equipment                                    27,035,055            36,981,965

LONG-TERM Investments                                                   2,123,835             2,923,835
long-term receivables                                                   1,250,000             2,500,000
Patents and trademarks-Net                                              4,615,769             5,293,278
GOODWILL-NET                                                                   --             5,383,208
OTHER ASSETS                                                            3,271,831               571,244
                                                                    -------------         -------------
         Total                                                     $   56,122,538          $ 90,143,392
                                                                    =============          ============












          See accompanying notes to consolidated financial statements.




                               AURA SYSTEMS, INC.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets

                                                                       February 29,            February 28,
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                             2000                   1999
                                                                        -----------               -------
CURRENT LIABILITIES:
   Notes payable                                                       $    9,899,531        $    8,787,113
   Convertible note, unsecured                                              1,250,000             2,000,000
   Accounts payable                                                         4,216,004            22,515,842
   Accrued expenses and other                                               1,634,300             8,056,783
                                                                        -------------         -------------
         Total current liabilities                                         16,999,835            41,359,738
                                                                        -------------         -------------
                                                                           37,606,695            25,955,529
                                                                        -------------         -------------
NOTES PAYABLE AND OTHER LIABILITIES

convertible Notes-SECURED                                                          --             4,000,000
                                                                        -------------         -------------
CONVERTIBLE NOTES-UNSECURED                                                        --            32,481,782
                                                                        -------------         -------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY (DEFICIT):
   Common stock par value $.005 per share and additional paid in
   capital. Issued and outstanding 196,975,392 and 107,752,042            234,196,092           218,693,245
   shares respectively.
   Common Stock Not Issued                                                  9,132,774                    --
   Cumulative currency translation adjustment (CTA)                          (365,932)             (365,932)
   Accumulated deficit                                                   (241,446,926)         (231,980,970)
                                                                        --------------        --------------

         Total stockholders' equity (deficit)                               1,516,008           (13,653,657)
                                                                        -------------         --------------
         Total                                                         $   56,122,538        $   90,143,392
                                                                        =============         =============










          See accompanying notes to consolidated financial statements.



                       AURA SYSTEMS, INC. AND SUBSIDIARIES
                    Consolidated Statements of Operations and
                   Comprehensive Loss Years ended February 29,
                  2000, February 28, 1999 and February 28, 1998
                                                                2000                  1999                  1998
                                                           -------------         -------------         -------
Net Revenues                                               $   5,788,221         $  53,650,025          $103,939,641
Cost of GOODS AND OVERHEAD                                    13,424,303           130,437,194            71,774,522
                                                           -------------         -------------         -------------

GROSS PROFIT (LOSS)                                           (7,636,082)          (76,787,169)           32,165,119
                                                           --------------        --------------        -------------

EXPENSES:
   Research and development                                      148,443             1,996,198               475,992
   Impairment of long-lived assets                                    --             5,838,466                    --
   Selling, general and administrative expenses               10,725,397            64,131,074            35,266,048
                                                           -------------         -------------         -------------
         Total expenses                                       10,873,840            71,965,738            35,742,040
                                                           -------------         -------------         -------------

(LOSS) FROM OPERATIONS                                       (18,509,922)         (148,752,907)           (3,576,921)
Gain on issuance and sale of subsidiary stock                         --                    --            12,144,740

OTHER INCOME AND (EXPENSE)                                    (5,893,449)          (30,562,046)          (12,494,702)
(LOSS) BEFORE INCOME TAXES AND OTHER ITEMS
                                                             (24,403,371)         (179,314,953)           (3,926,883)
   Provision (benefit) for taxes                                      --               566,635            (1,275,555)
   Minority interests in consolidated subsidiary                      --            10,372,895              (946,405)
   Loss in excess of basis of subsidiary:
     Aura Systems, Inc.                                               --             8,080,695                    --
     Minority interests                                               --            26,561,481                    --
                                                          --------------        --------------         -------------
Loss from continuing operations                              (24,403,371)         (134,866,517)           (3,597,733)
                                                          ---------------       ---------------       ---------------
Discontinued Operations:
     Loss from Discontinued Operations, Net of
     taxes of $0 for 2000,1999 & 1998 respectively            (1,433,859)          (14,875,065)           (8,038,807)
     Loss on Disposal, Net of Taxes of 0 for 2000             (2,697,642)                   --                    --
                                                          ---------------       --------------        --------------
Loss from Discontinued Operations                             (4,131,501)          (14,875,065)           (8,038,807)
                                                          ---------------       ---------------       ---------------
Loss before extraordinary item                               (28,534,872)         (149,741,582)          (11,636,540)
Extraordinary Item
     Gain on extinguishment of debt obligations,  net
     of income taxes of $0                                    19,068,916                    --                    --
                                                          --------------        --------------        --------------
Net loss                                                      (9,465,956)         (149,741,582)          (11,636,540)

Other comprehensive income (loss), net of taxes:                      --              (406,574)                   --
                                                          --------------        ---------------       --------------
Comprehensive loss                                        $   (9,465,956)       $ (150,148,156)       $  (11,636,540)
                                                           ==============       ===============        ==============

NET (LOSS) PER COMMON SHARE                               $        (0.08)       $        (1.74)       $         (.15)
                                                           ==============       ===============        ==============

Loss from continuing operations per common share           $       (0.20)        $       (1.57)        $       (0.05)
                                                            =============         =============         =============
Loss from discontinued operations per common share
                                                           $       (0.03)        $       (0.17)        $       (0.10)
                                                            =============         =============         =============
Extraordinary income per common share                      $        0.15         $          --         $          --
                                                            ============           ============          ============

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES                                              124,294,051           85,831,688            79,045,290
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


                               AURA SYSTEMS, INC.
                                AND SUBSIDIARIES

            Consolidated Statements of Stockholders' Equity (Deficit)

     Years ended February 29, 2000, February 28, 1999 and February 28, 1998


                                                                                                      Accumulated
                                                                                                         Other
                                      Common Stock          Additional     Common                    Comprehensive
                                      ------------
                                                              Paid-in    Stock not    Accumulated    (CTA) Income
                                    Shares        Amount     Capital       Issued       Deficit          (Loss)        Total
                                    ------        ------     -------       ------       -------     -    ------        -----
Balances at February 28, 1997      76,481,666   $382,408   $195,657,385  $             $(70,602,848) $    40,642    $125,477,587
                                                                                --

Notes payable converted             3,164,001     15,820      4,528,958         --               --           --       4,544,778
Exercise of warrants                  241,688      1,208        583,642         --               --           --         584,850
Exercise of stock options              25,000        125         51,375         --               --           --          51,500
Proceeds from issuance of
 warrants                                  --         --        900,000         --               --           --         900,000
Repurchase of warrants                     --         --    (1,679,956)         --               --           --      (1,679,956)
Stock issued to acquire assets         88,889        445        199,555         --               --           --         200,000
Expenses of issuances                      --         --    (1,540,351)         --               --           --      (1,540,351)
Net (loss)                                 --         --             --         --      (11,636,540)                 (11,636,540)
                                  -----------     ------     ----------     ------      ------------    --------     ------------

Balances at February 28, 1998      80,001,244    400,006    198,700,608         --      (82,239,388)      40,642     116,901,868

Notes payable converted            16,513,282     82,566     10,126,867         --               --           --      10,209,433
Exercise of warrants                7,475,383     37,377      7,971,198         --               --           --       8,008,575
Exercise of stock options              50,000        250        102,750         --               --           --         103,000
Stock issued to acquire assets        114,833        574         28,134         --               --           --          28,708
Private placements                  3,597,300     17,986      1,779,656         --               --           --       1,797,642
Expenses of issuances                      --         --      (554,727)         --               --           --        (554,727)
Other comprehensive income(CTA)            --         --             --         --               --     (406,574)       (406,574)
Net (loss)                                 --         --             --         --     (149,741,582)          --    (149,741,582)
                                  -----------   --------   ------------  ---------     ------------ ------------    ------------

Balances at February 28, 1999     107,752,042    538,759    218,154,486         --     (231,980,970)    (365,932)
                                                                                                                    (13,653,657)

Notes payable converted            68,534,445    342,672     10,036,430         --               --           --      10,379,102
Exercise of warrants                  120,000        600         44,200         --               --           --          44,800
Stock    issued   to   satisfy      2,907,275     14,536        770,429         --               --           --         784,965
    liabilities
Private placements                 17,661,630     88,308      4,400,692         --               --           --       4,489,000
Expenses of issuances                      --         --      (195,020)         --               --           --        (195,020)
Common stock not issued                                                  9,132,774                                     9,132,774
Net (loss)                                 --         --             --         --       (9,465,956)          --      (9,465,956)
                               --------------   --------   ------------  ---------   ---------------    --------

Balances at February 29, 2000     196,975,392   $984,875    $233,211,217  $9,132,774   $(241,446,926)  $(365,932)      $1,516,008
                               ==============   ========    ============  ==========   ==============  ==========       =========












          See accompanying notes to consolidated financial statements.

                               AURA SYSTEMS, INC.
                                AND SUBSIDIARIES


                         Consolidated Statements of Cash
                  Flows Years ended February 29, 2000, February
                         28, 1999 and February 28, 1998


                                                                           2000              1999              1998
                                                                           ----              ----              ----
Cash flows from operating activities:
    Net loss                                                          $ (9,465,956)    $(149,741,582)      $(11,636,540)
                                                                      -------------    --------------        ----------
    Adjustments to reconcile net loss to net
    cash used by operating activities:
    Depreciation and amortization                                        6,853,924         12,985,278         8,362,110
    Provision for environmental cleanup                                     48,812             44,516            40,597
   (Gain) Loss on disposition of assets                                    (93,638)           925,525          (555,326)
    Equity in losses of unconsolidated joint ventures                           --          6,268,384         1,937,747
    (Gain) loss on sale of subsidiary and other stock investments               --                 --       (12,144,740)
    Impairment of long-lived assets                                             --          9,403,687                --
    Gain on extinguishment of Debt                                     (19,068,916)                --                --
    Long term assets charged to operations                                      --          1,425,794                --
    Minority interest in earnings (loss) of subsidiary                          --        (10,372,895)          946,405
    Loss on disposal of investments                                             --          4,877,839                --
    Loss on disposal of discontinued operations                          2,697,642                 --                --
    Assets-(Increase) Decrease:
     Receivables                                                           462,541         46,037,727          (674,443)
     Inventories                                                         4,019,810         40,236,817       (24,866,579)
     Prepayments                                                                --          9,891,144        (5,631,521)
     Other current assets                                                1,515,787          3,801,107        (5,534,281)
     Deferred income taxes                                                      --            838,000          (940,000)
    Liabilities-Increase (Decrease):
     Accounts payable                                                   (1,371,174)       (21,479,522)       20,279,113
     Accrued expenses                                                   (1,577,248)         4,614,005         2,086,583
     Litigation and other liabilities                                      222,223          7,389,649          (345,372)
                                                                    --------------       ------------       ------------
    Total adjustments                                                   (6,102,961)      116,887,055        (17,039,707)
                                                                    ---------------    -------------        ------------
         Net cash used by operating activities                         (15,568,917)      (32,854,527)       (28,676,247)
                                                                    ---------------    --------------       ------------
Cash flows from investing activities:
   Payments from Notes Receivable                                        5,674,828                 --                --
   Proceeds from sale of assets                                            327,109          2,721,000           920,000
   Purchase of property and equipment                                      (16,103)        (2,143,237)       (1,910,214)
   Manufacture of special tools and equipment                                   --         (1,910,611)      (16,096,180)
   Proceeds from joint ventures                                                 --                 --         1,755,000
   Investment in joint ventures                                                 --           (164,466)         (552,862)
   Long-term investments                                                        --         (4,940,000)         (412,399)
   Long-term receivables                                                        --          3,436,809         3,347,144
   Patents and trademarks                                                       --           (467,167)       (1,903,718)
   Other assets                                                                 --                 --        (2,398,400)
   Proceeds from subsidiary stock                                               --          1,611,873         5,472,656
                                                                    --------------        -----------       -----------
         Net cash provided (used) by investing activities                5,985,834         (1,855,799)      (11,778,973)
                                                                    --------------        ------------      ------------






           See accompanying notes to consolidated financial statements

                               AURA SYSTEMS, INC.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                                                          2000              1999              1998
                                                                          ----              ----              ----
     Cash flows from financing activities:
        Net proceeds from borrowings                                     $251,101        $17,922,584       $26,287,632
        Repayment of notes payable                                     (1,218,571)        (3,396,083)      (10,874,683)
        Proceeds from exercise of options                                      --            103,000                --
        Net proceeds from issuance of common stock                      7,393,980          1,675,873           636,350
        Net proceeds from exercise of warrants                             24,800          7,884,325                --
        Proceeds from issuance of warrants                                     --                 --           900,000
        Net proceeds from issuance of convertible notes                        --         11,720,000        13,959,649
        Repayment of convertible notes                                   (430,000)        (3,050,000)       (5,905,223)
        Sale of minority interest in subsidiary                                --                 --        16,098,508
        Foreign currency translation adjustment                                --           (406,574)               --
        Repurchase of warrants                                                 --                 --        (1,679,956)
                                                                     ------------       ------------         ---------
            Net cash provided by financing activities                   6,021,310         32,453,125        39,422,277
                                                                     ------------       ------------       -----------
              Net decrease in cash and equivalents                     (3,561,773)        (2,257,201)       (1,032,943)
     Cash and equivalents at beginning of year                          3,822,210          6,079,411         7,112,354
                                                                     ------------       ------------       -----------
     Cash and equivalents at end of year                           $      260,437       $  3,822,210      $  6,079,411
                                                                     ============        ===========       ===========
     Supplemental disclosures of cash flow
      information:
        Cash paid during the year for:
          Interest                                                   $    922,708       $  3,374,992      $  6,280,859
                                                                      ===========       ============       ===========
          Income Taxes                                               $         --       $  2,244,762      $    186,310
                                                                      ===========       ============       ===========

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

During the year ended February 28, 1999, $10,209,433 of convertible notes and accrued interest were converted into 16,513,282 shares of common stock. Additionally, 90,510 shares of common stock were issued for services received totaling $90,510. During the year ended February 28, 1999, 2,000,000 shares of the Company's investment in NewCom Inc., valued at $2,820,000, were surrendered to a NewCom creditor pursuant to a security agreement that collateralized a NewCom note in the amount of $1,000,000. The Company recorded a loss of $1,820,000 as a result of this transaction in Fiscal 1999.

During the year ended February 28, 1999, $800,000 in joint ventures assets were transferred to long term investments. During the year ended February 28, 1999, the Company sold its stock investment in Telemac for $5,499,000, of which $2,750,000 was recorded as a note receivable, and proceeds of $2,699,000 were received which are reflected above as proceeds from sale of assets. During the year ended February 28, 1999, the Company assumed explicitly certain obligations of NewCom, effectively transferring approximately $9,900,000 from current notes and trade payables to litigation payable. The $9,900,000 represents NewCom obligations guaranteed by the Company, including a line of credit with a commercial lending institution and two other trade creditors.



           See accompanying notes to consolidated financial statements

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

During the year ended February 29, 2000, the Company sold its MYS subsidiary for a total of $4.2 million consisting of a $1 million down payment and a note receivable of $3.2 million. The Company also sold the assets of its AuraSound subsidiary for approximately $2.4 million consisting of a down payment of $100,000 and a note receivable of approximately $2.3 million.


Subsequent to year end, the Company issued the following shares of common stock which were recorded as a component of stockholder's equity (common stock not issued) at February 29, 2000. The common stock could not be issued prior to year end due to the limitation on the number of shares authorized (see note 13). The Company issued 2,520,000 shares of common stock for the conversion of notes payable and accrued interest of $686,524; 541,667 shares of common stock in settlement of accrued and unpaid director's fees of $146,250; 12,500,000 shares of common stock, in the amount of $3,100,000 for the Company's private placement, and 14,687,972 shares of common stock with a value of $5,200,000 to satisfy the liability for a class action settlement. In addition, 2,400,000 shares of common stock were issued as a finder's fee for the Company's private placements and 1,775,824 shares of common stock for repricing a prior private placement of the Company. The finder's fee and repricing had no effect on total stockholders' equity. The above items total 34,425,463 shares which were not issued as of February 29, 2000 due to insufficient shares being authorized. The proceeds noted above total $9,132,774 as shown in the Consolidated Statements of Stockholders' Equity as Common Stock not issued.






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

     Revenue Recognition

     The Company recognizes revenue for product sales upon shipment. The Company provides for estimated returns and allowances based upon experience. The Company also earns a portion of its revenues from license fees, and generally records these fees as income when the Company has fulfilled its obligations under the particular agreement. The Company recognized $1.5 million in revenue from the assignment of patents related to sound products in Fiscal 2000.

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

     Gains and losses on subsidiaries stock

     The Company recognizes in the consolidated statement of operations gains and losses resulting from the sale of newly-issued shares of its subsidiaries stock, unless such sales are part of a broader corporate reorganization contemplated or planned by the Company. The amount of gain or loss is determined by the resulting increase or decrease in the Company's proportionate share of the dollar amount of the subsidiary's equity resulting from such sales.

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

     Per Share Information

     The consolidated net loss per common share is based on the weighted average number of common shares outstanding during the year. Common share equivalents have been excluded since inclusion would dilute the reported loss per share. Such common stock equivalents amount to 11,709,000 common shares for convertible debt, warrants and options for the year ended February 29, 2000, and 21,312,781 and 18,070,015 for the years ended February 28, 1999 and 1998 respectively.

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

     During Fiscal 1999, the Company's management redirected its strategy to focus on the AuraGen production. The Company made the decision to cease operations in various divisions, reduce overhead and sell or lease Company assets that were not compatible with the Company's strategy. Management reviewed the estimated future cash flows related to these operations and deemed them to be insufficient to fully recover the carrying value of the assets. Accordingly, in Fiscal 1999 the Company recognized a $9,403,687 impairment expense to reduce the assets to their estimated fair value. The impairment includes a write down of property and equipment and goodwill of $8,893,259 and $510,428, respectively. Of this amount, $3,565,221 is included in the loss from discontinued operations in the Consolidated Statement of Operations.

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



(2)  Receivables

     Receivables consist of the following:

                                                         2000            1999
                                                         ----            ----
   Commercial receivables:
     Amounts billed                                   $10,100,962   $16,548,666
     Advances due from related parties                     31,455       102,773
     Less allowance for  uncollectible  receivable
        and sales returns                              (7,673,217)   (8,271,025)
                                                      ----------    -----------
           and sales returns
                                                       $2,459,200     $8,380,414
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
                                            =========              =========

     During Fiscal 1999, the Company sold a portion of its shares in Telemac Cellular Corp. (Telemac) back to Telemac. The Company then entered into a cancellation of shares agreement whereby it tendered the remaining shares to Telemac in exchange for a note receivable from Telemac resulting in a gain recognized of approximately $850,000. A payment of $1,250,000 plus accrued interest is due in February 2001, with the remaining principal balance of $1,250,000 plus accrued interest due in February 2002. The Note bears an interest rate of 8%.

     In March 1999, the Company sold MYS Corp. and subsidiaries to the management of MYS for a sales price of $4.2 million. The terms of the sale called for a $1 million down payment and twelve monthly payments of $290,000 including interest at 13.9%. All payments were made timely and the final payment was received in April 2000. A loss on the sale of MYS in the amount of $1,696,273 is included in the loss from discontinued operations. In December 1999, the Company finalized the sale of the assets of the AuraSound speaker division, total consideration received was approximately $2.4 million. The purchaser of AuraSound's assets is the same party that acquired the majority of the Company's restructured debt as described at
     Note 24. The terms of the sale called for a down payment of $100,000 and monthly payments of $100,000 plus interest at a rate of 8%. All payments have been made timely. A loss on the sale of the AuraSound assets of $1,001,369 is included in the loss from discontinued operations.

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
                                                               ==============        ==============

     At February 29, 2000, inventories consist primarily of components and completed units for the Company's AuraGen product.

(8)  Property and Equipment

     Property and Equipment, at cost is comprised as follows:

                                                                          2000                1999
                                                                          ----                ----
         Land                                                        $  3,187,997          $  3,877,074
         Buildings                                                      8,708,796             9,396,392
         Machinery and equipment                                       27,755,903            32,354,243
         Furniture, fixtures and leasehold improvements                 2,566,721             2,348,990
                                                                     ------------    ------------------
                                                                      $42,219,417           $47,976,699
                                                                      ===========           ===========


(9)  Notes Payable and Other Liabilities

     Notes Payable and Other Liabilities consist of the following:

                                                            2000               1999
                                                            ----        ---    ----
Litigation payable                                    $    5,722,221       $17,302,047
Lines of Credit (a)                                        2,584,000         3,000,000
Notes payable-equipment (b)                                   31,353           194,296
Notes payable-buildings (c)                                5,535,693         8,549,854
Unsecured notes payable (d)                                6,807,676         5,190,747
Trade debt (e)                                            10,961,151                --
Secured notes payable (f)                                 15,309,622                --
                                                          ----------    --------------
                                                          46,951,716        34,236,944
Less: current portion                                      9,899,531         8,787,113
                                                      --------------    --------------
Long term portion                                         37,052,185        25,449,831
Reserve for environmental cleanup                            554,510           505,698
                                                         -----------       -----------
                                                      $   37,606,695       $25,955,529
                                                       =============    ==============

 (a) The line of credit consists of a single credit line in the amount of $3 million, bearing an interest rate of 12% and is secured by a general security interest in the assets of the Company. The line currently calls for a monthly principal payment of $100,000 plus accrued interest, and does not allow for any additional draws. The Company is in violation of substantially all of the original terms of this agreement, for which it has received a waiver from the bank.

 (b) Notes payable-equipment at February 29, 2000 consists of a note maturing in February 2005 bearing interest at the rate of 8.45%.

 (c) Notes payable-buildings consists of a 1st Trust Deed on a building in California, due in Fiscal 2009 and bearing interest at a rate of 7.625%, and in Fiscal 1999 includes a note due October 2000 collateralized by a building in Malaysia with interest at the Bank's Libor rate plus 1.5%.

 (d) Unsecured notes payable consists of four notes at February 29, 2000 and three notes at February 28, 1999 all bearing interest at a rate of 8%.

 (e) Trade debt was restructured with payment terms over a three year period with interest at 8% per annum commencing on January 2000.

 (f) Secured notes payable consists of three notes bearing interest at a rate of 8%. One of the secured notes includes warrants to purchase 1,000,000 shares of the Company's common stock exercisable at $0.375 per share. On another of the secured notes, in the event of default the holder is entitled to convert the unpaid principal and interest into common stock of the Company at $0.60 per share; however, the Company is entitled to a discount if the note is prepaid, which discount is initially 20% of the amount prepaid, and the discount declines proportionally over the three year term of the note.

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

(10) Notes Payable

     In Fiscal 1993, the Company issued its Secured 7% Convertible Notes due 2002 in the total amount of $5.5 million. In Fiscal 1999, the remaining obligation of $2,122,900, related to these notes was redeemed by the Company.

     In Fiscal 1998, the Company issued $34.5 million of unsecured notes payable to investors. Of this amount approximately $14 million is convertible into the Company's Common Stock. During Fiscal 1998 the Company redeemed $3.8 million of notes issued in Fiscal 1997 and $2 million of notes issued in Fiscal 1998. Additionally, $4.5 million of notes issued in Fiscal 1997 were converted into 3,164,001 shares of common stock.

     In Fiscal 1999, the Company issued $8 million of unsecured notes payable to investors and $4,662,900 of secured notes payable to investors. During Fiscal 2000 the Company redeemed $1.6 million of convertible notes issued in Fiscal 1998 with the payment of $430,000 in cash and the issuance of 3,500,000 shares of common stock. Additionally, in Fiscal 1999, $9,662,184 worth of convertible notes issued in Fiscal 1998 plus interest of $547,249, were converted into 16,513,282 shares of common stock.

     In Fiscal 2000, the Company restructured much of its convertible notes payable through debt forgiveness and equity conversion (see note 24).

(11) Accrued Expenses

     Accrued expenses consist of the following:

                                                            2000              1999
                                                            ----              ----
Accrued payroll and related expenses                     $   582,850       $1,076,185
Bond interest payable                                        261,330        4,535,789
Deferred income                                              500,000                --
Other                                                        290,120        2,444,809
                                                          ----------    -------------
                                                         $ 1,634,300       $8,056,783
                                                          ==========    ==============

(12) Income Taxes

     At February 29, 2000, the Company had net operating loss carry-forwards for Federal and state income tax purposes of approximately $242 million and $108 million respectively, which expire through 2020.

     Under SFAS 109 "Accounting for Income Taxes" the Company utilizes the liability method of accounting for income taxes. Accordingly, the Company has recorded a deferred tax benefit of approximately $97 million for Fiscal 2000 and $93 million for Fiscal 1999. The Company has also recorded a valuation account to fully offset the deferred benefit due to the uncertainty of the realization of this benefit. The deferred tax benefit consists solely of the benefit of the net operating loss carryforward.

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
                                                                      =======       ===========

     The following table summarizes information about director stock options at February 29, 2000:

                                 Number             Average             Weighted              Number
           Range of          Outstanding at     Remaining Life      Average Exercise      Exercisable As
                                                              -
        Exercise Price          2/29/00            in Years              Price              of 2/29/00
        --------------          -------            --------              -----              ----------

             $2.30                50,000             7.13                 $2.30                  50,000
             $2.06               450,000             7.36                 $2.06                 400,000

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
                                                                  ===========       ---==========

     The following table summarizes information about employee stock options at February 29, 2000:

                                 Number             Average             Weighted              Number
           Range of          Outstanding at     Remaining Life      Average Exercise      Exercisable As
                                                              -
        Exercise Price          2/29/00            in Years              Price              of 2/29/00
        --------------          -------            --------              -----              ----------

             $1.44               431,000             0.92                 $1.44                 431,000
             $7.25                 6,000             1.75                 $7.25                   6,000
          $3.00-$4.00            215,000             2.62                 $3.47                 215,000
             $7.31                 6,000             3.60                 $7.31                   6,000
          $1.79-$2.15          2,481,000             7.42                 $2.04               2,481,000
             $3.31             2,800,000             8.05                 $3.31                 560,000

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

     For cash, cash equivalents, trade receivables and trade payables, the carrying value of these amounts is a reasonable estimate of their fair value.

     The fair value of noncurrent receivables, including notes receivable are estimated by using the current rates at which similar loans would be made to such borrowers based on the remaining maturities, consideration of credit risks, and other business issues pertaining to such receivables.

     Long and Short Term Debt: The fair values of debt instruments are estimated based on quoted market prices or, where quoted prices are not available, estimated based upon borrowing rates for similar debt instruments or on estimated prices based on current yields for debt issues of similar quality and terms.

     Considerable judgment is necessarily required in interpreting market data to develop estimates of fair value. Accordingly, the estimates used by us are not necessarily indicative of the amounts that the Company would realize in a current market exchange.

     The Company performs credit background checks and evaluates the credit worthiness of all potential new customers prior to granting credit. UCC financing statements are filed, when deemed necessary.

(19) Other (Income) and Expenses

     Other (income) and expenses consist of:

                                                           2000                  1999                  1998
                                                           ----                  ----                  ----

             Legal settlements                              2,777,762             7,717,518             1,700,000
             Equity in  losses  of  unconsolidated
             joint ventures                                        --             6,268,384             1,937,747
             (Gain) loss on disposal of assets                 93,638               925,525              (555,326)
             Loss on disposal of investment                        --             4,877,839                    --
             Termination of license arrangement                    --                    --             3,114,030
             Other income                                  (1,454,641)             (906,921)             (152,490)
             Interest expense                               4,476,690            11,679,701             6,450,741
                                                            ---------            ----------         -------------
                                                        $   5,893,449         $  30,562,046         $  12,494,702
                                                            =========          ============            ==========

     The loss on disposal of investment in Fiscal 1999, consists of a loss on investment in 4th Network Communications by the Company's NewCom subsidiary. The majority of the legal settlements noted above were recorded in the fourth quarter of each fiscal year, primarily as a result of settlements reached subsequent to each respective fiscal year.

(20) Gain on Issuance and Sale of Subsidiary Stock

     In September 1997, the Company's then wholly-owned subsidiary, NewCom Inc., which was engaged in the manufacture, packaging, selling and distribution of computer-related communications and sound-related products completed an Initial Public Offering in which 2,000,000 newly issued shares were sold to the public for cash at a per share price of $9.50 for a total of $19,000,000, along with 300,000 shares of the Company's holdings. In February 1998 the Company sold, for cash, an additional 200,000 shares, at a per share price of $14.625 resulting in a reduction of its ownership percentage to approximately 70.2% as of February 28, 1998. As a result of these transactions, the Company has reported a gain on issuance and sale of subsidiary stock in fiscal 1998 of approximately $12.1 million consisting of approximately $4.7 million on the sale of 500,000 shares, and approximately $7.4 million on the sale of the newly issued shares. No current or deferred income taxes have been provided on the gain recognized as the Company has sufficient net operating loss carryforwards to offset any current or future income tax liability resulting from these transactions. The legal settlements shown above were record in the fourth quarter of each fiscal year.

(21) Fourth Quarter Adjustments

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

(22) Segment Reporting

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

     The electromagnetic and electro-optical technology operating segment consists of the development, commercialization and sales of products, systems and components using patented and proprietary electromagnetic and electro-optical technology. The Company has aggregated all electromagnetic and electro-optical operating units due to commonality of economic characteristics, technology employed, and class of customer. This includes the ceramics business which is involved in the manufacture and sale of piezo electric based electro-magnetic micro actuators. In addition, this segment also includes our corporate headquarters, revenues generated from the sale of computer monitors, activity from Electrotec and license fees. The overall management and operating results for this segment are based on the activities and operations as noted.

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

                                      Aura               NewCom             AuraSound          Consolidated
Net Revenues*                                      (in thousands)
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

Segment Reporting
Net Revenue from customer geographical segments are as follows (in thousands):

                                            2000                         1999                            1998
                                            ----                         ----                            ----
U.S., Canada, Latin America             $6,845        96.75%       $58,871       72.22%       $120,517    88.15%
Europe                                      63          .89            772        0.95             451     0.33
Asia                                       168         2.36         21,875       26.83         15,747     11.52
                                 ----      ---      -------  --     ------      -------   ---  -------   ------
                                        $7,076       100.00%       $81,518      100.00%      $136,715    100.00%
                                        ======       =======       =======      ======       =========   ======

     All of the Company's operating long-lived assets are located in the United States

(23) Discontinued Operations

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

(24) Subsequent Events

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

     2000 Stock Option Plan

     At the March 6, 2000 Annual Meeting, the Company's Board of Directors adopted, and shareholders approved, the 2000 Stock Option Plan.

(25) Extinguishment of Debt

     At the start of Fiscal 2000, the Company had $38,481,782 in convertible notes payable, of which most were in default. During the current year the Company restructured much of its convertible notes payable obligation through debt forgiveness and equity conversion. With the debt restructure, $11,009,102 of convertible notes was converted into 71,054,445 shares of the Company's common stock, of which 2,520,000 shares are not reflected as outstanding as of February 29, 2000. The Company also redeemed $430,000 of convertible notes, and $12,535,898 in convertible notes and $5,850,168 in accrued interest were forgiven. The balance of these notes became non convertible and are included in secured notes payable for the year ended February 29, 2000, as detailed in footnote 10. A majority of the restructure was accomplished by a single unrelated party acquiring $21,345,000 of the convertible notes payable and subsequently converting $9,224,102 into 65,034,445 shares of the Company's common stock and debt forgiveness of $12,120,898. In addition, $682,852 in accounts payable and accrued expenses was also forgiven. Total debt forgiveness of $19,068,918 is reflected as an extraordinary item in the accompanying consolidated financial statements and resulted in extraordinary income per share of $.15.

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