Form 10-Q/A
period 2000-05-31
AURA SYSTEMS INC
filed 2001-05-15
CIK 826253

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

                       AURA SYSTEMS, INC. AND SUBSIDIARIES

                                      INDEX


                                                                                                      Page No.

<

PART I.       FINANCIAL INFORMATION

         ITEM 1.      Financial Statements

                      Statement Regarding Financial Information                                        1

                      Condensed Consolidated Balance Sheets as of
                      May 31, 2000 and February 29, 2000                                               2

                      Condensed Consolidated Statement of Operations for the three
                      Months Ended May 31, 2000 and 1999                                               3

                      Condensed Consolidated Statements of Cash Flows for the Three
                      Months Ended May 31, 2000 and 1999                                               4

                      Notes to Condensed Consolidated Financial Statements
                                                                                                       5

         ITEM 2.      Management's Discussion and Analysis of Financial Condition and
                      Results of Operations                                                            6

PART II.  OTHER INFORMATION

         ITEM 1.      Legal Proceedings                                                                9
         ITEM 4.    Submission of Matters to Vote by Security Holders                                  9

         ITEM 6.      Exhibits and reports on Form 8-K                                                 9

SIGNATURES                                                                                             11


3


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


                       AURA SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                        May 31,                February 29,
Assets                                                                                  2000                      2000      *
                                                                                     -------------            ----------------

Current assets
     Cash and equivalents                                                    $         406,175          $        260,437
     Receivables-net                                                                 1,722,797                 2,459,200
     Inventories                                                                    10,004,240                11,189,227
     Notes receivable                                                                3,653,476                 3,557,007
     Other current assets                                                              900,096                   360,177
                                                                               ---------------           ---------------

       Total current assets                                                         16,686,784                17,826,048
                                                                               ---------------          ----------------

     Property and equipment, at cost                                                41,075,400                42,219,417
     Less accumulated depreciation
         and amortization                                                          (16,219,505)             (15,184,362)
                                                                              -----------------          ---------------

Net property and equipment                                                          24,855,895                27,035,055


     Long term investments                                                           2,123,835                 2,123,835
     Long term receivables                                                           3,684,189                 1,250,000
     Patents and trademarks, net                                                     4,553,995                 4,615,769
     Other assets                                                                    3,261,586                 3,271,831
                                                                               ---------------          ----------------
       Total                                                                 $      55,166,284         $      56,122,538
                                                                              ================          ================

Liabilities and Stockholders' Equity

Current liabilities:
     Notes payable                                                           $       8,742,983         $       9,899,531
     Accounts payable                                                                3,935,704                 4,216,004
     Accrued expenses                                                                4,703,300                 1,634,300
     Convertible note, unsecured                                                       250,000                 1,250,000
                                                                              ----------------          ----------------

       Total current liabilities                                                    17,631,987                16,999,835
                                                                              ----------------          ----------------

Notes payable and other liabilities                                                 37,219,555                37,606,695

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

                       AURA SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THREE MONTHS ENDED MAY 31, 2000 AND 1999
                                   (Unaudited)


                                                                          2000                          1999
                                                                     ----------------              ---------------

Net Revenues                                                            $      381,521             $ 1,540,729

     Cost of goods and overhead                                              2,514,357                3,225,375
                                                                             ---------             ------------

Gross Profit                                                               (2,132,836)              (1,684,646)
                                                                           -----------             ------------

Expenses

     Selling, general and administrative                                     2,203,516                2,506,257
     Research and development                                                   32,048                  108,557
                                                                        --------------             -------------

     Total expenses                                                          2,235,564                2,614,814
                                                                        --------------             ------------

(Loss)  from operations                                                    (4,368,400)               (4,299,460)
                                                                        --------------             -------------

Other (income) and expense

     (Gain) on sale of assets                                               (1,756,746)                          -
     Other (income) expense                                                   (563,401)                   88,214
     Interest expense -net                                                     562,013                   797,184
                                                                           -----------              -------------

Loss from continuing operations                                             (2,610,266)                (5,184,858)
                                                                        ---------------            ----------------

Loss from discontinued operations                                                    -                   (302,022)
                                                                        --------------           ----------------

Net (loss)                                                              $   (2,610,266)              $ (5,486,880)
                                                                         ==============            =============

Net (loss) per common share-basic                                       $         (.01)            $         (.05)
                                                                         ==============            ===============

Weighted average shares used
to compute net (loss) per share                                            237,107,199               107,786,500
                                                                           ===========              ============


     See accompanying notes to condensed consolidated financial statements.


                       AURA SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE THREE MONTHS ENDED MAY 31, 2000 AND 1999
                                   (Unaudited)

                                                                          2000                         1999
                                                                      ------------               -------------

Net cash (used) in operations                                         $       (29,064)         $     (5,277,473)
                                                                       ---------------          ----------------

Cash flows from investing activities:
      Proceeds from sale of subsidiary and assets                               64,311                 1,000,000
      Notes receivable                                                        905,092                   516,667
     Purchase of property and equipment                                             -                   (70,704)
                                                                      ---------------           ----------------

     Net cash provided by investing
         activities                                                           969,403                 1,445,963
                                                                      ---------------           ---------------

Cash flows from financing activities:

     Net proceeds (repayments) from borrowings                               (100,000)                        -
      Proceeds from exercise of warrants                                             -                     9,300
     Repayment of debt                                                       (978,601)                         -
      Net proceeds from sale of stock                                         284,000                         -
                                                                      ---------------           ---------------

     Net cash provided (used) by financing
     activities:                                                             (794,601)                    9,300
                                                                      ----------------          ---------------

Net increase (decrease) in cash and equivalents                               145,738                (3,822,210)
Cash and equivalents at beginning of period                                   260,437                  3,822,210
                                                                      ---------------           ----------------

Cash and equivalents at end of period                                 $        406,175         $               0
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

         In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) and reclassifications for comparability necessary to present fairly the financial position at May 31, 2000 and results of operations and cash flows for the three months ended May 31, 2000 and 1999.

2)       Capital

In the quarter ended May 31, 2000, common stock outstanding increased by a total of 42,091,673 shares as follows: 34,425,463shares were issued in the first quarter that were not issued at February 29, 2000 due to insufficient stock being authorized; 3,000,000 shares were issued upon conversion of a $1 million note payable, 462,963 shares were issued to satisfy a liability in the amount of $125,000, 4,032,941 shares were issued as finders fees relating to private placements in the prior year, 150,000 shares were sold for gross proceeds of $300,000, and 20,306 shares were issued to adjust a prior issuance. In the quarter ended May 31, 1999, warrants to purchase 70,000 shares of common stock of the Company were exercised.

3)   Inventories

     Inventories, stated at the lower of cost (first in, first out) or market, consist of the following:

                                                                      May 31              February 28,
                                                                       2000                   2000
                                                                       ----                   ----
Raw materials                                                    $     3,043,822          $    4,205,828
Finished goods                                                         7,287,354               7,310,335
Reserved for potential product obsolescence                             (326,936)               (326,936)
                                                                   --------------               ---------
                                                                 $    10,004,240          $   11,189,227
                                                                      ==========           =============

     Inventories consist primarily of components and completed units for the Company's AuraGen product. The reserve for potential product obsolescence consists solely of parts for the Company's actuator products.

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

     Results of Operations

     For the three months ended May 31, 2000, the Company had a net loss of $2,610,266 on net revenue of $381,521 compared to a loss from continuing operations of $5,184,858 on net revenue of $1,540,729 in the prior year period. The decrease in revenue is primarily attributable to the sale of the assets of the Company's wholly owned subsidiary, Aura Ceramics. Approximately 56%, or $860,000 of the sales in the comparable prior fiscal year quarter were attributable to this subsidiary with the balance primarily attributed to the Company's AuraGen product. Revenues in the current year period are solely AuraGen related.

     Cost of goods and overhead decreased from $3.2 million in the quarter ended May 31, 1999 to $2.5 million in the quarter ended May 31, 2000, due primarily to the disposition of the assets of the Company's Aura Ceramics subsidiary. Approximately 13% of the cost of goods and overhead in the comparable prior fiscal year quarter was attributable to this subsidiary.

     Selling, general and administrative expenses decreased from $2.5 million in the quarter ended May 31, 1999 to $2.2 million in the quarter ended May 31, 2000 as a result of the sale of the assets of the ceramics facility and the reduction of employees at the headquarters facility.

     Research and development expense decreased from $108,557 in the quarter ended May 31, 1999 to $32,048 in the quarter ended May 31, 2000, as the Company focused its reduced resources on the sales and marketing of the Company's product, the AuraGen(TM).

     Depreciation and amortization for the quarter ended May 31, 2000 totaled approximately $1.6 million.

     The Company recorded a gain of $1,756,746 on the sale of assets of its ceramics facility in the quarter ended May 31, 2000.

     Other income and expense for the quarter ended May 31, 2000 consists primarily of forgiveness of debt of approximately $190,000, reimbursement of prior period legal expenses of approximately $180,000, and insurance claims and refunds of approximately $90,000.

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

     Cash flows used in operations decreased by $5,148,409 as compared to the fiscal quarter ended May 31, 1999. This is primarily a result of the reduction in the loss from operations of $2.6 million coupled with the reduction in receivables of approximately $700,000, the reduction in inventory of approximately $1.2 million and the increase in accrued liabilities of approximately $3.1 million. The Company's working capital was a negative $945,203 at May 31, 2000 as compared to $826,213 at the fiscal year ended February 29, 2000 while the current ratio declined to .95:1 at May 31, 2000 from 1.05:1 at February 29, 2000.

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

PART II - OTHER INFORMATION


Item 1: Legal Proceedings

     For  information  regarding  pending legal  proceedings,  see Note 4 to the
Company's  Condensed  Financial   Consolidated  Financial  Statements  appearing
elsewhere herein.

Item 2: Changes in Securities

     During the first quarter of Fiscal 2001 the Company issued 3,000,000 shares of Common Stock to a single person upon conversion of a $1,000,000 convertible note payable and received $300,000 from the sale to such person of 150,000 shares.

     During the first quarter of Fiscal 2001 462,963 shares of Common Stock were issued to a single person in satisfaction of a liability of $125,000.

     During the first quarter of Fiscal 2001 4,032,941 shares were issued to five persons as finders fees for private placements in the prior fiscal year.

     All of the foregoing transactions were exempt from registration pursuant to
Section 4(2) of the Securities Act of 1933 as these offerings were a private placement to a limited number of accredited investors."

Item 4: Submission of Matters to Vote by Security Holders

     The Company's 1999 Annual Meeting of Shareholders was held on March 6, 2000. At the Annual Meeting each of the Company's nominees were elected to serve as directors of the Company. The election results are as follows:

                                                                                      .
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







                                                AURA SYSTEMS, INC.
                                            ------------------------------
                                                 (Registrant)






Date: May 11, 2001               By:           /s/Steven C. Veen
       ----------------------------      -----------------------------
                                                Steven C. Veen
                                               Senior Vice President
                                              Chief Financial Officer
                                 (Principal Financial and Accounting Officer
                                           and Duly Authorized Officer)