Form 10-Q/A
period 2000-08-31
AURA SYSTEMS INC
filed 2001-05-15
CIK 826253

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing   requirements   for  the  past  90  days:   YES  [X]  NO   [ ]


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

                       AURA SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                                                                  August 31,               February 29,
Assets                                                                               2000                      2000*
------                                                                           -------------            ---------------

Current assets:
Cash and equivalents                                                          $       558,891              $    260,437
Receivables-net                                                                       330,693                 2,459,200
Inventories                                                                         9,846,519                11,189,227
Notes receivable                                                                    2,535,732                 3,557,007
Other current assets                                                                  757,589                   360,177
                                                                              ---------------           ---------------

       Total current assets                                                        14,029,424                17,826,048
                                                                                   ----------                ----------

Property and equipment, at cost                                                    41,112,318                42,219,417
Less accumulated depreciation
     and amortization                                                             (17,799,788)              (15,184,362)
                                                                              ----------------          ----------------

Net property and equipment                                                         23,312,530                27,035,055

Long term investments                                                               2,123,835                 2,123,835
Long term receivables                                                               3,845,810                 1,250,000
Patents and trademarks- net                                                         4,492,031                 4,615,769
Other assets                                                                        3,272,471                 3,271,831
                                                                              ---------------           ---------------
      Total                                                                   $    51,076,101           $    56,122,538
                                                                              ===============           ===============

Liabilities and Stockholder's Equity

Current liabilities:
Notes payable                                                                 $     8,745,615           $     9,899,531
Accounts payable                                                                    4,161,928                 4,216,004
Accrued expenses                                                                    1,362,760                 1,634,300
Convertible note-unsecured                                                            125,000                 1,250,000
                                                                              ---------------            --------------

Total current liabilities                                                          14,395,303                16,999,835
                                                                                   ----------                ----------

Notes payable and other liabilities                                                36,222,161                37,606,695
                                                                              ---------------           ---------------

COMMITMENTS AND CONTINGENCIES
Stockholders' equity
   Common  stock par value  $.005  per  share and  additional  paid in capital.  Issued and outstanding  261,296,741  and 196,975,392  shares
respectively.                                                                 251,608,081               234,196,092
   Common stock not issued                                                                  -                 9,132,774
   Cumulative currency translation adjustment (CTA)                                  (365,932)                 (365,932)
   Accumulated deficit                                                           (250,783,512)             (241,446,926)
                                                                                 -------------          ----------------

       Total stockholders' equity                                                     458,637                 1,516,008
                                                                              ---------------           ---------------
       Total                                                                  $    51,076,101           $    56,122,538
                                                                              ===============           ===============


     See accompanying notes to condensed consolidated financial statements.

* Amounts at February 29, 2000 have been derived from audited financial statements

                       AURA SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               THREE AND SIX MONTHS ENDED AUGUST 31, 2000 AND 1999
                                   (Unaudited)


                                                            Three Months                                Six Months

                                                             2000               1999               2000              1999
                                                             ----               ----               ----              ----

Net Revenues                                              $ 386,885         $2,644,388          $ 768,406          $5,225,081

     Cost of goods and overhead                           2,556,062          3,622,715          5,070,419           8,268,383
                                                          ---------          ---------          ---------           ---------

Gross Profit                                             (2,169,177)         (978,327)         (4,302,013)         (3,043,302)

Expenses

     Selling, general and administrative                   3,642,773         2,522,474           5,536,478           5,801,765
     Research and development                                 53,903           128,494              85,951             244,621
                                                           ---------    --------------         -----------     ---------------

     Total costs and expenses                              3,696,676         2,650,968           5,622,429           6,046,386
                                                           ---------    --------------           ---------      --------------

 Loss from operations                                     (5,865,853)      (3,629,295)          (9,924,442)         (9,089,688)

Other (income) and expense

    (Gain) loss on sale of subsidiary                              -                 -                   -           (877,512)
     (Gain) loss on disposition of assets                          -         1,405,049         (1,756,746)          1,405,049
     Other (income)                                         (891,227)         (110,701)        (1,454,628)            (22,659)
     Legal settlements and costs                           1,254,685           201,376          1,564,496             219,511
     Interest expense-net                                    497,009           774,350          1,059,022           1,572,172
                                                             -------      ------------          ---------       -------------

Net loss                                                 $(6,726,320)   $   (5,899,369)       $(9,336,586)   $     (11,386,249)
                                                         ============    ==============       ============         ============

Net loss per common
share-basic                                          $         (.03)    $         (.06)    $         (.04)     $         (.11)
                                                      ==============     ==============     ==============      ==============

Weighted average shares used to
compute net loss  per share                          250,037,915           107,822,043      243,572,557           107,804,271
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

2)   Capital

     In the quarter ended August 31, 2000, common stock outstanding increased by a total of 22,229,676 shares from the quarter ended May 31, 2000 as follows:
542,411 shares were issued upon conversion of a $125,000 note payable, 2,783,761 shares were issued to satisfy liabilities in the amount of $865,000, 117,189 shares were issued as finders fees and 18,786,315 shares were sold for net proceeds of $5,853,600. In the six months ended August 31, 1999, warrants to purchase 70,000 shares of common stock of the Company were exercised.

3)   Inventories

     Inventories, stated at the lower of cost (first in, first out) or market, consist of the following:

                                                                    August 31             February 28,
                                                                       2000                   2000
                                                                       ----                   ----
Raw materials                                                    $     3,157,540          $    4,205,828
Finished goods                                                         7,015,915               7,310,335
Reserved for potential product obsolescence                             (326,936)               (326,936)
                                                                   --------------               ---------
                                                                 $     9,846,519          $   11,189,227
                                                                       =========           =============

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

          Results of Operations

     Revenue for the three and six month periods ended August 31, 2000 decreased by $2,257,503 and $4,456,675 to $386,885 and $768,406 from the corresponding periods in the prior year. The decrease in revenue is primarily attributable to the sale of the Company's wholly owned subsidiary Aura Ceramics, which accounted for approximately $1.5 million or 29% of revenues for the six month period, and the discontinuation of the AuraSound business. The prior year period included revenues of $1.5 million in license fees pertaining to sound patents. Revenues in the current year period are solely related to the AuraGen.

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

     In the six months ended August 31, 2000, the Company recorded a gain of $1,756,746 on the sale of the assets of its ceramics facility. In the prior year period the Company recorded a loss of $1,405,049 on the disposition of assets of its AuraSound subsidiary and a gain of $877,512 on the sale of MYS.

     Other income for the six months ended August 31, 2000 consists primarily of forgiveness of debt of approximately $1.1 million, reimbursement of prior period legal expenses of approximately $180,000, and insurance claims and refunds of approximately $90,000.

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

     Liquidity and Capital Resources

     At August 31, 2000, the Company had cash of $558,891 as compared to a cash balance of $260,437 at February 29, 2000. Accounts payable and accrued expenses decreased by $325,616 from February 29, 2000. Inventories decreased by $1,342,708, and accounts receivable decreased by $2,128,507. These changes were primarily a result of the disposition of assets of the Company's ceramics subsidiary.

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

ITEM 2 Changes in Securities

          Private Placement of Units

          Subsequent to the end of Fiscal 2000 the Company conducted a private offering to a group of accredited investors for the sale of approximately 19 million shares of Common Stock with one-half warrant to purchase a share of Common Stock at $0.48 per share for each share sold, for total net proceeds of approximately $5.8 million. The offering was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 as the offering was a private placement to a limited number of accredited investors.

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

          Other Issuances

          During the second quarter of Fiscal 2001 542,411 shares of Common Stock were issued to a single person in conversion of a $125,000 note payable.

          During the second quarter of Fiscal 2001 an aggregate of 117,189 shares of Common Stock were issued to two persons as finders fees for a private placement.

          All of the foregoing transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 as these offerings were a private placement to a limited number of accredited investors

ITEM 6 Exhibits and Reports on Form 8-K

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







                                             AURA SYSTEMS, INC.
                              ------------------------------------------------
                                             (Registrant)






Date:     May 14, 2001                                  By:  /s/Steven C. Veen
      ------------------------------                    ----------------------
                                                              Steven C. Veen
                                                        Senior Vice President
                                                      Chief Financial Officer
                   (Principal Financial and Accounting Officer)