Form 10-Q/A
period 2000-11-30
AURA SYSTEMS INC
filed 2001-05-15
CIK 826253

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

                Class                           Outstanding at January 11, 2001

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

         ITEM 2.     Management's Discussion and Analysis of Financial Condition and Results of
                     Operations
                                                                                                            9


PART II. OTHER INFORMATION

         ITEM 1.     Legal Proceedings                                                                      12

         ITEM 2.     Changes in Securities                                                                  12

         ITEM 5.  Other Information                                                                         12

         ITEM 6.     Exhibits and Reports on Form 8-K                                                       12

SIGNATURES                                                                                                  13

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

* Amounts at February 29, 2000 have been derived from audited financial statements

                       AURA SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             THREE AND NINE MONTHS ENDED NOVEMBER 30, 2000 AND 1999
                                   (Unaudited)

                                                           Three Months                             Nine Months

                                                       2000              1999                 2000                1999
                                                       ----              ----                 ----                ----

Net Revenues                                          $     501,803      $   1,089,984       $   1,270,209        $   6,315,065

     Cost of goods and overhead                           2,382,663          2,808,880           7,453,082           11,077,263
                                                          ---------          ---------     ---------------      ---------------

Gross Profit                                             (1,880,860)        (1,718,896)         (6,182,873)          (4,762,198)

Expenses

     Selling, general and administrative                  1,628,208          1,483,544           7,164,686            7,285,309
     Research and development                               246,384            128,594             332,335              373,215
                                                      -------------      -------------      --------------       --------------

     Total costs and expenses                             1,874,592          1,612,138           7,497,021            7,658,524
                                                     --------------     --------------      --------------       --------------

Loss from operations                                     (3,755,452)        (3,331,034)        (13,679,894)         (12,420,722)

Other (income) and expense

     (Gain) loss on sale of subsidiary                           --                 --                  --             (877,512)
     (Gain) loss on disposition of assets                        --            144,248          (1,756,746)           1,549,297
     Other income                                          (707,185)          (249,801)         (2,161,813)            (272,460)
     Legal settlements and costs                          1,046,792             60,124           2,611,288              279,635
     Interest expense-net                                   557,960            904,042           1,616,982            2,476,214
                                                   ----------------     --------------   -----------------       --------------

Net loss                                             $   (4,653,019)    $   (4,189,647)       $(13,989,605)         $(15,575,896)
                                                     ===============    ===============       =============         ============

Net loss per common share-basic                    $           (.02)   $          (.04)   $          (.06)     $          (.14)
                                                   =================    ===============   ================      ===============

Weighted average shares used
to compute net loss per share                      274,403,680          107,822,043            253,849,598          107,810,152
                                                   ===========        =============      =================    =================



     See accompanying notes to condensed consolidated financial statements.


                       AURA SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED NOVEMBER 30, 2000 AND 1999
                                   (Unaudited)
                                                                          2000                         1999
                                                                      ------------               -------------
Net cash (used) in operations                                    $         (9,012,671)        $      (6,796,443)
                                                                           -----------         -----------------

Cash flows from investing activities:

     Proceeds from sale of subsidiary                                          64,311                 1,000,000
     Additions to property and equipment                                      (17,123)                 (324,194)
     Note receivable                                                        1,363,551                 2,696,000
                                                                      ---------------           ---------------

     Net cash provided by (used) in investing
         activities                                              1,410,739                            3,371,806

Cash flows from financing activities:

     Net proceeds (repayment) from short-term
       borrowing                                                             (400,000)                        --
     Repayment of debt                                                     (1,718,977)                 (115,757)
     Net proceeds from sale of stock                                         9,884,315                        --
     Proceeds from exercise of warrants                                             --                     9,300
                                                                      ----------------          ----------------

     Net cash provided  (used) by financing
       activities:                                               7,765,338                             (106,457)
                                                                 ---------                       ---------------

Net increase (decrease) in cash and cash equivalents
                                                                              163,406                (3,531,094)

Cash and cash equivalents at beginning of year                                 260,437                 3,822,210
                                                                       ---------------           ---------------

Cash and cash equivalents at end of period                            $        423,843          $        291,116
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
                                                                        ==============            ==============

Supplemental disclosure of noncash investing and financing activities:

In the nine months ended November 30, 2000, $2,363,019 of notes payable and accrued interest were converted into 5,648,917 shares of the Company's common stock. The Company issued 12,042,627 shares of common stock to satisfy liabilities of $6,509,189. Effective March 1, 2000, the Company sold the assets of its Ceramics subsidiary for $3.5 million in the form of a note receivable of $2.5 million, a cash down payment of $64,311, included above, and the payment of $800,000 to third parties in satisfaction of liabilities.

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

2)   Capital

     In the quarter ended November 30, 2000, common stock outstanding increased by a total of 20,080,068 shares from the quarter ended August 31,2000 as follows: 2,106,506 shares were issued upon conversion of $1,238,019 of notes payable, 8,795,903 shares were issued to satisfy liabilities in the amount of $5,519,189 and 9,177,659 shares were sold for net proceeds of $3,730,715. In the nine months ended November 30, 1999, warrants to purchase 70,000 shares of common stock were exercised.

3)   Inventories

     Inventories, stated at the lower of cost (first in, first out) or market, consist of the following:

                                                                   November 30,           February 28,
                                                                       2000                   2000
                                                                       ----                   ----
Raw materials                                                    $     3,403,929          $    4,205,828
Finished goods                                                         6,650,209               7,310,335
Reserved for potential product obsolescence                             (326,936)               (326,936)
                                                                   --------------               ---------
                                                                 $     9,727,202          $   11,189,227
                                                                       =========           =============

     Inventories consist primarily of components and completed units for the Company's AuraGen product. The reserve for potential product obsolescence consists solely of parts for the Company's actuator products.

4)   Recently issued accounting pronouncements

     In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," to provide guidance on the recognition, presentation, and disclosure of revenue in financial statements. Changes in accounting to apply the guidance in SAB No. 101 may be accounted for as a change in accounting principle effective January 1, 2000. Management has not yet determined the complete impact of SAB No. 101 on the Company; however, management does not expect that application of SAB No. 101 will have a material effect on the Company's revenue recognition and results of operations.

     In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," (an Interpretation of Accounting Principles Bulletin Opinion No. 25 ("APB 25")) ("FIN 44"). FIN 44 provides guidance on the application of APB 25, particularly as it relates to options. The effective date of FIN 44 is July 1, 2000, and the Company has adopted FIN 44 as of that date.

5)   Contingencies

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

     Net revenue for the three and nine month periods ended November 30, 2000 decreased by $588,181 and $5,044,856 to $501,803 and $1,270,209 from the corresponding periods in the prior year. The decrease in revenue is primarily attributable to the sale of the assets of the Company's wholly owned subsidiaries Aura Ceramics, which accounted for approximately $2.1 million or 33% of revenues for the nine month period, and AuraSound. The prior year period included $1.5 million in license fees pertaining to sound patents. Revenues in the current year period are solely related to the AuraGen.

     With the recently announced addition of major companies as distributors for the AuraGen, the Company expects that revenue growth will begin to increase at an accelerating rate. The accelerating increase in the rate of revenue growth is expected to favorably impact the Company's operations in terms of cash flow from operations and net earnings.

     The  distribution  agreements  provide  the  distributor  with a  protected geographic area for selling and servicing of the AuraGen. Distributors are required to have dedicated personnel for sales and service and provide service seven days a week 24 hours a day. In addition, distributors are required to maintain sufficient inventory to serve the area. All inventory at the distributor is sold without any return rights other than warranty.

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

     Other income for the nine months ended November 30, 2000 consists primarily of debt forgiveness of approximately $1.6 million, reimbursement of prior period legal expenses of approximately $180,000, and insurance claims and refunds of approximately $120,000.

     Legal costs and settlements for the nine months ended November 30, 2000 increased by approximately $2.3 million from the prior year nine months. Of this amount, $750,000 was charged to expense in the current quarter relating to the previously disclosed matter with Excalibur. This was a result of the release of 3,000,000 shares of Aura common stock from escrow.

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

     Cash flows used in operations increased by $2,216,228 compared to the prior year nine months. The increase is due primarily to the decrease in accounts payable and accrued expenses and the increase in other current assets. Working capital was $2,346,360 as compared to $826,213 at the fiscal year end level, with the current ratio improving to 1.21:1 from 1.05:1.

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

     During the third quarter of Fiscal 2001 2,106,506 shares of Common Stock were issued to a single person as payment for a $1.2 million note payable.

     During the third quarter of Fiscal 2001 8,795,903 shares of Common Stock were issued to a small group of creditors as payment for approximately $5.5 million of liabilities.

     During the third quarter of Fiscal 2001 9,177,659 shares of Common Stock were issued in connection with a private placement to a small group of investors, resulting in net proceeds of approximately $3.7 million.

     All of the foregoing transactions were exempt from registration pursuant to
     Section 4(2) of the Securities Act of 1933 as these offerings were a private placement to a limited number of accredited investors.

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