Form 10-K
period 2001-02-28
AURA SYSTEMS INC
filed 2001-05-29
CIK 826253

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                    Form 10-K

(Mark One)
    |X|  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended.............................February 28, 2001

                                       OR

    |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

       For the transition period from........... to ....................
           Commission File Number................................0-17249

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

Yes   |X|   No   |_|

       Indicate by check mark if  disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

       On May 18, 2001 the aggregate market value of the voting stock held by non-affiliates of the Registrant was $227,262,739. The aggregate market value has been computed by reference to the last trading price of the stock on May 17 , 2001. On such date the Registrant had 310,227,313 shares of Common Stock outstanding.

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

                                     PART I

ITEM 1 BUSINESS

A.   INTRODUCTION

     We develop, design, assemble and sell AuraGen(R) induction power systems for mobile power applications in the multibillion dollar mobile power generation markets. An induction power system refers to the basic electromagnetic approach used in electric motors that do not use brushes and permanent magnets. We provide a unique and patented energy solution (see "Patents") and are the only company to provide a proven, commercially available, up to 8,500 watts of pure sine wave power system, that is fully integrated under the hood of a vehicle. Our system is capable of generating full power up to 8500 watts at all engine speeds including enhanced engine idle speed for gasoline based engines and at idle speed for bigger diesel based engines. The AuraGen combines sophisticated mechanical and electronics design, advanced engineering and break-through electromagnetic technology to produce a highly reliable and flexible mobile power generating system that creates alternating current (AC) and direct current
(DC) electricity, for industrial, commercial and military use. Traditional mobile power users are found in construction, cable, emergency/rescue, marine, entertainment, railroad, recreational vehicles, telecommunications, tool sales trucks, utilities, municipalities, military and personal use. We believe that in addition to the traditional mobile power market for generators, due to its compactness and clean power, the AuraGen could allow for energy applications that were not previously practical, particularly in areas that require clean power such as computers and other sensitive digital instrumentation.

     B. THE AURAGEN(R) PRODUCT

     The AuraGen is an induction machine composed of three basic subsystems. The first subsystem consists of a mechanical device that is bolted to the vehicle engine. The second subsystem is an electronic control unit ("ECU") that can be mounted anywhere in the vehicle except under the hood. The third subsystem is the mounting brackets and supporting components for under-the-hood integration.

     The mechanical component generates electricity when the system is rotated by the vehicle engine in a manner similar to the conventional alternator. Unlike the alternator, this device generates maximum power at all speeds including enhanced idle speed for gasoline engines and idle speed for larger diesel engines. The ECU filters and conditions the electricity to provide clean power at different steady voltages.

     Our AuraGen system is substantially more reliable than existing gensets (portable generators). The increased reliability is due to our engineering design (see "Company Strengths") and our approach to use the proven standard vehicle engines as compared to the small stand-alone engines used by gensets. The system does not require any maintenance (except normal belt wear and tear) and does not have any of the starting problems associated with gensets. The AuraGen uses the standard vehicle exhaust system, which results in a quieter, cleaner power generating system and also produces substantially less pollutants compared to conventional gensets.

     The AuraGen mobile electric power solution introduces technical, economical and environmental benefits that are not available through the use of traditional mobile power solutions using gensets or inverters (inverters are devices that convert battery DC to AC. Generally in a vehicle application they draw power from a battery pack, which then relies on the alternator or shore power for recharge).

     We believe that we are uniquely positioned to capture a significant share of the conventional genset market in the 3.5 to 10 KW range in view of the following factors:


     o The AuraGen' patented breakthrough compact design is more than 50% smaller and lighter than the traditional solutions, allowing "under-the-hood" AuraGen installation in commercial vehicles, powered by the vehicle's existing engine - traditional solutions are too large and bulky to be integrated into a commercial vehicle and, therefore, require their own independent power source.

     o The AuraGen, unlike traditional gensets, provides "clean" power required to operate sophisticated electronic equipment, which is a growing need for mobile power market users who operate computers and other sophisticated electronic equipment.

     o The AuraGen results in reduced operating noise levels, compared to the traditional genset. The AuraGen's operating noise level is simply the vehicle engine idle noise when operating in the engine on-mode and quiet operation in the engine off-mode with the soon available option (see below).

     o The AuraGen is safe and user friendly. The user simply pushes the start button and then uses the traditional power outlets to plug in conventional tools or instruments. Unlike traditional gensets, there are no hot surfaces to touch, no need to add fuel to a hot engine, nothing to lift or carry, and the AuraGen is not easily stolen.

     o Unlike traditional gensets, the AuraGen requires no scheduled service or maintenance, which translates into substantial life cycle cost savings and elimination of costly user "down time."

     o We expect to introduce in the second quarter an engine off mode as an available AuraGen option, with the batteries charged directly from the AuraGen during normal vehicle use. This option will allow continued quiet operation of the AuraGen when the vehicle engine is turned off, and will eliminate the need for "shore power" to charge batteries.

     The AuraGen environmental benefits are highlighted by a major reduction in air pollution generated from an existing vehicle engine with all the smog controls and regulations, when compared to stand alone small genset engines without all the pollution requirements on vehicle engines. It is estimated that the air pollution savings using the AuraGen on a standard vehicle engine over a typical genset could be as much as 95% for CO (Carbon monoxide) and 82% for NOx (nitrogen oxide compounds).

     We sell two basic systems with a number of options. The systems currently available consist of 5,000 watts continuous with 7,200 watts peak and 8,500 watts continuous with 9,000 watts peak, all at 120/240 volts pure sine wave 60 Hertz. In addition, both of the above systems are available in configurations that divide the maximum power between AC and DC. The DC available power can be either 14 Volt or 28 Volt. In the second quarter of Fiscal 2002 we expect to offer a new model that will be able to generate up to the 5,000 watts of power with the vehicle engine either turned on or turned off, totally transparent to the user. This new model will use auxiliary batteries as a power source in conjunction with the AuraGen to generate pure sine wave AC power while the engine is turned off. As soon as the engine is turned on, the system switches automatically, without any dips or spikes, to the standard configuration to generate power and at the same time the AuraGen charges the batteries at the maximum safe charging speed of up to 200 amps.

     We provide custom engineered brackets for both the 5,000 watts and 8,500 watts systems that cover over 90 different engine models. Our brackets are designed to fit most General Motors gasoline and diesel engines from 4.8 to 7.4 liters, Ford gasoline and diesel engines from 4.2 to 7.3 liters and Daimler Chrysler 5.2 to 5.9 liter engines. In addition we have designed custom engineered brackets for numerous diesel engines provided by American General, Cummins, Detroit Diesel, Navistar, Caterpillar and Freightliner. We also provide power-take-off (PTO) as well as hydraulic driven interfaces for the bigger trucks.

C.   TARGETED MARKETS

     The North American market for mobile generators is estimated to be in excess of $4 billion per year and growing at 4% to 5% per year. The worldwide use is estimated to be over $10 billion per year.

     1.   Military and Other Federal Agencies

     One targeted market where our AuraGen VIPER (the name given by the US Army) could be used with great advantage in both cost and logistics is the military. In military applications, getting quiet, clean power from vehicles at low engine speed could be critical as the Army changes to digital applications with numerous sophisticated electronics and sensors. We are currently working with the US Army in evaluating the use of the AuraGen in multiple army vehicle types (see "Certain Risk Factors"). We are also pursuing business with other Federal agencies including the FBI, Border Patrol, Post Office, Department of Transportation (DOT) and Department of Energy (DOE).

     2.   Telecommunications

     Telecommunications is an important targeted market for our product because the industry regularly uses mobile power in its daily activities. This industry needs reliable, clean mobile power that can be used for sensitive instruments and provide brute power for compressors and tools. In addition the industry needs a user friendly integrated solution, so that employees can focus on their jobs. Our product is a perfect fit for the needs of this industry. Currently the AuraGen is used in limited quantities by a number of broadcasting TV stations in their mobile news vehicles as well as, a number of cable and telephone companies for numerous applications.

     3.   Recreation Vehicle ("RV")

     A University of Michigan study states that 8.6 million households currently own an RV. In 1999, RV manufacturers shipped over 320,000 units. The University study also projects that RV-owning households will grow to 10.4 million in the year 2010. Our product offers significant advantages and benefits to RV users who need electric power. These benefits include fuel savings (using only the RV engine), reduced maintenance costs (no required scheduled maintenance), no power derating due to altitude or temperature and the ability to use the system in camp grounds without noise (using the engine off mode). Our system causes significant reduction in pollution when compared to the existing gensets. In addition, since the AuraGen is located under the hood the AuraGen system frees up additional space that can be used for storage. The AuraGen is also competitive in price with gensets used in the RV industry.

     4.   Utilities

     Utilities are a major market for the AuraGen because they are heavy users of mobile power in their maintenance and service activities. In addition, utilities are generally responsible for traffic lights within their service areas. The technical advantages of the AuraGen have generated a high level of interest from utilities across the U.S. In addition, for many existing traffic light systems, our product appears to be the only mobile power system available which provides the required clean power at constant 120 volts that is needed to power the lights when electric power is interrupted. Power interruption can be caused by many events including, among others, power outages and damage to power lines caused by accidents or weather. Numerous utilities in the U.S. have purchased limited numbers of our units and are evaluating the AuraGen for their applications and requirements.

     5.   Emergency Rescue

     The Emergency and Rescue market consists of fire-trucks, ambulances, police vehicles and vehicles from other organizations used during emergencies. This industry is a heavy user of mobile power for lights, communication gear, instruments, medical equipment and numerous digital equipment and tools. The industry is undergoing a transition to digital equipment and portable computers and has experienced constant growth in mobile power needs. Our product provides an effective solution to the needs of this industry. Many organizations have already started to use our units.

     6.   Catering

     The mobile food industry, in addition to traditional party and event catering delivers perishable food to remote locations. Today, some of the catering trucks still use ice for their refrigeration needs while others use compressors. New health department regulations in some jurisdictions will require fans in trucks that are used for cooking. The need for mobile electricity for refrigeration, microwaves and other appliances is constantly growing, fueled by regulation and customer need. The AuraGen, with its ability to produce electric power both while the engine is off and while driving, is an excellent and cost effective solution to this industry's needs.

     7.   Public Works/Construction

     We have targeted public works and construction as a market because of the large number of municipalities and construction companies that use portable power on their projects. Many municipalities are already using our product in limited quantities in their service and work trucks. We provide significant cost savings when total life cycle costs are calculated. Our product does not require scheduled maintenance, which results in more hours on the job. The public works and construction industry is changing with the introduction of computers and other sensitive digital equipment in the field. These changes require clean pure sine wave power in order to function efficiently at the job sites.

D.   COMPANY STRENGTHS

     Our unique position in under-the-hood mobile power generation stems from approximately ten years of innovative research and development. This effort has culminated in our unique, patented, fully integrated products that are totally transparent to the users and provide clean pure sine wave power to industrial, commercial and military users through their vehicles.

     1.   Technology Leadership

     We have an engineering department with extensive experience in mechanical, electrical, software, manufacturing and system engineering. In addition we have a strong dedicated team that continuously develops engine mount systems for new applications. All engineering, including specifications, acceptance test criteria, packaging and documentations, are done in-house.

     Our technology allows for the manufacture of induction machines with a one-half to two-thirds reduction in weight and size for the same output. The machine itself does not use any exotic materials and the components are relatively simple to manufacture with conventional tooling. In addition to these mechanical advantages, the system uses a proprietary control system which optimizes efficiency as a function of required load. While the technology has widespread applications over a large range of horsepower, our products are best utilized for machines in the range of 1.5 to 50 horsepower (1,000 watts is approximately equal to 1.5 horsepower).

     2.   Quality, Reliability and Safety

     Our Company grew out of the defense and aerospace industry. Thus, quality and reliability are an integral part of our business culture. The AuraGen is designed for quality, reliability and safety in heavy industrial, commercial and military usage.

     To ensure quality we use highly qualified suppliers, the majority of which are ISO 9002 compliant. The Company performs qualification testing on the AuraGen hardware components, the electronic control unit, all software and on fully installed in-vehicle systems to ensure reliability in the field. The qualification testing includes: 1) in-house endurance testing, 2) in-house parametric thermal testing, 3) in-house power quality testing and 4) laboratory environmental testing. Also, field failure analysis is performed on any returned units.

     In addition to qualification testing, we have established a Quality Management system and are independently pursuing both ISO 9001 and QS 9000 registration (see "Certain Risk Factors"). Elements include a controlled manufacturing lot traceability system, documentation and configuration control system, as well as acceptance test and compliance procedures at all manufacturing  levels,  including  suppliers.  We also use  Statistical  Process
Control ("SPC"), In-Process Inspection and Functional Test on our AuraGen assembly line.

     We have designed the AuraGen system for durability, with balanced magnetic fields, oversized bearings for long life, and insulation and varnish well in excess of operating condition requirements. We have performed laboratory destructive testing to determine when the system could fail and thus establish upper performance limits. We have designed the system and set the specifications to be well below the upper performance limits with significant margins. We have conducted extensive testing of our AuraGen in both the laboratory and in the field. We have thousands of units in the field, providing a good sample set for reliability analysis. The results show very small failure rates, which are constantly being reduced with better training and some small adjustments. The U.S. Army has tested and is continuing to test the AuraGen under severe conditions, including airdrops. The Army has started to use the VIPER (the Army name for the AuraGen) for special operations. In our laboratory, units under test are continuously cycled through demanding endurance operating environments.

     The AuraGen system was designed for safety by including built-in protection for the user and the machine. For user protection we have an over-voltage, over-current shutdown. We use GFI plugs, super fast circuit breakers and over-RPM shutdown. All the high voltage lines are encased in grounded metal conduit and any fault causes the throttle control to mechanically disengage. In order to protect the system we designed automatic shut downs for short-circuits, overheating, battery voltage line interruption and throttle control failure. The battery lines are protected with re-settable fuses.

     3.   Product Support

     We are a system house that provides a turn key product and integrated service to support our customers in every area. We perform all of the development, from basic physics to detailed engineering. This fundamental ability provides a solid foundation to resolve technical issues, develop an ongoing line of new applications and to continually enhance our products. We have fully developed training materials and provide routine training to installers nationwide. We provide field support through regional resident field engineers. We provide technical information, documentation and software through installation manuals, catalogs and service bulletins. Our installation software includes a "Call Home" feature and remote diagnostic capability. We track performance and field failures to enhance product reliability and customer satisfaction.

     Our vehicle integration team develops, engineers and supplies all of the brackets, pulleys, idlers, belts, tensioners and other components that comprise a mounting system. The group also specifies all of the requirements of the AuraGen with other mobile drives, such as hydraulic systems and Power Take Off ("PTO").

     We provide a three year standard warranty for our products. The warranty has no hidden exemptions and can be extended for an additional two years for a cost of $450.

     4.   Strong Management Team

     We have a strong management team in place with significant experience covering all principal functional areas. We have extensive experience in the development of new technology and advanced new products. Our team is particularly strong in transforming technology into industrial products, producing high quality and reliable products and establishing sales and distribution channels.

E.   OUR STRATEGY

     Our objective is to be a world class leader, developer and supplier of fully integrated mobile electric power systems. The key elements of our strategy are:

     1.   Aggressively Protect Our Intellectual Property

     We believe that a policy of actively protecting our patents and know-how is an important component of our strategy to retain our unique position in under-the-hood mobile power generation and will provide us with a long term competitive advantage (see "Patents"). In order to maintain and constantly increase our know-how we believe that it is critical for our company to stay in tune with the product, future developments, improvements and enhancements. In order to address these issues all of our engineering and documentation is totally under our control and performed by our staff. We have fully implemented this strategy with our strong engineering and support team.

     2.   Out Source Manufacturing

     We realized that there are many quality manufacturing houses with existing capacity resources and capability that can economically build parts and components to our specifications and drawings. Thus we decided to have third parties custom build the different sub-assemblies for us. We acquire the sub-assemblies and assemble them into finished goods on our assembly line. We test every unit under high speed before it is packaged for shipment. This strategy ensures that we do what we know best without committing large capital investments for plants and equipment. We also retain full control over the product and the quality of the finished goods.

     3.   Market Positioning

     We are positioning ourselves in the marketplace as a turn key mobile power solution that is safer, more reliable, more convenient, with better quality and at an effective cost. Our safer solution includes the following: 1) no need to carry fuel in a container, 2) no exposed hot components to touch/start, 3) nothing heavy to lift, 4) no pull start required, 5) power outlets located away from hot components, and 6) not easily stolen.

     We provide users of mobile power with effective value. When total life cycle cost is considered, our product saves the user significant cost and increases productivity. Even more value is added due to the built in safety features.

     4.   Near Term Market Opportunity

     We have developed an approach that we believe can create within a reasonable time frame, the awareness and the required infrastructure to attract users for the AuraGen. The Company's marketing approach consists of three basic components. The first component is an educational and awareness campaign in which the AuraGen and its capabilities are presented to industrial and commercial users. This is achieved through trade shows, publications and private demonstrations to fleet managers and other opinion setters. The second component is the establishment of a distribution network for sale, installation and service. We now have key customers covering 24 states. These customers, in addition to sales activities, provide us with an infrastructure with 24 hour a day, seven days a week service. We expect to have distribution established throughout most of the country by the end of the second quarter of 2001. The third component consists of establishing strategic relationships with industrial and commercial OEMs. We have started discussions with a number of such OEMs and expect to expand such activities throughout the year (see "Certain Risk
Factors"). Before significant OEM agreements can be reached we need to have a national footprint for service and installation.

     5.   Develop Long Term Market Opportunity

     We expect that business relationships with the major automotive OEMs such as General Motors, Ford and Daimler Chrysler will develop more slowly than our near term market opportunities with customers and the industrial OEMs. We are working with General Motors (see "Certain Risk Factors") and Ford on a number of activities that may develop into OEM relationships. We have started some preliminary exploratory discussions with Daimler Chrysler.

     We are working closely with numerous U.S. Army organizations to include the VIPER in their requirements. Early VIPER adopters in the Army such as Special Forces and the 82nd Airborne are reporting very favorably on the usefulness and performance of their VIPER units. We expect to continue to penetrate different Army applications through numerous ongoing and new activities.

     6.   Broaden and Enhance Our Product Line

     We believe that research and development is essential to improve our product, develop additional options and maintain a leadership position. We have a strong team dedicated to product improvements and incorporating our magnetic technology into different power levels and options. Our present strategy is to develop 12,000 watts and 25,000 watts machines in approximately the same physical envelope as the current systems. We also plan to develop a 3,500 watts system in a smaller package. In addition we plan to develop an AuraGen for salt water and other marine applications. Our development group is constantly developing new applications for the AuraGen (see "Certain Risk Factors").

F.   CERTAIN RISK FACTORS

         Our business is focused on the AuraGen family of products. While the technology for the AuraGen is fully developed and has been extensively tested and verified, there are significant risks associated with developing a marketplace for such a new product. The risk factors are discussed below.

     1. The AuraGen is a new unique product with limited history in the marketplace. There can be no assurances that the product will succeed in the marketplace.

     2. Our product is targeted for the mobile power generation market. This energy generation market is mature, with traditional solutions provided by mobile generators known as gensets. Gensets are well known and have been in use for about 50 years, creating an environment of well-entrenched suppliers and users that are not used to change. This environment may slow down the market acceptance of our product.

     3. Because our product is radically different from the traditional available mobile power solution, users may require lengthy evaluation periods in order to gain confidence in the product. After such evaluation we expect initial incremental increases in adopting the product before major market penetration.

     4. Consistent planned monthly sales for our product could possibly be generated from OEMs and large fleet users with whom we are in discussions. These organizations require considerable time to make changes to their planning and production. In addition, delays can be caused by prior commitments and schedules. No assurances can be given as to the time elements involved before our product is integrated into some of these potential large fleets and OEM users or if it will.

     5. The Company is currently working with General Motors. At the SEMA show in November 2000 General Motors exhibited the AuraGen as a potential option in four selected future concept vehicles. No assurances can be given that the Company's AuraGen will be offered by General Motors as an OEM option.

     6. We intend to expand the product line to include other power levels such as 12,000 watt and 25,000 watt systems as well as a 3,500 watt system. No assurances can be given when these additional products will be available for sale.

     7. We started a program in 2000 to be ISO 9001 and QS 9000 certified. The process normally takes 18 months. No assurances can be given as to if or when we will be certified.

     8. The AuraGen is currently configured for 110 and 240 volts. The 240V systems that are in use in other countries are different from the U.S. 240-Volt system. The Company is currently providing a solution that requires an additional transformer for foreign countries that use 240 Volts. A future solution will eliminate this additional transformer by changes to the electronic control unit. While the changes are straightforward, they do require redesign of some circuit boards. No assurances can be given when the required changes will be made.

     9. Currently, our product is being evaluated by the U.S. Army with a potential for a number of contracts that could potentially involve thousands of military vehicles. No assurances can be given when or if such contracts will materialize and what the ultimate size of the contracts may be.

     10. We recently sold to the U.S. Army a number of 10,000 watts VIPERS. No assurances can be given that the Army will purchase any material quantities of this product.

G.   HISTORICAL SUMMARY

     The Company, Aura Systems Inc., a Delaware corporation, was founded in 1987 to engage in the development, commercialization and sales of products, systems and components using its patented and proprietary electromagnetic and electrooptical technology. Since 1987 the Company's proprietary and patented technology has been developed for use in systems and products for commercial, industrial, consumer, and government use.

     Prior to Fiscal 1992, the Company was engaged in various military programs, which allowed the Company to develop its electromagnetic and electro-optical technologies and applications. A number of "one-of-a-kind" systems were built and successfully tested in the field. Subsequently, the Company developed additional electromagnetic and electro-optical know-how and technology and transitioned from a supplier of defense technology to a supplier of consumer and industrial-related products and services.

     In 1994, the Company founded NewCom, Inc. ("NewCom"), a Delaware corporation, which engaged in the manufacture, packaging, selling and distribution of computer-related communications and sound-related products, including modems, CD-ROMs, sound cards, speaker systems and multimedia products. In September 1997, NewCom completed an initial public offering, and over the next year and a half Aura's ownership decreased to a minority position. During the second half of Fiscal 1999 NewCom's business suffered from adverse industry conditions, resulting from increased incorporation of computer peripherals at the OEM level. These conditions resulted in heavy losses to NewCom and its competitors. NewCom's business reached a critical juncture in the fourth quarter of Fiscal 1999 when Deutsche Financial Services, which maintained NewCom's working capital line, announced that it was unwilling to continue to advance working capital to NewCom under its credit facility and subsequently seized NewCom's assets. NewCom ceased operations in early Fiscal 2000.

     In 1996, the Company acquired 100% of the outstanding shares of MYS Corporation of Japan ("MYS") to expand the range of its sound products and speaker distribution network. MYS engaged in the manufacture and sale of speakers and speaker systems for home, entertainment and computers. In Fiscal 2000, the Company sold MYS back to the original owners who were part of MYS management.

     Aura anticipated that its working capital needs in Fiscal 1999 would be met from a number of sources, including the repayment by NewCom of approximately $20 million of indebtedness, which was due in September 1998, and proceeds from external debt and equity financing. Due to NewCom's financial condition, it was unable to meet its obligations to Aura in September 1998, ultimately creating a significant cash shortfall to Aura. This required Aura beginning in January 1999 to refocus its operations by shutting down certain operating divisions, selling its MYS subsidiary, selling proprietary based AuraSound speaker technology and assets, and leasing its Electrotec concert touring sound equipment. The Company sold the assets of its ceramics facility effective March 1, 2000. The Company also temporarily suspended the further development of certain electro-magnetic projects, including the electromagnetic valve actuator ("EVA" see "Our Other Technologies").

     In Fiscal 2000 the Company entered into agreements providing for the restructuring of more than $85 million of debt and contingent liabilities. Of this amount, over $37 million was either converted into equity or forgiven. The Company is continuing to focus on debt reduction through payments, settlements and conversion into equity. By the end of May 2001 the Company's debt has declined to approximately $31 million of which approximately $5.2 million is the mortgage on the real estate property.

H.   OUR OTHER TECHNOLOGIES

     Historically we developed electromagnetic and electrooptical technologies with broad applications for industrial, commercial and consumer use. These technologies were transformed into specific applications. During the Company's refocus and restructure in 1999 and 2000 most of the applications were sold or discontinued. While our involvement has been temporarily suspended we retain significant interest in two technology applications, the electromagnetic actuators and actuated mirror array. At some time in the future we believe we will revive our activities in these two areas.

     1.   Electromagnetic Actuator (EMA(TM))

     During Fiscal 1995, we developed, built and demonstrated a new type of actuator, called the Electromagnetic Actuator, or "EMATM." We developed EMATM to fill the performance gap between linear actuators and solenoids. To date, the principal application of the EMATM has been in our Electromagnetic Valve
Actuator System ("EVA(TM)"), a patented electro-magnetically powered system which opens and closes engine valves at any user specified time interval.

     EVATM is an electromagnetic actuator capable of opening and closing internal combustion engine valves, replacing the mechanical camshaft on an engine. Two major benefits arise from the EVA's ability to open and close the valve electro-magnetically: 1) the camshaft and associated mechanical hardware can be eliminated; and 2) the opening and closing of the intake and exhaust valves can be commanded by the engine computer. Computer control of the valve timing has potentially material benefits to engine performance, fuel economy and emissions.

     In recent years, we entered into agreements with 15 companies to retrofit EVA's on different types of diesel, automobile and motorcycle engines for evaluation and testing. During Fiscal 1998 an EVA system was delivered to a major domestic Original Equipment Manufacturer (OEM) for the purpose of evaluating EVA for possible use in its automobile production. In Fiscal 1998, we developed a new, more reliable servo control system that provides reduced power usage and reduced noise over the entire RPM range. In addition, the Company started work on an improved latching mechanism for EVA that will further reduce noise in the system.

     In Fiscal 1999 as part of our refocus, we temporarily suspended our activities on further EVA development and commercialization to focus our resources on the AuraGen. The Company is however, pursuing licensing of this technology to third parties. We have not entered into any discussions for a licensing agreements for EVA.

     2.   Light Efficient Displays - Actuated Mirror Array (AMATM)

     We developed and patented a technology (a "light valve") for generation of images called the Actuated Mirror Array (AMATM). The AMA(TM) utilizes an array of micro actuators in order to control tiny mirrors whose position change is used to cause a variation in intensity. We believe that this device could have a major impact on applications where light efficiency is paramount, such as in large screen television, movie and exhibition displays, and the testing of electro-optical devices for military or civilian use.

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

     We entered into a license and manufacturing agreement with Daewoo Electronics Co., Ltd. to manufacture televisions and other devices based on AMATM technology. To date Daewoo invested substantial funds to commercialize the technology. However, in the last year a number of crises have caused Daewoo to be taken over by its creditors. Currently we are negotiating with Daewoo about the future of the AMA technology.

I.   COMPETITION

     We are applying our AuraGen technology to a variety of mobile power generating products and services and, as such, we face substantial competition from companies that have been offering traditional solutions such as gensets (portable generators) for the last 50 years. In addition we face competition from companies that offer inverter (a device that inverts battery direct current electricity to alternating current) solutions for the last 20 years.

     We believe that the principal competitive factors in the markets that we target include the ability to develop and market technologically advanced products to meet changing market conditions, price, reliability, product support and the ability to secure sufficient capital resources for the often substantial periods between technological concept and commercialization. Our ability to compete will also depend on our continued ability to attract and retain skilled and experienced personnel and to exploit commercially our technology prior to the development of competing products by others.

     We compete with many companies that have more experience, name recognition, financial and other resources and expertise in manufacturing, testing, and obtaining regulatory approvals, marketing and distribution.

     1.   Gensets

     Gensets meet a large market need for auxiliary power. Millions of units are sold per year in North America alone, and millions more are sold across the world to meet market demands for 1 to 10 kilowatts of portable power. The market for these power levels basically addresses the commercial, leisure and residential markets.

     The market in industrial grade portable power is dominated by such companies as Onan, Honda and Kohler which are well-established and respected brand names. The principal advantage of gensets over our product is their stand alone operational capabilities. Unlike the AuraGen, gensets do not require the presence of an automobile to operate since they come with their own internal combustion engine. There are presently 44-registered genset manufacturers.

     The following table is a summary of physical parameters comparing the leading genset products with the 5,000 watts AuraGen(TM).

                               TABLE 1: GENERATORS


                          Onan                Honda             Honda               Kohler            AuraGen(TM)
Parameters                Marquis 5000        EG5000X           EX5500              5CKM              G5000
------------------------- ------------------- ----------------- ------------------- ----------------- -----------------

Rated Power               5,000 W             4,500 W           5,000 W             5,000 W           5,000 W
Weight                    258 lb.             146 lb.           393 lb.             268 lb.           68 lb.
Derated Power             Yes                 Yes               Yes                 Yes               No
Volume                    6.72 ft3            5.39 ft3          26.80 ft3           3.71 ft3          0.25 ft3
Output                    120 V               120/240 V         120/240 V           120/240 V         120/240 V
Engine RPM

@ Rated Output            1,800               3,600             3,600               1,800             750 diesel
                                                                                                      1,250 gas

Noise (db @10 Ft.)`       73.5                82                65                  88.5              64
Load-Follower
Economy                   No                  No                No                  No                Yes

     As can be seen from the table the AuraGen volume and weight are substantially lower than traditional gensets. Genset power rating is set at sea level and 60 degrees Fahrenheit with derating due to altitude and outside temperatures. In addition the AuraGen in use generates less noise than the competing gensets. Our product unlike the leading gensets, uses a "Load Following" technique in which the amount of electric power generated at any given moment is equal to the maximum power possible or the required demand, whichever one is lower. Traditional gensets always produce their maximum power at any given time. This Load Following ability provides operational economy since often the required power at any time could be substantially lower than the maximum power that can be produced.

     2.   Inverters

     In addition to competition from gensets, there are six major manufacturers of inverters in the United States including Vanner, Dimension and Heart.

     Inverters are generally used in limited and specialized markets where the power requirements are at the 2,500 watts level. When inverters are used for higher than 2,500 watts they require a 24 volt system. Furthermore when sine wave output is required the cost of inverters is significantly increased. Often, inverters require an upgraded vehicle alternator and battery harness, and for extended use periods without battery charging they also require an additional battery pack. Inverters when used, drain the batteries and as such, heavy users of inverters usually charge up their batteries with shore power during unused hours.

     Traditionally inverters are used in ambulances, fire and rescue vehicles, small recreational vehicles and telecommunications applications. In the last several years the power requirements of these traditional users have been increasing and inverters have not satisfied many users when used in higher power applications. Inverters when used in high power situations are stressed and may cause life cycle problems on the alternators and other electrical components.

J.   MANUFACTURING

     We assemble and test the AuraGen at our 27,690 square foot facility in El Segundo, California with subassemblies and parts which are produced by various suppliers. In Fiscal 1998, we set up the above facilities with a maximum production capacity of 5,000 units per month per 8 hour operating shift. By the end of May 2001 the assembly line was utilized at approximately 20% of capacity. We expect that the facility utilization will significantly increase in Fiscal 2002 due to increasing shipments of parts from our suppliers, the establishment of major customers, and potential OEM agreements.

K.   PRODUCT DEVELOPMENT EXPENDITURES

     During the fiscal years ended February 28, 2001, February 29, 2000, and February 28, 1999 the Company spent approximately $ 0.5 million, $ 0.1 million and $2.0 million, respectively, on Company research and development activities. The Company plans to continue its research and may incur substantial costs in doing so. All of the Company's R & D is currently focused on technological enhancements and product developments for the AuraGen.

L.   PATENTS

     The Company's Intellectual property portfolio consists of valuable patents, trademarks, and trade secrets. We believe that the protection of our technology is an important element of our overall business strategy. We filed and are continuously filing applications worldwide for patents and trademarks. The U.S. Patent Trademark Office has to date issued in favor of the Company seventy nine patents and numerous registered trademarks. In the prior two fiscal years, the company sold or discontinued certain operations which involved a number of patents and trademarks.

     Our active portfolio presently consists of a total of forty three issued U.S. patents and six registered trademarks. Twenty five patents relate to electro magnetic automotive and industrial applications and eighteen patents relate to electro-optical technology. Two of the electromagnetic patents are fundamentally and directly related to the AuraGen which utilizes imbedded electromagnetic technology. Nine additional basic actuation patents cover designs where rare earth magnets could potentially be used to build both linear and rotary electromagnetic actuators and similar machines. Two control system patents provide specific techniques that can be used to control magnetic fields inside certain mechanical structures. The control patents have wide application and some components are imbedded in the AuraGen control system. Rounding out the patent protection in our automotive industrial group are twelve patents devoted to the Company's EVA technology which cover the implementation of a controlled magnetic field as applied to linear motors. Many of the techniques used in EVA applications are applied to our AuraGen system.

     The balance of our intellectual property portfolio devote some eighteen patents to electro-optical technology, ranging in application from optical switching to the Company's AMA and jointly owned TMA display technology with Daewoo Electronics Co., Ltd.

     The fundamental AuraGen patents expire in 2017 and 2019 while the majority of the other patents expire between 2008 and 2015. There are additional patent applications in various stages of preparation for filing and a number of applications are in the patents pending mode. There are no assurances that any of the patent applications or any new other patents will be issued in the future.

M.   EMPLOYEES

     As of February 28, 2001 the Company employed approximately 95 persons. The Company believes that its relationship with its employees is good. The Company is not a party to any collective bargaining agreements.

N.   PRINCIPAL SOURCES OF REVENUES

     For the year ended February 28, 2001, virtually all of the Company's revenues were AuraGen related. For year end February 29, 2000, ceramics products were the largest single source of revenue on a consolidated basis, constituting approximately $2.9 million or 50% of net revenues. License fees for sound related patents constituted $1.5 million or 32.8% of revenues. For the year ended February 28, 1999, multi-media products and modems were approximately $46.8 million or 87.2% of net revenues.

O.   SIGNIFICANT CUSTOMERS

     The Company's single significant customer during Fiscal 2001 was Stewart & Stevenson Services, Inc., accounting for a total of approximately $1.0 million or 40% of net revenues. Going forward, while we expect Stewart & Stevenson Services, Inc. to remain a significant customer, we anticipate that its percentage of overall revenues should substantially decrease. The Company expects significant increases in revenues for Fiscal 2002 with an expanded distribution network which will include numerous other well known customers. In addition the Company expects to have other OEM customers in Fiscal 2002.

ITEM 2. PROPERTIES

     The Company owns a 46,000 square foot headquarters facility in El Segundo, California and a 27,690 square foot manufacturing facility also in El Segundo, California for its AuraGen product. These properties are encumbered by a deed of trust securing a Note in the original principal amount of $5,450,000.

ITEM 3. LEGAL PROCEEDINGS

     The Company is engaged in various legal actions listed below. In the case of a judgment or settlement, appropriate provisions have been made in the financial statements.

NewCom Related Litigation

     Deutsche Financial Services v. Aura (Settled March 2001)
     --------------------------------------------------------

     In June,  1999,  a  lawsuit  naming  Aura was  filed in the  United  States
District Court for the Central District of California, Deutsche Financial Services ("DFS") vs. Aura (Case No. 99-03551 GHK (BQRx)). The complaint followed DFS' termination of its credit facility with NewCom of $11,000,000 and seizure of substantially all of NewCom's collateral in April, 1999. It alleged, among other things, that Aura was liable to DFS for NewCom's indebtedness under the secured credit facility purportedly guaranteed by Aura in 1996, well prior to the NewCom initial public offering of September 1997. Aura responded, denying DFS' claims and asserted in its defense, among other things, that the guarantee, if any, was discharged. In addition, Aura through its counsel, asserted cross-claims for, among other things, tortuous lender liability, alleging that DFS wrongfully terminated the NewCom credit facility, wrongfully seized the NewCom collateral and wrongfully foreclosed upon NewCom collateral, acting in a commercially unreasonably manner. A panel of three arbitrators had been selected and appointed by the American Arbitration Association, with the Company expecting a hearing on the matter sometime in the first half of 2001. The Company believed it had meritorious defenses and cross-claims.

     The Company entered into a definitive Settlement and Mutual Release Agreement effective March 12, 2001 (the "Settlement") providing for the settlement of litigation. Under the terms of the Settlement DFS will receive cash payments totaling $350,000 and 10,000,000 shares of Aura's common stock in exchange for mutual releases. DFS may not sell more than 5,000,000 shares per year during the first two years following the settlement, may not sell any shares for the first 120 days following the settlement, and may not sell more than 50,000 shares in a single day. Aura will retain the right to repurchase unsold shares under certain conditions for a period of two years. Subject to certain conditions, DFS will assign to Aura its security interest in assets pledged by NewCom, Inc. to DFS to secure NewCom's indebtedness.

     Excalibur v. Aura

     On November 12, 1999, a lawsuit was filed by three investors against Aura and Zvi Kurtzman, Aura's Chief Executive Officer, in Los Angeles Superior Court entitled Excalibur Limited Partnership v. Aura Systems, Inc. (Case No. BC220054) arising out of two NewCom, Inc. financing consummated in December 1998.

     The NewCom financing comprised (1) a $3 million investment into NewCom in exchange for NewCom Common Stock, Warrants for NewCom Common Stock, and certain "Repricing Rights" which entitled the investors to receive additional shares in the event the price of NewCom Common Stock fell below a specified level, and (2) a loan to NewCom of $1 million in exchange for a Promissory Note and Warrants to purchase NewCom Common Stock. The Plaintiffs allege in their complaint that Aura breached its agreements with the Plaintiffs by, among other things, failing to register the Aura Common Stock. The Plaintiffs further allege that Aura misrepresented its intention to register the Aura shares in order to induce the Plaintiffs to loan $1.0 million to NewCom. The Complaint seeks damages of not less than $4.5 million.

     Aura has alleged certain cross-claims against the Plaintiffs. Aura contends that Plaintiffs violated their contractual obligations to Aura by engaging in unlawful "short sales" of NewCom stock, commencing on January 20, 1999, and were in violation of certain covenants in the subscription agreements. Aura contends that, as a result of such violations and on the basis of other factors and legal theories, Aura's obligations to deliver the shares and to make any payments to Plaintiffs was terminated. Aura further claims that its consent to its agreements with Plaintiffs was procured as a result of fraudulent misrepresentations by Plaintiffs. Aura also has asserted claims against Plaintiffs for damages based on alleged breaches of Plaintiffs' contractual obligations to Aura and on Plaintiffs' alleged misrepresentations to Aura.

     All individually named defendants have been dismissed by agreement of the parties and the case is scheduled for trial on July 17, 2001. In May 2001 the Court granted Aura's motion to require Plaintiffs' to post an undertaking in the amount of $225,000 to secure any cost award that may be entered in Aura's favor on the basis that it is "reasonably possible" that Aura will prevail in this matter. Aura and the Plaintiffs have also moved for summary judgment on the Plaintiffs' action which is scheduled to be heard on June 15, 2001.

     The Company believes that it has meritorious defenses and cross-claims to the Plaintiffs' allegations. However, no assurances can be given as to the ultimate outcome of this proceeding.

     Kerry Morgan, et. al. vs. NewCom, Inc.

     In December 1999, a lawsuit was filed against NewCom, Inc. which, as currently amended also includes Aura Systems, Inc., Steven Veen, Sultan Khan, Asif Khan and Zvi Kurtzman, Deutsche Financial Services, Inc., Best Buy Co.,
Inc., Circuit City Stores, Inc. a/k/a Compusa, the Computer Super Store, and Staples, Inc., in the Circuit Court for the County of Wayne Michigan (Case No. 98-838563 CP). The plaintiff's sixth amended complaint purports to be a class action on behalf of a class alleged to consist of approximately two hundred thousand persons who purchased a NewCom Inc., a/k/a Atlas Peripherals computer product from Best Buy Co., Inc., Circuit City Stores, Inc., Computer City, and/or Staples, Inc. The complaint alleges that plaintiffs did not receive a rebate of between twenty to fifty dollars on NewCom products, as advertised and promoted by the above mass retailer. Plaintiffs further allege that the mass retailers without any justification, failed to pay NewCom for product received and sold. The lawsuit named Aura primarily on the basis that Aura was the "alter ego" of NewCom and seeks unspecified damages against Aura as well as the other defendants. The plaintiffs seek, among other remedies, to recover all or part of the amount that the retailers failed to pay. Circuit City has filed a cross-complaint against NewCom, Sultan Khan, Asif Khan, Aura, Deutche Financial Services, Zvi Kurtzman and Steven Veen. Deutsche Financial Services has filed a cross-complaint against Staples. No trail date has been set. The named individuals have tendered coverage of the claims to their respective insurers and Aura has filed a motion for summary disposition.

     The named individuals are vigorously defending the matter and expect to file notions for summary disposition. Aura believes that ultimately it will have no liability in this proceeding as NewCom is an independently operated subsidiary and at no time did Aura assume any of NewCom's obligations regarding rebates. Aura also believes that in addition to meritorious defenses, it has cross-claims against Circuit City and other mass retailers, as they did not pay for the products they purchased from NewCom and then sold to consumers. We intend to vigorously prove our claims and defenses. However, no assurances can be given as to the ultimate outcome of this proceeding.

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

ITEM 4. Submission of Matters to a vote of Security Holders.

     The Company's 2000 Annual Meeting of Shareholders was held on January 9, 2001. At the annual meeting each of the Company's nominees were elected to serve as directors of the Company. The election results are as follows:

             Name                                For                         Withheld                  Abstain
             ----                                ---                         --------                  -------
Zvi(Harry) Kurtzman                         187,705,178                     2,091,943                1,264,362
Stephen A. Talesnick                        180,316,671                     9,480,450                1,264,362
Harry Haisfield                             188,494,140                     1,302,981                1,264,362
Harvey Cohen                                164,574,056                    25,223,065                1,264,362
Norman Reitman                              163,947,670                    25,849,451                1,264,362
Neal Meehan                                 183,529,973                     6,267,148                1,264,362
Salvador Diaz-Verson, Jr.                   189,135,281                       661,840                1,264,362
Sanford R. Edlein                           183,350,352                     6,446,769                1,264,362
William Richbourg                           183,311,927                     6,485,194                1,264,362

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     Since 1988, Aura Common Stock has been quoted on the Nasdaq Stock Market under the trading symbol "AURA". On May 21, 1991, Aura shares became listed on the Nasdaq National Stock Market.

     On July 21, 1999 the Company's shares were delisted from Nasdaq National Market. This action was taken as a result of the Company's failure to meet the filing, minimum $1.00 bid price and other requirements as stated in the Market Place Rules. On February 1, 2001, the Company's shares were listed on the OTC Bulletin Board.

     Set forth below are high and low sales prices for the Common Stock of Aura for each quarterly period in each of the two most recent Fiscal years. Such quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not necessarily represent actual transactions in the Common Stock. The Company had approximately 9,600 stockholders of record as of April 30, 2001.

       Period                                                             High                      Low

Fiscal 2000

       First Quarter ended May 31, 1999                                  $0.50                      $0.22
       Second Quarter ended August 31, 1999                              $0.28                      $0.06
       Third Quarter ended November 30, 1999                             $0.51                      $0.06
       Fourth Quarter ended February 29, 2000                            $0.42                      $0.17

Fiscal 2001

       First Quarter ended May 31, 2000                                  $0.64                      $0.24
       Second Quarter ended August 31, 2000                              $0.52                      $0.20
       Third Quarter ended November 30, 2000                             $1.19                      $0.34
       Fourth Quarter ended February 28, 2001                            $0.53                      $0.29

     On May 17, 2001, the average high and low reported sales price for the Company's Common Stock was $0.75.

Dividend Policy

     The Company has not paid any dividends on its Common Stock and currently intends to retain any future earnings for use in its business. The Company does not anticipate paying any dividends on its Common Stock in the foreseeable future but has no restrictions preventing it from paying dividends.

Changes in Securities and Use of Proceeds

     In the fourth quarter of Fiscal 2001, the Company completed a private placement of 7,812,499 shares of its common stock for $2,500,000 and the Company issued 1,675,272 shares of its common stock for the conversion of $586,346 of notes payable and accrued interest. These securities were issued to a small group of accredited investors in private placements in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933.

ITEM 6. SELECTED FINANCIAL DATA

     The following Selected Financial Data has been taken or derived from the audited consolidated financial statements of the Company and should be read in conjunction with and is qualified in its entirety by the full consolidated financial statements, related notes and other information included elsewhere herein. The data for Fiscal 1999, 1998, and 1997 has been restated to reflect discontinued operations.

                       AURA SYSTEMS, INC. AND SUBSIDIARIES

                                                     February 28,      February 29,  February 28,     February 28,     February 28,
                                                          2001            2000            1999             1998           1997
                                                  --------------      ---------      -------------    -----------    ------------

Net Revenues                                       $   2,512,508       $   5,788,221      $53,650,025  $103,939,641    $  76,424,311
                                                    ------------       -------------       ----------   -----------       ----------
Cost of goods                                          1,216,637           1,957,854       83,344,562    58,045,370       48,420,015
Expenses:
   Overhead expenses                                   8,214,981          11,466,449       47,092,632    13,729,152        8,610,224
   Research and development                              547,812             148,443        1,996,198       475,992        5,674,302
   Impairment of long-lived assets                       240,000                  --        5,838,466            --               --
   Selling, general and administrative                12,695,833          10,725,397       64,131,074    35,266,048       12,742,269
                                                   -------------       -------------       ----------    ----------       ----------
   expenses

         Total expenses                               22,915,263          24,298,144      202,402,932   107,516,562       75,446,810
                                                   -------------       -------------      -----------   -----------      -----------

Income (loss) From Operations                        (20,402,755)        (18,509,922)    (148,752,907)   (3,576,921)         977,501

Other (Income) and Expense

   Net interest expense                                2,263,916           4,476,690       11,577,990     6,450,741        1,181,910
   Termination of license agreements                          --                  --               --     3,113,030               --
   (Gain) loss on disposal of assets and
     investments                                      (1,756,746)           (259,724)       5,809,811            --               --
   Gain on sale & issuance of subsidiary                      --                  --         (811,657)  (12,632,265)       (250,000)
   stock
   Class action litigation & other                     1,512,769           2,777,762        7,717,518     1,700,000               --
   settlements
   Equity in losses of unconsolidated joint
     ventures                                 --                                  --        6,268,384     1,937,747               --
   Settlement on accounts payable                     (1,046,324)                 --               --            --               --
   Other                                                (446,399)         (1,101,279)              --      (220,291)          40,642
   Provision (benefit) for taxes                              --                  --          566,635    (1,275,555)          13,148
   Minority interests                                         --                  --      (36,934,376)      946,405               --
   Loss in excess of basis of subsidiary                      --                  --       (8,080,695)             --             --
                                                  --------------      --------------       --------------------------      ---------
Income (loss) from continuing operations             (20,929,971)        (24,403,371)    (134,866,517)   (3,597,733)          73,085
Discontinued Operations:
     Loss from Discontinued Operations, Net

     of                                                       --          (4,131,501)     (14,875,065)   (8,038,807)     (2,953,196)
     Income taxes
Extraordinary Item
     Gain on extinguishment of debt
     obligations, net of income taxes                         --          19,068,916               --            --               --
                                                  --------------      --------------      -----------   -----------        ---------
Net loss                                          $  (20,929,971)     $   (9,465,956)   $(149,741,582) $(11,636,540)    $(2,880,111)
                                                   -------------       -------------    -------------=  -----------      -----------
Other Comprehensive loss, net of taxes                        --                  --         (406,574)           --               --
                                                  --------------      --------------     ------------    ----------       ----------
Comprehensive Loss                                $  (20,929,971)     $  (9,465,956)    $(150,148,156) $(11,636,540)    $(2,880,111)
                                                   =============       =============     ============  =============     ===========
NET (LOSS) PER COMMON SHARE                                (0.08)     $       (0.08)     $      (1.74)$                  $     (.04)
                                                  ===============      ==============    ============= ============        =========
                                                                                                              (.15)

 Income (loss) from continuing operations
   per common share                               $        (0.08)    $         (0.20)   $       (1.57) $     (0.05)      $        --
                                                   =============      ==============    ==============  ===========       ==========
 (Loss) from discontinued operations per
   common share                                   $           --     $         (0.03)   $       (0.17) $     (0.10)     $     (0.04)
                                                   =============      ===============    =============  ===========       ==========
 Extra-ordinary income per common share           $           --     $          0.15    $         --   $        --       $        --
                                                   =============      ==============     ===========    ==========        ==========
WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES                                     261,568,346         124,294,051      85,831,688    79,045,290       68,433,521
                                                   =============         ===========    ============    ==========       ==========

Working capital (deficit)                             (5,105,345)            826,213       (4,869,876)   78,143,895       62,310,715
Total assets                                          45,278,043          56,122,538       90,143,392   227,302,629      182,528,399
Long-term debt                                        38,485,108          46,951,716       34,236,944    33,968,393       18,897,631
Net stockholders' equity (deficit)                     2,045,035           1,516,008      (13,653,657)  116,901,868      125,477,587

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

     Statements in this report, including those concerning our expectations of future sales revenues, gross profits, research and development, sales and marketing, and administrative expenses, product introductions and cash requirements include forward-looking statements. As such, our actual results may vary materially from our expectations. Factors which could cause our actual results to differ from expectations include, but are not limited to, the following risks and contingencies: changed business conditions in the industrial and automotive industries and the overall economy; increased marketing and manufacturing competition and accompanying price pressures; contingencies in initiating production along with their potential underutilization, resulting in production inefficiencies and higher costs and start-up expenses.

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

Fiscal 2001 as Compared to Fiscal 2000

Revenues

     Net revenues in Fiscal 2001 totaled $2.5 million. In Fiscal 2001 virtually all sales were AuraGen related, up from $0.8 million in AuraGen related sales in Fiscal 2000. Overall net revenues declined to $2.5 million from $5.8 million in Fiscal 2000 as approximately $2.9 million, or 50% of Fiscal 2000 revenues were derived from the ceramics facility, with an additional $1.5 million, or 25.9% derived from license fees pertaining to sound related patents. The assets of the ceramics facility were sold effective March 1, 2000.

     While the inventory levels at Fiscal 2001 year end are high relative to the sales level for the year, this was a result of the buildup of inventory prior to the onset of the Company's financial difficulties. The Company expects that this inventory will be fully turned over by the end of Fiscal 2002. Although a large portion of the inventory is over two years old, the inventory related to the AuraGen remains fully useable and does not require any obsolescence reserve.

Cost of Goods

     Cost of goods for the year ended February 28, 2001 was $1.2 million, applicable almost entirely to the AuraGen product, resulting in a gross margin of approximately 52%. Cost of goods in the prior year was $2.0 million, resulting in a gross margin of 54%, after excluding the effects of the $1.5 million license fee noted above. The Company expects the gross margin will remain at approximately 50% in Fiscal 2002.

Overhead Expense

     Overhead expenses for Fiscal 2001 declined to $8.2 million, including $4.8 million of depreciation, from $11.5 million, which included $4.9 million in depreciation, in the prior Fiscal year. The sale of the assets of the ceramics facility account for a reduction of approximately $1.6 million, with cost reduction efforts and facility consolidations accounting for the balance.

Research and development

     Research and development expenses increased from approximately $150,000 in Fiscal 2000 to approximately $550,000 in Fiscal 2001. The Company, in the latter part of Fiscal 2001, began to once again expand its research and development activities in order to expand its line of AuraGen products. The Company expects these expenses to continue to grow as the Company focuses its attention in developing more variations of the basic 5KW AuraGen, including, but not limited to, the 6KW, 8.5KW, 10KW, 25KW, AC/DC versions, inverter and battery charger versions, and marine and other applications.

Selling, General and Administrative

     Selling, general and administrative expenses were $12.7 million in Fiscal 2001. The increase in these expenses from $10.7 million in the prior year was primarily a result of an increase in legal costs of approximately $1.2 million, and an increase in depreciation and amortization of approximately $1.1 million partially offset by a decrease of $600,000 as a result of the sale of the assets of the ceramics facility. Also included in the current year expenses is a bad debt charge of $1.3 million associated with non-AuraGen related lines of business we are no longer engaged in. This compares to bad debts of $163,000 in the prior Fiscal year. Additionally, in the latter part of Fiscal 2001, we began to increase our sales staff and other sales and marketing expenses. We expect these expenses to continue to increase in the future, but we expect the rate of increase in these expenses to be substantially below the rate of increase in sales.

Other Income and Expense

     During Fiscal 2001, the Company recognized a gain on sale of assets of $1,756,746 related to the sale of assets of the ceramics facility.

Interest Expense

     Interest expense for Fiscal 2001 declined to $2.3 million from $4.5 million in the prior fiscal year. This was a result of the overall decrease in the debt load associated with the debt foregiveness near the end of Fiscal 2000, and the conversion of debt into equity.

Fiscal 2000 as Compared to Fiscal 1999

Revenues

     Net revenues in Fiscal 2000 declined to $5.8 million from $53.7 million in Fiscal 1999, a decrease of 89.2%. In Fiscal 1999, net revenues included revenues of $45.2 million or 84.2% of revenues from the NewCom subsidiary in which we held an approximate 41% interest at February 28,1999. NewCom ceased operations shortly after the end of Fiscal 1999, resulting in no revenue being recorded for NewCom in Fiscal 2000. Included in Fiscal 2000 revenues are license fees pertaining to sound related patents of $1.5 million or 25.9% of revenues. There were no such revenues in the prior year period. License fees have a pronounced effect on the results of operations since there is little or no cost involved. Revenue from the ceramics facility totaled approximately $2.9 million or 50% of the revenues for Fiscal 2000, as compared to approximately $2.7 million or 5% of revenues in the prior year period. In Fiscal 2000, net revenues from the Company's AuraGen product totaled approximately $.8 million compared to approximately $1.2 million in Fiscal 1999. The decline was a result of the Company's financial difficulties and resultant cut back in sales activities.

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

Cost of Goods

     Cost of goods decreased to $2.0 million from $83.3 million in the prior Fiscal year primarily as a result of the shutdown of the Company's subsidiary previously mentioned. Cost of goods for this subsidiary totaled approximately $74.5 million in Fiscal 1999. After excluding the effects of the license fee noted above the gross margin was 54% in Fiscal 2000 compared to a negative 55% in the prior year.

Overhead Expense

     Overhead Expense for Fiscal 2000 declined to $11.5 million from $47.1 million in the prior Fiscal year. The Company's NewCom subsidiary accounted for $24.3 million of overhead expense in the prior Fiscal year. Included in overhead expense is $4.9 million in depreciation compared to $7.2 million in the prior Fiscal year of which $1.3 million pertained to NewCom.

Research and Development

     Research and development expense for Fiscal 2000 decreased to $.1 million from $2.0 million in Fiscal 1999. This is a result of the Company focusing its efforts on marketing and selling the AuraGen.

Selling, General and Administrative

     Selling, general and administrative expenses decreased to $10.7 million in Fiscal 2000 from $64.1 million in Fiscal 1999. The primary reason for the decrease is the shutdown of the Company's subsidiary as previously mentioned. The Company also reduced the number of employees at the Company's headquarters in conjunction with the restructuring the Company has undergone in the current Fiscal year. Additionally, the Company reduced other expenses it was able to control such as consolidating facilities and reducing travel. Included in selling, general and administrative expenses for Fiscal 2000 are legal costs and expenses of approximately $1.7 million, and depreciation and amortization of approximately $950,000. Bad debts included in Selling, general and administrative expenses decreased to approximately $0.5 million in Fiscal 2000 from $13.3 million in the prior Fiscal year.

Interest Expense

     Interest expense for Fiscal 2000 declined to approximately $ 4.5 million from $11.7 million in Fiscal 1999. This was primarily a result of the elimination of interest expense from the subsidiaries that were either sold or shutdown, and a result of the conversion of debt into equity and the forgiveness of debt.

Discontinued Operations

     Effective March 1, 1999, the Company sold its MYS group of subsidiaries to the former owners of MYS and in June 1999, the Company sold the assets of its AuraSound division. Accordingly, the results of these operations have been classified as a single item as a discontinued operation.

Fourth Quarter Adjustments

     Certain events occurred in the fourth quarter of Fiscal 2000 which impact the financial statements. The primary item that occurred was the forgiveness of debt by certain of the Company's creditors in the approximate amount of $19.1 million.

Liquidity and Capital Resources

     Working capital was a negative $5.1 million compared to approximately $800,000 at Fiscal 2000 year end, with the current ratio declining to 0.73:1 from 1.05:1. This is primarily a result of the reclassification of the litigation liability with DFS of $5.5 million to a current liability at February 28, 2001. This litigation has been settled subsequent to year end through the issuance of common stock and payments to be made totaling $350,000. The principal differences in our accounts from February 29, 2000 to February 28, 2001 are an increase in cash and equivalents of $1.0 million, a decrease in net receivables of $1.4 million, a decrease in inventories of $1.4 million and a decrease in accounts payable and accrued expenses of $1.1 million. These decreases are primarily a result of the sale of the assets of the ceramics facility.

     The Company's cash and cash equivalents balances were $1,265,912 at February 28, 2001, $260,437 at February 29, 2000, and $3,822,210 at February 28,
1999.

     In Fiscal 2001, we received net proceeds of $12.4 million from private placements. We also converted $2.9 million of notes payable and $6.1 million of other liabilities into common stock. In Fiscal 2000 the Company received net proceeds of $7.4 million in a private placement and proceeds of $24,800 from the exercise of warrants.

     In March 2000, the Company sold the assets of its ceramics facility to the president of the facility for $3.5 million resulting in a gain recognized of $1,756,746. The terms of the sale called for a note in the amount of $2.5 million with interest of 8%, a down payment of $100,000 and a payment at closing of $100,000 plus payments to third parties of $800,000.

     The net cash used in operating activities in Fiscal 2001 of $13.3 million decreased by $2.2 million from the prior year due primarily to the decrease in the gain on extinguishment of debt, which substantially reduced the net loss in the prior year, and a lower decrease in accounts payable and accrued expenses, offset partially by a reduced decrease in inventories and other current assets.

     Spending for property and equipment amounted to $38,200 in Fiscal 2001, $16,103 in Fiscal 2000, and $4,053,848 in Fiscal 1999. Of the Fiscal 1999 amount $1,910,611 was due to the manufacture of tooling and the remainder was due to the expansion of facilities and purchases of equipment which was necessary in connection with research and development activities, services performed under various subcontracts and manufacturing requirements.

     At February, 28,2001, the Company was in violation of its loan covenants on its line of credit. The Company has received a waiver from the bank for these violations and fully expects to be able to pay the remaining balance when due in July 2001.

     The Company's cash flow generated from operating activities has to date not been sufficient to fund its working capital needs. Accordingly, the Company has relied upon external sources of financing to maintain its liquidity, principally private and bank indebtedness and equity financing, and the sale of assets. No assurances can be provided that these funding sources will be available in the future, or at the times and in the amounts necessary. The Company currently intends that funding required for future growth and operations will occur through a combination of existing working capital, operating profits, equity and favorable financial terms from vendors. The inability of the Company to obtain sufficient working capital at the times and in the amounts required would have a material adverse effect on the Company's business and operations.

     Current fixed monthly expenses corporate wide, average approximately $950,000, principally for labor, overhead, travel and professional fees.

     The Company leases warehouse space located in Rancho Dominguez, California. Minimum monthly rent under the lease approximates $3,900. Rent expense was approximately $0.1 million for Fiscal 2001, $0.9 million for Fiscal 2000, and $1.8 million for Fiscal 1999.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On August 23, 2000 the Company received a notice of resignation from its independent auditors, Pannell Kerr Forster, Certified Public Accountants, A Professional Corporation ("PKF"). The Company had been informed by PKF that their decision was solely due to business reasons. Having served as the independent auditors of the Company since 1992, PKF never had nor does it currently have any disagreements with the Company on any matter of accounting principles or practices, financial statement disclosure, auditing scope or procedure or any reportable events. The auditors reports on the financial statements for the past eight years during its entire engagement period have not contained any adverse opinion or disclaimer of opinion and have not been qualified or modified as to uncertainty, audit scope or accounting principles except for fiscal years 1999 and 2000 when the audit reports were modified with a going concern uncertainty.

     PKF fully cooperated with the auditor selection and transition process, which was completed on January 9, 2001 when the firm Singer Lewak Greenbaum & Goldstein LLP was engaged by the Company's Board of Directors.

     Unrelated to its decision and pursuant to SEC rules, under Item 304(a)(1)(v)(C)(1)(i) of Regulation S-K, PFK also advised that information had come to its attention which, if further investigated, may materially impact the fairness or reliability of previously issued audit reports or the underlying financial statements of Aura Systems Inc. and Subsidiaries. The information concerning officer loans which took place in Fiscal 1997 was contained in court filings of the SEC in regards to the Staff's response to an SEC investigation, reported publicly by the Company in a press release dated January 20, 1999.

     The Company does not believe that the matters referred to above will have a material effect on the Company's future financial condition or results of operations.

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

                            Director

 Name                      Age      Since   Title
 ------------------------------------------------------------------------------------------------------------
Zvi Kurtzman               53       1987    Chief Executive Officer, Chairman, Board of Directors
Harvey Cohen               67       1993    Director, member of Audit Committee
Salvador Diaz-Verson, Jr.  48       1997    Director, member of Compensation Committee
Stephen A. Talesnick       51       1999    Vice-Chairman, Board of Directors, member of Compensation Committee
Norman Reitman             77       2000    Director, member of Audit Committee
Harry Haisfield            59       2000    Director, member of Compensation Committee
Neal Meehan                59       2000    Director, member of Audit Committee
William Richbourg 57       2001     Director

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

     Hon. Salvador Diaz-Verson, Jr. is a director of the Company and has served in this capacity since September 1997. Mr. Diaz-Verson is the founder, and since 1991 has been the Chairman and President of Diaz-Verson Capital Investments, Inc., an Investment Adviser registered with the Securities and Exchange Commission. Mr. Diaz-Verson served as president and member of the Board of Directors of American Family Corporation (AFLCAC Inc.) a publicly held insurance holding company, from 1979 until 1991. Mr. Diaz-Verson also served as Executive Vice President and Chief Investment Officer of American Family Life Assurance Company, subsidiary of AFLCAC Inc. from 1976 through 1991. Mr. Diaz-Verson is a graduate of Florida State University. He is currently a director of the board of Miramar Securities, Clemente Capital Inc., Regions Bank of Georgia and The Philippine Strategic Investment Holding Limited. Since 1992, Mr. Diaz-Verson has also been a member of the Board of Trustees of the Christopher Columbus Fellowship Foundation, presidentally appointed by President George Bush in 1992, and re-appointed by President Clinton in early 2000.

     Stephen A. Talesnick is Vice Chairman of the Board of Directors and has served in this capacity since January 2001. He originally joined the board of directors in September 1999. Mr. Talesnick has owned and maintained a private law practice since 1977, which is presently located in Beverly Hills. Mr. Talesnick specializes in business and financial transactions in addition to entertainment industry related matters. He originally practiced as an associate in the New York law firm of White & Case. In 1992, Mr. Talesnick became a financial advisor in the financial services industry and is registered with the Securities and Exchange Commission. Mr. Talesnick is a graduate of The Wharton School of Finance and Commerce at the University Of Pennsylvania and received his Juris Doctor degree from Columbia University School of Law.

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

     Harry B. Haisfield is a director of the Company and has served in this capacity since October 2000 following appointment by resolution of the Board of Directors, pursuant to the Bylaws of the corporation. Since 1982, Mr. Haisfield, a private investor, has been involved with start-up companies and has served on the board of directors of several corporations. He is currently the Chairman and CEO of Raydak Corporation, which develops non-destructive testing technology. He has served on the Board of Directors of Achieve.Com, Radiance Communications and as a director of First Pacific Networks, a publicly-held company. Upon completing college, Mr. Haisfield entered the U.S. Naval flight training program in Pensacola, Florida, finishing in the top of his class. He served more than five years as an officer and pilot in the U.S. Marines until his release in 1966 at the rank of Captain. At that time he left the military to join Pan American Airlines where he served as an active pilot until 1991.

     Neal Meehan is a director of the Company and has served in this capacity since October 2000 following appointment by resolution of the Board of Directors, pursuant to the Bylaws of the corporation. Mr. Meehan's business career spans the transportation and telecommunications sectors, and he is currently involved in market development and strategic planning for start-up and mature companies. He has served as president and chief executive officer of a number of airlines including New York Air, Midway Airlines, Chicago Air and
Continental Express. He has also served in various marketing and operations capacities for American Airlines and Continental Airlines. In addition, he has served in various senior capacities for a number of telecommunications firms including In-Flight Phone Corp., Iridium LLC and Hush Communications USA, Inc., a firm specializing in data encryption. After a successful career in the United States Marine Corps, Mr. Meehan received his MBA from St. Johns University. Mr. Meehan is also the recipient of an honorary doctorate from St. Johns University in Commercial Science.

     William B. Richbourg is a director of the Company and has served in this capacity since January 2001. Mr. Richbourg, a trial lawyer, has been engaged in the private practice of law, since 1968. He has a JD from the University of Florida Law School. Mr. Richbourg is active in the environmental field where he has served as President and Director of Environmental Systems, Inc., a privately-held company involved in the electro-magnetic treatment of water and as President and Director of ECO-21, a privately-held company specializing in the marketing and sales of an after-market emissions reducing system for gasoline and diesel engines. As an outstanding football player at the University of Florida, he was the recipient of numerous academic and athletic awards.

MANAGEMENT

     Listed below are Executive Officers and key employees of the Company who are not directors or nominees, their ages, titles and background information.

Name                                Age              Title

Gerald S. Papazian                  45               President, Chief Operating Officer
Arthur J. Schwartz, Ph.D.           53               Executive Vice President
Cipora Kurtzman-Lavut               44               Senior Vice President, Corporate Communications
Neal B. Kaufman                     55               Senior Vice President, Management Information Systems
Steven C. Veen                      45               Senior Vice President, Chief Financial Officer
Michael I. Froch                    39               Senior Vice President, General Counsel and Secretary
Jacob Mail                          50               Senior Vice President, AuraGen Operations
DuWayne Menke                       56               Vice President, AuraGen Sales and Marketing
Richard Ulinski                     59               Vice President, Engineering
Keith O. Stuart                     45               Senior Vice President, Applications Development
Ronald J. Goldstein                 59               Senior Vice President, Government/Military Sales
Richard E. Van Allen, Ph.D.         54               Senior Vice President, Industrial and Special Programs

     Gerald S. Papazian has been the Company's President and Chief Operating Officer since July 1997. He joined the Company in August 1988 from Bear, Stearns & Co., an investment-banking firm, where he served from 1986 as Vice President, Corporate Finance. His responsibilities there included valuation of companies for potential financing, merger or acquisition. Prior to joining Bear Stearns, Mr. Papazian was an Associate in the New York law firm of Stroock & Stroock & Lavan, where he specialized in general corporate and securities law with extensive experience in public offerings. He received a BA, Economics (magna cum laude) from the University of Southern California in 1977 and a JD and MBA from the University of California, Los Angeles in 1981. He served as a trustee of the University of Southern California from 1994 to 1999

     Arthur J. Schwartz, Ph.D. has been the Executive Vice President of the Company since February 1987. Dr. Schwartz obtained his M.S. degree in physics from the University of Chicago in 1971 and a Ph.D. in physics from the University of Pittsburgh in 1978. Dr. Schwartz was employed as a Technical Director with Science Applications International Corp., a scientific research company in San Diego, California from 1983 to 1984 and was a senior physicist with Hughes Aircraft Company, a scientific and aerospace company, from 1980 to 1984. While at Hughes, he was responsible for advanced studies and development where he headed a research and development effort for new technologies to process optical signals detected by space sensors. While at Aura, he served for 3 years on a Joint Tri Services Committee reporting to the U.S. Government on certain technology issues.

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

     DuWayne Menke is Vice President of AuraGen Sales and Marketing. Mr. Menke joined Aura in 2000 to manage sales activities. He is responsible for building the distributor network and coordinating all commercial and fleet sales activities of the company. He has 30 years of experience in generator sales. He has 38 years experience in sales with over 35 years in the sales of electrical generation equipment. He was previously branch manager for Stewart & Stevenson, one of the largest distributors of power equipment. He has served on the board and as CEO of Power Services, Intl., which provided parts and services for vehicle systems.

     Richard Ulinski is Aura's Chief Engineer and Vice President of Engineering. He has been responsible for all phases of the electronics design for the AuraGen electronics including module customization, circuit board design, software-hardware interfaces, test and analysis features both in the company and for the remote installer and dealer specialty equipment. Previously he ran a consulting service working on all aspects of digital and analog controls including 3 years supporting Aura on the AuraGen program. Previously he was VP of Engineering for RJS Inc. designing bar coders, scanners and verifiers. Mr. Ulinski holds numerous patents in Electro-optical, Electro-mechanical and bar code related products. Mr. Ulinski holds an AAS degree in Electronics from Mohawk Valley Community College.

     Keith O. Stuart is Senior Vice President, Applications Development and has served in this capacity since November, 1999. Previously he served as President of the Company's Tech Center division, from 1995 to 1999 and has been in charge of hardware development for Aura since 1988. Mr. Stuart obtained his B.S. and M.S. degrees in electrical engineering from the University of California Los Angeles in 1978 and 1980, respectively. Mr. Stuart worked for Cyphermaster, Inc. during 1986 and was employed by Hughes Aircraft Company, a scientific and aerospace company, prior thereto. Mr. Stuart has designed and fabricated digitally controlled, magnetically supported gimbals that isolate the seeker portion of a United States Space Defense Initiative and has also developed a multi-computer automated test station for the evaluation of sophisticated electro-optical devices.

     Ronald J. Goldstein is Senior Vice President, Government/Military Sales, serving in this capacity since November, 1999. He is responsible for the marketing and sales of AuraGen to worldwide government agencies and the military and has served in various capacities at Aura since 1989. He holds two M.S. degrees in Computing Technology and the Management of R & D from George Washington University and has completed coursework for a Ph.D. in Nuclear Engineering from North Carolina State University. Mr. Goldstein has over 25 years of experience in high technology both in government and industry. Since 1989 Mr. Goldstein was responsible for all marketing and business development activities for the Company and served since 1995 as President of the
Automotive/Industrial division of the Company. Prior to joining Aura, Mr. Goldstein was Manager of Space Initiatives at Hughes Aircraft Company, a scientific and research company, where he was responsible for the design, production and marketing of a wide variety of aerospace systems and hardware. Prior to joining Hughes in 1982, Mr. Goldstein was the Special Assistant for National Programs in the Office of the Secretary of Defense, and before that held high level program management positions with the Defense Department and Central Intelligence Agency.

     Dr. Richard E. Van Allen is Senior Vice President, Industrial and Special Programs, serving in this capacity since June 1999. He is currently the Program Manager for the military version of the commercial AuraGen generator. In addition, Dr. Van Allen manages ongoing electromagnetic actuator projects. He joined the company in 1990 and previously was Manager and Vice President of the AuraSound Division, and before that was Division manager of the Magnetics Division. In these positions, Dr. Van Allen has been involved in the development and manufacture of virtually every electromagnetic system produced by Aura Systems. Prior to joining Aura, he was a Laboratory Manager in Advanced Government Programs at the Hughes Aircraft Company Space and Communications Group. Before joining Hughes, Dr. Van Allen served as the Navigation Team Leader for the Voyager outer planets exploration program at the Jet Propulsion Laboratory. He received his B.S. degree in Aeronautical and Astronautical Engineering, along with an M.S. and Ph.D. in Aerospace Engineering, from Purdue University.

Family Relationships

     Cipora Kurtzman-Lavut, a Senior Vice President, Corporate Communications, is the sister of Zvi Kurtzman, who is the Chief Executive Officer and a director of the Company. Jacob Mail, Senior Vice President, AuraGen Operations is a first cousin of Cipora Kurtzman-Lavut and Zvi Kurtzman.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's officers and directors, and beneficial owners of more than ten percent of the Common Stock, to file with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc. reports of ownership and changes in ownership of the Common Stock. Copies of such reports are required to be furnished to the Company. Based solely on its review of the copies of such reports furnished to the Company, or written representations that no reports were required, the Company believes that during its fiscal year ended February 28, 2001, all filing requirements applicable to its officers, directors, and ten percent beneficial owners were satisfied except that Messrs. Goldstein, Haisfield, Mail, Meehan, Menke, Reitman, Richbourg, Stuart, Talesnick, Ulinski, Diaz-Verson, and Van Allen failed to timely file a single Form 5 with one transaction acquisition reported and Messrs. Cohen, Froch, Kaufman, Kurtzman, Kurtzman-Lavut, Papazian, Schwartz, and Veen failed to timely file a single Form 5 with two transaction acquisitions reported. Messrs. Haisfield, Meehan and Richbourg failed to timely file a single Form 3.

ITEM 11. EXECUTIVE COMPENSATION

Cash Compensation For Executives

     The following table summarizes all compensation paid to the Company's Chief Executive Officer, and to the four most highly compensated executive officers of the Company other than the Chief Executive Officer whose total compensation exceeded $100,000 during the Fiscal year ended February 28, 2001.

                           SUMMARY COMPENSATION TABLE

                                                     Annual                Long Term              All Other
                                                 Compensation(1)Compensation Awards             Compensation(2)

Name and

Principal Position                          Year          Salary               Options/SARs

  Zvi (Harry) Kurtzman (1)                  2001          $385,000             4,500,000                          $0
  Chief Executive Officer                   2000           386,232                 0
                                            1999           384,290             1,000,000

  Gerald S. Papazian (1)                    2001          $210,000             1,000,000                      $2,029
  President and Chief Operating             2000           217,777                 0
  Officer                                   1999           203,025              100,000

  Arthur J. Schwartz (1)                    2001          $205,000             1,000,000                          $0
  Executive Vice President                  2000           210,192                 0
                                            1999           204,895              500,000

  Steven C. Veen(1)                         2001          $200,000             1,000,000                      $2,100
  Senior Vice President and                 2000           205,469                 0
  Chief Financial Officer                   1999           196,412              100,000

  Cipora Kurtzman-Lavut(1)                  2001          $195,000             1,000,000                          $0
  Senior Vice President                     2000           203,942                 0
                                            1999           199,221              500,000

(1) The amounts shown are the amounts actually paid to the named officers during the respective fiscal years. Because of the timing of the payments, these amounts do not represent the actual salary accrued by each individual during the period. The actual salary rate for these individuals which was accrued during the Fiscal year ended February 2001, 2000 and 1999, respectively, were as follows: Zvi Kurtzman - $385,000, $385,000, $385,000; Gerald S. Papazian - $210,000, $210,000, $210,000; Arthur J. Schwartz - $205,000, $205,000, $205,000;
Steven C. Veen - $200,000, $200,000, $200,000; Cipora Kurtzman-Lavut - $195,000,
$195,000,  $195,000. Of the compensation paid in Fiscal 2001, $100,427, $53,140,
$50,254,  $35,301,  $38,027 was paid in the form of 315,361,  166,869,  157,807,
110,851, 119,414 shares, respectively, of restricted common stock of the Company to Mr. Kurtzman, Mr. Papazian, Mr. Schwartz, Mr. Veen and Ms. Kurtzman-Lavut, respectively. Of the compensation paid in Fiscal 2000, $144,561, $34,781, $78,201, $44,918 and $58,520 was paid in the form of 535,413, 128,818, 289,632,
166,363, and 216,742 shares, respectively, of restricted common stock of the Company, valued as of the date of grant, to Mr. Kurtzman, Mr. Papazian, Mr. Schwartz, Mr. Veen and Ms. Kurtzman-Lavut, respectively. As of February 28, 2001 the restricted shares owned by these persons were valued at $382,848, $133,059, $201,348, $124,746 and $151,270, respectively, based upon the closing reported price of the Company's stock on such date.

(2) Such compensation consisted of total Company contributions made to the plan account of each individual pursuant to the Company's Employee Retirement Savings Plan during the Fiscal year ended February 28, 2001.

     No cash bonuses or restricted stock awards were granted to the above individuals during the Fiscal years ended February 28, 2001, February 29, 2000, and February 28, 1999. Effective January 2001, each non-employee director is entitled to receive $20,000 per year for serving as a director, and an additional $5,000 per year for each director who serves on the audit committee.

     The following table summarizes certain information regarding option grants to purchase Common Stock of the Company to the Chief Executive Officer and those other executive officers named in the Summary Compensation Table (the "Named Executive Officers").

                                                                                                Potential
                                                                                           Realizable Value at
                                                                                             Assumed Annual
                                                                                          Rates of Stock Price
                                                                                              Appreciation
                                          Individual Grants                                  For Option Term
----------------------------- ------------------------------------------- ------------- --------------------------
                              Number of       % of
                              Securities      Total
                              Under-          Options/
                              lying           SARs
                              Options/        Granted to     Exercise
                              SARs            Employees      Or Base
                              Granted         In Fiscal      Price         Expiration
Name                          (#)             Year           ($/Sh)        Date           5% ($)         10% ($)
----------------------------- --------------- -------------- ------------ ------------- ----------- --------------
Zvi Harry Kurtzman            4,500,000                25%   0.31          6/7/10       855,000         2,205,000
Gerald Papazian               1,000,000               5.7%   0.31          6/7/10       190,000           490,000
Arthur J. Schwartz            1,000,000               5.7%   0.31          6/7/10       190,000           490,000
Steven C. Veen                1,000,000               5.7%   0.31          6/7/10       190,000           490,000
Cipora Kurtzman Lavut         1,000,000               5.7%   0.31          6/7/10       190,000           490,000



     The following table summarizes certain information regarding the number and value of all options to purchase Common Stock of the Company held by the Chief Executive Officer and those other executive officers named in the Summary Compensation Table.

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR

                      AND FISCAL YEAR-END OPTION/SAR VALUES

                              Number of Unexercised                             Value of Unexercised
                              Options/SARs at Fiscal                            In-the-Money Options/
Name                                       Year End                             SARs at Fiscal Year End*
----                          -------------------------------                   ------------------------

                                  Exercisable         Unexercisable         Exercisable          Unexercisable

Zvi (Harry) Kurtzman                  720,000               5,100,000         $         0              $      0
Gerald S. Papazian                    166,000               1,060,000         $         0              $      0
Arthur J. Schwartz                    445,000               1,300,000         $         0              $      0
Steven C. Veen                        265,000               1,160,000         $         0              $      0
Cipora Kurtzman-Lavut                 445,000               1,300,000         $         0              $      0

*Based on the average high and low reported prices of the Company's Common Stock on the last day of the fiscal year ended February 28, 2001.

No options were exercised by the above individuals during the fiscal year ended February 28, 2001.

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

     Employment Contracts

     The Company offers employment contracts to key executives only when it is in the best interest of the Company and its stockholders to attract and retain such key executives and to ensure continuity and stability of management. Effective as of March 1998, the Company entered into employment agreements and severance agreements with Messrs. Kurtzman, Schwartz, Papazian, Veen, Froch, Kaufman, and Ms. Kurtzman- and entered into severance agreements with Messrs. Goldstein, Mail, and Stuart. The Committee reviewed and approved such agreements unanimously after consulting with a nationally recognized employee benefits firm and determining that such agreements were necessary in order to retain highly qualified executives whose abilities are critical to the long-term success and competitiveness of the Company.

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

     The Company's senior management believes that at some time in the future, as market acceptance of the AuraGen accelerates and manufacturing operations expand, it may be desirable to replace all or part of the senior members of the management team with individuals having focused experience in large scale manufacturing and sales operation. Accordingly, in March 2000 Mr. Kurtzman proposed to the Board of directors that consideration be given to restructuring employment and severance agreements to allow the Company the flexibility to implement an orderly management transition, if and when deemed advisable by the Board.

     Subsequently, the Company's Board of directors entered into discussions with certain members of senior management with a view towards restructuring the employment and severance agreements. The Board of Directors, through its Compensation Committee, retained independent outside consultants to formulate a proposal whereby these agreements with senior management would be modified to allow for the possibility of an orderly management transition in the future if and when deemed advisable by the Board.

     Following discussions between the Compensation Committee of Board of Directors and the senior management members, in consultation with independent consultants, the Compensation Committee proposed that agreements be entered into whereby the existing employment and severance agreements with Mr. Kurtzman, the Named Executive Officers and other key executive officers would be restructured. Under the current proposal, which has been approved unanimously by the Compensation Committee and by a majority of the Board of Directors, the Company would have the right to terminate these affected employees at will and such affected employees would relinquish their rights to further compensation and severance payments. In exchange for relinquishing their rights, the participating members would receive a one-time payment in stock options at an exercise price of $0.55 per share in lieu of receiving cash compensation. The number of stock options would be determined based upon the underlying total compensation due to the employee upon termination under the existing agreements, multiplied by two and divided by $0.32 per share.

     If and when any management members subject to the proposal are terminated in the Board's discretion, such members would thereafter remain as consultants to the Company for a period of one year at 85% of their then current base salaries, subject to extension by mutual agreement. The management members covered by the proposal have agreed to these terms. However, there are material terms which remain to be considered and agreed to by the Board of Directors and the affected members of the management team. There are no assurances that final agreements will be achieved or when such agreements will be implemented.

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

     In March 1998, the Committee reviewed and unanimously approved stock option awards under the Company's stock option plan after consulting with a nationally recognized employee benefits firm. The Committee granted Mr. Kurtzman an option to purchase 1,000,000 shares of Common Stock, which vest 20% per year over five years. The options are exercisable at $3.31 per share which was 105% of the market price of the Company's Common Stock on the date of grant. Senior executives in the Company participate in the stock option plan and the Compensation Committee granted such executives options to purchase Common Stock during Fiscal 1998. In June 2000 the Compensation Committee unanimously approved additional stock option awards under the Company's stock option plan to Mr. Kurtzman and the Named Executive Officers, described in the table entitled "Option/SAR Grants in the Last Fiscal Year' appearing above. In determining the number of shares to award to Mr. Kurtzman and other executives, the Compensation Committee considered several factors, including primarily Mr. Kurtzman's and other executives' actual and potential contributions to the Company's long term success, and the size of awards provided to other executives in comparable companies holding similar positions.

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

                                Committee Members

        Salvador Diaz-Verson, Jr., Stephen A. Talesnick, Harry Haisfield

Compensation Committee Interlocks and Insider Participation

     The Compensation Committee for the Fiscal year ended February 28, 2001 comprised Salvador Diaz-Verson, Jr., Stephen A. Talesnick, and Harry Haisfield. Decisions regarding compensation of executive officers for the Fiscal year ended February 28, 2001 were made unanimously by the outside, disinterested, directors of the Board of Directors, after reviewing recommendations of the Compensation Committee.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the Company's Common Stock owned as of May 18, 2001 (i) by each person who is known by Aura to be the beneficial owner of more than five percent (5%) of its outstanding Common Stock, (ii) by each of the Company's directors and those executive officers named in the Summary Compensation Table, and (iii) by all directors and executive officers as a group:

                                                        Shares of                        Percent of
                                                      Common Stock                      Common Stock
Name                                               Beneficially Owned                Beneficially Owned

Gardner Lewis Asset Management L.P.                   21,562,736  (17)                              6.6%
ICM Asset Management Inc.                             18,897,864  (16)                              5.8%
James M. Simmons                                      18,897,864  (16)                              5.8%
Arthur Liu                                            22,437,274  (15)                              6.9%
Zvi (Harry) Kurtzman                                   5,256,675  (1)(2)                            1.6%
Arthur J. Schwartz                                     3,065,978  (1)(3)(4)                         1.0%
Cipora Kurtzman Lavut                                  2,357,259  (5)                                  *
Harvey Cohen                                             728,287  (6)                                  *
Salvador Diaz-Verson, Jr.                              1,456,037  (7)                                  *
Stephen A. Talesnick                                   3,087,698  (10)                              1.0%
Gerald S. Papazian                                       964,012  (8)                                  *
Steven C. Veen                                         1,223,947  (9)                                  *
Norman Reitman                                           717,142  (14)                                 *
Harry Haisfield                                        1,556,700  (11)                                 *
William Richbourg                                        460,000  (12)                                 *
Neal Meehan                                              440,625  (13)                                 *

All executive officers and directors                  25,781,355                                    8.0%
as a group (20 persons)
--------------------

*    Less than 1% of outstanding shares.

(1)  Includes 175,000 shares held of record by Advanced Integrated Systems, Inc.

(2) Includes 2,420,000 shares which may be purchased pursuant to options exercisable within 60 days of May 31, 2001.

(3) Includes 878,333 shares which may be purchased pursuant to options exercisable within 60 days of May 31, 2001.

(4) Includes 32,000 shares held by Dr. Schwartz as custodian for his children, and 74,000 owned by Dr. Schwartz' children, to which Dr. Schwartz disclaims any beneficial ownership.

(5) Includes 878,333 shares which may be purchased pursuant to options exercisable within 60 days of May 31, 2001.

(6) Includes 31,250 shares beneficially owned, and 525,000 shares which may be purchased pursuant to options within 60 days of May 31, 2001.

(7) Includes 450,000 shares which may be purchased pursuant to options exercisable withing 60 days of May 31, 2001.

(8) Includes 519,333 shares which may be purchased pursuant to options exercisable within 60 days of May 31, 2001.

(9) Includes 668,333 shares which may be purchased pursuant to options exercisable within 60 days of May 31, 2001, and 20,000 shares held by Mr. Veen as custodian for his children, to which Mr. Veen disclaims any beneficial ownership.

(10) Includes 300,000 shares which may be purchased pursuant to options exercisable within 60 days of May 31, 2001.

(11) Includes 524,000 shares which may be purchased pursuant to options and warrants exercisable within 60 days of May 31, 2001.

(12) Includes 250,000 shares which may be purchased pursuant to options exercisable within 60 days of May 31, 2001.

(13) Includes 296,875 shares which may be purchased pursuant to options and warrants exercisable within 60 days of May 31, 2001

(14) Includes 475,000 shares which may be purchased pursuant to options exercisable within 60 days of May 31, 2001 and 12,500 shares owned by Mr. Reitman's wife, as to which 12,500 shares he disclaims any beneficial ownership.

(15) Includes 11,833,574 shares held by Alaris, Inc. which may be deemed to be beneficially owned by Mr. Liu and 4,500,000 shares which may be purchased pursuant to warrants exercisable within 60 days of May 31, 2001.

(16) Based upon information contained in Schedule 13G/A dated May 16, 2001, as filed with the SEC by ICM Asset Management, Inc. and James M. Simmons. ICM Asset Management, Inc. is a registered investment advisor whose clients have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, the stock. James M. Simmons is the President of ICM Asset Management, Inc, and is the beneficial owner of these shares in such capacity. Neither of such persons has sole voting or sole dispositive power with respect to any of the 18,897,864 shares reported as being beneficially owned. Of the 18,897,864 shares beneficially owned by these persons, they have shared dispositive power with respect to all of these shares, and shared voting power with respect to 18,025,524 shares.

(17) Based upon information contained in Schedule 13G/A dated February 13, 2001, as filed with the SEC by Gardner Lewis Asset Management Inc. Of the 21,562,736 shares beneficially owned by this person, it has sole dispositive power with respect to all of these shares, sole voting power with respect to 19,508,336 shares, and shared voting power with respect to 318,100 shares.

     The mailing address for Gardner Lewis Asset Management, L.P. is 285 Wilmington - West Chester Pike, Chadds Ford, Pa. 19317.

     The mailing address for ICM Asset Management, Inc. is W. 601 Main Avenue, Suite 600, Spokane Wa. 99201.

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

Convertible Note Exchange

As part of the Company's financial restructuring in Fiscal 1999 the Company offered to exchange convertible notes issued to investors in 1993 for Common Stock. As a result of the restructuring the Company converted the notes at a price of $.27 per share. These investors among others included Zvi Kurtzman and Arthur J. Schwartz, whose notes entitled them to receive from the Company $100,000 and $80,000, respectively, plus accrued and unpaid interest. Both Messrs. Kurtzman and Schwartz exchanged their notes for Common Stock in March 2000.

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

              (1)    Financial Statements

       See Index to Consolidated Financial Statements at page F-1

              (2)    Financial Statement Schedules

       See Index to Consolidated Financial Statements at page F-1

              (3)    Exhibits

       See Exhibit Index

       (b)    Reports on Form 8-K

       No reports on Form 8-K were filed in the quarter ended February 28, 2001.

                                INDEX TO EXHIBITS

                            Description of Documents

3.1(11)      Certificate of Incorporation of Registrant.

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

10.22(10)    Settlement  Agreement and Release of Claims dated as of December 1,
             1999 between JNC Opportunity Fund, Ltd., and the Company.

10.23(10)    Payment  Agreement by and between  Credit  Managers  Association of
             California and Aura Systems, Inc.

10.24(11)    Release from  Infinity  Investors  Limited et al. to Aura  Systems,
             Inc.

10.25(11)    Release from Aura Systems,  Inc. to Infinity  Investors  Limited et
             al.

10.26(11)    Exchange Agreement dated as of February 22, 2000, by and among Aura
             Systems, Inc., Infinity Investors Limited et al.

10.27(11)    Guaranty  dated as of February 22, 2000, by Aura Systems,  Inc. and certain of its subsidiaries.

10.28(11)    Stock Pledge Agreement dated as of February 22, 2000,  between Aura
             Systems, Inc. and HW Partners, L.P. as agent.

10.29(11)    Security  Agreement  dated as of February  22,  2000,  between Aura
             Systems,  Inc., certain  subsidiaries of Aura Systems,  Inc. and HW
             Partners L.P.

10.30(11)    Secured Note dated  February 22, 2000,  from Aura Systems,  Inc. to
             Infinity Investors Limited.

10.31(11)    Secured Note dated  February 22, 2000,  from Aura Systems,  Inc. to
             Global Growth Limited.

10.32(11)    Secured Note dated  February 22, 2000,  from Aura Systems,  Inc. to
             Summit Capital Limited.

10.33(11)    General  Assignment  and  Bill of Sale  dated  February  29,  2000, between Alpha Ceramics, Inc. and Aura Ceramics, Inc.

10.34(11)    Assignment and Assumption of Specified  Liabilities dated as of May
             3, 2000, by and between  Alpha  Ceramics,  Inc. and Aura  Ceramics,
             Inc.

10.35(11)    Assignment  and Assumption of Lease dated as of May 3, 2000, by and between Alpha Ceramics, Inc. and Aura Ceramics, Inc.

10.36(11)    Revolving  Credit and Term Loan Agreement  dated as of May 2000, by and between Alpha Ceramics, Inc. and Excel Bank.

10.37(11)    Asset Purchase  Agreement  dated  February 29, 2000,  between Alpha
             Ceramics, Inc. and Aura Ceramics, Inc.

10.38(11)    Subordination  Agreement  dated as of May 2000,  by Aura  Ceramics,
             Inc. and Aura Systems, Inc.

10.39(11)    Escrow  Agreement  dated  March  6,  2000,  by and  among  Guzik  &
             Associates, Aura Systems, Inc. and Isosceles Fund Limited.

10.40(11)    Subscription Agreement from Isosceles Fund Limited to Aura Systems,
             Inc.

10.41(11)    Stock Purchase  Warrant of Aura Systems,  Inc.  issued to Isosceles
             Fund Limited.

10.42(11)    Settlement  Agreement  and  Release of Claims  dated as of March 6,
             2000, between Aura Systems, Inc. and Isosceles Fund Limited.

10.43        Settlement Agreement and Mutual Release dated as of March 12, 2001,
             between  Aura  Systems,   Inc.  and  Deutche   Financial   Services
             Corporation.

21.          Subsidiaries of Aura Systems, Inc.

23.1         Consent of Pannel Kerr Forster

23.2         Consent of Singer Lewak Greenbaum & Goldstein LLP

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

(7) Incorporated by reference to the Exhibits to the Company's Registration Statement on Form S-1 (File No.-33-57454).

(8) Incorporated by reference to the Exhibits to the Company's Annual Report Form 10-K for the fiscal year ended February 28, 1994 (File No. 0-17249).

(9) Incorporated by reference to the Company's Annual Report Form 10-K for the fiscal year ended February 29, 1996 (File No. 0-17249)

(10) Incorporated by reference to the Company's Annual Report on Form 10-K for the Fiscal year ended February 28, 1999 (File No. 0-17249)

(11) Incorporated by reference to the Company's Annual Report on Form 10-K for the Fiscal year ended February 29, 2000 (File No. 0-17249)

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       AURA SYSTEMS, INC.

Dated:   May 24, 2001
                                       By:      /s/   Zvi Kurtzman
                                          --------------------------------
                                                Zvi Kurtzman
                                                Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signatures                                              Title                                     Date

/s/Zvi Kurtzman                          Chief Executive Officer and Director                   May 24, 2001
---------------------------------
Zvi Kurtzman                             (Principal Executive Officer)

/s/Steven C. Veen                        Senior Vice President,                                 May 24, 2001
---------------------------------
Steven C. Veen                           Chief Financial Officer
                                         (Principal Financial and Accounting Officer)

                                         Director                                               May 24, 2001
---------------------------------
Harvey Cohen

/s/Salvador Diaz-Verson, Jr.             Director                                               May 24, 2001
---------------------------------
Salvador Diaz-Verson, Jr.

/s/Harry Haisfield                       Director                                               May 24, 2001
---------------------------------
Harry Haisfield

/s/Neal Meehan                           Director                                               May 24, 2001
---------------------------------
Neal Meehan

/s/Norman Reitman                        Director                                               May 24, 2001
---------------------------------
Norman Reitman

/s/William Richbourg                     Director                                               May 24, 2001
---------------------------------
William Richbourg

/s/ Stephen A. Talesnick                 Director                                               May 24, 2001
---------------------------------
Stephen A. Talesnick

                               AURA SYSTEMS, INC.

                                AND SUBSIDIARIES

                   Index to Consolidated Financial Statements

    Independent Auditors' Report on Consolidated Financial Statements and

           Financial Statement Schedule                                                                       F-2 to F-3
    Consolidated Financial Statements of Aura Systems, Inc. and Subsidiaries:
    Consolidated Balance Sheets-February 28, 2001 and February 29, 2000                                       F-4 to F-5
    Consolidated Statements of Operations and Comprehensive Loss-
            Years ended  February 28,  2001,  February 29, 2000 and February 28,
    1999 F-6 Consolidated  Statements of  Stockholders'  Equity (Deficit) -Years
    ended

           February  28,  2001,  February  29,  2000 and  February  28, 1999 F-7
    Consolidated Statements of Cash Flows-Years ended February 28, 2001,

           February 29, 2000 and February 28, 1999                                                            F-8 to F-10

   Notes to Consolidated Financial Statements                                                                F-11 to F-24

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

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Aura Systems, Inc.
El Segundo, California

We have audited the accompanying consolidated balance sheet of Aura Systems, Inc. and subsidiaries as of February 28, 2001, and the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows for the year then ended, and the related financial statement schedule listed in the accompanying Index at Item 14. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aura Systems, Inc. and subsidiaries as of February 28, 2001, and the results of their operations and their cash flows for the year then ended, and the financial statement schedule presents fairly, in all material respects, the information set forth therein, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 1 to the consolidated financial statements, the Company has generated significant losses from operations and is involved with significant litigation. As the Company has suffered recurring losses from operations, is in violation of its loan covenants, and is the subject of certain lawsuits, there is substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
April 12, 2001

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of
   Aura Systems, Inc.
El Segundo, California

We have audited the consolidated balance sheet of Aura Systems, Inc. and subsidiaries as of February 29, 2000 and the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficit), and cash flows for each of the two years in the period ended February 29, 2000 and the related financial statement schedule listed in the accompanying Index at Item
14. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aura Systems, Inc. and subsidiaries as of February 29, 2000 and the results of their operations and their cash flows for each of the two years in the period ended February 29, 2000, and the financial statement schedule presents fairly, in all material respects, the information set forth therein, all in conformity with generally accepted accounting principles.

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
June 12, 2000


                               AURA SYSTEMS, INC.

                                AND SUBSIDIARIES

                           Consolidated Balance Sheets

                                                                    February 28,          February 29,
                                                                          2001               2000
                                                                         -----              -------
ASSETS
CURRENT ASSETS:
   Cash and equivalents                                            $    1,265,912        $      260,437
   Receivables, net                                                     1,062,041             2,459,200
   Inventories, net                                                     9,756,399            11,189,227
   Other current assets                                                   452,940               360,117
   Note receivable                                                      1,405,857             3,557,067
                                                                    -------------         -------------

         Total current assets                                          13,943,149            17,826,048
                                                                    -------------         -------------

PROPERTY AND EQUIPMENT, AT COST                                        41,289,011            42,219,417
   Less accumulated depreciation and amortization                     (20,966,852)          (15,184,362)
                                                                      ------------        --------------
         Net property and equipment                                    20,322,159            27,035,055

LONG-TERM Investments                                                   1,883,835             2,123,835
long-term receivables                                                   2,516,139             1,250,000
Patents and trademarks-Net                                              3,370,263             4,615,769
OTHER ASSETS                                                            3,242,498             3,271,831
                                                                    -------------         -------------
         Total                                                     $   45,278,043        $   56,122,538
                                                                    =============         =============












          See accompanying notes to consolidated financial statements.

                               AURA SYSTEMS, INC.

                                AND SUBSIDIARIES

                           Consolidated Balance Sheets

                                                                       February 28,          February 29,
LIABILITIES AND STOCKHOLDERS' EQUITY                                       2001                2000
                                                                       --------------         -------
CURRENT LIABILITIES:
   Notes payable                                                       $   14,300,594        $    9,899,531
   Convertible note, unsecured                                                     --             1,250,000
   Accounts payable                                                         3,463,146             4,216,004
   Accrued expenses and other                                               1,284,754             1,634,300
                                                                        -------------         -------------
         Total current liabilities                                         19,048,494            16,999,835
                                                                        -------------         -------------
                                                                           24,184,514            37,606,695
                                                                        -------------         -------------
NOTES PAYABLE AND OTHER LIABILITIES

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
   Common stock par value $.005 per share and additional paid in
   capital. Issued and outstanding 291,089,582 and 196,975,392            264,787,864           234,196,092
   shares respectively.
   Common Stock not issued                                                         --             9,132,774
   Cumulative currency translation adjustment (CTA)                          (365,932)             (365,932)
   Accumulated deficit                                                   (262,376,897)         (241,446,926)
                                                                          -----------         --------------

         Total stockholders' equity                                         2,045,035             1,516,008
                                                                        -------------         -------------
         Total                                                         $   45,278,043        $   56,122,538
                                                                        =============         =============










          See accompanying notes to consolidated financial statements.


                       AURA SYSTEMS, INC. AND SUBSIDIARIES

                            Consolidated    Statements   of    Operations    and
                       Comprehensive   Loss  Years  ended   February  28,  2001,
                       February 29, 2000 and February 28, 1999

                                                               2001                 2000                  1999
                                                           -------------         -------------         -------
Net Revenues                                               $   2,512,508         $   5,788,221         $  53,650,025
Cost of GOODS                                                  1,216,637             1,957,854            83,344,562
                                                           -------------         -------------         -------------

GROSS PROFIT   LOSS                                            1,295,871             3,830,367           (29,694,537)
                                                           -------------         -------------         --------------

OPERATING EXPENSES:
   Overhead expenses                                           8,214,981            11,466,449            47,092,632
   Research and development                                      547,812               148,443             1,996,198
   Impairment of long-lived assets                               240,000                    --             5,838,466
   Selling, general and administrative expenses               12,695,833            10,725,397            64,131,074
                                                           -------------         -------------         -------------
         Total operating expenses                             21,698,626            22,340,289           119,058,370
                                                           -------------         -------------         -------------

  LOSS FROM OPERATIONS                                       (20,402,755)          (18,509,922)         (148,752,907)

OTHER INCOME AND (EXPENSE)                                      (527,216)           (5,893,449)          (30,562,046)
(LOSS) BEFORE INCOME TAXES AND OTHER ITEMS
                                                             (20,929,971)          (24,403,371)         (179,314,953)
   Provision for taxes                                                --                    --               566,635
   Minority interests in consolidated subsidiary                      --                    --            10,372,895
   Loss in excess of basis of subsidiary:
     Aura Systems, Inc.                                               --                    --             8,080,695
     Minority interests                                               --                    --            26,561,481
                                                          --------------        --------------        --------------
Loss from continuing operations                              (20,929,971)          (24,403,371)         (134,866,517)
                                                          ---------------       ---------------       ---------------
Discontinued Operations:
     Loss from Discontinued Operations, Net of

     taxes of $0 for 2000 and 1999 respectively                       --            (1,433,859)          (14,875,065)
     Loss on Disposal, Net of Taxes of $0 for 2000                    --            (2,697,642)                   --
                                                          --------------        ---------------       --------------
Loss from Discontinued Operations                                     --            (4,131,501)          (14,875,065)
                                                          --------------        ---------------       ---------------
Loss before extraordinary item                               (20,929,971)          (28,534,872)         (149,741,582)
Extraordinary Item

     Gain on extinguishment of debt obligations,  net
     of income taxes of $0                                            --            19,068,916                    --
                                                          --------------        --------------        --------------
Net loss                                                     (20,929,971)           (9,465,956)         (149,741,582)

Other comprehensive income (loss), net of taxes:                      --                    --              (406,574)
                                                          --------------        --------------        ---------------
Comprehensive loss                                        $  (20,929,971)       $   (9,465,956)       $ (150,148,156)
                                                           --------------        ==============       ===============

NET LOSS PER COMMON SHARE                                 $        (0.08)       $        (0.08)       $        (1.74)
                                                           ==============        ==============       ===============
Loss from continuing operations per common share          $        (0.08)       $        (0.20)       $        (1.57)
                                                           =============         ==============        ==============
Loss from discontinued operations per common share
                                                          $            --       $        (0.03)       $        (0.17)
                                                           ==============        =============         ==============
Extraordinary income per common share                     $            --       $         0.15        $           --
                                                           ==============        =============         =============

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES                                             261,568,346           124,294,051            85,831,688
                                                             ===========           ===========         =============


          See accompanying notes to consolidated financial statements.

                               AURA SYSTEMS, INC.

                                AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity

     Years ended February 28, 2001, February 29, 2000 and February 28, 1999

                                                                                                       Accumulated
                                                                                                          Other

                                       Common Stock          Additional     Common                    Comprehensive
                                       ------------
                                                               Paid-in    Stock not    Accumulated    (CTA) Income
                                                                      -            -              -
                                    Shares        Amount      Capital       Issued       Deficit          (Loss)        Total
                                    ------        ------      -------       ------       -------     -    ------        -----

Balances at February 28, 1998      80,001,244   $400,006    $198,700,608  $      --    $ (82,239,388)     $40,642    $116,901,868

Notes payable converted            16,513,282     82,566      10,126,867         --               --           --      10,209,433
Exercise of warrants                7,475,383     37,377       7,971,198         --               --           --       8,008,575
Exercise of stock options              50,000        250         102,750         --               --           --         103,000
Stock issued to acquire assets        114,833        574          28,134         --               --           --          28,708
Private placements                  3,597,300     17,986       1,779,656         --               --           --       1,797,642
Expenses of issuances                      --         --       (554,727)         --               --           --        (554,727)
Other comprehensive income(CTA)            --         --              --         --               --     (406,574)       (406,574)
Net (loss)                                 --         --              --         --     (149,741,582)          --    (149,741,582)
                                  -----------   --------    ------------  ---------     ------------ ------------    ------------

Balances at February 28, 1999     107,752,042    538,759     218,154,486         --     (231,980,970)    (365,932)
                                                                                                                     (13,653,657)

Notes payable converted            68,534,445    342,672      10,036,430         --               --           --      10,379,102
Exercise of warrants                  120,000        600          44,200         --               --           --          44,800
Stock    issued   to   satisfy      2,907,275     14,536         770,429         --               --           --         784,965
    liabilities

Private placements                 17,661,630     88,308       4,400,692         --               --           --       4,489,000
Expenses of issuances                      --         --       (195,020)         --               --           --        (195,020)
Common stock not issued                                                   9,132,774                                     9,132,774
Net (loss)                                 --         --              --         --       (9,465,956)          --      (9,465,956)
                               --------------   --------    ------------  ---------   ---------------    --------    -------------

Balances at February 29, 2000     196,975,392    984,875     233,211,217   9,132,774    (241,446,926)    (365,932)      1,516,008

Notes payable converted             7,324,191     36,621       2,912,744         --               --             --     2,949,365
Stock    issued   to   satisfy     11,642,627     58,160       6,093,135         --               --             --     6,151,295
    liabilities

Private placements                 40,721,909    203,610      12,231,830         --               --             --     12,435,440
Stock issued for prior year        34,425,463    172,128       8,960,646   (9,132,774)            --             --            --
Expenses of issuances                      --         --        (77,102)         --               --             --       (77,102)
Net (loss)                                 --         --              --         --      (20,929,971)            --     (20,929,971)
                                  -----------   --------     -----------   --------     ---------------------------     ------------

Balance at February 28, 2001      291,089,582   $1,455,394   $263,332,470  $     --     $(262,376,897)  $(365,932)      $2,045,035
                                  ===========   ==========    ===========  =========    ==============  ==========      ==========












          See accompanying notes to consolidated financial statements.


                               AURA SYSTEMS, INC.

                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
              Years ended February 28, 2001, February 29, 2000 and
                                February 28, 1999

                                                                           2001               2000              1999
                                                                           ----               ----              ----
Cash flows from operating activities:

    Net loss                                                          $(20,929,971)      $ (9,465,956)    $(149,741,582)
                                                                       -----------       -------------    --------------
    Adjustments to reconcile net loss to net
        cash used by operating activities:
    Depreciation and amortization                                        7,619,979          6,853,924         12,985,278
    Provision for environmental cleanup                                         --             48,812             44,516
    (Gain) loss on disposition of assets                                (1,756,746)            93,638            925,525
    Equity in losses of unconsolidated joint ventures                           --                 --          6,268,384
    Impairment of long-lived assets                                        240,000                 --          9,403,687
    Gain on extinguishment of debt                                              --        (19,068,916)                --
    Long term assets charged to operations                                      --                 --          1,425,794
    Settlement on accounts payable                                      (1,046,324)                --                 --
    Minority interest in earnings (loss) of subsidiary                          --                 --        (10,372,895)
    Non-cash items charged to operations                                   903,935                 --                 --
    Loss on disposal of investments                                             --                 --          4,877,839
    Loss on disposal of discontinued operations                                 --          2,697,642                 --
    Assets-(Increase) Decrease:
     Receivables                                                         1,397,159            462,541         46,037,727
     Inventories                                                         1,432,828          4,019,810         40,236,817
     Prepayments                                                                --                 --          9,891,144
     Other current assets                                                  (92,763)         1,515,787          3,801,107
     Deferred income taxes                                                      --                 --            838,000
    Liabilities-Increase (Decrease):
     Accounts payable                                                     (752,858)        (1,371,174)       (21,479,522)
     Accrued expenses                                                     (349,546)        (1,577,248)         4,614,005
     Litigation and other liabilities                                           --            222,223          7,389,649
                                                                      ------------     --------------       ------------
    Total adjustments                                                    7,355,664         (6,102,961)      116,887,055
                                                                         ---------     ---------------      -----------
         Net cash used by operating activities                         (13,334,307)       (15,568,917)      (32,854,527)
                                                                      -------------    ---------------      ------------
Cash flows from investing activities:

   Payments from notes receivable                                        3,784,681          5,674,828                 --
   Proceeds from sale of assets                                                 --            327,109          2,721,000
   Purchase of property and equipment                                      (38,200)           (16,103)        (2,143,237)
   Manufacture of special tools and equipment                                   --                 --         (1,910,611)
   Investment in joint ventures                                                 --                 --           (164,466)
   Long-term investments                                                        --                 --         (4,940,000)
   Long-term receivables                                                        --                 --          3,436,809
   Patents and trademarks                                                       --                 --           (467,167)
   Other assets                                                              3,821                 --                 --
   Proceeds from subsidiary stock                                               --                 --          1,611,873
                                                                       -----------     --------------        -----------
         Net cash provided (used) by investing activities                3,750,302          5,985,834         (1,855,799)
                                                                       -----------     --------------        ------------



           See accompanying notes to consolidated financial statements

                               AURA SYSTEMS, INC.

                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                                                                          2001               2000              1999
                                                                          ----               ----              ----
     Cash flows from financing activities:

        Net proceeds from borrowings                                  $        --           $251,101        $17,922,584
        Repayment of notes payable                                     (1,768,859)        (1,218,571)        (3,396,083)
        Proceeds from exercise of options                                      --                 --            103,000
        Net proceeds from issuance of common stock                     12,358,339          7,393,980          1,675,873
        Net proceeds from exercise of warrants                                 --             24,800          7,884,325
        Net proceeds from issuance of convertible notes                        --                 --         11,720,000
        Repayment of convertible notes                                         --           (430,000)        (3,050,000)
        Foreign currency translation adjustment                                --                 --           (406,574)
                                                                     ------------       ------------       -------------
            Net cash provided by financing activities                  10,589,480          6,021,310         32,453,125
                                                                     ------------       ------------       ------------
              Net increase (decrease) in cash and equivalents           1,005,475         (3,561,773)        (2,257,201)
     Cash and equivalents at beginning of year                            260,437          3,822,210          6,079,411
                                                                     ------------       ------------       ------------
     Cash and equivalents at end of year                             $  1,265,912     $      260,437       $  3,822,210
                                                                      ===========       ============        ===========
     Supplemental disclosures of cash flow  information:
        Cash paid during the year for:

          Interest                                                   $  1,977,239       $    922,708       $  3,374,992
                                                                      ===========        ===========       ============
          Income Taxes                                               $         --       $         --       $  2,244,762
                                                                      ===========        ===========       ============

Supplemental disclosures of non-cash investing and financing activities:

During the year ended February 28, 2001, $2,912,744 of notes payable and accrued interest were converted into 7,324,191 shares of common stock. The Company also issued 11,642,627 shares of common stock in satisfaction of $6,093,135 of liabilities. During the year ended February 28, 2001, the Company also issued the following shares of common stock which were recorded as a component of stockholder's equity (common stock not issued) at February 29, 2000. The common stock could not be issued in Fiscal 2000 due to the limitation on the number of shares authorized. The Company issued 2,520,000 shares of common stock for the conversion of notes payable and accrued interest of $686,524; 541,667 shares of common stock in settlement of accrued and unpaid director's fees of $146,250; 12,500,000 shares of common stock, in the amount of $3,100,000 for the Company's private placement, and 14,687,972 shares of common stock with a value of $5,200,000 to satisfy the liability for a class action settlement. In addition, 2,400,000 shares of common stock were issued as a finder's fee for the Company's private placements and 1,775,824 shares of common stock for repricing a prior private placement of the Company. The finder's fee and repricing had no effect on total stockholders' equity. The above items total 34,425,463 shares and $9,132,774, which is included in the Consolidated Statement of Stockholders' Equity as Common Stock not issued for Fiscal 2000, and Common Stock in Fiscal 2001.

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

During the year ended February 28, 2001, the Company sold the assets of the ceramics facility for $3.5 million in the form of a note receivable of $2.5 million plus $800,000 paid to third parties in satisfaction of liabilities and payments of $200,000 to Aura. During the year ended February 29, 2000, the Company sold its MYS subsidiary for a total of $4.2 million consisting of a $1 million down payment and a note receivable of $3.2 million. The Company also sold the assets of its AuraSound subsidiary for approximately $2.4 million consisting of a down payment of $100,000 and a note receivable of approximately $2.3 million.

During the year ended February 28, 1999, $800,000 in joint ventures assets were transferred to long term investments. During the year ended February 28, 1999, the Company sold its stock investment in Telemac for $5,499,000, of which $2,750,000 was recorded as a note receivable and proceeds of $2,699,000 were received which are reflected above as proceeds from sale of assets. During the year ended February 28, 1999, the Company assumed explicitly certain obligations of NewCom, effectively transferring approximately $9,900,000 from current notes and trade payables to litigation payable. The $9,900,000 represents NewCom obligations guaranteed by the Company, including a line of credit with a commercial lending institution and two other trade creditors.

           See accompanying notes to consolidated financial statements

                               AURA SYSTEMS, INC.

                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

     Years ended February 28, 2001, February 29, 2000 and February 28, 1999

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

     The Company's operations are now focused on manufacturing and commercializing the AuraGen(R) ("AuraGen") family of electromagnetic products, with applications for military, industry and the consumer. The AuraGen is a unique, patented electromagnetic induction machine that can be mounted to the vehicle engine, which generates both 110 and 220 volt AC power at all engine speeds including idle. Commercial production of the AuraGen commenced in Fiscal 1999 and is being distributed and sold through dealers, distributors, and OEMs.

     The Company intends to continue to focus its business on the AuraGen line of products. In addition, the Company is entitled to receive royalties for its electro-optics technology ("AMA") licensed to Daewoo Electronics Co., Ltd. in 1992.

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

     Principles of Consolidation

     For the years ended February 28, 2001 and February 29, 2000, the consolidated financial statements include accounts of the Company and its wholly owned subsidiaries Aura Ceramics, Inc. and Electrotec Productions, Inc. (and its wholly owned subsidiary Electrotec Europe). During the year ended February 29, 2000, the Company divested its AuraSound segment (see note 21). The AuraSound segment included the Company's wholly owned subsidiaries AuraSound, Inc. and MYS and its subsidiaries Audio-MYS, MYS America and MYS U.S.A. In March 2000 the Company sold its interest in Aura Ceramics, Inc. to management. For the year ended February 28, 1999, the consolidated financial statements include accounts of the Company and its wholly owned subsidiaries, MYS and its subsidiaries Audio-MYS, MYS America and MYS U.S.A, Aura Ceramics, Inc., Aura Sound Inc. and Electrotec Productions, Inc. (and its wholly owned subsidiary Electrotec Europe).

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

     Revenue Recognition

     The Company recognizes revenue for product sales upon shipment. The Company provides for estimated returns and allowances based upon experience. The Company has in the past earned a portion of its revenues from license fees, and generally recorded those fees as income when the Company fulfilled its obligations under the particular agreement. The Company recognized $1.5 million in revenue from the assignment of patents related to sound products in Fiscal 2000.

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

     Cash and Cash Equivalents

     The Company considers all highly liquid assets, having an original maturity of less than three months when purchased, to be cash equivalents. At February 28, 2001 and February 29,2000, the Company's uninsured cash balances total $1,158,980 and $102,098 respectively.

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

     Per Share Information

     The consolidated net loss per common share is based on the weighted average number of common shares outstanding during the year. Common share equivalents have been excluded since inclusion would dilute the reported loss per share. Such common stock equivalents amount to 64,612,015 common shares for convertible debt, warrants and options at February 28, 2001, 11,709,000 common shares at February 29, 2000, and 21,312,781 common shares at February 28, 1999.

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

     During Fiscal 1999, the Company's management redirected its strategy to focus on the AuraGen production. The Company made the decision to cease operations in various divisions, reduce overhead and sell or lease Company assets that were not compatible with the Company's strategy. Management reviewed the estimated future cash flows related to these operations and deemed them to be insufficient to fully recover the carrying value of the assets. Accordingly, in Fiscal 1999 the Company recognized a $9,403,687 impairment expense to reduce the assets to their estimated fair value. The impairment includes a write down of property and equipment and goodwill of $8,893,259 and $510,428, respectively. Of this amount, $3,565,221 is included in the loss from discontinued operations in the Consolidated Statement of Operations (see also note 4).

     Research and Development

     Research and development costs are expensed as incurred.

     Advertising Costs

     Advertising costs are expensed as incurred. Advertising charged to expense in Fiscal 2001, 2000 and 1999 approximated nil, nil and $9.4 million, respectively.

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

     Depreciation and amortization expense of buildings, machinery and equipment, furniture and fixtures and leasehold improvements approximated $6.3 million, $6.5 million, and $11.9 million for Fiscal 2001, 2000 and 1999, respectively.

(2)  Receivables

         Receivables consist of the following:

                                                                     2001              2000
                                                                     ----              ----
         Commercial receivables:
           Amounts billed                                          $1,228,229       $10,100,962
           Advances due (to) from related parties                      (6,188)           31,455
           Less allowance for  uncollectible  receivables  and       (160,000)      (7,673,217)
                                                                     ---------      -----------
           sales returns
                                                                  $ 1,062,041        $2,459,200
                                                                    =========        ==========

     Bad debt expense was approximately $1.3 million, $0.15 million, and $13.3 million in Fiscal 2001, 2000 and 1999 respectively.

(3)  Notes Receivable

     Notes receivable consist of the following:

                                                         2001                         2000
                                                         ----                         ----
               MYS                                    $          0                  $   570,092
               Algo                                              0                    1,736,975
               Telemac                                   1,250,000                    2,500,000
               Alpha Ceramics                            2,671,996                           --
                                                         ---------                   ----------
                                                         3,921,996                    4,807,067
               Less current portion                      1,405,857                    3,557,067
                                                         ---------                    ---------
                                                        $2,516,139                   $1,250,000
                                                         =========                    =========

     During Fiscal 1999, the Company sold a portion of its shares in Telemac Cellular Corp. (Telemac) back to Telemac. The Company then entered into a cancellation of shares agreement whereby it tendered the remaining shares to Telemac in exchange for a note receivable from Telemac resulting in a gain recognized of approximately $850,000. The final payment of $1,250,000 plus interest accrued at 8% is due in February 2002.

     In March 1999, the Company sold MYS Corp. and subsidiaries to the management of MYS for a sales price of $4.2 million. The terms of the sale called for a $1 million down payment and twelve monthly payments of $290,000 including interest at 13.9%. All payments were made timely and the final payment was received in April 2000. A loss on the sale of MYS in the amount of $1,696,273 is included in the loss from discontinued operations in Fiscal 2000. In December 1999, the Company finalized the sale of the assets of the AuraSound speaker division, total consideration received was approximately $2.4 million. The purchaser of AuraSound's assets is the same party that acquired the majority of the Company's restructured debt. The terms of the sale called for a down payment of $100,000 and monthly payments of $100,000 plus interest at a rate of 8%. All payments have been made timely. A loss on the sale of the AuraSound assets of $1,001,369 is included in the loss from discontinued operations in Fiscal 2000.

     In March 2000, the Company sold the assets of its ceramics facility to the president of the facility for $3.5 million resulting in a gain recognized of $1,756,746. The terms of the sale called for a note in the amount of $2.5 million with interest at 8%, a down payment of $100,000 and a payment at closing of $100,000 plus payments to third parties of $800,000. This facility accounted for $2.9 million or 50% of revenues in Fiscal 2000.

(4)  Long Term Investments

     Long-term investments consist of the following:

                                                                2001                      2000
                                                                ----                      ----

                  Aquajet Corporation                      $    683,835              $    923,835
                  Alaris Industries, Inc.                     1,200,000                 1,200,000
                                                              ---------                 ---------
                                                           $  1,883,835               $2,123,835
                                                            ===========               ==========

     In the fourth quarter of Fiscal 2001, we examined our investment in Aquajet and determined to take a reserve of $240,000 to account for the time value of money at an implicit rate of 10% for a period of three years.

(5)  Joint Ventures and Other Agreements

     (a)  Malaysian Joint Venture

          In 1993, the Company entered into an agreement with Burlington Technopole SDN. BHD., a Malaysian corporation (Burlington) for the formation of a joint venture to manufacture and sell speakers using Aura's proprietary technology. In Fiscal 1999 the joint venture was terminated, and a total of $1,064,911 in joint venture losses and write-offs were recorded during Fiscal 1999.

     (b)  Aura-Dewan Joint Venture

          In 1995, the Company entered into an agreement with K&K Enterprises of India ("K&K") for the formation of a joint venture to manufacture and sell speakers using Aura's proprietary technology. In 1995 the Company also entered into an agreement with K&K for the formation of a joint venture to manufacture Aura's Bass ShakerTM. In Fiscal 1999 the joint venture was terminated, and a total of $534,911 in joint venture losses and write-offs were recorded during Fiscal 1999. In Fiscal 2000 the Company's remaining investment in property of the joint venture was disposed of, and certain claims and liabilities were satisfied. A loss on disposal of assets, in the amount of $800,000, was recorded in Fiscal 2000.

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

(6)  Related Party Transactions

     Notes and advances due (to) from related parties, aggregated $(6,188) and $31,455 at February 28, 2001 and February 29, 2000, respectively, included in current receivables.

(7)  Inventories

     Inventories, stated at the lower of cost (first-in, first-out) or market, consist of the following:

                                                                       2001                  2000
                                                                       ----                  ----
         Raw materials                                             $3,516,826            $4,205,828
         Finished goods                                             6,530,977             7,310,335
         Reserve  for potential product obsolesence                  (291,404)             (326,936)
                                                               ---------------       ---------------
                                                                   $9,756,399           $11,189,227
                                                               ==============        ==============

     At February 28, 2001, inventories consist primarily of components and completed units for the Company's AuraGen product.

(8)  Property and Equipment

     Property and Equipment, at cost is comprised as follows:

                                                                          2001                2000
                                                                          ----                ----
         Land                                                        $  3,187,997          $  3,187,997
         Buildings                                                      8,708,796             8,708,796
         Machinery and equipment                                       26,840,274            27,755,903
         Furniture, fixtures and leasehold improvements                 2,551,944             2,566,721
                                                                     ------------          ------------
                                                                      $41,289,011           $42,219,417
                                                                       ==========           ===========


(9)  Notes Payable and Other Liabilities

     Notes Payable and Other Liabilities consist of the following:

                                                            2001              2000
                                                            ----              ----
Litigation payable                                        $2,597,900    $    5,722,221
Line of credit (a)                                         1,984,000         2,584,000
Notes payable-equipment (b)                                   26,093            31,353
Notes payable-buildings (c)                                5,248,205         5,535,693
Unsecured notes payable (d)                                7,843,321         6,807,676
Trade debt (e)                                             7,960,027        10,961,151
Secured notes payable (f)                                 12,825,562        15,309,622
                                                          ----------        ----------
                                                          38,485,108        46,951,716
Less: current portion                                     14,300,594         9,899,531
                                                      --------------    --------------
Long term portion                                         24,184,514        37,052,185
Reserve for environmental cleanup                                 --           554,510
                                                         -----------       -----------
                                                         $24,184,514    $   37,606,695
                                                          ==========     =============

     (a) The line of credit consists of a single credit line in the amount of $3 million, bearing an interest rate of 12% and is secured by a general security interest in the assets of the Company. The line currently calls for a monthly principal payment of $100,000 plus accrued interest, and does not allow for any additional draws. The Company is in violation of substantially all of the original terms of this agreement, for which it has received a waiver from the bank effective through June 30, 2001.

     (b) Notes payable-equipment consists of a note maturing in February 2005 with an interest rate of 8.45%.

     (c) Notes payable-buildings consists of a 1st Trust Deed on two buildings in California, due in Fiscal 2009 bearing interest at the rate of 7.625%.

     (d) Unsecured notes payable consists of two notes at February 28, 2001 and four notes at February 29, 2000 all bearing interest at a rate of 8%.

     (e) Trade debt was restructured with payment terms over a three year period with interest at 8% per annum commencing in January 2000.

     (f) Secured notes payable consists of three notes bearing interest at a rate of 8%. On one of the secured notes, in the event of default the holder is entitled to convert the unpaid principal and interest into common stock of the Company at $0.60 per share; however, the Company is entitled to a discount if the note is prepaid, which discount is initially 20% of the amount prepaid, and the discount declines proportionally over the three year term of the note.

          Annual maturities of long term notes payable and litigation payable for the next fiscal years are as follows:

                                       Fiscal Year                 Amount

                                         2002                 $  14,300,594
                                         2003                    17,941,630
                                         2004                     1,264,240
                                         2005                       126,320
                                         2006                       129,482
                                         thereafter               4,722,842
                                                                  ---------
                                                                $38,485,108

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

     In Fiscal 2000, the Company restructured much of its convertible notes payable through debt forgiveness and equity conversion.

(11) Accrued Expenses

     Accrued expenses consist of the following:

                                                 2001              2000
                                                 ----              ----
     Accrued payroll and related expenses        $   680,524       $   582,850
     Bond interest payable                           280,228           261,330
     Deferred income                                      --           500,000
     Other                                           324,002           290,120
                                                  ----------        ----------
                                                 $ 1,284,754       $ 1,634,300
                                                  ==========        ==========

(12) Income Taxes

     At February 28, 2001, the Company had net operating loss carry-forwards for Federal and state income tax purposes of approximately $262 million and $129 million respectively, which expire through 2021.

     Under SFAS 109 "Accounting for Income Taxes" the Company utilizes the liability method of accounting for income taxes. Accordingly, the Company has recorded a deferred tax benefit of approximately $105 million for Fiscal 2001 and $97 million for Fiscal 2000. The Company has also recorded a valuation account to fully offset the deferred benefit due to the uncertainty of the realization of this benefit. The deferred tax benefit consists solely of the benefit of the net operating loss carryforward.

(13) Common Stock, Stock Options and Warrants

     At February 28, 2001 and 2000, the Company had 500,000,000 shares of $.005 par value common stock authorized for issuance.

     At February 28, 2001 there were warrants outstanding to purchase 21,751,015 shares of the Company's common stock exercisable at an average price of $0.84 per share.

     The Company has granted nonqualified stock options to certain directors. Options are granted at fair market value at the date of grant, vest immediately, and are exercisable at any time within a ten-year period from the date of grant.

     A summary of activity in the directors stock option plan follows:

                                                                     Shares        Exercise Price

         Options outstanding at February 28, 1998                   1,059,578         $ 1.44-5.50
                                                                    ---------          ----------

         Expired                                                     (499,578)        $ 1.44-5.50
                                                                      --------        -----------
         Options outstanding at February 28,1999                      560,000         $ 2.06-4.75

         Expired                                                      (60,000)        $ 3.00-4.75
                                                                      --------        -----------
         Options outstanding at February 29, 2000                     500,000         $ 2.06-2.30
                                                                      -------           ---------

         Options Outstanding at February 28, 2001                     500,000         $ 2.06-2.30
                                                                      =======           =========

         The following table summarizes information about director stock options at February 28, 2001:

                                 Number             Average             Weighted              Number
           Range of          Outstanding at     Remaining Life      Average Exercise      Exercisable As
                                                              -
        Exercise Price          2/28/01            in Years              Price              of 2/28/01
        --------------          -------            --------              -----              ----------

             $2.30                50,000             6.13                 $2.30                  50,000
             $2.06               450,000             6.36                 $2.06                 400,000

(14) Employee Stock Plans

     As of February 28, 2001, the Company has one employee benefit plan: The Employee Stock Ownership Plan (ESOP). In addition, the options granted under the 1989 Stock Option Plan are valid and subject to exercise.

     The ESOP is a qualified discretionary employee stock ownership plan that covers substantially all employees. This plan was formally approved by the Board of Directors during Fiscal 1990. The Company made no contributions to the ESOP in Fiscal 2001, 2000 and 1999 respectively.

     In March 2000, the Company's Board of Directors adopted the 2000 Stock Option Plan, a nonqualified plan which was subsequently approved by the shareholders. The Stock Option Plan authorizes the grant of options to purchase up to 10% of the Company's outstanding common shares. Shares currently under option generally vest ratably over a five year period.

     In October 1995, the Financial Accounting Standards Board issued SFAS No. 123 "Accounting for Stock-Based Compensation," which contains a fair value-based method for valuing stock-based compensation that entities may use, which measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. Alternatively, the standard permits entities to continue accounting for employee stock option and similar equity instruments under APB Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has adopted only the disclosure provisions of SFAS No. 123. It applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock issuances to employees and does not recognize compensation expense for its stock-based compensation other than for restricted stock and options issued to outside third parties.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under this plan consistent with the methodology prescribed by SFAS No. 123, the Company's net loss and loss per share would be reduced to the pro forma amounts indicated below for the period ended February 28, 2001:

                  Net loss

                      As reported                      $ (20,929,971)
                      Pro forma                        $ (22,114,397)
                  Basic loss per common share
                      As reported                      $ (0.08)
                      Pro forma                        $ (0.08)

     For the years ended February 29, 2000 and February 28, 1999 pro forma amounts related to option grants were not material.

     For the purposes of computing the pro forma disclosures required by SFAS No. 123, the fair value of each option granted to employees and directors is estimated using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%, expected volatility of 50%, risk-free interest rates of 4.9% to 6.0%, and expected life of 1.5 and 2.0 years.

     The weighted-average fair value of options granted during the period ended February 28, 2001 for which the exercise price equals the market price on the grant date was $0.09, and the weighted-average exercise price was $0.32. The weighted-average fair value of options granted for which the exercise price was greater than the market price on the grant date was $0.07, and the weighted-average exercise price was $0.36. No options were granted for which the exercise price was less than the market price on the grant date.

     The weighted-average remaining contractual life of the options outstanding at February 28, 2001 is 8.8 years. The exercise prices of the options outstanding at February 28, 2001 ranged from $0.31 to $7.31, and information relating to these options is as follows:

                                                           1989 Plan                             2000 Plan
                                                           ---------                             ---------
                                                    Shares       Exercise Price         Shares           Exercise Price
                                                    ------       --------------         ------           --------------
Options outstanding at February 28, 1998            3,660,000         $1.44-7.31               --                   --
                                                  -----------          ---------    -------------        -------------

Grants                                              2,900,000               3.31               --                   --
Cancellations                                         (59,700)         1.44-7.31               --                   --
Exercises                                             (50,000)               2.06              --                   --
                                                  ------------     --------------   -------------        -------------
Options outstanding at February 28, 1999            6,450,300          1.44-7.31

Cancellations                                        (454,500)         2.06-7.31               --                   --
Expired                                              (131,800)         3.06-4.12               --                   --
                                                  ------------       -----------    -------------        -------------
Options outstanding at February 29, 2000            5,864,000          1.44-7.31

Grants                                                     --                 --       17,565,500           $0.31-0.60
Cancellations                                          (5,000)              3.00        (132,500)                 0.31
Expired                                              (431,000)              1.44               --                   --
                                                  ------------     -------------    -------------        -------------
Options Outstanding at February 28, 2001            5,428,000         $1.79-7.31       17,433,000           $0.31-0.60
                                                  ===========         ==========    =============        =============

          The following table summarizes information about employee stock options at February 28, 2001:

                                 Number             Average             Weighted              Number
           Range of          Outstanding at     Remaining Life      Average Exercise      Exercisable As
                                                              -
        Exercise Price          2/28/01            in Years              Price              of 2/28/01
        --------------          -------            --------              -----              ----------

             $7.25                 6,000             0.75                 $7.25                   6,000
             $3.00                15,000             1.62                 $3.00                 215,000
             $7.31                 6,000             2.60                 $7.31                   6,000
             $3.00                20,000             5.58                 $3.00                  20,000
          $1.79-2.15           2,481,000             6.42                 $2.04               2,481,000
          $3.13-3.31           2,900,000             7.05                 $3.30               1,160,000
          $0.31-0.60          17,433,000             9.25                 $0.33                       0

(15) Leases

     At February 28, 2001, the Company has no long term operating leases. Rental expense charged to operations approximated $.1 million, $.9 million, and $1.8 million in Fiscal 2001, 2000 and 1999, respectively.

(16) Significant Customers

     The Company sold its AuraGen product to six significant customers during Fiscal 2001 for a total of approximately $1.35 million or 53.8% of net revenues. Five of these companies are related entities and account for approximately $1.0 million of net revenues.

     The Company sold ceramics related products to a single significant customer during Fiscal 2000 for a total of approximately $2.1 million or 36.3% of net revenues.

     The Company on a consolidated basis sold computer related products to three significant customers during Fiscal 1999. Sales of communications and multimedia products to major mass merchandisers Best Buy, Circuit City, and Staples accounted for $12.6 million or 23.5% of net revenues. None of these customers are related to the Company or any other customer of the Company.

(17) Commitments and Contingencies

     The Company is engaged in various legal actions listed below. In the case of a judgment or settlement, appropriate provisions have been made in the financial statements.

     NewCom Related Litigation

     Deutsche Financial Services v. Aura (Settled March 2001)

     In June, 1999, a lawsuit naming Aura was filed in the United States District Court for the Central District of California, Deutsche Financial Services ("DFS") vs. Aura (Case No. 99-03551 GHK (BQRx)). The complaint followed DFS' termination of its credit facility with NewCom of $11,000,000 and seizure of substantially all of NewCom's collateral in April, 1999. It alleged, among other things, that Aura was liable to DFS for NewCom's indebtedness under the secured credit facility purportedly guaranteed by Aura in 1996, well prior to the NewCom initial public offering of September 1997. Aura responded, denying DFS' claims and asserted in its defense, among other things, that the guarantee, if any, was discharged. In addition, Aura through its counsel, asserted cross-claims for, among other things, tortuous lender liability, alleging that DFS wrongfully terminated the NewCom credit facility, wrongfully seized the NewCom collateral and wrongfully foreclosed upon NewCom collateral, acting in a commercially unreasonably manner. A panel of three arbitrators had been selected and appointed by the American Arbitration Association, with the Company expecting a hearing on the matter sometime in the first half of 2001. The Company believed it had meritorious defenses and cross-claims.

     The company entered into a definitive Settlement and Mutual Release Agreement effective March 12, 2001 (the "Settlement") providing for the settlement of litigation. Under the terms of the Settlement DFS will receive cash payments totaling $350,000 and 10,000,000 shares of Aura's common stock in exchange for mutual releases. DFS may not sell more than 5,000,000 shares per year during the first two years following the settlement, may not sell any shares for the first 120 days following the settlement, and may not sell more than 50,000 shares in a single day. Aura will retain the right to repurchase unsold shares under certain conditions for a period of two years. Subject to certain conditions, DFS will assign to Aura its security interest in assets pledged by NewCom, Inc. to DFS to secure NewCom's indebtedness.

     Excalibur v. Aura

     On November 12, 1999, a lawsuit was filed by three investors against Aura and Zvi Kurtzman, Aura's Chief Executive Officer, in Los Angeles Superior Court entitled Excalibur Limited Partnership v. Aura Systems, Inc. (Case No. BC220054) arising out of two NewCom, Inc. financings consummated in December 1998.

     The NewCom financings comprised (1) a $3 million investment into NewCom in exchange for NewCom Common Stock, Warrants for NewCom Common Stock, and certain "Repricing Rights" which entitled the investors to receive additional shares in the event the price of NewCom Common Stock fell below a specified level, and (2) a loan to NewCom of $1 million in exchange for a Promissory Note and Warrants to purchase NewCom Common Stock. The Plaintiffs allege in their complaint that Aura breached its agreements with the Plaintiffs by, among other things, failing to register the Aura Common Stock. The Plaintiffs further allege that Aura misrepresented its intention to register the Aura shares in order to induce the Plaintiffs to loan $1.0 million to NewCom. The Complaint seeks damages of not less than $4.5 million.

     Aura has alleged certain cross-claims against the Plaintiffs. Aura contends that Plaintiffs violated their contractual obligations to Aura by engaging in unlawful "short sales" of NewCom stock, commencing on January 20, 1999, and were in violation of certain covenants in the subscription agreements. Aura contends that, as a result of such violations and on the basis of other factors and legal theories, Aura's obligations to deliver the shares and to make any payments to Plaintiffs was terminated. Aura further claims that its consent to its agreements with Plaintiffs was procured as a result of fraudulent misrepresentations by Plaintiffs. Aura also has asserted claims against Plaintiffs for damages based on alleged breaches of Plaintiffs' contractual obligations to Aura and on Plaintiffs' alleged misrepresentations to Aura.

     All individually named defendants have been dismissed by agreement of the parties and the case is scheduled for trial on July 17, 2001. The Court has granted Aura's motion recently to require Plaintiffs' to post an undertaking in the amount of $225,000 to secure any cost award that may be entered in Aura's favor on the basis that it is "reasonably possible" that Aura will prevail in this matter. Aura has also moved for summary judgment which is scheduled to be heard in June 2001.

     The Company believes that it has meritorious defenses and cross-claims to the Plaintiffs' allegations. However, no assurances can be given as to the ultimate outcome of this proceeding.

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

(18) Concentrations of Credit Risk

     Financial instruments that subject the Company to concentration of credit risk are cash equivalents, trade receivables, notes receivable, trade payables and notes payable. The carrying value of these financial instruments approximate their fair value at February 28, 2001. Cash equivalents consist principally of short-term money market funds, these instruments are short term in nature and bear minimal risk.

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

(19) Other (Income) and Expenses

     Other (income) and expenses consist of:

                                                           2001                  2000                  1999
                                                           ----                  ----                  ----

             Legal settlements                          $   1,512,769         $   2,777,762         $   7,717,518
             Equity in  losses  of  unconsolidated
             joint ventures                       --                                     --             6,268,384
             Settlement on accounts payable                (1,046,324)                   --                    --
             (Gain) loss on disposal of assets             (1,756,746)               93,638               925,525
             Loss on disposal of investment                        --                    --             4,877,839
             Other income                                    (446,399)           (1,454,641)             (906,921)
             Interest expense                               2,263,916             4,476,690            11,679,701
                                                        -------------             ---------            ----------
                                                        $     527,216         $   5,893,449         $  30,562,046
                                                         ============             =========          ============


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

     The electromagnetic and electro-optical technology operating segment consists of the development, commercialization and sales of products, systems and components using patented and proprietary electromagnetic and electro-optical technology. The Company has aggregated all electromagnetic and electro-optical operating units due to commonality of economic characteristics, technology employed, and class of customer. This included the ceramics business which was involved in the manufacture and sale of piezo electric based electro-magnetic micro actuators. In addition, this segment also includes our corporate headquarters, revenues generated from the sale of computer monitors, activity from Electrotec and license fees. The overall management and operating results for this segment are based on the activities and operations as noted.

     The computer related communications and sound related products operating segment consisted of the manufacturing and selling of high performance computer communication and multimedia products for the personal computer market. The segment also included internal and external data fax modems, speaker phones, sound cards, and multimedia kits. This operating segment suffered significant operating losses during the year ended February 28, 1999 and ceased operations in early Fiscal 2000.

     The sound segment consisted of the manufacture and sale of professional and consumer sound system components and products, including speakers, amplifiers, and Bass Shakers. AuraSound reflected the aggregate segment operating units based on economic characteristics, products and services, the production process class of customer and distribution process. AuraSound was sold during Fiscal 2000.

                                      Aura               NewCom             AuraSound          Consolidated

Net Revenues*                                        (in thousands)
                 2001            $       2,513        $           --      $           --      $         2,513
                 2000            $       5,788        $           --      $           --      $         5,788
                 1999            $       6,830        $       46,820      $           --      $        53,650

Loss from Operations

                 2001            $     (20,930)       $           --      $           --      $       (20,930)
                 2000            $     (18,510)       $           --      $           --      $       (18,510)
                 1999            $     (54,396)       $      (94,357)     $           --      $      (148,753)

Identifiable Assets

                 2001            $      45,518        $           --      $           --      $        45,518
                 2000            $      56,122        $           --      $           --      $        56,122
                 1999            $      63,754        $           --      $       26,389      $        90,143

Depreciation and Amortization

                 2001            $       7,620        $           --      $           --      $         7,620
                 2000            $       6,854        $           --                  --      $         6,854
                 1999            $       7,375        $        1,511      $        4,099      $        12,985

Capital Expenditures

                 2001            $         244        $           --      $           --      $           244
                 2000            $          16        $           --      $           --      $            16
                 1999            $       2,450        $          161      $        1,443      $         4,054

Number of operating locations at year-end (unaudited)
                 2001                  1                   --                  --                   1
                 2000                  2                   --                  --                   2
                 1999                  2                    2                   5                   9

* Includes revenue from external customers for all groups of products and services in each segment reported. Products and services sold by each segment are generally similar in nature; also it is impracticable to disclose revenues by product.

Segment Reporting

Net Revenue from customer geographical segments are as follows (in thousands):

                                            2001                         2000                       1999
                                            ----                         ----                       ----
U.S., Canada, Latin America      $       2,495        99.29%        $6,845        96.75%       $58,871       72.22%
Europe                                      --          --              63          .89            772        0.95
Asia                                        18         0.71            168         2.36         21,875       26.83
                                 ----       --      -------  ----      ---      -------   --    ------      ------
                                    $    2,513       100.00%        $7,076        100.00%      $81,518      100.00%
                                     =========       =======        ======        =======      =======      ======

     All of the Company's operating long-lived assets are located in the United States

(21) Discontinued Operations

     In June 1999 and March 1999, the Company divested its interest in AuraSound, Inc. and the MYS group of entities, respectively. Pursuant to Accounting Principles Board Opinion ("APB") No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," the consolidated financial statements of the Company have been reclassified to reflect the disposition of the AuraSound segment as a discontinued operation. Net operating revenues for discontinued operations for Fiscal 2001, 2000 and 1999 were nil and approximately $1,037,000 and $27,868,000 respectively.

(22) Recently issued accounting pronouncements

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

     In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," (an Interpretation of Accounting Principles Board Opinion No. 25 ("APB 25")) ("FIN 44"). FIN 44 provides guidance on the application of APB 25, particularly as it relates to options. The effective date of FIN 44 is July 1, 2000, and the Company has adopted FIN 44 as of that date.

(23) Subsequent Events

     Effective March 12, 2001, we entered into a definitive Settlement and Mutual Release Agreement with Deutche Financial Services ("DFS"). Under the terms of the settlement Aura will pay to DFS $350,000 and 10,000,000 shares of Aura's common stock in exchange for mutual releases (see also note 17).


                                   SCHEDULE II

                               AURA SYSTEMS, INC.

                                AND SUBSIDIARIES

                        Valuation and Qualifying Accounts

                       Years ended February 28, 2001, February 29, 2000 and February 28, 1999


                                     Balance at      Charged to       Charged to                        Balance at
                                     beginning of    costs and          other                             end
                                       period         expenses         Accounts1      Deductions        of period
                                     -----------------------------------------------------------------------------------

Allowances  are  deducted  from  the
assets to which they apply

Year ended February 28, 2001:
Allowance for:
    Uncollectible Accounts               $7,673,217  $   1,339,696    $           --       $8,852,913    $    160,000
    Reserve for returns                          -- --                            --               --              --
    Reserve for potential product
                                                                           ---------        ---------        ---------
    obsolescence                            326,936  --                           --           35,532         291,404
                                         ----------  --                           --           ------          -------
                                         $8,000,153      $1,339,696      $        --      $ 8,888,445    $    451,404
                                          =========       =========      ===========      ===========    ============

Year ended February 29, 2000:
Allowance for:
    Uncollectible Accounts             $  8,149,551   $     456,233   $           --      $   932,567      $7,673,217
    Reserve for returns                     121,474         359,488               --          480,962              --
    Reserve  for  potential  product
    obsolescence                          7,876,000          82,913               --        7,631,977         326,936
                                          ---------        --------     ------------        ---------      ----------
                                        $16,147,025   $     898,634   $           --       $9,045,506      $8,000,153
                                         ==========         =======   ===============      ==========       =========

Year ended February 28, 1999:
Allowance for:
    Uncollectible Accounts             $  5,431,525     $13,314,320      $10,000,000      $20,596,294    $  8,149,551
    Reserve for returns                     569,605      24,741,084               --       25,189,215         121,474
    Reserve  for  potential  product
    obsolescence                          4,535,000      15,906,337               --       12,565,337       7,876,000
                                          ---------      ----------     ------------       ----------       ---------
                                        $10,536,130     $53,961,741      $10,000,000      $58,350,846     $16,147,025
                                         ==========      ==========       ==========      ===========      ==========



1 Amounts charged to other accounts include amounts charged to price protection and rebates in Fiscal 1999.