Form 10-Q
period 2001-05-31
AURA SYSTEMS INC
filed 2001-07-12
CIK 826253

================================================================================




                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


 For the Quarter Ended May 31, 2001              Commission File Number 0-17249



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

                  Class                         Outstanding at July 9, 2001

         Common Stock, par value                     319,274,142 Shares
             $.005 per share




================================================================================

                       AURA SYSTEMS, INC. AND SUBSIDIARIES

                                      INDEX


                                                                                                      Page No.

PART I.       FINANCIAL INFORMATION

         ITEM 1.      Financial Statements

                      Statement Regarding Financial Information                                        1

                      Condensed Consolidated Balance Sheets as of
                      May 31, 2001 and February 28, 2001                                               2

                      Condensed Consolidated Statement of Operations for the three
                      Months Ended May 31, 2001 and 2000                                               3

                      Condensed Consolidated Statements of Cash Flows for the Three
                      Months Ended May 31, 2001 and 2000                                               4

                      Notes to Condensed Consolidated Financial Statements
                                                                                                       5

         ITEM 2.      Management's Discussion and Analysis of Financial Condition and
                      Results of Operations                                                            7

PART II.  OTHER INFORMATION

         ITEM 1.      Legal Proceedings                                                                10
         ITEM 2       Changes in securities                                                            10

         ITEM 6.      Exhibits and reports on Form 8-K                                                 10

SIGNATURES                                                                                             11

                       AURA SYSTEMS, INC. AND SUBSIDIARIES

                           QUARTER ENDED MAY 31, 2001

                          PART I. FINANCIAL INFORMATION



The financial statements included herein have been prepared by Aura Systems, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). As contemplated by the SEC under Rule 10-01 of Regulation S-X, the accompanying financial statements and footnotes have been condensed and therefore do not contain all disclosures required by generally accepted accounting principles. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended February 28, 2001 as filed with the SEC (file number 0-17249).

                       AURA SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                   May 31,                  February 28,
Assets                                                                              2001                       2001      *
                                                                               -------------              ----------------

Current assets
     Cash and equivalents                                                    $       1,216,114          $      1,265,912
     Receivables, net                                                                2,858,812                 1,062,041
     Inventories, net                                                                9,570,785                 9,756,399
     Notes receivable                                                                1,408,995                 1,405,857
     Other current assets                                                              736,025                   452,940
                                                                               ---------------          ----------------

       Total current assets                                                         15,790,731                13,943,149
                                                                               ---------------          ----------------

     Property and equipment, at cost                                                39,896,446                41,289,011
     Less accumulated depreciation
         and amortization                                                          (20,860,607)              (20,966,852)
                                                                              -----------------         -----------------

Net property and equipment                                                          19,035,839                20,322,159


     Long term investments                                                           1,883,835                 1,883,835
     Long term receivables                                                           2,475,194                 2,516,139
     Patents and trademarks, net                                                     3,293,181                 3,370,263
     Other assets                                                                    3,260,631                 3,242,498
                                                                               ---------------          ----------------
       Total                                                                 $      45,739,411         $      45,278,043
                                                                              ================          ================

Liabilities and Stockholders' Equity

Current liabilities:
     Notes payable                                                                   8,271,606         $      14,300,594
     Accounts payable                                                                3,006,455                 3,463,146
     Accrued expenses                                                                1,358,892                 1,284,754
                                                                              ----------------          ----------------

       Total current liabilities                                                    12,636,953                19,048,494
                                                                              ----------------          ----------------

Notes payable and other liabilities                                                 23,108,928                24,184,514

COMMITMENTS AND CONTINGENCIES

Stockholders' equity
   Common stock par value $.005 per share and
additional paid in capital.  Issued and outstanding
319,056,635 and 291,089,582 shares respectively.                                   274,842,057               264,787,864
   Cumulative currency translation adjustment (CTA)                                   (365,932)                 (365,932)
   Accumulated deficit                                                            (264,482,595)             (262,376,897)
                                                                              -----------------         -----------------

       Total stockholders' equity                                                    9,993,530                 2,045,035
                                                                              ----------------          ----------------
       Total                                                                 $      45,739,411         $      45,278,043
                                                                              ================          ================

     See accompanying notes to condensed consolidated financial statements.

* Amounts at February 28, 2001 have been derived from audited financial statements.

                       AURA SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THREE MONTHS ENDED MAY 31, 2001 AND 2000
                                   (Unaudited)


                                                                          2001                             2000
                                                                     ----------------                 ---------------

Net Revenues                                                            $    2,874,569              $       381,521

     Cost of goods                                                           1,440,623                      302,321
                                                                        --------------               --------------

Gross Profit                                                                 1,433,946                       79,200
                                                                        --------------               --------------

Operating Expenses

     Overhead expenses                                                       2,301,285                    2,212,036
     Selling, general and administrative                                     2,254,461                    2,203,516
     Research and development                                                  271,806                       32,048
                                                                        --------------               --------------

     Total expenses                                                          4,827,552                    4,447,600
                                                                        --------------               --------------

Loss from operations                                                       (3,393,606)                  (4,368,400)
                                                                        --------------               --------------

Other (income) and expense

     (Gain) on sale of assets                                                 (399,189)                  (1,756,746)
     (Gain) on settlement with Deutsche Financial Services                  (1,150,000)                           -
     Other (income) expense                                                   (144,252)                    (563,401)
     Interest expense -net                                                     405,533                      562,013
                                                                         -------------               --------------

Net loss                                                                $   (2,105,698)             $    (2,610,266)
                                                                        ===============              ===============

Net loss per common share-basic                                         $         (.01)             $          (.01)
                                                                         ==============              ===============

Weighted average shares used
to compute net loss per share                                              300,710,598                   237,107,199
                                                                           ===========                   ===========




     See accompanying notes to condensed consolidated financial statements.

                       AURA SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE THREE MONTHS ENDED MAY 31, 2001 AND 2000
                                   (Unaudited)

                                                                          2001                         2000
                                                                      ------------               -------------

Net cash (used) in operations                                        $     (4,174,294)         $        (29,064)
                                                                      ----------------          ----------------

Cash flows from investing activities:
      Proceeds from sale of assets                                            399,189                    64,311
      Payments from notes receivable                                           37,807                   905,092
      Purchase of property and equipment                                     (107,434)                        -
                                                                      ----------------          ---------------

     Net cash provided by investing
         activities                                                           329,562                   969,403
                                                                      ---------------           ---------------

Cash flows from financing activities:

     Repayment on line of credit                                           (1,300,000)                 (100,000)
      Proceeds from exercise of warrants                                       27,000                         -
     Repayment of debt                                                       (629,966)                 (978,601)
      Net proceeds from issuance of common stock                            5,697,900                   284,000
                                                                      ---------------           ---------------

     Net cash provided (used) by financing
     activities:                                                            3,794,934                  (794,601)
                                                                      ---------------           ----------------

Net increase (decrease) in cash and equivalents                               (49,798)                  145,738
Cash and equivalents at beginning of period                                 1,265,912                   260,437
                                                                      ---------------           ---------------

Cash and equivalents at end of period                                $      1,216,114          $        406,175
                                                                      ===============           ===============

Supplemental  disclosures of cash flow  information  Cash paid during the period for:
              Interest                                               $        447,291          $        303,817
              Income Tax                                                            0                         0
                                                                      ----------------          ----------------



Supplemental disclosure of non-cash investing and financing activities:

In the quarter ended May 31, 2001, 10,851,381 shares of the Company's common stock were issued in satisfaction of $4,330,994 in liabilities. In the quarter ended May 31, 2000, $1,000,000 of convertible debt was converted into 3,000,000 shares of the Company's Common Stock. The Company also issued 462,963 shares of its common stock to satisfy a liability in the amount of $125,000. Effective March 1, 2000, the Company sold the assets of its ceramics facility for $3.5 million in the form of a note receivable of $2.5 million, a cash down payment of $64,311 included above, and the payment of $800,000 to third parties in satisfaction of liabilities and an additional $100,000 payment on June 1, 2000.



     See accompanying notes to condensed consolidated financial statements.

                       AURA SYSTEMS, INC. AND SUBSIDIARIES
                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                  May 31, 2001
                                   (Unaudited)

1)   Basis of Presentation

     The condensed consolidated financial statements include the accounts of Aura Systems, Inc. ("the Company" or "Aura") and subsidiaries from the dates of acquisition. All material inter-company balances and inter-company transactions have been eliminated.

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which include only normal recurring adjustments) and reclassifications for comparability necessary to present fairly the financial position of Aura Systems, Inc. at May 31, 2001 and the results of its operations and cash flows for the three months ended May 31, 2001 and 2000.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

2)   Capital

     In the quarter ended May 31, 2001, common stock outstanding increased by a total of 27,967,053 shares as follows: 16,329,958 shares were sold for gross proceeds of $5,709,400, 685,714 shares were issued as finders fees for private placements, 100,000 shares were issued upon exercise of warrants for proceeds of $27,000, and 10,851,381 shares were issued to satisfy liabilities of $4,330,994. Included in the shares issued to satisfy liabilities were 10,000,000 shares valued at $4,000,000 issued in partial satisfaction of the estimated liability of $5,500,000 to Deutsche Financial Services. This transaction resulted in a gain of $1,150,000.

3)   Inventories

     Inventories, stated at the lower of cost (first in, first out) or market, consist of the following:

                                                                     May 31,              February 28,
                                                                       2001                   2001
                                                                       ----                   ----
Raw materials                                                    $     3,934,479          $    3,516,826
Finished goods                                                         5,927,710               6,530,977
Reserved for potential product obsolescence                             (291,404)               (291,404)
                                                                   --------------          -------------
                                                                 $     9,570,785          $    9,756,399
                                                                  ==============           =============

         Inventories consist primarily of components and completed units for the Company's AuraGen product. The reserve for potential product obsolescence consists solely of parts for the Company's actuator products.

4)       Significant Customers

         In the quarter ended May 31, 2001, the Company sold AuraGen related products to five significant customers for a total of approximately $2.7 million or 94% of net revenues. None of the above customers are related to or affiliated with the Company.

5)       Contingencies

         The Company is engaged in various legal actions. See the Company's Form 10-K, Item 3 Legal Proceedings for the year ended February 28, 2001 as filed with the SEC (file number 0-17249) for a discussion of the legal activities. In the case of a judgment or settlement, appropriate provisions have been made in the financial statements.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Overview

     This Report may contain forward-looking statements, which involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in such statements. Certain factors could also cause actual results to differ materially from those discussed in such forward-looking statements, including factors discussed in the Company's Form 10-K for the period ended February 28, 2001, and factors discussed in this Report.

     Results of Operations

     Net revenues for the quarter ended May 31, 2001 increased to $2,874,569 from $381,521 in the prior year quarter, as the Company's customer base continued to expand. This represents an increase of over 750% from the prior year comparable quarter and an increase of over 230% from the fourth quarter of the prior fiscal year. While the Company expects revenue to continue to increase, no assurances can be given that this rate of increase will be maintained.

     Cost of goods increased from $302,321 in the quarter ended May 31, 2000 to $1,440,623 in the quarter ended May 31, 2001, due to the increase in sales noted above.

     Gross margins increased to 49.9% from 20.8% in the prior year quarter as a result of a combination of price increases and cost reductions for the Company's products. Margins can vary quarter to quarter as a result of product mix, options and accessories purchased and system sales as opposed to individual component sales.

     Overhead expenses increased slightly by $89,249 to $2,301,285 in the quarter ended May 31, 2001 from $2,212,036 in the prior year fiscal quarter.

     Selling, general and administrative expenses increased slightly from $2,203,516 in the quarter ended May 31, 2000 to $2,254,461 in the quarter ended May 31, 2001.

     Research and development expense increased to $271,806 in the quarter ended May 31, 2001 from $32,048 in the quarter ended May 31, 2000, as the Company expanded its efforts in developing variations of the 5Kw AuraGen, such as the
8.5 Kw, 10 Kw, 12.5 Kw, and the inverter option.

     Depreciation and amortization for the quarter ended May 31, 2001 totaled $1,477,199 compared to $1,648,760 in the prior year quarter.

     The Company recorded a gain of $399,189 on the sale of assets in the quarter ended May 31, 2001 compared to a gain of $1,756,746 on the sale of assets of its ceramics facility in the quarter ended May 31, 2000.

     Other income and expense for the quarter ended May 31, 2001 consists primarily of settlement of accounts payable. Other income and expense for the quarter ended May 31, 2000 consists primarily of settlement of accounts payable of approximately $190,000, reimbursement of prior period legal expenses of approximately $180,000, and insurance claims and refunds of approximately $90,000.

     Net interest expense for the quarter ended May 31, 2001, decreased to $405,533 from $562,013 in the prior year quarter due to the continuing reduction in the debt level of the Company.

     Financial Position, Liquidity and Capital Resources

     At May 31, 2001, the Company had cash of $1,216,114 as compared to a cash level of $1,265,912 at February 28, 2001. Inventories at May 31, 2001 decreased by $185,614 from February 28, 2001.

     Cash flows used in operations increased by $4,145,230 as compared to the fiscal quarter ended May 31, 2000. The Company's working capital was $3,153,778 at May 31, 2001 as compared to a negative $5,105,345 at the fiscal year ended February 28, 2001 while the current ratio improved to 1.25:1 at May 31, 2001 from .73:1 at February 28, 2001.

     In the fiscal quarter ended May 31, 2001, the Company received gross proceeds of $5,709,400 from the sale of 16,329,958 shares of the Company's common stock. The Company issued 100,000 shares of common stock pursuant to the exercise of warrants, resulting in proceeds of $27,000. The Company also satisfied liabilities of $4,330,994 through the issuance of 10,851,381 shares of common stock.

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

     For additional information regarding the Company's financial condition, see the Company's Form 10K, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended February 28, 2001 as filed with the SEC (file number 0-17249).

     Forward Looking Statements

     The Company wishes to caution readers that important factors, in some cases, have affected, and in the future could affect, the Company's actual results and could cause the Company's actual consolidated results for the second quarter of Fiscal 2002, and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of the Company.

     Such factors include, but are not limited to, the following risks and contingencies: changed business conditions in the automotive industry and the overall economy; increased marketing and manufacturing competition and accompanying price pressures; inefficiencies, delays and increased depreciation costs in connection with the start of production in new plants and expansions.

     Relating to the above are potential difficulties or delays in the development, production, testing and marketing of products, including, but not limited to, a failure to ship new products and technologies when anticipated. There might exist a difficulty in obtaining raw materials, supplies, power and natural resources and any other items needed for the production of Company and other products, creating capacity constraints, limiting the amounts of orders for certain products and thereby causing effects on the Company's ability to ship its products. Manufacturing economies may fail to develop when planned, products may be defective and/or customers may fail to accept them in the consumer marketplace.

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

     The effects of, and changes in, trade, monetary and fiscal policies, laws and regulations, other activities of governments, agencies and similar organizations, and social and economic conditions, such as trade restrictions impose yet other constraints on any company statements. The cost and other effects of legal and administrative cases and proceedings impose another factor which may or may not have an impact.

PART II - OTHER INFORMATION

Item 1:  Legal Proceedings

             For information regarding pending legal proceedings, see Note 5 to the Company's Condensed Financial Consolidated Financial Statements appearing elsewhere herein.

Item 2:  Changes in Securities

         During the first quarter of Fiscal 2002 the Company conducted a private offering to a group of accredited investors for the sale of 16,329,958 shares of common stock for total gross proceeds of approximately $5.7 million.

         During the first quarter of Fiscal 2002, an aggregate of 685,714 shares of common stock were issued to two persons as finders fees for private placements.

         During the first quarter of Fiscal 2002, 10,851,381 shares of common stock were issued to a small group of creditors for approximately $4.3 million of liabilities.

         All of the foregoing transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 as these offerings were a private placement to a limited number of accredited investors.

Item 6: Exhibits and Reports on Form 8-K

a)       Exhibits:
                            None
b)       Reports on Form 8-K:
                            None

                                   SIGNATURES




         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                                     AURA SYSTEMS, INC.
                                      ------------------------------------------
                                                        (Registrant)






Date:      July 11, 2001         By:   /s/Steven C. Veen
       -------------------       -----------------------------------------------
                                          Steven C. Veen
                                         Senior Vice President
                                        Chief Financial Officer
                               (Principal Financial and Accounting Officer
                                     and Duly Authorized Officer)