Form 10-K/A
period 2001-02-28
AURA SYSTEMS INC
filed 2001-08-14
CIK 826253

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

       For the transition period from............. to ..................
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

       Indicate by check mark if  disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

       On May 18, 2001 the aggregate market value of the voting stock held by non-affiliates of the Registrant was $227,262,739. The aggregate market value has been computed by reference to the last trading price of the stock on May 17, 2001. On such date the Registrant had 310,227,313 shares of Common Stock outstanding.

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

                                     PART I

ITEM 1   BUSINESS

A.   INTRODUCTION

     We develop, design, assemble and sell AuraGen(R) induction power systems for mobile power applications in the well established multibillion dollar mobile power generation markets for gensets and inverters in 3,000 watt to 15,000 watt applications. An induction power system refers to the electromagnetic principals of physics used where moving magnetic fields induce electric currents. This basic approach is used in electric motors that do not use brushes to conduct electric currents from one element to another and use electric coils instead of permanent magnets to generate the required magnetic field. We provide a unique and patented energy solution (see "Patents") and are the only company to provide a proven, commercially available, up to 8,500 watts of pure sine wave power system that is fully integrated into the vehicle under the hood. Gensets that generate over 3,000 watts of power are physically too large to fit under the hood of a vehicle and come separately with their own small engine. Our system is capable of generating full power up to 8,500 watts at all engine speeds including enhanced engine idle speed for gasoline based engines and at idle speed for bigger diesel based engines. Gensets generally provide full power at 1,800 and 3,600 RPM (revolutions per minute), while vehicle engines idle in the 650 to 1,200 RPM range. The high RPM on small genset engines reduces the life of these small engines and significantly increases required and scheduled maintenance. The AuraGen combines sophisticated mechanical and electronics design, advanced engineering and break-through electromagnetic technology to produce a highly reliable and flexible mobile power generating system that creates alternating current (AC) and direct current (DC) electricity, for industrial, commercial and military use. Traditional mobile power users are found in construction, cable, emergency/rescue, marine, entertainment, railroad, recreational vehicles, telecommunications, tool sales trucks, utilities, municipalities, military and personal use. We believe that in addition to the traditional mobile power market for generators, due to its compactness and clean power, the AuraGen could allow for energy applications that were not previously practical, particularly in areas that require clean power such as computers and other sensitive digital instrumentation.

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

     We believe that we are uniquely positioned to capture a significant share of the conventional genset market in the 3.0 to 15 KW range in view of the following factors:

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

C.   TARGETED MARKETS

     The North American market for mobile generators in 3,000 watt to 15,000 watt applications is estimated to be in excess of $4 billion per year and growing at 4% to 5% per year (see SIC 3621 Motors & Generators Economic Summary EC97M-3353B, U.S. Census Bureau, Nov. 1999, ITC Data Base, U.S. Department of Treasury, Dec 1999 and Industrial Data Base, National Electrical Manufacturers Association, Dec. 1999). The worldwide use is estimated to be over $10 billion per year.

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

     6.   Catering

     The mobile food industry, in addition to traditional party and event catering, delivers perishable food to remote locations. Today, some of the catering trucks still use ice for their refrigeration needs while others use compressors. New health department regulations in some jurisdictions will require fans in trucks that are used for cooking. The need for mobile electricity for refrigeration, microwaves and other appliances is constantly growing, fueled by regulation and customer need. The AuraGen, with its ability to produce electric power both while the engine is off and while driving, is an excellent and cost effective solution to this industry's needs.

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

D.   COMPANY STRENGTHS

     Our unique position in under-the-hood mobile power generation stems from approximately ten years of innovative research and development. This effort has culminated in our unique, patented, fully vehicle integrated products that are totally transparent to the users and provide clean pure sine wave power to industrial, commercial and military users through their vehicles.

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

     To ensure quality we use highly qualified suppliers, the majority of which are ISO 9002 compliant. The Company performs qualification testing on the AuraGen hardware components, the electronic control unit, all software and on fully installed in-vehicle systems to ensure reliability in the field. The qualification testing includes: 1) in-house endurance testing, 2) in-house parametric thermal testing, 3) in-house power quality testing and 4) laboratory environmental testing. Also, field failure analysis is performed on any failed units.

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

     3.   Product Support

     We are a system house that provides a turnkey product and service to support our customers in every area. We perform all of the development, from basic physics to detailed engineering. This fundamental ability provides a solid foundation to resolve technical issues, develop an ongoing line of new applications and to continually enhance our products. We have fully developed training materials and provide routine training to installers nationwide. We provide field support through regional resident field engineers. We provide technical information, documentation and software through installation manuals, catalogs and service bulletins. Our installation software includes a "Call Home" feature and remote diagnostic capability. We track performance and field failures to enhance product reliability and customer satisfaction.

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

E.   OUR STRATEGY

     Our objective is to be a world class leader, developer and supplier of fully vehicle integrated mobile electric power systems. The key elements of our strategy are:

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

     3.   Market Positioning

     We are positioning ourselves in the marketplace as a turnkey mobile power solution that is safer, more reliable, more convenient, with better quality and at an effective cost. Our safer solution includes the following: 1) no need to carry fuel in a container, 2) no exposed hot components to touch/start, 3) nothing heavy to lift, 4) no pull start required, 5) power outlets located away from hot components, and 6) not easily stolen.

     We provide users of mobile power with effective value. When total life cycle cost is considered, our product saves the user significant cost and increases productivity. Even more value is added due to the built in safety features.

     4.   Near Term Market Opportunity

     We have developed an approach that we believe can create within a reasonable time frame, the awareness and the required infrastructure to attract users for the AuraGen. The Company's marketing approach consists of three basic components. The first component is an educational and awareness campaign in which the AuraGen and its capabilities are presented to industrial and commercial users. This is achieved through trade shows, publications and private demonstrations to fleet managers and other opinion setters. The second component is the establishment of a distribution network for sale, installation and service. We now have key customers covering 25 states. These customers, in addition to sales activities, provide us with an infrastructure with 24 hour a day, seven days a week service. The key customers include Stewart and Stevenson Services, Inc., which cover fourteen states, Williams Detroit Diesel Allison covering eight states, and Inland Detroit Diesel Allison covering three states and CRS covering one state. These companies purchase AuraGen product from us for installation on vehicles they provide in turn to their customers and on vehicles owned by their customers. They service multiple fleets and industries with multiple applications for mobile power. Our agreements with these customers are non-exclusive and continue for a period of one year. We expect to have distribution established throughout most of the country by the end of the second quarter of 2001. The third component consists of establishing strategic relationships with industrial and commercial OEMs. We have started discussions with a number of such OEMs and expect to expand such activities throughout the year (see "Certain Risk Factors"). Before significant OEM agreements can be reached we need to have a national footprint for service and installation.

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

     1. The AuraGen, while a new unique product with limited history in the marketplace, addresses a multi-billion dollar market for mobile generators in the 3,000 to 15,000 watt range (see Targeted Markets, Part I(C) above). There can be no assurances that any new product will succeed in the marketplace.

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

     In 1994, the Company founded NewCom, Inc. ("NewCom"), a Delaware corporation, which engaged in the manufacture, packaging, selling and distribution of computer-related communications and sound-related products, including modems, CD-ROMs, sound cards, speaker systems and multimedia products. In September 1997, NewCom completed an initial public offering, and over the next year and a half Aura's ownership decreased and by February 1999 Aura's ownership dropped to a minority position of approximately 41%. During the second half of Fiscal 1999, NewCom's business suffered from adverse industry conditions resulting from increased incorporation of computer peripherals at the OEM level. These conditions resulted in heavy losses to NewCom and its competitors. NewCom's business reached a critical juncture in the fourth quarter of Fiscal 1999 when Deutsche Financial Services, which maintained NewCom's working capital line, announced that it was unwilling to continue to advance working capital to NewCom under its credit facility and subsequently seized NewCom's assets. NewCom ceased operations in early Fiscal 2000.

     In 1996, the Company acquired 100% of the outstanding shares of MYS Corporation of Japan ("MYS") to expand the range of its sound products and speaker distribution network. MYS engaged in the manufacture and sale of speakers and speaker systems for home, entertainment and computers. In Fiscal 2000, the Company sold MYS back to the original owners who were part of MYS management.

     Aura anticipated that its working capital needs in Fiscal 1999 would be met from a number of sources, including the repayment by NewCom of approximately $20 million of indebtedness, which was due in September 1998, and proceeds from external debt and equity financing. Due to NewCom's financial condition, it was unable to meet its obligations to Aura in September 1998, ultimately creating a significant cash shortfall to Aura. This required Aura beginning in January 1999 to refocus its operations by shutting down certain operating divisions, selling its MYS subsidiary, selling proprietary based AuraSound speaker technology and assets, and leasing its Electrotec concert touring sound equipment. The Company sold the assets of its ceramics facility effective March 1, 2000. The Company also temporarily suspended the further development of certain electromagnetic projects, including the electromagnetic valve actuator ("EVA" see "Our Other Technologies").

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

     In Fiscal 1999 as part of our refocus, we temporarily suspended our activities on further EVA development and commercialization to focus our resources on the AuraGen. The Company is however, pursuing licensing of this technology to third parties. We have not entered into any discussions for a licensing agreement for EVA.

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

     The market in industrial grade portable power is dominated by such companies as Onan, Honda and Kohler, which are well established and respected brand names. The principal advantage of gensets over our product is their stand alone operational capabilities. Unlike the AuraGen, gensets do not require the presence of an automobile to operate since they come with their own internal combustion engine. There are presently 44-registered genset manufacturers.

     The following table is a summary of physical parameters comparing the leading genset products with the 5,000 watts AuraGen(TM).

                               TABLE 1: GENERATORS

                                     Onan             Honda            Honda            Kohler         AuraGen(TM)
          Parameters             Marquis 5000        EG5000X           EX5500            5CKM            G5000
  ---------------------------- ------------------ --------------- ----------------- --------------- ----------------

  Rated Power                       5,000 W          4,500 W          5,000 W          5,000 W          5,000 W
  Weight                            258 lb.          146 lb.          393 lb.          268 lb.          68 lb.
  Derated Power                       Yes              Yes              Yes              Yes              No
  Volume                           6.72 ft3          5.39 ft3        26.80 ft3         3.71 ft3        0.25 ft3
  Output                             120 V          120/240 V        120/240 V        120/240 V        120/240 V
  Engine RPM                         1,800            3,600            3,600            1,800         750 diesel
      @ Rated Output                                                                                   1,250 gas
  Noise (db @10 Ft.)`                73.5               82               65              88.5             64
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

O.   SIGNIFICANT CUSTOMERS

     The Company sold its AuraGen product to six significant customers during Fiscal 2001 for a total of approximately $1.35 million or 53.8% of net revenues. Five of these companies are Stewart & Stevenson Services entities and account for approximately $1.0 million or 40% in the aggregate of net revenues with Americas Body Company accounting for an additional 13.6% or approximately $340,000 of net revenues. Going forward, while we expect Stewart & Stevenson Services, Inc. to remain a significant customer, we anticipate that its percentage of overall revenues should substantially decrease. The Company expects significant increases in revenues for Fiscal 2002 with an expanded distribution network which will include numerous other well known customers. In addition, the Company expects to have other OEM customers in Fiscal 2002.


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

NewCom Related Litigation

     Deutsche Financial Services v. Aura (Settled March 2001)

     In June 1999, a lawsuit naming Aura was filed in the United States District Court for the Central District of California, Deutsche Financial Services ("DFS") vs. Aura (Case No. 99-03551 GHK (BQRx)). The complaint followed DFS' termination of its credit facility with NewCom of $11,000,000 and seizure of substantially all of NewCom's collateral in April 1999. It alleged, among other things, that Aura was liable to DFS for NewCom's indebtedness under the secured credit facility purportedly guaranteed by Aura in 1996, well prior to the NewCom initial public offering of September 1997. Aura responded, denying DFS' claims and asserted in its defense, among other things, that the guarantee, if any, was discharged. In addition, Aura through its counsel, asserted cross-claims for, among other things, tortuous lender liability, alleging that DFS wrongfully terminated the NewCom credit facility, wrongfully seized the NewCom collateral and wrongfully foreclosed upon NewCom collateral, acting in a commercially unreasonably manner. A panel of three arbitrators had been selected and appointed by the American Arbitration Association, with the Company expecting a hearing on the matter sometime in the first half of 2001. The Company believed it had meritorious defenses and cross-claims.

     The company entered into a definitive Settlement and Mutual Release Agreement effective March 12, 2001 (the "Settlement") providing for the settlement of litigation. Under the terms of the Settlement DFS will receive cash payments totaling $350,000 and 10,000,000 shares of Aura's common stock in exchange for mutual releases. DFS may not sell more than 5,000,000 shares per year during the first two years following the settlement, may not sell any shares for the first 120 days following the settlement, and may not sell more than 50,000 shares in a single day. Aura will retain the right to repurchase unsold shares under certain conditions for a period of two years. During the first and second years following the Settlement, Aura may repurchase unsold shares in the possession of DFS at a price of $.80 per share in the first year and $1.00 per share in the second year. As part of the Settlement, DFS will assign to Aura its security interest in assets pledged by NewCom, Inc. to DFS to secure NewCom's indebtedness. Aura believes that DFS has already foreclosed upon all known assets, claims, or entitlements, which include inventory and receivables. Going forward, funds received by DFS, if any, with respect to the assets of NewCom, less costs and expenses incurred, will be held in trust by DFS for Aura. Aura may also prosecute or pursue a NewCom claim, asset or entitlement, which is subject to DFS' lien. Aura's receipt of any funds is conditioned upon the bid price of Aura Common Stock reaching $0.80 per share on ten business days during the first year or $1.00 per share during the second year following the execution date of the Settlement. To the extent Aura recovers any funds, it will hold it in trust for DFS until the bid price of Aura reaches the above levels, respectively, or until the 730th day following the execution date of the Settlement, when Aura must then pay any recovered funds to DFS if the minimum bid prices set forth above have not been met.

         Morganstein v. Aura (Settled October 1999)

     On April 28, 1997, a lawsuit naming Aura, certain of its directors and officers, and the Company's independent accounting firm was filed in the United States District Court for the Central District of California, Morganstein v. Aura Systems, Inc., et. al. (Case No. CV 97-3103), before the Honorable Steven Wilson. A follow-on complaint, Ratner v. Aura Systems, Inc., et. al. (Case No. CV 97-3944), was also filed and later consolidated with the Morganstein complaint. The consolidated amended complaint purported to be a securities class action on behalf of all persons who purchased common stock of Aura during the period from January 18, 1995 to April 25, 1997, inclusive. The complaint alleged that as a result of false and misleading information disseminated by the defendants, the market price of Aura's common stock was artificially inflated during the Class Period. The complaint contained allegations which asserted that the company violated federal securities laws by selling Aura Common stock at discounts to the prevailing U.S. market price under Regulation S without informing Aura's shareholders or the public at large.

     In June 1998, the Court entered an order staying further discovery in order to facilitate completion of settlement discussions between the parties. On October 12, 1998, the parties entered into a stipulation for settlement of all claims, subject to approval by the Court. Under the stipulation for settlement Aura agreed to pay $4.5 million in cash or stock, at Aura's option, plus 3.5 million warrants at an exercise price of $2.25. In addition, Aura's insurance carrier agreed to pay $10.5 million. The settlement was finally approved by the Court in October 1999 and was thereafter amended in December 1999 to allow Aura to defer payment of the settlement amount until April 2000 in exchange for an additional 2 million shares of Aura Common Stock, subject to certain adjustments. The deferral resulted from the limitation on the number of shares authorized at that time. The final distribution of stock and warrants to class members occurred in June 2000.


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

         Kerry Morgan, et. al. vs. NewCom, Inc.

     In December 1999, a lawsuit was filed against NewCom, Inc. which, as currently amended also includes Aura Systems, Inc., Steven Veen, Sultan Khan, Asif Khan and Zvi Kurtzman, Deutsche Financial Services, Inc., Best Buy Co.,
Inc., Circuit City Stores, Inc. a/k/a Compusa, the Computer Super Store, and Staples, Inc., in the Circuit Court for the County of Wayne Michigan (Case No. 98-838563 CP). The plaintiff's sixth amended complaint purports to be a class action on behalf of a class alleged to consist of approximately two hundred thousand persons who purchased a NewCom Inc., a/k/a Atlas Peripherals computer product from Best Buy Co., Inc., Circuit City Stores, Inc., Computer City, and/or Staples, Inc. The complaint alleges that plaintiffs did not receive a rebate of between twenty to fifty dollars on NewCom products, as advertised and promoted by the above mass retailer. Plaintiffs further allege that the mass retailers without any justification, failed to pay NewCom for product received and sold. The lawsuit named Aura primarily on the basis that Aura was the "alter ego" of NewCom and seeks unspecified damages against Aura as well as the other defendants. The plaintiffs seek, among other remedies, to recover all or part of the amount that the retailers failed to pay. Circuit City has filed a cross-complaint against NewCom, Sultan Khan, Asif Khan, Aura, Deutche Financial Services, Zvi Kurtzman and Steven Veen. Deutsche Financial Services has filed a cross-complaint against Staples. No trial date has been set. The named individuals have tendered coverage of the claims to their respective insurers and Aura has filed a motion for summary disposition.

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

                       AURA SYSTEMS, INC. AND SUBSIDIARIES

                                            February 28,              February 29,     February 28,     February 28,    February 28,
                                                   2001                  2000            1999             1998            1997
                                            --------------           ---------        -------------    -----------    ------------

Net Revenues                                      $   2,512,508       $  5,788,221      $53,650,025    $103,939,641    $  76,424,311
                                                   ------------       ------------       ----------     -----------       ----------
Cost of goods                                         1,216,637          1,957,854       83,344,562      58,045,370       48,420,015
Expenses:
   Engineering expenses                               8,214,981         11,466,449       47,092,632      13,729,152        8,610,224
   Research and development                             547,812            148,443        1,996,198         475,992        5,674,302
   Impairment of long-lived assets                      240,000                 --        5,838,466              --               --
   Selling, general and administrative               12,695,833         10,725,397       64,131,074      35,266,048       12,742,269
                                                  -------------       ------------       ----------      ----------       ----------
   expenses
         Total expenses                              22,915,263         24,298,144      202,402,932     107,516,562       75,446,810
                                                  -------------       ------------      -----------     -----------      -----------

Income (loss) From Operations                       (20,402,755)       (18,509,922)    (148,752,907)     (3,576,921)         977,501

Other (Income) and Expense
   Interest expense                                   2,263,916          4,476,690       11,679,701       6,450,741        1,181,910
   Termination of license agreements                         --                 --               --       3,113,030               --
   (Gain) loss on disposal of assets                 (1,756,746)            93,638          925,525              --               --
   (Gain) loss on sale & issuance of
   subsidiary
       stock and investments                                 --                 --        4,877,839     (12,632,265)       (250,000)
   Class action litigation & other legal              1,512,769            427,091        7,717,518       1,700,000               --
       settlements
   Equity in losses of unconsolidated joint
     ventures                                --                                 --        6,268,384       1,937,747               --
   Settlement on accounts payable                    (1,046,324)         2,350,671               --              --               --
   Other                                               (446,399)        (1,454,641)        (906,921)       (220,291)        (40,642)
   Provision (benefit) for taxes                             --                 --          566,635      (1,275,555)          13,148
   Minority interests                                        --                 --      (36,934,376)        946,405               --
   Loss in excess of basis of subsidiary                     --                 --       (8,080,695)               --             --
                                                 --------------      -------------       -----------  ---------------      ---------
Income (loss) from continuing operations            (20,929,971)       (24,403,371)    (134,866,517)     (3,597,733)          73,085
Discontinued Operations:
     Loss from Discontinued Operations, Net
     of Income taxes                                                    (4,131,501)     (14,875,065)     (8,038,807)     (2,953,196)
Extraordinary Item
     Gain on extinguishment of debt
     obligations, net of income taxes                        --         19,068,916               --              --               --
                                                 --------------      -------------      -----------     -----------        ---------
Net loss                                         $  (20,929,971)     $  (9,465,956)   $(149,741,582)   $(11,636,540)    $(2,880,111)
                                                  -------------       ------------    -------------=    -----------      -----------
Other Comprehensive loss, net of taxes                       --                 --         (406,574)             --               --
                                                 --------------      -------------     ------------      ----------       ----------
Comprehensive Loss                               $  (20,929,971)     $  (9,465,956)   $(150,148,156)   $(11,636,540)    $(2,880,111)
                                                  =============       =============    ============    =============     ===========
NET (LOSS) PER COMMON SHARE                               (0.08)     $        (0.08)   $      (1.74)  $                  $     (.04)
                                                 ===============      ==============   =============   ============        =========
                                                                                                              (.15)
 Income (loss) from continuing operations
   per common share                              $        (0.08)    $         (0.20)  $       (1.57)   $     (0.05)      $        --
                                                  =============      ==============   ==============    ===========       ==========
 (Loss) from discontinued operations per
   common share                                  $           --     $         (0.03)  $       (0.17)   $     (0.10)     $     (0.04)
                                                  =============      ===============   =============    ===========       ==========
 Extra-ordinary income per common share          $           --     $          0.15   $         --     $        --       $        --
                                                  =============      ==============     ===========      ==========       ==========
WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES                                    261,568,346         124,294,051      85,831,688      79,045,290       68,433,521
                                                  =============         ===========    ============      ==========       ==========

Working capital (deficit)                            (5,105,345)           826,213       (4,869,876)     78,143,895       62,310,715
Total assets                                         45,278,043         56,122,538       90,143,392     227,302,629      182,528,399
Long-term debt                                       38,485,108         46,951,716       34,236,944      33,968,393       18,897,631
Net stockholders' equity (deficit)                    2,045,035          1,516,008      (13,653,657)    116,901,868      125,477,587

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

     Statements in this report, including those concerning our expectations of future sales revenues, gross profits, research and development, sales and marketing, and administrative expenses, product introductions and cash requirements include forward-looking statements. As such, our actual results may vary materially from our expectations. Factors which could cause our actual results to differ from expectations include, but are not limited to, the following risks and contingencies: changed business conditions in the industrial and automotive industries and the overall economy; increased marketing and manufacturing competition and accompanying price pressures; contingencies in initiating production along with their potential under utilization, resulting in production inefficiencies and higher costs and start-up expenses.

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

Engineering Expense

     Engineering expenses for Fiscal 2001 declined to $8.2 million, including $4.8 million of depreciation, from $11.5 million, which included $4.9 million in depreciation, in the prior Fiscal year. The sale of the assets of the ceramics facility account for a reduction of approximately $1.6 million, with cost reduction efforts and facility consolidations accounting for the balance.


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

Other Income and Expense

     In Fiscal 2001, other income and expense primarily consisted of a gain of $1,756,746 recorded on the sale of the assets of the ceramics facility, interest expense of $2,263,916 and interest income of $432,018. In Fiscal 2000 other income and expense primarily consisted of $93,638 in net losses on disposal of assets, interest expense of $4,476,690, interest income of $357,014 and rent income of $700,513.


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

Engineering Expense

     Engineering expense for Fiscal 2000 declined to $11.5 million from $47.1 million in the prior Fiscal year. The Company's NewCom subsidiary accounted for $29.3 million of engineering expense in the prior Fiscal year. Other items contributing to the decrease were a reduction in rent expense of approximately $.3 million, a reduction in labor and associated costs of approximately $1.2 million, a reduction in consulting expenses of approximately $.5 million and a reduction in general supplies and expense of approximately $.8 million. Included in engineering expense is $4.9 million in depreciation compared to $7.2 million in the prior Fiscal year of which $1.3 million pertained to NewCom.

         In Fiscal 2001, the Company reclassified certain costs that had been characterized as overhead costs and included in cost of sales. These items are primarily engineering and facility related and have now been classified as engineering expenses in the operating expense category. This has been done to more accurately reflect the actual cost of the product sold and provide a gross profit presentation based on the sale of product itself. This has resulted in a change in the reported gross margins for Fiscal 1999 and 2000 from a negative 143.1% and a negative 131.9% to a negative 55.3% and a positive 66.2%, respectively.


Research and Development

     Research and development expense for Fiscal 2000 decreased to $.1 million from $2.0 million in Fiscal 1999. This is a result of the Company focusing its efforts on marketing and selling the AuraGen.


Selling, General and Administrative

     Selling, general and administrative expenses decreased to $10.7 million in Fiscal 2000 from $64.1 million in Fiscal 1999. The decrease in selling general and administrative of $53.4 million is primarily related to NewCom expenses of $38.2 million, reduction in bad debt expense of $12.8 million, a decrease in legal expenses of $.5 million and a decrease in salary and related items of $.8 million. Additionally, the Company reduced other expenses it was able to control such as consolidating facilities and reducing travel. Included in selling, general and administrative expenses for Fiscal 2000 are legal costs and expenses of approximately $1.7 million, and depreciation and amortization of approximately $950,000. Bad debts included in Selling, general and administrative expenses decreased to approximately $0.5 million in Fiscal 2000 from $13.3 million in the prior Fiscal year.


Other Income and Expense

     In Fiscal 2000, other income and expense primarily consisted of $93,638 in net losses on disposal of assets, interest expense of $4,476,690, interest income of $357,014 and rent income of $700,513. In Fiscal 1999, other income and expense consisted primarily of $5,200,000 in class action settlements,
$6,268,384 in losses recorded from unconsolidated joint ventures, $925,525 in losses recorded on disposal of assets, $4,877,839 in loss on disposal of investment, $11,679,701 in interest expense, and gain on sale of subsidiary stock of $992,288.


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

     Included in unsecured notes payable is an accrued estimated liability of $5,500,000 to Deutsche Financial Services as a result of a written guarantee of NewCom debt. At February 28, 2001, this amount is classified as a current liability and is included in Notes Payable on the balance sheet as a result of a settlement reached with DFS subsequent to the end of the Fiscal year. The settlement called for the issuance of 10,000,000 shares of Aura common stock valued at $4,000,000 and the payment of $350,000 in cash. This settlement will result in a gain on the settlement of the estimated recorded liability of $1,150,000, which will be recorded in the first quarter of Fiscal 2002.

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

     At February 28, 2001, the Company was in violation of its loan covenants on its line of credit. The Company has received a waiver from the bank for these violations and fully expects to be able to pay the remaining balance when due in July 2001.

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

     The Company's cash flow generated from operating activities has to date not been sufficient to fund its working capital needs. Accordingly, the Company has relied upon external sources of financing to maintain its liquidity, principally private and bank indebtedness and equity financing, and the sale of assets. No assurances can be provided that these funding sources will be available in the future, or at the times and in the amounts necessary. The Company currently intends that funding required for future growth and operations will occur through a combination of existing working capital, operating profits, and equity financing. The Company expects to satisfy its obligations for the upcoming twelve months through the sale of inventory, collection of its accounts receivable and notes receivable, sales of its AuraGen products and, until the Company is able to generate sufficient cash flow for operations, the Company will be dependent on external sources of funding such as sale of equity, and or debt financing. For long-term obligations, the Company expects that increasing sales will provide greater sources of cash to fund ongoing operations and additional equity financings will provide any additional capital required. The Company expects that funding for growth, when it is required, will be generated from operations and equity financings. The inability of the Company to obtain sufficient working capital at the times and in the amounts required would have a material adverse effect on the Company's business and operations.

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

                                    PART III

ITEM 10.        DIRECTORS AND OFFICERS OF THE REGISTRANT

Identification of Directors

     The following table sets forth all of the current directors, executive officers and key employees of Aura, their age, and the office they hold with the Company. Executive officers and employees serve at the discretion of the Board. All directors hold office until the next annual meeting of stockholders of the Company and until their successors have been duly elected and qualified.

                            Director
Name                          Age   Since   Title
---------------------------   ---   -----   -----------------------------------------------------------------------
Zvi Kurtzman                   53   1987    Chief Executive Officer, Chairman, Board of Directors
Harvey Cohen                   67   1993    Director, Member of Audit Committee
Salvador Diaz-Verson, Jr.      48   1997    Director, Member of Compensation Committee
Stephen A. Talesnick           51   1999    Vice-Chairman, Board of Directors, Member of Compensation Committee
Norman Reitman                 77   2000    Director, Member of Audit Committee
Harry Haisfield                59   2000    Director, Member of Compensation Committee
Neal Meehan                    59   2000    Director, Member of Audit Committee
William Richbourg              57   2001    Director

Business Experience of Directors and Nominees During the Past Five Years

     Zvi Kurtzman is the CEO and Chairman of the Board of Directors of the Company and has served in this capacity since 1987. Mr. Kurtzman also served as the Company's President from 1987 to 1997. Mr. Kurtzman obtained his B.S. and M.S. degrees in physics from California State University, Northridge in 1970 and 1971, respectively, and completed all course requirements for a Ph.D. in theoretical physics at the University of California, Riverside. He was employed as a senior scientist with the Science Applications International Corporation, a scientific research company, in San Diego, from 1984 to 1985 and with Hughes Aircraft Company, a scientific and aerospace company, from 1983 to 1984. Prior thereto, Mr. Kurtzman was a consultant to major defense subcontractors in the areas of computers, automation and engineering.

     In October 1996, the Securities and Exchange Commission ("Commission") issued an order (Securities Act Release No. 7352) instituting an administrative proceeding against Aura Systems, Zvi Kurtzman, and an Aura former officer. The proceeding was settled on consent of all the parties, without admitting or denying any of the Commission's findings. In its order, the Commission found that Aura and the others violated the reporting, record keeping and anti-fraud provisions of the securities laws in 1993 and 1994 in connection with its reporting on two transactions in reports previously filed with the Commission. The Commission's order directs that each party cease and desist from committing or causing any future violation of these provisions. The Commission did not require Aura to restate any of the previously issued financial statements or otherwise amend any of its prior reports filed with the Commission. Neither Mr. Kurtzman nor anyone else personally benefited in any way from these events. Also, the Commission did not seek any monetary penalties from Aura, Mr. Kurtzman or anyone else. For a more complete description of the Commission's Order, see the Commission's release referred to above.

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

     Hon. Salvador Diaz-Verson, Jr. is a director of the Company and has served in this capacity since September 1997. Mr. Diaz-Verson is the founder, and since 1991 has been the Chairman and President of Diaz-Verson Capital Investments, Inc., an Investment Adviser registered with the Securities and Exchange Commission. Mr. Diaz-Verson served as president and member of the Board of Directors of American Family Corporation (AFLCAC Inc.) a publicly held insurance holding company, from 1979 until 1991. Mr. Diaz-Verson also served as Executive Vice President and Chief Investment Officer of American Family Life Assurance Company, subsidiary of AFLCAC Inc. from 1976 through 1991. Mr. Diaz-Verson is a graduate of Florida State University. He is currently a director of the board of Miramar Securities, Clemente Capital Inc., Regions Bank of Georgia and The Philippine Strategic Investment Holding Limited. Since 1992, Mr. Diaz-Verson has also been a member of the Board of Trustees of the Christopher Columbus Fellowship Foundation, presidentially appointed by President George Bush in 1992, and re-appointed by President Clinton in early 2000.

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

         William B. Richbourg is a director of the Company and has served in this capacity since January 2001. Mr. Richbourg, a trial lawyer, has been engaged in the private practice of law since 1968. He has a JD from the University of Florida Law School. Mr. Richbourg is active in the environmental field where he has served as President and Director of Environmental Systems, Inc., a privately-held company involved in the electro-magnetic treatment of water and as President and Director of ECO-21, a privately-held company specializing in the marketing and sales of an after-market emissions reducing system for gasoline and diesel engines. As an outstanding football player at the University of Florida, he was the recipient of numerous academic and athletic awards.


MANAGEMENT

     Listed below are Executive Officers and key employees of the Company who are not directors or nominees, their ages, titles and background information.

Name                                Age              Title
---------------------------         ---              --------------------------------------------------------------
Gerald S. Papazian                  45               President, Chief Operating Officer
Arthur J. Schwartz, Ph.D.           53               Executive Vice President
Cipora Kurtzman-Lavut               44               Senior Vice President, Corporate Communications
Neal B. Kaufman                     55               Senior Vice President, Management Information Systems
Steven C. Veen                      45               Senior Vice President, Chief Financial Officer
Michael I. Froch                    39               Senior Vice President, General Counsel and Secretary
Jacob Mail                          50               Senior Vice President, AuraGen Operations
DuWayne Menke                       56               Vice President, AuraGen Sales and Marketing
Richard Ulinski                     59               Vice President, Engineering
Keith O. Stuart                     45               Senior Vice President, Applications Development
Ronald J. Goldstein                 59               Senior Vice President, Government/Military Sales
Richard E. Van Allen, Ph.D.         54               Senior Vice President, Industrial and Special Programs

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

     Keith O. Stuart is Senior Vice President, Applications Development and has served in this capacity since November 1999. Previously he served as President of the Company's Tech Center division, from 1995 to 1999 and has been in charge of hardware development for Aura since 1988. Mr. Stuart obtained his B.S. and M.S. degrees in electrical engineering from the University of California Los Angeles in 1978 and 1980, respectively. Mr. Stuart worked for Cyphermaster, Inc. during 1986 and was employed by Hughes Aircraft Company, a scientific and aerospace company, prior thereto. Mr. Stuart has designed and fabricated digitally controlled, magnetically supported gimbals that isolate the seeker portion of a United States Space Defense Initiative and has also developed a multi-computer automated test station for the evaluation of sophisticated electro-optical devices.

     Ronald J. Goldstein is Senior Vice President, Government/Military Sales, serving in this capacity since November 1999. He is responsible for the marketing and sales of AuraGen to worldwide government agencies and the military and has served in various capacities at Aura since 1989. He holds two M.S. degrees in Computing Technology and the Management of R & D from George Washington University and has completed coursework for a Ph.D. in Nuclear Engineering from North Carolina State University. Mr. Goldstein has over 25 years of experience in high technology both in government and industry. Since 1989 Mr. Goldstein was responsible for all marketing and business development activities for the Company and served since 1995 as President of the
Automotive/Industrial division of the Company. Prior to joining Aura, Mr. Goldstein was Manager of Space Initiatives at Hughes Aircraft Company, a scientific and research company, where he was responsible for the design, production and marketing of a wide variety of aerospace systems and hardware. Prior to joining Hughes in 1982, Mr. Goldstein was the Special Assistant for National Programs in the Office of the Secretary of Defense, and before that held high level program management positions with the Defense Department and Central Intelligence Agency.

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

Family Relationships

     Cipora Kurtzman-Lavut, Senior Vice President, Corporate Communications, is the sister of Zvi Kurtzman, who is the Chief Executive Officer and a director of the Company. Jacob Mail, Senior Vice President, AuraGen Operations is a first cousin of Cipora Kurtzman-Lavut and Zvi Kurtzman.

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

     The following table summarizes certain information regarding option grants to purchase Common Stock of the Company to the Chief Executive Officer and those other executive officers named in the Summary Compensation Table (the "Named Executive Officers")

                     OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

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

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR-END OPTION/SAR VALUES

                              Number of Unexercised                             Value of Unexercised
                              Options/SARs at Fiscal                            In-the-Money Options/
Name                                       Year End                             SARs at Fiscal Year End*
----                          -------------------------------                   ------------------------

                                  Exercisable         Unexercisable         Exercisable          Unexercisable
Zvi (Harry) Kurtzman                  720,000             5,100,000           $         0            $  630,000
Gerald S. Papazian                    166,000             1,060,000           $         0            $  140,000
Arthur J. Schwartz                    445,000             1,300,000           $         0            $  140,000
Steven C. Veen                        265,000             1,160,000           $         0            $  140,000
Cipora Kurtzman-Lavut                 445,000             1,300,000           $         0            $  140,000

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

     Effective in Fiscal 1999, Mr. Kurtzman and the Named Executive Officers are, pursuant to their employment agreements with the Company, entitled to a discretionary annual bonus as determined by the Compensation Committee and a majority of the outside, disinterested, directors of the Board of Directors. In determining the amounts of such bonuses, the Compensation Committee considers the individual performance of each executive and the performance of the Company. Based upon the Company's financial performance during Fiscal 2000 the Compensation Committee determined not to award bonuses to Mr. Kurtzman or the Named Executive Officers.

     In March 1998, the Committee reviewed and unanimously approved stock option awards under the Company's stock option plan after consulting with a nationally recognized employee benefits firm. The Committee granted Mr. Kurtzman an option to purchase 1,000,000 shares of Common Stock, which vest 20% per year over five years. The options are exercisable at $3.31 per share which was 105% of the market price of the Company's Common Stock on the date of grant. Senior executives in the Company participate in the stock option plan and the Compensation Committee granted such executives options to purchase Common Stock during Fiscal 1998. In June 2000 the Compensation Committee unanimously approved additional stock option awards under the Company's stock option plan to Mr. Kurtzman and the Named Executive Officers, described in the table entitled "Option/SAR Grants in the Last Fiscal Year" appearing above. In determining the number of shares to award to Mr. Kurtzman and other executives, the Compensation Committee considered several factors, including primarily Mr. Kurtzman's and other executives' actual and potential contributions to the Company's long term success, and the size of awards provided to other executives in comparable companies holding similar positions.

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

                                Committee Members

        Salvador Diaz-Verson, Jr., Stephen A. Talesnick, Harry Haisfield


Compensation Committee Interlocks and Insider Participation

     The Compensation Committee for the Fiscal year ended February 28, 2001 comprised Salvador Diaz-Verson, Jr., Stephen A. Talesnick, and Harry Haisfield. Decisions regarding compensation of executive officers for the Fiscal year ended February 28, 2001 were made unanimously by the outside, disinterested directors of the Board of Directors, after reviewing recommendations of the Compensation Committee.


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
    as a group (20 persons)

--------------------------------
*       Less than 1% of outstanding shares.

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

(7) Includes 450,000 shares which may be purchased pursuant to options exercisable within 60 days of May 31, 2001.

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

     The mailing address for Gardner Lewis Asset Management, L.P. is 285 Wilmington - West Chester Pike, Chadds Ford, Pa. 19317.

     The mailing address for ICM Asset Management, Inc. is W. 601 Main Avenue, Suite 600, Spokane, Wa. 99201.

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


Convertible Note Exchange

     As part of the Company's financial restructuring in Fiscal 1999, the Company offered to exchange convertible notes issued to investors in 1993 for Common Stock. As a result of the restructuring the Company converted the notes at a price of $.27 per share. These investors among others included Zvi Kurtzman and Arthur J. Schwartz, whose notes entitled them to receive from the Company $100,000 and $80,000, respectively, plus accrued and unpaid interest. Both Messrs. Kurtzman and Schwartz exchanged their notes for Common Stock in March 2000.

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

3.1(11)        Certificate of Incorporation of Registrant as amended.

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

10.39(11)      Escrow  Agreement  dated  March 6,  2000,  by and  among  Guzik &
               Associates, Aura Systems, Inc. and Isosceles Fund Limited.

10.40(11)      Subscription  Agreement  from  Isosceles  Fund  Limited  to  Aura
               Systems, Inc.

10.41(11)      Stock Purchase Warrant of Aura Systems,  Inc. issued to Isosceles
               Fund Limited.

10.42(11)      Settlement  Agreement  and Release of Claims dated as of March 6,
               2000, between Aura Systems, Inc. and Isosceles Fund Limited.

10.43(12)      Settlement  Agreement  and Mutual  Release  dated as of March 12,
               2001,  between Aura Systems,  Inc. and Deutche Financial Services
               Corporation.

21.(12)        Subsidiaries of Aura Systems, Inc.

23.1           Consent of Pannel Kerr Forster

23.2           Consent of Singer Lewak Greenbaum & Goldstein LLP.

(1) Incorporated by reference to the Exhibits to the Company's Statement on Form S-1 (File No. 33-19531).

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

(5) Incorporated by reference to the Exhibit to the Company's Statement on Form S-1 (File No. 35-57 454).

(6) Incorporated by reference to the Company's Current Report in Form 10-Q dated November 30, 1993.

(7) Incorporated by reference to the Exhibits to the Company's Registration Statement on Form S-1 (File No.-33-57454).

(8) Incorporated by reference to the Exhibits to the Company's Annual Report Form 10-K for the fiscal year ended February 28, 1994 (File No. 0-17249).

(9)            Incorporated  by reference to the  Company's  Annual  Report Form
               10-K for the fiscal year ended February 29, 1996 (File No. 0-17249).

(10) Incorporated by reference to the Company's Annual Report on Form 10-K for the Fiscal year ended February 28, 1999 (File No. 0-17249).

(11) Incorporated by reference to the Company's Annual Report on Form 10-K for the Fiscal year ended February 29, 2000 (File No. 0-17249).
(12) Incorporated by reference to the Company's Annual Rport on Form 10-K for the Fiscal year ended February 28, 2001 (File No. 0-17249).

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                          AURA SYSTEMS, INC.

Dated:   August 13, 2001
                                     By:      /s/   Zvi Kurtzman
                                        --------------------------------
                                              Zvi Kurtzman
                                              Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signatures                                              Title                                     Date


/s/Zvi Kurtzman                          Chief Executive Officer and Director                    August 13, 2001
---------------------------------
Zvi Kurtzman                             (Principal Executive Officer)

/s/Steven C. Veen                        Senior Vice President,                                  August 13, 2001
---------------------------------
Steven C. Veen                           Chief Financial Officer
                                         (Principal Financial and Accounting Officer)

/s/ Harvey Cohen                         Director                                                August 13, 2001
---------------------------------
Harvey Cohen

/s/Salvador Diaz-Verson, Jr.             Director                                                August 13, 2001
---------------------------------
Salvador Diaz-Verson, Jr.

/s/Harry Haisfield                       Director                                                August 13, 2001
---------------------------------
Harry Haisfield

/s/Neal Meehan                           Director                                                August 13, 2001
---------------------------------
Neal Meehan

/s/Norman Reitman                        Director                                                August 13, 2001
---------------------------------
Norman Reitman

/s/William Richbourg                     Director                                                August 13, 2001
---------------------------------
William Richbourg

/s/ Stephen A. Talesnick                 Director                                                August 13, 2001
---------------------------------
Stephen A. Talesnick

                                         Director                                                August 13, 2001
---------------------------------
Carl A. Albert


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
NOTES PAYABLE AND OTHER LIABILITIES

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
   Common stock par value $.005 per share and additional paid in
   capital. Issued and outstanding 291,089,582 and 196,975,392            264,787,864           234,196,092
   shares respectively.
   Common Stock not issued                                                         --             9,132,774
   Accumulated deficit                                                   (262,742,829)         (241,812,858)
                                                                          -----------         --------------

         Total stockholders' equity                                         2,045,035             1,516,008
                                                                        -------------         -------------
         Total                                                         $   45,278,043        $   56,122,538
                                                                        =============         =============










          See accompanying notes to consolidated financial statements.


                       AURA SYSTEMS, INC AND SUBSIDIARIES
                    Consolidated Statements of Operations and
                Comprehensive Loss Years ended February 28, 2001,
                     February 29, 2000 and February 28, 1999

                                                               2001                 2000                  1999
                                                           -------------         -------------         -------
Net Revenues FROM SALE OF PRODUCT                          $   2,512,508         $   4,288,221         $  53,650,025
pATENT ASSIGNMENT FEES                                                --             1,500,000                    --
                                                           -------------         -------------         -------------
TOTAL NET REVENUES                                             2,512,508             5,788,221            53,650,025
                                                           -------------         -------------         -------------
Cost of GOODS                                                  1,216,637             1,957,854            83,344,562
                                                           -------------         -------------         -------------

GROSS PROFIT (LOSS)                                            1,295,871             3,830,367           (29,694,537)
                                                           -------------         -------------         --------------

OPERATING EXPENSES:
   Engineering expenses                                        8,214,981            11,466,449            47,092,632
   Research and development                                      547,812               148,443             1,996,198
   Impairment of long-lived assets                               240,000                    --             5,838,466
   Selling, general and administrative expenses               12,695,833            10,725,397            64,131,074
   Legal settlements                                           1,512,769               427,091             2,517,518
   Settlement on accounts payable                             (1,046,324)            2,350,671                    --
                                                           --------------        -------------         -------------
         Total operating expenses                             22,165,071            25,118,051           121,575,888
                                                           -------------         -------------         -------------

LOSS FROM OPERATIONS                                         (20,869,200)          (21,287,684)         (151,270,425)

OTHER INCOME AND (EXPENSE)                                       (60,771)           (3,115,687)          (28,044,528)
LOSS BEFORE INCOME TAXES AND OTHER ITEMS
                                                             (20,929,971)          (24,403,371)         (179,314,953)
   Provision for taxes                                                --                    --               566,635
   Minority interests in consolidated subsidiary                      --                    --            10,372,895
   Loss in excess of basis of subsidiary:
     Aura Systems, Inc.                                               --                    --             8,080,695
     Minority interests                                               --                    --            26,561,481
                                                          --------------        --------------        --------------
Loss from continuing operations                              (20,929,971)          (24,403,371)         (134,866,517)
                                                          ---------------       ---------------       ---------------
Discontinued Operations:
     Loss from Discontinued Operations, Net of
     taxes of $0 for 2000 and 1999 respectively                       --            (1,433,859)          (14,875,065)
     Loss on Disposal, Net of Taxes of $0 for 2000                    --            (3,063,574)                   --
                                                          --------------        ---------------       --------------
Loss from Discontinued Operations                                     --            (4,497,433)          (14,875,065)
                                                          --------------        ---------------       ---------------
Loss before extraordinary item                               (20,929,971)          (28,900,804)         (149,741,582)
Extraordinary Item
     Gain on extinguishment of debt obligations,  net
     of income taxes of $0                                            --            19,068,916                    --
                                                          --------------        --------------        --------------
Net loss                                                     (20,929,971)           (9,831,888)         (149,741,582)

Other comprehensive income (loss), net of taxes:                      --               365,932              (406,574)
                                                          --------------        --------------        ---------------
Comprehensive loss                                        $  (20,929,971)       $   (9,465,956)       $ (150,148,156)
                                                           --------------        ==============       ===============

NET LOSS PER COMMON SHARE                                 $        (0.08)       $        (0.08)       $        (1.74)
                                                           ==============        ==============       ===============
Loss from continuing operations per common share          $        (0.08)       $        (0.20)       $        (1.57)
                                                           =============         ==============        ==============
Loss from discontinued operations per common share
                                                          $            --       $        (0.03)       $        (0.17)
                                                           ==============        =============         ==============
Extraordinary income per common share                     $            --       $         0.15        $           --
                                                           ==============        =============         =============

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES                                              261,568,346          124,294,051             85,831,688
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

                               AURA SYSTEMS, INC.
                                AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity

     Years ended February 28, 2001, February 29, 2000 and February 28, 1999

                                                                                                       Accumulated
                                                                                                          Other
                                       Common Stock          Additional     Common                    Comprehensive
                                       ------------
                                                               Paid-in    Stock not    Accumulated    (CTA) Income
                                                                      -            -              -
                                    Shares        Amount      Capital       Issued       Deficit          (Loss)        Total
                                    ------        ------      -------       ------       -------     -    ------        -----

Balances at February 28, 1998       80,001,244  $400,006    $198,700,608  $      --    $ (82,239,388)     $40,642    $116,901,868

Notes payable converted             16,513,282    82,566      10,126,867         --               --           --      10,209,433
Exercise of warrants                 7,475,383    37,377       7,971,198         --               --           --       8,008,575
Exercise of stock options               50,000       250         102,750         --               --           --         103,000
Stock issued to acquire assets         114,833       574          28,134         --               --           --          28,708
Private placements                   3,597,300    17,986       1,779,656         --               --           --       1,797,642
Expenses of issuances                       --        --       (554,727)         --               --           --        (554,727)
Other comprehensive income(CTA)             --        --              --         --               --     (406,574)       (406,574)
Net (loss)                                  --        --              --         --     (149,741,582)          --    (149,741,582)
                                   -----------  --------    ------------  ---------     ------------ ------------    ------------

Balances at February 28, 1999      107,752,042   538,759     218,154,486         --     (231,980,970)    (365,932)
                                                                                                                     (13,653,657)

Notes payable converted             68,534,445   342,672      10,036,430         --               --           --      10,379,102
Exercise of warrants                   120,000       600          44,200         --               --           --          44,800
Stock    issued   to    satisfy      2,907,275    14,536         770,429         --               --           --         784,965
    liabilities
Private placements                  17,661,630    88,308       4,400,692         --               --           --       4,489,000
Expenses of issuances                       --        --       (195,020)         --               --           --        (195,020)
Common stock not issued                     --        --          --      9,132,774               --           --       9,132,774
 Other   comprehensive    income            --        --          --            --                --      365,932         365,932
(CTA)
Net (loss)                                  --        --              --         --       (9,831,888)          --      (9,831,888)
                                --------------  --------    ------------  ---------   ---------------    --------    -------------

Balances at February 29, 2000      196,975,392   984,875     233,211,217   9,132,774    (241,812,858)          --       1,516,008

Notes payable converted              7,324,191    36,621       2,912,744         --               --             --     2,949,365
Stock    issued   to    satisfy     11,642,627    58,160       6,093,135         --               --             --     6,151,295
    liabilities
Private placements                  40,721,909   203,610      12,231,830         --               --             --     12,435,440
Stock issued for prior year         34,425,463   172,128       8,960,646  (9,132,774)             --             --            --
Expenses of issuances                       --        --        (77,102)         --               --             --        (77,102)
Net (loss)                                  --        --              --         --      (20,929,971)            --    (20,929,971)
                                   -----------  --------     -----------   --------     ---------------------------     ------------

Balance at February 28, 2001       291,089,582  $1,455,394   $263,332,470  $     --     $(262,742,829$                  $2,045,035
                                   ===========  ==========    =========== =========     ============================    ==========
                                                                                                     --












          See accompanying notes to consolidated financial statements.

                               AURA SYSTEMS, INC.
                                AND SUBSIDIARIES


                      Consolidated Statements of Cash Flows
              Years ended February 28, 2001, February 29, 2000 and
                                February 28, 1999


                                                                           2001               2000              1999
                                                                           ----               ----              ----
Cash flows from operating activities:
    Net loss                                                          $(20,929,971)      $ (9,465,956)     $(149,741,582)
                                                                       -----------       -------------    --------------
    Adjustments to reconcile net loss to net
        cash used by operating activities:
    Depreciation and amortization                                        7,619,979          6,853,924         12,985,278
    Provision for environmental cleanup                                         --             48,812             44,516
    (Gain) loss on disposition of assets                                (1,756,746)            93,638            925,525
    Equity in losses of unconsolidated joint ventures                           --                 --          6,268,384
    Impairment of long-lived assets                                        240,000                 --          9,403,687
    Gain on extinguishment of debt                                              --        (19,068,916)                --
    Long term assets charged to operations                                      --                 --          1,425,794
    Settlement on accounts payable                                      (1,046,324)                --                 --
    Minority interest in earnings (loss) of subsidiary                          --                 --        (10,372,895)
    Operating expenses satisfied with stock                                903,935                 --                 --
    Loss on disposal of investments                                             --                 --          4,877,839
    Loss on disposal of discontinued operations                                 --          2,697,642                 --
    Assets-(Increase) Decrease:
     Receivables                                                         1,397,159            462,541         46,037,727
     Inventories                                                         1,432,828          4,019,810         40,236,817
     Prepayments                                                                --                 --          9,891,144
     Other current assets                                                  (92,763)         1,515,787          3,801,107
     Deferred income taxes                                                      --                 --            838,000
    Liabilities-Increase (Decrease):
     Accounts payable                                                     (752,858)        (1,371,174)       (21,479,522)
     Accrued expenses                                                     (349,546)        (1,577,248)         4,614,005
     Litigation and other liabilities                                           --            222,223          7,389,649
                                                                      ------------     --------------       ------------
    Total adjustments                                                    7,595,664         (6,102,961)       116,887,055
                                                                         ---------     ---------------      -----------
         Net cash used by operating activities                         (13,334,307)       (15,568,917)       (32,854,527)
                                                                      -------------    ---------------      ------------
Cash flows from investing activities:
   Payments from notes receivable                                        3,784,681          5,674,828                 --
   Proceeds from sale of assets                                                 --            327,109          2,721,000
   Purchase of property and equipment                                      (38,200)           (16,103)        (2,143,237)
   Manufacture of special tools and equipment                                   --                 --         (1,910,611)
   Investment in joint ventures                                                 --                 --           (164,466)
   Long-term investments                                                        --                 --         (4,940,000)
   Long-term receivables                                                        --                 --          3,436,809
   Patents and trademarks                                                       --                 --           (467,167)
   Other assets                                                              3,821                 --                 --
   Proceeds from subsidiary stock                                               --                 --          1,611,873
                                                                       -----------     --------------        -----------
         Net cash provided (used) by investing activities                3,750,302          5,985,834         (1,855,799)
                                                                       -----------     --------------        ------------



           See accompanying notes to consolidated financial statements


                               AURA SYSTEMS, INC.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                                                          2001               2000              1999
                                                                          ----               ----              ----
     Cash flows from financing activities:
        Net proceeds from borrowings                                  $        --           $251,101        $17,922,584
        Repayment of notes payable                                     (1,768,859)        (1,218,571)        (3,396,083)
        Proceeds from exercise of options                                      --                 --            103,000
        Net proceeds from issuance of common stock                     12,358,339          7,393,980          1,675,873
        Net proceeds from exercise of warrants                                 --             24,800          7,884,325
        Net proceeds from issuance of convertible notes                        --                 --         11,720,000
        Repayment of convertible notes                                         --           (430,000)        (3,050,000)
                                                                      -----------        ------------        -----------
            Net cash provided by financing activities                  10,589,480          6,021,310         32,859,699
                                                                     ------------       ------------       ------------
            Effect of exchange rate changes on cash                            --                 --           (406,574)
                                                                      -----------        -----------       -------------
              Net increase (decrease) in cash and equivalents           1,005,475         (3,561,773)        (2,257,201)
     Cash and equivalents at beginning of year                            260,437          3,822,210          6,079,411
                                                                     ------------       ------------       ------------
     Cash and equivalents at end of year                             $  1,265,912     $      260,437       $  3,822,210
                                                                      ===========       ============        ===========
     Supplemental disclosures of cash flow information:
        Cash paid during the year for:
          Interest                                                   $  1,977,239       $    922,708       $  3,374,992
                                                                      ===========        ===========       ============
          Income Taxes                                               $         --       $         --       $  2,244,762
                                                                      ===========        ===========       ============

     Supplemental disclosures of non-cash investing and financing activities:

During the year ended February 28, 2001, $2,949,365 of notes payable and accrued interest were converted into 7,324,191 shares of common stock. The Company also issued 11,642,627 shares of common stock in satisfaction of $6,151,295 of liabilities of which $3,748,384 was long term trade debt included in notes payable and other liabilities. During the year ended February 28, 2001, the Company also issued the following shares of common stock which were recorded as a component of stockholder's equity (common stock not issued) at February 29, 2000. The common stock could not be issued in Fiscal 2000 due to the limitation on the number of shares authorized. The Company issued 2,520,000 shares of common stock for the conversion of notes payable and accrued interest of $686,524; 541,667 shares of common stock in settlement of accrued and unpaid director's fees of $146,250; 12,500,000 shares of common stock, in the amount of $3,100,000 for the Company's private placement, and 14,687,972 shares of common stock with a value of $5,200,000 to satisfy the liability for a class action settlement. In addition, 2,400,000 shares of common stock were issued as a finder's fee for the Company's private placements and 1,775,824 shares of common stock for repricing a prior private placement of the Company. The finder's fee and repricing had no effect on total stockholders' equity. The above items total 34,425,463 shares and $9,132,774, which is included in the Consolidated Statement of Stockholders' Equity as Common Stock not issued for Fiscal 2000, and Common Stock in Fiscal 2001. During the year ended February 29, 2000, $11,009,102 of convertible notes were converted into 71,054,445 shares of common stock. Of the preceding amounts, $630,000 of convertible notes which were tendered for conversion into 2,520,000 shares of common stock, is included in the line item Common stock not issued in the Consolidated Statement of Stockholders' Equity. Additionally, liabilities of $20,000 were satisfied by the exercise of 40,000 warrants with an exercise price of $.50 per share, and 1,020,890 shares of stock were issued as fees in connection with the private placement. The Company issued 2,907,275 shares of common stock in settlement of accrued and unpaid management compensation of $784,965. Included in net proceeds from issuance of common stock in the consolidated statement of cash flows is $3.1 million which is included in the line item Common stock not issued in the Consolidated Statement of Stockholders' Equity. At the start of Fiscal 2000, the Company had $38,481,782 in convertible notes payable, of which most were in default. During the current year the Company restructured much of its convertible notes payable obligation through debt forgiveness and equity conversion. With the debt restructure, $11,009,102 of convertible notes was converted into 71,054,445 shares of the Company's common stock, of which 2,520,000 shares are not reflected as outstanding as of February 29, 2000. The Company also redeemed $430,000 of convertible notes, and $12,535,898 in convertible notes and $5,850,168 in accrued interest were forgiven. The balance of these notes became non convertible and are included in secured notes payable for the year ended February 29, 2000, as detailed in Footnote 10. A majority of the restructure was accomplished by a single unrelated party acquiring $21,345,000 of the convertible notes payable and subsequently converting $9,224,102 into 65,034,445 shares of the Company's common stock and debt forgiveness of $12,120,898. In addition, $682,852 in accounts payable and accrued expenses was also forgiven. Total debt forgiveness of $19,068,918 is reflected as an extraordinary item in the accompanying consolidated financial statements and resulted in extraordinary income per share of $0.15.

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

     Principles of Consolidation

     For the years ended February 28, 2001 and February 29, 2000, the consolidated financial statements include accounts of the Company and its wholly owned subsidiaries Aura Ceramics, Inc. and Electrotec Productions, Inc. (and its wholly owned subsidiary Electrotec Europe). During the year ended February 29, 2000, the Company divested its AuraSound segment (see note 20). The AuraSound segment included the Company's wholly owned subsidiaries AuraSound, Inc. and MYS and its subsidiaries Audio-MYS, MYS America and MYS U.S.A. In March 2000, the Company sold its interest in Aura Ceramics, Inc. to management. For the year ended February 28, 1999, the consolidated financial statements include accounts of the Company and its wholly owned subsidiaries, MYS and its subsidiaries Audio-MYS, MYS America and MYS U.S.A, Aura Ceramics, Inc., Aura Sound Inc. and Electrotec Productions, Inc. (and its wholly owned subsidiary Electrotec Europe).

     For the year ended February 28, 1998, the Company's interest in NewCom, a majority owned subsidiary, is reported on a consolidated basis, the consolidated financial statements include 100 percent of the assets and liabilities of the subsidiary, and the ownership percentage of minority interests is recorded as "Minority Interests in Subsidiary." In February 1999, the Company reduced its interest in NewCom to approximately 41%. Accordingly, for the year ended February 28, 1999, the Statement of Operations and Comprehensive Loss reflects the operating results of NewCom through the period of majority ownership. The balance sheet as of February 28, 1999 reflects the Company's investment on an equity basis of accounting. Prior to the reduction in ownership interest in February 1999, the Company owned 57.9% of NewCom. In consolidation, all significant intercompany balances and transactions have been eliminated.

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

     Long-Term Investments

     The Company accounts for all investments where it holds less than a 20% voting interest, and cannot exercise significant influence, where the fair market value of those securities are not readily determinable, under the cost basis. Investments in voting interests between 20% and 50%, where the company can exercise significant influence are accounted for under the equity method of accounting, and investments greater than 50% are generally consolidated for purposes of financial reporting. As the Company does not hold a sufficient interest in its investments to exercise significant influence, and the fair market value of the investments are not readily determinable, these investments have been accounted for under the cost method.

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
                                                            ===========                ==========

     The above investments consist solely of common stock and constitute approximately 4.2% of the outstanding shares of Aquajet Corporation and approximately 2.7% of the outstanding shares of Alaris Industries, Inc.

     The Company maintains an investment in Aquajet, Inc., a development stage company that is in the process of developing and marketing its water recreation vehicle. Aquajet has been involved in raising financing for the past several years in order to exploit their business plan. In relation to this Aquajet has been marginally successful and has developed a strong marketing and potential customer base, but to date has been unable to generate sufficient sales to fund its operations. The company expects to realize its asset through the eventual public offering or acquisition of Aquajet. However, that exit is not believed to be likely in the near future. Our estimated realization of the asset is approximately three years from the date of the financial statements. Due to this, we have recorded a reserve of $240,000 to account for the time value of money at an implicit rate of 10% for the three-year period.

(5)  Joint Ventures and Other Agreements

     (a)  Malaysian Joint Venture

          In 1993, the Company entered into an agreement with Burlington Technopole SDN. BHD., a Malaysian corporation (Burlington), for the formation of a joint venture to manufacture and sell speakers using Aura's proprietary technology. In Fiscal 1999, the joint venture was terminated and a total of $1,064,911 in joint venture losses and write-offs were recorded during Fiscal 1999.

     (b)  Aura-Dewan Joint Venture

          In 1995, the Company entered into an agreement with K&K Enterprises of India ("K&K") for the formation of a joint venture to manufacture and sell speakers using Aura's proprietary technology. In 1995, the Company also entered into an agreement with K&K for the formation of a joint venture to manufacture Aura's Bass ShakerTM. In Fiscal 1999, the joint venture was terminated and a total of $534,911 in joint venture losses and write-offs were recorded during Fiscal 1999. In Fiscal 2000, the Company's remaining investment in property of the joint venture was disposed of and certain claims and liabilities were satisfied. A loss on disposal of assets, in the amount of $800,000, was recorded in Fiscal 2000. The $800,000 loss is included in other income and expense on the statement of operations and is more fully detailed in Footnote 18 where it is included in the gain or loss on disposal of assets.

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

     (d)  Eric Joint Venture

          In 1997, the Company entered into an agreement with the European Group to form a joint venture for sales, marketing and further development of motion base simulators using the Company's proprietary technology. In Fiscal 1999, as a result of its financial crisis the Company ceased its commitment to continue to develop improvements to the Company's motion base simulator technology. The parties agreed to terminate the joint venture and $3,856,091 was written-off to loss in joint ventures in Fiscal 1999.

     (e)  Microbell Joint Venture

          In 1995, the Company entered into an agreement with Microbell to form a joint venture to further develop and commercialize patented and proprietary technology developed by Microbell. In Fiscal 1999, due to Aura's inability to continue to fund the joint venture as required, the joint venture was terminated and $635,902 was written-off to loss in joint ventures.

          The losses noted above are included in other income and expense on the statement of operations as more fully detailed in Note 18 to the financial statements.

(6)  Related Party Transactions

     Notes and advances due (to) from related parties, aggregated $(6,188) and $31,455 at February 28, 2001 and February 29, 2000, respectively, included in current receivables.

(7)  Inventories

     Inventories, stated at the lower of cost (first-in, first-out) or market, consist of the following:

                                                                       2001                  2000
                                                                       ----                  ----
         Raw materials                                             $3,516,826            $4,205,828
         Finished goods                                             6,530,977             7,310,335
         Reserve for potential product obsolescence                  (291,404)             (326,936)
                                                               ---------------       ---------------
                                                                   $9,756,399           $11,189,227
                                                               ==============        ==============

     At February 28, 2001, inventories consist primarily of components and completed units for the Company's AuraGen product.

(8)  Property and Equipment

     Property and Equipment, at cost is comprised as follows:

                                                                          2001                2000
                                                                          ----                ----
         Land                                                        $  3,187,997          $  3,187,997
         Buildings                                                      8,708,796             8,708,796
         Machinery and equipment                                       26,840,274            27,755,903
         Furniture, fixtures and leasehold improvements                 2,551,944             2,566,721
                                                                     ------------          ------------
                                                                      $41,289,011           $42,219,417
                                                                       ==========           ===========

(9)  Notes Payable and Other Liabilities

     Notes Payable and Other Liabilities consist of the following:

                                             2001              2000
                                             ----              ----
Litigation payable                         $2,597,900    $    2,351,521
Line of credit (a)                          1,984,000         2,584,000
Notes payable-equipment (b)                    26,093            31,353
Notes payable-buildings (c)                 5,248,205         5,535,693
Unsecured notes payable (d)                 7,843,321        10,178,376
Trade debt (e)                              7,960,027        10,961,151
Secured notes payable (f)                  12,825,562        15,309,622
                                           ----------        ----------
                                           38,485,108        46,951,716
Less: current portion                      14,300,594         9,899,531
                                       --------------    --------------
Long term portion                          24,184,514        37,052,185
Reserve for environmental cleanup                  --           554,510
                                          -----------       -----------
                                          $24,184,514    $   37,606,695
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

     (d) Unsecured notes payable consists of two notes at February 28, 2001 and four notes at February 29, 2000 all bearing interest at a rate of 8%. Included in unsecured notes payable is an accrued estimated liability of $5,500,000 to Deutsche Financial Services as a result of a written guarantee of NewCom debt. At February 28, 2001, this amount is classified as a current liability and is included in Notes Payable on the balance sheet as a result of a settlement reached with DFS subsequent to the end of the Fiscal year. The settlement called for the issuance of 10,000,000 shares of Aura common stock valued at $4,000,000 and the payment of $350,000 in cash. This settlement will result in a gain on the settlement of the estimated recorded liability of $1,150,000, which will be recorded in the first quarter of Fiscal 2002.

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

          The reserve for environmental cleanup included at February 2000 was associated with the ceramics facility. This liability was assumed by the purchaser of the assets of the ceramics facility and is no longer a recorded liability as of February 2001.

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

(10) Accrued Expenses

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

(11) Income Taxes

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

(12) Common Stock, Stock Options and Warrants

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

     A summary of activity in the directors stock option plan follows:

                                                                     Shares        Exercise Price

         Options outstanding at February 28, 1998                   1,059,578        $  1.44-5.50
                                                                    ---------         -----------

         Expired                                                     (499,578)       $  1.44-5.50
                                                                      --------        -----------
         Options outstanding at February 28,1999                      560,000        $  2.06-4.75

         Expired                                                      (60,000)       $  3.00-4.75
                                                                      --------        -----------
         Options outstanding at February 29, 2000                     500,000        $  2.06-2.30
                                                                      -------           ---------

         Options Outstanding at February 28, 2001                     500,000        $  2.06-2.30
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

(13) Employee Stock Plans

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

(14) Leases

     At February 28, 2001, the Company has no long term operating leases. Rental expense charged to operations approximated $.1 million, $.9 million, and $1.8 million in Fiscal 2001, 2000 and 1999, respectively.

(15) Significant Customers

     The Company sold its AuraGen product to six significant customers during Fiscal 2001 for a total of approximately $1.35 million or 53.8% of net revenues. Five of these companies are Stewart & Stevenson Services entities and account for approximately $1.0 million or 40% of net revenues with Americas Body Company accounting for an additional 13.6% or approximately $340,000 of net revenues.

     The Company sold ceramics related products to Honeywell, Inc. during Fiscal 2000 for a total of approximately $2.1 million or 36.3% of net revenues.

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

     NewCom Related Litigation


     Deutsche Financial Services v. Aura (Settled March 2001)

     In June 1999, a lawsuit naming Aura was filed in the United States District Court for the Central District of California, Deutsche Financial Services ("DFS") vs. Aura (Case No. 99-03551 GHK (BQRx)). The complaint followed DFS' termination of its credit facility with NewCom of $11,000,000 and seizure of substantially all of NewCom's collateral in April 1999. It alleged, among other things, that Aura was liable to DFS for NewCom's indebtedness under the secured credit facility purportedly guaranteed by Aura in 1996, well prior to the NewCom initial public offering of September 1997. Aura responded, denying DFS' claims and asserted in its defense, among other things, that the guarantee, if any, was discharged. In addition, Aura through its counsel, asserted cross-claims for, among other things, tortuous lender liability, alleging that DFS wrongfully terminated the NewCom credit facility, wrongfully seized the NewCom collateral and wrongfully foreclosed upon NewCom collateral, acting in a commercially unreasonably manner. A panel of three arbitrators had been selected and appointed by the American Arbitration Association, with the Company expecting a hearing on the matter sometime in the first half of 2001. The Company believed it had meritorious defenses and cross-claims.

     The company entered into a definitive Settlement and Mutual Release Agreement effective March 12, 2001 (the "Settlement") providing for the settlement of litigation. Under the terms of the Settlement DFS will receive cash payments totaling $350,000 and 10,000,000 shares of Aura's common stock in exchange for mutual releases. DFS may not sell more than 5,000,000 shares per year during the first two years following the settlement, may not sell any shares for the first 120 days following the settlement, and may not sell more than 50,000 shares in a single day. Aura will retain the right to repurchase unsold shares under certain conditions for a period of two years. During the first and second years following the Settlement, Aura may repurchase unsold shares in the possession of DFS at a price of $.80 per share in the first year and $1.00 per share in the second year. As part of the Settlement, DFS will assign to Aura its security interest in assets pledged by NewCom, Inc. to DFS to secure NewCom's indebtedness. Aura believes that DFS has already foreclosed upon all known assets, claims, or entitlements, which include inventory and receivables. Going forward, funds received by DFS, if any, with respect to the assets of NewCom, less costs and expenses incurred, will be held in trust by DFS for Aura. Aura may also prosecute or pursue a NewCom claim, asset or entitlement, which is subject to DFS' lien. Aura's receipt of any funds is conditioned upon the bid price of Aura Common Stock reaching $0.80 per share on ten business days during the first year or $1.00 per share during the second year. To the extent Aura recovers any funds, it will hold it in trust for DFS until the bid price of Aura reaches the above levels, respectively, or until the 730th day following the execution date of the Settlement, when Aura must then pay any recovered funds to DFS if the minimum bid prices set forth above have not been met.

     Morganstein v. Aura (Settled October 1999)

     On April 28, 1997, a lawsuit naming Aura, certain of its directors and officers, and the Company's independent accounting firm was filed in the United States District Court for the Central District of California, Morganstein v. Aura Systems, Inc., et. al. (Case No. CV 97-3103), before the Honorable Steven Wilson. A follow-on complaint, Ratner v. Aura Systems, Inc., et. al. (Case No. CV 97-3944), was also filed and later consolidated with the Morganstein complaint. The consolidated amended complaint purported to be a securities class action on behalf of all persons who purchased common stock of Aura during the period from January 18, 1995 to April 25, 1997, inclusive. The complaint alleged that as a result of false and misleading information disseminated by the defendants, the market price of Aura's common stock was artificially inflated during the Class Period. The complaint contained allegations which asserted that the company violated federal securities laws by selling Aura Common stock at discounts to the prevailing U.S. market price under Regulation S without informing Aura's shareholders or the public at large.

     In June 1998, the Court entered an order staying further discovery in order to facilitate completion of settlement discussions between the parties. On October 12, 1998, the parties entered into a stipulation for settlement of all claims, subject to approval by the Court. Under the stipulation for settlement Aura agreed to pay $4.5 million in cash or stock, at Aura's option, plus 3.5 million warrants at an exercise price of $2.25. In addition, Aura's insurance carrier agreed to pay $10.5 million. The settlement was finally approved by the Court in October 1999 and was thereafter amended in December 1999 to allow Aura to defer payment of the settlement amount until April 2000 in exchange for an additional 2 million shares of Aura Common Stock, subject to certain adjustments. The deferral resulted from the limitation on the number of shares authorized. The final distribution of stock and warrants to class members occurred in June 2000.


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

     Securities and Exchange Commission Settlement

     In October 1996, the Securities and Exchange Commission ("Commission") issued an order (Securities Act Release No. 7352) instituting an administrative proceeding against Aura Systems, Zvi Kurtzman, and an Aura former officer. The proceeding was settled on consent of all the parties, without admitting or denying any of the Commission's findings. In its order, the Commission found that Aura and the others violated the reporting, record keeping and anti-fraud provisions of the securities laws in 1993 and 1994 in connection with its reporting on two transactions in reports previously filed with the Commission. The Commission's order directs that each party cease and desist from committing or causing any future violation of these provisions.

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

     Long and Short Term Debt: The fair values of debt instruments are estimated based on quoted market prices or, where quoted prices are not available, estimated based upon borrowing rates for similar debt instruments or on estimated prices based on current yields for debt issues of similar quality and terms. The Company does not have any unused borrowing capacity and is therefore unable to determine an applicable incremental borrowing rate. As a result, a fair market value for the debt, other than carrying value, is not determinable.

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

(18) Other (Income) and Expenses

     Other (income) and expenses consist of:

                                                           2001                  2000                  1999
                                                           ----                  ----                  ----

            Class action settlements                    $          --         $          --         $   5,200,000
            Equity in losses of unconsolidated
                 joint ventures                                    --                    --             6,268,384
            (Gain) loss on disposal of assets              (1,756,746)               93,638               925,525
            Loss on disposal of investment                         --                    --             4,877,839
            Other income                                     (446,399)           (1,454,641)             (906,921)
            Interest expense                                2,263,916             4,476,690            11,679,701
                                                        -------------             ---------            ----------
                                                        $      60,771         $   3,115,687         $  28,044,528
                                                         ============             =========          ============

(19) Segment Reporting

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

                                      Aura               NewCom             AuraSound          Consolidated
Net Revenues*                                        (in thousands)
                 2001            $       2,513        $           --      $           --      $         2,513
                 2000            $       5,788        $           --      $           --      $         5,788
                 1999            $       6,830        $       46,820      $           --      $        53,650

Loss from Operations
                 2001            $     (20,869)       $           --      $           --      $       (20,869)
                 2000            $     (18,510)       $           --      $           --      $       (18,510)
                 1999            $     (54,396)       $      (94,357)     $           --      $      (148,753)

Identifiable Assets
                 2001            $      45,278        $           --      $           --      $        45,278
                 2000            $      56,122        $           --      $           --      $        56,122
                 1999            $      63,754        $           --      $       26,389      $        90,143

Depreciation and Amortization
                 2001            $       7,620        $           --      $           --      $         7,620
                 2000            $       6,854        $           --                  --      $         6,854
                 1999            $       7,375        $        1,511      $        4,099      $        12,985

Capital Expenditures
                 2001            $         244        $           --      $           --      $           244
                 2000            $          16        $           --      $           --      $            16
                 1999            $       2,450        $          161      $        1,443      $         4,054

Number of operating locations at year-end (unaudited)
                 2001                  1                   --                  --                   1
                 2000                  2                   --                  --                   2
                 1999                  2                    2                   5                   9

* Includes revenue from external customers for all groups of products and services in each segment reported. Products and services sold by each segment are generally similar in nature; also it is impracticable to disclose revenues by product.

Segment Reporting
Net Revenue from customer geographical segments are as follows (in thousands):

                                            2001                         2000                       1999
                                            ----                         ----                       ----
U.S.                                  $  2,464        98.1%     $    5,757        99.4%      $ 51,879        96.7%
Canada                                      31         1.2              10          .2            189         0.4
Latin America                               --          --              --         --             109         0.2
Europe                                      --          --              --         --           1,343         2.5
Asia                                        18         0.7              21         0.4            130         0.2
                                        ------      --------       -------     --------     ---------       -----
                                      $  2,513       100.00%       $ 5,788       100.00%     $ 53,650       100.00%
                                      ========       =======       =======      =======      ========       ======

     All of the Company's operating long-lived assets are located in the United States

(20) Discontinued Operations

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

(21) Recently issued accounting pronouncements

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

     In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," (an Interpretation of Accounting Principles Board Opinion No. 25 ("APB 25")) ("FIN 44"). FIN 44 provides guidance on the application of APB 25, particularly as it relates to options. The effective date of FIN 44 is July 1, 2000, and the Company has adopted FIN 44 as of that date. The Company does not expect the adoption of FIN 44 to have a material impact on its financial condition or results of operations.

(22) Subsequent Events

     Effective March 12, 2001, we entered into a definitive Settlement and Mutual Release Agreement with Deutche Financial Services ("DFS"). Under the terms of the settlement Aura will pay to DFS $350,000 and 10,000,000 shares of Aura's common stock in exchange for mutual releases (see also note 16).

(23) Extinguishment of Debt

     At the start of Fiscal 2000, the Company had $38,481,782 in convertible notes payable, of which most were in default. During the current year the Company restructured much of its convertible notes payable obligation through debt forgiveness and equity conversion. With the debt restructure, $11,009,102 of convertible notes was converted into 71,054,445 shares of the Company's common stock, of which 2,520,000 shares are not reflected as outstanding as of February 29, 2000. The Company also redeemed $430,000 of convertible notes, and $12,535,898 in convertible notes and $5,850,168 in accrued interest were forgiven. The balance of these notes became non convertible and are included in secured notes payable for the year ended February 29, 2000, as detailed in footnote 10. A majority of the restructure was accomplished by a single unrelated party acquiring $21,345,000 of the convertible notes payable and subsequently converting $9,224,102 into 65,034,445 shares of the Company's common stock and debt forgiveness of $12,120,898. In addition, $682,852 in accounts payable and accrued expenses was also forgiven. Total debt forgiveness of $19,068,918 is reflected as an extraordinary item in the accompanying consolidated financial statements and resulted in extraordinary income per share of $0.15.

(24) Selected Quarterly Financial Data (unaudited)

     (amounts in thousands, except per share data)

                                                                          2001

                                        First           Second           Third            Fourth          Full Year
                                        -----           ------           -----            ------          ---------
Net Revenues:                           $ 382           $ 387             $ 502          $ 1,242          $ 2,513
                                        =====           =====             =====          =======          =======

Gross Profit:
  As reported on Form 10Q             $(2,133)        $(2,169)          $(1,881)           $ 679          $(5,504)
  Adjustment                            2,319           2,347             2,134             ----            6,800
                                        -----           -----             -----       ---   ----            -----
  Adjusted Report                       $ 186           $ 178             $ 253            $ 679          $ 1,296
                                        =====           =====             =====            =====          =======

Net loss                              $(2,610)        $(6,726)          $(4,653)         $(6,941)        $(20,930)
                                      ========        ========          ========         ========        =========
Net loss per Common Share               $(.01)          $(.03)            $(.02)           $(.02)           $(.08)
                                        ======          ======            ======           ======           ======



                                                                          2000

                                        First           Second           Third             Fourth         Full Year
                                        -----           ------           -----             ------         ---------
 Net Revenues:
  As reported on Form 10Q             $ 2,581         $ 2,644           $ 1,090              $893        $ 7,208
 Impact of discontinued operations     (1,165)           (255)             ----              ----         (1,420)
                                    -- -------      ---- -----      ---    ----       --     ----       - -------
  Adjusted report                     $ 1,416         $ 2,389           $ 1,090              $893        $ 5,788
                                      =======         =======           =======              ====        =======

 Gross Profit:
 As reported on Form 10Q              $(2,065)          $(978)          $(1,952)             $335        $(4,660)
 Impact of discontinued                 1,620              21              ----              ----          1,641
    operations
 Adjustment                             1,657           2,492             2,700              ----          6,849
                                    --- -----       --- -----       ---   -----       --     ----       --------
 Adjusted report                      $ 1,212         $ 1,535             $ 748              $335        $ 3,830
                                      =======         =======             =====              ====        =======

 Loss before extraordinary item       $(5,487)        $(5,899)          $(4,190)         $(13,325)      $(28,901)
                                      ========        ========          ========         =========      =========
 Income from extraordinary item          ----            ----              ----          $ 19,069       $ 19,069
                                    ==== ====       ==== ====       ====   ====          ========       ========

 Net income (loss)                    $(5,487)        $(5,899)          $(4,190)          $ 5,744       $ (9,832)
                                      ========        ========          ========          =======       =========
 Net income (loss) per                  $(.05)          $(.06)            $(.04)             $.07          $(.08)
                                        ======          ======            ======      ===    ====          ======
   Common share



Adjustment

In Fiscal 2001, the Company reclassified certain costs that had been characterized as overhead costs and included in cost of sales. These items are primarily engineering and facility related and have now been classified as engineering expenses in the operating expense category. This has been done to more accurately reflect the actual cost of the product sold and provide a gross profit presentation based on the sale of product itself. This has resulted in a change in the reported gross margins for Fiscal 1999 and 2000 from a negative 143.1% and a negative 131.9% to a negative 55.3% and a positive 66.2%, respectively.

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

                        Valuation and Qualifying Accounts

     Years ended February 28, 2001, February 29, 2000 and February 28, 1999


                                     Balance at      Charged to       Charged to                        Balance at
                                     beginning of    costs and          other                             end
                                       period         expenses         Accounts1      Deductions        of period
                                     -----------------------------------------------------------------------------------

Allowances  are  deducted  from  the
assets to which they apply

Year ended February 28, 2001:
Allowance for:
    Uncollectible Accounts               $7,673,217  $    1,339,696    $          --       $8,852,913    $    160,000
    Reserve for returns                          --              --               --               --              --
    Reserve for potential product
    obsolescence                            326,936              --               --           35,532         291,404
                                         ----------         -------       ----------      -----------    --   -------
                                         $8,000,153      $1,339,696      $        --      $ 8,888,445    $    451,404
                                          =========       =========      ===========      ===========    ============

Year ended February 29, 2000:
Allowance for:
    Uncollectible Accounts             $  8,149,551   $     456,233   $            --     $   932,567      $7,673,217
    Reserve for returns                     121,474         359,488                --         480,962              --
    Reserve  for  potential  product
    obsolescence                          7,876,000          82,913                --       7,631,977         326,936
                                          ---------        --------      ------------       ---------      ----------
                                        $16,147,025   $     898,634   $            --      $9,045,506      $8,000,153
                                         ==========         =======   ===============      ==========       =========

Year ended February 28, 1999:
Allowance for:
    Uncollectible Accounts             $  5,431,525     $13,314,320      $10,000,000      $20,596,294    $  8,149,551
    Reserve for returns                     569,605      24,741,084               --       25,189,215         121,474
    Reserve  for  potential  product
    obsolescence                          4,535,000      15,906,337               --       12,565,337       7,876,000
                                          ---------      ----------     ------------       ----------       ---------
                                        $10,536,130     $53,961,741      $10,000,000      $58,350,846     $16,147,025
                                         ==========      ==========       ==========      ===========      ==========



1 Amounts charged to other accounts include amounts charged to price protection and rebates in Fiscal 1999.