Form 10-Q
period 2001-08-31
AURA SYSTEMS INC
filed 2001-10-15
CIK 826253

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended August 31, 2001             Commission File Number 0-17249

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


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                       Outstanding at October 12, 2001
                  -----                       -------------------------------

         Common Stock, par value                    334,340,109 Shares
             $.005 per share

                       AURA SYSTEMS, INC. AND SUBSIDIARIES

                                      INDEX



                                                                                                      Page No.

PART I.       FINANCIAL INFORMATION

         ITEM 1.     Financial Statements

                     Statement Regarding Financial Information                                            2

                     Condensed Consolidated Balance Sheets as of August 31, 2001                          3
                     and February 28, 2001

                     Condensed Consolidated Statement of Operations for the Three Months and Six          4
                     Months Ended August 31, 2001 and 2000

                     Condensed Consolidated Statements of Cash Flows for the Six Months Ended             5
                     August 31, 2001 and 2000

                     Notes to Condensed Consolidated Financial Statements                                 6

         ITEM 2.     Management's Discussion and Analysis of Financial Condition and Results of           8
                     Operations


PART II. OTHER INFORMATION

         ITEM 1.      Legal Proceedings                                                                   11

         ITEM 2.      Changes in Securities                                                               11

         ITEM 4.      Submission of Matters to a Vote of Security Holders                                 11

         ITEM 6.      Exhibits and Reports on Form 8-K                                                    12

SIGNATURES                                                                                                13

                       AURA SYSTEMS, INC. AND SUBSIDIARIES

                          QUARTER ENDED AUGUST 31, 2001

                          PART I. FINANCIAL INFORMATION




The financial statements included herein have been prepared by Aura Systems, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). As contemplated by the SEC under Rule 10-01 of Regulation S-X, the accompanying financial statements and footnotes have been condensed and therefore do not contain all disclosures required by generally accepted accounting principles. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K/A for the year ended February 28, 2001 as filed with the SEC (file number 0-17249).


                       AURA SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

Assets                                                                          August 31,              February 28,
------
                                                                                   2001                    2001*
                                                                                   ----                    -----

Current assets:
Cash and equivalents                                                          $       169,122              $1,265,912
Receivables-net                                                                     1,409,721               1,062,041
Inventories-net                                                                    10,358,989               9,756,399
Notes receivable                                                                    1,412,196               1,405,857
Other current assets                                                                  687,463                 452,940
                                                                              ---------------            ------------

       Total current assets                                                        14,037,491              13,943,149
                                                                                -------------              ----------

Property and equipment, at cost                                                    39,977,231              41,289,011
Less accumulated depreciation
     and amortization                                                             (22,250,689)            (20,966,852)
                                                                              ----------------            ------------

Net property and equipment                                                         17,726,542              20,322,159

Long term investments                                                               1,883,835               1,883,835
Long term receivables                                                               2,433,425               2,516,139
Patents and trademarks- net                                                         3,216,097               3,370,263
Other assets                                                                        3,237,950               3,242,498
                                                                                 ------------              ----------
      Total                                                                      $ 42,535,340             $45,278,043
                                                                                 ============             ===========

Liabilities and Stockholder's Equity

Current liabilities:
Notes payable                                                                 $     6,865,985             $14,300,594
Accounts payable                                                                    3,764,351               3,463,146
Accrued expenses                                                                    1,898,379               1,284,754
                                                                                  -----------             -----------

Total current liabilities                                                          12,528,715              19,048,494
                                                                                   ----------              ----------

Notes payable and other liabilities                                                22,378,288              24,184,514

COMMITMENTS AND CONTINGENCIES
Stockholders' equity
    Common  stock par value  $.005  per share and  additional  paid in
    capital.   Issued  and  outstanding  326,068,001  and  291,089,582
    shares respectively.                                                          278,511,675             264,787,864
    Accumulated deficit                                                          (270,883,338)           (262,742,829)
                                                                                 -------------          -------------

       Total stockholders' equity                                                   7,628,337               2,045,035
                                                                               --------------            ------------
       Total                                                                     $ 42,535,340            $ 45,278,043
                                                                                 ============            ============

     See accompanying notes to condensed consolidated financial statements.

*Amounts at February 28, 2001 have been derived from audited financial statements.




                       AURA SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               THREE AND SIX MONTHS ENDED AUGUST 31, 2001 AND 2000
                                   (Unaudited)


                                                            Three Months                            Six Months

                                                             2001               2000               2001              2000
                                                             ----               ----               ----              ----

Net Revenues                                             $ 863,273          $ 386,885        $ 3,737,842           $ 768,406

     Cost of goods                                         313,174            217,162          1,753,797             519,483
                                                           -------            -------          ---------             -------

Gross Profit                                               550,099            169,723          1,984,045             248,923

Expenses

     Engineering expenses                                2,251,713          2,249,651          4,552,998           4,550,936
     Selling, general and administrative                 3,307,802          4,676,896          5,562,263           6,748,012
     Research and development                              239,403             53,903            511,209              85,951
                                                        ----------        -----------       ------------         -----------

     Total costs and expenses                            5,798,918          6,980,450         10,626,470          11,384,899
                                                         ---------          ---------         ----------          ----------

 Loss from operations                                   (5,248,819)        (6,810,727)        (8,642,425)        (11,135,976)

Other (income) and expense

     (Gain) loss on disposition of assets                        -                  -           (399,189)         (1,756,746)
     Other (income)                                        (44,250)          (891,227)          (188,502)         (1,454,628)
     Legal settlements                                     400,000            309,811           (750,000)            352,962
     Interest expense-net                                  430,242            497,009            835,775           1,059,022
                                                        ----------         ----------          ---------           ---------

Net loss                                               $(6,034,811)       $(6,726,320)       $(8,140,509)        $(9,336,586)
                                                       ============       ============       ============        ============

Net loss per common
share-basic                                          $         (.02)    $         (.03)    $         (.03)    $         (.04)
                                                      ==============     ==============     ==============     ==============

Weighted average shares used to
compute net loss  per share                            320,872,132        250,037,915        310,736,279         243,572,557
                                                       ===========      =============      =============      ==============

     See accompanying notes to condensed consolidated financial statements.


                       AURA SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED AUGUST 31, 2001 AND 2000
                                   (Unaudited)

                                                                             2001                     2000
                                                                             ----                     ----

Net cash used in operations                                                $(6,104,484)              $(5,820,796)
                                                                           ------------              ------------

Cash flows from investing activities:

Proceeds from sale of assets                                                   399,189                    64,311
Additions to property and equipment                                           (188,219)                   (5,918)
Note receivable                                                                 76,375                 1,261,395
                                                                       ---------------              ------------

Net cash provided by investing activities                                      287,345                 1,319,788
                                                                          ------------              ------------

Cash flows from financing activities:

Repayment on line of credit                                                 (1,984,000)                 (200,000)
Repayment of debt                                                           (2,274,083)               (1,154,138)
Net proceeds from sale of stock                                              8,951,432                 6,153,600
Proceeds from exercise of warrants                                              27,000                         -
                                                                       ---------------                 ---------

Net cash provided by financing activities:                                   4,720,349                 4,799,462
                                                                          ------------                 ---------

Net increase (decrease) in cash                                             (1,096,790)                  298,454

Cash and cash equivalents at beginning of period                             1,265,912                   260,437
                                                                          ------------                ----------

Cash and cash equivalents at end of period                                   $ 169,122                 $ 558,891
                                                                             =========                 =========

Supplemental  disclosures of cash flow  information  Cash paid during the period for:
              Interest                                                       $ 885,033                 $ 997,108
              Income Tax                                                             0                         0
                                                                           ===========                 =========

     Supplemental disclosure of noncash investing and financing activities:

In the six months ended August 31, 2001, $413,009 of notes payable and accrued interest were converted into 750,927 shares of the Company's common stock. The Company also issued 10,765,220 shares of its common stock to satisfy liabilities in the amount of $4,219,401. In the six months ended August 31, 2001, a settlement was reached resolving a dispute requiring payments totaling $400,000 over a period of 40 months. As of August 31, 2001, an initial payment of $10,000 has been made, which is included above, with the next payment due upon signing of final documents. In the six months ended August 31, 2000, $1,125,000 of notes payable plus accrued interest of $10,603 was converted into 3,542,411 shares of the Company's common stock. The Company also issued 3,246,724 shares of its common stock to satisfy liabilities in the amount of $990,012. Effective March 1, 2000, the Company sold the assets of its Ceramics subsidiary for $3.5 million in the form of a note receivable of $2.5 million, a cash down payment of $64,311, included above, and the payment of $800,000 to third parties in satisfaction of liabilities and an additional $100,000 payment on June 1, 2000.

     See accompanying notes to condensed consolidated financial statements.

                               AURA SYSTEMS, INC.
                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                   (Unaudited)

1)   Basis of Presentation

     The condensed consolidated financial statements include the accounts of Aura Systems, Inc. ("the Company") and subsidiaries from the effective dates of acquisition. All material inter-company balances and inter-company transactions have been eliminated. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) and reclassifications for comparability necessary to present fairly the financial position of Aura Systems, Inc. at August 31, 2001 and the results of its operations for the three and six months ended August 31, 2001 and 2000.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

     In connection with the audit for the year ended February 28, 2001, we received a report from our independent certified public accountants that includes an explanatory paragraph describing uncertainty in our ability to continue as a going concern. Our consolidated financial statements included herein contemplate our ability to continue and as such do not include any adjustments that might result from this uncertainty.

2)   Capital

     In the six months ended August 31, 2001, common stock outstanding increased by a total of 34,978,419 shares as follows: 22,596,327 shares were sold for gross proceeds of $9,139,312, an additional 776,623 shares were issued as finders fees for private placements, warrants were exercised for 100,000 shares resulting in proceeds of $27,000, 10,754,542 shares were issued to satisfy liabilities in the amount of $4,219,401 and 750,927 shares were issued upon conversion of $413,009 of notes payable and accrued interest.

3)   Inventories

     Inventories, stated at the lower of cost (first in, first out) or market, consist of the following:

                                                   August 31,       February 28,
                                                       2001               2001
                                                       ----               ----

Raw materials                                    $ 3,272,725       $  3,516,826
Finished goods                                     7,377,668          6,530,977
Reserved for potential product obsolescence         (291,404)          (291,404)
                                              --------------     --------------
                                                $ 10,358,989       $  9,756,399
                                                ============        ============

     Inventories consist primarily of components and completed units for the Company's AuraGen product. The reserve for potential product obsolescence consists solely of parts for the Company's actuator products.

     Significant Customers

     In the six months ended August 31, 2001, the Company sold AuraGen related products to five significant customers for a total of approximately $3.3 million or 89% of net revenues. None of these customers are related to or affiliated with the Company.


4)   Contingencies

     The Company is engaged in various legal actions. See the Company's Form 10-K/A, Item 3 - Legal Proceedings, for the year ended February 28, 2001 as filed with the SEC (file number 0-17249) for a description of the legal actions. To the extent that judgment has been rendered, appropriate provision has been made in the financial statements.

     Excalibur v. Aura (Settled)

     On November 12, 1999, a lawsuit was filed by three investors against Aura and others, in Los Angeles Superior Court entitled Excalibur Limited Partnership
v. Aura Systems, Inc. (Case No. BC220054), arising out of two NewCom, Inc. financings consummated in December 1998. The NewCom financings comprised (1) a $3 million investment into NewCom in exchange for NewCom Common Stock, Warrants for NewCom Common Stock, and certain "Repricing Rights" which entitled the investors to receive additional shares under certain circumstances, and (2) a loan to NewCom of $1 million in exchange for a Promissory Note and Warrants to purchase NewCom Common Stock. The Plaintiffs alleged in their complaint that Aura breached its agreements and sought damages of not less than $4.5 million. Aura alleged cross-claims against the Plaintiffs, contending that Plaintiffs violated their contractual obligations to Aura by engaging in unlawful "short sales" of NewCom stock. Aura also asserted claims against Plaintiffs for damages based on alleged breaches of Plaintiffs' contractual obligations to Aura and on Plaintiffs' alleged misrepresentations to Aura.

     On October 2, 2001, the parties entered into a General Release and Settlement Agreement ("Settlement"), finally resolving the entire matter. As part of the Settlement, Aura received $2,000,000. The Plaintiffs received repricing shares sought as part of its underlying contract claims.

     Kerry Morgan, et. al. vs. NewCom, Inc. (Settled)

     In December 1999, a lawsuit was filed against NewCom, Inc. which, as currently amended also includes Aura Systems, Inc., Steven Veen, Sultan Khan, Asif Khan and Zvi Kurtzman, Deutsche Financial Services, Inc., Best Buy Co.,
Inc., Circuit City Stores, Inc. a/k/a Compusa, the Computer Super Store, and Staples, Inc., in the Circuit Court for the County of Wayne Michigan (Case No. 98-838563 CP). The plaintiff's sixth amended complaint purported to be a class action on behalf of a class alleged to consist of approximately two hundred thousand persons who purchased a NewCom Inc., a/k/a Atlas Peripherals computer product from Best Buy Co., Inc., Circuit City Stores, Inc., Computer City, and/or Staples, Inc. The complaint alleged that plaintiffs did not receive a rebate of between twenty to fifty dollars on NewCom products, as advertised and promoted by the above mass retailer. Plaintiffs further alleged that the mass retailers without any justification, failed to pay NewCom for product received and sold. The lawsuit named Aura primarily on the basis that Aura was the "alter ego" of NewCom and sought unspecified damages against Aura as well as the other defendants. The plaintiffs sought, among other remedies, to recover all or part of the amount that the retailers failed to pay. Circuit City and Deutsche Financial Services filed cross-complaints. No date for trial had been set. In August 2001, based upon discussions of the parties under court supervision, all litigants entered into a settlement Memorandum of Understanding ("Settlement") which limits the total Aura defendants portion to $400,000, payable in monthly installments of $10,000 to the Plaintiffs. The Settlement still requires final approval by the parties and the trial court, which is expected shortly.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     This Report may contain forward-looking statements which involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in such statements. Certain factors could also cause actual results to differ materially from those discussed in such forward-looking statements, including factors discussed in the Company's Form 10-K/A for the period ended February 28, 2001, and factors discussed in this Report.

     Results of Operations

     Revenue for the three and six month periods ended August 31, 2001 increased by $476,388 and $2,969,436 to $863,273 and $3,737,842 from the corresponding periods in the prior year. The increase in revenue is primarily attributable to expansion of the Company's customer base.

     Cost of goods for the three and six months ended August 31, 2001 increased by $96,012 and $1,234,314 in comparison with the corresponding periods in the prior year as a result of the increase in sales discussed above.

     Selling, general and administrative costs decreased for the three and six months by $1,369,094 and $1,185,749 respectively, due primarily to a reduction in legal expenses of approximately $700,000 and a reduction of approximately $200,000 in accounting expenses in the current year periods.

     Included in engineering expenses and selling, general and administrative costs for the three and six months ended August 31, 2001, is depreciation and amortization of $1.48 million and $2.95 million, respectively, as compared to $1.7 million and $3.3 million in the prior year comparable periods.

     Research and development costs for the three and six months ended August 31, 2001 increased by $185,500 and $425,258 as the Company expanded its efforts in developing variations of the 5kW AuraGen, such as the 8.5kW, 10kW, 12.5kW, inverter/charger option and the 8" AuraGen.

     In the six months ended August 31, 2001, the Company recorded a gain of $399,189 on the sale of assets compared to a gain of $1,756,746 which was recorded on the sale of the assets of its ceramics facility in the prior year period.

     Other income for the six months ended August 31, 2001 consists primarily of refunds of prior year legal expenses and prior year NAFTA related refunds. In the prior year period, other income consists primarily of settlement of accounts payable of approximately $1.1 million, reimbursement of prior period legal expenses of approximately $180,000, and insurance claims and refunds of approximately $90,000.

     Legal settlements for the three and six months ended August 31, 2001 were expenses of $400,000 and income of $750,000, respectively, compared to expenses of $309,811 and $352,962 in the prior year like periods. These costs can vary substantially from period to period depending on when settlements are arrived at and the level of ongoing legal activity associated with the litigation that the Company is involved in.

     Net interest expense decreased by $66,767 to $430,242 and $223,247 to $835,775 in the three and six months ended August 31, 2001 as a result of the continued reduction of the Company's debt.

     Liquidity and Capital Resources

     At August 31, 2001, the Company had cash of $169,122 as compared to a cash balance of $1,265,912 at February 28, 2001. Accounts payable and accrued expenses increased by $914,830 from February 28, 2001. Inventories increased by $602,590, and accounts receivable increased by $347,680.

     Cash flows used in operations increased by $283,688 compared to the prior year six months. Working capital was $1,508,776 at August 31, 2001 compared to a negative $5,105,345 at the Fiscal year ended February 28, 2001, with the current ratio improving to 1.12:1 from 0.73:1 at February 28, 2001.

     In the six months ended August 31, 2001, the Company has reduced its debt by approximately $8.65 million through a combination of cash pay downs of approximately $4.25 million and the conversion of debt into equity of approximately $4.4 million.

     In the six months ended August 31, 2001, common stock outstanding increased by a total of 34,978,419 shares as follows: 22,596,327 shares were sold for gross proceeds of $9,139,312, an additional 776,623 shares were issued as finders fees for private placements, warrants were exercised for 100,000 shares resulting in proceeds of $27,000, 10,754,542 shares were issued to satisfy liabilities in the amount of $4,219,401 and 750,927 shares were issued upon conversion of $413,009 of notes payable and accrued interest.

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

     For additional information regarding the Company's financial condition, see the Company's Form 10-K/A, Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended February 28, 2001 as filed with the SEC (file number 0-17249).

     Forward Looking Statements

     The Company wishes to caution readers that important factors, in some cases, have affected, and in the future could affect, the Company's actual results and could cause the Company's actual consolidated results for the third quarter of Fiscal 2002, and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of the Company.

     Such factors include, but are not limited to, the following risks and contingencies: changed business conditions in the industries targeted by the Company and the overall economy; increased marketing and manufacturing competition and accompanying price pressures; inefficiencies, delays and increased depreciation costs in connection with the start of production and expansions.

     Relating to the above are potential difficulties or delays in the development, production, testing and marketing of products, including, but not limited to, a failure to ship new products and technologies when anticipated. Manufacturing economies may fail to develop when planned, products may be defective and/or customers may fail to accept them in the marketplace.

     In addition to the above, risks and contingencies may exist as to the amount and rate of growth in the Company's selling, general and administrative expenses, and the impact of unusual items resulting from the Company's ongoing evaluation of its business strategies, asset valuations and organizational structures. The possibility of a single large system order to the Company could entail fluctuating results from quarter to quarter.

     The effects of, and changes in, trade, monetary and fiscal policies, laws and regulations, other activities of governments, agencies and similar organizations, and social and economic conditions, such as trade restrictions impose yet other constraints on any company statements. The events of September 11, 2001 and advent of a war on terrorism may or may not impact sales in the mobile power business. The cost and other effects of legal and administrative cases and proceedings present another factor which may or may not have an impact.

PART II - OTHER INFORMATION


ITEM 1 Legal Proceedings

     For  information  regarding  pending legal  proceedings,  see Note 5 to the
Company's  Condensed   Consolidated  Financial  Statements  appearing  elsewhere
herein.


ITEM 2 Changes in Securities

     During the six months ended August 31, 2001, the Company conducted a private offering to a group of accredited investors for the sale of 22,596,327 shares of common stock for total gross proceeds of approximately $9.1 million.

     During the six months ended August 31, 2001, the Company issued 776,623 shares of common stock to two persons as finders fees for private placements.

     During the six months ended August 31, 2001, 750,927 shares of stock were issued for the conversion of approximately $413,000 in notes and interest.

     During the six months ended August 31, 2001, the Company issued 10,754,542 shares of common stock in satisfaction of approximately $4.2 million in liabilities.

     During the six months ended August 31, 2001, 100,000 shares of common stock were issued upon exercise of outstanding warrants for total proceeds of $27,000.

     All of the foregoing transactions were exempt from registration pursuant to
Section 4(2) of the Securities Act of 1933 as these offerings were a private placement to a limited number of accredited investors

ITEM 4 Submission of Matters to a Vote of Security Holders

     The Company's 2001 Annual Meeting of Shareholders was held on October 2, 2001. At the annual meeting each of the Company's nominees were elected to serve as directors of the Company. The election results are as follows:

                                                        For                  Withheld               Abstain

            Zvi (Harry) Kurtzman                      223,220,767             23,628,732              729,361

            Stephen A. Talesnick                      246,731,136                 88,363              729,361

            Carl A. Albert                            246,107,715                711,784              729,361

            Harvey Cohen                              245,872,673                946,826              729,361

            Salvador Diaz-Verson, Jr.                 246,032,122                787,377              729,361

            Harry Haisfield                           246,111,275                708,224              729,361

            Neal Meehan                               246,105,732                713,767              729,361

            Norman Reitman                            245,906,085                913,414              729,361

            William Richbourg                         246,115,296                704,203              729,361




ITEM 6 Exhibits and Reports on Form 8-K

     a)   Exhibits:
          None

     b)   Reports On Form 8-K:
          None

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                                 AURA SYSTEMS, INC.
                                  ----------------------------------------------
                                                    (Registrant)





Date:      October 15, 2001          By:    /s/Steven C. Veen
       ---------------------        -------------------------------
                                            Steven C. Veen
                                        Senior Vice President
                                       Chief Financial Officer
                              (Principal Financial and Accounting Officer
                                      and Duly Authorized Officer)