Form 10-Q
period 2001-11-30
AURA SYSTEMS INC
filed 2002-01-15
CIK 826253

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

\For the Quarter Ended November 30, 2001          Commission File Number 0-17249



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

          Class                        Outstanding at January 14, 2002

 Common Stock, par value                     350,410,344 Shares
     $.005 per share

                       AURA SYSTEMS, INC. AND SUBSIDIARIES

                                      INDEX


                                                                                                        Page No.
PART I.      FINANCIAL INFORMATION

         ITEM 1.     Financial Statements

                     Statement Regarding Financial Information                                              2

                     Condensed Consolidated Balance Sheets as of
                     November 30, 2001 and February 28, 2001                                                3

                     Condensed Consolidated Statement of Operations for the Three Months and Nine
                     Months Ended November 30, 2001 and 2000                                                4

                     Condensed Consolidated Statements of Cash Flows for the
                     Nine Months Ended November 30, 2001 and 2000                                           5

                     Notes to Condensed Consolidated Financial Statements                                   6

         ITEM 2.     Management's Discussion and Analysis of Financial Condition and Results of
                     Operations                                                                             8


PART II. OTHER INFORMATION

         ITEM 1.     Legal Proceedings                                                                      11

         ITEM 2.     Changes in Securities                                                                  11

         ITEM 6.     Exhibits and Reports on Form 8-K                                                       11

SIGNATURES                                                                                                  12

                       AURA SYSTEMS, INC. AND SUBSIDIARIES

                         QUARTER ENDED NOVEMBER 30, 2001

                          PART I. FINANCIAL INFORMATION

       The financial statements included herein have been prepared by Aura Systems, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). As contemplated by the SEC under Rule 10-01 of Regulation S-X, the accompanying financial statements and footnotes have been condensed and therefore do not contain all disclosures required by generally accepted accounting principles. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K/A for the year ended February 28, 2001 as filed with the SEC (file number 0-17249) on August 14, 2001.

                       AURA SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                November 30,              February 28,
                                                                                 2001                      2001*
                                                                             -------------            ---------------
ASSETS

Current assets:
     Cash and equivalents                                                     $        33,975               $ 1,265,912
     Receivables-net                                                                  889,518                 1,062,041
     Inventories                                                                   10,780,094                 9,756,399
     Notes receivable                                                               1,415,462                 1,405,857
     Other current assets                                                             571,116                   452,940
                                                                              ---------------           ---------------

Total current assets                                                               13,690,165                13,943,149
                                                                              ---------------           ---------------

     Property and equipment, at cost                                               39,322,465                41,289,011
     Less accumulated depreciation
         and amortization                                                         (23,000,369)              (20,966,852)
                                                                              ----------------          ----------------

Net property and equipment                                                         16,322,096                20,322,159

     Long-term investments                                                          1,883,835                 1,883,835
     Long-term receivables                                                          2,390,814                 2,516,139
     Patents and trademarks- net                                                    3,139,016                 3,370,263
     Other assets                                                                   3,277,327                 3,242,498
                                                                              ---------------           ---------------
       Total                                                                  $    40,703,253           $    45,278,043
                                                                               ==============           ===============

Liabilities and Stockholder's Equity

Current liabilities:
     Notes payable                                                            $     5,545,116           $    14,300,594
     Accounts payable                                                               3,406,978                 3,463,146
     Accrued expenses                                                               1,271,006                 1,284,754
                                                                              ---------------           ---------------

Total current liabilities                                                          10,223,100                19,048,494
                                                                              ---------------              ------------

Notes payable and other liabilities                                                20,866,232                24,184,514
                                                                              ---------------           ---------------

COMMITMENTS AND CONTINGENCIES

Stockholders' equity
   Common stock par value $.005 per share and        additional   paid
in capital. Issued and outstanding  343,402,688     and    291,089,582
shares respectively.                                                              281,591,836               264,787,864
   Accumulated deficit                                                           (271,977,915)             (262,742,829)
                                                                             -----------------          ----------------

       Total stockholders' equity                                                   9,613,921                 2,045,035
                                                                                -------------           ---------------
       Total                                                                     $ 40,703,253           $    45,278,043
                                                                                 ============           ===============

     See accompanying notes to condensed consolidated financial statements.

*Amounts at February 28, 2001 have been derived from audited financial statements


                       AURA SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             THREE AND NINE MONTHS ENDED NOVEMBER 30, 2001 AND 2000
                                   (Unaudited)

                                                                   Three Months                             Nine Months

                                                               2001              2000                 2001                2000
                                                               ----              ----                 ----                ----

Net Revenues                                            $     306,126      $     501,803        $   4,043,968        $   1,270,209

     Cost of goods                                            168,874            224,756            1,922,671              744,239
                                                          -----------        -----------            ---------      ---------------

Gross Profit                                                  137,252            277,047            2,121,297              525,970

Expenses
     Engineering expenses                                   1,727,078          2,157,907            6,280,076            6,708,843
     Selling, general and administrative                    2,113,016          2,307,128            7,675,279            9,055,140
     Research and development                                 168,385            246,384             679,594               332,335
                                                        -------------      -------------    ---      -------        --------------

     Total costs and expenses                               4,008,479          4,711,419           14,634,949           16,096,318
                                                       --------------     --------------    ---    ----------       --------------

Loss from operations                                       (3,871,227)        (4,434,372)         (12,513,652)         (15,570,348)

Other (income) and expense
     (Gain) loss on disposition of assets                      65,823                 --             (333,366)          (1,756,746)
     Other (income) expense                                    69,670           (207,185)            (118,832)            (580,638)
     Legal settlements                                     (2,000,000)           367,872           (2,750,000)             720,834
     Interest expense-net                                     620,045            557,960            1,455,820            1,616,982
                                                     ----------------   ----------------            ---------    -----------------

Loss before extraordinary item                             (2,626,765)        (5,153,019)         (10,767,274)        (15,570,780)

Extraordinary item
     Gain on extinguishment of debt obligations, net
     of income taxes of $0                                 1,532,188             500,000            1,532,188           1,581,175
                                                           ---------             -------            ---------           ---------

Net loss                                              $   (1,094,577)     $   (4,653,019)         $(9,235,086)       $(13,989,605)
                                                       ===============    ===============        =============       =============

Net loss per common share - basic                     $         (.003)       $       (.02)   $            (.03)    $          (.06)
                                                     ===============    =================   ==================    ================

Loss from continuing operations per share            $          (.008)             (.02)            $   (.035)             $(.06)
                                                     =================             =====            ==========   ================

Extraordinary income per share                       $            .005               --     $             .005         $        --
                                                     =================             =====    ==================         ===========

Weighted average shares used
to compute net loss per share - basic                    334,634,968         274,403,680           317,626,223         253,849,598
                                                         ===========         ===========           ===========    ================

     See accompanying notes to condensed consolidated financial statements.


                       AURA SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED NOVEMBER 30, 2001 AND 2000
                                   (Unaudited)


                                                                                2001                        2000
                                                                         ------------------          -----------
      Net cash (used) in operations                                            $(7,038,896)     $         (9,012,671)
                                                                                 -----------               -----------

      Cash flows from investing activities:

           Proceeds from sale of assets                                            399,189                     64,311
           Additions to property and equipment                                    (228,383)                   (17,123)
           Note receivable                                                         115,720                  1,363,551
                                                                           ---------------            ---------------

           Net cash provided by (used) in investing
               activities                                                          286,526                  1,410,739

      Cash flows from financing activities:

           Repayment on line of credit                                          (1,984,000)                  (400,000)
           Repayment of debt                                                     (3,182,655)               (1,718,977)
           Net proceeds from sale of stock                                       10,659,313                 9,884,315
           Proceeds from exercise of stock options                                      775                         --
           Proceeds from exercise of warrants                                        27,000                         --
                                                                                 ---- ------           ----------------

           Net cash provided  (used) by financing
             activities:                                                          5,520,433                  7,765,338
                                                                                  ---------                  ---------

      Net increase (decrease) in cash and cash equivalents
                                                                                 (1,231,937)                   163,406

      Cash and cash equivalents at beginning of year                              1,265,912                    260,437
                                                                            ---------------            ---------------

      Cash and cash equivalents at end of period                           $         33,975           $        423,843
                                                                            ===============            ===============

      Supplemental  disclosures  of cash flow  information
             Cash paid during the period for:
                    Interest                                                     $1,422,542           $      1,519,221
                    Income Tax                                                            0                          0
                                                                             ==============             ==============


Supplemental disclosure of noncash investing and financing activities:

     In the nine months ended November 30, 2001, $413,009 of notes payable and accrued interest were converted into 750,927 shares of the Company's common stock. The Company also issued 14,868,866 shares of common stock to satisfy liabilities in the amount of $5,778,786. In the nine months ended November 30, 2000, $2,363,019 of notes payable and accrued interest were converted into 5,648,917 shares of the Company's common stock. The Company issued 12,042,627 shares of common stock to satisfy liabilities of $6,509,189. Effective March 1, 2000, the Company sold the assets of its Ceramics subsidiary for $3.5 million in the form of a note receivable of $2.5 million, a cash down payment of $64,311, included above, and the payment of $800,000 to third parties in satisfaction of liabilities.

     See accompanying notes to condensed consolidated financial statements.

                       AURA SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1)   Basis of Presentation

     The condensed consolidated financial statements include the accounts of Aura Systems, Inc. ("the Company") and subsidiaries from the effective dates of acquisition. All material inter-company transactions have been eliminated.

     In the  opinion of  management,  the  accompanying  condensed  consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) and reclassifications for comparability necessary to present fairly the financial position of Aura Systems, Inc. at November 30, 2001 and the results of its operations for the three and nine months ended November 30, 2001 and 2000.

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

     In connection with the audit for the year ended February 28, 2001, we received a report from our independent certified public accountants that includes an explanatory paragraph describing uncertainty in our ability to continue as a going concern. Our consolidated financial statements included herein contemplate our ability to continue as a going concern and as such do not include any adjustments that might result from this uncertainty.


2)   Capital

     In the quarter ended November 30, 2001, common stock outstanding increased by a total of 17,334,687 shares from the quarter ended August 31, 2001 as follows: 4,000,000 shares were sold for gross proceeds of $1,520,000, an additional 280,000 shares were issued as finders fees for private placements, options were exercised for 2,500 shares resulting in proceeds of $775, 4,103,646 shares were issued to satisfy liabilities in the amount of $1,559,385 and a total of 8,948,541 shares were issued as a result of repricing agreements.


     3) Inventories

     Inventories, stated at the lower of cost (first in, first out) or market, consist of the following:

                                                                             November 30,             February 28,
                                                                                 2001                     2001
                                                                                 ----                     ----
         Raw materials                                                    $     4,241,066            $    3,516,826
         Finished goods                                                         6,830,432                 6,530,977
         Reserved for potential product obsolescence                             (291,404)                 (291,404)
                                                                            --------------                 ---------
                                                                          $    10,780,094            $    9,756,399
                                                                           ==============             =============

     Inventories consist primarily of components and completed units for the Company's AuraGen product. The reserve for potential product obsolescence consists solely of parts for the Company's actuator products.

4)   Significant Customers

     In the nine months ended November 30, 2001, the Company sold AuraGen related products to five (5) significant customers for a total of approximately $3.3 million or 83% of net revenues. None of these customers are related to or affiliated with the Company.

5)   Recently issued accounting pronouncements

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives. The Company has not determined if SFAS Nos. 141 and 142 will have a significant impact on the Company's financial statements when adopted.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and/or the normal operation of long-lived assets, except for certain obligations of lessees. This statement is not applicable to the Company.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business, and amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The Company does not expect adoption of SFAS No. 144 to have a material impact, if any, on its financial position or results of operations.

6)   Contingencies

     The Company is engaged in various legal proceedings. See the Company's Form 10-K/A, Item 3 - Legal Proceedings, for the year ended February 28, 2001 as filed with the SEC (file number 0-17249) on August 14, 2001 for a description of the legal proceedings. To the extent that judgment has been rendered, appropriate provision has been made in the financial statements.

     Securities and Exchange Commission

     The Company has been informed by the Staff of the SEC that it intends to recommend that the Commission bring a civil action against Aura, NewCom Inc. (a former subsidiary of Aura), Zvi Kurtzman, Steven Veen and Gerald Papazian for violations of the antifraud and books and records provisions of the securities laws. This grew out of an investigation into the Company's financial statements for various transactions during fiscal years 1996 through 1999. The Company originally disclosed the investigation by press release in January 1999. The Staff advised the Company that it would recommend that the SEC seek civil penalties and enjoin the companies and the individuals from future violations. In addition, the SEC Staff would recommend that the SEC impose director and officer bars against Messrs. Kurtzman and Veen and a bar against Mr. Veen to prohibit his practicing as an accountant before the SEC. The Company is informed that in order to avoid potential lengthy and costly litigation the individuals have agreed to propose to settle with the SEC without admitting or denying any of the Staff's allegations. The Company has engaged in conversations with the Staff of the SEC regarding settlement of the matter, but no agreements have yet been reached. Although Aura believes that it will reach a settlement in a manner that will not have a material adverse effect on the Company's business, it cannot predict with certainty when or if such a settlement will occur or what the actual effects of such a settlement would be. The Audit Committee of the Board will conduct a full review of the Company's accounting controls and procedures.

     Excalibur v. Aura (Settled)

     On November 12, 1999, a lawsuit was filed by three investors against Aura and others, in Los Angeles Superior Court entitled Excalibur Limited Partnership
v. Aura Systems, Inc. (Case No. BC220054), arising out of two NewCom, Inc. financings consummated in December 1998. The NewCom financings comprised (1) a $3 million investment into NewCom in exchange for NewCom Common Stock, Warrants for NewCom Common Stock, and certain "Repricing Rights" which entitled the investors to receive additional shares under certain circumstances, and (2) a loan to NewCom of $1 million in exchange for a Promissory Note and Warrants to purchase NewCom Common Stock. The Plaintiffs alleged in their complaint that Aura breached its agreements and sought damages of not less than $4.5 million. Aura alleged cross-claims against the Plaintiffs, contending that Plaintiffs violated their contractual obligations to Aura by engaging in unlawful "short sales" of NewCom stock. Aura also asserted claims against Plaintiffs for damages based on alleged breaches of Plaintiffs' contractual obligations to Aura and on Plaintiffs' alleged misrepresentations to Aura

     On October 2, 2001, the parties entered into a General Release and Settlement Agreement ("Settlement"), finally resolving the entire matter. As part of the Settlement, Aura received $2,000,000. The Plaintiffs received repricing shares sought as part of its underlying contract claims.

     Kerry Morgan, et. al. vs. NewCom, Inc. (Settled)

     In December 1999, a lawsuit was filed against NewCom, Inc. which, as currently amended also includes Aura Systems, Inc., Steven Veen, Sultan Khan, Asif Khan and Zvi Kurtzman, Deutsche Financial Services, Inc., Best Buy Co.,
Inc., Circuit City Stores, Inc. a/k/a Compusa, the Computer Super Store, and Staples, Inc., in the Circuit Court for the County of Wayne Michigan (Case No. 98-838563 CP). The plaintiff's sixth amended complaint purported to be a class action on behalf of a class alleged to consist of approximately two hundred thousand persons who purchased a NewCom Inc., a/k/a Atlas Peripherals computer product from Best Buy Co., Inc., Circuit City Stores, Inc., Computer City, and/or Staples, Inc. The complaint alleged that plaintiffs did not receive a rebate of between twenty to fifty dollars on NewCom products, as advertised and promoted by the above mass retailer. Plaintiffs further alleged that the mass retailers without any justification, failed to pay NewCom for product received and sold. The plaintiffs sought, among other remedies, to recover all or part of the amount that the retailers failed to pay. Circuit City and Deutsche Financial Services filed cross-complaints. No date for trial had been set. In August 2001, based upon discussions of the parties under court supervision, all litigants entered into a settlement Memorandum of Understanding which limited the total Aura defendants portion to $400,000, payable in monthly installments of $10,000 to the Plaintiffs. The parties have since entered into a definitive Settlement Agreement incorporating the terms of the Memorandum, which received preliminary approval of the trial court in December 2001.

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

     Results of Operations

     Net revenue for the three and nine month periods ended November 30, 2001 decreased by $195,677 and increased by $2,773,759 to $306,126 and $4,043,968 from the corresponding periods in the prior year.

     Cost of goods for the three and nine months ended November 30, 2001 decreased by $55,882 and increased by $1,178,432 in comparison with the corresponding periods in the prior year as a result of the change in the level of sales.

     General and administrative expenses decreased for the three and nine month periods by $194,112 and $1,379,861 respectively, due primarily to a reduction in legal expenses of approximately $785,000 and accounting expenses of approximately $235,000 during the nine month period.

     Included in engineering expenses and selling, general and administrative expenses for the three and nine months ended November 30, 2001, is depreciation and amortization of $1.7 million and $5.0 million, respectively, compared to $1.7 million and $5.0 million in the prior year periods.

     Research and development costs decreased for the three and increased for the nine months ended November 30, 2001 by $77,999 and $347,259, respectively. The Company has recently begun to increase its research and development activities in order to expand its line of AuraGen products and expects these activities and expenses to continue to grow as the Company's cash flow from operations allows the Company to develop more variations on the Company's basic 5KW AuraGen, including, but not limited to, the 6KW, 8KW, 10KW, 25KW, AC/DC versions, inverter and battery charger versions, and marine and other applications.

     In the nine months ended November 30, 2001, the Company recorded a gain on the disposition of assets of $333,366 compared to a gain of $1,756,746 in the prior year which was recorded on the disposition of the assets of its ceramics facility.

     Legal settlements for the three and nine months ended November 30, 2001 provided income of $2,000,000 and $2,750,000 respectively, compared to expenses of $367,872 and $720,834 in the prior year periods.

     Net interest expense increased for the three months and decreased for the nine month periods by $62,085 and $161,162 compared to the prior year period.


     Liquidity and Capital Resources

     In the nine months ended November 30, 2001, cash decreased by $1,231,937 to $33,975 from $1,265,912 at February 28, 2001. Accounts payable and accrued expenses decreased by $69,916 from February 28, 2001. Inventories increased by $1,023,695 and accounts receivable decreased by $172,523.

     Cash flows used in operations in the nine months ended November 30, 2001 decreased by $1,973,775 compared to the prior year period. The decrease is due primarily to the decrease in the loss for the current year period, partially offset by a lower level of reduction in accounts payable and accrued expenses. Working capital was $3,467,065 at November 30, 2001 as compared to $(5,105,345) at the 2001 fiscal year end, with the current ratio improving to 1.34:1 from
 .73:1.

     In the nine months ended November 30, 2001, the Company received net proceeds of $10,687,088 from the sale of its common stock and the exercise of options and warrants.

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

     For additional information regarding the Company's financial condition, see the Company's Form 10-K/A, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended February 28, 2001 as filed with the SEC (file number 0-17249) on August 14, 2001.

     Forward Looking Statements

     Except for the historical information contained in this document, the matters discussed herein are by their nature forward-looking. Readers are cautioned that forward-looking statements or projections made by the Company, including those made in this document, reflect the Company's current plans and expectations based on information currently available to it, and rely on a number of assumptions and estimates which could be inaccurate and which are subject to risks and uncertainties. The Company wishes to caution readers that important factors, in some cases, have affected, and in the future could affect, the Company's actual results and could cause the Company's actual consolidated results for the fourth quarter of Fiscal 2002, and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of the Company.

     Such factors include, but are not limited to, the following risks and uncertainties: changed business conditions in the industries targeted by the Company and the overall economy; increased marketing and manufacturing competition and accompanying price pressures; and inefficiencies, delays and increased depreciation costs in connection with the start of production in potential new plants and expansions.

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

     The effects of, and changes in, trade, monetary and fiscal policies, laws and regulations, other activities of governments, agencies and similar organizations, and social and economic conditions, such as trade restrictions, impose yet other risks and uncertainties with respect to any Company forward-looking statements. The events of September 11, 2001 and the advent of a war on terrorism may or may not impact sales in the mobile power business. The cost and other effects of legal and administrative cases and proceedings present another factor which may or may not have an impact.

PART II - OTHER INFORMATION



ITEM 1        Legal Proceedings

              For information regarding pending legal proceedings, see Note 6 to
              the  Company's   Condensed   Consolidated   Financial   Statements
              appearing elsewhere herein.


ITEM 2 Changes in Securities

          During the third quarter of Fiscal 2002, 4,000,000 shares of common stock were issued in connection with a private placement to three investors, resulting in aggregate proceeds of approximately $1,520,000.

          During the third quarter of Fiscal 2002, 2,500 shares of common stock were issued upon exercise of outstanding options for proceeds of $775.

          During the third quarter of Fiscal 2002, 8,948,541 shares of common stock were issued under repricing agreements with previously issued shares.

          During the third quarter of Fiscal 2002, 280,000 shares of common stock were issued as finders fees for private placements.

          During the third quarter of Fiscal 2002, 4,103,646 shares were issued to satisfy liabilities in the amount of $1,559,385.

          All of the foregoing transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 as amended (the "Securities Act") as these offerings were private placements to a limited number of "accredited investors" (as defined in the Securities
          Act).


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








                           AURA SYSTEMS, INC.
        ---------------------------------------------------
                            (Registrant)






Date:    January 15, 2002        By:  /s/Steven C. Veen
        ------------------      --------------------------------------------
                                                 Steven C. Veen
                                              Senior Vice President
                                             Chief Financial Officer
                                   (Principal Financial and Accounting Officer)
                                            (Duly Authorized Officer)