Form 10-K
period 2002-02-28
AURA SYSTEMS INC
filed 2002-05-29
CIK 826253

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K


                (Mark One)
                |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended................................February 28, 2002

                                       OR

     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                     EXCHANGE ACT OF 1934 [NO FEE REQUIRED]


          For the transition period from to...........................
          Commission File Number...............................0-17249


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

       Indicate by check mark if  disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

       On May 24, 2002 the aggregate market value of the voting stock held by non-affiliates of the Registrant was $94,121,000. The aggregate market value has been computed by reference to the last trading price of the stock on May 24, 2002. On such date the Registrant had 408,782,576 shares of common stock outstanding.

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

                                     PART I


ITEM 1   BUSINESS


A.       INTRODUCTION

     Aura Systems, Inc., a Delaware corporation, ("Aura" or the "Company") was founded in 1987. Aura designs, assembles and sells the AuraGen(R), the Company's patented mobile power generator that uses the engine of the vehicle to generate power. It installs under-the-hood in many motor vehicles and delivers on-location, plug-in electricity for any end use including industrial, commercial, recreational and military applications. Compared to the traditional solutions (i.e., gensets and inverters) addressing the multi-billion dollar North American mobile power market, the Company believes the AuraGen(R) uniquely and conveniently provides cleaner electricity with greater reliability and flexibility at a lower cost to the end user. The Company began commercializing the AuraGen(R) in late 1999 as a 5,000 watt 120/240V AC machine compatible with certain Chevrolet engine models. In mid and late 2001, the Company added an 8,500 watt configuration and also introduced AC/DC and Inverter Charger System
(ICS) options. The Company now has configurations available for more than 90 different engine types including a majority of General Motors and Ford models, many DaimlerChrysler models and numerous others made by Caterpillar, Detroit Diesel, Cummins, Freightliner and Navistar, among other chassis and engine manufacturers.

B.       THE AURAGEN(R)

         The AuraGen(R) is a patented induction power system that uses the engine of a vehicle to produce electrical energy. The AuraGen(R) is the only proven, commercialized power system available that can generate up to 8,500 watts of pure sine wave power and is fully integrated under the hood of a vehicle. While traditional mobile sources of electricity can exhibit voltage fluctuations, spikes, surges and other inconsistencies, the AuraGen(R) delivers pure sine wave (or "clean") power. Pure sine wave power is generally desired and often required to safely and reliably operate highly sensitive digital equipment, such as computers or surveillance equipment.

         The AuraGen(R) is composed of three basic subsystems. The first subsystem is a mechanical device that is bolted to the vehicle engine. The mechanical subsystem generates electricity when it is rotated by the vehicle engine in a manner similar to a conventional alternator. Unlike an alternator, however, the induction generator is able to generate maximum power at engine RPM's from enhanced idle to redline for gasoline engines and true idle to redline for larger diesel engines. The second subsystem is an electronic control unit that can be mounted anywhere in the vehicle except under the hood. The electronic control unit filters and conditions the electricity to provide clean, steady voltages for both AC and DC power at all engine speeds. The third subsystem is comprised of a set of mounting brackets and supporting components for integration under the hood.

         The Company sells two basic models with a number of options. The models currently available produce 5,000 watts of continuous power with 7,200 watts peak and 8,000 watts continuous with 9,000 watts peak, respectively. AC output is in the form of dual 120/240 volts pure sine wave at a frequency of 60 Hertz. In addition, both of the above models are available in configurations that divide the maximum power between AC and DC. The DC available power can be either 14 volts or 28 volts. In fiscal 2002, the Company began to offer a new model that generates up to 6,000 watts of power with the vehicle engine either on or off. Whether the engine is on or off is totally transparent to the user. This new model uses auxiliary batteries as a power source in conjunction with the AuraGen(R) system to generate pure sine wave AC power while the engine is off. As soon as the engine is turned on, the system switches automatically from generating AC power from the batteries to generating AC power from the induction power source attached to the vehicle engine. This process occurs up to without any dips or spikes, and at the same time the AuraGen(R) starts charging the auxiliary batteries at the maximum safe charging speed of 125 amps.

         Aura provides custom engineered brackets for both the 5,000 watt and 8,500 watt systems that attach to over 90 different engine models. The brackets are designed to fit most General Motors gasoline and diesel engines from 4.8 to
7.4 liters, Ford gasoline and diesel engines from 4.2 to 7.3 liters and DaimlerChrysler 5.2 to 5.9 liter engines. In addition the Company has designed custom engineered brackets for numerous diesel engines provided by AM General, Cummins, Detroit Diesel, Navistar, Caterpillar and Freightliner. The Company also provides power-take-off (PTO), as well as hydraulic driven interfaces for the bigger trucks that do not involve direct attachment to the vehicle engine.

C.  Mobile Power Industry

         The mobile power generation market is large and growing. Based on studies conducted by the U.S. government, Business Communications Company, Inc. ("BCC") and others, the Company estimates there are at least $2.5 billion in revenues from the North American mobile power generation market in 1999 (not including gensets used in welding machines), an increase of 8.8% from 1998. The Company projects North American market revenues will reach over $3.9 billion in 2006 and estimate the worldwide market to be twice the North American market. Based on these studies, the Company estimates that the worldwide mobile power market will grow between 4% and 5% per annum over the next few years. Worldwide growth is expected to be fueled by increases in the development and construction of industrial infrastructures, adoption of new mobile power applications and increased use of electronic sensors and instruments in less developed areas where grid-based electricity is unavailable or unreliable.

         Vehicles used in the telecommunications, utilities, catering, public works, construction, oil and gas industries, emergency/rescue, military and recreational vehicles rely heavily on mobile power. Mobile work sites require on-location electricity to power equipment ranging from computers to power tools. Buses require supplemental power to run fare meters and air conditioners. Military and police vehicles require clean mobile power to run sensitive computers and surveillance equipment. Emergency vehicles require supplementary power to operate numerous monitoring devices. Construction and utility vehicles require on-location electricity to run power tools and lights. Oil and gas vehicles require on-site power to run surveying equipment, as well as computers and numerous sensors and instruments. Recreational vehicles require supplemental power to run televisions, refrigerators and other appliances. Mobile backup power has become increasingly important as electric grid system overcrowding and degradation has compromised the quality and reliability of traditional sources of electricity.

         The two primary options available to users of mobile power today are gensets and inverters. Gensets are large, heavy and inefficient power generation units which are not incorporated into the vehicle and require external fuel, either gasoline or diesel, in order to generate electricity. Gensets are generally noisy and cumbersome to transport because of their weight and size. Genset technology has been utilized since the 1930s and has evolved little since that time. Inverters convert the DC electricity stored in automotive or other batteries to AC electricity, which is required by a wide range of mobile applications. Due to their low power output capabilities, inverters are typically used for applications that require less than 2,500 watts of power. As an inverter does not generate power, the user must rely entirely on the power stored in the batteries for mobile power needs. As the batteries are drained, the user must recharge them by connecting into a grid power source, which is known as "shore power," or through gensets or other means.

D.       Competitive Advantages

         Superior Product

         More Convenient. The AuraGen(R) is significantly smaller and lighter than a conventional genset and more powerful than an inverter, making it a more convenient mobile power solution. Most gensets are large and weigh hundreds of pounds while the AuraGen(R) mechanical system weighs approximately 65 lbs and fits under the hood of a vehicle. Because the AuraGen(R) is installed directly in the vehicle, many hassles associated with gensets (e.g., locating, transporting, positioning and hooking it up) are eliminated, and the units themselves are less vulnerable to theft. Inverters require battery banks for power generation. These batteries are capable of delivering large amounts of electricity for short periods of time, but must be charged frequently, which normally requires overnight charging via shore power.

         More Cost Effective. For the same output, the AuraGen(R) uses less power and is less expensive to operate than the other currently available mobile power solutions. The Company believes the cost to operate a typical genset is approximately $0.92 per kW/hour and the cost to operate a typical inverter is approximately $0.70 per kW/hour. The cost to operate a comparable AuraGen(R) is approximately $0.46 per kW/hour while the vehicle is stationary. When power is needed while the vehicle is in motion (e.g., recreational vehicles, ambulances, police vehicles, military vehicles), the cost to operate the AuraGen(R) drops to approximately $0.28 per kW/hour.

         More Reliable. Compared to the other mobile power solutions, the Company believes the AuraGen(R) is more reliable. The AuraGen(R) has a three year warranty compared to the typical one year warranty available for a comparable genset or inverter. The AuraGen(R) warranty imposes no limitation on mileage or hour usage for the end user. Additionally, there are few moving parts in the AuraGen(R) which minimizes repair and replacement costs attributable to normal use.

         More Flexible. The AuraGen(R) can deliver 120V AC, 240V AC, 12V DC and 24V DC electricity. Other DC voltages can be programmed (such as 42V), thereby making the AuraGen(R) compatible with a wider range of electrical equipment. The AuraGen(R) Inverter Charger System (ICS) unit delivers power with the engine both on and off. This flexibility also allows the AuraGen(R) to satisfy the power generation needs of most end users.

         Higher Quality Electricity. The quality of electricity has become more important as computers and other technologically advanced products have become more widely available and utilized. This type of equipment generally requires "clean" or pure sine wave electricity. Because gensets usually do not deliver pure sine wave electricity, they are not well-suited for digital instruments and sensors. Gensets occasionally deliver power spikes that can damage sensitive instruments. The AuraGen(R) produces pure sine wave electricity which is safer for sensitive equipment. Inverters that produce pure sine wave electricity are available but more expensive than standard inverters and relatively uncommon. The Company has measured a 2% THD (total harmonic distortion) for the electrical output from an AuraGen(R), which compares favorably to the output of that from a typical power company electric grid. The Company believes the voltage produced by the AuraGen(R) is more stable than the voltage produced by the grid, without expensive filters, due to dips in voltage on grid power that result from sudden load increases.

         Safer for the Environment. The AuraGen(R) is considerably more fuel efficient than the other currently available mobile power solutions. The AuraGen(R) uses the automotive engine which is the most efficient gasoline or diesel engine available and is highly regulated for environmental protection. Gensets use small engines without the numerous smog controls available on vehicles.


         Significant Barriers to Entry

     Patents. The inventions upon which the AuraGen(R)is based are protected by patents issued in the U.S. and key foreign countries. The first of Aura's domestic patents does not expire until 2015. The Company intends to defend its patents vigorously.

         Capital and Time Intensive Research and Development Required. Creating and patenting the AuraGen(R) required over $150 million and 600 man-years of engineering, research and development. To Aura's knowledge, there are no other patents to this technology. The mobile power technology in existence today was developed approximately 70 years ago and has changed little since then. Research and development in electric motor and power generation is extremely time intensive and has recently been an underdeveloped field of study. The Company believes that it would require a significant capital and time investment to develop a "next generation" technology.

         Lengthy and Demanding Evaluation and Approval Process Imposed by Manufacturers and End Users. Manufacturers and end users of mobile power solutions (including the military) typically require completion of extensive evaluation and approval processes before embracing new systems. The process by which vehicle manufacturers, fleet purchasers and the military evaluate and adopt new components to be included in their vehicles is lengthy and demanding. In fact, this process can last several years as manufacturers and lobbyists debate specifications with regulators and end users. The Company's largest target customers, including GM, Ford and DaimlerChrysler, have already invested the time and capital required to evaluate and test the AuraGen(R). In addition, after extensive testing, a number of Federal, state and local government departments, utilities and major industrial companies have approved the AuraGen(R) for purchase. Any new competing product would need to initiate the same lengthy and demanding evaluation process.

E.       Target Markets

         Based on studies conducted by the U.S. government, BCC and others, the Company estimates that in 1999 the North American market produced revenues of at least $2.5 billion increasing 8.8% from 1998. Based on these same studies, the Company estimates that the worldwide market in 1999 produced over $5.0 billion in revenues and will grow between 4% and 5% per annum over the next several years. The following discussion outlines the target markets that are being pursued by the Company.

         Recreational Vehicles ("RVs")

         Currently, 8.6 million households own an RV, according to a University of Michigan study. In 1999, RV manufacturers shipped over 320,000 units of various configurations. The study also projects that the number of RV-owning households will grow to 10.4 million by the year 2010. The AuraGen(R) offers significant benefits to RV users who need electric power. These benefits include fuel savings (the AuraGen(R) uses only the RV engine), reduced maintenance costs (no required scheduled maintenance), no power derating due to altitude or temperature, and the ability to use the system in campgrounds without noise (using the "engine off" mode). The Company's system significantly reduces pollution compared to the existing gensets. In addition, since the AuraGen(R) is located under the hood, the AuraGen(R) system frees up additional space that can be used for storage. Also, the AuraGen(R) is competitive in price with gensets used in the RV industry.

         Military and Other Federal Agencies

         The United States Military is an important target market for the AuraGen(R), code named "VIPER" (Vehicle Integrated Primary Electrical Resource). The Company believes the AuraGen(R) is a superior mobile power solution compared with alternatives for virtually all military applications. Producing quiet, clean power from vehicles at low engine speed is critical as the U.S. Army adds digital applications with numerous sophisticated electronics and sensors to its war fighting capabilities. Aura is currently working with the Army to evaluate the use of the AuraGen(R) in multiple vehicle types. Aura is also pursuing discussions with other Federal agencies, including the Federal Bureau of Investigation (FBI), Border Patrol, U.S. Postal Service, Department of Transportation (DOT) and Department of Energy (DOE).

         Telecommunications

         The telecommunications industry is an important target market for the AuraGen(R) because the industry regularly uses mobile power in its daily activities. This industry requires reliable, clean mobile power that can be used for sensitive instruments while providing brute power for compressors and tools. In addition, the industry needs a user friendly integrated solution so that employees can focus on the job-at-hand rather than on operating the mobile power unit. Currently the AuraGen(R) is used in limited numbers by several television broadcasting stations in mobile news vehicles, as well as by a number of cable and telephone companies for numerous applications.

         Utilities

         Utilities present another major target market for the AuraGen(R) because the industry is heavily dependent on the use of mobile power in maintenance and service activities. The technical advantages of the AuraGen(R) have generated a high level of interest from utility companies across the United States. In addition, the Company believes that for many existing traffic light systems, for which utilities are responsible, the AuraGen(R) is the only mobile power system available which provides the required clean power at constant 120 volts that is needed to power the lights when power company electric power is interrupted. Power interruption can be caused by many events, including, among others, damage to power lines caused by accidents or weather. Numerous utilities in the U.S. have purchased the AuraGen(R) system and continue evaluating the product for their applications to better meet their requirements.

         Emergency/Rescue

         The emergency/rescue market consists of fire trucks, ambulances, police vehicles and vehicles from other organizations used during emergencies. This market relies heavily upon mobile power for lights, communications gear, instruments, medical equipment and digital equipment and tools. As the emergency/rescue market has undergone a transition to digital equipment and portable computers, it has experienced constant growth in mobile power needs. The AuraGen(R) provides an effective solution to the needs of this industry. Approximately 20 organizations have already started to use the AuraGen(R).

         Catering

         The mobile food industry, in addition to traditional party and event catering, delivers perishable food to remote locations. Some of the catering trucks still use ice for their refrigeration needs, while others use compressors. New health department regulations in some jurisdictions will require fans in trucks that are used for cooking. The need for mobile electricity for refrigeration, microwaves and other appliances is constantly growing, fueled by regulation and customer demand. The AuraGen(R), with its ability to produce electric power whether the engine is on or off, is an excellent and cost effective solution to this industry's needs.

         Public Works/Construction

         The public works and construction market comprises a large number of municipalities and construction companies that use portable power for their projects. Approximately 35 municipalities are already using the AuraGen(R) in limited quantities in their service and work trucks. The Company provides significant cost savings when total life-cycle costs are calculated. The AuraGen(R) does not require scheduled maintenance, thereby increasing availability. The public works and construction industry is changing with the introduction of computers and other sensitive digital equipment in the field. These changes require clean, pure sine wave power in order to function efficiently at job sites.

         Oil and Gas

         The Company has targeted the field applications of oil and gas companies as a market because the nature of the oil and gas industry is such that many gensets are purchased every year. Reliability and clean power are critical in this industry where "down time" or damage to sensitive equipment can result in large losses. A typical application in an oil or gas field requires the use of mobile power many hours per day, an environment in which gensets are prone to failure, and causing high maintenance costs. Additionally, a typical field site uses digital equipment that requires the clean power available from the AuraGen(R) for numerous measurements and data processing. This is an ideal environment for the AuraGen(R), since life cycle costs are such that payback can be measured in months, and the AuraGen(R) is reliable and produces high quality power. Currently, the Company has numerous units being evaluated and used in locations across the country.

F.       COMPANY STRENGTHS

         Aura's unique position in under-the-hood mobile power generation stems from approximately ten years of innovative research and development. This effort has culminated in the Company's unique, patented, fully-integrated products that are totally transparent to the users and provide clean pure sine wave power to industrial, commercial and military users through their vehicles.

         Technology Leadership

         Aura  has  an  engineering  department  with  extensive  experience  in mechanical, electrical, software, manufacturing and system engineering. In addition, the Company has a strong dedicated team that continuously develops engine mount systems for new applications. All engineering, including specifications, acceptance test criteria, packaging and documentation, is performed in-house.

         The Company's technology allows for the manufacture of induction machines with a one-half to two-thirds reduction in weight and size for the same output. The machine itself does not use any exotic materials (e.g., high energy permanent magnets), and the components are relatively simple to manufacture with conventional tooling. In addition to these mechanical advantages, the system uses a proprietary control system that optimizes efficiency as a function of required load. While the technology has widespread applications over a large range of horsepower, the Company's products are best utilized for machines in the range of 1.5 to 50 horsepower (1,000 watts is approximately equal to 1.5 horsepower).

         Quality, Reliability and Safety

         The Company grew out of the aerospace and defense industry. Thus, quality and reliability are an integral part of Aura's business culture. The AuraGen(R) is designed for quality, reliability and safety in heavy industrial, commercial and military usage.

         To ensure quality the Company uses highly qualified suppliers, the majority of which are ISO 9002 compliant. The Company performs qualification testing on the AuraGen(R) hardware components, the electronic control unit, all software and on fully installed in-vehicle systems to ensure reliability in the field. The qualification testing includes: 1) in-house endurance testing, 2) in-house parametric thermal testing, 3) in-house power quality testing and 4) laboratory environmental testing. Also, field failure analysis is performed on any failed units.

         In addition to qualification testing, the Company has established a Quality Management system and is pursuing ISO 9001 registration. Elements include a controlled manufacturing lot tracking system, documentation and configuration control system, as well as acceptance test and compliance procedures at all manufacturing levels, including suppliers. The Company also uses Statistical Process Control ("SPC"), in-process inspection and functional tests on its AuraGen(R) assembly line.

         The Company designed the AuraGen(R) system, both mechanical and electronic components, for durability. Units under test are continuously cycled through demanding endurance operating environments. In addition, the Company performed laboratory destructive testing to determine when the system would fail in order to establish performance limits. The Company sets specifications and designed the system to be well below the performance limits. Besides the laboratory tests, the Company has conducted extensive testing of the AuraGen(R) in the field. There are thousands of units being used for multiple applications and in all types of operating environments, providing a good sample set for reliability analysis. The results show very low failure rates, which are constantly being reduced via minor hardware modifications, better assembly procedures and improved installation training. The U.S. Army has performed its own tests and is continuing to test the AuraGen(R) under severe conditions. In particular, the AuraGen(R) has been air-drop-certified by the Army. The VIPER (the Army name for the AuraGen(R)) is now in use by special operations forces.

         The AuraGen(R) system was designed for safety by including built-in protection for the user and the machine. There are multiple user safety features that include over-voltage and over-current shutdown, GFI plugs and super fast circuit breakers, and over-RPM shutdown. In addition, all the high voltage lines are encased in grounded metal conduit and any fault causes the idle control to mechanically disengage. In order to protect the system the Company designed automatic shut downs for short-circuits, overheating, battery voltage line interruption and idle control failure. The battery lines are protected with re-settable fuses.

         Product Support

         Aura is a system house that provides a turnkey product and service to support the Company's customers in every area. The Company performs all of the development, from basic physics to detailed engineering. This range of core capabilities provides a solid foundation to resolve technical issues, develop an ongoing line of new products and to continually enhance the Company's products. The Company has fully developed training materials and provides several levels of training to installers nationwide. The Company also provides field support through regional resident field engineers. The Company provides technical information via installation manuals, catalogs and service bulletins. The Company's installation software includes a "Call Home" feature that allows those with the proper access to get software upgrades automatically, along with remote diagnostic capability. The Company has a mechanism in place to track performance and field failures to enhance product reliability and to maintain and improve customer satisfaction.

         The Company's vehicle integration team develops, engineers and supplies all of the brackets, pulleys, idlers, belts, tensioners and other components that comprise a mounting system. The group also specifies all of the requirements of the AuraGen(R) to allow its use with other mobile drives, such as hydraulic systems and Power Take Off ("PTO").

         The Company provides a three-year standard warranty for its products. The warranty can be extended for another two years for an additional cost.

         Strong Management Team

         The Company has a strong management team in place with in-depth experience covering all principal functional areas. This team has extensive experience in applying new technologies to develop advanced new products. The team is particularly strong in transforming technology into high quality and high reliability industrial products, along with the ability to establish effective sales and distribution channels.

G.       GROWTH STRATEGY

The Company believes it is experiencing a paradigm shift in mobile power delivery and distribution caused by the development and growing adoption of the AuraGen(R). By capitalizing on patented technology to deliver a revolutionary mobile power solution, the Company expects to generate increasing revenue and cash flow. Based on the large and expanding market for mobile power, as well as the technological superiority and cost advantages of the AuraGen(R), the Company expects sales to increase. To date, AuraGen(R) units have been sold to more than 100 customers in more than 10 industries, including recreational, utilities, telecommunications, emergency/rescue, public works, catering, oil and gas, transportation and the military. The Company's objective is to be the leading developer and supplier of fully integrated mobile electric power systems. The key elements of the Company's strategy are:

         Market Positioning

         The Company has been positioning the AuraGen(R) as a turnkey mobile power solution that is more reliable, more convenient, higher quality and available at a lower total life cycle cost. Aura's solution is also safer because: 1) there is no need to carry fuel in a container, 2) there are no exposed hot components to touch/start, 3) there is nothing heavy to lift, 4) there is no pull-start required, and 5) power outlets are located away from hot components.

         Aura provides users of mobile power with value. When the total life cycle cost is considered, the AuraGen(R) delivers savings and increases productivity.

         Outsource Manufacturing

         Aura realizes that there are many quality manufacturers with both the capacity and capability who can economically build parts and components to the Company's specifications and drawings. Thus, the Company decided to have others custom build the different sub-assemblies for the AuraGen(R). The Company receives the sub-assemblies and assembles them into finished goods on its assembly line. This strategy ensures that the Company does what it knows best without committing a large capital investment for plants and equipment. The Company also retains full control over the end product and its quality.

         Aggressively Protect The Company's Intellectual Property

         Aura believes that a policy of actively protecting the Company's patents and know-how is an important component of its strategy to retain the unique position in under-the-hood mobile power generation and that the active patent protection will provide the Company with a long term competitive advantage. See "Business - Patents and Intellectual Property."

         Develop Long Term Market Opportunity

         Aura expects that business relationships with the major automotive OEMs such as General Motors, Ford and DaimlerChrysler will develop more slowly than our the term market opportunities as discussed above. The Company is working with General Motors and Ford on a number of activities that may develop into OEM relationships. The Company has started preliminary discussions with DaimlerChrysler.

         The Company is working closely with numerous U.S. Army organizations to include the Vehicle Integrated Primary Electrical Resource ("VIPER"), the Company's military version of the AuraGen(R), in their requirements documents, a key step in making the VIPER available for Army-wide purchasing. Early VIPER adopters in the Army, such as Special Forces and the 82nd Airborne, have reported very favorably on the usefulness and performance of their VIPER units. The Company intends to target new business related to various Army applications through numerous ongoing and new activities.

         Broaden and Enhance the Product Line

         Aura believes that research and development is essential to improve its product and develop additional versions in order to establish and solidify a leadership position in the power generation industry. The Company has a strong team dedicated to product improvements that will involve incorporating Aura's magnetic technology into different power levels with various options. The
AuraGen(R) technology is scalable and future plans include 12kW and 25kW machines in a somewhat larger package and a 3kW to 5kW machine in a smaller package.

         Marketing Strategy

     Aura will continue to build brand awareness and consumer demand through a combination of industry specific tradeshows, technical presentations, advertising and other promotional activities. Two sales channels are utilized in North America. Large OEM applications are served directly by Aura and other applications are served through the distributor network. Aura sales and marketing resources support both of these channels. The distributor network is a vital part of the product delivery and support system. The distributors' role includes the finding and development of sales opportunities, as well as the installation and warranty support of AuraGen(R) systems. This requires the distributor to have certified installers and maintenance technicians on staff and to maintain adequate inventory levels. Large OEM's have the option of using their own facilities to install and maintain AuraGen(R) units. Longer term marketing plans include the adaptation of the product line for foreign market distribution where electrical configurations, as well as vehicle mounting requirements are different from those found in the North America market.


H.       CERTAIN RISK FACTORS


         RISK FACTORS RELATING TO THE COMPANY

         The Company has a history of losses and the Company may not be profitable in any future period.

         In each fiscal year since organization in 1987, the Company has not made a profit. The Company has an accumulated deficit in retained earnings of approximately $288 million from its inception through February 28, 2002. These losses reflect a number of events over the past fourteen years. First, the majority of the Company's revenues during the five years ended February 28,1999 were derived from the Company's NewCom subsidiary, which was engaged in the computer peripherals business until it ceased operations in the first quarter of 1999. NewCom's business was severely impacted by an industry-wide slump in the computer peripherals business in 1998. Second, the Company was established in 1987 to develop technology used primarily in military applications and new commercial and consumer applications. These development activities required significant capital expenditures over the years to develop Aura's electro-magnetic technology and to identify and commercialize new applications for this technology. None of these activities achieved commercial success. The Company cannot assure that it will be able to achieve or maintain profitability or positive cash flow in the future on a quarterly or annual basis.


         The Company will require additional capital, and there is no assurance that it will be available.

         The cash flow generated from the Company's operations to date has not been sufficient to fund the working capital needs and the Company does not expect that operating cash flow will be sufficient to fund the working capital needs in fiscal 2003. In the past, in order to maintain liquidity Aura has relied upon external sources of financing, principally equity financing and private and bank indebtedness. The Company expects to fund any operating shortfall in the current fiscal year from cash on hand and third party financings. Aura will be required to obtain external sources of capital such as debt and equity financings in order to maintain the operations. Currently, the Company has no commitments from third parties to provide additional financing. We have no assurances that third party funding will be available at the times or in the amounts required. If future financing involves the issuance of equity securities, existing stockholders may suffer dilution in net tangible book value per share. The limited availability of funds could have a material adverse effect on the Company's financial statements, results of operations and the ability to continue or expand the Company's operations.

         There are currently a limited number of authorized shares of common stock available for sale by the Company.

         The Company's authorized capital consists of 500,000,000 shares of common stock and 10,000,000 shares of preferred stock. At May 24, 2002, there were 408,782,576 shares of common stock outstanding and 77,413,000 shares of common stock reserved for future issuances under outstanding options, warrants or rights. No shares of preferred stock were outstanding. Accordingly, unless and until the Company increases its authorized common stock, only a limited number of shares of common stock are available. In this regard, the Company intends to seek authorization from its shareholders to increase its authorized common stock. However, there are no assurances that such authorization will be obtained.

         The success of the business will depend entirely upon the commercial success of the AuraGen(R) products, as the Company is not currently engaged in any other line of business.

         In 1999, the Company implemented a business restructuring in which it focused all of its resources on the successful commercialization of the AuraGen(R) product. The Company simultaneously discontinued or sold most of its then ongoing operations, including the computer peripherals, sound and ceramics operations. Because the Company has focused its business on developing a single product line, rather than on diversifying into other areas, the Company's success will be dependent upon the commercial success of the AuraGen(R) product line.

         Aura's limited operating history in its current line of business makes it difficult to predict how its business will develop and what future operating results will be.

         Aura has a limited operating history in the current line of business, which is centered on the development, manufacture and sale of the AuraGen(R) family of products. The Company faced many of the risks and uncertainties encountered by early stage companies introducing new products into a mature market. Therefore, it is difficult to predict how the business will develop in the future.

         Aura's revenues have declined significantly in recent years.

         The Company has experienced a significant decline in operating revenues over the past few years. The Company's net revenues peaked at approximately $104 million in the fiscal year ended February 28, 1998. Revenues declined to $2.5 million for the fiscal year ended February 28, 2001. Revenues in fiscal 2002 were $3.1 million. The decline in revenues is due primarily to the cessation of operations of the computer peripherals subsidiary, NewCom, Inc., in the first quarter of fiscal year 1999, and the sale of the AuraSound speaker division and ceramics operations. All of the operating revenues are now derived from the sale of the Company's AuraGen(R) products. The Company expects that all of its operating revenues will continue to be derived from AuraGen(R) sales in the foreseeable future.

         The SEC may pursue a civil action against the Company, which may lead to monetary penalties and other potential liabilities.

         Aura has been informed by the staff of the Securities and Exchange Commission ("SEC") that it intends to recommend that the SEC bring a civil action against the Company, NewCom (a former subsidiary of Aura), and certain former members of the Company's management team for violations of the antifraud and books and records provisions of the securities laws. The potential action grew out of an investigation into the financial statements for various transactions during fiscal years 1996 through 1999. The staff advised the Company that it would recommend that the SEC seek civil penalties and enjoin the companies and the individuals from future violations. The Company has engaged in conversations with the staff of the SEC regarding settlement of the matter, but no agreements have yet been reached. The Company cannot predict with certainty when or if such a settlement will occur or what the actual effects of such a settlement would be.


         RISK FACTORS RELATING TO THE COMPANY'S BUSINESS

         The market acceptance of the AuraGen(R) is uncertain.

         Aura's business is dependent upon sales generated from the AuraGen(R) family of products. This product uses new technology and has only recently been introduced into the marketplace. The Company is dependent on the broad acceptance by businesses and consumers of the Company's products. Because the Company seeks to introduce new products into a mature market, its success in penetrating this market and the timing of its development cannot be predicted. A mass market may fail to develop or it may develop more slowly than the Company anticipates. The AuraGen(R), while a new unique product with limited history in the marketplace, addresses a multi-billion dollar market for mobile generators in the 3,000 to 15,000 watt range. There can be no assurances that any new product will succeed in the marketplace.

         Market acceptance of the AuraGen(R) may be delayed due to lengthy evaluation periods.

         Because the Company's product is radically different from the traditional available mobile power solutions, users may require lengthy evaluation periods in order to gain confidence in the product. In addition, OEMs and large fleet users typically require considerable time to make changes to their planning and production, and further delays can be caused by prior commitments and schedules. No assurances can be given as to when or if the Company's product will be integrated into some of these potential large fleets and OEM users.

         Aura's business may be adversely affected by industry competition.

         The industry in which the Company operates is competitive. Many of the Company's competitors have greater financial resources, have larger budgets for research, new product development and marketing and have long-standing customer relationships. Furthermore, the Company must compete with many larger and more established companies in the hiring and retention of qualified personnel. Although the Company believes it has significant technological advantages over its competitors, realizing and maintaining such advantages will require Aura to develop customer relationships and will also depend on market acceptance of the Company's products. The Company faces substantial competition from companies that have been offering traditional solutions such as gensets for the last 50 years, creating an environment of well-entrenched suppliers and users that are not accustomed to change. In addition, the Company faces competition from companies that have offered inverters for the last 20 years. The Company's future revenues and profits will be largely dependent on the successful introduction of new products. These competitive pressures could limit market acceptance of its products. The Company may not have the financial resources, technical expertise or marketing and support capabilities to compete successfully in the future.

         The Company depends upon its intellectual property to make its products competitive, and if the Company is unable to protect its intellectual property, its business will suffer.

         The Company protects its proprietary technology by means of patent protection, trade secrets and unpatented proprietary know-how. In particular, the Company is relying on a number of patents and patent applications to protect the AuraGen(R) products from competition, which cover the basic mechanical design of the AuraGen(R) system and some components of the control system. Without patent protection the Company would be vulnerable to competition from third parties who could develop competing products through reverse engineering. The Company cannot provide assurance that the patents pending relating to the AuraGen(R) system or future patent applications will be issued or that any issued patents will not be invalidated, circumvented or challenged. A portion of the Company's proprietary technology depends upon unpatented trade secrets and know-how. Also, where the Company does not have patent protection, competitors may independently develop substantially equivalent technology or otherwise gain access to Aura's trade secrets, know-how or other proprietary information.

         Aura's future growth could be impaired if the Company is unable to increase its sales and marketing efforts.

         Aura's future revenue growth will depend, in large part, on the Company's ability to successfully expand the sales efforts. The Company may not be able to successfully manage the expansion of this function or to recruit and train additional direct sales support personnel. If the Company is unable to hire and retain additional highly skilled sales and marketing personnel, the Company may not be able to increase its revenue to the extent necessary to achieve profitability. If the Company is unable to hire highly trained support personnel, the Company may be unable to meet customer demands. Even if the Company is successful in expanding the sales capability, the expansion may not result in revenue growth or profitability.

         The Company may not be able to establish an effective distribution network or strategic OEM relationships, in which case its sales will not increase as expected.

         The Company is in the process of developing a distribution network and establishing strategic relationships with OEM customers. The Company may not be able to expand its distribution sales or identify OEM customers on a timely basis. The distributors with which the Company partners may not focus adequate resources on selling the Company's products or may otherwise be unsuccessful in selling them. In addition, the Company cannot provide assurance that it will be able to establish OEM relationships on favorable terms or at all. The lack of success of distributors or OEM customers in marketing the Company's products may adversely affect the financial condition and results of operations.

         The Company may not be able to effectively manage its growth, which would impair its profitability.

         If the Company is successful in executing the business plan, the Company will experience growth in the business that could place a significant strain on its management and other resources. Its ability to manage the growth will require Aura to continue to improve the operational, financial and management information systems, to implement new systems and to motivate and effectively manage the employees. It cannot be assured that the management team will be able to effectively manage this growth.

         The Company may experience delays in product shipments and increased product costs because it depends on third party manufacturers for certain product components.

         The Company currently has limited capability to manufacture most of the AuraGen(R) components on a commercial scale. Therefore, the Company relies extensively on subcontracts with third party manufacturers for such components. The use of third party manufacturers increases the risk of delay of shipments to the Company's customers and increases the risk of higher costs if the Company's third party manufacturers cannot make components available when required.

         Aura's suppliers and manufacturers may not supply the Company with a sufficient quantity of components or components of adequate quality, which would delay production of the Company's product.

         Although the Company generally attempts to use standard parts and components for its products, some of its components are currently available only from a single source or from limited sources. Also, the Company cannot guarantee that the parts or components that it purchases will be of adequate quality. The Company may experience delays in production of the AuraGen(R) if it fails to identify alternate vendors or if any parts supply is interrupted or reduced, or if there is a significant increase in production costs. Each of these factors could have a material adverse affect on the Company's business and operations.

I.       HISTORICAL SUMMARY

         The Company, Aura Systems, Inc., a Delaware corporation, was founded in 1987 to engage in the development, commercialization and sales of products, systems and components using its patented and proprietary electromagnetic and electro-optical technology. Since 1987 the Company's proprietary and patented technology has been developed for use in systems and products for commercial, industrial, consumer, and government use.

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

         In 1996,  the Company  acquired 100% of the  outstanding  shares of MYS
Corporation of Japan ("MYS") to expand the range of its sound products and speaker distribution network. MYS engaged in the manufacture and sale of speakers and speaker systems for home, entertainment and computers. In fiscal 2000, the Company sold MYS back to the original owners, who were part of MYS management.

         Aura anticipated that its working capital needs in fiscal 1999 would be met from a number of sources, including the repayment by NewCom of approximately $20 million of indebtedness, which was due in September 1998, and proceeds from external debt and equity financing. Due to NewCom's financial condition, it was unable to meet its obligations to Aura in September 1998, ultimately creating a significant cash shortfall to Aura. This required Aura beginning in January 1999 to refocus its operations by shutting down certain operating divisions, selling its MYS subsidiary, selling proprietary AuraSound speaker technology and assets, and leasing its Electrotec concert touring sound equipment. The Company sold the assets of its ceramics facility effective March 1, 2000. The Company also temporarily suspended the further development of certain electromagnetic projects, including the electromagnetic valve actuator (see "Aura's Other Technologies").

         In fiscal 2000, the Company entered into agreements providing for the restructuring of more than $85 million of debt and contingent liabilities. Of this amount, over $37 million was either converted into equity or forgiven. The Company is continuing to focus on debt reduction through payments, settlements and conversion into equity. By the end of February 2002 the Company's debt has declined to approximately $10.8 million of which approximately $5.2 million is the mortgage on the real estate property.

J.       AURA'S OTHER TECHNOLOGIES

         Historically, Aura developed electromagnetic and electro-optical technologies with broad applications for industrial, commercial and consumer use. These technologies were transformed into specific applications. During the Company's refocus and restructure in 1999 and 2000 most of the applications were sold or discontinued. While the Company's involvement has been temporarily suspended, Aura retains significant interest in two technology applications, electromagnetic actuators and actuated mirror array. At some time in the future the Company believes it will revive the activities in these two areas.

         Electromagnetic Actuator (EMA(TM))

         During fiscal 1995, the Company developed, built and demonstrated a new type of actuator, called the Electromagnetic Valve Actuator. The Company developed the actuator to fill the performance gap between linear actuators and solenoids. To date, the principal application of this actuator has been in its Electromagnetic Valve Actuator System ("EVA(TM)"), a patented electro-magnetically powered system that opens and closes engine valves at any user specified time interval.

         EVA(TM) is an electromagnetic actuator capable of opening and closing internal combustion engine valves, replacing the mechanical camshaft on an engine. Two major benefits arise from the EVA(TM)'s ability to open and close the valve electro-magnetically: 1) the camshaft and associated mechanical hardware can be eliminated; and 2) the opening and closing of the intake and exhaust valves can be commanded by the engine computer. Computer control of the valve timing has potentially material benefits to engine performance, fuel economy and emissions.

         In recent years, the Company entered into agreements with 15 companies to retrofit EVA(TM)'s on different types of diesel, automobile and motorcycle engines for evaluation and testing. During fiscal 1998, an EVA(TM) system was delivered to a major domestic Original Equipment Manufacturer (OEM) for the purpose of evaluating EVA(TM) for possible use in its automobile production. In fiscal 1998, the Company developed a new, more reliable servo control system that provides reduced power usage and reduced noise over the entire RPM range. In addition, the Company started work on an improved latching mechanism for EVA(TM) that will further reduce noise in the system.

         In fiscal 1999 as part of its refocus, the Company temporarily suspended its activities on further EVA(TM) development and commercialization to focus its resources on the AuraGen(R). The Company is however, pursuing licensing of this technology to third parties. The Company has not entered into any discussions for a licensing agreement for EVA(TM).

         Light Efficient Displays - Actuated Mirror Array (AMA(TM))

         Aura developed and patented a technology (a "light valve") for generation of images called the Actuated Mirror Array (AMA(TM)). The AMA(TM) utilizes an array of micro actuators in order to control tiny mirrors whose position change is used to cause a variation in intensity. The Company believes that this device could have a major impact on applications where light efficiency is paramount, such as in large screen television, movie and exhibition displays, and the testing of electro-optical devices for military or civilian use.

         Although there can be no assurances, the Company believes that the AMA(TM) can be manufactured at a competitive cost in large quantities, thus making it commercially feasible. Thus, AMA(TM) based devices are expected to potentially offer the combination of increased display intensity at a competitive production cost. The Company believes that the AMA(TM) technology has a technical advantage over other technologies in achieving higher contrast, more intensity and longer-lived elements.

         The Company entered into a license and manufacturing agreement with Daewoo Electronics Co., Ltd. ("Daewoo") to manufacture televisions and other devices based on AMA(TM) technology. Daewoo invested substantial funds to commercialize the technology. However, prior to fiscal 2001 a number of crises have caused Daewoo to be taken over by its creditors. The Company is negotiating with Daewoo about the future of the AMA(TM) technology.

K.       COMPETITION

         The Company believes that the AuraGen(R) enhances the competitiveness of the Company by giving it the ability to market technologically advanced products capable of adapting rapidly to changing market conditions. Aura's ability to compete will also depend on the continued ability to attract and retain skilled and experienced personnel and the ability to secure sufficient capital resources for the often-substantial time period between initial introduction and full market acceptance of the Company's product.

         The competition is fierce in the auxiliary power market from gensets and inverters. Gensets provide the strongest competition across the widest marketplace for auxiliary power. Gensets are large, heavy and inefficient power generation units that require external fuel, either gasoline or diesel, in order to generate electricity. Gensets are generally noisy and cumbersome to transport. Genset technology has been utilized since the 1930s and has evolved little since that time. Millions of portable gensets are sold worldwide each year to meet market demands for 1,000 watts to 10,000 watts of power. Products that achieve these power levels address the commercial, leisure and residential markets. The market for these products can be divided into two broad categories:
1) higher power, higher quality and higher price level units; and 2) lower power, lower quality and lower price level units. Cummins, Inc. (d/b/a Cummins
Onan), American Honda Motor Co. (Honda Power Equipment division) and Kohler Co. (Kohler Generators division), among others, are well established and respected brand names in the genset market for higher reliability auxiliary power generation. There are approximately 44 registered genset manufacturers in the United States.

         Inverters  convert  the  DC  electricity  stored  in  batteries  to  AC electricity, which is required by a wide range of mobile applications. Due to their low power output capabilities, inverters are typically used for applications that require less than 2,500 watts of power. Since an inverter does not generate power, the user must rely entirely on the power stored in the batteries for mobile power needs. As the batteries are drained, the user must recharge them by connecting into a grid power source, which is known as "shore power," or through gensets or other means. Vanner Incorporated and Hart Industries of America, Inc., among others, are leading suppliers in the inverter market.

         The Company believes that its ability to compete in the marketplace is based on the total economic value the AuraGen(R) delivers to the end user. The value the AuraGen(R) delivers is in its convenience, efficiency, flexibility and reliability.

         The Company believes that the total life cycle cost of an AuraGen(R) is lower than that of comparable gensets or inverters. Compared to a genset on a per kW (1,000 watts) basis, initial costs of purchasing a unit and fuel usage requirements are comparable. The most important difference is that an AuraGen(R) uses the engine of your vehicle while a genset has a separate engine of its own that will wear out and need to be replaced. Since gensets typically carry a 1-year warranty (compared with the standard 3-year AuraGen(R) warranty), the Company believes that genset engines will need to be replaced in a relatively short time and will result in a higher total life cycle cost. Inverters have comparable initial and operating costs to an AuraGen(R), but inverters require constant recharging of batteries to provide electric power. These batteries have a short life span and the user may need to buy 9 to 12 additional batteries over a 36-month period. As a result, the Company believes that the AuraGen(R) provides the lowest total life cycle cost mobile power solution.

L.       MANUFACTURING

         Aura assembles and tests the AuraGen(R) at the Company's 27,690 square foot facility in El Segundo, California with subassemblies and parts which are produced by various suppliers. The Company established these facilities with a maximum production capacity of 5,000 units per month per 8 hour operating shift. The assembly line utilized has not been used to its capacity. The Company expects that the facility utilization will increase significantly in fiscal 2003 due to increasing sales. The Company does not forecast any need to increase capacity in 2003.

M.       PRODUCT DEVELOPMENT EXPENDITURES

         During the fiscal years ended February 28, 2002, February 28, 2001, and February 29, 2000 the Company spent approximately $0.8 million, $ 0.5 million and $0.1 million, respectively, on Company research and development activities. The Company plans to continue its research and may incur substantial costs in doing so. All of the Company's R & D is currently focused on technological enhancements and product developments for the AuraGen(R).

N.       PATENTS AND INTELLECTUAL PROPERTY

         Aura's intellectual property consists of patents, trademarks and proprietary information in two technical areas: electromagnetic technology and electro-optical technology.

         In the electromagnetic technology area, the Company has developed numerous magnetic systems and designs that result in a significant increase of magnetic field density per unit volume that can be converted into useful power energy. This field density is increased by a factor of three to four which, when incorporated into mechanical devices, could result in a significant reduction in size and cost for the same performance.

         The applications of these technological advances are in mechanical machines used daily by industrial and commercial users. The Company has applied the above technology to numerous applications in industrial machines such as generators, motors and actuators.

         The U.S. Patent Office awarded the Company 29 patents applicable to automotive and industrial applications. Of the above patents, two are focused directly on the AuraGen(R), nine are for basic magnetic actuation, two are for control systems associated with controlling the magnetic fields in different configurations and sixteen are focused on the Electromagnetic Valve Actuator ("EVA(TM)") application. In addition, the Company has two patent applications pending related to its AuraGen(R) technology.

         Each of the above patents provides the Company with a competitive advantage in the control of magnetic fields for different applications and different configurations. There are two ways that electromagnetic technology can be used for generators, motors and actuators. One method uses permanent magnets, while the other uses electromagnets. The Company is building and selling the AuraGen(R) product with the imbedded magnetic technology covered in the two AuraGen(R) patents using electromagnets. The nine additional basic actuation patents cover designs where rare earth magnets could potentially be used to build similar machines. These patents provide the Company with a significant advantage in the use of either electromagnets or rare-earth magnets for the various applications. The two control patents provide the Company with a competitive advantage in specific techniques that can be used to control the magnetic energy. These types of control techniques, while wide in scope and applicable to many different configurations, are imbedded in the software used to run the AuraGen(R).

         The sixteen patents associated with EVA(TM) cover the implementation of a controlled magnetic field as applied to linear motors. Many of the same techniques are implemented in the AuraGen(R) control system, in particular, in the control of the high power board used in the new AuraGen(R) inverter module. Currently, the EVA(TM) system is not being developed further. However, numerous industrial and automotive organizations have shown interest in the EVA(TM) system. The Company believes this technology is potentially licensable.

         The Company has an additional 18 patents in electro-optical technology and a number of other patents in other fields. These patents are not related to any activity that the Company is currently pursuing.

O.       EMPLOYEES

         As of February 28, 2002, the Company employed 109 persons. As of May 29, 2002, the Company employed 76 persons. The Company believes that its relationship with its employees is good. The Company is not a party to any collective bargaining agreements.

P.       PRINCIPAL SOURCES OF REVENUES

         For the years ended February 28, 2002 and 2001, virtually all of the Company's revenues were AuraGen(R) related. For the year end February 29, 2000, ceramics products were the largest single source of revenue on a consolidated basis, constituting approximately $2.9 million or 50% of net revenues. License fees for sound related patents constituted $1.5 million, or 25.9% of revenues.

Q.       SIGNIFICANT CUSTOMERS

         The Company sold its AuraGen(R) product to four significant customers during fiscal 2002 for a total of approximately $2.4 million or 77% of net revenues. The Company expects significant increases in revenues for fiscal 2003 because of more effective sales and marketing efforts, as well as an expanded distribution network that will include numerous other customers. In addition, the Company expects to have other OEM customers in fiscal 2003.


ITEM 2.  PROPERTIES

         The Company owns a 47,000 square foot headquarters facility and an adjacent 27,690 square foot manufacturing facility in El Segundo, California for its AuraGen(R) product. These properties are encumbered by a deed of trust securing a note in the original principal amount of $5.4 million.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is engaged in the legal actions listed below. In the case of a judgment or settlement, appropriate provisions have been made in the financial statements.

     Aura  Systems  Inc.  v.  CRS  Emergency   Vehicles,   Co.,  Custom  Coaches
International and C. Ray Smith.

     On December 11, 2001 the Company filed a complaint in the United States District Court, Central District of California, against CRS Emergency Vehicles, Co., Custom Coaches International and C. Ray Smith for Breach of Contract, Conversion, Bad Faith, Fraud and Injunctive Relief (Case No. 01-10612DDP). The action arose out of a sale to defendant distributors of approximately $1.2 million of the Company's AuraGen(R) product. Despite requests for payment, no payment was received. Following service of the complaint and defendant's failure to file a responsive pleading in the time required, on January 25, 2002 the Company filed its Request to Enter Default and Application for Clerk Judgment. On February 7, 2002, however, the District Court accepted defendant's answer denying the allegations. On May 7, 2002, following discussions between the parties, the Company entered into a definitive settlement, with defendants agreeing to release or otherwise account for all of the product shipped to the Company. The parties also agreed to terminate the distributorship agreement.

         Securities and Exchange Commission

         The Company has been informed by the Staff of the SEC that it intends to recommend that the Commission bring a civil action against Aura, NewCom, Inc. (a former subsidiary of Aura), Zvi Kurtzman, Steven Veen and Gerald Papazian for violations of the antifraud and books and records provisions of the securities laws. This grew out of an investigation into the Company's financial statements for various transactions during fiscal years 1996 through 1999. The Company originally disclosed the investigation by press release in January 1999. The Staff advised the Company that it would recommend that the SEC seek civil penalties and enjoin the companies and the individuals from future violations. In addition, the SEC Staff would recommend that the SEC impose director and officer bars against Messrs. Kurtzman and Veen and a bar against Mr. Veen to prohibit his practicing as an accountant before the SEC. The Company is informed that in order to avoid potential lengthy and costly litigation the individuals have agreed to propose to settle with the SEC without admitting or denying any of the Staff's allegations. The Company has engaged in conversations with the Staff of the SEC regarding settlement of the matter, but no agreements have yet been reached. Although Aura believes that it will reach a settlement in a manner that will not have a material adverse effect on the Company's business, it cannot predict with certainty when or if such a settlement will occur or what the actual effects of such a settlement would be. The Audit Committee of the Board will conduct a full review of the Company's accounting controls and procedures.

         Other Legal Actions

         The Company is also engaged in other legal actions. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on financial conditions, results of operations or cash flow.

ITEM 4.  Submission of Matters to a vote of Security Holders

         The Company's 2001 Annual Meeting of  Shareholders  was held on October
2, 2001. At the annual meeting each of the Company's nominees were elected to serve as Directors of the Company. The election results are as follows:


                                                        For                 Withheld                Abstain
                                                    ----------             ---------                -------

            Zvi (Harry) Kurtzman                    223,220,767            23,628,732               729,361

            Stephen  Talesnick                      246,731,136              88,363                 729,361

            Carl Albert                             246,107,715              711,784                729,361

            Harvey Cohen                            245,872,673              946,826                729,361

            Salvador Diaz-Verson, Jr.               246,032,122              787,377                729,361

            Harry Haisfield                         246,111,275              708,224                729,361

            Neal Meehan                             246,105,732              713,767                729,361

            Norman Reitman                          245,906,085              913,414                729,361

            William Richbourg                       246,115,296              704,203                729,361

                                     PART II


ITEM 5.    MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         Since 1988, Aura common stock has been quoted on the Nasdaq Stock Market under the trading symbol "AURA". On May 21, 1991, Aura shares became listed on the Nasdaq National Stock Market.

         On July 21, 1999, the Company's shares were delisted from Nasdaq National Market. This action was taken as a result of the Company's failure to meet the minimum $1.00 bid price and other requirements as stated in the Market Place Rules. On February 1, 2001, the Company's shares were listed on the OTC Bulletin Board under the symbol "AURA".

         Set forth below are high and low sales prices for the common stock of Aura for each quarterly period in each of the two most recent fiscal years. Such quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not necessarily represent actual transactions in the common stock. The Company had approximately 9,600 stockholders of record as of May 24, 2002.

   Period                                                                                  High                    Low
                                                                                          -----                   -----
      Fiscal 2001
         First Quarter ended May 31, 2000                                                 $0.64                   $0.24
         Second Quarter ended August 31, 2000                                             $0.52                   $0.20
         Third Quarter ended November 30, 2000                                            $1.19                   $0.34
         Fourth Quarter ended February 28, 2001                                           $0.53                   $0.29

   Period                                                                                  High                    Low
                                                                                          -----                   -----
      Fiscal 2002
         First Quarter ended May 31, 2001                                                 $0.78                   $0.37
         Second Quarter ended August 31, 2001                                             $0.76                   $0.50
         Third Quarter ended November 30, 2001                                            $0.59                   $0.36
         Fourth Quarter ended February 28, 2002                                           $0.45                   $0.28

       On May 24, 2002, the reported closing sales price for the Company's common stock was $0.235.

         Dividend Policy
         The Company has not paid any dividends on its common stock and currently intends to retain any future earnings for use in its business. The Company does not anticipate paying any dividends on its common stock in the foreseeable future but has no restrictions preventing it from paying dividends.

         Changes in Securities and Use of Proceeds
         During the fourth quarter of fiscal 2002, 9,309,744 shares of common stock were issued in connection with a private placement to three investors, resulting in aggregate proceeds of approximately $2,744,800.

         During the fourth quarter of fiscal 2002, 687,178 shares of common stock were issued as finder's fees for private placements.

         During the fourth quarter of fiscal 2002, 48,993,780 shares were issued to satisfy liabilities in the amount of $16,751,606.

         All of the foregoing transactions were exempt from registration pursuant to section 4(2) of the Securities Act of 1933 as amended (the "Securities Act") as these offerings were private placements to a limited number of "accredited investors" (as defined in the Securities Act).

ITEM 6.       SELECTED FINANCIAL DATA

     The following Selected Financial Data has been taken or derived from the audited consolidated financial statements of the Company and should be read in conjunction with and is qualified in its entirety by the full consolidated financial statements, related notes and other information included elsewhere herein. The data for fiscal 1999 and 1998 has been restated to reflect discontinued operations.

                       AURA SYSTEMS, INC. AND SUBSIDIARIES


                                                      February 28,     February 28,     February 29,    February 28,   February 28,
                                                          2002             2001             2000            1999           1998
                                                      ------------     ------------     ------------    ------------   ------------
Net revenues                                            $3,116,295       $2,512,508       $5,788,221     $53,650,025   $103,939,641
Cost of goods sold                                       1,480,736        1,216,637        1,957,854      83,344,562     58,045,370
                                                        ----------        ---------        ---------      ----------     ----------
Gross profit (loss)                                      1,635,559        1,295,871         3,830,367    (29,694,537)    45,894,271


Expenses:
   Engineering expenses                                  9,924,298        8,214,981        11,466,449      47,092,632    13,729,152
   Research and development                                810,949          547,812           148,443       1,996,198       475,992
   Selling, general and administrative expenses         10,006,844       12,695,833        10,725,397      64,131,074    35,266,048
   Class action litigation & other legal settlements    (2,750,000)       1,512,769           427,091       7,717,518     1,700,000
   Settlement on accounts payable                         (651,685)      (1,046,324)        2,350,671              --            --
                                                        -----------      -----------        ----------     ----------     ---------
         Total expenses                                 17,340,406       21,925,071        25,118,051     120,937,422    51,171,192
                                                        ----------       ----------        ----------     -----------    ----------

Loss from operations                                   (15,704,847)     (20,629,200)      (21,287,684)   (150,631,959)   (5,276,921)
Other (income) and expense
   Interest expense                                      2,495,551        2,263,916         4,476,690       11,679,701    6,450,741
   Impairment of long-lived assets                       9,095,393          240,000                --        5,838,466           --
   Termination of license agreements                            --               --                --               --    3,113,030
   (Gain) loss on disposal of assets                        65,823       (1,756,746)           93,638          925,525           --
   (Gain) loss on sale & issuance of subsidiary
       stock and investments                                    --               --                --       4,877,839   (12,632,265)
   Equity in losses of unconsolidated joint ventures            --               --                --       6,268,384     1,937,747
   Other                                                  (535,179)        (446,399)       (1,454,641)       (906,921)     (220,291)
Provision (benefit) for taxes                                   --               --                --         566,635    (1,275,555)
Minority interest                                               --               --                --     (36,934,376)      946,405
 Loss in excess of basis of subsidiary                          --               --                --      (8,080,695)           --
                                                         ----------      -----------       ----------      -----------    ----------
Loss from continuing operations                        (26,826,435)      (20,929,971)     (24,403,371)   (134,866,517)   (3,596,733)

Discontinued operations:
   Loss from discontinued operations, net of income
     taxes                                                      --               --        (4,131,501)    (14,875,065)   (8,038,807)
Extraordinary Item
   Gain on extinguishment of debt obligations, net of
    income taxes                                           1,889,540             --        19,068,916              --            --
                                                          ----------      ----------       -----------    -------------   ----------
Net loss                                               $ (24,936,895)   $(20,929,971)    $ (9,465,956)  $(149,741,582) $(11,635,540)
Other comprehensive loss, net of taxes                            --              --               --        (406,574)           --
                                                          ----------      ----------       -----------    ------------    ----------
Comprehensive loss                                     $ (24,936,895)   $(20,929,971)    $ (9,465,956)  $(150,148,156) $(11,635,540)
                                                       ==============   =============    =============  =============   ============

Net loss per common share                                 $    (0.08)     $    (0.08)      $    (0.08)     $    (1.74)    $   (0.15)
                                                         ===========      ===========      ===========     ===========   ===========
 Loss from continuing operations per common share         $    (0.08)     $    (0.08)      $    (0.20)     $    (1.57)    $   (0.05)
                                                         ===========      ===========      ===========     ===========    ==========
 Loss from discontinued operations per common share         $     --       $      --       $    (0.03)     $    (0.17)    $   (0.10)
                                                         ===========      ===========      ===========     ===========    ==========
 Extraordinary income per common share                      $     --       $      --       $     0.15      $       --     $      --
                                                         ===========      ===========      ===========     ===========    ==========

   Weighted average number of common shares              327,587,590      261,568,346      124,294,051      85,831,688   79,045,290
                                                         ===========      ===========      ===========     ===========    ==========
Working capital                                           (2,512,553)      (5,105,345)         826,213      (4,869,876)  78,143,895
Total assets                                              28,761,990       45,278,043       56,122,538      90,143,392  227,302,629
Total debt                                                10,895,466       38,485,108       48,756,226      34,236,944   33,968,393
Net stockholders' equity (deficit)                        12,652,733        2,045,035        1,516,008     (13,653,657) 116,901,868


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward  Looking  Statements

     Statements in this report, including those concerning the Company's expectations of future sales revenues, gross profits, research and development, sales and marketing, and administrative expenses, product introductions and cash requirements include forward-looking statements. As such, actual results may vary materially from the Company's expectations. Factors which could cause actual results to differ from expectations include, but are not limited to, the following risks and contingencies: changed business conditions in the industrial and automotive industries and the overall economy; increased marketing and manufacturing competition and accompanying price pressures; contingencies in initiating production along with their potential under utilization, resulting in production inefficiencies and higher costs and start-up expenses.

     Relating to the above are potential difficulties or delays in the development, production, testing and marketing of products, including, but not limited to, a failure to ship new products and develop technologies when anticipated. Manufacturing economies may fail to develop when planned, products may be defective, and customers may fail to accept the products in the marketplace.

     In addition to these factors, risks and contingencies may exist as to the amount and rate of growth in the Company's selling, general and administrative expenses, and the impact of unusual items resulting from the Company's ongoing evaluation of its business strategies, asset valuations and organizational structures. The impact on the Company's business of any large order could entail fluctuating results from quarter to quarter.

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

Results of Operations Fiscal 2002 as Compared to Fiscal 2001

     Revenues

     Net revenues in fiscal 2002 increased to $3.1 million from $2.5 million in fiscal 2001, an increase of 24%. Virtually all sales related to the AuraGen(R) product and related services. The increase in revenue was due to a greater acceptance of the AuraGen(R) in the marketplace as well as the increasing sales activity through the Company's distributors.

     Although inventory levels are high in relation to current year sales volume, the Company's net inventory is currently comprised solely of AuraGen(R) related items. While most of the inventory is approximately two years old, there have been no significant changes to the product which would render the net value of the inventory as obsolete. The Company fully expects that with increasing sales, the inventory levels in relation to sales will be reduced.

     Cost of Goods

     Cost of goods increased to $1.5 million from $1.2 million in the prior fiscal year primarily as a result of the increase in AuraGen(R) revenues. The gross margin in each year was approximately 52%. The Company expects a gross margin of at least 50% in fiscal 2003.

     Engineering Expense

     Engineering expense for fiscal 2002 increased to $9.9 million from $8.2 million in the prior fiscal year. Labor and labor related costs amounted to $4.1 million in fiscal 2002, an increase of $1.5 million from $2.6 million in fiscal 2001. Included in engineering expense is $4.9 million in depreciation compared to $4.8 million in the prior fiscal year. Aura anticipates that engineering expenses will decrease substantially in fiscal 2003 due to ongoing cost reduction measures taken by the Company's management.

     Research and Development

     Research and development expense for fiscal 2002 increased to $0.8 million from $0.5 million in fiscal 2001. This is a result of the Company focusing its efforts on developing commercial applications in order to market and sell the AuraGen(R). The Company, in the latter part of fiscal 2001, began to once again expand its research and development activities in order to expand its line of AuraGen(R) products. The Company expects these expenses to remain constant as the Company focuses its attention on developing more variations of the basic AuraGen(R), including, but not limited to, the 6kW, 10kW, 25kW, AC/DC versions, and marine and other applications.

     Selling, General and Administrative

     Selling, general and administrative expenses were $10.0 million in fiscal 2002. This was a decrease of $2.7 million (21%) compared to the expense of $12.7 million in fiscal 2001. The decrease was primarily due to a reduction in legal costs of approximately $1.2 million. Also included in the prior year costs was a $1.3 million bad debt charge associated with non-AuraGen(R) business lines, which the Company has discontinued. Sales and marketing expenses were slightly lower in 2002 compared to 2001. Aura expects the general and administrative expenses to decrease in 2003 as a result of the ongoing cost reduction measures in place. However, these savings will be offset by substantially more costs incurred for sales and marketing expenses.

         Impairment Charges

     Impairment charges increased by $8.9 million, from $0.2 million in fiscal 2001 to $9.1 million in 2002. It is the Company's practice under Statement of Financial Accounting Standards No. 144 to review the valuation of its long-lived assets at least annually. Certain events occurred in the fourth quarter of fiscal 2002 which impacted the financial statements. The increase in the 2002 expense recognized was primarily due to non-cash charges incurred relative to the impairment of certain long-lived assets. In fiscal 2002, these asset impairment charges included non-core investments of $1.4 million, engineered tooling for Aura products amounting to $4.6 million, and trade credits of $3.1 million. In 2001, a reserve against a long term investment was recorded amounting to $0.2 million.

         Settlements, Net

     Legal settlements resulted in a gain of $2.8 million in 2002 compared to a loss of $1.5 million in 2001. The 2002 gain resulted from settlements with Excalibur of $2 million and Deutsche Financial of $1.2 million. These settlement gains were partially offset by a litigation loss of $400,000 resulting from a NewCom consumer class action suit. In 2001, the Company recognized losses relative to various lawsuits which were settled. The Company recognized a gain in 2002 on settlement of accounts payable amounting to $0.7 million compared to a gain of $1.0 million in 2001.

         Interest Expense

     Interest expense increased slightly from $2.3 million in fiscal 2001 to $2.5 million in fiscal 2002. Due to the elimination of a significant amount of Aura's interest bearing debt, the interest expense will decrease significantly in fiscal 2003.

         Other Income (Expense), Net

     Other income, net amounted to $0.5 million in fiscal 2002 compared to $0.4 million in fiscal 2001. The increase of $0.1 million was primarily due to an increase in other income for a gain of $1.3 million relative to a transaction fee, partially offset by an increase in other expenses of $1.1 million for the liability recognized on future severance payments to the former management.

         Extraordinary Item

         The extraordinary gain resulted from the forgiveness of debt by certain of the Company's creditors in the third quarter for approximately $0.9 million and in the fourth quarter for approximately $1.0 million. For further information regarding this item, see "Liquidity and Capital Resources," and Note 23 to the Company's Consolidated Financial Statements, appearing elsewhere in this Report.

         Fiscal 2001 as Compared to Fiscal 2000

     Revenues

         Net revenues in fiscal 2001 totaled $2.5 million. In fiscal 2001 virtually all sales were AuraGen(R) related, up from $0.8 million in AuraGen(R) related sales in fiscal 2000. Overall net revenues declined in 2001 from $5.8 million in fiscal 2000 as approximately $2.9 million, or 50% of fiscal 2000 revenues were derived from the ceramics facility, with an additional $1.5 million, or 25.9% derived from license fees pertaining to sound related patents. The assets of the ceramics facility were sold effective March 1, 2000.

         Cost of Goods

         Cost of goods for the year ended February 28, 2001 was $1.2 million, applicable almost entirely to the AuraGen(R) product, resulting in a gross margin of approximately 52%. Cost of goods in the prior year was $2.0 million, resulting in a gross margin of 54%, after excluding the effects of the $1.5 million license fee noted above.

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

     In fiscal 2001, the Company reclassified certain costs that had been characterized as overhead costs and included in cost of sales. These items were primarily engineering and facility related and have now been classified as engineering expenses in the operating expense category. This was done to more accurately reflect the actual cost of the product sold and provide a gross profit presentation based on the sale of the product itself. This has resulted in a change in the reported gross margins for fiscal 2000 from a negative 131.9% to a positive 66.2%.

     Research and Development

     Research and development expenses increased from approximately $0.1 million in fiscal 2000 to approximately $0.5 million in fiscal 2001. The Company, in the latter part of fiscal 2001, began to once again expand its research and development activities in order to expand its line of AuraGen(R) products. The Company expects these expenses to continue to grow as the Company focuses its attention in developing more variations of the basic 5kW AuraGen(R), including, but not limited to, the 6kW, 8.5kW, 10kW, 25kW, AC/DC versions, inverter and battery charger versions, and marine and other applications.

     Selling, General and Administrative

     Selling, general and administrative expenses were $12.7 million in fiscal 2001. The increase in these expenses from $10.7 million in the prior year was primarily a result of an increase in legal costs of approximately $1.2 million, and an increase in depreciation and amortization of approximately $1.1 million partially offset by a decrease of $600,000 as a result of the sale of the assets of the ceramics facility. Also included in the fiscal year 2001 expenses is a bad debt charge of $1.3 million associated with non-AuraGen(R) related lines of business the Company is no longer engaged in. This compares to bad debts of $163,000 in the prior fiscal year. Additionally, in the latter part of fiscal 2001, the Company began to increase its sales staff and other sales and marketing expenses.

     Other Income and Expense

     In fiscal 2001, other income and expense primarily consisted of a gain of $1,756,746 recorded on the sale of the assets of the ceramics facility and net interest expense of $2,263,916. In fiscal 2000 other income and expense primarily consisted of $93,638 in net losses on disposal of assets, interest expense of $4,476,690, interest income of $357,014 and rent income of $700,513.

     Liquidity and Capital Resources

     Working capital was a negative $2.5 million at February 28, 2002 compared to a negative $5.1 million at February 28, 2001. The negative working capital at February 2002 was a result of the reclassification of inventory from current to long-term for that portion not expected to be used within one year. The negative working capital at February 28, 2001 was primarily the result of the $5.5 million litigation liability with DFS which was reclassified to a current liability due to a settlement reached subsequent to year end. This liability was satisfied in the first quarter of fiscal 2002 with the issuance of 10,000,000 shares of Aura common stock valued at $4,000,000 and the payment of $350,000 in cash, resulting in a gain of $1.2 million.

     The Company's cash and cash equivalents balance was $1.1 million at February 28, 2002 compared to $1.3 million at February 28, 2001. The net cash used by operating activities in fiscal 2002 decreased by approximately $4.6 million from the prior year. The fiscal 2002 net loss was $24.9 million, and $15.0 million of that loss related to non-cash charges for depreciation, amortization and asset impairments. Whereas in fiscal 2001, the net loss was $20.9 million and the similar non-cash charges were $7.9 million.

     In fiscal 2002, net cash of $0.1 million was used for investing activities that included $0.3 million spent for property, plant and equipment partially offset by $0.2 million cash received on the Alpha Ceramics note receivable from the sale of the Company's ceramics facility in fiscal 2001. In fiscal 2001, investing activities provided $3.8 million of net cash primarily due to the payment of the MYS and Algo notes receivable.

     During fiscal 2002, the Company received net proceeds of $13.3 million from the sale of its common stock through private placements compared to $12.4 million in the prior year. Current year financing activities also included proceeds of $500,000 from two short term loan agreements entered into with a member of the Board of Directors, one of which was repaid during the third quarter of fiscal 2002 and the other was repaid in March 2002, and approximately $28,000 from the exercise of warrants and stock options. Debt repayments of $5.1 million, including $2.0 million on the line of credit, were made in fiscal 2002, an increase over the $1.8 million of debt paid down in the prior year.

     During fiscal 2002, the Company restructured $16.2 million of debt and related accrued interest into 46,112,771 shares of common stock valued at $15.2 million, resulting in a pre-tax extraordinary gain for the early extinguishment of debt of $1 million. An indeterminate number of additional shares will be issuable in the future as a result of guaranteed share repricing agreements should the Company sell common stock at less than $0.20 per share through February 2003.

     At February 28, 2001, the Company was in violation of its loan covenants on its line of credit. The Company received a waiver from the bank for these violations and paid the remaining balance when due in July 2001.

     Spending for property and equipment amounted to $255,733 in fiscal 2002, $38,200 in fiscal 2001, and $16,103 in fiscal 2000. The additions are due to purchases of equipment which are necessary in connection with research and development activities, services performed under various subcontracts and manufacturing requirements.

     Current  fixed  monthly   expenses   company  wide  average   approximately
$1,000,000 principally for labor, materials, overhead, travel and professional fees.

     The Company leases warehouse space located in Rancho Dominguez, California. Minimum monthly rent under the lease approximates $3,900. Rent expense was approximately $0.1 million for fiscal 2002, $0.1 million for fiscal 2001, and $0.9 million for fiscal 2000.

     The cash flow generated from the Company's operations to date has not been sufficient to fund its working capital needs, and the Company does not expect that operating cash flow will be sufficient to fund its working capital needs in fiscal 2003. In the past, in order to maintain liquidity the Company has relied upon external sources of financing, principally equity financing and private and bank indebtedness. The Company expects to fund any operating shortfall in the current fiscal year from cash on hand and third party financings in order to continue its operations. Currently, the Company has no commitments from third parties to provide additional financing. The Company has no assurances that third party funding will be available at the times or in the amounts required. If future financing involves the issuance of equity securities, existing stockholders may suffer dilution in net tangible book value per share. The limited availability of funds could have a material adverse effect on the Company's financial statements, results of operations and the ability to continue or expand operations.

     Recent Developments and Outlook

     Results of operations in the fourth quarter of 2002 reflect weakness in sales, which has continued into the first quarter of 2003. The Company believes that this weakness reflects a combination of factors. To some extent, sales have been impacted by a general slowdown of the overall economy and the general economic effect of the events of September 11, 2001. The economic downturn has had a significant impact on the telecommunications industry, which is a significant target market for the AuraGen(R) products. In addition, the Company also believes that the recent management transition has had an impact on results of operations during the past few months. In particular, the Company's former Vice President of Sales and Marketing since August 2000 left the Company in December 2001. In addition, in December 2001 Aura and six former members of the Company's senior management, including the Chief Executive Officer, President, and Chief Financial Officer, entered into agreements providing for the termination of their employment with the Company effective February 28, 2002. The Company believes that the disruption of continuity attendant to the transition process has adversely affected the day-to-day operations of the Company in recent months.

     Effective March 2002, the Company retained Joshua Hauser as the Company's President and Chief Executive Officer and Steven Burdick as the Company's Chief Financial Officer. Both Messrs. Hauser and Burdick bring a wealth of knowledge and experience to the Company which is expected to benefit the Company's operations going forward in Fiscal 2003 and beyond. In addition, the Company has retained Craig B. Lipus as the Company's new Vice President of Sales and Marketing effective June 2002, filling the vacancy created in December 2001. The Company believes that with a new and experienced management team in place it will be able to more effectively exploit the commercialization of the AuraGen family of products.

     Since March 1, 2002, in order to fund working capital requirements, the Company has raised approximately $4.2 million through the sale of its common stock in private placements to existing shareholders of the Company, including two members of the Company's Board of Directors. As discussed above under "Liquidity and Capital Resources," the Company anticipates that it will continue to be dependent on third party financing through at least the remainder of the Fiscal year in order to maintain operations and to finance future growth. The ability of the Company to execute its business plan will depend, in part, on the availability of adequate working capital. With adequate working capital, the Company expects that AuraGen(R) sales and revenues should increase in fiscal 2003 compared with the prior fiscal year.

     ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         At February 28, 2002, the Company did not have any derivative instruments which created exposure to market risk for interest rates, foreign currency rates, commodity prices or other market price risks. The Company's long term notes receivable and long term debt obligations all bear interest at fixed rates and, therefore, have no exposure to interest rate fluctuations.


     ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See Index to Consolidated Financial Statements at page F-1.


     ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On August 23, 2000, the Company received a notice of resignation from its independent auditors, Pannell Kerr Forster, Certified Public Accountants, a Professional Corporation ("PKF"). The Company had been informed by PKF that their decision was solely due to business reasons. Having served as the independent auditors of the Company since 1992, PKF never had nor does it currently have any disagreements with the Company on any matter of accounting principles or practices, financial statement disclosure, auditing scope or procedure or any reportable events. The auditor's reports on the financial statements during its entire engagement period did not contain any adverse opinion or disclaimer of opinion and have not been qualified or modified as to uncertainty, audit scope or accounting principles except for fiscal years 1999 and 2000 when the audit reports were modified with a going concern uncertainty.

     PKF fully cooperated with the auditor selection and transition process, which was completed on January 9, 2001 when the firm Singer Lewak Greenbaum & Goldstein LLP was engaged by the Company's Board of Directors.

     Unrelated to its decision and pursuant to SEC rules, under Item 304(a)(1)(v)(C)(1)(i) of Regulation S-K, PKF also advised that information had come to its attention which, if further investigated, may materially impact the fairness or reliability of previously issued audit reports or the underlying financial statements of Aura Systems, Inc. and Subsidiaries. The information concerning officer loans, which took place in fiscal 1997, was contained in court filings of the SEC in regards to the Staff's response to an SEC investigation, reported publicly by the Company in a press release dated January 20, 1999.

     The Company does not believe that the matters referred to above will have a material effect on the Company's future financial condition or results of operations.

                                    PART III


     ITEM 10. DIRECTORS AND OFFICERS OF THE COMPANY

     Directors

     The following table sets forth all of the current Directors, their age, and the office they hold with the Company. All Directors hold office until the next annual meeting of stockholders of the Company and until their successors have been duly elected and qualified.


    Name Age Title
    Carl Albert......................... 60 Chairman, Board of Directors
    Stephen Talesnick................... 52 Vice Chairman, Board of Directors, Member of Compensation Committee
    Harvey Cohen........................ 68 Director, Member of Audit Committee
    Lawrence Diamant.................... 60 Director, Member of Compensation Committee
    Salvador Diaz-Verson, Jr............ 49 Director, Member of Compensation Committee
    Neal Meehan......................... 60 Director, Member of Audit Committee
    John Pincavage...................... 58 Director, Member of Audit Committee
    Norman Reitman...................... 77 Director, Member of Audit Committee


     CARL ALBERT is the Chairman of the Board of Directors effective March 1, 2002. He has been a Director of the Company since July 10, 2001. Mr. Albert was, until February 2002, a member of the Board of Directors of Fairchild Dornier Corporation, a privately held company in the business of manufacturing aircraft. Mr. Albert held a significant interest in Fairchild Dornier Corporation from 1990, when he provided the venture capital necessary for acquiring ownership control of the company's predecessor corporation, Fairchild Aircraft, until April 2000 when the majority interest in the company was sold. From 1996 through April 2000, following Fairchild Aircraft's purchase of Daimler-Benz's 80% interest in Dornier, he was the Chairman of the Board of Directors of Fairchild Dornier Corporation, its Chief Executive Officer and the majority stockholder. Mr. Albert was the Chairman of the Board of Directors of Fairchild Aircraft, its Chief Executive Officer and the majority stockholder from 1990 through 1996. From 1986 through 1989, he provided venture capital and served as the CEO or President of a California based regional airline, West Wings Airlines, which operated as an American Eagle franchisee until acquired by the parent of American Airlines in 1988. Mr. Albert's business experience includes 18 years as an attorney, specializing in business and corporate law in Los Angeles, California. He also serves and has served as a Member of the Board of Directors of a number of privately and publicly held corporations, including Dr. Pepper Bottling Company of California, K & K Properties, Ozark Airlines and Tulip Corporation. Mr. Albert holds a B.A. from UCLA in political science and an L.L.B. from the UCLA School of Law.

     STEPHEN TALESNICK is Vice Chairman of the Board of Directors and has served in this capacity since January 2001. He originally joined the Board of Directors in September 1999. Mr. Talesnick has owned and maintained a private law practice since 1977, which is presently located in Beverly Hills, California. Mr. Talesnick specializes in business and financial transactions in addition to entertainment industry related matters. He originally practiced as an associate in the New York law firm of White & Case. In 1992, Mr. Talesnick became a financial advisor in the financial services industry and is registered with the Securities and Exchange Commission. Mr. Talesnick is a graduate of The Wharton School of Finance and Commerce at the University of Pennsylvania and received his Juris Doctor degree from Columbia University School of Law.

     HARVEY COHEN is a Director of the Company and has served in this capacity since August 1993. Mr. Cohen is President of Margate Advisory Group, Inc., an investment advisor registered with the Securities and Exchange Commission, and a management consultant since August 1981. Mr. Cohen has consulted with the Company on various operating and growth strategies since June 1989 and assisted in the sale of certain of the Company's securities. From December 1979 through July 1981, he was President and Chief Operating Officer of Silicon Systems, Inc., a custom integrated circuit manufacturer which made its initial public offering in February 1981 after having raised $4 million in venture capital in 1980. From 1975 until 1979, Mr. Cohen served as President and Chief Executive Officer of International Communication Sciences, Inc., a communications computer manufacturing start-up company for which he raised over $7.5 million in venture capital. From 1966 through 1975, Mr. Cohen was employed by Scientific Data Systems, Inc. ("S.D.S."), a computer manufacturing and service company, which became Xerox Data Systems, Inc. ("X.D.S.") after its acquisition by Xerox in 1969. During that time, he held several senior management positions, including Vice President-Systems Division of S.D.S. and Senior Vice President-Advanced Systems Operating of the Business Planning Group. Mr. Cohen received his B.S. (Honors) in Electrical Engineering in 1955 and an MBA from Harvard University in 1957.

     LAWRENCE DIAMANT is a Director of the Company and has served in this capacity since April 2002. He is a senior partner of the Los Angeles based law firm Robinson, Diamant & Wolkowitz, a professional corporation. Mr. Diamant is a member of the State Bar of California and of the American Bar Association Business Law Section Committees on Banking Law, Commercial Financial Services and Business Bankruptcy. He has served as a reporter for its Ethics Task Force sub-section and currently serves as a sub-committee vice chair on Courts, Jurisdiction, Venue and Administration. Mr. Diamant has also served as Chairman of the Los Angeles County Bar Association Executive Committee on Commercial Law and Bankruptcy and is a member of the Financial Lawyers Conference. Mr. Diamant is a graduate from UCLA School of Law.

     SALVADOR DIAZ-VERSON, JR.. is a Director of the Company and has served in this capacity since September 1997. Mr. Diaz-Verson is the founder, and since 1991 has been the Chairman and President, of Diaz-Verson Capital Investments, Inc., an Investment Adviser registered with the Securities and Exchange Commission. Mr. Diaz-Verson served as President and Member of the Board of Directors of American Family Corporation (AFLCAC Inc.), a publicly held insurance holding company, from 1979 until 1991. Mr. Diaz-Verson also served as Executive Vice President and Chief Investment Officer of American Family Life Assurance Company, subsidiary of AFLCAC Inc., from 1976 through 1991. Mr. Diaz-Verson is a graduate of Florida State University. He is currently a Director of the Board of Miramar Securities, Clemente Capital Inc., Regions Bank of Georgia and The Philippine Strategic Investment Holding Limited. Since 1992, Mr. Diaz-Verson has also been a member of the Board of Trustees of the Christopher Columbus Fellowship Foundation, appointed by President George Bush in 1992, and re-appointed by President Clinton in early 2000.

     NEAL MEEHAN is a Director of the Company and has served in this capacity since October 2000 following appointment by resolution of the Board of Directors, pursuant to the Bylaws of the Corporation. Mr. Meehan's business career spans the transportation and telecommunications sectors. He is currently Managing Partner of air2ground, LLC and is involved in business development and strategic planning for start-up and mature companies. He has served as President and Chief Executive Officer of a number of airlines including New York Air, Midway Airlines, Chicago Air and Continental Express. He has also served in various marketing and operations capacities for American Airlines and Continental Airlines. In addition, he has served in various senior capacities for a number of telecommunications firms including In-Flight Phone Corp., Iridium LLC and Hush Communications USA, Inc., a firm specializing in data encryption. After a successful career in the United States Marine Corps, Mr. Meehan received his MBA from St. Johns University. Mr. Meehan is also the recipient of an honorary doctorate from St. Johns University in Commercial Science.

     JOHN PINCAVAGE is a Director of the Company and has served on the Board of Directors since March 1, 2002. Mr. Pincavage is a Chartered Financial Analyst with many years of experience on Wall Street. Since 1999, he has been the President and founder of Pincavage & Associates, LLC, a consulting and financial advisory firm for the aviation industry. From 1995 to 1999, he was the executive director for equity research at Warburg Dillon Read, LLC, a Partner and Director at the Transportation Group, LLC heading research efforts from 1989 to 1995, Executive Vice President - Research at Paine Webber Incorporated from 1975 to 1989, and Vice President - Research at Blyth Eastman Dillon from 1971 to 1975. Mr. Pincavage is a member of the New York Society of Securities Analysts and has served on numerous boards including the Board of Directors of the Virginia Engineering Foundation. He holds a Bachelor degree in Aerospace Engineering and an MBA, both from University of Virginia.

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

         Officers

         Listed below are Executive Officers of the Company who are not Directors or nominees, their ages, titles and background information. Executive officers serve at the discretion of the Board.

        Name                                  Age   Position
        Joshua Hauser.......................  56    President and Chief Executive Officer
        Steven Burdick......................  38    Senior Vice President, Chief Financial Officer
        Michael Froch.......................  40    Senior Vice President, General Counsel and Secretary
        Jacob Mail..........................  51    Senior Vice President, AuraGen(R)Operations

     JOSHUA HAUSER is the Company's President and Chief Executive Officer effective March 1, 2002. He is a senior executive with demonstrated success in business/product development for both domestic and international operations. Mr. Hauser is a goal-oriented leader with a record of positioning companies for growth and expansion. He has over 30 years experience in the power control systems industry. From 1999 through 2002, he was a management consultant. Prior to that, he was President of Siebe Power Controls, a division of Siebe plc, with full profit and loss responsibility for a global power systems business employing 6,500 people in 13 locations. Mr. Hauser holds both Bachelor and Master degrees in Electrical Engineering, both from Columbia University.

     STEVEN BURDICK is the Company's Senior Vice President and Chief Financial Officer effective March 1, 2002. He is a CPA and a senior financial executive with experience working with both publicly traded and private companies. Mr. Burdick was most recently Chief Financial Officer of TRW Ventures from 2000 through 2002, and prior to that was a Senior Manager at Ernst & Young LLP. He received a BS in Accounting from Santa Clara University.

     MICHAEL FROCH is Senior Vice President, General Counsel and Secretary of the Company and has served as General Counsel since March 1997 and as Secretary since July 1997. He joined the Company in 1994 as its corporate counsel. From 1991 through 1994, Mr. Froch was engaged in private law practice in California. Mr. Froch is admitted to the California and District of Columbia bars. He received his Juris Doctor degree from Santa Clara University School of Law in 1989, during which time he served as judicial extern to the Honorable Spencer M. Williams, United States District Judge for the Northern District of California. He received his A.B. degree from the University of California at Berkeley in 1984, serving from 1982 through 1983 as Staff Assistant to the Honorable Tom Lantos, Member of Congress, presently the Ranking Member of the Committee on International Relations of the United States House of Representatives.

     JACOB MAIL is Senior Vice President AuraGen(R)Operations. He has served in this capacity since 1995. Mr. Mail served over 20 years at Israeli Aircraft Industries. While at Aura, Mr. Mail has identified, negotiated and contracted all the supply chain arrangements for the AuraGen(R). In addition, Mr. Mail implemented programs to monitor and project needs for production schedules and provide full traceability of all components. Mr. Mail is responsible for the implementation of the "Call Home" programs, which provides the Company with a user database for every AuraGen(R)installed in a vehicle. In addition to the manufacturing and infrastructure implementations, Mr. Mail is also responsible for all engineering and vehicle integration as well as customer service and training. He holds a B.S. degree in Mechanical Engineering from the Technion and a Master degree from the University of Tel Aviv.

         Change in Management

     In December 2001, the Company and six former members of the Company's senior management, including Zvi Kurtzman, the former Chief Executive Officer, Gerald Papazian, the former President and Steven Veen, the former Chief Financial Officer, entered into agreements providing for the termination of their employment with the Company effective February 28, 2002.

     Effective March 2002, the Company retained Joshua Hauser as the Company's President and Chief Executive Officer and Steven Burdick as the Company's Chief Financial Officer. Both Messrs. Hauser and Burdick bring a wealth of knowledge and experience to the Company which is expected to benefit the Company's operations going forward in fiscal 2003 and beyond. In addition, the Company has retained Craig B. Lipus as the Company's new Vice President of Sales and Marketing effective June 2002, filling the vacancy created in December 2001. The Company believes that with a new and experienced management team in place it will be able to more effectively exploit the commercialization of the AuraGen(R) family of products.

     Family Relationships

     None.

     Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's officers and Directors, and beneficial owners of more than ten percent of the common stock, to file with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc. reports of ownership and changes in ownership of the common stock. Copies of such reports are required to be furnished to the Company. Based solely on its review of the copies of such reports furnished to the Company, or written representations that no reports were required, the Company believes that for the fiscal year ended February 28, 2002, all filing requirements applicable to its officers, directors, and ten percent beneficial owners were satisfied except that Messrs. Cohen and Diaz-Verson did not timely file a single Form 5 with two transaction acquisitions reported.

ITEM 11.        EXECUTIVE COMPENSATION

     Cash Compensation For Executives

     The following table summarizes all compensation paid to the Company's Chief Executive Officer, and to the four most highly compensated executive officers of the Company other than the Chief Executive Officer whose total compensation exceeded $100,000 during the fiscal year ended February 28, 2002. Each of the individuals named in the table ceased to be executive officers as of February 28, 2002.

                           SUMMARY COMPENSATION TABLE

                                                  Annual                       Long Term                 All Other
                                              Compensation(1)              Compensation Awards         Compensation(2)
                                               --------------               ------------------         ---------------
Name and Principal Position           Year            Salary                   Options/SARs
                                      ----            ------                    -----------
  Zvi (Harry) Kurtzman (1)            2002            $385,000                    7,718,750                         $0
  Chief Executive Officer             2001             385,000                    4,500,000                          0
                                      2000             386,232                        0                              0

  Gerald S. Papazian (1)              2002            $210,000                    2,268,750                         $0
  President and Chief Operating       2001             210,000                    1,000,000                      2,029
  Officer                             2000             217,777                        0                              0

  Arthur J. Schwartz (1)              2002            $205,000                    4,143,750                         $0
  Executive Vice President            2001             205,000                    1,000,000                          0
                                      2000             210,192                        0                              0

  Steven C. Veen (1)                  2002            $200,000                    2,175,000                         $0
  Senior Vice President and           2001             200,000                    1,000,000                      2,100
  Chief Financial Officer             2000             205,469                        0                              0

  Cipora Kurtzman Lavut (1)           2002            $195,000                    3,956,250                         $0
  Senior Vice President               2001             195,000                    1,000,000                          0
                                      2000             203,942                        0                              0

     (1) The amounts shown are the amounts actually paid to the named officers during the respective fiscal years. Because of the timing of the payments, these amounts do not always represent the actual salary accrued for each individual during the period. The actual salary rate for these individuals which was accrued during the fiscal year ended February 2002, 2001 and 2000, respectively, were as follows: Zvi (Harry) Kurtzman - $385,000, $385,000, $385,000; Gerald S. Papazian - $210,000, $210,000, $210,000; Arthur J. Schwartz - $205,000,
$205,000,  $205,000;  Steven  C. Veen -  $200,000,  $200,000,  $200,000;  Cipora
Kurtzman Lavut - $195,000, $195,000, $195,000. Of the compensation paid in fiscal 2001, $100,427, $53,140, $50,254, $35,301, $38,027 was paid in the form
of  315,361,  166,869,  157,807,  110,851,  119,414  shares,  respectively,   of
restricted common stock of the Company to Mr. Kurtzman, Mr. Papazian, Mr. Schwartz, Mr. Veen and Ms. Kurtzman Lavut, respectively. Of the compensation paid in fiscal 2000, $144,561, $34,781, $78,201, $44,918 and $58,520 was paid in
the  form  of  535,413,   128,818,   289,632,   166,363,   and  216,742  shares,
respectively, of restricted common stock of the Company, valued as of the date of issuance, to Mr. Kurtzman, Mr. Papazian, Mr. Schwartz, Mr. Veen and Ms. Kurtzman Lavut, respectively.

     (2) Such compensation consisted of total Company contributions made to the plan account of each individual pursuant to the Company's Employee Retirement Savings Plan during the fiscal year ended February 28, 2002.

     No cash bonuses or restricted stock awards were granted to the above individuals during the fiscal years ended February 28, 2002, February 28, 2001, and February 29, 2000. Effective fiscal 2002, each non-employee Director is entitled to receive 100,000 stock options per year for serving as a Director, and an additional 25,000 stock options per year for each Director who serves on the Audit Committee. Effective fiscal 2002, new Directors are entitled to receive an initial membership grant of 250,000 stock options. The above options vest six months plus one day from the date of grant and the exercise price is set at or above market as of the date of grant.

     The following table summarizes certain information regarding option grants to purchase common stock of the Company to the Chief Executive Officer and those other executive officers named in the Summary Compensation Table (the "Named Executive Officers"). OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

                                                                                                     Potential
                                                                                                Realizable Value at
                                                                                                   Assumed Annual
                                                                                                Rates of Stock Price
                                                                                                    Appreciation
                                           Individual Grants                                      For Option Term*
-----------------------------------------------------------------------------------------------------------------------
                                      Number of        % of
                                     Securities       Total
                                       Under-        Options/
                                        lying          SARs
                                       Options/      Granted to    Exercise
                                        SARs         Employees      Or Base
                                       Granted      In fiscal        Price       Expiration
      Name                               (#)           Year          ($/Sh)         Date        5% ($)      10% ($)
-----------------------------------------------------------------------------------------------------------------------
      Zvi (Harry) Kurtzman            7,718,750       36.8%           0.55        12/21/11       385,938     3,164,687
      Gerald Papazian                 2,268,750       10.8%           0.55        12/21/11       113,438     1,043,625
      Arthur J. Schwartz              4,143,750       19.8%           0.55        12/21/11       207,188     1,698,938
      Steven C. Veen                  2,175,000       10.4%           0.55        12/21/11       108,750       891,750
      Cipora Kurtzman Lavut           3,956,250       18.9%           0.55        12/21/11       197,813     1,622,063


     The following table summarizes certain information regarding the number and value of all options to purchase common stock of the Company held by the Chief Executive Officer and those other executive officers named in the Summary Compensation Table.

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR-END OPTION/SAR VALUES

                                           Number of Unexercised                        Value of Unexercised
                                           Options/SARs at fiscal                       In-the-Money Options/
       Name                                      Year End                              SARs at fiscal Year End*
      -----                             ----------------------------                   ------------------------
                                        Exercisable          Unexercisable        Exercisable           Unexercisable
                                        -----------          -------------        -----------           -------------
      Zvi (Harry) Kurtzman                6,734,583            6,804,167           $   180,000         $      90,000
      Gerald S. Papazian                  1,653,917            1,840,833           $    40,000         $      20,000
      Arthur J. Schwartz                  2,717,917            3,170,833           $    40,000         $      20,000
      Steven C. Veen                      1,821,670            1,778,333           $    40,000         $      20,000
      Cipora Kurtzman Lavut               2,655,417            3,045,833           $    40,000         $      20,000

     * Based on the average high and low reported prices of the Company's common stock on the last day of the fiscal year ended February 28, 2002.

     No options were exercised by the above individuals during the fiscal year ended February 28, 2002.

     Compensation Committee Report

     The Company maintains a Compensation Committee (the "Committee"), consisting entirely of outside, disinterested, Directors who are not employees or former employees of the Company. The Committee recommends salary practices for executive officers of the Company, with all compensation determinations ultimately made by a majority of the outside, disinterested Directors.

     Compensation Philosophy

     The Company's policy in compensating executive officers is to establish methods and levels of compensation that will provide strong incentives to promote the profitability and growth of the Company and reward superior performance. Compensation of executive officers includes salary as well as stock-based programs. The Board believes that compensation of the Company's key executives should be sufficient to attract and retain highly qualified personnel and also provide meaningful incentives for measurably superior performance. The Company places special emphasis on equity-based compensation, particularly in the form of options. This approach also serves to match the interests of the executive officers with the interest of the stockholders. The Company seeks to reward achievement of long and short term performance goals which are measured by a number of factors, including improvements in revenue and achieving profitability.

     Included in the factors considered by the Committee in setting the compensation of the Company's Chief Executive Officer are the growth in the Company's commercial sales, the development of commercial applications for the Company's technology, and the effective allocation of capital resources.

     Termination of Certain Employment Contracts

     The Company offers employment contracts to key executives only when it is in the best interest of the Company and its stockholders to attract and retain such key executives and to ensure continuity and stability of management. Effective as of March 1998, the Company entered into employment agreements and severance agreements with Messrs. Kurtzman, Schwartz, Papazian, Veen, Froch, Kaufman, and Ms. Kurtzman Lavut and entered into severance agreements with Messrs. Goldstein, Mail, and Stuart. The Committee reviewed and approved such agreements unanimously after consulting with a nationally recognized employee benefits firm and determining that such agreements were necessary in order to retain highly qualified executives whose abilities are critical to the long term success and competitiveness of the Company.

     The  employment  agreements  with  Mr.  Kurtzman  and the  Named  Executive
Officers had an initial term of three years. The term would be automatically extended for one year on each anniversary of the effective date of the employment agreement unless either party gave prior notice of termination of the agreement. Upon the death or disability of these executives, their employment agreements provided for a lump sum payment equal to one year's salary and the immediate vesting of stock based compensation awards. In the event of the executive's termination for cause, the terminated executive was entitled only to compensation accrued through the date of termination. If the executive was terminated by the Company other than by reason of death, disability or cause, the terminated executive would be entitled to continued payment of the base salary through the end of the stated term together with an annual bonus for each of the remaining years under the employment agreement equal to the highest annual bonus amount received by the terminated executive in the three years preceding termination and the immediate vesting of stock based compensation awards.

     Pursuant to severance agreements entered into effective March 1998 between the Company and key executives of the Company, including Mr. Kurtzman and the Named Executive Officers, these individuals were entitled to certain additional benefits, which would become effective at such time as there was a "change in control" of the Company, as defined in the severance agreements. If such executive's employment was terminated following a change in control other than by reason of death, disability or by the executive without "good reason", or if following a change in control the executive elected to terminate his employment on the one year anniversary following a change in control, the terminating executive would be entitled to specified severance payments in lieu of salary, bonus and other compensation which would otherwise accrue to the executive upon termination of the employment agreement. Specifically, the severance agreements provided that, for Messrs. Kurtzman and Schwartz and Ms. Kurtzman-Lavut, a lump sum severance payment would be due upon termination in the amount of three times the sum of the terminated executive's base salary then in effect plus the highest annual bonus earned in the three years preceding the date of termination; and in the case of Messrs. Veen and Papazian, 1.5 times such base salary and bonus. The severance agreements also provided for the accelerated vesting of stock based awards and the continuation of life and health insurance benefits following the date of termination (36 months for Messrs. Kurtzman and Schwartz, and Ms. Kurtzman-Lavut, and 18 months for Messrs. Papazian and Veen).

     In March 2000, Mr. Kurtzman proposed to the Board of Directors that consideration be given to restructuring employment and severance agreements to allow the Company the flexibility to implement an orderly management transition, if and when deemed advisable by the Board. Certain members of the Company's senior management believed that at some time in the future, as market acceptance of the AuraGen(R) accelerated and manufacturing operations expanded, it might be desirable to replace all or part of the senior members of the management team with individuals having focused experience in large scale manufacturing and sales operation.

     Subsequently, the Company's Board of Directors entered into discussions with certain members of senior management with a view towards restructuring the employment and severance agreements. The Board of Directors, through its Compensation Committee, retained independent outside consultants to formulate a proposal whereby the existing employment and severance agreements with senior management would be modified to allow for the possibility of an orderly management transition in the future if and when deemed advisable by the Board.

     In December 2001, following deliberations by the Compensation Committee and the Board of Directors in consultation with independent consultants and after concluding discussions with the affected members of the management team the Company entered into separation agreements with Mssrs. Kurtzman, Papazian, Schwartz, Kaufman and Veen and Ms. Kurtzman Lavut, terminating their existing employment contracts and restructuring their severance benefits. Pursuant to these separation agreements, these individuals terminated their employment relationship with the Company effective February 28, 2002. Under the terms of the separation agreements, the departing officers relinquished their right to any multi-year cash severance benefits in exchange for a one time grant of stock options and warrants exercisable at a price of $.55 per share, which vest over a period of 18 months from the termination of employment. The aggregate number of shares underlying the options and warrants issued under these separation agreements is 22,218,750. The number of stock options for each person was determined based on the underlying total compensation due to the employee upon termination under each person's existing employment agreement, multiplied by two and divided by $0.32 per share. Each of the officers has agreed to continue as a consultant to the Company for a period of one year at 85% of their former compensation. In addition, each executive is entitled to receive continued medical benefits for three years following termination of employment.

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


                                Committee Members

         Salvador Diaz-Verson, Jr., Stephen Talesnick, Lawrence Diamant

     Compensation Committee Interlocks and Insider Participation

     The Compensation Committee for the fiscal year ended February 28, 2002 comprised Salvador Diaz-Verson, Jr., Stephen Talesnick, and Harry Haisfield. Decisions regarding compensation of executive officers for the fiscal year ended February 28, 2002 were made unanimously by the outside, disinterested Directors of the Board of Directors, after reviewing recommendations of the Compensation Committee.

     Audit Committee Fraud Detection Program

     In August 1998, a lawsuit captioned Collins v. Kurtzman et al. was filed in U.S. District Court in the Central District of California, which purported to be a derivative shareholder suit on behalf of Aura against members of the Board of Directors of the Company. Aura believes that the action was without merit. In April 1999, a final settlement was entered into by the parties which called for a dismissal of the action and no payments by any of the defendants. In consideration of the plaintiff dismissing its lawsuit Aura agreed to adopt and implement a fraud detection program (the "Program") under the auspices of the Audit Committee, after consulting with the Company's outside legal counsel and independent auditors. The purpose of the Program is to detect and prevent fraud, maintain accurate books and records for financial transactions, establish procedures to ensure the recording of transactions to be in accordance with generally accepted accounting principles, and to ensure that the Company's SEC filings comply with SEC rules and regulations. The Audit Committee is responsible for monitoring the Program on an ongoing basis, with the assistance of the Company's outside legal counsel and its independent auditors.

     ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the Company's common stock owned as of May 17, 2002 1) by each person who is known by Aura to be the beneficial owner of more than five percent (5%) of its outstanding common stock, 2) by each of the Company's Directors, 3) the former Chief Executive Officer and the other four most highly compensated executive officers other than the CEO during the fiscal year ended February 28, 2002 (the "Named Executive Officers"), and 4) by all current executive officers and Directors as a group:

                                                                                          Number of Shares of    Percent of Common
      Beneficial Owner                                                                       Common Stock              Stock
      ----------------                                                                       ------------              -----
      Gardner Lewis Asset Management L.P. (1)..............................................   23,212,336                6.5%
      ICM Asset Management Inc. (2)........................................................   23,499,933                6.6%
      James M. Simmons (3) ................................................................   24,980,042                6.6%
      Harvey Cohen (4)  ...................................................................      803,287                   *
      Lawrence Diamant (5).................................................................      769,727                   *
      Salvador Diaz-Verson, Jr. (6)........................................................    2,695,128                   *
      Stephen Talesnick (7)................................................................    3,317,698                   *
      Norman Reitman (8)...................................................................      842,142                   *
      Neal Meehan (9)......................................................................      440,625                   *
      Carl Albert(10)......................................................................    1,470,893                   *
      John Pincavage.......................................................................            0                   *
      Neal Kaufman (11)....................................................................    4,041,455                   *
      Zvi Kurtzman (12)....................................................................    9,571,258                2.3%
      Cipora Kurtzman Lavut (13)...........................................................    4,134,343                1.0%
      Gerald Papazian (14).................................................................    2,098,596                   *
      Arthur Schwartz (15).................................................................    4,905,562                1.2%
      Steven Veen (16).....................................................................    2,377,281                   *
      All current executive officers and Directors as a group
      (12 persons).........................................................................   13,190,017                3.2%


*    Less than 1% of outstanding shares.

(1) Based upon information contained in Schedule 13G/A dated February 14, 2002, as filed with the SEC by Gardner Lewis Asset Management Inc. Of the 23,212,336 shares beneficially owned by this person, it has sole dispositive power with respect to all of these shares, sole voting power with respect to 22,345,736 shares, and shared voting power with respect to 338,700 shares.

(2) Based upon information contained in Schedule 13G dated February 14, 2002, as filed with the SEC by ICM Asset Management, Inc. ICM Asset Management, Inc. is a registered investment advisor whose clients have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, the stock. Such person has neither sole voting nor sole dispositive power with respect to any of the 23,499,933 shares reported as being beneficially owned. Of the 23,499,933 shares beneficially owned by ICM Asset Management, Inc. it has shared dispositive power with respect to all of these shares, and shared voting power with respect to 22,562,390 shares. James M. Simmons is the President of ICM Asset Management, Inc, and is also the beneficial owner of these shares in such capacity. Accordingly, these shares are also included in the shares reflected as being beneficially owned by James M. Simmons.

(3) Based upon information contained in Schedule 13G dated February 14, 2002, as filed with the SEC by James M. Simmons. Included in the shares beneficially owned by Mr. Simmons are 23,499,933 shares shown as being beneficially owned by ICM Asset Management, Inc., a registered investment advisor whose clients have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, the stock. James M. Simmons is the President of ICM Asset Management, Inc, and is therefore also the beneficial owner of these shares in such capacity. Mr. Simmons has neither sole voting nor sole dispositive power with respect to any of the 24,980,042 shares reported as being beneficially owned by him. Of the 24,980,042 shares beneficially owned by Mr. Simmons, he has shared dispositive power with respect to all of these shares, and shared voting power with respect to 24,042,499 shares.

(4) Includes 31,250 shares beneficially owned, and 600,000 shares which may be purchased pursuant to options within 60 days of May 17, 2002.

(5) Includes 340,989 shares which are held by the firm Robinson, Diamant & Wolkowitz where Mr. Diamant is a senior partner. Mr. Diamant disclaims beneficial ownership of these shares.

(6) Includes 780,000 shares which may be purchased pursuant to options exercisable within 60 days of May 17, 2002.

(7) Includes 530,000 shares which may be purchased pursuant to options exercisable within 60 days of May 17, 2002.

(8) Includes 600,000 shares which may be purchased pursuant to options exercisable within 60 days of May 17, 2002 and 12,500 shares owned by Mr. Reitman's wife, as to which 12,500 shares he disclaims any beneficial ownership. (9) Includes 296,875 shares which may be purchased pursuant to options and warrants exercisable within 60 days of May 17, 2002.

(10) Includes 250,000 shares which may be purchased pursuant to options and warrants exercisable within 60 days of May 17, 2002.

(11) Includes 175,000 shares beneficially owned which are held of record by Advanced Integrated Systems, Inc., and 2,224,819 shares which may be purchased pursuant to options within 60 days of May 17, 2002.

(12) Includes 175,000 shares beneficially owned which are held of record by Advanced Integrated Systems, Inc., and 5,973,274 shares which may be purchased pursuant to options within 60 days of May 17, 2002.

(13) Includes 2,269,819 shares which may be purchased pursuant to options exercisable within 60 days of May 17, 2002

(14) Includes 1,446,287 shares which may be purchased pursuant to options exercisable within 60 days of May 17, 2002

(15) Includes 175,000 shares beneficially owned which are held of record by Advanced Integrated Systems, Inc., and 2,312,545 shares which may be purchased pursuant to options within 60 days of May 17, 2002.

(16) Includes 20,000 shares beneficially owned, and 2,377,281 shares which may be purchased pursuant to options within 60 days of May 17, 2002.

The mailing address for Gardner Lewis Asset Management, L.P. is 285 Wilmington - West Chester Pike, Chadds Ford, PA 19317.

The mailing address for ICM Asset Management, Inc. and James M. Simmons is W. 601 Main Avenue, Suite 600, Spokane, WA 99201.

The mailing address for the others is c/o Aura Systems, Inc., 2335 Alaska Avenue, El Segundo, CA 90245.


     ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


         Related Party Transactions

     In the third quarter of fiscal 2002, the Company entered into a short term loan agreement with Carl Albert, a member of the Board of Directors, for $250,000, bearing interest at a rate of 10%. The note, including accrued interest of $2,500, was repaid within the third quarter. In the fourth quarter of fiscal 2002, the Company entered into a short term loan agreement with Carl Albert for another $250,000, bearing interest at a rate of 10%. The note, which is included in current notes payable at February 28, 2002, and accrued interest of $4,400, was repaid in March 2002. The Company incurred approximately $15,000 in legal fees to Mr. Albert's counsel pursuant to the loan agreements. The Company also entered into security agreements, respectively, whereby the loans were secured by Company receivables.

     In May 2002, Mr. Albert acquired 500,000 shares of common stock from the Company for $100,000 in connection with a private placement by the Company to a number of third party investors.

     During fiscal 2002, the law firm of Robinson, Diamant and Wolkowitz received $50,000 and 483,846 shares of Aura common stock valued at approximately $159,000 in consideration of legal services rendered by the firm to Aura. Lawrence Diamant, a Director of the Company, is a member of this law firm.

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

              (1)    Financial Statements

       See Index to Consolidated Financial Statements at page F-1

              (2)    Financial Statement Schedules

       See Index to Consolidated Financial Statements at page F-1

              (3)    Exhibits

       See Exhibit Index

       (b)    Reports on Form 8-K

       In a report filed on Form 8-K dated December 26, 2001, the Company reported that it had entered into agreements with the former Chairman of the Board and Chief Executive Officer and five other former members of senior management to terminate their employment contracts and restructure their severance benefits.


INDEX TO EXHIBITS
                            Description of Documents

        3.1         Certificate of Incorporation of Registrant as amended to date.
        3.2         Bylaws of Registrant as amended to date.
       10.1(1)      Aura Systems, Inc. 1987 Stock Option Plan for Non-Employee Directors.
       10.2(1)      Form of Aura Systems, Inc. Non-Statutory Stock Option Agreement.
       10.3(2)      1989 Stock Option Plan.
       10.4(3)      Joint  Development  and License  Agreement,  dated August 24, 1992,  between the Registrant and
                    Daewoo Electronics Co., Ltd.
       10.5(4)      Dedicated  Supplier  Agreement,  dated  December  2, 1993,  between the  Registrant  and Daewoo
                    Electronics Co., Ltd.
       10.6(5)      Form of 7% Secured Convertible Non-Recourse Note due 2002.
       10.7(6)      Asset Purchase  Agreement dated December 1, 1999 among  AuraSound,  Inc.,  Aura Systems,  Inc.,
                    AlgoSound, Inc., and Algo Technology, Inc.
       10.8(6)      Amendment dated December 22, 1999 to Asset Purchase Agreement dated December 1, 1999.
       10.9(6)      Assignment  and License  Agreement as of July 15, 1999 between  Speaker  Acquisition  Sub, Algo
                    Technology, Inc., Aura Systems, Inc., AuraSound Inc.
       10.10(6)     Stock Purchase Warrant issued to RGC International Investors, LDC by Aura System's Inc.
       10.11(6)     Payment  Agreement by and between Credit  Managers  Association of California and Aura Systems,
                    Inc.
       10.12(7)     Subscription Agreement from Isosceles Fund Limited to Aura Systems, Inc.
       10.13(7)     Stock Purchase Warrant of Aura Systems, Inc. issued to Isosceles Fund Limited.
       10.14(8)     Settlement  Agreement  and Mutual  Release  dated as of March 12, 2001,  between Aura  Systems,
                    Inc. and  Deutsche Financial Services Corporation.
       10.15        Form of Aura Systems, Inc., Director Indemnification Agreement dated as of July 10, 2001.
       10.16        Form of Agreement Regarding Termination of Employment dated as of December 21, 2001.
       10.17        From of Employment Agreement dated as of March 5, 1998.
       10.18        Aura Systems,  Inc.  Secured  Promissory  Note dated  September 4, 2001,  between Aura Systems,
                    Inc. and The Carl Albert Trust dated July 7, 1991, Carl Albert, Trustee.
       10.19        Aura Systems,  Inc. Security Agreement dated September 4, 2001, between Aura Systems,  Inc. and
                    The Carl Albert Trust dated July 7, 1991, Carl Albert, Trustee.
       10.20        Aura Systems,  Inc. Secured Promissory Note dated January 23, 2002, between Aura Systems,  Inc.
                    and The Carl Albert Trust dated July 7, 1991, Carl Albert, Trustee.
       10.21        Aura Systems,  Inc. Security Agreement dated January 23, 2002,  between Aura Systems,  Inc. and
                    The Carl Albert Trust dated July 7, 1991, Carl Albert, Trustee.
       10.22        Escrow  Agreement dated as of February 27, 2002, by and among Aura Systems,  Inc. and Robinson,
                    Diamant & Wolkowitz, a Professional Corporation, by Lawrence A. Diamant and Purchasers
       10.23        Assignment  and  Transfer  of Notes and  Security  Documents  dated as of  February  26,  2002, executed by Aura Systems,  Inc. and Infinity  Investors  Limited,  et al., in favor of Lawrence
                    A. Diamant, as Agent for various investors.
       10.24        Assignment  and  Transfer  of Notes and  Security  Documents  dated as of  February  26,  2002, executed by Aura  Systems,  Inc. and  GSS/Array  Technology  Public  Company,  Ltd. in favor of
                    Lawrence A. Diamant, as Agent for various investors.
       10.25        Settlement  Agreement  and Mutual  Release of All Claims  dated as of  February  26,  2002,  by between Aura Systems Inc., and Infinity Investors Limited, et al.
       10.26        Settlement  Agreement  and Mutual  Release of All Claims  dated as of  February  26,  2002,  by between Aura Systems Inc., and GSS/Array Technology, Inc., et al.
       10.27        Form of Aura Systems, Inc. Subscription Agreement of May 2002
       10.28        Form of Aura Systems, Inc. Registration Rights Agreement of May 2002
       10.29        Settlement  Agreement and Release  dated as of May 7, 2002,  by and between Aura Systems,  Inc.
                    and CRS Emergency Vehicles, Co.
       10.30        Term Sheet dated as of February 12, 2002
       10.31        Term Sheet dated as of February 22, 2002
       10.32        Employment Letter to Joshua Hauser dated February 26, 2002
       21(8)        Subsidiaries of Aura Systems, Inc.
       23.1         Consent of PKF
       23.2         Consent of Singer Lewak Greenbaum & Goldstein LLP.

--------------------------------------------

(1) Incorporated by reference to the Exhibits to the Company's Statement on Form S-1 (File No. 33-19531)

(2) Incorporated by reference to the Exhibits to the Company's Statement on Form S-8 (File No. 33-32993).

(3) Incorporated by reference to the Exhibit to the Company's Statement on Form S-1 (File No. 35-57 454).

(4) Incorporated by reference to the Exhibits to the Company's Registration Statement on Form S-1 (File No.-33-57454).

(5) Incorporated by reference to the Exhibits to the Company's Annual Report Form 10-K for the fiscal year ended February 28, 1994 (File No. 0-17249).

(6) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1999 (File No. 0-17249).

(7) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended February 29, 2000 (File No. 0-17249).

(8) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2001 (File No. 0-17249).

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     AURA SYSTEMS, INC.

Dated:   May 29, 2002
                                     By: /s/ Joshua Hauser
                                        ----------------------------------
                                        Joshua Hauser
                                        President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

         Signatures                              Title                                                      Date

        /s/Joshua Hauser                         President and Chief Executive Officer                   May 29, 2002
        ---------------------------------
        Joshua Hauser                            (Principal Executive Officer)

        /s/Steve Burdick                         Senior Vice President, Chief Financial Officer          May 29, 2002
        ---------------------------------
        Steve Burdick                            (Principal Financial and Accounting Officer)

        /s/Carl Albert                           Chairman of the Board                                   May 29, 2002
        ---------------------------------
        Carl Albert

        /s/ Stephen Talesnick                    Vice Chairman of the Board                              May 29, 2002
        ---------------------------------
        Stephen Talesnick

        /s/Harvey Cohen                          Director                                                May 29, 2002
        ---------------------------------
        Harvey Cohen

        /s/Lawrence Diamant                      Director                                                May 29, 2002
        ---------------------------------
        Lawrence Diamant

        /s/Salvador Diaz-Verson, Jr.             Director                                                May 29, 2002
        ---------------------------------
        Salvador Diaz-Verson, Jr.

        /s/Neal Meehan                           Director                                                May 29, 2002
        ---------------------------------
        Neal Meehan

        /s/John Pincavage                        Director                                                May 29, 2002
        ---------------------------------
        John Pincavage

        /s/Norman Reitman                        Director                                                May 29, 2002
        ---------------------------------
        Norman Reitman

                               AURA SYSTEMS, INC.
                                AND SUBSIDIARIES


                   Index to Consolidated Financial Statements



    Independent Auditors' Reports on Consolidated Financial Statements and
            Financial Statement Schedule                                                                      F-2 to F-3

    Consolidated Financial Statements of Aura Systems, Inc. and Subsidiaries:

        Consolidated Balance Sheets-February 28, 2002 and February 28, 2001                                   F-4 to F-5

        Consolidated Statements of Operations and Comprehensive Loss-
              Years ended February 28, 2002, February 28, 2001 and February 29, 2000                              F-6

        Consolidated Statements of Stockholders' Equity -
              Years ended February 28, 2002, February 28, 2001 and February 29, 2000                              F-7

        Consolidated Statements of Cash Flows-
              Years ended February 28, 2002, February 28, 2001 and February 29, 2000                          F-8 to F-9


    Notes to Consolidated Financial Statements                                                               F-10 to F-22

    Consolidated Financial Statement Schedule:
      II      Valuation and Qualifying Accounts                                                              F-23 to F-24


   Schedules other than those listed above are omitted because they are not required or are not applicable, or the required information is shown in the respective consolidated financial statements or notes thereto.

                          INDEPENDENT AUDITOR'S REPORT




To the Board of Directors and Stockholders
Aura Systems, Inc.
El Segundo, California


We have audited the accompanying consolidated balance sheets of Aura Systems, Inc. and subsidiaries as of February 28, 2002 and 2001, and the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aura Systems, Inc. and subsidiaries as of February 28, 2002 and 2001, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has generated significant losses from operations. Therefore, there is substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




/s/ SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
April 30, 2002, except for Note 22, as to which the date is May 24, 2002

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders of Aura Systems, Inc.
El Segundo, California


We audited the consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows of Aura Systems, Inc. and subsidiaries for the year ended February 29, 2000 and the related financial statement schedule listed in the accompanying Index at Item 14. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of the operations and their cash flows of Aura Systems, Inc. and subsidiaries for the year ended February 29, 2000, and the financial statement schedule presents fairly, in all material respects, the information set forth therein, all in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in note 1 to the consolidated financial statements, the Company has generated significant losses from operations and is involved with significant litigation. As the Company has suffered recurring losses from operations, there is substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Pannell Kerr Forster
Certified Public Accountants
A Professional Corporation

Los Angeles, California  90017
June 12, 2000

                               AURA SYSTEMS, INC.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets



           ASSETS                                                           February 28,         February 28,
                                                                                2002                 2001
                                                                            -----------          ------------
           CURRENT ASSETS:
              Cash and cash equivalents                                     $   1,143,396       $    1,265,912
              Receivables, net                                                     67,491            1,062,041
              Inventories, net                                                  5,006,424            9,756,399
              Other current assets                                                228,758              452,940
              Note receivable                                                     168,792            1,405,857
                                                                            -------------       --------------

                    Total current assets                                        6,614,861           13,943,149

           -----------------------------------------------------------
           PROPERTY, PLANT AND EQUIPMENT, AT COST                              16,309,956           41,289,011
              Less accumulated depreciation and amortization                   (5,935,475)         (20,966,852)
                                                                            --------------      ---------------
                    Net property, plant and equipment                          10,374,481           20,322,159

           LONG TERM INVESTMENTS                                                1,700,000            1,883,835
           LONG TERM RECEIVABLES                                                2,347,346            2,516,139
           NON-CURRENT INVENTORIES                                              4,500,000                   --
           PATENTS AND TRADEMARKS, NET                                          3,061,932            3,370,263
           OTHER ASSETS                                                           163,370            3,242,498
                                                                            -------------       --------------
                    Total                                                   $  28,761,990       $   45,278,043
                                                                            =============       ==============


           See accompanying notes to consolidated financial statements

                               AURA SYSTEMS, INC.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets


                                                                             February 28,        February 28,
          LIABILITIES AND STOCKHOLDERS' EQUITY                                  2002                 2001
                                                                         ------------------  -------------------
          CURRENT LIABILITIES:
             Accounts payable                                               $     3,032,134     $     3,463,146
             Notes payable                                                        3,913,623          14,300,594
             Accrued expenses                                                     2,181,657           1,284,754
                                                                              -------------       -------------
                   Total current liabilities                                      9,127,414          19,048,494


          NOTES PAYABLE AND OTHER LIABILITIES                                     6,981,843          24,184,514

          COMMITMENTS AND CONTINGENCIES
          STOCKHOLDERS' EQUITY:

              Common stock, par value $.005 per share, and additional paid
              in  capital.   Authorized  500,000,000  shares;  issued  and
              outstanding 387,690,068 shares in 2002 and
              291,089,582 shares in 2001.                                       300,332,457          264,787,864

              Accumulated deficit                                              (287,679,724)       (262,742,829)
                                                                                -----------         ------------

                   Total stockholders' equity                                    12,652,733            2,045,035
                                                                              -------------        -------------
                   Total                                                     $   28,761,990      $    45,278,043
                                                                             ==============        =============


                See accompanying notes to consolidated financial statements.

                       AURA SYSTEMS, INC AND SUBSIDIARIES
                    Consolidated Statements of Operations and
           Comprehensive Loss Years ended February 28, 2002, February
                         28, 2001 and February 29, 2000


                                                                        2002                   2001                2000
                                                                   -------------         -------------        -------------
     NET REVENUES FROM SALE OF PRODUCT                             $   3,116,295         $   2,512,508        $   4,288,221
     PATENT ASSIGNMENT FEES                                                   --                    --            1,500,000
                                                                   -------------         -------------        -------------
     TOTAL NET REVENUES                                                3,116,295             2,512,508            5,788,221
     Cost of GOODS                                                     1,480,736             1,216,637            1,957,854
                                                                   -------------         -------------        -------------

     GROSS PROFIT                                                      1,635,559             1,295,871            3,830,367

     OPERATING EXPENSES:
        Engineering expenses                                           9,924,298             8,214,981           11,466,449
        Research and development                                         810,949               547,812              148,443
        Selling, general and administrative expenses                  10,006,844            12,695,833           10,725,397
        Legal settlements                                             (2,750,000)            1,512,769              427,091
        Settlement on accounts payable                                  (651,685)           (1,046,324)           2,350,671
                                                                   --------------        --------------       -------------
              Total operating expenses                                17,340,406            21,925,071           25,118,051
                                                                   -------------         -------------        -------------

     LOSS FROM OPERATIONS                                            (15,704,847)          (20,629,200)         (21,287,684)
     IMPAIRMENT OF LONG-LIVED ASSETS                                  (9,095,393)             (240,000)                  --
     OTHER INCOME AND (EXPENSE), NET                                  (2,026,195)              (60,771)          (3,115,687)
                                                                   --------------   -------------------  -------------------

     LOSS BEFORE INCOME TAXES AND OTHER ITEMS                        (26,826,435)          (20,929,971)         (24,403,371)
        Provision for taxes                                                   --                    --                   --
                                                                   -------------    ------------------   ------------------
     Loss from continuing operations                                 (26,826,435)          (20,929,971)         (24,403,371)
     Discontinued Operations:
          Loss from discontinued operations, net of
          taxes of $0                                                         --                    --           (1,433,859)
          Loss on disposal, net of taxes of $0                                --                    --           (3,063,574)
                                                                  --------------        --------------       ---------------
     Loss from discontinued operations                                        --                    --           (4,497,433)
                                                                  --------------        --------------       ---------------
     Loss before extraordinary item                                  (26,826,435)          (20,929,971)         (28,900,804)
     Extraordinary item
          Gain on extinguishment of debt obligations,  net of
          income taxes of $0                                           1,889,540                    --           19,068,916
                                                                  --------------        --------------       --------------
     NET LOSS                                                        (24,936,895)          (20,929,971)          (9,831,888)

     Other comprehensive income, net of taxes                                --                    --              365,932
                                                                  --------------        --------------       --------------
     COMPREHENSIVE LOSS                                           $  (24,936,895)       $  (20,929,971)      $   (9,465,956)
                                                                  ===============       ===============      ===============

     NET LOSS PER COMMON SHARE                                    $        (0.08)       $        (0.08)      $        (0.08)
                                                                  ===============       ===============      ===============
     Loss from continuing operations per common share             $        (0.08)       $        (0.08)      $        (0.20)
                                                                  ===============       ===============      ===============
     Loss from discontinued operations per common share           $           --        $           --       $        (0.03)
                                                                  ==============        ==============       ===============
     Extraordinary income per common share                        $           --        $           --       $         0.15
                                                                  ==============        ==============       ==============

     WEIGHTED AVERAGE NUMBER OF
        COMMON SHARES                                                327,587,590            261,568,346         124,294,051
                                                                  ==============         ==============        =============


                See accompanying notes to consolidated financial statements.

                               AURA SYSTEMS, INC.
                                AND SUBSIDIARIES

                    Consolidated Statements of Stockholders'
             Equity Years ended February 28, 2002, February 28, 2001
                              and February 29, 2000


                                                                                                          Accumulated
                                                                                                             Other
                                          Common Stock          Additional     Committed                  Comprehensive
                                                                 Paid-in     Common Stock  Accumulated    (CTA) Income

                                      Shares       Amount        Capital                     Deficit         (Loss)        Total
                                      ------       ------        -------                     -------         ------        -----

Balance at February 28, 1999     107,752,042    $ 538,759   $218,154,486      $    --   $(231,980,970)   $(365,932)    $(13,653,657)

Notes payable converted           68,534,445      342,672     10,036,430           --             --             --      10,379,102
Exercise of warrants                 120,000          600         44,200           --             --             --          44,800
Stock issued to satisfy
  liabilities                      2,907,275       14,536        770,429           --             --             --         784,965
Private placements                17,661,630       88,308      4,400,692           --             --             --       4,489,000
Expenses of issuances                     --           --       (195,020)          --             --             --        (195,020)
Common stock not issued                   --           --             --    9,132,774             --             --       9,132,774
 Other comprehensive income               --           --             --           --             --        365,932         365,932

Net loss                                  --           --             --           --    (9,831,888)             --      (9,831,888)
                                  -----------     --------     ----------   ---------    ----------         --------      ----------
Balance at February 29, 2000     196,975,392      984,875    233,211,217    9,132,774   (241,812,858)            --       1,516,008

Notes payable converted            7,324,191       36,621      2,912,744           --             --             --       2,949,365
Stock issued to satisfy
  liabilities                     11,642,627       58,160      6,093,135           --             --             --       6,151,295
Private placements                40,721,909      203,610     12,231,830           --             --             --      12,435,440
Stock issued for prior year       34,425,463      172,128      8,960,646   (9,132,774)            --             --              --
Expenses of issuances                     --           --        (77,102)          --             --             --         (77,102)

Net loss                                  --           --             --           --   (20,929,971)             --     (20,929,971)
                                 -----------   ----------   -----------    -----------  -----------          ----------  -----------

Balance at February 28, 2001     291,089,582    1,455,394    263,332,470           --   (262,742,829)            --       2,045,035

Notes payable converted           31,398,771      156,994     11,706,261           --             --             --      11,863,255
Stock issued to satisfy
  liabilities                     18,500,802       92,504      6,921,208           --             --             --       7,013,712
Exercise of stock options
  & warrants                         102,500          512         27,263           --             --             --          27,775
Stock issued repricing
  requirements                     8,947,631       44,738        (44,738)          --             --             --              --
Private placements                37,650,782      188,237     13,215,876           --             --             --      13,404,113
Expenses of issuances                     --           --        (74,912)          --             --             --         (74,912)
Shares issuable under repricing
agreements                                --           --             --    3,310,650             --             --       3,310,650

Net loss                                  --           --             --           --    (24,936,895)             --    (24,936,895)
                                 -----------   ------------   ----------    ---------   -------------      --------      -----------
Balance at February 28, 2002     387,690,068   $1,938,379   $295,083,428   $3,310,650   $(287,679,724)     $     --    $ 12,652,733
                                 ===========   ==========   ============   ==========   ==============     ========    ============




                See accompanying notes to consolidated financial statements.

                               AURA SYSTEMS, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
              Years ended February 28, 2002, February 28, 2001 and
                                February 29, 2000

                                                                         2002              2001             2000
                                                                        ------            ------           ------
     Cash flows from operating activities:
        Net loss                                                     $(24,936,895)     $(20,929,971)      $(9,465,956)
        Adjustments to reconcile net loss to net

          Cash used by operating activities:
          Depreciation and amortization                                 5,868,089         7,619,979         6,853,924
          Provision for environmental cleanup                                  --                --            48,812
          (Gain) loss on disposition of assets                             65,823        (1,756,746)           93,638
          Impairment of long-lived assets                               9,095,393           240,000                --
          Gain on extinguishment of debt                               (1,889,540)               --       (19,068,916)
          Settlement on accounts payable                                 (651,685)       (1,046,324)        2,350,671
          Legal settlements                                              (750,000)               --                --
          Operating expenses satisfied with stock                         278,801           903,935                --
          Loss on disposal of discontinued operations                          --                --         2,697,642
          Changes in operating assets and liabilities:
            Receivables                                                   965,700         1,397,159           462,541
            Inventories                                                   249,975         1,432,828         4,019,810
            Other current assets                                          224,182           (92,763)        1,515,787
            Accounts payable                                            1,587,763          (752,858)       (3,721,845)
            Accrued expenses                                            1,156,386          (349,546)       (1,577,248)
            Litigation and other liabilities                                   --                --           222,223
                                                                        ---------        ----------       -----------
            Net cash used by operating activities                      (8,736,008)      (13,334,307)      (15,568,917)
     Cash flows from investing activities:
        Payments from notes receivable                                    155,857         3,784,681         5,674,828
        Proceeds from sale of assets                                           --                --           327,109
        Purchase of property, plant and equipment                        (255,733)          (38,200)         (16,103)
        Other assets                                                       (4,300)            3,821                --
                                                                        ---------         ---------         ---------
            Net cash provided (used) by investing activities             (104,176)        3,750,302         5,985,834
     Cash flows from financing activities:
        Net proceeds from borrowings                                      500,000                --           251,101
        Repayment of notes payable                                     (5,139,308)       (1,768,859)       (1,218,571)
        Proceeds from exercise of options                                     775                --                --
        Net proceeds from issuance of common stock                     13,329,201        12,358,339         7,393,980
        Net proceeds from exercise of warrants                             27,000                --            24,800
        Repayment of convertible notes                                         --                --          (430,000)
                                                                        ---------         ---------         ---------
            Net cash provided by financing activities                   8,717,668        10,589,480         6,021,310
                                                                        ---------         ---------         ---------
            Net increase (decrease) in cash and equivalents              (122,516)        1,005,475        (3,561,773)
     Cash and cash equivalents at beginning of year                     1,265,912           260,437         3,822,210
                                                                        ---------         ---------        ----------
     Cash and cash equivalents at end of year                          $1,143,396        $1,265,912         $ 260,437
                                                                       ==========       ===========       ===========
     Supplemental disclosures of cash flow information:
        Cash paid during the year for:
            Interest                                                   $1,081,122        $1,977,239         $ 922,708
                                                                        =========        ==========        ==========
            Income taxes                                                  $    --           $    --           $    --
                                                                        =========        ==========        ==========



                See accompanying notes to consolidated financial statements.

     Supplemental  disclosures of non-cash  investing and financing  activities:

     During  the  year  ended  February  28,  2002,  the  Company   restructured
$16,179,900 of debt and related accrued interest into 46,112,771 shares of common stock valued at $15,173,905, resulting in a pre-tax extraordinary gain for the early extinguishment of debt of $1,005,995. Due to guaranteed share repricing agreements, 14,714,000 of the common shares with a value totaling $3,310,650 were not issued as of February 28, 2002 and have been reflected on the Consolidated Statement of Stockholders' Equity as "Committed common stock". The gain, in addition to a $883,846 gain resulting from a creditor's forgiveness of the remaining balance of an unsecured note payable plus accrued interest, has been reflected as an extraordinary item in the accompanying consolidated financial statements. During fiscal 2002, the Company also issued 8,500,502 shares of common stock in satisfaction of $278,801 in operating expenses and $2,734,613 of liabilities, of which $1,416,364 was long term trade debt included in notes payable and other liabilities; 10,000,000 shares of common stock valued at $4,000,000 as partial settlement with Deutsche Financial Services (see Note 9 of Notes to Consolidated Financial Statements); 8,947,631 shares of common stock for repricing a prior year private placement, and 1,743,801 shares of common stock as a finder's fee for a current year private placement. The finder's fee and repricing had no effect on total stockholders' equity.

     During the year ended February 28, 2001, $2,949,365 of notes payable and accrued interest was converted into 7,324,191 shares of common stock. The
Company also issued 11,642,627 shares of common stock in satisfaction of $6,151,295 of liabilities, of which $3,748,384 was long term trade debt included in notes payable and other liabilities. During the year ended February 28, 2001, the Company also issued shares of common stock which were recorded as a component of stockholder's equity (Committed common stock) at February 29, 2000. The common stock could not be issued in fiscal 2000 due to the limitation on the number of shares authorized. The Company issued 2,520,000 shares of common stock for the conversion of notes payable and accrued interest of $686,524; 541,667 shares of common stock in settlement of accrued and unpaid director's fees of $146,250; 12,500,000 shares of common stock, in the amount of $3,100,000 for the Company's private placement, and 14,687,972 shares of common stock with a value of $5,200,000 to satisfy the liability for a class action settlement. In addition, 2,400,000 shares of common stock were issued as a finder's fee for the Company's private placements and 1,775,824 shares of common stock for repricing a prior private placement of the Company. The finder's fee and repricing had no effect on total stockholders' equity. The above items total 34,425,463 shares and $9,132,774, which is included in the Consolidated Statement of Stockholders' Equity as Committed common stock at February 28, 2000, and Common Stock at February 28, 2001.

     During the year ended February 29, 2000, the Company restructured its convertible notes payable obligations (most of which were in default) primarily through debt forgiveness and equity conversion. With the debt restructure, $11,009,102 of convertible notes was converted into 71,054,445 shares of the Company's common stock, of which 2,520,000 shares were not reflected as issued and outstanding as of February 29, 2000. The Company also redeemed $430,000 of convertible notes, and $12,535,898 in convertible notes and $5,850,168 in accrued interest were forgiven along with $682,852 in accounts payable and accrued expenses. The remaining balance of the notes became non-convertible and was included in secured notes payable for the year ended February 29, 2000. Total debt forgiveness of $19,068,918 is reflected as an extraordinary item in the accompanying consolidated financial statements and resulted in extraordinary income per share of $0.15. A majority of the restructure was accomplished by a single unrelated party acquiring $21,345,000 of the convertible notes payable and subsequently converting $9,224,102 into 65,034,445 shares of the Company's common stock and debt forgiveness of $12,120,898. Additionally, liabilities of $20,000 were satisfied by the exercise of 40,000 warrants with an exercise price of $.50 per share; 1,020,890 shares of common stock were issued as fees in connection with a private placement, and 2,907,275 shares of common stock were issued in settlement of accrued and unpaid management compensation of $784,965. Included in net proceeds from issuance of common stock in the Consolidated Statement of Cash Flows is $3.1 million which is included in the line item Common stock not Issued in the Consolidated Statement of Stockholders' Equity.

     During fiscal 1999, the Company sold a portion of its shares in Telemac Cellular Corp. ("Telemac") back to Telemac. The Company then entered into a cancellation of shares agreement whereby it tendered the remaining shares to Telemac in exchange for a $2,500,000 note receivable from Telemac, resulting in a gain recognized of approximately $850,000. The final payment of $1,250,000 plus interest accrued at 8% was due in February 2002. Per the terms of the agreement, Telemac elected to pay Aura in Telemac common shares at an exchange price of $5 per share rather in cash. Aura received 313,232 common shares in exchange for the final payment. During the year ended February 28, 2001, the Company sold the assets of the ceramics facility for $3.5 million in the form of a note receivable of $2.5 million plus $800,000 paid to third parties in satisfaction of liabilities and payments of $200,000 to Aura. During the year ended February 29, 2000, the Company sold its MYS subsidiary for a total of $4.2 million consisting of a $1 million down payment and a note receivable of $3.2 million. The Company also sold the assets of its AuraSound subsidiary for approximately $2.4 million consisting of a down payment of $100,000 and a note receivable of approximately $2.3 million.


          See accompanying notes to consolidated financial statements.

                               AURA SYSTEMS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
              Years ended February 28, 2002, February 28, 2001 and
                                February 29, 2000


          (1) Business and Summary of Significant  Accounting  Policies
Business

     Aura Systems, Inc. ("Aura" or the "Company"), a Delaware corporation, was founded to engage in the development, commercialization and sales of products, systems and components using its patented and proprietary electromagnetic and electro-optical technology. As a technology leader in mobile power, Aura develops and sells AuraGen(R) mobile induction power systems to the industrial, commercial and defense mobile power generation markets. The Company's unique and patented energy solution is the only proven, commercially available pure sine wave power system that can continuously provide thousands of watts of power at low engine speed, and is fully integrated under the vehicle hood. The AuraGen(R) is capable of generating full power up to 8,500 watts at all engine speeds, including enhanced engine idle speed for gasoline engines and at idle speed for bigger diesel engines. The AuraGen(R) combines sophisticated mechanical and electronics design, advanced engineering and break-through electromagnetic technology to produce a highly reliable and flexible mobile power generating system that creates alternating current (AC) and direct current (DC) electricity, both with and without the engine on. Commercial production of the AuraGen(R) commenced in fiscal 1999 and is being distributed and sold through dealers, distributors, and Original Equipment Manufacturers (OEMs).

     The Company intends to continue to focus its business on the AuraGen(R) line of products. In addition, the Company is entitled to receive royalties for its electro-optics technology ("AMATM") licensed to Daewoo Electronics Co., Ltd. ("Daewoo") in 1992 (see Note 5).

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

     In 1996, the Company acquired 100% of the outstanding shares of MYS Corporation of Japan ("MYS") to expand the range of its sound products and speaker distribution network. MYS engaged in the manufacture and sale of speakers and speaker systems for home, entertainment and computers. In fiscal 2000, the Company sold MYS to MYS management. AuraSound manufactured and sold professional and consumer sound system components and products. In fiscal 2000, the Company entered into an agreement for the sale of the assets of AuraSound.

     Basis of Presentation and Going Concern

     Certain amounts in the prior year financial statements and related notes have been reclassified to conform to the fiscal 2002 presentation.

     The accompanying consolidated financial statements of the Company have been prepared on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities, except where otherwise disclosed, in the normal course of business. However, as a result of the Company's losses from operations, such realization of assets and liquidation of liabilities is subject to significant uncertainties. Management is currently seeking or obtaining additional sources of funds, and the Company has restructured a significant portion of its debt obligations. The Company's ability to continue as a going concern is dependent upon the successful achievement of profitable operations and the ability to generate sufficient cash from operations and financing sources to meet the restructured obligations. Except as otherwise disclosed, the consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

     Principles of Consolidation

     The financial statements include the accounts of the Company and its subsidiaries. Investments in affiliated companies are accounted for by the equity or cost method, as appropriate. Intercompany accounts and transactions with Aura Realty, Inc. have been eliminated.

     For the years ended February 28, 2001 and February 29, 2000, the consolidated financial statements include accounts of the Company and its wholly owned subsidiaries Aura Ceramics, Inc. and Electrotec Productions, Inc. (and its wholly owned subsidiary Electrotec Europe). During the year ended February 29, 2000, the Company divested its AuraSound segment (see Note 20). The AuraSound segment included the Company's wholly owned subsidiaries AuraSound, Inc. and MYS and its subsidiaries Audio-MYS, MYS America and MYS U.S.A. During fiscal 2001, the Company sold its interest in Aura Ceramics, Inc. to management (see Note 3), and the Company divested the Electrotec Productions, Inc. business.

     Revenue Recognition

     The Company recognizes revenue for product sales upon shipment and when title is transferred to the customer. When Aura performs the installation of the product, revenue and cost of sales is recognized when the installation is complete. The Company provides for estimated returns and allowances based upon experience and the judgment of management. The Company has in the past earned a portion of its revenues from license fees and recorded those fees as income when the Company fulfilled its obligations under the particular agreement. The Company recognized $1.5 million in revenue from the assignment of patents related to Aura Sound products in fiscal 2000. All revenue other than the patent fees is related to the AuraGen(R).

     Comprehensive Income

     The Company's other comprehensive loss in fiscal 1999 consists of foreign currency translations.

     Cash and Cash Equivalents

     The Company considers all highly liquid assets, which have an original maturity of less than three months when purchased, to be cash equivalents. At February 28, 2002 and February 28, 2001, the Company's uninsured cash balances totaled $1,091,281 and $1,158,980, respectively.

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts in the statements of operations during the reporting period. Actual results could differ from those estimates.

     Long Term Investments

     The Company accounts for all investments where it holds less than a 20% voting interest, cannot exercise significant influence, and where the fair market value of those securities is not readily determinable, under the cost basis. Investments in voting interests between 20% and 50%, where the company can exercise significant influence are accounted for under the equity method of accounting, and investments greater than 50% are generally consolidated for purposes of financial reporting. As the Company does not hold a sufficient interest in its investments to exercise significant influence, and the fair market value of the investments are not readily determinable, long term investments have been accounted for under the cost method. A decline in the value of any investment below cost that is deemed other than temporary is charged to earnings.

     Per Share Information

     The consolidated net loss per common share is based on the weighted average number of common shares outstanding during the year. Common share equivalents have been excluded since inclusion would dilute the reported loss per share. Such common stock equivalents amount to 75,212,978 common shares for warrants and options at February 28, 2002, 64,612,015 common shares at February 28, 2001, and 11,709,000 common shares at February 29, 2000.

     Patents and Trademarks

     The Company capitalizes the costs of obtaining or acquiring patents and trademarks. Amortization of patent and trademark costs is provided for by the straight line method over the shorter of the legal or estimated economic life. The accumulated amortization was $1,964,458 as of February 28, 2002 and $1,656,128 as of February 28, 2001. If a patent or trademark is rejected, abandoned, or otherwise invalidated the unamortized cost is expensed in that period.

     Impairment of long-lived assets

     The Company reviews long-lived assets and identifiable intangibles in accordance with Statement of Financial Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", on at least an annual basis or whenever events or circumstances indicate that the carrying amount of such assets may not be fully recoverable. The Company evaluates the recoverability of long-lived assets by measuring the carrying amounts of the assets against the estimated undiscounted cash flows associated with these assets. If the future undiscounted cash flows are not sufficient to recover the carrying value of the assets, the assets are adjusted to their fair values.

     Research and Development

     Research and development costs are expensed as incurred.

     Advertising Costs

     Advertising costs are expensed as incurred. Advertising costs charged to expense were not material in fiscal 2002, 2001 and 2000.

     Depreciation

     Property, plant and equipment are depreciated using the straight-line method over their estimated useful lives as follows:

                      Buildings                                   40 years
                      Machinery and equipment                   5-10 years
                      Furniture and fixtures                       7 years

     Depreciation and amortization expense of buildings, machinery and equipment, and furniture and fixtures approximated $5.5 million, $6.3 million, and $6.5 million for fiscal 2002, 2001 and 2000, respectively. See Note 8 for further description of the asset impairment charge of $4.6 million in 2002.

     (2) Accounts Receivable

     Accounts receivable consist of the following:

                                                                                         2002             2001
                                                                                       -------           -------
                  Accounts receivable                                                 $ 217,491       $ 1,222,041
                  Less allowance for uncollectible receivables                         (150,000)         (160,000)
                                                                                       ---------        ---------
                                                                                       $ 67,491       $ 1,062,041
                                                                                       ========       ===========

Bad debt expense was $0 in fiscal 2002 and approximately $1.3 million and $456,000 in fiscal 2001 and 2000, respectively.


(3)      Notes Receivable
                Notes receivable consist of the following:

                                                               2002                        2001
                                                             -------                      -------
                   Telemac                                      $   --                  $1,250,000
                   Alpha Ceramics                            2,516,138                   2,671,996
                                                             ---------                 -----------
                                                             2,516,138                   3,921,996
                   Less current portion                        168,792                   1,405,857
                                                               -------                 -----------
                                                           $ 2,347,346                  $2,516,139
                                                           ===========                  ==========

     During fiscal 1999, the Company sold a portion of its shares in Telemac Cellular Corp. ("Telemac") back to Telemac. The Company then entered into a cancellation of shares agreement whereby it tendered the remaining shares to Telemac in exchange for a $2,500,000 note receivable from Telemac, resulting in a gain recognized of approximately $850,000. The final payment of $1,250,000 plus interest accrued at 8% was due in February 2002. Per the terms of the agreement, Telemac elected to pay Aura in Telemac common shares at an exchange price of $5 per share rather than in cash. Aura received 313,232 common shares in exchange for the final payment (see Note 4).

     In March 2000, the Company sold the assets of its ceramics facility to the president and management of the facility for $3.5 million resulting in a gain recognized of $1,756,746. The terms of the sale called for a note in the amount of $2.5 million with interest at 8%, a down payment of $100,000 and a payment at closing of $100,000 plus payments to third parties of $800,000. This facility accounted for $2.9 million or 50% of revenues in fiscal 2000.

     (4) Long Term Investments

     Long term investments consist of the following:

                                                              2002                     2001
                                                             ------                   ------
                   Aquajet Corporation                      $ 923,835              $  923,835
                   Algo Technology, Inc.                    1,348,652               1,348,652
                   Telemac                                  1,250,000                      --
                                                            ---------               ---------
                       Subtotal                             3,522,487               2,272,487
                   Reserve                                 (1,822,487)               (388,652)
                                                           ----------               ---------
                   Total, net                              $1,700,000             $ 1,883,835
                                                           ==========             ===========


     The above investments consist solely of common stock and constitute approximately 4.2% of the outstanding shares of Aquajet Corporation, 2.9% of the outstanding shares of Algo Technology, Inc. and less than 1% of the outstanding shares of Telemac.

     The Company maintains an investment in Aquajet, Inc., a development stage company that is in the process of developing and marketing its water recreation vehicle. Aquajet has been involved in raising financing for the past several years in order to exploit their business plan. In relation to this, Aquajet has been marginally successful and has developed a strong marketing and potential customer base, but to date has been unable to generate sufficient sales to fund its operations. The Company expects to realize its asset through the eventual public offering or acquisition of Aquajet by a third party. However, that exit is not believed to be likely in the near future. The Company recorded a reserve based on Aura's judgment that Aquajet will likely not continue its operations as a going concern.

     The investment in Algo Technology, Inc. has been recorded at its net fair value based upon the estimated share value, after giving consideration to an other than temporary decline in the value. The Telemac investment was issued to Aura in lieu of cash at $5 per share as described in Note 3 above. The investment has been recorded at its estimated net fair value based upon the estimated common stock price on the date of the transaction.

(5)      Joint Ventures and Other Agreements

         Aura-Dewan Joint Venture

     In 1995, the Company entered into an agreement with K&K Enterprises of India ("K&K") for the formation of a joint venture to manufacture and sell speakers using Aura's proprietary technology. In 1995, the Company also entered into an agreement with K&K for the formation of a joint venture to manufacture Aura's Bass Shaker(TM). In fiscal 1999, the joint venture was terminated and a total of $534,911 in joint venture losses and write-offs were recorded. In fiscal 2000, the Company's remaining investment in property of the joint venture was disposed of and certain claims and liabilities were satisfied. A loss on disposal of assets in the amount of $800,000 was recorded in fiscal 2000. The $800,000 loss is included in other income and expense on the statement of operations and is disclosed in Note 18 where it is included in the gain or loss on disposal of assets.

         Daewoo Agreement

     In 1992, the Company entered into a joint development and licensing agreement with Daewoo to develop and commercialize televisions using Aura's AMA(TM) display technology. Aura was to receive a fixed royalty (depending on television size), for each television set manufactured by Daewoo or licensed by Daewoo to a third party. Daewoo was taken over by its creditors during fiscal 1999. No assurances can be given as to the future plans of the AMA(TM) technology at Daewoo.

(6)      Related Party Transactions

     In the third quarter of fiscal 2002, the Company entered into a short term loan agreement with a member of the Board of Directors for $250,000, bearing interest at a rate of 10%. The note, including accrued interest of $2,500 was repaid within the third quarter.

     In the fourth quarter of fiscal 2002, the Company entered into a short term loan agreement with a member of the Board of Directors for another $250,000, bearing interest at a rate of 10%. The note, which is included in current notes payable at February 28, 2002, and accrued interest of $4,400 was repaid in March 2002. Related accrued interest of $2,400 at February 28, 2002 is reported in accrued expenses.

(7)      Inventories

     Inventories, stated at the lower of cost (first-in, first-out) or market, consist of the following:

                                                                       2002                  2001
                                                                      ------                ------
         Raw materials                                               $ 4,043,697           $ 3,516,826
         Finished goods                                                7,258,138             6,530,977
         Reserve for potential product obsolescence                   (1,795,411)             (291,404)
                                                               ------------------    ------------------
                                                                     $ 9,506,424           $ 9,756,399
                                                               =================     =================

     Inventories consist primarily of components and completed units for the Company's AuraGen(R) product. The net inventories as of February 28, 2002 which are not expected to be realized within a 12 month period during fiscal 2003 have been reclassified as long term.


(8)      Property, Plant and Equipment

     Property, plant and equipment, at cost, is comprised as follows:

                                                                                   2002                    2001
                                                                                 -------                 -------
                   Land                                                      $   3,187,997           $  3,187,997
                   Buildings                                                     8,708,796              8,708,796
                   Machinery and equipment                                       1,969,206             26,840,274
                   Furniture, fixtures and leasehold improvements                2,443,957              2,551,944
                                                                         -----------------          -------------
                                                                              $ 16,309,956           $ 41,289,011
                                                                              ============           ============


     In the fourth quarter of fiscal 2002, the Company determined that the tooling fixed assets were impaired based upon the requirements set forth in SFAS No. 144. A comparison of the projected future cash flows of the Company to the carrying value of the assets indicated that the assets were impaired. The tooling was written down by a total net amount of $4.6 million to $0, its estimated fair value based upon the discounted estimated cash flows over the remaining asset lives.

(9)      Notes Payable and Other Liabilities

     Notes payable and other liabilities consist of the following:

                                                       2002            2001
                                                      ------          ------
Litigation payable (a)                              $2,327,300     $   3,030,800
Line of credit (b)                                          --         1,984,000
Notes payable-equipment (c)                             20,371            26,093
Notes payable-buildings (d)                          5,157,138         5,248,205
Unsecured notes payable (e)                                 --         7,443,321
Trade debt (f)                                       3,140,657         7,960,027
Secured notes payable (g)                                   --        12,792,662
Related party note payable (h)                         250,000                --
                                                --------------     -------------

                                                    10,895,466        38,485,108
Less: current portion                                3,913,623        14,300,594
                                                --------------    --------------
Long-term portion                                 $  6,981,843     $  24,184,514
                                                  ============     =============


(a) The litigation payable represents the legal settlements entered into by Aura with various parties. These settlements call for payment terms with 8% interest rate to the plaintiffs through fiscal 2004. See Note 16 for additional information.

(b) The line of credit consisted of a single credit line in the amount of $3 million, bearing an interest rate of 12% and secured by a general security interest in the assets of the Company. The line called for a monthly principal payment of $100,000 plus accrued interest, and did not allow for any additional draws. The Company was in violation of substantially all of the original terms of this agreement, for which it received a waiver from the bank effective through June 30, 2001. The line of credit was repaid and eliminated in fiscal 2002.

(c) Notes payable-equipment consists of a note maturing in February 2005 with an interest rate of 8.45%.

(d) Notes payable-buildings consists of a 1st Trust Deed on two buildings in California bearing interest at the rate of 7.625%. A final balloon payment is due in fiscal 2009.

(e) Unsecured notes payable at February 28, 2001 consisted of one note bearing interest at a rate of 8% and an accrued liability of $5,500,000 to Deutsche Financial Services (DFS) as a result of a written guarantee of NewCom debt.The amount due to DFS was classified as a current liability on the balance sheet as a result of a settlement reached with DFS subsequent to the end of fiscal 2001. Following the terms of the settlement, in the first quarter of fiscal 2002 a cash payment of $350,000 was made and 10,000,000 shares of Aura common stock valued at $4,000,000 were issued to DFS, resulting in a gain on the settlement of the recorded liability of $1,150,000. During the third quarter of fiscal 2002, the remaining balance of the unsecured note plus accrued interest was forgiven by the creditor, resulting in an extraordinary pre-tax gain for early extinguishment of debt of approximately $900,000 (see Note 23).

(f) Trade debt was restructured with payment terms over a three-year period with interest at 8% per annum commencing in January 2000.

(g) Secured notes payable at February 28, 2001 consisted of two notes bearing interest at a rate of 8%. During fiscal 2002, the remaining balance plus accrued interest of one secured note was converted into 1,970,771 shares of the Company's common stock. Additionally, the Company converted the second secured note plus accrued interest into 44,142,000 shares of Aura common stock, resulting in an extraordinary pre-tax gain of approximately $1.0 million (See Note 23).

(h) In the fourth quarter of fiscal 2002, the Company entered into a short term loan agreement with a member of the Board of Directors for $250,000. The note accrued interest at a rate of 10% and was repaid in March 2002.

     Annual maturities of long term notes payable and litigation payable for the next fiscal years are as follows:


                            Fiscal Year Amount
                                      2003                    $3,913,623
                                      2004                     1,872,903
                                      2005                       270,035
                                      2006                       123,856
                                      2007                       133,778
                                      thereafter               4,581,271
                                                           -------------
                                                             $10,895,466

(10)     Accrued Expenses

     Accrued expenses consist of the following:

                                                        2002              2001
                                                      -------            -------
Accrued payroll and related expenses               $   794,481       $   680,524
Accrued interest                                        76,848           280,228
Accrued severance                                    1,080,525                --
Other                                                  229,803           324,002
                                                   -----------       -----------
                                                   $ 2,181,657       $ 1,284,754
                                                   ===========       ===========

          In the fourth quarter of fiscal 2002, the Company recorded a liability for future severance payments to the former management. Aura does not intend to utilize the consulting services of the former management beyond the first quarter of fiscal 2003.

          The Company has settled various trade payables and accrued liabilities with its vendors as a result of renegotiating the ultimate payment due. These negotiations have resulted in gains and losses as reported in the statements of operations for fiscal 2002, 2001 and 2000.

(11)     Income Taxes

          Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

          At February 28, 2002, the Company had net operating loss carry-forwards for Federal and state income tax purposes of approximately $249.5 million and $93.8 million respectively, which expire through 2022. Under SFAS No. 109, "Accounting for Income Taxes", the Company utilizes the liability method of accounting for income taxes. Accordingly, the Company has recorded a non-current deferred tax benefit of approximately $120 million for fiscal 2002 and $105 million for fiscal 2001. The Company has also recorded a full valuation reserve to fully offset the deferred benefit due to the uncertainty of the realization of this benefit. The deferred tax benefit consists solely of the benefit of the net operating loss carry-forward.

               The effective income tax rate reconciliation is:

                                                                  2002                   2001                     2000
                                                                -------                -------                   -------
                 U.S. Statutory income tax rate                      40%                    40%                     40%
                 Valuation allowance                                (40%)                  (40%)                   (40%)
                                                                   -----                   -----                    -----
                                                                      0%                     0%                      0%
                                                               ===========            ===========              ===========


(12)     Common Stock, Stock Options and Warrants

          At February 28, 2002 and 2001, the Company had 500,000,000 shares of $.005 par value common stock authorized for issuance. The Company had 387,690,390 shares of common stock issued and outstanding at February 28, 2002. The Company issued common stock in the fourth quarter 2002 which calls for additional repricing shares upon the issuance of shares at a lower price within a twelve month period. See Note 23 for additional information.

          The Board of Directors is authorized to issue from time to time up to 10,000,000 shares of preferred stock, in one or more series, and the Board of Directors is authorized to fix the dividend rates, any conversion rights or rights of exchange, any voting right, any rights and terms of redemption (including sinking fund provisions), the redemption price, liquidation preferences and any other rights, preferences, privileges and restrictions of any series of preferred stock. No amounts were outstanding as of February 28, 2002 and 2001.

          At February 28, 2002 there were warrants outstanding to purchase 33,956,727 shares of the Company's common stock exercisable at an average price of $0.71 per share.

          The Company has granted nonqualified stock options to certain directors. Options were granted at fair market value at the date of grant, vested immediately, and were exercisable at any time within a ten-year period from the date of grant.

          A summary of activity in the Directors stock option plan follows:


                                                                                  Shares        Exercise Price
                                                                                ----------     ---------------
                       Options outstanding at February 28,1999                     560,000        $  2.06-4.75
                       Expired                                                     (60,000)       $  3.00-4.75
                                                                                   --------     --------------
                       Options outstanding at February 29, 2000                    500,000        $  2.06-2.30
                                                                                   -------      --------------
                       Options outstanding at February 28, 2001                    500,000        $  2.06-2.30
                       Expired                                                     (50,000)       $  2.06-2.30
                                                                                  ---------     --------------
                       Options outstanding at February 28, 2002                    450,000        $  2.06-2.30
                                                                                   =======


The following table summarizes information about director stock options at February 28, 2002:

                                         Number             Average                                   Number
                   Range of          Outstanding at     Remaining Life     Weighted Average         Exercisable
                Exercise Price          2/28/02            in Years          Exercise Price        as of 2/28/02
                --------------          -------            --------          --------------        -------------
                     $2.06               450,000             5.36                 $2.06                 400,000
                     $2.30                50,000             5.13                 $2.30                  50,000


(13)     Employee Benefit Plans

          The Company sponsored two employee benefit plans: The Employee Stock Ownership Plan (ESOP) and a 401(k) plan. In addition, the options granted under the 1989 and 2000 Stock Option Plans are valid and subject to exercise.

          The ESOP is a qualified discretionary employee stock ownership plan that covers substantially all employees. This plan was formally approved by the Board of Directors during fiscal 1990. The Company made no contributions to the ESOP in fiscal 2002, 2001 and 2000.

          The Company sponsors a voluntary defined contribution 401(k) plan. The plan provides for salary reduction contributions by employees and matching contributions by the Company of the first 7% of the employee's pre-tax contributions. The matching contributions by the Company included in SG&A expenses are $58,025, $49,152, and $52,565 in fiscal 2002, 2001, and 2000, respectively.

          The 1989 Stock Option Plan has granted the maximum allowable number of options authorized. In March 2000, the Company's Board of Directors adopted the 2000 Stock Option Plan, a non-qualified plan which was subsequently approved by the shareholders. The 2000 Stock Option Plan authorizes the grant of options to purchase up to 10% of the Company's outstanding common shares. Shares currently under option generally vest ratably over a four to five year period.

          In October 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123, "Accounting for Stock-Based Compensation," which contains a fair value-based method for valuing stock-based compensation that entities may use, which measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. Alternatively, the standard permits entities to continue accounting for employee stock option and similar equity instruments under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has adopted only the disclosure provisions of SFAS No. 123. It applies APB Opinion No. 25 and related interpretations in accounting for its stock issuances to employees and does not recognize compensation expense for its stock-based compensation other than for restricted stock and options issued to outside third parties.

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

          If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under this plan consistent with the methodology prescribed by SFAS No. 123, the Company's net loss and loss per share would be reduced to the pro forma amounts indicated below:

Net loss                                       2002                    2001
                                              ------                  -------
 As reported                             $ (24,936,895)           $ (20,929,971)
 Pro forma                               $ (26,368,716)           $ (22,114,397)

Basic loss per common share
As reported                                    $ (0.08)                 $ (0.08)
 Pro forma                                     $ (0.08)                 $ (0.08)

          For the year ended February 29, 2000 pro forma amounts related to option grants were not material.

          For the purposes of computing the pro forma disclosures required by SFAS No. 123, the fair value of each option granted to employees and directors is estimated using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%, expected volatility of 70%, risk-free interest rates of 4.9% to 6.0%, and expected life of 1.5 and
     3.0 years.

          The weighted-average fair value of options granted during the period ended February 28, 2002 for which the exercise price equals the market price on the grant date was $0.09, and the weighted-average exercise price was $0.32. The weighted-average fair value of options granted for which the exercise price was greater than the market price on the grant date was $0.07, and the weighted-average exercise price was $0.36. No options were granted for which the exercise price was less than the market price on the grant date.

          The weighted-average remaining contractual life of the options outstanding at February 28, 2002 is 8.5 years. The exercise prices of the options outstanding at February 28, 2002 ranged from $0.31 to $7.31, and information relating to these options is as follows:


                                                                      1989 Plan                             2000 Plan
                                                        ----------------------------------      ----------------------------------
                                                              Shares         Exercise Price         Shares          Exercise Price
                                                        ----------------  -----------------     -------------     ----------------

         Options outstanding at February 28, 1999             6,453,300          $1.44-7.31                --                   --

         Cancellations                                         (454,500)          2.06-7.31                --                   --
         Expired                                               (131,800)          3.06-4.12
                                                               ---------         -----------      -----------        -------------
         Options outstanding at February 29, 2000             5,867,000           1.44-7.31                --                   --

         Grants                                                      --                  --        17,565,500           $0.31-0.60
         Cancellations                                           (5,000)               3.00          (132,500)                0.31
         Expired                                               (431,000)                .44                --                   --
                                                               ---------         -----------      -----------        -------------
         Options outstanding at February 28, 2001             5,431,000           1.79-7.31        17,433,000            0.31-0.60

         Grants                                                      --                  --        18,849,001            0.45-0.64
         Cancellations                                          (20,000)               3.00          (428,250)           0.31-0.45
         Exercises                                                   --                  --            (2,500)                0.31
         Expired                                                 (6,000)              7.25                 --                   --
                                                               ---------         -----------      -----------        -------------
         Options outstanding at February 28, 2002              5,405,000         $1.79-7.31        35,851,251          $ 0.31-0.64
                                                               =========         ==========        ==========         ============


         The following table summarizes information about employee stock options at February 28, 2002:

                                         Number             Average             Weighted              Number
                   Range of          Outstanding at     Remaining Life      Average Exercise      Exercisable As
                Exercise Prices         2/28/02            in Years              Price              of 2/28/02
                ---------------         -------            --------              -----              ----------

                  $0.31-0.64          35,854,251             8.70                 $0.39               7,240,000
                  $0.65-2.15           2,481,000             5.42                 $2.04               2,481,000
                  $2.16-3.00              15,000             0.62                 $3.00                  15,000
                  $3.01-3.31           2,900,000             6.05                 $3.30               1,960,000
                  $3.32-7.31               6,000             1.60                 $7.31                   6,000


(14)     Leases

          At February 28, 2002, the Company has no significant long term operating leases. Rental expense charged to operations approximated $0.1 million, $0.1 million, and $0.9 million in fiscal 2002, 2001 and 2000, respectively.

(15)     Significant Customers

          The Company sold its AuraGen(R) product to four significant customers during fiscal 2002 for a total of approximately $2.4 million or 77% of net revenues. These four customers included Inland Detroit Diesel, Stewart & Stevenson Services, Williams Diesel, and the U.S. Army.

          The Company sold its AuraGen(R) product to six significant customers during fiscal 2001 for a total of approximately $1.35 million or 53.8% of net revenues. Five of these companies are Stewart & Stevenson Services entities and account for approximately $1.0 million or 40% of net revenues with Americas Body Company accounting for an additional 13.6% or approximately $340,000 of net revenues.

          The Company sold ceramics related products to Honeywell, Inc. during fiscal 2000 for a total of approximately $2.1 million or 36.3% of net revenues.

(16)     Commitments and Contingencies

          The Company is engaged in various legal actions listed below. In the case of a judgment or settlement, appropriate provisions have been made in the financial statements.

          Deutsche Financial Services v. Aura (Settled)

          In June 1999, a lawsuit naming Aura was filed in the United States District Court for the Central District of California, Deutsche Financial Services ("DFS") v. Aura (Case No. 99-03551 GHK (BQRx)). The complaint followed DFS' termination of its credit facility with NewCom of $11,000,000 and seizure of substantially all of NewCom's collateral in April 1999. It alleged, among other things, that Aura was liable to DFS for NewCom's indebtedness under the secured credit facility purportedly guaranteed by Aura in 1996, well prior to the NewCom initial public offering of September 1997. Aura responded, denying DFS' claims and asserted in its defense, among other things, that the guarantee, if any, was discharged. In addition, Aura through its counsel, asserted cross-claims for, among other things, tortuous lender liability, alleging that DFS wrongfully terminated the NewCom credit facility, wrongfully seized the NewCom collateral and wrongfully foreclosed upon NewCom collateral, acting in a commercially unreasonably manner.

          The Company entered into a definitive Settlement and Mutual Release Agreement effective March 12, 2001 (the "Settlement") providing for the settlement of litigation. Under the terms of the Settlement DFS received cash payments totaling $350,000 and 10,000,000 shares of Aura's common stock in exchange for mutual releases. DFS may not sell more than 5,000,000 shares per year during the first two years following the settlement, may not sell any shares for the first 120 days following the settlement, and may not sell more than 50,000 shares in a single day. Aura will retain the right to repurchase unsold shares under certain conditions for a period of two years. During the first and second years following the Settlement, Aura may repurchase unsold shares in the possession of DFS at a price of $.80 per share in the first year and $1.00 per share in the second year. As part of the Settlement, DFS will assign to Aura its security interest in assets pledged by NewCom, Inc. to DFS to secure NewCom's indebtedness. Aura believes that DFS has already foreclosed upon all known assets, claims, or entitlements, which include inventory and receivables. Going forward, funds received by DFS, if any, with respect to the assets of NewCom, less costs and expenses incurred, will be held in trust by DFS for Aura. Aura may also prosecute or pursue a NewCom claim, asset or entitlement, which is subject to DFS' lien. Aura's receipt of any funds is conditioned upon the bid price of Aura common stock reaching $0.80 per share on ten business days during the first year or $1.00 per share during the second year. To the extent Aura recovers any funds, it will hold it in trust for DFS until the bid price of Aura reaches the above levels, respectively, or until the 730th day following the execution date of the Settlement, when Aura must then pay any recovered funds to DFS if the minimum bid prices set forth above have not been met.

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

          Kerry Morgan, et. al. v. NewCom, Inc. (Settled)

          In December 1999, a lawsuit was filed against NewCom, Inc. which, as amended, also included Aura Systems, Inc., Steven Veen, Sultan Khan, Asif Khan, Zvi Kurtzman, Deutsche Financial Services, Inc., Best Buy Co., Inc., Circuit City Stores, Inc. a/k/a Compusa, the Computer Super Store, and Staples, Inc., in the Circuit Court for the County of Wayne Michigan (Case No. 98-838563 CP). The plaintiff's sixth amended complaint purported to be a class action on behalf of a class alleged to consist of approximately two hundred thousand persons who purchased a NewCom Inc., a/k/a Atlas Peripherals computer product from Best Buy Co., Inc., Circuit City Stores, Inc., Computer City, and/or Staples, Inc. The complaint alleged that plaintiffs did not receive a rebate of between twenty to fifty dollars on NewCom products, as advertised and promoted by the above mass retailers. Plaintiffs further alleged that the mass retailers, without any justification, failed to pay NewCom for product received and sold. The plaintiffs sought, among other remedies, to recover all or part of the amount that the retailers failed to pay. Circuit City and Deutsche Financial Services filed cross-complaints. In August 2001, all litigants entered into a settlement Memorandum of Understanding which limited the total Aura defendants portion to $400,000, payable in monthly installments of $10,000 to the Plaintiffs. The parties have since entered into a definitive Settlement Agreement incorporating the terms of the Memorandum, which received final approval of the trial court in December 2001.

          Securities and Exchange Commission

          The Company has been informed by the Staff of the SEC that it intends to recommend that the Commission bring a civil action against Aura, NewCom, Inc. (a former subsidiary of Aura), Zvi Kurtzman, Steven Veen and Gerald Papazian for violations of the antifraud and books and records provisions of the securities laws. This grew out of an investigation into the Company's financial statements for various transactions during fiscal years 1996 through 1999. The Company originally disclosed the investigation by press release in January 1999. The Staff advised the Company that it would recommend that the SEC seek civil penalties and enjoin the companies and the individuals from future violations. In addition, the SEC Staff would recommend that the SEC impose director and officer bars against Messrs. Kurtzman and Veen and a bar against Mr. Veen to prohibit his practicing as an accountant before the SEC. The Company is informed that in order to avoid potential lengthy and costly litigation the individuals have agreed to propose to settle with the SEC without admitting or denying any of the Staff's allegations. The Company has engaged in conversations with the Staff of the SEC regarding settlement of the matter, but no agreements have yet been reached. Although Aura believes that it will reach a settlement in a manner that will not have a material adverse effect on the Company's business, it cannot predict with certainty when or if such a settlement will occur or what the actual effects of such a settlement would be. The Audit Committee of the Board will conduct a full review of the Company's accounting controls and procedures.

          Other Legal Actions

          The Company is also engaged in other legal actions. In the opinion of management the ultimate resolution of these matters will not have a material adverse effect on financial conditions, results of operations or cash flow.

          (17) Financial Instruments

          Financial instruments that subject the Company to concentration of credit risk are cash and cash equivalents, trade receivables, notes receivable, trade payables and notes payable. The carrying value of these financial instruments approximate their fair value at February 28, 2002. Cash and cash equivalents consist principally of short term money market funds; these instruments are short term in nature and bear minimal risk.

          For trade receivables and notes receivable, the carrying value of these amounts is a reasonable estimate of their fair value. The fair value of noncurrent receivables, including notes receivable are estimated by using the current rates at which similar loans would be made to such borrowers based on the remaining maturities, consideration of credit risks, and other business issues pertaining to such receivables.

          The fair value of debt instruments are estimated based on quoted market prices or, where quoted prices are not available, estimated based upon borrowing rates for similar debt instruments or on estimated prices based on current yields for debt issues of similar quality and terms. The Company does not have any unused borrowing capacity and is therefore unable to determine an applicable incremental borrowing rate. As a result, a fair market value for the debt, other than carrying value, is not determinable.

          Considerable judgment is necessarily required in interpreting market data to develop estimates of fair value. Accordingly, the estimates used are not necessarily indicative of the amounts that the Company would realize in a current market exchange.

          The Company performs credit background checks and evaluates the credit worthiness of all potential new customers prior to granting credit. UCC financing statements are filed, when deemed necessary.

(18)     Other Income and (Expenses)
         ---------------------------
               Other income and (expenses) consist of:

                                                            2002                 2001                2000
                                                          -------              -------              -------
               Gain (loss) on disposal of assets         $  (65,823)         $ 1,756,746            $ (93,638)
               Accrued severance                         (1,080,525)                 --                    --
               Debt transaction fee                       1,295,835                  --                    --
               Other income                                  80,156               14,381            1,097,627
               Interest income                              239,713              432,018              357,014
               Interest expense                          (2,495,551)          (2,263,916)          (4,476,690)
                                                          -----------         -----------          -----------
                                                        $(2,026,195)          $  (60,771)        $ (3,115,687)
                                                         ============         ===========        =============


          (19) Segment Reporting

          The Company is a United States based company providing advanced technology products to various industries. The principal markets for the Company's products are North America, Europe and Asia. All of the Company's operating long-lived assets are located in the United States. The Company operates in one segment.

          Total net revenues from customer geographical segments are as follows (in thousands):


                                                     2002                        2001                      2000
                                                ------------------       ---------------------      ---------------------
               U.S.                            $2,792         89.6%      $ 2,464          98.1%     $ 5,757         99.4%
               Canada                              39         1.3             31          1.2            10           0.2
               Europe                             218         7.0             --           --            --            --
               Asia                                67         2.1             18          0.7            21           0.4
                                              -------- -----------       --------  -----------    ---------   -----------
                                               $3,116        100.0%      $ 2,513         100.0%     $ 5,788        100.0%
                                               ======   ===========      =======    ===========     =======    ==========


          (20) Discontinued Operations

          In June 1999 and March 1999, the Company divested its interest in AuraSound, Inc. and the MYS group of entities, respectively. Pursuant to APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," the consolidated financial statements of the Company have been reclassified to reflect the disposition of the AuraSound segment as a discontinued operation. Net operating revenues for discontinued operations for fiscal 2002, 2001 were $0 and 2000 was $1,037,000.

          (21) Recently Issued Accounting Pronouncements

          In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", which eliminates the requirement that all gains and losses from extinguishment of debt were to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the requirements of APB Opinion No. 30. Applying the provisions of APB Opinion No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. Management believes that the adoption of the provisions of SFAS No. 145 will not have a material effect on the Company's results of operations and financial position.

          In October 2001, the FASB issued SAFS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30 relative to the disposal of a segment of a business. While SFAS No. 144 retains the requirements of SFAS No. 121 to recognize an impairment loss if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows, it expands the scope of discontinued operations to include all distinguishable components of an entity rather than just a segment of a business. This statement becomes effective for financial statements issued for fiscal years beginning after December 15, 2001; however, the Company has adopted the provisions of the statement in its fiscal year ended February 28, 2002 (see Notes 1 and 8).

          In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement becomes effective for financial statements issued for fiscal years beginning after June 15, 2002. Management is currently evaluating the effect that the adoption of this standard will have on the Company's results of operations and financial position.


          (22) Subsequent Events

          On December 11, 2001 the Company filed a complaint in the United States District Court, Central District of California, against CRS Emergency Vehicles, Co., Custom Coaches International and C. Ray Smith for Breach of Contract, Conversion, Bad Faith, Fraud and Injunctive Relief. The action arose out of a sale to defendant distributors of approximately $1.2 million of the Company's AuraGen(R) product. Despite requests for payment, no payment was received. Following service of the complaint and defendant's failure to file a responsive pleading in the time required, on January 25, 2002 the Company filed a Request to Enter Default and Application for Clerk Judgment. On February 7, 2002, however, the District Court accepted defendant's answer denying allegations. On May 7, 2002, following discussions between the parties, the Company entered into a definitive settlement, with defendants agreeing to release or otherwise account for all of the product shipped to the Company. The parties also agreed to terminate the distributorship agreement. The Company has fully accounted for this event in the fourth quarter and reversed revenue of $1.2 million due to the return of the inventory. As a result, revenues in the fourth quarter are a negative $928,000.

          On February 28, 2002, Aura retired approximately $15.3 million of debt and accrued interest. In the first quarter of fiscal 2003, the Company raised $4.2 million through the placement of 20.8 million shares of its common stock. Several of these same investors participated in the funding to retire the $15.3 million in debt. The original subscription agreement included terms and conditions requiring more common shares be issued to participants in the debt restructuring as a result of price protection clauses. The net financial impact in the fourth quarter was such that the Company recognized other income of $1.3 million for the transaction fee paid to Aura and an extraordinary gain on extinguishment of debt of $1.0 million, which reflects the commitment to issue additional shares due to these price protection clauses.

          (23) Extinguishment of Debt

          In the fourth quarter of fiscal 2002 the Company restructured $15.3 million of debt and accrued interest into 44,142,000 of Aura common stock, resulting in an extraordinary gain of approximately $1.0 million. Due to guaranteed share pricing agreements, 14,714,000 of the common shares totaling $3,310,650 were not issued as of February 28, 2002 and have been reflected on the Consolidated Statement of Stockholders' Equity as "Committed common stock". Additionally, in the third quarter of fiscal 2002, the remaining balance of an unsecured note payable plus accrued interest was forgiven by the creditor, resulting in an extraordinary gain on extinguishment of debt of approximately $900,000. The total gain on extinguishment of debt of $1,899,540, which is reflected as an extraordinary item in the accompanying consolidated financial statements, resulted in extraordinary income per share of less than $0.01. At the start of fiscal 2000, the Company had $38,481,782 in convertible notes payable, of which most were in default. During fiscal 2000 the Company restructured much of its convertible notes payable obligation through debt forgiveness and equity conversion. With the debt restructure, $11,009,102 of convertible notes was converted into 71,054,445 shares of the Company's common stock, of which 2,520,000 shares were not reflected as outstanding as of February 29, 2000. The Company also redeemed $430,000 of convertible notes, and $12,535,898 in convertible notes and $5,850,168 in accrued interest were forgiven. The balance of these notes became non-convertible. A majority of the restructure was accomplished by a single unrelated party acquiring $21,345,000 of the convertible notes payable and subsequently converting $9,224,102 into 65,034,445 shares of the Company's common stock and debt forgiveness of $12,120,898. In addition, $682,852 in accounts payable and accrued expenses was also forgiven. Total debt forgiveness of $19,068,918 is reflected as an extraordinary item in the accompanying consolidated financial statements and resulted in extraordinary income per share of $0.15.

          (24) Asset Impairment

          The asset impairment charge consisted of the following:

                                                                      2002                 2001                 2000
                                                                    --------             --------              --------
         Equipment-tooling                                         $4,603,582                $  --                $  --
         Advertising credits                                        3,057,976                   --                   --
         Long term investments                                      1,433,835              240,000                   --
                                                                    ---------              -------              -------
                                                                   $9,095,393             $240,000                $  --
                                                                   ==========             ========                =====


          In the fourth quarter of fiscal 2002, the Company determined that the media credit asset was impaired based upon the requirement of SFAS No. 144. A comparison of the projected future cash flows of the Company to the carrying value of the assets indicated that the assets were impaired. The asset was written down to $0, its estimated fair value based upon the discounted estimated cash flows over the remaining asset lives. See Note 8 for equipment-tooling disclosure. See Note 4 regarding long term investments.

          (25) Selected Quarterly Financial Data (unaudited)
          (amounts in thousands, except per share data)

                                                                           2002
                                        ---------------------------------------------------------------------------
                                        First           Second           Third             Fourth         Full Year
                                        -----           ------           -----             ------         ---------
 Net revenues                            $2,875           $ 863           $  306            $ (928)        $ 3,116
                                         ======           =====           ======            =======        =======
 Gross profit                            $1,434           $ 550           $  137            $ (485)        $ 1,636
                                         ======           =====           ======            =======        =======
 Loss before extraordinary item         $(2,106)       $(6,035)          $(2,627)         $(16,058)       $(26,826)
                                        ========       ========          ========         =========       =========
 Net loss                               $(2,106)       $(6,035)          $(1,095)         $(15,701)       $(24,937)
                                        ========       ========          ========         =========       =========

 Net loss per common share               $ (.01)        $ (.02)          $  (.00)          $  (.05)        $  (.08)
                                         =======        =======          ========          ========        ========




                                                                          2001
                                        ---------------------------------------------------------------------------
                                        First           Second           Third            Fourth          Full Year
                                        -----           ------           -----            ------          ---------
Net revenues                             $ 382           $ 387             $ 502           $1,242          $ 2,513
                                         =====           =====             =====           ======          =======
Gross profit:
  As reported on Form 10Q             $ (2,133)       $ (2,169)          $(1,881)           $ 679          $(5,504)
  Adjustment                             2,319           2,347             2,134               --            6,800
                                         -----           -----             -----          --------     -----------
  Adjusted report                        $ 186           $ 178             $ 253            $ 679          $ 1,296
                                         =====           =====             =====            =====          =======

Net loss                              $ (2,610)       $ (6,726)         $ (4,653)         $(6,941)        $(20,930)
                                      =========       =========         =========         ========        =========
Net loss per common share               $ (.01)         $ (.03)           $ (.02)          $ (.02)         $  (.08)
                                        =======         =======           =======          =======         ========


      The net loss per common share aggregated relative to the four quarters does not necessarily sum to the full year amount since the computations are based on the weighted average number of common shares outstanding during each period.
      In the fourth quarter of fiscal 2002, the Company recorded various adjustments as recorded in the financial position and operating results of the Company. As a result, the Company reversed revenues (see Note 22), reserved slow moving and obsolete inventory (see Note 7), recognized losses on impaired assets (see Notes 4, 8 and 24), recorded a liability for future severance payments to the former management (see Note 10), and restructured a significant amount of the debt (see Note 23).
     In fiscal 2001, the Company reclassified certain costs that had been characterized as overhead costs and included in cost of sales. These items were primarily engineering and facility related and have now been classified as engineering expenses in the operating expense category. This was done to more accurately reflect the actual cost of the product sold and provide a gross profit presentation based on the sale of the product itself. This resulted in a change in the reported gross margins for fiscal 2000 from a negative 131.9% to a positive 66.2%.

To the Board of Directors and Stockholders
Aura Systems, Inc.
El Segundo, California


Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The consolidated supplemental Schedule II is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.




/s/ SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
April 30, 2002

                                   SCHEDULE II
                               AURA SYSTEMS, INC.
                                AND SUBSIDIARIES

                        Valuation and Qualifying Accounts

     Years ended February 28, 2002, February 28, 2001 and February 29, 2000


                                                Balance at       Charged to cost   Charged to                        Balance at
                                           beginning of period    and expenses   other accounts     Deductions     end of period
                                           -------------------    ------------   --------------     ----------     -------------

Year ended February 28, 2002:
Allowance for:
    Uncollectible accounts receivable               $ 160,000           $   --          $   --         $ 10,000        $ 150,000
    Reserve for inventory                             291,404        1,510,871              --            6,864        1,795,411
    Reserve for investments                           388,652        1,433,835              --              --         1,822,487
                                                     --------        ---------        ---------       ---------        ---------
                                                    $ 840,056       $2,944,706         $    --         $ 16,864       $3,767,898
                                                    =========       ==========         =======         ========       ==========

Year ended February 28, 2001:
Allowance for:
    Uncollectible accounts receivable             $ 7,673,217        $1,339,696        $    --       $8,852,913     $    160,000
    Reserve for inventory                             326,936                --             --           35,532          291,404
    Reserve for investments                           148,652          240,000              --               --          388,652
                                                     --------        ---------     -----------      -----------     ------------
                                                  $ 8,148,805       $1,579,696         $    --      $ 8,888,445     $    840,056
                                                  ===========       ==========         =======      ===========     ============

Year ended February 29, 2000:
Allowance for:
    Uncollectible accounts receivable               $8,149,551   $     456,233         $    --      $   932,567      $ 7,673,217
    Reserve for inventory                            7,876,000           82,913             --        7,631,977          326,936
    Reserve for investments                            148,652                --            --               --          148,652
                                                       -------   ---------------  --------------  -------------     ------------
                                                   $16,174,203   $     539,146   $            --     $8,564,544      $ 8,148,805
                                                   ===========   =============    ==============     ==========      ===========