Form 10-Q
period 2002-05-31
AURA SYSTEMS INC
filed 2002-07-15
CIK 826253

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended May 31, 2002            Commission File Number:  000-17249



                               AURA SYSTEMS, INC.
             (Exact name of Registrant as specified in its charter)

         Delaware                                         95-4106894
   (State or other jurisdiction             (I.R.S. Employer Identification No.)
of incorporation or organization)


                               2335 Alaska Avenue
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
YES       X             NO
   --------------         --------------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Class                                          Outstanding at July 9, 2002
   -------                                         ---------------------------
Common stock, par value                                408,782,576 Shares
   $.005 per share

                       AURA SYSTEMS, INC. AND SUBSIDIARIES

                                      INDEX



                                                                                                    Page No.
PART I.       FINANCIAL INFORMATION

         ITEM 1.      Financial Statements

                      Statement Regarding Financial Information                                        1

                      Condensed Consolidated Balance Sheets as of
                      May 31, 2002 (unaudited) and February 28, 2002                                   2

                      Condensed Consolidated Statements of Operations for the Three
                      Months Ended May 31, 2002 (unaudited) and 2001 (unaudited)                       3

                      Condensed Consolidated Statements of Cash Flows for the Three
                      Months Ended May 31, 2002 (unaudited) and 2001 (unaudited)                       4

                      Notes to Condensed Consolidated Financial Statements
                                                                                                       5

         ITEM 2.      Management's Discussion and Analysis of Financial Condition and
                      Results of Operations                                                            7


PART II.  OTHER INFORMATION

         ITEM 1.      Legal Proceedings                                                                10

         ITEM 2.      Changes in securities                                                            10

         ITEM 6.      Exhibits and reports on Form 8-K                                                 10


SIGNATURES                                                                                             11



                       AURA SYSTEMS, INC. AND SUBSIDIARIES

                           QUARTER ENDED MAY 31, 2002




PART I.  FINANCIAL INFORMATION

The financial statements included herein have been prepared by Aura Systems, Inc. ("Aura" or the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). As contemplated by the SEC under Rule 10-01 of Regulation S-X, the accompanying financial statements and footnotes have been condensed and therefore do not contain all disclosures required by accounting principles generally accepted in the United States. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended February 28, 2002 as filed with the SEC (file number 000-17249).


                       AURA SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                 May 31,
                                                                                  2002                   February 28,
                                                                               (Unaudited)                   2002
Assets


Current assets
     Cash and equivalents                                                    $       1,099,471          $      1,143,396
     Receivables, net                                                                   91,668                    67,491
     Inventories, net                                                                4,856,286                 5,006,424
     Notes receivable                                                                  172,191                   168,792
     Other current assets                                                              522,170                   228,758
                                                                             -----------------         -----------------
       Total current assets                                                          6,741,786                 6,614,861

Property and equipment, at cost                                                     16,309,956                16,309,956
Less accumulated depreciation and amortization                                      (6,125,975)               (5,935,475)
                                                                             ------------------        ------------------

     Net property and equipment                                                     10,183,981                10,374,481

     Non-current inventories                                                         4,500,000                 4,500,000
     Long term investments                                                           1,000,000                 1,700,000
     Long term receivables                                                           2,303,003                 2,347,346
     Patents and trademarks, net                                                     2,984,851                 3,061,932
     Other assets                                                                      157,005                   163,370
                                                                             -----------------         -----------------
       Total                                                                 $      27,870,626         $      28,761,990
                                                                             =================         =================

Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable                                                        $       2,410,860         $       3,032,134
     Notes payable                                                                   3,324,034                 3,913,623
     Accrued expenses                                                                2,321,633                 2,181,657
                                                                             -----------------         -----------------
       Total current liabilities                                                     8,056,526                 9,127,414

Notes payable and other liabilities                                                  6,891,031                 6,981,843

COMMITMENTS AND CONTINGENCIES
Stockholders' equity

   Common stock par value $.005 per share and additional paid in capital.  Issued and outstanding 408,782,576 shares at May
   31, 2002 and 387,690,068 shares at February 28, 2002.                           304,560,994               300,332,457

   Accumulated deficit                                                            (291,637,925)             (287,679,724)
                                                                             ------------------         -----------------

       Total stockholders' equity                                                   12,923,069                12,652,733
                                                                             -----------------          ----------------
       Total                                                                 $      27,870,626         $      28,761,990
                                                                             =================         =================

     See accompanying notes to condensed consolidated financial statements.




                       AURA SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THREE MONTHS ENDED MAY 31, 2002 AND 2001
                                   (Unaudited)


                                                                                   2002                        2001

Net Revenues                                                                  $      183,739             $    2,874,569

     Cost of goods                                                                    80,985                  1,440,623
                                                                              --------------             --------------

Gross Profit                                                                         102,753                  1,433,946

Operating Expenses

     Engineering expenses                                                          1,096,770                  2,301,285
     Selling, general and administrative                                           2,160,475                  2,254,461
     Research and development                                                        136,048                    271,806
                                                                             ---------------             --------------

     Total expenses                                                                3,393,292                  4,827,552
                                                                              --------------             --------------

Loss from operations                                                             (3,290,539)                (3,393,606)

Other (income) and expense

     (Gain) on sale of assets                                                             --                   (399,189)
     (Gain) on settlement with Deutsche Financial Services                                --                 (1,150,000)
     Other (income) expense                                                          585,429                   (144,252)
     Interest expense, net                                                            82,234                    405,533
                                                                              --------------              --------------

Net loss                                                                      $   (3,958,201)            $   (2,105,698)
                                                                              ===============            ===============

Net loss per common share-basic                                               $         (.01)            $         (.01)
                                                                              ===============             ==============

Weighted average shares used
  to compute net loss per share                                                  398,236,320                300,710,598
                                                                              ===============             ==============



     See accompanying notes to condensed consolidated financial statements.


                       AURA SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE THREE MONTHS ENDED MAY 31, 2002 AND 2001
                                   (Unaudited)


                                                                           2002                       2001

Net cash used in operations                                          $     (3,969,869)         $     (4,174,294)
                                                                     -----------------         -----------------

Cash flows from investing activities:
      Proceeds from sale of assets                                                 --                   399,189
      Payments from notes receivable                                           40,944                    37,807
     Purchase of property and equipment                                            --                  (107,434)
                                                                     ----------------          -----------------

     Net cash provided by investing activities                                 40,944                   329,562

Cash flows from financing activities:

     Repayment on line of credit                                                   --                (1,300,000)
     Proceeds from exercise of warrants                                            --                    27,000
     Repayment of debt                                                       (250,000)                 (629,966)
     Net proceeds from issuance of common stock                             4,135,000                 5,697,900
                                                                     ----------------          ----------------

     Net cash provided by financing activities                              3,885,000                 3,794,934
                                                                      ---------------          ----------------

Net increase (decrease) in cash and equivalents                               (43,925)                  (49,798)
Cash and equivalents at beginning of period                                 1,143,396                 1,265,912
                                                                     ----------------          ----------------

Cash and equivalents at end of period                                $      1,099,471          $      1,216,114
                                                                     ================          ================

Supplemental  disclosures of cash flow  information
Cash paid during the period for:
              Interest                                               $         43,167          $        447,291
              Income Tax                                             $              0          $              0



The unaudited supplemental disclosure of non-cash investing and financing activities:

In the quarter ended May 31, 2002 there were 292,508 shares of the Company's common stock issued in satisfaction of $92,140 in liabilities. In the quarter ended May 31, 2001, $4,330,994 of liabilities were satisfied with the issuance of 10,851,381 shares of the Company's common stock.




     See accompanying notes to condensed consolidated financial statements.

                       AURA SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  May 31, 2002
                                   (Unaudited)

1)       Basis of Presentation

         The condensed consolidated financial statements include the accounts of Aura Systems, Inc. ("the Company" or "Aura") and subsidiaries. All material inter-company balances and inter-company transactions have been eliminated.

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which include only normal recurring adjustments) and reclassifications for comparability necessary to present fairly the financial position of Aura Systems, Inc. at May 31, 2002 and the results of its operations and cash flows for the three months ended May 31, 2002 and 2001.

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

2)       Going Concern

         The Company has received a report from its independent auditors that includes an explanatory paragraph describing the uncertainty as to the Company's ability to continue as a going concern. These condensed consolidated financial statements contemplate the ability to continue as such and do not include any adjustments that might result from this uncertainty.

3)       Capital

         In the quarter ended May 31, 2002, common stock outstanding increased by a total of 21,092,508 shares as follows: 20,800,000 shares were sold for gross proceeds of $4,160,000 and 292,508 shares were issued to satisfy liabilities of $92,140.

4)       Inventories

         Inventories, stated at the lower of cost (first in, first out) or market, consist of the following:


                                                                              May 31,              February 28,
                                                                                2002                   2002
                                                                        ------------------       -----------------
         Raw materials                                                    $     3,971,566          $    4,043,697
         Finished goods                                                         7,179,275               7,258,138
         Reserve for potential product obsolescence                            (1,795,411)             (1,795,411)
                                                                          ----------------         --------------
                                                                          $     9,355,430          $    9,506,424
                                                                          ===============          ==============


          Inventories consist primarily of components and completed units for the Company's AuraGen(R) product.

5)       Asset Impairment

          Subsequent to the quarter ended May 31, 2002 Aura became aware of financial difficulties relative to one of its investments. Aura recognized a $700,000 impairment charge as the Company concluded there was an other than temporary decline in the value of the investment. It is now recorded at its estimated fair market value of approximately $500,000.

6)       Significant Customers

          In the quarter ended May 31, 2002, the Company sold AuraGen(R) related products to four significant customers for a total of approximately $106,000 or 55% of net revenues. None of the above customers are related to or affiliated with the Company.

7)       Contingencies

          The Company is not presently engaged in any material litigation. See the Company's Form 10-K, Item 3 Legal Proceedings for the year ended February 28, 2002 as filed with the SEC (file number 000-17249) for a further discussion of the legal activities. In the case of a judgment or settlement, appropriate provisions have been made in the financial statements. The following are summaries of changes in litigation issues since February 28, 2002:

         Securities and Exchange Commission Settlement
          On June 11, 2002 the Securities and Exchange Commission filed a settled civil enforcement action in U.S. District Court in the Central District of California against Aura, a former subsidiary, and former officers of both companies. The SEC settled action alleged violations of the anti-fraud and books and records provisions of the securities laws during Aura's 1997 and 1998 fiscal years (See Litigation Release No. 17557, SEC vs. Aura Systems, Inc. et. al., USDC No. 02-4555 NM (MANx)). No person who is now an employee, officer or director of Aura Systems is alleged to have engaged in any wrongdoing. The settlement was without any penalty or fine imposed on Aura and will not require that Aura restate its financials. It did not include any admission of wrongdoing. As part of the settlement, the court papers included a consent and undertaking and final judgment reflecting the Company's agreement to be enjoined from committing securities violations of the anti-fraud and books and records provisions, thus ending the matter. The Audit Committee of the Board will conduct a full review of the Company's accounting controls and procedures.

         Other Legal Actions

          The Company is also engaged in other legal actions. In the opinion of management the ultimate resolution of these matters will not have a material adverse effect on financial conditions, results of operations or cash flow.

8)       Subsequent Event

          In July 2002 the Company received $500,000 from two significant shareholders in the form of a convertible note. The note is due in 180 days and carries an interest rate of 8% due at maturity. Upon equity funding of at least $2 million prior to the note's maturity, the principal and accrued interest are convertible into common stock at $.11 per share or the average equity sale rate, whichever is less.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         Overview

         This report may contain forward-looking statements, which involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in such statements. Certain factors could also cause actual results to differ materially from those discussed in such forward-looking statements, including factors discussed in the Company's Form 10-K for the period ended February 28, 2002, and factors discussed in this report.

         Results of Operations

     Net revenues for the quarter ended May 31, 2002 decreased to $183,739 from $2,874,569 in the prior year quarter. This represents a decrease of $2,690,830 from the prior year comparable quarter. Revenues are lower because the Company did not ship any significant quantities to its distributors as was done in the prior year. In addition, revenue of $1.3 million was recognized in the prior year first quarter relative to shipments made to CRS Emergency, which were later returned.

     Cost of goods decreased to $80,985 in the quarter ended May 31, 2002 from $1,440,623 in the quarter ended May 31, 2001, due to the decrease in sales noted above. Cost of goods sold includes only the direct material costs incurred.

     Gross margins increased to 56% from 50% in the prior year quarter as a result of a combination of price increases and cost reductions for the Company's products. Margins can vary quarter to quarter as a result of product mix, options and accessories purchased and system sales as opposed to individual component sales.

     Engineering expenses decreased by $1,204,515 to $1,096,770 in the quarter ended May 31, 2002 from $2,301,285 in the prior year fiscal quarter. The decrease was primarily due to the elimination of the tooling depreciation.
Depreciation and amortization for the quarter ended May 31, 2001 totaled $1,477,199 compared to $273,828 for the quarter ended May 31, 2002. In fiscal 2001, the Company reclassified certain costs that had been characterized as overhead costs and included in cost of goods. These items were primarily engineering and facility related and have now been classified as engineering expenses in the operating expense category. This was done to more accurately reflect the actual cost of the product sold and provide a gross profit presentation based on the sale of the product itself.

     Selling, general and administrative (SG&A) expenses decreased slightly to $2,160,475 in the quarter ended May 31, 2002 from $2,254,461 in the quarter ended May 31, 2001. The SG&A expenses were lower due primarily to lower litigation expenses incurred. A majority of the lawsuits which existed in the prior year have been settled or dismissed, thus requiring less in legal fees. In addition, sales and marketing costs were lower in the current year quarter. Sales and marketing costs are expected to increase in the future. The lower SG&A costs were partially offset by consulting expenses incurred for the former management of the Company.

     Research and development expense decreased from $271,806 in the quarter ended May 31, 2001 to $136,048 in the quarter ended May 31, 2002. In the prior year the Company had expanded its efforts in developing variations of the 5 kW AuraGen(R), such as the 8.5 kW, 10 kW, 12.5 kW, and the inverter option. In the current year, much of that initial activity is complete, and the headcount for the R&D staff has been reduced.

     The Company recorded a gain of $399,189 on the sale of assets and a gain of $1.2 million on the settlement with Deutsche Financial Services in the quarter ended May 31, 2001 while there were no asset sales or other similar gains in the quarter ended May 31, 2002.

     Other income and expense for the quarter ended May 31, 2001 consists primarily of settlement of accounts payable. Other income and expense for the quarter ended May 31, 2002 consists primarily of the recognition of an impaired investment, reimbursement of prior period legal expenses and sub-lease rental income. In the quarter ended May 31, 2002 Aura became aware of significant financial difficulties relative to Algo Technology, Inc. Aura recognized a $700,000 impairment charge as the Company concluded there is an other than temporary decline in the value of Algo Technologies, Inc. The investment is now recorded as its estimated fair market value of approximately $500,000.

     Net interest expense for the quarter ended May 31, 2002, decreased from $405,533 to $82,234 in the current year quarter due to the continuing reduction in the debt level of the Company. Current interest income was approximately $52,000 primarily from the long-term note receivable.

     The Company has received correspondence from Daewoo Electronics Co., Limited ("Daewoo") relative to its Technology License Agreement in the form of a request to grant transfer of the License to a major public industrial corporation in the Republic of South Korea. The Technology License Agreement between Aura and Daewoo provides for Aura's consent to any transfer and contains rights to Aura in any sublicense. The Company has had preliminary discussions with Daewoo that could possibly affect materially the Company's results of operations in subsequent reports. However, no assurances can be given as to the outcome of the discussions or whether they will lead to consummating a consent or sublicense. The Company has previously reported that it had retained interest in the Company's other proprietary technology besides the AuraGen, including its Actuated Mirror Array ("AMA"), but that Daewoo had been in a financial crisis and negotiating about the future of the AMA technology.

         Financial Position, Liquidity and Capital Resources

         At May 31, 2002, the Company had cash of $1,099,471 as compared to a cash level of $1,143,396 at February 28, 2002. Inventories at May 31, 2002 decreased by $150,138 from February 28, 2002.

         Cash flows used in operations decreased by $204,425 as compared to the fiscal quarter ended May 31, 2001. The Company's working capital was a negative $1,314,740 at May 31, 2002, as compared to a negative $2,512,553 at the fiscal year ended February 28, 2002. The Company continues to focus on improving the financial position through cost control measures and by decreasing the long and short-term debt owed by Aura. Aura continues to implement actions for the purpose of monetizing non-operating assets in order to utilize the cash to fund the operating, sales and marketing activities.

         In the fiscal quarter ended May 31, 2002, the Company received gross proceeds of $4,160,000 from the sale of 20,800,000 shares of the Company's common stock. The Company also satisfied liabilities of approximately $92,140 through the issuance of 292,508 shares of common stock.

         In July 2002 the Company received $500,000 from two significant shareholders in the form of a convertible note. The note is due in 180 days and carries an interest rate of 8% due at maturity. Upon equity funding of at least $2 million prior to maturity, the notes and accrued interest are convertible at $.11 per share or the average equity sale rate, whichever is less.

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

         For additional information regarding the Company's financial condition, see the Company's Form 10K, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended February 28, 2002 as filed with the SEC (file number 000-17249).

         Forward Looking Statements

         The Company wishes to caution readers that important factors, in some cases, have affected, and in the future could affect, the Company's actual results and could cause the Company's actual consolidated results for the second quarter of Fiscal 2003, and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of the Company.

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



PART II - OTHER INFORMATION


Item 1:    Legal Proceedings

          For information regarding pending legal proceedings, see Note 7 to the
Company's  condensed   consolidated  financial  statements  appearing  elsewhere
herein.


Item 2:   Changes in Securities

          During the first quarter of Fiscal 2003, the Company conducted a private offering to a group of accredited investors and two Directors for the sale of 20,800,000 shares of common stock for total gross proceeds of approximately $4.16 million.

          During the first quarter of Fiscal 2003, 292,508 shares of common stock were issued to a creditor for approximately $92,140 of liabilities.

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







                                                   AURA SYSTEMS, INC.
                                      -----------------------------------------
                                                     (Registrant)






Date:         July 15, 2002             By:   /s/Steven M. Burdick
       ------------------------              -----------------------------
                                                 Steven M. Burdick
                                               Senior Vice President
                                              Chief Financial Officer
                                     (Principal Financial and Accounting Officer
                                            and Duly Authorized Officer)