Form 10-Q
period 2002-08-31
AURA SYSTEMS INC
filed 2002-10-15
CIK 826253

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


     For the Quarter Ended August 31, 2002 Commission File Number 000-17249

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

        Class                                   Outstanding at October 10, 2002

Common Stock, par value                                 417,170,294 Shares
$.005 per share


                       AURA SYSTEMS, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                                     Page No.

PART I.       FINANCIAL INFORMATION

     ITEM 1.     Financial Statements

                     Statement Regarding Financial Information                                            2

                     Condensed Consolidated Balance Sheets as of August 31, 2002                          3

                     (unaudited) and February 28, 2002

                     Condensed Consolidated  Statements of Operations for the Three Months and Six        4
                     Months Ended August 31, 2002 (unaudited) and 2001 (unaudited)

                     Condensed  Consolidated  Statements  of Cash Flows for the Six  Months  Ended        5
                     August 31, 2002 (unaudited) and 2001 (unaudited)

                     Notes to Condensed Consolidated Financial Statements                                 6

         ITEM 2.     Management's Discussion and Analysis of Financial Condition and Results of           9
                     Operations

         ITEM 4.     Controls and Procedures                                                              14

PART II. OTHER INFORMATION

         ITEM 1.      Legal Proceedings                                                                   15

         ITEM 2.      Changes in Securities                                                               15

         ITEM 6.      Exhibits and Reports on Form 8-K                                                    15

SIGNATURES AND CERTIFICATIONS                                                                             16





                       AURA SYSTEMS, INC. AND SUBSIDIARIES
                          QUARTER ENDED AUGUST 31, 2002


PART I.  FINANCIAL INFORMATION

The consolidated financial statements included herein have been prepared by Aura Systems, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). As contemplated by the SEC under Rule 10-01 of Regulation S-X, the accompanying consolidated financial statements and footnotes have been condensed and therefore do not contain all disclosures required by generally accepted accounting principles. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended February 28, 2002 as filed with the SEC (file number 000-17249).

                       AURA SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                August 31,
                                                                                   2002                 February 28,
Assets                                                                          (Unaudited)                  2002
                                                                                -----------             -------------

Current assets:
Cash and equivalents                                                            $     169,304              $1,143,396
Receivables, net                                                                      180,288                  67,491
Inventories, net                                                                    4,743,625               5,006,424
Notes receivable                                                                      202,053                 168,792
Other current assets                                                                  533,837                 228,758
                                                                                -------------            ------------

       Total current assets                                                         5,829,107               6,614,861

Property and equipment, at cost                                                    16,163,742              16,309,956
Less accumulated depreciation and amortization                                     (8,504,505)             (5,935,475)
                                                                                -------------            ------------

Net property and equipment                                                          7,659,237              10,374,481

Non-current inventories                                                             4,500,000               4,500,000
Long term investments                                                               1,000,000               1,700,000
Long term receivables                                                               2,113,351               2,347,346
Patents and trademarks, net                                                         2,907,768               3,061,932
Other assets                                                                          150,645                 163,370
                                                                                -------------             -----------
      Total                                                                    $   24,160,108             $28,761,990
                                                                               ==============             ===========


Liabilities and Stockholder's Equity

Current liabilities:
Accounts payable                                                               $    2,599,502              $3,032,134
Notes payable                                                                       3,559,195               3,913,623
Convertible notes                                                                   1,000,000                     ---
Accrued expenses                                                                    2,711,474               2,181,657
                                                                                -------------             -----------

Total current liabilities                                                           9,870,171               9,127,414

Notes payable and other liabilities                                                 6,648,406               6,981,843

COMMITMENTS AND CONTINGENCIES
Stockholders' equity
    Common  stock par value  $.005  per share and  additional  paid in capital.  Issued and outstanding  413,140,294 shares at August 31,
    2002 and 387,690,068 shares at                                                304,973,495             300,332,457
    February 28, 2002.

    Accumulated deficit                                                          (297,331,964)          (287,679,724)
                                                                                -------------           -------------

       Total stockholders' equity                                                   7,641,531              12,652,733
                                                                                -------------           -------------
       Total                                                                   $   24,160,108             $28,761,990
                                                                               ==============           =============


     See accompanying notes to condensed consolidated financial statements.





                       AURA SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               THREE AND SIX MONTHS ENDED AUGUST 31, 2002 AND 2001
                                   (Unaudited)


                                                            Three Months                            Six Months
                                                            ------------                            ----------

                                                       2002               2001               2002              2001
                                                      -----              -----              -----             -----


Net Revenues                                      $ 272,978          $ 863,273         $  456,717          $ 3,737,842

     Cost of goods                                  145,120            313,174            226,105            1,753,797
                                                  ---------          ---------         ----------          -----------
Gross Profit                                        127,858            550,099            230,612            1,984,045

Expenses

     Engineering expenses                           797,245          2,251,713          1,894,015            4,552,998
     Selling, general and administrative          2,108,369          3,307,802          4,268,844            5,562,263
     Research and development                       141,912            239,403            277,960              511,209
     Asset impairment loss                        2,300,000                ---          2,300,000                  ---
                                                 ----------          ---------          ---------             --------

     Total costs and expenses                     5,347,526          5,798,918          8,740,819           10,626,470
                                                 ---------           ---------          ---------           ----------

 Loss from operations                            (5,219,668)        (5,248,819)        (8,510,207)          (8,642,425)

Other (income) and expense

     Asset impairment                                   ---                ---            700,000                  ---
     (Gain) loss on disposition of assets, net      (12,671)               ---            (12,671)            (399,189)
     Other (income) expense, net                     82,092            (44,250)           (32,480)            (188,502)
     Legal settlements, net                             ---            400,000                ---             (750,000)
     Interest expense, net                          385,750            430,242            467,984              835,775
                                                 ----------          ---------          ---------            ----------
Net loss before taxes                            (5,674,839)        (6,034,811)        (9,633,040)           (8,140,509)
Income tax expense                                  (19,200)               ---            (19,200)                 ---
                                                 ----------          ---------          ---------            ----------

Net loss                                        $(5,694,039)       $(6,034,811)       $(9,652,240)        $(8,140,509)
                                                ===========        ===========        ===========         =============

Net loss per common share-basic                 $      (.01)       $      (.02)       $      (.02)        $      (.03)
                                                ===========        ===========        ===========         =============

Weighted average shares used to
compute net loss  per share                      411,461,450        320,872,132        406,925,606         310,736,279
                                                ============       ============        ===========         ============




     See accompanying notes to condensed consolidated financial statements.



                       AURA SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED AUGUST 31, 2002 AND 2001
                                   (Unaudited)


                                                                             2002                     2001
                                                                            ------                   ------

Net cash used in operations                                             $(6,519,826)              $(6,104,484)

Investing activities:

Proceeds from sale of assets                                                 85,000                   399,189
Additions to property and equipment                                             ---                  (188,219)
Note receivable                                                             200,734                    76,375
                                                                         ----------                 ----------

Net cash provided by investing activities                                   285,734                   287,345

Financing activities:

Issuance of debt                                                          1,000,000                        ---
Repayment on line of credit                                                     ---                 (1,984,000)
Repayment of debt                                                          (250,000)                (2,274,083)
Net proceeds from sale of stock                                           4,510,000                  8,951,432
Proceeds from exercise of warrants                                              ---                     27,000
                                                                         ----------                  ----------
Net cash provided by financing activities:                                5,260,000                  4,720,349
                                                                         ----------                  ----------

Net increase (decrease) in cash                                            (974,092)                (1,096,790)

Cash and cash equivalents at beginning of period                          1,143,396                  1,265,912
                                                                         ----------                  ----------

Cash and cash equivalents at end of period                                $ 169,304                  $ 169,122
                                                                          =========                  ==========

Supplemental disclosures of cash flow information
       Cash paid during the period for:
              Interest                                                     $ 305,000                 $ 885,033
              Income Tax                                                   $  19,200                 $     ---


Supplemental disclosure of noncash investing and financing activities:

Six months ended August 31, 2002:
     In the six months ended August 31, 2002, 292,508 shares of the Company's common stock were issued in satisfaction of $92,140 in liabilities.


Six months ended August 31, 2001:
     In the six months ended August 31, 2001, $413,009 of notes payable and accrued interest was converted into 750,927 shares of the Company's common stock. The Company also issued 10,765,220 shares of its common stock to satisfy liabilities in the amount of $4,219,401. In the six months ended August 31, 2001, a settlement was reached resolving a dispute requiring payments totaling $400,000 over a period of 40 months. As of August 31, 2001, an initial payment of $10,000 had been made.


     See accompanying notes to condensed consolidated financial statements.



                               AURA SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 August 31, 2002
                                   (Unaudited)


1)       Basis of Presentation

     The condensed consolidated financial statements include the accounts of Aura Systems, Inc. and subsidiaries ("the Company"). All inter-company balances
and  inter-company   transactions  have  been  eliminated.

     In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (which include normal recurring adjustments) and reclassifications for comparability necessary to present fairly the financial position of Aura Systems, Inc. at August 31, 2002 and the results of its operations for the three and six months ended August 31, 2002 and 2001.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

2)       Going Concern

     In connection with the audit for the year ended February 28, 2002, the Company received a report from its independent auditors that includes an explanatory paragraph describing uncertainty as to the Company's ability to continue as a going concern. The consolidated financial statements included herein contemplate the ability to continue as such and do not include any adjustments that might result from this uncertainty.

3)       Capital

     In the six months ended August 31, 2002, common stock outstanding increased by a total of 25,450,226 shares as follows: 25,157,718 shares were sold for gross proceeds of $4,510,000, and 292,508 shares were issued to satisfy liabilities in the amount of $92,140.

4)       Inventories

     Inventories, stated at the lower of cost (first in, first out) or market, consist of the following:

                                                                        August 31,           February 28,
                                                                           2002                  2002
                                                                        ----------           -------------

    Raw materials                                                      $3,948,609          $   4,043,697
    Finished goods                                                      7,093,016              7,258,138
    Reserved for potential product obsolescence                        (1,798,000)            (1,795,411)
                                                                       -----------         --------------
                                                                      $ 9,243,625          $    9,506,424
                                                                       ===========         ===============


     Inventories consist primarily of components and completed units for the Company's AuraGen product. The net inventories as of February 28, 2002 which are not expected to be realized within a 12 month period have been classified as long-term.

5)Significant Customers

     In the six months ended August 31, 2002, the Company sold AuraGen related products to three significant customers for a total of approximately $162,000 or 35% of net revenues. None of these customers are related to or affiliated with the Company.

6)       Asset Impairment

     Subsequent to the quarter ended May 31, 2002 Aura became aware of financial difficulties relative to its investment in Algo Technologies, Inc. Aura recognized a $700,000 impairment charge as the Company concluded there was an other than temporary decline in the value of the investment. It is now recorded at its estimated fair market value of approximately $500,000.

     In the second quarter of fiscal 2003, the Company's Board of Directors approved a plan to sell the land and buildings which are currently used as Aura's headquarters and operating location. The Company has received bona-fide offers which indicate there is a significant decrease in the market price of the assets. The current market value is less than the recorded net book value. As the land and buildings are held for sale and the amount to be realized from the sale is less than the net book value, the Company has recorded an asset impairment charge. The estimated charge is $2,300,000. This amount will change in the future once a final transaction is completed. The Company has accounted for this charge in accordance with FASB No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". As such, the expense is recorded as part of the loss from operations.

7)       Contingencies

     The Company is not engaged presently in any on-going litigation which management expects to have a material impact on the financial position of Aura. Refer to the Company's Form 10-K, Item 3 Legal Proceedings for the year ended February 28, 2002 as filed with the SEC (file number 000-17249) for a further discussion of the legal activities. In the case of a judgment or settlement, appropriate provisions have been made in the financial statements.

8)       Notes Payable and Other Liabilities

Notes payable and other liabilities consist of the following:

                                                                    August 31,         February 28,
                                                                       2002                2002
                                                               -------------------  ------------------

         Litigation payable (a)                                 $      2,189,207     $      2,327,300
         Notes payable-equipment (b)                                      17,324               20,371
         Notes payable-buildings (c)                                   5,107,260            5,157,138
         Trade debt (d)                                                2,893,810            3,140,657
         Related party note payable (e)                                       --              250,000
         Convertible notes (f)                                         1,000,000                   --
                                                                -----------------    ----------------
                                                                      11,207,601           10,895,466
         Less: current portion                                         4,559,195            3,913,623
                                                                -----------------    ----------------
         Long-term portion                                      $      6,648,406     $      6,981,843
                                                                ================     ================


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

               (d) Trade debt was restructured with payment terms over a three-year period with interest at 8% per annum commencing in January 2000. The Company has failed to make every monthly payment due. As such, the maturity date of January 2003 will most likely be extended.

               (e) In the fourth quarter of fiscal 2002, the Company entered into a short term loan agreement with a member of the Board of Directors for $250,000. The note accrued interest at a rate of 10% and was repaid in March 2002.

               (f) Convertible notes payable are due at six month maturity dates in January to February 2003. Interest accrues at 8% simple interest due in arrears. If upon equity funding for an amount of at least $2 million prior to maturity date, the notes will convert mandatorily into common stock either at the contractual conversion rates of $0.07
          - $0.11 per share, respectively, or the average of the new equity sale rate, whichever is less. In September and October 2002, the amount increased by an additional $375,000 and $125,000, respectively, with the same terms.

9)       Subsequent Event

     In September and October 2002, the Company received $500,000 from two significant shareholders in the form of convertible notes. The notes are due in 180 days from the date of issuance and carry an interest rate of 8% due at maturity. If Aura receives equity funding for an amount of at least $2 million prior to the maturity date, the notes will mandatorily convert into common stock either at the contractual conversion rates of $0.07-$0.11 per share, respectively, or the average of the new equity sale rate, whichever is less.

     In September and October 2002, the Company conducted a private offering to a group of accredited investors for the sale of 4,030,000 shares of common stock for a total of $285,500.


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Overview

     This Form 10-Q report may contain forward-looking statements which involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in such statements. Certain factors could also cause actual results to differ materially from those discussed in such forward-looking statements, including factors discussed in the Company's Form 10-K for the period ended February 28, 2002, and factors discussed in this report.

Results of Operations

         For the six month period ended August 31, 2002

     Net revenues for the six month period ended August 31, 2002 decreased to $456,717 from $3,737,842 in the prior year. This represents a decrease of $3,281,125 from the prior year comparable period. Revenues are lower because the Company did not ship significant quantities to its distributors as was done in the prior year. Revenue of $1.3 million was recognized in the prior year first quarter relative to shipments made to CRS Emergency which were later returned and revenues reversed.

     Cost of goods decreased to $226,105 in the six month period ended August 31, 2002 from $1,753,797 in the six month period ended August 31, 2001 due to the decrease in net revenues noted above. Cost of goods includes the direct material and labor costs incurred.

     Gross margins decreased to 50% from 53% in the prior year as a result of customer and product mix. Margins can vary quarter to quarter as a result of product mix, options and accessories purchased, and system sales as opposed to individual component sales.

     Engineering expenses decreased by $2,658,983 to $1,894,015 in the six month period ended August 31, 2002 from $4,552,998 in the prior year comparable period. The decrease was primarily due to the elimination of the tooling depreciation. Depreciation and amortization for the six month period ended August 31, 2002 totaled $84,273 compared to $2,396,684 for the six month period ended August 31, 2001. Engineering cost also decreased due to actions taken in the first quarter of fiscal 2003 relative to a reduction in force. In fiscal 2001, the Company reclassified certain costs that had been characterized as overhead costs and included in cost of goods. These items were primarily engineering and facility related and have now been classified as engineering expenses in the operating expense category. This was done to more accurately reflect the actual cost of the product sold and provide a gross profit presentation based on the sale of the product itself.

     Selling, general and administrative (SG&A) expenses decreased to $4,268,844 in the six month period ended August 31, 2002 from $5,562,263 in the six month period ended August 31, 2001. The SG&A expenses were lower due primarily to lower litigation expenses incurred. A majority of the lawsuits which existed in the prior year have been settled or dismissed, thus requiring less in legal fees. SG&A costs also decreased due to the reduction in force that occurred in the first quarter of fiscal 2003. In addition, sales and marketing costs were lower. However, sales and marketing costs are expected to increase in the future. The lower SG&A costs were partially offset by consulting expenses recognized for the former management of the Company in the first quarter, as well as the one-time severance expense recognized in the second quarter for the former CEO.

     Research and development expense decreased from $511,209 in the six month period ended August 31, 2001 to $277,960 in the six month period ended August 31, 2002. In the prior year the Company had expanded its efforts in developing variations of the 5 kW AuraGen, such as the 8.5 kW, 10 kW, 12.5 kW, and the inverter option. In the current year, much of that initial activity is complete, and the headcount for the R&D staff has been reduced. The Company plans to continue its efforts and expend costs relative to the AuraGen and other proprietary intellectual property in the future.

     In the second quarter of fiscal 2003, the Company's Board of Directors approved a plan to sell the land and buildings which are now the Aura headquarters and operating location. The Company has received bona-fide offers, which indicate a significant decrease in the market price of the assets. The current market value is less than the net book value. As the land and buildings are held for sale and the amount to be realized from the sale is less than the net book value, the Company has recorded an asset impairment charge. The estimated impairment is $2,300,000. This amount will change in the future once a final transaction is completed. The Company has accounted for this charge in accordance with FASB No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". As such, the expense is recorded as part of the loss from operations.

     The Company recorded a gain of $399,189 on the sale of assets and a gain of $1.2 million on the settlement with Deutsche Financial Services in the six month period ended August 31, 2001. There were asset sales in the current period ending August 31, 2002 for a net gain of $12,671.

     Other income and expense for the six month period ended August 31, 2001 consisted primarily of settlement of accounts payable. Other income and expense for the six month period ended August 31, 2002 consists primarily of the recognition of an impaired investment, reimbursement of prior period legal expenses and lease rental income. In the six month period ended August 31, 2002, Aura became aware of significant financial difficulties relative to Algo Technologies, Inc. Aura recognized a $700,000 impairment charge as the Company concluded there is an other than temporary decline in the value of Algo Technologies, Inc. The investment is now recorded as its estimated fair market value of approximately $500,000.

     Net interest expense for the six month period ended August 31, 2002, decreased from $835,775 to $467,984 in the current year due to the continuing reduction in the debt level of the Company. Current interest income was approximately $103,000 primarily from the long-term note receivable.

     For the six month period ended August 31, 2002 Aura's net loss increased to $9,652,240 as compared to the same six month period in the prior year which had a net loss of $8,140,509. The loss increased due to the lower gross profit resulting from lower revenue, an asset impairment charge amounting to $700,000 relative to investments held, and for the $2,300,000 impairment loss on the Company owned real estate. The loss was partially offset due to lower depreciation and labor costs incurred. At the beginning of fiscal 2003, the Company put into place cost savings controls that included a reduction in force. The Company's headcount has decreased from 109 at February 28, 2002 to 76 at August 31, 2002. The loss was also lower due to a reduced net interest expense as a result of significant debt being paid off at the end of fiscal 2002.

         For the three month period ended August 31, 2002

     Net revenues for the three month period ended August 31, 2002 decreased to $272,978 from $863,273 in the prior year quarter. This represents a decrease of $590,295 from the prior year comparable quarter. Revenues are lower because the Company did not ship significant quantities to its distributors as was done in the prior year. However, the second quarter net revenue did increase from the prior two quarters. Management expects the revenue trend to continue to increase in future quarters. Management believes its plan to improve revenues is succeeding through a combination of strategic business initiatives, outside military and government consulting, and the addition of sales and marketing professionals to its organization.

     Cost of goods decreased to $145,120 in the three month period ended August 31, 2002 from $313,174 in the quarter ended August 31, 2001, due to the decrease in net revenues noted above. Cost of goods includes only the direct material and labor costs incurred.

     Gross margins decreased to 47% from 64% in the prior year quarter as a result of the product and customer mix. Margins can vary quarter to quarter as a result of product mix, options and accessories purchased, and system sales.

     Engineering expenses decreased by $1,454,468 to $797,245 in the three month period ended August 31, 2002 from $2,251,713 in the prior year quarter. The decrease was primarily due to the elimination of the tooling depreciation. Depreciation and amortization for the three month period ended August 31, 2002 totaled $41,800 compared to $1,197,234 for the three month period ended August 31, 2001. The lower costs in the current quarter also reflect the full savings benefit as a result of the reduction in force that occurred in the first quarter of fiscal 2003.

     SG&A expenses decreased to $2,108,369 in the three month period ended August 31, 2002 from $3,307,802 in the three month period ended August 31, 2001. The SG&A expenses were lower due primarily to lower litigation expenses incurred. A majority of the lawsuits which existed in the prior year have been settled or dismissed, thus requiring less in legal fees. The lower costs in the current quarter also reflect the full savings benefit as a result of the reduction in force that occurred in the first quarter of fiscal 2003. In addition, sales and marketing costs were lower in the current year quarter. Sales and marketing costs are expected to increase in the future. The lower SG&A costs were partially offset by the severance expense incurred for the former CEO of the Company.

     Research and development expense decreased from $239,403 in the three month period ended August 31, 2001 to $141,912 in the three month period ended August 31, 2002. In the prior year the Company had expanded its efforts in developing variations of the 5 kW AuraGen, such as the 8.5 kW, 10 kW, 12.5 kW, and the inverter option. In the current year, much of that initial activity is complete, and the headcount for the R&D staff has been reduced. The Company plans to continue its efforts and expend costs relative the AuraGen and other proprietary intellectual property in the future.

     In the second quarter of fiscal 2003, the Company's Board of Directors approved a plan to sell the land and buildings which are now the Aura headquarters and operating location. The Company has received bona-fide offers which indicate a significant decrease in the market price of the assets. The current market value is less than the net book value. As the land and buildings are held for sale and the amount to be realized from the sale is less than the net book value, the Company has recorded an asset impairment charge. The estimated impairment is $2,300,000. This amount will change in the future once a final transaction is completed. The Company has accounted for this charge in accordance with FASB No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". As such, the expense is recorded as part of the loss from operations.

     Other income and expense for the three month period ended August 31, 2001 consists primarily of settlement of accounts payable. Other income and expense for the three month period ended August 31, 2002 consists primarily of reimbursement of prior period legal expenses and sub-lease rental income. The Company recorded a net gain of $12,671 on the sale of assets in the current year while there were no asset sales in the same period last year. The Company recorded a loss of $400,000 relative to a NewCom class action lawsuit in the three month period ended August 31, 2001 while there was no similar loss in the three month period ended August 31, 2002.

     Net interest expense for the three month period ended August 31, 2002, decreased from $430,242 to $385,750 in the current year quarter due to the continuing reduction in the debt level of the Company. Current interest income was approximately $49,000 primarily from the long-term note receivable.

     The net loss for the three months ended August 31, 2002 was $5,694,039 compared to a net loss of $6,034,811 for the same period in the prior year. This decrease in the net loss was primarily due to lower depreciation expense, a reduced labor force, and implementation of cost saving strategies. In addition, the Company's net interest expense was higher in the prior year due to a higher debt balance. Aura also recognized a $400,000 legal settlement accrual in the prior year. The lower net loss was partially offset by a lower gross profit recognized due to lower revenue in the current year quarter, and by the impairment charge relative to the Company's real estate assets.

     The Company received correspondence from Daewoo Electronics Co., Limited ("Daewoo") relative to its Technology License Agreement in the form of a request to grant transfer of the license to a major public industrial corporation in the Republic of South Korea. The Technology License Agreement between Aura and Daewoo provides for Aura's consent to any transfer and contains rights to Aura in any sublicense. The Company has had preliminary discussions with Daewoo that could possibly affect materially the Company's results of operations in subsequent reports. However, no assurances can be given as to the outcome of the discussions or whether they will lead to consummating a consent or sublicense. The Company has previously reported that it had retained interest in the Company's other proprietary technology besides the AuraGen, including its Actuated Mirror Array ("AMA"), but that Daewoo had been in a financial crisis and negotiating about the future of the AMA technology.

         Financial Position, Liquidity and Capital Resources

     The Company continues to experience acute liquidity challenges. At August 31, 2002, the Company had cash of $169,304 as compared to a cash level of $1,143,396 at February 28, 2002. The Company's working capital deficit increased by $1,528,511 from $2,512,553 at February 28, 2002 to $4,041,064 at August 31,
2002. The deficit increased as a result of the convertible debt financing proceeds received in the period amounting to $1,000,000. A majority of the Company's current payables relate to liabilities incurred in prior fiscal years. As such, the Company's credit availability is very limited.

     Cash flows used in operations increased by $415,342 in the current year to $6,519,826 as compared to $6,104,484 in the six months ended August 31, 2001. The increase in operating cash used is primarily a result of lower revenue in fiscal 2003. The Company continues to focus on improving its financial position through cost control measures and by decreasing the long and short-term debt owed by Aura. Aura continues to implement actions for the purpose of monetizing under utilized non-operating assets in order to fund the operating, sales and marketing activities. The Company has sold several excess vehicles and intends to proceed with a sale-leaseback transaction on the Company's headquarter properties. The expected gross proceeds to the Company are approximately $3,300,000.

     In the six months  ended  August  31,  2002,  the  Company  received  gross proceeds of $4,510,000 from the sale of 25,067,974 shares of the Company's common stock. The Company also satisfied liabilities of approximately $92,140 through the issuance of 292,508 shares of common stock.

     In the second quarter ending August 31, 2002 and in the third quarter of fiscal 2003, the Company received $1,000,000 and $500,000, respectively, from two significant shareholders in the form of convertible notes. The notes are due 180 days from their issuance and carry an interest rate of 8% due at maturity. Upon equity funding of at least $2,000,000 prior to maturity, the notes and accrued interest are convertible at $0.07-$0.11 per share, respectively, or the average equity sale rate, whichever is less.

     The cash flow generated from the Company's operations to date has not been sufficient to fund its working capital needs, and the Company does not expect that operating cash flow will be sufficient to fund its working capital needs in fiscal 2003. The Company expects to fund the operating cash shortfall in the current fiscal year from a combination of increased revenues, monetization of under utilized assets, and from third party financings. Currently, the Company has no commitments from third parties to provide additional financing. The Company has no assurances that third party funding will be available at the times or in the amounts required. If financings involve the issuance of equity securities, existing stockholders are likely to suffer dilution in net tangible book value per share. The Company is limited to issuing 500,000,000 shares of common stock and 10,000,000 shares of preferred stock unless and until shareholders approve the authorization of additional shares. As of October 10, 2002, there were 417,170,294 common shares outstanding and substantially all of the remaining authorized common shares have been reserved for stock options, warrants, and convertible notes outstanding. As of October 10, 2002, there were no preferred shares outstanding. The Company is currently in the process of monetizing certain of its long-term under utilized assets in order to fund the operating, sales and marketing activities. The Company has entered into a letter of intent for the sale of Aura Realty, Inc., which includes the headquarters building, and the subsequent leaseback of the property. The letter of intent, which is non-binding, provides that the purchaser, in conjunction with the sale-leaseback, will also invest in the Company by purchasing Aura Systems, Inc. common stock. The total gross proceeds expected to be received approximate $3,300,000. The Company has also decided to attempt to sublease one floor of offices at its headquarters in order to realize savings from its facility expenses.

     The limited availability of funds and sources of raising additional funds could have a material adverse effect on the Company's financial statements, results of operations and the ability to continue or expand operations.

     For additional information regarding the Company's financial condition, see the Company's Form 10K, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended February 28, 2002 as filed with the SEC (file number 000-17249).


         Forward Looking Statements

     The Company wishes to caution readers that important factors, in some cases, have affected, and in the future could affect, the Company's actual results and could cause the Company's actual consolidated results for the third quarter of Fiscal 2003, and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of the Company.

     Such factors include, but are not limited to, the following risks and contingencies: the Company's on-going liquidity concerns; changed business conditions in the industries targeted by the Company and the overall economy; increased marketing and manufacturing competition and accompanying price pressures; inefficiencies, delays and increased costs in connection with the start of production and expansions.

     Relating to the above are potential difficulties or delays in the development, production, testing and marketing of products, including, but not limited to, a failure to ship new products and technologies when anticipated. Manufacturing economies may fail to develop when planned, products may be defective and/or customers may fail to accept them in the marketplace.

     In addition to the above, risks and contingencies may exist as to the amount and rate of growth in the Company's selling, general and administrative expenses, and the impact of unusual items resulting from the Company's on-going evaluation of its business strategies, asset valuations and organizational structures. The possibility of a single large system order to the Company could entail fluctuating results from quarter to quarter.

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



ITEM 4        Controls and Procedures

     (a) The Company's chief executive officer and its chief financial officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15-d-14(c)) as of a date within 90 days of the filing date of this quarterly report (the "Evaluation Date") have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them timely by others within those entities.

     (b) There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the Evaluation Date, nor were there any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, no corrective actions were taken.



PART II - OTHER INFORMATION


ITEM 1        Legal Proceedings

     For  information  regarding  pending legal  proceedings,  see Note 7 to the
Company's  Condensed   Consolidated  Financial  Statements  appearing  elsewhere
herein.



ITEM 2        Changes in Securities

     During the second quarter ended August 31, 2002, the Company conducted a private offering to a group of accredited investors for the sale of 5,357,718 shares of common stock for total gross proceeds of approximately $390,000. The Company also issued $1,000,000 of convertible notes. These convertible notes payable are due at six month maturity dates in January to February 2003. Interest accrues at 8% simple interest due in arrears. If Aura receives equity funding for an amount of at least $2 million prior to maturity date, the notes will convert mandatorily into common stock either at the contractual conversion rates of $0.07 - $0.11 per share, respectively, or the average of the new equity sale rate, whichever is less.

     All of the foregoing transactions were exempt from registration pursuant to
Section 4(2) of the Securities Act of 1933 as these offerings were a private placement to a limited number of accredited investors.



ITEM 6        Exhibits and Reports on Form 8-K

a) Exhibits:

     99.1 - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     99.2 - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b) Reports on Form 8-K:

     During the quarter ended August 31, 2002 the Company did not file a current report on Form 8-K.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               AURA SYSTEMS, INC.
                                                 (Registrant)



Date:  October 15, 2002             By:    /s/ Steven M. Burdick
                                          ------------------------
                                              Steven M. Burdick
                                            Senior Vice President
                                           Chief Financial Officer
                                 (Principal Financial and Accounting Officer
                                         and Duly Authorized Officer)




                                  CERTIFICATION

     I, Neal F. Meehan, Chairman and Chief Executive Officer of Aura Systems, Inc., certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Aura Systems, Inc. and,

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                               /s/ Neal F. Meehan
                                              ---------------------
                                                 Neal F. Meehan
                                        Chairman & Chief Executive Officer
                                                October 15, 2002



                                  CERTIFICATION

     I, Steven M. Burdick, Chief Financial Officer of Aura Systems, Inc., certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Aura Systems, Inc. and,

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                    /s/ Steven M. Burdick
                                                    ----------------------
                                                      Steven M. Burdick
                                                   Chief Financial Officer
                                                       October 15, 2002


EXHIBIT 99.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Aura Systems, Inc. (the "Company") on Form 10-Q for the period ending August 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Neal F. Meehan, Chairman and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to my knowledge:

     1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company for the periods indicated.

                                                     /s/ Neal F. Meehan
                                                     --------------------
                                                       Neal F. Meehan
                                             Chairman & Chief Executive Officer
                                                      October 15, 2002



EXHIBIT 99.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Aura Systems, Inc. (the "Company") on Form 10-Q for the period ending August 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Steven M. Burdick, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to my knowledge:

     1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company for the periods indicated.

                                                /s/ Steven M. Burdick
                                                ----------------------
                                                   Steven M. Burdick
                                                Chief Financial Officer
                                                   October 15, 2002