Form 10-Q
period 2002-11-30
AURA SYSTEMS INC
filed 2003-01-14
CIK 826253

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended November 30, 2002         Commission File Number 000-17249

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

   YES      X        NO
       ---------------  ---------------

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

          Class                             Outstanding at January 8, 2003

 Common Stock, par value                          430,973,150 Shares
    $0.005 per share

                       AURA SYSTEMS, INC. AND SUBSIDIARIES

                                      INDEX


                                                                                                      Page No.

PART I.       FINANCIAL INFORMATION

         ITEM 1.     Financial Statements

                     Statement Regarding Financial Information                                            2

                     Condensed Consolidated Balance Sheets as of November 30, 2002                        3

                     (Unaudited) and February 28, 2002

                     Condensed  Consolidated  Statements  of  Operations  for the Three Months and        4
                     Nine Months Ended November 30, 2002 (Unaudited) and 2001 (Unaudited)

                     Condensed  Consolidated  Statements  of Cash Flows for the Nine Months  Ended        5
                     November 30, 2002 (Unaudited) and 2001 (Unaudited)

                     Notes to Condensed Consolidated Financial Statements (Unaudited)                     6

         ITEM 2.     Management's Discussion and Analysis of Financial Condition and Results of           11
                     Operations

         ITEM 4.     Controls and Procedures                                                              15

PART II. OTHER INFORMATION

         ITEM 1.      Legal Proceedings                                                                   16

         ITEM 2.      Changes in Securities                                                               17

         ITEM 6.      Exhibits and Reports on Form 8-K                                                    17

SIGNATURES AND CERTIFICATIONS                                                                             18

                       AURA SYSTEMS, INC. AND SUBSIDIARIES

                         QUARTER ENDED NOVEMBER 30, 2002






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

                       AURA SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                               November 30,
                                                                                   2002                February 28,
Assets                                                                         (Unaudited)                 2002
-------                                                                  ------------------------ -----------------
Current assets:
Cash and equivalents                                                         $         76,772           $ 1,143,396
Receivables, net                                                                      357,389                67,491
Inventories, net                                                                    4,664,534             5,006,424
Notes receivable                                                                      206,122               168,792
Other current assets                                                                  430,982               228,758
                                                                                -------------            ----------

       Total current assets                                                         5,735,799            6,614,861

Property and equipment, at cost                                                    16,170,350            16,309,956
Less accumulated depreciation and amortization                                     (8,663,017)           (5,935,475)
                                                                                --------------           -----------

Net property and equipment                                                          7,507,333            10,374,481

Non-current inventories                                                             4,500,000             4,500,000
Long term investments                                                               1,000,000             1,700,000
Long term receivables                                                               2,060,271             2,347,346
Patents and trademarks, net                                                         2,830,686             3,061,932
Other assets                                                                          148,941               163,370
                                                                              ---------------      ----------------
      Total                                                                      $ 23,783,030           $28,761,990
                                                                                 ============           ===========

Liabilities and Stockholder's Equity

Current liabilities:
Accounts payable                                                                $   2,615,642           $ 3,032,134
Notes payable                                                                       4,209,078             3,913,623
Convertible notes                                                                   1,750,000                    --
Accrued expenses                                                                    2,263,273             2,181,657
                                                                                -------------             ---------

Total current liabilities                                                          10,837,993             9,127,414

Notes payable and other liabilities                                                 6,438,956             6,981,843

COMMITMENTS AND CONTINGENCIES
Stockholders' equity

    Common  stock par value  $0.005  per share and  additional  paid in capital.  Issued and  outstanding  430,973,150  shares at  November
    30, 2002 and 387,690,068 shares at February 28, 2002.                         306,172,595           300,332,457

    Accumulated deficit                                                          (299,666,514)         (287,679,724)
                                                                                 -------------        --------------

       Total stockholders' equity                                                   6,506,081            12,652,733
                                                                               --------------            ----------
       Total                                                                     $ 23,783,030           $28,761,990
                                                                                 ============           ===========

     See accompanying notes to condensed consolidated financial statements.

                       AURA SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             THREE AND NINE MONTHS ENDED NOVEMBER 30, 2002 AND 2001
                                   (Unaudited)

                                                                  Three Months                            Nine Months
                                                                  ------------                            -----------
                                                              2002               2001               2002              2001
                                                              ----               ----               ----              ----

Net Revenues                                           $     423,066          $ 306,126     $      879,783         $ 4,043,968

     Cost of goods                                           199,154            168,874            425,259           1,922,671
                                                         -----------         ----------        -----------           ---------

Gross Profit                                                 223,912            137,252            454,524           2,121,297

Expenses
     Engineering expenses                                    782,417          1,727,078          2,676,432            6,280,076
     Selling, general and administrative                   1,542,284          2,113,016          5,830,328            7,675,279
     Research and development                                132,474            168,385            410,433              679,594
     Asset impairment loss                                        --                 --          2,300,000                   --
                                                     ---------------     --------------          ---------     ----------------
     Total costs and expenses                              2,457,175          4,008,479         11,217,194           14,634,949
                                                         -----------       ------------         ----------           ----------

 Loss from operations                                     (2,233,263)        (3,871,227)       (10,762,670)         (12,513,652)

Other (income) and expense
     Asset impairment                                             --                --             700,000                  --
     (Gain) loss on disposition of assets, net                    --             65,823            (12,671)           (333,366)
     Other (income) expense, net                             (61,992)            69,670            (94.472)           (118,832)
     Legal settlements, net                                       --         (2,000,000)                --          (2,750,000)
     Interest expense, net                                   163,273            620,045            631,263           1,455,820
                                                        ------------            -------       -------------     ---------------

Loss before extraordinary item                            (2,334,550)        (2,626,765)       (11,986,790)        (10,767,274)
                                                          -----------        -----------       ------------        ------------

Extraordinary item
     Gain on extinguishment of debt obligations,
     net of income taxes of $0                                     --         1,532,188                 --           1,532,188
                                                     ----------------         ---------    ------------------     ------------
Net loss                                                 $(2,334,550)       $(1,094,577)      $(11,986,790)       $ (9,235,086)
                                                         ============       ============      =============       =============

Net loss per common share-basic                        $       (0.006)   $        (0.003) $          (0.029) $          (0.029)
                                                       ================   ================ ================== ==================
Loss from continuing operations per share
Extraordinary income per share                         $       (0.006)   $        (0.008) $          (0.029)   $        (0.034)
                                                       ================   ================         =========     ================
                                                       $          --      $        0.005              $  --    $           .005
                                                        =============           ==========             =====                ===

Weighted average shares used to
compute net loss per share                               421,086,112          334,634,968        410,794,584        317,626,223
                                                         ============         ===========        ============       ===========


     See accompanying notes to condensed consolidated financial statements.

                       AURA SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED NOVEMBER 30, 2002 AND 2001
                                   (Unaudited)

                                                                             2002                     2001
                                                                             ----                     ----

Net cash used in operations                                               $ (8,567,844)             $ (7,038,896)

Investing activities:

Proceeds from sale of assets                                                    85,000                   399,189
Additions to property and equipment                                             (6,491)                 (228,383)
Note receivable                                                                249,746                   115,720
                                                                       ---------------          ----------------

Net cash provided by investing activities                                      328,254                   286,526

Financing activities:

Issuance of debt                                                             2,628,750                        --
Repayment on line of credit                                                         --                (1,984,000)
Repayment of debt                                                           (1,126,182)               (3,182,655)
Net proceeds from sale of stock                                              5,670,398                10,659,313
Net proceeds from exercise of stock options                                         --                       775
Proceeds from exercise of warrants                                                  --                    27,000
                                                                       ----------------         -----------------

Net cash provided by financing activities:                                   7,172,966                 5,520,433
                                                                       ----------------         -----------------

Net increase (decrease) in cash                                             (1,066,624)               (1,231,937)

Cash and cash equivalents at beginning of period                             1,143,396                 1,265,912
                                                                       ----------------         -----------------

Cash and cash equivalents at end of period                                   $  76,772                 $  33,975
                                                                             ==========                ==========

Supplemental disclosures of cash flow information
        Cash paid during the period for:
              Interest                                                       $ 378,065                $1,422,542



Supplemental disclosure of noncash investing and financing activities:

Nine months ended November 30, 2002:

     In the nine months ended November 30, 2002, 659,175 shares of the Company's Common Stock were issued in satisfaction of $169,740 in liabilities and contractual obligations.

Nine months ended November 30, 2001:

     In the nine months ended November 30, 2001, $413,009 of notes payable and accrued interest was converted into 750,927 shares of the Company's Common Stock. The Company also issued 14,868,866 shares of its Common Stock to satisfy liabilities in the amount of $5,778,786.



     See accompanying notes to condensed consolidated financial statements.

                               AURA SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                November 30, 2002
                                   (Unaudited)


1)       Basis of Presentation

     The condensed consolidated financial statements include the accounts of Aura Systems, Inc. and subsidiaries ("the Company"). All inter-company balances and inter-company transactions have been eliminated. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (which include normal recurring adjustments) and reclassifications for comparability necessary to present fairly the financial position of Aura Systems, Inc. at November 30, 2002 and the results of its operations for the three and nine months ended November 30, 2002 and 2001. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

2)       Going Concern

     In connection with the audit for the year ended February 28, 2002, the Company received a report from its independent auditors that includes an explanatory paragraph describing uncertainty as to the Company's ability to continue as a going concern. Except as otherwise disclosed, the consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the possible inability of the Company to continue as a going concern. For the nine months ended November 30, 2002 and the year ended February 28, 2002, the Company incurred a net loss of approximately $12,000,000 and $24,900,000, respectively, on net revenues of approximately $900,000 and $3,100,000, respectively. The Company had working capital deficiencies at November 30, and February 28, 2002 of approximately $5,300,000 and $2,500,000, respectively. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company requires additional debt or equity financing to fund ongoing operations in its fiscal year ending February 28, 2003 ("Fiscal 2003"). The Company is seeking to raise additional capital; however, there can be no assurance that the Company will raise sufficient capital to fund ongoing operations in Fiscal 2003. The issuance of additional shares of equity in connection with such financing could dilute the interests of existing stockholders of the Company. The inability to secure additional funding could have a material adverse effect on the Company, including the possibility that the Company could have to cease operations.

3)       Capital

     In the nine months ended November 30, 2002, Common Stock outstanding increased by a total of 43,283,082 shares as follows: 42,623,907 shares were sold for gross proceeds of $5,694,001 and 659,175 shares were issued to satisfy liabilities and contractual obligations in the amount of $169,740.

4)       Inventories

     Inventories, stated at the lower of cost (first in, first out) or market, consist of the following:

                                                                       November 30,           February 28,
                                                                           2002                   2002

    Raw materials                                                         $4,027,446           $   4,043,697
    Finished goods                                                         6,885,088               7,258,138
    Reserved for potential product obsolescence                           (1,748,000)             (1,795,411)
                                                                      --------------           -------------
                                                                       $   9,164,534           $   9,506,424
                                                                       =============           =============

     Inventories consist primarily of components and completed units for the Company's AuraGen product. $4,500,000 of net inventories as of November 30, and February 28, 2002 which are not expected to be realized within a 12 month period have been classified as long-term.

5)       Significant Customers

     In the nine months ended November 30, 2002, the Company sold AuraGen related products to two significant customers for a total of approximately
$308,000 or 35% of net revenues. None of these customers are related to or affiliated with the Company.

     At November 30, 2002, held accounts receivable from three significant customers for a total of approximately $297,000 or 83% of net receivables. None of these customers are related to or affiliated with the Company.

6)       Asset Impairment

     Subsequent to the quarter ended May 31, 2002, Aura became aware of financial difficulties relative to its investment in Algo Technologies, Inc. Aura recognized a $700,000 impairment charge as the Company concluded there was an other than temporary decline in the value of the investment. It is now recorded at its estimated fair market value of approximately $500,000.

     In the second quarter of Fiscal 2003, the Company's Board of Directors approved a plan to sell the land and buildings which are currently used as Aura's headquarters and operating location. The Company had received bona-fide offers which indicated there was a significant decrease in the market price of the assets. As a result, the current market value was less than the recorded net book value. As the land and buildings are held for sale and the amount to be realized from the sale was less than the net book value, the Company recorded an asset impairment charge of $2,300,000 in the second quarter of Fiscal 2003. The Company accounted for this charge in accordance with FASB No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets"; as such, the expense was recorded as part of the loss from operations. This sale was completed on December 1, 2002; see Note 9 below.

7)       Contingencies

     The Company is engaged in certain material legal proceedings (as described in Item 1 of Part II of this document). Refer also to the Company's Form 10-K,
Item 3 Legal Proceedings for the year ended February 28, 2002 as filed with the SEC (file number 000-17249) for a further discussion of the legal activities. In the case of a judgment or settlement, appropriate provisions have been made in the financial statements.

8)       Notes Payable and Other Liabilities

         Notes payable and other liabilities consist of the following:

                                                                   November 30,        February 28,
                                                               -------------------  ------------------
                                                                       2002                2002
         Litigation payable (a)                                   $    1,991,221     $      2,327,300
         Notes payable-equipment (b)                                      15,752               20,371
         Notes payable-buildings (c)                                   5,083,257            5,157,138
         Trade debt (d)                                                2,679,054            3,140,657
         Related party note payable (e)                                       --              250,000
         Real estate sale advances (f)                                   878,750                   --
                                                                 ---------------    -----------------
                                                                      10,648,034           10,895,466

         Less: current portion                                         4,209,078            3,913,623
                                                                 ---------------    -----------------

         Long-term portion                                        $    6,438,956     $      6,981,843
                                                                  ==============     ================

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

(e) In the fourth quarter of Fiscal 2002, the Company entered into a short-term loan agreement with a member of the Board of Directors for $250,000. The note accrued interest at a rate of 10% and was repaid in March 2002.

(f) During the third quarter of Fiscal 2003, the Purchasers intending to purchase the Company's interest in Aura Realty and lease back its facilities to the Company advanced $878,750 against the purchase price. (See Note 9).

     Convertible notes payable are due at 180 day maturity dates in January through April 2003. Interest accrues at 8% simple interest due in arrears. If upon equity funding for an amount of at least $2,000,000 prior to maturity date, the notes will convert mandatorily into Common Stock at contractual conversion rates of $0.07 - $0.11 per share or the average of the new equity sale rate, whichever is less.

9)       Subsequent Events

     (a) Sale of Aura Realty

     On December 1, 2002, the Company consummated the initial closing under an Agreement for Sale and Leaseback, (together with the agreements contemplated thereby, the "Agreement") with a group of individuals (the "Purchasers") pursuant to which the Company agreed to sell its Aura Realty, Inc. ("Aura
Realty") subsidiary to Purchasers and enter into a new 10-year lease of the properties owned by Aura Realty (the "Lease"). As a result of the revaluation of Aura Realty's assets in the second quarter of Fiscal 2003 (see Note 6), the Company will not record a material gain or loss from this transaction.

     The Agreement provides for the $7,350,000 purchase price for the Aura Realty stock, arrived at in arm's length negotiations, to be partially funded by Purchasers' assumption or refinancing of the current mortgage note secured by the Properties. Net of the principal balance of this mortgage note of approximately $5,083,000, certain security deposits and prepayments totaling $564,000, the partial payment of past due amounts owed to certain of the individual purchasers, as described below, of approximately $135,000 and Purchasers' fees of $105,000, the Company received approximately $1,463,000. $878,750 of this amount was advanced to the Company by the Purchasers prior to the December 1, 2002 closing under the Agreement and is reflected in the November 30, 2002 balance sheet as Notes Payable - Current.

     The assets and liabilities of Aura Realty included in the Condensed Consolidated Balance Sheets at November 30, 2002 consist of the following:

         Current assets                                      $     43,281
         Property and equipment
              Land                                             3,187,997
              Buildings                                        8,706,803
              Accumulated depreciation                        (4,947,288)
                                                             ------------
                  Net property and equipment                   6,947,512
         Other assets                                            139,980
                                                             ------------
              Total assets                                   $ 7,130,774
         Current liabilities
              Notes payable                                  $   104,199
              Accrued expenses                                    24,762
         Notes payable and other liabilities                   4,979,058
                                                             -----------
              Total liabilities                              $ 5,108,019


     At  the  December  1,  2002  closing  under  the  Agreement,   the  Company
transferred 49.9% of its stock in Aura Realty to Purchasers, delivered a $1,000,000 note payable to Purchasers and granted Purchasers a security interest in one of the Company's note receivables to secure certain aspects of its performance under the Agreement and the Lease. A second closing will occur after the current mortgage note holder consents to transfer of the stock to Purchasers and execution of the Lease. At that time, the Company will deliver its remaining Aura Realty stock to Purchasers in exchange for the return and cancellation of the Company's $1,000,000 note payable. If the current mortgage note holder does not consent to the transfer of the stock to Purchasers and execution of the Lease, Purchasers will obtain a substitute mortgage note through a refinancing. In the event that such a refinancing is required, the Company would be required to pay certain additional costs. The Company believes that the Purchasers will be successful in obtaining the consent of the mortgage holder and has not accrued any additional costs associated with this transaction.

     The Purchasers also received warrants to purchase 15,000,000 shares of common stock of the Company within five years from December 1, 2002 at exercise prices ranging from $0.15 to $0.25 per share. Further, the Purchasers subscribed to purchase and paid for 21,366,347 of the Company's common shares for $1,493,000 at an average price of $0.07 per share under the Agreement. All of these shares were purchased during the third quarter of Fiscal 2003. The Company has agreed to file a registration statement with the Securities and Exchange Commission within 60 days of acceptance of the subscription agreement and will be required to issue up to 1,300,000 additional shares to the Purchasers if it fails to do so.

     Of the sixteen Purchasers, five are current consultants to the Company and members of the Company's former management who separated from the Company at the end of February 2002 (the "Consultants"). The Company paid a fee of $50,000 to the Consultants in connection with the Agreement. The Company also paid to the Consultants approximately $135,000 from the funds it received at closing representing a portion of unpaid consulting fees contractually due to the Consultants at December 1, 2002.

         (b)      Investor Advance

     On December 30, 2002, the Company received $500,000 from a current investor in exchange for a demand note, bearing interest at 5% per annum.

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

Results of Operations


     For the nine month period ended November 30, 2002

     Net revenues for the nine month period ended November 30, 2002 decreased to $879,783 from $4,043,968 in the prior year. This represents a decrease of $3,164,185 (78%) from the prior year comparable period. Revenues are lower because the Company did not ship significant quantities to its distributors as was done in the prior year. Revenue of $1,300,000 was recognized in the prior year first quarter relative to shipments made to CRS Emergency which were later returned and revenues reversed.

     Cost of goods decreased $1,497,412 (78%) to $425,259 in the nine month period ended November 30, 2002 from $1,922,671 in the nine month period ended November 30, 2001 commensurate with the reduction in revenues. Cost of goods includes the direct material and labor costs incurred.

     Gross margins of 52% for the nine month period were basically unchanged from in the same period in the prior year. Margins can vary quarter to quarter as a result of product mix, options and accessories purchased, and system sales as opposed to individual component sales.

     Engineering expenses decreased by $3,603,644 (57%) to $2,676,432 in the nine month period ended November 30, 2002 from $6,280,076 in the prior year comparable period. The decrease was primarily due to the elimination of the tooling depreciation. Depreciation and amortization for the nine month period ended November 30, 2002 totaled approximately $124,000 compared to approximately $5,000,000 for the nine month period ended November 30, 2001. Engineering cost also decreased due to actions taken in the first quarter of Fiscal 2003 relative to a reduction in force.

     Selling, general and administrative (SG&A) expenses decreased to $5,809,504 in the nine month period ended November 30, 2002 from $7,675,279 in the nine month period ended November 30, 2001; a $1,865,775 (24%) reduction. The SG&A expenses were lower due primarily to lower litigation expenses incurred and due to the reduction in force that occurred in the first quarter of Fiscal 2003. In addition, sales and marketing costs were lower (or higher). Sales and marketing costs are expected to increase in the future. The lower SG&A costs were partially offset by consulting expenses recognized for the former management of the Company in the first quarter, as well as the one-time severance expense recognized in the second quarter for the former CEO.

     Research and development expense decreased $269,161 (40%) to $410,433 in the nine month period ended November 30, 2002from $679,594 in the nine month period ended November 30, 2001. In the prior year the Company had expanded its efforts in developing variations of the 5 kW AuraGen`, such as the 8.5 kW, 10 kW, 12.5 kW, and the inverter option. In the current year, much of that initial activity is complete, and the headcount for the R&D staff has been reduced. The Company plans to continue its efforts and expend costs relative to the AuraGen and other proprietary intellectual property in the future.

     In the second quarter of Fiscal 2003, the Company's Board of Directors approved a plan to sell the land and buildings which are now the Aura headquarters and operating location. The Company had received bona-fide offers which indicated a significant decrease in the market price of the assets. As a result, the current market value was less than the net book value. As the land and buildings are held for sale and the amount to be realized from the sale was less than the net book value, the Company recorded an asset impairment charge of $2,300,000 in the second quarter of Fiscal 2003. The Company accounted for this charge in accordance with FASB No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets"; as such, the expense was recorded as part of the loss from operations.

     In the quarter ended August 31, 2002, Aura became aware of significant financial difficulties relative to Algo Technologies, Inc. Aura recognized a $700,000 impairment charge as the Company concluded there is an other than temporary decline in the value of Algo Technologies, Inc. The investment is now recorded as its estimated fair market value of approximately $500,000.

     The Company recorded a net gain of $333,366 on the sale of assets and a gain of $2,750,000 on the legal settlements with Excalibur and Deutsche Financial Services in the previous year period. There were asset sales in the current period ending November 30, 2002 for a net gain of $12,671.

     Other income, net for the nine month period ended November 30, 2002 of $94,472 consists primarily of the reimbursement of prior period legal expenses and lease rental income, net of the recognition of an impaired investment. Other income and expense for the nine month period ended November 30, 2001 of $118,832 consisted primarily of settlement of accounts payable.

     Net interest expense for the nine month period ended November 30, 2002, decreased $824,557 (57%) to $631,263 from $1,455,820in the current year due to the continuing reduction in the debt level of the Company. Current interest income was approximately $145,000 primarily from the long-term note receivable.

     During the nine months ended November 30, 2001, the Company recognized extraordinary income from the extinguishment of debt obligations of $1,532,188. There was no such extraordinary item in first nine months of Fiscal 2003.

     For the nine month period ended November 30, 2002 Aura's net loss increased to $11,986,790 as compared to the same nine month period in the prior year which had a net loss of $9,235,086; an increase of $2,751,704 (30%). If not for the $3,000,000 of asset impairment charges recognized in first nine months of Fiscal 2003 ($2,300,000 pertaining to the valuation of the Company's owned real estate and $700,000 related to investments held), the Company would have posted a slight improvement to its net loss, primarily due to the cost reductions undertaken at the beginning of Fiscal 2003 and reductions in depreciation and interest expense.

     For the three month period ended November 30, 2002

     Net revenues for the three month period ended November 30, 2002 increased to $423,066 from $306,126 in the prior year quarter. This represents an increase of $116,940 (38%) from the prior year comparable quarter. Revenues are higher in Fiscal 2003 because of the positive impact of sales initiatives into new market segments begun earlier in Fiscal 2003 and because significant merchandise returns experienced in the third quarter of Fiscal 2002 did not recur this year.

     Cost of goods increased to $199,154 in the three month period ended November 30, 2002 from $168,874 in the quarter ended November 30, 2001 due to the increase in net revenues noted above. Cost of goods includes only the direct material and labor costs incurred.

     Gross margins increased to 53% in the third quarter of Fiscal 2003 from 45% in the prior year quarter as a result of the product and customer mix. Margins can vary quarter to quarter as a result of product mix, options and accessories purchased, and system sales.

     Engineering expenses decreased by $944,661 (55%) to $782,417 in the three month period ended November 30, 2002 from $1,727,078 in the prior year quarter. The decrease was primarily due to the elimination of the tooling depreciation. Depreciation and amortization for the three month period ended November 30, 2002 totaled approximately $40,000 compared to approximately $1,700,000 for the three month period ended November 30, 2001. The lower costs in the current quarter also reflect the benefit of the reduction in force that occurred in the first quarter of Fiscal 2003.

     SG&A expenses decreased to $1,540,660 in the three month period ended November 30, 2002 from $2,113,016 in the three month period ended November 30, 2001; a reduction of $572,356 (27%). The SG&A expenses were lower due primarily to lower litigation expenses incurred. The lower costs in the current quarter also reflect the benefit of the reduction in force that occurred in the first quarter of Fiscal 2003. In addition, sales and marketing costs were lower in the current year quarter. Sales and marketing costs are expected to increase in the future.

     Research and development expense decreased $35,911 (21%) to $132,474 in the three month period ended November 30, 2002 from $168,385 in the three month period ended November 30, 2001. In the prior year the Company had expanded its efforts in developing variations of the 5 kW AuraGen, such as the 8.5 kW, 10 kW,
12.5 kW, and the inverter option. In the current year, much of that initial activity is complete, and the headcount for the R&D staff has been reduced. The Company plans to continue its efforts and expend costs relative the AuraGen and other proprietary intellectual property in the future.

     The Company recorded a net loss of $65,823 on the sale of assets in the third quarter of Fiscal 2002 and had no asset sales in the third quarter of Fiscal 2003. The Company recorded a $2,000,000 gain related to the Excalibur settlement in the three month period ended November 30, 2001 while there was no similar transaction in the three month period ended November 30, 2002.

     Net interest expense for the three month period ended November 30, 2002 decreased $456,772 (74%) to $163,273 in the third quarter of Fiscal 2003 from $620,045 in the same quarter of the prior year due to the continuing reduction in the debt level of the Company. Current interest income for the quarter was approximately $42,000 primarily from the long-term note receivable.

     The net loss for the three months ended November 30, 2002 was $2,334,550 compared to a net loss of $1,094,577 for the same period in the prior year; an increase of $1,239,973 (113%). Excluding the impact of the $2,000,000 legal settlement gain recorded in the third quarter of Fiscal 2002, the net loss for the third quarter of Fiscal 2003 would have improved by approximately $900,000 primarily due to the cost reductions undertaken at the beginning of Fiscal 2003 and reductions in depreciation and interest

     Financial Position, Liquidity and Capital Resources

     The Company continues to experience acute liquidity challenges. At November 30, 2002, the Company had cash of $76,772 as compared to a cash level of $1,143,396 at February 28, 2002. For the nine months ended November 30, 2002 and the year ended February 28, 2002, the Company incurred a net loss of approximately $12,000,000 and $24,900,000, respectively, on net revenues of approximately $900,000 and $3,100,000, respectively. The Company had working capital deficiencies at November 30, and February 28, 2002 of approximately $5,300,000 and $2,500,000, respectively. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company requires additional debt or equity financing to fund ongoing operations in its fiscal year ending February 28, 2003 ("Fiscal 2003"). The Company is seeking to raise additional capital; however, there can be no assurance that the Company will raise sufficient capital to fund ongoing operations in Fiscal 2003. The issuance of additional shares of equity in connection with such financing could dilute the interests of existing stockholders of the Company. The inability to secure additional funding could have a material adverse effect on the Company, including the possibility that the Company could have to cease operations.

     In the nine months ended November 30, 2002, the Company received gross proceeds of $5,694,001 from the sale of 42,623,907 shares of the Company's Common Stock. The Company also satisfied liabilities and contractual obligations of approximately $169,740 through the issuance of 659,175 shares of Common Stock.

     In the second and third quarters of Fiscal 2003, the Company received $1,750,000 from two significant shareholders in the form of convertible notes. The notes are due 180 days from their issuance and carry an interest rate of 8% due at maturity. Upon equity funding of at least $2,000,000 prior to maturity, the notes and accrued interest are convertible at $0.07-$0.11 per share, respectively, or the average equity sale rate, whichever is less.

     On December 1, 2002, the Company consummated the initial closing under an Agreement for Sale and Leaseback, with a group of individuals pursuant to which the Company agreed to sell its Aura Realty, Inc. subsidiary to Purchasers and enter into a new 10-year lease of the properties owned by Aura Realty. Net of the principal balance of the mortgage note to be assumed by the Purchasers of approximately $5,083,000, certain security deposits and prepayments totaling $564,000, the partial payment of past due amounts owed to the Consultants of approximately $135,000 and Purchasers' fees of $105,000, the Company received approximately $1,463,000; $878,750 of this amount was advanced to the Company by the Purchasers during the third quarter of Fiscal 2003. Additionally during the third quarter of Fiscal 2003, the Purchasers purchased 21,366,347 of the Company's common shares for $1,493,000 at an average price of $0.07 per share under the Agreement. (See Note 9 to the Company's Condensed Consolidated Financial Statements)

     On December 30, 2002, the Company received $500,000 from a current investor in exchange for a demand note, bearing interest at 5% per annum.

     The cash flow generated from the Company's operations to date has not been sufficient to fund its working capital needs, and the Company does not expect that operating cash flow will be sufficient to fund its working capital needs in the remainder of Fiscal 2003 and Fiscal 2004. The Company expects to fund the operating cash shortfall in the current fiscal year from a combination of increased revenues, monetization of under utilized assets, and third party financings such as the Convertible Preferred. Currently, the Company has no commitments from third parties to provide additional financing. The Company has no assurances that third party funding will be available at the times or in the amounts required. If financings involve the issuance of equity securities, existing stockholders are likely to suffer dilution in net tangible book value per share. The Company is limited to issuing 500,000,000 shares of Common Stock and 10,000,000 shares of preferred stock unless and until shareholders approve the authorization of additional shares. As of January 8, 2003, there were 430,973,150 common shares outstanding and common shares required for stock options, warrants, and convertible notes outstanding exceed the amount of unissued authorized shares.

     The limited availability of funds and sources of raising additional funds could have a material adverse effect on the Company's financial statements, results of operations and its ability to continue its operations.

     Certain persons to whom Aura has outstanding financial obligations have recently taken measures to enforce their claims against Aura, such as seeking or obtaining judgments against Aura. Although only three such outstanding financial obligations are the subject of a material legal proceeding (see Note 7 to the Company's Condensed Consolidated Financial Statements appearing elsewhere herein), Aura believes that the taking of such measures by such persons may be a trend that could continue in the future. Aura does not currently have sufficient liquidity to satisfy all such outstanding financial obligations, and measures taken by such persons could materially and adversely affect our ability to operate in the best interests of stockholders.


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



PART II - OTHER INFORMATION


ITEM 1    Legal Proceedings

          Creditor Litigation

          Barovich/Chiau et. al. v. Aura Systems, Inc. et. al. (Case No. CV -95-3295). As previously reported in its Fiscal 2000 report on Form 10K, the Company settled shareholder litigation in the referenced matter in January, 1999. On November 20, 1999, the parties entered into an Amended Stipulation of Settlement, providing that the Company make payment of $2,260,000 (plus interest) in thirty-six equal monthly installments of $70,350. On October 22, 2002, after the Company had failed to make certain monthly payments, Plaintiffs applied for and obtained a judgment against the Company for $935,350, representing the balance due with respect to the original principal amount of $2,260,000. The Company has subsequently made two monthly payments of $70,350 each, reducing the amount owed to $794,650 (plus interest). The Company has made appropriate provisions in its financial statements to fully reflect this liability.

          Frankston v. Aura Systems, Inc., et. al. (CV 91-6232 LGB). In 1991, Michael Frankston brought the referenced civil action in the United States District Court for the Central District of California against the Company, its founding management members who are no longer employees of the Company, and two of its former subsidiaries. The substance of the suit concerned approximately 40,000 shares of Aura Common Stock and Mr. Frankston's claims of intentional and negligent conduct in connection with the shares. Following a trial in 1997, a jury awarded damages against the Company of $61,000, and against its former subsidiaries Innovative Information Systems, Inc. ($7,833) and Cypher Master, Inc. ($156,200). The Company, following an appeal, paid to Mr. Frankston its portion of the judgment in full. Mr. Frankston in March of 2000 moved to amend the judgments to make the Company liable for the damages awarded against the former subsidiaries. Mr. Frankston's motion and other related motions were denied by the trial court. The Ninth Circuit reversed and remanded the matter in May, 2002 and on September 27, 2002 the trial court issued an order holding the Company liable for the judgments against its former subsidiaries. Plaintiff then moved on December 2, 2002 for an order Assigning Rights and Authorizing Levy in Aid of Execution. The trial court granted on December 20, 2002 the order on the assignment of rights but not the levy. The Company has made appropriate provisions in its financial statements to fully reflect this liability.

          Waltco Engineering Co. v. Aura Systems, Inc. et. al. (YC045396). On December 11, 2002, Plaintiff, Walto Engineering Co. ("Waltco"), filed a suit in California Superior Court for Breach of Written Agreement against the Company and related common counts. Waltco asserted that the Company breached the terms of a payment plan. Waltco claimed damages of $283,296.41. On December 20, 2002, Waltco made an offer of settlement for $182,000. The Company has made appropriate provisions in its financial statements to fully reflect its estimated liability in this case.

          Other Legal Action

          The Company is also engaged in other legal actions. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on its financial statements.






ITEM 2    Changes in Securities

          During the three months ended November 30, 2002, the Company conducted a private offering to a group of accredited investors for the sale of 21,366,347 shares of Common Stock for total gross proceeds of approximately $1,493,000. The Company also issued $1,000,000 of convertible notes. These convertible notes payable are due at six month maturity dates in March and April 2003. Interest accrues at 8% simple interest due in arrears. If Aura receives equity funding for an amount of at least $2,000,000 prior to maturity date, the notes will convert mandatorily into Common Stock at contractual conversion rates of $0.07 - $0.11 per share, respectively, or the average of the new equity sale rate, whichever is less.

          All of the foregoing transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 as these offerings were a private placement to a limited number of accredited investors.


ITEM 6   Exhibits and Reports on Form 8-K

         a)    Exhibits:

          10.34   Convertible Notes Term Sheets

          10.34.1 Convertible Note Term Sheet dated July 10, 2002

          10.34.2 Convertible Note Term Sheet dated August 7, 2002

          10.34.3 Convertible Note Term Sheet dated September 6, 2002

          10.34.4 Convertible Note Term Sheet dated September 17, 2002

          10.34.5 Convertible Note Term Sheet dated October 8, 2002

          10.34.6 Convertible Note Term Sheet dated October 17, 2002

          99.1 - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          99.2 - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


         b)    Reports on Form 8-K:

               Form 8-K dated December 1, 2002, reporting sale and leaseback of the Company's facilities

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 AURA SYSTEMS, INC.
                                  ----------------------------------------------
                                                    (Registrant)



Date:  January 14, 2003   By:    /s/David A. Rescino
      -------------------        -----------------------------------------------
                                             David A. Rescino
                                          Senior Vice President
                                         Chief Financial Officer
                                 (Principal Financial and Accounting Officer
                                        and Duly Authorized Officer)

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

                               /s/ Neal F. Meehan
                               -------------------
                                 Neal F. Meehan
                       Chairman & Chief Executive Officer
                                January 14, 2003

                                  CERTIFICATION

I, David A. Rescino, Chief Financial Officer of Aura Systems, Inc., certify that:

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

                              /s/ David A. Rescino
                              ---------------------
                                David A. Rescino
                             Chief Financial Officer
                                January 14, 2003

EXHIBIT 99.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Aura Systems, Inc. (the "Company") on Form 10-Q for the period ending November 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Neal F. Meehan, Chairman and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to my knowledge:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company for the periods indicated.

                               /s/ Neal F. Meehan
                               -------------------
                                 Neal F. Meehan
                       Chairman & Chief Executive Officer
                                January 14, 2003



EXHIBIT 99.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Aura Systems, Inc. (the "Company") on Form 10-Q for the period ending November 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David A. Rescino, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to my knowledge:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company for the periods indicated.

                              /s/ David A. Rescino
                              ---------------------
                                David A. Rescino
                             Chief Financial Officer
                                January 14, 2003