Form 10-K
period 2003-02-28
AURA SYSTEMS INC
filed 2003-08-04
CIK 826253

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K
                                   (Mark One)

     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended......................................February 28, 2003

                                                        OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from to.............................................
Commission File Number...................................................0-17249


                               AURA SYSTEMS, INC.
             (Exact Name of Registrant as Specified in its Charter)

                  Delaware                           95-4106894
              (State or Other               (I.R.S. Employer Incorporation
        Jurisdiction of Organization)           or Identification No.)


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


                                  Yes [] No [x]



     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     On July 25, 2003 the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $20 million. The aggregate market value has been computed by reference to the last trading price of the stock on July 25, 2003. On such date the Registrant had 430,923,150 shares of common stock outstanding.

     When used in this report, the word "expects," "believes," "anticipates," and similar expressions are intended to identify forward-looking statements. Such forward-looking statements include, but are not limited to, statements regarding future events and the Company's plans and expectations. The Company's actual results may differ significantly from the results discussed in forward-looking statements as a result of certain factors, including those discussed in this report. The Company expressly disclaims any obligations or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations or any events, conditions or circumstances on which any such statement is based. This Report includes product names, trade names and marks of companies other than the Company. All such company or product names are trademarks, registered trademarks, trade names or marks of their respective owners and are not the property of the Company.

                                     PART I


ITEM 1.            BUSINESS
================================================================================

A.   Introduction and History
     ------------------------

     Aura Systems, Inc., a Delaware corporation, ("Aura" or the "Company") designs, assembles and sells the AuraGen(R), the Company's patented mobile power generator that uses the engine of a vehicle to generate power. It installs under-the-hood in many motor vehicles and delivers on-location, plug-in electricity for any end use including industrial, commercial, recreational and military applications. Compared to the traditional solutions (i.e., GenSets and inverters) addressing the multi-billion dollar North American mobile power market, the Company believes the AuraGen(R) provides cleaner electricity with greater reliability and flexibility at a lower cost to the end user. The Company began commercializing the AuraGen(R) in late 1999 as a 5,000 watt 120/240V AC machine compatible with certain Chevrolet engine models. In mid and late 2001, the Company added an 8,500 watt configuration and also introduced AC/DC and Inverter Charger System (ICS) options. The Company now has configurations available for more than 90 different engine types including a majority of General Motors and Ford models, many Daimler Chrysler models and numerous others made by Caterpillar, Detroit Diesel, Cummins, Freightliner and Navistar, among other chassis and engine manufacturers.

     To date, AuraGen(R) units have been sold to more than 500 customers in more than 10 industries, including recreational, utilities, telecommunications, emergency/rescue, public works, catering, oil and gas, transportation, government and the military. The Company's objective is to be the leading developer and supplier of fully integrated mobile electric power systems.

     The Company was founded in 1987 and, until 1992, primarily engaged in supplying defense technology to classified military programs. In 1992 the Company transitioned to being primarily a supplier of consumer and industrial products and services using its developed technology. In 1994, the Company founded NewCom, Inc., which sold and distributed computer communications and sound products such as CD-ROMs and sound cards. In 1997, the Company acquired MYS Corporation of Japan, a manufacturer of speaker systems. New Com ceased operations in 1999 and the Company experienced severe financial hardship from this and other causes. In fiscal 2000, the Company sold MYS, the Company's business divisions providing sound products, and other assets, restructured substantial indebtedness and concentrated its focus on the AuraGen(R) product.

     The Company continues to hold several patents, in addition to those related to the AurGen(R), which it believes provide the basis for economically viable products in addition to the AuraGen(R), but sales of the AuraGen(R) currently provide substantially all the Company's operating revenues.

B.   The AuraGen(R)
     --------------

     The AuraGen(R) is a patented induction power system that uses the engine of a vehicle to produce electrical energy. The AuraGen(R) can generate maximum power at engine RPM's from enhanced idle to redline for gasoline engines and true idle to redline for larger diesel engines. The Company believes the AuraGen(R) is the only proven, commercialized power system available that can generate up to 8,500 watts of clean power and is fully integrated under the hood of a vehicle. While traditional mobile sources of electricity can exhibit voltage fluctuations, spikes, surges and other inconsistencies, the AuraGen(R) delivers pure sine wave (or "clean") power. Clean power is generally desired and often required to safely and reliably operate highly sensitive digital equipment, such as computers, communication and computer-controlled equipment.

     The AuraGen(R) is composed of three basic subsystems. The first subsystem is the generator that is bolted to, and driven by, the vehicle's engine. The second subsystem is an electronic control unit, which filters and conditions the electricity to provide clean, steady voltages for both AC and DC power. The third subsystem is mounting brackets and supporting components for installation and integration of the generator with the vehicle engine.

     The Company sells two basic models, a 5 Kw and an 8.5 Kw, with a number of options. The models currently available produce 5,000 watts of continuous power with 7,200 watts peak and 8,000 watts of continuous power with 9,000 watts peak, respectively. AC output is in the form of dual 120/240 volts pure sine wave at a frequency of 60 or 50 Hertz. In addition, both of the above models are available in configurations that divide the maximum power between AC and DC. The DC available power can be either 14 volts or 28 volts. In fiscal 2002, the Company introduced a new model that generates power with the vehicle engine either on or off, using auxiliary batteries in conjunction with the AuraGen(R). Aura provides custom engineered brackets for both the 5 Kw and the 8.5 Kw systems that attach to over 90 different engine and chassis models. The Company also provides power-take-off (PTO), as well as hydraulic driven interfaces for bigger trucks that do not involve direct attachment to the vehicle engine.

C.   Mobile Power Industry
     ---------------------

     The mobile power generation market is large and growing. Vehicles used in the telecommunications, utilities, public works, construction, catering, and oil and gas industries, and emergency/rescue, military and recreational vehicles rely heavily on mobile power for their internal systems. In addition, mobile work sites require on-location electricity to power equipment ranging from computers to power tools.

     Based on studies conducted by the U.S. government, Business Communications Company, Inc. ("BCC") and others, the Company estimates the annual gross North
American mobile power generation market is at least $2.5 billion and growing. Worldwide growth is expected to be fueled by increases in the development and construction of industrial infrastructures, significant growth in homeland security expenditures, and increased use of sophisticated electronic equipment in underdeveloped areas where grid-based electricity is unavailable or unreliable. The Company believes that mobile power has become increasingly important as backup to electric grid power supply.

     The two primary options available to users of mobile power today are GenSets and inverters. GenSets are relatively inefficient power generation units which are not incorporated into a vehicle and require external fuel, either gasoline or diesel, in order to generate electricity. GenSets are generally noisy and cumbersome to transport because of their weight and size. GenSet technology has been utilized since the 1930s. Inverters convert the DC electricity stored in automotive or other batteries to AC electricity, which is required by a wide range of mobile applications. Due to their low power output capabilities, inverters are typically used for applications that require less than 2,500 watts of power. Inverters do not generate their own power and so the user must rely on batteries and recharge them by connecting into a grid power source, or through GenSets or other means.

     The quality of electricity has become more important as computers and other technologically advanced products have become more widely available and utilized. Because GenSets usually do not deliver pure sine wave electricity, they are not well suited for digital instruments and sensors. Inverters that produce pure sine wave electricity are available but are more expensive than standard inverters and relatively uncommon. The Company has measured a less than 2.4% THD (total harmonic distortion) for the electrical output from an AuraGen(R), which compares favorably to the output of that from a typical power company electric grid.

D.   Competitive Advantages of the AuraGen(R)
     ----------------------------------------

     The Company believes the AuraGen(R) is a superior product due to its convenience, cost efficiency, fuel efficiency, reliability, flexibility in power output, and the quality of the electricity generated.

     The Company believes the cost to operate a typical GenSet is approximately $0.92 per kW hour and the cost to operate a typical inverter is approximately $0.70 per kW hour. The cost to operate a comparable AuraGen(R) is approximately $0.46 per kW hour while a vehicle is stationary. When power is needed while the vehicle is in motion (e.g., recreational vehicles, ambulances, police vehicles, military vehicles), the cost to operate the AuraGen(R) drops to approximately $0.28 per kW hour.

     The AuraGen(R) does not require scheduled maintenance and is offered with a three year warranty compared to the typical one year warranty available for a comparable GenSet or inverter.

     In addition, the AuraGen(R) is significantly cleaner for the environment than the other generally available mobile power solutions. The AuraGen(R) uses the automotive engine which is highly regulated for environmental protection. GenSets use small engines that produce significantly higher levels of emissions per unit of power output than the automobile engine.

     The Company believes that barriers to entry make it less likely that a product superior to the AuraGen(R) will become available in the foreseeable future. The inventions upon which the AuraGen(R) is based are protected by patents issued in the U.S. and key foreign countries. Creating and patenting the AuraGen(R) required over $150 million and 600 man-years of engineering, research and development. To Aura's knowledge, there are no other patents to this technology. Manufacturers and end users of mobile power solutions (including the military) typically require completion of extensive evaluation and approval processes before embracing new systems. Many large target customers, including GM, Ford and Daimler Chrysler, have already invested the time and capital required to evaluate and test the AuraGen(R). In addition, after extensive testing, a number of Federal, state and local government departments, utilities and major industrial companies have approved the AuraGen(R) for purchase.

     Thousands of AuraGen(R) units are currently being used for multiple applications and in all types of operating environments, providing a good sample set for reliability analysis. The results show very low failure rates, which the Company is reducing via minor hardware and software modifications, better assembly procedures and improved installation training. The U.S. Army has performed its own tests and is continuing to test the AuraGen(R) under severe conditions. The VIPER (the name for the military version of the AuraGen(R)) now in use by special operations forces has been air-drop-certified by the Army and has been successfully deployed in Operation Enduring Freedom and Operation Iraqi Freedom. In addition to qualification testing, the Company has established a Quality Management System and has achieved ISO 9001:2000 registration. Elements of such registration [? - certification?] include manufacturing lot tracking, documentation and configuration control, as well as acceptance test and compliance procedures at all manufacturing levels, including suppliers.

     The AuraGen(R) generator received UL recognition in July 2002. UL Listing of the entire AuraGen(R) system is in process. The Company believes that this process will be completed within several weeks. UL recognition is important - if not required - in order to be able to sell the AuraGen(R) to the RV and marine recreational market.

E.   Target Markets
     --------------

     The Company has identified the following target markets:

     Military, Homeland Security Administration and Other Federal Agencies

     The Company believes the VIPER (the military version of the AuraGen(R)) is a superior mobile power solution compared with alternatives for numerous military applications. Producing quiet, clean power from vehicles at low engine speed is important to the military as the military increases its reliance on sophisticated electronic systems and strives to enhance its mobility and transportability by shedding weight and space.

     Utilities and Telecommunications

     Utilities and the telecommunications industry regularly use mobile power in their daily activities. Several utilities in the U.S. have purchased the AuraGen(R) system and continue evaluating the product. The AuraGen(R) is also used by several television broadcast stations.

     Emergency/Rescue

     The emergency/rescue market relies heavily upon mobile power for lights, communications gear, instruments, medical equipment and digital equipment and tools. As the emergency/rescue market has undergone a transition to digital equipment and portable computers, it has experienced constant growth in mobile power needs. Approximately 20 organizations have started to use the AuraGen(R).

     Public Works/Construction/Oil and Gas

     The public works and construction market comprises a large number of municipalities and construction companies that use portable power for their projects. Approximately 35 municipalities are using the AuraGen(R) in limited quantities in their service and work trucks. The oil and gas industry has a substantial need for mobile power and has traditionally used GenSets. The Company believes the AuraGen(R) provides a substantially better product for the industry's need.

     Recreational Vehicles ("RVs")

     Electric power is a critical need in RV's. The AuraGen(R) offers significant benefits to RV users. These benefits include first and foremost the convenience of residential feel (no need to "shed" loads, no noise, ability to use standard home appliances), fuel savings (the AuraGen(R) uses only the RV engine), reduced maintenance costs (no required scheduled maintenance) and no power derating due to altitude or temperature.

     Marine

     The company has begun to explore the use of the AuraGen(R) in marine applications. Initial study and limited field experience indicate that this is a potentially excellent market for the AuraGen(R).

F.   Company Facility, Manufacturing Process and Company Suppliers
     -------------------------------------------------------------

     Aura assembles and tests the AuraGen(R) at the Company's 68,000 square foot facility in El Segundo, California with subassemblies and parts which are produced by various suppliers. The Company established these facilities with a maximum production capacity of 5,000 units per month per 8 hour operating shift. The facility is currently substantially under-utilized and the Company is evaluating the possibility of relocating to a smaller facility.

     The Company chose to subcontract part manufacturing. This allows the Company to control manufacturing costs, maintain competitiveness and contain production infrastructure cost and expenses.

     To ensure quality the Company uses highly qualified suppliers, the majority of which are ISO 9002 compliant. The Company performs qualification testing on the AuraGen(R) hardware components, the electronic control unit, all software and on fully installed in-vehicle systems to ensure reliability in the field.

     The Company has partly sold its Aura Realty, Inc. subsidiary, which owns the El Segundo facility and leases it to the Company. See the discussion under
Item 7. - Liquidity and Capital Resources.

G.   Distribution and Product Support
     --------------------------------

     Aura provides a turnkey product and service to support the Company's customers in every area. The Company has performed all of the development, from basic physics to detailed engineering. The Company believes its core capabilities provide a solid foundation to resolve technical issues, develop an ongoing line of new products and to continually enhance the Company's products. The Company's vehicle integration team develops, engineers and supplies all of the brackets, pulleys, idlers, belts, tensioners and other components that comprise a mounting system. The group also specifies all of the requirements of the AuraGen(R) to allow its use with other mobile drives, such as hydraulic systems and Power Take Off ("PTO").

H.   Certain Risk Factors
     --------------------

     Risk Factors Relating to the Company

     The Company has a history of losses and the Company may not be profitable in any future period.

     In each fiscal year since organization in 1987, the Company has incurred a loss. The Company has an accumulated deficit in retained earnings of approximately $303.8 million from its inception through February 28, 2003. There can be no assurance that the Company will be able to achieve or maintain profitability or positive cash flow.

     The Company requires additional capital, and there is no assurance that it will be available.

     The cash flow generated from the Company's operations to date has not been sufficient to fund its working capital needs. Aura has relied upon external sources of financing, principally equity financing and private and bank indebtedness. The Company does not expect that operating cash flow will be sufficient to fund its working capital needs in fiscal 2004, although the Company has recently instituted significant cost reduction measures intended to reduce its need for capital. Currently, the Company has no commitments from third parties to provide additional financing. If future financing involves the issuance of equity securities, existing stockholders may suffer dilution in net tangible book value per share and such dilution may be significant. See Item 7.
- Liquidity and Capital Resources.

     The Company is in default of certain of its financial obligations.

     Due to the Company's acute liquidity challenges, it has defaulted in payments under many of its financial obligations (see Item 7. - Liquidity and Capital Resources and Note 9 in the Consolidated Financial Statements). These defaults effectively render these obligations payable on demand and the entire principal balance of each obligation has been included in current liabilities in the accompanying Consolidated Financial Statements. Actions by the parties to these obligations to enforce their rights to collect the amounts due could require the Company to cease operations.

     The Company must amend its Articles of Incorporation in order to be able to issue common stock.

     The Company's authorized capital consists of 500,000,000 shares of common stock and 10,000,000 shares of preferred stock. At July 25, 2003, there were 430,923,150 shares of common stock outstanding and 145,107,441 shares of common stock reserved or committed for future issuances under outstanding options, warrants and rights and upon conversion of Preferred Stock. As of July 25, 2003, 591,110 shares of preferred stock were outstanding all of which were Series A Convertible Redeemable Preferred. The Company intends to seek authorization from its shareholders to increase its authorized common stock and/or to implement a reverse stock split; however, there can be no assurance that any such proposal will be approved by the Company's shareholders and effected. For a further discussion see Item 7. - Liquidity and Capital Resources.

     Any increase in authorized shares or reverse stock split may adversely affect the market for the common stock.

     Aura's revenues have declined significantly in recent years.

     The Company has experienced a significant decline in operating revenues over the past few years. A significant subsidiary (NewCom) ceased operations in fiscal 1999 and the Company has sold operating divisions and subsidiaries to raise cash. The Company's net revenues peaked at approximately $104 million in the fiscal year ended February 28, 1998. Revenues declined to $2.5 million for the fiscal year ended February 28, 2001; $3.1 million for the fiscal year ended February 28, 2002, and $1.1 million for the fiscal year ended February 28, 2003.

     Revenues related to the Company's current product, the AuraGen(R), have fluctuated over the last three years. For a further discussion see Item 7. - Overview.

     The Securities and Exchange Commission Brought an Action Against the Company In June 2002, the Securities and Exchange Commission ("SEC") brought a civil action against the Company, NewCom (a former subsidiary of Aura), and certain former members of the Company's management team, including Zvi (Harry) Kurtzman and Steven Veen for violations of the antifraud and books and records provisions of the securities laws. The complaint relates to the financial statements for various transactions during fiscal years 1996 through 1999. A related action was brought against Gerald Papazanian. Without admitting or denying the allegations in the complaint, the Company as well as the former officers filed consents agreeing to settle the case. The Company consented to a permanent injunction against violations of the securities laws, with no penalty imposed based on the Company's financial condition. See Item 3. - Securities and Exchange Commission.


     The Company has recently had significant changes in management.

     In December 2001, the Company and six former members of the Company's senior management, including Zvi Kurtzman, the former Chief Executive Officer, Gerald Papazian, the former President and Steven Veen, the former Chief Financial Officer, entered into agreements providing for the termination of their employment with the Company effective February 28, 2002. This followed the investigation by the SEC described under Item 3. - Securities and Exchange Commission.

     The Company retained Steven Burdick as the Company's Chief Financial Officer in January 2002. Mr. Burdick resigned in October 2002, for reasons unrelated to the SEC action.

     Effective March 2002 Mr. Carl Albert was appointed Chairman and Mr. Joshua Hauser was appointed President and Chief Executive Officer. In July 2002, Carl Albert stepped down as Chairman, remaining on the Board, and Mr. Neal Meehan was appointed Chairman. Shortly thereafter, Mr. Hauser left the company and Mr. Meehan was appointed President and Chief Executive Officer. Mr. Meehan continues to serve as Chairman of the Board, President and Chief Executive Officer. In November 2002, David Rescino joined the Company as Senior Vice President - Finance and Chief Financial Officer. Mr. Rescino resigned his full-time position in April 2003 but continues to serve on a part-time interim basis until a replacement is named.

     Craig Lipus joined the Company in June 2002 as Vice President - Sales and Marketing. Mr. Lipus resigned in January 2003. Michael Froch, Senior Vice President, General Counsel and Secretary of the Company since 1997 resigned in June 2003. Neither of these positions has been replaced at this time.

     For a further discussion, see Item 10.

     Although the changes in management have been intended to improve the Company's performance, there can be no assurance that such improvement will be realized. The changes in management can result in a loss of continuity and increased inefficiency thereby adversely impacting the Company's sales and costs.

     The success of the Company over the short-term depends on the commercial success of the AuraGen(R) products, as the Company is not currently engaged in any other line of business.

     Because the Company has focused its business on developing a single product line, rather than on diversifying into other areas, the Company's success in the foreseeable future will be dependent upon the commercial success of the AuraGen(R) product line.

     Risk Factors Relating to the AuraGen(R)

     The market acceptance of the AuraGen(R) is uncertain.

     Aura's business is dependent upon sales generated from the AuraGen(R) family of products and increasing acceptance of the product. The AuraGen(R) uses new technology and has only recently been introduced into the marketplace. The Company's financial condition has limited its ability to promote the AuraGen(R) and make potential customers aware of its existence. Because the Company's product is radically different from the traditional available mobile power solutions, users may require lengthy evaluation periods in order to gain confidence in the product. Original equipment manufacturers ("OEMs") and large fleet users also typically require considerable time to make changes to their planning and production. Distributors used by the Company may not focus adequate resources on selling the Company's products or may otherwise be unsuccessful. There can be no assurances that the Company's products will achieve broad acceptance in the marketplace.

     Aura's business may be adversely affected by industry competition.

     The industry in which the Company operates is competitive. The primary competition for the AuraGen(R) is GenSets and there are approximately 44 GenSet manufacturers in the United States.

     Many of the Company's competitors have greater financial resources, have larger budgets for research, new product development and marketing and have long-standing customer relationships. The Company must compete with many larger and more established companies in the hiring and retention of qualified personnel.

     The Company depends on its patented technology.

     The Company relies on a number of patents and patent applications to protect the AuraGen(R) products from competition, which cover the basic mechanical design of the AuraGen(R) system and some components of the control system. The Company cannot provide assurance that the patents pending relating to the AuraGen(R) system or future patent applications will be issued or that any issued patents will not be invalidated, circumvented or challenged. A portion of the Company's proprietary technology depends upon unpatented trade secrets and know-how.

     The Company may not be able to effectively manage its turnaround and growth.

     The Company restructured its operation during fiscal 2003 and 2004 in order to conserve cash. The Company's workforce has declined steadily from 101 employees as of February 28, 2002 to 60 at February 28, 2003 to 39 as of July
25, 2003. The Company will need to rehire employees and rebuild its sales and production infrastructure in order to service any significant growth in demand for its products, which growth is critical to the Company's success.

     The Company has depended on the expertise of key employees.

     Because the Company's product depends on patented and proprietary technology, and must be periodically modified to adapt the product to changes in engine design and manufacture, the Company depends on a limited number of key employees with experience in electromagnetic theory and design. In order to conserve cash, the Company has recently furloughed or terminated a number of its employees.

     The Company depends on third party manufacturers for certain product components.

     The Company relies extensively on subcontracts with third parties for the manufacture of most components of the AuraGen(R). The use of third party manufacturers increases the risk of delay of shipments to the Company's customers and increases the risk of higher costs if the Company's third party manufacturers cannot make components available when required.

     Some of these components are currently available only from a single source or from limited sources. The Company may experience delays in production of the AuraGen(R) if it fails to identify alternate vendors or if any parts supply is interrupted or reduced, or if there is a significant increase in production costs or decline in component quality.

I.   Aura's Other Technologies
     -------------------------

     Aura retains significant interest in two other technology applications, electromagnetic actuators and actuated mirror array. Although the Company has suspended its prior efforts to develop a commercially viable product using either of these technologies, the Company intends to revive such efforts in the future. Significant capital will be required to continue such efforts; accordingly, the Company cannot predict when its financial condition will allow such efforts to resume.

     Electromagnetic Actuator (EMA(TM))

     The Company developed its Electromagnetic Valve Actuator to fill the performance gap between linear actuators and solenoids. To date, the principal application of this actuator has been in its Electromagnetic Valve Actuator System ("EVA(TM)"), a patented electro-magnetically powered system that opens and closes engine valves at any user specified time interval. The EVA(TM) can thereby, for instance, replace the mechanical camshaft on an engine. Computer control of the valve timing has potentially material benefits to engine performance, fuel economy and emissions.

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

     The Company entered into a license and manufacturing agreement with Daewoo Electronics Co., Ltd. ("Daewoo") to manufacture televisions and other devices based on AMA(TM) technology. Daewoo invested substantial funds to commercialize the technology. However, Daewoo has since ceased operations due to bankruptcy.

J.   Research and Development
     ------------------------

     During the fiscal years ended February 28, 2003, 2002 and 2001, the Company spent approximately $0.4 million, $0.8 million and $ 0.5 million, respectively, on Company research and development activities. The Company believes that ongoing R&D are important to the success of the Company's product in order to utilize the most recent technology, to develop additional products and additional uses for existing products, and to stay current with changes in vehicle manufacture and design and to maintain an ongoing advantage over potential competition. The Company's financial condition does not currently allow significant expenditures on R&D as all costs are being minimized while the Company seeks to maintain solvency and attain profitability.

K.   Patents and Intellectual Property
     ---------------------------------

     The U.S. Patent Office has awarded the Company 29 patents applicable to automotive and industrial applications. Of the above patents, two are focused directly on the AuraGen(R), nine are for basic magnetic actuation, two are for control systems associated with controlling the magnetic fields in different configurations and sixteen are focused on the Electromagnetic Valve Actuator ("EVA(TM)") application. In addition, the Company has two patent applications pending related to its AuraGen(R) technology. The first of Aura's domestic patents does not expire until 2015. The Company intends to defend its patents vigorously.

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

L.   Employees
     ---------

     As of February 28, 2003, the Company employed 60 persons. As of July 8 2003, the Company employed 39 persons. The Company has reduced its workforce significantly in the past 18 months to conserve cash. The Company is not a party to any collective bargaining agreements.

M.   Significant Customers
     ---------------------

     The Company sold its AuraGen(R) product to one significant customer during fiscal 2003 for a total of approximately $0.2 million or 22% of net revenues.


ITEM 2.           PROPERTIES
================================================================================

     The Company's subsidiary, Aura Realty, Inc., owns the 47,000 square foot headquarters facility and adjacent 27,690 square foot manufacturing facility in El Segundo, California that the Company uses for its AuraGen(R) product. These properties are encumbered by a deed of trust securing a note in the original principal amount of $5.4 million.

     The Company has partly sold its interest in Aura Realty, Inc. See the discussion under Item 7. - Liquidity and Capital Resources.


ITEM 3.           LEGAL PROCEEDINGS
================================================================================

     Due to the Company's acute liquidity challenges, it has defaulted in payments under many of its financial obligations (see Item 7. - Liquidity and Capital Resources and Note 9 in the Consolidated Financial Statements). These defaults effectively render these obligations payable on demand and the entire principal balance of each obligation has been included in current liabilities in the accompanying Consolidated Financial Statements. The Company is engaged in numerous legal actions by creditors seeking payment of sums owed. Actions by the parties to these obligations to enforce their rights to collect the amounts due could require the Company to cease operations.



     Securities and Exchange Commission

     In June 2002, the Securities and Exchange Commission ("SEC") brought a civil action against the Company, NewCom (a former subsidiary of Aura), and certain former members of the Company's management team, including Zvi (Harry) Kurtzman (the Company's former Chief Executive Officer) and Steven Veen (the Company's former Chief Financial Officer) for violations of the antifraud and books and records provisions of the securities laws. The complaint relates to the financial statements for various transactions during fiscal years 1996 through 1999. The Company originally disclosed the investigation by press release in January 1999. The SEC brought a related action against Gerald Papazian (the Company's former President). Without admitting or denying the allegations in the complaint, the Company as well as the former officers filed consents agreeing to settle the case. The Company consented to a permanent injunction against violations of specified sections of the securities laws, with no penalty imposed based on the Company's financial condition. Mr. Kurtzman consented to a permanent injunction against violations of specified sections of the securities laws, a $75,000 civil penalty and a permanent bar from serving as an officer or director of a publicly-traded company. Mr. Veen consented to a permanent injunction against violations of specified sections of the securities laws, a $50,000 civil penalty and a five-year suspension from appearing or practicing before the SEC. Mr. Papazian consented to a permanent injunction against violations of specified sections of the securities laws and a $25,000 civil penalty.

     In September 2002, a federal grand jury indicted three officers of NewCom, including Mr. Veen, on various conspiracy and fraud charges related to NewCom's financial statements.

    Barovich/Chiau et. al. v. Aura Systems, Inc. et. al. (Case No. CV -95-3295).

     As previously reported in its Fiscal 2000 report on Form 10K, the Company settled shareholder litigation in the referenced matter in January 1999. On November 20, 1999, the parties entered into an Amended Stipulation of Settlement, providing that the Company make payment of $2,260,000 (plus interest) in thirty-six equal monthly installments of $70,350. On October 22, 2002, after the Company had failed to make certain monthly payments, Plaintiffs applied for and obtained a judgment against the Company for $935,350, representing the balance due with respect to the original principal amount of $2,260,000. The Company has subsequently made only two monthly payments of $70,350 each, reducing the amount owed to $794,650 (plus interest). Subsequent to year end, the Plaintiffs took further legal actions to enforce the October 2002 judgment, culminating in a lien on one of the Company's smaller bank accounts. The Company has made appropriate provisions in its financial statements to fully reflect this liability.

     Frankston v. Aura Systems, Inc., et. al. (CV 91-6232 LGB).

     In 1991, Michael Frankston brought the referenced civil action in the United States District Court for the Central District of California against the Company, its founding management members who are no longer employees of the Company, and two of its former subsidiaries. The Company, following an appeal, paid to Mr. Frankston its portion of the judgment in full. In December 2002, Mr. Frankston received a court order amending the judgments to make the Company liable for the damages awarded against the former subsidiaries. In February 2003, the Company paid $212,444 to Mr. Frankston representing the final settlement in this matter.


     Waltco Engineering Co. v. Aura Systems, Inc. et. al. (YC045396).

     On December 11, 2002, Plaintiff, Walto Engineering Co. ("Waltco"), filed a suit in California Superior Court for Breach of Written Agreement against the Company and related common counts. Waltco asserted that the Company breached the terms of a payment plan. Waltco claimed damages of $283,296.41. Settlement discussions between Waltco and the Company have, to date, been largely unsuccessful. Waltco is advancing this suit in court and a hearing has been scheduled for August 2003. The Company has made appropriate provisions in its financial statements to fully reflect its estimated liability in this case.



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
================================================================================

     No matters were submitted to a vote of shareholders in the fourth quarter of fiscal 2003.

                                    PART II.


ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
================================================================================

     From May 21, 1991, to July 21, 1999, Aura's common stock was listed on the NASDAQ National Stock Market. The shares were delisted from the NASDAQ National Market as a result of the Company's failure to meet the minimum $1.00 bid price and other requirements. On February 1, 2001, the Company's shares were listed on the OTC Bulletin Board under the symbol "AURA". In June 2003, as a result of its inability to timely file this Form 10-K, the Company's trading symbol on the OTC Bulletin Board was changed to "AURAE", and the common stock continued to be listed. There can be no assurance that the common stock will continue to trade on the OTC Bulletin Board.

     Sets forth below are high and low sales prices for the common stock of Aura for each quarterly period in the two most recent fiscal years. Such quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not necessarily represent actual transactions in the common stock. The Company had approximately 9,500 stockholders of record as of July 25, 2003.

Period                                        High                        Low
------                                        -----                      -----

 Fiscal 2002
     First Quarter ended May 31, 2001         $0.775                     $0.370
     Second Quarter ended August 31, 2001     $0.763                     $0.500
     Third Quarter ended November 30, 2001    $0.590                     $0.355
     Fourth Quarter ended February 28, 2002   $0.450                     $0.280

 Fiscal 2003
     First Quarter ended May 31, 2002         $0.399                     $0.195
     Second Quarter ended August 31, 2002     $0.180                     $0.072
     Third Quarter ended November 30, 2002    $0.130                     $0.071
     Fourth Quarter ended February 28, 2003   $0.135                     $0.059

     On July 25, 2003, the reported closing sales price for the Company's common stock was $0.055.

     Dividend Policy

     The Company has not paid any dividends on its common stock and currently intends to retain any future earnings for use in its business. The Company does not anticipate paying any dividends on its common stock in the foreseeable future. Subsequent to February 28, 2003, the Company has issued shares of Series A Convertible Redeemable Preferred Stock (the "Series A Preferred") (see Item 7
- Liquidity and Capital Resources). Series A Preferred earns cumulative dividends at a rate of 5% per annum based on its stated $10.00 per share liquidation value. Dividends on Series A Preferred would need to be paid before dividends could be paid on common stock.

     Changes in Securities and Use of Proceeds

     During the fourth quarter of fiscal 2003, the Company issued an aggregate of $2.0 million principal amount of notes convertible for 310,417 shares of Series A Preferred, which are convertible into 38,802,098 shares of common stock, in each case subject to adjustment. See Item 7. - Liquidity and Capital Resources. Such issuances were exempt from registration pursuant to section 4(2) of the Securities Act of 1933 as private placements to a limited number of accredited investors.


ITEM 6. SELECTED FINANCIAL DATA
================================================================================

     The following Selected Financial Data has been taken or derived from the audited consolidated financial statements of the Company and should be read in conjunction with and is qualified in its entirety by the full-consolidated financial statements, related notes and other information included elsewhere herein. The data for fiscal 1999 has been restated to reflect discontinued operations.

                                        AURA SYSTEMS, INC. AND SUBSIDIARIES



                                                    February 28,     February 28,     February 28,   February 29,    February 28,
                                                        2003             2002             2001           2000            1999
                                                    ------------     ------------     ------------   ------------    -------------
Net revenues                                       $   1,103,770    $   3,116,295     $  2,512,508   $  5,788,221    $  53,650,025
Cost of goods sold                                 $     571,099    $   1,480,736     $  1,216,637   $  1,957,854    $  83,344,562
Inventory write down                                           -    $   1,510,871                -              -                -

                                                    ------------    -------------     ------------   ------------    -------------
Gross profit (loss)                                $     532,671    $     124,688     $  1,295,871   $  3,830,367    $ (29,694,537)

Expenses:
   Engineering expenses                            $   3,514,554    $   8,413,427     $  8,214,981   $ 11,466,449    $  47,092,632
   Research and development                        $     442,332    $     810,949     $    547,812   $    148,443    $   1,996,198
   Selling, general and administrative expenses    $   7,374,961    $  10,006,844     $ 12,695,833   $ 10,725,397    $  64,131,074
   Class action litigation & other
      legal settlements                            $     233,259    $  (2,750,000)    $  1,512,769   $    427,091    $   7,717,518
   Adjustment to accounts payable                              -    $    (651,685)    $ (1,046,324)  $  2,350,671                -
   Impairment losses on long-lived assets          $   2,300,000    $   7,661,559                -              -                -
   Severance expense                               $     241,243    $   1,080,525                -              -                -

                                                    ------------    -------------     ------------   ------------    -------------
          Total expenses                           $  14,106,349    $  24,571,619     $ 21,925,071   $ 25,118,051    $ 120,937,422

Loss from operations                               $ (13,573,678)   $ (24,446,931)    $(20,629,200)  $(21,287,684)   $(150,631,959)
Other (income) and expense
   Impairment of investments                       $     818,019    $   1,433,835     $    240,000              -    $   5,838,466
   Loss on sale of minority interest
        in Aura Realty                             $     626,676               -                 -              -                -
   (Gain) loss on disposal of assets               $           -               -                 -              -                -

   (gain) Loss on sale & issuance of subsidiary
   stock and investments                                       -                -                -              -    $   4,877,839
   Equity in losses of unconsolidated
        joint ventures                                         -                -                -              -    $   6,268,384
   Interest expense                                $   2,656,592    $   2,495,551     $  2,263,916   $  4,476,690    $  11,679,701
Other                                              $    (362,096)   $    (535,179)    $   (446,399)  $ (1,454,641)   $           -
Provision (benefit) for taxes                                  -    $  (1,549,882)    $ (2,203,145)  $ (1,361,003)   $     566,635
Minority interest                                  $      14,018                -                -              -    $ (36,934,376)
   Loss in excess of basis of subsidiary                       -                -                -              -    $  (8,080,695)

                                                    ------------     -------------    ------------   ------------    -------------
Loss from continuing operations                    $(17,326,687)    $ (26,826,435)    $(20,929,971)  $(24,403,371)   $(134,866,517)

Discontinued operations:
   Loss from discontinued operations,
        net of income taxes                                    -                -                -   $ (4,131,501)   $ (14,875,065)
Extraordinary Item

   Gain on extinguishment of debt obligations,
   net of income taxes                             $   1,186,014    $   1,889,540                -   $ 19,068,916                -

                                                    ------------     ------------     ------------   ------------    -------------
Net loss                                           $ (16,140,873)   $ (24,936,895)    $(20,929,971)  $ (9,465,956)   $(149,741,582)
Other comprehensive loss, net of taxes                         -                -                -              -    $    (406,574)
                                                    ------------     ------------     ------------   ------------    -------------
Comprehensive loss                                 $ (16,140,873)   $ (24,936,895)    $(20,929,971)  $ (9,465,956)   $(150,148,156)

                                                    ============     ============     ============   ============    =============
Net loss per common share                          $       (0.04)   $       (0.08)    $      (0.08)  $      (0.08)   $       (1.74)
                                                    ============     ============     ============   ============    =============
   Loss from continuing operations per common
   share                                           $       (0.05)   $       (0.08)    $      (0.08)    $    (0.20)   $       (1.57)
                                                    ============     ============     ============   ============    =============
   Loss from discontinued operations per common
   share                                           $           -    $           -     $          -     $    (0.03)   $       (0.17)
                                                    ============     ============     ============   ============    =============
   Extraordinary income per common share           $        0.01    $           -     $          -     $     0.15    $           -
                                                    ============     ============     ============   ============    =============
     Weighted average number of common shares        415,863,637      327,587,590      261,568,346    124,294,051       85,831,688
                                                    ============     ============     ============   ============    =============

Working capital                                    $ (15,626,271)   $  (2,512,553)    $ (5,105,345)   $   826,213    $  (4,869,876)
Total assets                                       $  23,767,866    $  28,761,990     $ 45,278,043    $56,122,538    $  90,143,392
Total debt                                         $  13,345,378    $  10,895,466     $ 38,485,108    $48,756,226    $  34,236,944
Net stockholders' equity (deficit)                 $   4,712,176    $  12,652,733     $  2,045,035    $ 1,516,008    $ (13,653,657)


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
================================================================================

Results of Operations
---------------------

     The Company's fiscal 2003 net loss was $16.1 million, and $5.6 million of that loss related to non-cash charges for depreciation, amortization, asset impairments and beneficial conversion of certain debt instruments. In fiscal 2002, the net loss was $24.9 million and the similar non-cash charges were $15.0 million. In fiscal 2001, the net loss was $20.9 million and similar non-cash charges were $7.9 million. Net operating revenues and gross profit were $1.1 million and $0.5 million, respectively, in fiscal 2003, $3.1 million and $0.1 million, respectively, in fiscal 2002 and $2.5 million and $1.5 million, respectively, in fiscal 2001.

Revenues

     Net revenues in fiscal 2003 declined 65% to $1.1 million due to weakness in sales, which has continued into the first quarter of 2004. The Company believes that this weakness reflects a combination of factors. To some extent, sales have been impacted by a general slowdown of the overall economy and the general economic effect of the war in Iraq. The Company's weakened financial condition has also impaired its ability to market effectively and has resulted in deferred commitments from potential long-term customers. This decrease in net revenues is substantially volume related. The Company has not engaged in any significant pricing reductions since it believes that factors other than cost are primarily responsible for reduced sales volumes.

     Net revenues in fiscal 2003 included $0.06 million ($0.05 million in fiscal
2002) of revenues derived from services related to the AuraGen(R) product. These services were generally training, installation and non-warranty repairs provided to AuraGen(R) customers. The Company does not consider these services to be a significant source of revenues.

     Net revenues in fiscal 2002 increased to $3.1 million from $2.5 million in fiscal 2001, an increase of 24%. This increase was due to expansion of the AuraGen distributor network and increased direct sales to the U.S. Army during fiscal 2002.

Cost of Goods

     Cost of goods decreased to $0.6 million in fiscal 2003 from $1.5 million in fiscal 2002. This decrease is generally proportional to the decline in net revenues, although gross margin of 48% in fiscal 2003 was lower than the 52% gross margin in fiscal 2002, excluding the impact of the $1.5 million inventory write down recorded in fiscal 2002, largely due to somewhat higher costs incurred in manufacturing smaller quantities of units.

     Cost of goods increased to $1.5 million in fiscal 2002 from $1.2 million in fiscal 2001 primarily as a result of the increase in sales reflected in the increase in revenues. Gross margins were consistent at 52% and 52% in fiscal 2002 and fiscal 2001, respectively.

Engineering

     Engineering Expense for fiscal 2003 of $3.5 million represents a 58% decrease from $8.4 million in fiscal 2002. Approximately $4.6 million of this decrease was due to the elimination of depreciation expense resulting from the Company's fourth quarter fiscal 2002 write off of tooling fixed assets that were impaired under SFAS No. 144. Cost control efforts taken during fiscal 2003, most significantly a reduction in engineering headcount, also contributed to the expense reductions in fiscal 2003. Labor and labor related costs included in engineering expense amounted to $2.7 million in fiscal 2003, compared to $4.1 million in fiscal 2002.

     Engineering expense for fiscal 2002 increased to $8.4 million from $8.2 million in fiscal 2001 (2%). Included in engineering expense is $4.9 million in depreciation in fiscal 2002 compared to $4.8 million in fiscal 2001.

Research and Development

     Research and development expense declined to $0.4 million in fiscal 2003 as the Company reduced its research activities. The Company expects research and development expense to continue at or below this reduced level in the first and second quarters of fiscal 2004. Research and development expense for fiscal 2002 increased to $0.8 million from $0.5 million in fiscal 2001 as the Company increased research and development to expand its line of AuraGen(R) products, which currently include the 6kW, 10kW, 25kW, AC/DC versions, and marine and other applications.

Selling, General and Administrative

     Selling, general and administrative ("SG&A") expenses declined 26% from fiscal 2002 to $7.4 million in fiscal 2003, from $10.0 million in fiscal 2002, as the Company reduced its management headcount and reduced its litigation expenses. Labor and labor related costs included in SG&A expense amounted to $4.2 million in fiscal 2003, compared to $5.3 million in fiscal 2002. A significant portion of this decrease is attributable to the termination of six senior management persons at February 28, 2002. Several of these positions were left vacant or eliminated in fiscal 2003, resulting in lower labor costs for the period.

     SG&A expenses were $10.0 million in fiscal 2002, a decrease of $2.7 million (21%) compared to $12.7 million in fiscal 2001. The decrease from fiscal 2001 to fiscal 2002 was primarily due to a reduction in legal costs of approximately $1.2 million and a $1.3 million bad debt expense realized in fiscal 2001 from discontinued business lines.

 Legal Settlements

     Legal settlements resulted in expense of $0.2 million in fiscal 2003, a gain of $2.8 million in fiscal 2002 and expense of $1.5 million in fiscal 2001. The 2003 expense was related to the final settlement in the Frankston matter. The 2002 gain resulted from settlements with Excalibur of $2 million and Deutsche Financial of $1.2 million. These settlement gains were partially offset by a litigation loss of $400,000 resulting from a NewCom consumer class action suit. In 2001, the Company recognized losses relative to various lawsuits which were settled.

Asset Impairment

     During fiscal 2003, the Company undertook efforts to sell the Company's headquarters (discussed below), the Company determined that the value of these buildings had declined and recorded a $2.3 million asset impairment charge to reflect a realizable value for assets held for sale less than net book value. In fiscal 2002, the Company incurred $7.7 million of asset impairment charges including a charge for obsolescence of engineered tooling amounting to $4.6 million and for unrealizable advertising trade credits of $3.1 million. These charges were included in loss from operations under FASB 144.

Severance Expense

     Severance expense of $0.2 million in fiscal 2003 is principally due to the termination of the employment of Mr. Joshua Hauser. In fiscal 2002, severance expense totaled $1.1 million which was attributable to the termination of six members of the Company's senior management, including Zvi Kurtzman and Steven Veen. See Item 10 - Changes in Management.

Non-Operating Income and Expenses

     The Company incurred $0.8 million and $1.4 million of asset impairment charges in fiscal 2003 and fiscal 2002, respectively, primarily due to a decline in the value of non-core long-term investments. In fiscal 2001, impairment charges of $0.2 million resulted from a reserve against a long-term investment.

     During fiscal 2003, the Company completed a sale of a minority interest in its Aura Realty, Inc. subsidiary (see Note 4 in the Company's Consolidated Financial Statements). The Company realized a $0.6 million loss on this sale.

     Interest expense increased to $2.7 million in fiscal 2003, which included $1.5 million of non-cash charges attributable to a beneficial conversion feature of convertible notes issued during fiscal 2003. The decrease in interest expense, after excluding the non-cash charges, was due to reductions in the Company's debt levels. Interest expense increased slightly from $2.3 million in fiscal 2001 to $2.5 million in fiscal 2002.

     Other income, net amounted to $0.4 million in fiscal 2003 compared to $1.5 million in fiscal 2002 and $2.2 million in fiscal 2001. In fiscal 2003, this income was primarily attributable to interest income. In fiscal 2002, the significant components of this account were a gain of $1.3 million relative to a transaction fee and expenses of $1.1 million for severance obligations to former management.

     The Company realized an extraordinary gain of approximately $1.2 million in fiscal 2003 and $1.9 million in fiscal 2002 from the forgiveness of debt by certain of the Company's creditors.

Critical Accounting Policies and Estimates
------------------------------------------

 Revenue Recognition

     Aura is required to make judgments based on historical experience and future expectations, as to the reliability of shipments made to its customers. These judgments are required to assess the propriety of the recognition of revenue based on Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition," and related guidance. Aura makes these assessments based on the following factors: i) customer-specific information, ii) return policies, and
iii) historical experience for issues not yet identified. Management believes its estimates for sales returns and allowances are reasonable; however, should actual returns exceed the estimates presented in the financial statements, there could be a material impact on the financial condition of the Company.

Inventory Valuation and Classification

     Inventories consist primarily of components and completed units for the Company's AuraGen(R) product. Inventories are valued at the lower of cost (first-in, first-out) or market. Provision is made for estimated amounts of current inventories that will ultimately become obsolete due to changes in the product itself or vehicle engine types that go out of production. The AuraGen(R) product being sold currently is not technologically different from those in inventory. Existing finished goods inventories can be upgraded to the current model with only a small amount of materials and manpower. Due to continuing lower than projected sales, the Company is holding inventories in excess of what it expects to sell in the next fiscal year. The net inventories which are not expected to be realized within a 12-month period based on current sales forecasts have been reclassified as long term. Management believes that existing inventories can, and will, be sold in the future without significant costs to upgrade it to current models and that the valuation of the inventories, classified both as current and long-term assets, accurately reflects the realizable values of these assets. We make these assessments based on the following factors: i) existing orders, ii) age of the inventory, and iii) historical experience. If expected sales volumes do not materialize or if significant discounts from current pricing levels are granted to generate sales, there would be a material impact on the Company's financial statements.


Estimates of Potential Asset Value Impairment

     The Company reviews its assets for impairment whenever events or changes in circumstances indicate that their carrying values may not be recoverable. Recoverability of assets is measured by a comparison of the carrying value of an asset to the future net cash flows expected to be generated by those assets. The cash flow projections are based on historical experience, management's view of growth rates within the industry, and the anticipated future economic environment.

     Factors Aura considers important that could trigger a review for impairment include the following:

     (a)  significant   underperformance  relative  to  expected  historical  or
          projected future operating results,

     (b) significant changes in the manner of its use of the acquired assets or the strategy of its overall business, and

     (c)  significant negative industry or economic trends.

     Specific asset categories are treated as follows:

     - Accounts Receivable: The Company records an allowance for doubtful accounts based on management's expectation of collectibility of current and past due accounts receivable.

     - Property, Plant and Equipment: The Company depreciates its property and equipment over various useful lives ranging from five to ten years. Similar to inventories, adjustments are made as warranted when management's review of market conditions and values suggest that the current value of an asset is less than its net book value.

     - Long-Term Investments: As the Company does not hold a sufficient interest in its investments to exercise significant influence and the fair market value of the investments are not readily determinable, long-term investments have been accounted for under the cost method. Management reviews financial and other available information pertaining to such investments to determine if and when a decline in the value of any investment below cost that is other than temporary has occurred and an adjustment to a lower market value is warranted.

     - Patents and trademarks: When the Company determines that the carrying value of patents and trademarks may not be recoverable based upon the existence of one or more of the above indicators of impairment, it measures any impairment based on a projected discounted cash flow method using a discount rate determined by its management to be commensurate with the risk inherent in its current business model.

Liquidity and Capital Resources

     The Company continues to experience acute liquidity challenges. At February 28, 2003, the Company had cash of $0.2 million as compared to a cash level of $1.1 million at February 28, 2002, and a working capital deficit of approximately $11.6 million as compared to a deficit of approximately $2.5 million at the end of the prior fiscal year. These conditions combined with the Company's historical operating losses raise substantial doubt as to the Company ability to continue as a going concern. As of May 31, 2003, the Company had cash of $0.1 million.

     The Company requires additional debt or equity financing to fund ongoing operations. The Company is seeking to raise additional capital; however, there can be no assurance that the Company will raise sufficient capital to fund ongoing operations. The issuance of additional shares of equity in connection with such financing could dilute the interests of existing stockholders of the Company, and such dilution could be substantial. The Company must increase its authorized shares in order to be able to sell common equity, and intends to propose to stockholders such action as well as a reverse stock split of its common shares; there can be no assurance that either such action will be approved. The inability to secure additional funding could result in the Company having to cease operations.

     The cash flow generated from the Company's operations to date has not been sufficient to fund its working capital needs, and the Company does not expect that operating cash flow will be sufficient to fund its working capital needs in fiscal 2004. In the past, in order to maintain liquidity the Company has relied upon external sources of financing, principally equity financing and private and bank indebtedness. The Company expects to fund any operating shortfall in the current fiscal year from cash on hand, sales of non-core assets and external financings. Currently, the Company has no firm commitments from third parties to provide additional financing and there can be no assurance that financing will be available at the times or in the amounts required. If future financing involves the issuance of equity securities, existing stockholders may suffer dilution in net tangible book value per share and such dilution may be significant. If financing cannot be arranged in the amounts and at the times required, the Company will cease operations. The Company has no bank line of credit.

     At February 28, 2003, the Company had accounts receivable, net of allowance for doubtful accounts, of $0.4 million; $0.1 million at February 28, 2002. These receivables at February 28, 2003 arose primarily from sales in the fourth quarter of the fiscal year and the majority of them had been collected as of May 31, 2003. As of May 31, 2003, the Company had net accounts receivable of $0.2 million.

     From April 1 through June 15, 2003, the Company has sold a portion of one of its long-term investments realizing net proceeds of $0.4 million. The Company intends to sell the remainder of this investment and is actively seeking buyers but has no commitments from any buyers at this time. In May 2003, the Company borrowed $0.2 million, secured by a portion of the remainder of this investment. This borrowing will be required to be repaid from the proceeds of future sales of this investment.

     Spending for property and equipment amounted to less than $0.1 million in fiscal 2003 and $0.3 million in fiscal 2002. The Company has no material capital project that would require funding. The Company's current plant and equipment is sufficient to support its current level of sales.

     Debt repayments of $1.0 million were made in fiscal 2003 as compared to debt repayment of $5.1 million in fiscal 2002, including $2.0 million on the Company's bank line of credit.

     The Company leases warehouse space located in Rancho Dominguez, California. Minimum monthly rent under the lease approximates $3,900. Rent expense was approximately $0.1 million for fiscal 2003, $0.1 million for fiscal 2002 and $0.1 million for fiscal 2001. The Company is currently in default of this lease and is negotiating a schedule of payments to remedy this default. The status of the Company's lease of its headquarters and manufacturing facility is discussed below. Due to the Company's acute liquidity challenges, it has defaulted in payments under many of its financial obligations (see Note 9 in the Consolidated Financial Statements). These defaults effectively render these obligations payable on demand and the entire principal balance of each obligation has been included in current liabilities in the accompanying Consolidated Financial Statements. Actions by the parties to these obligations to enforce their rights to collect the amounts due could require the Company to cease operations.

 Capital Transactions

     During fiscal 2003, the Company issued 43,360,005 shares of common stock (the "2003 Subtotal Shares") in private placements and for services in exchange for consideration valued at approximately $5.9 million, including approximately $5.7 million of cash funding and approximately $0.2 million in satisfaction of liabilities. During fiscal 2003, the Company issued $3.75 million of notes as follows:

     --$1.75 million of convertible term notes, bearing annual interest of 8%, for net cash proceeds of $1.75 million (the "8% Notes"). The 8% Notes are convertible into common stock at prices ranging from $0.071 to $0.110 per share. $1.13 million of 8% Notes were exchanged for Series A Preferred as discussed below. $0.62 million of 8% Notes remain outstanding; however, the stated terms of these notes expired in January through March 2003 and they are now payable upon demand.

     -- $1.1 million of convertible term notes, bearing interest at 5% per annum, for net cash proceeds of $1.1 million (the "5% Notes"). The 5% Notes were convertible into Series A Preferred stock, which is convertible into 125 shares of common stock, at $10.00 per share (effective price per common share at conversion is $0.080). All of the 5% Notes were converted into Series A Preferred subsequent to year end as discussed below.

     -- $0.9 million of convertible term notes, bearing interest at 5% per annum, for net cash proceeds of $0.9 million (the "5% Discounted Notes"). The 5% Discounted Notes and were convertible into Series A Preferred stock, which is convertible into 125 shares of common stock, at an effective conversion price of $4.55 per share (effective price per common share at conversion is $0.036). All of these notes were converted into Series A Preferred subsequent to year-end as discussed below.


     During fiscal 2003, the Company agreed to sell its Aura Realty, Inc. subsidiary ("Aura Realty") to a group of individuals, including five members of the Company's former management including Zvi Kurtzman and Steve Veen, (the "Purchasers") and to lease back the Company's headquarters facility, which is owned by Aura Realty. The purchase price of $7,350,000 was to be paid by assumption or refinancing of the current mortgage on the property (which had a principal balance of approximately $5.1 million). Net of this mortgage, $0.6 million of security deposits and prepayments paid to the Purchasers to secure the Company's performance, $0.1 million of past due amounts owed to certain of the Purchasers and $0.1 million of fees to Purchasers, the Company received approximately $1.5 million, of which $0.9 million was advanced to the Company by the Purchasers prior to closing and $0.6 million was transferred to the Company at the initial closing on December 1, 2002. Also on December 1, 2002, the Company transferred 49.9% of the common stock of Aura Realty to the Purchasers, issued to Purchasers a $1.0 million term note and granted Purchasers a security interest in a note receivable to secure the Company's performance under the agreement. The Purchasers also received warrants to purchase 15,000,000 shares of common stock, exercisable through November 30, 2007, at exercise prices ranging from $0.15 to $0.25 per share. The value of the warrant was calculated at $0.7 million using the Black-Scholes method of valuation. The Purchasers also purchased 21,366,347 shares of the Company's common stock for $1.5 million, which is included in the 2003 Subtotal Shares. The Company is required to issue up to 1.3 million additional shares and up to 5.5 million additional warrants to Purchasers because of its failure to register the shares for resale. Assuming the full 1.3 million additional shares are required to be issued, the Company effectively sold Common Stock for $0.070 per share.


          The holder of the mortgage did not consent to the transfer of the Company's remaining 51.1% interest in Aura Realty and the Company failed to make certain payments to the Purchasers as required under the agreement. During June 2003, the Company entered into a forbearance agreement with the Purchasers, whereby the Company agreed to issue the additional warrants required under the agreements for failure to file a stock registration shares and warrants and register the previously issued shares and the shares underlying the warrants for resale to the public, assign the receivable (a note issued by Alpha Ceramic) to the Purchasers, promptly engage an exclusive listing agent for the sale of the property and pay certain amounts in default on the mortgage. The Company is currently in negotiations with the Purchasers and the holder of the mortgage relative to these matters. The Company originally recorded and reported the Aura Realty transaction as a sale of 100% of its Aura Realty subsidiary. The events subsequent to year end raise significant doubt that the remainder of the transaction contemplated by the agreement will ever be completed. As a result, the transaction has been recorded at February 28, 2003 as a sale of a minority interest in Aura Realty.

     Also during fiscal 2003:

          -- the Company settled approximately $1.5 million of trade debt liabilities representing a portion of a long-term restructuring for a total amount of $0.4 million, resulting in an extraordinary gain on extinguishments of debt of $1.1 million.

          --the Company issued 923,077 shares of common stock that were committed as of February 28, 2003, which were valued at $207,692, or $0.225 per share.

     During fiscal 2002, the Company restructured $16.2 million of debt and related accrued interest into 46,112,771 shares of common stock valued at $15.2 million, resulting in a pre-tax extraordinary gain for the early extinguishment of debt of $1.0 million. The Company is obligated to issue an additional 14,714,000 shares of common stock to the debtholders due to repricing provisions; such shares are included in "committed common stock" on the Company's balance sheet and results in the Common Stock having been sold at an effective price of $0.351 per share.

     During fiscal 2002, the Company issued 46,151,284 shares of common stock in private placements and for services in exchange for consideration valued at approximately $16.3 million, including approximately $13.4 million of cash funding and approximately $3.0 million of satisfaction of liabilities. Also during fiscal 2002:

          --the Company issued 10,000,000 shares of common stock valued at $4 million ($0.40 per share) as partial settlement of litigation.

          --the Company issued 8,947,631 shares of common stock pursuant to the repricing provisions of a prior year's private placement.

          --the Company issued 1,743,801 shares of common stock as finder's fees for private placements effected during fiscal 2002.

          --the Company borrowed $500,000 under two short term loan agreements entered into with a member of the Board of Directors, one of which was repaid during the third quarter of fiscal 2002 and the other was repaid in the first quarter of fiscal 2003

          --the Company realized approximately $28,000 from the exercise of warrants and stock options.

Capital Transactions Subsequent to February 28, 2003

     In March 2003, the Company issued $0.4 million of additional "5% Discounted Notes". All of these notes were converted into Series A Preferred subsequent to year-end as discussed below.

     On March 25, 2003, the Company designated 1,500,000 shares of its authorized preferred stock as Series A Convertible Redeemable Preferred Stock (the "Series A Preferred"). Each share of Series A Preferred has a par value of $.005, a liquidation preference of $10.00 plus accrued unpaid dividends and is convertible into common stock at $.080 per share, based on the liquidation preference. Dividends accrue on each share at the rate of 5% of the liquidation preference per annum. The Company may call the Series A Preferred for redemption on or after March 31, 2004 subject to certain conditions. As of March 31, 2003, 558,110 shares of Series A Preferred were outstanding, issued as set forth below.

     On March 31, 2003, the Company exchanged the $1.1 million of 8% Notes and converted the $1.1 million of 5% Notes and the $1.2 million of 5% Discounted Notes, plus accrued interest in all cases, into 534,020 shares of Series A Preferred. The average effective net acquisition price of the shares of Common Stock underlying the conversion feature, based on the amounts paid for the notes, is $0.054 per share.

     On July 24, 2003, the Company received $305,000 of interim funding from Koyah Leverage Partners, LLP to meet its immediate cash needs. The funding is intended to be a part of a larger funding secured by substantially all the assets of the Company (with certain exceptions). There can be no assurance that additional funding will be obtained.



     Also subsequent to February 28, 2003:

          --the Company issued 24,090 shares of Series A Preferred in a private placement for net cash proceeds of $0.1 million. The effective net acquisition price of the shares of Common Stock underlying the conversion feature, based on the amounts paid for the preferred stock is $0.036 per share.

          --the Company issued convertible notes payable to third party investors totaling $200,000. The notes bear interest at 5% per annum and are due on demand no later than August 29, 2003. The notes are convertible into Series A Preferred stock at $10.00 per share. The effective net acquisition price of the shares of Common Stock underlying the conversion feature, based on the amounts paid for the notes, is $0.080 per share.

          --the Company issued a $200,000 note in exchange for a loan. The note and $10,000 fixed fee interest became due on June 7, 2003. As part of this borrowing, the Company is obligated to issue warrants to purchase 1,000,000 shares of the Company's common stock at an exercise price of $0.050, expiring on June 7, 2006. The note is secured by 177,777 shares of one of the Company's long-term investments. The Company did not pay the note when due and is in default. The Company agreed to increase the warrants to be issued to 3,000,000 to compensate the holder for this default. The Company is in negotiations to obtain new financing from a different inventor to replace this note payable agreement but there can be no assurance that such financing will be obtained.




ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
================================================================================

     At February 28, 2003, the Company did not have any derivative instruments which created exposure to market risk for interest rates, foreign currency rates, commodity prices or other market price risks. The Company's long term notes receivable and long term debt obligations all bear interest at fixed rates and, therefore, have no exposure to interest rate fluctuations.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
================================================================================

     See Index to Consolidated Financial Statements at page F-1.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
================================================================================

     None

                                    PART III


ITEM 10. DIRECTORS AND OFFICERS OF THE COMPANY
================================================================================

     Directors

     The following table sets forth of the Company's current Directors, their age, and the office they hold with the Company.

Name                                    Age    Title

Neal Meehan..............      62    Chairman, Director, Chief Executive Officer
                                         and President
Carl Albert..............      60    Director
Lawrence Diamant.........      61    Director, Member of Compensation Committee
Salvador Diaz-Verson, Jr.      51    Director, Member of Compensation Committee
John Pincavage...........      58    Director, Member of Audit Committee

     NEAL MEEHAN has served as Chairman of the Board of Directors, Chief Executive Officer and President since July 2002. He has been a Director of the Company since October 2000. Mr. Meehan's services as Chairman, Chief Executive Officer and President are provided under the terms of a Consulting Agreement between the Company and air2ground, LLC. He is currently Managing Partner of air2ground, LLC and is involved in business development and strategic planning for start-up and mature companies. Mr. Meehan's business career spans the transportation and telecommunications sectors. He has served as President and Chief Executive Officer of a number of airlines including New York Air, Midway Airlines, Chicago Air and Continental Express. He has also served in various marketing and operations capacities for American Airlines and Continental Airlines. In addition, he has served in various senior capacities for a number of telecommunications firms including In-Flight Phone Corp., Iridium LLC and Hush Communications USA, Inc., a firm specializing in data encryption. After a tour as an officer in the United States Marine Corps, Mr. Meehan received his MBA from St. Johns University. Mr. Meehan is also the recipient of an honorary Doctorate of Commercial Science from St. Johns University.

     CARL ALBERT is a Director of Company and has served in this capacity since July 2001. From March 2002 until July 2002, Mr. Albert served as Chairman of the Board of Directors. Mr. Albert was, until February 2002, a member of the Board of Directors of Fairchild Dornier Corporation, a privately held company in the business of manufacturing aircraft. Mr. Albert held a significant interest in Fairchild Dornier Corporation from 1990, when he provided the venture capital necessary for acquiring ownership control of the company's predecessor corporation, Fairchild Aircraft, until April 2000 when the majority interest in the company was sold. From 1996 through April 2000, following Fairchild
Aircraft's purchase of Daimler-Benz's 80% interest in Dornier, he was the Chairman of the Board of Directors of Fairchild Dornier Corporation, its Chief Executive Officer and the majority stockholder. Mr. Albert was the Chairman of the Board of Directors of Fairchild Aircraft, its Chief Executive Officer and the majority stockholder from 1990 through 1996. From 1986 through 1989, he provided venture capital and served as the CEO or President of a California based regional airline, West Wings Airlines, which operated as an American Eagle franchisee until acquired by the parent of American Airlines in 1988. Mr. Albert's business experience includes 18 years as an attorney, specializing in business and corporate law in Los Angeles, California. He also serves and has served as a Member of the Board of Directors of a number of privately and publicly held corporations, including Dr. Pepper Bottling Company of California, K & K Properties, Ozark Airlines and Tulip Corporation. Mr. Albert holds a B.A. from UCLA in political science and an L.L.B. from the UCLA School of Law.


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

     JOHN PINCAVAGE is a Director of the Company and has served on the Board of Directors since March 2002. Mr. Pincavage is a Chartered Financial Analyst with many years of experience on Wall Street. Since 1999, he has been the President and founder of Pincavage & Associates, LLC, a consulting and financial advisory firm for the aviation industry. From 1995 to 1999, he was the executive director for equity research at Warburg Dillon Read, LLC, a Partner and Director at the Transportation Group, LLC heading research efforts from 1989 to 1995, Executive Vice President - Research at Paine Webber Incorporated from 1975 to 1989, and Vice President - Research at Blyth Eastman Dillon from 1971 to 1975. Mr. Pincavage is a member of the New York Society of Securities Analysts and has served on numerous boards including the Board of Directors of the Virginia Engineering Foundation. He holds a Bachelor degree in Aerospace Engineering and an MBA, both from University of Virginia.

     Officers

     Listed below are the current Executive Officers of the Company who are not Directors or nominees, their ages, titles and background information. Executive officers serve at the discretion of the Board.


Name                                    Age    Position

Jacob Mail.....................      51    Senior Vice President - Operations
                                              and Chief Operating Officer
David Rescino..................      44    Interim Chief Financial Officer

     JACOB MAIL is Senior Vice President - Operations and Chief Operating Officer. He has served in this capacity since May 2003, prior to which he served as Senior Vice President - Operations since 1995. Mr. Mail served over 20 years at Israeli Aircraft Industries. While at Aura, Mr. Mail has identified, negotiated and contracted all the supply chain arrangements for the AuraGen(R). In addition, Mr. Mail implemented programs to monitor and project needs for production schedules and provide full traceability of all components. Mr. Mail is responsible for the implementation of the "Call Home" programs, which provides the Company with a user database for every AuraGen(R) installed in a vehicle. In addition to the manufacturing and infrastructure implementations, Mr. Mail is also responsible for all engineering and vehicle integration as well as customer service and training. He holds a B.S. degree in Mechanical Engineering from the Technion and a Master degree from the University of Tel Aviv.

     DAVID RESCINO is Interim Chief Financial Officer of the Company and has served in this capacity since April 2003. From November 2002 to April 2003, Mr. Rescino was Senior Vice President - Finance and Chief Financial Officer of the Company. He resigned this full time position in April 2003 and agreed to serve as Interim Chief Financial Officer on a part-time basis until a replacement was named. Mr. Rescino is also currently providing consulting services to a number of other companies. From 2001 to 2002, Mr. Rescino was the Vice President - Finance and Chief Financial Officer of Vanguard Airlines, Inc. ("Vanguard"). He was serving in this capacity in July 2002 when Vanguard filed for Chapter 11 bankruptcy protection. Mr. Rescino has continuing responsibilities with Vanguard, including his November 2002 appointment to Vanguard's Board of Directors. From 1999 to 2001, Mr. Rescino was an aviation consultant in Dallas, Texas. From 1995 to 1999, Mr. Rescino was Chief Financial Officer of Aspen Mountain Air/Lone Star Airlines, which filed for Chapter 11 bankruptcy protection in August 1998. In addition to prior financial management positions in the transportation sector, Mr. Rescino has several years' experience in public accounting. He holds a B.S. degree in Accountancy from the University of Illinois - Urbana.

     Change in Management

     In December 2001, the Company and six former members of the Company's senior management, including Zvi Kurtzman, the former Chief Executive Officer, Gerald Papazian, the former President and Steven Veen, the former Chief Financial Officer, entered into agreements providing for the termination of their employment with the Company effective February 28, 2002. This followed the investigation by the SEC described under Item 3. - Securities and Exchange Commission.

     The Company retained Steven Burdick as the Company's Chief Financial Officer in January 2002. Mr. Burdick resigned in October 2002, for reasons unrelated to the SEC action.

     Effective March 2002 Mr. Carl Albert was appointed Chairman and Mr. Joshua Hauser was appointed President and Chief Executive Officer. In July 2002, Carl Albert stepped down as Chairman, remaining on the Board, and Mr. Neal Meehan was appointed Chairman. Shortly thereafter, Mr. Hauser left the company and Mr. Meehan was appointed President and Chief Executive Officer. Mr. Meehan continues to serve as Chairman of the Board, President and Chief Executive Officer. In November 2002, David Rescino joined the Company as Senior Vice President - Finance and Chief Financial Officer. Mr. Rescino resigned his full-time position in April 2003 but continues to serve on a part-time interim basis until a replacement is named.

     Craig Lipus joined the Company in June 2002 as Vice President - Sales and Marketing. Mr. Lipus resigned in January 2003. Michael Froch, Senior Vice President, General Counsel and Secretary of the Company since 1997 resigned in June 2003. Neither of these positions has been replaced at this time.

Family Relationships

     None.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's officers and Directors, and beneficial owners of more than ten percent of the common stock, to file with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc. reports of ownership and changes in ownership of the common stock. Copies of such reports are required to be furnished to the Company. The Company is undertaking a review as to whether such reports were timely filed.



ITEM 11. EXECUTIVE COMPENSATION
================================================================================

     The Company undertakes to file an amendment to this Annual Report on Form 10-K to include the information required by Item 11.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
================================================================================

     The Company undertakes to file an amendment to this Annual Report on Form 10-K to include the information required by Item 12.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
================================================================================

     The Company undertakes to file an amendment to this Annual Report on Form 10-K to include the information required by Item 13.

                                     PART IV


ITEM 14. FINANCIAL STATEMENTS, SCHEDULES, REPORTS ON FORM 8-K AND EXHIBITS
================================================================================

     (a) Documents filed as part of this Form 10-K:

                  (1)      Financial Statements

     See Index to Consolidated Financial Statements at page F-1

                  (2)      Financial Statement Schedules

     See Index to Consolidated Financial Statements at page F-1

                  (3)      Exhibits

     See Exhibit Index

         (b)      Reports on Form 8-K

     The Company filed Reports on Form 8-K on December 16, 2002 and February 14, 2003, reporting the sale and leaseback transaction involving Aura Realty and including pro forma financial information (unaudited pro forma consolidated balance sheet as of November 30, 2002 ; unaudited pro forma condensed consolidated statements of operations for the nine months ended November 30, 2002 and the year ended February 28, 2002.)


                               INDEX TO EXHIBITS

Description of Documents

3.1   Certificate of Incorporation of Registrant as amended to date. (1)
3.2   Bylaws of Registrant as amended to date. (1)
3.3   Certificate of Designation  of Series A Convertible  Redeemable  Preferred
      Stock.
10.1  Aura Systems, Inc. 1987 Stock Option Plan for Non-Employee Directors. (2)
10.2  Form of Aura Systems, Inc. Non-Statutory Stock Option Agreement. (2)
10.3  Aura Systems, Inc. 1989 Stock Option Plan. (3)
10.4  Aura Systems, Inc. 2000 Stock Option Plan (7)
10.5 Form of Aura Systems, Inc., Director Indemnification Agreement dated as of July 10, 2001. (1)(10.15)
10.6 Form of Agreement Regarding Termination of Employment dated as of December 21, 2001. (1)(10.16)
10.7 Escrow Agreement dated as of February 27, 2002, by and among Aura Systems, Inc. and Robinson, Diamant & Wolkowitz, a Professional Corporation, by Lawrence A. Diamant and Purchasers (1)(10.22)
10.8 Assignment and Transfer of Notes and Security Documents dated as of February 26, 2002, executed by Aura Systems, Inc. and Infinity Investors Limited, et al., in favor of Lawrence A. Diamant, as Agent for various investors. (1)(10.23)
10.9 Assignment and Transfer of Notes and Security Documents dated as of February 26, 2002, executed by Aura Systems, Inc. and GSS/Array Technology Public Company, Ltd. in favor of Lawrence A. Diamant, as Agent for various investors.(1)(10.24)
10.10 Settlement Agreement and Mutual Release of All Claims dated as of February 26, 2002, by between Aura Systems Inc., and Infinity Investors Limited, et al.(1)(10.25)
10.11 Settlement Agreement and Mutual Release of All Claims dated as of February 26, 2002, by between Aura Systems Inc., and GSS/Array Technology, Inc., et al. (1)(10.26)
10.12 Form of Aura Systems, Inc. Subscription Agreement of May 2002 (1)(10.27)
10.13 Form of Aura  Systems,  Inc.  Registration  Rights  Agreement  of May 2002
      (1)(10.28)
10.14 Settlement Agreement and Release dated as of May 7, 2002, by and between Aura Systems, Inc. and CRS Emergency Vehicles, Co. (1)(10.29)
10.15 Term Sheet dated as of February 12, 2002 (1)(10.30)
10.16 Employment Letter to Joshua Hauser dated February 26, 2002 (1)(10.31)
10.17 Severance agreement with Hauser
10.18 Form of Convertible Note Term Sheets (4)(10.34)
10.19 Agreementfor Sale and Leaseback dated as of December 1, 2002. (Aura Realty transaction) (5) (10.33.1)
10.20 Lease Agreement  dated as of December 1, 2002.  (Aura Realty  transaction)
      (5)(10.33.2)
10.21 Additional Security Agreement dated as of December 1, 2002. (Aura Realty transaction) (5)(10.33.3)
10.22 Form of Subscription Agreement (10.33.4)
10.23 Pledge Agreement dated as of December 1, 2002 (10.33.4)
10.24 Promissory  Note dated as of December 1, 2002.(Aura Realty  transaction)
      (5)(10.33.5)
10.25 Form of Warrant and appendix 1 (5)(10.33.6)
10.26 Form of Convertible Demand Note (5% Notes)
10.27 Form of Convertible  Demand Note (5% Discounted  Notes)
21    Subsidiaries of Aura Systems, Inc. (6)
23.1  Consent of Singer Lewak Greenbaum & Goldstein LLP.
99.1 CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2 CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Incorporated by reference to the reference exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2002.
(2) Incorporated by reference to the Exhibits to the Company's Registration Statement on Form S-1 (File No. 33-19531)
(3) Incorporated by reference to the Exhibits to the Company's Registration Statement on Form S-8 (File No. 33-32993).
(4) Incorporated by reference to the Exhibits to the Company's Quarterly Report on Form 10-Q for the period ended November 30, 2002.
(5) Incorporated by reference to the Exhibits to the Company's Current Report on Form 8-K filed December 16, 2002.
(6) Incorporated by reference to the Exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2001.
(7) Incorporated by reference to the Appendix "A" to the Company's Form 14A Proxy Statement filed as of February 22, 2000.

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               AURA SYSTEMS, INC.

Dated:  July __, 2003   By:
                        Neal F. Meehan
                        President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signatures                 Title                                    Date

                           President, Chief Executive Officer,
                           Director and Chairman of the Board
-------------------------  (Principal Executive Officer)          July __, 2003
Neal F. Meehan


                           Interim Chief Financial Officer
-------------------------  (PrincipalFinancial and Accounting Officer)
David A Rescino                                                   July __, 2003

                           Director
-------------------------
Lawrence Diamant                                                  July __, 2003

                           Director
-------------------------
Salvador Diaz-Verson, Jr.                                         July __, 2003

                           Director
-------------------------
Neal F. Meehan                                                    July __, 2003

                           Director
-------------------------
John Pincavage                                                    July __, 2003

                                  CERTIFICATION

I, Neal F. Meehan, Chairman and Chief Executive Officer of Aura Systems, Inc., certify that:

1.   I have reviewed this annual report on Form 10-K of Aura Systems, Inc. and,

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

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

          b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c.  Presented  in  this  annual  report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

          a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                               By   /s/ Neal F. Meehan
                                    ------------------------
                                     Neal F. Meehan
                                     Chairman and Chief Executive Officer
                                     July ___, 2003

                                  CERTIFICATION

I, David A. Rescino, Chief Financial Officer of Aura Systems, Inc., certify that:

1.   I have reviewed this annual report on Form 10-Q of Aura Systems, Inc. and,

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

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

     b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c.   Presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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


                               /s/ David A. Rescino
                               --------------------
                                David A. Rescino
                         Interim Chief Financial Officer
                                 July ___, 2003

EXHIBIT 99.1

     CERTIFICATION  PURSUANT TO 18 U.S.C.  SECTION  1350 AS ADOPTED  PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Annual Report of Aura Systems, Inc. (the "Company") on Form 10-K/A for the period ended February 28, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Neal F. Meehan, Chairman and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to my knowledge:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company for the periods indicated.


                               /s/ Neal F. Meehan
                               ------------------
                                 Neal F. Meehan
                       Chairman & Chief Executive Officer
                                  July___, 2003



EXHIBIT 99.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Aura Systems, Inc. (the "Company") on Form 10-K/A for the period ended February 28, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David A. Rescino, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to my knowledge:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company for the periods indicated.

                              /s/ David A. Rescino
                               ------------------
                                David A. Rescino
                         Interim Chief Financial Officer
                               July ___, 2003

                       AURA SYSTEMS, INC. AND SUBSIDIARIES

                   Index to Consolidated Financial Statements

Independent Auditors' Reports on Consolidated Financial
Statements and Financial Statement Schedule                                 F-1

Consolidated Financial Statements of Aura Systems, Inc. and Subsidiaries:


     Consolidated Balance Sheets - February 28, 2003 and 2002        F-3 to F-4

     Consolidated  Statements of Operations and Comprehensive
        Loss - Years ended February 28, 2003, 2002 and 2001                 F-5

     Consolidated  Statements of Stockholders' Equity -
        Years ended February 28, 2003, 2002 and 2001                        F-6

     Consolidated Statements of Cash Flows - Years ended
        February 28, 2003, 2002 and 2001                             F-7 to F-8

     Notes to Consolidated Financial Statements                     F-9 to F-21

     Consolidated  Financial  Statement  Schedule II:
        Valuation and  Qualifying Accounts                         F-22 to F-23


Schedules other than those listed above are omitted because they are not required or are not applicable, or the required information is shown in the respective consolidated financial statements or notes thereto.

                                             AURA SYSTEMS, INC. AND SUBSIDIARIES
                                               CONSOLIDATED FINANCIAL STATEMENTS
                                                             FOR THE YEARS ENDED
                                               FEBRUARY 28, 2003, 2002, AND 2001
















q:\shared\finance\...\Aura Systems Feb03 Aud     #0509
n:\ace\0\0509_303\Aura Systems Feb03 Aud Excel has been transferred to Word released 7/18/03

                                             AURA SYSTEMS, INC. AND SUBSIDIARIES
                                                                        CONTENTS
                                                               February 28, 2003

--------------------------------------------------------------------------------


                                                                          Page

INDEPENDENT AUDITOR'S REPORT                                              1

CONSOLIDATED FINANCIAL STATEMENTS

     Consolidated Balance Sheets                                         2 - 3

     Consolidated Statements of Operations                                 4

     Consolidated Statements of Stockholders' Equity                     5 - 6

     Consolidated Statements of Cash Flows                               7 - 9

     Notes to Consolidated Financial Statements                         10 - 42

SUPPLEMENTAL INFORMATION

     Independent Auditor's Report on Financial Statement Schedule         43

     Valuation and Qualifying Accounts - Schedule II                      44

                          INDEPENDENT AUDITOR'S REPORT

     To the Board of Directors and Stockholders Aura Systems, Inc. and subsidiaries

     We have audited the accompanying consolidated balance sheets of Aura Systems, Inc. (a Delaware corporation) and subsidiaries as of February 28, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended February 28, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aura Systems, Inc. and subsidiaries as of February 28, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended February 28, 2003 in conformity with accounting principles generally accepted in the United States of America.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
     Note 2 to the consolidated financial statements, the Company has generated significant losses from operations and defaulted on certain debt obligations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



     SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

     Los Angeles, California
     July 8, 2003

                                                                                                AURA SYSTEMS, INC. AND SUBSIDIARIES
                                                                                                        CONSOLIDATED BALANCE SHEETS
                                                                                                                  February 28, 2003
-----------------------------------------------------------------------------------------------------------------------------------


                                                    ASSETS

                                                                                         2003               2002
Current assets                                                                  ----------------    ----------------
     Cash and cash equivalents                                                  $        163,693    $      1,143,396
     Accounts receivable, net of allowance for doubtful
         accounts of $244,310 and $150,000                                               410,717              67,491
     Current inventories, net of allowance for obsolete
         inventories of $1,678,000 and $1,795,411                                      1,414,500           5,006,424
     Current portion of notes receivable                                                 210,272             168,792
     Other current assets                                                                166,589             228,758
                                                                                ----------------    ----------------
              Total current assets                                                     2,365,771           6,614,861

Property, plant, and equipment, net                                                    7,343,511          10,374,481
Non-current inventories                                                                7,573,225           4,500,000
Long-term investments, net                                                             1,000,000           1,700,000
Notes receivable, net of current portion                                               2,006,121           2,347,346
Patents and trademarks, net                                                            2,753,603           3,061,932
Other assets                                                                             725,635             163,370
                                                                                ----------------    ----------------
                      Total assets                                              $     23,767,866    $     28,761,990
Current assets                                                                  ================    ================


   The accompanying notes are an integral part of these financial statements.

                                                                                                AURA SYSTEMS, INC. AND SUBSIDIARIES
                                                                                                        CONSOLIDATED BALANCE SHEETS
                                                                                                                  February 28, 2003
-----------------------------------------------------------------------------------------------------------------------------------


                                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                      2003               2002
                                                                                ----------------    ----------------
Current liabilities
     Accounts payable                                                           $     2,753,503     $      3,032,134
     Current portion of notes payable (including $1,000,000 and
         $250,000 to related parties)                                                 9,542,786            3,913,623
     Convertible notes payable                                                        3,762,317                    -
     Accrued expenses                                                                 1,772,936            2,181,657
     Deferred income                                                                    160,500                    -
                                                                                ----------------    ----------------
         Total current liabilities                                                   17,992,042            9,127,414

Notes payable, net of current portion                                                    40,275            6,981,843
                                                                                ----------------    ----------------
              Total liabilities                                                      18,032,317           16,109,257

Minority interest in consolidated subsidiary                                          1,023,373                    -
                                                                                ----------------    ----------------
Commitments and contingencies

Stockholders' equity
     Common stock, $0.005 par value
         500,000,000 shares authorized
         430,923,150 and 387,690,068 shares issued
              and outstanding                                                         2,154,544            1,938,379
     Committed common stock                                                           3,102,958            3,310,650
     Additional paid-in capital                                                     303,275,271          295,083,428
     Accumulated deficit                                                           (303,820,597)        (287,679,724)
                                                                                ----------------    ----------------
                  Total stockholders' equity                                          4,712,176           12,652,733
                                                                                ----------------    ----------------
                       Total liabilities and stockholders' equity               $    23,767,866    $      28,761,990
                                                                                ================    ================

   The accompanying notes are an integral part of these financial statements.

                                                                                                AURA SYSTEMS, INC. AND SUBSIDIARIES
                                                                                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                                                                  February 28, 2003
-----------------------------------------------------------------------------------------------------------------------------------



                                                                      2003              2002             2001
                                                                ----------------  ---------------  ----------------

Net revenues                                                    $      1,103,770  $     3,116,295  $      2,512,508
Cost of goods sold                                                       571,099        1,480,736         1,216,637
Inventory write down                                                           -        1,510,871                 -
                                                                ----------------  ---------------  ----------------
Gross profit                                                             532,671          124,688         1,295,871
                                                                ----------------  ---------------  ----------------
Operating expenses
   Engineering                                                         3,514,554        8,413,427         8,214,981
   Research and development                                              442,332          810,949           547,812
   Selling, general, and administrative                                7,374,961       10,006,844        12,695,833
   Legal settlements                                                     233,259       (2,750,000)        1,512,769
   Adjustment to accounts payable                                              -         (651,685)       (1,046,324)
   Impairment losses on long-lived assets                              2,300,000        7,661,559                 -
   Severance expense                                                     241,243        1,080,525                 -
                                                                ----------------  ---------------  ----------------
     Total operating expenses                                         14,106,349       24,571,619        21,925,071
                                                                ----------------  ---------------  ----------------
Loss from operations                                                 (13,573,678)     (24,446,931)      (20,629,200)
                                                                ----------------  ---------------  ----------------
Other income (expense)
   Impairment of investments                                            (818,019)      (1,433,835)         (240,000)
   Minority interest in net income of consolidated
     subsidiary                                                          (14,018)               -                 -
   Loss on sale of minority interest in Aura Realty                     (626,676)               -                 -
   Interest expense                                                   (2,656,592)      (2,495,551)       (2,263,916)
   Other income, net                                                     362,096        1,549,882         2,203,145
                                                                ----------------  ---------------  ----------------
       Total other income (expense)                                   (3,753,209)      (2,379,504)         (300,771)
                                                                ----------------  ---------------  ----------------
Loss before extraordinary item                                       (17,326,887)     (26,826,435)      (20,929,971)
Extraordinary item                                              ----------------  ---------------  ----------------
   Gain on extinguishment of debt, net
     of income taxes of $0                                             1,186,014        1,889,540                 -
                                                                ----------------  ---------------  ----------------
Net loss $                                                           (16,140,873) $  (24,936,895)  $
(20,929,971)

Basic and diluted loss per share
   Before extraordinary item                                    $          (0.05) $         (0.09) $          (0.08)
   Extraordinary item                                                       0.01             0.01                 -
                                                                ----------------  ---------------  ----------------
     Total basic and diluted loss per share                     $          (0.04) $         (0.08) $          (0.08)
                                                                ================  ===============  ================
Weighted-average shares outstanding                                  415,863,637      327,587,590       261,568,346
                                                                ================  ===============  ================

   The accompanying notes are an integral part of these financial statements.

                                                                                                AURA SYSTEMS, INC. AND SUBSIDIARIES
                                                                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                                                              For the Years Ended February 28, 2003
-----------------------------------------------------------------------------------------------------------------------------------


                                                                            Committed     Additional
                                                Common Stock  Common Stock  Common        Paid-In       Accumulated
                                                Shares        Amount        Stock         Capital       Deficit        Total
                                                ------------  ------------  ------------  ------------  -------------  ------------
Balance, February 28, 2000                      196,975,392   $    984,875  $  9,132,774  $ 233,211,21  $(241,812,858) $  1,516,008
Issuance of common stock
   in private placements                         40,721,909        203,610                  12,231,830                   12,435,440
   for conversion of notes payable                7,324,191         36,621                   2,912,744                    2,949,365
   to satisfy liabilities                        11,642,627         58,160                   6,093,135                    6,151,295
Offering costs                                                                                 (77,102)                     (77,102)
Committed common stock issued                    34,425,463        172,128    (9,132,774)    8,960,646                            -
Net loss                                                                                                  (20,929,971)  (20,929,971)
                                                ------------  ------------  ------------  ------------  -------------  ------------
Balance, February 28, 2001                      291,089,582      1,455,394             -   263,332,470   (262,742,829)    2,045,035
Issuance of common stock
   in private placements                         37,650,782        188,237                  13,215,876                   13,404,113
   for conversion of notes payable               31,398,771        156,994                  11,706,261                   11,863,255
   to satisfy liabilities                       18,500,802          92,504                   6,921,208                    7,013,712
   for exercise of stock options and warrants      102,500             512                      27,263                       27,775
   for re-pricing requirements                   8,947,631          44,738                     (44,738)                           -
Offering costs                                                                                 (74,912)                     (74,912)
Committed common stock recorded under
   re-pricing agreements                                                       3,310,650                                  3,310,650
Net loss                                                                                   (24,936,895)                 (24,936,895)
                                                ------------  ------------  ------------  ------------  -------------  ------------
Balance, February 28, 2002                      387,690,068      1,938,379     3,310,650   295,083,428   (287,679,724)   12,652,733
Issuance of common stock
   in private placements                         41,700,830        208,504                   5,485,497                    5,694,001
   from committed stock                             923,077          4,615      (207,692)      203,077                            -
   to satisfy liabilities                           659,175          3,296                     166,444                      169,740

   The accompanying notes are an integral part of these financial statements.

                                                                                                AURA SYSTEMS, INC. AND SUBSIDIARIES
                                                                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                                                              For the Years Ended February 28, 2003
-----------------------------------------------------------------------------------------------------------------------------------
                                           AURA SYSTEMS, INC. AND SUBSIDIARIES


                                                                            Committed     Additional
                                                Common Stock  Common Stock  Common        Paid-In       Accumulated
                                                Shares        Amount        Stock         Capital       Deficit        Total
                                                ------------  ------------  ------------  ------------  -------------  ------------
Common stock returned                               (50,000)  $       (250) $             $    (29,750) $              $    (30,000)
Beneficial conversion feature on
   convertible notes payable                                                                 1,484,837                    1,484,837
Issuance of stock options
   as compensation expense                                                                      53,076                       53,076
   as consulting expense                                                                       192,404                      192,404
Issuance of warrants                                                                           659,321                      659,321
Offering costs                                                                                 (23,063)                     (23,063)
Net loss                                                                                                  (16,140,873)  (16,140,873)
                                                ------------  ------------  ------------  ------------  -------------  ------------
     Balance, February 28, 2003                  430,923,150  $  2,154,544  $  3,102,958  $303,275,271  $(303,820,597) $  4,712,176
                                                ============  ============  ============  ============  =============  ============

   The accompanying notes are an integral part of these financial statements.

                                                                                                AURA SYSTEMS, INC. AND SUBSIDIARIES
                                                                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                                                              For the Years Ended February 28, 2003
-----------------------------------------------------------------------------------------------------------------------------------
                                                                      2003              2002             2001
                                                                ----------------  ---------------  ----------------
Cash flows from operating activities
   Net loss                                                     $    (16,140,873) $   (24,936,895) $    (20,929,971)
   Adjustments to reconcile net loss to net cash
     used in operating activities
       Depreciation and amortization                                     966,852        5,868,089         7,619,979
       (Gain) loss on disposition of assets                               21,348           65,823        (1,756,746)
       Loss on sale of minority interest Aura Realty                     626,676                -                 -
       Change in allowance for doubtful accounts                          94,310                -                 -
       Change in reserve for inventory obsolescence                     (117,411)                  1,510,871
-
       Impairment of long-lived assets and investments           3,118,019         9,095,394        240,000
       Gain on extinguishment of debt                                 (1,186,014)      (1,889,540)                -
       Minority interest in net income of
         consolidated subsidiary                                          14,018                -                 -
       Stock options issued as compensation
         expense                                                          53,075                -                 -
       Stock options issued as consulting expense                        192,404                -                 -
       Beneficial conversion feature on convertible
         debt                                                          1,484,837                -                 -
       Adjustment to accounts payable                                          -         (651,685)       (1,046,324)
       Adjustments to legal settlements                                        -         (750,000)                -
       Operating expenses satisfied with stock                           169,740          278,801           903,935
       (Increase) decrease in
         Accounts receivable                                            (437,534)         965,700         1,397,159
         Inventories                                                     636,110       (1,260,896)        1,432,828
         Other current assets                                             62,169          224,182           (92,763)
         Other assets                                                   (562,265)          (4,300)            3,821
       Increase (decrease) in
         Accounts payable and accrued expenses,
           net of effect of settlements and sale of
           Aura Realty                                                 1,063,477        2,744,148        (1,102,404)
         Deferred income                                                 160,500                -                 -
                                                                ----------------  ---------------  ----------------
Net cash used in operating activities                                 (9,780,562)      (8,740,308)      (13,330,486)
                                                                ----------------  ---------------  ----------------
Cash flows from investing activities
   Payments received on notes receivable                                 181,725          155,857         3,784,681
   Purchase of property, plant, and equipment                             (6,491)        (255,733)          (38,200)
   Proceeds from disposal of property, plant, and
     equipment                                                            57,591                -                 -
   Proceeds from sale of minority interest in Aura
     Realty                                                            1,463,000                -                 -
                                                                ----------------  ---------------  ----------------
Net cash provided by (used in) investing activities                    1,695,825          (99,876)        3,746,481
                                                                ----------------  ---------------  ----------------

   The accompanying notes are an integral part of these financial statements.

                                                                                                AURA SYSTEMS, INC. AND SUBSIDIARIES
                                                                                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                              For the Years Ended February 28, 2003
-----------------------------------------------------------------------------------------------------------------------------------


                                                                      2003              2002             2001
                                                                ----------------  ---------------  ----------------
Cash flows from financing activities
   Proceeds from notes payable and convertible
     notes payable                                              $      2,510,746  $       500,000  $              -
   Payments on notes payable                                          (1,046,650)      (5,139,308)       (1,768,859)
   Net proceeds from issuance of common stock                          5,640,938       13,329,201        12,358,339
   Proceeds from exercise of stock options                                     -              775                 -
   Net proceeds from exercise of warrants                                      -           27,000                 -
                                                                ----------------  ---------------  ----------------
Net cash provided by financing activities                              7,105,034        8,717,668        10,589,480
                                                                ----------------  ---------------  ----------------
Net increase (decrease) in cash and cash
   equivalents                                                          (979,703)        (122,516)        1,005,475

Cash and cash equivalents, beginning of year                           1,143,396        1,265,912           260,437
                                                                ----------------  ---------------  ----------------
Cash and cash equivalents, end of year                          $        163,693  $     1,143,396  $      1,265,912
                                                                ================  ===============  ================

Supplemental disclosures of cash flow
information

     Interest paid                                              $        621,047  $     1,081,122  $      1,977,239
                                                                ================  ===============  ================

     Income taxes paid                                          $              -  $             -  $              -
                                                                ================  ===============  ================

Supplemental schedule of non-cash financing and investing activities

During the year ended February 28, 2003, the Company:

     - issued 659,175 shares of common stock in satisfaction of $169,740 in liabilities and contractual obligations.

     - issued 923,077 shares of common stock that were committed at February 28, 2002 valued at $207,692.


   The accompanying notes are an integral part of these financial statements.

                                             AURA SYSTEMS, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           For the Years Ended February 28, 2003

--------------------------------------------------------------------------------


Supplemental schedule of non-cash financing and investing activities (Continued) During the year ended February 28, 2002, the Company:

- restructured $16,179,900 of debt and related accrued interest into 46,112,771 shares of common stock valued at $15,173,905, resulting in a pre-tax extraordinary gain for the early extinguishment of debt of $1,005,995. Due to guaranteed share re-pricing agreements, 14,714,000 of the common shares with a value totaling $3,310,650 were not issued as of February 28, 2002 and have been reflected on the consolidated Statement of Stockholders' equity as committed common stock. The gain, in addition to a $883,846 gain resulting from a creditor's forgiveness of the remaining balance of an unsecured note payable plus accrued interest, has been reflected as an extraordinary item in the accompanying consolidated financial statements.

- issued 8,500,502 shares of common stock in satisfaction of $278,801 in operating expenses and $2,734,613 of liabilities, of which $1,416,364 was long-term  trade debt  included  in notes  payable  and other  liabilities;
     10,000,000 shares of common stock valued at $4,000,000 as partial settlement with Deutsche Financial Services (see Note 10); 8,947,631 shares of common stock for re-pricing a prior year private placement, and 1,743,801 shares of common stock as a finder's fee for a current year private placement. The finder's fee and re-pricing did not have any effect on total stockholders' equity.

During the year ended February 28, 2001, the Company:

- converted $2,949,365 of notes payable and accrued interest into 7,324,191 shares of common stock.

- issued 11,642,627 shares of common stock in satisfaction of $6,151,295 of liabilities, of which $3,748,384 was long term trade debt included in notes payable and other liabilities.

- issued shares of common stock which were recorded as a component of stockholder's equity (committed common stock) at February 29, 2000. The common stock could not be issued in fiscal 2000 due to the limitation on the number of shares authorized.

- issued 2,520,000 shares of common stock for the conversion of notes payable and accrued interest of $686,524; 541,667 shares of common stock in settlement of accrued and unpaid director's fees of $146,250; 12,500,000 shares of common stock valued at $3,100,000 for the Company's private placement, and 14,687,972 shares of common stock with a value of $5,200,000 to satisfy the liability for a class action settlement.

- issued 2,400,000 shares of common stock as a finder's fee for the Company's private placements and 1,775,824 shares of common stock for re-pricing a prior private placement of the Company. The finder's fee and re-pricing had no effect on total stockholders' equity.

   The accompanying notes are an integral part of these financial statements.

                                             AURA SYSTEMS, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               February 28, 2003

--------------------------------------------------------------------------------

NOTE 1 - ORGANIZATION AND OPERATIONS

     General
     -------

     Aura Systems, Inc., ("Aura" or the "Company") a Delaware corporation, was founded to engage in the development, commercialization, and sales of products, systems, and components, using its patented and proprietary electromagnetic and electro-optical technology. As a technology leader in mobile power, Aura develops and sells AuraGen(R) mobile induction power systems to the industrial, commercial, and defense mobile power generation markets.

     The Company (as defined in Note 3) has a unique and patented energy solution that is the only proven, commercially available pure sine wave power system that can continuously provide thousands of watts of power at low engine speed, and is fully integrated under the vehicle hood. The AuraGen(R) is capable of generating full power up to 8,500 watts at all engine speeds, including enhanced engine idle speed for gasoline engines and at idle speed for bigger diesel engines. The AuraGen(R) combines sophisticated mechanical and electronics design, advanced engineering, and break-through electromagnetic technology to produce a highly reliable and flexible mobile power generating system that creates alternating current
     (AC) and direct current (DC) electricity, both with and without the engine on. Commercial production of the AuraGen(R) commenced in fiscal 1999 and is being distributed and sold through dealers, distributors, and Original Equipment Manufacturers ("OEMs").

     The Company intends to continue to focus its business on the AuraGen(R) line of products. In addition, the Company is entitled to receive royalties for its electro-optics technology ("AMATM") licensed to Daewoo Electronics Co., Ltd. ("Daewoo") in 1992 (see Note 6).


NOTE 2 - GOING CONCERN

     The accompanying consolidated financial statements of the Company have been prepared on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, as a result of the Company's losses from operations and its default on certain of its obligations (see Note 9), there is substantial doubt about its ability to continue as a going concern. Management is currently seeking or obtaining additional sources of funds, and the Company has restructured a significant portion of its debt obligations.

                                             AURA SYSTEMS, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               February 28, 2003

--------------------------------------------------------------------------------

NOTE 2 - GOING CONCERN (Continued)

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


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation
     ---------------------------
     The consolidated financial statements include the accounts of Aura and its subsidiaries, Aura Realty, Inc. and Electrotec Productions, Inc.(and its wholly owned subsidiary, Electrotec Europe) (collectively, the "Company"). Investments in affiliated companies are accounted for by the equity or cost method, as appropriate. Significant inter-company amounts and transactions have been eliminated in consolidation.

     Revenue Recognition
     -------------------
     The Company recognizes revenue for product sales upon shipment and when title is transferred to the customer. When Aura performs the installation of the product, revenue and cost of sales are recognized when the installation is complete. The Company provides for estimated returns and allowances based upon experience and the judgment of management. The Company has in the past earned a portion of its revenues from license fees and recorded those fees as income when the Company fulfilled its obligations under the particular agreement.

     Comprehensive Income
     --------------------
     The Company utilizes Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. Comprehensive income is not presented in the Company's financial statements since the Company did not have any of the items of comprehensive income in any period presented.

                                             AURA SYSTEMS, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               February 28, 2003

--------------------------------------------------------------------------------

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Cash and Cash Equivalents ------------------------- Cash and cash equivalents consist of cash on hand and in banks. The Company maintains its cash deposits at several banks located throughout the United States. Deposits at each bank are insured by the Federal Deposit Insurance Corporation up to $100,000. As of February 28, 2003 and 2002, uninsured portions of the balances at those banks aggregated to $28,999 and $1,091,281, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk on cash and cash equivalents.

     Accounts Receivable
     -------------------
     Accounts receivable consist primarily of amounts due from customers. The Company has provided for an allowance for doubtful accounts, which management believes to be sufficient to account for all uncollectible amounts.

     Inventories
     -----------
     Inventories are valued at the lower of cost (first-in, first-out) or market. Due to continuing lower than projected sales, the Company is holding inventories in excess of what it expects to sell in the next fiscal year. As of February 28, 2003 and 2002, $3,552,000 and $4,500,000,
     respectively, of inventories have been classified as long-term assets.

     Property, Plant, and Equipment
     ------------------------------
     Property, plant, and equipment, including leasehold improvements, are recorded at cost, less accumulated depreciation and amortization. Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets as follows:

        Buildings                                                     40 years
        Machinery and equipment                                  5 to 10 years
        Furniture and fixtures                                         7 years

     Improvements to leased property are amortized over the lesser of the life of the lease or the life of the improvements. Amortization expense on assets acquired under capital leases is included with depreciation and amortization expense on owned assets.

     Maintenance and minor replacements are charged to expense as incurred. Gains and losses on disposals are included in the results of operations.

                                             AURA SYSTEMS, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               February 28, 2003

--------------------------------------------------------------------------------

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Long-Term Investments
     ---------------------
     The Company accounts for all investments where it holds less than a 20% voting interest, cannot exercise significant influence, and where the fair market value of those securities is not readily determinable under the cost basis. Investments in voting interests between 20% and 50% where the Company can exercise significant influence are accounted for under the equity method of accounting, and investments greater than 50% are generally consolidated for the purposes of financial reporting. As the Company does not hold a sufficient interest in its investments to exercise significant influence and the fair market value of the investments are not readily determinable, long-term investments have been accounted for under the cost method. A decline in the value of any investment below cost that is deemed other than temporary is charged to earnings.

     Patents and Trademarks
     ----------------------
     The Company capitalizes the costs of obtaining or acquiring patents and trademarks. Amortization of patent and trademark costs is provided for by the straight-line method over the shorter of the legal or estimated economic life. Amortization expense was $308,329, $308,329, and $308,329 for the years ended February 28, 2003, 2002, and 2001, respectively. Accumulated amortization was $2,272,787 and $1,964,458 as of February 28, 2003 and 2002, respectively. If a patent or trademark is rejected, abandoned, or otherwise invalidated, the unamortized cost is expensed in that period. The Company expects to recognize $308,329 of amortization expense on these patents for each of the next five years.

     Impairment of Long-Lived Assets
     -------------------------------
     The Company reviews long-lived assets and identifiable intangibles in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," on at least an annual basis or whenever events or circumstances indicate that the carrying amount of such assets may not be fully recoverable. The Company evaluates the recoverability of long-lived assets by measuring the carrying amounts of the assets against the estimated undiscounted cash flows associated with these assets. If the future undiscounted cash flows are not sufficient to recover the carrying value of the assets, the assets are adjusted to their fair values. During the years ended February 28, 2003 and 2002, the Company recorded asset impairment charges on certain of its long-lived assets (see Note 7).

                                             AURA SYSTEMS, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               February 28, 2003

--------------------------------------------------------------------------------

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Stock-Based Compensation
     ------------------------
     SFAS No. 123, "Accounting for Stock-Based Compensation," establishes and encourages the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value of stock-based compensation determined as of the date of grant and is recognized over the periods in which the related services are rendered. The statement also permits companies to elect to continue using the current implicit value accounting method specified in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," to account for stock-based compensation. The Company has elected to use the implicit value based method and has disclosed the pro forma effect of using the fair value based method to account for its stock-based compensation.

     Fair Value of Financial Instruments
     -----------------------------------
     The Company's financial instruments include cash and cash equivalents, accounts receivable, notes receivable, long-term investments, accounts payable, and accrued expenses. The carrying amounts approximate fair value due to their short maturities and interest rates that approximate those current rates offered to the Company.

     Minority Interest
     -----------------
     Minority interest represents the proportionate share of the equity of the consolidated subsidiary owned by the Company's minority stockholders in that subsidiary.

     Advertising Expense
     -------------------
     Advertising costs are charged to expense as incurred and were immaterial for the years ended February 28, 2003, 2002, and 2001.

     Research and Development
     ------------------------
     Research and development costs are expensed as incurred.

     Income Taxes
     ------------
     The Company utilizes SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

                                             AURA SYSTEMS, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               February 28, 2003

--------------------------------------------------------------------------------

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Income Taxes (Continued)
     -----------------------
     The Company has significant income tax net operating losses; however, due to the uncertainty of the realizability of the related deferred tax asset, a reserve equal to the amount of deferred income taxes has been established at February 28, 2003 and 2002.

     Loss per Share
     --------------
     The consolidated net loss per common share is based on the weighted-average number of common shares outstanding during the year. Common share equivalents have been excluded since inclusion would dilute the reported loss per share.

     Reclassifications
     -----------------
     Certain amounts included in the prior years' financial statements have been reclassified to conform with the current year presentation. In order to comply with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company has reclassified non-cash impairments of its advertising credits and tooling costs, aggregating $7,661,559, to operating expenses from other income. In order to comply with regulations promulgated by the Securities and Exchange Commission ("SEC"), the Company has reclassified severance expense of $1,080,525 from other expense to operating expenses. In addition, the Company has reclassified inventory write-down costs, aggregating $1,510,871, from engineering costs to cost of sales.

     A summary of the effect these reclassifications for the year ended February 28, 2002 is as follows:


                       As Previously                         Currently
                       Classified         Reclassification   Classified

Gross profit           $       1,635,559  $       1,510,871  $          124,688
Loss from operations   $     (15,704,847) $       8,742,084  $      (24,446,931)
Other income (expense) $     (11,121,588) $      (8,742,084) $       (2,379,504)

     Such reclassifications did not have any effect on reported net loss.

     Estimates
     ---------
     The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

                                             AURA SYSTEMS, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               February 28, 2003

--------------------------------------------------------------------------------

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Major Customers
     ---------------
     During the year ended February 28, 2003, the Company conducted business with one customer whose sales comprised of 22% of net sales. As of February 28, 2003, three customers accounted for 61% of total accounts receivable. During the year ended February 28, 2002, the Company conducted business with four customers whose sales comprised of 77% of net sales. As of February 28, 2002, one customer which accounted for 86% of total accounts receivable

     Recently Issued Accounting Pronouncements
     -----------------------------------------
     In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business, and amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. Management does not expect adoption of SFAS No. 144 to have a material impact, if any, on the Company's financial position or results of operations.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 updates, clarifies, and simplifies existing accounting pronouncements. This statement rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Accounting Principles Board No. 30 will now be used to classify those gains and losses. SFAS No. 64 amended SFAS No. 4 and is no longer necessary as SFAS No. 4 has been rescinded. SFAS No. 44 has been rescinded as it is no longer necessary. SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-lease transactions. This statement also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. Management does not expect adoption of SFAS No. 145 to have a material impact, if any, on the Company's financial position or results of operations. However, as the Company has a history of debt adjustments and settlements at rates beneficial to the Company, forgiveness of the Company's debt may not qualify for extraordinary treatment. These debt forgiveness amounts have previously been classified as extraordinary. Under SFAS No. 145, future amounts of debt extinguishment gains may not qualify for treatment as extraordinary gains.

                                             AURA SYSTEMS, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               February 28, 2003

--------------------------------------------------------------------------------

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Recently Issued Accounting Pronouncements (Continued)
     ----------------------------------------------------
     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue 94-3, a liability for an exit cost, as defined, was recognized at the date of an entity's commitment to an exit plan. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002 with earlier application encouraged. Management does not expect adoption of SFAS No. 146 to have a material impact, if any, on the Company's financial position or results of operations.

     In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions." SFAS No. 147 removes the requirement in SFAS No. 72 and Interpretation 9 thereto, to recognize and amortize any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset. This statement requires that those transactions be accounted for in accordance with SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." In addition, this statement amends SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include certain financial institution-related intangible assets. Management does not expect adoption of SFAS No. 147 to have a material impact, if any, on the Company's financial position or results of operations.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," an amendment of SFAS No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. This statement is effective for financial statements for fiscal years ending after December 15, 2002. SFAS No. 148 will not have any impact on the Company's financial statements as management does not have any intention to change to the fair value method.

                                             AURA SYSTEMS, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               February 28, 2003

--------------------------------------------------------------------------------

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Recently Issued Accounting Pronouncements (Continued)
     ----------------------------------------------------
     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting and reporting for derivative instruments and hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for derivative instruments and hedging activities entered into or modified after June 30, 2003, except for certain forward purchase and sale securities. For these forward purchase and sale securities, SFAS No. 149 is effective for both new and existing securities after June 30, 2003. Management does not expect adoption of SFAS No. 149 to have a material impact on the Company's statements of earnings, financial position, or cash flows.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS No. 150 will be effective for financial instruments entered into or modified after May 31, 2003 and otherwise will be effective at the beginning of the first interim period beginning after June 15, 2003. Upon adoption of SFAS No. 150, the Company will classify any outstanding redeemable preferred stock to liabilities.


NOTE 4 - SALE OF AURA REALTY

     On December 1, 2002, the Company consummated the initial closing under an Agreement for Sale and Leaseback, (together with the agreements contemplated thereby, the "Agreement") with a group of individuals (the "Purchasers") pursuant to which the Company agreed to sell its Aura Realty, Inc. ("Aura Realty") subsidiary to the Purchasers and enter into a new 10-year lease of the properties owned by Aura Realty (the "Lease").

     The Agreement provides for the $7,350,000 purchase price for the Aura Realty stock, arrived at in arm's length negotiations, to be partially funded by Purchasers' assumption or refinancing of the current mortgage note secured by the properties. Net of the principal balance of this mortgage note of approximately $5,083,000, certain security deposits and prepayments totaling $564,000, the partial payment of past due amounts owed to certain of the individual purchasers, as described below, of approximately $135,000, and Purchasers' fees of $105,000, the Company received approximately $1,463,000. $878,750 of this amount was advanced to the Company by the Purchasers prior to the December 1, 2002 closing under the Agreement.

                                             AURA SYSTEMS, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               February 28, 2003

--------------------------------------------------------------------------------

NOTE 4 - SALE OF AURA REALTY (Continued)

     At the December 1, 2002 closing under the Agreement, the Company transferred 49.9% of its stock in Aura Realty to the Purchasers, delivered a $1,000,000 note payable to the Purchasers, and granted the Purchasers a security interest in one of the Company's notes receivable to secure certain aspects of its performance under the Agreement and the Lease A second closing was to occur after the current mortgage note holder consented to transfer the stock to the Purchasers and executed the Lease.

     At that time, the Company was to deliver its remaining Aura Realty stock to the Purchasers in exchange for the return and cancellation of the Company's $1,000,000 note payable. If the current mortgage note holder did not consent to the transfer of the stock to the Purchasers and execution of the Lease, The Purchasers were to obtain a substitute mortgage note through a refinancing. In the event that such a refinancing is required, the Company would be required to pay certain additional costs.

     In connection with the sale, the Purchasers also received warrants to purchase 15,000,000 shares of common stock of the Company within five years from December 1, 2002 at exercise prices ranging from $0.15 to $0.25 per share. The value of the warrants were calculated at $659,321 using the Black-Scholes method of valuation. In addition, the Purchasers subscribed to purchase shares of the Company's common stock. The Company is required to issue up to 1,300,000 additional shares of common stock and warrants to purchase up to 5,500,000 shares of common stock to the Purchasers because of its failure to register the shares for resale.

     Of the 16 Purchasers, five were members of the Company's former management, who separated from the Company at the end of February 2002 (the "Former Management"). The Company paid a fee of $50,000 to the Former Management in connection with the Agreement. The Company also paid to the Former Management approximately $135,000 from the funds it received at closing, representing a portion of unpaid severance contractually due at December 1, 2002 per the Former Management's separation agreements (see Note 15).

     Subsequent to February 28, 2003, the Mortgagor had not consented to the transaction, and Aura failed to make certain payments to the Purchasers as required under the Agreement. During June 2003, the Company entered into a forbearance agreement with the Purchasers. The forbearance agreement states that Aura defaulted on payments to the Purchasers. In order to avoid legal proceedings by the Purchasers, the Company is required to:

     1. Register all previously issued warrants to the Purchasers per the Sale Leaseback Agreement

     2. Execute an assignment of all its proceeds from the Alpha Ceramic note receivable (see Note 6) to the Purchasers

                                             AURA SYSTEMS, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               February 28, 2003

--------------------------------------------------------------------------------

NOTE 4 - SALE OF AURA REALTY (Continued)

     3. Enter into an exclusive listing agreement for the sale of it real estate property


     4. Pay all defaulted mortgage payments to the Purchasers and make timely payments of $46,613 to the Purchasers thereon

     The Company is currently in negotiations with the Purchasers and the Mortgagor related to these matters.

     The assets and liabilities of Aura Realty at February 28, 2003 and 2002 consisted of the following:

                                                  2003                2002
                                            ---------------    -----------------
        Current assets                      $        26,112    $         25,177
        Property and equipment, net               6,892,692           9,412,356
        Other assets                                133,617             159,069
                                            ---------------    -----------------
        Total assets                        $     7,052,421    $      9,596,602
                                            ===============    =================
        Total liabilities                   $     4,952,357    $      5,058,774
                                            ===============    =================
        Total equity                        $     2,100,064    $      4,537,828
                                            ===============    =================

     The Company originally recorded and reported this transaction as a sale of 100% of its Aura Realty subsidiary. The events subsequent to February 28, 2003 raise significant doubt that the remainder of the transaction contemplated by the Agreement will ever be completed. As a result, the Company has effectively sold a 49.9% interest in Aura Realty. The Purchasers' interest in Aura Realty has been recorded as minority interest in consolidated subsidiary, and the minority interest in net income of consolidated subsidiary has been classified as such on the accompanying statement of operations for the period applicable.

     The loss on the sale of the subsidiary is calculated as follows:

        Net cash received                                                       $      1,463,000
        Deposits held back by the Purchasers                                             564,000
        Fees                                                                             105,000
        Less execution of note payable                                                (1,000,000)
                                                                               -----------------
                      Total sale price                                                 1,132,000

        Value of warrants issued                                                        (659,321)
        Net book value of minority interest in Aura Realty at date of sale            (1,099,355)
                                                                               -----------------
        Loss on sale of minority interest in Aura Realty                        $       (626,676)
                                                                               =================

                                             AURA SYSTEMS, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               February 28, 2003

--------------------------------------------------------------------------------

NOTE 5 - INVENTORIES

     Inventories at February 28, 2003 and 2002 consisted of the following:

                                                  2003                2002
                                            ---------------    -----------------
Raw materials                               $     3,846,439    $      4,043,697
Finished goods                                    6,819,286           7,258,138
                                            ---------------    -----------------
                                                 10,665,725          11,301,835
Reserve for potential product obsolescence        1,678,000           1,795,411
                                            ---------------    -----------------
                                                  8,987,725           9,506,424
Non-current portion                               7,573,225           4,500,000
                                            ---------------    -----------------
Current portion                             $     1,414,500         $ 5,006,424
                                            ===============    =================

     Inventories consist primarily of components and completed units for the Company's AuraGen(R) product.

     Management has analyzed its inventories based on its current business plan, backlog, and pending proposals with perspective customers and has determined that the Company does not expect to realize all of its inventories within the next year. Because of this, the Company has assessed the net realizability of these assets, the proper classification of the inventory, and the potential obsolescence of inventory for the future if sales do not materialize. In these evaluations, management has recorded a reserve of $1,678,000 and $1,795,411 at February 28, 2003 and 2002,
     respectively. The net inventories as of February 28, 2003 and 2002 which are not expected to be realized within a 12-month period have been reclassified as long term.


NOTE 6 - NOTES RECEIVABLE

     In March 2000, the Company sold its ceramics facility to the former President of the Alpha Ceramic, Inc. division for cash and a note receivable in the amount of $2,500,000 (the "Alpha Ceramic Note"). The note receivable required a $100,000 down payment, bears interest at 8% per annum, requires a monthly payment of $30,332, and matures on October 1, 2007.

     On December 1, 2002, the Company entered into the Agreement (see Note 4) with a group of individuals. As part of the closing under the agreement, the Company granted the Purchasers a security interest in the Alpha Ceramic Note and assigned its monthly payments to the Purchasers in lieu of rent expense. As of February 28, 2003, $90,996 was paid to the Purchasers and recorded as rent expense. Subsequent to February 28, 2003, the Company assigned its interest in the Alpha Ceramic Note to the Purchasers under a forbearance agreement (see Note 4).

                                             AURA SYSTEMS, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               February 28, 2003

--------------------------------------------------------------------------------


NOTE 7 - PROPERTY, PLANT, AND EQUIPMENT

     Property, plant, and equipment at February 28, 2003 and 2002 consisted of the following:
                                                  2003                2002
                                            ---------------    ----------------
        Land     $                              3,187,997        $    3,187,997
        Buildings                               6,408,796             8,708,796
        Machinery and equipment                 1,798,600             1,969,206
        Furniture and fixtures                  2,308,023             2,308,022
        Leasehold improvements                    135,935               135,935
                                            ---------------    ----------------
                                               16,839,351            16,309,956
        Less accumulated depreciation
                and amortization                6,495,840             5,935,475
                                            ---------------    ----------------

        Total                               $     7,343,511    $     10,374,481

     Depreciation  and  amortization  expense  was  $658,523,   $5,868,089,  and
     $7,619,979  for  the  years  ended  February  28,  2003,  2002,  and  2001, respectively.

     In the fourth quarter of fiscal 2002, the Company determined that the tooling fixed assets were impaired based upon the requirements set forth in SFAS No. 144. A comparison of the projected future cash flows of the Company to the carrying value of the assets indicated that the assets were impaired. The tooling was written down by a total net amount of $4,600,000 to $0, its estimated fair value based upon the discounted estimated cash flows over the remaining asset lives. This amount is included in impairment of long-lived assets on the accompanying consolidated statement of operations.

     In the second quarter of Fiscal 2003, the Company's Board of Directors approved a plan to sell the land and buildings which are currently used as Aura's headquarters and operating location. The Company had received bona-fide offers which indicated there was a significant decrease in the market price of the assets. As a result, the current market value was less than the recorded net book value. As a result, the Company recorded an asset impairment charge of $2,300,000. The Company accounted for this charge in accordance with SFAS No. 144. As such, the expense was recorded as part of the loss from operations.

                                             AURA SYSTEMS, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               February 28, 2003

--------------------------------------------------------------------------------


NOTE 8 - LONG-TERM INVESTMENTS

     Long-term investments and their related loss reserves at February 28, 2003 and 2002 consisted of the following:

                                                         2003
                                   ---------------------------------------------
                                         Net
                                      Book Value        Reserve      Book Value
                                   -------------   -------------   -------------
        Aquajet Corporation (a)    $         -     $   (923,835)   $   923,835
        Algo Technology, Inc. (b)      500,000         (848,652)     1,348,652
        Telemac (c)                    500,000         (750,000)     1,250,000
                                   -------------   -------------   -------------
        Total                      $ 1,000,000     $(2,522,487)    $ 3,522,487
                                   =============   =============   =============

                                                         2002
                                   ---------------------------------------------
                                         Net
                                      Book Value        Reserve      Book Value
                                   -------------   -------------   -------------
        Aquajet Corporation (a)    $           -  $    (923,835) $      923,835
        Algo Technology, Inc. (b)      1,200,000       (148,652)      1,348,652
        Telemac (c)                      500,000       (750,000)      1,250,000
                                   -------------   -------------   -------------
                    Total          $   1,700,000  $  (1,822,487) $    3,522,487
                                   =============   =============   =============

     The above investments consist solely of common stock and constitute approximately 4.2% of the outstanding shares of Aquajet Corporation, 2.9% of the outstanding shares of Algo Technology, Inc., and less than 1% of the outstanding shares of Telemac.

     (a) The Company maintains an investment in Aquajet Corporation, a development stage company that is in the process of developing and marketing its water recreation vehicle. Aquajet Corporation has been involved in raising financing for the past several years in order to exploit its business plan. In relation to this, Aquajet Corporation has been marginally successful and has developed a strong marketing and potential customer base, but to date has been unable to generate sufficient sales to fund its operations. Management expects to realize its asset through the eventual public offering or acquisition of Aquajet Corporation by a third party. However, that exit is not believed to be likely in the near future. The Company recorded a reserve based on Aura's judgment that Aquajet Corporation will likely not continue its operations as a going concern.

     (b) During the year ended February 28, 2003, Aura became aware of financial difficulties relative to its investment in Algo Technologies, Inc. Aura recognized a $700,000 impairment charge as management concluded there was an other than temporary decline in the value of the investment. It is now recorded at management's best estimate of its fair market value of approximately $500,000.

                                             AURA SYSTEMS, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               February 28, 2003

--------------------------------------------------------------------------------


NOTE 8 - LONG-TERM INVESTMENTS (Continued)

     (c) During fiscal 1999, the Company sold a portion of its shares in Telemac Cellular Corp. ("Telemac") back to Telemac. The Company then entered into a cancellation of shares agreement, whereby it tendered the remaining shares to Telemac in exchange for a $2,500,000 note receivable from Telemac. The final payment on the note of $1,250,000, plus interest accrued at 8% per annum, was due in February 2002. Per the terms of the agreement, Telemac elected to pay Aura in Telemac common shares at an exchange price of $5 per share rather than in cash. Aura received 313,232 common shares in exchange for the final payment (see Note 8). During the year ended February 28, 2002, the Company recorded an impairment on this investment of $750,000 as it expected an other-than-temporary decrease in the value to an estimated $500,000, or $0.60 per share. Subsequent to February 28, 2003, the Company sold a portion of its shares of Telemac's common stock for $2.25 per share (see Note 18).

NOTE 9 - NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE

     Notes payable and convertible notes payable at February 28, 2003 and 2002 consisted of the following:

                                                  2003                2002
                                            ---------------    ----------------
        Litigation payable (a)              $     2,201,604    $      2,327,300
        Notes payable - equipment (b)                14,147              20,371
        Notes payable - buildings (c)             5,058,774           5,157,138
        Trade debt (d)                            1,308,533           3,140,657
        Convertible notes payable (e)             1,750,000                   -
        Note payable - related party (f)                  -             250,000
        Note payable - related party (g)          1,000,000                   -
        Convertible notes payable (h)             2,012,320                   -
                                            ---------------    ----------------

                                                 13,345,378          10,895,466
        Less current portion                     13,305,103           3,913,623
                                            ---------------    ----------------
        Long-term portion                   $        40,275    $      6,981,843


     (a) The litigation payable represents the legal settlements entered into by Aura with various parties. These settlements call for payment terms with 8% interest rate to the plaintiffs through fiscal 2004.

     (b) Notes payable - equipment consists of a note maturing in February 2005 with an interest rate of 8.45%.

                                             AURA SYSTEMS, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               February 28, 2003

--------------------------------------------------------------------------------

NOTE 9 - NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE (Continued)

     (c) Notes payable - buildings consists of a 1st Trust Deed on two buildings in California bearing interest at 7.625% per annum. A final balloon payment is due in fiscal 2009. Subsequent to February 28, 2003, the Company defaulted on these notes payable. As such, as of February 28, 2003, these notes payable were classified as current liabilities.

     (d) Restructured trade debt with payment terms over a three-year period with interest at 8% per annum commencing in January 2000.

     During the year ended February 28, 2003, the Company settled $1,456,213 of this trade debt for $385,142, including accrued interest of $198,000. The total gain on the extinguishment of debt of $1,050,995, which is reflected as an extraordinary item in the accompanying consolidated financial statements, resulted in extraordinary income per share of less than $0.01. In addition, as part of the transaction, the Company entered into a convertible note payable agreement with a group of investors for $307,862. This note was converted into Series A convertible preferred stock subsequent to February 28, 2003 (see
          Note 18).

     (e) Convertible notes payable carry a 8% interest rate and are convertible into common stock at various conversion rates. Subsequent to February 28, 2003, the notes were adjusted to be convertible into shares of convertible, redeemable preferred stock, and such conversion was completed (see Note 18). The Company recorded interest expense of $316,619 related to the conversion feature on the debt.


     (f) In the fourth quarter of fiscal 2002, the Company entered into a short-term loan agreement with a member of the Board of Directors for $250,000. The note accrued interest at 10% per annum and was repaid in March 2002.

     (g) Note payable - related party consisted of a $1,000,000 note payable, which was entered into in connection with the sale of a minority interest in Aura Realty (see Note 4). The note payable bears interest at 12.3% per annum and is secured by a security interest in the Alpha Ceramic Note (see Note 6). The Company is required to make interest payments for the first 17 months of the term, and the remaining $1,000,000 principal is due on May 31, 2004.

                                             AURA SYSTEMS, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               February 28, 2003

--------------------------------------------------------------------------------


NOTE 9 - NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE (Continued)

     (h) The convertible notes payable were entered into with investors. The notes payable bear interest at 5% per annum, mature at various dates, and are convertible into shares of the Company's convertible, redeemable preferred stock at a rate of $1 for each $2.20 of convertible, redeemable preferred shares. The Company evaluated the notes for beneficial conversion features below the market price of the Company's common shares and recorded $1,168,218 of interest expense. Subsequent to February 28, 2003, the Company completed the conversion of these notes into preferred stock.

     Future maturities of notes payable at February 28, 2003 were as follows:

                   Year Ending
                    February,
                  ------------
                      2004         $    13,305,103
                      2005                   7,375
                      2006                       -
                      2007                       -
                      2008                  32,900
                                   ---------------
                        Total      $    13,345,378
                                   ===============

NOTE 10 - ACCRUED EXPENSES

     Accrued expenses at February 28, 2003 and 2002 consisted of the following:

                                                   2003                2002
                                              -------------       -------------
        Accrued payroll and related expenses  $     431,579       $     794,481
        Accrued interest                            422,339              76,848
        Accrued severance                           554,288           1,080,525
        Other                                       364,726             229,803
                                              -------------       -------------
           Total                              $   1,772,932       $   2,181,657
                                              =============       =============

                                             AURA SYSTEMS, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               February 28, 2003

--------------------------------------------------------------------------------

NOTE 10 - ACCRUED EXPENSES (Continued)

     Separation Agreements
     ---------------------
     In December 2001, the Company and six former members of the Company's senior management ("former employees'") entered into certain separation agreements, effective February 28, 2002. The agreements call for a one time grant of stock options and warrants exercisable at $0.55 per share for an aggregate of 22,218,750 shares of the Company's common stock. The number of options granted to each former employee was based on a formula as defined in the agreement and have been recorded under the provisions of SFAS No. 123, which allows for options issued to employees to be recorded in the financial statements at their intrinsic value and requires the impact of the fair value of those employee options on the Company's net loss to be disclosed on a pro forma basis (see Note 12).

     In addition, each of the former employees agreed to be available to the Company for a period of one year, as required by the Company, in exchange for payments aggregating 85% of their former salaries. Management has assessed its anticipated use of the former employees' services in order to recognize the expenses related to the agreements in relation to the performance of those services. Accordingly, as of February 28, 2002, the Company had recognized $1,080,525 of compensation, or approximately 75% of the value of the contracts, in the financial statements and recognized the remaining amount in the first quarter of the year ended February 28, 2003. The Company has not made any significant use of the former employees' services since the first quarter of 2003.

     Adjustment to Accounts Payable
     ------------------------------
     During the years ended February 28, 2003 and 2002, the Company adjusted certain of its accrual and accounts payable accounts. These adjustments reflect primarily reductions in amounts previously estimated and limited contractual adjustments to amounts payable under certain trade payable agreements. These amounts have been recorded as an adjustment to operating expenses as they generally represent changes in estimates recorded by the Company in previous periods


NOTE 11 - COMMITMENTS AND CONTINGENCIES

     Leases
     ------
     At February 28, 2003, the Company did not have any significant long-term operating leases. Rent expense charged to operations amounted to $956,951, $868,236, and $930,689 for the years ended February 28, 2003, 2002, and 2001, respectively.

                                             AURA SYSTEMS, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               February 28, 2003

--------------------------------------------------------------------------------


NOTE 11 - COMMITMENTS AND CONTINGENCIES (Continued)

     Litigation
     ----------
     The Company has been informed by the Staff of the SEC that it intends to recommend that the Commission bring a civil action against Aura, NewCom, Inc. (a former subsidiary of Aura), Zvi Kurtzman, Steven Veen, and Gerald Papazian for violations of the antifraud and books and records provisions of the securities laws. This grew out of an investigation into the Company's financial statements for various transactions during fiscal years 1996 through 1999. The Company originally disclosed the investigation by press release in January 1999. The SEC Staff advised the Company that it would recommend that the SEC seek civil penalties and enjoin the companies and the individuals from future violations.

     In addition, the SEC Staff recommended the SEC impose director and officer bars against Messrs. Kurtzman and Veen and a bar against Mr. Veen to prohibit his practicing as an accountant before the SEC. The Company is informed that in order to avoid potential lengthy and costly litigation, the individuals have agreed to propose to settle with the SEC without admitting or denying any of the Staff's allegations. The Company has engaged in conversations with the Staff of the SEC regarding settlement of the matter, but the agreements have not yet been reached. Although Aura's management believes it will reach a settlement in a manner that will not have a material adverse effect on the Company's business, it cannot predict with certainty when or if such a settlement will occur or what the actual effects of such a settlement would be. The Audit Committee will conduct a full review of the Company's accounting controls and procedures.

     On December 11, 2001, the Company filed a complaint in the United States District Court, Central District of California, against CRS Emergency Vehicles Co., Custom Coaches International, and C. Ray Smith for Breach of Contract, Conversion, Bad Faith, Fraud, and Injunctive Relief. The action arose out of a sale to defendant distributors of approximately $1,200,000 of the Company's AuraGen(R) product. Despite requests for payment, it was not received. Following service of the complaint and the defendants' failure to file a responsive pleading in the time required, on January 25, 2002, the Company filed a Request to Enter Default and Application for Clerk Judgment.

     However, on February 7, 2002, the District Court accepted the defendants' answer denying allegations. On May 7, 2002, following discussions between the parties, the Company entered into a definitive settlement, whereby the defendants agreed to release or otherwise account for all of the product shipped to the Company. The parties also agreed to terminate the distributorship agreement. The Company has fully accounted for this event in the fourth quarter and reversed revenue of $1,200,000 due to the return of the inventory. As a result, revenues in the fourth quarter of fiscal 2002 are a negative $928,000.

                                             AURA SYSTEMS, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               February 28, 2003

--------------------------------------------------------------------------------


NOTE 11 - COMMITMENTS AND CONTINGENCIES (Continued)

     Litigation (Continued)
     ---------------------
     As previously reported in its February 29, 2000 report on Form 10-K, the Company settled shareholder litigation in the Barovich/Chiau matter in January 1999. On November 20, 1999, the parties entered into an Amended Stipulation of Settlement, which required the Company to pay $2,260,000, plus interest, in monthly installments of $70,350. On October 22, 2002, after the Company had failed to make certain monthly payments, the plaintiffs applied for and obtained a judgment against the Company for $935,530, which represents the balance due with respect to the original principal amount. The Company has subsequently made only two monthly payments, thereby reducing the amount owed to $794,650, plus interest. Subsequent to February 28, 2003, the plaintiff took further legal action to enforce the October 2002 judgment, culminating in a lien on one of the Company's smaller bank accounts. The Company has recorded this liability in full in the accompanying financial statements.

     In 1991, one of the Company's former shareholders filed a civil action against the Company, its founding management members, who are no longer employees of the Company, and two of the Company's former shareholders. Following an appeal, the Company paid its portion of the judgment in full to the defendant. In December 2002, the defendant received a court order, requiring the Company to be liable for the damages awarded against the former shareholders. In February 2003, the Company paid $212,444 to the defendant, which represented the final settlement in this matter.

     On December 11, 2002, one of the Company's former vendors filed suit against the Company, alleging the Company breached the terms of a payment plan for $283,296. The settlement discussions between the two parties have been large unsuccessful. The plaintiff is advancing this suit through the court system, and a hearing has been scheduled for August 2003. The Company has recorded this liability in full in the accompanying financial statements.

     The Company is involved in certain legal proceedings and claims which arise in the normal course of business. Management does not believe that the outcome of these matters will have a material effect on the Company's financial position or results of operations.

                                             AURA SYSTEMS, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               February 28, 2003

--------------------------------------------------------------------------------


NOTE 11 - COMMITMENTS AND CONTINGENCIES (Continued)

     Settlements
     -----------
     In June 1999, a lawsuit naming Aura was filed by Deutsche Financial Services ("DFS") regarding the termination of DFS' credit facility. The Company entered into a definitive Settlement and Mutual Release Agreement effective March 12, 2001, providing for the settlement of litigation. Under the terms of the settlement, DFS received cash payments totaling $350,000 and 10,000,000 shares of Aura's common stock in exchange for mutual releases. The Company had previously recorded an estimated liability of $5,500,000, which was carried in notes payable on the accompanying consolidated financial statements. The aggregate value of the settlement was $4,350,000 based on the Company's common stock price at the settlement date, resulting in an adjustment to the original accrual of $1,150,000.

     Under the agreement, DFS may not sell more than 5,000,000 shares of the Company's common stock per year during the first two years following the settlement, may not sell any shares for the first 120 days following the settlement, and may not sell more than 50,000 shares in a single day. Aura will retain the right to repurchase unsold shares under certain conditions for a period of two years. During the first and second years following the settlement date, Aura may repurchase unsold shares in the possession of DFS at a price of $0.80 per share in the first year and $1 per share in the second year.

     In addition, as part of the Settlement, DFS will assign to Aura its security interest in assets pledged by NewCom, Inc. ("NewCom") to DFS to secure NewCom's indebtedness. Funds received by DFS, if any, with respect to the assets of NewCom, less costs and expenses incurred, will be held in trust by DFS for Aura. Aura may also prosecute or pursue a NewCom claim, asset, or entitlement, which is subject to a DFS' lien.

     Aura's receipt of any funds is conditioned upon the bid price of Aura's common stock reaching $0.80 per share on the 10 business days during the first year or $1 per share during the second year. To the extent Aura recovers any funds, it will hold it in trust for DFS until the bid price of Aura reaches the above levels, or until the 730th day following the execution date of the settlement agreement when Aura must then pay any recovered funds to DFS if the minimum bid prices set forth above have not been met.

     On November 12, 1999, a lawsuit was filed by three investors against Aura and others, arising out of two NewCom. financings consummated in December 1998. As part of the settlement, Aura received $2,000,000. The plaintiffs received re-pricing shares sought as part of their underlying contract claims. The re-pricing shares have been recorded as an adjustment to the original issuances, and the $2,000,000 has been recorded as an adjustment to legal settlements.

                                             AURA SYSTEMS, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               February 28, 2003

--------------------------------------------------------------------------------


NOTE 11 - COMMITMENTS AND CONTINGENCIES (Continued)

     Settlements (Continued)
     ----------------------
     In December 1999, a lawsuit was filed against NewCom, which, as amended, also included Aura and others. The plaintiff's sixth amended complaint purported to be a class action on behalf of a class alleged to consist of approximately 200,000 people who purchased a NewCom, aka Atlas Peripherals, computer product from various retail stores. In August 2001, the Company entered into a settlement Memorandum of Understanding, which limited the total Aura portion of the litigation to $400,000, payable in monthly installments of $10,000 to the plaintiffs. The parties have since entered into a definitive Settlement Agreement incorporating the terms of the Memorandum, which received final approval of the trial court in December 2001.

NOTE 12 - STOCKHOLDERS' EQUITY

     Series A Convertible, Redeemable Preferred Stock
     ------------------------------------------------
     The Board of Directors is authorized to issue from time to time up to 10,000,000 shares of preferred stock, in one or more series, and the Board of Directors is authorized to fix the dividend rates, any conversion rights or rights of exchange, any voting right, any rights and terms of redemption (including sinking fund provisions), the redemption price, liquidation preferences and any other rights, preferences, privileges and restrictions of any series of preferred stock. No amounts were outstanding as of February 28, 2002 and 2001.

     On March 25, 2003, the Board of Directors of the Company authorized 1,500,000 shares of Series A convertible, redeemable preferred stock (the "Series A") with a par value of $0.005. Each Series A share is convertible into common stock at $0.08 per share. The Series A can be converted at the option of the holder provided that the Company does not exercise the mandatory conversion on any date on or after March 31, 2004. The Company may exercise its right to mandatory conversion provided that the current market value of the Company's common stock equal or exceeds 120% of the then prevailing conversion price.

     The Series A has liquidation preference of $10 per share. In addition, the holders of the Series A are entitled to receive cumulative dividends at a rate of 5% per annum. Dividends are payable in arrears on the first day of each quarter, commencing on September 1, 2003. The shares can be redeemed on or after March 31, 2004 in whole or in part at a redemption price equal to $10 per share, plus the amount of any accumulated and unpaid dividends. As of March 31, 2003, the Company has 558,110 shares of Series A issued and outstanding.

     Common Stock
     ------------
     At February 28, 2003 and 2002, the Company had 500,000,000 shares of $0.005 par value common stock authorized for issuance.

                                             AURA SYSTEMS, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               February 28, 2003

--------------------------------------------------------------------------------


NOTE 12 - STOCKHOLDERS' EQUITY (Continued)

     Common Stock (Continued)
     -------------
     During the year ended February 28, 2003, the Company issued 41,700,830 shares of common stock for cash totaling $5,694,001 in private offerings to various third party investors.

     During the year ended February 28, 2003, the Company issued 923,077 shares of common stock totaling $207,692 from committed stock.

     During the year ended February 28, 2003, the Company cancelled 50,000 shares of common stock that were returned from vendor for a total of $30,000.

     During the third quarter of fiscal 2003, the Purchasers of a minority interest in Aura Realty (see Note 4) subscribed to purchase and paid for 21,366,347 shares of the Company's common stock for $1,493,000 at an average price of $0.07 per share under the Agreement. All of these shares were sold during the third quarter of fiscal 2003. The Company agreed to file a registration statement with the SEC within 60 days of acceptance of the subscription agreement and to issue up to 1,300,000 additional shares to the Purchasers if it failed to do so. The Company has not filed the required registration statement and will be obligated to issue the additional shares, but has not yet done so.

     During the year ended February 28, 2001, the Company issued shares of common stock which were recorded as a component of stockholder's equity (committed common stock) at February 29, 2000. The common stock could not be issued in fiscal 2000 due to the limitation on the number of shares authorized.

     During the year ended February 28, 2001, the Company issued 2,400,000 shares of common stock as a finder's fee for the Company's private placements and 1,775,824 shares of common stock for re-pricing a prior private placement of the Company. The finder's fee and re-pricing did not have any effect on total stockholders' equity.

     Debt Extinguishments and Settlements for Common Stock
     -----------------------------------------------------
     During the year ended February 28, 2003, the Company issued 659,175 shares of common stock in satisfaction of $169,740 in liabilities and contractual obligations.

     During the year ended February 28, 2002, the Company restructured $16,179,900 of debt and related accrued interest into 46,112,771 shares of common stock valued at $15,173,905, resulting in a pre-tax extraordinary gain for the early extinguishment of debt of $1,005,995. The original agreements called for the issuance of 29,428,000 shares of common stock in exchange for the debt, which would have resulted in a gain on extinguishment of debt of $4,316,645. However, the former debt holders were given certain protections if the Company were to sell any of its common stock subsequent to the settlement at prices less than $0.20 per share.

                                             AURA SYSTEMS, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               February 28, 2003

--------------------------------------------------------------------------------

NOTE 12 - STOCKHOLDERS' EQUITY (Continued)

     Debt Extinguishments and Settlements for Common Stock (Continued)
     -----------------------------------------------------
     Since the Company violated this agreement, the former debt holders were entitled to receive additional common shares amounting to 14,714,000. The value of these shares was $3,310,000, which has been recorded as an adjustment to the gain on extinguishment of debt.

     In addition, under the terms of the agreements, the Company was required to file a registration statement within 120 days of the agreement. If the Company failed to get a registration statement effective within 180 days of the closing of the agreement, the Company would be required to issue warrants for common stock equal to 5% multiplied by the aggregate number of shares of registrable stock (as defined) received by the former debt holder. The exercise price of these warrants is to be $0.20 per share, subject to adjustment. The Company is currently in default of this requirement. In addition, the Company was required to meet certain other covenants related to reserved and unissued shares. The Company is currently in default of these covenants as well.

     Due to these guaranteed share re-pricing agreements, which calls for additional re-pricing shares upon the issuance of shares at a lower price within a 12-month period, 14,714,000 of the common shares with a value totaling $3,310,650 were not issued as of February 28, 2002 and have been reflected on the consolidated statement of stockholders' equity as committed common stock.

     The gain, in addition to a $883,545 gain resulting from a creditor's forgiveness of the remaining balance of an unsecured note payable plus accrued interest, has been reflected as an extraordinary item in the accompanying consolidated financial statements.

     During the year ended February 28, 2002, the Company issued 8,500,502 shares of common stock in satisfaction of $278,801 in operating expenses and $2,734,613 of liabilities, of which $1,416,364 was long-term trade debt included in notes payable and other liabilities; 10,000,000 shares of common stock valued at $4,000,000 as partial settlement with Deutsche Financial Services; 8,947,631 shares of common stock for re-pricing a prior year private placement, and 1,743,801 shares of common stock as a finder's fee for a current year private placement. The finder's fee and re-pricing did not have any effect on total stockholders' equity.

     During the year ended February 28, 2001, the Company converted $2,949,365 of notes payable and accrued interest into 7,324,191 shares of common stock.

     During the year ended February 28, 2001, the Company issued 11,642,627 shares of common stock in satisfaction of $6,151,295 of liabilities, of which $3,748,384 was long-term trade debt included in notes payable and other liabilities.

                                             AURA SYSTEMS, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               February 28, 2003

--------------------------------------------------------------------------------

NOTE 12 - STOCKHOLDERS' EQUITY (Continued)

     Debt Extinguishments and Settlements for Common Stock (Continued)
     -----------------------------------------------------
     During the year ended  February  28,  2001,  the Company  issued  2,520,000 shares of common stock for the conversion of notes payable and accrued interest of $686,524; 541,667 shares of common stock in settlement of accrued and unpaid director's fees of $146,250; 12,500,000 shares of common stock valued at $3,100,000 for the Company's private placement, and 14,687,972 shares of common stock with a value of $5,200,000 to satisfy the liability for a class action settlement.

     Director Stock Options
     ----------------------
     The Company has granted nonqualified stock options to certain directors. Options were granted at fair market value at the date of grant, vested immediately, and were exercisable at any time within a 10-year period from the date of grant.


     A summary of the Company's outstanding options and activity under the director's plan is as follows:

                                                                    Weighted-
                                                                     Average
                                                          Number     Exercise
                                                        of Shares     Price
                                                        ---------  -------------
        Outstanding, February 28, 2000 and 2001          500,000   $ 2.06 - 2.30
           Expired                                       (50,000)  $ 2.06 - 2.30

                Outstanding, February 28, 2002 and 2003  450,000   $ 2.06 - 2.30
                                                        =========
                Exercisable, February 28, 2003           450,000   $ 2.06 - 2.30
                                                        =========

     Employee Stock Options
     ----------------------
     The 1989 Stock Option Plan has granted the maximum allowable number of options authorized. In March 2000, the Company's Board of Directors adopted the 2000 Stock Option Plan, a non-qualified plan which was subsequently approved by the stockholders. The 2000 Stock Option Plan authorizes the grant of options to purchase up to 10% of the Company's outstanding common shares. Shares currently under option generally vest ratably over a four- to five-year period.

     During the year ended February 28, 2003, the Company issued stock options to employees to purchase 11,026,000 of the Company's common stock and recorded $53,075 of compensation expense.

     During the year ended February 28, 2003, the Company issued stock options to various Board members and consultants to purchase 2,575,400 of the Company's common stock and recorded $192,208 and $196 of compensation and consulting expense, respectively.

                                             AURA SYSTEMS, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               February 28, 2003

--------------------------------------------------------------------------------

NOTE 12 - STOCKHOLDERS' EQUITY (Continued)

     Employee Stock Options (Continued)
     ----------------------
     Activity in the employee stock option plans was as follows:

                                                   1989 Plan                       2000 Plan
                                           ------------------------         ------------------------

                                                           Weighted-                       Weighted-
                                                            Average                         Average
                                             Number        Exercise            Number       Exercise
                                           of Shares        Price            of Shares        Price
                                           ---------  ----------------      -----------  ----------------
        Outstanding, February
          29, 2000                         5,867,000  $    1.44 - 7.31                -  $              -
            Granted                                -  $              -       17,565,500  $    0.31 - 0.60
            Canceled                          (5,000) $           3.00         (132,500) $           0.31
            Expired                         (431,000) $           0.44                -  $              -
                                           ---------                        -----------
        Outstanding, February
          28, 2001                         5,431,000  $    1.79 - 7.31       17,433,000  $    0.31 - 0.60
            Granted                                -  $              -       18,849,001  $    0.45 - 0.64
            Canceled                         (20,000) $           3.00         (428,250) $    0.31 - 0.45
            Expired                           (6,000) $           7.25                -  $              -
                                           ---------                        -----------
        Outstanding, February
          28, 2002                         5,405,000  $    1.79 - 7.31       35,853,751  $    0.31 - 0.64
            Granted                                -  $              -       13,601,400  $           0.24
            Expired                                -  $              -      (15,049,750) $           0.32
                                           ---------                        -----------
        Outstanding, February
          28, 2003                         5,405,000  $    1.79 - 7.31       34,405,401  $    0.31 - 0.64
                                           =========                        ===========
        Exercisable, February
          28, 2003                         5,405,000  $    1.79 - 7.31       24,288,272  $           3.31
                                           =========                        ===========

                                             AURA SYSTEMS, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               February 28, 2003

--------------------------------------------------------------------------------

NOTE 12 - STOCKHOLDERS' EQUITY (Continued)

     Employee Stock Options (Continued)

     The weighted-average remaining contractual life of the employee options outstanding at February 28, 2003 was 8.34 years. The exercise prices for the options outstanding at February 28, 2003 ranged from $0.07 to $7.31, and information relating to these options is as follows:

                                                         Weighted-   Weighted-
                                             Weighted-   Average     Average
                                             Average     Exercise    Exercise
    Range of      Stock         Stock        Remaining   Price of    Price of
    Exercise      Options       Options      Contractual Options     Options
    Prices        Outstanding   Exercisable  Life        Outstanding Exercisable
    ------------  -----------   -----------  ----------- ----------- -----------
    $0.07 - 0.35  13,519,400     8,473,229   8.76 years    $0.19       $0.22
    $0.36 - 3.00  23,385,001    18,894,043   8.45 years    $0.70       $0.74
    $3.01 - 7.31   2,906,000     2,326,000   5.39 years    $3.31       $3.31
                  ----------   -----------
                  39,810,401    29,693,272
                  ==========   ===========

     The Company has adopted only the disclosure provisions of SFAS No. 123. It applies APB Opinion No. 25 and related interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans other than for restricted stock and options issued to outside third parties. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under this plan consistent with the methodology prescribed by SFAS No. 123, the Company's net loss and loss per share would be reduced to the pro forma amounts indicated below for the years ended February 28, 2003, 2002, and 2001:
                                        2003            2002            2001
                                    -------------   -------------  -------------
        Net loss
            As reported             $(16,140,873)  $(24,936,895)   $(20,929,971)
            Pro forma               $(18,311,899)  $(26,368,716)   $(22,114,397)
        Basic loss per common share
            As reported             $      (0.04)  $      (0.08)   $      (0.08)
            Pro forma               $      (0.04)  $      (0.08)   $      (0.08)

     For purposes of computing the pro forma disclosures required by SFAS No. 123, the fair value of each option granted to employees and directors is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended February 28, 2003, 2002, and 2001: dividend yields of 0%, 0%, and 0%, respectively; expected volatility of 98%, 70%, and 50%, respectively; risk-free interest rates of 2.3%, 4.9%, and 6%, respectively; and expected lives of two, 2.14, and 1.5 years, respectively.

                                             AURA SYSTEMS, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               February 28, 2003

--------------------------------------------------------------------------------

NOTE 12 - STOCKHOLDERS' EQUITY (Continued)

     Employee Stock Options (Continued)
     ----------------------
     The weighted-average fair value of these options was $0.09, and the weighted-average exercise price was $0.06.

     The  Black-Scholes   option  valuation  model  was  developed  for  use  in
     estimating the fair value of traded options which do not have vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     Warrants
     --------
     During the year ended February 28, 2003 and in relation to the Agreement entered into on December 1, 2002 (see Note 4), the Company issued warrants to purchase 15,000,000 shares of the Company's common stock as incentive for the Purchasers to enter into the Agreement.

     Per the Agreement, the warrants expire in five years, and the exercise prices are as follows:

     - $0.15 per share during the first 24 months after closing
     - $0.20 per share from the 25th month after closing
     - $0.25 per share from the 37th month after closing

     The Company agreed to file a registration statement with the SEC within 60 days of closing under the Agreement and to issue up to 5,500,000 additional warrants to the Purchasers if it failed to do so. The Company has not filed the required registration statement and will be obligated to issue the additional warrants, but has not yet done so.

     At February 28, 2003 and 2002, there were warrants outstanding to purchase 48,956,727 and 33,956,727 shares, respectively, of the Company's common stock, exercisable at an average price of $0.20 and $0.71, respectively, per share.

     As of February 28, 2003, the aggregate number of outstanding options, warrants, and common share equivalents was significantly in excess of the authorized, but unissued number of shares of the Company's common stock. Management intends to seek shareholder approval of an increase in the Company's authorized shares sufficient to satisfy all existing commitments and create available shares for potential future investments. However, such approval is not guaranteed.

                                             AURA SYSTEMS, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               February 28, 2003

--------------------------------------------------------------------------------

NOTE 13 - INCOME TAXES

     The Company has not incurred any income tax expense since inception. The actual tax benefit differs from the expected tax benefit computed by applying the United States federal corporate tax rate of 34% to loss before income taxes as follows for the years ended February 28, 2003, 2002 and 2001:
                                        2003            2002            2001
                                    -------------   -------------  -------------
      Expected tax benefit              34.0%             34.0%            34.0%
      State income taxes, net
        of federal benefit               6.0               6.0              6.0
      Changes in valuation allowance   (40.0)            (40.0)           (40.0)
                                    -------------   -------------  -------------
                Total                    -  %              -  %             -  %
                                    =============   =============  =============

     The following table summarizes the significant components of the Company's deferred tax asset at February 28, 2003 and 2002:
                                                        2003            2002
                                                    -------------  -------------
        Deferred tax asset
          Property, plant, and equipment and other  $  4,800,000   $  3,600,000
          Net operating loss carryforward            104,800,000     99,000,000
        Valuation allowance                         (109,600,000)  (102,600,000)

                Net deferred tax asset              $          -   $          -

     The Company recorded an allowance of 100% for its net operating loss carryforward due to the uncertainty of its realization.

     A provision for income taxes has not been provided in these financial statements due to the net loss. At December 31, 2002, the Company had operating loss carryforwards of approximately $262,000,000, which expire through 2023.


NOTE 14 - EMPLOYEE BENEFIT PLANS

     The Company sponsored two employee benefit plans: The Employee Stock Ownership Plan (the "ESOP") and a 401(k) plan. In addition, the options granted under the 1989 and 2000 Stock Option Plans are valid and subject to exercise.

     The ESOP is a qualified discretionary employee stock ownership plan that covers substantially all employees. The Company did not make any contributions to the ESOP during the years ended February 28, 2003, 2002, and 2001.

                                             AURA SYSTEMS, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               February 28, 2003

--------------------------------------------------------------------------------

NOTE 14 - EMPLOYEE BENEFIT PLANS (Continued)

     The Company sponsors a voluntary, defined, contribution 401(k) plan. The plan provides for salary reduction contributions by employees and matching contributions by the Company of the first 7% of the employees' pre-tax contributions. The matching contributions by the Company included in selling, general, and administrative expenses were $44,720, $58,025, and $49,152 for the years ended February 28, 2003, 2002, and 2001, respectively.


NOTE 15 - RELATED PARTY TRANSACTIONS

     During the year ended February 28, 2002, the Company entered into a short-term loan agreement with a member of the Board of Directors for $250,000, bearing interest at 10% per annum. The note payable, including accrued interest of $2,500, was repaid within the third quarter.

     In December 2001, following deliberations by the Compensation Committee and the Board of Directors in consultation with independent consultants and after concluding discussions with the affected members of the management, team the Company entered into separation agreements with Messrs. Kurtzman, Papazian, Schwartz, Kaufman, and Veen and Ms. Kurtzman Lavut, terminating their existing employment contracts and restructuring their severance benefits. Pursuant to these separation agreements, these individuals terminated their employment relationship with the Company effective February 28, 2002.

     Under the terms of the separation agreements, the departing officers relinquished their rights to any multi-year, cash, severance benefits in exchange for a one time grant of stock options and warrants, exercisable at $0.55 per share, which vest over a period of 18 months from the termination of employment. The aggregate number of shares underlying the options and warrants issued under these separation agreements is 22,218,750. The number of stock options for each person was determined based on the underlying total compensation due to the employee upon termination under each person's existing employment agreement, multiplied by two and divided by $0.32 per share.

     Each of the officers has agreed to continue as a consultant to the Company for a period of one year at 85% of his/her former compensation. In addition, each executive is entitled to receive continued medical benefits for three years following termination of employment

                                             AURA SYSTEMS, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               February 28, 2003

--------------------------------------------------------------------------------


NOTE 15 - RELATED PARTY TRANSACTIONS (Continued)

     On December 1, 2002, the Company entered into a Sale and Leaseback Agreement with a group of individuals, including five individuals who were members of the Company's former management, who separated from the Company at the end of February 2002, pursuant to which the Company agreed to sell Aura Realty to the Purchasers and enter into a 10-year lease of the properties owned by Aura Realty (see Note 4).

     In February 2003, the Company entered into convertible notes payable agreements with a group of investors, which included five members of the Company's former management. The notes payable bear interest at 8% per annum, mature at various dates, and are convertible into shares of the Company's convertible, redeemable preferred stock at a rate of $1 for each $2.20 of convertible, redeemable preferred shares (see Note 9).

NOTE 16 - SEGMENT INFORMATION

     The Company is a United States based company providing advanced technology products to various industries. The principal markets for the Company's products are North America, Europe, and Asia. All of the Company's operating long-lived assets are located in the United States. The Company operates in one segment.

     Total net revenues from customer geographical segments are as follows for the years ended February 28, 2003, 2002, and 2001:

                                        2003            2002            2001
                                    -------------   -------------  -------------
        United States               $     997,000   $   2,792,000  $   2,464,000
        Canada                             27,000          39,000         31,000
        Europe                             21,000         218,000              -
        Asia                               59,000          67,000        18,000
                                    -------------   -------------  -------------
                Total               $   1,104,000   $   3,116,000  $   2,513,000
                                    =============   =============  =============

                                             AURA SYSTEMS, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               February 28, 2003

--------------------------------------------------------------------------------


NOTE 17 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     The following tables list the Company's quarterly financial information for the years ended February 28, 2003, 2002, and 2001:

                                                                  2003
                            ---------------------------------------------------------------------------------------

                               First              Second           Third              Fourth           Total
                               Quarter            Quarter          Quarter            Quarter          Year
                            ----------------  ---------------- ----------------- --------------- ------------------
        Net revenues          $     183,739     $     272,978    $      423,066    $     223,987   $     1,103,770
        Gross profit          $     102,753     $     127,858    $      223,912    $      78,148   $       532,671
        Loss from
          operations          $  (3,290,539)    $  (5,219,668)   $   (2,238,263)   $  (2,825,208)  $   (13,573,678)
        Net loss              $  (3,958,201)    $  (5,694,039)   $   (2,334,550)   $  (4,154,083)  $   (16,140,873)
        Basic and diluted
          loss per share      $      (0.01)     $       (0.01)   $            -    $      (0.01)   $         (0.04)

                                                                   2002
                            ---------------------------------------------------------------------------------------

                               First              Second           Third              Fourth           Total
                               Quarter            Quarter          Quarter            Quarter          Year
                            ----------------  ---------------- ----------------- --------------- ------------------
         Net revenues         $   2,874,569     $     863,773    $      306,126    $    (928,173)  $     3,116,295
         Gross profit (loss)  $   1,433,946     $     550,099    $      137,252    $  (1,996,609)  $       124,688
         Loss from
           operations         $  (3,393,606)    $  (5,248,819)   $   (3,871,227)   $ (11,933,279)  $   (24,446,931)
         Net loss             $  (2,105,698)    $  (6,034,811)   $   (1,094,577)   $ (15,701,809)  $   (24,936,895)
         Basic and diluted
           loss per share     $      (0.01)     $       (0.02)   $            -    $      (0.05)   $         (0.08)

                                                                   2002
                            ---------------------------------------------------------------------------------------

                               First              Second           Third              Fourth           Total
                               Quarter            Quarter          Quarter            Quarter          Year
                            ----------------  ---------------- ----------------- --------------- ------------------
         Net revenues         $     381,521     $     386,885    $      501,802    $   1,242,300   $     2,512,508
         Gross profit (loss)  $  (2,132,836)    $  (2,169,177)   $   (1,880,860)   $   7,478,744   $     1,295,871
         Loss from
           operations         $  (4,368,400)    $  (5,865,853)   $   (3,755,452)   $  (6,639,495)  $   (20,629,200)
         Net loss             $  (2,610,266)    $  (6,726,320)   $   (4,653,019)   $  (6,940,366)  $   (20,929,971)
         Basic and diluted
           loss per share     $      (0.01)     $       (0.03)   $        (0.02)   $      (0.02)   $         (0.08)

                                             AURA SYSTEMS, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               February 28, 2003

--------------------------------------------------------------------------------


NOTE 18 - SUBSEQUENT EVENTS

     Subsequent to February 28, 2003, the Company issued convertible notes payable to a group of investors, which included five members of the Company's former management, totaling $616,500. The notes bore interest at 5% per annum and were due on demand no later than May 31, 2003. The notes were convertible into $10 per share face value Series A convertible, redeemable preferred stock (the "Series A Preferred") at a discount. Each $1 of convertible notes could be converted into $2.20 of the face value of the Series A Preferred.

     On March 31, 2003, the Company converted $1,192,424 of convertible notes payable, including the above notes payable and accrued interest of $5,599, and issued 263,565 shares of the Series A Preferred to the investors represented by the company whose principals are former management of the Company. Each share of preferred stock is convertible into 125 shares of common stock.

     On March 31, 2003, the Company converted $2,413,073 of convertible notes payable, including accrued interest of $66,635, and issued 270,455 shares of the Series A Preferred to a third party group of investors, which included five members of the Company's former management. Each share of the preferred stock is convertible into 125 shares of common stock.

     Subsequent to February 28, 2003, the Company issued 24,090 shares of the Series A Preferred to various investors for cash totaling $109,500 in a private placement.

     Subsequent to February 28, 2003, the Company issued convertible notes payable to third party investors totaling $200,000. The notes bear interest at 5% per annum and are due on demand no later than August 29, 2003. The notes are convertible into the Series A Preferred at $10 per share.

     Subsequent to February 28, 2003, the Company entered into a note payable agreement for $200,000. The note payable bears interest at a fixed rate of $10,000. The note payable and the $10,000 fixed fee mature on June 7, 2003. On the maturity date of the note payable, the Company will issue warrants to purchase 1,000,000 shares, which was later modified to 3,000,000 shares, of the Company's common stock with an exercise price of $0.05, expiring on June 7, 2006. The warrants are to be included in the next S-1 filing. The note is secured by 177,777 shares of Telemac. As of July 8, 2003, the note was in default. The Company is in negotiations to obtain new financing from a different investor to replace this note payable agreement.

     Subsequent to February 28, 2003, the Company sold 110,000 shares of its Telemac common stock investment for cash totaling $247,500 (see Note 6).

     Subsequent to February 28, 2003, the Company settled $56,000 of various trade payables for $14,000.

                            SUPPLEMENTAL INFORMATION

               INDEPENDENT AUDITOR'S REPORT ON FINANCIAL STATEMENT SCHEDULE


          To the Board of Directors and Stockholders Aura Systems, Inc. and subsidiaries


               Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The consolidated supplemental schedule II is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

               Our report covering the basic financial statements indicates that there is substantial doubt as to the Company's ability to continue as a going concern, the outcome of which cannot presently be determined and that the financial statements do not include any adjustments that might result from the outcome of this uncertainty.



               SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

               Los Angeles, California

               July 8, 2003

                                             AURA SYSTEMS, INC. AND SUBSIDIARIES
                                 VALUATION AND QUALIFYING ACCOUNTS - SCHEDULE ii
                                          For the Years Ended February 28, 2003

--------------------------------------------------------------------------------

                                                  Balance,        Additions        Deductions          Balance,
                                                 Beginning       Charged to           from               End
                                                  of Year        Operations          Reserve           of Year
                                              ----------------  ----------------  ---------------  ----------------
Reserve for doubtful accounts

   February 28, 2003                           $       150,000  $         94,310  $             -  $        244,310
                                              ================  ================  ===============  ================
   February 28, 2002                           $       160,000  $              -  $       (10,000) $        150,000
                                              ================  ================  ===============  ================
   February 28, 2001                           $     7,673,217  $      1,339,696  $    (8,852,913) $        160,000
                                              ================  ================  ===============  ================
Reserve for obsolete inventories

   February 28, 2003                           $     1,795,411  $              -  $      (117,411) $      1,678,000
                                              ================  ================  ===============  ================
   February 28, 2002                           $       291,404  $      1,510,871  $        (6,864) $      1,795,411
                                              ================  ================  ===============  ================
   February 28, 2001                           $       326,936  $              -  $       (35,532) $        291,404
                                              ================  ================  ===============  ================
Reserve for investment

   February 28, 2003                           $     1,822,487  $        700,000  $             -  $      2,522,487
                                              ================  ================  ===============  ================
   February 28, 2002                           $       388,652  $      1,433,835  $             -  $      1,822,487
                                              ================  ================  ===============  ================
   February 28, 2001                           $       148,652  $        240,000  $             -  $        388,652
                                              ================  ================  ===============  ================

   The accompanying notes are an integral part of these financial statements.
                                       44