Form 10-Q
period 2003-05-31
AURA SYSTEMS INC
filed 2003-08-21
CIK 826253

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended May 31, 2003          Commission File Number 000-17249

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

                        YES               NO      X
                        ---------------  ---------------

     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

               Class                            Outstanding at August 20, 2003

Common Stock, par value $0.005 per share              430,923,150 Shares

                       AURA SYSTEMS, INC. AND SUBSIDIARIES

                                      INDEX

                                                                        Page No.

PART I. FINANCIAL INFORMATION

     ITEM 1. Financial Statements

          Statement Regarding Financial Information                            2

          Condensed Consolidated Balance Sheets as of May 31, 2003
          (Unaudited)and February 28, 2003                                     3

          Condensed  Consolidated  Statements of Operations for the Three
          Months Ended May 31, 2003 (Unaudited) and 2002 (Unaudited)           4

          Condensed  Consolidated  Statements of Cash Flows for the Three
          Months Ended May 31, 2003 (Unaudited) and 2002 (Unaudited)           5

          Notes to Condensed Consolidated Financial Statements (Unaudited)     6

     ITEM 2.  Management's  Discussion  and Analysis of Financial  Condition
              and Results of Operations                                       11

     ITEM 4. Controls and Procedures                                          15

PART II. OTHER INFORMATION

     ITEM 1. Legal Proceedings                                                16

     ITEM 2. Changes in Securities                                            16

     ITEM 6. Exhibits and Reports on Form 8-K                                 16

SIGNATURES AND CERTIFICATIONS                                                 17

                       AURA SYSTEMS, INC. AND SUBSIDIARIES

                           QUARTER ENDED MAY 31, 2003






PART I.  FINANCIAL INFORMATION

The consolidated financial statements included herein have been prepared by Aura Systems, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). As contemplated by the SEC under Rule 10-01 of Regulation S-X, the accompanying consolidated financial statements and footnotes have been condensed and therefore do not contain all disclosures required by accounting principles generally accepted in the United States of America. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended February 28, 2003 as filed with the SEC (file number 000-17249).

                       AURA SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                               May 31. 2003         February 28,
Assets                                                                          (Unaudited)             2003
------                                                                        ---------------      ----------------
Current assets:
Cash and cash equivalents                                                     $       125,489      $        163,693
Receivables, net                                                                      175,213               410,717
Inventories, net                                                                    1,438,850             1,414,500
Notes receivable                                                                      214,505               210,272
Other current assets                                                                  595,043               166,589
                                                                              ---------------      ----------------
       Total current assets                                                         2,549,100             2,365,771

Property and equipment, at cost                                                    13,839,349            13,839,351
Less accumulated depreciation and amortization                                   (  6,615,215)           (6,495,840)
                                                                              ---------------      ----------------
Net property and equipment                                                          7,224,134             7,343,511

Non-current inventories                                                             7,573,225             7,573,225
Long term investments                                                                 697,500             1,000,000
Long term receivables                                                               1,950,880             2,006,121
Patents and trademarks, net                                                         2,676,522             2,753,603
Other assets                                                                          615,017               725,635
                                                                              ---------------      ----------------
      Total assets                                                              $  23,286,378           $23,767,866
                                                                              ===============      ================

Liabilities and Stockholder's Equity
Current liabilities:
Accounts payable                                                               $    3,085,449      $      2,753,503
Notes payable                                                                       9,610,335             9,542,786
Convertible notes                                                                     825,000             3,762,317
Accrued expenses                                                                    1,615,035             1,772,936
Deferred income                                                                       160,500               160,500
                                                                              ---------------      ----------------
Total current liabilities                                                          15,296,319            17,992,042

Notes payable and other liabilities                                                    38,491                40,275

Minority interest in consolidated subsidiary                                        1,058,847             1,023,373

COMMITMENTS AND CONTINGENCIES
Stockholders' equity
----------------------------------------------------------------------
    Series A Convertible,  Redeemable  Preferred stock par value $0.005
    per  share  and  additional  paid  in  capital.   1,500,000  shares
    authorized,  558,110 shares issued and outstanding at May 31, 2003;             3,937,176                    --
    none at February 28, 2003.

    Common stock par value $0.005 per share and additional paid in capital.
    500,000,000 shares authorized, 430,923,150 issued and outstanding at May
    31 and February 28, 2003.
                                                                                  305,898,468           305,429,815

    Committed common stock                                                          3,102,958             3,102,958

    Accumulated deficit                                                          (306,045,881)         (303,820,597)
                                                                              ---------------      ----------------
       Total stockholders' equity                                                   6,892,721             4,712,176
                                                                              ---------------      ----------------
       Total liabilities and stockholders' equity                               $  23,286,378           $23,767,866
                                                                              ===============      ================



     See accompanying notes to condensed consolidated financial statements.

                       AURA SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    THREE MONTHS ENDED MAY 31, 2003 AND 2002
                                   (Unaudited)


                                                            Three Months
                                                            ------------

                                                     2003                2002
                                                  -----------       ------------

Net Revenues                                     $    97,612          $ 183,739

     Cost of goods                                    66,783             80,985
                                                  -----------       ------------

Gross Profit                                          30,829            102,754

Expenses
     Engineering, research and
     development expenses
                                                     496,072          1,232,818
     Selling, general and administrative           1,177,768          2,160,475
                                                  -----------       ------------
     Total costs and expenses                      1,673,840          3,393,293
                                                  -----------       ------------

 Loss from operations                             (1,643,011)        (3,290,539)

Other (income) and expense
     Interest expense, net                           644,088             82,234
     Other (income) expense, net                     (31,695)           585,429
     Minority interest in net income of
       consolidated subsidiary                         5,474                 --
                                                  -----------       ------------

Loss before extraordinary item                    (2,290,878)        (3,958,201)
                                                  -----------       ------------

Extraordinary item
     Gain on extinguishment of debt obligations,
     net of income taxes of $0                        65,594                 --
                                                  -----------       ------------

Net loss                                         $(2,225,284)       $(3,958,201)
                                                 ============       ============

Basic and diluted loss per share
  Before extraordinary item                    $      (0.005)   $        (0.010)
                                                 ============       ============
  Extraordinary item                           $          --                 --
                                                 ============       ============
  Total basic and diluted loss per share       $      (0.005)   $        (0.010)
                                                 ============       ============
Weighted average shares used to
compute basic and diluted loss per share         430,923,150        398,236,320
                                                 ============       ============


     See accompanying notes to condensed consolidated financial statements.

                       AURA SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE THREE MONTHS ENDED MAY 31, 2003 AND 2002
                                   (Unaudited)

                                                     2003                2002
                                                  -----------       ------------
Net cash used in operations                      $ (1,301,226)     $ (3,969,869)

Investing activities:

Proceeds from sale of investment                      302,500                --
Note receivable                                        51,008            40,944
                                                  -----------       ------------
Net cash provided by investing activities             353,508            40,944

Financing activities:

Issuance of debt                                      644,214                --
Repayment of debt                                     (44,198)         (250,000)
Issuance of convertible notes                         200.000                --
Net proceeds from sale of common stock                    --          4,135,000
Net proceeds from sale of Series A preferred stock                           --
                                                  -----------       ------------
                                                      109,500

Net cash provided by financing activities:            909,516          3,885,000
                                                  -----------       ------------

Net increase (decrease) in cash                       (38,202)          (43,925)

Cash and cash equivalents at beginning of period      163,693         1,143,396
                                                  -----------       ------------

Cash and cash equivalents at end of period        $   125,491        $1,099,471
                                                  ===========       ============


Supplemental disclosures of cash flow
       information Cash paid during
       the period for:
              Interest                            $   58,587         $   43,167



Unaudited supplemental disclosure of noncash investing and financing activities:

During the three months ended May 31, 2003, the Company:
         - exchanged $3,605,973 of convertible notes payable, plus accrued interest, for 534,020 shares of Series A Convertible, Redeemable Preferred Stock.


During the three months ended May 31, 2002, the Company:
         - issued 292,508 shares of the Company's common stock in satisfaction of $92,140 in liabilities.





See  accompanying notes to condensed consolidated financial statements.

                               AURA SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  May 31, 2003
                                   (Unaudited)


1)       Basis of Presentation

         The condensed consolidated financial statements include the accounts of Aura Systems, Inc. and subsidiaries ("the Company"). All inter-company balances and inter-company transactions have been eliminated. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (which include normal recurring adjustments) and reclassifications for comparability necessary to present fairly the financial position of Aura Systems, Inc. and subsidiaries at May 31, 2003 and the results of its operations for the three months ended May 31, 2003 and 2002.
         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

2)       Going Concern

         In connection with the audit of its consolidated financial statements for the year ended February 28, 2003, the Company received a report from its independent auditors that includes an explanatory paragraph describing uncertainty as to the Company's ability to continue as a going concern. Except as otherwise disclosed, the condensed consolidated financial statements have been prepared on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

         The Company continues to experience acute liquidity challenges. The Company had cash of approximately $100,000 and $200,000 at May 31 and February 28, 2003, respectively. For the three months ended May 31, 2003 and the year ended February 28, 2003, the Company incurred a net loss of approximately $2,200,000 and $16,100,000, respectively, on net revenues of approximately $100,000 and $1,100,000, respectively. The Company had working capital deficiencies at May 31 and February 28, 2003 of approximately $12,700,000 and $15,600,000, respectively. These conditions, combined with the Company's historical operating losses, raise substantial doubt as to the Company's ability to continue as a going concern. At July 31, 2003, the Company had less than $100,000 of cash.

         The Company requires additional debt or equity financing to fund ongoing operations. The Company is seeking to raise additional capital; however, there can be no assurance that the Company will raise sufficient capital to fund ongoing operations. The issuance of additional shares of equity in connection with such financing could dilute the interests of existing stockholders of the Company and such dilution could be substantial. The Company must increase its authorized shares in order to be able to sell common equity and intends to propose to stockholders such action as well as a reverse stock split of its common shares; there can be no assurance that either such action will be approved. The inability to secure additional funding could result in the Company having to cease operations.

         The cash flow generated from the Company's operations to date has not been sufficient to fund its working capital needs, and the Company does not expect that operating cash flow will be sufficient to fund its working capital needs in its fiscal year ending February 28, 2004. In the past, in order to maintain liquidity, the Company has relied upon external sources of financing, principally equity financing and private and bank indebtedness. The Company expects to fund any operating shortfall in the current fiscal year from cash on hand, sales of non-core assets and external financings. Currently, the Company has no firm commitments from third parties to provide additional financing and there can be no assurance that financing will be available at the times or in the amounts required. If future financing involves the issuance of equity securities, existing stockholders may suffer dilution in net tangible book value per share and such dilution may be significant. If financing cannot be arranged in the amounts and at the times required, the Company will cease operations. The Company has no bank line of credit.

3)       Capital

         In March 25, 2003, the Board of Directors of the Company authorized 1,500,000 shares of Series A convertible, redeemable preferred stock (the "Series A Preferred") with a par value of $0.005. Each Series A Preferred share is convertible into common stock at $0.08 per share. The Series A Preferred can be converted at the option of the holder provided that the Company does not exercise the mandatory conversion on any date on or after March 31, 2004. The Company may exercise its right to mandatory conversion provided that the current market value of the Company's common stock equal or exceeds 120% of the then prevailing conversion price. As the redemption of the Series A Preferred is at the option of the company, all preferred outstanding has been classified as equity in the accompanying condensed consolidated financial statements. In the event that circumstances occur which cause the Series A Preferred to be redeemable at the option of the holder or manditorily redeemable on some future event or date, the Series A Preferred would be reclassified out of equity.

         The Series A Preferred has liquidation preference of $10 per share. In addition, the holders of the Series A Preferred are entitled to receive cumulative dividends at a rate of 5% per annum. Dividends are payable in arrears on the first day of each quarter, commencing on September 1, 2003. The shares can be redeemed on or after March 31, 2004 in whole or in part at a redemption price equal to $10 per share, plus the amount of any accumulated and unpaid dividends.

         In the three months ended May 31, 2003, Series A Convertible, Redeemable Preferred Stock ("Series A Preferred") outstanding increased by a total of 558,110 shares as follows: 534,020 shares in exchange for convertible notes payable, plus accrued interest, totaling approximately $3,700,000 and 24,090 shares for $109,500 cash proceeds. As of May 31, 2003 the cumulative preferred dividends were not material the Company's financial statements. Additionally, cumulative preferred dividends in future periods will be disclosed as a reduction in the net loss available to common shareholders.

         The Company did not issue shares of Common Stock during the quarter ended May 31, 2003.

4)       Inventories

         Inventories, stated at the lower of cost (first in, first out) or market, consist of the following:


                                             May 31. 2003     February 28,
                                             (unaudited)        2003
                                             ----------      ------------

 Raw materials                               $3,886,841      $ 3,846,439
 Finished goods                               6,803,234        6,819,286
 Reserved for potential product obsolescence (1,678,000)      (1,678,000)
                                             -----------     ------------
                                              9,012,075        8,987,725
 Non-current portion                          7,573,225        7,573,225
                                             ===========     ------------
                                             $1,438,850      $ 1,414,500
                                             ===========     ============


         Inventories consist primarily of components and completed units for the Company's AuraGen product.

         Management has analyzed its inventories based on its current business plan, backlog, and pending proposals with perspective customers and has determined that the Company does not expect to realize all of its inventories within the 12-month period ending May 31, 2004. Because of this, the Company has assessed the net realizability of these assets, the proper classification of the inventory, and the potential obsolescence of inventory for the future if sales do not materialize. In these evaluations, management has recorded a reserve of $1,678,000 at May 31 and February 28, 2003. The net inventories as of May 31 and February 28, 2003 which are not expected to be realized within a 12-month period have been reclassified as long term.

5)       Significant Customers
         In the three months ended May 31, 2003, the Company sold AuraGen related products to three significant customers for a total of approximately $68,000 or 69% of net revenues. None of these customers are related to or affiliated with the Company.

         At May 31, 2003, the Company held accounts receivable from two of these significant customers for a total of approximately $56,000 or 18% of net receivables. None of these customers are related to or affiliated with the Company.

6)       Contingencies
         The Company is engaged in certain material legal proceedings as described in Item 3 of the Company's Form 10-K for the year ended February 28, 2003 as filed with the SEC. In the case of a judgment or settlement, appropriate provisions have been made in the financial statements.

7)       Notes Payable and Other Liabilities

         Notes payable and other liabilities consist of the following:

                                             May 31, 2003        February 28,
                                             (unaudited)            2003
                                            ---------------     ----------------
         Notes payable-buildings (a)        $    5,030,572      $     5,058,774
         Convertible notes payable (b)                  --            2,012,320
         Convertible notes payable (c)             625,000            1,750,000
         Convertible notes payable (d)             200,000                   --
         Litigation payable (e)                  2,201,604            2,201,604
         Trade debt (f)                          1,204,144            1,308,533
         Note payable-related party (g)          1,000,000            1,000,000
         Note payable (h)                          200,000                   --
         Notes payable-equipment (i)               12,5077               14,147
                                            ---------------     ----------------
                                                10,473,826           13,345,378
         Less: current portion                  10,435,335           13,305,103
                                            ---------------     ----------------
         Long-term portion                  $       38,491      $        40,275
                                            ==================  ================


(a) Notes payable-buildings consist of a 1st Trust Deed on two buildings in California bearing interest at the rate of 7.625%. A final balloon payment is due in Fiscal 2009. In April 2003, the Company defaulted on these notes payable and the notes remain in default at July 31, 2003. As such, these notes payable were classified as current liabilities at May 31 and February 28, 2003.

(b) The notes payable bear interest at 5% per annum, mature at various dates, and are convertible into shares of the Company's Series A Preferred at a rate of $1.00 principal amount of notes for each $2.20 of Series A Preferred. During the quarter ended May 31, 2003, the Company issued an additional $466,500 of these notes payable and recorded interest expense of $466,500 related to the conversion feature thereon. On March 31, 2003, the Company completed the conversion of these notes into Series A Preferred (see Note 3).

(c) The notes carry an 8% interest rate and are convertible into common stock at various conversion rates. During the quarter ended May 31, 2003, the Company issued an additional $200,000 of these convertible notes payable. In March, 2003, the conversion of $1,125,000 of the notes was completed (see Note 3). The conversion feature on the notes approximated fair value of the underlying shares at the date of issuance.

(d) The litigation payable represents the legal settlements entered into by Aura with various parties. These settlements call for payment terms with 8% interest rate to the plaintiffs through fiscal 2004.

(e) On May 29, 2003, the Company received $200,000 of interim funding and issued term notes bearing interest at 5% per annum, convertible into shares of Series A Preferred. The conversion feature on the notes approximated fair value of the underlying shares at the date of issuance.

(f)      Trade debt was restructured  with payment terms over a three-year period with interest at 8% per annum commencing in January 2000.

               During the quarter ended May 31, 2003 and the year ended February 28, 2003, the Company settled $59,818 and $1,456,213, respectively, of this trade debt, including accrued interest, for $14,356 and $385,142, respectively. The gains on the extinguishment of debt of $65,594 and $1,050,995, which are reflected as extraordinary items in the quarter ended May 31, 2003 and the year ended February 28, 2003, respectively, resulted in extraordinary income per share of less than $0.01 in each period. To fund these transactions, the Company issued $307,862 of the convertibles notes payable described in (b) above in the year ended February 28, 2003.

(g) Note payable - related party consisted of a $1,000,000 note payable, which was entered into in connection with the sale of a minority interest in Aura Realty, as more fully described in the Company's Form 10-K for the year ended February 28, 2003 as filed with the SEC. The note bears interest at 12.3% per annum and is secured by a security interest in a certain note receivable. The Company is required to make interest only payments for the first 17 months of the term, and the $1,000,000 principal is due on May 31, 2004.

(h)      During the quarter ended May 31, 2003, the Company entered into a note payable agreement for $200,000. The note payable bears interest at a fixed rate of $10,000. The note payable and the $10,000 fixed fee mature on June 7, 2003. On the maturity date of the note payable, the Company will issue warrants to purchase 1,000,000 shares, which was later modified to 3,000,000 shares, of the Company's common stock with an exercise price of $0.05, expiring on June 7, 2006. The warrants are to be included in the next S-1 filing. The note is secured by 177,777 shares of one of the Company's long term investments. As of July 8, 2003, the note was in default. In August 2003, the Company issued warrants to purchase 3,000,000 shares of common stock in relation to this note. The Company is in negotiations to obtain new financing from a different investor to replace this note payable agreement.

(i)      Notes payable-equipment consists of a note maturing in February 2005 with an interest rate of 8.45%.

8)       Subsequent Events

          Between May 29 and July 11, 2003, the Company received $600,000 of interim funding from Koyah Leverage Partners, LLP to meet its immediate cash needs and issued term notes bearing interest at 5% per annum, convertible into shares of Series A Preferred (the "Term Notes"). From July 24, 2003 through August 20, 2003, the Company has received an additional $646,086 of interim funding. These amounts are evidenced by secured notes payable (the "Secured Notes") on October 24, 2003, which date automatically extends to January 24, 2004 if the Company has not received $2,000,000 of additional funding by October 24, 2003. The Secured Notes bear interest at 10% per annum and are convertible at the option of the holder into new debt or equity securities at of the Company at a 20% discount to the best terms by which such new debt or equity is sold to any new investor. The Secured Notes may be prepaid on notice at a 20% premium. Repayment of the Secured Notes is secured by substantially all the assets of the Company (with limited exceptions). The $600,000 of Term Notes were replaced with Secured Notes as part of this transaction. Although the Company is in discussions with the investor with regard to further financing, there can be no assurance that additional financing will be obtained.

         On June 11, 2003, the Company sold a portion of one of its long-term investments realizing net proceeds of approximately $112,500. The Company intends to sell the remainder of this investment and is actively seeking buyers but has no commitments from any buyers at this time.

         In June 2003, the Company received an order for over $1,000,000 of AuraGen(R) units, including mounting brackets and installation, from an existing customer. As of August 20, 2003, approximately $240,000 of this order has been delivered. The remainder of this order will be delivered at the customer's request through June 2006.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

         This Form 10-Q report may contain forward-looking statements which involve risks and uncertainties. Such forward-looking statements include, but are not limited to, statements regarding future events and the Company's plans and expectations. The Company's actual results may differ significantly from the results discussed in forward-looking statements as a result of certain factors, including those discussed in the Company's Form 10-K for the period ended February 28, 2003 and this report. The Company expressly disclaims any obligations or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations or any events, conditions or circumstances on which any such statement is based. This report includes product names, trade names and marks of companies other than the Company. All such company or product names are trademarks, registered trademarks, trade names or marks of their respective owners and are not the property of the Company.

Results of Operations

         For the three month period ended May 31, 2003

         The Company's net loss for the three months ended May 31, 2003 (the "First Quarter FY2004") was $2,225,284 compared to a net loss of $3,958,201 for the three months ended May 31, 2002 (the "First Quarter FY2003"). Net operating revenues and gross profit were $97,612 and $30,829, respectively, in the First Quarter FY2004 and $183,739 and $102,754, respectively, in First Quarter FY2003.

         Net revenues for the First Quarter FY2004 decreased to $97,612 from $183,739 in the First Quarter FY2003. This represents a decrease of $86,127 (47%) from the First Quarter FY2003. Revenues are lower in Fiscal 2004 due largely to the Company's financial condition adversely impacting sales.

         Cost of goods decreased to $66,783 in the First Quarter FY2004 from $80,985 in the First Quarter FY2003. This 18% decrease was smaller than the change in net revenues (47%) resulting in a reduction in gross margin to 32% in First Quarter FY2004 from 56% for First Quarter FY2003. This reduction in gross margin results from a normal level of expense associated with warranty and demo units against an unusually low amount of revenue. The Company's cost for the goods included in revenue for the quarter was consistent with the historical gross margins. Cost of goods includes only the direct material and labor costs incurred.

         Engineering, research and development expenses decreased by $736,746 (60%) to $496,072 in the First Quarter FY2004 from $1,232,818 in the First Quarter FY2003. The decrease was primarily due to the cost control efforts taken throughout fiscal 2003 and into the First Quarter FY2004, most significantly, reductions in headcount. Labor and labor related costs included in engineering expense amounted to approximately $468,000 in the First Quarter FY2004, compared to approximately $774,000 in the First Quarter FY2003. The Company also reduced its research and development activities throughout fiscal 2003 and expects these efforts to continue at or below this reduced level at least through the second quarter of fiscal 2004.

         Selling, general and administrative ("SG&A") expenses decreased to $1,177,768 in the First Quarter FY2004 from $2,160,475 in the First Quarter FY2003; a reduction of $982,707 (45%). The SG&A expenses were lower due primarily to cost control efforts taken throughout fiscal 2003 and into the First Quarter FY2004, most significantly, reductions in headcount. Labor and labor related costs included in SG&A amounted to approximately $618,000 in the First Quarter FY2004, compared to approximately $1,252,000 in the First Quarter FY2003.

         Other income was $31,695 in the First Quarter FY2004 compared to other expense of $585,429 in First Quarter FY2003. Net interest expense for the First Quarter FY2004 increased $561,854 to $644,088 from $82,234 in the First Quarter FY2003 due principally to the recording of $466,500 of expense representing the beneficial conversion feature related to the issuance of convertible notes payable. Additional borrowing required in the First Quarter FY2004 caused the remainder of the interest expense increase.

         Critical Accounting Policies and Estimates

         The Company's discussion and analysis of its financial conditions and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements requires management to make estimates and disclosures on the date of the financial statements. On an on-going basis, the Company evaluates its estimates, including, but not limited to, those related to revenue recognition. The Company uses authoritative pronouncements, historical experience and other assumptions as the basis for making judgments. Actual results could differ from those estimates. The Company believes that the following critical accounting policies affect its more significant judgments and estimates in the preparation of its consolidated financial statements.

Revenue recognition
         The Company is required to make judgments based on historical experience and future expectations, as to the reliability of shipments made to its customers. These judgments are required to assess the propriety of the recognition of revenue based on Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition," and related guidance. The Company makes these assessments based on the following factors: i) customer-specific information, ii) return policies, and iii) historical experience for issues not yet identified.

 Inventory
         The Company is required to make judgments based on historical experience and future expectations as to the realizability of inventory. The Company makes these assessments based on the following factors: i) existing orders, ii) age of the inventory, and iii) historical experience.

Valuation of long-lived assets
         Long-lived assets, consisting primarily of property and equipment, and patents and trademarks, comprise a significant portion of the Company's total assets. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying values may not be recoverable. Recoverability of assets is measured by a comparison of the carrying value of an asset to the future net cash flows expected to be generated by those assets. The cash flow projections are based on historical experience, management's view of growth rates within the industry, and the anticipated future economic environment.

         Factors that the Company considers important that could trigger a review for impairment include the following:

         (a) significant underperformance relative to expected historical or projected future operating results,

         (b) significant changes in the manner of its use of the acquired assets or the strategy of its overall business, and

         (c)  significant negative industry or economic trends.

         When the Company determines that the carrying value of patents and trademarks, long-lived assets and related goodwill and enterprise-level goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, it measures any impairment based on a projected discounted cash flow method using a discount rate determined by its management to be commensurate with the risk inherent in its current business model.

         Financial Position, Liquidity and Capital Resources
         The Company continues to experience acute liquidity challenges. The Company had cash of approximately $100,000 and $200,000 at May 31 and February 28, 2003, respectively. For the three months ended May 31, 2003 and the year ended February 28, 2003, the Company incurred a net loss of approximately $2,200,000 and $16,100,000, respectively, on net revenues of approximately $100,000 and $1,100,000, respectively. The Company had working capital deficiencies at May 31 and February 28, 2003 of approximately $12,300,000 and $15,600,000, respectively. These conditions, combined with the Company's historical operating losses, raise substantial doubt as to the Company's ability to continue as a going concern. At July 31, 2003, the Company had less than $100,000 of cash.

         The Company requires additional debt or equity financing to fund ongoing operations. The Company is seeking to raise additional capital; however, there can be no assurance that the Company will raise sufficient capital to fund ongoing operations. The issuance of additional shares of equity in connection with such financing could dilute the interests of existing stockholders of the Company and such dilution could be substantial. The Company must increase its authorized shares in order to be able to sell common equity and intends to propose to stockholders such action as well as a reverse stock split of its common shares; there can be no assurance that either such action will be approved. The inability to secure additional funding could result in the Company having to cease operations.

         The cash flow generated from the Company's operations to date has not been sufficient to fund its working capital needs, and the Company does not expect that operating cash flow will be sufficient to fund its working capital needs in its fiscal year ending February 28, 2004. In the past, in order to maintain liquidity, the Company has relied upon external sources of financing, principally equity financing and private and bank indebtedness. The Company expects to fund any operating shortfall in the current fiscal year from cash on hand, sales of non-core assets and external financings. Currently, the Company has no firm commitments from third parties to provide additional financing and there can be no assurance that financing will be available at the times or in the amounts required. If future financing involves the issuance of equity securities, existing stockholders may suffer dilution in net tangible book value per share and such dilution may be significant. If financing cannot be arranged in the amounts and at the times required, the Company will cease operations. The Company has no bank line of credit.

         Due to the Company's acute liquidity challenges, it has defaulted in payments under many of its financial obligations (see Note 7 in the Condensed Consolidated Financial Statements). These defaults effectively render these obligations payable on demand and the entire principal balance of each obligation has been included in current liabilities in the accompanying Consolidated Financial Statements. Actions by the parties to these obligations to enforce their rights to collect the amounts due could require the Company to cease operations.

         At May 31, 2003, the Company had accounts receivable, net of allowance for doubtful accounts, of $175,213; $410,717 at February 28, 2003. As of July 31, 2003, the Company had net accounts receivable of approximately $320,000.

         From April 1 through June 11, 2003, the Company sold a portion of one of its long-term investments realizing net proceeds of approximately $415,000. The Company intends to sell the remainder of this investment and is actively seeking buyers but has no commitments from any buyers at this time. In May 2003, the Company borrowed $200,000, secured by a portion of the remainder of this investment. This borrowing will be required to be repaid from the proceeds of future sales of this investment.

         There was no spending for property and equipment in the First Quarter FY2004 or the First Quarter FY2003. The Company has no material capital project that would require funding. The Company's current plant and equipment is sufficient to support its current level of sales.

         Debt repayments of $44,198 were made in First Quarter FY2004 as compared to $250,000 in First Quarter FY2003.

         The Company leases warehouse space located in Rancho Dominguez, California. Minimum monthly rent under the lease approximates $3,900. The Company is currently in default of this lease and is negotiating a schedule of payments to remedy this default. The status of the Company's lease of its headquarters and manufacturing facility is discussed in the Company's Form 10-K for the period ended February 28, 2003.

         Capital Transactions

         In March 2003, the Company issued approximately $400,000 of "5% Discounted Notes". All of these notes (together with other 5% Discounted Notes previously issued) were converted into Series A Preferred on March 31, 2003 as discussed below.

         On March 25, 2003, the Company designated 1,500,000 shares of its authorized preferred stock as Series A Convertible Redeemable Preferred Stock (the "Series A Preferred"). Each share of Series A Preferred has a par value of $.005, a liquidation preference of $10.00 plus accrued unpaid dividends and is convertible into common stock at $.080 per share, based on the liquidation preference. Dividends accrue on each share at the rate of 5% of the liquidation preference per annum. The Company may call the Series A Preferred for redemption on or after March 31, 2004 subject to certain conditions. As of May 31, 2003, 558,110 shares of Series A Preferred were outstanding, issued as set forth below.

         On March 31, 2003, the Company exchanged $1,125,000 of 8% Notes and converted $1,101,573 of 5% Notes and $1,342,900 of 5% Discounted Notes, plus accrued interest in all cases, into 534,020 shares of Series A Preferred. The average effective net acquisition price of the shares of Common Stock underlying the conversion feature, based on the mounts paid for the notes, is $0.054 per share.

         Between May 29 and July 11, 2003, the Company received $600,000 of interim funding from Koyah Leverage Partners, LLP to meet its immediate cash needs and issued term notes bearing interest at 5% per annum, convertible into shares of Series A Preferred (the "Term Notes"). From July 24, 2003 through August 20, 2003, the Company has received an additional $646,086 of interim funding. These amounts are evidenced by secured notes payable (the "Secured Notes") on October 24, 2003, which date automatically extends to January 24, 2004 if the Company has not received $2,000,000 of additional funding by October 24, 2003. The Secured Notes bear interest at 10% per annum and are convertible at the option of the holder into new debt or equity securities at of the Company at a 20% discount to the best terms by which such new debt or equity is sold to any new investor. The Secured Notes may be prepaid on notice at a 20% premium. Repayment of the Secured Notes is secured by substantially all the assets of the Company (with limited exceptions). The $600,000 of Term Notes were replaced with Secured Notes as part of this transaction. Although the Company is in discussions with the investor with regard to further financing, there can be no assurance that additional financing will be obtained.

         Also during the first quarter of fiscal 2004:

- the Company issued 24,090 shares of Series A Preferred in a private placement for net cash proceeds of $109,500. The effective net acquisition price of the shares of Common Stock underlying the conversion feature, based on the amounts paid for the preferred stock is $0.036 per share.

- the Company issued convertible notes payable to third party investors totaling $200,000. The notes bear interest at 5% per annum and are due on demand no later than August 29, 2003. The notes are convertible into Series A Preferred stock at $10.00 per share. The effective net acquisition price of the shares of Common Stock underlying the conversion feature, based on the amounts paid for the notes, is $0.080 per share.

- the Company issued a $200,000 note in exchange for a loan. The note and $10,000 fixed fee interest became due on June 7, 2003. As part of this borrowing, the Company is obligated to issue warrants to purchase 1,000,000 shares of the Company's common stock at an exercise price of $0.050, expiring on June 7, 2006. The note is secured by 177,777 shares of one of the Company's long-term investments. The Company did not pay the note when due and is in default. The Company agreed to increase the warrants to be issued to 3,000,000 to compensate the holder for this default, and in August 2003, the Company issued warrants to purchase 3,000,000 shares of common stock at $0.050 per share. The Company is in negotiations to obtain new financing from a different inventor to replace this note payable agreement but there can be no assurance that such financing will be obtained.


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

PART II - OTHER INFORMATION


ITEM 1        Legal Proceedings

         A group of former officers of the Company, who resigned on February 28, 2002 following the commencement of an SEC investigation into the Company's accounting practices (as described on the company's Annual Report on Form 10-K) filed a lawsuit against the Company, on July 24, 2003, seeking payment of amounts owed under a consulting arrangement. The Company had renegotiated the amounts payable under the consulting arrangement, but defaulted on such amounts. The suit filed by these former officers seeks full payment based on their original employment agreements. The accruals reflected on the Company's financial statements were based on the revised agreements in place at the time of their resignations and, should these former officers be awarded the full amount sought in this suit, the Company would be required to record additional expense of approximately $1,100,000.

         The Company intends to contest this action vigorously and may bring counterclaims against the individuals.


ITEM 2        Changes in Securities

         For a discussion of recent sales of securities, see Management's Discussion and Analysis.

         All of the noted sales of unregistered securities were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 as these offerings were a private placement to a limited number of accredited investors.


ITEM 6        Exhibits and Reports on Form 8-K

    a)  Exhibits:


       10.28 -      Form of convertible note

       10.29 -      Koyah Security Agreement

       10.30 -      Koyah Amendment Waiver

       10.31 -      Koyah Additional Advance Agreement

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



                                AURA SYSTEMS, INC.
               ------------------------------------------------
                                  (Registrant)



Date:  August 20, 2003                  By: /s/David A. Rescino
       ---------------                 ---------------------------
                                            David A. Rescino
                                     Interim Chief Financial Officer
                               (Principal Financial and Accounting Officer
                                     and Duly Authorized Officer)

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

                                 /s/ Neal F. Meehan
                                 -------------------
                                    Neal F. Meehan
                          Chairman & Chief Executive Officer
                                 August 20, 2003


                                  CERTIFICATION

I, David A. Rescino, Interim Chief Financial Officer of Aura Systems, Inc., certify that:

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

                                  /s/ David A. Rescino
                                 ---------------------
                                   David A. Rescino
                            Interim Chief Financial Officer
                                  August 20, 2003

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


                                 /s/ Neal F. Meehan
                                 -------------------
                                    Neal F. Meehan
                          Chairman & Chief Executive Officer
                                 August 20, 2003



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

                                  /s/ David A. Rescino
                                 ---------------------
                                   David A. Rescino
                            Interim Chief Financial Officer
                                  August 20, 2003