Form 10-K/A
period 2003-02-28
AURA SYSTEMS INC
filed 2003-09-10
CIK 826253

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
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

Yes [x] No []

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

PART III

The purpose of this filing is to include items 11, 12 and 13 in the registrant's Form 10-K for the year ended February 28, 2003.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

The following table summarizes all compensation paid during the three fiscal years ended February 28, 2003, to the Company's Chief Executive Officer and the four most highly compensated executive officers of the Company during fiscal 2003 other than the Chief Executive Officer (together, the "Named Executive Officers"). Information is presented only for years in which an individual served as an officer of the Company.

SUMMARY COMPENSATION TABLE

Name and Principal	Fiscal Year ended	Annual Compensation		Long Term Compensation	Other
Position	February 28	Salary	Other	Options/SARs (1)	Compensation
Neal Meehan (2) Chairman, Chief Executive Officer and President	2003	$105,000	$0	6,389,100	$45,584 (7)

Jacob Mail Senior Vice President - Operations and Chief Operating Officer	2003	$173,753	$0	514,100	$0
	2002	$176,327	$0	300,000	$0
	2001	$164,287	$0	1,500,000	$0

Joshua Hauser (6) Chief Executive Officer and President	2003	$142,624	$25,000	1,600,000	$175,000(5)

Michael Froch (3) Senior Vice President, General Counsel and Secretary	2003	$185,233	$0	506,800	$0
	2002	$232,446	$26,065	300,000	$0
	2001	$138,989	$0	1,000,000	$0

Steven Burdick (4) Senior Vice President - Finance and Chief Financial Officer	2003	$123,054	$0	250,000	$0

(1)	Amounts indicated are number of options granted during the fiscal year and, with respect to Messrs. Hauser and Burdick, options granted as part of employment agreement.
(2)	Mr. Meehan was elected Chairman, Chief Executive Officer and President effective July 2002.
(3)	Salary amounts include a car allowance of $6,750 in 2001, $19,500 in 2002 and $19,500 in 2003.
(4)	Mr. Burdick was Chief Financial Officer from March 2002 to October 2002.
(5)	Represents severance accrual pursuant to agreement regarding termination of employment.
(6)	Mr. Hauser was Chief Executive Officer and President from March 2002 to July 2002.
(7)	Represents travel and living expenses away from home

No long term incentive payments or restricted stock awards were granted to the above individuals during the three fiscal years ended February 28, 2003.

The following table summarizes certain information regarding option grants to purchase common stock of the Company to the Named Executive Officers.

OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

Individual Grants

	Number of	% of			Potential
	Securities	Total			Realizable Value at
	Under-	Options/			Assumed Annual
	lying	SARs			Rates of Stock Price
	Options/	Granted to	Exercise		Appreciation
	SARs	Employees	Or Base		For Option Term*
	Granted	In fiscal	Price	Expiration
Name	(#)	Year (1)	($/Sh)	Date	5% ($)	10% ($)

Neal Meehan	6,389,100	40.2%	$0.097-0.50	7/23/12 - 1/30/13	$346,608	$896,677
Jacob Mail	514,100	3.2%	$0.125-.09	7/9/12 - 1/30/13	$34,662	$87,480
Joshua Hauser (1)	1,600,000	10.1%	$0.50	(2)	$164,96	$733,280
Michael Froch	506,800	3.2%	$0.125-0.9	7/9/12 - 1/30/13	$34,398	$86,814
Steven Burdick (1)	250,000	1.6%	--	(2)	$57,025	$145,825

(1)	Includes options granted as part of employment agreement.
(2)	Term was ten years from date of grant but the options expired unexercised in connection with termination of employment.

The following table summarizes certain information regarding the number and value of all options to purchase common stock of the Company held by the Named Executive Officers as of February 28, 2003.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
AND FISCAL YEAR-END OPTION/SAR VALUES

Name	Number of Unexercised Options/SARs at Fiscal Year End		Value of Unexercised In-the Money Options/ SARs at Fiscal Year End*

	Exercisable	Unexercisable	Exercisable	Unexercisable

Neal Meehan	3,375,000	3,264,100	$0	$69,697
Jacob Mail	1,825,000	489,100	$0	$3,697
Joshua Hauser	--	--	--	--
Michael Froch	1,366,667	440,133	$0	$3,595
Steven Burdick	--	--	--	--

* Based on the average high and low reported prices of the Company's common stock on February 28, 2003.

No options were exercised by the above individuals during the fiscal year ended February 28, 2003.

Termination and Change in Control Agreements

The Company does not currently have any change in control or severance agreements with its executive officers except for Mr. Mail, who has an employment contract providing for salary continuation for six months upon a termination of his employment without cause.

Mr. Hauser's employment contract provided for an 18-month term and 90 days notice to terminate following expiration of such term. Effective July 23, 2003, Mr. Hauser entered an agreement with the Company terminating his employment and providing him a severance payment of $175,000 to be paid over time. The Company is in default of such payments.

Compensation of Directors

Effective fiscal 2002, the Company's director compensation policy is to provide each new Director an initial membership grant of 250,000 stock options and each non-employee Director an annual grant of 100,000 stock options (125,000 for members of the Audit Committee), with the exercise price set at or above market as of the date of grant and all grants vesting six months plus one day from the date of grant. During fiscal 2003, all grants under this policy were priced at $.50 per share, approximately 30% above market.

During fiscal 2003, Mr. Albert received an additional grant of 3,000,000 options, priced at $.50 per share, approximately 30% above market, for serving as Chairman of the Board during the transition to a new management team following the termination of employment of Mr. Kurtzman and five other officers of the Company.

Directors are reimbursed for travel expenses incident to their service as a director but do not receive cash compensation.

Compensation Committee Report

The report of the Company's Compensation Committee is:

The Company's compensation strategy evolved during 2002 and 2003. As a result of the Company's historical losses, the Securities and Exchange Commission investigation that culminated in the resignation of the Company's prior senior management under Zvi (Harry) Kurtzman, and other causes discussed in management's discussion and analysis of results of operation and financial condition found in its various periodic reports ("Management's Discussion"), the Company faced 2002 and 2003 - and faces 2004 - in an extremely weak financial condition.

In order to conserve cash, the Company has significantly reduced its senior management staff, with the result that the Company currently has only five such officers. In fiscal 2001, the Company had fourteen officers at the level of vice president or above. This consolidation of functions in a very limited staffing has required the Company to seek out individuals who can assume broad areas of responsibility and perform many levels of duties, all at affordable levels of compensation.

The Company's current chief executive officer, as well as its current interim financial officer, were selected as individuals who can work in this environment and address the Company's primary needs to increase sales and obtain financing. Mr. Meehan has a strong track record in marketing advanced technology products and Mr. Rescino has a strong track record in serving troubled companies engaged in repetitive financing efforts. Neither Mr. Meehan nor Mr. Rescino received signing bonuses or employment contracts providing severance protection and each is engaged at a salary which the Compensation Committee believes is significantly below competitive levels.   For instance, the annual salary for the Company's Chief Executive Officer is currently $153,000, which includes a 15% voluntary cut in pay effective January 20, 2003, as compared to the $385,000 annual salary earned by the Company's former chief executive in fiscal 2002 under a multi-year contract with significant severance provisions. As the Company's financial condition improves, the Committee would expect to return to more standard executive compensation arrangements.

Mr. Meehan and Mr. Rescino commute to the Company's principal place of business. Such commuting involves both physical travel and extensive use of wire communications. The Compensation Committee believes these arrangements are reasonable under the circumstances and more advantageous to the Company than other alternatives.

The Company's weak financial condition, historical losses, and other factors discussed in Management's Discussion have also caused an extremely soft market for the Company's equity securities. The market price of the Company's common stock has declined substantially and the Company has stated the need to increase its authorized shares and/or implement a reverse stock split. In addition, the Company has stated the need to attract additional investment and that the issuance of shares in exchange for any such investment may dilute the interests of stockholders and such dilution may be substantial. For these reasons, stock compensation packages comparable to stock packages previously offered by the Company do not provide the incentive necessary to attracting and retaining qualified management. In order to provide a meaningful stock-based incentive to its senior management, the Company has increased the number of shares offered as stock incentives and offered short vesting provisions. The amounts and terms of these grants are disclosed elsewhere in this Item 11.

The Compensation Committee believes that it is in the best interest of the Company to offer further and possibly significant stock-based compensation to its senior management (including the Board of Directors) in order to attract and retain qualified management. Such compensation may take the form of stock option awards, stock grants, grants as bonuses, grants as incentive compensation, or other forms. However, other than as set forth in this Item 11, the Company currently has no commitments to provide additional stock-based compensation to its senior management.

The Company has no severance provisions with its senior management - including provisions triggered by a change in control - except Mr. Mail has a contract providing for six months of severance if he is terminated without cause.

Section 162(m) Policy

Section 162(m) of the Internal Revenue Code of 1986, as amended, generally provides that publicly held companies may not deduct compensation paid to certain of its top executive officers to the extent such compensation exceeds $1 million per officer in any year. The Company will monitor the applicability of Section 162(m) to its ongoing compensation arrangements as circumstances warrant.

Salvador Diaz-Verson, Jr. and Lawrence A. Diamant

Aura Systems, Inc. Compensation Committee

Compensation Committee Interlocks and Insider Participation

The Compensation Committee for the fiscal year ended February 28, 2003 comprised Salvador Diaz-Verson, Jr. and Lawrence Diamant. Decisions regarding compensation of executive officers for the fiscal year ended February 28, 2003 were made unanimously by the outside, disinterested Directors of the Board of Directors, after reviewing recommendations of the Compensation Committee and discussing the matter with the executive officer.

Performance Graph

The following graph compares the cumulative total stockholder return of the Company with the cumulative total return on the NASDAQ Stock Market Index (U.S.) and the S&P Industrial Index. The Comparisons in the graph are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of the Company's Common Stock. Total returns for the noted indexes for the year ended February 28, 2003, have been estimated. The Company has substantially underperformed the comparable indexes.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN* AMONG AURA SYSTEMS, INC.,
THE NASDAQ STOCK MARKET (U.S.) INDEX AND THE S & P INDUSTRIAL INDEX

*$100 INVESTED ON 2/28/98 IN STOCK OR INDEX-
INCLUDING REINVESTMENT OF DIVIDENDS.
FISCAL YEAR ENDING FEBRUARY 28

Cumulative Total Return

		1998	1999	2000	2001	2002	2003

Aura Systems, Inc.	Return %		-84.00	-31.58	36.36	-17.78	-74.86
	Cum $	$100.00	$16.00	$10.95	$14.93	$12.27	$3.07

S&P INDUSTRIALS	Return %		23.21	17.39	-15.99	-8.95	-23.24
	Cum $	$100.00	$123.21	$144.63	$121.51	$110.64	$84.93

NASDAQ US	Return %		30.24	104.32	-54.45	-18.85	-23.85
	Cum $	$100.00	$130.24	$266.11	$121.21	$98.36	$74.90

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, to the extent of the Company's knowledge, certain information regarding the Company's Common Stock owned as of August 31, 2003 (i) by each person who is the beneficial owner of more than five percent (5%) of its outstanding Common Stock, (ii) by each of the Company's Directors and the Named Executive Officers, and (iii) by all Directors and executive officers as a group:

Beneficial Owner	Number of Shares of Common Stock	Percent of Common Stock (13)

Prudent Bear Funds, LLC and/or David W. Tice & Associates (1)	58,266,700	11.7%
James M. Simmons and/or ICM Asset Management, Inc and/or Koyah Ventures LLC (2)	34,453,917	8.0%
The Lancer Group (3)	30,516,271	6.6%
Gardner Lewis Asset Management L.P. (4)	25,009,269	5.8%
Neal Meehan (5)	7,052,850	1.6%
Carl Albert (6)	5,170,893	1.2%
Jacob Mail (7)	2,793,941	*
Salvador Diaz-Verson, Jr. (8)	2,775,129	*
Lawrence A. Diamant (9)	2,652,596	*
John Pincavage (10)	375,000	*
James S. Harrington (11)	0	*
All current executive officers and Directors as a group (7 persons) (12)	20,798,840	4.7%

*	Less than 1% of outstanding shares.
(1)

Based on information contained in Schedule 13G dated December 31, 2002 as filed with the SEC by David W. Tice & Associates, LLC and Prudent Bear Funds, Inc., 8140 Walnut Hill Lane, Suite 300, Dallas Texas.  Also includes 35,662,500 shares of common stock obtainable on conversion of 285,300 shares of Series A Convertible Redeemable Preferred Stock.

(2)	Based upon information contained in Schedule 13G/A dated December 31, 2002, as filed with the SEC by Gardner Lewis Asset Management Inc., 285 Wilmington West Chester Pike, Chadds Ford, Pennsylvania, 19317. Of the 25,009,269 shares beneficially owned by Gardener Lewis Asset Management, it has sole dispositive power with respect to all of these shares, sole voting power with respect to 4,221,369 shares, and shared voting power with respect to 338,700 shares.
(3)	Includes common shares issued to various funds managed by or related to The Lancer Group, 375 Park Ave. Suite 2006, NY, NY 10152, which may disclaim beneficial ownership of such shares. Includes 7,158,291 shares obtainable upon conversion of convertible notes.
(4)	Based upon information contained in Schedule 13G dated December 31, 2002, as filed with the SEC by ICM Asset Management, Inc., James M. Simmons, and Koyah Ventures, LLC, 601 W. Main Ave, Suite 917, Spokane, Washington, 99201. ICM Asset Management, Inc. is a registered investment advisor. ICM Asset Management, Inc. has shared voting and dispositive power with respect to 31,694,683 common shares. Koyah Ventures, LLC (including its affiliates, "Koyah") has shared voting and dispositive power with respect to 24,003,559 common shares.
The number in the chart also includes 1,264,125 shares of common stock obtainable upon conversion of 10,113 shares of Series A Preferred Stock held by Raven Partners, a limited partnership of which Koyah is general partner.  James M. Simmons is the President of ICM Asset Management, Inc.  With respect to Mr. Simmons only, includes an additional 1,495,109 shares as to which Mr. Simmons has sole voting and dispositive power.

The above amounts do not include shares which may be obtained upon conversion of $1.246 million principal amount of secured contingent convertible notes issued to Koyah during 2003 in exchange for new funding received by the Company.  The notes are due on October 24, 2003, which date automatically extends to January 24, 2004, if the Company has not obtained $2 million of additional funding by October 14, 2003.  The notes are convertible at the option of the holder into new debt or equity securities of the Company at a 20% discount to the best terms at which such new debt or equity is sold to any new investor.

Assuming the Company sells new equity at $0.036 share (the lowest price at which equity has effectively been sold by the Company), the holder would be entitled to convert the notes into approximately 43 million shares of common stock and would beneficially own, together with the shares listed above, approximately 16% of the Company's voting securities. There can be no assurance that the Company will be able to raise capital by selling debt or equity securities.
(5)	Includes 9,909,100 shares which may be purchased pursuant to options and warrants exercisable within 60 days of August 31, 2003 and 50,000 shares held in trust or as trustee or custodian, as to which Mr. Meehan may disclaim beneficial ownership.
(6)	Includes 3,450,000 shares which may be purchased pursuant to options and warrants exercisable within 60 days of August 31, 2002 and 1,409,091 shares held in trust or as trustee or custodian, as to which Mr. Albert may disclaim beneficial ownership.
(7)	Includes 2,264,100 shares which may be purchased pursuant to options exercisable within 60 days of August 31, 2003.
(8)	Includes 860,000 shares which may be purchased pursuant to options exercisable within 60 days of August 31, 2003 and 618,183 shares held in trust or as trustee or custodian, as to which Mr. Diaz-Verson may disclaim beneficial ownership.
(9)	Includes 952,596 shares held by the firm Robinson, Diamant & Wolkowitz where Mr. Diamant is a senior partner. Mr. Diamant disclaims beneficial ownership of these shares. Includes 1,650,000 shares which may be purchased pursuant to options within 60 days of August 31, 2003.
(10)	Includes 375,000 shares which may be purchased pursuant to options and warrants exercisable within 60 days of August 31, 2002.
(11)	Mr. Harrington was elected to the Board on August 21, 2003.
(12)	Includes 16,344,500 shares which may be purchased pursuant to options exercisable within 60 days of August 31, 2003 and 3,033,646 shares as to which the individuals may disclaim beneficial ownership.
(13)	Percent of common stock determined by dividing the indicated number of shares beneficially owned by a stockholder by the sum of 430,923,150 shares outstanding plus, in each case, the shares as to which the particular stockholder has the right acquire, as indicated in the applicable footnote.

The mailing address for the officers and directors is c/o Aura Systems, Inc., 2335 Alaska Avenue, El Segundo, CA 90245.

In 2003 the Company designated a new series of preferred stock as its Series A Convertible Redeemable Preferred Stock "the Series A Preferred"). The following table sets forth, to the extent of the Company's knowledge, certain information regarding the Series A Preferred owned as of August 31, 2003, by each person who is known by Aura to be the beneficial owner of more than five percent (5%) of its outstanding Series A Preferred. None of the Company's Directors or the Named Executive Officers beneficially owns any Series A Preferred.

Beneficial Owner	Number of Shares of Series A Preferred Stock	Percent of Series A Preferred Stock (12)

Prudent Bear Funds, LLC and/or David W. Tice & Associates	285,300	48.3%
Congregation Or Hachaim	159,783	27.0%
Yair Ben-Moshe	43,505	7.4%
Richmond Holdings	40,188	6.8%
Isosceles Fund	33,155	5.6%

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In the fourth quarter of fiscal 2002, the Company entered into a short-term loan agreement with Carl Albert for $250,000, bearing interest at a rate of 10%. The note, which is included in current notes payable at February 28, 2002, and accrued interest of $4,400, was repaid in March 2002. In May 2002, Mr. Albert acquired 500,000 shares of Common Stock from the Company for $100,000 in connection with a private placement by the Company to a number of third party investors.

During fiscal 2003, the law firm of Robinson, Diamant and Wolkowitz received 142,587 shares of Aura Common Stock valued at $50,000 and 340,989 shares of Aura Common Stock valued at $109,116.38 in consideration of legal services rendered by the firm to Aura. Lawrence Diamant, a Director of the Company, is a senior partner of this law firm. In July 2002, Mr. Diamant acquired 50,000 shares of Common Stock from the Company for $10,000 in connection with a private placement by the Company to a number of third party investors.

As more fully described in the Company's 10-K for the year ended February 28, 2003, the Company entered an Agreement for Sale and Leaseback on December 1, 2002 with a group of individuals, (the "Purchasers") pursuant to which the Company agreed to sell its Aura Realty, Inc. ("Aura Realty") subsidiary to Purchasers and enter into a new 10-year lease of the properties owned by Aura Realty. Aura Realty was a wholly-owned subsidiary of the Company whose sole assets consist of certain real properties currently occupied by the Company as its headquarter facilities in El Segundo, California. Of the sixteen Purchasers, five were consultants to the Company and members of the Company's former management who separated from the Company at the end of February 2002 (the "Consultants"). A fee of $50,000 was paid by the Company to the Consultants in connection with the Agreement. The Company also paid to the Consultants approximately $135,000 from the funds it received at closing representing a portion of unpaid consulting fees contractually due to the Consultants at December 1, 2002. The further discussion of this transaction under Item 7. - Liquidity and Capital Resources is here incorporated by reference.

During fiscal 2003 and continuing in the current fiscal year, the Company has obtained critical financing from certain of its significant stockholders. The discussion of the Company's capital transactions under Item 7. - Liquidity and Capital Resources sets forth material terms of these financings and is here incorporated by reference. During fiscal 2003: 12,500,000 shares of the Company's common stock were sold to Prudent Bear Funds, LLC for $2.55 million in new funding; 3,250,000 shares of the Company's common stock were sold to Koyah Leverage LLC for $650,000 in new funding; $1.13 million principal amount of 8% Notes were sold to Prudent Bear Funds LLC for the same amount in new funding and subsequently exchanged for Series A Preferred Stock; $625,000 principal amount of 8% Notes were sold to Lancer for the same amount in new funding (such notes are convertible into common stock at prices ranging from $0.11 per share to $0.071 per share, subject to adjustment to the average rate at which new equity is sold prior to the time of final payment of the loan and accrued interest); and $1 million of 5% Notes and $150,000 of 5% Discounted Notes were sold to Prudent Bear Funds, LLC. During fiscal 2003 and in March 2003, $1.23 million principal amount of Discounted 5% Notes were sold to the Aries Group as representative for a group of individual investors for an equal amount of new funding. The Aries Group consists principally of former officers of the Company; Zvi (Harry) Kurtzman, Cipora Lavut Kurtzman, Arthur Schwartz and Stephen Veen; each of these former officers invested approximately $20,000 in this transaction. All such notes have been exchanged for Series A Preferred Stock.

In addition, during the current fiscal year, the Company has obtained (through August 31, 2003) $1.046 million amount of new funding from Koyah Leverage Partners LLP (a fund managed by ICM Asset Management, Inc.) and affiliates. This funding is evidenced by secured notes payable on October 24, 2003, (the "Secured Notes") which due date automatically extends to January 24, 2004 if the Company has not received $2,000,000 of additional funding by October 24, 2003. The Secured Notes bear interest at 10% per annum and are convertible at the option of the holder into new debt or equity securities at of the Company at a 20% discount to the best terms by which such new debt or equity is sold to any new investor. The Secured Notes may be prepaid on notice at a 20% premium. Repayment of the Secured Notes is secured by substantially all the assets of the Company (with limited exceptions). Although the Company is in discussions with the investor with regard to further financing, there can be no assurance that additional financing will be obtained. The further discussion of this financing contained in Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2003, is here incorporated by reference.