Form 10-Q
period 2003-08-31
AURA SYSTEMS INC
filed 2003-10-15
CIK 826253

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended August 31, 2003

Commission File Number 000-17249

AURA SYSTEMS, INC.

(Exact name of Registrant as specified in its charter)

Delaware	95-4106894
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Class	Outstanding at September 30, 2003
Common Stock, par value $0.005 per share	430,923,150 Shares

AURA SYSTEMS, INC. AND SUBSIDIARIES
 INDEX

Back to Index

AURA SYSTEMS, INC. AND SUBSIDIARIES
QUARTER ENDED AUGUST 31, 2003

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The consolidated financial statements included herein have been prepared by AuraSystems, Inc. (the "Company"), without audit, pursuant to the rules andregulations of the Securities and Exchange Commission (the "SEC"). Ascontemplated by the SEC under Rule 10-01 of Regulation S-X, theaccompanying consolidated financial statements and footnotes have been condensed and therefore do not contain all disclosures required by accounting principles generally accepted in the United States of America. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended February 28, 2003 as filed with the SEC (file number 000-17249).

Back to Index

AURA SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

Assets	August 31. 2003 (Unaudited)	February 28, 2003
Current assets:

Cash and cash equivalents

	$ 95,637	$ 163,693

Receivables, net

	281,672	410,717

Inventories, net

	1,997,878	1,414,500
Notes receivable	218,824	210,272
Other current assets	645,913	166,589
Total current assets	3,239,924	2,365,771

Property and equipment, at cost	13,839,349	13,839,351
Less accumulated depreciation and amortization	(6,734,591)	(6,495,840)
Net property and equipment	7,104,758	7,343,511

Non-current inventories	6,808,596	7,573,225
Long term investments	585,000	1,000,000
Long term receivables	1,894,528	2,006,121
Patents and trademarks, net	643,102	2,753,603
Other assets	606,997	725,635
Total assets	$ 20,882,905	$ 23,767,866

Liabilities and Stockholder's Equity

Current liabilities:
Accounts payable	$ 2,881,171	$ 2,753,503
Notes payable	9,342,312	9,542,786
Convertible notes	2,452,242	3,762,317
Accrued expenses	1,696,579	1,772,936
Deferred income	160,500	160,500
Total current liabilities	16,532,804	17,992,042

Notes payable and other liabilities	36,669	40,275

Minority interest in consolidated subsidiary	957,160	1,023,373

COMMITMENTS AND CONTINGENCIES
Stockholders' equity Series A Convertible, Redeemable Preferred stock par value $0.005 per share and additional paid in capital. 1,500,000 shares authorized, 591,110 shares issued and outstanding at August 31, 2003; none at February 28, 2003.	3,937,176	-

Common stock par value $0.005 per share and additional paid in capital. 500,000,000 shares authorized, 430,923,150 issued and outstanding at August 31 and February 28, 2003.	305,898,468	305,429,815

Committed common stock	3,102,958	3,102,958

Accumulated deficit	(309,582,330)	(303,820,597)
Total stockholders' equity	3,356,272	4,712,176
Total liabilities and stockholders' equity	$ 20,882,905	$ 23,767,866

See accompanying notes to condensed consolidated financial statements.

Back to Index

AURA SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND SIX MONTHS ENDED AUGUST 31, 2003 AND 2002
(Unaudited)

	Three Months		Six Months
	2003	2002	2003	2002
Net Revenues	$ 519,679	$ 272,978	$ 617,291	$ 456,717

Cost of goods	288,949	145,120	355,732	226,105

Gross Profit	230,730	127,858	261,559	230,612

Expenses
Engineering, research and development expenses	462,865	939,157	958,937	2,171,975
Selling, general and administrative	1,082,770	2,127,569	2,260,538	4,288,044
Impairment loss on long-lived assets	1,956,338	2,300,000	1,956,338	2,300,000
Total costs and expenses	3,501,973	5,366,726	5,175,813	8,760,019

Loss from operations

	(3,271,243)	(5,238,868)	(4,914,254)	(8,529,407)

Other (income) and expense
Impairment of investments	-	700,000	-	700,000
Interest expense, net	368,099	385,750	1,012,187	467,984

Other (income) expense, net

	(1,205)	(630,580)	(32,900)	(45,151)

Minority interest in net loss of consolidated subsidiary

	(101,687)	-	(66,213)	-

Loss before extraordinary item	(3,536,450)	(5,694,038)	(5,827,328)	(9,652,240)
Extraordinary item Gain on extinguishment of debt obligations, net of income taxes of $0	-	-	65,594	-
Net loss	$(3,536,450)	$(5,694,038)	$(5,761,734)	$(9,652,240)

Imputed dividend to preferred shareholders	73,889	-	123,923	-
Net loss available to common shareholders

Basic and diluted loss available to common shareholders per share
Before extraordinary item Extraordinary item	$ (0.008) $ -	$ (0.014) $ -	$ (0.014) $ -	$ (0.024) $ -
Total basic and diluted loss per share	$ (0.008)	$ (0.014)	$ (0.014)	$ (0.024)
Weighted average shares used to compute basic and diluted loss available to common shareholders per share	430,923,150	411,461,450	430,923,150	406,925,606

See accompanying notes to condensed consolidated financial statements.

Back to Index

AURA SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED AUGUST 31, 2003 AND 2002
(Unaudited)

	2003	2002

Net cash used in operations	$ (2,841,962)	$ (6,519,826)

Investing activities:

Proceeds from sale of investment	415,000	85,000
Note receivable	103,041	200,734

Net cash provided by investing activities	518,041	285,734

Financing activities:

Issuance of debt	200,000	1,000,000
Repayment of debt	(314,044)	(250,000)
Issuance of convertible notes	2,260,409	-
Net proceeds from sale of common stock	-	4,510,000
Net proceeds from sale of Series A preferred stock	109,500	-

Net cash provided by financing activities:	2,255,865	5,260,000

Net increase (decrease) in cash	(68,056)	(974,092)

Cash and cash equivalents at beginning of period	163,693	1,143,396

Cash and cash equivalents at end of period	$ 95,637	$ 169,304

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$134,214	$305,000

Unaudited supplemental disclosure of noncash investing and financing activities:

During the six months ended August 31, 2003, the Company:

- issued $11,047 of convertible notes payable to satisfy a fee reimbursement obligation to Koyah Leverage Partners, LLP

- exchanged $3,605,973 of convertible notes payable, plus accrued interest, for 534,020 shares of Series A Convertible, Redeemable Preferred Stock.

During the six months ended August 31, 2002, the Company:

- issued 292,508 shares of the Company's common stock in satisfaction of $92,140 in liabilities.

See accompanying notes to condensed consolidated financial statements.

Back to Index

AURA SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2003
(Unaudited)

1)                  Basis of Presentation

The condensed consolidated financial statements include the accounts of Aura Systems, Inc. and subsidiaries (the "Company"). All inter-company balances and inter-company transactions have been eliminated.

In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (which include normal recurring adjustments) and reclassifications for comparability necessary to present fairly the financial position of Aura Systems, Inc. and subsidiaries at August 31, 2003 and the results of its operations for the three and six months ended August 31, 2003 and 2002.

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

2)                  Going Concern

In connection with the audit of its consolidated financial statements for the year ended February 28, 2003, the Company received a report from its independent auditors that includes an explanatory paragraph describing uncertainty as to the Company's ability to continue as a going concern. Except as otherwise disclosed, the condensed consolidated financial statements have been prepared on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. . The Company's consolidation and reduction of the scope of its operations has resulted in several writedowns of assets, which have occurred over time as the Company determines, based on its current information, that such asset is impaired. Further writedowns may occur and would occur were the Company to cease operations.

The Company continues to experience acute liquidity challenges. The Company had cash of approximately $100,000 and $200,000 at August 31 and February 28, 2003, respectively. For the six months ended August 31, 2003 and the year ended February 28, 2003, the Company incurred a net loss of approximately $5,800,000 and $16,100,000, respectively, on net revenues of approximately $500,000 and $1,100,000, respectively. The Company had working capital deficiencies at August 31 and February 28, 2003 of approximately $12,400,000 and $15,600,000, respectively. These conditions, combined with the Company's historical operating losses, raise substantial doubt as to the Company's ability to continue as a going concern. At September 30, 2003, the Company had approximately $300,000 of cash.

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

Back to Index

The cash flow generated from the Company's operations to date has not been sufficient to fund its working capital needs, and the Company does not expect that operating cash flow will be sufficient to fund its working capital needs in its fiscal year ending February 28, 2004. In order to maintain liquidity, the Company has relied and continues to rely upon external sources of financing, principally equity financing and private and bank indebtedness. The Company expects to fund any operating shortfall in the current fiscal year from cash on hand, sales of non-core assets and external financings. Currently, the Company has no firm commitments from third parties to provide additional financing and there can be no assurance that financing will be available at the times or in the amounts required. If future financing involves the issuance of equity securities, existing stockholders may suffer dilution in net tangible book value per share and such dilution may be significant. If financing cannot be arranged in the amounts and at the times required, the Company will cease operations. The Company has no bank line of credit. . The Company is currently in default on many of its payment obligations and needs to restructure its existing obligations. Management is seeking to raise financing for the Company and to restructure the Company's obligations but there can be no assurance that the Company will be successful.

The Company's ability to continue as a going concern is dependent upon the successful achievement of profitable operations and the ability to generate sufficient cash from operations and financing sources to meet its obligations.

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

The Series A Preferred has liquidation preference of $10 per share plus accrued but unpaid dividends. The holders of the Series A Preferred are entitled to cumulative dividends at a rate of 5% per annum, payable in arrears on the first day of each quarter, commencing on September 1, 2003. The Company may redeem the shares on or after March 31, 2004 in whole or in part at a redemption price equal to $10 per share, plus the amount of any accumulated and unpaid dividends.

In the six months ended August 31, 2003, Series A Preferred outstanding increased by a total of 591,110 shares as follows: 534,020 shares were issued in exchange for convertible notes payable, plus accrued interest, totaling approximately $3,700,000 and 57,090 shares were issued for $259,500 cash proceeds. As of August 31, 2003 cumulative preferred dividends of $123,923 have accrued but have not been declared or paid. These unpaid dividends represent an increase in the liquidation preference for the outstanding Series A Preferred.

The Company did not issue shares of Common Stock during the six months ended August 31, 2003.

During the quarter ended August 31, 2003, the Company issued stock options to three executive officers to purchase, in the aggregate, 8,100,000 shares of the Company's common stock at prices at or above the market price at the date of grant.

During the quarter ended August 31, 2003, the Company issued stock options to a Board member to purchase 1,300,000 shares of the Company's common stock at a price above the market price on the date of grant. In September 2003, the Company issued stock options to members of the Board of Directors to purchase, in the aggregate, 9,250,000 shares of the Company's common stock at a price equal to the closing market price on the date of grant.

During the quarter ended August 31, 2003, the Board of Directors authorized the issuance of 8,000 shares of Series A Preferred in settlement of a $57,423 payable to a law firm in which a Board member is a partner. As of August 31, 2003, these shares have not been issued and this amount continues to be included in Accounts Payable.

Back to Index

Inventories

Inventories, stated at the lower of cost (first in, first out) or market, consist of the following:

	August 31. 2003 (unaudited)	February 28, 2003

Raw materials	$ 3,894,841	$ 3,846,439
Finished goods	6,589,633	6,819,286
Reserved for potential product obsolescence	(1,678,000)	(1,678,000)
	8,806,474	8,987,725
Non-current portion	6,808,596	7,573,225
	$ 1,997,878	$ 1,414,500

Inventories consist primarily of components and completed units for the Company's AuraGen product.

The Company does not expect to realize all of its inventories within the 12-month period ending August 31, 2004. Because of this, the Company has assessed the net realizability of these assets, the proper classification of the inventory, and the potential obsolescence of inventory. In these evaluations, management has recorded a reserve of $1,678,000 at August 31 and February 28, 2003. The net inventories as of August 31 and February 28, 2003 which are not expected to be realized within a 12-month period have been reclassified as long term.

5)                  Patents and Trademarks

During the second quarter of fiscal 2004, the Company reevaluated its intentions with regard to its patents and trademarks related to products not related to its core business. This evaluation resulted in the conclusion that certain of these patents and trademarks would not generate revenues or cash flows during their remaining lives and, accordingly, the value of these assets was written off. This was recorded as an impairment loss on long-lived assets and classified as an operating expense.

6)                  Notes Payable and Other Liabilities

Notes payable and other liabilities consist of the following:

	August 31, 2003 (unaudited)	February 28, 2003
Notes payable-buildings (a)	$ 5,005,065	$ 5,058,774
Convertible notes payable (b)	-	2,012,320
Convertible notes payable (c)	625,000	1,750,000
Convertible notes payable (d)	1,827,242	-
Litigation payable (e)	2,201,604	2,201,604
Trade debt (f)	1,161,480	1,308,533
Note payable-related party (g)	1,000,000	1,000,000
Notes payable-equipment (h)	10,832	14,147
	11,831,223	13,345,378
Less: current portion	11,794,554	13,305,103
Long-term portion	$ 36,669	$ 40,275

(a)       Notes payable-buildings consist of a 1st Trust Deed on two buildings in California bearing interest at the rate of 7.625%. A final balloon payment is due in Fiscal 2009. In April 2003, the Company defaulted on these notes payable and the notes remain in default at July 31, 2003. As such, these notes payable were classified as current liabilities at August 31 and February 28, 2003.

Back to Index

(b)       The notes payable bear interest at 5% per annum, mature at various dates, and are convertible into shares of the Company's Series A Preferred at a rate of $1.00 principal amount of notes for each $2.20 of Series A Preferred. During the quarter ended May 31, 2003, the Company issued an additional $466,500 of these notes payable and recorded interest expense of $466,500 related to the conversion feature thereon. On March 31, 2003, these notes were converted into shares of Series A Preferred (see Note 3).

(c)       The notes carry an 8% interest rate and are convertible into common stock at various conversion rates. During the quarter ended March 31, 2003, the Company issued an additional $200,000 of these convertible notes payable. In March, 2003, $1,125,000 of the notes were converted into Series A Preferred (see Note 3).

(d)       Between May 29 and July 11, 2003, the Company received $600,000 of interim funding from Koyah Leverage Partners, LLP to meet its immediate cash needs and issued term notes bearing interest at 5% per annum, convertible into shares of Series A Preferred (the "Term Notes"). From July 24, 2003 through August 31, 2003, the Company has received an additional $1,227,242 of interim funding. These amounts are evidenced by secured notes (the "Secured Notes") payable on October 24, 2003, which date automatically extends to January 24, 2004 if the Company has not received $2,000,000 of additional funding by October 24, 2003. The Secured Notes bear interest at 10% per annum and are convertible at the option of the holder into new debt or equity securities at of the Company at a 20% discount to the best terms by which such new debt or equity is sold to any new investor. The Secured Notes may be prepaid on notice at a 20% premium. Repayment of the Secured Notes is secured by substantially all the assets of the Company (with limited exceptions). The $600,000 of Term Notes were replaced with Secured Notes as part of this transaction.

From September 1 through 30, 2003, the Company has received an additional $766,147 of interim funding evidenced by additional Secured Notes. Although the Company is in discussions with the investor with regard to further financing, there can be no assurance that additional financing will be obtained.

(e)       The litigation payable represents the legal settlements entered into by Aura with various parties. These settlements call for payment terms with 8% interest rate to the plaintiffs through fiscal 2004.

(f)        Trade debt was restructured with payment terms over a three-year period with interest at 8% per annum commencing in January 2000.

During the quarter ended May 31, 2003 and the year ended February 28, 2003, the Company settled $59,818 and $1,456,213, respectively, of this trade debt, including accrued interest, for $14,356 and $385,142, respectively. The gains on the extinguishment of debt of $65,594 and $1,050,995, which are reflected as extraordinary items in the six months ended August 31, 2003 and the year ended February 28, 2003, respectively, resulted in extraordinary income per share of less than $0.01 in each period. To fund these transactions, the Company issued $307,862 of the convertibles notes payable described in (b) above in the year ended February 28, 2003.

(g)       Note payable - related party consisted of a $1,000,000 note payable, which was entered into in connection with the sale of a minority interest in Aura Realty, as more fully described in Financial Position, Liquidity and Capital Resources below. The note bears interest at 12.3% per annum and is secured by a security interest in a certain note receivable. The Company is required to make interest only payments for the first 17 months of the term, and the $1,000,000 principal is due on May 31, 2004.

(h)       Notes payable-equipment consists of a note maturing in February 2005 with an interest rate of 8.45%.

7)                  Significant Customers

In the six months ended August 31, 2003, the Company sold AuraGen related products to two significant customers for a total of approximately $378,000 or 61% of net revenues. None of these customers is related to or affiliated with the Company.

Back to Index

In June 2003, the Company received an order for over $1,000,000 of AuraGen(R) units, including mounting brackets and installation, from one of its significant customers. During the quarter ended August 31, 2003, approximately $250,000 of this order was delivered. These deliveries are included in the preceding significant customer discussion. The remainder of this order will be delivered at the customer's request through June 2006.

At August 31, 2003, the Company held accounts receivable from one of these significant customers for approximately $85,000 or 30% of net receivables.

8)                  Contingencies

The Company is engaged in certain material legal proceedings as described in Part II, Item 2 of this Form 10-Q. Appropriate provisions have been made in the financial statements for all judgments and settlements noted therein, and as otherwise stated in such discussion.

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

Overview

Aura Systems, Inc., a Delaware corporation, ("Aura" or the "Company") designs, assembles and sells the AuraGen(R), the Company's patented mobile power generator that uses the engine of a vehicle to generate power. It installs under-the-hood in many motor vehicles and delivers on-location, plug-in electricity for any end use including industrial, commercial, recreational and military applications. The Company began commercializing the AuraGen(R) in late 1999. To date, AuraGen(R) units have been sold to more than 500 customers in more than 10 industries, including recreational, utilities, telecommunications, emergency/rescue, public works, catering, oil and gas, transportation, government and the military.

The Company was founded in 1987 and, until 1992, primarily engaged in supplying defense technology to classified military programs. In 1992 the Company transitioned to being primarily a supplier of consumer and industrial products and services using its developed technology. In 1994, the Company founded NewCom, Inc., which sold and distributed computer communications and sound products such as CD-ROMs and sound cards. In 1997, the Company acquired MYS Corporation of Japan, a manufacturer of speaker systems. NewCom ceased operations in 1999 and the Company experienced severe financial hardship from this and other causes. In fiscal 2000, the Company sold MYS, the Company's business divisions providing sound products, and other assets, restructured substantial indebtedness and concentrated its focus on the AuraGen(R) product. Sales and support of the AuraGen(R) currently provide all the Company's operating revenues.

Back to Index

Early in its AuraGen(R) program, the Company determined it was most cost-effective to outsource production of components and subassemblies to volume-oriented manufacturers, rather than produce these parts in house. As a result of this decision, and based on then anticipated sales, the Company purchased, prior to fiscal 2001, a substantial inventory of components at volume prices, most of which was then assembled into finished AuraGen(R) units. Since sales did not meet such expectations, the Company has been selling product from this inventory for several years. It is important to note that these assembled units and components in inventory do not deteriorate with age and that even though there have been improvements and modifications to the AuraGen(R) product over this period, the units in inventory require only minor applications of parts and labor to bring them to current specifications. In fiscal 2002 and fiscal 2003, the Company has substantially reduced its internal staffing to be more appropriate to the slower-than-anticipated level of sales. The Company has also suspended substantially all research and development activities.

The Company's financial statements have been prepared on the assumption the Company continues as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, as a result of the Company's losses from operations and its default on certain of its obligations (see Note 7), there is substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

The Company's ability to continue as a going concern is dependent upon the successful achievement of profitable operations and the ability to generate sufficient cash from operations and financing sources to meet the Company's obligations. In order to attract additional financing, the Company expects that payment terms of its obligations will need to be restructured, including resolution of the current defaults on many of its payment obligations. The Company is currently seeking to restructure payment terms of its outstanding obligations in connections with its efforts to raise additional financing through a private placement.  There can be no assurance that such efforts will be successful.

Results of Operations

For the three and six months period ended August 31, 2003

The Company's net loss for the six months ended August 31, 2003 (the "Six Months FY2004") was $5,761,734 compared to a net loss of $9,652,240 for the six months ended August 31, 2002 (the "Six Months FY2003"). Substantially all of the improvement is due to the Company's ongoing efforts to reduce its costs of operations, primarily through reductions in headcount and cost of labor. The net loss also was reduced by a 35% increase in sales. Because the Company is selling from inventory, the Company's cost of goods is relatively constant and an increase in revenues results in a decrease in the Company's loss. Net operating revenues and gross profit were $617,291 and $261,559, respectively, in the Six Months FY2004 and $459,717 and $230,612, respectively, in Six Months FY2003.

The Company's net loss for the three months ended August 31, 2003 (the "Second Quarter FY2004") was $3,536,450 compared to a net loss of $5,694,038 for the three months ended August 31, 2002 (the "Second Quarter FY2003"). Net operating revenues and gross profit were $519,679 and $230,730, respectively, in the Second Quarter FY2004 and $272,978and $127,858, respectively, in Second Quarter FY2003.

Net revenues for the Six Months FY2004 of $617,291 represent an increase of $160,574 (35%) from $456,717 in the Six Months FY2003. Net revenues for the Second Quarter FY2004 of $519,679 represent an increase of $246,701 (90%) from $272,978 in the Second Quarter FY2003. Revenues are higher in Fiscal 2004 due largely to Second Quarter FT2004 delivery of approximately $240,000 of product against a $1,000,000 order from an existing customer. The Company is seeking to increase sales by educating purchasers and potential purchasers on the advantages of the Company's product as compared to competing technology and sales have varied in response to the relative success of the Company's efforts.

Back to Index

Cost of goods increased to $355,732 for the Six Months FY2004 from $226,105 in the Six Months FY2003; a $129,627 (57%) increase. Cost of Goods increasedto $288,949 in the Second Quarter FY2004 from $145,120 in the First Quarter FY2003; a $143,829 (99%) increase. These increases were larger than the changes in net revenues resulting in a reduction in gross margins to 42% and 44% in the Six Months FY2004 and Second Quarter FY2004, respectively, from 50% and 47% for the Six Months FY2003 and Second Quarter FY2003, respectively. This minor reduction in gross margin results from volume discount pricing given on the significant order discussed above. The Company's cost of goods from other sales was consistent with historical gross margins. Cost of goods includes only the direct material and labor costs incurred in production and does not include any allocation of rent, depreciation, overhead or other administrative expenses.

Engineering, research and development expenses decreased by $1,213,038 (56%) to $958,937 in the Six Months FY2004 from $2,1711,975 in the Six Months FY2003 and decreased by $476,292 (51%) to $462,865 in the Second Quarter FY2004 from $939,157 in the Second Quarter FY2003. The decrease was primarily due to the cost control efforts taken throughout fiscal 2003 and into the Six Months FY2004, most significantly, reductions in headcount. Labor and labor related costs included in engineering expense amounted to approximately $810,000 in the Six Months Quarter FY2004, compared to approximately $1,520,000 in the Six Months FY2003. The Company also reduced its research and development activities throughout fiscal 2003 and expects these efforts to continue at or below this reduced level at least through the remainder of fiscal 2004.

Selling, general and administrative ("SG&A") expenses decreasedto $2,260,538 in the Six Months FY2004 from $4,288,044 in the Six Months FY2003; a reduction of $2,027,506 (47%) and decreased to $1,082,770 in the Second Quarter FY2004 from $2,127,569 in the Second Quarter FY2003; a reduction of $1,0440799 (49%). The SG&A expenses were lower due primarily to cost control efforts taken throughout fiscal 2003 and into the Six Months FY2004, most significantly, reductions in headcount. Labor and labor related costs included in SG&A amounted to approximately $1,077,000 in the Six Months FY2004, compared to approximately $2,321,000 in the Six Months Quarter FY2003.

In the Second Quarter FY2004, the Company recorded a $1956,338 long-lived asset impairment charge resulting from the write off of some of the Company's patents and trademarks. During the Second Quarter FY2004, the Company reevaluated its intentions with regard to its patents and trademarks related to products not related to its core business. This evaluation resulted in the conclusion that certain of these patents and trademarks would not generate revenues or cash flows during their remaining lives and, accordingly, the value of these assets was written off. In the Second Quarter FY2003, the Company recorded a $2,300,000 long-lived asset impairment charge resulting from a decline in the realizable value of the Company's headquarters facilities.

In the Second Quarter FY2003, the Company recorded a $700,000 impairment of investments charge resulting from a decline in realizable value of certain non-core investments. There was no similar impairment charge recorded in Second Quarter FY2004.

Net interest expense for the Six Months FY2004 of $1,012,187 was $544,203 (116%) greater than the $467,984 of net interest expense recorded in the Six Months FY2003. This increase was due principally to the recording of $466,500 of expense, in the First Quarter FY2004, representing the beneficial conversion feature related to the issuance of convertible notes payable. Net interest expense for the Second Quarter FY2004 of $368,099 was $17,651 (5%) less than the $385,750 of net interest expense recorded in the Second Quarter FY2003. Interest expense for Second Quarter FY2004 included approximately $199,000 of penalty interest and late fees, $79,000 of which related to the First Quarter FY2004, triggered by the defaults on the mortgage note payable on the Company's headquarters facility (see Financial Position, Liquidity and Capital Resources). Interest expense for the Second Quarter FY2003 included approximately $224,000 of interest charges from prior periods related to restructured trade debt obligations.

Other income was $32,900 and $1,205 in the Six Months FY2004 and Second Quarter FY2004, respectively, compared to other income of $32,480 in the Six Months FY2003 and other expense of $82,091 Second Quarter FY2003.

Back to Index

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

Inventory

The Company is required to make judgments based on historical experience and future expectations as to the realizability of inventory. The Company makes these assessments based on the following factors: i) existing orders, ii) age of the inventory, iii) historical experience and iv) the status of the Company's expectation as to future sales.

Valuation of long-lived assets

Long-lived assets, consisting primarily of property and equipment, and patents and trademarks, comprise a significant portion of the Company's total assets. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying values may not be recoverable. Recoverability of assets is measured by a comparison of the carrying value of an asset to its future net cash flows expected to be generated by those assets. The cash flow projections are based on historical experience, management's view of growth rates within the industry, and the anticipated future economic environment.

Factors that could trigger a review for impairment include:

(a) significant underperformance relative to expected historical or projected future operating results,

(b) significant changes in the manner an asset is used or the Company's overall business strategy, and

(c) significant negative industry or economic trends.

When the Company determines that an asset is impaired, it measures any such impairment by discounting such value to the present using a discount rate appropriate to the perceived risk in realizing such value. When the Company determines that an impaired asset has no foreseeable realizable value, it writes such asset down to zero.

Back to Index

Financial Position, Liquidity and Capital Resources

The Company continues to experience acute liquidity challenges. The Company had cash of approximately $100,000 and $200,000 at August 31 and February 28, 2003, respectively. For the six months ended August 31, 2003 and the year ended February 28, 2003, the Company incurred a net loss of approximately $5,800,000 and $16,100,000, respectively, on net revenues of approximately $500,000 and $1,100,000, respectively. The Company had working capital deficiencies at August 31 and February 28, 2003 of approximately $12,400,000 and $15,600,000, respectively. These conditions, combined with the Company's historical operating losses, raise substantial doubt as to the Company's ability to continue as a going concern. At September 30, 2003, the Company had approximately $300,000 of cash.

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

The cash flow generated from the Company's operations to date has not been sufficient to fund its working capital needs, and the Company does not expect that operating cash flow will be sufficient to fund its working capital needs in its fiscal year ending February 28, 2004. In the past, in order to maintain liquidity, the Company has relied upon external sources of financing, principally equity financing and private and bank indebtedness. The Company expects to fund any operating shortfall in the current fiscal year from cash on hand, sales of non-core assets and external financings. Currently, the Company has no firm commitments from third parties to provide additional financing and there can be no assurance that financing will be available at the times or in the amounts required. If future financing involves the issuance of equity securities, existing stockholders may suffer dilution in book value per share and such dilution may be significant. If financing cannot be arranged in the amounts and at the times required, the Company will cease operations. The Company has no bank line of credit. . The Company is currently in default on many of its payment obligations and needs to restructure its existing obligations. Management is seeking to raise financing for the Company and to restructure the Company's obligations but there can be no assurance that the Company will be successful.

The Company's ability to continue as a going concern is dependent upon the successful achievement of profitable operations and the ability to generate sufficient cash from operations and financing sources to meet its obligations.

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

At August 31, 2003, the Company had accounts receivable, net of allowance for doubtful accounts, of $281,672; $410,717 at February 28, 2003. As of September 30, 2003, the Company had net accounts receivable of approximately $150,000.

From April 1 through June 11, 2003, the Company sold a portion of one of its long-term investments realizing net proceeds of approximately $415,000. The Company intends to sell the remainder of this investment and is actively seeking buyers but has no commitments from any buyers at this time. In May 2003, the Company borrowed $200,000, secured by a portion of the remainder of this investment. In August 2003, this secured borrowing, including accrued interest, was paid with proceeds of borrowing under the Secured Notes referred to below.

Back to Index

There was no spending for property and equipment in the Six Months FY2004 or the Six Months FY2003. The Company has no material capital project that would require funding. The Company's current plant and equipment is sufficient to support its current level of sales.

Debt repayments of $314,044 were made in Six Months FY2004 as compared to $250,000 in Six Months FY2003.

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

On or about September 25, 2003, the Company was notified that the mortgagor holding a deed of trust on the Company's headquarters facility had begun foreclosure proceedings for nonpayment of the mortgage.  The notice states that the mortgagor may sell the property if the Company does not pay all past due payments plus permitted costs, which the notice states totaled $479,828.31 as of September 8, 2003. See Part II, Item 1, Legal Proceedings. Through the Six Months FY2004 and to the date of this report, the Company has taken steps toward curing these defaults and continues to negotiate with the mortgage note holder and the Purchasers. Actions by the parties to these obligations to enforce their rights to collect the amounts due could require the Company to cease operations.

Capital Transactions

In March 2003, the Company issued approximately $400,000 of "5% Discounted Notes". All of these notes (together with other 5% Discounted Notes previously issued) were converted into Series A Preferred on March 31, 2003 as discussed below.

On March 25, 2003, the Company designated 1,500,000 shares of its authorized preferred stock as Series A Convertible Redeemable Preferred Stock (the "Series A Preferred"). Each share of Series A Preferred has a par value of $.005, a liquidation preference of $10.00 plus accrued unpaid dividends and is convertible into common stock at $.080 per share, based on the liquidation preference. Dividends accrue on each share at the rate of 5% of the liquidation preference per annum. The Company may call the Series A Preferred for redemption on or after March 31, 2004 subject to certain conditions. As of August 31, 2003, 591,110 shares of Series A Preferred were outstanding, issued as set forth below.

Back to Index

On March 31, 2003, the Company exchanged $1,125,000 of 8% Notes and converted $1,101,573 of 5% Notes and $1,342,900 of 5% Discounted Notes, plus accrued interest in all cases, into 534,020 shares of Series A Preferred. The average effective net acquisition price of the shares of Common Stock underlying the conversion feature, based on the mounts paid for the notes, is $0.054 per share.

Between May 29 and July 11, 2003, the Company received $600,000 of interim funding from Koyah Leverage Partners, LLP to meet its immediate cash needs and issued term notes bearing interest at 5% per annum, convertible into shares of Series A Preferred (the "Term Notes"). From July 24, 2003 through August 31, 2003, the Company has received an additional $1,227,242 of interim funding. These amounts are evidenced by secured notes payable (the "Secured Notes") on October 24, 2003, which date automatically extends to January 24, 2004 if the Company has not received $2,000,000 of additional funding by October 24, 2003. The Secured Notes bear interest at 10% per annum and are convertible at the option of the holder into new debt or equity securities at of the Company at a 20% discount to the best terms by which such new debt or equity is sold to any new investor. The Secured Notes may be prepaid on notice at a 20% premium. Repayment of the Secured Notes is secured by substantially all the assets of the Company (with limited exceptions). The $600,000 of Term Notes were replaced with Secured Notes as part of this transaction.

From September 1 through 30, 2003, the Company has received an additional $766,147 of interim funding evidenced by additional Secured Notes. Although the Company is in discussions with the investor with regard to further financing, there can be no assurance that additional financing will be obtained.

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

-          the Company issued a $200,000 note in exchange for a loan. The note and $10,000 fixed fee interest became due on June 7, 2003. As part of this borrowing, the Company issued warrants to purchase 3,000,000 shares of common stock at $0.050 per share. The Company paid this note in full in August 2003.

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

Back to Index

PART II - OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

Due to the Company's acute liquidity challenges, it has defaulted in payments under many of its financial obligations (see Part I, Item 2. - Liquidity and Capital Resources and Note 7 in the Condensed Consolidated Financial Statements). These defaults effectively render these obligations payable on demand and the entire principal balance of each obligation has been included in current liabilities in the accompanying Condensed Consolidated Financial Statements. The Company is engaged in numerous legal actions by creditors seeking payment of sums owed. Actions by the parties to these obligations to enforce their rights to collect the amounts due could require the Company to cease operations.

Foreclosure Proceeding

On or about September 25, 2003, the Company was notified that the mortgagor holding a deed of trust on the Company's headquarters facility had begun foreclosure proceedings for nonpayment of the mortgage.  The notice states that the mortgagor may sell the property if the Company does not pay all past due payments plus permitted costs, which the notice states totaled $479,828.31 as of September 8, 2003.  Penalty interest and late charges accrue at the rate of approximately $42,000 per month.  Due to the defaults on the mortgage, the entire mortgage has been classified as a current payable on the Company's financial statements.  According to the notice, the Company has until at least December 2, 2003, to make such cure payment, or to negotiate a settlement providing for lesser payments acceptable to the mortgagor.  The loss of the Company's headquarters facility, without relocation of the Company, would cause the Company to cease operations.

The Company has been addressing this situation through making monthly payments equal to the required monthly payment under the mortgage plus and additional amount to reduce the arrearages for the past several months. The Company has engaged in discussions with the mortgagor and indicated its intention to intention to cure the unpaid amounts.

The defaults under the mortgage also result in defaults in the Agreement for Sale and Leaseback under which the Company was selling its Aura Realty subsidiary , which owns the buildings subject to this mortgage (see discussion above under Item 2 - Financial Position, Liquidity and Capital Resources).

The Company has also undertaken efforts to sell these buildings and move its headquarters and processing facilities to a new location. If not otherwise done sooner, the Company expects that the defaults under the mortgage and the Agreement for Sale and Leaseback would be cured from the proceeds of such sale.

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

Back to Index

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

Waltco Engineering Co. v. Aura Systems, Inc. et. al. (YC045396).

On December 11, 2002, Plaintiff, Waltco Engineering Co. ("Waltco"), filed a suit in California Superior Court for Breach of Written Agreement against the Company and related common counts. Waltco asserted that the Company breached the terms of a payment plan. Waltco claimed damages of $283,296.41 and has received a summary judgment for that amount plus costs. The Company is continuing settlement discussions with Waltco but to date no settlement has been reached. The Company has made appropriate provisions in its financial statements to fully reflect its estimated liability in this case.

Arthur Schwartz v. Aura Systems, Inc (Case number BC299519)

A group of former officers of the Company, who resigned on February 28, 2002 following the commencement of an SEC investigation into the Company's accounting practices (as described above) filed a lawsuit against the Company, on July 24, 2003, seeking payment of amounts owed under a consulting arrangement. The Company had renegotiated the amounts payable under the consulting arrangement, but defaulted on such amounts. The suit filed by these former officers seeks full payment based on their original employment agreements. The accruals reflected on the Company's financial statements were based on the revised agreements in place at the time of their resignations and, should these former officers be awarded the full amount sought in this suit, the Company would be required to record additional expense of approximately $1,100,000.

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

Back to Index

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits:

99.1 - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

99.2 - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

b) Reports on Form 8-K:

None.

Back to Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AURA SYSTEMS, INC.

(Registrant)

Date: October 13, 2003 By: /s/David A. Rescino

David A. Rescino

Interim Chief Financial Officer

(Principal Financial and Accounting Officer

and Duly Authorized Officer)

Back to Index

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

Neal F. Meehan

Chairman & Chief Executive Officer

October 13, 2003

Back to Index

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

David A. Rescino

Interim Chief Financial Officer

October 13, 2003

Back to Index

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

Neal F. Meehan

Chairman & Chief Executive Officer

October 13, 2003

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

David A. Rescino

Interim Chief Financial Officer

October 13, 2003