Form 10-Q
period 2003-11-30
AURA SYSTEMS INC
filed 2004-01-14
CIK 826253

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended November 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES[X] NO[ ]

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Class	Outstanding at January 14, 2004
Common Stock, par value $0.005 per share	430,923,150 Shares

AURA SYSTEMS, INC. AND SUBSIDIARIES
QUARTER ENDED AUGUST 31, 2003

AURA SYSTEMS, INC. AND SUBSIDIARIES
QUARTER AND NINE MONTHS ENDED NOVEMBER 30, 2003

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The consolidated financial statements included herein have been prepared by Aura Systems, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). As contemplated by the SEC under Rule 10-01 of Regulation S-X, the accompanying consolidated financial statements and footnotes have been condensed and therefore do not contain all disclosures required by accounting principles generally accepted in the United States of America. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended February 28, 2003 as filed with the SEC (file number 000-17249) and any amendments thereto.

AURA SYSTEMS, INC. AND SUBSIDIARIES
QUARTER AND NINE MONTHS ENDED NOVEMBER 30, 2003
AURA SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
Assets	November 30, 2003 (Unaudited)	February 28, 2003
Current assets:
Cash and cash equivalents	$ 256,067	$ 163,693
Receivables, net	624,692	410,717
Inventories, net	1,882,738	1,414,500
Notes receivable	223,230	210,272
Other current assets	471,402	166,589
Total current assets	3,458,129	2,365,771

Property and equipment, at cost	13,839,236	13,839,351
Less accumulated depreciation and amortization	(6,853,967)	(6,495,840)
Net property and equipment	6,985,269	7,343,511

Non-current inventories	6,881,321	7,573,225
Long term investments	585,000	1,000,000
Long term receivables	1,837,041	2,006,121
Patents and trademarks, net	626,670	2,753,603
Other assets	600,634	725,635
Total assets	$ 20,974,064	$ 23,767,866

Liabilities and Stockholder's Equity
Current liabilities:
Accounts payable	$ 2,745,413	$ 2,753,503
Notes payable	9,211,768	9,542,786
Convertible notes	4,597,342	3,762,317
Accrued expenses	1,848,673	1,772,936
Deferred income	160,500	160,500
Total current liabilities	18,563,696	17,992,042

Notes payable and other liabilities	34,808	40,275
Minority interest in consolidated subsidiary	905,466	1,023,373

COMMITMENTS AND CONTINGENCIES
Stockholders' equity Series A Convertible, Redeemable Preferred stock par value $0.005 per share and additional paid in capital. 1,500,000 shares authorized, 591,110 shares issued and outstanding at November 30, 2003; none at February 28, 2003.	3,937,176	-

Common stock par value $0.005 per share and additional paid in capital. 500,000,000 shares authorized, 430,923,150 issued and outstanding at November 30 and February 28, 2003.	305,898,468	305,429,815

Committed common stock. 20,653,668 at November 30, 2003; 13,790,923 at February 28, 2003	3,102,958	3,102,958

Accumulated deficit	(311,468,508)	(303,820,597)
Total stockholders' equity	1,470,094	4,712,176
Total liabilities and stockholders' equity	$ 20,974,064	$ 23,767,866

See accompanying notes to condensed consolidated financial statements.

AURA SYSTEMS, INC. AND SUBSIDIARIES
QUARTER AND NINE MONTHS ENDED NOVEMBER 30, 2003

AURA SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND NINE MONTHS ENDED NOVEMBER 30, 2003 AND 2002

	(Unaudited)
	Three Months		Nine Months
	2003	2002	2003	2002

Net Revenues	$ 726,692	$ 423,066	$ 1,343,983	$ 879,783
Cost of goods	302,463	199,154	658,195	425,259
Gross Profit	424,229	223,912	685,788	454,524

Expenses
Engineering, research and development expenses	636,628	914,890	1,595,565	3,086,865
Selling, general and administrative	1,217,000	1,542,284	3,477,538	5,830,328
Impairment loss on long-lived assets	-	-	1,956,338	2,300,000
Total costs and expenses	1,853,628	2,457,174	7,029,441	11,217,193

Loss from operations	(1,429,399)	(2,233,262)	(6,343,653)	(10,762,669)

Other (income) and expense
Impairment of investments	-	-	-	700,000
Interest expense, net	381,626	163,279	1,393,813	631,263
Other (income) expense, net	126,846	(61,992)	93,946	(107,143)
Minority interest in net loss of consolidated subsidiary	(51,694)	-	(117,907)	-

Loss before extraordinary item	(1,886,177)	(2,334,549)	(7,713,505)	(11,986,789)
Extraordinary item Gain on extinguishment of debt obligations, net of income taxes of $0	-	-	65,594	-
Net loss	$(1,886,177)	$(2,334,549)	$(7,647,911)	$(11,986,789)

Basic and diluted loss available to common shareholders per share
Before extraordinary item Extraordinary item	$ (0.005) $ -	$ (0.006) $ -	$ (0.018) $ -	$ (0.029) $ -
Total basic and diluted loss per share	$ (0.005)	$ (0.006)	$ (0.018)	$ (0.029)
Weighted average shares used to compute basic and diluted loss available to common shareholders per share	430,923,150	421,086,112	430,923,150	410,794,584

See accompanying notes to condensed consolidated financial statements.

AURA SYSTEMS, INC. AND SUBSIDIARIES
QUARTER AND NINE MONTHS ENDED NOVEMBER 30, 2003

 AURA SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED NOVEMBER 30, 2003 AND 2002

(Unaudited)

	2003	2002
Net cash used in operations	$ (4,897,308)	$ (8,567,844)

Investing activities:

Proceeds from sale of investment	415,000	85,000
Additions to property and equipment	-	(6,491)
Note receivable	156,122	249,746

Net cash provided by investing activities	571,122	328,255

Financing activities:

Issuance of debt	200,000	2,628,750
Repayment of debt	(446,449)	(1,126,182)
Issuance of convertible notes	4,405,509	-
Net proceeds from sale of common stock	-	5,670,398
Net proceeds from sale of Series A preferred stock	259,500	-

Net cash provided by financing activities:	4,418,560	7,172,966

Net increase (decrease) in cash	92,374	(1,066,624)

Cash and cash equivalents at beginning of period	163,693	1,143,396

Cash and cash equivalents at end of period	$ 256,067	$ 76,772

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$317,541	$378,065

Unaudited supplemental disclosure of noncash investing and financing activities:

During the nine months ended November 30, 2003, the Company:
- issued $11,047 of convertible notes payable to satisfy a fee reimbursement obligation to Koyah Leverage Partners, LLP
- exchanged $3,605,973 of convertible notes payable, plus accrued interest, for 534,020 shares of Series A Convertible, Redeemable Preferred Stock.

During the nine months ended November 30, 2002, the Company:
- issued 659,175 shares of the Company's common stock in satisfaction of $169,740 in liabilities.

See accompanying notes to condensed consolidated financial statements.

AURA SYSTEMS, INC. AND SUBSIDIARIES
QUARTER AND NINE MONTHS ENDED NOVEMBER 30, 2003

AURA SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2003
(Unaudited)

Basis of Presentation

The condensed consolidated financial statements include the accounts of Aura Systems, Inc. and subsidiaries (the "Company"). All inter-company balances and inter-company transactions have been eliminated.

In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (which include normal recurring adjustments) and reclassifications for comparability necessary to present fairly the financial position of Aura Systems, Inc. and subsidiaries at November 30, 2003 and the results of its operations for the three and nine months ended November 30, 2003 and 2002.

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

The Company continues to experience acute liquidity challenges. The Company had cash of approximately $260,000 and $160,000 at November 30 and February 28, 2003, respectively. For the nine months ended November 30, 2003 and the year ended February 28, 2003, the Company incurred a net loss of approximately $7,600,000 and $16,100,000, respectively, on net revenues of approximately $1,300,000 and $1,100,000, respectively. The Company had working capital deficiencies at November 30 and February 28, 2003 of approximately $15,100,000 and $15,600,000, respectively. These conditions, combined with the Company's historical operating losses, raise substantial doubt as to the Company's ability to continue as a going concern. At December 31, 2003, the Company had approximately $150,000 of cash.

AURA SYSTEMS, INC. AND SUBSIDIARIES
QUARTER AND NINE MONTHS ENDED NOVEMBER 30, 2003

The cash flow generated from the Company's operations to date has not been sufficient to fund its working capital needs, and the Company does not expect that operating cash flow will be sufficient to fund its working capital needs in the remainder of its current fiscal year, ending February 29, 2004, and its next fiscal year, ending February 28, 2005. In order to maintain liquidity, the Company has relied and continues to rely upon external sources of financing, principally equity financing and private and bank indebtedness. The Company has no bank line of credit.

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

In the nine months ended November 30, 2003, Series A Preferred outstanding increased by a total of 591,110 shares as follows: 534,020 shares were issued in exchange for convertible notes payable, plus accrued interest, totaling approximately $3,700,000 and 57,090 shares were issued for $259,500 cash proceeds. As of November 30, 2003 cumulative preferred dividends of approximately $198,000 have accrued but have not been declared or paid. These unpaid dividends represent an increase in the liquidation preference for the outstanding Series A Preferred.

The Company did not issue shares of Common Stock during the nine months ended November 30, 2003.

AURA SYSTEMS, INC. AND SUBSIDIARIES
QUARTER AND NINE MONTHS ENDED NOVEMBER 30, 2003

During the nine months ended November 30, 2003, the Company issued stock options to executive officers and members of the Board of Directors to purchase, in the aggregate, 16,650,000 shares of the Company's common stock at prices at or above the market price at the date of grant.

During the quarter ended August 31, 2003, the Board of Directors authorized the issuance of 8,000 shares of Series A Preferred in settlement of a $57,423 payable to a law firm in which a Board member is a partner. As of August 31, 2003, these shares have not been issued and this amount continues to be included in Accounts Payable.

Inventories

Inventories, stated at the lower of cost (first in, first out) or market, consist of the following:

	November 30, 2003 (unaudited)	February 28, 2003

Raw materials	$ 3,994,647	$ 3,846,439
Finished goods	6,447,412	6,819,286
Reserved for potential product obsolescence	(1,678,000)	(1,678,000)
	8,764,059	8,987,725
Non-current portion	6,881,321	7,573,225
	$ 1,882,738	$ 1,414,500

Inventories consist primarily of components and completed units for the Company's AuraGen product.

The Company does not expect to realize all of its inventories within the 12-month period ending November 30, 2004. Because of this, the Company has assessed the net realizability of these assets, the proper classification of the inventory, and the potential obsolescence of inventory. The net inventories as of November 30 and February 28, 2003 which are not expected to be realized within a 12-month period have been reclassified as long term. The Company has also recorded a reserve for obsolescence of $1,678,000 at November 30 and February 28, 2003.

Patents and Trademarks

During the second quarter of fiscal 2004, the Company reevaluated its intentions with regard to its patents and trademarks related to products outside its core business and wrote off patents related to products not in development. This was recorded as an impairment loss on long-lived assets and classified as an operating expense.

AURA SYSTEMS, INC. AND SUBSIDIARIES
QUARTER AND NINE MONTHS ENDED NOVEMBER 30, 2003

Notes Payable and Other Liabilities

Notes payable and other liabilities consist of the following:

	November 30, 2003 (unaudited)	February 28,2003
Notes payable-buildings (a)	$ 4,979,058	$ 5,058,774
Convertible notes payable (b)	-	2,012,320
Convertible notes payable (c)	625,000	1,750,000
Convertible notes payable (d)	3,972,342	-
Litigation payable (e)	2,201,604	2,201,604
Trade debt (f)	1,056,793	1,308,533
Note payable-related party (g)	1,000,000	1,000,000
Notes payable-equipment (h)	9,121	14,147
	13,843,918	13,345,378
Less: current portion	13,809,110	13,305,103
Long-term portion	$ 34,808	$ 40,275

(a)  Notes payable-buildings consist of a 1st Trust Deed on two buildings in California bearing interest at the rate of 7.625%. A final balloon payment is due in Fiscal 2009. In April 2003, the Company defaulted on these notes payable and the notes remain in default at November 30, 2003. As such, these notes payable were classified as current liabilities at November 30 and February 28, 2003.

(b)  The notes payable bear interest at 5% per annum, mature at various dates, and are convertible into shares of the Company's Series A Preferred at a rate of $1.00 principal amount of notes for each $2.20 of Series A Preferred. On March 31, 2003, these notes were converted into shares of Series A Preferred (see Note 3).

(c)  The notes carry an 8% interest rate and are convertible into common stock at various conversion rates. In March 2003, $1,125,000 of the notes were converted into Series A Preferred (see Note 3).

(d)  Represents Secured Notes payable on March 31, 2004, bearing interest at 10% per annum and convertible at the option of the holder into new debt or equity securities at of the Company at a 20% discount to the best terms by which such new debt or equity is sold to any new investor. The Secured Notes may be prepaid on notice at a 20% premium. Repayment of the Secured Notes is secured by substantially all the assets of the Company (with limited exceptions).

(e)  The litigation payable represents the legal settlements entered into by Aura with various parties. These settlements call for payment terms with 8% interest rate to the plaintiffs through fiscal 2004.

(f)  Represents trade debt restructured with payment terms over a three-year period with interest at 8% per annum commencing in January 2000.

AURA SYSTEMS, INC. AND SUBSIDIARIES
QUARTER AND NINE MONTHS ENDED NOVEMBER 30, 2003

During the quarter ended May 31, 2003 and the year ended February 28, 2003, the Company settled $59,818 and $1,456,213, respectively, of this trade debt, including accrued interest, for $14,356 and $385,142, respectively. The gains on the extinguishment of debt of $65,594 and $1,050,995, which are reflected as extraordinary items in the nine months ended November 30, 2003 and the year ended February 28, 2003, respectively, resulted in extraordinary income per share of less than $0.01 in each period. To fund these transactions, the Company issued $307,862 of the convertibles notes payable described in (b) above in the year ended February 28, 2003.

(g)  Note payable - related party consisted of a $1,000,000 note payable, which was entered into in connection with the sale of a minority interest in Aura Realty. The note bears interest at 12.3% per annum and is secured by a security interest in a certain note receivable. The Company is required to make interest only payments for the first 17 months of the term, and the $1,000,000 principal is due on May 31, 2004.

(h)  Notes payable-equipment consists of a note maturing in February 2005 with an interest rate of 8.45%.

Significant Customers

In the nine months ended November 30, 2003, the Company sold AuraGen related products to three significant customers for a total of approximately $858,000 or 64% of net revenues. None of these customers is related to or affiliated with the Company.

In June 2003, the Company received an order for over $1,000,000 of AuraGen(R) units, including mounting brackets and installation, from one of its significant customers. During the nine months ended November 30, 2003, approximately $275,000 of this order was delivered. The remainder of this order will be delivered at the customer's request through June 2006.

At November 30, 2003, the Company held accounts receivable from these significant customers for approximately $413,000 or 66% of net receivables.

Contingencies

The Company is engaged in certain material legal proceedings as described in Part II, Item 2 of this Form 10-Q. Provisions have been made in the financial statements for all judgments and settlements noted therein, and as otherwise stated in such discussion.

AURA SYSTEMS, INC. AND SUBSIDIARIES
QUARTER AND NINE MONTHS ENDED NOVEMBER 30, 2003

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q report may contain forward-looking statements which involve risks and uncertainties. Such forward-looking statements include, but are not limited to, statements regarding future events and the Company's plans and expectations. The Company's actual results may differ significantly from the results discussed in forward-looking statements as a result of certain factors, including those discussed in the Company's Form 10-K for the period ended February 28, 2003, as amended, and this report. The Company expressly disclaims any obligations or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations or any events, conditions or circumstances on which any such statement is based. This report includes product names, trade names and marks of companies other than the Company. All such company or product names are trademarks, registered trademarks, trade names or marks of their respective owners and are not the property of the Company.

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

AURA SYSTEMS, INC. AND SUBSIDIARIES
QUARTER AND NINE MONTHS ENDED NOVEMBER 30, 2003

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

The Company's financial statements have been prepared on the assumption the Company continues as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, as a result of the Company's losses from operations and its default on certain of its obligations (see Note 6 in the Condensed Consolidated Financial Statements), there is substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

The Company's current level of sales reflects the Company's efforts to introduce a new product into the marketplace. Many purchases of the product are being made for evaluation purposes. The Company seeks to achieve profitable operations by obtaining market acceptance of the AuraGen as a competitive - if not superior - product providing mobile power, thereby causing sales to increase dramatically to levels which support a profitable operation. There can be no assurance that this success will be achieved.

As of January 14, 2004, the Company had outstanding warrants, options and convertible securities to purchase approximately 170 million shares of common stock. The Company also had commitments to issue approximately 20 million shares of common Stock without further consideration. The aggregate number of outstanding options, warrants, and common share equivalents is in excess of the authorized, but unissued number of shares of the Company's common stock. Management intends to seek shareholder approval of an increase in the Company's authorized shares sufficient to satisfy all existing commitments and create available shares for potential future investments. However, there can be no assurance that such approval will be obtained.

AURA SYSTEMS, INC. AND SUBSIDIARIES
QUARTER AND NINE MONTHS ENDED NOVEMBER 30, 2003

Results of Operations

For the three and nine months period ended November 30, 2003

The Company's net loss for the nine months ended November 30, 2003 (the "Nine Months FY2004") was $7,647,911 compared to a net loss of $11,986,789 for the nine months ended November 30, 2002 (the "Nine Months FY2003"). Substantially all of the improvement is due to the Company's ongoing efforts to reduce its costs of operations, primarily through reductions in headcount and cost of labor. The net loss was also favorably impacted by a 53% increase in sales. Because the Company is selling from inventory, the Company's cost of goods is relatively constant and an increase in revenues results in a decrease in the Company's loss. Net operating revenues and gross profit were $1,343,983 and $685,788, respectively, in the Nine Months FY2004 and $879,783 and $454,524, respectively, in Nine Months FY2003.

The Company's net loss for the three months ended November 30, 2003 (the "Third Quarter FY2004") was $1,886,177 compared to a net loss of $2,334,549 for the three months ended November 30, 2002 (the "Third Quarter FY2003"). Net operating revenues and gross profit were $726,692 and $424,229, respectively, in the Third Quarter FY2004 and $423,066 and $223,912, respectively, in Third Quarter FY2003.

Net revenues for the Nine Months FY2004 of $1,343,983 represent an increase of $464,200 (53%) from $879,783 in the Nine Months FY2003. Net revenues for the Third Quarter FY2004 of $726,692 represent an increase of $303,626 (72%) from $423,066 in the Third Quarter FY2003. Revenues are higher in Fiscal 2004 due largely to Third Quarter FY2004 delivery of approximately $240,000 of product against a $1,000,000 order from an existing customer and strengthening sales in the military sector. The Company is seeking to increase sales by educating purchasers and potential purchasers on the advantages of the Company's product as compared to competing technology and sales have varied in response to the relative success of the Company's efforts.

Cost of goods increased to $658,195 for the Nine Months FY2004 from $425,259 in the Nine Months FY2003; a $232,936 (55%) increase. Cost of Goods increased to $302,463 in the Third Quarter FY2004 from $199,154 in the Third Quarter FY2003; a $103,309 (52%) increase. Cost of goods includes only the direct material and labor costs incurred in production and does not include any allocation of rent, depreciation, overhead or other administrative expenses. Gross margin for Nine Months FY2004 of 51% is comparable to the gross margin of 52% for Nine Months FY2003. Gross margin for Third Quarter FY2004 of 58% is improved from the 53% gross margin in Third Quarter FY2003 due to sales in Third Quarter FY2004 consisting of a greater percentage of military sales, which tend to have higher margins.

Engineering, research and development expenses decreased by $1,491,300 (48%) to $1,595,565 in the Nine Months FY2004 from $3,086,865 in the Nine Months FY2003 and decreased by $278,262 (30%) to $636,628 in the Third Quarter FY2004 from $914,890 in the Third Quarter FY2003. The decrease was primarily due to the cost control efforts taken throughout fiscal 2003 and into the Nine Months FY2004, most significantly, reductions in headcount. Labor and labor related costs included in engineering expense amounted to approximately $1,260,000 in the Nine Months Quarter FY2004, compared to approximately $2,140,000 in the Nine Months FY2003. The Company also reduced its research and development activities throughout fiscal 2003 and expects these efforts to continue at or below this reduced level at least through the remainder of fiscal 2004.

AURA SYSTEMS, INC. AND SUBSIDIARIES
QUARTER AND NINE MONTHS ENDED NOVEMBER 30, 2003

Selling, general and administrative ("SG&A") expenses decreased to $3,477,538 in the Nine Months FY2004 from $5,830,328 in the Nine Months FY2003; a reduction of $2,352,790 (40%) and decreased to $1,217,000 in the Third Quarter FY2004 from $1,542,284 in the Third Quarter FY2003; a reduction of $325,284 (21%). The SG&A expenses were lower due primarily to cost control efforts taken throughout fiscal 2003 and into the Nine Months FY2004, most significantly, reductions in headcount. Labor and labor related costs included in SG&A amounted to approximately $1,650,000 in the Nine Months FY2004, compared to approximately $3,310,000 in the Nine Months Quarter FY2003.

In the Second Quarter FY2004, the Company recorded a $1,956,338 long-lived asset impairment charge resulting from the write off of some of the Company's patents and trademarks. During the Second Quarter FY2004, the Company reevaluated its intentions with regard to its patents and trademarks related to products outside its core business and wrote off patents related to products not in active development. In the Second Quarter FY2003, the Company recorded a $2,300,000 long-lived asset impairment charge resulting from a decline in the realizable value of the Company's headquarters facilities.

In the Second Quarter FY2003, the Company recorded a $700,000 impairment of investments charge resulting from a decline in realizable value of certain non-core investments. There was no similar impairment charge recorded in FY2004.

Net interest expense for the Nine Months FY2004 of $1,393,813 was $762,550 (121%) greater than the $631,263 of net interest expense recorded in the Nine Months FY2003. This increase was due principally to the recording of $466,500 of expense, in the First Quarter FY2004, representing the beneficial conversion feature of the notes payable that were converted into Series A Preferred and penalty interest triggered by the defaults on the mortgage note payable on the Company's headquarters facility (see Financial Position, Liquidity and Capital Resources). Net interest expense for the Third Quarter FY2004 of $381,626 was $218,347 (134%) greater than the $163,279 of net interest expense recorded in the Third Quarter FY2003. This increase was due principally to the approximately $120,000 of penalty interest and late fees related to the defaults on the mortgage note payable on the Company's headquarters facility and interest accruing on the convertible notes payable issued in FY2004.

Other expense was $93,946 in the Nine Months FY2004 and $126,846 of other expense in Third Quarter FY2004 compared to other income of $107,143 and $61,992 in the Nine Months FY2003 and Third Quarter FY2003, respectively. The other expense in Third Quarter FY2004 was primarily to record the judgment entered in the Waltco Engineering lawsuit (see Legal Proceedings).

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

AURA SYSTEMS, INC. AND SUBSIDIARIES
QUARTER AND NINE MONTHS ENDED NOVEMBER 30, 2003

Revenue Recognition

Aura is required to make judgments based on historical experience and future expectations, as to the reliability of shipments made to its customers. These judgments are required to assess the propriety of the recognition of revenue based on Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition," and related guidance. Because sales are currently in limited volume and many sales are for evaluative purposes, the Company has not booked a general reserve for returns. The Company will consider an appropriate level of reserve for product returns when its sales increase to commercial levels.

Inventory Valuation and Classification

Inventories consist primarily of components and completed units for the Company's AuraGen(R) product. Inventories are valued at the lower of cost (first-in, first-out) or market. Provision is made for estimated amounts of current inventories that will ultimately become obsolete due to changes in the product itself or vehicle engine types that go out of production. Due to continuing lower than projected sales, the Company is holding inventories in excess of what it expects to sell in the next fiscal year. The net inventories which are not expected to be realized within a 12-month period based on current sales forecasts have been reclassified as long term. Management believes that existing inventories can, and will, be sold in the future without significant costs to upgrade it to current models and that the valuation of the inventories, classified both as current and long-term assets, accurately reflects the realizable values of these assets. The AuraGen(R) product being sold currently is not technologically different from those in inventory. Existing finished goods inventories can be upgraded to the current model with only a small amount of materials and manpower. We make these assessments based on the following factors: i) existing orders, ii) age of the inventory, iii) historical experience and iv) the Company's expectations as to future sales. If expected sales volumes do not materialize, there would be a material impact on the Company's financial statements.

Valuation of Long-Lived Assets

Long-lived assets, consisting primarily of property and equipment, and patents and trademarks, comprise a significant portion of the Company's total assets. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying values may not be recoverable. Recoverability of assets is measured by a comparison of the carrying value of an asset to the future net cash flows expected to be generated by those assets. Net cash flows are estimated based on expectations as to the realizability of the asset. Factors that could trigger a review include significant changes in the manner of an asset's use or the Company's overall strategy.

Specific asset categories are treated as follows:

Accounts Receivable: The Company records an allowance for doubtful accounts based on management's expectation of collectibility of current and past due accounts receivable.

Property, Plant and Equipment: The Company depreciates its property and equipment over various useful lives ranging from five to ten years. Adjustments are made as warranted when market conditions and values indicate that the current value of an asset is less than its net book value.

AURA SYSTEMS, INC. AND SUBSIDIARIES
QUARTER AND NINE MONTHS ENDED NOVEMBER 30, 2003

Long-Term Investments: As the Company does not hold a sufficient interest in its investments to exercise significant influence and the fair market value of the investments are not readily determinable, long-term investments have been accounted for under the cost method. Management reviews financial and other available information pertaining to such investments to determine if and when a decline, other than temporary, in the value of any investment has occurred and an adjustment is warranted.

Patents and trademarks: As the Company's business depends on using new technology to create new products, impairments in patents can be triggered by changed expectations regarding the foreseeable commercial production of products underlying such patents.

When the Company determines that an asset is impaired, it measures any such impairment by discounting an asset's realizable value to the present using a discount rate appropriate to the perceived risk in realizing such value. When the Company determines that an impaired asset has no foreseeable realizable value, it writes such asset down to zero.

Financial Position, Liquidity and Capital Resources

The Company continues to experience acute liquidity challenges. The Company had cash of approximately $260,000 and $160,000 at November 30 and February 28, 2003, respectively. For the nine months ended November 30, 2003 and the year ended February 28, 2003, the Company incurred a net loss of approximately $7,600,000 and $16,100,000, respectively, on net revenues of approximately $1,300,000 and $1,100,000, respectively. The Company had working capital deficiencies at November 30 and February 28, 2003 of approximately $15,100,000 and $15,600,000, respectively. These conditions, combined with the Company's historical operating losses, raise substantial doubt as to the Company's ability to continue as a going concern. At December 31, 2003, the Company had approximately $150,000 of cash.

The cash flow generated from the Company's operations to date has not been sufficient to fund its working capital needs, and the Company does not expect that operating cash flow will be sufficient to fund its working capital needs in the remainder of its current fiscal year, ending February 29, 2004, and its next fiscal year, ending February 28, 2005. In order to maintain liquidity, the Company has relied and continues to rely upon external sources of financing, principally equity financing and private and bank indebtedness. The Company has no bank line of credit.

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

AURA SYSTEMS, INC. AND SUBSIDIARIES
QUARTER AND NINE MONTHS ENDED NOVEMBER 30, 2003

Due to the Company's acute liquidity challenges, it has defaulted in payments under many of its financial obligations (see Note 6 in the Condensed Consolidated Financial Statements). These defaults effectively render these obligations payable on demand and the entire principal balance of each obligation has been included in current liabilities in the accompanying Consolidated Financial Statements. Actions by the parties to these obligations to enforce their rights to collect the amounts due could require the Company to cease operations.

At November 30, 2003, the Company had accounts receivable, net of allowance for doubtful accounts, of $624,692; $410,717 at February 28, 2003. As of December 31, 2003, the Company had net accounts receivable of approximately $610,000.

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

There was no spending for property and equipment in the Nine Months FY2004 and only $6,491 spent in the Nine Months FY2003. The Company has no material capital project that would require funding. The Company's current plant and equipment is sufficient to support its current level of sales.

Debt repayments of $446,449 were made in Nine Months FY2004 as compared to $1,126,182 in Nine Months FY2003.

During fiscal 2003, the Company agreed to sell its Aura Realty, Inc. subsidiary ("Aura Realty") to a group of individuals, including five members of the Company's former management including Zvi Kurtzman and Steve Veen, (the "Purchasers") and to lease back the Company's headquarters facility, which is owned by Aura Realty. The purchase price of $7,350,000 was to be paid by assumption or refinancing of the current mortgage on the property (which had a principal balance of approximately $5.1 million). Net of this mortgage, $0.6 million of security deposits and prepayments paid to the Purchasers to secure the Company's performance, $0.1 million of past due amounts owed to certain of the Purchasers and $0.1 million of fees to Purchasers, the Company received approximately $1.5 million, of which $0.9 million was advanced to the Company by the Purchasers prior to closing and $0.6 million was transferred to the Company at the initial closing on December 1, 2002. Also on December 1, 2002, the Company transferred 49.9% of the common stock of Aura Realty to the Purchasers, issued to Purchasers a $1.0 million term note and granted Purchasers a security interest in a note receivable to secure the Company's performance under the agreement. The Purchasers also received warrants to purchase 15,000,000 shares of common stock, exercisable through November 30, 2007, at exercise prices ranging from $0.15 to $0.25 per share. The value of the warrant was calculated at $0.7 million using the Black-Scholes method of valuation. The Purchasers also purchased 21,366,347 shares of the Company's common stock for $1.5 million. The Company is required to issue approximately 6,900,000 additional shares and has issued 5,500,000 additional warrants to Purchasers due to its failure to register the shares for resale.

AURA SYSTEMS, INC. AND SUBSIDIARIES
QUARTER AND NINE MONTHS ENDED NOVEMBER 30, 2003

The holder of the mortgage did not consent to the transfer of the Company's remaining 51.1% interest in Aura Realty and the Company failed to make certain payments to the Purchasers as required under the agreement. During June 2003, the Company entered into a forbearance agreement with the Purchasers, whereby the Company agreed to issue the additional warrants required under the agreements for failure to register the previously issued shares for resale to the public, assign the receivable (a note issued by Alpha Ceramic) to the Purchasers, promptly engage an exclusive listing agent for the sale of the property and pay certain amounts in default on the mortgage. The Company is currently in negotiations with the Purchasers and the holder of the mortgage relative to these matters. The Company originally recorded and reported the Aura Realty transaction as a sale of 100% of its Aura Realty subsidiary. The events subsequent to year end raise significant doubt that the remainder of the transaction contemplated by the agreement will ever be completed. As a result, the transaction has been recorded at February 28, 2003 as a sale of a minority interest in Aura Realty.

On or about September 25, 2003, the Company was notified that the mortgagor holding a deed of trust on the Company's headquarters facility had begun foreclosure proceedings for nonpayment of the mortgage.  The notice states that the mortgagor may sell the property if the Company does not pay all past due payments plus permitted costs, which the notice states totaled $479,828.31 as of September 8, 2003. See Part II, Item 1, Legal Proceedings. Through the Nine Months FY2004 and to the date of this report, the Company has taken steps toward curing these defaults and continues to negotiate with the mortgage note holder and the Purchasers. Actions by the parties to these obligations to enforce their rights to collect the amounts due could require the Company to cease operations.

Capital Transactions

In March 2003, the Company issued approximately $400,000 of "5% Discounted Notes". All of these notes (together with other 5% Discounted Notes previously issued) were converted into Series A Preferred on March 31, 2003 as discussed below.

On March 25, 2003, the Company designated 1,500,000 shares of its authorized preferred stock as Series A Convertible Redeemable Preferred Stock (the "Series A Preferred"). Each share of Series A Preferred has a par value of $.005, a liquidation preference of $10.00 plus accrued unpaid dividends and is convertible into common stock at $.080 per share, based on the liquidation preference. Dividends accrue on each share at the rate of 5% of the liquidation preference per annum. The Company may call the Series A Preferred for redemption on or after March 31, 2004 subject to certain conditions. As of November 30, 2003, 591,110 shares of Series A Preferred were outstanding, issued as set forth below.

On March 31, 2003, the Company exchanged $1,125,000 of 8% Notes and converted $1,101,573 of 5% Notes and $1,342,900 of 5% Discounted Notes, plus accrued interest in all cases, into 534,020 shares of Series A Preferred. The average effective net acquisition price of the shares of Common Stock underlying the conversion feature, based on the mounts paid for the notes, is $0.054 per share.

AURA SYSTEMS, INC. AND SUBSIDIARIES
QUARTER AND NINE MONTHS ENDED NOVEMBER 30, 2003

Between May 29 and July 11, 2003, the Company received $600,000 of interim funding from Koyah Leverage Partners, LLP to meet its immediate cash needs and issued term notes bearing interest at 5% per annum, convertible into shares of Series A Preferred (the "Term Notes"). From July 24, 2003 through November 30, 2003, the Company has received an additional $3,372,242 of interim funding. These amounts are evidenced by secured notes payable (the "Secured Notes") on March 31, 2004. The Secured Notes bear interest at 10% per annum and are convertible at the option of the holder into new debt or equity securities at of the Company at a 20% discount to the best terms by which such new debt or equity is sold to any new investor. The Secured Notes may be prepaid on notice at a 20% premium. Repayment of the Secured Notes is secured by substantially all the assets of the Company (with limited exceptions). The $600,000 of Term Notes were replaced with Secured Notes as part of this transaction.

From December 1, 2003 through January 14, 2004, the Company has received an additional $680,000 of interim funding evidenced by additional Secured Notes. In connection with this financing, the Company agreed to issue warrants to purchase an aggregate of 3,200,000 shares of common stock at a price per share of $0.11, exercisable through January 7, 2011, as an inducement to the lender to continue providing funding and in resolution of a prior commitment of the Company. Although the Company is in discussions with the investor with regard to further financing, there can be no assurance that additional financing will be obtained.

-  the Company issued 57,090 shares of Series A Preferred in a private placement for net cash proceeds of $259,500. The effective net acquisition price of the shares of Common Stock underlying the conversion feature, based on the amounts paid for the preferred stock is $0.036 per share.

-  the Company issued a $200,000 note in exchange for a loan. The note and $10,000 fixed fee interest became due on June 7, 2003. As part of this borrowing, the Company issued warrants to purchase 3,000,000 shares of common stock at $0.050 per share. The Company paid this note in full in August 2003.

AURA SYSTEMS, INC. AND SUBSIDIARIES
QUARTER AND NINE MONTHS ENDED NOVEMBER 30, 2003

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

PART II - OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

Due to the Company's acute liquidity challenges, it has defaulted in payments under many of its financial obligations (see Part I, Item 2. - Liquidity and Capital Resources and Note 6 in the Condensed Consolidated Financial Statements). These defaults effectively render these obligations payable on demand and the entire principal balance of each obligation has been included in current liabilities in the accompanying Condensed Consolidated Financial Statements. The Company is engaged in numerous legal actions by creditors seeking payment of sums owed. Actions by the parties to these obligations to enforce their rights to collect the amounts due could require the Company to cease operations.

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

AURA SYSTEMS, INC. AND SUBSIDIARIES
QUARTER AND NINE MONTHS ENDED NOVEMBER 30, 2003

The defaults under the mortgage also result in defaults in the Agreement for Sale and Leaseback under which the Company was selling its Aura Realty subsidiary, which owns the buildings subject to this mortgage (see discussion above under Item 2 - Financial Position, Liquidity and Capital Resources).

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

AURA SYSTEMS, INC. AND SUBSIDIARIES
QUARTER AND NINE MONTHS ENDED NOVEMBER 30, 2003

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

Arthur Schwartz v. Aura Systems, Inc.

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

AURA SYSTEMS, INC. AND SUBSIDIARIES
QUARTER AND NINE MONTHS ENDED NOVEMBER 30, 2003

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

AURA SYSTEMS, INC. (Registrant)

Date: January 14, 2004 By: /s/David A. Rescino

David A. Rescino

Interim Chief Financial Officer
(Principal Financial and Accounting Officer
 and Duly Authorized Officer)

AURA SYSTEMS, INC. AND SUBSIDIARIES
QUARTER AND NINE MONTHS ENDED NOVEMBER 30, 2003

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

/s/ Neal F. Meehan

Neal F. Meehan
Chairman & Chief Executive Officer
January 14, 2004

AURA SYSTEMS, INC. AND SUBSIDIARIES
QUARTER AND NINE MONTHS ENDED NOVEMBER 30, 2003

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

/s/ David A. Rescino

David A. Rescino
Interim Chief Financial Officer
January 14, 2004

AURA SYSTEMS, INC. AND SUBSIDIARIES
QUARTER AND NINE MONTHS ENDED NOVEMBER 30, 2003

EXHIBIT 99.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Aura Systems, Inc. (the "Company") on Form 10-Q for the period ending November 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Neal F. Meehan, Chairman and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to my knowledge:

1.The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company for the periods indicated.

/s/ Neal F. Meehan

Neal F. Meehan
Chairman & Chief Executive Officer
January 14, 2004

EXHIBIT 99.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Aura Systems, Inc. (the "Company") on Form 10-Q for the period ending November 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David A. Rescino, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to my knowledge:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company for the periods indicated.

/s/ David A. Rescino

David A. Rescino
Interim Chief Financial Officer
January 14, 2004