Form 10-K/A
period 2003-02-28
AURA SYSTEMS INC
filed 2004-01-22
CIK 826253

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

[X] For the fiscal year ended......................................February 28, 2003
OR
[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

Name of each exchange on which registered: None

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

Aura 2003 Form 10-K/A	1

Aura 2003 Form 10-K/A	2

Part I, Item 1

PART I

ITEM 1. BUSINESS

A. Introduction and History

Aura Systems, Inc., a Delaware corporation, ("Aura" or the "Company") designs, assembles and sells the AuraGen®, the Company's patented mobile power generator that uses the engine of a vehicle to generate power. It installs under-the-hood in many motor vehicles and delivers on-location, plug-in electricity for any end use including industrial, commercial, recreational and military applications. Compared to the traditional solutions (i.e., GenSets and inverters) addressing the multi-billion dollar North American mobile power market, the Company believes the AuraGen® provides cleaner electricity with greater reliability and flexibility at a lower cost to the end user. The Company began commercializing the AuraGen® in late 1999 as a 5,000-watt 120/240V AC machine compatible with certain Chevrolet engine models. In mid and late 2001, the Company added an 8,500 watt configuration and also introduced AC/DC and Inverter Charger System (ICS) options. The Company now has configurations available for more than 90 different engine types including a majority of General Motors and Ford models, many Daimler Chrysler models and numerous others made by Caterpillar, Detroit Diesel, Cummins, Freightliner and Navistar, among other chassis and engine manufacturers.

To date, AuraGen® units have been sold to more than 500 customers in more than 10 industries, including recreational, utilities, telecommunications, emergency/rescue, public works, catering, oil and gas, transportation, Government and the military. The Company's objective is to be the leading developer and supplier of fully integrated mobile electric power systems.

The Company was founded in 1987 and, until 1992, primarily engaged in supplying defense technology to classified military programs. In 1992 the Company transitioned to being primarily a supplier of consumer and industrial products and services using its developed technology. In 1994, the Company founded NewCom, Inc., which sold and distributed computer communications and sound products such as CD-ROMs and sound cards. In 1997, the Company acquired MYS Corporation of Japan, a manufacturer of speaker systems. New Com ceased operations in 1999 and the Company experienced severe financial hardship from this and other causes. In fiscal 2000, the Company sold MYS, the Company's business divisions providing sound products, and other assets, restructured substantial indebtedness and concentrated its focus on the AuraGen® product.

The Company continues to hold several patents, in addition to those related to the AurGen®, which it believes provide the basis for economically viable products in addition to the AuraGen®, but sales of the AuraGen® currently provide substantially all the Company's operating revenues.

Aura 2003 Form 10-K/A	3

Part I, Item 1

Early in its AuraGen® program, the Company determined it was most cost-effective to outsource production of components and subassemblies to volume-oriented manufacturers, rather than produce these parts in house. As a result of this decision, and based on then anticipated sales, the Company purchased, prior to fiscal 2001, a substantial inventory of components at volume prices, most of which was then assembled into finished AuraGen® units. Since sales did not meet such expectations, the Company has been selling product from this inventory for several years. These assembled units and components in inventory do not deteriorate with age and require only minor applications of parts and labor to bring them to current specifications. In fiscal 2002 and fiscal 2003, the Company has substantially reduced its internal staffing to be more appropriate to the slower-than-anticipated level of sales. The Company has also suspended substantially all research and development activities.

B. The AuraGen®

The AuraGen® is a patented induction power system that uses the engine of a vehicle to produce electrical energy. The AuraGen® can generate maximum power at engine RPM's from enhanced idle to redline for gasoline engines and true idle to redline for larger diesel engines. The Company believes the AuraGen® is the only proven, commercialized power system available that can generate up to 8,500 watts of clean power and is fully integrated under the hood of a vehicle. While traditional mobile sources of electricity can exhibit voltage fluctuations, spikes, surges and other inconsistencies, the AuraGen® delivers pure sine wave (or "clean") power. Clean power is generally desired and often required to safely and reliably operate highly sensitive digital equipment, such as computers, communication and computer-controlled equipment.

The AuraGen® is composed of three basic subsystems. The first subsystem is the generator that is bolted to, and driven by, the vehicle's engine. The second subsystem is an electronic control unit, which filters and conditions the electricity to provide clean, steady voltages for both AC and DC power. The third subsystem is mounting brackets and supporting components for installation and integration of the generator with the vehicle engine.

The Company sells two basic models, a 5 Kw and an 8.5 Kw, with a number of options. The models currently available produce 5,000 watts of continuous power with 7,200 watts peak and 8,000 watts of continuous power with 9,000 watts peak, respectively. AC output is in the form of dual 120/240 volts pure sine wave at a frequency of 60 or 50 Hertz. In addition, both of the above models are available in configurations that divide the maximum power between AC and DC. The DC available power can be either 14 volts or 28 volts. In fiscal 2002, the Company introduced a new model that generates power with the vehicle engine either on or off, using auxiliary batteries in conjunction with the AuraGen®. Aura provides custom engineered brackets for both the 5 Kw and the 8.5 Kw systems that attach to over 90 different engine and chassis models. The Company also provides power-take-off (PTO), as well as hydraulic driven interfaces for bigger trucks that do not involve direct attachment to the vehicle engine.

Aura 2003 Form 10-K/A	4

Part I, Item 1

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

The quality of electricity has become more important as computers and other technologically advanced products have become more widely available and utilized. Because GenSets usually do not deliver pure sine wave electricity, they are not well suited for digital instruments and sensors. Inverters that produce pure sine wave electricity are available but are more expensive than standard inverters and relatively uncommon. The Company has measured a less than 2.4% THD (total harmonic distortion) for the electrical output from an AuraGen®, which compares favorably to the output of that from a typical power company electric grid.

Aura 2003 Form 10-K/A	5

Part I, Item 1

D. Competitive Advantages of the AuraGen®

The Company believes the AuraGen® is a superior product due to its convenience, cost efficiency, fuel efficiency, reliability, flexibility in power output, and the quality of the electricity generated.

The Company believes the cost to operate a typical GenSet is approximately $0.92 per kW hour and the cost to operate a typical inverter is approximately $0.70 per kW hour. The cost to operate a comparable AuraGen® is approximately $0.46 per kW hour while a vehicle is stationary. When power is needed while the vehicle is in motion (e.g., recreational vehicles, ambulances, police vehicles, military vehicles), the cost to operate the AuraGen® drops to approximately $0.28 per kW hour.

The AuraGen® does not require scheduled maintenance and is offered with a three year warranty compared to the typical one year warranty available for a comparable GenSet or inverter.

In addition, the AuraGen® is significantly cleaner for the environment than the other generally available mobile power solutions. The AuraGen® uses the automotive engine which is highly regulated for environmental protection. GenSets use small engines that produce significantly higher levels of emissions per unit of power output than the automobile engine.

The Company believes that barriers to entry make it less likely that a product superior to the AuraGen® will become available in the foreseeable future. The inventions upon which the AuraGen® is based are protected by patents issued in the U.S. and key foreign countries. Creating and patenting the AuraGen® required over $150 million and 600 man-years of engineering, research and development. To Aura's knowledge, there are no other patents to this technology. Manufacturers and end users of mobile power solutions (including the military) typically require completion of extensive evaluation and approval processes before embracing new systems. Many large target customers, including GM, Ford and Daimler Chrysler, have already invested the time and capital required to evaluate and test the AuraGen®. In addition, after extensive testing, a number of Federal, state and local government departments, utilities and major industrial companies have approved the AuraGen® for purchase.

Thousands of AuraGen® units are currently being used for multiple applications and in all types of operating environments, providing a good sample set for reliability analysis. The results show very low failure rates, which the Company is reducing via minor hardware and software modifications, better assembly procedures and improved installation training. The U.S. Army has performed its own tests and is continuing to test the AuraGen® under severe conditions. The VIPER (the name for the military version of the AuraGen®) now in use by special operations forces has been air-drop-certified by the Army and has been successfully deployed in Operation Enduring Freedom and Operation Iraqi Freedom. In addition to qualification testing, the Company has established a Quality Management System and has achieved ISO 9001:2000 registration.

Aura 2003 Form 10-K/A	6

Part I, Item 1

The AuraGen® system received UL recognition in 2002 and 2003. UL recognition is important - if not required - in order to be able to sell the AuraGen® to the RV and marine recreational market.

E. Target Markets

The Company has identified the following target markets:

Military, Homeland Security Administration and Other Federal Agencies

The Company believes the VIPER (the military version of the AuraGen®) is a superior mobile power solution compared with alternatives for numerous military applications. Producing quiet, clean power from vehicles at low engine speed is important to the military as the military increases its reliance on sophisticated electronic systems and strives to enhance its mobility and transportability by shedding weight and space.

Utilities and Telecommunications

Utilities and the telecommunications industry regularly use mobile power in their daily activities. Several utilities in the U.S. have purchased the AuraGen® system and continue evaluating the product. The AuraGen® is also used by several television broadcast stations.

Emergency/Rescue

The emergency/rescue market relies heavily upon mobile power for lights, communications gear, instruments, medical equipment and digital equipment and tools. As the emergency/rescue market has undergone a transition to digital equipment and portable computers, it has experienced constant growth in mobile power needs. Approximately 20 organizations have started to use the AuraGen®.

Public Works/Construction/Oil and Gas

The public works and construction market comprises a large number of municipalities and construction companies that use portable power for their projects. Approximately 35 municipalities are using the AuraGen® in limited quantities in their service and work trucks. The oil and gas industry has a substantial need for mobile power and has traditionally used GenSets. The Company believes the AuraGen® provides a substantially better product for the industry's need.

Aura 2003 Form 10-K/A	7

Part I, Item 1

Recreational Vehicles ("RVs")

Electric power is a critical need in RV's. The AuraGen® offers significant benefits to RV users. These benefits include first and foremost the convenience of residential feel (no need to "shed" loads, no noise, ability to use standard home appliances), fuel savings (the AuraGen® uses only the RV engine), reduced maintenance costs (no required scheduled maintenance) and no power derating due to altitude or temperature.

Marine

The company has begun to explore the use of the AuraGen® in marine applications. Initial study and limited field experience indicate that this is a potentially excellent market for the AuraGen®.

F. Company Facility, Manufacturing Process and Company Suppliers

Aura assembles and tests the AuraGen® at the Company's 68,000 square foot facility in El Segundo, California with components which are produced by various suppliers. The Company established these facilities with a maximum production capacity of 5,000 units per month per 8 hour operating shift. The facility is currently substantially under-utilized and the Company is evaluating the possibility of relocating to a smaller facility.

Early in its AuraGen® program, the Company determined it was most cost-effective to outsource production of components and subassemblies to volume-oriented manufacturers, rather than produce these parts in house. As a result of this decision, and based on then anticipated sales, the Company purchased, prior to fiscal 2001, a substantial inventory of components at volume prices, most of which was then assembled into finished AuraGen® units. Since sales did not meet such expectations, the Company has been selling product from this inventory for several years. It is important to note that these assembled units and components in inventory do not deteriorate with age and that even though there have been improvements and modifications to the AuraGen® product over this period, the units in inventory require only minor applications of parts and labor to bring them to current specifications. In fiscal 2002 and fiscal 2003, the Company has substantially reduced its internal staffing to be more appropriate to the slower-than-anticipated level of sales. The Company has also suspended substantially all research and development activities.

To ensure quality the Company uses highly qualified suppliers, the majority of which are ISO 9002 compliant. The Company performs qualification testing on the AuraGen® hardware components, the electronic control unit, all software and on fully installed in-vehicle systems to ensure reliability in the field.

The Company has partly sold its Aura Realty, Inc. subsidiary, which owns the El Segundo facility and leases it to the Company. See the discussion under Item 7. - Liquidity and Capital Resources.

Aura 2003 Form 10-K/A	8

Part I, Item 1

G. Distribution and Product Support

Aura provides a turnkey product and service to support the Company's customers in every area. The Company has performed all of the development, from basic physics to detailed engineering. The Company believes its core capabilities provide a solid foundation to resolve technical issues, develop an ongoing line of new products and to continually enhance the Company's products.

The Company's vehicle integration team develops, engineers and supplies all of the brackets, pulleys, idlers, belts, tensioners and other components that comprise a mounting system. The group also specifies all of the requirements of the AuraGen® to allow its use with other mobile drives, such as hydraulic systems and Power Take Off ("PTO").

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

The Company is in default of its financial obligations.

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

Aura 2003 Form 10-K/A	9

Part I, Item 1

The Company must amend its Articles of Incorporation in order to be able to issue common stock.

The Company's authorized capital consists of 500,000,000 shares of common stock and 10,000,000 shares of preferred stock. At December 31, 2003, there were 430,923,150 shares of common stock outstanding and approximately 195,000,000 shares of common stock reserved or committed for future issuances under outstanding options, warrants and rights and upon conversion of Preferred Stock. As of December 31, 2003, 591,110 shares of preferred stock were outstanding all of which were Series A Convertible Redeemable Preferred. The Company intends to seek authorization from its shareholders to increase its authorized common stock and/or to implement a reverse stock split; however, there can be no assurance that any such proposal will be approved by the Company's shareholders and effected. For a further discussion see Item 7. - Liquidity and Capital Resources.

Any issuance of shares may dilute existing shareholders.

The issuance of shares of common or preferred stock will dilute the interests of existing stockholders and may cause a decline in the net book value of a share of stock. The Company cannot predict the price at which it may issue additional shares of common stock. Although the Company will seek to obtain maximum consideration for any issuance of shares, in order to attract necessary new capital, the Company may sell shares of stock at a discount to market prices.

The Company has considered implementing a reverse stock split, which may adversely affect the market for the common stock.

Although a reverse stock split would be intended, in part, to increase the trading price of the Company's common stock, there cannot be any assurance that such price would in fact increase following a reverse stock split. In order for the value of each shareholder's proportionate interest in the Company to remain the same following a reverse split, the price of the stock would need to increase by the mathematical ratio of the split. (For example, if a one-for-two reverse split is adopted, the trading price of the stock would need to double in order for the value of each shareholder's interest to remain constant.) Although a reverse split would be intended to increase shareholder values over time, companies effecting reverse splits generally experience a short-term decline in shareholder values, as the stock price does not immediately increase mathematically proportionate to the ratio of the split.

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

Aura 2003 Form 10-K/A	10

Part I, Item 1

Revenues related to the Company's current product, the AuraGen®, have fluctuated over the last three years. For a further discussion see Item 7. -Overview.

The Securities and Exchange Commission Has Brought an Action Against the Company

In June 2002, the Securities and Exchange Commission ("SEC") brought a civil action against the Company, NewCom (a former subsidiary of Aura), and certain former members of the Company's management team, including Zvi (Harry) Kurtzman and Steven Veen for violations of the antifraud and books and records provisions of the securities laws. The complaint relates to the financial statements for various transactions during fiscal years 1996 through 1999. A related action was brought against Gerald Papazian. Without admitting or denying the allegations in the complaint, the Company as well as the former officers filed consents agreeing to settle the case. The Company consented to a permanent injunction against violations of the securities laws, with no penalty imposed based on the Company's financial condition. See Item 3. - Securities and Exchange Commission.

The Company has recently changed management.

Although the recent changes in management discussed below have been intended to improve the Company's performance, there can be no assurance that such improvement will be realized. The changes in management can result in a loss of continuity and increased inefficiency thereby adversely impacting the Company's sales and costs.

In December 2001, the Company and six former members of the Company's senior management, including Zvi Kurtzman, the former Chief Executive Officer, Gerald Papazian, the former President and Steven Veen, the former Chief Financial Officer, entered into agreements providing for the termination of their employment with the Company effective February 28, 2002. This followed the investigation by the SEC described above.

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

Aura 2003 Form 10-K/A	11

Part I, Item 1

Craig Lipus joined the Company in June 2002 as Vice President - Sales and Marketing. Mr. Lipus resigned in January 2003. Michael Froch, Senior Vice President, General Counsel and Secretary of the Company since 1997 resigned in June 2003. Neither of these positions has been replaced at this time.

For a further discussion, see Item 10.

The success of the Company over the short-term depends on the commercial success of the AuraGen® products, as the Company is not currently engaged in any other line of business.

Because the Company has focused its business on developing a single product line, rather than on diversifying into other areas, the Company's success in the foreseeable future will be dependent upon the commercial success of the AuraGen® product line.

Risk Factors Relating to the AuraGen®

The market acceptance of the AuraGen® is uncertain.

Aura's business is dependent upon sales generated from the AuraGen® family of products and increasing acceptance of the product. The AuraGen® uses new technology and has only recently been introduced into the marketplace. The Company's financial condition has limited its ability to promote the AuraGen® and make potential customers aware of its existence. Because the Company's product is radically different from the traditional available mobile power solutions, users may require lengthy evaluation periods in order to gain confidence in the product. Original equipment manufacturers ("OEMs") and large fleet users also typically require considerable time to make changes to their planning and production. Distributors used by the Company may not focus adequate resources on selling the Company's products or may otherwise be unsuccessful.

There can be no assurances that the Company's products will achieve broad acceptance in the marketplace.

Aura's business may be adversely affected by industry competition.

The industry in which the Company operates is competitive. The primary competition for the AuraGen® is GenSets and there are approximately 44 GenSet manufacturers in the United States.

Many of the Company's competitors have greater financial resources, have larger budgets for research, new product development and marketing and have long-standing customer relationships. The Company must compete with many larger and more established companies in the hiring and retention of qualified personnel.

Aura 2003 Form 10-K/A	12

Part I, Item 1

The Company depends on its patented technology.

The Company relies on a number of patents and patent applications to protect the AuraGen® products from competition, which cover the basic mechanical design of the AuraGen® system and some components of the control system. The Company cannot provide assurance that the patents pending relating to the AuraGen® system or future patent applications will be issued or that any issued patents will not be invalidated, circumvented or challenged. A portion of the Company's proprietary technology depends upon unpatented trade secrets and know-how.

The Company may not be able to effectively manage its turnaround and growth.

The Company restructured its operation during fiscal 2003 and 2004 in order to conserve cash. The Company's workforce has declined steadily from 101 employees as of February 28, 2002 to 60 at February 28, 2003 to 39 as of July 25, 2003. The Company will need to rehire employees and rebuild its sales and production infrastructure in order to service any significant growth in demand for its products, which growth is critical to the Company's success. There can be no assurance that, with the Company's reduced staffing, it will be able to effectively respond to significant increases in product sales.

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

The Company relies extensively on subcontracts with third parties for the manufacture of most components of the AuraGen®. The use of third party manufacturers increases the risk of delay of shipments to the Company's customers and increases the risk of higher costs if the Company's third party manufacturers cannot make components available when required.

Some of these components are currently available only from a single source or from limited sources. The Company may experience delays in production of the AuraGen® if it fails to identify alternate vendors or if any parts supply is interrupted or reduced, or if there is a significant increase in production costs or decline in component quality.

Aura 2003 Form 10-K/A	13

Part I, Item 1

The Company will need to renew sources of supply to meet increases in demand for the AuraGen®.

The Company purchased the basic components for the AuraGen® units currently being sold under a bulk order placed prior to fiscal 2001. Due to sales not meeting anticipated levels, the Company has been selling from this inventory. In order to renew this inventory, the Company will need to renew contracts with such manufacturers or locate other suitable manufacturers. Although the Company believes that there are a number of potential manufacturers of the components, there can be no assurance that renewed contracts for components can be obtained on favorable terms. Any material adverse change in such contracts could increase the Company's cost of goods.

I. Aura's Other Technologies

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

Aura 2003 Form 10-K/A	14

Part I, Item 1

J. Research and Development

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

K. Patents and Intellectual Property

The U.S. Patent Office has awarded the Company 29 patents applicable to automotive and industrial applications. Of the above patents, two are focused directly on the AuraGen®, nine are for basic magnetic actuation, two are for control systems associated with controlling the magnetic fields in different configurations and sixteen are focused on the Electromagnetic Valve Actuator ("EVA(TM)") application. In addition, the Company has two patent applications pending related to its AuraGen® technology. The first of Aura's domestic patents does not expire until 2015. The Company intends to defend its patents vigorously.

There are two ways that electromagnetic technology can be used for generators, motors and actuators. One method uses permanent magnets, while the other uses electromagnets. The Company is building and selling the AuraGen® product with the imbedded magnetic technology covered in the two AuraGen® patents using electromagnets. The nine additional basic actuation patents cover designs where rare earth magnets could potentially be used to build similar machines.

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

M. Significant Customers

The Company sold its AuraGen® product to one significant customer during fiscal 2003 for a total of approximately $0.2 million or 22% of net revenues.

Aura 2003 Form 10-K/A	15

Part II, Item 7

PART II

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-K report may contain forward-looking statements which involve risks and uncertainties. Such forward-looking statements include, but are not limited to, statements regarding future events and the Company's plans and expectations. The Company's actual results may differ significantly from the results discussed in forward-looking statements as a result of certain factors, including those discussed in the Company's Form 10-K for the period ended February 28, 2003 and this report. The Company expressly disclaims any obligations or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations or any events, conditions or circumstances on which any such statement is based. This report includes product names, trade names and marks of companies other than the Company. All such company or product names are trademarks, registered trademarks, trade names or marks of their respective owners and are not the property of the Company.

Overview

Aura Systems, Inc., a Delaware corporation, ("Aura" or the "Company") designs, assembles and sells the AuraGen®, the Company's patented mobile power generator that uses the engine of a vehicle to generate power. It installs under-the-hood in many motor vehicles and delivers on-location, plug-in electricity for any end use including industrial, commercial, recreational and military applications. The Company began commercializing the AuraGen® in late 1999. To date, AuraGen® units have been sold to more than 500 customers in more than 10 industries, including recreational, utilities, telecommunications, emergency/rescue, public works, catering, oil and gas, transportation, government and the military.

The Company was founded in 1987 and, until 1992, primarily engaged in supplying defense technology to classified military programs. In 1992 the Company transitioned to being primarily a supplier of consumer and industrial products and services using its developed technology. In 1994, the Company founded NewCom, Inc., which sold and distributed computer communications and sound products such as CD-ROMs and sound cards. In 1997, the Company acquired MYS Corporation of Japan, a manufacturer of speaker systems. NewCom ceased operations in 1999 and the Company experienced severe financial hardship from this and other causes. In fiscal 2000, the Company sold MYS, the Company's business divisions providing sound products, and other assets, restructured substantial indebtedness and concentrated its focus on the AuraGen® product. Sales and support of the AuraGen® currently provide all the Company's operating revenues.

Aura 2003 Form 10-K/A	16

Part II, Item 7

Early in its AuraGen® program, the Company determined it was most cost-effective to outsource production of components and subassemblies to volume-oriented manufacturers, rather than produce these parts in house. As a result of this decision, and based on then anticipated sales, the Company purchased, prior to fiscal 2001, a substantial inventory of components at volume prices, most of which was then assembled into finished AuraGen® units. Since sales did not meet such expectations, the Company has been selling product from this inventory for several years. These assembled units and components in inventory do not deteriorate with age and require only minor applications of parts and labor to bring them to current specifications. In fiscal 2002 and fiscal 2003, the Company has substantially reduced its internal staffing to be more appropriate to the slower-than-anticipated level of sales. The Company has also suspended substantially all research and development activities.

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

As of October 30, 2003, the Company had outstanding warrants, options and convertible securities to purchase approximately 100 million shares of common stock. The Company also had commitments to issue approximately 20 million shares of common Stock without further consideration. The aggregate number of outstanding options, warrants, and common share equivalents was in excess of the authorized, but unissued number of shares of the Company's common stock. Management intends to seek shareholder approval of an increase in the Company's authorized shares sufficient to satisfy all existing commitments and create available shares for potential future investments. However, there can be no assurance that such approval will be obtained.

Aura 2003 Form 10-K/A	17

Part II, Item 7

Results of Operations

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

Net revenues in fiscal 2003 included $0.06 million ($0.05 million in fiscal 2002) of revenues derived from services related to the AuraGen® product. These services were generally training, installation and non-warranty repairs provided to AuraGen® customers. The Company does not consider these services to be a significant source of revenues.

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

Aura 2003 Form 10-K/A	18

Part II, Item 7

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

Research and Development

Research and development expense declined to $0.4 million in fiscal 2003 as the Company reduced its research activities. Substantially all this expense was labor-related. The Company expects research and development expense to continue at or below this reduced level in the first and second quarters of fiscal 2004. Research and development expense for fiscal 2002 increased to $0.8 million from $0.5 million in fiscal 2001 as the Company increased research and development to expand its line of AuraGen® products, which currently include the 6kW, 10kW, 25kW, AC/DC versions, and marine and other applications.

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

Aura 2003 Form 10-K/A	19

Part II, Item 7

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

Asset Impairment

During fiscal 2003, the Company undertook efforts to sell the Company's headquarters (discussed below). The Company determined that the value of these buildings had declined and recorded a $2.3 million asset impairment charge to reflect a realizable value for assets held for sale less than net book value. In fiscal 2002, the Company incurred $7.7 million of asset impairment charges including a charge for obsolescence of engineered tooling amounting to $4.6 million and for unrealizable advertising trade credits of $3.1 million. These charges were included in loss from operations under FASB 144.

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

Aura 2003 Form 10-K/A	20

Part II, Item 7

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

Aura 2003 Form 10-K/A	21

Part II, Item 7

Inventory Valuation and Classification

Inventories consist primarily of components and completed units for the Company's AuraGen® product. Inventories are valued at the lower of cost (first-in, first-out) or market. Provision is made for estimated amounts of current inventories that will ultimately become obsolete due to changes in the product itself or vehicle engine types that go out of production. Due to continuing lower than projected sales, the Company is holding inventories in excess of what it expects to sell in the next fiscal year. The net inventories which are not expected to be realized within a 12-month period based on current sales forecasts have been reclassified as long term. Management believes that existing inventories can, and will, be sold in the future without significant costs to upgrade it to current models and that the valuation of the inventories, classified both as current and long-term assets, accurately reflects the realizable values of these assets. The AuraGen® product being sold currently is not technologically different from those in inventory. Existing finished goods inventories can be upgraded to the current model with only a small amount of materials and manpower. We make these assessments based on the following factors: i) existing orders, ii) age of the inventory, iii) historical experience and iv) the Company's expectations as to future sales. If expected sales volumes do not materialize or if significant discounts from current pricing levels are granted to generate sales, there would be a material impact on the Company's financial statements.

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

Aura 2003 Form 10-K/A	22

Part II, Item 7

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

Liquidity and Capital Resources

The Company continues to experience acute liquidity challenges. At February 28, 2003, the Company had cash of $0.2 million as compared to a cash level of $1.1 million at February 28, 2002, and a working capital deficit of approximately $11.6 million as compared to a deficit of approximately $2.5 million at the end of the prior fiscal year. These conditions combined with the Company's historical operating losses raise substantial doubt as to the Company ability to continue as a going concern. As of December 31, 2003, the Company had cash of approximately $0.15 million.

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

The Company requires additional debt or equity financing to fund ongoing operations. The Company is seeking to raise additional capital; however, the Company has no firm commitments from third parties to provide additional financing and there can be no assurance that financing will be available at the times or in the amounts required. The issuance of additional shares of equity in connection with such financing could dilute the interests of existing stockholders of the Company, and such dilution could be substantial. The Company must increase its authorized shares in order to be able to sell common equity, and intends to propose to stockholders such action as well as a reverse stock split of its common shares; there can be no assurance that either such action will be approved. If financing cannot be arranged in the amounts and at the times required, the Company will cease operations.

Aura 2003 Form 10-K/A	23

Part II, Item 7

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

Capital Transactions During Fiscal 2002

During fiscal 2002, the Company restructured $16.2 million of debt and related accrued interest into 31,398,771 shares of common stock with an intended market value of $15.2 million, resulting in a pre-tax extraordinary gain for the early extinguishments of debt of $1.0 million. The Company issued an additional 923,077 shares in fiscal 2003 pursuant to repricing provisions and is obligated to issue an additional 13,790,923 shares of common stock to the debt holders due to such provisions; such shares are included in "committed common stock" on the Company's balance sheet.

During fiscal 2002, the Company issued 46,151,584 shares of common stock in private placements and for services in exchange for consideration valued at approximately $16.4 million, including approximately $13.4 million of cash funding and approximately $3.0 million of satisfaction of liabilities.

Aura 2003 Form 10-K/A	24

Part II, Item 7

Also during fiscal 2002:

-         the Company issued 10,000,000 shares of common stock valued at $4 million ($0.40 per share) as partial settlement of litigation.

-         the Company issued 8,947,631 shares of common stock pursuant to the repricing provisions of a prior year's private placement.

Capital Transactions During Fiscal 2003

During fiscal 2003, the Company issued 42,360,005 shares of common stock (the "2003 Subtotal Shares") in private placements and for services in exchange for consideration valued at approximately $5.9 million, including approximately $5.7 million of cash funding and approximately $0.2 million in satisfaction of liabilities. During fiscal 2003, the Company issued $3.75 million of notes as follows:

-         $1.75 million of convertible term notes, bearing annual interest of 8%, for net cash proceeds of $1.75 million (the "8% Notes"). The 8% Notes are convertible into common stock at prices ranging from $0.071 to $0.110 per share. $1.13 million of 8% Notes were exchanged for Series A Preferred as discussed below. $0.62 million of 8% Notes remain outstanding; however, the stated terms of these notes expired in January through March 2003 and they are now payable upon demand.

-         $1.1 million of convertible term notes, bearing interest at 5% per annum, for net cash proceeds of $1.1 million (the "5% Notes"). The 5% Notes were convertible into Series A Preferred stock, which is convertible into 125 shares of common stock, at $10.00 per share (effective price per common share at conversion is $0.080). All of the 5% Notes were converted into Series A Preferred subsequent to year end as discussed below.

-         $0.9 million of convertible term notes, bearing interest at 5% per annum, for net cash proceeds of $0.9 million (the "5% Discounted Notes"). The 5% Discounted Notes were convertible into Series A Preferred stock, which is convertible into 125 shares of common stock, at an effective conversion price of $4.55 per share (effective price per common share at conversion is $0.036). All of these notes were converted into Series A Preferred subsequent to year-end as discussed below.

Aura 2003 Form 10-K/A	25

Part II, Item 7

During fiscal 2003, the Company agreed to sell its Aura Realty, Inc. subsidiary ("Aura Realty") to a group of individuals, including five members of the Company's former management including Zvi Kurtzman and Steve Veen, (the "Purchasers") and to lease back the Company's headquarters facility, which is owned by Aura Realty. The purchase price of $7,350,000 was to be paid by assumption or refinancing of the current mortgage on the property (which had a principal balance of approximately $5.1 million). Net of this mortgage, $0.6 million of security deposits and prepayments paid to the Purchasers to secure the Company's performance, $0.1 million of past due amounts owed to certain of the Purchasers and $0.1 million of fees to Purchasers, the Company received approximately $1.5 million, of which $0.9 million was advanced to the Company by the Purchasers prior to closing and $0.6 million was transferred to the Company at the initial closing on December 1, 2002. Also on December 1, 2002, the Company transferred 49.9% of the common stock of Aura Realty to the Purchasers, issued to Purchasers a $1.0 million term note and granted Purchasers a security interest in a note receivable to secure the Company's performance under the agreement. The Purchasers also received warrants to purchase 15,000,000 shares of common stock, exercisable through November 30, 2007, at exercise prices ranging from $0.15 to $0.25 per share. The value of the warrant was calculated at $0.7 million using the Black-Scholes method of valuation. The Purchasers also purchased 21,366,347 shares of the Company's common stock for $1.5 million, which is included in the 2003 Subtotal Shares. The Company may be required to issue approximately 6.9 million additional shares and 5.5 million additional warrants to Purchasers because of its failure to register the shares for resale.

The holder of the mortgage did not consent to the transfer of the Company's remaining 51.1% interest in Aura Realty and the Company failed to make certain payments to the Purchasers as required under the agreement. During June 2003, the Company entered into a forbearance agreement with the Purchasers, whereby the Company agreed to issue the additional warrants required under the agreements for failure to file a stock registration, register the previously issued shares and the shares underlying the warrants for resale to the public, assign the receivable (a note issued by Alpha Ceramic) to the Purchasers, promptly engage an exclusive listing agent for the sale of the property and pay certain amounts in default on the mortgage. The Company is currently in negotiations with the Purchasers and the holder of the mortgage relative to these matters. The Company originally recorded and reported the Aura Realty transaction as a sale of 100% of its Aura Realty subsidiary. The events subsequent to year-end raise significant doubt that the remainder of the transaction contemplated by the agreement will ever be completed. As a result, the transaction has been recorded at February 28, 2003 as a sale of a minority interest in Aura Realty.

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

Aura 2003 Form 10-K/A	26

Part II, Item 7

Also during fiscal 2003:

-         the Company settled approximately $1.5 million of trade debt liabilities representing a portion of a long-term restructuring for a total amount of $0.4 million, resulting in an extraordinary gain on extinguishments of debt of $1.1 million.

-         the Company issued 923,077 shares of common stock that were committed as of February 28, 2002, which were valued at $207,692, or $0.225 per share.

Capital Transactions Subsequent to February 28, 2003

In March 2003, the Company issued $0.4 million of additional "5% Discounted Notes". All of these notes were converted into Series A Preferred subsequent to year-end as discussed below.

On March 25, 2003, the Company designated 1,500,000 shares of its authorized preferred stock as Series A Convertible Redeemable Preferred Stock (the "Series A Preferred"). Each share of Series A Preferred has a par value of $.005, a liquidation preference of $10.00 plus accrued unpaid dividends and is convertible into common stock at $.080 per share, based on the liquidation preference. Dividends accrue on each share at the rate of 5% of the liquidation preference per annum. The Company may call the Series A Preferred for redemption on or after March 31, 2004 subject to certain conditions. As of November 25, 2003, 591,110 shares of Series A Preferred were outstanding, issued as set forth below.

On March 31, 2003, the Company exchanged $1.1 million of 8% Notes and converted $1.1 million of 5% Notes and the $1.2 million of 5% Discounted Notes, plus accrued interest in all cases, into 534,020 shares of Series A Preferred. The average effective net acquisition price of the shares of Common Stock underlying the conversion feature, based on the amounts paid for the notes, is $0.054 per share.

Between May 29 and November 30, 2003, the Company received $3,972,242 of interim funding from Koyah Leverage Partners, LLP to meet its immediate cash needs. These amounts are evidenced by secured notes payable (the "Secured Notes") on March 31, 2004. The Secured Notes bear interest at 10% per annum and are convertible at the option of the holder into new debt or equity securities at of the Company at a 20% discount to the best terms by which such new debt or equity is sold to any new investor. The Secured Notes may be prepaid on notice at a 20% premium. Repayment of the Secured Notes is secured by substantially all the assets of the Company (with limited exceptions).

From December 1, 2003 through January 9, 2004, the Company has received an additional $680,000 of interim funding evidenced by additional Secured Notes. In connection with this financing, the Company agreed to issue warrants to purchase an aggregate of 3,200,000 shares of common stock at a price per share of $0.11, exercisable through January 7, 2011, as an inducement to the lender to continue providing funding and in resolution of a prior commitment of the Company. Although the Company is in discussions with the investor with regard to further financing, there can be no assurance that additional financing will be obtained.

Aura 2003 Form 10-K/A	27

Part II, Item 7

Also during fiscal 2004:

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Consolidated Financial Statements at page F-1.

Aura 2003 Form 10-K/A	28

Part IV, Item 14

PART IV

ITEM 14. FINANCIAL STATEMENTS, SCHEDULES, REPORTS ON FORM 8-K AND EXHIBITS

  Documents filed as part of this Form 10-K/A:
1.      Financial Statements

See Index to Consolidated Financial Statements at page F-1

2.      Financial Statement Schedules

See Index to Consolidated Financial Statements at page F-1

3.      Exhibits

See Exhibit Index

  Reports on Form 8-K

The Company filed Reports on Form 8-K on December 16, 2002 and February 14, 2003, reporting the sale and leaseback transaction involving Aura Realty and including pro forma financial information (unaudited pro forma consolidated balance sheet as of November 30, 2002; unaudited pro forma condensed consolidated statements of operations for the nine months ended November 30, 2002 and the year ended February 28, 2002.)
Aura 2003 Form 10-K/A	29

INDEX TO EXHIBITS

Description of Documents

3.1	Restated Certificate of Incorporation of Registrant.
3.2	Bylaws of Registrant as amended to date. (1)
3.3	Certificate of Designation of Series A Convertible Redeemable Preferred (8)(filed as 99.3)
10.1	Aura Systems, Inc. 1987 Stock Option Plan for Non-Employee Directors. (2)
10.2	Form of Aura Systems, Inc. Non-Statutory Stock Option Agreement. (2)
10.3	Aura Systems, Inc. 1989 Stock Option Plan. (3)
10.4	Aura Systems, Inc. 2000 Stock Option Plan (7)
10.5	Form of Aura Systems, Inc., Director Indemnification Agreement dated as of July 10, 2001. (1)(10.15)
10.6	Form of Agreement Regarding Termination of Employment dated as of December 21, 2001. (1)(10.16)
10.7	Escrow Agreement dated as of February 27, 2002, by and among Aura Systems, Inc. and Robinson, Diamant & Wolkowitz, a Professional Corporation, by Lawrence A. Diamant and Purchasers (1)(10.22)
10.8

Assignment and Transfer of Notes and Security Documents dated as of February 26, 2002, executed by Aura Systems, Inc. and Infinity Investors Limited, et al., in favor of Lawrence A. Diamant, as Agent for various investors. (1)(10.23)

10.9

Assignment and Transfer of Notes and Security Documents dated as of February 26, 2002, executed by Aura Systems, Inc. and GSS/Array Technology Public Company, Ltd. in favor of Lawrence A. Diamant, as Agent for various investors. (1)(10.24)

10.10	Settlement Agreement and Mutual Release of All Claims dated as of February 26, 2002, by between Aura Systems Inc., and Infinity Investors Limited, et al. (1)(10.25)
10.11	Settlement Agreement and Mutual Release of All Claims dated as of February 26, 2002, by between Aura Systems Inc., and GSS/Array Technology, Inc., et al. (1)(10.26)
10.12	Form of Aura Systems, Inc. Subscription Agreement of May 2002 (1)(10.27)
10.13	Form of Aura Systems, Inc. Registration Rights Agreement of May 2002 (1)(10.28)
10.14	Settlement Agreement and Release dated as of May 7, 2002, by and between Aura Systems, Inc. and CRS Emergency Vehicles, Co. (1)(10.29)
10.15	Term Sheet dated as of February 12, 2002 (1)(10.30)
10.16	Employment Letter to Joshua Hauser dated February 26, 2002 (1)(10.31)
10.17	Severance agreement with Hauser (filed as 99.4)
10.18	Form of Convertible Note Term Sheets (4)(10.34)
10.19	Agreement for Sale and Leaseback dated as of December 1, 2002. (Aura Realty transaction) (5) (10.33.1, filed as 99.3, 99.4 and 99.5)
10.20	Lease Agreement dated as of December 1, 2002. (Aura Realty transaction) (5)(10.33.2, filed as 99.6)
10.21	Additional Security Agreement dated as of December 1, 2002. (Aura Realty transaction) (5)(10.33.3, filed as 99.8)
10.22	Form of Subscription Agreement and Registration Rights Agreement (5) (10.33.4, filed as 99.9 and 99.10)
10.23	Pledge Agreement dated as of December 1, 2002 (5)(10.33.4)(filed as 99.11)
10.24	Promissory Note dated as of December 1, 2002. (Aura Realty transaction) (5)(10.33.5,filed as 99.12)
10.25	Form of Warrant and Registration Rights Agreement (5)(10.33.6, filed as 99.13 and 99.14)
10.26	Form of Convertible Demand Note (5% Notes)(8)(10.26)(filed as 99.5)
10.27	Form of Convertible Demand Note (5% Discounted Notes) (8)(10.27)(filed as 99.6)
21	Subsidiaries of Aura Systems, Inc. (6)
23.1	Consent of Singer Lewak Greenbaum & Goldstein LLP. (1)
99.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the referenced exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2002.
(2)	Incorporated by reference to the referenced exhibit to the Company's Registration Statement on Form S-1 (File No. 33-19531)
(3)	Incorporated by reference to the referenced exhibit to the Company's Registration Statement on Form S-8 (File No. 33-32993).
(4)	Incorporated by reference to the referenced exhibit to the Company's Quarterly Report on Form 10-Q for the period ended November 30, 2002.
(5)	Incorporated by reference to the referenced exhibit to the Company's Current Report on Form 8-K filed December 16, 2002.
(6)	Incorporated by reference to the referenced exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2001.
(7)	Incorporated by reference to the Appendix "A" to the Company's Form 14A Proxy Statement filed as of February 22, 2000.
(8)	Incorporated by reference to the referenced exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2003.
Aura 2003 Form 10-K/A	30

Signatures

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AURA SYSTEMS, INC.

Dated:	January 9, 2004

By:	/s/ Neal F. Meehan
Neal F. Meehan
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signatures	Title	Date
/s/ Neal F. Meehan	President, Chief Executive Officer, Director and Chairman of the Board (Principal Executive Officer)	January 9, 2004
Neal F. Meehan

/s/ David A Rescino	Interim Chief Financial Officer (Principal Financial and Accounting Officer)	January 9, 2004
David A Rescino

/s/ Lawrence Diamant*	Director	January 9, 2004
Lawrence Diamant

/s/ Salvador Diaz-Verson, Jr.*	Director	January 9, 2004
Salvador Diaz-Verson, Jr.

/s/ Neal F. Meehan	Director	January 9, 2004
Neal F. Meehan

/s/ John Pincavage*	Director	January 9, 2004
John Pincavage

/s/ James S. Harrington*	Director	January 9, 2004
James S. Harrington

/s/ Lt. General Harry E. Soyster*	Director	January 9, 2004
Lt. General Harry E. Soyster

* By: __/s/ Neal F. Meehan____

Neal F. Meehan, attorney-in-fact

Aura 2003 Form 10-K/A	31

Certification

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

By:	/s/ Neal F. Meehan
Neal F. Meehan
Chairman and Chief Executive Officer
January 9, 2004

Aura 2003 Form 10-K/A	32

Certification

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

By:	/s/ David A. Rescino
David A. Rescino
Interim Chief Financial Officer
January 9, 2004

Aura 2003 Form 10-K/A	33

Aura Systems Inc. and Subsidiaries Consolidated Financial Statements for the Years Ended February 28, 2003, 2002, and 2001

Schedules other than those listed above are omitted because they are not required or are not applicable, or the required information is shown in the respective consolidated financial statements or notes thereto.

Aura 2003 Form 10-K/A	34

Aura Systems Inc. and Subsidiaries Consolidated Financial Statements for the Years Ended February 28, 2003, 2002, and 2001

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

SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California July 8, 2003

The accompanying notes are an integral part of these financial statements.

Aura 2003 Form 10-K/A	35
F-1

Aura Systems Inc. and Subsidiaries Consolidated Financial Statements for the Years Ended February 28, 2003, 2002, and 2001

CONSOLIDATED BALANCE SHEETS

ASSETS

	2003	2002
Current assets
Cash and cash equivalents	$ 163,693	$ 1,143,396
Accounts receivable, net of allowance for doubtful accounts of $244,310 and $150,000	410,717	67,491
Current inventories, net of allowance for obsolete inventories of $1,678,000 and $1,795,411	1,414,500	5,006,424
Current portion of notes receivable	210,272	168,792
Other current assets	166,589	228,758

Total current assets	2,365,771	6,614,861

Property, plant, and equipment, net	7,343,511	10,374,481
Non-current inventories	7,573,225	4,500,000
Long-term investments, net	1,000,000	1,700,000
Notes receivable, net of current portion	2,006,121	2,347,346
Patents and trademarks, net	2,753,603	3,061,932
Other assets	725,635	163,370

Total assets	$ 23,767,866	$ 28,761,990

The accompanying notes are an integral part of these financial statements.

Aura 2003 Form 10-K/A	36
F-2

Aura Systems Inc. and Subsidiaries Consolidated Financial Statements for the Years Ended February 28, 2003, 2002, and 2001

LIABILITIES AND STOCKHOLDERS' EQUITY

	2003	2002

Current liabilities
Accounts payable	$ 2,753,503	$ 3,032,134
Current portion of notes payable (including $1,000,000 and $250,000 to related parties)	9,542,786	3,913,623
Convertible notes payable	3,762,317	-
Accrued expenses	1,772,936	2,181,657
Deferred income	160,500	-

Total current liabilities	17,992,042	9,127,414

Notes payable, net of current portion	40,275	6,981,843

Total liabilities	18,032,317	16,109,257

Minority interest in consolidated subsidiary	1,023,373	-

Commitments and contingencies

Stockholders' equity

Common stock, $0.005 par value 500,000,000 shares authorized 430,923,150 and 387,690,068 shares issued and outstanding	2,154,544	1,938,379
Committed common stock	3,102,958	3,310,650
Additional paid-in capital	303,275,271	295,083,428
Accumulated deficit	(303,820,597)	(287,679,724)

Total stockholders' equity	4,712,176	12,652,733

Total liabilities and stockholders' equity	$ 23,767,866	$ 28,761,990

The accompanying notes are an integral part of these financial statements.

Aura 2003 Form 10-K/A	37
F-3

Aura Systems Inc. and Subsidiaries Consolidated Financial Statements for the Years Ended February 28, 2003, 2002, and 2001
CONSOLIDATED STATEMENTS OF OPERATIONS
	2003	2002	2001
Net revenues	$ 1,103,770	$ 3,116,295	$ 2,512,508
Cost of goods sold	571,099	1,480,736	1,216,637
Inventory write down	-	1,510,871	-

Gross profit	532,671	124,688	1,295,871

Operating expenses
Engineering	3,514,554	8,413,427	8,214,981
Research and development	442,332	810,949	547,812
Selling, general, and administrative	7,374,961	10,006,844	12,695,833
Legal settlements	233,259	(2,750,000)	1,512,769
Adjustment to accounts payable	-	(651,685)	(1,046,324)
Impairment losses on long-lived assets	2,300,000	7,661,559	-
Severance expense	241,243	1,080,525	-

Total operating expenses	14,106,349	24,571,619	21,925,071

Loss from operations	(13,573,678)	(24,446,931)	(20,629,200)

Other income (expense)
Impairment of investments	(818,019)	(1,433,835)	(240,000)
Minority interest in net income of consolidated subsidiary	(14,018)	-	-
Loss on sale of minority interest in Aura Realty	(626,676)	-	-
Interest expense	(2,656,592)	(2,495,551)	(2,263,916)
Other income, net	362,096	1,549,882	2,203,145

Total other income (expense)	(3,753,209)	(2,379,504)	(300,771)

Loss before extraordinary item	(17,326,887)	(26,826,435)	(20,929,971)
Extraordinary item
Gain on extinguishment of debt, net of income taxes of $0	1,186,014	1,889,540	-

Net loss	$ (16,140,873)	$ (24,936,895)	$ (20,929,971)

Basic and diluted loss per share
Before extraordinary item	$ (0.05)	$ (0.09)	$ (0.08)
Extraordinary item	0.01	0.01	-

Total basic and diluted loss per share	$ (0.04)	$ (0.08)	$ (0.08)

Weighted-average shares outstanding	415,863,637	327,587,590	261,568,346

The accompanying notes are an integral part of these financial statements.
Aura 2003 Form 10-K/A	38
F-4

Aura Systems Inc. and Subsidiaries Consolidated Financial Statements for the Years Ended February 28, 2003, 2002, and 2001
 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
	Common Stock Shares	Common Stock Amount	Committed Common Stock	Additional Paid-In Capitol	Accumulated Deficit	Total

Balance, February 28, 2000	196,975,392	$ 984,875	$ 9,132,774	$ 233,211,21	$(241,812,858)	$ 1,516,008
Issuance of common stock
in private placements	40,721,909	203,610		12,231,830		12,435,440
for conversion of notes payable	7,324,191	36,621		2,912,744		2,949,365
to satisfy liabilities	11,642,627	58,160		6,093,135		6,151,295
Offering costs				(77,102)		(77,102)
Committed common stock issued	34,425,463	172,128	(9,132,774)	8,960,646		-
Net loss					(20,929,971)	(20,929,971)

Balance, February 28, 2001	291,089,582	1,455,394	-	263,332,470	(262,742,829)	2,045,035
Issuance of common stock
in private placements	37,650,782	188,237		13,215,876		13,404,113
for conversion of notes payable	31,398,771	156,994		11,706,261		11,863,255
to satisfy liabilities	18,500,802	92,504		6,921,208		7,013,712
for exercise of stock options and warrants	102,500	512		27,263		27,775
for re-pricing requirements	8,947,631	44,738		(44,738)		-
Offering costs				(74,912)		(74,912)
Committed common stock recorded under re-pricing agreements			3,310,650			3,310,650
Net loss				(24,936,895)		(24,936,895)

Balance, February 28, 2002	387,690,068	1,938,379	3,310,650	295,083,428	(287,679,724)	12,652,733
Issuance of common stock
in private placements	41,700,830	208,504		5,485,497		5,694,001
from committed stock	923,077	4,615	(207,692)	203,077		-
to satisfy liabilities	659,175	3,296		166,444		169,740

Common stock returned	(50,000)	$ (250)	$	$ (29,750)	$	$ (30,000)
Beneficial conversion feature on convertible notes payable				1,484,837		1,484,837
Issuance of stock options
as compensation expense				53,076		53,076
as consulting expense				192,404		192,404
Issuance of warrants				659,321		659,321
Offering costs				(23,063)		(23,063)
Net loss					(16,140,873)	(16,140,873)

Balance, February 28, 2003	430,923,150	$ 2,154,544	$ 3,102,958	$303,275,271	$(303,820,597)	$ 4,712,176

The accompanying notes are an integral part of these financial statements.
Aura 2003 Form 10-K/A	39
F-5

Aura Systems Inc. and Subsidiaries Consolidated Financial Statements for the Years Ended February 28, 2003, 2002, and 2001

	2003	2002	2001
Cash flows from operating activities
Net loss	$ (16,140,873)	$ (24,936,895)	$ (20,929,971)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	966,852	5,868,089	7,619,979
(Gain) loss on disposition of assets	21,348	65,823	(1,756,746)
Loss on sale of minority interest Aura Realty	626,676	-	-
Change in allowance for doubtful accounts	94,310	-	-
Change in reserve for inventory obsolescence	(117,411)	1,510,871	-
Impairment of long-lived assets and investments	3,118,019	9,095,394	240,000
Gain on extinguishment of debt	(1,186,014)	(1,889,540)	-
Minority interest in net income of consolidated subsidiary	14,018	-	-
Stock options issued as compensation expense	53,075	-	-
Stock options issued as consulting expense	192,404	-	-
Beneficial conversion feature on convertible debt	1,484,837	-	-
Adjustment to accounts payable	-	(651,685)	(1,046,324)
Adjustments to legal settlements	-	(750,000)	-
Operating expenses satisfied with stock	169,740	278,801	903,935
(Increase) decrease in
Accounts receivable	(437,534)	965,700	1,397,159
Inventories	636,110	(1,260,896)	1,432,828
Other current assets	62,169	224,182	(92,763)
Other assets	(562,265)	(4,300)	3,821
Increase (decrease) in
Accounts payable and accrued expenses, net of effect of settlements and sale of Aura Realty	1,063,477	2,744,148	(1,102,404)
Deferred income	160,500	-	-

Net cash used in operating activities	(9,780,562)	(8,740,308)	(13,330,486)

Cash flows from investing activities
Payments received on notes receivable	181,725	155,857	3,784,681
Purchase of property, plant, and equipment	(6,491)	(255,733)	(38,200)
Proceeds from disposal of property, plant, and equipment	57,591	-	-
Proceeds from sale of minority interest in Aura Realty	1,463,000	-	-

Net cash provided by (used in) investing activities	1,695,825	(99,876)	3,746,481

The accompanying notes are an integral part of these financial statements.

Aura 2003 Form 10-K/A	40
F-6

Aura Systems Inc. and Subsidiaries Consolidated Financial Statements for the Years Ended February 28, 2003, 2002, and 2001

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2003	2002	2001
Cash flows from financing activities
Proceeds from notes payable and convertible notes payable	$ 2,510,746	$ 500,000	$ -
Payments on notes payable	(1,046,650)	(5,139,308)	(1,768,859)
Net proceeds from issuance of common stock	5,640,938	13,329,201	12,358,339
Proceeds from exercise of stock options	-	775	-
Net proceeds from exercise of warrants	-	27,000	-

Net cash provided by financing activities	7,105,034	8,717,668	10,589,480

Net increase (decrease) in cash and cash equivalents	(979,703)	(122,516)	1,005,475
Cash and cash equivalents, beginning of year	1,143,396	1,265,912	260,437

Cash and cash equivalents, end of year	$ 163,693	$ 1,143,396	$ 1,265,912

Supplemental disclosures of cash flow information
Interest paid	$ 621,047	$ 1,081,122	$ 1,977,239

Income taxes paid	$ -	$ -	$ -

Supplemental schedule of non-cash financing and investing activities

During the year ended February 28, 2003, the Company:

-         issued 659,175 shares of common stock in satisfaction of $169,740 in liabilities and contractual obligations.

-         issued 923,077 shares of common stock that were committed at February 28, 2002 valued at $207,692.

The accompanying notes are an integral part of these financial statements.

Aura 2003 Form 10-K/A	41
F-7

Aura Systems Inc. and Subsidiaries Consolidated Financial Statements for the Years Ended February 28, 2003, 2002, and 2001

During the year ended February 28, 2002, the Company:

-         restructured $16,179,900 of debt and related accrued interest into 31,398,771shares of common stock valued at $15,173,905, resulting in a pre-tax extraordinary gain for the early extinguishment of debt of $1,005,995. An additional 14,714,000 of the common shares (related to guaranteed share re-pricing agreements), with a value totaling $3,310,650 were not issued as of February 28, 2002 and have been reflected on the consolidated Statement of Stockholders' equity as committed common stock (923,077 of such shares were issued in fiscal 2003). The gain, in addition to a $883,846 gain resulting from a creditor's forgiveness of the remaining balance of an unsecured note payable plus accrued interest, has been reflected as an extraordinary item in the accompanying consolidated financial statements.

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

-         issued 2,400,000 shares of common stock as a finder's fee for the Company's private placements and 1,775,824 shares of common stock for re-pricing a prior private placement of the Company. The finder's fee and re-pricing had no effect on total stockholders' equity.The accompanying notes are an integral part of these financial statements.

Aura 2003 Form 10-K/A	42
F-8

Aura Systems Inc. and Subsidiaries Consolidated Financial Statements for the Years Ended February 28, 2003, 2002, and 2001

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND OPERATIONS

General

Aura Systems, Inc., ("Aura" or the "Company") a Delaware corporation, was founded to engage in the development, commercialization, and sales of products, systems, and components, using its patented and proprietary electromagnetic and electro-optical technology. Aura develops and sells AuraGen® mobile induction power systems to the industrial, commercial, and defense mobile power generation markets. In addition, the Company holds patents for other technologies that have not been commercially exploited.

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements of the Company have been prepared on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, as a result of the Company's losses from operations and its default on certain of its obligations (see Note 9), there is substantial doubt about its ability to continue as a going concern. The Company requires additional debt or equity financing to fund ongoing operations. The Company is seeking to raise additional capital and to restructure its liabilities. Failure to obtain such financing in the near term could require the Company to cease operations.

The Company's long-term ability to continue as a going concern is dependent upon the successful achievement of profitable operations and the ability to generate sufficient cash from operations and financing sources to meet the the Company's obligations. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the possible inability of the Company to continue as a going concern. The Company's consolidation and reduction of the scope of its operations has resulted in writedowns of assets. Further writedowns may occur and would occur were the Company to cease operations.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Aura and subsidiary, Aura Realty, Inc. See Note 4. Investments in affiliated companies are accounted for by the equity or cost method, as appropriate. Significant inter-company amounts and transactions have been eliminated in consolidation.

The accompanying notes are an integral part of these financial statements.

Aura 2003 Form 10-K/A	43
F-9

Aura Systems Inc. and Subsidiaries Consolidated Financial Statements for the Years Ended February 28, 2003, 2002, and 2001

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

Cash and Cash Equivalents

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

Inventories

Inventories are valued at the lower of cost (first-in, first-out) or market. Due to continuing lower than projected sales, the Company is holding inventories in excess of what it expects to sell in the next fiscal year. As of February 28, 2003 and 2002, $3,552,000 and $4,500,000, respectively, of inventories have been classified as long-term assets. See Note 5.

The accompanying notes are an integral part of these financial statements.

Aura 2003 Form 10-K/A	44
F-10

Aura Systems Inc. and Subsidiaries Consolidated Financial Statements for the Years Ended February 28, 2003, 2002, and 2001

Property, Plant, and Equipment

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

Long-Term Investments

The Company accounts for all investments where it holds less than a 20% voting interest, cannot exercise significant influence, and where the fair market value of those securities is not readily determinable under the cost basis. Investments in voting interests between 20% and 50% where the Company can exercise significant influence are accounted for under the equity method of accounting, and investments greater than 50% are generally consolidated for the purposes of financial reporting As the Company does not hold a sufficient interest in its investments to exercise significant influence and the fair market value of the investments are not readily determinable, long-term investments have been accounted for under the cost method. A decline in the value of any investment below cost that is deemed other than temporary is charged to earnings.

Patents and Trademarks

The Company capitalizes the costs of obtaining or acquiring patents and trademarks. Amortization of patent and trademark costs is provided for by the straight-line method over the shorter of the legal or estimated economic life. Amortization expense was $308,329, $308,329, and $308,329 for the years ended February 28, 2003, 2002, and 2001, respectively. Accumulated amortization was $2,272,787 and $1,964,458 as of February 28, 2003 and 2002, respectively. If a patent or trademark is rejected, abandoned, or otherwise invalidated, the unamortized cost is expensed in that period. The Company expects to recognize $308,329 of amortization expense on these patents for each of the next five years. See Note 18.

The accompanying notes are an integral part of these financial statements.

Aura 2003 Form 10-K/A	45
F-11

Aura Systems Inc. and Subsidiaries Consolidated Financial Statements for the Years Ended February 28, 2003, 2002, and 2001

Valuation of Long-Lived Assets

The Company reviews long-lived assets and identifiable intangibles in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," on at least an annual basis or whenever events or circumstances indicate that the carrying amount of such assets may not be fully recoverable. During the years ended February 28, 2003 and 2002, the Company recorded asset impairment charges on certain of its long-lived assets (see Note 7 and Note 18).

Stock-Based Compensation

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

Fair Value of Financial Instruments

The Company's financial instruments include cash and cash equivalents, accounts receivable, notes receivable, long-term investments, accounts payable, and accrued expenses. The carrying amounts of these instruments approximate their fair value due to their short maturities.

Minority Interest

Minority interest represents the proportionate share of the equity of the consolidated subsidiary owned by the Company's minority stockholders in that subsidiary.

Advertising Expense

Advertising costs are charged to expense as incurred and were immaterial for the years ended February 28, 2003, 2002, and 2001.

Research and Development

Research and development costs are expensed as incurred.

The accompanying notes are an integral part of these financial statements.

Aura 2003 Form 10-K/A	46
F-12

Aura Systems Inc. and Subsidiaries Consolidated Financial Statements for the Years Ended February 28, 2003, 2002, and 2001

Income Taxes

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

A summary of the effect these reclassifications for the year ended February 28, 2002 is as follows:

	As Previously Classified	Reclassification	Currently Classified
Gross profit	$ 1,635,559	$ 1,510,871	$ 124,688
Loss from operations	$ (15,704,847)	$ 8,742,084	$ (24,446,931)
Other income (expense)	$ (11,121,588)	$ (8,742,084)	$ (2,379,504)

Such reclassifications did not have any effect on reported net loss.

The accompanying notes are an integral part of these financial statements.

Aura 2003 Form 10-K/A	47
F-13

Aura Systems Inc. and Subsidiaries Consolidated Financial Statements for the Years Ended February 28, 2003, 2002, and 2001

Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Major Customers

During the year ended February 28, 2003, the Company conducted business with one customer whose sales comprised of 22% of net sales. As of February 28, 2003, three customers accounted for 61% of total accounts receivable. During the year ended February 28, 2002, the Company conducted business with four customers whose sales comprised of 77% of net sales. As of February 28, 2002, one customer accounted for 86% of total accounts Receivable.

Recently Issued Accounting Pronouncements

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

The accompanying notes are an integral part of these financial statements.

Aura 2003 Form 10-K/A	48
F-14

Aura Systems Inc. and Subsidiaries Consolidated Financial Statements for the Years Ended February 28, 2003, 2002, and 2001

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

The accompanying notes are an integral part of these financial statements.

Aura 2003 Form 10-K/A	49
F-15

Aura Systems Inc. and Subsidiaries Consolidated Financial Statements for the Years Ended February 28, 2003, 2002, and 2001

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

The accompanying notes are an integral part of these financial statements.

Aura 2003 Form 10-K/A	50
F-16

Aura Systems Inc. and Subsidiaries Consolidated Financial Statements for the Years Ended February 28, 2003, 2002, and 2001

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

In connection with the sale, the Purchasers also received warrants to purchase 15,000,000 shares of common stock of the Company within five years from December 1, 2002 at exercise prices ranging from $0.15 to $0.25 per share. The value of the warrants were calculated at $659,321 using the Black-Scholes method of valuation. In addition, the Purchasers subscribed to purchase 21,366,347 shares of the Company's common stock for $1.5 million. The Company may be required to issue up to 6,826,745 additional shares of common stock and warrants to purchase up to 5,500,000 shares of common stock to the Purchasers because of its failure to register the shares for resale.

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

The accompanying notes are an integral part of these financial statements.

Aura 2003 Form 10-K/A	51
F-17

Aura Systems Inc. and Subsidiaries Consolidated Financial Statements for the Years Ended February 28, 2003, 2002, and 2001

Subsequent to February 28, 2003, the Mortgagor had not consented to the transaction, and Aura failed to make certain payments to the Purchasers as required under the Agreement. During June 2003, the Company entered into a forbearance agreement with the Purchasers which requires the Company to:

1. Register all previously issued warrants to the Purchasers per the Sale Leaseback Agreement

2. Execute an assignment of all its proceeds from the Alpha Ceramic note receivable (see Note 6) to the Purchasers

3. Enter into an exclusive listing agreement for the sale of it real estate property

4. Pay all defaulted mortgage payments to the Purchasers and make timely payments of $46,613 to the Purchasers thereon

The Company is currently in negotiations with the Purchasers and the Mortgagor related to these matters.

The assets and liabilities of Aura Realty at February 28, 2003 and 2002 consisted of the following:

	2003	2002

Current assets	$ 26,112	$ 25,177

Property and equipment, net	6,892,692	9,412,356
Other assets	133,617	159,069

Total assets	$ 7,052,421	$ 9,596,602

Total liabilities	$ 4,952,357	$ 5,058,774

Total equity	$ 2,100,064	$ 4,537,828

The accompanying notes are an integral part of these financial statements.

Aura 2003 Form 10-K/A	52
F-18

Aura Systems Inc. and Subsidiaries Consolidated Financial Statements for the Years Ended February 28, 2003, 2002, and 2001

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

The loss on the sale of the subsidiary is calculated as follows:

Net cash received	$ 1,463,000
Deposits held back by the Purchasers	564,000
Fees	105,000
Less execution of note payable	(1,000,000)

Total sale price	1,132,000
Value of warrants issued	(659,321)
Net book value of minority interest in Aura Realty at date of sale	(1,099,355)

Loss on sale of minority interest in Aura Realty	$ (626,676)

NOTE 5 - INVENTORIES

Inventories at February 28, 2003 and 2002 consisted of the following:

	2003	2002

Raw materials	$ 3,846,439	$ 4,043,697
Finished goods	6,819,286	7,258,138

	10,665,725	11,301,835
Reserve for potential product obsolescence	1,678,000	1,795,411

	8,987,725	9,506,424
Non-current portion	7,573,225	4,500,000

Current portion	$ 1,414,500	$ 5,006,424

Inventories consist primarily of components and completed units for the Company's AuraGen® product.

The accompanying notes are an integral part of these financial statements.

Aura 2003 Form 10-K/A	53
F-19

Aura Systems Inc. and Subsidiaries Consolidated Financial Statements for the Years Ended February 28, 2003, 2002, and 2001

Early in its AuraGen® program, the Company determined it was most cost-effective to outsource production of components and subassemblies to volume-oriented manufacturers, rather than produce these parts in house. As a result of this decision, and based on then anticipated sales, the Company purchased, prior to fiscal 2001, a substantial inventory of components at volume prices, most of which was then assembled into finished AuraGen® units. Since sales did not meet such expectations, the Company has been selling product from this inventory for several years. Management has analyzed its inventories based on its current business plan, current orders for future delivery, and pending proposals with prospective customers and has determined that the Company does not expect to realize all of its inventories within the next year. The net inventories as of February 28, 2003 and 2002 which are not expected to be realized within a 12-month period have been reclassified as long term.

The Company has also assessed the net realizability of these assets, and the potential obsolescence of inventory. In accordance with this assessment, management has recorded a reserve of $1,678,000 and $1,795,411 at February 28, 2003 and 2002, respectively.

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

The accompanying notes are an integral part of these financial statements.

Aura 2003 Form 10-K/A	54
F-20

Aura Systems Inc. and Subsidiaries Consolidated Financial Statements for the Years Ended February 28, 2003, 2002, and 2001

NOTE 7 - PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment at February 28, 2003 and 2002 consisted of the following:

	2003	2002

Land	$ 3,187,997	$ 3,187,997
Buildings	6,408,796	8,708,796
Machinery and equipment	1,798,600	1,969,206
Furniture and fixtures	2,308,023	2,308,022
Leasehold improvements	135,935	135,935

	16,839,351	16,309,956
Less accumulated depreciation and amortization	6,495,840	5,935,475

Total	$ 7,343,511	$ 10,374,481

Depreciation and amortization expense was $658,523, $5,868,089, and $7,619,979 for the years ended February 28, 2003, 2002, and 2001, respectively.

In the fourth quarter of fiscal 2002, the Company determined that the tooling fixed assets were impaired based upon the requirements set forth in SFAS No. 144. Due to the Company's inventory surplus (see Note 5), and concerns regarding the usefulness of the tooling assets, future utilization of these assets was determined to be sufficiently uncertain to warrant their total impairment. This amount is included in impairment of long-lived assets on the accompanying consolidated statement of operations.

In the second quarter of Fiscal 2003, the Company's Board of Directors approved a plan to sell the land and buildings which are currently used as Aura's headquarters and operating location. The Company's analysis of market conditions for the sale of such real estate indicated the current market value of this real estate was less than its recorded net book value. As a result, the Company recorded an asset impairment charge of $2,300,000 in accordance with SFAS No. 144, as part of the loss from operations.

The accompanying notes are an integral part of these financial statements.

Aura 2003 Form 10-K/A	55
F-21

Aura Systems Inc. and Subsidiaries Consolidated Financial Statements for the Years Ended February 28, 2003, 2002, and 2001

NOTE 8 - LONG-TERM INVESTMENTS

Long-term investments and their related loss reserves at February 28, 2003 and 2002 consisted of the following:

	2003

	Net Book Value	Reserve	Book Value
Aquajet Corporation (a)	$ -	$ (923,835)	$ 923,835
Algo Technology, Inc. (b)	500,000	(848,652)	1,348,652
Telemac (c)	500,000	(750,000)	1,250,000

Total	$ 1,000,000	$(2,522,487)	$ 3,522,487

	2002

	Net Book Value	Reserve	Book Value
Aquajet Corporation (a)	-	(923,835)	923,835
Algo Technology, Inc. (b)	1200,000	148,652)	1,348,652
Telemac (c)	50,000	750,000)	1,250,000

Total	1,700,000	(1,822,487)	3,522,487

The above investments consist solely of common stock and constitute approximately 4.2% of the outstanding shares of Aquajet Corporation, 2.9% of the outstanding shares of Algo Technology, Inc., and less than 1% of the outstanding shares of Telemac.

(a)    The Company maintains an investment in Aquajet Corporation, a development stage company developing a water recreation vehicle. In fiscal 2002, the Company recorded a total impairment of this investment because, on reviewing Aquajet's lack of progress, management determined it was unlikely to realize any value on this investment.

(b)   During the year ended February 28, 2003, Aura recognized a $700,000 impairment charge in its investment in Algo Technologies as management concluded that Algo's financial condition made it unlikely that the Company could sell the investment without a substantial discount from its carrying value. It is now recorded at management's best estimate of its fair market value of approximately $500,000.

The accompanying notes are an integral part of these financial statements.

Aura 2003 Form 10-K/A	56
F-22

Aura Systems Inc. and Subsidiaries Consolidated Financial Statements for the Years Ended February 28, 2003, 2002, and 2001

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

NOTE 9 - NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE

Notes payable and convertible notes payable at February 28, 2003 and 2002 consisted of the following:

	2003	2002

Litigation payable (a)	$ 2,201,604	$ 2,327,300
Notes payable - equipment (b)	14,147	20,371
Notes payable - buildings (c)	5,058,774	5,157,138
Trade debt (d)	1,308,533	3,140,657
Convertible notes payable (e)	1,750,000	-
Note payable - related party (f)	-	250,000
Note payable - related party (g)	1,000,000	-
Convertible notes payable (h)	2,012,320	-

	13,345,378	10,895,466
Less current portion	13,305,103	3,913,623

Long-term portion	$ 40,275	$ 6,981,843

(a)    The litigation payable represents the legal settlements entered into by Aura with various parties. These settlements call for payment terms with 8% interest rate to the plaintiffs through fiscal 2004.

(b)   Notes payable - equipment consists of a note maturing in February 2005 with an interest rate of 8.45%.

The accompanying notes are an integral part of these financial statements.

Aura 2003 Form 10-K/A	57
F-23

Aura Systems Inc. and Subsidiaries Consolidated Financial Statements for the Years Ended February 28, 2003, 2002, and 2001

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

(e)    During the year ended February 28, 2003, the Company settled $1,456,213 of this trade debt, including accrued interest of $198,000, for $385,142. The total gain on the extinguishment of debt of $1,050,995 is reflected as an extraordinary item in the accompanying consolidated financial statements and resulted in extraordinary income per share of less than $0.01. In addition, as part of the transaction, the Company entered into a convertible note payable agreement with a group of investors for $307,862. This note was converted into Series A convertible preferred stock subsequent to February 28, 2003 (see Note 18).

(f)     Convertible notes payable carry a 8% interest rate and are convertible into common stock at various conversion rates. Subsequent to February 28, 2003, the notes were adjusted to be convertible into shares of convertible, redeemable preferred stock, and such conversion was completed (see Note 18). The Company recorded interest expense of $316,619 related to the conversion feature on the debt.

(g)    In the fourth quarter of fiscal 2002, the Company entered into a short-term loan agreement with a member of the Board of Directors for $250,000. The note accrued interest at 10% per annum and was repaid in March 2002.

(h)    Note payable - related party consisted of a $1,000,000 note payable, which was entered into in connection with the sale of a minority interest in Aura Realty (see Note 4). The note payable bears interest at 12.3% per annum and is secured by a security interest in the Alpha Ceramic Note (see Note 6). The Company is required to make interest payments for the first 17 months of the term, and the remaining $1,000,000 principal is due on May 31, 2004.

(i)      The convertible notes payable were entered into with investors. The notes payable bear interest at 5% per annum, mature at various dates, and are convertible into shares of the Company's convertible, redeemable preferred stock at a rate of $1 for each $2.20 of convertible, redeemable preferred shares. The Company evaluated the notes for beneficial conversion features below the market price of the Company's common shares and recorded $1,168,218 of interest expense. Subsequent to February 28, 2003, the Company completed the conversion of these notes into preferred stock.

The accompanying notes are an integral part of these financial statements.

Aura 2003 Form 10-K/A	58
F-24

Aura Systems Inc. and Subsidiaries Consolidated Financial Statements for the Years Ended February 28, 2003, 2002, and 2001

Future maturities of notes payable at February 28, 2003 were as follows:

Year Ending February,
2004	$ 13,305,103
2005	7,375
2006	-
2007	-
2008	32,900

Total	$ 13,345,378

NOTE 10 - ACCRUED EXPENSES

Accrued expenses at February 28, 2003 and 2002 consisted of the following:

	2003	2002

Accrued payroll and related expenses	$ 431,579	$ 794,481
Accrued interest	422,339	76,848
Accrued severance	554,288	1,080,525
Other	364,726	229,803

Total	$ 1,772,932	$ 2,181,657

Separation Agreements

In December 2001, the Company and six former members of the Company's senior management ("former employees") entered into certain separation agreements, effective February 28, 2002. The former employees received warrants and options exercisable at $0.55 per share for an aggregate of 22,218,750 shares of the Company's common stock. Under the provisions of SFAS No. 123, the warrants and options have been recorded in the financial statements at their intrinsic value and the pro forma impact on the Company's net loss of recording the warrants and options at fair value is set forth in Note 12.

Each of the former employees agreed to be available to the Company for a period of one year, and was entitled to payments aggregating 85% of their former salaries. Because management considered such payment more in the nature of severance than consulting fees, the Company recognized $1,080,525 of compensation expense as of February 28, 2002, (approximately 75% of the value of the contracts) and recognized the remaining amount in the first quarter of the year ended February 28, 2003.

The accompanying notes are an integral part of these financial statements.

Aura 2003 Form 10-K/A	59
F-25

Aura Systems Inc. and Subsidiaries Consolidated Financial Statements for the Years Ended February 28, 2003, 2002, and 2001

Adjustment to Accounts Payable

During the years ended February 28, 2003 and 2002, the Company adjusted certain of its accrual and accounts payable accounts. These adjustments reflect primarily reductions in amounts previously estimated and limited contractual adjustments to amounts payable under certain trade payable agreements. These amounts have been recorded as an adjustment to operating expenses as they generally represent changes in estimates recorded by the Company in previous periods.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Leases

At February 28, 2003, the Company did not have any significant long-term operating leases. Rent expense charged to operations amounted to $956,951, $868,236, and $930,689 for the years ended February 28, 2003, 2002, and 2001, respectively.

Litigation

Due to the Company's acute liquidity challenges, it has defaulted in payments under many of its financial obligations. These defaults effectively render these obligations payable on demand and the entire principal balance of each obligation has been included in current liabilities in the accompanying Condensed Consolidated Financial Statements. The Company is engaged in numerous legal actions by creditors seeking payment of sums owed. Actions by the parties to these obligations to enforce their rights to collect the amounts due could require the Company to cease operations.

In June 2002, the Securities and Exchange Commission ("SEC") brought a civil action against the Company, NewCom (a former subsidiary of Aura), and certain former members of the Company's management team, including Zvi (Harry) Kurtzman (the Company's former Chief Executive Officer) and Steven Veen (the Company's former Chief Financial Officer) for violations of the antifraud and books and records provisions of the securities laws. The complaint relates to the financial statements for various transactions during fiscal years 1996 through 1999. The SEC brought a related action against Gerald Papazian (the Company's former President). Without admitting or denying the allegations in the complaint, the Company as well as the former officers filed consents agreeing to settle the case. (continued)

The accompanying notes are an integral part of these financial statements.

Aura 2003 Form 10-K/A	60
F-26

Aura Systems Inc. and Subsidiaries Consolidated Financial Statements for the Years Ended February 28, 2003, 2002, and 2001

(continued)
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

In January 1999, the Company settled shareholder litigation in the Barovich/Chiau matter. On November 20, 1999, the parties entered into an Amended Stipulation of Settlement, which required the Company to pay $2,260,000, plus interest, in monthly installments of $70,350. On October 22, 2002, after the Company had failed to make certain monthly payments, the plaintiffs applied for and obtained a judgment against the Company for $935,530, which represents the balance due with respect to the original principal amount. The Company has subsequently made two monthly payments, thereby reducing the amount owed to $794,650, plus interest. Subsequent to February 28, 2003, the plaintiff took further legal action to enforce the October 2002 judgment, culminating in a lien on one of the Company's smaller bank accounts. The Company has recorded this liability in full in the accompanying financial statements.

On December 11, 2002, one of the Company's former vendors filed suit against the Company, alleging the Company breached the terms of a payment plan for $283,296. The settlement discussions between the two parties have been largely unsuccessful. The plaintiff is advancing this suit through the court system, and a hearing has been scheduled for August 2003. The Company has recorded this liability in full in the accompanying financial statements.

The Company is involved in certain legal proceedings and claims which arise in the normal course of business. Management does not believe that the outcome of these matters will have a material effect on the Company's financial position or results of operations.

The accompanying notes are an integral part of these financial statements.

Aura 2003 Form 10-K/A	61
F-27

Aura Systems Inc. and Subsidiaries Consolidated Financial Statements for the Years Ended February 28, 2003, 2002, and 2001

Settlements in Fiscal 2003

On December 11, 2001, the Company filed a complaint in the United States District Court, Central District of California, against CRS Emergency Vehicles Co., Custom Coaches International, and C. Ray Smith for Breach of Contract, Conversion, Bad Faith, Fraud, and Injunctive Relief. The action arose out of a sale to defendant distributors of approximately $1,200,000 of the Company's AuraGen® product. On May 7, 2002, the Company entered a settlement of this case whereby the defendants agreed to release or otherwise account for all of the product shipped to the Company and terminate their distributorship agreement. The Company accounted for this event in the fourth quarter of fiscal 2002 and reversed revenue of $1,200,000 due to the return of the inventory.

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

Settlements in Fiscal 2002

In June 1999, a lawsuit naming Aura was filed by Deutsche Financial Services ("DFS") regarding the termination of DFS' credit facility. The Company entered into a definitive Settlement and Mutual Release Agreement effective March 12, 2001, providing for the settlement of litigation. Under the terms of the settlement, DFS received cash payments totaling $350,000 and 10,000,000 shares of Aura's common stock in exchange for mutual releases. The Company had previously recorded an estimated liability of $5,500,000, which was carried in notes payable on the accompanying consolidated financial statements. The aggregate value of the settlement was $4,350,000 based on the Company's common stock price at the settlement date, resulting in an adjustment in fiscal 2002 to the original accrual of $1,150,000.

On November 12, 1999, a lawsuit (Excalibur) was filed by three investors against Aura and others, arising out of two NewCom financings consummated in December 1998. As part of the settlement, Aura received $2,000,000. The plaintiffs received re-pricing shares sought as part of their underlying contract claims. The re-pricing shares have been recorded in fiscal 2002 as an adjustment to the original issuances, and the $2,000,000 has been recorded as an adjustment to legal settlements.

The accompanying notes are an integral part of these financial statements.

Aura 2003 Form 10-K/A	62
F-28

Aura Systems Inc. and Subsidiaries Consolidated Financial Statements for the Years Ended February 28, 2003, 2002, and 2001

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

Settlements in Fiscal 2001

The Company realized $1.5 million of expense in fiscal 2001 for litigation settlements, including the initial settlement of the Excalibur matter referred to above.

NOTE 12 - STOCKHOLDERS' EQUITY

Series A Convertible, Redeemable Preferred Stock

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

The accompanying notes are an integral part of these financial statements.

Aura 2003 Form 10-K/A	63
F-29

Aura Systems Inc. and Subsidiaries Consolidated Financial Statements for the Years Ended February 28, 2003, 2002, and 2001

Common Stock

At February 28, 2003 and 2002, the Company had 500,000,000 shares of $0.005 par value common stock authorized for issuance.

As described below, as of February 28, 2003, the Company has commitments to issue, in exchange for consideration already received, approximately 20 million shares of common stock. This is in addition to outstanding stock options, warrants and convertible securities.

During the year ended February 28, 2003, the Company issued 41,700,830 shares of common stock for cash totaling $5,694,001 in private offerings to various third party investors and issued 923,077 shares of common stock totaling $207,692 from committed stock.

During the year ended February 28, 2003, the Purchasers of a minority interest in Aura Realty (see Note 4) purchased 21,366,347 shares of the Company's common stock for $1,493,000 at an average price of $0.07 per share. The Company may be required to issue up to 6,826,745 additional shares to the Purchasers as a result of the Company's failure to timely file a registration statement covering such shares.

During the year ended February 28, 2002, the Company issued 35,906,981 shares of common stock in private placements.

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

The accompanying notes are an integral part of these financial statements.

Aura 2003 Form 10-K/A	64
F-30

Aura Systems Inc. and Subsidiaries Consolidated Financial Statements for the Years Ended February 28, 2003, 2002, and 2001

During the year ended February 28, 2002, the Company restructured $16,179,900 of debt and related accrued interest into31,398,771 shares of common stock valued at $15,173,905, resulting in a pre-tax extraordinary gain for the early extinguishment of debt of $1,005,995. This was originally recorded as a gain on extinguishment of debt of $4,316,645. However, due to price protection commitments, the former debt holders may be entitled to receive an additional 14,714,000 common shares (of which 923,077 shares were issued in fiscal 2003) resulting in an $3,310,000 adjustment to the gain on extinguishment of debt. The gain, in addition to a $883,545 gain resulting from a creditor's forgiveness of the remaining balance of an unsecured note payable plus accrued interest, has been reflected as an extraordinary item in the accompanying consolidated financial statements.

As of February 28, 2002, and February 28, 2003, 14,714,000 common shares and 13,790,924 common shares, respectively, with a value totaling $3,310,650, and $3,102,958, respectively, are reflected on the consolidated statement of stockholders' equity as committed common stock.

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

The accompanying notes are an integral part of these financial statements.

Aura 2003 Form 10-K/A	65
F-31

Aura Systems Inc. and Subsidiaries Consolidated Financial Statements for the Years Ended February 28, 2003, 2002, and 2001

Director Stock Options

The Company has granted nonqualified stock options to certain directors. Options were granted at fair market value at the date of grant, vested immediately, and were exercisable at any time within a 10-year period from the date of grant.

A summary of the Company's outstanding options and activity under the director's plan is as follows:

	Number of Shares	Weighted-Average Exercise Price

Outstanding, February 28, 2000 and 2001	500,000	$ 2.06 - 2.30
Expired	(50,000)	$ 2.06 - 2.30
Outstanding, February 28, 2002 and 2003	450,000	$ 2.06 - 2.30

Exercisable, February 28, 2003	450,000	$ 2.06 - 2.30

Employee Stock Options

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

The accompanying notes are an integral part of these financial statements.

Aura 2003 Form 10-K/A	66
F-32

Aura Systems Inc. and Subsidiaries Consolidated Financial Statements for the Years Ended February 28, 2003, 2002, and 2001

Activity in the employee stock option plans was as follows:

	1989 Plan		2000 Plan
	Number of Shares	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
Outstanding, February 29, 2000	5,867,000	$ 1.44 - 7.31	-	$ -
Granted	-	$ -	17,565,500	$ 0.31- 0.60
Canceled	(5,000)	$ 3.00	(132,500)	$ 0.31
Expired	(431,000)	$ 0.44	-	$ -
Outstanding, February 28, 2001	5,431,000	$ 1.79 - 7.31	17,433,000	$ 0.31 - 0.60
Granted	-	$ -	18,849,001	$ 0.45 - 0.64
Canceled	(20,000)	$ 3.00	(428,250)	$ 0.31 - 0.45
Expired	(6,000)	$ 7.25	-	$ -
Outstanding, February 28, 2002	5,405,000	$ 1.79 - 7.31	35,853,751	$ 0.31 - 0.64
Granted	-	$ -	13,601,400	$ 0.24
Expired	-	$ -	(15,049,750)	$ 0.32
Outstanding, February 28, 2003	5,405,000	$ 1.79 - 7.31	34,405,401	$ 0.31 - 0.64
Exercisable, February 28, 2003	5,405,000	$ 1.79 - 7.31	24,288,272	$ 3.31

The weighted-average remaining contractual life of the employee options outstanding at February 28, 2003 was 8.34 years. The exercise prices for the options outstanding at February 28, 2003 ranged from $0.07 to $7.31, and information relating to these options is as follows:

Range of Exercise Prices	Stock Options Outstanding	Stock Options Exercisable	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price of Options Outstanding	Weighted-Average Exercise Price of Options Exercisable

$0.07 - 0.35	13,519,400	8,473,229	8.76 years	$0.19	$0.22
$0.36 - 3.00	23,385,001	18,894,043	8.45 years	$0.70	$0.74
$3.01 - 7.31	2,906,000	2,326,000	5.39 years	$3.31	$3.31

	39,810,401	29,693,272

The accompanying notes are an integral part of these financial statements.

Aura 2003 Form 10-K/A	67
F-33

Aura Systems Inc. and Subsidiaries Consolidated Financial Statements for the Years Ended February 28, 2003, 2002, and 2001

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

The accompanying notes are an integral part of these financial statements.

Aura 2003 Form 10-K/A	68
F-34

Aura Systems Inc. and Subsidiaries Consolidated Financial Statements for the Years Ended February 28, 2003, 2002, and 2001

Warrants

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

At February 28, 2003 and 2002, there were warrants outstanding to purchase 48,956,727 and 33,956,727 shares, respectively, of the Company's common stock, exercisable at an average price of $0.20 and $0.71, respectively, per share. As of February 28, 2003, the Company also was obligated to issue warrants to purchase, in the aggregate, an additional 5,500,000 shares to the purchasers of the minority interest of Aura Realty (see Note 4) due to the Company's failure to timely file a registration statement covering the common stock underlying these warrants.

The accompanying notes are an integral part of these financial statements.

Aura 2003 Form 10-K/A	69
F-35

Aura Systems Inc. and Subsidiaries Consolidated Financial Statements for the Years Ended February 28, 2003, 2002, and 2001

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

Activity in issued and outstanding warrants was as follows:

	Number of Shares	Exercise Prices
Outstanding, February 29, 2000	1,750,000	$ 0.27 - 0.38
Issued	21,050,515	$ 0.38 - 2.25
Exercised	-	$ -
Expired	-	$ -
Outstanding, February 28, 2001	22,800,515	$ 0.27 - 2.25
Issued	14,904,812	$ 0.20 - 0.55
Exercised	(100,000)	$ 0.27
Expired	-	$ -
Outstanding, February 28, 2002	37,605,327	$ 0.20 - 2.25
Issued	15,000,000	$ 0.15
Exercised	-	$ -
Expired	-	$ -
Outstanding, February 28, 2003	52,605,327	$ 0.15 - 2.25

As of November 25, 2003, the Company has issued an additional 8,600,000 warrants to purchase common stock at per share prices ranging from $0.05 to $0.15 and 16,726,765 previously issued warrants to purchase common stock at per share prices ranging from $0.34 to $0.48 expired unexercised.

The accompanying notes are an integral part of these financial statements.

Aura 2003 Form 10-K/A	70
F-36

Aura Systems Inc. and Subsidiaries Consolidated Financial Statements for the Years Ended February 28, 2003, 2002, and 2001

NOTE 13 - INCOME TAXES

The Company has not incurred any income tax expense since inception. The actual tax benefit differs from the expected tax benefit computed by applying the United States federal corporate tax rate of 34% to loss before income taxes as follows for the years ended February 28, 2003, 2002 and 2001:

	2003	2002	2001

Expected tax benefit	34.0%	34.0%	34.0%
State income taxes, net of federal benefit	6.0	6.0	6.0
Changes in valuation allowance	(40.0)	(40.0)	(40.0)
Total	- %	- %	- %

The following table summarizes the significant components of the Company's deferred tax asset at February 28, 2003 and 2002:

	2003	2002

Deferred tax asset
Property, plant, and equipment and other	$ 4,800,000	$ 3,600,000
Net operating loss carryforward	104,800,000	99,000,000
Valuation allowance	(109,600,000)	(102,600,000)
Net deferred tax asset	$ -	$ -

The Company recorded an allowance of 100% for its net operating loss carryforward due to the uncertainty of its realization.

A provision for income taxes has not been provided in these financial statements due to the net loss. At December 31, 2002, the Company had operating loss carryforwards of approximately $262,000,000, which expire through 2023.

The accompanying notes are an integral part of these financial statements.

Aura 2003 Form 10-K/A	71
F-37

Aura Systems Inc. and Subsidiaries Consolidated Financial Statements for the Years Ended February 28, 2003, 2002, and 2001

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

The Company sponsors a voluntary, defined, contribution 401(k) plan. The plan provides for salary reduction contributions by employees and matching contributions by the Company of 20% of the first 7% of the employees' pre-tax contributions. The matching contributions by the Company included in selling, general, and administrative expenses were $44,720, $58,025, and $49,152 for the years ended February 28, 2003, 2002, and 2001, respectively.

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

Under the terms of the separation agreements, the departing officers relinquished their rights to any multi-year, cash, severance benefits in exchange for a one time grant of stock options and warrants, exercisable at $0.55 per share, which vest over a period of 18 months from the termination of employment and salary continuation (in the form of consulting agreements) at 85% of former salaries for a period of one year. The aggregate number of shares underlying the options and warrants issued under these separation agreements is 22,218,750.

The accompanying notes are an integral part of these financial statements.

Aura 2003 Form 10-K/A	72
F-38

Aura Systems Inc. and Subsidiaries Consolidated Financial Statements for the Years Ended February 28, 2003, 2002, and 2001

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

In February 2003, the Company entered into convertible notes payable agreements with a group of investors, which included five members of the Company's former management. The notes payable bear interest at 8% per annum, mature at various dates, and are convertible into shares of the Company's convertible, redeemable preferred stock at a rate of $1 for each $2.20 of convertible, redeemable preferred shares (see Note 9 and Note 18).

NOTE 16 - SEGMENT INFORMATION

The Company is a United States based company providing advanced technology products to various industries. The principal markets for the Company's products are North America, Europe, and Asia. All of the Company's operating long-lived assets are located in the United States. The Company operates in one segment.

Total net revenues from customer geographical segments are as follows for the years ended February 28, 2003, 2002, and 2001:

	2003	2002	2001

United States	$ 997,000	$ 2,792,000	$ 2,464,000
Canada	27,000	39,000	31,000
Europe	21,000	218,000	-
Asia	59,000	67,000	18,000

Total	$ 1,104,000	$ 3,116,000	$ 2,513,000

The accompanying notes are an integral part of these financial statements.

Aura 2003 Form 10-K/A	73
F-39

Aura Systems Inc. and Subsidiaries Consolidated Financial Statements for the Years Ended February 28, 2003, 2002, and 2001

NOTE 17 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following tables list the Company's quarterly financial information for the years ended February 28, 2003, 2002, and 2001:

2003

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year

Net revenues	$ 183,739	$ 272,978	$ 423,066	$ 223,987	$ 1,103,770
Gross profit	$ 102,753	$ 127,858	$ 223,912	$ 78,148	$ 532,671
Loss from operations	$ (3,290,539)	$ (5,219,668)	$ (2,238,263)	$ (2,825,208)	$ (13,573,678)
Net loss	$ (3,958,201)	$ (5,694,039)	$ (2,334,550)	$ (4,154,083)	$ (16,140,873)
Basic and diluted loss per share	$ (0.01)	$ (0.01)	$ -	$ (0.01)	$ (0.04)

2002

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year

Net revenues	$ 2,874,569	$ 863,773	$ 306,126	$ (928,173)	$ 3,116,295
Gross profit (loss)	$ 1,433,946	$ 550,099	$ 137,252	$ (1,996,609)	$ 124,688
Loss from operations	$ (3,393,606)	$ (5,248,819)	$ (3,871,227)	$ (11,933,279)	$ (24,446,931)
Net loss	$ (2,105,698)	$ (6,034,811)	$ (1,094,577)	$ (15,701,809)	$ (24,936,895)
Basic and diluted loss per share	$ (0.01)	$ (0.02)	$ -	$ (0.05)	$ (0.08)

2001

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year

Net revenues	$ 381,521	$ 386,885	$ 501,802	$ 1,242,300	$ 2,512,508
Gross profit (loss)	$ (2,132,836)	$ (2,169,177)	$ (1,880,860)	$ 7,478,744	$ 1,295,871
Loss from operations	$ (4,368,400)	$ (5,865,853)	$ (3,755,452)	$ (6,639,495)	$ (20,629,200)
Net loss	$ (2,610,266)	$ (6,726,320)	$ (4,653,019)	$ (6,940,366)	$ (20,929,971)
Basic and diluted loss per share	$ (0.01)	$ (0.03)	$ (0.02)	$ (0.02)	$ (0.08)

The accompanying notes are an integral part of these financial statements.

Aura 2003 Form 10-K/A	74
F-40

Aura Systems Inc. and Subsidiaries Consolidated Financial Statements for the Years Ended February 28, 2003, 2002, and 2001

NOTE 18 - SUBSEQUENT EVENTS

In March 2003, the Company issued $0.4 million of additional "5% Discounted Notes". All of these notes were converted into Series A Preferred subsequent to year-end as discussed below.

On March 25, 2003, the Company designated 1,500,000 shares of its authorized preferred stock as Series A Convertible Redeemable Preferred Stock (the "Series A Preferred"). Each share of Series A Preferred has a par value of $.005, a liquidation preference of $10.00 plus accrued unpaid dividends and is convertible into common stock at $.080 per share, based on the liquidation preference. Dividends accrue on each share at the rate of 5% of the liquidation preference per annum. The Company may call the Series A Preferred for redemption on or after March 31, 2004 subject to certain conditions. As of November 25, 2003, 591,110 shares of Series A Preferred were outstanding, issued as set forth below.

On March 31, 2003, the Company exchanged $1.1 million of 8% Notes and converted $1.1 million of 5% Notes and the $1.2 million of 5% Discounted Notes, plus accrued interest in all cases, into 534,020 shares of Series A Preferred. The average effective net acquisition price of the shares of Common Stock underlying the conversion feature, based on the amounts paid for the notes, is $0.054 per share.

Between May 29 and November 30, 2003, the Company received $3,972,242 of interim funding from Koyah Leverage Partners, LLP to meet its immediate cash needs. These amounts are evidenced by secured notes payable (the "Secured Notes") on March 31, 2004. The Secured Notes bear interest at 10% per annum and are convertible at the option of the holder into new debt or equity securities at of the Company at a 20% discount to the best terms by which such new debt or equity is sold to any new investor. The Secured Notes may be prepaid on notice at a 20% premium. Repayment of the Secured Notes is secured by substantially all the assets of the Company (with limited exceptions).

The accompanying notes are an integral part of these financial statements.

Aura 2003 Form 10-K/A	75
F-41

Aura Systems Inc. and Subsidiaries Consolidated Financial Statements for the Years Ended February 28, 2003, 2002, and 2001

Subsequent to February 28, 2003, the Company settled $56,000 of various trade payables for $14,000.

From December 1, 2003 through January 9, 2004, the Company has received an additional $680,000 of interim funding evidenced by additional Secured Notes. In connection with this financing, the Company agreed to issue warrants to purchase an aggregate of 3,200,000 shares of common stock at a price per share of $0.11, exercisable through January 7, 2011, as an inducement to the lender to continue providing funding and in resolution of a prior commitment of the Company. Although the Company is in discussions with the investor with regard to further financing, there can be no assurance that additional financing will be obtained.

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

In the Second Quarter of fiscal 2004, the Company recorded a $1,956,338 long-lived asset impairment charge resulting from the write off of some of the Company's patents and trademarks. During the Second Quarter FY2004, the Company reevaluated its intentions with regard to its patents and trademarks related to products outside its core businessAnd wrote-off the carrying value of patents not related to products in production.

Since February 28, 2003, as of December 31, 2003, the Company has committed stock options and warrants to officers, members of the Board of Directors, employees and consultants to purchase an aggregate of 16,650,000 shares of common stock.

The accompanying notes are an integral part of these financial statements.

Aura 2003 Form 10-K/A	76
F-42

Aura Systems Inc. and Subsidiaries Consolidated Financial Statements for the Years Ended February 28, 2003, 2002, and 2001

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

SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California

July 8, 2003

The accompanying notes are an integral part of these financial statements.

Aura 2003 Form 10-K/A	77
F-43

Aura Systems Inc. and Subsidiaries Consolidated Financial Statements for the Years Ended February 28, 2003, 2002, and 2001

VALUATION AND QUALIFYING ACCOUNTS - SCHEDULE ii

	Balance, Beginning of Year	Additions charged to Operations	Deductions from Reserve	Balance, End of Year
Reserve for doubtful accounts
February 28, 2003	$ 150,000	$ 94,310	$ -	$ 244,310
February 28, 2002	$ 160,000	$ -	$ (10,000)	$ 150,000
February 28, 2001	$ 7,673,217	$ 1,339,696	$ (8,852,913)	$ 160,000
Reserve for obsolete inventories
February 28, 2003	$ 1,795,411	$ -	$ (117,411)	$ 1,678,000
February 28, 2002	$ 291,404	$ 1,510,871	$ (6,864)	$ 1,795,411
February 28, 2001	$ 326,936	$ -	$ (35,532)	$ 291,404
Reserve for investment
February 28, 2003	$ 1,822,487	$ 700,000	$ -	$ 2,522,487
February 28, 2002	$ 388,652	$ 1,433,835	$ -	$ 1,822,487
February 28, 2001	$ 148,652	$ 240,000	$ -	$ 388,652

The accompanying notes are an integral part of these financial statements.

Aura 2003 Form 10-K/A	78
F-44