Form 10-K
period 2004-02-29
AURA SYSTEMS INC
filed 2004-08-19
CIK 826253

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

☒ For the fiscal year ended......................................February 29, 2004
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

On July 30, 2004 the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $16 million. The aggregate market value has been computed by reference to the last trading price of the stock on July 30, 2004. On such date the Registrant had 430,923,150 shares of common stock outstanding.

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

TABLE OF CONTENTS

PART I
ITEM 1. BUSINESS
ITEM 2. PROPERTIES
ITEM 3. LEGAL PROCEEDINGS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
ITEM 6. SELECTED FINANCIAL DATA

PART II
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 9. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
PART III
ITEM 10. DIRECTORS AND OFFICERS OF THE COMPANY
ITEM 11. EXECUTIVE COMPENSATION
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

PART IV
ITEM 14. FINANCIAL STATEMENTS, SCHEDULES, REPORTS ON FORM 8-K AND EXHIBITS

INDEX TO EXHIBITS

CERTIFICATION

Index to Consolidated Financial Statements

PART I

ITEM 1. BUSINESS

A. Introduction and History

Aura Systems, Inc., a Delaware corporation, ("Aura" or the "Company") designs, assembles and sells the AuraGen®, the Company's patented mobile power generator that uses the engine of a vehicle to generate power. It installs under-the-hood in many motor vehicles and delivers on-location, plug-in electricity for any end use including industrial, commercial, recreational and military applications. Compared to the traditional solutions (i.e., GenSets and inverters) addressing the multi-billion dollar North American mobile power market, the Company believes the AuraGen® provides cleaner electricity with greater reliability and flexibility at a lower cost to the end user. The Company began commercializing the AuraGen® in late 1999 as a 5,000-watt 120/240V AC machine compatible with certain Chevrolet engine models. In 2001, the Company added an 8,500 watt configuration and also introduced AC/DC and Inverter Charger System (ICS) options. The Company now has configurations available for more than 90 different engine types including a majority of General Motors and Ford models, many Daimler Chrysler models and numerous others made by Caterpillar, Detroit Diesel, Cummins, Freightliner and Navistar, among other chassis and engine manufacturers. Within the past two years a number of boats have had AuraGens installed; mainly for government end-users.

To date, AuraGen® units have been sold to more than 500 customers in more than 10 industries, including recreational, utilities, telecommunications, emergency/rescue, public works, catering, oil and gas, transportation, government and the military. The Company's objective is to be the leading developer and supplier of fully integrated mobile electric power systems.

The Company was founded in 1987 and, until 1992, primarily engaged in supplying defense technology to classified military programs. In 1992, the Company transitioned to being primarily a supplier of consumer and industrial products and services using its developed technology. In 1994, the Company founded NewCom, Inc., which sold and distributed computer communications and sound products such as CD-ROMs and sound cards. In 1997, the Company acquired MYS Corporation of Japan, a manufacturer of speaker systems. NewCom ceased operations in 1999 and the Company experienced severe financial hardship from this and other causes. In fiscal 2000, the Company sold MYS, the Company's business divisions providing sound products, and other assets, restructured substantial indebtedness and concentrated its focus on the AuraGen® product.

The Company continues to hold several patents, in addition to those related to the AurGen®, which it believes provide the basis for economically viable products in addition to the AuraGen®, but sales of the AuraGen® currently provide substantially all the Company's operating revenues.

Early in its AuraGen® program, the Company determined it was most cost-effective to outsource production of components and subassemblies to volume-oriented manufacturers, rather than produce these parts in house. As a result of this decision, and based on then anticipated sales, the Company purchased, prior to fiscal 2001, a substantial inventory of components at volume prices, most of which was then assembled into finished AuraGen® units. Since sales did not meet such expectations, the Company has been selling product from this inventory for several years. These assembled units and components in inventory do not deteriorate with age and require only minor applications of parts and labor to bring them to current specifications. In fiscal 2002 and fiscal 2003, the Company substantially reduced its internal staffing to be more appropriate to the slower-than-anticipated level of sales. The Company has also suspended substantially all research and development activities. The Company continued to downscale its operations in fiscal 2004; however, the impact of the related cost reductions have been offset by the costs of the Company's extremely weak financial condition, including late fees, penalties and transaction costs incident to financial defaults.

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

The Company sells two basic models, a 5 Kw and an 8.5 Kw, with a number of options. The models currently available produce 5,000 watts of continuous power with 7,200 watts peak and 8,000 watts of continuous power with 9,000 watts peak, respectively. AC output is in the form of dual 120/240 volts pure sine wave at a frequency of 60 or 50 Hertz. In addition, both of the above models are available in configurations that divide the maximum power between AC and DC. The DC available power can be either 14 volts or 28 volts. In fiscal 2002, the Company introduced a new model that generates power with the vehicle engine either on or off, using auxiliary batteries in conjunction with the AuraGen®. Aura provides custom engineered brackets for both the 5 Kw and the 8.5 Kw systems that attach to over 90 different engine and chassis models. The Company also provides power-take-off (PTO) and hydraulic driven interfaces for bigger trucks that do not involve direct attachment to the vehicle engine.

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

The two primary options available to users of mobile power today are GenSets and inverters. GenSets are relatively inefficient power generation units which are not incorporated into a vehicle and require external fuel, either gasoline or diesel, in order to generate electricity. GenSets are generally noisy and cumbersome to transport because of their weight and size. GenSet technology has been utilized since the 1930s. Inverters convert the DC electricity stored in automotive or other batteries to AC electricity, which is required by a wide range of mobile applications. Due to their low power output capabilities, inverters are typically used for applications that require less than 2,500 watts of power. Inverters do not generate their own power and so the user must rely on batteries and recharge them by connecting into a grid power source or through GenSets or other means.

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

The AuraGen® does not require scheduled maintenance and is offered with a three year warranty compared to the typical one year warranty available for a GenSet or inverter.

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

Thousands of AuraGen® units are currently being used for multiple applications and in all types of operating environments, providing a good sample set for reliability analysis. The results show very low failure rates, which the Company is reducing via minor hardware and software modifications, better assembly procedures and improved installation training. The U.S. Army has performed its own tests and is continuing to test the AuraGen® under severe conditions. The VIPER (the name for the military version of the AuraGen®), now in use by Special Operations and other combat forces, has been air-drop-certified by the Army and has been successfully deployed in Operation Enduring Freedom and Operation Iraqi Freedom.

The AuraGen® system received UL listing in 2002 and 2003. UL listing is important - if not required - in order to be able to sell the AuraGen® to the RV and marine recreational market. The Company has established a Quality Management System and has achieved ISO 9001:2000 registration.

E. Target Markets

The Company has identified the following target markets:

Military, Homeland Security Administration and Other Federal Agencies

The Company believes the VIPER (the military version of the AuraGen®) is a superior mobile power solution compared with alternatives for numerous military applications. Producing quiet, clean power from vehicles at low engine speed is important to the military as the military increases its reliance on sophisticated electronic systems and strives to enhance its mobility and transportability by shedding weight and space. Special Operations, Airborne, Communications, Corps Support, Marine Corps, Navy and Coast Guard units use the VIPER today. Other Federal agencies, such as the FBI, use the AuraGen. The Company received a contract from the Army during it fiscal 2004 under a Federal fiscal 2004 budget line item to improve system elements, conduct an operational field evaluation with several Army Commands, and test and qualify the VIPER as an approved system kit. In addition, the fiscal 2005 Defense Budget includes $3,000,000 of funding for VIPERs.

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

Marine

The Company has begun to explore the use of the AuraGen® in marine applications. Initial study and field experience indicate that this is a potentially excellent market for the AuraGen®. The AuraGen® has demonstrated remarkable durability in marine environmental conditions. Its significant weight and space savings make it attractive to this industry compared to heavy and noisy Gensets.

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

Early in its AuraGen® program, the Company determined it was most cost-effective to outsource production of components and subassemblies to volume-oriented manufacturers, rather than produce these parts in house. As a result of this decision, and based on then anticipated sales, the Company purchased, prior to fiscal 2001, a substantial inventory of components at volume prices, most of which was then assembled into finished AuraGen® units. Since sales did not meet such expectations, the Company has been selling product from this inventory for several years. It is important to note that these assembled units and components in inventory do not deteriorate with age and that even though there have been improvements and modifications to the AuraGen® product over this period, the units in inventory require only minor applications of parts and labor to bring them to current specifications. From fiscal 2002 through fiscal 2004, the Company substantially reduced its internal staffing to be more appropriate to the slower-than-anticipated level of sales. The Company has also suspended substantially all research and development activities.

To ensure quality and reliability in the field, the Company uses highly qualified suppliers, the majority of which are ISO 9002 compliant, and performs qualification testing on the AuraGen® hardware components, the electronic control unit, all software and on fully installed in-vehicle systems.

The Company has sold a minority interest in its Aura Realty, Inc. subsidiary, which owns the El Segundo facility and leases it to the Company. See the discussion under Item 7. - Liquidity and Capital Resources.

G. Distribution and Product Support

Aura provides a turnkey product and service to support the Company's customers in every area. The Company has performed all of the development, from basic physics to detailed engineering. The Company believes its core capabilities provide a solid foundation to resolve technical issues, develop an ongoing line of new products and continually enhance the Company's products.

The Company's vehicle integration team develops, engineers and supplies all of the brackets, pulleys, idlers, belts, tensioners and other components that comprise a mounting system. The group also specifies all of the requirements of the AuraGen® to allow its use with other mobile drives, such as hydraulic systems and Power Take Off ("PTO") applictions.

H. Certain Risk Factors

Risk Factors Relating to the Company

The Company has a history of losses and the Company may not be profitable in any future period.

In each fiscal year since organization in 1987, the Company has incurred a loss. The Company has an accumulated deficit in retained earnings of approximately $316.9 million from its inception through February 29, 2004. There can be no assurance that the Company will be able to achieve or maintain profitability or positive cash flow.

The Company requires additional capital, and there is no assurance that it will be available.

The Company requires additional debt or equity financing to fund ongoing operations. In May and June 2004, the Company reached nonbinding agreements in principle with a number of parties that, if consummated, resolve the Company's monetary defaults on its headquarters mortgage, settle certain litigation involving the Company and former management of the Company, provide for additional equity at closing, provide for conversion to equity of existing secured debt and provide for changes in the Company's senior management and Board of Directors (together, the "2004 Recapitalization Transactions"). Management believes that following completion of the 2004 Recapitalization Transactions, including receipt of funding, the Company will have a more stable financial condition. Even if the 2004 Recapitalization Transactions are completed as anticipated, the Company will continue to require forbearance of several creditors and may require additional financing in the next twelve months as it seeks to increase its sales. Completion of such agreements would substantially dilute the interests of existing stockholders, reducing by at least one-half their proportional interest in the Company. In the event the agreements are not consummated, it is likely that the Company would need to file for bankruptcy protection.

The Company is seeking to raise additional capital; however, the Company has no firm commitments from third parties other than those involved in the 2004 Recapitalization Transactions to provide additional financing and there can be no assurance that financing will be available at the times or in the amounts required. The issuance of additional shares of equity in connection with such financing could dilute the interests of existing stockholders of the Company, and such dilution could be substantial. The Company must increase its authorized shares in order to be able to sell common equity, and intends to propose to stockholders such action as well as a reverse stock split of its common shares; there can be no assurance that either such action will be approved. If financing cannot be arranged in the amounts and at the times required, the Company will cease operations. See Item 7. - Liquidity and Capital Resources.

The Company is in default of its financial obligations.

Due to the Company's acute liquidity challenges, it has defaulted in payments under many of its financial obligations (see Item 7. - Liquidity and Capital Resources and Note 9 in the Consolidated Financial Statements). These defaults effectively render these obligations payable on demand and the entire principal balance of each obligation has been included in current liabilities in the accompanying Consolidated Financial Statements. The defaults increase the Company's costs as a result of penalties, late fees and transaction costs. Actions by the parties to these obligations to enforce their rights to collect the amounts due could require the Company to cease operations.

The Company may be required to file for bankruptcy.

Until the Company can achieve positive cash flow from operations, it relies on continued infusions of capital to continue operations. In the event such capital is not provided in the amounts or at the times required, the Company would be required to file for bankruptcy.

The Company has granted substantial rights to its primary secured creditor.

The Company has obtained funding necessary to continue operations through the issuance of 10% convertible secured notes, of which $5,775,973 principal amount were outstanding as of February 29, 2004. As amended in April 2004, the notes contain a 15% payment premium and are convertible at the option of the holder at a 15% discount into any debt or equity financing completed by the Company. The notes are secured by substantially all the assets of the Company, including its intellectual property. A substantial majority of the notes are held by two lenders who may be deemed to be under common control. Although the notes do not expressly require such consent, management of the Company believes the terms of such notes may effectively require the Company to obtain the consent of such lenders to any future financing or other significant transaction.

The Company must amend its Articles of Incorporation to increase its shares of authorized common stock.

The Company's authorized capital consists of 500,000,000 shares of common stock and 10,000,000 shares of preferred stock. At July 30, 2004, there were 430,923,150 shares of common stock outstanding and approximately 220,000,000 shares of common stock reserved or committed for future issuances under outstanding options, warrants and rights and upon conversion of Preferred Stock. As of July 30, 2004, 591,110 shares of preferred stock were outstanding all of which were Series A Convertible Redeemable Preferred. The 2004 Recapitalization Transactions also contemplates the issuance of a significant number of shares of Series B Convertible Preferred stock. The Company intends to seek authorization from its shareholders to increase its authorized common stock and/or to implement a reverse stock split sufficient to address all shares currently reserved or committed for future issuances and allow for additional equity investments in the future; however, there can be no assurance that any such proposal will be approved by the Company's shareholders and effected. For a further discussion see Item 7. - Liquidity and Capital Resources.

Any issuance of shares may dilute existing shareholders.

The issuance of shares of common or preferred stock will dilute the interests of existing stockholders and may cause a decline in the net book value of a share of stock. Completion of the pending 2004 Recapitalization Transactions would substantially dilute the interests of existing stockholders, reducing by at least one-half their proportional interest in the Company. The Company cannot predict the price at which it may issue additional shares of common stock. Although the Company will seek to obtain maximum consideration for any issuance of shares, in order to attract necessary new capital, the Company may sell shares of stock at a discount to market prices.

The Company has considered implementing a reverse stock split, which may adversely affect the market for the common stock.

Although a reverse stock split would be intended, in part, to increase the trading price of the Company's common stock, there cannot be any assurance that such price would in fact increase following a reverse stock split. In order for the market value of each shareholder's interest in the Company to remain the same following a reverse split, the price of the stock would need to increase by the mathematical ratio of the split (for example, if a one-for-two reverse split is adopted, the trading price of the stock would need to double in order for the market value of each shareholder's interest to remain constant). Although a reverse split would be intended to increase shareholder values over time, companies effecting reverse splits generally experience a short-term decline in shareholder values, as the stock price does not immediately increase proportionately to the ratio of the split.

Aura's revenues have declined significantly in recent years.

The Company has experienced a significant decline in operating revenues since fiscal 1998. A significant subsidiary (NewCom) ceased operations in fiscal 1999 and the Company has sold operating divisions and subsidiaries not related to the AuraGen® to raise cash. The Company's net revenues peaked at approximately $104 million in the fiscal year ended February 28, 1998. Revenues related to the Company's current product, the AuraGen®, have fluctuated over the last four years (see Item 7. - Overview). Revenues for each fiscal year since fiscal 1999 were as follows:

Fiscal Year	Operating Revenue (in millions)
1999	$53.7
2000	5.8
2001	2.5
2002	3.1
2003	1.1
2004	1.9

The Securities and Exchange Commission Has Brought an Action Against the Company

In June 2002, the Securities and Exchange Commission ("SEC") brought a civil action against the Company, NewCom (a former subsidiary of Aura), and certain former members of the Company's management team, including Zvi (Harry) Kurtzman and Steven Veen, for violations of the antifraud and books and records provisions of the securities laws. The complaint relates to the financial statements for various transactions during fiscal years 1996 through 1999. A related action was brought against Gerald Papazian. Without admitting or denying the allegations in the complaint, the Company as well as the former officers filed consents agreeing to settle the case. The Company consented to a permanent injunction against violations of the securities laws, with no penalty imposed based on the Company's financial condition. See Item 3. - Securities and Exchange Commission.

The Company has substantially reduced its management staffing.

As a result of the Company's historical losses, the SEC investigation that culminated in the resignation of the Company's prior senior management under Zvi (Harry) Kurtzman and other factors, the Company is in a weak financial condition. This has resulted in a substantial downsizing of the Company's senior management.

The Company's current Chief Operating Officer has been employed by the Company for over nine years. The Company's current Chief Executive Officer commutes and telecommutes to the Company's headquarters. The Company's Interim Chief Financial Officer recently resigned, prior to which he also telecommuted and served on a part-time basis. Both such officers are paid at substantially lower rates than the rates at which their predecessors were paid. The Company believes these arrangements are reasonable under the circumstances and more advantageous to the Company than other available alternatives.

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

Aura's business is dependent upon sales generated from the AuraGen® family of products and increasing acceptance of the product. The AuraGen® uses new technology and has only been available in the marketplace for a few years. The Company's financial condition has limited its ability to promote the AuraGen® and make potential customers aware of its existence. Because the Company's product is radically different from traditionally available mobile power solutions, users may require lengthy evaluation periods in order to gain confidence in the product. Original equipment manufacturers ("OEMs") and large fleet users also typically require considerable time to make changes to their planning and production. Distributors used by the Company may not focus adequate resources on selling the Company's products or may otherwise be unsuccessful.

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

The Company relies on a number of patents and patent applications to protect the AuraGen® products from unauthorized competitors. The Company cannot provide assurance that the patents pending relating to the AuraGen® system or future patent applications will be issued or that any issued patents will not be invalidated, circumvented or challenged. A portion of the Company's proprietary technology depends upon unpatented trade secrets and know-how.

The Company may not be able to effectively manage its turnaround and growth.

The Company restructured its operation during fiscal 2003 and 2004 in order to conserve cash. The Company's workforce has declined steadily from 101 employees as of February 28, 2002 to 60 at February 28, 2003 to 49 at February 29, 2004. The Company will need to hire employees and rebuild its sales and production infrastructure in order to service any significant growth in demand for its products, which growth is critical to the Company's success. There can be no assurance that, with the Company's reduced staffing, it will be able to effectively respond to significant increases in product sales.

The Company has depended on the expertise of key employees.

Because the Company's product depends on patented and proprietary technology and must be periodically modified to adapt the product to changes in engine design and manufacture, the Company depends on a limited number of key employees with experience in electromagnetic theory and design. In order to conserve cash, the Company has furloughed or terminated a number of its employees in fiscal 2003 and fiscal 2004.

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

The Company entered into a license and manufacturing agreement with Daewoo Electronics Co., Ltd. ("Daewoo") to manufacture televisions and other devices based on AMA(TM) technology. Daewoo invested substantial funds to commercialize the technology; however, Daewoo has since ceased operations due to bankruptcy.

J. Research and Development

During the fiscal year ended February 29, 2004, the Company's expenditures for research and development ("R&D") activities were negligible. During the fiscal years ended February 28, 2003 and 2002, the Company spent approximately $0.4 million and $0.8 million, respectively, on R&D activities. The Company believes that ongoing R&D are important to the success of the Company's product in order to utilize the most recent technology, to develop additional products and additional uses for existing products, and to stay current with changes in vehicle manufacture and design and to maintain an ongoing advantage over potential competition. The Company's financial condition does not currently allow significant expenditures on R&D as all costs are being minimized while the Company seeks to maintain solvency and attain profitability.

K. Patents and Intellectual Property

The U.S. Patent Office has awarded the Company 29 patents applicable to automotive and industrial applications. Of the above patents, two are focused directly on the AuraGen®, nine are for basic magnetic actuation, two are for control systems associated with controlling the magnetic fields in different configurations and sixteen are focused on the EVA(TM) application. In addition, the Company has two patent applications pending related to its AuraGen® technology. The first of Aura's domestic patents does not expire until 2015. The Company intends to defend its patents vigorously.

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

L. Employees

As of February 28, 2004, the Company employed 49 persons. The Company has reduced its workforce significantly in the past two years to conserve cash. The Company is not a party to any collective bargaining agreements.

M. Significant Customers

The Company sold its AuraGen® product to three significant customer during fiscal 2004 for a total of approximately $1.1 million or 58% of net revenues.

ITEM 2. PROPERTIES

The Company's subsidiary, Aura Realty, Inc., owns the 47,000 square foot headquarters facility and adjacent 27,690 square foot manufacturing facility in El Segundo, California that the Company uses for its AuraGen® product. These properties are encumbered by a deed of trust securing a note in the original principal amount of $5.4 million.

During fiscal 2003, the Company sold a minority interest in Aura Realty, Inc. During fiscal 2004, the Company defaulted in its payments under the note secured by its headquarters and manufacturing facilities. Such default continued past year-end and the lender had taken actions regarding a possible foreclosure sale. In June 2004, the Company paid all arrearages, cured this default and is now current on its obligations under the note. See the discussion under Item 7. - Liquidity and Capital Resources.

ITEM 3. LEGAL PROCEEDINGS

Due to the Company's acute liquidity challenges, it has defaulted in payments under many of its financial obligations (see Item 7. - Liquidity and Capital Resources and Note [x] in the Consolidated Financial Statements). These defaults effectively render these obligations payable on demand and the entire principal balance of each obligation has been included in current liabilities in the accompanying Consolidated Financial Statements. The Company is engaged in numerous legal actions by creditors seeking payment of sums owed. Actions by the parties to these obligations to enforce their rights to collect the amounts due could require the Company to cease operations.

Securities and Exchange Commission

In June 2002, the Securities and Exchange Commission ("SEC") brought a civil action against the Company, NewCom (a former subsidiary of Aura), and certain former members of the Company's management team, including Zvi (Harry) Kurtzman (the Company's former Chief Executive Officer) and Steven Veen (the Company's former Chief Financial Officer), for violations of the antifraud and books and records provisions of the securities laws. The complaint relates to the financial statements for various transactions during fiscal years 1996 through 1999. The Company originally disclosed the investigation by press release in January 1999. The SEC brought a related action against Gerald Papazian (the Company's former President). Without admitting or denying the allegations in the complaint, the Company as well as the former officers filed consents agreeing to settle the case. The Company consented to a permanent injunction against violations of specified sections of the securities laws, with no penalty imposed based on the Company's financial condition. Mr. Kurtzman consented to a permanent injunction against violations of specified sections of the securities laws, a $75,000 civil penalty and a permanent bar from serving as an officer or director of a publicly-traded company. Mr. Veen consented to a permanent injunction against violations of specified sections of the securities laws, a $50,000 civil penalty and a five-year suspension from appearing or practicing before the SEC. Mr. Papazian consented to a permanent injunction against violations of specified sections of the securities laws and a $25,000 civil penalty.

In September 2002, a federal grand jury indicted three officers of NewCom, including Mr. Veen, on various conspiracy and fraud charges related to NewCom's financial statements.This matter was brought to trial in 2003 and Mr. Veen was acquitted of all charges.

Barovich/Chiau et. al. v. Aura Systems, Inc. et. al. (Case No. CV -95-3295).

As previously reported in its fiscal 2000 report on Form 10K, the Company settled shareholder litigation in the referenced matter in January 1999. On November 20, 1999, the parties entered into an Amended Stipulation of

Settlement, providing that the Company make payment of $2,260,000 (plus interest) in thirty-six equal monthly installments of $70,350. On October 22, 2002, after the Company had failed to make certain monthly payments, Plaintiffs applied for and obtained a judgment against the Company for $935,350, representing the balance due with respect to the original principal amount of $2,260,000. The Company has subsequently made only two monthly payments of $70,350 each, reducing the amount owed to $794,650 (plus interest). In early fiscal 2004, the Plaintiffs took further legal actions to enforce the October 2002 judgment, culminating in a lien on one of the Company's smaller bank accounts. The Company has made appropriate provisions in its financial statements to fully reflect this liability.

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

Waltco Engineering Co. v. Aura Systems, Inc. et. al. (YC045396).

On December 11, 2002, Plaintiff, Waltco Engineering Co. ("Waltco"), filed a suit in California Superior Court for Breach of Written Agreement against the Company and related common counts. Waltco asserted that the Company breached the terms of a payment plan. Waltco claimed damages of $283,296.41 and received a summary judgment for that amount plus costs. During fiscal 2004, the Company negotiated an agreement with Waltco under which the Company would make two payments of $125,000 each in full settlement of this judgment. The Company was not able to fund the second of these payments and negotiated an amendment to the agreement calling for monthly payments until the remaining $125,000 has been paid in full. As of July 30, 2004, the Company was current on those payments. The Company has made appropriate provisions in its financial statements to fully reflect its estimated liability in this case.

Former Management Suits

During fiscal 2004, a group of former officers of the Company (the "Former Officers"), who resigned on February 28, 2002 following the commencement of an SEC investigation into the Company's accounting practices (as described above), filed a number of lawsuits against the Company. A description of each suit is set forth below.

These Former Officers are expected to participate in the 2004 Recapitalization Transactions and settlement of these suits is contemplated within these transactions (see Item 7 - Liquidity and Capital Resources). There can be no assurance that the 2004 Recapitalization Transactions will be completed and that these suits with thereby be resolved.

Arthur Schwartz v. Aura Systems, Inc.

On July 23, 2003, the Former Officers filed a lawsuit against the Company seeking payment of amounts owed under a consulting arrangement. The Company had renegotiated the amounts payable under the consulting arrangement, but defaulted on such payments. The suit seeks full payment based on their original employment agreements, which had been revised and replaced prior to their resignations. The accruals reflected on the Company's financial statements were based on the revised agreements and, should these former officers be awarded the full amount sought in this suit, the Company would be required to record additional expense of approximately $1,100,000.

Zvi Kurtzman, et al v. Aura Systems, Inc.

On February 8, 2004, the Former Officers, along with other plaintiffs, filed a lawsuit alleging, among other things, breach of contract and fraud. At issue were shares of the Company's common stock that were to be issued to the Former Officers and the other plaintiffs as a penalty for the Company's failure to register certain shares of common stock purchased in calendar 2002 (the "Penalty Shares"). The Company has reflected the obligation to issue the Penalty Shares on its balance sheet at February 29, 2004.

Zvi Kurtzman v. Aura Systems, Inc.

On May 22, 2003, Kurtzman, a member of Former Management, filed a "Petition for Writ of Mandamus" requesting access to the Company's books and records as a shareholder of the Company (the "Petition"). The Petition was dismissed on May 20, 2004;

Foreclosure Proceeding

On or about September 25, 2003, the Company was notified that the holder of the deed of trust on the Company's headquarters facility had begun foreclosure proceedings for nonpayment of the mortgage.  The notice states that the mortgagor may sell the property if the Company does not pay all past due payments plus permitted costs, which the notice states totaled $479,828.31 as of September 8, 2003.  Penalty interest and late charges accrue at the rate of approximately $42,000 per month.  Due to the defaults on the mortgage, the entire mortgage has been classified as a current payable on the Company's financial statements.   The loss of the Company's headquarters facility, without relocation of the Company, would cause the Company to cease operations.

The Company had been addressing this situation through making monthly payments equal to the required monthly payment under the mortgage plus an additional amount to reduce the arrearages. The Company had engaged in discussions with the mortgagor and indicated its intention to cure the unpaid amounts. On January 22, 2004, the Company received notice that a foreclosure sale of the property had been scheduled. Through negotiation and additional payments against the default amounts owed, this sale was postponed several times. On June 18, 2004, the Company made sufficient payments to cure the defaults and the pending foreclosure has been withdrawn.

The defaults under the mortgage also resulted in defaults in the Agreement for Sale and Leaseback (the "Sale/Leaseback Agreement") under which the Company sold a minority interest in and intended to sell the entirety of its Aura Realty subsidiary, which owns the buildings subject to this mortgage (see Item 7 -Liquidity and Capital Resources). In its efforts to address the defaults under the mortgage and the Sale/Leaseback Agreement, the Company undertook efforts to sell these buildings and, if necessary, move its headquarters and processing facilities to a new location. In May 2004, the Company entered into an agreement under which it would sell the buildings subject to this mortgage, use the proceeds to substantially buy out the holders of the minority interest in Aura Realty (the "Realty Minority Shareholders") arising from the Sale/Leaseback Agreement and terminate its obligations thereunder and leaseback one of the buildings and a portion of the other (see discussion of 2004 Recapitalization Transactions in Item 7 - Liquidity and Capital Resources). In June 2004, the Realty Minority Shareholders sent notice to the Company that it had defaulted on the May 2004 agreement as it pertained to the Realty Minority Shareholders and terminated the agreement. The Company has continued negotiations with the Realty Minority Shareholders since that date but has not yet been successful in getting them to recommit to the terms of the May 2004 agreement or any other settlement. Such an agreement with the Realty Minority Shareholders is a condition precedent to the buyer's obligation to complete the purchase of the buildings. There can be no assurance that the Company will be able to obtain an agreement with the Realty Minority Shareholders or complete the 2004 Recapitalizaton Transactions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders in the fourth quarter of fiscal 2004.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

From May 21, 1991, to July 21, 1999, Aura's common stock was listed on the NASDAQ National Stock Market. The shares were delisted from the NASDAQ National Market as a result of the Company's failure to meet the minimum $1.00 bid price and other requirements. On February 1, 2001, the Company's shares were listed on the OTC Bulletin Board under the symbol "AURA". From June through August 2003, as a result of its inability to timely file its Form 10-K for fiscal 2003, the Company's trading symbol on the OTC Bulletin Board was changed to "AURAE", and the common stock continued to be listed. There can be no assurance that the common stock will continue to trade on the OTC Bulletin Board.

Sets forth below are high and low sales prices for the common stock of Aura for each quarterly period in the two most recent fiscal years. Such quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not necessarily represent actual transactions in the common stock. The

Company had approximately 9,500 stockholders of record as of July 30, 2004.

Period	High	Low
------	-----	-----
Fiscal 2003
First Quarter ended May 31, 2002	$0.399	$0.195
Second Quarter ended August 31, 2002	$0.180	$0.072
Third Quarter ended November 30, 2002	$0.130	$0.071
Fourth Quarter ended February 28, 2003	$0.135	$0.059

Fiscal 2004
First Quarter ended May 31, 2003	$0.104	$0.057
Second Quarter ended August 31, 2003	$0.070	$0.032
Third Quarter ended November 30, 2003	$0.130	$0.055
Fourth Quarter ended February 28, 2004	$0.109	$0.052

On July 30, 2004, the reported closing sales price for the Company's common stock was $0.037.

Dividend Policy

The Company has not paid any dividends on its common stock and currently intends to retain any future earnings for use in its business. The Company does not anticipate paying any dividends on its common stock in the foreseeable future. During fiscal 2004, the Company issued shares of Series A Convertible Redeemable Preferred Stock (the "Series A Preferred") (see Item 7 - Liquidity and Capital Resources). Series A Preferred earns cumulative dividends at a rate of 5% per annum based on its stated $10.00 per share liquidation value. Dividends on Series A Preferred would need to be paid before dividends could be paid on common stock.

Changes in Securities and Use of Proceeds

During the fourth quarter of fiscal 2004, the Company issued approximately $1.8 million principal of Intercreditor Secured Debt in exchange for cash in a like amount to four entities, three of whom each beneficially own more than 5% of the Company's outstanding stock. See Item 7. - Liquidity and Capital Resources. Such issuances were exempt from registration pursuant to section 4(2) of the Securities Act of 1933 as private placements to a limited number of accredited investors.

ITEM 6. SELECTED FINANCIAL DATA

The following Selected Financial Data has been taken or derived from the audited consolidated financial statements of the Company and should be read in conjunction with and is qualified in its entirety by the full-consolidated financial statements, related notes and other information included elsewhere herein.

AURA SYSTEMS, INC. AND SUBSIDIARIES

	February 29, 2004	February 28, 2003	February 28, 2002	February 28, 2001	February 29, 2000

Net revenues	$ 1,864,325	$ 1,103,770	$ 3,116,295	$ 2,512,508	$ 5,788,221
Cost of goods sold	$ 934,769	$ 571,099	$ 1,480,736	$ 1,216,637	$ 1,957,854
Inventory write down	$ 550,968	$ -	$ 1,510,871	$ -	$ -
Gross profit (loss)	$ 378,588	$ 532,671	$ 124,688	$ 1,295,871	$ 3,830,367

Expenses:
Engineering, research & development	$ 2,135,061	$ 3,956,886	$ 9,224,376	$ 8,762,793	$ 11,614,892
Selling, general and administrative	$ 7,191,925	$ 7,374,961	$ 10,006,844	$12,695,833	$ 10,725,397
Class action litigation & other legal settlements	$ -	$ 233,259	$ (2,750,000)	$ 1,512,769	$ 427,091
Adjustment to accounts payable	$ -	$ -	$ (651,685)	$(1,046,324)	$ 2,350,671
Impairment losses on long-lived assets	$ 2,000,398	$ 2,300,000	$ 7,661,559	$ -	$ -
Severance expense	$ -	$ 241,243	$ 1,080,525	$ -	$ -

Total expenses	$ 11,327,384	$ 14,106,349	$ 24,571,619	$ 21,925,071	$ 25,118,051

Loss from operations	$(10,948,796)	$ (13,573,678)	$(24,446,931)	$(20,629,200)	$(21,287,684)

Other (income) and expense:
Impairment of investments	$ 500,000	$ 818,019	$ 1,433,835	$ 240,000	$ -
Loss on sale of minority interest in Aura Realty	$ 231,000	$ 626,676	$ -	$ -	$ -
(Gain) loss on sale of investments	$ (201,061)	$ -	$ -	$ -	$ -
Interest expense	$ 2,409,732	$ 2,656,592	$ 2,495,551	$ 2,263,916	$ 4,476,690
Other	$ 129,337	$ (362,096)	$ (535,179)	$ (446,399)	$ (1,454,641)
Provision (benefit) for taxes	$ -	$ -	$ (1,549,882)	$ (2,203,145)	$ (1,361,003)
Minority interest	$ (365,514)	$ 14,018	$ -	$ -	$ -

Loss from continuing operations	$(13,652,290)	$(17,326,687)	$(26,826,435)	$(20,929,971)	$(24,403,371)

Discontinued operations:
Loss from discontinued operations, net of income taxes	$ -	$ -	$ -	$ -	(4,131,501)
Extraordinary Item
Gain on extinguishment of debt obligations, net of income taxes	$ 67,415	$ 1,186,014	$ 1,889,540	$ -	$ 19,068,916

Net loss	$(13,584,875)	$(16,140,873)	$(24,936,895)	$(20,929,971)	$ (9,465,956)

Net loss per common share	$ (0.03)	$ (0.04)	$ (0.08)	$ (0.08)	$ (0.08)

Loss from continuing operations per common share	$ (0.03)	$ (0.05)	$ (0.08)	$ (0.08)	$ (0.20)

Loss from discontinued operations per common share	$ -	$ -	$ -	$ -	$ (0.03)

Extraordinary income per common share	$ -	$ 0.01	$ -	$ -	$ 0.15

Weighted average number of common shares	430,923,150	415,863,637	327,587,590	261,568,346	124,294,051

Working capital	$(14,011,245)	$(15,626,271)	$ (2,512,553)	$ (5,105,345)	$ 826,213
Total assets	$ 17,760,733	$ 23,767,866	$ 28,761,990	$ 45,278,043	$ 56,122,538
Total debt	$ 15,545,829	$ 13,345,378	$ 10,895,466	$ 38,485,108	$ 48,756,226
Net stockholders' equity (deficit)	$ (3,614,425)	$ 4,712,176	$ 12,652,733	$ 2,045,035	$ 1,516,008

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-K report may contain forward-looking statements which involve risks and uncertainties. Such forward-looking statements include, but are not limited to, statements regarding future events and the Company's plans and expectations. The Company's actual results may differ significantly from the results discussed in forward-looking statements as a result of certain factors, including those discussed in the Company's Form 10-K for the period ended February 29, 2004 and this report. The Company expressly disclaims any obligations or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations or any events, conditions or circumstances on which any such statement is based. This report includes product names, trade names and marks of companies other than the Company. All such company or product names are trademarks, registered trademarks, trade names or marks of their respective owners and are not the property of the Company.

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

The Company was set up for exponential growth in sales of the AuraGen, which did not occur. In fiscal 2002 and fiscal 2003, the Company has substantially reduced its internal staffing to be more appropriate to the slower-than-anticipated level of sales. The Company has also suspended substantially all research and development activities. The Company continued to downscale its operations in fiscal 2004; however cost reductions have been offset by the costs of the Company's weak financial condition, including late fees, penalties and transaction costs incident to financial defaults.

Since before fiscal 2002, the Company has been in an extremely weak financial condition. The Company has depended on repeated infusions of cash in order to maintain liquidity, as it has sought to develop sales. Although end users, including military users, have been satisfied with the Company's product, it has proved more difficult than the Company originally anticipated to obtain broad market acceptance of its new technology. For more than the last fiscal year, the Company has devoted substantial efforts to managing its financial defaults, which condition has impeded its ability to grow sales. The Company has also sought longer term funding that would allow it to capitalize on the increasing acceptance of and appreciation for its product.

In June 2004, the Company reached nonbinding agreements in principle with a number of parties that, when and if consummated, resolve certain litigation involving the Company and former management of the Company, resolve the Company's defaults on its pending sale and leaseback of its headquarters facilities, set forth a schedule for the Company to obtain longer term funding, and provide for changes in the Company's senior management and Board of Directors. These agreements are referred to below as the "2004 Recapitalization Transactions" and are described further below, under "Liquidity - The 2004 Recapitalization Transactions". Completion of the 2004 Recapitalization Transactions, including receipt of funding, will provide the Company a more stable financial condition. The Company, however, will continue to require forbearance of several creditors as it seeks to grow sales, and may require further financing to remain solvent. Completion of such agreements would substantially dilute the interests of existing stockholders, reducing by at least one-half their proportional interest in the Company. In the event the agreements are not consummated, it is likely that the Company would need to file for bankruptcy protection.

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

The Company's financial statements have been prepared on the assumption the Company continues as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, as a result of the Company's losses from operations and its default on certain of its obligations (see Note 2 to the Consolidated Financial Statements), there is substantial doubt about its ability to continue as a going concern. The 2004 Recapitalization Transactions are intended to provide the Company a firm financial base, however, there can be no assurance that they will be consummated and it is likely that the Company will need additional funding beyond the preliminary commitments the Company has received. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

The Company's current level of sales reflects the Company's efforts to introduce a new product into the marketplace. Many purchases of the product are being made for evaluation purposes. The Company seeks to achieve profitable operations by obtaining market acceptance of the AuraGen® as a competitive - if not superior - product providing mobile power, thereby causing sales to increase dramatically to levels which support a profitable operation. There can be no assurance that this success will be achieved.

As of June 30, 2004, the Company had outstanding warrants, options and convertible securities to purchase approximately 198 million shares of common stock. The Company also had commitments to issue approximately 22 million shares of common Stock without further consideration. The aggregate number of outstanding options, warrants, and common share equivalents was in excess of the authorized, but unissued number of shares of the Company's common stock. Management intends to seek shareholder approval of an increase in the Company's authorized shares sufficient to satisfy all existing commitments, the shares contemplated in the 2004 Recapitalization Transactions and create available shares for potential future investments. However, there can be no assurance that such approval will be obtained.

The Company proposes to issue shares of a new series of preferred stock (the "Series B Preferred Stock") in the 2004 Recapitalization Transactions. Assuming the minimum subscriptions ($5.0 million) are received and the conversion of $6.75 million of Intercreditor Secured Debt (see "Liquidity - The 2004 Recapitalization Transactions"), the Company proposes to issue shares of Series B Preferred Stock convertible into not less than 587 million shares of Common Stock at a price per common share of $0.02. In the event the maximum subscriptions ($15.0 million) are received and the conversion of $6.75 million of Intercreditor Indebtedness, the Company proposes to issue shares of Series B Preferred Stock convertible into not less than 1,087 million shares of Common Stock at a price per common share of $0.02. Such conversion requires an increase in the Company's authorized shares of Common Stock. The investors and holders of the Intercreditor Secured Debt would also be entitled to receive warrants to purchase a number of additional shares of Common Stock at a price of $0.02 per share. The number of warrants to be issued is 25% of the number of shares obtainable upon conversion of the Series B Preferred Stock. In order to provide sufficient shares of Common Stock for preexisting commitments and to accommodate the maximum size of the proposed offering, the Company will need to increase its authorized shares of Common Stock from 500 million to not less than 2 billion and, upon completion of the 2004 Recapitalization Transactions, existing shareholders will receive a proportionate dilution in their ownership position in the Company.

Results of Operations

The Company's fiscal 2004 net loss was $13.6 million, and $7.0 million of that loss related to non-cash charges for depreciation, amortization, asset impairments and beneficial conversion of certain debt instruments. In fiscal 2003, the net loss was $16.1 million and the similar non-cash charges were $5.6 million. In fiscal 2002, the net loss was $24.9 million and similar non-cash charges were $15.0 million. Net operating revenues and gross profit were $1.9 million and $0.4 million, respectively, in fiscal 2004, $1.1 million and $0.5 million, respectively, in fiscal 2003 and $3.1 million and $0.1 million, respectively, in fiscal 2002.

Revenues

Net revenues in fiscal 2004 increased 69% to $1.9 million due primarily to expanding direct sales to U.S. military and governmental entities. The Company has not engaged in any significant pricing reductions to generate sales volumes at these increased levels.

Net revenues in fiscal 2004 included $0.11 million ($0.06 million in fiscal 2003) of revenues derived from services related to the AuraGen® product. These services were generally training, installation and non-warranty repairs provided to AuraGen® customers. The Company does not consider these services to be a significant source of revenues.

Net revenues in fiscal 2003 declined 65% to $1.1 million from $3.1 million in fiscal 2002 due to weakness in sales caused by the general slowdown in the overall economy, the general economic effect of the war in Iraq and the impact of the Company's weakened financial condition on its ability to market effectively and on its ability to obtain commitments from potential long-term customers.

Cost of Goods

Cost of goods increased to $0.9 million in fiscal 2004 from $0.6 million in fiscal 2003. This increase is generally proportional to the increase in net revenues. The 50% gross margin in fiscal 2004, excluding the impact of the $0.6 million inventory write down recorded in fiscal 2004, is slightly improved from 48% in fiscal 2003 largely due to higher margins realized on the product version sold to military and government entities.

Cost of goods decreased to $0.6 million in fiscal 2003 from $1.5 million in fiscal 2002; generally proportional to the decline in net revenues. Gross margin of 48% in fiscal 2003 was lower than the 52% gross margin in fiscal 2002, excluding the impact of the $1.5 million inventory write down recorded in fiscal 2002, largely due to somewhat higher costs incurred in manufacturing smaller quantities of units.

Engineering, Research and Development

Engineering, research and development expense for fiscal 2004 of $2.1 million represents a 46% decrease from $3.5 million in fiscal 2003. The full year impact of cost control efforts taken during fiscal 2003 and continued in fiscal 2004, most significantly a reduction in engineering headcount, produced the majority of the expense reductions in fiscal 2004. Labor and labor related costs included in engineering expense amounted to $1.8 million in fiscal 2004, compared to $2.7 million in fiscal 2003.

Research and development activities were negligible in fiscal 2004 ($0.4 million and $0.8 million in fiscal 2003 and fiscal 2002, respectively) as the Company significantly reduced its research activities due to its financial condition. The Company expects research and development activites to continue at this reduced level until it has the financial resources available to fund such activities.

Engineering, research and development expense of $4.0 million in fiscal 2003 represents a decrease of $5.2 million (57%) from $9.2 million in fiscal 2002. Approximately $4.6 million of this decrease was due to the elimination of depreciation expense resulting from the Company's fourth quarter fiscal 2002 write off of tooling fixed assets that were impaired under SFAS No. 144.

Selling, General and Administrative

Selling, general and administrative ("SG&A") expenses declined 3% from fiscal 2003 to $7.2 million in fiscal 2004, from $7.4 million in fiscal 2003. The full year impact of cost control efforts taken during fiscal 2003 and continued in fiscal 2004, primarily staffing reductions, were substantially offset by a $2.1 million write off of a long-term note receivable that stopped performing during fiscal 2004 (see Note 6 in the Consolidated Financial Statements). Labor and labor related costs included in SG&A expense amounted to $2.3 million in fiscal 2004, compared to $4.2 million in fiscal 2003. A significant portion of this decrease is attributable to the termination of six senior management persons at February 28, 2002. Several of these positions were left vacant or eliminated in fiscal 2003, resulting in lower labor costs for the period.

SG&A expenses were $7.4 million in fiscal 2003, a decrease of $2.6 million (26%) compared to $10.0 million in fiscal 2002. The decrease from fiscal 2002 to fiscal 2003 was primarily due to reductions in labor and litigation costs; a significant portion of which is attributable to the termination of six senior management persons at February 28, 2002.

Legal Settlements

There were no legal settlements with material expense impact during fiscal 2004. Legal settlements resulted in expense of $0.2 million in fiscal 2003 and a gain of $2.8 million in fiscal 2002. The 2003 expense was related to the final settlement in the Frankston matter. The 2002 gain resulted from settlements with Excalibur of $2.0 million and Deutsche Financial of $1.2 million. These settlement gains were partially offset by a litigation loss of $400,000 resulting from a NewCom consumer class action suit.

Asset Impairment

During fiscal 2004, the Company reevaluated its intentions with regard to its patents and trademarks related to products not related to its core business. This evaluation resulted in the conclusion that certain of these patents and trademarks would not generate revenues or cash flows during their remaining lives and, accordingly, the value of these assets was written off. The Company recorded a $2.0 million asset impairment charge as a result of this write off. During fiscal 2003, the Company undertook efforts to sell the Company's headquarters (discussed below). The Company determined that the value of these buildings had declined and recorded a $2.3 million asset impairment charge to reflect a realizable value for assets held for sale less than net book value. In fiscal 2002, the Company incurred $7.7 million of asset impairment charges including a charge for obsolescence of engineered tooling amounting to $4.6 million and for unrealizable advertising trade credits of $3.1 million. These charges were included in loss from operations under FASB 144.

Severance Expense

The Company did not incur any severance expense during fiscal 2004. Severance expense of $0.2 million in fiscal 2003 is principally due to the termination of the employment of Mr. Joshua Hauser. In fiscal 2002, severance expense totaled $1.1 million which was attributable to the termination of six members of the Company's senior management, including Zvi Kurtzman and Steven Veen.

Non-Operating Income and Expenses

The Company incurred $0.5 million, $0.8 million and $1.4 million of asset impairment charges in fiscal 2004, fiscal 2003 and fiscal 2002, respectively, primarily due to a decline in the value of non-core long-term investments.

During fiscal 2003, the Company completed a sale of a minority interest in its Aura Realty, Inc. subsidiary (see Note 4 in the Consolidated Financial Statements). The Company realized a $0.6 million loss on this sale. During fiscal 2004, the Company issued additional warrants to the purchasers of this minority interest due to its failure to register certain shares for resale and recorded an additional loss of $0.2 million (see Item 7 - Liquidity and Capital Resources and Note 4 to the Consolidated Financial Statements).

Interest expense decreased to $2.4 million in fiscal 2004 from $2.7 million in fiscal 2003. Interest expense in each of these periods included non-cash charges attributable to a beneficial conversion feature of convertible notes; these non-cash charges amounted to $1.3 million and $1.5 million in fiscal 2004 and fiscal 2003, respectively. Interest expense increased slightly from $2.7 million in fiscal 2003 to $2.5 million in fiscal 2002.

Other income/expense, net was an expense of $0.1 million in fiscal 2004 compared to income of $0.4 million in fiscal 2003 and income of $0.5 million in fiscal 2002.

The Company realized extraordinary gains of approximately $0.1 million in fiscal 2004, $1.2 million in fiscal 2003 and $1.9 million in fiscal 2002 from the forgiveness of debt by certain of the Company's creditors.

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

Liquidity and Capital Resources

The Company continues to experience acute liquidity challenges. At February 29, 2004, the Company had cash of $0.1 million as compared to a cash level of $0.2 million at February 28, 2003, and a working capital deficit of approximately $14.0 million as compared to a deficit of approximately $11.6 million at the end of the prior fiscal year. These conditions combined with the Company's historical operating losses raise substantial doubt as to the Company ability to continue as a going concern. As of July 30, 2004, the Company had cash of less than $0.1 million.

The cash flow generated from the Company's operations to date has not been sufficient to fund its working capital needs, and the Company cannot predict when operating cash flow will be sufficient to fund its working capital needs. In the past, in order to maintain liquidity the Company has relied upon external sources of financing, principally equity financing and private and bank indebtedness. The Company has no bank line of credit.

The Company requires additional debt or equity financing to fund ongoing operations. In June 2004, the Company reached nonbinding agreements in principle with a number of parties that, when and if consummated, resolve certain litigation involving the Company and former management of the Company, resolve the Company's defaults on its pending sale and leaseback of its headquarters facilities, set forth a schedule for the Company to obtain longer term funding, and provide for changes in the Company's senior management and Board of Directors (together, the "2004 Recapitalization Transactions"). Completion of the 2004 Recapitalization Transactions, including receipt of funding, will provide the Company a more stable financial condition. The Company, however, will continue to require forbearance of several creditors as it seeks to grow sales, and may require further financing to remain solvent. Completion of such agreements would substantially dilute the interests of existing stockholders, reducing by at least one-half their proportional interest in the Company. In the event the agreements are not consummated, it is likely that the Company would need to file for bankruptcy protection.

The Company is seeking to raise additional capital; however, the Company has no firm commitments from third parties other than those involved in the 2004 Recapitalization Transactions to provide additional financing and there can be no assurance that financing will be available at the times or in the amounts required. The issuance of additional shares of equity in connection with such financing could dilute the interests of existing stockholders of the Company, and such dilution could be substantial. The Company must increase its authorized shares in order to be able to sell common equity, and intends to propose to stockholders such action as well as a reverse stock split of its common shares; there can be no assurance that either such action will be approved. If financing cannot be arranged in the amounts and at the times required, the Company will cease operations.

At February 29, 2004, the Company had accounts receivable, net of allowance for doubtful accounts, of $0.7 million; $0.4 million at February 28, 2003. The Company's collections tend to average 60 - 90 days from invoice due to the nature of its significant customers. At February 29, 2004, an unusually large amount of receivables had aged past 90 days ($0.3 million); all of these accounts have been collected as of July 30, 2004. As of July 30, 2004, the Company had net accounts receivable of $0.4 million.

Spending for property and equipment amounted to less than $0.1 million in each of fiscal 2004 and fiscal 2003. The Company has no material capital project that would require funding. The Company's current plant and equipment is sufficient to support its current level of sales.

Debt repayments of $0.3 million were made in fiscal 2004 as compared to debt repayment of $1.0 million in fiscal 2003.

The Company leased warehouse space located in Rancho Dominguez, California until August 2003. Minimum monthly rent under the lease was approximately $3,900. Rent expense was less than $0.1 million for each of fiscal 2004, fiscal 2003 and fiscal 2002. The status of the Company's lease of its headquarters and manufacturing facility is discussed below.

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

During fiscal 2003, the Company agreed to sell its Aura Realty, Inc. subsidiary ("Aura Realty") to a group of individuals, including five members of the Company's former management including Zvi Kurtzman and Steve Veen, (the "Purchasers") and to lease back the Company's headquarters facility, which is owned by Aura Realty. The purchase price of $7,350,000 was to be paid by assumption or refinancing of the current mortgage on the property (which had a principal balance of approximately $5.1 million). Net of this mortgage, $0.6 million of security deposits and prepayments paid to the Purchasers to secure the Company's performance, $0.1 million of past due amounts owed to certain of the Purchasers and $0.1 million of fees to Purchasers, the Company received approximately $1.5 million, of which $0.9 million was advanced to the Company by the Purchasers prior to closing and $0.6 million was transferred to the Company at the initial closing on December 1, 2002. Also on December 1, 2002, the Company transferred 49.9% of the common stock of Aura Realty to the Purchasers, issued to Purchasers a $1.0 million term note and granted Purchasers a security interest in a note receivable to secure the Company's performance under the agreement. The Purchasers also received warrants to purchase 15,000,000 shares of common stock, exercisable through November 30, 2007, at exercise prices ranging from $0.15 to $0.25 per share. The value of the warrant was calculated at $0.7 million using the Black-Scholes method of valuation. The Purchasers also purchased 21,366,347 shares of the Company's common stock for $1.5 million, which is included in the 2003 Subtotal Shares. The Company is required to issue approximately 8.2 million additional shares and has issued 5.5 million additional warrants to Purchasers because of its failure to register the shares for resale.

The holder of the mortgage did not consent to the transfer of the Company's remaining 51.1% interest in Aura Realty and the Company failed to make certain payments to the Purchasers as required under the agreement. During June 2003, the Company entered into a forbearance agreement with the Purchasers, whereby the Company agreed to issue the additional warrants required under the agreements for failure to file a stock registration, register the previously issued shares and the shares underlying the warrants for resale to the public, assign the receivable (a note issued by Alpha Ceramic) to the Purchasers, promptly engage an exclusive listing agent for the sale of the property and pay certain amounts in default on the mortgage. The Company is currently in negotiations with the Purchasers and the holder of the mortgage relative to these matters. The Company originally recorded and reported the Aura Realty transaction as a sale of 100% of its Aura Realty subsidiary. The events subsequent to year-end raised significant doubt that the remainder of the transaction contemplated by the agreement would ever be completed. As a result, the transaction was recorded at February 28, 2003 as a sale of a minority interest in Aura Realty.

During fiscal 2003, the Company was in default of the mortgage secured by a deed of trust on the Company's headquarters facility. The mortgagor commenced foreclosure proceedings and the Company obtained repeated extensions of the foreclosure sale. In June 2004, the Company made sufficient payments to cure the defaults and the pending foreclosure has been withdrawn. As part of the 2004 Recapitalization Transactions, Aura Realty has agreed to sell the facility to a new buyer and such buyer has agreed to lease the facility back to the Company for a term of four years. See "Item 7. - Liquidity and Capitol Resources"

Also during fiscal 2003:

  the Company settled approximately $1.5 million of trade debt liabilities representing a portion of a long-term restructuring for a total amount of $0.4 million, resulting in an extraordinary gain on extinguishments of debt of $1.1 million.
  the Company issued 923,077 shares of common stock that were committed as of February 28, 2002, which were valued at $207,692, or $0.225 per share.
Capital Transactions During Fiscal 2004

In March 2003, the Company issued $0.4 million of additional "5% Discounted Notes". All of these notes were converted into Series A Preferred as discussed below.

On March 25, 2003, the Company designated 1,500,000 shares of its authorized preferred stock as Series A Convertible Redeemable Preferred Stock (the "Series A Preferred"). Each share of Series A Preferred has a par value of $0.005, a liquidation preference of $10.00 plus accrued unpaid dividends and is convertible into common stock at $0.080 per share, based on the liquidation preference. Dividends accrue on each share at the rate of 5% of the liquidation preference per annum. The Company may call the Series A Preferred for redemption on or after March 31, 2004 subject to certain conditions. As of February 29, 2004, 591,110 shares of Series A Preferred were outstanding, issued as set forth below.

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

Between May 29 and February 29, 2004, the Company received approximately $5.8 million of interim funding from Koyah Leverage Partners, LLP, Koyah Partners, LP, certain affiliated and non-affiliated parties to meet its immediate cash needs. These amounts, including $0.97 million of additional notes issued between March 1, 2004 and July 30, 2004 (the "Intercreditor Secured Debt") are evidenced by secured notes payable on June 15, 2004 (the "Secured Notes"). As of July 30, 2004, the holders of the Intercreditor Secured Debt have not presented a demand for payment of the Secured Notes that are currently due and payable. The Secured Notes bear interest at 10% per annum and are convertible at the option of the holder into new debt or equity securities at of the Company at a 20% discount to the best terms by which such new debt or equity is sold to any new investor. The Secured Notes may be prepaid on notice at a 15% premium. Repayment of the Secured Notes is secured by substantially all the assets of the Company (with limited exceptions). Pursuant to the 2004 Recapitalization Transactions, the maturity of such notes is to be extended to June 30, 2005, the conversion discount / prepayment premium is to be eliminated, and a portion of such notes (initially $3.0 million of principal and interest) are to be converted into Series B Preferred Stock. There can be no assurance that the proposed 2004 Recapitalization Transactions will be completed or that all of the Secured Notes will be converted as contemplated by these transactions.

In connection with the foregoing financing, primarily as inducements to the lender to continue to provide interim funding, the Company agreed to issue warrants to purchase an aggregate of 3,200,000 shares of common stock at a price per share of $0.11, exercisable through January 7, 2011, and additional warrants (with a net exercise feature) to purchase an aggregate of 10,209,878 shares of common stock at a price per share of $0.024.

Also during fiscal 2004:

  the Company issued 57,090 shares of Series A Preferred in a private placement for net cash proceeds of $259,500. The effective net acquisition price of the shares of Common Stock underlying the conversion feature, based on the amounts paid for the preferred stock is $0.036 per share.
  the Company issued a $200,000 note in exchange for a loan. The note and $10,000 fixed fee interest became due on June 7, 2003. As part of this borrowing, the Company issued warrants to purchase 3,100,000 shares of common stock at $0.050 per share; 3,000,000 to the lender and 100,000 to the broker. The Company paid this note in full in August 2003.
Capital Transactions Subsequent to Fiscal 2004

During fiscal 2005, the Company has continued to rely on interim funding to cover its cash shortfalls and to provide funding to defer the foreclosure and cure the defaults under the mortgage on its headquarters facility. Amounts received through July 30, 2004 are as follows:

  $1,140,000 from Koyah Leverage Partners, LLP and other investors in the Secured Notes. These amounts were added to the Intercreditor Secured Debt (see above).
  $300,000 from individuals affiliated with the Aries Group Ltd. as an advance against the purchase of Series B Preferred Stock contemplated in the 2004 Recapitalization Transactions (see below).
  $400,000 from the purchasers under the contemplated sale and lease back of the Company's headquarters facilities as an advance against such purchase. These funds were used to cure the defaults on the mortgage note related to the real estate (see below).

In April 2004, the Company issued warrants (with a net excersice feature) to purchase an agregate of 10,209,878 shares of common stock at a price per share of $0.024 to Koyah Leverage Partners, LLP and other investors in the Secured Notes, primarily as inducements to continue to provide interim funding.

There can be no assurance that the proposed 2004 Recapitalization Transactions will be completed or that all of the Secured Notes will be converted as contemplated by these transactions.

There can be no assurance that additional interim funding will be obtained.

The 2004 Recapitalization Transactions

In May and June 2004, the Company reached nonbinding agreements in principle with a number of parties that, if consummated, would resolve the Company's monetary defaults on its headquarters mortgage, settle certain litigation involving the Company and former management, provide for additional equity at closing, provide for conversion to equity of existing secured debt and provide for changes in the Company's senior management and Board of Directors (together, the "2004 Recapitalization Transactions"). Management believes that following completion of the 2004 Recapitalization Transactions, including receipt of funding, the Company will have a more stable financial condition. Completion of the 2004 Recapitalization Transactions would substantially dilute the interests of existing stockholders, reducing by at least one-half their proportional interest in the Company. Although nonbinding term sheets have been executed with the parties for each of these transactions, no assurances can be given that the transactions will close in the immediate future or at all. In the event the agreements are not consummated, it is likely that the Company would need to file for bankruptcy protection. Even if the 2004 Recapitalization Transactions are completed as anticipated, the Company will continue to require forbearance of several creditors and may require additional financing in the next twelve months as it seeks to increase its sales. As a result of the 2004 Recapitalization Transactions, the Company will record an as yet undetermined charge to earnings due to the settlement of certain litigation at amounts in excess of those currently reserved on the Company's balance sheet, and the expected loss on the sale of the headquarters facility.

The 2004 Recapitalization Transactions include four related components: the sale of the Company's headquarters facility; the settlement of outstanding litigation with the Aries Group, conversion of Intercreditor Secured Debt into equity and the receipt of new equity funding. Each component involves in the issuance of shares of a new series of preferred stock, Series B Cumulative Convertible Preferred Stock (the "Series B Preferred Stock").

Issuance and Terms of Series B Preferred Stock. Each of the components of the 2004 Recapitalization Transactions involves issuance of Series B Preferred Stock. To consummate the 2004 Recapitalization Transactions, the Company's Board of Directors intends to designate five (5) million shares of the Company's authorized preferred stock as Series B Cumulative Convertible Preferred Stock. The new Series B Preferred Stock will rank senior to the Company's common stock and Series A Convertible, Redeemable Preferred Stock (the "Series A Preferred Stock"), accrues dividends at an annual rate of 8% and is convertible into shares of the Company's common stock at $0.02 per common share. The conversion price is subject to adjustment to the lowest price at which the Company in the future sells shares of common stock, with limited exceptions. The Company has the right to force conversion of the Series B Preferred Stock into common stock upon the satisfaction of a number of conditions, including the Company's common stock trading at a price in excess of $0.10 for twenty consecutive trading days. The Series B Preferred Stock has class voting rights to elect four directors of the Company and to approve certain corporate transactions, including the issuance of any shares of preferred stock on parity with or senior to the Series B Preferred Stock. As discussed below, certain shares of Series B Preferred Stock may be sold at a substantial discount to their liquidation preference.

The Series B Preferred Stock cannot be converted into common shares unless and until the Company's shareholders approve an increase in the number of authorized common shares. As part of the 2004 Recapitalization Transactions, the Company is committing to seek such shareholder approval as soon as possible.

In addition, the Company has a tentative arrangement to convert all accrued Series A Preferred dividends into Series B Preferred stock. This will result in issuance of 75,655 shares of Series B Preferred.

The Sale of the Headquarters Facility. In May 2004, the Company, Aura Realty and the minority shareholders in Aura Realty (the "Realty Minority Shareholders") agreed, subject to certain conditions, to a sale of the Company's headquarters facility to a buyer (the "Real Estate Buyer") controlled by Yair Ben-Moshe and David Maimon (the "May 2004 Agreements"). On June 11, 2004, the Realty Minority Shareholders sent notice to the Company that it had defaulted on the agreement as that pertained to the settlement with the Realty Minority Shareholders and terminated the agreement. The Company has continued negotiations with the Realty Minority Shareholders since that date but has not yet been successful in getting them to recommit to the May 2004 Agreements or any other settlement. Such an agreement with the Realty Minority Shareholders is a condition precedent to the Real Estate Buyer's obligation to complete the purchase.

Through July 30, 2004, Messrs. Ben-Moshe and Maimon have advanced the Company $0.4 million , which has been used, combined with other funds provided by the Company, to cure all existing defaults with the mortgagor and bring the note current. Such payment will be applied to the purchase price and, in the event closing of such sale does not occur, will be deemed to be an unsecured loan to the Company bearing interest at 10% per annum and payable in 24 equal monthly payments, and convertible, at the option of the holder, into Series B Preferred Stock.

As contemplated, the sales price of the property is $7.8 million, of which approximately $5.0 million would be used to repay the existing mortgage, $1.6 million would be paid to the Realty Minority Shareholders,$0.8 million would be credited to the Real Estate Buyer for deposits required under the lease back (discussed below) and building repairs and the remaining approximately $0.4 million has already been advanced to the Company as of July 30, 2004. In addition to the subject real estate, the Real Estate Buyer would also receive 220,000 units of the Series B Placement (as described below) and four-year warrants to purchase 15,000,000 shares of the Company's commons stock at an exercise price of $0.075. At closing of the sale, Aura would lease back a portion of the premises (the warehouse and the first floor of the office building) for a period of 4 years at a monthly rent of $56,000, triple net. Aura will provide a security deposit of approximately $0.67 million, to be applied to the fourth year's rent. Also at closing, (i) the Realty Minority Shareholders would cancel the existing $1.0 million note issued by Aura on December 1, 2002, and receive from Aura a new note in the amount of $0.25 million, bearing interest at 12.3% and payable over 24 months, (ii) the Alpha Ceramics note with a balance due of approximately $2.0 million as of July 30, 2004, which had been assigned to the Realty Minority Shareholders, would be reassigned to the Real Estate Buyer (this note is currently nonperforming; no payments have been received since November 2003), (iii) and the Realty Minority Shareholders would receive shares of Series B Preferred Stock with a liquidation preference of $0.15 million. Aura is obligated to pay the Realty Minority Shareholders $40,582 per month for continued use of the facility pending closing of the sale; such amount is in addition to continued payments due under the mortgage. As of July 30, 2004, the Company was in default of making such payment to the Realty Minority Shareholders for the month of July. Upon closing of the transactions described above, the Realty Minority Shareholders would release any further claims they have related to Aura Realty and the December 1, 2002 Sale/Leaseback Agreement.

The Litigation Settlement. As a precondition to obtaining new funding , the Company has negotiated a tentative litigation settlement with Zvi Kurtzman, certain other formers members of its management, and certain other individuals, all of whom are collectively referred to as the "Aries Group". The settlement contains mutual general releases, mutual covenants not to sue and terminates the litigation described in Item 3 - Legal Proceedings under the heading Former Management Suits and other litigation brought by members of the Aries Group against management of the Company. Pursuant to the settlement, the Company would agree (i) to pay members of the Aries Group an aggregate of $801,509 in sixteen monthly installments (which total payments may be reduced to $726,508 if Aura timely pays all installments), subject to acceleration if certain additional capital raising targets are met and subject to the option to convert unpaid amounts into units of the Series B Placement,(as described below) (ii) to reinstate approximately 14 million options and warrants previously issued to members of the Aries Group with exercise prices not less $0.31 per share of common stock, (iii) to issue to members of the Aries Group new ten-year warrants to purchase an aggregate of 34,500,000 shares of common stock exercisable at a price of $0.07 per share, (iv) issue to members of the Aries Group 6,208,048 shares of the Company's common stock and (v) to issue to members of the Aries Group shares of Series B Preferred Stock with an aggregate liquidation preference of $458,583 and approximately 5.7 million seven-year warrants exercisable at a price of $0.02, consistent with the Series B Placement described below. Certain members of the Aries Group are also participating in the Series B Placement. A failure of the Company to pay amounts due or issue shares or warrants as provided by the settlement terminates the Aries Group's requirement to fund its Series B commitment. Conversely, a failure of the Aries Group to pay amounts due pursuant to its Series B commitment waives the Company's requirement to pay amounts due under the settlement unless and until such payments are made.

The Series B Placement.The Company is seeking to raise a minimum of $5 million and a maximum of $15 million in a private placement of units consisting of shares of Series B Preferred Stock and warrants to purchase common stock. The Company has received preliminary indications of interest from subscribers proposing to invest an aggregate of approximately $6.9 million (exclusive of payments on real estate transaction and conversion of Intercreditor Secured Debt).

Certain funds have already advanced to the Company to be applied to the placement; as of July 30, 2004, approximately $0.6 million has been received. The Company has used and would be unable to return such funds in the event the offering does not close; in which case, such funds evidence short-term indebtedness of the Company. The Company proposes to sell the units at the liquidation preference of the shares of Series B Preferred Stock, with each unit to include warrants to purchase common stock in an amount equal to the 25% of the number of shares of common stock obtainable upon conversion of the associated Series B Preferred Stock, at a price per share of $0.02, exercisable for seven years. Thus, for an investment of $100,000, an investor receives shares of Series B Preferred Stock with a liquidation preference of $100,000, convertible into 5,000,000 shares of common stock, and warrants to purchase an additional 1,250,000 shares of common stock. It is anticipated that purchasers of the units may pay all or a portion of the purchase price in the form of unsecured personal promissory notes bearing interest at 8% and payable with a term up to nine months. Because the fair market value of the promissory notes may be deemed to be substantially less than their face value, and also because a portion of the consideration must be assigned to the included warrants, the Company will be selling shares of Series B Preferred Stock at a substantial discount to their liquidation preference, and the Company's capital accounts may not be increased by the full liquidation preference of the offering.

The Conversion of Intercreditor Secured Debt to Equity. Subject to the Company completing each of the transactions constituting the 2004 Recapitalization Transactions and raising at least $3.0 million in in the equity offering not to be used for the real estate or litigation settlement, the holders of the Intercreditor Secured Debt (with a balance, including accrued interest of approximately $7.2 million as of July 30, 2004) have agreed to convert $2.0 million of such debt into shares of Series B Preferred Stock and warrants, on the same terms as the cash investors. To the extent the Company raises new capital funding in excess of such amounts and meets other specified conditions, including but not limited to having an effective registration of its common stock, such holders would convert an additional amount of Intercreditor Secured Debt equal to the amount of such new excess capital funding obtained. The agreement also extends the due dates of the remaining notes to June 15, 2005 and gives holders of the Intercreditor Secured Debt the right to convert all or a portion of such debt at any time on the foregoing terms, terminates any other rights they hold to convert the Intercreditor Secured Debt at preferential rates into new securities sold by the Company subject to their conversion rights, and permits the Company to prepay such debt at any time without premium

Management Changes. In connection with the foregoing transactions, Mr. Meehan will resign from his position as Chief Executive Officer and receive one year's severance payments, as provided under a contract provided Mr. Meehan by the Company in February 2004. Mr. Meehan will continue to serve as a director of the Company. Mr. Rescino resigned his position as Interim Chief Financial Officer in June 2004 and has not been replaced. Mr. Rescino continues to provide the Company consulting services.

In addition, Messrs. Albert, Diamant and Harrington have agreed to resign from the Board of Directors of the Company effective with initial funding of the placement of Series B Preferred Stock. The new board members selected by the investors who are parties to the voting agreement are Raymond Yu, Dr. Fred Balister and Izar Fernbach. Mr. Meehan's continuance as a Board member represents the fourth Board member to be elected by the holders of the Series B Preferred Stock.

Capitalization of the Company. Assuming the 2004 Recapitalization Transactions are completed, with an offering size of the currently-anticipated $6.9 million and all of the outstanding Intercreditor Secured Debt is converted, the Company will have approximately 1.5 billion shares outstanding or committed for issuance. The principal investors in Series B Preferred Stock would be:

Investor	Series B Preferred Stock Shares	Common Shares, including Conversion of Series B	Common Shares from Exercise of Warrants	Post-issuance Beneficial Ownership (1)

Koyah Leverage Partners, LP and affiliates	1,017,539	254,384,778	63,507,183	28.5%
Yair Ben Moshe	547,947	136,986,668	41,364,436	14.4%
David Maimon	541,831	135,457,746	41,364,436	14.2%
Zvi Kurtzman	198,772	50,665,357	24,919,936	6.1%
Prudent Bear Fund, Inc.	162,532	40,633,068	7,937,500	8.6%
All other (30 persons)	753,959	193,725,328	61,357,000	20.5%

(1) Common shares from conversion of Series B Preferred Stock and exercise of warrants plus any beneficially owned shares as shown in Item 12 for each investor divided by the sum of 430,923,150 shares outstanding plus the estimated total number of common shares that investors in the Series B Preferred Stock as a group have the right to acquire plus, in each case, the other shares as to which the particular stockholder has the right acquire, as indicated in the applicable footnote to Item 12. Note that investors in Series B Preferred Stock not listed in Item 12 may have beneficial ownership positions in the Company of less than 5% that are not considered in this presentation.

There can be no assurance that the 2004 Recapitalization Transactions will be consummated as described.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Consolidated Financial Statements at page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

ITEM 10. DIRECTORS AND OFFICERS OF THE COMPANY

Directors

The following table sets forth of the Company's current Directors, their age, and the office they hold with the Company.

Name	Age	Title

Neal Meehan	63	Chairman, Director, Chief Executive Officer
		and President
Carl Albert	61	Director
Lawrence Diamant	62	Director, Member of Compensation Committee
Salvador Diaz-Verson, Jr.	52	Director, Member of Compensation Committee
James S. Harrington	63	Director, Member of Audit Committee
John Pincavage	60	Director, Member of Audit Committee
Harry E. Soyster	69	Director, Member of Compensation Committee

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

JAMES S. HARRINGTON is a Director of the Company and has served on the Board of Directors since August 2003. Mr. Harrington has over 20 years experience in the investment banking arena and currently is President of Public Finance Associates, LLC in Colorado. Prior to entering investment banking, Mr. Harrington served for over 20 years in the U.S. Army. His military career included several command and staff positions in the U.S. and overseas, with nine years in a variety of Combat Development and R & D assignments. He is actively involved in a number of community and political activities in Colorado, and also serves on the Board of Trustees of the Association of Graduates at West Point. Mr. Harrington graduated from the U.S. Military Academy at West Point in 1962, with a BS degree. He also holds a Master of Science degree in Mechanical Engineering from the University of Southern California and an MBA from Fairleigh Dickinson University in New Jersey. In addition, he is a Registered Professional Engineer with registration in Pennsylvania.

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

HARRY E. SOYSTER a Director of the Company and has served on the Board of Directors since October 2003. A retired U.S. Army Lt. General, he currently serves as Speical Assistant to the Secretary of the Army for WWII 60th Anniversary Observances, is on the board of directors of several companies and the Board of Governors, Army and Navy Club and participates in studies by the Center for Strategic and International Studies. General Soyster joined MPRI in 1992 and was vice president for international operations from 1995 to 2001. After his distinguished career as a field artillery officer, General Soyster was promoted to general officer and completed his military career in a series of intelligence assignments. Concurrently, he was the program manager for the General Defense Intelligence Program and Defense Department representative to the National Foreign Intelligence Board. General Soyster graduated from the United States Military Academy with a Bachelor of Science degree in 1957 and was commissioned in the field artillery. He also holds Master of Science Degrees from the Pennsylvania State University in Chemistry and the University of Southern California in Systems Management.

Officers

Listed below is the current Executive Officer of the Company who is not a Director or nominee, his age, title and background information. Executive officers serve at the discretion of the Board.

Name	Age	Position

Jacob Mail	52	Senior Vice President - Operations and Chief Operating Officer

JACOB MAIL is Senior Vice President - Operations and Chief Operating Officer. He has served in this capacity since May 2003, prior to which he served as Senior Vice President - Operations since 1995. Mr. Mail served over 19 years at Israeli Aircraft Industries. While at Aura, Mr. Mail has identified, negotiated and contracted all the supply chain arrangements for the AuraGen(R). In addition, Mr. Mail implemented programs to monitor and project needs for production schedules and provide full traceability of all components. Mr. Mail is responsible for the implementation of the "Call Home" programs, which provides the Company with a user database for every AuraGen®installed in a vehicle. In addition to the manufacturing and infrastructure implementations, Mr. Mail is also responsible for all engineering and vehicle integration as well as sales, customer service and training. He holds a B.S. degree in Mechanical Engineering from the Technion.

Change in Management

As a result of the Company's historical losses, the SEC investigation that culminated in the resignation of the Company's prior senior management under Zvi (Harry) Kurtzman and other factors, the Company is in a weak financial condition. This has resulted in a substantial downsizing of the Company's senior management.

The Company's current Chief Operating Officer, Jacob Mail, has been employed by the Company for over nine years. The Company's current Chief Executive Officer, Neal Meehan, commutes and telecommutes to the Company's headquarters. The Company's Interim Chief Financial Officer, David Rescino, resigned in June 2004, prior to which he also telecommuted and served on a part-time basis. Mr. Meehan is and Mr. Rescino was paid at substantially lower rates than the rates at which their predecessors were paid. The Company believes these arrangements are reasonable under the circumstances and more advantageous to the Company than other available alternatives.

Family Relationships

None.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's officers and Directors, and beneficial owners of more than ten percent of the common stock, to file with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc. reports of ownership and changes in ownership of the common stock. Copies of such reports, or written representations that no reports were required, are required to be furnished to the Company. The Company believes that for the fiscal year ended February 29, 2004, all filing requirements applicable to its officers, directors, and ten percent beneficial owners were satisfied.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

The following table summarizes all compensation paid during the three fiscal years ended February 29, 2004, to the Company's Chief Executive Officer and the other executive officers during fiscal 2004 (together, the "Named Executive Officers"). Information is presented only for years in which an individual served as an officer of the Company.

		Annual Compensation		Long Term
Name and Principal Position	Fiscal Year ended February 28/29	Salary	Other	Compensation Options/SARs (1)	Other Compensation

Neal Meehan (2) Chairman, Chief Executive Officer and President	2004	$176,148	$0	6,500,000	$25,990 (5)
	2003	$105,000	$0	6,125,000 (4)	$45,584 (5)

Jacob Mail Senior Vice President - Operations and Chief Operating Officer	2004	$164,285	$0	1,604,239	$ --
	2003	$173,753	$0	514,100	$ --
	2002	$176,327	$0	300,000	$ --
David Rescino (3) Interim Chief Financial Officer	2004	$ 55,705	$0	600,000	$ 5,645 (5)
	2003	$ 39,840	$0	-- (6)	$16,731 (5)

(1) Amounts indicated are number of options granted during the fiscal year.

(2) Mr. Meehan was elected Chairman, Chief Executive Officer and President effective July 2002.

(3) Mr. Rescino was Chief Financial Officer from November 2002 to April 2003 and Interim Chief Financial Officer from April 2003 to June 2004.

(4) Excludes 264,100 unexpired option shares that were returned to the Company in fiscal 2004 for redistribution to other employees.

(5) Represents travel and living expenses away from home.

(6) Excludes 211,300 unexpired option shares that were returned to the Company in fiscal 2004 for redistribution to other employees.

No long term incentive payments or restricted stock awards were granted to the above individuals during the three fiscal years ended February 29, 2004.

The following table summarizes certain information regarding option grants to purchase common stock of the Company to the Named Executive Officers.

OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

	Individual Grants
	Number of Securities Under- lying Options/ SARs Granted	Options/ SARs Granted to Employee In Fiscal	Exercise Or Base Price	Expiration	Assumed Annual Rates of Stock Appreciation For Option Term* Rates
Name	(#)	Year	($/Sh)	Date	5% ($)	10% ($)
Neal Meehan	6,500,000	29.2%	$0.069-0.080	8/20/13 - 9/25/13	$205,600	$587,500
Jacob Mail	1,604,239	7.2%	$0.060	8/20/13 - 9/30/13	$ 88,300	$182,600
David Rescino	600,000	2.7%	$0.080	1/30/13	$ 15,400	$50,700

The following table summarizes certain information regarding the number and value of all options to purchase common stock of the Company held by the Named Executive Officers as of February 29, 2004.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
AND FISCAL YEAR-END OPTION/SAR VALUES

	Number of Unexercised Options/SARs at Fiscal Year End		Value of Unexercised In-the Money Options/ SARs at Fiscal Year End*
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
Neal Meehan	12,875,000	0	$0	$0
Jacob Mail	4,068,339	0	$25,428	$0
David Rescino	600,000	0	$0	$0

* Based on the average high and low reported prices of the Company's common stock on March 1, 2004.

No options were exercised by the above individuals during the fiscal year ended February 29, 2004.

Termination and Change in Control Agreements

The Company has the following change in control or severance agreements with its executive officers:

  Mr. Meehan has an employment agreement, established in February 2004, providing for a lump sum payment of one year's salary upon a termination of his employment for any reason other than his commission of a felony against the Company; and
  Mr. Mail has an employment contract providing for payment of 3 years' salary upon a termination of his employment without cause.

Mr. Hauser's employment contract provided for an 18-month term and 90 days notice to terminate following expiration of such term. Effective July 23, 2003, Mr. Hauser entered an agreement with the Company terminating his employment and providing him a severance payment of $175,000 to be paid over time. The Company is in default of such payments.

Compensation of Directors

Effective fiscal 2004, the Company's director compensation policy is to provide each new Director an initial membership grant of 500,000 stock options and each non-employee Director an annual grant of 500,000 stock options (550,000 for members of the Audit and Compensation Committees and 600,000 for the Chairperson of each committee), with the exercise price set at or above market as of the date of grant and all grants vesting six months plus one day from the date of grant. During fiscal 2004, all grants under this policy were priced at the market price as of the date of grant.

During fiscal 2004, Mr. Meehan received an additional grant of 3,000,000 options, priced at $0.08, approximately 60% above market, Mr. Diamant received an additional grant of 1,300,000 options, priced at $0.06, approximately 20% above market, and Mr. Albert received an additional grant of 3,000,000 options, priced at market ($0.069). These additional options were granted in recognition of services provided to the Company in excess of traditional Board member duties.

Directors are reimbursed for travel expenses incident to their service as a director but do not receive cash compensation.

Compensation Committee Report

The report of the Company's Compensation Committee is:

The Company's compensation strategy in fiscal 2004 continued to reflect the Company's extremely weak financial condition.

In order to conserve cash, the Company significantly reduced its senior management staff in fiscal 2002 and fiscal 2003, with the result that the Company had only three such officers during fiscal 2004. In contrast, the Company had fourteen officers at the level of vice president or above in fiscal 2001. This consolidation of functions in a very limited staffing has required the Company to seek out individuals who can assume broad areas of responsibility and perform many levels of duties, all at affordable levels of compensation.

The Company's current chief executive officer, as well as its recently-resigned interim financial officer, were selected as individuals who can work in this environment and address the Company's primary needs to increase sales and obtain financing. Mr. Meehan has a strong track record in marketing advanced technology products and Mr. Rescino has a strong track record in serving troubled companies engaged in repetitive financing efforts. Neither Mr. Meehan nor Mr. Rescino received signing bonuses or employment contracts providing severance protection at the inception of their employment and each is engaged at a salary which the Compensation Committee believes is significantly below competitive levels.   The annual salary for the Company's Chief Executive Officer was $153,000 after a 15% voluntary cut in pay effective January 20, 2003 through October, 2003, when it was reinstated to its prior level of $180,000 per year. Mr. Meehan was given an employment agreement, in February 2004, providing for a lump sum payment of one year's salary upon a termination of his employment in recognition of the fact that his success in finding the financing required for the Company to survive could likely result in his being asked to resign by the investor(s) providing such financing.

Mr. Meehan commutes and Mr. Rescino commuted to the Company's principal place of business. Such commuting involves both physical travel and extensive use of wire communications. The Compensation Committee believes these arrangements are reasonable under the circumstances and more advantageous to the Company than other alternatives.

As the Company's financial condition improves, the Committee would expect to return to more standard executive compensation arrangements with executives who would reside in the Los Angeles area.

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

The Company's severance provisions with its remaining senior management are disclosed elsewhere in this Item 11.

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

Salvador Diaz-Verson, Jr., Lawrence A. Diamant and Harry E. Soyster

Aura Systems, Inc. Compensation Committee

Compensation Committee Interlocks and Insider Participation

The Compensation Committee for the fiscal year ended February 29, 2004 comprised Salvador Diaz-Verson, Jr. and Lawrence Diamant. Decisions regarding compensation of executive officers for the fiscal year ended February 29, 2004 were made unanimously by the outside, disinterested Directors of the Board of Directors, after reviewing recommendations of the Compensation Committee and discussing the matter with the executive officer.

Performance Graph

The following graph compares the cumulative total stockholder return of the Company with the cumulative total return on the NASDAQ Stock Market Index (U.S.) and the S&P Industrial Index. The Comparisons in the graph are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of the Company's Common Stock. Total returns for the noted indexes for the year ended February 29, 2004, have been estimated. The Company has substantially underperformed the comparable indexes.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN* AMONG AURA SYSTEMS, INC., THE NASDAQ STOCK MARKET (U.S.) INDEX AND THE S & P INDUSTRIAL INDEX

Cumulative Total Return

		1999	2000	2001	2002	2003	2004

Aura Systems, Inc.	Return %		-31.58	36.36	-17.78	-74.86	-30.11
	Cum $	$100.00	$68.42	$93.30	$76.71	$19.18	$13.40

S&P INDUSTRIALS	Return %		17.39	-15.99	-8.95	-23.24	36.12
	Cum $	$100.00	$117.39	$98.62	$89.80	$68.93	$93.83

NASDAQ US	Return %		104.32	-54.45	-18.85	-23.85	51.76
	Cum $	$100.00	$204.32	$93.07	$75.52	$57.51	$87.28

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Common Stock

The following table sets forth, to the extent of the Company's knowledge, certain information regarding the Company's Common Stock owned as of July 30, 2004 (i) by each person who is the beneficial owner of more than five percent (5%) of its outstanding Common Stock, (ii) by each of the Company's Directors and the Named Executive Officers, and (iii) by all Directors and executive officers as a group:

Beneficial Owner	Number of Shares of Common Stock	Percent of Common Stock (14)
Prudent Bear Funds, LLC and/or David W. Tice & Associates (1)	58,266,700	12.5%
The Lancer Group (2)	50,355,168	11.4%
James M. Simmons and/or ICM Asset Management, Inc and/or Koyah Ventures LLC and/or Koyah Leverage Partners, LP (3)	40,871,803	9.2%
Gardner Lewis Asset Management L.P. (4)	20,597,369	4.8%
Neal Meehan (5)	13,188,750	3.0%
Carl Albert (6)	8,570,893	2.0%
Jacob Mail (7)	4,198,378	*
Salvador Diaz-Verson, Jr. (8)	3,375,129	*
Lawrence A. Diamant (9)	3,103,779	*
James S. Harrington (10)	2,050,000	*
John Pincavage (11)	975,000	*
David Rescino (11)	600,000	*
Harry E. Soyster(11)(12)	550,000	*
All current executive officers and Directors as a group (8 persons) (13)	36,011,929	7.8%

* Less than 1% of outstanding shares.

(1) Based on information contained in Schedule 13G dated December 31, 2003 as filed with the SEC by David W. Tice & Associates, LLC and Prudent Bear Funds, Inc., 8140 Walnut Hill Lane, Suite 300, Dallas Texas. Also includes 35,662,500 shares of common stock obtainable on conversion of 285,300 shares of Series A Convertible Redeemable Preferred Stock.

The above amounts do not include shares which may be obtained upon conversion of $0.6 million principal amount of secured contingent convertible notes issued to Prudent Bear Funds during fiscal 2004 in exchange for new funding received by the Company. The notes were due on June 15, 2004. The notes are convertible at the option of the holder into new debt or equity securities of the Company at a 20% discount to the best terms at which such new debt or equity is sold to any new investor.

Assuming the Company completes the 2004 Recapitalization Transactions as currently proposed (see Item 7 - Liquidity and Capital Resources), the holder would be entitled to convert the notes into approximately 31.6 million shares of common stock and approximately 7.9 million warrants to purchase shares of common stock and would beneficially own, together with the shares listed above, approximately 11.4% of the Company's voting securities (before the dilutive impact of the other transactions contemplated in the 2004 Recapitalization Transactions). There can be no assurance that the Company will be able to raise capital by completing the 2004 Recapitalizaton Transactions or otherwise selling debt or equity securities.

(2) Based upon information contained in Schedule 13D dated July 10, 2003 as filed with the SEC by Marty Steinberg, Esq., as the Receiver for Lancer Management Group II, LLC, Lancer Offshore, Inc., LSPV, LLC and Omnifund,Ltd. and as the party in control of Lancer Partners, LP, c/o David E. Wells, Esq., Hunton & Williams, LLP, 1111 Brickell Avenue, Suite 2500, Miami, Florida 33131. Also includes 8,313,281 shares of common stock obtainable upon conversion of convertible notes.

(3) Based upon information contained in Schedule 13D/A dated April 5, 2004, as filed with the SEC by ICM Asset Management, Inc., James M. Simmons, Koyah Ventures, LLC and Koyah Leverage Partners, LP, 601 W. Main Ave, Suite 917, Spokane, Washington, 99201. ICM Asset Management, Inc. is a registered investment advisor. ICM Asset Management, Inc. has shared voting and dispositive power with respect to 38,976,870 common shares. Koyah Ventures, LLC has shared voting and dispositive power with respect to 32,198,437 common shares. Koyah Leverage Partners, LP has shared voting and dispositive power with respect to 23,454,006 common shares. The number in the chart also includes 13,409,878 shares of common stock obtainable upon exercise of warrants held by the Koyah entities and 1,264,125 shares of common stock obtainable upon conversion of 10,113 shares of Series A Preferred Stock held by Raven Partners, a limited partnership of which Koyah is general partner. James M. Simmons is the President of ICM Asset Management, Inc. With respect to Mr. Simmons only, includes an additional 1,431,138 shares as to which Mr. Simmons has sole voting and dispositive power.

The above amounts do not include shares which may be obtained upon conversion of $6.0 million principal amount of secured contingent convertible notes issued to Koyah during fiscal 2004 and through June 15, 2004 in exchange for new funding received by the Company. The notes were due on June 15, 2004. The notes are convertible at the option of the holder into new debt or equity securities of the Company at a 20% discount to the best terms at which such new debt or equity is sold to any new investor.

Assuming the Company completed the 2004 Recapitalization Transactions as currently proposed (see Item 7 - Liquidity and Capital Resources), the holder would be entitled to convert the notes into approximately 301.5 million shares of common stock and approximately 75.4 million warrants to purchase shares of common stock and would beneficially own, together with the shares listed above, approximately 50.8% of the Company's voting securities (before the dilutive impact of the other transactions contemplated in the 2004 Recapitalization Transactions). There can be no assurance that the Company will be able to raise capital by completing the 2004 Recapitalization Transactions or otherwise selling debt or equity securities.

(4) Based upon information contained in Schedule 13G dated February 13, 2003, as filed with the SEC by Gardner Lewis Asset Management Inc., 285 Wilmington West Chester Pike, Chadds Ford, Pennsylvania, 19317. Of the 20,597,369 shares beneficially owned by Gardener Lewis Asset Management, it has sole dispositive power with respect to all of these shares, sole voting power with respect to 19,905,369 shares, and shared voting power with respect to 338,700 shares.

(5) Includes 13,045,000 shares which may be purchased pursuant to options and warrants exercisable within 60 days of July 31, 2004 and 50,000 shares held in trust or as trustee or custodian, as to which Mr. Meehan may disclaim beneficial ownership.

(6) Includes 6,850,000 shares which may be purchased pursuant to options and warrants exercisable within 60 days of July 31, 2004 and 1,409,091 shares held in trust or as trustee or custodian, as to which Mr. Albert may disclaim beneficial ownership.

(7) Includes 4,068,339 shares which may be purchased pursuant to options exercisable within 60 days of July 31, 2004.

(8) Includes 1,460,000 shares which may be purchased pursuant to options exercisable within 60 days of July 31, 2004 and 618,183 shares held in trust or as trustee or custodian, as to which Mr. Diaz-Verson may disclaim beneficial ownership.

(9) Includes 492,046 shares held by the firm Robinson, Diamant & Wolkowitz where Mr. Diamant is a senior partner. Mr. Diamant disclaims beneficial ownership of these shares. Includes 2,200,000 shares which may be purchased pursuant to options within 60 days of July 31, 2004.

(10) Includes 550,000 shares which may be purchased pursuant to options and warrants exercisable within 60 days of July 31, 2004.

(11) Consists entirely of shares which may be purchased pursuant to options and warrants exercisable within 60 days of July 31, 2004.

(12) General Soyster was elected to the Board on October 22, 2003.

(13) Includes 29,698,339 shares which may be purchased pursuant to options exercisable within 60 days of July 31, 2004 and 2,573,294 shares as to which the individuals may disclaim beneficial ownership.

(14) Percent of common stock determined by dividing the indicated number of shares beneficially owned by a stockholder by the sum of 430,923,150 shares outstanding plus, in each case, the shares as to which the particular stockholder has the right acquire, as indicated in the applicable footnote.

The mailing address for the officers and directors is c/o Aura Systems, Inc., 2335 Alaska Avenue, El Segundo, CA 90245.

Beneficial Owner	Number of Shares of Series A Preferred	Percent of Series A Preferred (12)
Prudent Bear Funds, LLC and/or David W. Tice & Associates	285,300	48.3%
Congregation Or Hachaim	159,783	27.0%
Yair Ben-Moshe	43,505	7.4%
Richmond Holdings	40,188	6.8%
Isosceles Fund	33,155	5.6%

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In the fourth quarter of fiscal 2002, the Company entered into a short-term loan agreement with Carl Albert for $250,000, bearing interest at a rate of 10%. The note, which was included in current notes payable at February 28, 2002, and accrued interest of $4,400, was repaid in March 2002. In May 2002, Mr. Albert acquired 500,000 shares of Common Stock from the Company for $100,000 in connection with a private placement by the Company to a number of third party investors.

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

The Company entered an Agreement for Sale and Leaseback on December 1, 2002 (the "2002 Sale/Leaseback Agreement")with a group of individuals, (the "Purchasers") pursuant to which the Company agreed to sell its Aura Realty, Inc. ("Aura Realty") subsidiary to Purchasers and enter into a new 10-year lease of the properties owned by Aura Realty. Aura Realty was a wholly-owned subsidiary of the Company whose sole assets consist of certain real properties currently occupied by the Company as its headquarter facilities in El Segundo, California. Of the sixteen Purchasers, five were consultants to the Company and members of the Company's former management who separated from the Company at the end of February 2002 (the "Consultants"). A fee of $50,000 was paid by the Company to the Consultants in connection with the Agreement. The Company also paid to the Consultants approximately $135,000 from the funds it received at closing representing a portion of unpaid consulting fees contractually due to the Consultants at December 1, 2002. The further discussion of this transaction under Item 7. - Liquidity and Capital Resources is here incorporated by reference.

During fiscal 2003, fiscal 2004 and continuing in the current fiscal year, the Company has obtained critical financing from certain of its significant stockholders. The discussion of the Company's capital transactions under Item 7. - Liquidity and Capital Resources sets forth material terms of these financings and is here incorporated by reference. During fiscal 2003: 12,500,000 shares of the Company's common stock were sold to Prudent Bear Funds, LLC for $2.55 million in new funding; 3,250,000 shares of the Company's common stock were sold to Koyah Leverage LLC for $0.65 million in new funding; $1.13 million principal amount of 8% Notes were sold to Prudent Bear Funds LLC for the same amount in new funding and subsequently exchanged for Series A Preferred Stock; $0.63 million principal amount of 8% Notes were sold to Lancer for the same amount in new funding (such notes are convertible into common stock at prices ranging from $0.11 per share to $0.071 per share, subject to adjustment to the average rate at which new equity is sold prior to the time of final payment of the loan and accrued interest); and $1.0 million of 5% Notes and $0.15 million of 5% Discounted Notes were sold to Prudent Bear Funds, LLC. During fiscal 2003 and in March 2003, $1.23 million principal amount of Discounted 5% Notes were sold to the Aries Group as representative for a group of individual investors for an equal amount of new funding. The Aries Group consists principally of former officers of the Company; Zvi (Harry) Kurtzman, Cipora Lavut Kurtzman, Arthur Schwartz and Stephen Veen; each of these former officers invested approximately $20,000 in this transaction. All such notes have been exchanged for Series A Preferred Stock.

During fiscal 2004, the Company received approximately $5.8 million of interim funding to meet its immediate cash needs consisting of approximately $4.7 million from Koyah Leverage Partners, LLP and Koyah Partners, LP (funds managed by ICM Asset Management, Inc.), $0.6 million from Prudent Bear Funds, LLC and $0.48 from Edgar Appleby. These amounts, including $0.97 million of additional notes issued between March 1, 2004 and June 30, 2004 (the "Intercreditor Secured Debt") are evidenced by secured notes payable on June 15, 2004 (the "Secured Notes"). The Secured Notes bear interest at 10% per annum and are convertible at the option of the holder into new debt or equity securities at of the Company at a 20% discount to the best terms by which such new debt or equity is sold to any new investor. The Secured Notes may be prepaid on notice at a 15% premium. Repayment of the Secured Notes is secured by substantially all the assets of the Company (with limited exceptions). Pursuant to the 2004 Recapitalization Transactions, the maturity of such notes is to be extended to June 30, 2005, the conversion discount / prepayment premium is to be eliminated, and a portion of such notes (initially $3.0 million of principal and interest) are to be converted into Series B Preferred Stock. There can be no assurance that the proposed 2004 Recapitalization Transactions will be completed or that all of the Secured Notes will be extended or converted as contemplated by these transactions.

In connection with the foregoing financing, primarily as inducements to the lender to continue to provide interim funding, the Company agreed to issue warrants to purchase an aggregate of 3,200,000 shares of common stock at a price per share of $0.11, exercisable through January 7, 2011, and additional warrants (with a net exercise feature) to purchase an aggregate of 10,209,878 shares of common stock at a price per share of $0.024.

In May and June 2004, the Company reached nonbinding agreements in principle with a number of parties that, if consummated, would resolve the Company's monetary defaults on its headquarters mortgage, settle certain litigation involving the Company and former management, provide for additional equity at closing, provide for conversion to equity of existing secured debt and provide for changes in the Company's senior management and Board of Directors (together, the "2004 Recapitalization Transactions"). Participants in the 2004 Recapitalization Transactions include holders of the Intercreditor Secured Debt and Purchasers under the 2002 Sale/Leaseback Agreement, including the Consultants.

PART IV

ITEM 14. FINANCIAL STATEMENTS, SCHEDULES, REPORTS ON FORM 8-K AND EXHIBITS

A.     Documents filed as part of this Form 10-K:

1.      Financial Statements

See Index to Consolidated Financial Statements at page F-1

2.      Financial Statement Schedules

See Index to Consolidated Financial Statements at page F-1

3.      Exhibits

See Exhibit Index

B.     Reports on Form 8-K

None

INDEX TO EXHIBITS

Description of Documents

3.1	Restated Certificate of Incorporation of Registrant.
3.2	Bylaws of Registrant as amended to date. (1)
3.3	Certificate of Designation of Series A Convertible Redeemable Preferred (8)(filed as 99.3)
3.4	Certificate of Eliminatons of March 4, 2002 Series A Convertible Redeemeable Preferred Stock
3.5	Certificate of Designation of Series B Convertible Preferred Stock, dated March 26, 2004
3.6	Certificate of Eliminations of March 26, 2004 Series B Convertible Preferred Stock
10.1	Aura Systems, Inc. 1987 Stock Option Plan for Non-Employee Directors. (2)
10.2	Form of Aura Systems, Inc. Non-Statutory Stock Option Agreement. (2)
10.3	Aura Systems, Inc. 1989 Stock Option Plan. (3)
10.4	Aura Systems, Inc. 2000 Stock Option Plan (7)
10.5	Form of Aura Systems, Inc., Director Indemnification Agreement dated as of July 10, 2001. (1)(10.15)
10.6	Form of Agreement Regarding Termination of Employment dated as of December 21, 2001. (1)(10.16)
10.7	Escrow Agreement dated as of February 27, 2002, by and among Aura Systems, Inc. and Robinson, Diamant & Wolkowitz, a Professional Corporation, by Lawrence A. Diamant and Purchasers (1)(10.22)
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

10.10	Settlement Agreement and Mutual Release of All Claims dated as of February 26, 2002, by between Aura Systems Inc., and Infinity Investors Limited, et al. (1)(10.25)
10.11	Settlement Agreement and Mutual Release of All Claims dated as of February 26, 2002, by between Aura Systems Inc., and GSS/Array Technology, Inc., et al. (1)(10.26)
10.12	Form of Aura Systems, Inc. Subscription Agreement of May 2002 (1)(10.27)
10.13	Form of Aura Systems, Inc. Registration Rights Agreement of May 2002 (1)(10.28)
10.14	Settlement Agreement and Release dated as of May 7, 2002, by and between Aura Systems, Inc. and CRS Emergency Vehicles, Co. (1)(10.29)
10.15	Term Sheet dated as of February 12, 2002 (1)(10.30)
10.16	Employment Letter to Joshua Hauser dated February 26, 2002 (1)(10.31)
10.17	Severance agreement with Hauser (filed as 99.4)
10.18	Form of Convertible Note Term Sheets (4)(10.34)
10.19	Agreement for Sale and Leaseback dated as of December 1, 2002. (Aura Realty transaction) (5) (10.33.1, filed as 99.3, 99.4 and 99.5)
10.20	Lease Agreement dated as of December 1, 2002. (Aura Realty transaction) (5)(10.33.2, filed as 99.6)
10.21	Additional Security Agreement dated as of December 1, 2002. (Aura Realty transaction) (5)(10.33.3, filed as 99.8)
10.22	Form of Subscription Agreement and Registration Rights Agreement (5) (10.33.4, filed as 99.9 and 99.10)
10.23	Pledge Agreement dated as of December 1, 2002 (5)(10.33.4)(filed as 99.11)
10.24	Promissory Note dated as of December 1, 2002. (Aura Realty transaction) (5)(10.33.5,filed as 99.12)
10.25	Form of Warrant and Registration Rights Agreement (5)(10.33.6, filed as 99.13 and 99.14)
10.26	Form of Convertible Demand Note (5% Notes)(8)(10.26)(filed as 99.5)
10.27	Form of Convertible Demand Note (5% Discounted Notes) (8)(10.27)(filed as 99.6)
10.28	Form of Convertible Note (9)
10,29	Koyah Security Agreement (9)
10.30	Koyah Amendment and Waiver Agreement (9)
10.31	Koyah Additional Advance Agreement (9)
10.32	Warrant Amendment Agrement dated as of January 8, 2004
10.33	Exhibit A to Warrant Amendment Agreement - Form of Warrant
10.34	Intercreditor Agreement dated as of January 19, 2004
10.35	Form of Agreement for Loans Under the Intercreditor Agreement
10.36	Form of Convertible Promissory Note for Loans Under the Intercreditor Agreement
10.37	Form of Security Agreement for Loans Under the Intercreditor Agreement
10.38	Form of Stock Pledge Agreement for Loans Under the Intercreditor Agreement
10.39	Severance agreement letter to Neal Meehan dated February 12, 2004
10.40	Thirteenth Amendment Agreement,dated April 5, 2004, to Koyah lending agreements
10.41	Exhibit A to Thirteenth Amendment Agreement - Form of Warrant
10.42	Term Sheet for the Purchase of Real Property, dated May 25, 2004
10.43	Agreement, dated May 28, 2004, Pertaining to the Sale/Purchase of Company Real Property
10.44	Term Sheet v10, dated June 17, 2004, for Series B Cumulative Convertible Preferred
10.45	Receipt for Series B Funding from Aries Group, dated June 24, 2004
10.46	Receipt for Series B Funding from Aries Group, dated July 10, 2004
10.47	Receipt for Series B Funding from Aries Group, dated August 4, 2004

21	Subsidiaries of Aura Systems, Inc. (6)
99.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the referenced exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2002.
(2)	Incorporated by reference to the referenced exhibit to the Company's Registration Statement on Form S-1 (File No. 33-19531)
(3)	Incorporated by reference to the referenced exhibit to the Company's Registration Statement on Form S-8 (File No. 33-32993).
(4)	Incorporated by reference to the referenced exhibit to the Company's Quarterly Report on Form 10-Q for the period ended November 30, 2002.
(5)	Incorporated by reference to the referenced exhibit to the Company's Current Report on Form 8-K filed December 16, 2002.
(6)	Incorporated by reference to the referenced exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2001.
(7)	Incorporated by reference to the Appendix "A" to the Company's Form 14A Proxy Statement filed as of February 22, 2000.
(8)	Incorporated by reference to the referenced exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2003.
(9)	Incorporated by reference to the referenced exhibit to the Company's Quarterly Report on Form 10-Q for the period ended May 31, 2003

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AURA SYSTEMS, INC.

Dated:	August 17, 2004

By:	/s/ Neal F. Meehan
Neal F. Meehan
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signatures	Title	Date
/s/ Neal F. Meehan	President, Chief Executive Officer, Director and Chairman of the Board (Principal Executive Officer)	August 17, 2004
Neal F. Meehan

/s/ Lawrence Diamant*	Director	August 17, 2004
Lawrence Diamant

/s/ Salvador Diaz-Verson, Jr.*	Director	August 17, 2004
Salvador Diaz-Verson, Jr.

/s/ Neal F. Meehan	Director	August 17, 2004
Neal F. Meehan

/s/ John Pincavage*	Director	August 17, 2004
John Pincavage

/s/ James S. Harrington*	Director	August 17, 2004
James S. Harrington

/s/ Lt. General Harry E. Soyster*	Director	August 17, 2004
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
Neal F. Meehan
Chairman and Chief Executive Officer
August 17, 2004

CERTIFICATION

I, Neal F. Meehan, Acting Chief Financial Officer of Aura Systems, Inc., certify that:

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
Neal F. Meehan
Acting Chief Financial Officer
August 17, 2004

Index to Consolidated Financial Statements

Independent Auditors' Reports on Consolidated Financial Statements and Financial Statement Schedule	F-1

Consolidated Financial Statements of Aura Systems, Inc. and Subsidiaries:

Consolidated Balance Sheets - February 29, 2004 and February 28, 2003	F-3 to F-4
Consolidated Statements of Operations - Years ended February 29, 2004, February 28, 2003 and 2002	F-5
Consolidated Statements of Stockholders' Equity - Years ended February 29, 2004, February 28, 2003 and 2002	F-6

Consolidated Statements of Cash Flows - Years ended February 29, 2004, February 28, 2003 and 2002	F-7 to F-8
Notes to Consolidated Financial Statements	F-9 to F-21
Consolidated Financial Statement Schedule II: Valuation and Qualifying Accounts	F-22 to F-23

Schedules other than those listed above are omitted because they are not required or are not applicable, or the required information is shown in the respective consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Aura Systems, Inc. and subsidiaries

We have audited the accompanying consolidated balance sheets of Aura Systems, Inc. (a Delaware corporation) and subsidiaries as of February 29, 2004 and February 28, 2003, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended February 29, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aura Systems, Inc. and subsidiaries as of February 29, 2004 and February 28, 2003, and the results of their operations and their cash flows for each of the three years in the period ended February 29, 2004 in conformity with accounting principles generally accepted in the United States of America.

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

SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California

July 10, 2004

CONSOLIDATED BALANCE SHEETS

	February 29, 2004	February 28, 2003

ASSETS

Current assets
Cash and cash equivalents	$ 83,200	$ 163,693
Accounts receivable, net of allowance for doubtful accounts of $2,188,340 and $244,310	682,302	410,717
Current inventories	809,659	1,414,500
Current portion of notes receivable	-	210,272
Other current assets	259,089	166,589

Total current assets	1,834,250	2,365,771

Property, plant, and equipment, net	6,939,429	7,343,511
Non-current inventories net of allowance for obsolete inventories of $2,032,000 and $1,678,000	7,496,484	7,573,225
Long-term investments, net	286,061	1,000,000
Notes receivable, net of current portion	-	2,006,121
Patents and trademarks, net	610,238	2,753,603
Other assets	594,271	725,635

Total assets	$ 17,760,733	$ 23,767,866

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$ 2,778,366	$ 2,753,503
Current portion of notes payable (including $1,000,000 and $1,000,000 to related parties)	4,273,052	9,542,786
Convertible notes payable	6,400,973	3,762,317
Accrued expenses	2,232,229	1,772,936
Deferred income	160,875	160,500

Total current liabilities	15,845,495	17,992,042

Notes payable, net of current portion	4,871,804	40,275

Total liabilities	20,717,299	18,032,317

Minority interest in consolidated subsidiary	657,859	1,023,373

Commitments and contingencies

Stockholders' equity (deficit)
Series A Convertible, Redeemable Preferred Stock, $0.005 par value, 1,500,000 shares authorized, 591,110 shares issued and outstanding	2,956	-
Common stock, $0.005 par value, 500,000,000 shares authorized 430,923,150 shares issued and outstanding	2,154,544	2,154,544
Committed common stock, 21,942,248 shares at February 29, 2004 and 13,790,924 shares at February 28, 2003	3,102,958	3,102,958
Additional paid-in capital	308,530,590	303,275,271
Accumulated deficit	(317,405,473)	(303,820,597)

Total stockholders' equity (deficit)	(3,614,425)	4,712,176

Total liabilities and stockholders' equity (deficit)	$ 17,760,733	$ 23,767,866

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended February 29, 2004, February 28, 2003 and 2002

	2004	2003	2002

Net revenues	$ 1,864,325	$ 1,103,770	$ 3,116,295
Cost of goods sold	934,769	571,099	1,480,736
Inventory write down	550,968	-	1,510,871

Gross profit	378,588	532,671	124,688

Operating expenses
Engineering, research and development	2,135,061	3,956,7876	9,224,376
Selling, general, and administrative	7,191,925	7,374,961	10,006,844
Legal settlements	-	233,259	(2,750,000)
Adjustment to accounts payable	-	-	(651,685)
Impairment losses on long-lived assets	2,000,398	2,300,000	7,661,559
Severance expense	-	241,243	1,080,525

Total operating expenses	11,327,384	14,106,349	24,571,619

Loss from operations	(10,948,796)	(13,573,678)	(24,446,931)

Other income (expense)
Impairment of investments	(500,000)	(818,019)	(1,433,835)
Minority interest in net income of consolidated subsidiary	365,514	(14,018)	-
Loss on sale of minority interest in Aura Realty	(231,000)	(626,676)	-
Gain on sale of investments	201,061	-	-
Interest expense	(2,409,732)	(2,656,592)	(2,495,551)
Other income (expense), net	(129,337)	362,096	1,549,882

Total other income (expense)	(2,703,494)	(3,753,209)	(2,379,504)

Loss before extraordinary item	(13,652,290)	(17,326,887)	(26,826,435)
Extraordinary item
Gain on extinguishment of debt, net of income taxes of $0	67,415	1,186,014	1,889,540

Net loss	$ (13,584,875)	$ (16,140,873)	$ (24,936,895)

Basic and diluted loss per share
Before extraordinary item	$ (0.03)	$ (0.05)	$ (0.09)
Extraordinary item	-	0.01	0.01

Total basic and diluted loss per share	$ (0.03)	$ (0.04)	$ (0.08)

Weighted-average shares outstanding	430,923,150	415,863,637	327,587,590

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Series A Preferred Stock Shares	Series A Preferred Stock Shares	Common Stock Shares	Common Stock Amount	Committed Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)

Balance, February 28, 2001		$ -	291,089,582	$ 1,455,394	$ -	$263,332,470	$(262,742,829)	$ 2,045,035
Issuance of common stock
in private placements			37,650,782	188,237		13,215,876		13,404,113
for conversion of notes payable			31,398,771	156,994		11,706,261		11,863,255
to satisfy liabilities			18,500,802	92,504		6,921,208		7,013,712
for exercise of stock options and warrants			102,500	512		27,263		27,775
for re-pricing requirements			8,947,631	44,738		(44,738)		-
Offering costs						(74,912)		(74,912)
Committed common stock recorded under repricing agreements					3,310,650			3,310,650
Net loss							(24,936,895)	(24,936,895)

Balance, February 28, 2002			387,690,068	1,938,379	3,310,650	295,083,428	(287,679,724)	12,652,733

Issuance of common stock
in private placements			41,700,830	208,504		5,485,497		5,694,001
from committed stock			923,077	4,615	(207,692)	203,077		-
to satisfy liabilities			659,175	3,296		166,444		169,740

Common stock returned			(50,000)	(250)		(29,750)		(30,000)
Beneficial conversion feature on convertible notes payable						1,484,837		1,484,837
Issuance of stock options
as compensation expense						53,076		53,076
as consulting expense						192,404		192,404
Issuance of warrants						659,321		659,321
Offering costs						(23,063)		(23,063)
Net loss							(16,140,873)	(16,140,873)

Balance, February 28, 2003			430,923,150	2,154,544	3,102,958	303,275,271	(303,820,597)	$ 4,712,176

Warrants issued to debtholders						494,265		494,265
Beneficial conversion feature on convertible notes payable						827,375		827,375
Issuance of Series A Preferred Stock
in private placements	57,090	285				259,215		259,500
for conversion of notes payable	534,020	2,671				3,674,464		3,677,135
Issuance of stock options
as compensation expense
as consulting expense
Issuance of warrants
Net loss							(13,584,875)	(13,584,875)

Balance, February 29, 2004	591,110	$ 2,956	430,923,150	$ 2,154,544	$ 3,102,958	$308,530,590	$(317,405,473)	$(3,614,425)

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended February 29, 2004, February 28, 2003 and 2002

	2004	2003	2002

Cash flows from operating activities
Net loss	$(13,584,876)	$(16,140,873)	$(24,936,895)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	571,734	966,852	5,868,089
(Gain) loss on disposition of assets	(201,061)	21,348	65,823
Loss on sale of minority interest Aura Realty	231,000	626,676	-
Change in allowance for doubtful accounts	-	94,310	-
Reserve for Note Receivable	2,042,340
Change in reserve for inventory obsolescence	550,968	(117,411)	1,510,871
Impairment of long-lived assets and investments	2,500,397	3,118,019	9,095,394
Gain on extinguishment of debt	(65,594)	(1,186,014)	(1,889,540)
Minority interest in net income of consolidated subsidiary	(365,514)	14,018	-
Stock options issued as compensation expense	-	53,075	-
Stock options issued as consulting expense	-	192,404	-
Beneficial conversion feature on convertible debt	1,090,639	1,484,837	-
Adjustment to accounts payable	-	-	(651,685)
Adjustments to legal settlements	-	-	(750,000)
Operating expenses satisfied with stock	-	169,740	278,801
(Increase) decrease in
Accounts receivable	(271,585)	(437,534)	965,700
Inventories	130,614	636,110	(1,260,896)
Other current assets	(92,500)	62,169	224,182
Other assets	131,364	(562,265)	(4,300)
Increase (decrease) in
Accounts payable and accrued expenses, net of effect of settlements and sale of minority interest in Aura Realty	609,437	1,063,477	2,744,148
Deferred income	375	160,500	-

Net cash used in operating activities	(6,722,272)	(9,780,562)	(8,740,308)

Cash flows from investing activities
Payments received on notes receivable	174,053	181,725	155,857
Purchase of property, plant, and equipment	(24,684)	(6,491)	(255,733)
Proceeds from disposal of property, plant, and equipment	-	57,591	-
Proceeds from sale of investments	415,000	-	-
Proceeds from sale of minority interest in Aura Realty	-	1,463,000	-

Net cash provided by (used in) investing activities	564,369	1,695,825	(99,876)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2004	2003	2002

Cash flows from financing activities
Proceeds from notes payable and convertible notes payable	$6,366,080	$ 2,510,746	$ 500,000
Payments on notes payable	(548,170)	(1,046,650)	(5,139,308)
Net proceeds from issuance of preferred stock	259,500
Net proceeds from issuance of common stock	-	5,640,938	13,329,201
Proceeds from exercise of stock options	-	-	775
Net proceeds from exercise of warrants	-	-	27,000

Net cash provided by financing activities	6,077,410	7,105,034	8,717,668

Net increase (decrease) in cash and cash equivalents	(80,493)	(979,703)	(122,516)
Cash and cash equivalents, beginning of year	163,693	1,143,396	1,265,912

Cash and cash equivalents, end of year	83,200	$ 163,693	$ 1,143,396

Supplemental disclosures of cash flow information
Interest paid	$324,872	$ 621,047	$ 1,081,122

Income taxes paid	$ -	$ -	$ -

Supplemental schedule of non-cash financing and investing activities

During the year ended February 29, 2004, the Company:

- issued $125,811 of convertible notes payable in satisfaction of $125,811 in contractual obligations arising from the sale of the convertible notes payable.

During the year ended February 28, 2003, the Company:

-         issued 659,175 shares of common stock in satisfaction of $169,740 in liabilities and contractual obligations.

-         issued 923,077 shares of common stock that were committed at February 28, 2002 valued at $207,692.

During the year ended February 28, 2002, the Company:

-         restructured $16,179,900 of debt and related accrued interest into 31,398,771shares of common stock valued at $15,173,905, resulting in a pre-tax extraordinary gain for the early extinguishment of debt of $1,005,995. An additional 14,714,000 of the common shares (related to guaranteed share re-pricing agreements), with a value totaling $3,310,650 were not issued as of February 28, 2002 and have been reflected on the consolidated Statement of Stockholders' equity as committed common stock (923,077 of such shares were issued in fiscal 2003). The gain, in addition to an $883,846 gain resulting from a creditor's forgiveness of the remaining balance of an unsecured note payable plus accrued interest, has been reflected as an extraordinary item in the accompanying consolidated financial statements.

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

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements of the Company have been prepared on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, as a result of the Company's losses from operations and its default on certain of its obligations (see Note 9), there is substantial doubt about its ability to continue as a going concern. The 2004 Recapitalization Transactions (see Note 18) are intended to provide the Company a firm financial base, however, there can be no assurance that they will be consummated and it is likely that the Company will need additional funding beyond the preliminary commitments the Company has received. Failure to obtain such additional financing when and in the amounts needed could require the Company to cease operations.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Aura and subsidiary, Aura Realty, Inc. (see Note 4). Investments in affiliated companies are accounted for by the equity or cost method, as appropriate. Significant inter-company amounts and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and in banks. The Company maintains its cash deposits at several banks located throughout the United States. Deposits at each bank are insured by the Federal Deposit Insurance Corporation up to $100,000. As of February 29, 2004 and February 28, 2003, uninsured portions of the balances at those banks aggregated to $0 and $28,999, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk on cash and cash equivalents.

Accounts Receivable

Accounts receivable consist primarily of amounts due from customers. The Company has provided for an allowance for doubtful accounts, which management believes to be sufficient to account for all uncollectible amounts.

Inventories

Inventories are valued at the lower of cost (first-in, first-out) or market. Due to continuing lower than projected sales, the Company is holding inventories in excess of what it expects to sell in the next fiscal year. As of February 29, 2004 and February 28, 2003, $7,496,484 and $7,573,225, respectively, of inventories have been classified as long-term assets. See Note 5.

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

Patents and Trademarks

The Company capitalizes the costs of obtaining or acquiring patents and trademarks. Amortization of patent and trademark costs is provided for by the straight-line method over the shorter of the legal or estimated economic life. Amortization expense was $187,028, $308,329, and $308,329 for the years ended February 29, 2004, February 28, 2003 and 2002, respectively. Accumulated amortization was $694,295 and $2,272,787 as of February 29, 2004 and February 28, 2003, respectively. If a patent or trademark is rejected, abandoned, or otherwise invalidated, the unamortized cost is expensed in that period. During fiscal 2004, the Company recorded a $2,000,398 long-lived asset impairment charge resulting from the write off of some of the Company's patents and trademarks. The Company reevaluated its intentions with regard to its patents and trademarks related to products outside its core business and wrote-off the carrying value of patents not related to products in production. The Company expects to recognize $65,728 of amortization expense on its remaining patents for each of the next five years.

Valuation of Long-Lived Assets

The Company reviews long-lived assets and identifiable intangibles in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," on at least an annual basis or whenever events or circumstances indicate that the carrying amount of such assets may not be fully recoverable. During the years ended February 29, 2004 and February 28, 2003 and 2002, the Company recorded asset impairment charges on certain of its long-lived assets (see Note 7 and Note 18).

Stock-Based Compensation

SFAS No. 123, "Accounting for Stock-Based Compensation," establishes and encourages the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value of stock-based compensation determined as of the date of grant and is recognized over the periods in which the related services are rendered. The statement also permits companies to elect to continue using the current implicit value accounting method specified in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," to account for stock-based compensation. The Company has elected to use the implicit value based method and to disclose the pro forma effect of using the fair value based method to account for its stock-based compensation.

If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under this plan consistent with the methodology prescribed by SFAS No. 123, the Company's net loss and loss per share would be reduced to the pro forma amounts indicated below for the years ended February 29, 2004 and February 28, 2003 and 2002:

	2004	2003	2002

Net loss, As reported	$(13,738,258)	$(16,140,873)	$(24,936,895)
Intrinsic value expense	-	53,076	-
Stock-based employee compensation expense determined under fair value presentation for all options	(1,965,275)	(2,224,102)	(1,431,821)

Pro forma net loss	$(15,703,533)	$(18,311,899)	$(26,368,716)

Basic loss per common share:
As reported	$ (0.03)	$ (0.04)	$ (0.08)
Pro forma	$ (0.04)	$ (0.04)	$ (0.08)

For purposes of computing the pro forma disclosures required by SFAS No. 123, the fair value of each option granted to employees and directors is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended February 29, 2004, February 28, 2003 and 2002: dividend yields of 0%, 0%, and 0%, respectively; expected volatility of 120%, 98% and 70%, respectively; risk-free interest rates of 1.7%, 2.3% and 4.9%, respectively; and expected lives of 2.0, 2.0 and 2.14 years, respectively.

The weighted-average fair value of options granted in fiscal 2004 was $0.040, and the weighted-average exercise price was $0.065.

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

Advertising Expense

Advertising costs are charged to expense as incurred and were immaterial for the years ended February 29, 2004, February 28, 2003 and 2002.

Research and Development

Research and development costs are expensed as incurred.

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

The Company has significant income tax net operating losses; however, due to the uncertainty of the realizability of the related deferred tax asset, a reserve equal to the amount of deferred income taxes has been established at February 29, 2004 and February 28, 2003.

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

Major Customers

During the year ended February 29, 2004, the Company conducted business with three customers whose sales comprised of 58% of net sales. As of February 29, 2004, three customers accounted for 52% of total accounts receivable. During the year ended February 28, 2003, the Company conducted business with one customer whose sales comprised of 22% of net sales. As of February 28, 2003, three customers accounted for 61% of total accounts receivable.

Recently Issued Accounting Pronouncements

In December 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements." This pronouncement requires the consolidation of variable interest entities, as defined, and is effective immediately for variable interest entities created after January 31, 2003, and for variable interest entities in which an enterprise obtains an interest after that date. The Company does not have any variable interest entities, and therefore, this interpretation is not expected to have a material impact on the Company's financial statements.

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

At the December 1, 2002 closing under the Agreement, the Company transferred 49.9% of its stock in Aura Realty to the Purchasers, delivered a $1,000,000 note payable to the Purchasers (the "Aura Note"), and granted the Purchasers a security interest in the Ceramic Note (see Note 6) to secure certain aspects of its performance under the Agreement and the Lease. A second closing was to occur after the current mortgage note holder consented to transfer the stock to the Purchasers and executed the Lease.

At that time, the Company was to deliver its remaining Aura Realty stock to the Purchasers in exchange for the return and cancellation of the Aura Note. If the current mortgage note holder did not consent to the transfer of the stock to the Purchasers and execution of the Lease, the Purchasers were to obtain a substitute mortgage note through a refinancing. In the event that such a refinancing is required, the Company would be required to pay certain additional costs.

In connection with the sale, the Purchasers also received warrants to purchase 15,000,000 shares of common stock of the Company within five years from December 1, 2002 at exercise prices ranging from $0.15 to $0.25 per share. The value of the warrants was calculated at $659,321 using the Black-Scholes method of valuation. In addition, the Purchasers subscribed to purchase 21,366,347 shares of the Company's common stock for approximately $1. The Company is required to issue 8,151,324 additional shares of common stock and has issued, in fiscal 2004, warrants to purchase 5,500,000 shares of common stock to the Purchasers because of its failure to register the shares for resale (see Note 12). The additional warrants were valued at $231,000 using the Black-Scholes pricing model and have been recorded, in fiscal 2004, as an additional loss on the sale of the minority interest in Aura Realty.

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

The assets and liabilities of Aura Realty at February 29, 2004 and February 28, 2003 consisted of the following:

	2004	2003

Current assets	$ 21,673	$ 26,112
Property and equipment, net	6,672,583	6,892,692
Other assets	108,165	133,617

Total assets	$ 6,802,421	$ 7,052,421

Total liabilities	$ 5,473,973	$ 4,952,357

Total equity	$ 1,328,448	$ 2,100,064

The Company originally recorded and reported this transaction as a sale of 100% of its Aura Realty subsidiary. The events subsequent to February 28, 2003 raised significant doubt that the remainder of the transaction contemplated by the Agreement would ever be completed. As a result, the Company has effectively sold a 49.9% interest in Aura Realty. The Purchasers' interest in Aura Realty has been recorded as minority interest in consolidated subsidiary, and the minority interest in net income of consolidated subsidiary has been classified as such on the accompanying statement of operations for the period applicable.

The loss on the sale of a minority interest in the Aura Realty subsidiary recorded in fiscal 2003 is calculated as follows:

Net cash received	$ 1,463,000
Deposits held back by the Purchasers	564,000
Fees	105,000
Less execution of note payable	(1,000,000)

Total sale price	1,132,000
Value of warrants issued	(659,321)
Net book value of minority interest in Aura Realty at date of sale	(1,099,355)

Loss on sale of minority interest in Aura Realty	$ (626,676)

In June 2003, the mortgage note holder had not consented to the transaction, and Aura failed to make certain payments to the Purchasers as required under the Agreement. At that time, the Company entered into a forbearance agreement with the Purchasers which requires the Company to:

1. Use its best efforts to effect a registration of all warrants previously issued to the Purchasers per the Agreement;

2. Execute and deliver an assignment of its interest in the Alpha Ceramic Note (see Note 6) to the Purchasers;

3. Enter into an exclusive listing agreement for the sale of it real estate property; and

4. Take necessary action to stop the pending foreclosure and arrange for payment of any arrearages under the mortgage.

In June 2004, the Company paid the remaining arrearages under the mortgage note, which cured the defaults and halted the foreclosure proceedings. The Aura Note became due and payable per its terms on May 31, 2004. As of July 31, 2004, Aura had not paid the Aura Note and the Purchasers had not presented a formal demand for payment / notice of default. In conjunction with the 2004 Recapitalization Agreements, the Company is currently in negotiations with the Purchasers to approve a sale of the buildings to different purchasers, which would, among other things, terminate the Company's obligations under the Agreement including payment of the Aura Note (see Note 18). There can be no guarantee that the Company and the Purchasers will reach an agreement, in which case, the Company's obligations under the Agreement and the Aura Note would continue.

NOTE 5 - INVENTORIES

Inventories at February 29, 2004 and February 28, 2003 consisted of the following:

	2004	2003

Raw materials	$ 4,004,785	$ 3,846,439
Finished goods	6,333,358	6,819,286
	10,338,143	10,665,725
Reserve for potential product obsolescence	(2,032,000)	(1,678,000)

	8,306,143	8,987,725
Non-current portion	7,496,484	7,573,225

Current portion	$ 809,659	$ 1,414,500

Inventories consist primarily of components and completed units for the Company's AuraGen® product.

Early in its AuraGen® program, the Company determined it was most cost-effective to outsource production of components and subassemblies to volume-oriented manufacturers, rather than produce these parts in house. As a result of this decision, and based on then anticipated sales, the Company purchased, prior to fiscal 2001, a substantial inventory of components at volume prices, most of which was then assembled into finished AuraGen® units. Since sales did not meet such expectations, the Company has been selling product from this inventory for several years. Management has analyzed its inventories based on its current business plan, current orders for future delivery, and pending proposals with prospective customers and has determined that the Company does not expect to realize all of its inventories within the next year. The net inventories as of February 29, 2004 and February 28, 2003 which are not expected to be realized within a 12-month period have been reclassified as long term.

The Company has also assessed the net realizability of these assets, and the potential obsolescence of inventory. In accordance with this assessment, management has recorded a reserve of $2,032,000 and $1,678,000 at February 29, 2004 and February 28, 2003, respectively.

NOTE 6 - NOTES RECEIVABLE

In March 2000, the Company sold its ceramics facility to the former president of the Aura Ceramic, Inc. division for cash and a note receivable in the amount of $2,500,000 (the "Ceramic Note"). The note receivable required a $100,000 down payment, bears interest at 8% per annum, requires a monthly payment of $30,332, and matures on October 1, 2007.

On December 1, 2002, the Company entered into the Agreement (see Note 4) with a group of individuals. As part of the closing under the agreement, the Company granted the Purchasers a security interest in the Ceramic Note and assigned its monthly payments to the Purchasers in lieu of rent expense. In June 2003, the Company assigned its interest in the Alpha Ceramic Note to the Purchasers under a forbearance agreement (see Note 4).

Neither the Purchasers nor Aura have received any payments under the Ceramic Note since November 2003 and the remaining $2,042,340 principal balance of the Ceramics Note has been reserved as uncollectible as of February 29, 2004 and is included in bad debt expense in Selling, General and Administrative expenses in the accompanying financial statements.

NOTE 7 - PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment at February 29, 2004 and February 28, 2003 consisted of the following:

	2004	2003

Land	$ 3,187,997	$ 3,187,997
Buildings	6,408,796	6,408,796
Machinery and equipment	1,823,285	1,798,600
Furniture and fixtures	2,308,023	2,308,023
Leasehold improvements	135,935	135,935

	13,864,036	13,839,351
Less accumulated depreciation and amortization	6,924,607	6,495,840

Property, plant and equipment, net	$ 6,939,429	$ 7,343,511

Depreciation and amortization expense was $641,246, $658,523 and $5,868,089 for the years ended February 29, 2004, February 28, 2003 and 2002, respectively.

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

In the second quarter of fiscal 2003, the Company's Board of Directors approved a plan to sell the land and buildings which are currently used as Aura's headquarters and operating location. The Company's analysis of market conditions for the sale of such real estate indicated the current market value of this real estate was less than its recorded net book value. As a result, the Company recorded an asset impairment charge of $2,300,000, in accordance with SFAS No. 144, as part of the loss from operations.

NOTE 8 - LONG-TERM INVESTMENTS

Long-term investments and their related loss reserves at February 29, 2004 and February 28, 2003 consisted of the following:

	2004

	Net Book Value	Reserve	Book Value

Aquajet Corporation (a)	$ -	$ (923,835)	$ 923,835
Algo Technology, Inc. (b)	-	(1,348,652)	1,348,652
Telemac (c)	286,061	(429,092)	715,153

Total	$ 286,061	$(2,701,579)	$ 2,987,640

	2003

	Net Book Value	Reserve	Book Value

Aquajet Corporation (a)	$ -	$ (923,835)	$ 923,835
Algo Technology, Inc. (b)	500,000	(848,652)	1,348,652
Telemac (c)	500,000	(750,000)	1,250,000

Total	$ 1,000,000	$(2,522,487)	$ 3,522,487

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

(b)   During the year ended February 28, 2003, Aura recognized a $700,000 impairment charge in its investment in Algo Technologies as management concluded that Algo's financial condition made it unlikely that the Company could sell the investment without a substantial discount from its carrying value. During the year ended February 29, 2004, after Algo moved out of the space it was utilizing in Aura's headquarters facility, the Company recorded an additional $500,000 impairment, which resulted in a total impairment of this investment because management determined it was unlikely to realize any value on this investment.

(c)    During fiscal 1999, the Company sold a portion of its shares in Telemac Cellular Corp. ("Telemac") back to Telemac. The Company then entered into a cancellation of shares agreement, whereby it tendered the remaining shares to Telemac in exchange for a $2,500,000 note receivable from Telemac. The final payment on the note of $1,250,000, plus interest accrued at 8% per annum, was due in February 2002. Per the terms of the agreement, Telemac elected to pay Aura in Telemac common shares at an exchange price of $5 per share rather than in cash. Aura received 313,232 common shares in exchange for the final payment. During the year ended February 28, 2002, the Company recorded an impairment on this investment of $750,000 as it expected an other-than-temporary decrease in the value to an estimated $500,000, or $1.60 per share. In fiscal 2004, the Company sold a 133,712 of its shares of Telemac common stock for $415,000, or $3.10 per share, which resulted in a gain of $201,601. The remaining shares of Telemac stock have been specifically pledged as security for the Secured Notes (see Note 9).

NOTE 9 - NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE

Notes payable and convertible notes payable at February 29, 2004 and February 28, 2003 consisted of the following:

	2004	2003

Convertible notes payable (a)	$ 5,775,973	$ -
Convertible notes payable (b)	-	2,012,320
Convertible notes payable (c)	625,000	1,750,000
Notes payable - buildings (d)	4,952,531	5,058,774
Note payable - related party (e)	1,000,000	1,000,000
Litigation payable (f)	2,201,604	2,201,604
Trade debt (g)	983,345	1,308,533
Notes payable - equipment (h)	7,376	14,147

	15,545,829	13,345,378
Less current portion	10,674,024	13,305,103

Long-term portion	$ 4,871,805	$ 40,275

(a)    Represents secured notes payable (the "Secured Notes") on June 15, 2004, bearing interest at 10% per annum and convertible at the option of the holder into new debt or equity securities at of the Company at a 20% discount to the best terms by which such new debt or equity is sold to any new investor. The Secured Notes may be prepaid on notice at a 15% premium. Repayment of the Secured Notes is secured by substantially all the assets of the Company (with limited exceptions). The beneficial conversion feature of these notes was valued at $348,555 and has been recorded as interest expense in the accompanying financial statements. As of July 30, 2004, the holders of the Secured Notes have not presented a demand for payment that are currently due and payable.

In connection with the foregoing financing, primarily as inducements to the lender to continue to provide interim funding, the Company agreed to issue warrants to purchase an aggregate of 3,200,000 shares of common stock at a price per share of $0.11, exercisable through January 7, 2011, and additional warrants (with a net exercise feature) to purchase an aggregate of 10,209,878 shares of common stock at a price per share of $0.024. These warrants were valued at $195,200 and have been recorded as interest expense in the accompanying financial statements.

Repayment of the Secured Notes is secured by substantially all the assets of the Company (with limited exceptions). Pursuant to the 2004 Recapitalization Transactions, the maturity of such notes is expected to be extended to June 30, 2005, the conversion discount / prepayment premium is to be eliminated, and a portion of such notes are to be converted into Series B Preferred Stock (see Note 18. There can be no assurance that the proposed 2004 Recapitalization Transactions will be completed or that all of the Secured Notes will be extended and converted as contemplated by these transactions.

(b)   The convertible notes payable (the "5% Convertible Notes") were entered into with investors. The notes payable bear interest at 5% per annum, mature at various dates, and are convertible into shares of the Company's convertible, redeemable preferred stock at a rate of $1 for each $2.20 of convertible, redeemable preferred shares. The Company evaluated the notes for beneficial conversion features below the market price of the Company's common shares and recorded $1,168,218 of interest expense in fiscal 2003. On March 31, 2003, these notes were converted into shares of Series A Preferred (see Note 12).

(c)    Convertible notes payable carry an 8% interest rate and are convertible into common stock at various conversion rates (the "8% Convertible Notes"). In fiscal 2004, $1,125,000 these notes were adjusted to be convertible into shares of convertible, redeemable preferred stock, and such conversion was completed (see Note 12). The Company recorded interest expense of $316,619 related to the original conversion feature on the debt in fiscal 2003.

(d)   Notes payable - buildings consists of a First Trust Deed on two buildings in California used as the Company's headquarters bearing interest at 7.625% per annum. A final balloon payment is due in fiscal 2009. In April 2003, the Company defaulted on these notes payable and, in June 2004, cured such defaults. As such, at February 28, 2003, these notes payable were classified as current liabilities.

(e)    Note payable - related party consisted of a $1,000,000 note payable, which was entered into in connection with the sale of a minority interest in Aura Realty (see Note 4). The note payable bears interest at 12.3% per annum and is secured by a security interest in the Ceramic Note (see Note 6). The Company was required to make interest-only payments for the first 17 months of the term, and the entire $1,000,000 principal was due on May 31, 2004. Aura was unable to make the principal payment as demanded by the Purchasers and the note is now in default.

(f)     The litigation payable represents the legal settlements entered into by Aura with various parties. These settlements call for payment terms with 8% interest rate to the plaintiffs through fiscal 2004. The Company is in default with respect to payments required under these settlements.

(g)    Restructured trade debt with payment terms over a three-year period with interest at 8% per annum commencing in January 2000. The Company is in default with respect to payments required under these restructuring agreements.

During the fiscal 2003, the Company settled $1,456,213 of this trade debt, including accrued interest of $198,000, for $385,142. The total gain on the extinguishment of debt of $1,050,995 is reflected as an extraordinary item in the accompanying consolidated financial statements and resulted in extraordinary income per share of less than $0.01. In addition, as part of the transaction, the Company entered into a convertible note payable agreement with a group of investors for $307,862. This note was converted into Series A convertible preferred stock in fiscal 2004 (see Note 12).

(h)    Notes payable - equipment consists of a note maturing in February 2005 with an interest rate of 8.45%.

Future maturities of notes payable at February 29, 2004 were as follows:

Year Ending February,
2005	$10,674,024
2006	123,856
2007	133,778
2008	177,395
2009	4,436,776
Thereafter	-

Total	$15,545,829

NOTE 10 - ACCRUED EXPENSES

Accrued expenses at February 29, 2004 and February 28, 2003 consisted of the following:

	2004	2003

Accrued payroll and related expenses	$ 421,158	$ 431,579
Accrued interest	726,212	422,339
Accrued severance	250,750	554,288
Other	834,109	364,730

Total	$ 2,232,229	$ 1,772,936

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

Each of the former employees agreed to be available to the Company for a period of one year and was entitled to payments aggregating 85% of their former salaries. Because management considered such payment more in the nature of severance than consulting fees, the Company recognized $1,080,525 of compensation expense as of February 28, 2002, (approximately 75% of the value of the contracts) and recognized the remaining amount in the first quarter of fiscal 2003.

The Company defaulted on its payment obligations under these separation agreements during fiscal 2003. During fiscal 2004, these former employees brought a suit against the Company to collect these defaulted payments and other damages (see Note 11).

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

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Leases

At February 29, 2004, the Company did not have any significant long-term operating leases. Rent expense charged to operations amounted to $412,531, $956,951 and $868,236 for the years ended February 29, 2004, February 28, 2003 and 2002, respectively.

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

During fiscal 2004, a group of former officers of the Company (the "Former Officers"), who resigned on February 28, 2002 following the commencement of an SEC investigation into the Company's accounting practices (as described below), filed a number of lawsuits against the Company. A description of each suit is set forth below:

  On July 23, 2003, the Former Officers filed a lawsuit against the Company seeking payment of amounts owed under a consulting arrangement. The Company had renegotiated the amounts payable under the consulting arrangement, but defaulted on such payments. The suit seeks full payment based on their original employment agreements, which had been revised and replaced prior to their resignations. The accruals reflected on the Company's financial statements were based on the revised agreements and, should these former officers be awarded the full amount sought in this suit, the Company would be required to record additional expense of approximately $1,100,000.
  On February 8, 2004, the Former Officers, along with other plaintiffs, filed a lawsuit alleging, among other things, breach of contract and fraud. At issue were shares of the Company's common stock that were to be issued to the Former Officers and the other plaintiffs as a penalty for the Company's failure to register certain shares of common stock purchased in calendar 2002 (the "Penalty Shares"). The Company has reflected the obligation to issue the Penalty Shares on its balance sheet at February 29, 2004.
  On May 22, 2003, Kurtzman, a member of Former Management, filed a "Petition for Writ of Mandamus" requesting access to the Company's books and records as a shareholder of the Company (the "Petition"). The Petition was dismissed on May 20, 2004;

These Former Officers are expected to participate in the 2004 Recapitalization Transactions and settlement of these suits is contemplated within these transactions (see Note 18). There can be no assurance that the 2004 Recapitalization Transactions will be completed and that these suits with thereby be resolved.

In June 2002, the Securities and Exchange Commission ("SEC") brought a civil action against the Company, NewCom (a former subsidiary of Aura), and certain former members of the Company's management team, including Zvi (Harry) Kurtzman (the Company's former Chief Executive Officer) and Steven Veen (the Company's former Chief Financial Officer) for violations of the antifraud and books and records provisions of the securities laws. The complaint relates to the financial statements for various transactions during fiscal years 1996 through 1999. The SEC brought a related action against Gerald Papazian (the Company's former President). Without admitting or denying the allegations in the complaint, the Company as well as the former officers filed consents agreeing to settle the case. The Company consented to a permanent injunction against violations of specified sections of the securities laws, with no penalty imposed based on the Company's financial condition. Mr. Kurtzman consented to a permanent injunction against violations of specified sections of the securities laws, a $75,000 civil penalty and a permanent bar from serving as an officer or director of a publicly-traded company. Mr. Veen consented to a permanent injunction against violations of specified sections of the securities laws, a $50,000 civil penalty and a five-year suspension from appearing or practicing before the SEC. Mr. Papazian consented to a permanent injunction against violations of specified sections of the securities laws and a $25,000 civil penalty. In September 2002, a federal grand jury indicted three officers of NewCom, including Mr. Veen, on various conspiracy and fraud charges related to NewCom's financial statements. This matter was brought to trial in 2003 and Mr. Veen was acquitted of all charges.

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

The Company is involved in certain legal proceedings and claims which arise in the normal course of business. Management does not believe that the outcome of these matters will have a material effect on the Company's financial position or results of operations

Settlements in Fiscal 2004

On December 11, 2002, one of the Company's former vendors filed suit against the Company, alleging the Company breached the terms of a payment plan for $283,296. The settlement discussions between the two parties have been largely unsuccessful. During fiscal 2004, the plaintiff obtained a summary judgment for its damages plus its costs. The Company negotiated an agreement, subsequently amended, with the plaintiff under which the Company would pay $250,000 over time in full settlement of this judgment. As of July 30, 2004, the Company had made all required payments per the amended agreement. The Company has recorded this liability in full in the accompanying financial statements.

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

During the year ended February 29, 2004, the Company issued 591,110 shares of Series A:

  57,090 of these shares were issued for cash totaling $259,500 in private offerings to various third parties at an average price of $4.55 per share of Series A or an effective average price per common share of $0.036 on an "if converted" basis;
  522,238 of these shares were issued in conversion of $2,499,509 of principal and accrued interest of the 5% Convertible Notes (see Note 9) to various third parties at an average price of $4.79 per share of Series A or an effective average price per common share of $0.038 on an "if converted" basis; and
  11,782 of these shares were issued in conversion of $1,178,167 of principal and accrued interest of the 8% Convertible Notes (see Note 9) to various third parties at an average price of $10.00 per share of Series A or an effective average price per common share of $0.08 on an "if converted" basis.

Common Stock

At February 29, 2004 and February 28, 2003, the Company had 500,000,000 shares of $0.005 par value common stock authorized for issuance.

As described below, as of February 29, 2004 and February 28, 2003, the Company has commitments to issue, in exchange for consideration already received, approximately 22 million shares of common stock. This is in addition to outstanding stock options, warrants and convertible securities.

During the year ended February 29, 2004, the Company did not issue any shares of common stock.

During the year ended February 28, 2003, the Company issued 41,700,830 shares of common stock for cash totaling $5,694,001 in private offerings to various third party investors and issued 923,077 shares of common stock totaling $207,692 from committed stock.

During the year ended February 28, 2003, the Purchasers of a minority interest in Aura Realty purchased 21,366,347 shares of the Company's common stock for $1,493,000 at an average price of $0.07 per share. The Company is required to issue up to 8,151,324 additional shares to the Purchasers as a result of the Company's failure to timely file a registration statement covering such shares (see Note 4). These shares have been included in Committed Common Stock at Feburary 29, 2004 in the accompanying financial statements. As these shares are to be issued in relation to a common stock transaction, no expense has been recorded.

During the year ended February 28, 2002, the Company issued 35,906,981 shares of common stock in private placements.

Debt Extinguishments and Settlements for Common Stock

During the year ended February 28, 2003, the Company issued 659,175 shares of common stock in satisfaction of $169,740 in liabilities and contractual obligations.

During the year ended February 28, 2002, the Company restructured $16,179,900 of debt and related accrued interest into 31,398,771 shares of common stock valued at $15,173,905, resulting in a pre-tax extraordinary gain for the early extinguishment of debt of $1,005,995. This was originally recorded as a gain on extinguishment of debt of $4,316,645. However, due to price protection commitments, the former debt holders may be entitled to receive an additional 14,714,000 common shares resulting in an $3,310,650 adjustment to the gain on extinguishment of debt. The gain, in addition to an $883,545 gain resulting from a creditor's forgiveness of the remaining balance of an unsecured note payable plus accrued interest has been reflected as an extraordinary item in the accompanying consolidated financial statements. The additional 14,714,000 shares, valued at $3,310,650, were recorded as committed common stock on the February 28, 2002 balance sheet. During the year ended February 28, 2003, 923.077 shares of committed common stock were issued; none were issued during the year ended Februrary 29, 2004. As of February 29, 2004 and February 28, 2003, 13,790,924 common shares with a value totaling $3,102,958 are reflected on the consolidated statement of stockholders' equity as committed common stock.

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

A summary of the Company's outstanding options and activity under the director's plan is as follows:

	Number of Shares	Weighted-Average Exercise Price
Outstanding, February 28, 2002 and 2003 and February 29, 2004	450,000	$ 2.06 - 2.30
Exercisable, February 29, 2004	450,000	$ 2.06 - 2.30

Employee Stock Options

The 1989 Stock Option Plan has granted the maximum allowable number of options authorized. In March 2000, the Company's Board of Directors adopted the 2000 Stock Option Plan, a non-qualified plan which was subsequently approved by the stockholders. The 2000 Stock Option Plan authorizes the grant of options to purchase up to 10% of the Company's outstanding common shares.

During the year ended February 29, 2004, the Company:

  issued stock options to employees to purchase 10,126,302 of the Company's common stock, 1,876,302 of these shares were a reallocation of shares granted to employees in January 2003 that terminated their employment prior to vesting in these options.
  issued stock options to various Board members and consultants to purchase 12,150,000 of the Company's common stock.

Options issued to employees and employee directors were issued with an exercise price equal to the fair market value of the Company's common stock and the value of options, as determined by the Black-Scholes model, of consultant options was not material.

Activity in the employee stock option plans was as follows:

	1989 Plan		2000 Plan

	Number of Shares	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price

Outstanding, February 28, 2001	5,431,000	$ 1.79 - 7.31	17,433,000	$ 0.31 - 0.60
Granted	-	$ -	18,849,001	$ 0.45 - 0.64
Canceled	(20,000)	$ 3.00	(428,250)	$ 0.31 - 0.45
Expired	(6,000)	$ 7.25	(437,750)	$ -
Outstanding, February 28, 2002	5,405,000	$ 1.79 - 7.31	35,844,251	$ 0.31 - 0.64
Granted	-	$ -	17,201,400	$ 0.24
Canceled	(4,438,000)	$ 1.79 - 7.31	(14,409,750)	$ 0.32
Outstanding, February 28, 2003	967,000	$ 1.79 - 7.31	38,635,901	$ 0.31 - 0.64
Granted	-	$ -	28,676,302	$ 0.05 - 0.12
Canceled	(253,000)	$ 1.79 - 7.31	(1,911,799)	$ 0.08 - 0.64
Outstanding, February 28, 2004	714,000	$ 1.79 - 7.31	55,400,404	$ 0.05 - 0.64
Exercisable, February 28, 2004	714,000	$ 1.79 - 7.31	52,534,727	$ 0.05 - 0.64

Certain option issuances, cancellations, and expiration numbers presented in prior years have been corrected. Amounts related to these corrections are not material to the financial statements.

The weighted-average remaining contractual life of the employee options outstanding at February 29, 2004 was 7.64 years. The exercise prices for the options outstanding at February 29, 2004 ranged from $0.05 to $7.31, and information relating to these options is as follows:

Range of Exercise Prices	Stock Options Outstanding	Stock Options Exercisable	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price of Options Outstanding	Weighted-Average Exercise Price of Options Exercisable

$0.05 - 0.35	33,891,403	31,075,726	8.59 years	$0.07	$0.08
$0.36 - 3.00	22,114,001	22,064,001	7.81 years	$0.57	$0.58
$3.01 - 7.31	109,000	109,000	4.05 years	$3.47	$3.47

	56,114,404	53,248,727

Warrants

During the year ended February 29, 2004, in connection with the Intercreditor Secured Debt financing (see Note 9), primarily as inducements to the lenders to continue to provide interim funding, the issued warrants to purchase an aggregate of 3,200,000 shares of common stock at a price per share of $0.11, exercisable through January 7, 2011. Subsequent to year-end, the Company issued warrants (with a net exercise feature) to purchase an aggregate of 10,209,878 shares of common stock at a price per share of $0.024 to the same lenders, again as inducements to continue to provide interim funding.

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

The Company agreed to file a registration statement with the SEC within 60 days of closing under the Agreement and issued 5,500,000 additional warrants to the Purchasers during fiscal 2004 because it failed to do (see Note 4). These warrants were valued at $231,000 , using the Black-Scholes pricing model, which is recorded in the accompanying fiscal 2004 financial statements as an additional loss on the sale of the minority interest in Aura Realty.

At February 29, 2004 and February 28, 2003, there were warrants outstanding to purchase 44,247,312 and 48,956,727 shares, respectively, of the Company's common stock, exercisable at an average price of $0.44 and $038, respectively, per share.

As of February 29, 2004, the aggregate number of outstanding options, warrants, and common share equivalents was significantly in excess of the authorized but unissued number of shares of the Company's common stock. Management intends to seek shareholder approval of an increase in the Company's authorized shares sufficient to satisfy all existing commitments and create available shares for potential future investments. However, such approval is not guaranteed. In the event that management determines that they are not able to get shareholder approval, the value of the warrants may be required to be classified as a liability under the provisions of EITF 00-19 - Accounting for Deriviative Financial Instruments Indexed To and Potentially Settled In a Company's Own Stock.

Activity in issued and outstanding warrants was as follows:

	Number of Shares	Exercise Prices
Outstanding, February 28, 2001	22,800,515	$ 0.27 - 2.54
Issued	14,904,812	$ 0.20 - 0.55
Exercised	(100,000)	$ 0.27
Expired	-	$ -
Outstanding, February 28, 2002	37,605,327	$ 0.20 - 2.25
Issued	15,000,000	$ 0.15
Exercised	-	$ -
Expired	-	$ -
Outstanding, February 28, 2003	52,605,327	$ 0.15 - 2.54
Issued	11,800,000	$ 0.05 - 0.15
Exercised	-	$ -
Expired	20,258,015	$ 0.20 - 0.48
Outstanding, February 28, 2004	44,247,312	$ 0.05 - 2.54

NOTE 13 - INCOME TAXES

The Company has not incurred any income tax expense since inception. The actual tax benefit differs from the expected tax benefit computed by applying the United States federal corporate tax rate of 34% to loss before income taxes as follows for the years ended February 29, 2004 and February 28, 2003 and 2002:

	2004	2003	2002

Expected tax benefit	34.0%	34.0%	34.0%
State income taxes, net of federal benefit	6.0	6.0	6.0
Changes in valuation allowance	(40.0)	(40.0)	(40.0)
Total	- %	- %	- %

The following table summarizes the significant components of the Company's deferred tax asset at February 29, 2004 and February 28, 2003:

	2004	2003

Deferred tax asset
Property, plant, and equipment and other	$ 6,100,000	$ 4,800,000
Net operating loss carryforward	107,500,000	104,800,000
Valuation allowance	(113,800,000)	(109,600,000)
Net deferred tax asset	$ -	$ -

The Company recorded an allowance of 100% for its net operating loss carryforward due to the uncertainty of its realization.

A provision for income taxes has not been provided in these financial statements due to the net loss. At December 31, 2003, the Company had operating loss carryforwards of approximately $262,000,000, which expire through 2024.

NOTE 14 - EMPLOYEE BENEFIT PLANS

The Company sponsored two employee benefit plans: The Employee Stock Ownership Plan (the "ESOP") and a 401(k) plan. In addition, the options granted under the 1989 and 2000 Stock Option Plans are valid and subject to exercise.

The ESOP is a qualified discretionary employee stock ownership plan that covers substantially all employees. The Company did not make any contributions to the ESOP during the years ended February 29, 2004, February 28, 2003 and 2002.

The Company sponsors a voluntary, defined, contribution 401(k) plan. The plan provides for salary reduction contributions by employees and matching contributions by the Company of 20% of the first 7% of the employees' pre-tax contributions. The matching contributions by the Company included in selling, general, and administrative expenses were $21,253, $44,720 and $58,025 for the years ended February 29, 2004, February 28, 2003 and 2002, respectively.

NOTE 15 - RELATED PARTY TRANSACTIONS

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

During the year ended February 28, 2002, the Company entered into a short-term loan agreement with a member of the Board of Directors for $250,000, bearing interest at 10% per annum. The note payable, including accrued interest of $2,500, was repaid in the first quarter of fiscal 2003.

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

Total net revenues from customer geographical segments are as follows for the years ended February 29, 2004 and February 28, 2003 and 2002:

	2004	2003	2002

United States	$ 1,841,000	$ 997,000	$ 2,792,000
Canada	1,000	27,000	39,000
Europe	3,000	21,000	218,000
Asia	19,000	59,000	67,000

Total	$ 1,864,000	$ 1,104,000	$ 3,116,000

NOTE 17 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following tables list the Company's quarterly financial information for the years ended February 29, 2004, February 28, 2003 and 2002:

2004

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year

Net revenues	$ 97,612	$ 519,679	$ 726,692	$ 520,342	$1,864,325
Gross profit	30,829	230,730	424,229	276,574	378,588
Loss from operations	(1,643,011)	(3,271,243)	(1,429,628)	(4,605,143)	(10,948,796)
Net loss	(2,225,284)	(3,536,450)	(1,886,177)	(5,936,964)	(13,584,875)
Basic and diluted loss per share	$ (0.005)	$ (0.008)	$ (0.005)	$ (0.014)	$ (0.032)

2003

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year

Net revenues	$ 183,739	$ 272,978	$ 423,066	$ 223,987	$ 1,103,770
Gross profit	$ 102,753	$ 127,858	$ 223,912	$ 78,148	$ 532,671
Loss from operations	$ (3,290,539)	$ (5,219,668)	$ (2,238,263)	$ (2,825,208)	$ (13,573,678)
Net loss	$ (3,958,201)	$ (5,694,039)	$ (2,334,550)	$ (4,154,083)	$ (16,140,873)
Basic and diluted loss per share	$ (0.01)	$ (0.01)	$ -	$ (0.01)	$ (0.04)

2003

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year

Net revenues	$ 2,874,569	$ 863,773	$ 306,126	$ (928,173)	$ 3,116,295
Gross profit (loss)	$ 1,433,946	$ 550,099	$ 137,252	$ (1,996,609)	$ 124,688
Loss from operations	$ (3,393,606)	$ (5,248,819)	$ (3,871,227)	$ (11,933,279)	$ (24,446,931)
Net loss	$ (2,105,698)	$ (6,034,811)	$ (1,094,577)	$ (15,701,809)	$ (24,936,895)
Basic and diluted loss per share	$ (0.01)	$ (0.02)	$ -	$ (0.05)	$ (0.08)

NOTE 18 - SUBSEQUENT EVENTS

Subsequent to year end through July 30, 2004, the Company received interim funding to meet its immediate cash needs as follows:

  $1,410,000 from Koyah Leverage Partners, LLP and other investors in the Secured Notes. These amounts were added to the Secured Notes (see Note 9).
  $300,000 from individuals affiliated with the Aries Group Ltd. as an advance against their purchase of Series B Preferred Stock contemplated in the 2004 Recapitalization Transactions (see below).
  $400,000 from the purchasers under the contemplated sale and lease back of the Company's headquarters facilities as an advance against such purchase. These funds were used to cure the defaults on the mortgage note related to the real estate (see Note 9).

In April 2004, the Company issued warrants (with a net exercise feature) to purchase an aggregate of 10,209,878 shares of common stock at a price per share of $0.024 to Koyah Leverage Partners, LLP and other investors in the Secured Notes, primarily as inducements to continue to provide interim funding.

In June 2004, the Company cured all remaining payment defaults, including late fees and penalty interest charges, related to the mortgage note payable secured by the Company's headquarters facility. A portion of the funds required to make this cure payment were provided as an advance against the contemplated purchase of the real estate included in the 2004 Recapitalization Transactions as described more fully below. At July 30, 2004, this note was no longer in default.

The 2004 Recapitalization Transactions

In May and June 2004, the Company reached nonbinding agreements in principle with a number of parties that, if consummated, would resolve the Company's monetary defaults on its headquarters mortgage, settle certain litigation involving the Company and former management, provide for additional equity at closing, provide for conversion to equity of existing secured debt and provide for changes in the Company's senior management and Board of Directors (together, the "2004 Recapitalization Transactions"). Management believes that following completion of the 2004 Recapitalization Transactions, including receipt of funding, the Company will have a more stable financial condition. Completion of the 2004 Recapitalization Transactions would substantially dilute the interests of existing stockholders, reducing by at least one-half their proportional interest in the Company. Although nonbinding term sheets have been executed with the parties for each of these transactions, no assurances can be given that the transactions will close in the immediate future or at all. In the event the agreements are not consummated, it is likely that the Company would need to file for bankruptcy protection. Even if the 2004 Recapitalization Transactions are completed as anticipated, the Company will continue to require forbearance of several creditors and may require additional financing in the next twelve months as it seeks to increase its sales. As a result of the 2004 Recapitalization Transactions, the Company will record an as yet undetermined charge to earnings due to the settlement of certain litigation at amounts in excess of those currently reserved on the Company's balance sheet, and the expected loss on the sale of the headquarters facility.

The 2004 Recapitalization Transactions include four related components: the sale of the Company's headquarters facility; the settlement of outstanding litigation with the Aries Group (see Note 19), conversion of Intercreditor Secured Debt into equity and the receipt of new equity funding. Each component involves in the issuance of shares of a new series of preferred stock, Series B Cumulative Convertible Preferred Stock (the "Series B Preferred Stock").

Issuance and Terms of Series B Preferred Stock. Each of the components of the 2004 Recapitalization Transactions involves issuance of Series B Preferred Stock. To consummate the 2004 Recapitalization Transactions, the Company's Board of Directors intends to designate five (5) million shares of the Company's authorized preferred stock as Series B Cumulative Convertible Preferred Stock. The new Series B Preferred Stock will rank senior to the Company's common stock and Series A Convertible, Redeemable Preferred Stock (the "Series A Preferred Stock"), accrues dividends at an annual rate of 8% and is convertible into shares of the Company's common stock at $0.02 per common share. The conversion price is subject to adjustment to the lowest price at which the Company in the future sells shares of common stock, with limited exceptions. The Company has the right to force conversion of the Series B Preferred Stock into common stock upon the satisfaction of a number of conditions, including the Company's common stock trading at a price in excess of $0.10 for twenty consecutive trading days. The Series B Preferred Stock has class voting rights to elect four directors of the Company and to approve certain corporate transactions, including the issuance of any shares of preferred stock on parity with or senior to the Series B Preferred Stock. As discussed below, certain shares of Series B Preferred Stock may be sold at a substantial discount to their liquidation preference.

The Series B Preferred Stock cannot be converted into common shares unless and until the Company's shareholders approve an increase in the number of authorized common shares. As part of the 2004 Recapitalization Transactions, the Company is committing to seek such shareholder approval as soon as possible.

In addition, the Company has a tentative arrangement to convert all accrued Series A Preferred dividends into Series B Preferred stock. This will result in issuance of 75,655 shares of Series B Preferred.

The Sale of the Headquarters Facility. In May 2004, the Company, Aura Realty and the minority shareholders in Aura Realty (the "Realty Minority Shareholders") agreed, subject to certain conditions, to a sale of the Company's headquarters facility to a buyer (the "Real Estate Buyer") controlled by Yair Ben-Moshe and David Maimon (the "May 2004 Agreements"). On June 11, 2004, the Realty Minority Shareholders sent notice to the Company that it had defaulted on the agreement as that pertained to the settlement with the Realty Minority Shareholders and terminated the agreement. The Company has continued negotiations with the Realty Minority Shareholders since that date but has not yet been successful in getting them to recommit to the May 2004 Agreements or any other settlement. Such an agreement with the Realty Minority Shareholders is a condition precedent to the Real Estate Buyer's obligation to complete the purchase.

Through July 30, 2004, Messrs. Ben-Moshe and Maimon have advanced the Company $0.4 million , which has been used, combined with other funds provided by the Company, to cure all existing defaults with the mortgagor and bring the note current. Such payment will be applied to the purchase price and, in the event closing of such sale does not occur, will be deemed to be an unsecured loan to the Company bearing interest at 10% per annum and payable in 24 equal monthly payments, and convertible, at the option of the holder, into Series B Preferred Stock.

As contemplated, the sales price of the property is $7.8 million, of which approximately $5.0 million would be used to repay the existing mortgage, $1.6 million would be paid to the Realty Minority Shareholders,$0.8 million would be credited to the Real Estate Buyer for deposits required under the lease back (discussed below) and building repairs and the remaining approximately $0.4 million has already been advanced to the Company as of July 30, 2004. In addition to the subject real estate, the Real Estate Buyer would also receive 220,000 units of the Series B Placement (as described below) and four-year warrants to purchase 15,000,000 shares of the Company's commons stock at an exercise price of $0.075. At closing of the sale, Aura would lease back a portion of the premises (the warehouse and the first floor of the office building) for a period of 4 years at a monthly rent of $56,000, triple net. Aura will provide a security deposit of approximately $0.67 million, to be applied to the fourth year's rent. Also at closing, (i) the Realty Minority Shareholders would cancel the existing $1.0 million note issued by Aura on December 1, 2002, and receive from Aura a new note in the amount of $0.25 million, bearing interest at 12.3% and payable over 24 months, (ii) the Alpha Ceramics note with a balance due of approximately $2.0 million as of July 30, 2004, which had been assigned to the Realty Minority Shareholders, would be reassigned to the Real Estate Buyer (this note is currently nonperforming; no payments have been received since November 2003), (iii) and the Realty Minority Shareholders would receive shares of Series B Preferred Stock with a liquidation preference of $0.15 million. Aura is obligated to pay the Realty Minority Shareholders $40,582 per month for continued use of the facility pending closing of the sale; such amount is in addition to continued payments due under the mortgage. As of July 30, 2004, the Company was in default of making such payment to the Realty Minority Shareholders for the month of July. Upon closing of the transactions described above, the Realty Minority Shareholders would release any further claims they have related to Aura Realty and the December 1, 2002 Sale/Leaseback Agreement.

The Series B Placement.The Company is seeking to raise a minimum of $5 million and a maximum of $15 million in a private placement of units consisting of shares of Series B Preferred Stock and warrants to purchase common stock. The Company has received preliminary indications of interest from subscribers proposing to invest an aggregate of approximately $6.9 million (exclusive of payments on real estate transaction and conversion of Intercreditor Secured Debt).

Certain funds have already advanced to the Company to be applied to the placement; as of July 30, 2004, approximately $0.6 million has been received. The Company has used and would be unable to return such funds in the event the offering does not close; in which case, such funds evidence short-term indebtedness of the Company. The Company proposes to sell the units at the liquidation preference of the shares of Series B Preferred Stock, with each unit to include warrants to purchase common stock in an amount equal to the 25% of the number of shares of common stock obtainable upon conversion of the associated Series B Preferred Stock, at a price per share of $0.02, exercisable for seven years. Thus, for an investment of $100,000, an investor receives shares of Series B Preferred Stock with a liquidation preference of $100,000, convertible into 5,000,000 shares of common stock, and warrants to purchase an additional 1,250,000 shares of common stock. It is anticipated that purchasers of the units may pay all or a portion of the purchase price in the form of unsecured personal promissory notes bearing interest at 8% and payable with a term up to nine months. Because the fair market value of the promissory notes may be deemed to be substantially less than their face value, and also because a portion of the consideration must be assigned to the included warrants, the Company will be selling shares of Series B Preferred Stock at a substantial discount to their liquidation preference, and the Company's capital accounts may not be increased by the full liquidation preference of the offering.

The Conversion of Intercreditor Secured Debt to Equity. Subject to the Company completing each of the transactions constituting the 2004 Recapitalization Transactions and raising at least $3.0 million in in the equity offering not to be used for the real estate or litigation settlement, the holders of the Intercreditor Secured Debt (with a balance, including accrued interest of approximately $7.2 million as of July 30, 2004) have agreed to convert $2.0 million of such debt into shares of Series B Preferred Stock and warrants, on the same terms as the cash investors. To the extent the Company raises new capital funding in excess of such amounts and meets other specified conditions, including but not limited to having an effective registration of its common stock, such holders would convert an additional amount of Intercreditor Secured Debt equal to the amount of such new excess capital funding obtained. The agreement also extends the due dates of the remaining notes to June 15, 2005 and gives holders of the Intercreditor Secured Debt the right to convert all or a portion of such debt at any time on the foregoing terms, terminates any other rights they hold to convert the Intercreditor Secured Debt at preferential rates into new securities sold by the Company subject to their conversion rights, and permits the Company to prepay such debt at any time without premium

Management Changes. In connection with the foregoing transactions, Mr. Meehan will resign from his position as Chief Executive Officer and receive one year's severance payments, as provided under a contract provided Mr. Meehan by the Company in February 2004. Mr. Meehan will continue to serve as a director of the Company. Mr. Rescino resigned his position as Interim Chief Financial Officer in June 2004 and has not been replaced. Mr. Rescino continues to provide the Company consulting services.

In addition, Messrs. Albert, Diamant and Harrington have agreed to resign from the Board of Directors of the Company effective with initial funding of the placement of Series B Preferred Stock. The new board members selected by the investors who are parties to the voting agreement are Raymond Yu, Dr. Fred Balister and Izar Fernbach. Mr. Meehan's continuance as a Board member represents the fourth Board member to be elected by the holders of the Series B Preferred Stock.

Capitalization of the Company. Assuming the 2004 Recapitalization Transactions are completed, with an offering size of the currently-anticipated $6.9 million and all of the outstanding Intercreditor Secured Debt is converted, the Company will have approximately 1.5 billion shares outstanding or committed for issuance. The principal investors in Series B Preferred Stock would be:

Investor	Series B Preferred Stock Shares	Common Shares, including Conversion of Series B	Common Shares from Exercise of Warrants	Post-issuance Beneficial Ownership (1)

Koyah Leverage Partners, LP and affiliates	1,017,539	254,384,778	63,507,183	28.5%
Yair Ben Moshe	547,947	136,986,668	41,364,436	14.4%
David Maimon	541,831	135,457,746	41,364,436	14.2%
Zvi Kurtzman	198,772	50,665,357	24,919,936	6.1%
Prudent Bear Fund, Inc.	162,532	40,633,068	7,937,500	8.6%
All other (30 persons)	753,959	193,725,328	61,357,000	20.5%

(1) Common shares from conversion of Series B Preferred Stock and exercise of warrants plus any beneficially owned shares as shown in Item 12 for each investor divided by the sum of 430,923,150 shares outstanding plus the estimated total number of common shares that investors in the Series B Preferred Stock as a group have the right to acquire plus, in each case, the other shares as to which the particular stockholder has the right acquire, as indicated in the applicable footnote to Item 12. Note that investors in Series B Preferred Stock not listed in Item 12 may have beneficial ownership positions in the Company of less than 5% that are not considered in this presentation.

There can be no assurance that the 2004 Recapitalization Transactions will be consummated as described.

NOTE 19 - SUBSEQUENT EVENT (UNAUDITED)

The 2004 Recapitalization Transactions (see Note 18) include provisions for the settlement of outstanding litigation with the Aries Group as described below:

The Litigation Settlement. As a precondition to obtaining new funding , the Company has negotiated a tentative litigation settlement with Zvi Kurtzman, certain other formers members of its management, and certain other individuals, all of whom are collectively referred to as the "Aries Group". The settlement contains mutual general releases, mutual covenants not to sue and terminates the litigation described in Item 3 - Legal Proceedings under the heading Former Management Suits and other litigation brought by members of the Aries Group against management of the Company. Pursuant to the settlement, the Company would agree (i) to pay members of the Aries Group an aggregate of $801,509 in sixteen monthly installments (which total payments may be reduced to $726,508 if Aura timely pays all installments), subject to acceleration if certain additional capital raising targets are met and subject to the option to convert unpaid amounts into units of the Series B Placement,(as described below) (ii) to reinstate approximately 14 million options and warrants previously issued to members of the Aries Group with exercise prices not less $0.31 per share of common stock, (iii) to issue to members of the Aries Group new ten-year warrants to purchase an aggregate of 34,500,000 shares of common stock exercisable at a price of $0.07 per share, (iv) issue to members of the Aries Group 6,208,048 shares of the Company's common stock and (v) to issue to members of the Aries Group shares of Series B Preferred Stock with an aggregate liquidation preference of $458,583 and approximately 5.7 million seven-year warrants exercisable at a price of $0.02, consistent with the Series B Placement described below. Certain members of the Aries Group are also participating in the Series B Placement. A failure of the Company to pay amounts due or issue shares or warrants as provided by the settlement terminates the Aries Group's requirement to fund its Series B commitment. Conversely, a failure of the Aries Group to pay amounts due pursuant to its Series B commitment waives the Company's requirement to pay amounts due under the settlement unless and until such payments are made.

SUPPLEMENTAL INFORMATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Aura Systems, Inc. and subsidiaries

Our audits were conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The consolidated supplemental schedule II is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

Our report covering the basic financial statements indicates that there is substantial doubt as to the Company's ability to continue as a going concern, the outcome of which cannot presently be determined and that the financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California

July 10, 2004

VALUATION AND QUALIFYING ACCOUNTS - SCHEDULE II

	Balance, Beginning of Year	Additions charged to Operations	Deductions from Reserve	Balance, End of Year
Reserve for doubtful accounts (see Note 3 and 6)
February 29, 2004	$244,310	$2,042,340	$98,310	$2,188,340
February 28, 2003	$ 150,000	$ 94,310	$ -	$ 244,310
February 28, 2002	$ 160,000	$ -	$ (10,000)	$ 150,000
Reserve for obsolete inventories (see Note 5)
February 29, 2004	$1,678,000	$ 354,000	$ -	$2,032,000
February 28, 2003	$1,795,411	$ -	$ (117,411)	$ 1,678,000
February 28, 2002	$ 291,404	$ 1,510,871	$ (6,864)	$ 1,795,411
Reserve for investment (see Note 8)
February 29, 2004	$2,522,487	$ 500,000	$ 320,908	$ 2,701,579
February 28, 2003	$ 1,822,487	$ 700,000	$ -	$ 2,522,487
February 28, 2002	$ 388,652	$ 1,433,835	$ -	$ 1,822,487