Form 10-K/A
period 2004-02-29
AURA SYSTEMS INC
filed 2004-08-20
CIK 826253

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

[X] For the fiscal year ended......................................February 29, 2004
OR
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

TABLE OF CONTENTS

		PAGE NO.
PART I		2
	ITEM 1. BUSINESS	2 - 14
	ITEM 2. PROPERTIES	15
	ITEM 3. LEGAL PROCEEDINGS	16 - 19
	ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	20
	ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS	20

PART II		21
	ITEM 6. SELECTED FINANCIAL DATA	21 - 22
	ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	23 - 40
	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	41
	ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	41
PART III		42
	ITEM 10. DIRECTORS AND OFFICERS OF THE COMPANY	42 -45
	ITEM 11. EXECUTIVE COMPENSATION	46 - 51
	ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT	52 - 55
	ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	56

PART IV		57
	ITEM 14. FINANCIAL STATEMENTS, SCHEDULES, REPORTS ON FORM 8-K AND EXHIBITS	57 - 58

	INDEX TO EXHIBITS	59

	CERTIFICATION	60-62

	Index to Consolidated Financial Statements

The purpose of this amended filing is to include exhibits omitted from the previous filing.

Aura 2003 Form 10-K	1

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

Aura 2004 Form 10-K	2

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

Aura 2004 Form 10-K	3

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

Aura 2004 Form 10-K	4

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

Aura 2004 Form 10-K	5

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

Aura 2004 Form 10-K	6

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

Aura 2004 Form 10-K	7

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

Aura 2004 Form 10-K	8

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

Aura 2003 Form 10-K	9

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

Aura 2003 Form 10-K	10

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

Aura 2003 Form 10-K	11

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

Aura 2003 Form 10-K	12

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

Aura 2003 Form 10-K	13

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

Aura 2003 Form 10-K	14

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

Aura 2003 Form 10-K	15

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

Aura 2003 Form 10-K	16

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

Aura 2003 Form 10-K	17

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

Aura 2003 Form 10-K	18

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

Aura 2003 Form 10-K	19

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

Company had approximately 9,500 stockholders of record as of July 30, 2004.

Period	High	Low
------	-----	-----
Fiscal 2003
First Quarter ended May 31, 2002	$0.399	$0.195
Second Quarter ended August 31, 2002	$0.180	$0.072
Third Quarter ended November 30, 2002	$0.130	$0.071
Fourth Quarter ended February 28, 2003	$0.135	$0.059

Fiscal 2004
First Quarter ended May 31, 2003	$0.104	$0.057
Second Quarter ended August 31, 2003	$0.070	$0.032
Third Quarter ended November 30, 2003	$0.130	$0.055
Fourth Quarter ended February 28, 2004	$0.109	$0.052

On July 30, 2004, the reported closing sales price for the Company's common stock was $0.037.

Aura 2003 Form 10-K	20

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

AURA SYSTEMS, INC. AND SUBSIDIARIES

	February 29, 2004	February 28, 2003	February 28, 2002	February 28, 2001	February 29, 2000

Net revenues	$ 1,864,325	$ 1,103,770	$ 3,116,295	$ 2,512,508	$ 5,788,221
Cost of goods sold	$ 934,769	$ 571,099	$ 1,480,736	$ 1,216,637	$ 1,957,854
Inventory write down	$ 550,968	$ -	$ 1,510,871	$ -	$ -
Gross profit (loss)	$ 378,588	$ 532,671	$ 124,688	$ 1,295,871	$ 3,830,367

Expenses:
Engineering, research & development	$ 2,135,061	$ 3,956,886	$ 9,224,376	$ 8,762,793	$ 11,614,892
Selling, general and administrative	$ 7,191,925	$ 7,374,961	$ 10,006,844	$12,695,833	$ 10,725,397
Class action litigation & other legal settlements	$ -	$ 233,259	$ (2,750,000)	$ 1,512,769	$ 427,091
Adjustment to accounts payable	$ -	$ -	$ (651,685)	$(1,046,324)	$ 2,350,671
Impairment losses on long-lived assets	$ 2,000,398	$ 2,300,000	$ 7,661,559	$ -	$ -
Severance expense	$ -	$ 241,243	$ 1,080,525	$ -	$ -

Total expenses	$ 11,327,384	$ 14,106,349	$ 24,571,619	$ 21,925,071	$ 25,118,051

Aura 2003 Form 10-K	21

	February 29, 2004	February 28, 2003	February 28, 2002	February 28, 2001	February 29, 2000

Loss from operations	$(10,948,796)	$ (13,573,678)	$(24,446,931)	$(20,629,200)	$(21,287,684)

Other (income) and expense:
Impairment of investments	$ 500,000	$ 818,019	$ 1,433,835	$ 240,000	$ -
Loss on sale of minority interest in Aura Realty	$ 231,000	$ 626,676	$ -	$ -	$ -
(Gain) loss on sale of investments	$ (201,061)	$ -	$ -	$ -	$ -
Interest expense	$ 2,409,732	$ 2,656,592	$ 2,495,551	$ 2,263,916	$ 4,476,690
Other	$ 129,337	$ (362,096)	$ (535,179)	$ (446,399)	$ (1,454,641)
Provision (benefit) for taxes	$ -	$ -	$ (1,549,882)	$ (2,203,145)	$ (1,361,003)
Minority interest	$ (365,514)	$ 14,018	$ -	$ -	$ -

Loss from continuing operations	$(13,652,290)	$(17,326,687)	$(26,826,435)	$(20,929,971)	$(24,403,371)

Discontinued operations:
Loss from discontinued operations, net of income taxes	$ -	$ -	$ -	$ -	(4,131,501)
Extraordinary Item
Gain on extinguishment of debt obligations, net of income taxes	$ 67,415	$ 1,186,014	$ 1,889,540	$ -	$ 19,068,916

Net loss	$(13,584,875)	$(16,140,873)	$(24,936,895)	$(20,929,971)	$ (9,465,956)

Net loss per common share	$ (0.03)	$ (0.04)	$ (0.08)	$ (0.08)	$ (0.08)

Loss from continuing operations per common share	$ (0.03)	$ (0.05)	$ (0.08)	$ (0.08)	$ (0.20)

Loss from discontinued operations per common share	$ -	$ -	$ -	$ -	$ (0.03)

Extraordinary income per common share	$ -	$ 0.01	$ -	$ -	$ 0.15

Weighted average number of common shares	430,923,150	415,863,637	327,587,590	261,568,346	124,294,051

Working capital	$(14,011,245)	$(15,626,271)	$ (2,512,553)	$ (5,105,345)	$ 826,213
Total assets	$ 17,760,733	$ 23,767,866	$ 28,761,990	$ 45,278,043	$ 56,122,538
Total debt	$ 15,545,829	$ 13,345,378	$ 10,895,466	$ 38,485,108	$ 48,756,226
Net stockholders' equity (deficit)	$ (3,614,425)	$ 4,712,176	$ 12,652,733	$ 2,045,035	$ 1,516,008

Aura 2003 Form 10-K	22

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

Aura 2003 Form 10-K	23

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

Aura 2003 Form 10-K	24

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

Aura 2003 Form 10-K	25

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

Aura 2003 Form 10-K	26

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

Aura 2003 Form 10-K	27

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

Aura 2003 Form 10-K	28

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

Aura 2003 Form 10-K	29

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

Aura 2003 Form 10-K	30

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

Aura 2003 Form 10-K	31

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

Aura 2003 Form 10-K	32

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

Aura 2003 Form 10-K	33

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

Aura 2003 Form 10-K	34

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

There can be no assurance that additional interim funding will be obtained.

Aura 2003 Form 10-K	35

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

Aura 2003 Form 10-K	36

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

Aura 2003 Form 10-K	37

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

Aura 2003 Form 10-K	38

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

Aura 2003 Form 10-K	39

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

Aura 2003 Form 10-K	40

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Consolidated Financial Statements at page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Aura 2003 Form 10-K	41

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

Aura 2003 Form 10-K	42

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

Aura 2003 Form 10-K	43

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

Aura 2003 Form 10-K	44

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

Aura 2003 Form 10-K	45

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

		Annual Compensation		Long Term
Name and Principal Position	Fiscal Year ended February 28/29	Salary	Other	Compensation Options/SARs (1)	Other Compensation

Neal Meehan (2) Chairman, Chief Executive Officer and President	2004	$176,148	$0	6,500,000	$25,990 (5)
	2003	$105,000	$0	6,125,000 (4)	$45,584 (5)

Jacob Mail Senior Vice President - Operations and Chief Operating Officer	2004	$164,285	$0	1,604,239	$ --
	2003	$173,753	$0	514,100	$ --
	2002	$176,327	$0	300,000	$ --
David Rescino (3) Interim Chief Financial Officer	2004	$ 55,705	$0	600,000	$ 5,645 (5)
	2003	$ 39,840	$0	-- (6)	$16,731 (5)

Aura 2003 Form 10-K	46

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

Aura 2003 Form 10-K	47

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
AND FISCAL YEAR-END OPTION/SAR VALUES

	Number of Unexercised Options/SARs at Fiscal Year End		Value of Unexercised In-the Money Options/ SARs at Fiscal Year End*
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
Neal Meehan	12,875,000	0	$0	$0
Jacob Mail	4,068,339	0	$25,428	$0
David Rescino	600,000	0	$0	$0

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

Aura 2003 Form 10-K	48

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

Aura 2003 Form 10-K	49

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

Aura 2003 Form 10-K	50

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

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN* AMONG AURA SYSTEMS, INC., THE NASDAQ STOCK MARKET (U.S.) INDEX AND THE S & P INDUSTRIAL INDEX

Aura 2003 Form 10-K	51

Cumulative Total Return

		1999	2000	2001	2002	2003	2004

Aura Systems, Inc.	Return %		-31.58	36.36	-17.78	-74.86	-30.11
	Cum $	$100.00	$68.42	$93.30	$76.71	$19.18	$13.40

S&P INDUSTRIALS	Return %		17.39	-15.99	-8.95	-23.24	36.12
	Cum $	$100.00	$117.39	$98.62	$89.80	$68.93	$93.83

NASDAQ US	Return %		104.32	-54.45	-18.85	-23.85	51.76
	Cum $	$100.00	$204.32	$93.07	$75.52	$57.51	$87.28

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

Aura 2003 Form 10-K	52

Beneficial Owner	Number of Shares of Common Stock	Percent of Common Stock (14)
Prudent Bear Funds, LLC and/or David W. Tice & Associates (1)	58,266,700	12.5%
The Lancer Group (2)	50,355,168	11.4%
James M. Simmons and/or ICM Asset Management, Inc and/or Koyah Ventures LLC and/or Koyah Leverage Partners, LP (3)	40,871,803	9.2%
Gardner Lewis Asset Management L.P. (4)	20,597,369	4.8%
Neal Meehan (5)	13,188,750	3.0%
Carl Albert (6)	8,570,893	2.0%
Jacob Mail (7)	4,198,378	*
Salvador Diaz-Verson, Jr. (8)	3,375,129	*
Lawrence A. Diamant (9)	3,103,779	*
James S. Harrington (10)	2,050,000	*
John Pincavage (11)	975,000	*
David Rescino (11)	600,000	*
Harry E. Soyster(11)(12)	550,000	*
All current executive officers and Directors as a group (8 persons) (13)	36,011,929	7.8%

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

Aura 2003 Form 10-K	53

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

Aura 2003 Form 10-K	54

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

The mailing address for the officers and directors is c/o Aura Systems, Inc., 2335 Alaska Avenue, El Segundo, CA 90245.

Beneficial Owner	Number of Shares of Series A Preferred	Percent of Series A Preferred (12)
Prudent Bear Funds, LLC and/or David W. Tice & Associates	285,300	48.3%
Congregation Or Hachaim	159,783	27.0%
Yair Ben-Moshe	43,505	7.4%
Richmond Holdings	40,188	6.8%
Isosceles Fund	33,155	5.6%

Aura 2003 Form 10-K	55

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

Aura 2003 Form 10-K	56

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

Aura 2003 Form 10-K	57

PART IV

ITEM 14. FINANCIAL STATEMENTS, SCHEDULES, REPORTS ON FORM 8-K AND EXHIBITS

A.     Documents filed as part of this Form 10-K:

1.      Financial Statements

See Index to Consolidated Financial Statements at page F-1

2.      Financial Statement Schedules

See Index to Consolidated Financial Statements at page F-1

3.      Exhibits

See Exhibit Index

B.     Reports on Form 8-K

None

Aura 2003 Form 10-K	58

INDEX TO EXHIBITS

Description of Documents

3.1	Restated Certificate of Incorporation of Registrant.
3.2	Bylaws of Registrant as amended to date. (1)
3.3	Certificate of Designation of Series A Convertible Redeemable Preferred (8)(filed as 99.3)
3.4	Certificate of Eliminatons of March 4, 2002 Series A Convertible Redeemeable Preferred Stock
3.5	Certificate of Designation of Series B Convertible Preferred Stock, dated March 26, 2004
3.6	Certificate of Eliminations of March 26, 2004 Series B Convertible Preferred Stock
10.1	Aura Systems, Inc. 1987 Stock Option Plan for Non-Employee Directors. (2)
10.2	Form of Aura Systems, Inc. Non-Statutory Stock Option Agreement. (2)
10.3	Aura Systems, Inc. 1989 Stock Option Plan. (3)
10.4	Aura Systems, Inc. 2000 Stock Option Plan (7)
10.5	Form of Aura Systems, Inc., Director Indemnification Agreement dated as of July 10, 2001. (1)(10.15)
10.6	Form of Agreement Regarding Termination of Employment dated as of December 21, 2001. (1)(10.16)
10.7	Escrow Agreement dated as of February 27, 2002, by and among Aura Systems, Inc. and Robinson, Diamant & Wolkowitz, a Professional Corporation, by Lawrence A. Diamant and Purchasers (1)(10.22)
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

10.10	Settlement Agreement and Mutual Release of All Claims dated as of February 26, 2002, by between Aura Systems Inc., and Infinity Investors Limited, et al. (1)(10.25)
10.11	Settlement Agreement and Mutual Release of All Claims dated as of February 26, 2002, by between Aura Systems Inc., and GSS/Array Technology, Inc., et al. (1)(10.26)
10.12	Form of Aura Systems, Inc. Subscription Agreement of May 2002 (1)(10.27)
10.13	Form of Aura Systems, Inc. Registration Rights Agreement of May 2002 (1)(10.28)
10.14	Settlement Agreement and Release dated as of May 7, 2002, by and between Aura Systems, Inc. and CRS Emergency Vehicles, Co. (1)(10.29)
10.15	Term Sheet dated as of February 12, 2002 (1)(10.30)
10.16	Employment Letter to Joshua Hauser dated February 26, 2002 (1)(10.31)
10.17	Severance agreement with Hauser (filed as 99.4)
10.18	Form of Convertible Note Term Sheets (4)(10.34)
10.19	Agreement for Sale and Leaseback dated as of December 1, 2002. (Aura Realty transaction) (5) (10.33.1, filed as 99.3, 99.4 and 99.5)
10.20	Lease Agreement dated as of December 1, 2002. (Aura Realty transaction) (5)(10.33.2, filed as 99.6)
10.21	Additional Security Agreement dated as of December 1, 2002. (Aura Realty transaction) (5)(10.33.3, filed as 99.8)
10.22	Form of Subscription Agreement and Registration Rights Agreement (5) (10.33.4, filed as 99.9 and 99.10)
10.23	Pledge Agreement dated as of December 1, 2002 (5)(10.33.4)(filed as 99.11)
10.24	Promissory Note dated as of December 1, 2002. (Aura Realty transaction) (5)(10.33.5,filed as 99.12)
10.25	Form of Warrant and Registration Rights Agreement (5)(10.33.6, filed as 99.13 and 99.14)
10.26	Form of Convertible Demand Note (5% Notes)(8)(10.26)(filed as 99.5)
10.27	Form of Convertible Demand Note (5% Discounted Notes) (8)(10.27)(filed as 99.6)
10.28	Form of Convertible Note (9)
10,29	Koyah Security Agreement (9)
10.30	Koyah Amendment and Waiver Agreement (9)
10.31	Koyah Additional Advance Agreement (9)
10.32	Warrant Amendment Agrement dated as of January 8, 2004
10.33	Exhibit A to Warrant Amendment Agreement - Form of Warrant
10.34	Intercreditor Agreement dated as of January 19, 2004
10.35	Form of Agreement for Loans Under the Intercreditor Agreement
10.36	Form of Convertible Promissory Note for Loans Under the Intercreditor Agreement
10.37	Form of Security Agreement for Loans Under the Intercreditor Agreement
10.38	Form of Stock Pledge Agreement for Loans Under the Intercreditor Agreement
10.39	Severance agreement letter to Neal Meehan dated February 12, 2004
10.40	Thirteenth Amendment Agreement,dated April 5, 2004, to Koyah lending agreements
10.41	Exhibit A to Thirteenth Amendment Agreement - Form of Warrant
10.42	Term Sheet for the Purchase of Real Property, dated May 25, 2004
10.43	Agreement, dated May 28, 2004, Pertaining to the Sale/Purchase of Company Real Property
10.44	Term Sheet v10, dated June 17, 2004, for Series B Cumulative Convertible Preferred
10.45	Receipt for Series B Funding from Aries Group, dated June 24, 2004
10.46	Receipt for Series B Funding from Aries Group, dated July 10, 2004
10.47	Receipt for Series B Funding from Aries Group, dated August 4, 2004

21	Subsidiaries of Aura Systems, Inc. (6)
99.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the referenced exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2002.
(2)	Incorporated by reference to the referenced exhibit to the Company's Registration Statement on Form S-1 (File No. 33-19531)
(3)	Incorporated by reference to the referenced exhibit to the Company's Registration Statement on Form S-8 (File No. 33-32993).
(4)	Incorporated by reference to the referenced exhibit to the Company's Quarterly Report on Form 10-Q for the period ended November 30, 2002.
(5)	Incorporated by reference to the referenced exhibit to the Company's Current Report on Form 8-K filed December 16, 2002.
(6)	Incorporated by reference to the referenced exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2001.
(7)	Incorporated by reference to the Appendix "A" to the Company's Form 14A Proxy Statement filed as of February 22, 2000.
(8)	Incorporated by reference to the referenced exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2003.
(9)	Incorporated by reference to the referenced exhibit to the Company's Quarterly Report on Form 10-Q for the period ended May 31, 2003

Aura 2003 Form 10-K	59

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

Signatures	Title	Date
/s/ Neal F. Meehan	President, Chief Executive Officer, Director and Chairman of the Board (Principal Executive Officer)	August 17, 2004
Neal F. Meehan

/s/ Lawrence Diamant*	Director	August 17, 2004
Lawrence Diamant

/s/ Salvador Diaz-Verson, Jr.*	Director	August 17, 2004
Salvador Diaz-Verson, Jr.

/s/ Neal F. Meehan	Director	August 17, 2004
Neal F. Meehan

/s/ John Pincavage*	Director	August 17, 2004
John Pincavage

/s/ James S. Harrington*	Director	August 17, 2004
James S. Harrington

/s/ Lt. General Harry E. Soyster*	Director	August 17, 2004
Lt. General Harry E. Soyster

* By: __/s/ Neal F. Meehan____

Neal F. Meehan, attorney-in-fact

Aura 2003 Form 10-K	60

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

By:	/s/ Neal F. Meehan
Neal F. Meehan
Chairman and Chief Executive Officer
August 17, 2004
Aura 2003 Form 10-K	61

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

By:	/s/ Neal F. Meehan
Neal F. Meehan
Acting Chief Financial Officer
August 17, 2004
Aura 2003 Form 10-K	62

Index to Consolidated Financial Statements

Independent Auditors' Reports on Consolidated Financial Statements and Financial Statement Schedule	F-2

Consolidated Financial Statements of Aura Systems, Inc. and Subsidiaries:

Consolidated Balance Sheets - February 29, 2004 and February 28, 2003	F-3
Consolidated Statements of Operations - Years ended February 29, 2004, February 28, 2003 and 2002	F-4
Consolidated Statements of Stockholders' Equity - Years ended February 29, 2004, February 28, 2003 and 2002	F-5 to F-6
Consolidated Statements of Cash Flows - Years ended February 29, 2004, February 28, 2003 and 2002	F-7
Notes to Consolidated Financial Statements	F-8 to F-34
Consolidated Financial Statement Schedule II: Valuation and Qualifying Accounts	F-35 to F-36

Schedules other than those listed above are omitted because they are not required or are not applicable, or the required information is shown in the respective consolidated financial statements or notes thereto.

Aura 2003 Form 10-K	F-1

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

SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California

July 10, 2004

Aura 2003 Form 10-K	F-2

CONSOLIDATED BALANCE SHEETS

	February 29, 2004	February 28, 2003

ASSETS

Current assets
Cash and cash equivalents	$ 83,200	$ 163,693
Accounts receivable, net of allowance for doubtful accounts of $2,188,340 and $244,310	682,302	410,717
Current inventories	809,659	1,414,500
Current portion of notes receivable	-	210,272
Other current assets	259,089	166,589

Total current assets	1,834,250	2,365,771

Property, plant, and equipment, net	6,939,429	7,343,511
Non-current inventories net of allowance for obsolete inventories of $2,032,000 and $1,678,000	7,496,484	7,573,225
Long-term investments, net	286,061	1,000,000
Notes receivable, net of current portion	-	2,006,121
Patents and trademarks, net	610,238	2,753,603
Other assets	594,271	725,635

Total assets	$ 17,760,733	$ 23,767,866

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$ 2,778,366	$ 2,753,503
Current portion of notes payable (including $1,000,000 and $1,000,000 to related parties)	4,273,052	9,542,786
Convertible notes payable	6,400,973	3,762,317
Accrued expenses	2,232,229	1,772,936
Deferred income	160,875	160,500

Total current liabilities	15,845,495	17,992,042

Notes payable, net of current portion	4,871,804	40,275

Total liabilities	20,717,299	18,032,317

Minority interest in consolidated subsidiary	657,859	1,023,373

Commitments and contingencies

Stockholders' equity (deficit)
Series A Convertible, Redeemable Preferred Stock, $0.005 par value, 1,500,000 shares authorized, 591,110 shares issued and outstanding	2,956	-
Common stock, $0.005 par value, 500,000,000 shares authorized 430,923,150 shares issued and outstanding	2,154,544	2,154,544
Committed common stock, 21,942,248 shares at February 29, 2004 and 13,790,924 shares at February 28, 2003	3,102,958	3,102,958
Additional paid-in capital	308,530,590	303,275,271
Accumulated deficit	(317,405,473)	(303,820,597)

Total stockholders' equity (deficit)	(3,614,425)	4,712,176

Total liabilities and stockholders' equity (deficit)	$ 17,760,733	$ 23,767,866

Aura 2003 Form 10-K	F-3

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended February 29, 2004, February 28, 2003 and 2002

	2004	2003	2002

Net revenues	$ 1,864,325	$ 1,103,770	$ 3,116,295
Cost of goods sold	934,769	571,099	1,480,736
Inventory write down	550,968	-	1,510,871

Gross profit	378,588	532,671	124,688

Operating expenses
Engineering, research and development	2,135,061	3,956,7876	9,224,376
Selling, general, and administrative	7,191,925	7,374,961	10,006,844
Legal settlements	-	233,259	(2,750,000)
Adjustment to accounts payable	-	-	(651,685)
Impairment losses on long-lived assets	2,000,398	2,300,000	7,661,559
Severance expense	-	241,243	1,080,525

Total operating expenses	11,327,384	14,106,349	24,571,619

Loss from operations	(10,948,796)	(13,573,678)	(24,446,931)

Other income (expense)
Impairment of investments	(500,000)	(818,019)	(1,433,835)
Minority interest in net income of consolidated subsidiary	365,514	(14,018)	-
Loss on sale of minority interest in Aura Realty	(231,000)	(626,676)	-
Gain on sale of investments	201,061	-	-
Interest expense	(2,409,732)	(2,656,592)	(2,495,551)
Other income (expense), net	(129,337)	362,096	1,549,882

Total other income (expense)	(2,703,494)	(3,753,209)	(2,379,504)

Loss before extraordinary item	(13,652,290)	(17,326,887)	(26,826,435)
Extraordinary item
Gain on extinguishment of debt, net of income taxes of $0	67,415	1,186,014	1,889,540

Net loss	$ (13,584,875)	$ (16,140,873)	$ (24,936,895)

Basic and diluted loss per share
Before extraordinary item	$ (0.03)	$ (0.05)	$ (0.09)
Extraordinary item	-	0.01	0.01

Total basic and diluted loss per share	$ (0.03)	$ (0.04)	$ (0.08)

Weighted-average shares outstanding	430,923,150	415,863,637	327,587,590
Aura 2003 Form 10-K	F-4

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Series A Preferred Stock Shares	Series A Preferred Stock Shares	Common Stock Shares	Common Stock Amount	Committed Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)

Balance, February 28, 2001		$ -	291,089,582	$ 1,455,394	$ -	$263,332,470	$(262,742,829)	$ 2,045,035
Issuance of common stock
in private placements			37,650,782	188,237		13,215,876		13,404,113
for conversion of notes payable			31,398,771	156,994		11,706,261		11,863,255
to satisfy liabilities			18,500,802	92,504		6,921,208		7,013,712
for exercise of stock options and warrants			102,500	512		27,263		27,775
for re-pricing requirements			8,947,631	44,738		(44,738)		-
Offering costs						(74,912)		(74,912)
Committed common stock recorded under repricing agreements					3,310,650			3,310,650
Net loss							(24,936,895)	(24,936,895)

Balance, February 28, 2002			387,690,068	1,938,379	3,310,650	295,083,428	(287,679,724)	12,652,733

Issuance of common stock
in private placements			41,700,830	208,504		5,485,497		5,694,001
from committed stock			923,077	4,615	(207,692)	203,077		-
to satisfy liabilities			659,175	3,296		166,444		169,740

Common stock returned			(50,000)	(250)		(29,750)		(30,000)
Beneficial conversion feature on convertible notes payable						1,484,837		1,484,837
Issuance of stock options
as compensation expense						53,076		53,076
as consulting expense						192,404		192,404
Issuance of warrants						659,321		659,321
Offering costs						(23,063)		(23,063)
Net loss							(16,140,873)	(16,140,873)

Balance, February 28, 2003			430,923,150	2,154,544	3,102,958	303,275,271	(303,820,597)	$ 4,712,176
Aura 2003 Form 10-K	F-5

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (cont.)

	Series A Preferred Stock Shares	Series A Preferred Stock Shares	Common Stock Shares	Common Stock Amount	Committed Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)

Warrants issued to debtholders						494,265		494,265
Beneficial conversion feature on convertible notes payable						827,375		827,375
Issuance of Series A Preferred Stock
in private placements	57,090	285				259,215		259,500
for conversion of notes payable	534,020	2,671				3,674,464		3,677,135
Issuance of stock options
as compensation expense
as consulting expense
Issuance of warrants
Net loss							(13,584,875)	(13,584,875)

Balance, February 29, 2004	591,110	$ 2,956	430,923,150	$ 2,154,544	$ 3,102,958	$308,530,590	$(317,405,473)	$(3,614,425)

Aura 2003 Form 10-K	F-6

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended February 29, 2004, February 28, 2003 and 2002

	2004	2003	2002

Cash flows from operating activities
Net loss	$(13,584,876)	$(16,140,873)	$(24,936,895)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	571,734	966,852	5,868,089
(Gain) loss on disposition of assets	(201,061)	21,348	65,823
Loss on sale of minority interest Aura Realty	231,000	626,676	-
Change in allowance for doubtful accounts	-	94,310	-
Reserve for Note Receivable	2,042,340
Change in reserve for inventory obsolescence	550,968	(117,411)	1,510,871
Impairment of long-lived assets and investments	2,500,397	3,118,019	9,095,394
Gain on extinguishment of debt	(65,594)	(1,186,014)	(1,889,540)
Minority interest in net income of consolidated subsidiary	(365,514)	14,018	-
Stock options issued as compensation expense	-	53,075	-
Stock options issued as consulting expense	-	192,404	-
Beneficial conversion feature on convertible debt	1,090,639	1,484,837	-
Adjustment to accounts payable	-	-	(651,685)
Adjustments to legal settlements	-	-	(750,000)
Operating expenses satisfied with stock	-	169,740	278,801
(Increase) decrease in
Accounts receivable	(271,585)	(437,534)	965,700
Inventories	130,614	636,110	(1,260,896)
Other current assets	(92,500)	62,169	224,182
Other assets	131,364	(562,265)	(4,300)
Increase (decrease) in
Accounts payable and accrued expenses, net of effect of settlements and sale of minority interest in Aura Realty	609,437	1,063,477	2,744,148
Deferred income	375	160,500	-

Net cash used in operating activities	(6,722,272)	(9,780,562)	(8,740,308)

Cash flows from investing activities
Payments received on notes receivable	174,053	181,725	155,857
Purchase of property, plant, and equipment	(24,684)	(6,491)	(255,733)
Proceeds from disposal of property, plant, and equipment	-	57,591	-
Proceeds from sale of investments	415,000	-	-
Proceeds from sale of minority interest in Aura Realty	-	1,463,000	-

Net cash provided by (used in) investing activities	564,369	1,695,825	(99,876)

Aura 2003 Form 10-K	F-7

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2004	2003	2002

Cash flows from financing activities
Proceeds from notes payable and convertible notes payable	$6,366,080	$ 2,510,746	$ 500,000
Payments on notes payable	(548,170)	(1,046,650)	(5,139,308)
Net proceeds from issuance of preferred stock	259,500
Net proceeds from issuance of common stock	-	5,640,938	13,329,201
Proceeds from exercise of stock options	-	-	775
Net proceeds from exercise of warrants	-	-	27,000

Net cash provided by financing activities	6,077,410	7,105,034	8,717,668

Net increase (decrease) in cash and cash equivalents	(80,493)	(979,703)	(122,516)
Cash and cash equivalents, beginning of year	163,693	1,143,396	1,265,912

Cash and cash equivalents, end of year	83,200	$ 163,693	$ 1,143,396

Supplemental disclosures of cash flow information
Interest paid	$324,872	$ 621,047	$ 1,081,122

Income taxes paid	$ -	$ -	$ -

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

Aura 2003 Form 10-K	F-8

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

Aura 2003 Form 10-K	F-9

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

Aura 2003 Form 10-K	F-10

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

Aura 2003 Form 10-K	F-11

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

Aura 2003 Form 10-K	F-12

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

The assets and liabilities of Aura Realty at February 29, 2004 and February 28, 2003 consisted of the following:

	2004	2003

Current assets	$ 21,673	$ 26,112
Property and equipment, net	6,672,583	6,892,692
Other assets	108,165	133,617

Total assets	$ 6,802,421	$ 7,052,421

Total liabilities	$ 5,473,973	$ 4,952,357

Total equity	$ 1,328,448	$ 2,100,064

Aura 2003 Form 10-K	F-13

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

Aura 2003 Form 10-K	F-14

NOTE 5 - INVENTORIES

Inventories at February 29, 2004 and February 28, 2003 consisted of the following:

	2004	2003

Raw materials	$ 4,004,785	$ 3,846,439
Finished goods	6,333,358	6,819,286
	10,338,143	10,665,725
Reserve for potential product obsolescence	(2,032,000)	(1,678,000)

	8,306,143	8,987,725
Non-current portion	7,496,484	7,573,225

Current portion	$ 809,659	$ 1,414,500

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

Aura 2003 Form 10-K	F-15

NOTE 7 - PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment at February 29, 2004 and February 28, 2003 consisted of the following:

	2004	2003

Land	$ 3,187,997	$ 3,187,997
Buildings	6,408,796	6,408,796
Machinery and equipment	1,823,285	1,798,600
Furniture and fixtures	2,308,023	2,308,023
Leasehold improvements	135,935	135,935

	13,864,036	13,839,351
Less accumulated depreciation and amortization	6,924,607	6,495,840

Property, plant and equipment, net	$ 6,939,429	$ 7,343,511

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

Aura 2003 Form 10-K	F-16

NOTE 8 - LONG-TERM INVESTMENTS

Long-term investments and their related loss reserves at February 29, 2004 and February 28, 2003 consisted of the following:

	2004

	Net Book Value	Reserve	Book Value

Aquajet Corporation (a)	$ -	$ (923,835)	$ 923,835
Algo Technology, Inc. (b)	-	(1,348,652)	1,348,652
Telemac (c)	286,061	(429,092)	715,153

Total	$ 286,061	$(2,701,579)	$ 2,987,640

	2003

	Net Book Value	Reserve	Book Value

Aquajet Corporation (a)	$ -	$ (923,835)	$ 923,835
Algo Technology, Inc. (b)	500,000	(848,652)	1,348,652
Telemac (c)	500,000	(750,000)	1,250,000

Total	$ 1,000,000	$(2,522,487)	$ 3,522,487

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

Aura 2003 Form 10-K	F-17

NOTE 9 - NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE

Notes payable and convertible notes payable at February 29, 2004 and February 28, 2003 consisted of the following:

	2004	2003

Convertible notes payable (a)	$ 5,775,973	$ -
Convertible notes payable (b)	-	2,012,320
Convertible notes payable (c)	625,000	1,750,000
Notes payable - buildings (d)	4,952,531	5,058,774
Note payable - related party (e)	1,000,000	1,000,000
Litigation payable (f)	2,201,604	2,201,604
Trade debt (g)	983,345	1,308,533
Notes payable - equipment (h)	7,376	14,147

	15,545,829	13,345,378
Less current portion	10,674,024	13,305,103

Long-term portion	$ 4,871,805	$ 40,275

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

Aura 2003 Form 10-K	F-18

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

(h)    Notes payable - equipment consists of a note maturing in February 2005 with an interest rate of 8.45%.

Future maturities of notes payable at February 29, 2004 were as follows:

Year Ending February,
2005	$10,674,024
2006	123,856
2007	133,778
2008	177,395
2009	4,436,776
Thereafter	-

Total	$15,545,829

NOTE 10 - ACCRUED EXPENSES

Accrued expenses at February 29, 2004 and February 28, 2003 consisted of the following:

	2004	2003

Accrued payroll and related expenses	$ 421,158	$ 431,579
Accrued interest	726,212	422,339
Accrued severance	250,750	554,288
Other	834,109	364,730

Total	$ 2,232,229	$ 1,772,936

Aura 2003 Form 10-K	F-19

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

Aura 2003 Form 10-K	F-20

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

Aura 2003 Form 10-K	F-21

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

Aura 2003 Form 10-K	F-22

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

Aura 2003 Form 10-K	F-23

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

A summary of the Company's outstanding options and activity under the director's plan is as follows:

	Number of Shares	Weighted-Average Exercise Price
Outstanding, February 28, 2002 and 2003 and February 29, 2004	450,000	$ 2.06 - 2.30
Exercisable, February 29, 2004	450,000	$ 2.06 - 2.30
Aura 2003 Form 10-K	F-24

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

Aura 2003 Form 10-K	F-25

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

Aura 2003 Form 10-K	F-26

Activity in issued and outstanding warrants was as follows:

	Number of Shares	Exercise Prices
Outstanding, February 28, 2001	22,800,515	$ 0.27 - 2.54
Issued	14,904,812	$ 0.20 - 0.55
Exercised	(100,000)	$ 0.27
Expired	-	$ -
Outstanding, February 28, 2002	37,605,327	$ 0.20 - 2.25
Issued	15,000,000	$ 0.15
Exercised	-	$ -
Expired	-	$ -
Outstanding, February 28, 2003	52,605,327	$ 0.15 - 2.54
Issued	11,800,000	$ 0.05 - 0.15
Exercised	-	$ -
Expired	20,258,015	$ 0.20 - 0.48
Outstanding, February 28, 2004	44,247,312	$ 0.05 - 2.54

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

Aura 2003 Form 10-K	F-27

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

Aura 2003 Form 10-K	F-28

NOTE 16 - SEGMENT INFORMATION

The Company is a United States based company providing advanced technology products to various industries. The principal markets for the Company's products are North America, Europe, and Asia. All of the Company's operating long-lived assets are located in the United States. The Company operates in one segment.

Total net revenues from customer geographical segments are as follows for the years ended February 29, 2004 and February 28, 2003 and 2002:

	2004	2003	2002

United States	$ 1,841,000	$ 997,000	$ 2,792,000
Canada	1,000	27,000	39,000
Europe	3,000	21,000	218,000
Asia	19,000	59,000	67,000

Total	$ 1,864,000	$ 1,104,000	$ 3,116,000

Aura 2003 Form 10-K	F-29

NOTE 17 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following tables list the Company's quarterly financial information for the years ended February 29, 2004, February 28, 2003 and 2002:

2004

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year

Net revenues	$ 97,612	$ 519,679	$ 726,692	$ 520,342	$1,864,325
Gross profit	30,829	230,730	424,229	276,574	378,588
Loss from operations	(1,643,011)	(3,271,243)	(1,429,628)	(4,605,143)	(10,948,796)
Net loss	(2,225,284)	(3,536,450)	(1,886,177)	(5,936,964)	(13,584,875)
Basic and diluted loss per share	$ (0.005)	$ (0.008)	$ (0.005)	$ (0.014)	$ (0.032)

2003

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year

Net revenues	$ 183,739	$ 272,978	$ 423,066	$ 223,987	$ 1,103,770
Gross profit	$ 102,753	$ 127,858	$ 223,912	$ 78,148	$ 532,671
Loss from operations	$ (3,290,539)	$ (5,219,668)	$ (2,238,263)	$ (2,825,208)	$ (13,573,678)
Net loss	$ (3,958,201)	$ (5,694,039)	$ (2,334,550)	$ (4,154,083)	$ (16,140,873)
Basic and diluted loss per share	$ (0.01)	$ (0.01)	$ -	$ (0.01)	$ (0.04)

2003

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year

Net revenues	$ 2,874,569	$ 863,773	$ 306,126	$ (928,173)	$ 3,116,295
Gross profit (loss)	$ 1,433,946	$ 550,099	$ 137,252	$ (1,996,609)	$ 124,688
Loss from operations	$ (3,393,606)	$ (5,248,819)	$ (3,871,227)	$ (11,933,279)	$ (24,446,931)
Net loss	$ (2,105,698)	$ (6,034,811)	$ (1,094,577)	$ (15,701,809)	$ (24,936,895)
Basic and diluted loss per share	$ (0.01)	$ (0.02)	$ -	$ (0.05)	$ (0.08)
Aura 2003 Form 10-K	F-30

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

Aura 2003 Form 10-K	F-31

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

Aura 2003 Form 10-K	F-32

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

Aura 2003 Form 10-K	F-33

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

Aura 2003 Form 10-K	F-34

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

SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California

July 10, 2004

Aura 2003 Form 10-K	F-35

VALUATION AND QUALIFYING ACCOUNTS - SCHEDULE II

	Balance, Beginning of Year	Additions charged to Operations	Deductions from Reserve	Balance, End of Year
Reserve for doubtful accounts (see Note 3 and 6)
February 29, 2004	$244,310	$2,042,340	$98,310	$2,188,340
February 28, 2003	$ 150,000	$ 94,310	$ -	$ 244,310
February 28, 2002	$ 160,000	$ -	$ (10,000)	$ 150,000
Reserve for obsolete inventories (see Note 5)
February 29, 2004	$1,678,000	$ 354,000	$ -	$2,032,000
February 28, 2003	$1,795,411	$ -	$ (117,411)	$ 1,678,000
February 28, 2002	$ 291,404	$ 1,510,871	$ (6,864)	$ 1,795,411
Reserve for investment (see Note 8)
February 29, 2004	$2,522,487	$ 500,000	$ 320,908	$ 2,701,579
February 28, 2003	$ 1,822,487	$ 700,000	$ -	$ 2,522,487
February 28, 2002	$ 388,652	$ 1,433,835	$ -	$ 1,822,487

Aura 2003 Form 10-K	F-36