Form 10-Q
period 2004-03-31
AURA SYSTEMS INC
filed 2004-09-01
CIK 826253

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended May 31, 2004	Commission File Number 000-17249

AURA SYSTEMS, INC.
(Exact name of Registrant as specified in its charter)

Delaware	95-4106894
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

            Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Class	Outstanding at August 20, 2004
Common Stock, par value $0.005 per share	430,923,150 Shares

AURA SYSTEMS, INC. AND SUBSIDIARIES

AURA SYSTEMS, INC. AND SUBSIDIARIES
QUARTER ENDED MAY 31, 2004

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The consolidated financial statements included herein have been prepared by AuraSystems, Inc. (the "Company"), without audit, pursuant to the rules andregulations of the Securities and Exchange Commission (the "SEC").  Ascontemplated by the SEC under Rule 10-01 of Regulation S-X, theaccompanying consolidated financial statements and footnotes have been condensed and therefore do not contain all disclosures required by accounting principles generally accepted in the United States of America.  However, the Company believes that the disclosures are adequate to make the information presented not misleading.  These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended February 29, 2004 as filed with the SEC (file number 000-17249).>

AURA SYSTEMS, INC. AND SUBSIDIARIES
QUARTER ENDED MAY 31, 2004

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The consolidated financial statements included herein have been prepared by Aura Systems, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). As contemplated by the SEC under Rule 10-01 of Regulation S-X, the accompanying consolidated financial statements and footnotes have been condensed and therefore do not contain all disclosures required by accounting principles generally accepted in the United States of America. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended February 29, 2004 as filed with the SEC (file number 000-17249).

AURA SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	May 31, 2004 (Unaudited)	February 29, 2004
Assets
Current assets:
Cash and cash equivalents	$ 20,266	$ 83,200
Receivables, net	404,383	682,302
Inventories, net	1,150,319	809,659
Other current assets	462,247	259,089

Total current assets	2,037,215	1,834,250

Property and equipment, at cost	13,864,035	13,864,035
Less accumulated depreciation and amortization	(7,007,623)	(6,924,606)

Net property and equipment	6,856,403	6,939,429

Non-current inventories	7,149,377	7,496,484
Long term investments	286,061	286,061
Patents and trademarks, net	593,806	610,238
Other assets	591,761	594,271

Total assets	$ 17,514,623	$ 17,760,733

Liabilities and Stockholder's Deficit
Current liabilities:
Accounts payable	$ 2,897,363	$ 2,778,366
Notes payable	4,240,454	4,273,052
Convertible notes	7,479,609	6,400,973
Accrued expenses	2,801,866	2,232,229
Deferred income	160,875	160,875

Total current liabilities	17,580,167	15,845,495

Notes payable and other liabilities	4,839,443	4,871,804

Minority interest in consolidated subsidiary	606,756	657,859

COMMITMENTS AND CONTINGENCIES
Stockholders' deficit Series A Convertible, Redeemable Preferred stock par value $0.005 per share and additional paid in capital. 1,500,000 shares authorized, 591,110 shares issued and outstanding at May 31 and February 29, 2004	2,956	2,956
Common stock par value $0.005 per share and additional paid in capital. 500,000,000 shares authorized, 430,923,150 issued and outstanding at May 31 and February 29, 2004.	2,154,544	2,154,544
Committed common stock	3,102,958	3,102,958
Additional paid-in capital	308,856,193	308,182,035
Accumulated deficit	(319,628,394)	(317,056,918)

Total stockholders’ deficit	(5,511,743)	(3,614,425)

Total liabilities and stockholders’ deficit	$ 17,514,623	$ 17,760,733

See accompanying notes to condensed consolidated financial statements.

AURA SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MAY 31, 2004 AND 2003
(Unaudited)

	Three Months

	2004	2003

Net Revenues	$ 685,834	$ 97,612

Cost of goods	268,998	66,783

Gross Profit	416,836	30,829

Expenses
Engineering, research and development expenses	545,630	496,072
Selling, general and administrative	1,362,731	1,177,768

Total costs and expenses	1,908,361	1,673,840

Loss from operations	(1,491,525)	(1,643,011)

Other (income) and expense
Interest expense, net	1,144,408	644,088
Other (income) expense, net	(13,354)	(31,695)
Minority interest in net income of consolidated subsidiary	(51,103)	5,474

Loss before extraordinary item	(2,571,476)	(2,290,878)

Extraordinary item
Gain on extinguishment of debt obligations, net of income taxes of $0	-	65,594

Net loss	$(2,571,476)	$(2,225,284)

Basic and diluted loss per share
Before extraordinary item	$ (0.006)	$ (0.005)

Extraordinary item	$ —	$ —

Total basic and diluted loss per share	$ (0.006)	$ (0.005)

Weighted average shares used to compute basic and diluted loss per share	430,923,150	430,923,150

See accompanying notes to condensed consolidated financial statements.

AURA SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MAY 31, 2004 AND 2003
(Unaudited)

	2004	2003

Net cash used in operations	$ (967,975)	$ (1,301,226)

Investing activities:

Proceeds from sale of investment	-	302,500
Note receivable	-	51,008

Net cash provided by investing activities	-	353,508

Financing activities:

Issuance of debt	970,000	644,214
Repayment of debt	(64,959)	(44,198)
Issuance of convertible notes	-	200.000
Net proceeds from sale of Series A preferred stock	-	109,500

Net cash provided by financing activities:	905,041	909,516

Net increase (decrease) in cash	(62,934)	(38,202)

Cash and cash equivalents at beginning of period	83,200	163,693

Cash and cash equivalents at end of period	$ 20,266	$ 125,491

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$ 30,106	$ 58,587

Unaudited supplemental disclosure of noncash investing and financing activities:

During the three months ended May 31, 2004, the Company:

-	issued $108,636 of convertible notes payable in satisfaction of $108,636 in contractual obligations arising from the sale of the convertible notes payable.

During the three months ended May 31, 2003, the Company:

-	exchanged $3,605,973 of convertible notes payable, plus accrued interest, for 534,020 shares of Series A Convertible, Redeemable Preferred Stock.

See accompanying notes to condensed consolidated financial statements.

AURA SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2004
(Unaudited)

1)       Basis of Presentation

          The condensed consolidated financial statements include the accounts of Aura Systems, Inc. and subsidiaries ("the Company").  All inter-company balances and inter-company transactions have been eliminated.

          In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (which include normal recurring adjustments) and reclassifications for comparability necessary to present fairly the financial position of Aura Systems, Inc. and subsidiaries at May 31, 2004 and the results of its operations for the three months ended May 31, 2004 and 2003.

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

          Restatement of Beginning Balances
          At February 29, 2004, the Company improperly accounted for the beneficial conversion feature on certain convertible notes issued during the year. In the February 29, 2004 condensed consolidated balance sheet, additional paid-in capital and accumulated deficit have both been reduced by $348,555. The Company will file an amended Form 10-K to reflect the correction of this error.

2)       Going Concern

          In connection with the audit of its consolidated financial statements for the year ended February 29, 2004, the Company received a report from its independent auditors that includes an explanatory paragraph describing uncertainty as to the Company’s ability to continue as a going concern.  Except as otherwise disclosed, the condensed consolidated financial statements have been prepared on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The Company’s consolidation and reduction of the scope of its operations has resulted in several writedowns of assets, which have occurred over time as the Company determines, based on its current information, that such asset is impaired.  Further writedowns may occur and would occur were the Company to cease operations.

          The Company continues to experience acute liquidity challenges.  The Company had cash of approximately $20,000 and $80,000 at May 31 and February 29, 2004, respectively.  For the three months ended May 31, 2004 and the year ended February 29, 2004, the Company incurred a net loss of approximately $2,600,000 and $13,600,000, respectively, on net revenues of approximately $700,000 and $1,900,000, respectively.  The Company had working capital deficiencies at May 31 and February 29, 2004 of approximately $15,500,000 and $14,000,000, respectively.  These conditions, combined with the Company’s historical operating losses, raise substantial doubt as to the Company's ability to continue as a going concern.  At July 31, 2004, the Company approximately $20,000 of cash.

          The cash flow generated from the Company's operations to date has not been sufficient to fund its working capital needs, and the Company does not expect that operating cash flow will be sufficient to fund its working capital needs. In the past, in order to maintain liquidity, the Company has relied upon external sources of financing, principally equity financing and private and bank indebtedness.  The Company has no bank line of credit.

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

          The Company is currently in default on many of its payment obligations and needs to restructure its existing obligations.  Management is seeking to raise financing for the Company and to restructure the Company’s obligations but there can be no assurance that the Company will be successful.

3)       Capital

          The Company did not issue shares of Common Stock or Preferred Stock during the quarter ended May 31, 2004.

          In April 2004, the Company issued additional warrants (with a net exercise feature) to purchase an aggregate of 12,369,878 shares of common stock at a price per share of $0.024 to the lenders under the Secured Notes (see Note 7) primarily as an inducement to the lender to continue to provide interim funding.  These warrants were valued at $674,158 and have been recorded as interest expense in the accompanying financial statements.

          During the quarter ended May 31, 2004, the Company received $100,000 from an investor not participating in the Secured Notes (see Note 7) as an advance against his purchase of Series B Preferred Stock contemplated in the 2004 Recapitalization Transactions (see Note 8).  The Company has used and would be unable to return such funds in the event the offering does not close; in which case, such funds evidence short-term indebtedness of the Company.  This advance is included in accrued expenses in the May 31, 2004 financial statements.

4)       Inventories

          Inventories, stated at the lower of cost (first in, first out) or market, consist of the following:

	May 31, 2004 (unaudited)	February 29, 2004

Raw materials	$ 4,120,724	$ 4,004,785
Finished goods	6,210,972	6,333,358
Reserved for potential product obsolescence	(2,032,000)	(2,032,000)

	8,299,696	8,306,143
Non-current portion	7,149,376	7,496,484

	$ 1,150,319	$ 809,659

          Inventories consist primarily of components and completed units for the Company's AuraGen product.

          The Company does not expect to realize all of its inventories within the 12-month period ending May 31, 2005.  Because of this, the Company has assessed the net realizability of these assets, the proper classification of the inventory, and the potential obsolescence of inventory.  The net inventories as of May 31 and February 29, 2004 which are not expected to be realized within a 12-month period have been reclassified as long term.  The Company has also recorded a reserve for obsolescence of $2,032,000 at May 31 and February 29, 2004.

5)       Significant Customers

          In the three months ended May 31, 2004, the Company sold AuraGen related products to one significant customer for a total of approximately $150,000 or 22% of net revenues.  This customer is not related to or affiliated with the Company.

          At May 31, 2004, the Company held accounts receivable from three of these significant customers for a total of approximately $186,000 or 41% of net receivables.  None of these customers are related to or affiliated with the Company.

6)       Contingencies

          The Company is engaged in certain material legal proceedings as described in Part II, Item 1of this Form 10-Q. Provisions have been made in the financial statements for all judgments and settlements noted therein, and as otherwise stated in such discussion.

7)       Notes Payable and Other Liabilities

          Notes payable and other liabilities consist of the following:

	May 31, 2004 (unaudited)	February 29, 2004

Convertible notes payable (a)	$ 6,854,609	$ 5,775,973
Convertible notes payable (b)	625,000	625,000
Notes payable - buildings (c)	4,923,277	4,952,531
Note payable - related party (d)	1,000,000	1,000,000
Litigation payable (e)	2,201,604	2,201,604
Trade debt (f)	949,325	983,345
Notes payable - equipment (g)	5,591	7,376

	16,559,506	15,545,829
Less: current portion	11,720,063	10,674,024

Long-term portion	$ 4,839,443	$ 4,871,805

(a)

Represents secured notes payable (the "Secured Notes") on June 15, 2004, bearing interest at 10% per annum and convertible at the option of the holder into new debt or equity securities at of the Company at a 20% discount to the best terms by which such new debt or equity is sold to any new investor. The Secured Notes may be prepaid on notice at a 15% premium. Repayment of the Secured Notes is secured by substantially all the assets of the Company (with limited exceptions).  Since the conversion feature of the Secured Notes is based upon a contingent event, any potential beneficial conversion feature cannot be determined at this time. As of August 20, 2004, the holders of the Secured Notes have not presented a demand for payment that is currently due and payable.

In connection with the Secured Notes issued in fiscal 2004, primarily as inducements to the lender to continue to provide interim funding, the Company agreed to issue warrants to purchase an aggregate of 3,200,000 shares of common stock at a price per share of $0.11, exercisable through January 7, 2011.  The value of these warrants was recorded as interest expense in fiscal 2004.  In April 2004, the Company issued additional warrants (with a net exercise feature) to purchase an aggregate of 12,369,878 shares of common stock at a price per share of $0.024 to the same lenders.  These warrants were valued at $674,158 and have been recorded as interest expense in the accompanying financial statements.

Repayment of the Secured Notes is secured by substantially all the assets of the Company (with limited exceptions).  Pursuant to the proposed 2004 Recapitalization Transactions, the maturity of such notes is expected to be extended to June 15, 2005, the conversion discount / prepayment premium is to be eliminated, and a portion of such notes are to be converted into Series B Preferred Stock (see Note 8).  There can be no assurance that the proposed 2004 Recapitalization Transactions will be completed or that all of the Secured Notes will be extended and converted as contemplated by these transactions.

Between June 1 and August 20, 2004, the Company received $760,000 of additional interim funding from certain holders of Secured Notes on substantially the same terms as those for the Secured Notes issued at May 31, 2004.

(b)	Convertible notes payable carry an 8% interest rate and are convertible into common stock at various conversion rates (the "8% Convertible Notes"). These notes were due and payable during the fourth quarter of fiscal 2003. As of August 20, 2004, the holders of these notes have not presented a demand for payment.
(c)	Notes payable-buildings consist of a 1st Trust Deed on two buildings in California bearing interest at the rate of 7.625%. A final balloon payment is due in Fiscal 2009. In April 2003, the Company defaulted on these notes payable and, in June 2004, cured such defaults.
(d)	Note payable - related party consisted of a $1,000,000 note payable, which was entered into in connection with the sale of a minority interest in Aura Realty, as more fully described in the Company's Form 10-K for the year ended February 29, 2004 as filed with the SEC. The note bears interest at 12.3% per annum and is secured by a security interest in a certain note receivable. The Company is required to make interest only payments for the first 17 months of the term, and the $1,000,000 principal was due on May 31, 2004. The Company was unable to make the principal payment as demanded by the Purchasers and the note is now in default.
(e)	The litigation payable represents the legal settlements entered into by Aura with various parties. These settlements call for payment terms with 8% interest rate to the plaintiffs through fiscal 2004. The Company is in default with respect to payments required under these settlements.
(f)	Restructured trade debt with payment terms over a three-year period with interest at 8% per annum commencing in January 2000. The Company is in default with respect to payments required under these restructuring agreements.
(g)	Notes payable-equipment consists of a note maturing in February 2005 with an interest rate of 8.45%.

8)      Subsequent Events

          Between June 1 and August 20, 2004, the Company received interim funding to meet its immediate cash needs as follows:

  $760,000 from Koyah Leverage Partners, LLP and other investors in the Secured Notes.  These amounts were added to the Secured Notes (see Note 7).
  $545,000 from various individuals as an advance against their purchase of Series B Preferred Stock contemplated in the 2004 Recapitalization Transactions (see below).  $380,000 of this amount was advanced by individuals affiliated with the Aries Group Ltd., $150,000 was advanced by holders of Secured Notes and $15,000 was advanced by a participant in the sale of the Company’s headquarters facility (discussed below). The Company has used and would be unable to return such funds in the event the offering does not close; in which case, such funds evidence short-term indebtedness of the Company.
  $450,000 from the purchasers under the contemplated sale and lease back of the Company’s headquarters facilities as an advance against such purchase.  These funds were used to cure the defaults on the mortgage note related to the real estate (see Note 7 and below).  The Company has used and would be unable to return such funds in the event the offering does not close; in which case, such funds evidence short-term indebtedness of the Company.
  $150,000 from a Company employee for which the Company issued a $150,000 note payable. This note is to be repaid from the proceeds of accounts receivable collected after September 1, 2004 and specifies a flat $15,000 interest payment. It is also secured by the Company's accounts receivable. The holders of the Secured Notes have subordinated their security interest in the Company's accounts receivable to allow the Company to grant this security interest.

          In June 2004, the Company cured all remaining payment defaults, including late fees and penalty interest charges, related to the mortgage note payable secured by the Company’s headquarters facility.  After this cure payment was tendered, this note was no longer in default.  A portion of the funds required to make this cure payment were provided as an advance against the contemplated purchase of the real estate  included in the 2004 Recapitalization Transactions discussed below.

          In July 2004, the Board granted 10,000,000 warrants to purchase shares of common stock at a price per share of $0.02 for a period of seven years to the Company’s Chairman/CEO in recognition of his efforts to complete the 2004 Restructuring Transactions (see below).

2004 Recapitalization Transactions

          In May and June 2004, the Company reached nonbinding agreements in principle with a number of parties that,  if consummated, would resolve the Company’s monetary defaults on its headquarters mortgage, settle certain litigation involving the Company and former management, provide for additional  equity at closing, provide for conversion to equity of existing secured debt and provide for changes in the Company’s senior management and Board of Directors (together, the "2004 Recapitalization Transactions").  Management believes that following completion of the 2004 Recapitalization Transactions, including receipt of funding, the Company will have a more stable financial condition.  Completion of the 2004 Recapitalization Transactions would substantially dilute the interests of existing stockholders, reducing by at least one-half their proportional interest in the Company. Although nonbinding term sheets have been executed with the parties for each of these transactions, no assurances can be given that the transactions will close in the immediate future or at all.  In the event the agreements are not consummated, it is likely that the Company would need to file for bankruptcy protection.

          Even if the 2004 Recapitalization Transactions are completed as anticipated, the Company will continue to require forbearance of several creditors and may require additional financing in the next twelve months as it seeks to increase its sales.  As a result of the 2004 Recapitalization Transactions, the Company would record an as yet undetermined charge to earnings due to the settlement of certain litigation at amounts in excess of those currently reserved on the Company’s balance sheet, and the expected loss on the sale of the headquarters facility.

          The 2004 Recapitalization Transactions include four related components: the sale of the Company’s headquarters facility; the settlement of outstanding litigation with members of the Company’s former management and others, conversion of Secured Notes into equity and the receipt of new equity funding.  Each component involves in the issuance of shares of a new series of preferred stock, Series B Cumulative Convertible Preferred Stock (the "Series B Preferred Stock").

          Each of these components is discussed in some detail in the Company’s Form 10-K for the year ended February 29, 2004 as filed with the SEC.  No material changes have occurred in the proposed terms of the 2004 Recapitalization Transactions, nor have any of the contemplated transactions been consummated.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          This Form 10-Q report may contain forward-looking statements which involve risks and uncertainties.  Such forward-looking statements include, but are not limited to, statements regarding future events and the Company’s plans and expectations.  The Company’s actual results may differ significantly from the results discussed in forward-looking statements as a result of certain factors, including those discussed in the Company’s Form 10-K for the period ended February 29, 2004, as amended, and this report.  The Company expressly disclaims any obligations or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations or any events, conditions or circumstances on which any such statement is based.  This report includes product names, trade names and marks of companies other than the Company.  All such company or product names are trademarks, registered trademarks, trade names or marks of their respective owners and are not the property of the Company.

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

          The Company’s financial statements have been prepared on the assumption the Company continues as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  However, as a result of the Company's losses from operations and its  default  on  certain  of its  obligations  (see Notes 2 and 7 in the Condensed Consolidated Financial Statements),  there is substantial  doubt  about  its  ability  to  continue  as a going  concern.  The  consolidated  financial  statements do not include any  adjustments  to reflect  the  possible  future  effects on the recoverability   and   classification   of   assets  or  the   amount   and    classification  of liabilities that may result from the possible  inability of the Company to continue as a going concern.

          The Company's ability to continue as a going concern is dependent upon the successful achievement of profitable operations and the ability to generate sufficient cash from operations and financing sources to meet the Company’s obligations.  In order to attract additional financing, the Company expects that payment terms of its obligations will need to be restructured, including resolution of the current defaults on many of its payment obligations.  The Company is currently seeking to restructure payment terms of its outstanding obligations in connections with its efforts to raise additional financing through a private placement.  There can be no assurance that such efforts will be successful.

          The Company’s current level of sales reflects the Company’s efforts to introduce a new product into the marketplace. Many purchases of the product are being made for evaluation purposes. The Company seeks to achieve profitable operations by obtaining market acceptance of the AuraGen as a competitive – if not superior – product providing mobile power, thereby causing sales to increase dramatically to levels which support a profitable operation. There can be no assurance that this success will be achieved.

          As of August 20, 2004, the Company had outstanding warrants, options and convertible securities to purchase approximately 200 million shares of common stock. The Company also had commitments to issue approximately 22 million shares of common Stock without further consideration. The aggregate number of outstanding options, warrants, and common share equivalents is in excess of the authorized, but unissued number of shares of the Company's common stock. Management intends to seek shareholder approval of an increase in the Company's authorized shares sufficient to satisfy all existing commitments, the shares contemplated in the 2004 Recapitalization Transactions and create available shares for potential future investments. However, there can be no assurance that such approval will be obtained.

Results of Operations

          For the three month period ended May 31, 2004
           The Company's net loss for the three months ended May 31, 2004 (the "First Quarter FY2005") was $2,571,476 compared to a net loss of $2,225,284 for the three months ended May 31, 2003 (the "First Quarter FY2004"). Net operating revenues and gross profit were $685,834 and $416,836, respectively, in the First Quarter FY2005 and $416,836 and $30,829, respectively, in First Quarter FY2004.

          Net revenues for the First Quarter FY2005 increased to $685,834 from $97,612 in the First Quarter FY2004.  This represents an increase of $588,222 (603%) from the First Quarter FY2004.  Revenues are significantly higher in Fiscal 2005 due largely to the Company’s ability to attract new, primarily military, customers and maintain loyalty of existing customers despite its financial condition.

          Cost of goods increasedto $268,998 in the First Quarter FY2005 from $66,783 in the First Quarter FY2004.  This 303% increase was smaller than the change in net revenues (603%) resulting in an increase in gross margin to 61% in First Quarter FY2005 from 32% for First Quarter FY2004.  This improvement is due to a significant portion (22%) of First Quarter FY2005 being derived from a contract to develop a variation of the AuraGen® for future production (the "Development Contract") combined with depressed gross margins reported in First Quarter FY2004.  Cost of goods includes only the direct material and labor costs incurred.

          Engineering, research and development expenses increased by $49,558 (10%) to $545,630 in the First Quarter FY2005 from $496,072 in the First Quarter FY2004.  The increase was primarily due to the labor costs associated with supporting the Development Contract.  Labor and labor related costs included in engineering expense amounted to approximately $512,000 in the First Quarter FY2005, compared to approximately $468,000 in the First Quarter FY2004.The Company also reduced its research and development activities throughout fiscal 2003 and 2004 and expects these efforts to continue at or below this reduced level at least through the second quarter of fiscal 2005.

          Selling, general and administrative ("SG&A") expenses increasedto $1,362,731 in the First Quarter FY2005 from $1,177,768 in the First Quarter FY2004; an increase of $184,963 (16%).  The SG&A expenses were higher due primarily to temporary pay cuts that were in effect in First Quarter FY2004 but had been reinstated by First Quarter 2005.  Labor and labor related costs included in SG&A amounted to approximately $712,000 in the First Quarter FY2005, compared to approximately $618,000 in the First Quarter FY2004.

          Net interest expense for the First Quarter FY2005 increased $500,320 to $1,144,408 from $644,088 in the First Quarter FY2004 due principally to the recording of $674,158 of expense representing value of warrants issued to those lenders (see Financial Position, Liquidity and Capital Resources); similar charges in First Quarter FY2004 were $466,500.  Additional borrowing required in the First Quarter FY2005 accounted for the remainder of the interest expense increase.

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

Inventory Valuation and Classification

          Inventories consist primarily of components and completed units for the Company's AuraGen® product. Inventories are valued at the lower of cost (first-in, first-out) or market. Provision is made for estimated amounts of current inventories that will ultimately become obsolete due to changes in the product itself or vehicle engine types that go out of production. Due to continuing lower than projected sales, the Company is holding inventories in excess of what it expects to sell in the next fiscal year. The net inventories which are not expected to be realized within a 12-month period based on current sales forecasts have been reclassified as long term. Management believes that existing inventories can, and will, be sold in the future without significant costs to upgrade it to current models and that the valuation of the inventories, classified both as current and long-term assets, accurately reflects the realizable values of these assets. The AuraGen® product being sold currently is not technologically different from those in inventory. Existing finished goods inventories can be upgraded to the current model with only a small amount of materials and manpower. We make these assessments based on the following factors: i) existing orders, ii) age of the inventory, iii) historical experience and iv) the Company’s expectations as to future sales. If expected sales volumes do not materialize, there would be a material impact on the Company's financial statements.

Valuation of Long-Lived Assets

          Long-lived assets, consisting primarily of property and equipment, and patents and trademarks, comprise a significant portion of the Company's total assets.  Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying values may not be recoverable. Recoverability of assets is measured by a comparison of the carrying value of an asset to the future net cash flows expected to be generated by those assets. Net cash flows are estimated based on expectations as to the realizability of the asset. Factors that could trigger a review include significant changes in the manner of an asset’s use or the Company’s overall strategy.

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

          Patents and trademarks: As the Company’s business depends on using new technology to create new products, impairments in patents can be triggered by changed expectations regarding the foreseeable commercial production of products underlying such patents.

          When the Company determines that an asset is impaired, it measures any such impairment by discounting an asset’s realizable value to the present using a discount rate appropriate to the perceived risk in realizing such value. When the Company determines that an impaired asset has no foreseeable realizable value, it writes such asset down to zero.

Financial Position, Liquidity and Capital Resources

          The Company continues to experience acute liquidity challenges.  The Company had cash of approximately $20,000 and $83,000 at May 31 and February 28, 2004, respectively.  For the three months ended May 31, 2003 and the year ended February 29, 2004, the Company incurred a net loss of approximately $2,600,000 and $13,600,000, respectively, on net revenues of approximately $700,000 and $1,900,000, respectively.  The Company had working capital deficiencies at May 31 and February 29, 2004 of approximately $15,500,000 and $14,000,000, respectively.  These conditions, combined with the Company’s historical operating losses, raise substantial doubt as to the Company's ability to continue as a going concern.  At July 31, 2004, the Company had approximately $20,000 of cash.

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

           The Company requires additional debt or equity financing to fund ongoing operations. In May and June 2004, the Company reached nonbinding agreements in principle with a number of parties that, when and if consummated,  resolve certain litigation involving the Company and former management of the Company, resolve the Company’s defaults on its pending sale and leaseback of its headquarters facilities, set forth a schedule for the Company to obtain longer term funding, and provide for changes in the Company’s senior management and Board of Directors (together, the "2004 Recapitalization Transactions").  Completion of the 2004 Recapitalization Transactions, including receipt of funding, would provide the Company a more stable financial condition. The Company, however, would continue to require forbearance of several creditors as it seeks to grow sales, and may require further financing to remain solvent.  Completion of such agreements would substantially dilute the interests of existing stockholders, reducing by at least one-half their proportional interest in the Company.    In the event the agreements are not consummated, it is likely that the Company would need to file for bankruptcy protection.

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

          Due to the Company’s acute liquidity challenges, it has defaulted in payments under many of its financial obligations (see Note 7 in the Condensed Consolidated Financial Statements).  These  defaults  effectively render these  obligations payable on demand and the entire  principal  balance of each obligation has been included  in current  liabilities  in the  accompanying  Consolidated  Financial Statements.  Actions by the parties to these obligations to enforce their rights to collect the amounts due could require the Company to cease operations.

          At May 31, 2004, the Company had accounts receivable, net of allowance for doubtful accounts, of $404,383; $682,302 at February 28, 2004.  As of July 31, 2004, the Company had net accounts receivable of approximately $250,000.

          There was no spending for property and equipment in the First Quarter FY2005 or the First Quarter FY2004.  The Company has no material capital project that would require funding. The Company's current plant and equipment is sufficient to support its current level of sales.

          Debt repayments of $64,959 were made in First Quarter FY2005 as compared to $44,198 in First Quarter FY2004.

          During fiscal 2003, the Company agreed to sell its Aura Realty, Inc. subsidiary ("Aura Realty") to a group of individuals, including five members of the Company's former management including Zvi Kurtzman and Steve Veen, (the "Purchasers") and to lease back the Company's headquarters facility, which is owned by Aura Realty. On December 1, 2002, the Company received the purchase price, net of the principal balance of the current mortgage which was to be assumed by the Purchasers, and transferred 49.9% of the common stock of Aura Realty to the Purchasers, issued to Purchasers a $1.0 million term note maturing on May 31, 2004 and granted Purchasers a security interest in a note receivable to secure the Company's performance under the agreement. The Purchasers also received warrants to purchase 15,000,000 shares of common stock, exercisable through November 30, 2007, at exercise prices ranging from $0.15 to $0.25 per share. The Purchasers also purchased 21,366,347 shares of the Company's common stock for $1.5 million.  The Company is required to issue approximately 8,150,000 additional shares and has issued 5,500,000 additional warrants to Purchasers due to its failure to register the shares for resale.

          The holder of the mortgage did not consent to the transfer of the Company's remaining 51.1% interest in Aura Realty and the Company failed to make certain payments to the Purchasers as required under the agreement. During June 2003, the Company entered into a forbearance agreement with the Purchasers, whereby the Company agreed to issue the additional warrants required under the agreements for failure to register the previously issued shares for resale to the public, assign the receivable (a note issued by Alpha Ceramic) to the Purchasers, promptly engage an exclusive listing agent for the sale of the property and pay certain amounts in default on the mortgage. As of August 20, 2004, the Company owes the Purchasers the August 2004 payment due under the agreement and the Purchasers have not issued a formal demand for payment of the $1,000,000 term note that was due on May 31, 2004.  The Company is currently in negotiations with the Purchasers, seeking to get them to consent to and participate in the 2004 Recapitalization Transactions as they pertain to the real estate owned by Aura Realty (see below).

          In June 2004, the Company cured all remaining payment defaults, including late fees and penalty interest charges, related to the mortgage note payable secured by the Company’s headquarters facility.  A portion of the funds required to make this cure payment were provided as an advance against the contemplated purchase of the real estate included in the 2004 Recapitalization Transactions (see below).  At August 20, 2004, this note was no longer in default.

Capital Transactions

          During the quarter ended May 31, 2004, the Company received an additional $970,000 of interim funding from certain holders of the Secured Notes and issued approximately $109,000 of Secured Notes to satisfy the Company’s obligations to reimburse the holders’ costs associated with the Secured Notes (see Note 7 to the Condensed Consolidated Financial Statements) on substantially the same terms as the existing Secured Notes.  From June 1 through August 20, 2004, the Company has received an additional $760,000 of interim funding evidenced by Secured Notes.

          In April 2004, the Company issued additional warrants (with a net exercise feature) to purchase an aggregate of 12,369,878 shares of common stock at a price per share of $0.024 to the lenders under the Secured Notes (see Note 7) primarily as an inducement to the lender to continue to provide interim funding.  These warrants were valued at $674,158 and have been recorded as interest expense in the accompanying financial statements.

          During the quarter ended May 31, 2004, the Company received $100,000 from an investor not participating in the Secured Notes (see Note 7) as an advance against his purchase of Series B Preferred Stock contemplated in the 2004 Recapitalization Transactions (see Note 8).  The Company has used and would be unable to return such funds in the event the offering does not close; in which case, such funds evidence short-term indebtedness of the Company.  This advance is included in accrued expenses in the May 31, 2004 financial statements.

          Subsequent to May 31, 2004, the Company has, in addition to the funding received in exchange for Secured Notes described above, also received:

  $545,000 from various individuals as an advance against their purchase of Series B Preferred Stock contemplated in the 2004 Recapitalization Transactions (see below).  $380,000 of this amount was advanced by individuals affiliated with the Aries Group Ltd., $150,000 was advanced by holders of Secured Notes and $15,000 was advanced by a participant in the sale of the Company’s headquarters facility (discussed below).  The Company has used and would be unable to return such funds in the event the offering does not close; in which case, such funds evidence short-term indebtedness of the Company.
  $450,000 from the purchasers under the contemplated sale and lease back of the Company’s headquarters facilities as an advance against such purchase.  These funds were used to cure the defaults on the mortgage note related to the real estate (see Note 7 and below).  The Company has used and would be unable to return such funds in the event the offering does not close; in which case, such funds evidence short-term indebtedness of the Company.
  $150,000 from a Company employee for which the Company issued a $150,000 note payable. This note is to be repaid from the proceeds of accounts receivable collected after September 1, 2004 and specifies a flat $15,000 interest payment. It is also secured by the Company's accounts receivable. The holders of the Secured Notes have subordinated their security interest in the Company's accounts receivable to allow the Company to grant this security interest.

          In July 2004, the Board granted 10,000,000 warrants to purchase shares of common stock at a price per share of $0.02 for a period of seven years to the Company’s Chairman/CEO in recognition of his efforts to complete the 2004 Restructuring Transactions (see below).

2004 Recapitalization Transactions

          In May and June 2004, the Company reached nonbinding agreements in principle with a number of parties that,  if consummated, would resolve the Company’s monetary defaults on its headquarters mortgage, settle certain litigation involving the Company and former management, provide for additional  equity at closing, provide for conversion to equity of existing secured debt and provide for changes in the Company’s senior management and Board of Directors (together, the "2004 Recapitalization Transactions").  Management believes that following completion of the 2004 Recapitalization Transactions, including receipt of funding, the Company will have a more stable financial condition.  Completion of the 2004 Recapitalization Transactions would substantially dilute the interests of existing stockholders, reducing by at least one-half their proportional interest in the Company. Although nonbinding term sheets have been executed with the parties for each of these transactions, no assurances can be given that the transactions will close in the immediate future or at all.  In the event the agreements are not consummated, it is likely that the Company would need to file for bankruptcy protection.

          Even if the 2004 Recapitalization Transactions are completed as anticipated, the Company will continue to require forbearance of several creditors and may require additional financing in the next twelve months as it seeks to increase its sales.  As a result of the 2004 Recapitalization Transactions, the Company would record an as yet undetermined charge to earnings due to the settlement of certain litigation at amounts in excess of those currently reserved on the Company’s balance sheet, and the expected loss on the sale of the headquarters facility.

          The 2004 Recapitalization Transactions include four related components: the sale of the Company’s headquarters facility; the settlement of outstanding litigation with members of the Company’s former management and others, conversion of Secured Notes into equity and the receipt of new equity funding.  Each component involves in the issuance of shares of a new series of preferred stock, Series B Cumulative Convertible Preferred Stock (the "Series B Preferred Stock").

          Each of these components is discussed in some detail in the Company’s Form 10-K for the year ended February 29, 2004 as filed with the SEC.  No material changes have occurred in the proposed terms of the 2004 Recapitalization Transactions, nor have any of the contemplated transactions been consummated.

ITEM 4                  Controls and Procedures

(a) The Company’s chief executive officer and its chief financial officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15-d-14(c)) as of a date within 90 days of the filing date of this quarterly report (the "Evaluation Date") have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them timely by others within those entities.

(b) There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s disclosure controls and procedures subsequent to the Evaluation Date, nor were there any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions.  As a result, no corrective actions were taken.

PART II - OTHER INFORMATION

ITEM 1 Legal Proceedings

          Due to the Company's acute liquidity challenges, it has defaulted in payments under many of its financial obligations (see Part I, Item 2. - Financial Position, Liquidity and Capital Resources and Note 7 in the Condensed Consolidated Financial Statements). These defaults effectively render these obligations payable on demand and the entire principal balance of each obligation has been included in current liabilities in the accompanying Consolidated Financial Statements. The Company is engaged in numerous legal actions by creditors seeking payment of sums owed. Actions by the parties to these obligations to enforce their rights to collect the amounts due could require the Company to cease operations.

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

Waltco Engineering Co. v. Aura Systems, Inc. et. al. (YC045396).

          On December 11, 2002, Plaintiff, Waltco Engineering Co. ("Waltco"), filed a suit in California Superior Court for Breach of Written Agreement against the Company and related common counts. Waltco asserted that the Company breached the terms of a payment plan. Waltco claimed damages of $283,296.41 and received a summary judgment for that amount plus costs. During fiscal 2004, the Company negotiated an agreement with Waltco under which the Company would make two payments of $125,000 each in full settlement of this judgment. The Company was not able to fund the second of these payments and negotiated an amendment to the agreement calling for monthly payments until the remaining $125,000 has been paid in full. As of August 20, 2004, the Company was current on those payments. The Company has made appropriate provisions in its financial statements to fully reflect its estimated liability in this case.

Former Management Suits

          During fiscal 2004, a group of former officers of the Company (the "Former Officers"), who resigned on February 28, 2002 following the commencement of an SEC investigation into the Company's accounting practices (as described above), filed a number of lawsuits against the Company. A description of each suit is set forth below.

          These Former Officers are expected to participate in the 2004 Recapitalization Transactions and settlement of these suits is contemplated within these transactions (see Part I, Item 2 - Financial Position, Liquidity and Capital Resources). There can be no assurance that the 2004 Recapitalization Transactions will be completed and that these suits with thereby be resolved.

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

          The defaults under the mortgage also resulted in defaults in the Agreement for Sale and Leaseback (the "Sale/Leaseback Agreement") under which the Company sold a minority interest in and intended to sell the entirety of its Aura Realty subsidiary, which owns the buildings subject to this mortgage (see Part 1, Item 2 -Financial Position, Liquidity and Capital Resources). In its efforts to address the defaults under the mortgage and the Sale/Leaseback Agreement, the Company undertook efforts to sell these buildings and, if necessary, move its headquarters and processing facilities to a new location. In May 2004, the Company entered into an agreement under which it would sell the buildings subject to this mortgage, use the proceeds to substantially buy out the holders of the minority interest in Aura Realty (the "Realty Minority Shareholders") arising from the Sale/Leaseback Agreement and terminate its obligations thereunder and leaseback one of the buildings and a portion of the other (see discussion of 2004 Recapitalization Transactions in see Part 1, Item 2 -Financial Position, Liquidity and Capital Resources). In June 2004, the Realty Minority Shareholders sent notice to the Company that it had defaulted on the May 2004 agreement as it pertained to the Realty Minority Shareholders and terminated the agreement. The Company has continued negotiations with the Realty Minority Shareholders since that date but has not yet been successful in getting them to recommit to the terms of the May 2004 agreement or any other settlement. Such an agreement with the Realty Minority Shareholders is a condition precedent to the buyer's obligation to complete the purchase of the buildings. There can be no assurance that the Company will be able to obtain an agreement with the Realty Minority Shareholders or complete the 2004 Recapitalizaton Transactions.

ITEM 2 Changes in Securities

          For a discussion of recent sales of securities, see Management’s Discussion and Analysis.

          All of the noted sales of unregistered securities were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 as these offerings were a private placement to a limited number of accredited investors.

ITEM 6 Exhibits and Reports on Form 8-K

a)	Exhibits:
	99.1 –	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	99.2 –	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
b)	Reports on Form 8-K:
None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                  AURA SYSTEMS, INC.
                  (Registrant)

Date:      August 30, 2004

By:    /s/ Neal F. Meehan

Neal F. Meehan
Acting Chief Financial Officer
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
August 30, 2004

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
Acting Chief Financial Officer
August 30, 2004