Form 10-Q
period 2004-08-31
AURA SYSTEMS INC
filed 2004-10-22
CIK 826253

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended August 31, 2004	Commission File Number 000-17249

AURA SYSTEMS, INC.
(Exact name of Registrant as specified in its charter)

Delaware	95-4106894
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

2335 Alaska Ave.
El Segundo, California 90245
(Address of principal executive offices)

Registrant's telephone number, including area code:        (310) 643-5300

Former name, former address and former fiscal year, if changed since last report: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    YES [X]    NO  [_]

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Class	Outstanding at October 11, 2004

Common Stock, par value $0.005 per share	439,074,474 Shares

AURA SYSTEMS, INC. AND SUBSIDIARIES

INDEX

PART I.	FINANCIAL INFORMATION

PART II.	OTHER INFORMATION

ITEM 1.	Legal Proceedings	24

ITEM 2.	Changes in Securities	26

ITEM 6.	Exhibits and Reports on Form 8-K	26

SIGNATURES AND CERTIFICATIONS	27

AURA SYSTEMS, INC. AND SUBSIDIARIES

QUARTER ENDED AUGUST 31, 2004

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The consolidated financial statements included herein have been prepared by Aura Systems, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). As contemplated by the SEC under Rule 10-01 of Regulation S-X, the accompanying consolidated financial statements and footnotes have been condensed and therefore do not contain all disclosures required by accounting principles generally accepted in the United States of America. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K/A for the year ended February 29, 2004, as restated, as filed with the SEC (file number 000-17249).

AURA SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

Assets	August 31. 2004	February 29, 2004
Current assets:	(Unaudited)
Cash and cash equivalents	$24,029	$83,200
Receivables, net	247,806	682,302
Inventories	1,528,478	809,659
Other current assets	431,248	259,089
Total current assets	2,231,561	1,834,250

Property and equipment, at cost	13,864,035	13,864,035
Less accumulated depreciation and amortization	(7,090,657)	(6,924,606)
Net property and equipment	6,773,378	6,939,429

Non-current inventories, net	6,684,586	7,496,484
Long term investments	286,061	286,061
Patents and trademarks, net	577,374	610,238
Other assets	581,545	594,271
Total assets	$17,134,505	$17,760,733

Liabilities and Stockholder's Deficit
Current liabilities:
Accounts payable	$1,979,677	$2,778,366
Notes payable	4,391,331	4,273,052
Convertible notes	8,255,783	6,400,973
Accrued expenses	4,016,973	2,232,229
Litigation settlement payable	2,221,323	—
Deferred income	160,875	160,875
Total current liabilities	21,025,962	15,845,495

Notes payable and other liabilities	4,809,530	4,871,804

Long-term litigation settlement payable	111,771	—

Minority interest in consolidated subsidiary	653,889	657,859

COMMITMENTS AND CONTINGENCIES
Stockholders' deficit Series A Convertible, Redeemable Preferred stock par value $0.005 per share and additional paid in capital. 1,500,000 shares authorized, 591,110 shares issued and outstanding at August 31 and February 29, 2004	2,956	2,956
Common stock par value $0.005 per share and additional paid in capital. 500,000,000 shares authorized, 430,923,150 issued and outstanding at August 31 and February 29, 2004.	2,154,544	2,154,544
Committed common stock	3,102,958	3,102,958
Additional paid-in capital	316,593,026	308,182,035
Accumulated deficit	(331,320,131)	(317,056,918)
Total stockholders’ deficit	(9,466,647)	(3,614,425)
Total liabilities and stockholders’ deficit	$17,134,505	$17,760,733

See accompanying notes to condensed consolidated financial statements.

AURA SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND SIX MONTHS ENDED AUGUST 31, 2004 AND 2003
(Unaudited)

	Three Months		Six Months
	2004	2003	2004	2003
Net Revenues	$599,443	$519,679	$1,285,277	$617,291

Cost of goods	129,419	288,949	398,417	355,732

Gross Profit	470,024	230,730	886,860	261,559

Expenses
Engineering, research and development expenses	633,498	462,865	1,179,128	958,937
Selling, general and administrative	1,557,898	1,082,770	2,920,629	2,260,538
Litigation settlements	2,088,758	—	2,088,758	—
Impairment losses on long-lived assets	—	1,956,338	—	1,956,338
Total costs and expenses	4,280,154	3,501,973	6,188,515	5,175,813

Loss from operations	(3,810,130)	(3,271.243)	(5,301,655)	(4,914,254)

Other (income) and expense
Interest expense, net	7,848,415	368,099	8,992,8,23	1,012,187
Other (income) expense, net	(14,941)	(1,205)	(28,295)	(32,900)
Minority interest in net income of consolidated subsidiary	47,133	(101,687)	(3,970)	(66,213)

Loss before extraordinary item	(11,690,737)	(3,536,450)	(14,262,213)	(5,827,328)
Extraordinary item Gain on extinguishment of debt obligations, net of income taxes of $0	—	—	—	65,594
Net loss	$(11,690,737)	$(3,536,450)	$(14,262,213)	$(5,761,734)

Basic and diluted loss per share
Before extraordinary item	$(0.027)	$(0.008)	$(0.033)	$(0.014)
Extraordinary item	$—	$—	$—	$—
Total basic and diluted loss per share	$(0.027)	$(0.008)	$(0.033)	$(0.014)
Weighted average shares used to compute basic and diluted loss per share	430,923,150	430,923,150	430,923,150	430,923,150

See accompanying notes to condensed consolidated financial statements.

AURA SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED AUGUST 31, 2004 AND 2003
(Unaudited)

	2004		2003

Net cash used in operations	$	(1,845,176)	$	(2,841,962)

Investing activities:

Proceeds from sale of investment		—		415,000
Note receivable		—		103,041
Net cash provided by investing activities		—		518,041

Financing activities:

Issuance of debt		150,000		200,000
Repayment of debt		(93,995)		(314,044)
Issuance of convertible notes		1,730,000		2,260,409
Net proceeds from sale of Series A preferred stock		—		109,500
Net cash provided by financing activities:		2,174,973		2,255,865

Net increase (decrease) in cash		(59,171)		(68,056)
Cash and cash equivalents at beginning of period		83,200		163,693
Cash and cash equivalents at end of period		$24,029		$95,637

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest		$164,027		$134,214

Unaudited supplemental disclosure of noncash investing and financing activities:

During the six months ended August 31, 2004, the Company:

-	issued $124,810 of convertible notes payable in satisfaction of $124,810 in contractual obligations arising from the sale of the convertible notes payable.

During the six months ended August 31, 2003, the Company:

-	issued $11,047 of convertible notes payable in satisfaction of $11,047 in contractual obligations arising from the sale of the convertible notes payable

-	exchanged $3,605,973 of convertible notes payable, plus accrued interest, for 534,020 shares of Series A Convertible, Redeemable Preferred Stock.

See accompanying notes to condensed consolidated financial statements.

AURA SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2004
(Unaudited)

1)	Basis of Presentation

The condensed consolidated financial statements include the accounts of Aura Systems, Inc. and subsidiaries ("the Company"). All inter-company balances and inter-company transactions have been eliminated.

In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (which include normal recurring adjustments) and reclassifications for comparability necessary to present fairly the financial position of Aura Systems, Inc. and subsidiaries at August 31, 2004 and the results of its operations for the three and six months ended August 31, 2004 and 2003.

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

The Company continues to experience acute liquidity challenges. The Company had cash of approximately $24,000 and $83,000 at August 31 and February 29, 2004, respectively. For the six months ended August 31, 2004 and the year ended February 29, 2004, the Company incurred a net loss of approximately $14,300,000 and $13,600,000, respectively, on net revenues of approximately $1,300,000 and $1,900,000, respectively. The Company had working capital deficiencies at August 31 and February 29, 2004 of approximately $18,800,000 and $14,000,000, respectively. These conditions, combined with the Company’s historical operating losses, raise substantial doubt as to the Company's ability to continue as a going concern. At September 30, 2004, the Company had approximately $60,000 of cash.

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

In September 2004, final agreements for the settlement of the litigation, the longer term funding and the changes in senior management were completed and became effective (see Note 8). Completion of the 2004 Recapitalization Transactions (as defined in Note 8) has provided the Company a more stable financial condition. The Company, however, has not resolved material disputes with the minority shareholders of its Aura Realty, Inc. subsidiary (see Note 6) and will continue to require forbearance of several creditors as it seeks to grow sales, and may require further financing to remain solvent.  There can be no assurance that resolution of the Aura Realty issue, continued creditor forbearance or additional financing can or will be received at the times or in the amounts needed by the Company. In the event such resolution, forbearance or financing is not received, the Company may need to file for bankruptcy protection.

The Company is seeking to raise additional capital; however, the Company has no firm commitments from third parties other than those involved in the 2004 Recapitalization Transactions to provide additional financing and there can be no assurance that financing will be available at the times or in the amounts required. The issuance of additional shares of equity in connection with such financing could further dilute the interests of existing stockholders of the Company, and such dilution could be substantial. The Company must increase its authorized shares as a condition to the 2004 Recapitalization Transactions and in order to be able to sell common equity, and intends to propose to stockholders such action as well as a reverse stock split of its common shares; there can be no assurance that either such action will be approved. If financing cannot be arranged in the amounts and at the times required, the Company may be required to cease operations.

3)	Capital
The Company did not issue shares of Common Stock or Preferred Stock during the six months ended August 31, 2004.

In July 2004, the Board of Directors granted warrants to purchase 10,000,000 shares of common stock for a period of seven years at a price per share of $0.020 to Neal Meehan, then Chairman, CEO and President of the Company.

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

During the six months ended August 31, 2004, the Company received $570,000 from investors as advances against the purchase of the Series B Preferred Stock contemplated in the 2004 Recapitalization Transactions (see Note 8). The Company has used and would be unable to return such funds in the event the offering does not close; in which case, such funds evidence short-term indebtedness of the Company. These advances are included in accrued expenses in the August 31, 2004 financial statements.

4)	Inventories

Inventories, stated at the lower of cost (first in, first out) or market, consist of the following:

	August 31, 2004 (unaudited)	February 29, 2004

Raw materials	$4,058,315	$4,004,785
Finished goods	6,186,749	6,333,358
Reserved for potential product obsolescence	(2,032,000)	(2,032,000)
	8,213,064	8,306,143
Non-current portion	6,684,586	7,496,484
	$1,528,477	$809,659

Inventories consist primarily of components and completed units for the Company's AuraGen product.

The Company does not expect to realize all of its inventories within the 12-month period ending August 31, 2005. Because of this, the Company has assessed the net realizability of these assets, the proper classification of the inventory, and the potential obsolescence of inventory. The net inventories as of August 31 and February 29, 2004 which are not expected to be realized within a 12-month period have been reclassified as long term. The Company has also recorded a reserve for obsolescence of $2,032,000 at August 31 and February 29, 2004.

5)	Significant Customers

In the six months ended August 31, 2004, the Company sold AuraGen related products to one significant customer for a total of approximately $440,000 or 34% of net revenues. This customer is not related to or affiliated with the Company.

At August 31, 2004, the Company held accounts receivable from three significant customers for a total of approximately $145,000 or 59% of net receivables. None of these customers are related to or affiliated with the Company.

6)	Contingencies

The Company is engaged in certain material legal proceedings as described in Part II, Item 1 of this Form 10-Q. Provisions have been made in the financial statements for all judgments and settlements noted therein, and as otherwise stated in such discussion.

7)	Notes Payable and Other Liabilities

Notes payable and other liabilities consist of the following:

	August 31, 2004 (unaudited)	February 29, 2004
Convertible notes payable (a)	$7,630,783	$5,775,973
Convertible notes payable (b)	625,000	625,000
Notes payable - buildings (c)	4,895,767	4,952,531
Notes payable - related parties (d)	1,150,000	1,000,000
Litigation payable (e)	2,201,604	2,201,604
Trade debt (f)	949,721	983,345
Notes payable - equipment (g)	3,769	7,376
	17,456,644	15,545,829
Less: current portion	12,647,114	10,674,024
Long-term portion	$4,809,530	$4,871,805

(a)	Represents secured notes payable (the “Secured Notes”) on June 15, 2004, bearing interest at 10% per annum and convertible at the option of the holder into new debt or equity securities at of the Company at a 20% discount to the best terms by which such new debt or equity is sold to any new investor. The Secured Notes may be prepaid on notice at a 15% premium. Repayment of the Secured Notes is secured by substantially all the assets of the Company (with limited exceptions).

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

In August 2004, the holders of the Secured Notes and the Company entered into agreements whereby $3,500,000 of Secured Notes would be converted into Series B units with no conversion discount, the maturity of the remaining Secured Notes would be extended to August 2005 and the remaining Secured Notes will be converted into Series B units if the Company meets certain conditions (see Note 8). The transactions contemplated by these agreements were completed in September 2004. Since the August 2004 agreements defined the conversion feature of the Secured Notes, the beneficial conversion feature of these notes could be determined at that time. The Company allocated the proceeds of the Senior Notes to the warrants committed (see Note 8) and the associated debt based on a prorata allocation. The value allocated to the warrants was $1,745,640. The Company then calculated the beneficial conversion feature related to the Senior Notes based on the calculated conversion price after allocating the proceeds to the warrant. The beneficial conversion feature is limited to the amount allocated to the Senior Notes, which was $5,705,285. Both amounts were expensed immediately as the related Senior Notes were due and payable prior to the commitment date.

(b)	Convertible notes payable carry an 8% interest rate and are convertible into common stock at various conversion rates (the “8% Convertible Notes”). These notes were due and payable during the fourth quarter of fiscal 2003. As of September 30, 2004, the holders of these notes have not presented a demand for payment.

(c)	Notes payable-buildings consist of a 1st Trust Deed on two buildings in California bearing interest at the rate of 7.625%. A final balloon payment is due in Fiscal 2009. In April 2003, the Company defaulted on these notes payable and, in June 2004, cured such defaults.

(d)	Notes payable - related parties consist of two separate notes: a $1,000,000 note payable, dated December 1, 2002, which was entered into in connection with the sale of a minority interest in Aura Realty, as more fully described in the Company's Form 10-K for the year ended February 29, 2004 as filed with the SEC (the “$1M Note”) and a $150,000 demand note, dated August 6, 2004, which was issued in exchange for a $150,000 cash advance from an employee of the Company (the “$150K Note”).

The $1M Note bears interest at 12.3% per annum and is secured by a security interest in a certain note receivable. The Company was required to make interest only payments for the first 17 months of the term, and the $1,000,000 principal was due on May 31, 2004. The Company was unable to make the principal payment as demanded by the Purchasers and the note is now in default. In August 2004, one of the minority shareholders of Aura Realty filed a lawsuit against the Company seeking full payment of this note (see Part II, Item 1 of this form 10-Q).

The $150K Note includes a fixed charge of $150,000 for interest, which was recorded as interest expense in August 2004, and is secured by the Company’s accounts receivable. The holders of the Secured Notes have subordinated their security interest in the Company’s accounts receivable to allow the Company to grant this security interest.

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

In August 2004, the Company entered into final agreements with a number of parties involving the settlement of certain litigation involving the Company and former management, investment of additional equity in the Company, conversion to equity of existing Secured Notes and changes in the Company’s senior management and Board of Directors were signed and became effective. Together with the May 2004 agreements related to a sale of the Company’s headquarters facility (the “Facility Sale Agreements”), these agreements are collectively referred to as the “2004 Recapitalization Transactions”. As of August 31, 2004, certain material contingencies related to the litigation settlement remained. In September 2004, these contingencies were resolved and the closings contemplated under all of the 2004 Recapitalization Transactions except for the Facility Sale Agreements were completed. Completion of these 2004 Recapitalization Transactions has provided the Company a more stable financial condition. The Company, however, has not resolved material disputes with the minority shareholders of its Aura Realty, Inc. subsidiary (see Part II, Item 1 - Litigation Proceedings) and will continue to require forbearance of several creditors as it seeks to grow sales, and may require further financing to remain solvent. There can be no assurance that resolution of the Aura Realty matters, continued creditor forbearance or additional financing can or will be received at the times or in the amounts needed by the Company. In the event such resolution, forbearance or financing is not received, the Company may need to file for bankruptcy protection.

As a result of the 2004 Recapitalization Transactions, the Company has recorded litigation settlement expense of approximately $2,100,000, $1,500,000 of which arises from valuations of warrants, options and Series B units issued as part of the settlement and approximately $7,500,000 of interest expense related to the beneficial conversion feature and warrants to be issued upon conversion of the Secured Notes.

The 2004 Recapitalization Transactions include four related components: the receipt of new equity funding; the conversion of Secured Notes into equity; the settlement of outstanding litigation with members of the Company’s former management and others; and the sale of the Company’s headquarters facility. Each component involves in the issuance of shares of a new series of preferred stock, Series B Cumulative Convertible Preferred Stock (the “Series B Preferred Stock”).

Issuance and Terms of Series B Preferred Stock. Each of the components of the 2004 Recapitalization Transactions involves issuance of Series B Preferred Stock. To consummate the 2004 Recapitalization Transactions, the Company’s Board of Directors has designated five million shares of the Company’s authorized preferred stock as Series B Cumulative Convertible Preferred Stock. The new Series B Preferred Stock will rank senior to the Company’s common stock and Series A Convertible, Redeemable Preferred Stock (the “Series A Preferred Stock”), accrues dividends at an annual rate of 8% and is convertible into shares of the Company’s common stock at $0.02 per common share. The conversion price is subject to adjustment to the lowest price at which the Company in the future sells shares of common stock, with limited exceptions. The Company has the right to force conversion of the Series B Preferred Stock into common stock upon the satisfaction of a number of conditions, including the Company’s common stock trading at a price in excess of $0.10 for twenty consecutive trading days. The Series B Preferred Stock has class voting rights to elect four directors of the Company and to approve certain corporate transactions, including the issuance of any shares of preferred stock on parity with or senior to the Series B Preferred Stock.

The Series B Preferred Stock cannot be converted into common shares unless and until the Company’s shareholders approve an increase in the number of authorized common shares. As part of the 2004 Recapitalization Transactions, the Company has committed to seek such shareholder approval as soon as possible.

The Series B Placement. The September 2004 transactions included investments from subscribers in the aggregate of approximately $7.3 million (exclusive of payments under the Facility Sale Agreements and conversion of Secured Notes). The transactions specify a maximum for this offering of $15.0 million and include provisions for the initial investors to invest up to 50% of their original investment amounts under the same terms and conditions at any time prior to May 31, 2005.

Prior to closing, $0.6 million had been advanced to the Company to be applied to the placement. At closing, the Company received an additional $0.4 million in cash and $6.2 million of notes payable through May 2005 and issued 7,287.3 Series B units, consisting of 1,457,464 shares of Series B Preferred and 97,391,529 warrants to purchase common stock in an amount equal to the 25% of the number of shares of common stock obtainable upon conversion of the associated Series B Preferred Stock, at a price per share of $0.02, exercisable for seven years. Thus, for an investment of $100,000, an investor received shares of Series B Preferred Stock with a liquidation preference of $100,000, convertible into 5,000,000 shares of common stock, and warrants to purchase an additional 1,250,000 shares of common stock.

Certain purchasers of the units paid all or a portion of the purchase price in the form of unsecured personal promissory notes bearing interest at 8% and payable with a term up to nine months. The units issued to purchasers paying with notes will be held in escrow until such time as the note payments are received; however, each such purchaser has the ability to vote any shares held in escrow prior to payment.

The estimated value, using the Black-Scholes valuation method, of the warrants issued with the Series B units is approximately $2.6 million. After considering the value attributable to the warrants, the Company sold the common stock underlying the Series B Preferred Stock at a price of approximately $0.016 per share.

The Conversion of Secured Notes to Equity. Concurrent with the Series B Placement described above, the holders of the Secured Notes (with a balance, including accrued interest of approximately $8.1 million as of September 15, 2004) have agreed to convert $3.5 million of Secured Notes into shares of Series B Preferred Stock and warrants, on the same terms as the cash investors. To the extent the Company raises new capital funding in excess of such amounts and meets other specified conditions, including but not limited to having an effective registration of its common stock, such holders would convert an additional amount of Secured Notes equal to the amount of such new excess capital funding obtained. The agreement also extends the due dates of the remaining Secured Notes to August 2005 and gives holders of the Secured Notes the right to convert all or a portion of the Secured Notes at any time on the foregoing terms, terminates any other rights they hold to convert the Secured Notes at preferential rates into new securities sold by the Company subject to their conversion rights, and permits the Company to prepay the remaining Secured Notes at any time without premium

In August 2004, the Company recorded approximately $7.45 million of interest expense related to the beneficial conversion feature and warrants to be issued upon conversion of the Secured Notes.

Management Changes. As a condition of the foregoing transactions, Mr. Meehan has resigned his position as Chief Executive Officer and President and will receive one year's severance payments, as provided under a contract provided Mr. Meehan by the Company in February 2004. Mr. Meehan will continue to serve as Chairman of the Company.

In addition, Messrs. Albert, Diamant and Harrington have resigned from the Board of Directors of the Company, effective with September 2004 funding of the placement of Series B Preferred Stock. The new board members selected by the investors who are parties to the voting agreement are Raymond Yu, Dr. Fred Balister and Izar Fernbach. Mr. Meehan’s continuance as a Board member represents the fourth Board member to be elected by the holders of the Series B Preferred Stock. On September 20, 2004, the newly constituted Board elected Mr. Yu as Chief Executive Officer and President.

The Litigation Settlement. As a condition to the Series B Placement, the Company has completed a litigation settlement with Zvi Kurtzman, certain other formers members of its management, and certain other individuals, all of whom are collectively referred to as the “Aries Group”. The settlement contains mutual general releases, mutual covenants not to sue and terminates the litigation described in Part II, Item 1 - Legal Proceedings under the heading Former Management Suits and other litigation brought by members of the Aries Group against management of the Company. Pursuant to the settlement, the Company agreed (i) to pay members of the Aries Group an aggregate of $801,509 in sixteen monthly installments (which total payments may be reduced to $726,508 if Aura timely pays all installments), subject to acceleration if certain additional capital raising targets are met and subject to the option to convert unpaid amounts into units of the Series B Placement,(as described below), (ii) to reinstate approximately 14 million options and warrants previously issued to members of the Aries Group with exercise prices not less $0.31 per share of common stock, (iii) to issue to members of the Aries Group new ten-year warrants to purchase an aggregate of 34,500,000 shares of common stock exercisable at a price of $0.07 per share, (iv) to issue to members of the Aries Group 6,208,048 shares of the Company’s common stock and (v) to issue to members of the Aries Group shares of the Series B Preferred Stock with an aggregate liquidation preference of $458,583 and approximately 5.7 million seven-year warrants exercisable at a price of $0.02, consistent with the Series B Placement described below. Certain members of the Aries Group also participated in the Series B Placement. A failure of the Company to pay amounts due or issue shares or warrants as provided by the settlement terminates the Aries Group’s requirement to fund its Series B commitment. Conversely, a failure of the Aries Group to pay amounts due pursuant to its Series B commitment waives the Company’s requirement to pay amounts due under the settlement unless and until such payments are made.

In August 2004, the Company recorded litigation settlement expense of approximately $2.1 million, $1.5 million of which arises from valuations of the warrants, options and Series B units issued as part of the settlement.

The Sale of the Headquarters Facility. In May 2004, the Company, Aura Realty and the minority shareholders in Aura Realty (the “Realty Minority Shareholders”) agreed, subject to certain conditions, to a sale of the Company’s headquarters facility to a buyer (the “Real Estate Buyer”) controlled by Yair Ben-Moshe and David Maimon (the “May 2004 Agreements”). On June 11, 2004, the Realty Minority Shareholders sent notice to the Company that it had defaulted on the agreement as that pertained to the settlement with the Realty Minority Shareholders and terminated the agreement. In August 2004, one of the members of the Realty Minority Shareholders filed a lawsuit against the Company seeking full payment of the $1.0 million note held by the Realty Minority Shareholders (see Part II, Item 1 - Litigation Proceedings). The Company has continued negotiations with the Realty Minority Shareholders but has not yet been successful in getting them to recommit to the May 2004 Agreements or any other settlement. Such an agreement with the Realty Minority Shareholders is a condition precedent to the Real Estate Buyer’s obligation to complete the purchase.

Through September 15, 2004, Messrs. Ben-Moshe and Maimon have advanced the Company $0.45 million, which has principally been used, combined with other funds provided by the Company, to cure all existing defaults with the mortgagor and bring the note current. Such payment will be applied to the purchase price and, in the event closing of such sale does not occur, will be deemed to be an unsecured loan to the Company bearing interest at 10% per annum and payable in 24 equal monthly payments, and convertible, at the option of the holder, into Series B Preferred Stock.

As contemplated, the sales price of the property is $7.8 million, of which approximately $5.0 million would be used to repay the existing mortgage, $1.6 million would be paid to the Realty Minority Shareholders (assuming adherence to the terms of the May 2004 Agreements), $0.8 million would be credited to the Real Estate Buyer for deposits required under the lease back (discussed below) and building repairs and the remaining approximately $0.4 million has already been advanced to the Company. In addition to the subject real estate, the Real Estate Buyer would also receive 220,000 units of the Series B Placement (as described above) and four-year warrants to purchase 15,000,000 shares of the Company’s common stock at an exercise price of $0.075. At closing of the sale, Aura would lease back a portion of the premises (the warehouse and the first floor of the office building) for a period of 4 years at a monthly rent of $56,000, triple net. Aura will provide a security deposit of approximately $0.67 million, to be applied to the fourth year’s rent. Also at closing (assuming adherence to the terms of the May 2004 Agreements), (i) the Realty Minority Shareholders would cancel the existing $1.0 million note issued by Aura on December 1, 2002, and receive from Aura a new note in the amount of $0.25 million, bearing interest at 12.3% and payable over 24 months, (ii) the Alpha Ceramics note with a balance due of approximately $2.0 million as of July 30, 2004, which had been assigned to the Realty Minority Shareholders, would be reassigned to the Real Estate Buyer (this note is currently nonperforming; no payments have been received since November 2003), and (iii) the Realty Minority Shareholders would receive shares of Series B Preferred Stock with a liquidation preference of $0.15 million. Aura is obligated to pay the Realty Minority Shareholders $40,582 per month for continued use of the facility pending closing of the sale; such amount is in addition to continued payments due under the mortgage. As of September 30, 2004, the Company was in default of making such payment to the Realty Minority Shareholders for the month of September. Upon closing of the transactions described above, the Realty Minority Shareholders would release any further claims they have related to Aura Realty and the December 1, 2002 Sale/Leaseback Agreement.

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

The Company was founded in 1987 and, until 1992, primarily engaged in supplying defense technology to classified military programs. In 1992 the Company transitioned to being primarily a supplier of consumer and industrial products and services using its developed technology. In 1994, the Company founded NewCom, Inc., which sold and distributed computer communications and sound products such as CD-ROMs and sound cards. In 1997, the Company acquired MYS Corporation of Japan, a manufacturer of speaker systems. NewCom ceased operations in 1999 and the Company experienced severe financial hardship from this and other causes. In fiscal 2000, the Company sold MYS, the Company's business divisions providing sound products, and other assets, restructured substantial indebtedness and concentrated its focus on the AuraGen(R) pro duct. Sales and support of the AuraGen(R) currently provide all the Company's operating revenues.

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

The Company's ability to continue as a going concern is dependent upon the successful achievement of profitable operations and the ability to generate sufficient cash from operations and financing sources to meet the Company’s obligations. In September 2004, the closings contemplated under all of the 2004 Recapitalization Transactions except for the Facility Sale Agreements were completed. Completion of these 2004 Recapitalization Transactions has provided the Company a more stable financial condition. The Company, however, has not resolved material disputes with the minority shareholders of its Aura Realty, Inc. subsidiary (see Part II, Item 1 - Litigation Proceedings) and will continue to require forbearance of several creditors as it seeks to grow sales, and may require further financing to remain solvent. There can be no assurance that resolution of the Aura Realty matters, continued creditor forbearance or additional financing can or will be received at the times or in the amounts needed by the Company. In the event such resolution, forbearance or financing is not received, the Company may need to file for bankruptcy protection.

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

Prior to the completion of the 2004 Recapitalization Transactions in September 2004, the Company had outstanding warrants, options and convertible securities to purchase approximately 210 million shares of common stock. The Company also had commitments to issue approximately 22 million shares of common stock without further consideration. The aggregate number of outstanding options, warrants, and common share equivalents is in excess of the authorized, but unissued number of shares of the Company's common stock. The Company must increase its authorized shares as a condition to the 2004 Recapitalization Transactions and in order to be able to sell common equity, and management intends to propose to stockholders such action as well as a reverse stock split of its common shares; there can be no assurance that either such action will be approved.

Results of Operations

For the three and six month periods ended August 31, 2004

The Company's net loss for the six months ended August 31, 2004 (the “Six Months FY2005”) was $14,262,213 compared to a net loss of $5,761,734 for the six months ended August 31, 2003 (the “Six Months FY2004”). Net operating revenues and gross profit were $1,285,277 and $886,860, respectively, in the Six Months FY2005 and $617,291 and $261,559, respectively, in Six Months FY2004. These significant increases in revenues and gross profit were more than offset by increases expenses, primarily a $7,450,925 charge to interest expense related to the beneficial conversion feature on the Secured Notes. The $2,088,758 of litigation settlement expense recorded in the Six Months FY2005 effectively offset $1,956,338 of long-lived asset impairment charges recorded in Six Months FY2004.

The Company's net loss for the three months ended August 31, 2004 (the “Second Quarter FY2005”) was $11,690,737 compared to a net loss of $3,536,450 for the three months ended August 31, 2003 (the “Second Quarter FY2004”). Net operating revenues and gross profit were $599,443 and $470,024, respectively, in the Second Quarter FY2005 and $519,679 and $230,730, respectively, in Second Quarter FY2004.

Net revenues for the Six Months FY2005 of $1,285,277 represent an increase of $667,986 (108%) from $617,291 in the Six Months FY2004. Net revenues for the Second Quarter FY2005 of $599,441 represent an increase of $79,764 (15%) from $519,679 in the Second Quarter FY2004. Revenues are significantly higher in Fiscal 2005 due largely to the Company’s ability to attract new, primarily military, customers and maintain loyalty of existing customers despite its financial condition.

Cost of goods increased to $398,417 for the Six Months FY2005 from $355,732 in the Six Months FY2004; a $42,685 (12%) increase. Cost of goods decreased to $129,419 in the Second Quarter FY2005 from $288,949 in the Second Quarter FY2004; a $159,530 (55%) decrease. The change in cost of goods was smaller than the change in net revenues resulting in an increase in gross margin to 69% in the Six Months FY2005 from 42% for the Six Months FY2004 (78% and 44% in the Second Quarter FY2005 and Second Quarter FY2004, respectively). This improvement is due to a significant portion (32%) of Six Month FY2005 net revenues being derived from a contract to develop a variation of the AuraGen® for future production (the “Development Contract”) combined with depressed gross margins reported in First Quarter FY2004. Cost of goods includes only the direct material and labor costs incurred.

Engineering, research and development expenses increased by $220,191 (23%) to $1,179,128 in the Six Months FY2005 from $958,937 in the Six Months FY2004 and increased by $170,633 (37%) to $633,498 in the Second Quarter FY2005 from $462,865 in the Second Quarter FY2004. The increase was primarily due to the labor costs associated with supporting the Development Contract. Labor and labor related costs included in engineering expense amounted to approximately $1,039,000 in the Six Months FY2005, compared to approximately $810,000 in the Six Months FY2004 and approximately $527,000 in the Second Quarter FY2005, compared to approximately $342,000 in the Second Quarter FY2004. The Company also reduced its research and development activities throughout fiscal 2003 and 2004 and expects these efforts to continue at or below this reduced level at least through the third quarter of fiscal 2005.

Selling, general and administrative (“SG&A”) expenses increased to $2,920,629 in the Six Months FY2005 from $2,260,538 in the Six Months FY2004; an increase of $660,091 (29%) and increased to $1,557,898 in the Second Quarter FY2005 from $1,082,770 in the Second Quarter FY2004; an increase of $475,128 (44%). The SG&A expenses were higher due primarily to temporary pay cuts that were in effect in the Six Months FY2004 but had been reinstated by First Quarter 2005 and approximately $286,000 of compensation expense recorded for the value of common stock warrants granted during the Second Quarter FY2005 (see Note 3 to the Condensed Consolidated Financial Statements). Labor and labor related costs included in SG&A amounted to approximately $1,578,000 in the Six Months FY2005, compared to $1,077,000 in the Six Months FY2004 and $866,000 in the Second Quarter FY2005, compared to approximately $459,000 in the First Quarter FY2004.

Litigation settlement expense was $2,088,758 in the Second Quarter FY2005 (none in Second Quarter FY2004) and arose from the settlement of various litigation against the Company and certain of its officers by members of the Company’s former management and others, approximately $1,500,000 of this expense arose from valuations of the warrants, options and Series B units issued as part of the settlement (see Note 8 to the Condensed Consolidated Financial Statements). Impairment losses on long-lived assets were approximately $1,956,000 in Second Quarter FY2004 (none in Second Quarter FY2005) and resulted from the write-off of some of the Company’s patents and trademarks not related to its core business.

Net interest expense for the Six Months FY2005 increased $7,980,636 to $8,992,823 from $1,012,187 in the Six Months FY2004 due principally to the recording of $7,450,925 of expense related to the beneficial conversion feature and warrants to be issued upon conversion of the Secured Notes and $674,158 of expense representing the value of warrants issued to those lenders (see Financial Position, Liquidity and Capital Resources); similar charges in Six Months FY2004 were $466,500. Higher levels of borrowing in the Six Months FY2005 accounted for the remainder of the interest expense increase.

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

Financial Position, Liquidity and Capital Resources

The Company continues to experience acute liquidity challenges. The Company had cash of approximately $24,000 and $83,000 at August 31 and February 29, 2004, respectively. For the six months ended August 31, 2004 and the year ended February 29, 2004, the Company incurred a net loss of approximately $14,300,000 and $13,600,000, respectively, on net revenues of approximately $1,300,000 and $1,900,000, respectively. The Company had working capital deficiencies at August 31 and February 29, 2004 of approximately $18,800,000 and $14,000,000, respectively. These conditions, combined with the Company’s historical operating losses, raise substantial doubt as to the Company's ability to continue as a going concern. At September 30, 2004, the Company had approximately $60,000 of cash.

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

In September 2004, final agreements for the settlement of the litigation, the longer term funding and the changes in senior management were completed and became effective (see Note 8). Completion of the 2004 Recapitalization Transactions (as defined in Note 8) has provided the Company a more stable financial condition. The Company, however, has not resolved material disputes with the minority shareholders of its Aura Realty, Inc. subsidiary (see Note 6) and will continue to require forbearance of several creditors as it seeks to grow sales, and may require further financing to remain solvent.   There can be no assurance that resolution of the Aura Realty issue, continued creditor forbearance or additional financing can or will be received at the times or in the amounts needed by the Company. In the event such resolution, forbearance or financing is not received, the Company may need to file for bankruptcy protection.

The Company is seeking to raise additional capital; however, the Company has no firm commitments from third parties other than those involved in the 2004 Recapitalization Transactions to provide additional financing and there can be no assurance that financing will be available at the times or in the amounts required. The issuance of additional shares of equity in connection with such financing could further dilute the interests of existing stockholders of the Company, and such dilution could be substantial. The Company must increase its authorized shares as a condition to the 2004 Recapitalization Transactions and in order to be able to sell common equity, and intends to propose to stockholders such action as well as a reverse stock split of its common shares; there can be no assurance that either such action will be approved. If financing cannot be arranged in the amounts and at the times required, the Company may be required to cease operations.

Due to the Company’s acute liquidity challenges, it has defaulted in payments under many of its financial obligations (see Note 7 in the Condensed Consolidated Financial Statements). These defaults effectively render these obligations payable on demand and the entire principal balance of each obligation has been included in current liabilities in the accompanying Consolidated Financial Statements. Actions by the parties to these obligations to enforce their rights to collect the amounts due could require the Company to file for bankruptcy protection or cease operations.

At August 31, 2004, the Company had accounts receivable, net of allowance for doubtful accounts, of $247,806; $682,302 at February 29, 2004. As of September 30, 2004, the Company had net accounts receivable of approximately $300,000.

There was no spending for property and equipment in the Six Months FY2005 or the Six Months FY2004. The Company has no material capital project that would require funding. The Company's current plant and equipment is sufficient to support its current level of sales.

Debt repayments of $93,995 were made in the Six Months FY2005 as compared to $314,044 in the Six Months FY2004.

During fiscal 2003, the Company agreed to sell its Aura Realty, Inc. subsidiary ("Aura Realty") to a group of individuals, including five members of the Company's former management including Zvi Kurtzman and Steve Veen, (the "Purchasers") and to lease back the Company's headquarters facility, which is owned by Aura Realty. On December 1, 2002, the Company received the purchase price, net of the principal balance of the current mortgage which was to be assumed by the Purchasers, and transferred 49.9% of the common stock of Aura Realty to the Purchasers, issued to Purchasers a $1,000,000 term note maturing on May 31, 2004 and granted Purchasers a security interest in a note receivable to secure the Company's performance under the agreement. The Purchasers also received warrants to purchase 15,000,000 shares of common stock, exercisable through November 30, 2007, at exercise prices ranging from $0.15 to $0.25 per share. The Purchasers also purchased 21,366,347 shares of the Company's common stock for approximately $1,500,000. The Company is required to issue approximately 8,150,000 additional shares (6,208,048 of these shares are being issued pursuant to the litigation settlement portion of the 2004 Recapitalization Transactions discussed below) and has issued 5,500,000 additional warrants to Purchasers due to its failure to register the shares for resale.

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

In August 2004, one of the Purchasers, who as a group are the holder of the $1,000,000 term note, filed a lawsuit against the Company seeking full payment of this note (see Part II, Item 1 - Litigation Proceedings). As of September 30, 2004, the Company has made all required payments to the Purchasers other than the principal payment due under the $1,000,000 term note. The Company is currently in negotiations with the Purchasers, seeking to get them to consent to and participate in the 2004 Recapitalization Transactions as they pertain to the real estate owned by Aura Realty (see below).

Capital Transactions

During the six months ended August 31, 2004, the Company received an additional $1,730,000 of interim funding from certain holders of the Secured Notes and issued approximately $125,000 of Secured Notes to satisfy the Company’s obligations to reimburse the holders’ costs associated with the Secured Notes (see Note 7 to the Condensed Consolidated Financial Statements) on substantially the same terms as the existing Secured Notes.

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

In July 2004, the Board of Directors granted warrants to purchase 10,000,000 shares of common stock for a period of seven years at a price per share of $0.020 to Neal Meehan, then Chairman, CEO and President of the Company, in recognition of his efforts to complete the 2004 Restructuring Transactions (see below).

During the six months ended August 31, 2004, the Company received $570,000 from investors as advances against the purchase of the Series B Preferred Stock contemplated in the 2004 Recapitalization Transactions (see below). The Company has used and would be unable to return such funds in the event the offering does not close; in which case, such funds evidence short-term indebtedness of the Company. These advances are included in accrued expenses in the August 31, 2004 financial statements.

During the quarter ended August 31, 2004, the Company received $450,000 from the purchasers under the contemplated sale and lease back of the Company’s headquarters facilities as an advance against such purchase (see 2004 Recapitalization Transactions below). These funds were used to cure the defaults on the mortgage note related to the real estate (see Note 7 and below). The Company has used and would be unable to return such funds in the event the offering does not close; in which case, such funds evidence short-term indebtedness of the Company.

Also during the quarter ended August 31 2005, an employee of the Company advanced $150,000 for which the Company issued a $150,000 note payable. This note is to be repaid from the proceeds of accounts receivable collected after September 1, 2004 and specifies a flat $15,000 interest payment. It is also secured by the Company’s accounts receivable. The holders of the Secured Notes have subordinated their security interest in the Company’s accounts receivable to allow the Company to grant this security interest.

2004 Recapitalization Transactions

In August 2004, the Company entered into final agreements with a number of parties involving the settlement of certain litigation involving the Company and former management, investment of additional equity in the Company, conversion to equity of existing Secured Notes and changes in the Company’s senior management and Board of Directors were signed and became effective. Together with the May 2004 agreements related to a sale of the Company’s headquarters facility (the “Facility Sale Agreements”), these agreements are collectively referred to as the “2004 Recapitalization Transactions”. As of August 31, 2004, certain material contingencies related to the litigation settlement remained. In September 2004, these contingencies were resolved and the closings contemplated under all of the 2004 Recapitalization Transactions except for the Facility Sale Agreements were completed. Completion of these 2004 Recapitalization Transactions has provided the Company a more stable financial condition. The Company, however, has not resolved material disputes with the minority shareholders of its Aura Realty, Inc. subsidiary (see Part II, Item 1 - Litigation Proceedings) and will continue to require forbearance of several creditors as it seeks to grow sales, and may require further financing to remain solvent. There can be no assurance that resolution of the Aura Realty matters, continued creditor forbearance or additional financing can or will be received at the times or in the amounts needed by the Company. In the event such resolution, forbearance or financing is not received, the Company may need to file for bankruptcy protection.

As a result of the 2004 Recapitalization Transactions, the Company has recorded litigation settlement expense of approximately $2,100,000, $1,500,000 of which arises from valuations of warrants, options and Series B units issued as part of the settlement and approximately $7,500,000 of interest expense related to the beneficial conversion feature and warrants to be issued upon conversion of the Secured Notes.

The 2004 Recapitalization Transactions include four related components: the receipt of new equity funding; the conversion of Secured Notes into equity; the settlement of outstanding litigation with members of the Company’s former management and others; and the sale of the Company’s headquarters facility. Each component involves in the issuance of shares of a new series of preferred stock, Series B Cumulative Convertible Preferred Stock (the “Series B Preferred Stock”).

Issuance and Terms of Series B Preferred Stock. Each of the components of the 2004 Recapitalization Transactions involves issuance of Series B Preferred Stock. To consummate the 2004 Recapitalization Transactions, the Company’s Board of Directors has designated five million shares of the Company’s authorized preferred stock as Series B Cumulative Convertible Preferred Stock. The new Series B Preferred Stock will rank senior to the Company’s common stock and Series A Convertible, Redeemable Preferred Stock (the “Series A Preferred Stock”), accrues dividends at an annual rate of 8% and is convertible into shares of the Company’s common stock at $0.02 per common share. The conversion price is subject to adjustment to the lowest price at which the Company in the future sells shares of common stock, with limited exceptions. The Company has the right to force conversion of the Series B Preferred Stock into common stock upon the satisfaction of a number of conditions, including the Company’s common stock trading at a price in excess of $0.10 for twenty consecutive trading days. The Series B Preferred Stock has class voting rights to elect four directors of the Company and to approve certain corporate transactions, including the issuance of any shares of preferred stock on parity with or senior to the Series B Preferred Stock.

The Series B Preferred Stock cannot be converted into common shares unless and until the Company’s shareholders approve an increase in the number of authorized common shares. As part of the 2004 Recapitalization Transactions, the Company has committed to seek such shareholder approval as soon as possible.

The Series B Placement. The September 2004 transactions included investments from subscribers in the aggregate of approximately $7.3 million (exclusive of payments under the Facility Sale Agreements and conversion of Secured Notes). The transactions specify a maximum for this offering of $15.0 million and include provisions for the initial investors to invest up to 50% of their original investment amounts under the same terms and conditions at any time prior to May 31, 2005.

Prior to closing, $0.6 million had been advanced to the Company to be applied to the placement. At closing, the Company received an additional $0.4 million in cash and $6.2 million of notes payable through May 2005 and issued 7,287.3 Series B units, consisting of 1,457,464 shares of Series B Preferred and 97,391,529 warrants to purchase common stock in an amount equal to the 25% of the number of shares of common stock obtainable upon conversion of the associated Series B Preferred Stock, at a price per share of $0.02, exercisable for seven years. Thus, for an investment of $100,000, an investor received shares of Series B Preferred Stock with a liquidation preference of $100,000, convertible into 5,000,000 shares of common stock, and warrants to purchase an additional 1,250,000 shares of common stock.

Certain purchasers of the units paid all or a portion of the purchase price in the form of unsecured personal promissory notes bearing interest at 8% and payable with a term up to nine months. The units issued to purchasers paying with notes will be held in escrow until such time as the note payments are received; however, each such purchaser has the ability to vote any shares held in escrow prior to payment.

The estimated value, using the Black-Scholes valuation method, of the warrants issued with the Series B units is approximately $2.6 million. After considering the value attributable to the warrants, the Company sold the common stock underlying the Series B Preferred Stock at a price of approximately $0.016 per share.

The Conversion of Secured Notes to Equity. Concurrent with the Series B Placement described above, the holders of the Secured Notes (with a balance, including accrued interest of approximately $8.1 million as of September 15, 2004) have agreed to convert $3.5 million of Secured Notes into shares of Series B Preferred Stock and warrants, on the same terms as the cash investors. To the extent the Company raises new capital funding in excess of such amounts and meets other specified conditions, including but not limited to having an effective registration of its common stock, such holders would convert an additional amount of Secured Notes equal to the amount of such new excess capital funding obtained. The agreement also extends the due dates of the remaining Secured Notes to August 2005 and gives holders of the Secured Notes the right to convert all or a portion of the Secured Notes at any time on the foregoing terms, terminates any other rights they hold to convert the Secured Notes at preferential rates into new securities sold by the Company subject to their conversion rights, and permits the Company to prepay the remaining Secured Notes at any time without premium

In August 2004, the Company recorded approximately $7.45 million of interest expense related to the beneficial conversion feature and warrants to be issued upon conversion of the Secured Notes.

Management Changes. As a condition of the foregoing transactions, Mr. Meehan has resigned his position as Chief Executive Officer and President and will receive one year's severance payments, as provided under a contract provided Mr. Meehan by the Company in February 2004. Mr. Meehan will continue to serve as Chairman of the Company.

In addition, Messrs. Albert, Diamant and Harrington have resigned from the Board of Directors of the Company, effective with September 2004 funding of the placement of Series B Preferred Stock. The new board members selected by the investors who are parties to the voting agreement are Raymond Yu, Dr. Fred Balister and Izar Fernbach. Mr. Meehan’s continuance as a Board member represents the fourth Board member to be elected by the holders of the Series B Preferred Stock. On September 20, 2004, the newly constituted Board elected Mr. Yu as Chief Executive Officer and President.

The Litigation Settlement. As a condition to the Series B Placement, the Company has completed a litigation settlement with Zvi Kurtzman, certain other formers members of its management, and certain other individuals, all of whom are collectively referred to as the “Aries Group”. The settlement contains mutual general releases, mutual covenants not to sue and terminates the litigation described in Part II, Item 1 - Legal Proceedings under the heading Former Management Suits and other litigation brought by members of the Aries Group against management of the Company. Pursuant to the settlement, the Company agreed (i) to pay members of the Aries Group an aggregate of $801,509 in sixteen monthly installments (which total payments may be reduced to $726,508 if Aura timely pays all installments), subject to acceleration if certain additional capital raising targets are met and subject to the option to convert unpaid amounts into units of the Series B Placement,(as described below), (ii) to reinstate approximately 14 million options and warrants previously issued to members of the Aries Group with exercise prices not less $0.31 per share of common stock, (iii) to issue to members of the Aries Group new ten-year warrants to purchase an aggregate of 34,500,000 shares of common stock exercisable at a price of $0.07 per share, (iv) to issue to members of the Aries Group 6,208,048 shares of the Company’s common stock and (v) to issue to members of the Aries Group shares of the Series B Preferred Stock with an aggregate liquidation preference of $458,583 and approximately 5.7 million seven-year warrants exercisable at a price of $0.02, consistent with the Series B Placement described below. Certain members of the Aries Group also participated in the Series B Placement. A failure of the Company to pay amounts due or issue shares or warrants as provided by the settlement terminates the Aries Group’s requirement to fund its Series B commitment. Conversely, a failure of the Aries Group to pay amounts due pursuant to its Series B commitment waives the Company’s requirement to pay amounts due under the settlement unless and until such payments are made.

In August 2004, the Company recorded litigation settlement expense of approximately $2.1 million, $1.5 million of which arises from valuations of the warrants, options and Series B units issued as part of the settlement.

The Sale of the Headquarters Facility. In May 2004, the Company, Aura Realty and the minority shareholders in Aura Realty (the “Realty Minority Shareholders”) agreed, subject to certain conditions, to a sale of the Company’s headquarters facility to a buyer (the “Real Estate Buyer”) controlled by Yair Ben-Moshe and David Maimon (the “May 2004 Agreements”). On June 11, 2004, the Realty Minority Shareholders sent notice to the Company that it had defaulted on the agreement as that pertained to the settlement with the Realty Minority Shareholders and terminated the agreement. In August 2004, one of the members of the Realty Minority Shareholders filed a lawsuit against the Company seeking full payment of the $1.0 million note held by the Realty Minority Shareholders (see Part II, Item 1 - Litigation Proceedings). The Company has continued negotiations with the Realty Minority Shareholders but has not yet been successful in getting them to recommit to the May 2004 Agreements or any other settlement. Such an agreement with the Realty Minority Shareholders is a condition precedent to the Real Estate Buyer’s obligation to complete the purchase.

Through September 15, 2004, Messrs. Ben-Moshe and Maimon have advanced the Company $0.45 million, which has principally been used, combined with other funds provided by the Company, to cure all existing defaults with the mortgagor and bring the note current. Such payment will be applied to the purchase price and, in the event closing of such sale does not occur, will be deemed to be an unsecured loan to the Company bearing interest at 10% per annum and payable in 24 equal monthly payments, and convertible, at the option of the holder, into Series B Preferred Stock.

As contemplated, the sales price of the property is $7.8 million, of which approximately $5.0 million would be used to repay the existing mortgage, $1.6 million would be paid to the Realty Minority Shareholders (assuming adherence to the terms of the May 2004 Agreements), $0.8 million would be credited to the Real Estate Buyer for deposits required under the lease back (discussed below) and building repairs and the remaining approximately $0.4 million has already been advanced to the Company. In addition to the subject real estate, the Real Estate Buyer would also receive 220,000 units of the Series B Placement (as described above) and four-year warrants to purchase 15,000,000 shares of the Company’s common stock at an exercise price of $0.075. At closing of the sale, Aura would lease back a portion of the premises (the warehouse and the first floor of the office building) for a period of 4 years at a monthly rent of $56,000, triple net. Aura will provide a security deposit of approximately $0.67 million, to be applied to the fourth year’s rent. Also at closing (assuming adherence to the terms of the May 2004 Agreements), (i) the Realty Minority Shareholders would cancel the existing $1.0 million note issued by Aura on December 1, 2002, and receive from Aura a new note in the amount of $0.25 million, bearing interest at 12.3% and payable over 24 months, (ii) the Alpha Ceramics note with a balance due of approximately $2.0 million as of July 30, 2004, which had been assigned to the Realty Minority Shareholders, would be reassigned to the Real Estate Buyer (this note is currently nonperforming; no payments have been received since November 2003), and (iii) the Realty Minority Shareholders would receive shares of Series B Preferred Stock with a liquidation preference of $0.15 million. Aura is obligated to pay the Realty Minority Shareholders $40,582 per month for continued use of the facility pending closing of the sale; such amount is in addition to continued payments due under the mortgage. As of September 30, 2004, the Company was in default of making such payment to the Realty Minority Shareholders for the month of September. Upon closing of the transactions described above, the Realty Minority Shareholders would release any further claims they have related to Aura Realty and the December 1, 2002 Sale/Leaseback Agreement.

ITEM 4.	Controls and Procedures

(a)    The Company’s chief executive officer and its acting chief financial officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15-d-14(c)) as of a date within 90 days of the filing date of this quarterly report (the “Evaluation Date”) have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them timely by others within those entities.

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

PART II - OTHER INFORMATION

ITEM 1.	Legal Proceedings

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

Waltco Engineering Co. v. Aura Systems, Inc. et. al. (YC045396).

On December 11, 2002, Plaintiff, Waltco Engineering Co. ("Waltco"), filed a suit in California Superior Court for Breach of Written Agreement against the Company and related common counts. Waltco asserted that the Company breached the terms of a payment plan. Waltco claimed damages of $283,296.41 and received a summary judgment for that amount plus costs. During fiscal 2004, the Company negotiated an agreement with Waltco under which the Company would make two payments of $125,000 each in full settlement of this judgment. The Company was not able to fund the second of these payments and negotiated an amendment to the agreement calling for monthly payments until the remaining $125,000 has been paid in full. As of September 30, 2004, the Company was arrears on the payment due during September under the amended agreement. The Company has made appropriate provisions in its financial statements to fully reflect its estimated liability in this case.

Former Management Suits

During fiscal 2004, a group of former officers of the Company (the “Former Officers”), who resigned on February 28, 2002 following the commencement of an SEC investigation into the Company’s accounting practices (as described above), filed a number of lawsuits against the Company. A description of each suit is set forth below.

As a condition to the Series B Placement (see Part I, Item 2 - Financial Condition, Liquidity and Capital Resources), the Company has completed a litigation settlement with the Former Management. The settlement contains mutual general releases, mutual covenants not to sue and terminates the litigation described below and other litigation brought by members of the Aries Group against management of the Company.

Arthur Schwartz v. Aura Systems, Inc. On July 23, 2003, the Former Officers filed a lawsuit against the Company seeking payment of amounts owed under a consulting arrangement. The Company had renegotiated the amounts payable under the consulting arrangement, but defaulted on such payments. The suit seeks full payment based on their original employment agreements, which had been revised and replaced prior to their resignations. The accruals reflected on the Company’s financial statements were based on the revised agreements and, should these former officers be awarded the full amount sought in this suit, the Company would be required to record additional expense of approximately $1,100,000.

Zvi Kurtzman, et al v. Aura Systems, Inc. On February 8, 2004, the Former Officers, along with other plaintiffs, filed a lawsuit alleging, among other things, breach of contract and fraud. At issue were shares of the Company’s common stock that were to be issued to the Former Officers and the other plaintiffs as a penalty for the Company’s failure to register certain shares of common stock purchased in calendar 2002 (the “Penalty Shares”). The Company has reflected the obligation to issue the Penalty Shares on its balance sheet at February 29, 2004.

Zvi Kurtzman v. Aura Systems, Inc. On May 22, 2003, Kurtzman, a member of Former Management, filed a “Petition for Writ of Mandamus” requesting access to the Company’s books and records as a shareholder of the Company (the “Petition”). The Petition was dismissed on May 20, 2004;

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

The defaults under the mortgage also resulted in defaults in the Agreement for Sale and Leaseback (the “Sale/Leaseback Agreement”) under which the Company sold a minority interest in and intended to sell the entirety of its Aura Realty subsidiary, which owns the buildings subject to this mortgage (see Part 1, Item 2 -Financial Position, Liquidity and Capital Resources). In its efforts to address the defaults under the mortgage and the Sale/Leaseback Agreement, the Company undertook efforts to sell these buildings and, if necessary, move its headquarters and processing facilities to a new location. In May 2004, the Company entered into an agreement under which it would sell the buildings subject to this mortgage, use the proceeds to substantially buy out the holders of the minority interest in Aura Realty (the “Realty Minority Shareholders”) arising from the Sale/Leaseback Agreement and terminate its obligations thereunder and leaseback one of the buildings and a portion of the other (see discussion of 2004 Recapitalization Transactions in Part I, Item 2 - Financial Position, Liquidity and Capital Resources). In June 2004, the Realty Minority Shareholders sent notice to the Company that it had defaulted on the May 2004 agreement as it pertained to the Realty Minority Shareholders and terminated the agreement. On August 30, 2004, one of the Realty Minority Shareholders, who as a group are the holder of the $1,000,000 Note payable - related party described in Note 7, filed a lawsuit against the Company seeking full payment of this note. The Company has recorded the full amount of this note and the related accrued interest on its financial statements at August 31 and February 29, 2004.

The Company has had continuing negotiations with the Realty Minority Shareholders but has not yet been successful in getting them to recommit to the terms of the May 2004 agreement or any other settlement. Such an agreement with the Realty Minority Shareholders is a condition precedent to the buyer’s obligation to complete the purchase of the buildings. There can be no assurance that the Company will be able to obtain an agreement with the Realty Minority Shareholders or complete the contemplated sale of the buildings.

ITEM 2.	Changes in Securities

For a discussion of recent sales of securities, see Item I, Part 2 - Financial Condition, Liquidity and Capital Resources.

All of the noted sales of unregistered securities were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 as these offerings were a private placement to a limited number of accredited investors.

ITEM 6.	Exhibits and Reports on Form 8-K

a)	Exhibits:

99.1 -	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2 -	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b)	Reports on Form 8-K:

Form 8-K, dated September 20, 2004, reporting the Company’s unregistered sale of equity securities, the departure and appointment of certain directors and officers and an amendment to the Company’s Bylaws.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AURA SYSTEMS, INC.

Date: October 11, 2004	By:	/s/ Neal F. Meehan

Neal F. Meehan Acting Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

CERTIFICATION

I, Neal F. Meehan, Chairman of Aura Systems, Inc., certify that:

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

Date: October 11, 2004	By:	/s/ Neal F. Meehan

Neal F. Meehan Chairman

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

Date: October 11, 2004	By:	/s/ Neal F. Meehan

Neal F. Meehan Acting Chief Financial Officer

