Form 10-Q
period 2004-11-30
AURA SYSTEMS INC
filed 2005-01-27
CIK 826253

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended November 30, 2004	Commission File Number 000-17249

AURA SYSTEMS, INC.
(Exact name of Registrant as specified in its charter)

Delaware	95-4106894
(State or other jurisdiction	(I.R.S. Employer Identification No.)
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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Class	Outstanding January 20, 2005

Common Stock, par value $0.005 per share	439,074,474 Shares

AURA SYSTEMS, INC. AND SUBSIDIARIES

AURA SYSTEMS, INC. AND SUBSIDIARIES

QUARTER ENDED NOVEMBER 30, 2004

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

AURA SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

Assets	November 30, 2004 (Unaudited)	February 29, 2004 (Restated)
Current assets:
Cash and cash equivalents	$71,726	$83,200
Receivables, net	450,143	682,302
Inventories	1,518,241	809,659
Other current assets	588,128	259,089
Total current assets	2,628,238	1,834,250

Property and equipment, at cost	13,864,036	13,864,035
Less accumulated depreciation and amortization	(7,176,867)	(6,924,606)
Net property and equipment	6,687,169	6,939,429

Non-current inventories, net	6,626,910	7,496,484
Long term investments	286,061	286,061
Patents and trademarks, net	560,942	610,238
Other assets	1,247,182	594,271
Total assets	$18,036,502	$17,760,733
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$2,071,974	$2,778,366
Notes payable	4,259,639	4,273,052
Convertible notes	5,245,342	6,400,973
Accrued expenses	2,642,635	2,232,229
Litigation settlement payable	700,624	—
Deferred income	—	160,875
Total current liabilities	14,920,214	15,845,495

Notes payable and other liabilities	4,779,042	4,871,804
Long-term litigation settlement payable	55,886	—
Minority interest in consolidated subsidiary	657,534	657,859
Series B Convertible, Preferred stock par value $0.005 per share. 2,686,180 shares issued and outstanding at November 30, 2004	8,507,311	—
Total liabilities	$28,919,987	$21,375,158
COMMITMENTS AND CONTINGENCIES
Stockholders' deficit Series A Convertible, Redeemable Preferred stock par value $0.005 per share and 1,500,000 shares authorized, 591,110 shares issued and outstanding at November 30, 2004 and February 29, 2004, as restated	2,956	2,956
Common Stock, par value $0.005 per share, 500,000,000 shares authorized, 439,074,474 issued and outstanding on November 30, 2004, 430,923,150 issued and outstanding on February 29, 2004 , as restated	2,195,301	2,154,544
Committed Common Stock, 13,790,923 shares at November 30, 2004 and 21,942,247 shares at February 29, 2004, as restated	3,102,958	3,102,958
Additional paid-in capital	331,639,152	308,182,035
Accumulated deficit	(347,823,852)	(317,056,918)
Total stockholders’ deficit	(10,883,485)	(3,614,425)
Total liabilities and stockholders’ deficit	$18,036,502	$17,760,733

See accompanying notes to condensed consolidated financial statements.

AURA SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND NINE MONTHS ENDED NOVEMBER 30, 2004 AND 2003
 (Unaudited)

	Three Months		Nine Months
	2004	2003	2004	2003

Net Revenues	$631,774	$726,692	$1,917,051	$1,343,983

Cost of goods	254,474	302,463	652,891	658,195

Gross Profit	377,300	424,229	1,264,160	685,788

Expenses
Engineering, research and development expenses	668,630	636,628	1,847,757	1,595,565
Selling, general and administrative	1,548,465	1,217,000	4,469,093	3,477,538
Litigation settlements	184,738	—	2,273,497	—
Impairment losses on long-lived assets	—	—	—	1,956,338
Total expenses	2,401,833	1,853,628	8,590,347	7,029,441

Loss from operations	(2,024,533)	(1,429,399)	(7,326,187)	(6,343,653)

Other (income) and expense
Interest expense, net	12,643,602	381,626	21,636,425	1,393,813
Other (income) expense, net	—	126,846	(28,294)	93,946
Loss on sale of minority interest	1,832,982	—	1,832,982	—
Minority interest in net (income)/loss of consolidated subsidiary	3,645	(51,694)	(326)	(117,907)

Loss before extraordinary item	(16,504,762)	(1,886,177)	(30,766,974)	(7,713,505)

Extraordinary item Gain on extinguishment of debt obligations, net of income taxes of $0	40	—	40	65,594
Net loss	$(16,504,722)	$(1,886,177)	$(30,766,934)	$(7,647,911)

Basic and diluted loss per share
Before extraordinary item	$(0.038)	$(0.005)	$(0.071)	$(0.018)
Extraordinary item	$—	$—	$—	$—
Total basic and diluted loss per share	$(0.038)	$(0.005)	$(0.071)	$(0.018)
Weighted average shares used to compute basic and diluted loss per share	432,177,200	430,923,150	433,205,521	430,923,150

See accompanying notes to condensed consolidated financial statements.

AURA SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED NOVEMBER 30, 2004 AND 2003
(Unaudited)

	2004		2003

Net cash used in operations	$	(4,604,967)	$	(4,897,308)

Investing activities:

Proceeds from sale of investment		—		415,000
Note receivable		—		156,122

Net cash provided by investing activities		—		571,122

Financing activities:

Issuance of debt		250,000		200,000
Repayment of debt		(124,007)		(446,449)
Issuance of convertible notes		1,730,000		4,405,509
Net proceeds from sale of Series A preferred stock		—		259,500
Net proceeds from sale of Series B preferred stock		2,737,500		—

Net cash provided by financing activities:		4,593,493		4,418,560

Net increase (decrease) in cash		(11,474)		92,374

Cash and cash equivalents at beginning of period		83,200		163,693

Cash and cash equivalents at end of period		$71,726		$256,067

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest		$208,021		$317,541

Unaudited supplemental disclosure of noncash investing and financing activities:

During the nine months ended November 30, 2004, the Company:

-	exchanged $684,995 of open accounts payable debt, for 136,999 shares of Series B Convertible, Preferred Stock.

-	Issued 201,464 shares of Series B Stock from the Conversion of Secured notes in the amount of $1,000,000 and accrued interest of $7,322.

-

Recorded subscriptions receivable for the purchase of 1,253,000 shares of Series B with a maturity date of May 2005, in the amount of $6,265,000 and interest receivable of $131,089, (see Note 8) of which $1,472,500 was collected from the Investors as of November 30, 2004.

-

Issued 500,000 shares of Series B Stock (See Note 8), from the Conversion of Secured notes in the amount of $2,500,000, issued 91,717 shares of Series B as Litigation Settlement in the amount of $458,583 and issued 50,000 shares of Series B valued at $250,000 for the Real Estate Transaction.

-	issued $124,810 of convertible notes payable in satisfaction of $124,810 in contractual obligations arising from the sale of the convertible notes payable

-	issued $11,047 of convertible notes payable in satisfaction of $11,047 in contractual obligations arising from the sale of the convertible notes payable

See accompanying notes to condensed consolidated financial statements.

AURA SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2004
(Unaudited)

1)	Basis of Presentation

The condensed consolidated financial statements include the accounts of Aura Systems, Inc. and subsidiaries ("the Company"). All inter-company balances and inter-company transactions have been eliminated.

In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (which include normal recurring adjustments) and reclassifications for comparability necessary to present fairly the financial position of Aura Systems, Inc. and subsidiaries at November 30, 2004 and the results of its operations for the three and nine months ended November 30, 2004 and 2003.

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

Recently Issued Pronouncements

In November 2004, the FASB issued SFAS No. 151,”Inventory Costs”. SFAS No. 151 amends the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) under the guidance in ARB No. 43, Chapter 4, "Inventory Pricing”. Paragraph 5 of ARB No. 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not expect adoption of SFAS No. 151 to have a material impact, if any, on the Company's financial position or results of operations.

In December 2004, the FASB issued SFAS No. 152, ”Accounting for Real Estate Time-Sharing Transactions”. The FASB issued this statement as a result of the guidance provided in AICPA Statement of Position (SOP) 04-2, ”Accounting for Real Estate Time-Sharing Transactions”. SOP 04-2 applies to all real estate time-sharing transactions. Among other items, the SOP provides guidance on the recording of credit losses and the treatment of selling costs, but does not change the revenue recognition guidance in SFAS No. 66, ”Accounting for Sales of Real Estate”, for real estate time-sharing transactions. SFAS No. 152 amends Statement No. 66 to reference the guidance provided in SOP 04-2. SFAS No. 152 also amends SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects”, to state that SOP 04-2 provides the relevant guidance on accounting for incidental operations and costs related to the sale of real estate time-sharing transactions. SFAS No. 152 is effective for years beginning after June 15, 2005, with restatements of previously issued financial statements prohibited. Management does not expect adoption of SFAS No. 152 to have a material impact, if any, on the Company's financial position or results of operations.

In December 2004, the FASB issued SFAS No. 153, ”Exchanges of Nonmonetary Assets,” an amendment to Opinion No. 29, ”Accounting for Nonmonetary Transactions”. SFAS No. 153 eliminates certain differences in the guidance in Opinion No. 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board. The amendment to Opinion No. 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in periods beginning after December 16, 2004. Management does not expect adoption of SFAS No. 153 to have a material impact, if any, on the Company's financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123(R), ”Share-Based Payment”. SFAS 123(R) amends SFAS No. 123, ”Accounting for Stock-Based Compensation”, and APB Opinion No. 25, ”Accounting for Stock Issued to Employees”. SFAS No.123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS No. 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the company’s shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of a company’s shares or other equity instruments. This statement is effective (1) for public companies qualifying as SEC small business issuers, as of the first interim period or fiscal year beginning after December 15, 2005, or (2) for all other public companies, as of the first interim period or fiscal year beginning after June 15, 2005, or (3) for all nonpublic entities, as of the first fiscal year beginning after December 15, 2005. Management is currently assessing the impact of this statement on its financial position and results of operations.

Restatement of Beginning Balances

At February 29, 2004, the Company improperly accounted for the beneficial conversion feature on certain convertible notes issued during the year. In the February 29, 2004, as restated, condensed consolidated balance sheet, additional paid-in capital and accumulated deficit have both been reduced by $348,555. The Company will file an amended Form 10-K to reflect the correction of this error.

2)	Going Concern

In connection with the audit of its consolidated financial statements for the year ended February 29, 2004, as restated, the Company received a report from its independent auditors that includes an explanatory paragraph describing uncertainty as to the Company’s ability to continue as a going concern. Except as otherwise disclosed, the condensed consolidated financial statements have been prepared on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company’s consolidation and reduction of the scope of its operations has resulted in several writedowns of assets, which have occurred over time as the Company determines, based on its current information, that such asset is impaired. Further writedowns may occur and would occur were the Company to cease operations.

The Company continues to experience acute liquidity challenges. The Company had cash of approximately $72,000 and $83,000 at November 30, 2004 and February 29, 2004, as restated, respectively. For the nine months ended November 30, 2004 and the year ended February 29, 2004, as restated, the Company incurred a net loss of approximately $30,800,000 and $13,600,000, respectively, on net revenues of approximately $1,920,000 and $1,900,000, respectively. The Company had working capital deficiencies at November 30, 2004 and February 29, 2004, as restated, of approximately $12,300,000 and $14,000,000, respectively.

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

In September 2004, final agreements for the settlement of certain litigation, the longer term funding and the changes in senior management were completed and became effective (see Note 8). Completion of the 2004 Recapitalization Transactions (as defined in Note 8) has provided the Company a more stable financial condition. The Company, however, has not resolved material disputes with the minority shareholders of its Aura Realty, Inc. subsidiary (see Note 6) and will continue to require forbearance of several creditors as it seeks to grow sales, and may require further financing to remain solvent.  There can be no assurance that resolution of the Aura Realty issue, continued creditor forbearance or additional financing can or will be received at the times or in the amounts needed by the Company. In the event such resolution, forbearance or financing is not received, the Company may need to file for bankruptcy protection.

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

In the quarter ending November 30, 2004, the Company issued 2,686,180 shares of Series B Preferred Stock which is convertible into shares of the Company’s common stock at a $0.02 per share (see Note 8, The 2004 Recapitalization Transactions). These shares were valued at $13,430,900. This issuance of Series B Preferred Stock included five components. 1,707,464 shares of Series B Preferred Stock were issued with a value of $8,537,323, which included a $1,007,323 debt and interest conversion, $6,265,000 from subscriptions receivable and $1,265,000 of cash. Another 500,000 shares of Series B were issued from the conversion of debt with a value of $2,500,000. There was the settlement of outstanding litigation named the Global Settlement where 91,717 shares of the Series B were issued with a value of $458,583. In the relation to the real estate transaction, 250,000 shares of Series B were issued with a value of $1,250,000, and there was a settlement of open accounts payable debt, where 136,999 shares of Series B were issued with a value of $684,995.

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

4)	Inventories

Inventories, stated at the lower of cost (first in, first out) or market, consist of the following:

	November 30, 2004 (unaudited)	February 29, 2004

Raw materials	$4,078,697	$4,004,785
Finished goods	6,098,454	6,333,358
Reserved for potential product obsolescence	(2,032,000)	(2,032,000)
	8,145,151	8,306,143
Non-current portion	6,626,910	7,496,484
	$1,518,241	$809,659

Inventories consist primarily of components and completed units for the Company's AuraGen product.

The Company does not expect to realize all of its inventories within the 12-month period ending November 30, 2005. Because of this, the Company has assessed the net realizability of these assets, the proper classification of the inventory, and the potential obsolescence of inventory. The net inventories as of November 30, 2004 and February 29, 2004, as restated, which are not expected to be realized within a 12-month period have been reclassified as long term. The Company has also recorded a reserve for obsolescence of $2,032,000 at November 30, 2004 and February 29, 2004, as restated.

5)	Significant Customers

In the nine months ended November 30, 2004, the Company sold AuraGen related products to one significant customer for a total of approximately $576,025 or 30% of net revenues. This customer is not related to or affiliated with the Company.

At November 30, 2004, the Company held accounts receivable from three significant customers for a total of approximately $259,854 or 59% of net receivables. None of these customers are related to or affiliated with the Company.

6)	Contingencies

The Company is engaged in certain material legal proceedings as described in Part II, Item 1 of this Form 10-Q. Provisions have been made in the financial statements for all judgments and settlements noted therein, and as otherwise stated in such discussion. The pending litigation is as follows as of November 30, 2004:

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

Waltco Engineering Co. v. Aura Systems, Inc. et. al. (YC045396).

On December 11, 2002, Plaintiff, Waltco Engineering Co. ("Waltco"), filed a suit in California Superior Court for Breach of Written Agreement against the Company and related common counts. Waltco asserted that the Company breached the terms of a payment plan. Waltco claimed damages of $283,296.41 and received a summary judgment for that amount plus costs. During fiscal 2004, the Company negotiated an agreement with Waltco under which the Company would make two payments of $125,000 each in full settlement of this judgment. The Company was not able to fund the second of these payments and negotiated an amendment to the agreement calling for monthly payments until the remaining $125,000 has been paid in full. As of December 30, 2004, the Company was arrears on the payment due during December under the amended agreement. The Company has made appropriate provisions in its financial statements to fully reflect its estimated liability in this case.

7)	Notes Payable and Other Liabilities

Notes payable and other liabilities consist of the following:

	November 30, 2004 (unaudited)	February 29, 2004
Convertible notes payable (a)	$4,620,342	$5,775,973
Convertible notes payable (b)	625,000	625,000
Notes payable - buildings (c)	4,867,616	4,952,531
Notes payable - related parties (d)	1,250,000	1,000,000
Litigation payable (e)	2,201,604	2,201,604
Trade debt (f)	718,028	983,345
Notes payable - equipment (g)	1,433	7,376
	14,284,023	15,545,829
Less: current portion	9,504,981	10,674,024
Long-term portion	$4,779,042	$4,871,805

(a)

Represents secured notes payable (the “Secured Notes”) on June 15, 2004, bearing interest at 10% per annum and convertible at the option of the holder into new debt or equity securities at of the Company at a 20% discount to the best terms by which such new debt or equity is sold to any new investor. The Secured Notes may be prepaid on notice at a 15% premium. Repayment of the Secured Notes is secured by substantially all the assets of the Company (with limited exceptions). These terms have been modified by the 2004 Recapitalization Transaction.

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

(b)

Convertible notes payable carry an 8% interest rate and are convertible into common stock at various conversion rates (the “8% Convertible Notes”). These notes were due and payable during the fourth quarter of fiscal 2003. As of December 31, 2004, the holders of these notes have not presented a demand for payment.

(c)

Notes payable-buildings consist of a 1st Trust Deed on two buildings in California bearing interest at the rate of 7.625%. A final balloon payment is due in Fiscal 2009. In April 2003, the Company defaulted on these notes payable and, in June 2004, cured such defaults.

(d)

Notes payable - related parties consist of three separate notes: a $1,000,000 note payable, dated December 1, 2002, which was entered into in connection with the sale of a minority interest in Aura Realty, as more fully described in the Company's Form 10-K/A for the year ended February 29, 2004, as restated, as filed with the SEC (the “1 million dollar Note”), a $150,000 demand note, dated August 6, 2004, which was issued in exchange for a $150,000 cash advance from an employee of the Company (the “$150K Note”) and a short term note dated September 24, 2004.

The 1 million dollar Note bears interest at 12.3% per annum.The Company was required to make interest only payments for the first 17 months of the term, and the $1,000,000 principal was due on May 31, 2004.  The Company was unable to make the principal payment as demanded by the Purchasers and the note is now in default. In August 2004, one of the minority shareholders of Aura Realty filed a lawsuit against the Company seeking full payment of this note (see Part II, Item 1 of this form 10-Q).

The $150K Note includes a fixed charge of $15,000 for interest, which was recorded as interest expense in August 2004, and is secured by the Company’s accounts receivable. The holders of the Secured Notes have subordinated their security interest in the Company’s accounts receivable to allow the Company to grant this security interest.

The $100,000 Note bears interest at 10% per annum which was recorded as interest expense in November 2004. There was a Maturity date of October 11, 2004 and was cured in the month of December, 2004 and no other fees became due other than the interest stated.

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

(g)	Notes payable-equipment consists of a note maturing in February 2005 with an interest rate of 8.45%.

8)	2004 Recapitalization Transactions

The Company settled the final agreements with a number of parties involving the settlement of certain litigation involving the Company and former management, investment of additional equity in the Company, conversion to equity of existing Secured Notes and changes in the Company’s senior management and Board of Directors were signed and became effective. Together with the May 2004 agreements related to a sale of the Company’s headquarters facility (the “Facility Sale Agreements”), these agreements are collectively referred to as the “2004 Recapitalization Transactions”. In September 2004, these contingencies were resolved and the closings contemplated under all of the 2004 Recapitalization Transactions except for the Facility Sale Agreements were completed. Completion of these 2004 Recapitalization Transactions has provided the Company a more stable financial condition. The Company, however, has not resolved material disputes with the minority shareholders of its Aura Realty, Inc. subsidiary (see Part II, Item 1 - Litigation Proceedings) and will continue to require forbearance of several creditors as it seeks to grow sales, and may require further financing to remain solvent. There can be no assurance that resolution of the Aura Realty matters, continued creditor forbearance or additional financing can or will be received at the times or in the amounts needed by the Company. In the event such resolution, forbearance or financing is not received, the Company may need to file for bankruptcy protection.

As a result of the 2004 Recapitalization Transactions, the Company has recorded litigation settlement expense of approximately $2,100,000, $4,900,000 in expense arises from the valuations of warrants, options and Series B units issued as part of the settlement and approximately $10,200,000 of interest expense related to the beneficial conversion feature and warrants to be issued upon conversion of the Secured Notes.

The 2004 Recapitalization Transactions include four related components: the receipt of new equity funding; the conversion of Secured Notes into equity; the settlement of outstanding litigation with members of the Company’s former management and others; and the sale of the Company’s headquarters facility. Each component involves in the issuance of shares of a new series of preferred stock, Series B Cumulative Convertible Preferred Stock (the “Series B Preferred Stock”). In addition to the aforementioned components, the Company issued Series B Preferred Stock with the exclusion of warrant rights in the amount of 136,999 shares in exchange for $684,995 of open accounts payable debt.

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

The Series B Preferred Stock cannot be converted into common shares unless and until the Company’s shareholders approve an increase in the number of authorized common shares. As part of the 2004 Recapitalization Transactions, the Company has committed to seek such shareholder approval as soon as possible. As a result, in the quarter ending November 30, 2004, the Company classified the net value of the Series B shares to debt on the Balance Sheet in the amount of $8,507,311, this consisted of the value of the Series B preferred stock of $13,430,900 minus the investor receivables of $4,923,589.

The Series B Placement. The September 2004 transactions included investments from subscribers in the aggregate of approximately $8.5 million, which included cash received totaling $1,265,000, subscriptions of $6,265,000 and a 1 million dollar debt conversion (exclusive of payments under the Facility Sale Agreements and conversion of Secured Notes). The transactions specify a maximum for this offering of $15.0 million and include provisions for the initial investors to invest up to 50% of their original investment amounts under the same terms and conditions at any time prior to May 31, 2005.

Prior to closing, $0.8 million had been advanced to the Company to be applied to the placement. At closing, the Company received an additional $0.2 million in cash and $6.2 million of subscriptions receivable through May 2005 and issued 8,537.3 Series B units, consisting of 1,707,464 shares of Series B Preferred and 106,716,529 warrants to purchase common stock in an amount equal to the 25% of the number of shares of common stock obtainable upon conversion of the associated Series B Preferred Stock, at a price per share of $0.02, exercisable for seven years. Included in these figures are additional investments after the close on September 28, 2004 and October 11, 2004 of $300,000, with additional subscription receivable of $320,000. Thus, for an investment of $100,000, an investor received shares of Series B Preferred Stock with a liquidation preference of $100,000, convertible into 5,000,000 shares of common stock, and warrants to purchase an additional 1,250,000 shares of common stock.

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

The Company allocated the proceeds of the Series B to the warrants committed and to the associated value of the Series B based on a prorated allocation. The estimated value, of all warrants related to the Series B 2004 Recapitalization Transaction is approximately $3.3 million. The Company then calculated the beneficial conversion feature related to Series B based on the calculated conversion price after allocating the proceeds to the warrant.  The beneficial conversion feature is limited to the amount allocated to the value of Series B, which was $10,154,230.  The Company recorded approximately $12.2 million of interest related to this transaction as of November 30, 2004. After considering the value attributable to the warrants, the Company sold the common stock underlying the Series B Preferred Stock at a price of approximately $0.015 per share.

The Conversion of Secured Notes to Equity. Concurrent with the Series B Placement described above, the holders of the Secured Notes (with a balance, including accrued interest of approximately $8.1 million as of September 15, 2004) have agreed to convert $2.5 million of Secured Notes into shares of Series B Preferred Stock and warrants, on the same terms as the cash investors. To the extent the Company raises new capital funding in excess of such amounts and meets other specified conditions, including but not limited to having an effective registration of its common stock, such holders would convert an additional amount of Secured Notes equal to the amount of such new excess capital funding obtained. The agreement also extends the due dates of the remaining Secured Notes to August 2005 and gives holders of the Secured Notes the right to convert all or a portion of the Secured Notes at any time on the foregoing terms, terminates any other rights they hold to convert the Secured Notes at preferential rates into new securities sold by the Company subject to their conversion rights, and permits the Company to prepay the remaining Secured Notes at any time without premium

Since the August 2004 agreements defined the conversion feature of the Secured Notes, the beneficial conversion feature of these notes could be determined at that time. The Company allocated the proceeds of the Senior Notes to the warrants committed (see Note 8) and the associated debt based on a prorata allocation.  The value allocated to the warrants was $1,745,640.  The Company then calculated the beneficial conversion feature related to the Senior Notes based on the calculated conversion price after allocating the proceeds to the warrant.  The beneficial conversion feature is limited to the amount allocated to the Senior Notes, which was $5,705,285.  Both amounts were expensed immediately as the related Senior Notes were due and payable prior to the commitment date. The Company recorded approximately $7.45 million of interest related to this transaction as of November 30, 2004.

Management Changes. As a condition of the foregoing transactions, Mr. Meehan has resigned his position as Chief Executive Officer and President and will receive one year's severance payments, as provided under a contract provided Mr. Meehan by the Company in February 2004. Mr. Meehan will continue to serve as Chairman of the Company.

In addition, Messrs. Albert, Diamant and Harrington have resigned from the Board of Directors of the Company, effective with September 2004 funding of the placement of Series B Preferred Stock. The new board members selected by the investors who are parties to the voting agreement are Raymond Yu, Dr. Fred Balister and Izar Fernbach. Mr. Meehan’s continuance as a Board member represents the fourth Board member to be elected by the holders of the Series B Preferred Stock. On September 20, 2004, the newly constituted Board elected Mr. Yu as Chief Executive Officer and President, on October 21, 2004, the Board elected Ms. Sandra Ferro as the Chief Financial Officer and Board Secretary.

The Litigation Settlement. As a condition to the Series B Placement, the Company has completed a litigation settlement with Zvi Kurtzman, certain other formers members of its management, and certain other individuals, all of whom are collectively referred to as the “Aries Group”. The settlement contains mutual general releases, mutual covenants not to sue and terminates the litigation described in Part II, Item 1 - Legal Proceedings under the heading Former Management Suits and other litigation brought by members of the Aries Group against management of the Company. Pursuant to the settlement, the Company agreed (i) to pay members of the Aries Group an aggregate of $801,509 in sixteen monthly installments (which total payments may be reduced to $726,508 if Aura timely pays all installments), subject to acceleration if certain additional capital raising targets are met and subject to the option to convert unpaid amounts into units of the Series B Placement,(as described below), (ii) to reinstate approximately 14 million options and warrants previously issued to members of the Aries Group with exercise prices not less $0.31 per share of common stock, (iii) to issue to members of the Aries Group new ten-year warrants to purchase an aggregate of 34,500,000 shares of common stock exercisable at a price of $0.07 per share, (iv) to issue to members of the Aries Group 6,208,048 shares of the Company’s common stock and (v) to issue to members of the Aries Group shares of the Series B Preferred Stock with an aggregate liquidation preference of $458,583 and approximately 5.7 million seven-year warrants exercisable at a price of $0.02, consistent with the Series B Placement described below. Certain members of the Aries Group also participated in the Series B Placement. A failure of the Company to pay amounts due or issue shares or warrants as provided by the settlement terminates the Aries Group’s requirement to fund its Series B commitment. Conversely, a failure of the Aries Group to pay amounts due pursuant to its Series B commitment waives the Company’s requirement to pay amounts due under the settlement unless and until such payments are made. As part of this agreement an additional 1,943,276 penalty shares have been issued to another Investor , for an aggregate total amount of penalty common shares issued of 8,151,324. As of November 30, 2004, the par value of $40,757 was recognized in Common Stock on the Balance Sheet.

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

Through December 31, 2004, Messrs. Ben-Moshe and Maimon have advanced the Company $0.45 million, which has principally been used, combined with other funds provided by the Company, to cure all existing defaults with the mortgagor and bring the note current. Such payment will be applied to the purchase price and, in the event closing of such sale does not occur, will be deemed to be an unsecured loan to the Company bearing interest at 10% per annum and payable in 24 equal monthly payments, and convertible, at the option of the holder, into Series B Preferred Stock. Also advanced to the Company by Messrs. Ben-Moshe and Maimon through Escrow was $0.8 million which was then used to off-set the $.67 million security deposit and the remainder applied to the building repairs and recorded on the Aura Reality Balance Sheet as a Vendor Advance and off-set to Deposits respectively.

As contemplated, the sales price of the property is $7.8 million, of which approximately $5.0 million would be used to repay the existing mortgage, $1.6 million would be paid to the Realty Minority Shareholders (assuming adherence to the terms of the May 2004 Agreements), $0.8 million would be credited to the Real Estate Buyer for deposits required under the lease back (discussed below) and building repairs, this has been accomplished as of November 30, 2004 and the remaining approximately $0.4 million has also been advanced to the Company. In addition to the subject real estate, the Real Estate Buyer has received 220,000 units of the Series B Placement (as described above) and ten-year warrants to purchase 15,000,000 shares of the Company’s common stock at an exercise price of $0.07. At closing of the sale, Aura would lease back a portion of the premises (the warehouse and the first floor of the office building) for a period of 4 years at a monthly rent of $56,000, triple net. As of November 30, 2004, with the advance from the new buyers of $0.8 million by Aura Realty the security deposit of approximately $0.67 million was submitted to the new buyers, to be applied to the fourth year’s rent. Also at closing (assuming adherence to the terms of the May 2004 Agreements), (i) the Realty Minority Shareholders would cancel the existing $1.0 million note issued by Aura on December 1, 2002, and receive from Aura a new note in the amount of $0.25 million, bearing interest at 12.3% and payable over 24 months, (ii) the Alpha Ceramics note with a balance due of approximately $2.0 million as of July 30, 2004, which had been assigned to the Realty Minority Shareholders, would be reassigned to the Real Estate Buyer (this note is currently nonperforming; no payments have been received since November 2003), and (iii) the Realty Minority Shareholders would receive shares of Series B Preferred Stock with a liquidation preference of $0.15 million. Aura is obligated to pay the Realty Minority Shareholders $40,582 per month for continued use of the facility pending closing of the sale; such amount is in addition to continued payments due under the mortgage. As of September 30, 2004, the Company was in default of making such payment to the Realty Minority Shareholders for the month of September. Upon closing of the transactions described above, the Realty Minority Shareholders would release any further claims they have related to Aura Realty and the December 1, 2002 Sale/Leaseback Agreement.

9)	Subsequent Events

The Company received $400,000 in cash of interim funding from a Secured Lender to meet its immediate cash needs and issued term notes of $220,000 and $210,000 bearing interest at 10% per annum, convertible into shares of Series B stock and warrants to purchase Common Stock, at the same price and on the same other terms and conditions as set forth in the Securities Purchase Agreement. The incremental debt of the term notes was an agreed upon estimated amount considered to reimburse the holders’ costs associated with this secured note, future billings for actual legal fees will offset, and the residual will be funded to the Company. The note may be prepaid in whole but not in part, at any time upon ten (10) business days prior written notice, without any premium or penalty. The Maturity Date has an initial due date of August 19, 2005 with amendments to this date when conditions are met and satisfied allowing up to four (4) successive three (3) month periods with a final maturity date of August 19, 2006.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q report may contain forward-looking statements which involve risks and uncertainties. Such forward-looking statements include, but are not limited to, statements regarding future events and the Company’s plans and expectations. The Company’s actual results may differ significantly from the results discussed in forward-looking statements as a result of certain factors, including those discussed in the Company’s Form 10-K/A for the period ended February 29, 2004, as restated, and this report. The Company expressly disclaims any obligations or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations or any events, conditions or circumstances on which any such statement is based. This report includes product names, trade names and marks of companies other than the Company. All such company or product names are trademarks, registered trademarks, trade names or marks of their respective owners and are not the property of the Company.

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

Prior to the completion of the 2004 Recapitalization Transactions in September 2004, the Company had outstanding warrants, options and convertible securities to purchase approximately 210 million shares of common stock. The Company also had commitments to issue approximately 14 million shares of common stock without further consideration. The aggregate number of outstanding options, warrants, and common share equivalents is in excess of the authorized, but unissued number of shares of the Company's common stock. The Company must increase its authorized shares as a condition to the 2004 Recapitalization Transactions and in order to be able to sell common equity, and management intends to propose to stockholders such action as well as a reverse stock split of its common shares; there can be no assurance that either such action will be approved.

Results of Operations

For the three and nine month periods ended November 30, 2004

The Company's net loss for the nine months ended November 30, 2004 (the “Nine Months FY2005”) was $30,766,934 compared to a net loss of $7,647,911 for the nine months ended November 30, 2003 (the “Nine Months FY2004”). Net operating revenues and gross profit were $1,917,051 and $1,264,160 respectively, in the Nine Months FY2005 and $1,343,983 and $685,788, respectively, in Nine Months FY2004. These significant increases in revenues and gross profit were more than offset by increased expenses, primarily a $7,452,925 charge to interest expense related to the beneficial conversion feature on the Secured Notes and the beneficial conversion feature and warrants related to the 2004 Recapitalization Transaction for the Series B Shares of $12,180,900. The $2,273,497 of litigation settlement expense recorded in the Nine Months FY2005 and $1,956,338 of long-lived asset impairment charges recorded in Nine Months FY2004.

The Company's net loss for the three months ended November, 2004 (the “Third Quarter FY2005”) was $16,504,722 compared to a net loss of $1,886,177 for the three months ended November 30, 2003 (the “Third Quarter FY2004”). Net operating revenues and gross profit were $631,744 and $377,300, respectively, in the Third Quarter FY2005 and $726,692 and $424,229, respectively, in the Third Quarter FY2004.

Net revenues for the Nine Months FY2005 of $1,917,051 represent an increase of $573,068 (43%) from $1,343,983 in the Nine Months FY2004. Net revenues for the Third Quarter FY2005 of $631,774 represent a decrease of $94,917 (13%) from $726,692 in the Third Quarter FY2004. Revenues are significantly higher in Fiscal 2005 due largely to the Company’s ability to attract new, primarily military, customers and maintain loyalty of existing customers despite its financial condition.

Cost of goods for the Nine Months FY2005 of $652,891 represent a decrease of $5,304 (1%) from $658,195 in the Nine Months FY2004. Cost of goods for the Third Quarter FY2005 of $254,474 from $302,463 in the Third Quarter FY2004; a $47,989 (16%) decrease. This improvement is due to a significant portion (30%) of Nine Month FY2005 net revenues being derived from a contract to develop a variation of the AuraGen® for future production (the “Development Contract”) combined with depressed gross margins reported in First Quarter FY2004. Cost of goods includes only the direct material and labor costs incurred.

Engineering, research and development expenses increased by $252,192 (16%) to $1,847,757 in the Nine Months FY2005 from $1,595,565 in the Nine Months FY2004 and increased by $32,002 (5%) to $668,630 in the Third Quarter FY2005 from $636,628 in the Third Quarter FY2004. The increase was primarily due to the labor costs associated with supporting the Development Contract. Labor and labor related costs included in engineering expense amounted to approximately $1,575,200 in the Nine Months FY2005, compared to approximately $1,260,900 in the Nine Months FY2004 and approximately $537,000 in the Third Quarter FY2005, compared to approximately $452,000 in the third Quarter FY2004. The Company reduced its research and development activities throughout fiscal 2003 and 2004 and expects these efforts to continue at or below this reduced level at least through the fourth quarter of fiscal 2005.

Selling, general and administrative (“SG&A”) expenses increased to $4,469,093 in the Nine Months FY2005 from $3,477,538 in the Nine Months FY2004; an increase of $991,555 (29%) and increased to $1,548,465 in the Third Quarter FY2005 from $1,217,000 in the Third Quarter FY2004; an increase of $331,465 (27%). The SG&A expenses were higher due primarily to temporary pay cuts that were in effect in the Nine Months FY2004 but had been reinstated by First Quarter 2005 and approximately $286,000 of compensation expense recorded for the value of common stock warrants granted during the Nine Months FY2005 (see Note 3 to the Condensed Consolidated Financial Statements). Labor and labor related costs included in SG&A amounted to approximately $2,186,000 in the Nine Months FY2005, compared to $1,649,000 in the Nine Months FY2004 and $605,000 in the Third Quarter FY2005, compared to approximately $554,000 in the Third Quarter FY2004.

Litigation settlement expense was $184,738 in the Third Quarter FY2005 and a total of $2,273,497 for the Nine Months FYE2005 of which $2,088,758 in the Second Quarter FY2005 (none in Nine Months FY2004) arose from the settlement of various litigation against the Company and certain of its officers by members of the Company’s former management and others, approximately $1,500,000 of this expense arose from valuations of the warrants, options and Series B units issued as part of the settlement (see Note 8 to the Condensed Consolidated Financial Statements). Impairment losses on long-lived assets were approximately $1,956,000 in Nine Months FY2004 (none in Nine Months FY2005) and resulted from the write-off of some of the Company’s patents and trademarks not related to its core business.

Net interest expense for the Nine Months FY2005 increased $20,242,612 to $21,636,425 from $1,393,813 in the Nine Months FY2004 due principally to the recording of $7,452,925 of expense related to the beneficial conversion feature on of the Secured Notes and the beneficial conversion feature and warrants related to the 2004 Recapitalization Transaction for the Series B Shares of $12,180,900, similar charges in Nine Months FY2004 were $466,500. Higher levels of borrowing in the Nine Months FY2005 accounted for the remainder of the interest expense increase.

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

Financial Position, Liquidity and Capital Resources

The Company continues to experience acute liquidity challenges. The Company had cash of approximately $72,000 and $83,000 at November 30, 2004 and February 29, 2004, as restated, respectively. For the nine months ended November 30, 2004 and the year ended February 29, 2004, as restated, the Company incurred a net loss of approximately $30,800,000 and $13,600,000, respectively, on net revenues of approximately $1,920,000 and $1,900,000, respectively. The Company had working capital deficiencies at November 30 and February 29, 2004, as restated, of approximately $12,300,000 and $14,000,000, respectively, the current quarter is an improvement from the prior six month deficiency of $18,800,000 mainly due to the 2004 Series B Transaction (see Note 8). These conditions, combined with the Company’s historical operating losses, raise substantial doubt as to the Company's ability to continue as a going concern. At December 31, 2004, the Company had approximately $30,000 of cash.

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

At November 30, 2004, the Company had accounts receivable, net of allowance for doubtful accounts, of $450,143, $682,302 at February 29, 2004, as restated. As of December 30, 2004, the Company had net accounts receivable of approximately $550,000.

There was no spending for property and equipment in the Nine Months FY2005 or the Nine Months FY2004. The Company has no material capital project that would require funding. The Company's current plant and equipment is sufficient to support its current level of sales.

Debt repayments of $253,000 were made in the Nine Months FY2005 as compared to $446,449 in the Nine Months FY2004.

During fiscal 2003, the Company agreed to sell its Aura Realty, Inc. subsidiary ("Aura Realty") to a group of individuals, including five members of the Company's former management including Zvi Kurtzman and Steve Veen, (the "Purchasers") and to lease back the Company's headquarters facility, which is owned by Aura Realty. On December 1, 2002, the Company received the purchase price, net of the principal balance of the current mortgage which was to be assumed by the Purchasers, and transferred 49.9% of the common stock of Aura Realty to the Purchasers, issued to Purchasers a $1,000,000 term note maturing on May 31, 2004 and granted Purchasers a security interest in a note receivable to secure the Company's performance under the agreement. The Purchasers also received warrants to purchase 15,000,000 shares of common stock, exercisable through November 30, 2007, at exercise prices ranging from $0.15 to $0.25 per share. The Purchasers also purchased 21,366,347 shares of the Company's common stock for approximately $1,500,000. The Company is required to issue approximately 8,150,000 additional shares (8,151,324 of these shares are being issued pursuant to the litigation settlement portion of the 2004 Recapitalization Transactions discussed below) and has issued 5,500,000 additional warrants to Purchasers due to its failure to register the shares for resale.

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

In August 2004, one of the Purchasers, who as a group are the holder of the $1,000,000 term note, filed a lawsuit against the Company seeking full payment of this note (see Part II, Item 1 - Litigation Proceedings). As of December 31, 2004, the Company has made all required payments to the Purchasers other than the principal payment due under the $1,000,000 term note.

Capital Transactions

In the quarter ending November 30, 2004, the Company issued 2,686,180 shares of Series B Preferred Stock which is convertible into shares of the Company’s common stock at a $0.02 per share (see Note 8, The 2004 Recapitalization Transactions). These shares were valued at $13,430,900. This issuance of Series B Preferred Stock included five components. 1,707,464 shares of Series B Preferred Stock were issued with a value of $8,537,323, which included a $1,007,323 debt and interest conversion, $6,265,000 from subscriptions receivable and $1,265,000 of cash. Another 500,000 shares of Series B were issued from the conversion of debt with a value of $2,500,000. There was the settlement of outstanding litigation named the Global Settlement where 91,717 shares of the Series B were issued with a value of $458,583. In the relation to the real estate transaction, 250,000 shares of Series B were issued with a value of $1,250,000, and there was a settlement of open accounts payable debt, where 136,999 shares of Series B were issued with a value of $684,995.

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

During the nine months ended November 30, 2004, the Company received $2,737,500 from Investors against the purchase of the Series B Preferred Stock in the 2004 Recapitalization Transactions of which $1,472,500 was booked against the Series B subscription receivable and $965,000 was for purchases of the Series B Preferred Stock.

During the Nine Months ending November 30, 2004, the Company received $450,000 from the purchasers under the contemplated sale and lease back of the Company’s headquarters facilities as an advance against such purchase (see 2004 Recapitalization Transactions below). These funds were used to cure the defaults on the mortgage note related to the real estate (see Note 7 and below). The Company has used and would be unable to return such funds in the event the offering does not close; in which case, such funds evidence short-term indebtedness of the Company. Also advanced to the Company by Messrs. Ben-Moshe and Maimon through Escrow was $0.8 million which was then used to off-set the $.67 million security deposit and the remainder applied to the building repairs and recorded on the Aura Reality Balance Sheet as a Vendor Advance and off-set to Deposits respectively

During the Nine Months ending November 30, 2004, an employee of the Company advanced $150,000 for which the Company issued a $150,000 note payable. This note is to be repaid from the proceeds of accounts receivable collected after September 1, 2004 and specifies a flat $15,000 interest payment. It is also secured by the Company’s accounts receivable. The holders of the Secured Notes have subordinated their security interest in the Company’s accounts receivable to allow the Company to grant this security interest.

Also during the Nine Months ending November 30, 2004, the Company issued a Short Term Promissory Note in the amount of $100,000. This note bears interest at 10% per annum which was recorded as interest expense in November 2004. There was a Maturity date of October 11, 2004 and was cured in the month of December, 2004 and no other fees became due other than the interest stated

2004 Recapitalization Transactions

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

As a result of the 2004 Recapitalization Transactions, the Company has recorded litigation settlement expense of approximately $2,100,000, $4,900,000 of which arises from valuations of warrants, options and Series B units issued as part of the settlement and approximately $10,200,000 of interest expense related to the beneficial conversion feature and warrants to be issued upon conversion of the Secured Notes.

The 2004 Recapitalization Transactions include four related components: the receipt of new equity funding; the conversion of Secured Notes into equity; the settlement of outstanding litigation with members of the Company’s former management and others; and the sale of the Company’s headquarters facility. Each component involves in the issuance of shares of a new series of preferred stock, Series B Cumulative Convertible Preferred Stock (the “Series B Preferred Stock”). In addition to the aforementioned components, the Company issued Series B Preferred Stock with the exclusion of warrant rights in the amount of 136,999 shares in exchange for $684,995 of open accounts payable debt.

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

The Series B Preferred Stock cannot be converted into common shares unless and until the Company’s shareholders approve an increase in the number of authorized common shares. As part of the 2004 Recapitalization Transactions, the Company has committed to seek such shareholder approval as soon as possible. As a result, in the quarter ending November 30, 2004, the Company classified the net value of the Series B shares to debt on the Balance Sheet in the amount of $8,507,311, this consisted of the value of the Series B preferred stock of $13,430,900 minus the investor receivables of $4,923,589.

The Series B Placement. The September 2004 transactions included investments from subscribers in the aggregate of approximately $8.5 million, which included cash received totaling $1,265,000, subscriptions of $6,265,000 and a 1 million dollar debt conversion (exclusive of payments under the Facility Sale Agreements and conversion of Secured Notes). The transactions specify a maximum for this offering of $15.0 million and include provisions for the initial investors to invest up to 50% of their original investment amounts under the same terms and conditions at any time prior to May 31, 2005.

Prior to closing, $0.8 million had been advanced to the Company to be applied to the placement. At closing, the Company received an additional $0.2 million in cash and $6.2 million of subscriptions receivable through May 2005 and issued 8,537.3 Series B units, consisting of 1,707,464 shares of Series B Preferred and 106,716,529 warrants to purchase common stock in an amount equal to the 25% of the number of shares of common stock obtainable upon conversion of the associated Series B Preferred Stock, at a price per share of $0.02, exercisable for seven years. Included in these figures are additional investments after the close on September 28, 2004 and October 11, 2004 of $300,000, with additional subscription receivable of $320,000. Thus, for an investment of $100,000, an investor received shares of Series B Preferred Stock with a liquidation preference of $100,000, convertible into 5,000,000 shares of common stock, and warrants to purchase an additional 1,250,000 shares of common stock.

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

The Company allocated the proceeds of the Series B to the warrants committed and to the associated value of the Series B based on a prorated allocation. The estimated value, of all warrants related to the Series B 2004 Recapitalization Transaction is approximately $3.3 million. The Company then calculated the beneficial conversion feature related to Series B based on the calculated conversion price after allocating the proceeds to the warrant.  The beneficial conversion feature is limited to the amount allocated to the value of Series B, which was $10,154,230.  The Company recorded approximately $12.2 million of interest related to this transaction as of November 30, 2004. After considering the value attributable to the warrants, the Company sold the common stock underlying the Series B Preferred Stock at a price of approximately $0.015 per share.

The Conversion of Secured Notes to Equity. Concurrent with the Series B Placement described above, the holders of the Secured Notes (with a balance, including accrued interest of approximately $8.1 million as of September 15, 2004) have agreed to convert $2.5 million of Secured Notes into shares of Series B Preferred Stock and warrants, on the same terms as the cash investors. To the extent the Company raises new capital funding in excess of such amounts and meets other specified conditions, including but not limited to having an effective registration of its common stock, such holders would convert an additional amount of Secured Notes equal to the amount of such new excess capital funding obtained. The agreement also extends the due dates of the remaining Secured Notes to August 2005 and gives holders of the Secured Notes the right to convert all or a portion of the Secured Notes at any time on the foregoing terms, terminates any other rights they hold to convert the Secured Notes at preferential rates into new securities sold by the Company subject to their conversion rights, and permits the Company to prepay the remaining Secured Notes at any time without premium

Since the August 2004 agreements defined the conversion feature of the Secured Notes, the beneficial conversion feature of these notes could be determined at that time. The Company allocated the proceeds of the Senior Notes to the warrants committed (see Note 8) and the associated debt based on a prorata allocation.  The value allocated to the warrants was $1,745,640.  The Company then calculated the beneficial conversion feature related to the Senior Notes based on the calculated conversion price after allocating the proceeds to the warrant.  The beneficial conversion feature is limited to the amount allocated to the Senior Notes, which was $5,705,285.  Both amounts were expensed immediately as the related Senior Notes were due and payable prior to the commitment date. The Company recorded approximately $7.45 million of interest related to this transaction as of November 30, 2004

Management Changes. As a condition of the foregoing transactions, Mr. Meehan has resigned his position as Chief Executive Officer and President and will receive one year's severance payments, as provided under a contract provided Mr. Meehan by the Company in February 2004. Mr. Meehan will continue to serve as Chairman of the Company.

In addition, Messrs. Albert, Diamant and Harrington have resigned from the Board of Directors of the Company, effective with September 2004 funding of the placement of Series B Preferred Stock. The new board members selected by the investors who are parties to the voting agreement are Raymond Yu, Dr. Fred Balister and Izar Fernbach. Mr. Meehan’s continuance as a Board member represents the fourth Board member to be elected by the holders of the Series B Preferred Stock. On September 20, 2004, the newly constituted Board elected Mr. Yu as Chief Executive Officer and President. On October 21, 2004, the Board elected Ms. Sandra Ferro as the Chief Financial Officer and Board Secretary.

The Litigation Settlement. As a condition to the Series B Placement, the Company has completed a litigation settlement with Zvi Kurtzman, certain other formers members of its management, and certain other individuals, all of whom are collectively referred to as the “Aries Group”. The settlement contains mutual general releases, mutual covenants not to sue and terminates the litigation described in Part II, Item 1 - Legal Proceedings under the heading Former Management Suits and other litigation brought by members of the Aries Group against management of the Company. Pursuant to the settlement, the Company agreed (i) to pay members of the Aries Group an aggregate of $801,509 in sixteen monthly installments (which total payments may be reduced to $726,508 if Aura timely pays all installments), subject to acceleration if certain additional capital raising targets are met and subject to the option to convert unpaid amounts into units of the Series B Placement,(as described below), (ii) to reinstate approximately 14 million options and warrants previously issued to members of the Aries Group with exercise prices not less $0.31 per share of common stock, (iii) to issue to members of the Aries Group new ten-year warrants to purchase an aggregate of 34,500,000 shares of common stock exercisable at a price of $0.07 per share, (iv) to issue to members of the Aries Group 6,208,048 shares of the Company’s common stock and (v) to issue to members of the Aries Group shares of the Series B Preferred Stock with an aggregate liquidation preference of $458,583 and approximately 5.7 million seven-year warrants exercisable at a price of $0.02, consistent with the Series B Placement described below. Certain members of the Aries Group also participated in the Series B Placement. A failure of the Company to pay amounts due or issue shares or warrants as provided by the settlement terminates the Aries Group’s requirement to fund its Series B commitment. Conversely, a failure of the Aries Group to pay amounts due pursuant to its Series B commitment waives the Company’s requirement to pay amounts due under the settlement unless and until such payments are made. As part of this agreement an additional 1,943,276 penalty shares have been issued to another Investor , for an aggregate total amount of penalty common shares issued of 8,151,324. As of November 30, 2004, the par value of $40,757 was recognized in Common Stock on the Balance Sheet.

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

Through December 31, 2004, Messrs. Ben-Moshe and Maimon have advanced the Company $0.45 million, which has principally been used, combined with other funds provided by the Company, to cure all existing defaults with the mortgagor and bring the note current. Such payment will be applied to the purchase price and, in the event closing of such sale does not occur, will be deemed to be an unsecured loan to the Company bearing interest at 10% per annum and payable in 24 equal monthly payments, and convertible, at the option of the holder, into Series B Preferred Stock. Also advanced to the Company by Messrs. Ben-Moshe and Maimon through Escrow was $0.8 million which was then used to off-set the $.67 million security deposit and the remainder applied to the building repairs and recorded on the Aura Reality Balance Sheet as a Vendor Advance and off-set to Deposits respectively.

As contemplated, the sales price of the property is $7.8 million, of which approximately $5.0 million would be used to repay the existing mortgage, $1.6 million would be paid to the Realty Minority Shareholders (assuming adherence to the terms of the May 2004 Agreements), $0.8 million would be credited to the Real Estate Buyer for deposits required under the lease back (discussed below) and building repairs, this has been accomplished as of November 30, 2004 and the remaining approximately $0.4 million has also been advanced to the Company. In addition to the subject real estate, the Real Estate Buyer has received 220,000 units of the Series B Placement (as described above) and ten-year warrants to purchase 15,000,000 shares of the Company’s common stock at an exercise price of $0.07. At closing of the sale, Aura would lease back a portion of the premises (the warehouse and the first floor of the office building) for a period of 4 years at a monthly rent of $56,000, triple net. As of November 30, 2004, with the advance from the new buyers of $0.8 million by Aura Realty the security deposit of approximately $0.67 million was submitted to the new buyers, to be applied to the fourth year’s rent. Also at closing (assuming adherence to the terms of the May 2004 Agreements), (i) the Realty Minority Shareholders would cancel the existing $1.0 million note issued by Aura on December 1, 2002, and receive from Aura a new note in the amount of $0.25 million, bearing interest at 12.3% and payable over 24 months, (ii) the Alpha Ceramics note with a balance due of approximately $2.0 million as of July 30, 2004, which had been assigned to the Realty Minority Shareholders, would be reassigned to the Real Estate Buyer (this note is currently nonperforming; no payments have been received since November 2003), and (iii) the Realty Minority Shareholders would receive shares of Series B Preferred Stock with a liquidation preference of $0.15 million. Aura is obligated to pay the Realty Minority Shareholders $40,582 per month for continued use of the facility pending closing of the sale; such amount is in addition to continued payments due under the mortgage. As of September 30, 2004, the Company was in default of making such payment to the Realty Minority Shareholders for the month of September. Upon closing of the transactions described above, the Realty Minority Shareholders would release any further claims they have related to Aura Realty and the December 1, 2002 Sale/Leaseback Agreement.

ITEM 4.  Controls and Procedures

(a)    The Company’s Chief Executive Officer and it’s Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15-d-14(c)) as of a date within 90 days of the filing date of this quarterly report (the “Evaluation Date”) have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them timely by others within those entities.

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

Waltco Engineering Co. v. Aura Systems, Inc. et. al. (YC045396).

On December 11, 2002, Plaintiff, Waltco Engineering Co. ("Waltco"), filed a suit in California Superior Court for Breach of Written Agreement against the Company and related common counts. Waltco asserted that the Company breached the terms of a payment plan. Waltco claimed damages of $283,296.41 and received a summary judgment for that amount plus costs. During fiscal 2004, the Company negotiated an agreement with Waltco under which the Company would make two payments of $125,000 each in full settlement of this judgment. The Company was not able to fund the second of these payments and negotiated an amendment to the agreement calling for monthly payments until the remaining $125,000 has been paid in full. As of December 30, 2004, the Company was arrears on the payment due during December under the amended agreement. The Company has made appropriate provisions in its financial statements to fully reflect its estimated liability in this case.

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

Zvi Kurtzman, et al v. Aura Systems, Inc. On February 8, 2004, the Former Officers, along with other plaintiffs, filed a lawsuit alleging, among other things, breach of contract and fraud. At issue were shares of the Company’s common stock that were to be issued to the Former Officers and the other plaintiffs as a penalty for the Company’s failure to register certain shares of common stock purchased in calendar 2002 (the “Penalty Shares”). The Company has reflected the obligation to issue the Penalty Shares on its balance sheet at February 29, 2004, as restated.

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

     The defaults under the mortgage also resulted in defaults in the Agreement for Sale and Leaseback (the “Sale/Leaseback Agreement”) under which the Company sold a minority interest in and intended to sell the entirety of its Aura Realty subsidiary, which owns the buildings subject to this mortgage (see Part 1, Item 2 -Financial Position, Liquidity and Capital Resources). In its efforts to address the defaults under the mortgage and the Sale/Leaseback Agreement, the Company undertook efforts to sell these buildings and, if necessary, move its headquarters and processing facilities to a new location. In May 2004, the Company entered into an agreement under which it would sell the buildings subject to this mortgage, use the proceeds to substantially buy out the holders of the minority interest in Aura Realty (the “Realty Minority Shareholders”) arising from the Sale/Leaseback Agreement and terminate its obligations thereunder and leaseback one of the buildings and a portion of the other (see discussion of 2004 Recapitalization Transactions in Part I, Item 2 - Financial Position, Liquidity and Capital Resources). In June 2004, the Realty Minority Shareholders sent notice to the Company that it had defaulted on the May 2004 agreement as it pertained to the Realty Minority Shareholders and terminated the agreement. On August 30, 2004, one of the Realty Minority Shareholders, who as a group are the holder of the $1,000,000 Note payable - related party described in Note 7, filed a lawsuit against the Company seeking full payment of this note. The Company has recorded the full amount of this note and the related accrued interest on its financial statements at November 30 and February 29, 2004, as restated.

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

AURA SYSTEMS, INC.
(Registrant)

Date: January 26, 2005	By:	/s/ Sandra Ferro

Sandra Ferro Chief Financial Officer (Principal Financial and Accounting Officer)

