Form 10-K
period 2005-02-28
AURA SYSTEMS INC
filed 2008-03-25
CIK 826253

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

☒ For the fiscal year ended......................................February 28, 2005

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

2330 Utah Avenue
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

On August 31, 2004 the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $14.7 million. The aggregate market value has been computed by reference to the last trading price of the stock on August 31, 2004. On May 31, 2005, the Registrant had 439,074,474 shares of common stock outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report contains forward-looking statements within the meaning of the federal securities laws. Statements other than statements of historical fact included in this Report, including the statements under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business” and elsewhere in this Report regarding future events or prospects are forward-looking statements. The words “approximates,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans” “would “should,” “may,” or other similar expressions in this Report, as well as other statements regarding matters that are not historical fact, constitute forward-looking statements.. We caution investors that any forward-looking statements presented in this Report are based on the beliefs of, assumptions made by, and information currently available to, us. Such statements are based on assumptions and the actual outcome will be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control or ability to predict. Although we believe that our assumptions are reasonable, they are not guarantees of future performance and some will inevitably prove to be incorrect. As a result, our actual future results may differ from our expectations, and those differences may be material. Accordingly, investors should use caution in relying on forward-looking statements to anticipate future results or trends.

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include the following:

•	Our ability to generate positive cash flow from operations;
•	Our ability to obtain additional financing to fund our operations;
•	Our business development and operating development; and
•	Our expectations of growth in demand for our products.

  We do not intend to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise except to the extent required by law. You should interpret all subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf as being expressly qualified by the cautionary statements in this Report. As a result, you should not place undue reliance on these forward-looking statements.

References in this report to “we”, “us”, “the Company,” “Aura” or “Aura Systems”, includes Aura Systems, Inc. and its subsidiaries.

WHERE YOU CAN FIND MORE INFORMATION

As a public company, we are required to file annual, quarterly and special reports, proxy statements and other information with the SEC. You may read and copy any of our materials on file with the SEC at the SEC’s Public Reference Room at 100 F Street N.E., Washington, DC 20549. Our filings are available to the public over the Internet at the SEC’s website at http://www.sec.gov. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the Public Reference Room. We also make available copies of our Forms 8-K, 10-K, 10-Q, Proxy Statement and Annual Report at no charge to investors through our website, http://www.aurasystems.com, as soon as reasonably practicable after filing such material with the SEC.

PART I

ITEM 1. BUSINESS

Introduction and History

We design, assemble and sell the AuraGen®, our patented mobile power generator that uses the engine of a vehicle to generate electric power. The AuraGen delivers on-location, plug-in electricity for any end use, including industrial, commercial, recreational and military applications. The AuraGen system consists of three primary subsystems (i) the patented axial-design alternator, (ii) the Electronic Control Unit (“ECU”) and (iii) mounting kit that is a mechanical interface between the alternator and the automobile. Compared to the traditional solutions addressing the multi-billion dollar North American mobile power market (i.e., Gensets, traditional alternators, permanent magnet alternators dynamic and static inverters), we believe the AuraGen® provides c(pure sine wave AC power as well as simultaneous DC power with greater reliability and flexibility at a lower cost to the end user. We began commercializing the AuraGen® in late 1999 as a 5,000-watt 120/240V AC machine compatible with certain Chevrolet engine models. In 2001, we added an 8,000 watt configuration and also introduced AC/DC and the Inverter Charger System (“ICS”) options. More recently we introduced a dual system that generates up to 16,000-watts of continuous power. We now have configurations available for more than 90 different engine types including a majority of General Motors and Ford models, some Daimler Chrysler models and numerous others engine models made by International, Isuzu, Nissan, Mitsubishi, Caterpillar, Detroit Diesel, Cummins, and Freightliner. More recently, a number of boats have had AuraGens installed for both government and recreational end-users.

To date, AuraGen® units have been sold in numerous industries, including recreational, utilities, telecommunications, emergency/rescue, public works, catering, oil and gas, transportation, government and the military. Our objective is to be the leading developer and supplier of fully integrated mobile electric power systems.

We continue to hold several patents, in addition to those related to the AuraGen®, which we believe provide the basis for economically viable products in addition to the AuraGen®, but sales of the AuraGen® currently provide  substantially all our operating revenues.

Aura Systems, Inc. a Delaware corporation, was founded in 1987 and, until 1992, primarily engaged in supplying defense related technologies to classified military programs. In 1992 we acquired the Electronic Ceramic Facility. This facility produced Piezo electric material that we required for our Actuated Mirror Array “AMA” technology. In 1996 we licensed our AMA technology to Daewoo Electronics. During the same period we acquired Delphi Electric Components who developed and built microelectronic circuits and components. In 1994 we started NewCom to manufacture and sale computer modems, sound cards and other multimedia components. By the mid 1990s the Company was organized into 4 divisions (i) AuraSound -producing and selling audio speakers based on a new and patented magnetic design, (ii) Aura Industrial & Automotive - developing numerous automotive and industrial related magnetic devices such as linear and rotary actuators with applications for variable valves, active suspension, actuators for many industrial machines, and the development of the AuraGen power system, (iii) NewCom- manufacturing and selling modems and computer multimedia kits, (iv) Aura display- using the AMA technology to develop very large very bright display systems. By 1998 the Company had 3 facilities in California, a facility in New Hope Minnesota, and facilities in Osaka Japan, Kuala Lumpur Malaysia, and New Delhi India. During the period the Company, was investing large capital into the development of the AuraGen.

In 1997 the Company spun off NewCom as a public Company with Aura retaining approximately 60% of the stock. NewCom owed Aura approximately $40 million that was to be repaid by late 1998. In the summer of 1998, the computer industry experienced a significant slow-down and most original equipment manufacturers (“OEMs”), in order to revive their sales, introduced build - in modems and multi-media functions as an integral part of the computer. This caused severe pressure on NewCom’s operations. By early 1999, NewCom had ceased operations and closed down.

During 1999, the Company sold the Speaker operations, the Ceramic Operation, and Delphi. All activities on the AMA were stopped and the Company was totally focused on the completion of the AuraGen development and commercialization

Since fiscal 2002 sales of the AuraGen® product have accounted for substantially all of our operating revenues.

During fiscal 2002 through fiscal 2005, we substantially reduced our internal staffing due to the slower-than-anticipated level of AuraGen® sales. We also suspended substantially all research and development activities. We continued to downscale our operations in fiscal 2005. However, the impact of the related cost reductions was insufficient to offset our extremely weak financial condition, which was worsened by late fees, penalties and transaction costs incident to financial defaults. In June 2005, we filed for protection under Chapter 11 of the Bankruptcy Code, and emerged on January 31, 2006 under a plan of reorganization.

The AuraGen®

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

The AuraGen is now available in three continuous power levels, (a) 5,000 Watts AC/DC, (b) 8,000 Watts AC/DC and (c) 16,000 Watts AC/DC.  All AC power are pure sine wave with total harmonic distortion  “THD” of less than 2.1% and are available in both 120 VAC and or 240 VAC.  In addition, the power generated on all models can be partitioned to provide simulations AC and 14 or 28 volts of direct current “DC” or only DC, if required by the user.  The AuraGen power levels can be generated while the vehicle is being driven or parked. The AuraGen/VIPER system includes as an option a complete power management system which monitors in real time (i) the batteries voltage and temperature, (ii) provides a partition of the power between AC and DC simultaneously with the ability to be programmed from all AC to all DC, (iii) monitors the RPM of the generator, (iv) monitors the temperatures of the generator and the ECU, (iv) monitors the raw power generated, (v) monitors both the AC and DC loads as to voltage and current, (vi) provides programming of load prioritization and load shedding, and (vii) monitors the voltage of the internal 400VDC buss.

We provide custom engineered brackets for our models that attach to over 90 different engine and chassis models. We also provide power-take-off (PTO) and hydraulic driven interfaces for bigger trucks that do not involve direct attachment to the vehicle engine.

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

Based on studies conducted by the U.S. government, Business Communications Company, Inc. ("BCC") and others, we estimate the annual gross North American mobile power generation market in 2005 is at least $2.5 billion and growing. Worldwide growth is expected to be fueled by increases in the development and construction of industrial infrastructures, significant growth in homeland security expenditures, and increased use of sophisticated electronic equipment in underdeveloped areas where grid-based electricity is unavailable or unreliable. We also believe that mobile power has become increasingly important as backup to electric grid power supply.

The traditional available solutions for mobile power users are:

•
Gensets. Gensets are standalone power generation units which are not incorporated into a vehicle and require external fuel, either gasoline or diesel, in order to generate electricity. Gensets are generally (i) noisy and cumbersome to transport because of their weight and size, (ii) they typical run at constant speed to generate 50 or 60 Hz of AC power, (iii) must be operated at a significant part of the rated power to avoid wet staking, (iv) are significantly de-rated in the presence of harmonics in the loads and (v) require significant scheduled maintenance and service. Genset technology has been utilized since the 1950s.

•
High-Output Alternators. High-Output Alternators are traditionally found in trucks and commercial vehicles and the vehicles engine is used as the prime mover. All alternators provide their rated power at very high RPM and significantly less power at lower RPM. In addition alternators are generally only 30% efficient at the low RPM range and increase to 50% efficiency at the high RPM range. The power generated by alternators is 12 or 24 Volt DC and an inverter is required if 120 Volt AC power is needed. In addition, due to the low power output at low RPM, in order to get significant power, a throttle controller is used to spin-up the engine.

•
Inverters are devices that invert battery direct current to alternating current. Inverters as mobile power generators are traditionally used in low power requirements, typically less than 2500 Watts, and do not have the ability to recharge the batteries used as the source of power. Thus typical inverter users require other means to recharge the used batteries such as “shore-power” or gensets. More recently dynamic inverters became available. Dynamic inverters use power from the alternator to augment power from the batteries and are able to achieve power levels of 6,000 watts plus. The dynamic inverters introduce significant stresses on both the batteries and alternators that cause significant life shortening for both. Dynamic inverters use power from the alternator. When the inverter is turned on, the alternator is switched off from the vehicle battery and tied into a transformer that uses electronics controls to change the DC alternator inputs to AC inverter output. A separate transform winding provides battery charging so fully regulated 120 Volt AC and 12 Volt DC power is available as long as the engine is running at high enough RPM to provide power for the load and the battery charging. All dynamic inverters require a high output alternator to be able to output significant AC power. As is often the case, the limiting factor is the high output alternator. In order to get stable output a very accurate throttle controller is also needed to maintain steady speed on the engine.

•
Permanent-Magnet (“PM”) alternators. Recently a number of companies have introduced alternators using exotic permanent magnets. These alternators tend to have higher power generation capabilities than regular alternators at lower engine RPM. In order to be practical in a under-the-hood environment (200[o]F) one must add active cooling since the magnets are demagnetized at approximately (176[o]F). There are other issues that require an active control system that will add and subtract magnetic field strength as the engine RPM increases.

•
Fuel cells are solid-state, devices that produce electricity by combining a fuel containing hydrogen with oxygen. They have a wide range of applications, and can be used in place of the internal combustion engine and traditional lead-acid and lithium-ion batteries.  So why aren't fuel cells being installed everywhere? The most widely deployed fuel cells cost about $4,500 per kilowatt.

•	Batteries convert stored chemical energy to electrical energy.

Competition

The industry in which we operate is competitive. The primary competition for the AuraGen® are Gensets and there are approximately 44 Genset manufacturers in the United States. These competitors include: Onan, Honda and Kohler.

There are many High Output Alternator manufacturers. Some of the better known ones are Delco-Remy, Bosh, Nippon Densu, Hitachi, Mitsubishi and Prestelite.

There are many inverter manufacturers; some of the better-known ones are, Trace Engineering, Vanner, and Xentrex.

Most of our competitors have greater financial, technical and marketing resources, have larger budgets for research, new product development and marketing and have long-standing customer relationships. We must also compete with many larger and more established companies in the hiring and retention of qualified personnel. In the past our financial condition has limited our ability to promote the AuraGen® and make potential customers aware of its existence.

The AuraGen® uses new technology and has only been available in the marketplace for a a number of years.. Because our product is radically different from traditionally available mobile power solutions, users may require lengthy evaluation periods in order to gain confidence in the product. Original equipment manufacturers ("OEMs") and large fleet users also typically require considerable time to make changes to their planning and production Because our limited financial and staff resources, we have focused our sales and marketing activities to a few industrial and military segments. In particular we focused on the US military including the USCG, homeland security agencies and emergency/rescue.

More recently we expanded our focus and are now marketing to companies in the oil and gas segment, state and local governments in particular DOT, and recreational boating industry.

Competitive Advantages of the AuraGen®

We believe the AuraGen® is a superior product due to its convenience, cost efficiency, fuel efficiency, reliability, flexibility in power output, and the quality of the electricity generated. The AuraGen is not sensitive to temperature or altitude variations and generates the rated power at or near idle engine RPM.

The AuraGen® does not require scheduled maintenance and is offered with a three year warranty compared to the typical one year warranty available for a Genset or inverter.

In addition, the AuraGen® is significantly cleaner for the environment than gensets, the other generally available mobile power solutions. The AuraGen® uses the automotive engine which is highly regulated for environmental protection. Gensets use small engines that produce significantly higher levels of emissions per unit of power output than the automobile engine.

We believe that barriers to entry make it less likely that a product superior to the AuraGen® will become available in the foreseeable future. The inventions upon which the AuraGen® is based are protected by patents issued by the U.S Patent office. To our knowledge, there are no other patents for axial induction machines with solid rotors.

Manufacturers and end users of mobile power solutions (including the military) typically require completion of extensive evaluation and approval processes before embracing new systems. After extensive testing, a number of Federal, state, DOT departments, and some r industrial companies have approved the AuraGen® for purchase.

Thousands of AuraGen® units are currently being used for multiple applications and in all types of operating environments, providing a good sample set for reliability analysis. The results show very low failure rates, which we are reducing further via minor hardware and software modifications, better assembly procedures and improved installation training. The U.S. Army has performed its own tests and is continuing to test the AuraGen® under severe conditions. The VIPER (the name for the military version of the AuraGen®), in use by Special Operations and other combat forces, has been air-drop-certified by the Army and has been and is successfully deployed in Operation Enduring Freedom and Operation Iraqi Freedom.

The AuraGen® system passed all of the UL testing in 2002 and 2003. In late 2004 early 2005, the USMC core successfully tested the AuraGen/VIPER for safety and other operational capabilities at the Aberdeen Test grounds..

Target Markets

When the Company emerged from Chapter 11 reorganization under new management the sales and marketing activities have been expanded to include:

Military, Homeland Security Administration and Other Federal Agencies

We believe the VIPER (the military version of the AuraGen®) is a superior mobile power solution compared with existing alternatives for numerous military applications. The VIPER capability to produce both 120 Volt AC and 28 Volt DC power simultaneously at low engine RPM is critical for many military applications. In addition the power management system which is inherited in the VIPER provides the military users with the ability to monitor, the quality and quantity of available power, the state of the on board batteries, and the ability to prioritize different electric loads. The USCG after 3 years of testing selected the VIPER as the power system for its 190 new patrol boats; SAIC is using the VIPER on all of its VACIS gamma ray scan systems that are used for homeland and base security applications, numerous units of special forces and regular army are using the VIPER in both Iraq and Afghanistan, The DOD report to congress in August 2006 discussed the success of the VIPER in Iraq and Afghanistan. More recently a number of military OEMs are exploring the use of the VIPER for the MRAP, MMPV and similar military programs. The Company is also pursuing marketing the VIPER for the upcoming JLTV program.

Marine

We believe that the AuraGen is an ideal product for the recreational boating in the 25-50 ft range. The National Oceanic and Atmospheric Administration “NOAA” tested the AuraGen on the “Magna Spirit” for 3,000 miles on the open oceans and reported flawless performance. The USCG tested the VIPER for 3 years before choosing it to power the 190 new patrol boats. Both of these organizations are the leaders in introduction of new technologies and safety for marine applications. More recently a major boat OEM successfully tested the AuraGen on one of their production boats and the Company is currently pursuing the required boat related certifications from UL. While the Company is not expecting any delays in getting the required certification, no assurances can be given as to when such required certification will be completed.

Oil and Gas industry

The oil and gas industry are heavy users of mobile power for service. We have identified a number of oil and gas service providers that require the power level as well as the power quality generated by the AuraGen. In particular the need for very large power to start inductive loads such as compressors, fans and electric motors. Typically the starting power required is knows as lock rotor and can easily go as high as 30,000 watts. The AuraGen ICS design and architecture is such that it can easily support these power levels for very short times that are required to start the loads. We have demonstrated 30,000 watts starting power for numerous compressors and motors.

Mid size Refrigeration Trucks.

Mid size refrigeration trucks are used throughout the country for the delivery of food. These trucks typically have a diesel engine mounted over the cab that is used as a generator for the refrigeration unit. The AuraGen is an ideal power source that can eliminate the need for the extra diesel engine thus reducing operating cost and fuel costs. The AuraGen ability to provide large start-up power is critical for this application since a typical refrigeration system requires a 2-4 horsepower compressor. Such compressors require 20,000-30,000 watts of starting power. The Company has now sold over 100 systems for this application and is anticipating significant growth in this segment.

Emergency/Rescue

The emergency/rescue market relies heavily upon mobile power for lights, communications gear, instruments, medical equipment and digital equipment and tools. As the emergency/rescue market has undergone a transition to digital equipment and portable computers, it has experienced constant growth in mobile power needs. Approximately 20 organizations have started to use the AuraGen®. Recently the Red Cross has used the AuraGen to power their communication needs in support of disaster relief during Katrina and the wild fires in California in October 2007. In addition hundreds of fire trucks are now using the AuraGen as their mobile power source.

Facilities, Manufacturing Process and Suppliers

As of February 28, 2005, we assembled and tested the AuraGen® at our 27,000 square foot facility in El Segundo, California with components which are produced by various suppliers. We established these facilities with a maximum production capacity of 1,000 units per month.

Early in our AuraGen® program, we determined it was most cost-effective to outsource production of components and subassemblies to volume-oriented manufacturers, rather than produce these parts in house. As a result of this decision, and based on then anticipated sales, we purchased, prior to fiscal 2001, a substantial inventory of components and subassemblies at volume prices.. Since sales did not meet such expectations, we have been assembling, testing and selling product from this inventory for several years. Many of the components and subassemblies are mechanical in nature, do not deteriorate and are readily usable for all of our AuraGen models. Some of the subassembly are in the form of electronic control units that have also not deteriorated and, even though there have been improvements and modifications over this period, the units in inventory required only minor applications of parts and labor to bring them to current specifications.

From fiscal 2002 through fiscal 2005, we substantially reduced our internal staffing to be more appropriate to the slower-than-anticipated level of sales. We have also suspended substantially all research and development activities. Since the emergence from Chapter 11 reorganization in February 2006, the Company has constantly increased the research and development efforts.

In order to renew our inventory of components, we will need to renew contracts with such manufacturers or locate other suitable manufacturers. Since February 2006, the Company has renewed its relationships with a number of its old suppliers and is developing new relationships with others. To ensure quality and reliability in the field, we use highly qualified suppliers, the majority of which are ISO 9002 compliant.

We provide a turnkey product and service to support our customers in every area. We have performed all of the development, from basic physics to detailed engineering. We believe our core capabilities provide a solid foundation to resolve technical issues, develop an ongoing line of new products and continually enhance our products.

Our vehicle integration team develops, engineers, and supplies all of the brackets, pulleys, idlers, belts, tensioners and other components that comprise a mounting system. The group also specifies all of the requirements of the AuraGen® to allow its use with other mobile drives, such as hydraulic systems and Power Take Off ("PTO") applications.

Research and Development

From fiscal 2002 through fiscal 2005, we suspended substantially all research and development activities due to our weakened financial condition. Accordingly, during the fiscal years ended February 28, 2005 and February 29, 2004, our expenditures for research and development ("R&D") activities were negligible. During the fiscal year ended February 28, 2003, we spent approximately $0.4 million on R&D activities. Although we believe that ongoing R&D is important to the success of our product in order to utilize the most recent technology, to develop additional products and additional uses for existing products, and to stay current with changes in vehicle manufacture and design and to maintain an ongoing advantage over potential competition, our financial condition has not allowed significant expenditures on R&D as all costs are being minimized while we seek to maintain solvency and attain profitability.

In February 2006, when the Company emerged from Chapter 11 reorganization, we started to rebuild our research and development team. We already introduced and started to ship our dual and Tamgen systems that generate up to 16,000 watts of continuous power with both AC and DC simultaneous capabilities. We have completed the design and are currently testing a smaller unit that one third smaller than the current 5,000 and 8,000 watts system that will supply 3,000 to 4,000 watts. We are also pursuing the development of a larger unit that should have 25,000 watts capability.

Patents and Intellectual Property

The Company’s Intellectual Property portfolio consists of trademarks, proprietary know-how and patents.

In electromagnetic technology the Company developed numerous magnetic systems and designs that result in a significant increase of magnetic field density per unit volume that can be converted into useful power energy or work. This increase in field density is a factor of 3 to 4 which when incorporated into mechanical devices could have a significant reduction in size and cost for the same performance.

The applications of these technological advances are in mechanical machines used every day by industrial, commercial and consumers. The Company has applied the above technology to numerous applications in industrial machines such as generators, motors, actuators and linear motors.

The U.S. Patent Office awarded the Company 29 Patents applicable to automotive and industrial applications. Of the above patents, four (4) are focused directly on the AuraGen, seven (7) are basic magnetic actuation, two (2) are for control systems associated with controlling the magnetic fields in different configurations and sixteen (16) are focused on the EVA application.

The sixteen (16) patents associated with EVA cover the implementation of a controlled magnetic field as applied to linear motors. Many of the same techniques are implemented into the AuraGen control and in particular, the control of the high power board used in the new AuraGen inverter mode, which uses many elements from the EVA system. The Company is looking for a potential licensor for this technology

Areas of AuraGen Technology Innovation

Patents: 5,734,217; 6,157,175; 6,700,214; 6,700,802; with expiration dates of 2015, 2017, 2019 and 2019 respectively. The above patents cover three areas as described below.

1- Induction Machine-

Basic Patent covers a new form of induction machine with superior performance in a much smaller size than conventional machines. The solid cast rotor, the shaped magnetic field, the secondary conduction path through the steel and the axial magnetic orientation is a key component of this innovation.

2- Control Systems

The system separates the power generation from the power delivery by introducing a 400 VDC bus. For each cycle of each phase part of the cycle power is drawn from the bus to run the electronics and energize the coils while during the other part of the cycle power is delivered to charge up the bus. The control system must balance all the timing to effect zero voltage change to the bus under dynamic variations of frequency and loads. The ability to optimize in real time the slip frequency is a key innovation in motor and generator control for variable speed variable frequency and variable load systems.

3- Bi-Directional Power Supply (BDP)

The patented ICS system developed by Aura provides a new capability in power systems. The BDP allows a system with simultaneous multi sources for power. It is a key component in providing the ability to deliver both AC and DC power simultaneously as well as the ability to handle large power surges without the need for a throttle controller.

Employees

As of February 28, 2005, we employed 46 persons. We reduced our workforce significantly in the two years ended February 28, 2005, to conserve cash. We are not a party to any collective bargaining agreements.

Significant Customers

We sold our AuraGen® product to four customers during fiscal 2005 who each accounted for more than 10% of our revenues, for an aggregate total of approximately $1.1 million, or 44% of net revenues.

Backlog

We had no material backlog as of the end of the 2004 and 2005 fiscal years.

ITEM 2. PROPERTIES

As of February 28, 2005, our majority owned subsidiary, Aura Realty, Inc. (“Aura Realty”), owned the 47,000 square foot headquarters facility and adjacent 27,690 square foot manufacturing facility in El Segundo, California that we use for our AuraGen® product. These properties were encumbered by a deed of trust securing a note in the original principal amount of $5.4 million.

During fiscal 2003, we sold a minority interest in Aura Realty. During fiscal 2004, we defaulted on payments under the note secured by our headquarters and manufacturing facilities. Such default continued past year-end and the lender took actions regarding a possible foreclosure sale. In June 2004, we paid all arrearages, cured this default and were current on our obligations under the note as of June 30, 2005.

In December 2005, Aura Realty sold the two buildings to an unrelated third party. We then leased the smaller facility and moved out of the headquarters facility. Effective December 31, 2007, our current lease expired and we are currently on a month-to-month lease. In February 2008, we entered into a lease for a new facility of approximately 25,500 square feet, near our current facility. The lease is for a term of five years, commencing May 1, 2008, and carries a base rent of $28,019 per month. We feel this facility is sufficient for our current needs.

ITEM 3. LEGAL PROCEEDINGS

As of February 28, 2005, the Company was engaged in numerous legal actions by creditors seeking payment of sums owed. Actions by the parties to these obligations to enforce their rights to collect the amounts due could have required the Company to cease operations. The filing by the Company of the Chapter 11 bankruptcy proceeding in June 2005 acted as an automatic stay of all pending litigation as of the filing date without further approval of the Bankruptcy Court.

2002 Securities and Exchange Commission Settlement

In June 2002, the Securities and Exchange Commission ("SEC") brought a civil action against us, NewCom (our former subsidiary), and certain former members of our management team, in U.S. District Court, Central District of California (Case Nos. CV-02-4555NM and CV-02-4553RMT) for violations of the antifraud and books and records provisions of the securities laws. The complaint relates to the financial statements for various transactions during fiscal years 1996 through 1999. Without admitting or denying the allegations in the complaint, the company as well as the former officers settled the case. We consented to a permanent injunction against violations of specified sections of the securities laws, with no penalty imposed based on our financial condition. Mr. Kurtzman, our former CEO and director, consented to a permanent injunction against violations of specified sections of the securities laws, paid a $75,000 civil penalty and was permanently barred from serving as an officer or director of a public company. Mr. Veen, our former CFO, paid a $50,000 civil penalty and was suspended for five years from appearing or practicing before the SEC. Mr. Papazian, our former President, consented to a permanent injunction against violations of specified sections of the securities laws and paid a $25,000 civil penalty.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders in the fourth quarter of fiscal 2005.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

From May 21, 1991, to July 21, 1999, our common stock was listed on the NASDAQ National Stock Market. In July 1999 the shares were de-listed from the NASDAQ National Market as a result of our failure to meet the minimum $1.00 bid price and other requirements. On February 1, 2001, our shares were listed on the OTC Bulletin Board under the symbol "AURA". In July 2005, following the filing of our Chapter 11 proceeding, our common stock ceased to be quoted on the OTC Bulletin Board. Since such time our common stock has been traded on the over-the-counter market under the symbol “AUSI”.

Set forth below are high and low bid prices for our common stock for each quarterly period in the two most recent fiscal years. Such quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not necessarily represent actual transactions in the common stock. We had approximately 9,173 stockholders of record as of May 31, 2005.

Period	High	Low
Fiscal 2004
First Quarter ended May 31, 2003	$0.104	$0.057
Second Quarter ended August 31, 2003	$0.070	$0.032
Third Quarter ended November 30, 2003	$0.130	$0.055
Fourth Quarter ended February 28, 2004	$0.109	$0.052

Period	High	Low
Fiscal 2005
First Quarter ended May 31, 2004	$0.067	$0.026
Second Quarter ended August 31, 2004	$0.055	$0.03
Third Quarter ended November 30, 2004	$0.07	$0.035
Fourth Quarter ended February 28, 2005	$0.041	$0.027

On June 30, 2005, the reported closing sales price for our common stock was $0.036.

Dividend Policy

We have not paid any dividends on our common stock and we do not anticipate paying any dividends on our common stock in the foreseeable future. During fiscal 2004 we issued shares of Series A Convertible Redeemable Preferred Stock and in fiscal 2005 we issued Series B Preferred Stock. Under the terms of the preferred shares we could not pay dividends on our common stock until dividends had been paid on the preferred shares. Effective with the implementation of our Chapter 11 reorganization plan in January 2006 all of the outstanding shares of Series A Preferred Stock and Series B Preferred Stock were converted into common stock.

Sales of Unregistered Securities

We did not conduct any offerings of equity securities during the fourth quarter of fiscal 2005 that were not registered under the Securities Act of 1933 other than the private placement of securities as part of the 2004 Recapitalization described in Item 7, “Management’s Discussion and Analysis of Results of Operations - Liquidity.” All of the sales of unregistered securities were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 as these offerings were a private placement to a limited number of accredited investors without public solicitation or advertising.

Repurchases of Equity Securities

We did not repurchase any shares of our common stock during the fourth quarter of fiscal 2005.

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information as of February 28, 2005

Number of Securities
		Weighted-average	Remaining Available for
	Number of Securities to	Exercise Price of	Future Issuance Under Equity
	be Issued Upon Exercise	Outstanding	Compensation Plans
	of Outstanding Options,	Options, Warrants	(Excluding Securities Reflected in
Plan Category	Warrants and Rights	and Rights	Column (a))

Equity compensation plans approved by security holders	53,698,727	$0.05-2.30	-
Equity compensation plans not approved by security holders	—	—	—
Total	53,698,727	$0.05-2.30	-

ITEM 6. SELECTED FINANCIAL DATA

The following Selected Financial Data has been taken or derived from our audited consolidated financial statements and should be read in conjunction with and is qualified in its entirety by the full-consolidated financial statements, related notes and other information included elsewhere herein.

AURA SYSTEMS, INC. AND SUBSIDIARIES

	February 28, 2005	February 29, 2004	February 28, 2003	February 28, 2002	February 28, 2001
Net revenues	$2,525,431	$1,864,325	$1,103,770	$3,116,295	$2,512,508
Cost of goods sold	$1,573,116	$934,769	$571,099	$1,480,736	$1,216,637
Inventory write down	$2,088,703	$550,968	$-	$1,510,871	$-
Gross profit (loss)	$(1,136,388)	$378,588	$532,671	$124,688	$1,295,871
Expenses:
Engineering, research & development	$2,482,678	$2,135,061	$3,956,886	$9,224,376	$8,762,793
Selling, general and administrative	$6,886,542	$7,191,925	$7,374,961	$10,006,844	$12,695,833
Class action litigation & other legal settlements	$2,765,192	$-	$233,259	$(2,750,000)	$1,512,769
Adjustment to accounts payable	$-	$-	$-	$(651,685)	$(1,046,324)
Impairment losses on long-lived assets	$544,510	$2,000,398	$2,300,000	$7,661,559	$-
Severance expense	$-	$-	$241,243	$1,080,525	$-

Total expenses	$12,678,912	$11,327,384	$14,106,349	$27,571,619	$21,925,071

Loss from operations	$(13,815,300)	$(10,948,796)	$(13,573,678)	$(24,446,931)	$(20,629,200)
Other (income) and expense:
Impairment of investments	$286,061	$500,000	$818,019	$1,433,835	$240,000
Loss on sale of minority interest in Aura Realty	$-	$231,000	$626,676	$-	$-
(Gain) loss on sale of investments	$-	$(201,061)	$-	$-	$-
Interest expense	$18,965,852	$2,409,732	$2,656,592	$2,495,551	$2,263,916
Other	$(166,345)	$129,337	$(362,096)	$(535,179)	$(446,399)
Change in derivative liability	$(4,622,235)	$-	$-	$-	$-
Provision (benefit) for taxes	$-	$-	$-	$(1,549,882)	$(2,203,145)
Minority interest	$(3,970)	$(365,514)	$14,018	$-	$-
Gain on extinguishment of debt obligations, net of income taxes	$-	$67,415	$1,186,014	$1,889,540	$-
Preferred stock dividend	$525,377	$-	$-	$-	$-

Net loss	$(28,800,040)	$(13,584,875)	$(16,140,873)	$(24,936,895)	$(20,929,971)

Net loss per common share	$(0.06)	$(0.03)	$(0.05)	$(0.08)	$(0.08)

Weighted average number of common shares	435,294,451	430,923,150	415,863,637	327,587,590	261,568,346

Cash/cash equivalents	$61,376	$83,200	$163,693	$1,143,396	$1,265,912
Working capital	$(34,338,147)	$(14,011,245)	$(15,626,271)	$(2,512,553)	$(5,105,345)
Total assets	$13,305,777	$17,760,733	$23,767,866	$28,761,990	$45,278,043
Total debt	$36,535,119	$15,545,829	$13,345,378	$10,895,466	$38,485,108
Net stockholders' equity (deficit)	$(22,883,233)	$(3,614,425)	$4,712,176	$12,652,733	$2,045,035

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes many forward-looking statements. For cautions about relying on such forward looking statements, please refer to the section entitled “Forward Looking Statements” at the beginning of this report immediately prior to “Item 1”.

Overview

We design, assemble and sell the AuraGen®, our patented mobile power generator that uses the engine of a vehicle to generate power. The AuraGen® delivers on-location, plug-in electricity for any end use, including industrial, commercial, recreational and military applications. We began commercializing the AuraGen® in late 1999. To date, AuraGen® units have been sold to more than 500 customers in numerous industries, including recreational, utilities, telecommunications, emergency/rescue, public works, catering, oil and gas, transportation, government and the military.

We were founded in 1987 and, until 1992, primarily engaged in supplying defense technology to classified military programs. In 1992 we transitioned to being primarily a supplier of consumer and industrial products and services using our technology. In 1994, we founded NewCom, Inc., which sold and distributed computer communications and sound products such as CD-ROMs and sound cards. In 1997, we acquired MYS Corporation of Japan, a manufacturer of speaker systems. NewCom ceased operations in 1999 and we experienced severe financial hardship from this and other causes. In fiscal 2000, we sold MYS, our business divisions providing sound products, and other assets, restructured substantial indebtedness and concentrated our focus on the AuraGen® product. Since fiscal 2002 sales and support of the AuraGen® have provided substantially all of our operating revenues.

We have not yet achieved a level AuraGen® sales sufficient to generate positive cash flow. Accordingly, we have depended on repeated infusions of cash in order to maintain liquidity as we have sought to develop sales. During fiscal 2002 through fiscal 2004, we substantially reduced our internal staffing due to the slower-than-anticipated level of AuraGen® sales. We also suspended substantially all research and development activities. We continued to downscale our operations in fiscal 2005.

In September 2004, we entered into agreements with a group of investors and holders of secured debt in order to recapitalize the company. These agreements are referred to as the "2004 Recapitalization Transactions" or “2004 Recapitalization” and are described in more detail below under "Liquidity and Capital Resources - The 2004 Recapitalization Transactions". Completion of the 2004 Recapitalization Transactions was intended to provide us with a more stable financial condition by infusing new capital of up to $15 million through the sale of units comprising Series B Preferred Stock and common stock warrants, conversion of $3.5 million of secured debt into Series B Preferred Stock and warrants and extension of the maturity of the remaining $2.1 million of secured debt to August 2005, and the settlement of legal claims with former management. However, we continued to require further financing to remain solvent. Accordingly, subsequent to the end of fiscal 2005, in June 2005 we filed for protection under Chapter 11 of the U.S. Bankruptcy Code, and emerged on January 31, 2006 under a plan of reorganization.

Our financial statements included in this report have been prepared on the assumption that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, as a result of our losses from operations and default on certain of our obligations (see Note 2 and Note 9 to the Consolidated Financial Statements), there is substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from our possible inability to continue as a going concern.

Our ability to continue as a going concern is dependent upon the successful achievement of profitable operations and the ability to generate sufficient cash from operations and obtain financing sources to meet our obligations. There is no assurance that such efforts will be successful.

Our current level of sales reflects our efforts to introduce a new product into the marketplace. Many purchases of the product are being made for evaluation purposes. We seek to achieve profitable operations by obtaining market acceptance of the AuraGen® as a competitive - if not superior - product providing mobile power, thereby causing sales to increase dramatically to levels which support a profitable operation. There can be no assurance that this success will be achieved.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial conditions and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements requires management to make estimates and disclosures on the date of the financial statements. On an on-going basis, we evaluate our estimates, including, but not limited to, those related to revenue recognition. We use authoritative pronouncements, historical experience and other assumptions as the basis for making judgments. Actual results could differ from those estimates. We believe that the following critical accounting policies affect our more significant judgments and estimates in the preparation of our consolidated financial statements.

Revenue Recognition

We are required to make judgments based on historical experience and future expectations, as to the reliability of shipments made to our customers. These judgments are required to assess the propriety of the recognition of revenue based on Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition," and related guidance. Because sales are currently in limited volume and many sales are for evaluative purposes, we have not booked a general reserve for returns. We will consider an appropriate level of reserve for product returns when our sales increase to commercial levels.

Inventory Valuation and Classification

Inventories consist primarily of components and completed units for our AuraGen® product. Inventories are valued at the lower of cost (first-in, first-out) or market. Provision is made for estimated amounts of current inventories that will ultimately become obsolete due to changes in the product itself or vehicle engine types that go out of production. Due to continuing lower than projected sales, we are holding inventories in excess of what it expects to sell in the next fiscal year. The net inventories which are not expected to be realized within a 12-month period based on current sales forecasts have been reclassified as long term. Management believes that existing inventories can, and will, be sold in the future without significant costs to upgrade it to current models and that the valuation of the inventories, classified both as current and long-term assets, accurately reflects the realizable values of these assets. The AuraGen® product being sold currently is not technologically different from those in inventory. Existing finished goods inventories can be upgraded to the current model with only a small amount of materials and manpower. We make these assessments based on the following factors: i) existing orders, ii) age of the inventory, iii) historical experience and iv) our expectations as to future sales. If expected sales volumes do not materialize or if significant discounts from current pricing levels are granted to generate sales, there would be a material impact on our financial statements.

Valuation of Long-Lived Assets

Long-lived assets, consisting primarily of property and equipment, and patents and trademarks, comprise a significant portion of our total assets. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying values may not be recoverable. Recoverability of assets is measured by a comparison of the carrying value of an asset to the future net cash flows expected to be generated by those assets. Net cash flows are estimated based on expectations as to the realizability of the asset. Factors that could trigger a review include significant changes in the manner of an asset's use or our overall strategy.

Specific asset categories are treated as follows:

Accounts Receivable: We record an allowance for doubtful accounts based on management's expectation of collectibility of current and past due accounts receivable.

Property, Plant and Equipment: We depreciate our property and equipment over various useful lives ranging from five to ten years. Adjustments are made as warranted when market conditions and values indicate that the current value of an asset is less than its net book value.

Long-Term Investments: As we do not hold a sufficient interest in our investments to exercise significant influence and the fair market value of the investments are not readily determinable, long-term investments have been accounted for under the cost method. Management reviews financial and other available information pertaining to such investments to determine if and when a decline, other than temporary, in the value of any investment has occurred and an adjustment is warranted.

Patents and trademarks: As our business depends on using new technology to create new products, impairments in patents can be triggered by changed expectations regarding the foreseeable commercial production of products underlying such patents.

When we determine that an asset is impaired, it measures any such impairment by discounting an asset's realizable value to the present using a discount rate appropriate to the perceived risk in realizing such value. When we determine that an impaired asset has no foreseeable realizable value, it writes such asset down to zero.

Results of Operations

Our fiscal 2005 net loss was $28.8 million, of which $17.8 million of that loss related to non-cash charges for depreciation, amortization, asset impairments and beneficial conversion of certain debt instruments. In fiscal 2004, the net loss was $13.6 million and the similar non-cash charges were $7.0 million. In fiscal 2003, the net loss was $16.1 million and similar non-cash charges were $5.6 million. Net operating revenues and gross profit were $2.5 million and $(1.1) million, respectively, in fiscal 2005, $1.9 million and $0.4 million, respectively, in fiscal 2004 and $1.1 million and $0.5 million, respectively, in fiscal 2003.

Revenues

Net revenues in fiscal 2005 increased $661,106 to $2,525,431 from $1,864,325 in fiscal 2004, an increase of 35%. This was due primarily to a contract with a supplier of vehicles for the government.

Net revenues in fiscal 2004 increased $760,555 to $1,864,325 from $1,103,770 in fiscal 2003, an increase of 69% due primarily to expanding direct sales to U.S. military and governmental entities.

Cost of Goods

Cost of goods sold in fiscal 2005 increased $634,347 to $1,573,116 from $934,769 in fiscal 2004. As a percentage of net revenues, cost of goods sold was 62.4% in fiscal 2005 compared to 50.1% in fiscal 2004. This was a result of the mix of products sold.

Cost of goods increased to $0.9 million in fiscal 2004 from $0.6 million in fiscal 2003. As a percentage of costs of net revenues, cost of goods sold was 50.1% in fiscal 2004 compared to 51.7% in fiscal 2003.

Engineering, Research and Development

Engineering, research and development increased $347,607 to $2,482,668 in fiscal 2005 from $2,135,061 in fiscal 2004. The increase is primarily attributable to engineering expense related to a government contract. As a percentage of net revenues, engineering, research and development was 98.3% in fiscal 2005 compared to 114.5% in fiscal 2004. Research and development activities were negligible in fiscal 2005 and 2004 ($0.4 million in fiscal 2003) as we significantly reduced our research activities due to our financial condition. Engineering, research and development expense for fiscal 2004 of $2.1 million represents a 46% decrease from $3.5 million in fiscal 2003. The full year impact of cost control efforts taken during fiscal 2003 and continued in fiscal 2004, most significantly a reduction in engineering headcount, produced the majority of the expense reductions in fiscal 2004. As a percentage of net revenues, engineering, research and development was 114.5% in fiscal 2004 compared to 358.5% in fiscal 2003.

Selling, General and Administrative

Selling, general and administrative expenses ("SG&A") declined $1,130,383 (15.7%) to $6,061,542 in fiscal 2005 from $7,191,925 in fiscal 2004. As a percentage of net revenues, SG&A was 240% in fiscal 2005 compared to 385.7% in fiscal 2004. The decrease is primarily attributable to our ongoing cost cutting efforts and personnel reduction.

Selling, general and administrative expenses declined 3% from fiscal 2003 to $7.2 million in fiscal 2004, from $7.4 million in fiscal 2003. The full year impact of cost control efforts taken during fiscal 2003 and continued in fiscal 2004, primarily staffing reductions, were substantially offset by a $2.1 million write off of a long-term note receivable that stopped performing during fiscal 2004 (see Note 6 in the Consolidated Financial Statements). As a percentage of net revenues, SG&A was 385.7% in fiscal 2004 compared to 668.2% in fiscal 2003.

Legal Settlements

Legal settlements of $2,765,192 were recorded in fiscal 2005 primarily as a result of the settlement of litigation against us and certain of our officers by members of our former management and others as part of the 2004 Recapitalization. Approximately $1.5 million of this expense arose from valuations of the warrants, options and Series B units issued as part of the settlement. There was no comparable expense is fiscal 2004. See “Liquidity and Capital Resources” below for further information regarding the terms of the settlement.

Asset Impairment

During fiscal 2005 we recorded an asset impairment charge of $544,510 for the book value of our patents due to continued low sales.

During fiscal 2004, we recorded an asset impairment charge of $2.0 million with regard to the book value of certain of our patents and trademarks related to products which were not related to our core business where we could not justify that value based on our projections of revenues or cash flows during their remaining lives.

During fiscal 2003, in connection with our efforts to sell our headquarters, we recorded a $2.3 million asset impairment charge to reflect a realizable value for assets held for sale less than net book value.

Severance Expense

We did not incur any severance expense during fiscal 2005 or 2004. Severance expense of $0.2 million incurred in fiscal 2003 was principally due to the termination of the employment of Mr. Joshua Hauser, a former officer.

Non-Operating Income and Expenses

We incurred $0.3 million, $0.5 million and $.8 million of asset impairment charges in fiscal 2005, fiscal 2004 and fiscal 2003, respectively, primarily due to a decline in the value of non-core long-term investments.

During fiscal 2003, we realized a $0.6 million loss on a minority interest in our Aura Realty subsidiary. During fiscal 2004, we recorded an additional loss of $0.2 million to account for the issuance of additional warrants to the purchasers of this minority interest due to our failure to register certain shares for resale and (see Item 7 - Liquidity and Capital Resources and Note 4 to the Consolidated Financial Statements).

Interest expense increased to $19 million in fiscal 2005 from $2.4 million in fiscal 2004. Interest expense in 2005 consisted primarily of approximately $19.2 million in charges attributable to a beneficial conversion feature of convertible notes, and warrants issued as part of the global settlement arising from the settlement of litigation.

Interest expense decreased to $2.4 million in fiscal 2004 from $2.7 million in fiscal 2003. Interest expense in each of these periods included non-cash charges of $1.3 million and $1.5 million in fiscal 2004 and fiscal 2003, respectively attributable to a beneficial conversion feature of convertible notes.

Other income/expense, net was an expense of $0.17 million in fiscal 2005 and $0.1 million in fiscal 2004 compared to income of $0.4 million in fiscal 2003.

We realized extraordinary gains of approximately $0.02 million in fiscal 2005, $0.1 million in fiscal 2004 and $1.2 million in fiscal 2003 from the forgiveness of debt by certain of our creditors.

Liquidity and Capital Resources

The cash flow generated from our operations has not been sufficient to fund our working capital needs. In the past, in order to maintain liquidity we have relied upon external sources of financing, principally equity financing and private indebtedness.

During fiscal 2005 we continued to experience acute liquidity challenges. At February 28, 2005, we had cash of approximately $61,000 as compared to a cash level of approximately $83,000 at February 29, 2004, and a working capital deficit of approximately $34 million as compared to a deficit of approximately $14 million at the end of the prior fiscal year.

During fiscal 2005, we continued to rely on third party funding to cover our cash shortfalls and to provide funding to cure the defaults under the mortgage on our headquarters facility. Principal sources of liquidity during this time were secured funding from private lenders and the sale of Series B Preferred Stock in connection with the 2004 Recapitalization Transactions. These transactions are described below.

Due to our acute liquidity challenges, we defaulted in making payments when due under many of our financial obligations (see Note 10 in the Consolidated Financial Statements). These conditions raised substantial doubt as to our ability to continue as a going concern as of the end of fiscal 2005. In June 2005 we filed for protection under Chapter 11 of the U.S. Bankruptcy Code.

At February 28, 2005, we had accounts receivable, net of allowance for doubtful accounts, of approximately $637,000 and approximately $682,000 February 29, 2004. Our collections tend to average 60 - 90 days from invoice due to the nature of our significant customers. There was no spending for property and equipment in fiscal 2005 and less than $0.1 million in each of fiscal 2004 and fiscal 2003.

Debt repayments of $0.1 were made in fiscal 2005 as compared to $0.3 million in fiscal 2004 and $1.0 million in fiscal 2003.

Principal Capital Transactions During Fiscal 2004

Series A Preferred Stock

In March 2003, we designated 1,500,000 shares of our authorized preferred stock as Series A Convertible Redeemable Preferred Stock (the "Series A Preferred"). Each share of Series A Preferred has a par value of $0.005, a liquidation preference of $10.00 plus accrued unpaid dividends and is convertible into common stock at $0.080 per share, based on the liquidation preference. Dividends accrue on each share at the rate of 5% of the liquidation preference per annum. We may call the Series A Preferred for redemption on or after March 31, 2004 subject to certain conditions. As of February 29, 2004, and February 28, 2005, 591,110 shares of Series A Preferred were outstanding, issued in fiscal 2004 as follows:

•	We exchanged approximately $2.5 million principal amount of our notes plus accrued interest, into an aggregate of 534,020 shares of Series A Preferred.

•	We issued 57,090 shares of Series A Preferred in a private placement for net cash proceeds of $259,500.

Intercreditor Secured Debt

In fiscal 2004 and 2005 we received approximately $6.94 million of interim funding from Koyah Leverage Partners, LLP, Koyah Partners, LP, certain affiliated and non-affiliated parties to meet our immediate cash needs. These amounts were evidenced by secured notes originally payable on June 15, 2004 (the "Secured Notes"). The Secured Notes bear interest at 10% per annum and were convertible at the option of the holder into new debt or equity securities at of the Company at a 20% discount to the best terms by which such new debt or equity is sold to any new investor. Repayment of the Secured Notes is secured by substantially all the assets of the company (with limited exceptions). Pursuant to the 2004 Recapitalization Transactions, the maturity of such notes was extended to June 30, 2005, the conversion discount / prepayment premium was eliminated, and a portion of such notes (initially $3.0 million of principal and interest) were converted into Series B Preferred Stock.

In connection with the foregoing financing, primarily as inducements to the lender to continue to provide interim funding, we agreed to issue warrants to purchase an aggregate of 3,200,000 shares of common stock at a price per share of $0.11, exercisable through January 7, 2011, and additional warrants (with a net exercise feature) to purchase an aggregate of 10,209,878 shares of common stock at a price per share of $0.024.

Capital Transactions Subsequent to Fiscal 2004

The 2004 Recapitalization Transactions

In September 2004, we entered into agreements with a group of investors and holders of secured debt in order to recapitalize the company. These agreements are referred to as the "2004 Recapitalization Transactions" and are described in more detail below. Completion of the 2004 Recapitalization Transactions was intended to provide us with a more stable financial condition by infusing new capital of up to $15 million, payable in installments over an eight month period through the sale of units comprising Series B Preferred Stock and common stock warrants, conversion of $3.5 million of secured debt into Series B Preferred Stock and warrants and extension of the maturity of the remaining $2.1 million of secured debt to August 2005, and the settlement of legal claims with former management. However, even with the completion of the 2004 Recapitalization Transactions in September 2004, we were dependent on future subscription payments from investors and we continued to require forbearance of several creditors and the resolution of the transactions related to the proposed sale of our real estate facilities to a third party. See “Sale of the Headquarters Facility” below for information relating to the sale of our real estate facilities. Completion of the 2004 Recapitalization Transactions substantially diluted the interests of existing stockholders, reducing by more one-half their proportional ownership interest.

Issuance and Terms of Series B Preferred Stock. Each of the components of the 2004 Recapitalization Transactions involved issuance of Series B Preferred Stock. To consummate the 2004 Recapitalization Transactions, our Board of Directors designated 5,000,000 shares of our authorized preferred stock as Series B Cumulative Convertible Preferred Stock. Each share of Series B Preferred has a par value of $0.005, a liquidation preference of $0.02 per share plus accrued unpaid dividends and is convertible into common stock at $0.02 per share. Dividends accrue on each share at the rate of 8% of the liquidation preference per annum. The Series B Preferred Stock ranks senior to our common stock and Series A Preferred Stock in respect of payment of dividends and distributions upon liquidation. The conversion price is subject to adjustment to the lowest price at which in the future we sell shares of common stock, with limited exceptions. We have the right to force conversion of the Series B Preferred Stock into common stock upon the satisfaction of a number of conditions, including our common stock trading at a price in excess of $0.10 for 20 consecutive trading days. The Series B Preferred Stock has class voting rights to elect four directors and to approve certain corporate transactions, including the issuance of any shares of preferred stock on parity with or senior to the Series B Preferred Stock. The Series B Preferred Stock cannot be converted into common shares unless and until the shareholders approve an increase in the number of authorized common shares. As part of the 2004 Recapitalization Transactions, we committed to seek such shareholder approval as soon as possible.

The Series B Placement. As part of the 2004 Recapitalization Transactions, in September 2004 we consummated the sale of units in a private placement (‘Series B Placement”) consisting of Series B Preferred Stock and warrants, for a total subscription price equal to the liquidation value of the Series B Preferred Stock. Each unit included warrants to purchase common stock in an amount equal to the 25% of the number of shares of common stock obtainable upon conversion of the associated Series B Preferred Stock, at a price per share of $0.02, exercisable for seven years. Thus, for an investment of $100,000, an investor received shares of Series B Preferred Stock with a liquidation preference of $100,000, convertible into 5,000,000 shares of common stock, and warrants to purchase an additional 1,250,000 shares of common stock at $0.02 per share. The purchasers of the units agreed to pay a portion of the purchase price in the form of unsecured personal promissory notes bearing interest at 8% and payable with a term up to nine months. We received total commitments to purchase approximately $8.5 million of units, exclusive of conversion of Secured Notes, of which $1 million was payable through conversion of debt. As of February 28, 2005 $4.6 million was advanced as cash to us to be applied to the placement, and $3.9 million remained outstanding as a subscription receivable. Because the fair market value of the promissory notes was deemed to be substantially less than their face value, and because a portion of the subscription price was assigned to the included warrants, for accounting purposes the Series B Preferred Stock was deemed sold at a substantial discount to its liquidation preference, and therefore our capital account was not increased by the full liquidation preference of the offering.

The Conversion of Intercreditor Secured Debt to Equity. Concurrent with the Series B Placement described above, the holders of the Secured Notes (with a balance, including accrued interest of approximately $8.1 million as of September 15, 2004) agreed to convert $2.5 million of Secured Notes into shares of Series B Preferred Stock and warrants, on the same terms as the cash investors. To the extent we raised additional capital funding and met other specified conditions, such holders agreed to convert an additional amount of Secured Notes equal to the amount of such new excess capital funding obtained. Our agreement with the holders of the Secured Notes also extended the due dates of the remaining Secured Notes to August 2005 and gave holders of the Secured Notes the right to convert all or a portion of the Secured Notes at any time on the foregoing terms, terminates any other rights they hold to convert the Secured Notes into new securities sold by us, and permitted us to prepay the remaining Secured Notes at any time without premium. In fiscal 2005 we recorded approximately $7.45 million of interest expense related to the beneficial conversion feature and warrants to be issued upon conversion of the Secured Notes. See Note 13 to our Consolidated Financial Statements.

The Litigation Settlement. As a precondition to obtaining new funding, we negotiated a litigation settlement with former officers Zvi (Harry) Kurtzman, Cipora Lavut Kurtzman, Arthur Schwartz and Steven Veen, and Yair Ben Moshe and David Maimon, all of whom are collectively referred to as the "Aries Group". The settlement contained mutual general releases, mutual covenants not to sue and terminated the litigation against the company and members of our management. Pursuant to the settlement, we agreed (i) to pay members of the Aries Group an aggregate of $801,509 in 16 monthly installments (which total payments would be reduced to $726,508 if we timely paid all installments), subject to acceleration if certain additional capital raising targets were met and subject to the option to convert unpaid amounts into units of the Series B Placement, (ii) to reinstate approximately 14 million options and warrants previously issued to members of the Aries Group with exercise prices not less $0.31 per share of common stock, (iii) to issue to members of the Aries Group new ten-year warrants to purchase an aggregate of 34,500,000 shares of common stock exercisable at a price of $0.07 per share, (iv) to issue to members of the Aries Group 6,208,048 shares of our common stock and (v) to issue to members of the Aries Group shares of Series B Preferred Stock with an aggregate liquidation preference of $458,583 and approximately 5.7 million seven-year warrants exercisable at a price of $0.02, consistent with the Series B Placement. Certain members of the Aries Group also participated in the Series B placement. A failure by us to pay amounts due or issue shares or warrants as provided by the settlement would terminate the Aries Group's requirement to fund its Series B placement commitment. Conversely, a failure of the Aries Group to pay amounts due pursuant to its Series B placement commitment would waive our requirement to pay amounts due under the settlement unless and until such payments are made.

Management Changes. In connection with the 2004 Recapitalization Transactions, Neal Meehan agreed to resign from his position as Chief Executive Officer. In addition, Messrs. Albert, Diamant and Harrington agreed to resign from our Board of Directors effective with initial funding of the 2004 Series B Placement in September 2004. The new board members selected by the Series B Preferred Stock investors were Raymond Yu, Dr. Fred Balister and Izar Fernbach. Mr. Meehan continued as the fourth board member to be elected by the holders of the Series B Preferred Stock.

Events Subsequent to Consummation of the September 2004 Recapitalization Transactions

The Sale of the Headquarters Facility. In May 2004, the company, Aura Realty and the minority shareholders in Aura Realty, which included the Aries Group (the “Realty Minority Shareholders”) agreed to a sale of our headquarters facility to a buyer (the “Real Estate Buyer”) controlled by Yair Ben-Moshe and David Maimon (the “May 2004 Agreements”). The May 2004 Agreements were intended to terminate a Sale and Leaseback Agreement we entered into in December 2002 with the Realty Minority Shareholders, which included Zvi Kurtzman and other former members of our management. In June 2004 the Realty Minority Shareholders sent notice to the company that we had defaulted on the agreement as that pertained to the settlement with the Realty Minority Shareholders and terminated the agreement. In August 2004, Noy Hayun, one of the members of the Realty Minority Shareholders, filed a lawsuit against us seeking full payment of the $1.0 million note held by the Realty Minority Shareholders issued by us in December, 2002, in connection with an earlier proposed sale-leaseback transaction between us and the Realty Minority Shareholders. We have recorded the full amount of this note and related accrued interest on our financial statements at February 28, 2005.

Through December 31, 2004, Messrs. Ben-Moshe and Maimon advanced us $0.45 million, which was principally used, together with other funds provided by the Company, to cure all existing defaults with the mortgagor as of May 2004 and bring the note current. Such payment was to be applied to the purchase price and, in the event closing of such sale did not occur, would be deemed to be an unsecured loan to us bearing interest at 10% per annum and payable in 24 equal monthly payments, and convertible, at the option of the holder, into Series B Preferred Stock. Also advanced to us by Messrs. Ben-Moshe and Maimon was $0.8 million which was then used to off-set the $.67 million security deposit and the remainder applied to the building repairs and recorded on the Aura Reality balance sheet as a vendor advance and off-set to deposits respectively.

The sales price of the property was $7.8 million, of which approximately $5.0 million would be used to repay the existing mortgage, $1.6 million was to be paid to the Realty Minority Shareholders, and $0.8 million would be credited to the Real Estate Buyer for deposits. In addition to the subject real estate, the Real Estate Buyer received 220,000 units of the Series B Placement and ten-year warrants to purchase 15,000,000 shares of the Company’s common stock at an exercise price of $0.07. At closing of the sale, we were to lease back a portion of the premises (the warehouse and the first floor of the office building) for a period of four years at a monthly rent of $56,000, triple net. Also at closing, (i) the Realty Minority Shareholders were to cancel the existing $1.0 million note issued by us on December 1, 2002, and receive from us a new note in the amount of $0.25 million, bearing interest at 12.3% and payable over 24 months, (ii) a note receivable with a balance due of approximately $2.0 million as of July 30, 2004, which had been assigned to the Realty Minority Shareholders, would be reassigned to the Real Estate Buyer, and (iii) the Realty Minority Shareholders would receive shares of Series B Preferred Stock with a liquidation preference of $0.15 million. We were obligated to pay the Realty Minority Shareholders $40,582 per month for continued use of the facility pending closing of the sale. Upon closing of the transactions described above, the Realty Minority Shareholders would release any further claims they have related to Aura Realty and the December 1, 2002 Sale/Leaseback Agreement.

By January 31, 2005, the Real Estate Buyer, controlled by Yair Ben Moshe and David Maimon, failed to close the real estate purchase transaction. In February 2005, Yair Ben Moshe, David Maimon, an entity controlled by Terry Turner an investor, and Izar Fernbach failed to provide their funding obligations under the Series B Placement. We subsequently filed a suit against Yair Ben Moshe and David Maimon to enforce their Series B Placement subscription obligations and they in turn filed countersuits against us and other investors claiming damages from the failed real estate transaction. On April 20, 2005 we received a notice of default from the Aries Group on the cash settlement portion of the 2004 Recapitalization Transactions due to our failure to make certain required payments. The failure by Yair Ben Moshe and David Maimon to pay the Series B placement subscription price when required by the terms of their promissory notes caused severe financial pressure on us that triggered numerous payment demands which we were unable to meet.

Chapter 11 Reorganization. Accordingly, on June 24, 2005, we filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court, Central District of California, (Case Number LA 05-24550-SB). We secured a Debtor in Possession (“DIP”) loan from Blue Collar Films LLC for one million dollars and secured an additional $1.2 million DIP loan from AGP Lender LLC. In addition a group of individual investors provided an additional $1.16 million in DIP financing. We submitted a reorganization plan (“Plan”) that was approved by the court and voted and approved by the DIP lenders, the secured creditors, the unsecured creditors, the shareholders and the new money investors. The Plan became effective on January 31, 2006 (the “Effective Date”). Under the Plan (i) the secured creditor retained $2.5 million in a secured note payable over 48 months at 7% annual interest with the first payment starting 12 months after the reorganization, which continued to be secured by a lien on substantially all of our assets, (ii) the Series B Preferred Stock holders received new common shares calculated by dividing the total cash invested in the Series B Placement by $3.37, (iii) the Series A Preferred Stock holders converted each 1.8 shares of Series A Preferred Stock into one new common share, (iv) the common shareholders converted each 338 of their shares into one new share, (v) the DIP lenders converted their loans into approximately 6.07 million new shares of common stock, and (vi) all the unsecured creditors received new shares of common stock valued at one share per $1.75 of unsecured debt. An additional 5.89 million shares of common stock were issued for the new money and reorganization related fees. Warrants to purchase a total of approximately 3,807,319 shares of common stock were issued under the Plan to the new money investors, the DIP Lenders, holders of unsecured claims, holders of Series A and Series B Preferred Stock and the Aries Group. These warrants entitled the warrant holder to purchase Common Stock at a price of $3.00 per share during the first 12 months following the Effective Date, $3.50 per share during the second 12 months following the Effective Date, and $4.00 per share thereafter. In addition, warrants to purchase a total of 259,900 shares of common stock were issued under the Plan to the holders of the Secured Notes, entitling the warrant holder to purchase common stock at a price of $2.00 per share during the first 12 months following the Effective Date, $2.50 per share during the second 12 months following the Effective Date, and $3.00 per share thereafter. The Plan also provided for the reservation by the Company of warrants for 500,000 shares for the Company’s management and 500,000 shares for the Company’s Board of Directors.

All of the outstanding litigation and disputes were settled during the bankruptcy. The real estate was sold to an unrelated third party in December 2005 and all disputes regarding the real estate were settled. We emerged from the Chapter 11 effective January 31, 2006.

Contractual Obligations

The table below describes the Company’s future contractual obligations, including items not included in the consolidated balance sheet, as of February 28, 2005:

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long Term Debt	$0	$0	$0	$0	$0
Capital lease obligations	$0	$0	$0	$0	$0
Operating leases (a)	$6,498,000	$820,800	$2,462,400	$2,462,400	$752,400
Minimum license commitment	$0	$0	$0	$0	$0
Fixed asset and inventory purchase commitments	$0	$0	$0	$0	$0

Total contractual cash obligations	$6,498,000	$820,800	$2,462,400	$2,462,400	$752,400

(a) Consists of the lease on our facilities

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various market risks, including changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices. We consider our exposure to market risks to be immaterial. Historically, we have not entered into derivative financial instrument transactions to manage or reduce market risk or for speculative purposes. Our long term debt obligations all bear interest at fixed rates and, therefore, have no exposure to interest rate fluctuations. Our risk related to foreign currency fluctuations is not material at this time, as any accounts we have in foreign denominations are not in themselves material.

As we anticipate needing to use the cash we held at year end within a short period, we have invested it in money market accounts, and we do not expect that the amount of fluctuation in interest rates will expose us to any significant risk due to market fluctuation.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Consolidated Financial Statements at page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit, is recorded, processed, summarized and reported, within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures. Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures and have concluded, as of February 28, 2005, that they were not effective in view of our delinquent filing of this report.

As of February 28, 2005, we did not have adequate financial resources to engage our outside auditors and ensure the timely filing of this Form 10-K, as subsequently disclosed in Form 12b-25 filed with the SEC on May 26, 2005. In June 2005 we were forced to seek protection from creditors under Chapter 11 of the U.S. Bankruptcy Code.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended February 28, 2005, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

Directors and Officers

As of May 31, 2005, our Directors were Raymond Yu (Chairman), Billy Anders, Sandra Ferro and Yolanda Parker. Officers consisted of Mr. Yu, our CEO and President, and Ms. Sandra Ferro, our CFO and Joe Lam, Vice President. In June 2005 we filed for protection under Chapter 11 of the U.S. Bankruptcy Code, and emerged under a Plan of Reorganization effective January 31, 2006. Each of these individuals was replaced as of February 2006, in connection with the implementation of our Chapter 11 Bankruptcy Plan of Reorganization.

Following is information regarding our current officers and directors as of the date of filing this Report in March, 2008.

Melvin Gagerman - Mr. Gagerman has been the CEO and CFO of the Company since we emerged from Chapter 11 proceedings on January 31, 2006. He has many years of experience in all aspects of managing companies and a very strong background in accounting and finance. Mr. Gagerman was the President of Hollywood Trading Co., a distributor of novelty items, from 2000 until February 2006, when he became CEO of the Company. Prior to that Mr. Gagerman was the CEO of Surface Protection Industries from 1976 to 1977, where he successfully reorganized key management positions; established relationships with new distributors and upgraded manufacturing abilities, developed aggressive marketing programs to revitalize mature product lines and identified new market opportunities to increase sales and profits. From 1973 to 1975 Mr. Gagerman was the Chairman and CEO of Applause, where he successfully reorganized a world famous designer, manufacturer and distributor of licensed and generic stuffed toys which had sales of $137 million per year, 700 employees and losses of 12 million dollars a year. By aggressively altering product lines, adding new lines, cutting overhead, restructuring several key management positions, the company produced a $4.5 million profit within one year. Mr. Gagerman has also served as Managing Partner of Good, Gagerman & Berns, an accounting firm, National Audit Partner for Laventhol and Horwath and Audit Supervisor at Coopers and Lybrand.

Arthur J. Schwartz, PhD - Dr. Schwartz has been CTO and a director of the Company since it emerged from Chapter 11 proceedings on January 31, 2006. From 2002 to 2006 Dr. Schwartz was a principal in the business consulting firm Aries Group Ltd. Dr. Schwartz is one of the founders of the Company and was a member of Aura’s management from1987 until 2002 as Executive Vice President, CTO and director. Dr. Schwartz has been has been involved in all technical aspects of the Company and has been instrumental in many of our government programs. Prior to founding Aura, Dr. Schwartz worked at Hughes Aircraft Company as a senior scientist on classified programs. Dr. Schwartz has a Ph.D in Physics.

Dr. Maurice Zeitlin - Dr. Maurice Zeitlin has been a director of the Company since it emerged from Chapter 11 proceedings on January 31, 2006. Since 1985, Dr Zeitlin has been the President and owner of Maurice A. Zeitlin M.D., a Medical Corporation. He currently practices administrative medicine and is the medical director for several Los Angeles area hospitals. Dr. Zeitlin was a Major in the USAF from 1972 until 1974 He attended the University of Chicago and received his M.D in 1967.

Warren Breslow - Mr. Breslow has been a director and Chairman of the Audit Committee since it emerged from Chapter 11 bankruptcy proceedings on January 31, 2006. Mr. Breslow is the General Partner and Chief Financial Officer of Goldrich & Kest Industries (“G & K Industries”), a property management firm. He joined G & K Industries in 1972 as controller and assumed his current position as General Partner and Chief Financial Officer in 1974. As General Partner and Chief Financial Officer of G & K, Mr. Breslow oversees the financial aspects of G & K’s construction activity, as well as their management operations and information systems center. He is also past president and lifetime member of the board of directors of the Stephen S. Wise Temple, and supports numerous charitable and civic organizations. Prior to his association with Goldrich & Kest Industries, Mr. Breslow was a manager with the International Accounting firm of Laventhol & Horwath. He is a CPA and graduated from the Bernard Baruch School of Business Administration.

Salvador Diaz-Verson, Jr. is a director of the Company and has served in this capacity since June, 2007. He previously served as a director of the Company from 1997 to 2005. Mr. Diaz-Verson is the founder, Chairman and President of Diaz-Verson Capital Investments, Inc., an Investment Adviser registered with the SEC, where he has served since 1991. Mr. Diaz-Verson served as President and member of the Board of Directors of American Family Corporation (AFLCAC Inc.) a publicly held insurance holding company, from 1979 until 1991. Mr. Diaz-Verson also served as Executive Vice President and Chief Investment Officer of American Family Life Assurance Company, subsidiary of AFLAC Inc., from 1976 through 1991. He is currently a Director of the board of Miramar Securities, Clemente Capital Inc., Regions Bank of Georgia and The Philippine Strategic Investment Holding Limited. Since 1992, Mr. Diaz-Verson has also been a member of the Board of Trustees of the Christopher Columbus Fellowship Foundation, appointed by President George H.W. Bush in 1992, and re-appointed by President Clinton in early 2000. Mr. Diaz-Verson is a graduate of Florida State University.

Yedidia Cohen - Mr. Cohen has been employed by us since July, 2001, developing numerous magnetic applications, and has been our VP of Engineering since May, 2006. Prior to being appointed VP of Engineering he was the lead engineer on the AuraGen mechanical tasks. Mr. Cohen has extensive experience in designing and building highly reliable and durable weapon systems. He spent much of his professional carrier at Raphael (Weapon development and testing facility for the Israeli Army). In addition to his vast experience in weapon systems, Mr. Cohen worked for Electric Power Corporation in Haifa, Israel, where he specialized in conceptual design of power generation plane, thermodynamic calculations, design of boilers, pressure vessels and heat exchangers. In addition to his engineering skills Mr. Cohen has experience in building and managing teams of engineers working on complex tasks. Mr. Cohen has a M.S.E.E degree in Mechanical Engineering from the Technion in Haifa, Israel

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our officers and Directors, and beneficial owners of more than ten percent of the common stock, to file with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc. reports of ownership and changes in ownership of the common stock. Copies of such reports, or written representations that no reports were required, are required to be furnished us. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us during our fiscal year ended February 28, 2005, and Form 5 and amendments thereto furnished to us covering the 2005 fiscal year filed under Section 16(a) of the Securities Exchange Act of 1934, no person who was an officer or director or beneficial owner of more than 10% of our common stock failed to file on a timely basis, as disclosed in such Forms, the reports required by Section 16(a) of the Exchange Act during such fiscal year or prior fiscal years.

Code of Ethics

We have a Code of Ethics for all of our employees, including our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer. The purpose of the Code is to ensure that our business is conducted in a consistently legal and ethical matter. A copy of our Code of Ethics is included as an exhibit to this Annual Report on Form 10-K.

Audit Committee

The Audit Committee of our Board of Directors recommends selection of independent public accountants to our Board, reviews the scope and results of the year-end audit with management and the independent auditors, reviews our accounting principles and our system of internal accounting controls and reviews our annual and quarterly reports before filing with the SEC. As of March, 2008, the members of our Audit Committee were Mr. Warren Breslow, (Chairman), Maurice Zeitlin and Salvador Diaz-Verson. Our Board has determined that all members of the Audit Committee were independent directors under the rules of the SEC and the listing standards of NASDAQ. Our Board also determined that Mr. Breslow is an “audit committee financial expert” in accordance with applicable SEC regulations.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

The following table summarizes all compensation paid during the three fiscal years ended February 28, 2005, to the two individuals who served as our chief executive officer during fiscal 2005, and the other most highly compensated executive officer who earned more than $100,000 in salary and bonus during fiscal 2005 (together, the "Named Executive Officers"). Information is presented only for years in which an individual served as an officer of the Company.
		Annual Compensation		Long Term Compensation
Name and Principal Position	Fiscal Year ended February 28/29	Salary	Other Annual Compensation	Securities Underlying Options/SARs (3)		All Other Compensation
Raymond Yu (2)	2005	$88,462	-	-		-
CEO

Neal Meehan (2)	2005	$105,000	$0	10,000,000		$180,000	(6)
Chief Executive	2004	$176,148	$0	6,500,000		$25,990	(5)
Officer and President	2003	$105,000	$0	6,125,000	(4)	$45,584	(5)

Jacob Mail	2005	$191,539	$0	-		-
Senior Vice	2004	$164,285	$0	-		-
President-Operations	2003	$173,753	$0	-		-
and Chief Operating
Officer

(1) Mr. Yu was elected CEO, President and a director effective September 20, 2004.

(2) Mr. Meehan was elected Chairman, Chief Executive Officer and President effective July 2002. He resigned as President and CEO effective September 2004.

(3) Amounts indicated are number of options granted during the fiscal year.

(4) Excludes 264,100 unexpired option shares that were returned to the Company in fiscal 2004 for redistribution to other employees.

(5) Represents travel and living expenses away from home.

(6) Represents severance pay accrued in 2005, of which $90,000 was paid

No long-term incentive payments or restricted stock awards were granted to the above individuals during the three fiscal years ended February 28, 2005.

OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

The following table summarizes certain information regarding option grants to purchase common stock of the Company to the Named Executive Officers.

Individual Grants
Name	Number of Securities Underlying Options/ SARs Granted (#)	% of Total Options/ SARs Granted to Employees In Fiscal Year	Exercise Or Base Price ($/Sh)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation For Option Term*
					5% ($)	10% ($)

Neal Meehan	10,000,000	100%	$0.02	11/11	$205,600	$587,500
Jacob Mail	-
Raymond Yu	-

* Based on the average high and low reported prices of the Company's common stock on February 28, 2005.

The following table summarizes certain information regarding the number and value of all options to purchase common stock of the Company held by the Named Executive Officers as of February 28, 2005.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
AND FISCAL YEAR-END OPTION VALUES

Name	Shares Acquired On Exercise	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs At Fiscal Year End Exercisable/ Unexercisable	Value of Unexercised In-the-Money Options/SARs At Fiscal Year End($)* Exercisable/ Unexercisable

Raymond Yu	-	-	-	-
Neal Meehan	-	-	-	-
Jacob Mail	-	-	-	-

(*) Based on the closing price of our common stock on the last trading day of the fiscal year ended February 28, 2005.

No options were exercised by the above individuals during the fiscal year ended February 28, 2005.

Employment Contracts and Termination of Employment and Change in Control Agreements

We had employment agreements in effect in fiscal 2005 with respect to the following executive officers.

Sandra Ferro. On September 28, 2004, the Company entered into an Employment Agreement with Sandra Ferro (the “Ferro Agreement”), pursuant to which, effective October 21, 2004, Ms. Ferro became Chief Financial Officer of the Company. The Ferro Agreement provided (i) for Ms. Ferro’s starting annual salary of $120,000; and (ii) that if she were terminated by the Company without cause during the first two years of her employment, she would be entitled to receive a severance payment equal to 30 days’ salary. In addition, the Ferro Agreement provided that she would be granted options to purchase 1,000,000 shares of the Company’s Common Stock at an exercise price of $0.057 per share. Such options were to vest 50% on the first anniversary of her employment and 50% on the second anniversary.

Joe Lam. On October 18, 2004, the Company entered into an employment arrangement with Joe Lam, pursuant to which he became Vice President of the Company. Mr. Lam’s arrangement with the Company provided for a starting annual salary of $150,000. In addition, the arrangement provided that Mr Lam would be granted options to purchase 2,000,000 shares of the Company’s Common Stock at an exercise price of $0.061 per share. Such options were to vest 50% on the first anniversary of his employment and 50% on the second anniversary.

We had the following change in control or severance agreements with our executive officers in fiscal 2005:

•
Mr. Meehan had an employment agreement, established in February 2004, providing for a lump sum payment of one year's salary upon a termination of his employment for any reason other than his commission of a felony against the Company.

•	Mr. Mail has an employment contract providing for payment of three years' salary upon a termination of his employment without cause.

•
Under our employment agreement with Sandra Ferro, which was in effect as of October 21, 2004, she was entitled to a severance payment of one month’s salary if she was terminated without cause during the first two years of her employment.

Compensation of Directors

Directors are reimbursed for travel expenses incident to their service as a director but do not receive cash compensation.

In fiscal 2005, the Company's director compensation policy was to provide each new Director an initial membership grant of 500,000 stock options and each non-employee Director an annual grant of 500,000 stock options (550,000 for members of the Audit and Compensation Committees and 600,000 for the Chairperson of each committee), with the exercise price set at or above market as of the date of grant and all grants vesting six months plus one day from the date of grant. All grants under this policy are priced at or above the market price as of the date of grant.

Compensation Committee Interlocks and Insider Participation

During the fiscal year ended February 28, 2005, Salvador Diaz-Verson, Jr., Harry E. Soyster and Lawrence Diamant served on the Compensation Committee. None of the members of the Compensation Committee ever served as an employee of the Company. Decisions regarding compensation of executive officers for the fiscal year ended February 28, 2005 were made by the outside, disinterested Directors of the Board of Directors, after reviewing recommendations of the Compensation Committee and discussing the matter with the executive officer.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Common Stock

The following table sets forth, to the extent of our knowledge, certain information regarding our Common Stock owned as of December 31, 2007 (i) by each person who is the beneficial owner of more than five percent (5%) of our outstanding Common Stock, (ii) by each of our Directors and the Named Executive Officers, and (iii) by all Directors and executive officers as a group. The share amounts in the table have been adjusted to give effect to the 1:338 reverse stock split effected on January 31, 2006, as part of the Chapter 11 Plan of Reorganization:

Beneficial Owner	Number of Shares of Common Stock	Percent of Common Stock (1))

ICM Asset Management, Inc. (2)(3)	1,492,388	4.1%
James M. Simmons (2)(4)	1,612,012	4.4%
Koyah Ventures, LLC (2)(5)	1,541,238	4.2%
Koyah Leverage Partners, L.P. (2)(6)	1,260,978	3.4%
Raymond Yu	-	-
Neal Meehan	-	-
Jacob Mail	-	-
Melvin Gagerman (7)	611,501	1.7%
Arthur Schwartz (8)	728,659	2.0%
Maurice Zeitlin (9)	1,116,260	3.0%
Warren Breslow (10)	1,488,378	4.1%
Salvador Diaz-Verson, Jr. (11)	115,934	*

All current executive officers and Directors as a group (eight)	4,060,732	11.1%

* Less than 1% of outstanding shares.

(1)
Beneficial ownership is determined in accordance with rules of the U.S. Securities and Exchange Commission. The calculation of the percentage of beneficial ownership is based upon 36,670,820 shares of common stock outstanding on December 31, 2007. In computing the number of shares beneficially owned by any shareholder and the percentage ownership of such shareholder, shares of common stock which may be acquired by a such shareholder upon exercise or conversion of warrants or options which are currently exercisable or exercisable within 60 days of December 31, 2007, are deemed to be exercised and outstanding. Such shares, however, are not deemed outstanding for purposes of computing the beneficial ownership percentage of any other person. Shares issuable upon exercise of warrants and options which are subject to shareholder approval are not deemed outstanding for purposes of determining beneficial ownership. Except as indicated by footnote, to our knowledge, the persons named in the table above have the sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(2)
Based upon information contained in Schedule 13G jointly filed with the SEC on February 13, 2008, by ICM Asset Management, Inc., Koyah Ventures, LLC, Koyah Leverage Partners, L.P. and James M. Simmons. The business address of these filers is 601 W. Main Avenue, Suite 600, Spokane, Washington 99201. ICM Asset Management, Inc., James M. Simmons and Koyah Ventures, LLC constitute a group sharing beneficial ownership within the meaning of Rule 13d-5(b)(1), but are not part of a group with any other person. Koyah Leverage Partners, L.P. expressly disclaims membership in a group and disclaims beneficial ownership of the common stock covered by the Schedule 13G. ICM Asset Management, Inc. is a registered investment adviser whose clients have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, the common stock. James M. Simmons is the Chief Executive Officer and controlling shareholder of ICM Asset Management, Inc. and the manager and controlling owner of Koyah Ventures, LLC. Koyah Ventures, LLC is the general partner of Koyah Leverage Partners, L.P. and other investment limited partnerships of which ICM Asset Management, Inc. is the investment adviser. No individual client of ICM, other than Koyah Leverage Partners, L.P., holds more than five percent of the outstanding common stock.

(3)	Includes sole dispositive and voting power of 862 shares and shared voting and dispositive power of 1,491,526 shares.
(4)	Includes sole dispositive and voting power of 7,771 shares and shared voting and dispositive power of 1,612,012 shares.
(5)	Includes sole dispositive and voting power of 119,503 shares and shared voting and dispositive power of 1,421,735 shares.
(6)	Includes shared dispositive and voting power of 1,260,678 shares.
(7)	Includes 446,639 warrants and options exercisable within 60 days of December 31, 2007.
(8)	Includes 157,433 warrants and options exercisable within 60 days of December 31, 2007.
(9)	Includes 157,757 warrants and options exercisable within 60 days of December 31, 2007.
(10)	Includes 279,313 warrants and options exercisable within 60 days of December 31, 2007.
(11)	Includes 60,989 warrants and options exercisable within 60 days of December 31, 2007.

The mailing address for the officers and directors is c/o Aura Systems, Inc., 2330 Utah Avenue, El Segundo, CA 90245.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During fiscal 2005 we entered into a number of agreements with persons who were directors, officers or beneficial owners of more than 5% of any class of our voting securities. These agreements related to financing transactions, including the 2004 Recapitalization Transactions, the settlement of litigation, and the proposed sale and leaseback of our headquarters in fiscal 2005. For a discussion of these transactions, see “Item 7 - Liquidity and Capital Resources.”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The Audit Committee regularly reviews and determines whether specific non-audit projects or expenditures with our independent auditors potentially affect their independence. The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by our independent auditors. Pre-approval is generally provided by the Audit Committee for up to one year, as detailed as to the particular service or category of services to be rendered, as is generally subject to a specific budget. The Audit Committee may also pre-approve additional services of specific engagements on a case-by-case basis.

The following table sets forth the aggregate fees billed to us by Kabani & Co. and Singer Lewak Greenbaum and Goldstein LLP for the years ended February 28, 2005 and 2004, respectively:

	Year Ended February
	28, 2005	29, 2004
Audit Fees(1)	$82,500	$118,000
Audit-related fees(2)
Tax fees
All other fees

Total	$82,500	$118,000

(1)
Included fees for professional services rendered for the audit of our annual financial statements and review of our annual report on Form 10-K and for reviews of the financial statements included in our quarterly reports on Form 10-Q for the first three quarters of the years ended February 28, 2005 and 2004.

(2)	Includes fees for professional services rendered in connection with our evaluation of internal controls.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this Form 10-K:

1.      Financial Statements

See Index to Consolidated Financial Statements at page F-1

2.      Financial Statement Schedules

See Index to Consolidated Financial Statements at page F-1

3.      Exhibits

See Exhibit Index

INDEX TO EXHIBITS

Description of Documents

2.1	First Amended Plan of Reorganization of Aura Systems, Inc.(2)
3.1	Amended and Restated Certificate of Incorporation of Aura Systems, Inc.. (1)
3.2	Amended and Restated Bylaws of Aura Systems, Inc. as amended to date. (1)
10.1	Form of Unsecured Creditor Warrants issued under First Amended Plan of Reorganization of the Company.
10.2	Form of Management Warrants issued under First Amended Plan of Reorganization of Aura Systems, Inc.
10.3	Form of Director Warrants issued under First Amended Plan of Reorganization of t Aura Systems, Inc.
10.4	Aura Systems, Inc. 2006 Stock Option Plan.
10.5	Form of Aura Systems, Inc. Non-Statutory Stock Option Agreement.
10.6	Employment Agreement dated January 4, 2007, by and between the Company and Melvin Gagerman.
10.7
 Full Release dated as of January 31, 2006, by Aura Systems, Inc. for the benefit of Koyah Leverage Partners, L.P., Koyah Partners, L.P. Koyah Ventures LLC, Raven Partners, L.P., Koyah Microcap Partners Master Fund, L.P. and James M. Simmons.

10.8
Consolidated, Amended and Restated Security Agreement dated as of January 31, 2006, by Aura Systems, Inc. for the benefit of Koyah Leverage Partners, L.P., Koyah Partners, L.P. Koyah Ventures LLC, Raven Partners, L.P., and Koyah Microcap Partners Master Fund, L.P.

10.9
Consolidated, Amended and Restated Stock Pledge Agreement dated as of January 31, 2006, by Aura Systems, Inc. for the benefit of Koyah Leverage Partners, L.P., Koyah Partners, L.P. Koyah Ventures LLC, Raven Partners, L.P., and Koyah Microcap Partners Master Fund, L.P.

10.10
Amended and Restated Intercreditor Agreement dated as of January 31, 2006, by and among Aura Systems, Inc., Koyah Leverage Partners, L.P., Koyah Partners, L.P. Koyah Ventures LLC, Raven Partners, L.P., and Koyah Microcap Partners Master Fund, L.P.

10.11	Amended and Restated Promissory Note dated January 31, 2006, by Aura Systems, Inc. in favor of Raven Partners, L.P.
10.12	Amended and Restated Promissory Note dated January 31, 2006, by Aura Systems, Inc. in favor of Koyah Ventures, LLC
10.13	Consolidated, Amended and Restated Promissory Note dated January 31, 2006, by Aura Systems, Inc. in favor of Koyah Partners, L.P.
10.14	Consolidated, Amended and Restated Promissory Note dated January 31, 2006, by Aura Systems, Inc. in favor of Koyah Microcap Partners Master Fund, L.P.
10.15	Consolidated, Amended and Restated Promissory Note dated January 31, 2006, by Aura Systems, Inc. in favor of Koyah Leverage Partners, L.P.
10.16	Lease between Aura Systems Inc., and Alliance Commercial Partners
10.17	Lease between Aura Systems Inc., and Derek Lidow as Trustee for the Lidow Family Trust and Alexander Lidow
14.1	Code of Ethics
31.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350

(1)	Incorporated by reference from the Company's Report on Amendment to Form 8-A filed with the SEC on January 31, 2006.
(2)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on January 20, 2006.

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AURA SYSTEMS, INC.

Dated:	March 25, 2008

By:	/s/ Melvin Gagerman
Melvin Gagerman
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signatures	Title	Date
/s/ Melvin Gagerman Melvin Gagerman	Chief Executive Officer, Acting Chief Financial Officer Director and Chairman of the Board (Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)	March 25, 2008

/s/ Arthur Schwartz	Director	March 25, 2008
Arthur Schwartz

/s/ Maurice Zeitlin	Director	March 25, 2008
Maurice Zeitlin

/s/ Warren Breslow	Director	March 25, 2008
Warren Breslow

/s/Salvador Diaz-Verson, Jr.	Director	March 25, 2008
Salvador Diaz-Verson, Jr.

	Director	March 25, 2008

Index to Consolidated Financial Statements

Report of INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM - Kabani & Company, Inc.
Report of INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM - Singer Lewak Greenbaum & Goldstein LLP

Consolidated Balance Sheets - February 28, 2005 and February 29, 2004	F-4
Consolidated Statements of Operations - Years ended February 28, 2005, February 29, 2004 and February 28, 2003	F-5
Consolidated Statements of Stockholders' Equity - Years ended February 28, 2005, February 29, 2004 and February 28, 2003	F-6
Consolidated Statements of Cash Flows - Years ended February 28, 2005, February 29, 2004 and February 28, 2003	F-7 to F-8
Notes to Consolidated Financial Statements	F-9 to F-29
Consolidated Financial Statement Schedule II: Valuation and Qualifying Accounts	F-30 to F-31

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Aura Systems, Inc. and subsidiaries

We have audited the accompanying consolidated balance sheet of Aura Systems, Inc. (a Delaware corporation) and subsidiaries as of February 28, 2005, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year ended February 28, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aura Systems, Inc. and subsidiaries as of February 28, 2005, and the results of their operations and their cash flows for the year ended February 28, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has generated significant losses from operations and defaulted on certain debt obligations. The Company filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code, in the United States Bankruptcy Court, Central District of California, (Case Number LA 05-24550-SB). They secured a Debtor in Possession (“DIP”) loan. They submitted a reorganization plan that was approved by the court and voted and approved by the DIP lenders, the secured creditors, the unsecured creditors, the shareholders and the new money investors. 254,127 additional shares were issued to shareholders to settle their claims in excess of the bankruptcy court approval. All of the outstanding litigation and disputes were settled during the bankruptcy. The real estate was sold to an unrelated third party in December 2005 for gross proceeds of $8,750,000. After satisfaction of the mortgage liabilities and payment of the costs of the sale, approximately $2.9 million was due to the Company. From this amount, $1.9 million was paid to the minority shareholder, approximately $470,000 was used to satisfy outstanding legal bills, and the balance of $595,000 was received by the Company in March of 2006. All disputes regarding the real estate were settled. The Company emerged from the Chapter 11 effective January 31, 2006.

/s/ Kabani & Company, Inc.
Certified Public Accountants

Los Angeles, California
May 24, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Aura Systems, Inc. and subsidiaries

We have audited the consolidated balance sheet of Aura Systems, Inc. (a Delaware corporation) and subsidiaries as of February 29, 2004, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the two years in the period ended February 29, 2004. Our audits also included the financial statement schedule of Aura Systems, Inc. and subsidiaries listed in Item 15(a). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aura Systems, Inc. and subsidiaries as of February 29, 2004, and the results of their operations and their cash flows for each of the two years in the period ended February 29, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has generated significant losses from operations and defaulted on certain debt obligations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
July 10, 2004

AURA SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
AS OF FEBRUARY 28, 2005 AND 2004

	2005	2004
ASSETS
Current assets
Cash and cash equivalents	$61,376	$83,200
Accounts receivable, net of allowance for doubtful accounts of $178,134 and $2,188,340	637,436	682,302
Current inventories	802,003	809,659

Other current assets	696,157	259,089
Total current assets	2,196,972	1,834,250

Property, plant, and equipment, net	6,588,996	6,939,429
Non-current inventories net of allowance for obsolete inventories of $4,038,047 and $2,032,000	4,519,809	7,496,484
Long-term investments, net	-	286,061
Patents and trademarks, net	-	610,238
Other assets	-	594,271
Total assets	$13,305,777	$17,760,733
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$3,322,137	$2,778,366
Current portion of notes payable (including $1,149,525 and $1,000,000 to related parties)	8,730,982	4,273,052
Convertible notes payable	5,686,527	6,400,973
Accrued expenses	2,376,346	2,232,229
Derivative liability	16,254,502	-
Deferred income	164,625	160,875
Total current liabilities	36,535,119	15,845,495

Notes payable, net of current portion	-	4,871,804
Total liabilities	36,535,119	20,717,299

Minority interest in consolidated subsidiary	653,891	657,859

Commitments and contingencies	-	-

Stockholders' deficit
Series A Convertible, Redeemable Preferred Stock, $0.005 par value, 1,500,000 shares authorized, 591,110 shares issued and outstanding	2,956	2,956
Series B Convertible, Preferred Stock, $0.005 par value, 1,971,273 shares issued and outstanding at February 28, 2005	9,857	-
Common stock, $0.005 par value, 500,000,000 shares authorized 439,074,474 shares issued and outstanding	2,195,301	2,154,544
Committed common stock, 21,942,248 shares at February 28, 2005 and February 29, 2004	3,102,958	3,102,958
Additional paid-in capital	316,662,653	308,182,035
Accumulated deficit	(345,856,958)	(317,056,918)
Total stockholders' deficit	(23,883,233)	(3,614,425)
Total liabilities and stockholders' deficit	$13,305,777	$17,760,733

The accompanying footnotes are an integral part of these financial statements

AURA SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED FEBRUARY 28, 2005, 2004 AND 2003

	2005	2004	2003
Net revenues	$2,525,431	$1,864,325	$1,103,770
Cost of goods sold	1,573,116	934,769	571,099
Inventory write down	2,088,703	550,968	-
Gross profit	(1,136,388)	378,588	532,671

Operating expenses
Engineering, research and development	2,482,668	2,135,061	3,956,886
Selling, general, and administrative	6,886,542	7,191,925	7,374,961
Legal settlements	2,765,192	-	233,259
Impairment losses on long-lived assets	544,510	2,000,398	2,300,000
Severance expense	-	-	241,243
Total operating expenses	12,678,912	11,327,384	14,106,349
Loss from operations	(13,815,300)	(10,948,796)	(13,573,678)
Other income (expense)
Impairment of investments	(286,061)	(500,000)	(818,019)
Loss on sale of minority interest in Aura Realty	-	(231,000)	(626,676)
Gain on sale of investments	-	201,061	-
Interest expense	(18,965,852)	(2,409,732)	(2,656,592)
Other income (expense), net	166,345	(129,337)	362,096
Change in derivative liability	4,622,235	-	-
Total other expense	(14,463,333)	(3,069,008)	(3,739,191)
Net loss before minority interest in subsidiary and extraordinary item	$(28,278,633)	$(14,017,804)	$(17,312,869)
Minority Interest	3,970	365,514	(14,018)
Extraordinary item:
Gain on extinguishment of debt, net of income taxes of $0	-	67,415	1,186,014
Net loss	$(28,274,663)	$(13,584,875)	$(16,140,873)
Preferred stock dividend	525,377	-	-
Net loss applicable to common stock holders	$(28,800,040)	$(13,584,875)	$(16,140,873)
Basic and diluted loss per share
Before extraordinary item	$(0.06)	$(0.03)	$(0.05)
Extraordinary item	-	-	0.01
Total basic and diluted loss per share	$(0.06)	$(0.03)	$(0.04)
Weighted-average shares outstanding	435,294,451	430,923,150	415,863,637

Weighted average number of dilutive shares has not been calculated since the effect of dilutive shares is anti-dilutive

The accompanying footnotes are an integral part of these financial statements

AURA SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY/DEFICIT
FOR THE YEARS ENDED FEBRUARY 28, 2005, 2004 AND 2003

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Committed Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance, February 28, 2002			387,690,068	$1,938,379	$3,310,650	$295,083,428	$(287,679,724)	$12,652,733
Issuance of common stock:
In private placements			41,700,830	208,504		5,485,497		5,694,001
From committed stock			923,077	4,615	(207,692)	203,077		-
To satisfy liabilities			659,175	3,296		166,444		169,740
Common stock returned			(50,000)	(250)		(29,750)		(30,000)
Beneficial conversion feature on convertible notes payable						1,484,837		1,484,837
Issuance of stock options:
As compensation expense						53,076		53,076
As consulting expense						192,404		192,404
Issuance of warrants						659,321		659,321
Offering costs						(23,063)		(23,063)
Net loss							(16,140,873)	(16,140,873)

Balance, February 28, 2003			430,923,150	2,154,544	3,102,958	303,275,271	(303,820,597)	$4,712,176
Warrants issued to debt holders						494,265		494,265
Beneficial conversion feature on convertible notes payable						827,375		827,375
Issuance of Series A Preferred Stock
In private placements	57,090	$285				259,215		259,500
For conversion of notes payable	534,020	2,671				3,674,464		3,677,135
Prior period adjustment						(348,555)	348,555	-
Net loss							(13,584,875)	(13,584,875)

Balance, February 29, 2004	591,110	$2,956	430,923,150	$2,154,544	$3,102,958	$308,182,035	$(317,056,918)	$(3,614,425)
Reclassification of warrants to liability						(1,617,403)		(1,617,403)
Penalty shares issued on global settlement			8,151,324	40,757		251,515		292,272
Issuance of Series B for note conversion	500,000	2,500				2,497,500		2,500,000
Issuance of Series B for global settlement	91,717	459				458,124		458,583
Issuance of Series B creditors settlement	290,311	1,452				1,450,103		1,451,555
Series B issued in private placement	1,089,245	5,446				5,440,779		5,446,225
Net Loss							(28,800,040)	(28,800,040)

Balance, February 28, 2005	2,562,383	$12,813	439,074,474	$2,195,301	$3,102,958	$316,662,653	$(345,856,958)	$(23,883,233)

The accompanying footnotes are an integral part of these financial statements

AURA SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED FEBRUARY 28, 2005, 2004 AND 2003

	2005	2004	2003
Cash flows from operating activities
Net loss	$(28,800,040)	$(13,584,876)	$(16,140,873)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	416,161	571,734	966,852
(Gain) loss on disposition of assets	-	(201,061)	21,348
Loss on sale of minority interest Aura Realty	-	231,000	626,676
Change in allowance for doubtful accounts	32,134	-	94,310
Reserve for Note Receivable	-	2,042,340	-
Change in reserve for inventory obsolescence	2,088,703	550,968	(117,411)
Impairment of long-lived assets and investments	830,571	2,500,397	3,118,019
Gain on extinguishment of debt	(17,221)	(65,594)	(1,186,014)
Minority interest in net income of consolidated subsidiary	(3,970)	(365,514)	14,018
Stock options issued as compensation expense	-	-	53,075
Stock options issued as consulting expense	-	-	192,404
Change in derivative liability	(4,622,235)	-	-
Beneficial conversion feature on convertible debt	19,259,334	1,090,639	1,484,837
Operating expenses satisfied with stock	750,855	-	169,740
(Increase) decrease in
Accounts receivable	12,732	(271,585)	(437,534)
Inventories	895,628	130,614	636,110
Other current assets	(437,068)	(92,500)	62,169
Other assets	594,271	131,364	(562,265)
Increase (decrease) in
Accounts payable and accrued expenses, net of effect of settlements and sale of minority interest in Aura Realty	2,156,666	609,437	1,063,477
Deferred income	3,750	375	160,500
Net cash used in operating activities	(6,839,729)	(6,722,272)	(9,780,562)
Cash flows from investing activities
Payments received on notes receivable	-	174,053	181,725
Purchase of property, plant, and equipment	-	(24,684)	(6,491)
Proceeds from disposal of property, plant, and equipment	-	-	57,591
Proceeds from sale of investments	-	415,000	-
Proceeds from sale of minority interest in Aura Realty	-	-	1,463,000
Net cash provided by investing activities	-	564,369	1,695,825

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2005	2004	2003
Cash flows from financing activities
Proceeds from notes payable and convertible notes payable	2,150,000	$6,366,080	$2,510,746
Payments on notes payable	(778,320)	(548,170)	(1,046,650)
Net proceeds from issuance of preferred stock	5,446,225	259,500	-
Net proceeds from issuance of common stock	-	-	5,640,938
Net cash provided by financing activities	6,817,905	6,077,410	7,105,034
Net decrease in cash and cash equivalents	(21,824)	(80,493)	(979,703)
Cash and cash equivalents, beginning of year	83,200	163,693	1,143,396
Cash and cash equivalents, end of year	$61,376	$83,200	$163,693
Supplemental disclosures of cash flow information
Interest paid	$-	$324,872	$621,047
Income taxes paid	$-	$-	$-

Supplemental schedule of non-cash financing and investing activities:

During the year ended February 28, 2005, we:

-	issued 290,311 shares of Series B convertible preferred stock in satisfaction of $1,451,555 in liabilities

-	issued 500,000 shares of Series B convertible preferred stock upon conversion of $2,500,000 of notes payable

During the year ended February 29, 2004, we:

-	issued $125,811 of convertible notes payable in satisfaction of $125,811 in contractual obligations arising from the sale of the convertible notes payable.

During the year ended February 28, 2003, we:

-	issued 659,175 shares of common stock in satisfaction of $169,740 in liabilities and contractual obligations.

-	issued 923,077 shares of common stock that were committed at February 28, 2002 valued at $207,692.

AURA SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2005

NOTE 1 - ORGANIZATION AND OPERATIONS

General

Aura Systems, Inc., ("Aura" or the "Company") a Delaware corporation, was founded to engage in the development, commercialization, and sales of products, systems, and components, using its patented and proprietary electromagnetic and electro-optical technology. Aura develops and sells AuraGen® mobile induction power systems to the industrial, commercial, and defense mobile power generation markets. In addition, we hold patents for other technologies that have not been commercially exploited.

Recapitalization

The 2004 Recapitalization Transactions

In September 2004, we entered into agreements with a group of investors and holders of secured debt in order to recapitalize the company. These agreements are referred to as the "2004 Recapitalization Transactions" or “2004 Recapitalization” and are described in more detail below under "Liquidity and Capital Resources - The 2004 Recapitalization Transactions". Completion of the 2004 Recapitalization Transactions was intended to provide us with a more stable financial condition by infusing new capital of up to $15million through the sale of units comprising Series B Preferred Stock and common stock warrants, conversion of $3.5 million of secured debt into Series B Preferred Stock and warrants and extension of the maturity of the remaining $2.1 million of secured debt to August 2005, and the settlement of legal claims with former management. However, we continued to require further financing to remain solvent. Accordingly, subsequent to the end of fiscal 2005, in June 2005 we filed for protection under Chapter 11 of the U.S. Bankruptcy Code, and emerged on January 31, 2006 under a plan of reorganization.

NOTE 2 - GOING CONCERN

Our accompanying consolidated financial statements have been prepared on the basis that we are a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, as a result of our losses from operations and default on certain of our obligations (see Note 9), there is substantial doubt about our ability to continue as a going concern.

Our long-term ability to continue as a going concern is dependent upon the successful achievement of profitable operations and the ability to generate sufficient cash from operations and financing sources to meet our obligations. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from our possible inability to continue as a going concern. Our consolidation and reduction of the scope of our operations has resulted in reductions in the value of our assets.

On June 24, 2005 we filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code, in the United States Bankruptcy Court, Central District of California, (Case Number LA 05-24550-SB). We secured a Debtor in Possession (“DIP”) loan from Blue Collar Films LLC (“BCF”) for one million dollars and secured an additional $1.2 million DIP loan from AGP Lender LLC. In addition a group of individual investors provided an additional $1.16 million in DIP financing. We submitted a reorganization plan that was approved by the court and voted and approved by the DIP lenders, the secured creditors, the unsecured creditors, the shareholders and the new money investors. Under the reorganization plan (i) the secured creditor retained $2.5 million in a secured note payable over 48 months at 7% annual interest with the first payment starting 12 months after the reorganization, (ii) the Series B Preferred Stock holders received new common shares calculated by dividing the total cash invested in the Series B Placement by $3.37, (iii) the Series A Preferred Stock holders converted their 1.8 Series A Preferred Stock for one new common share, (iv) the common shareholders converted 338 of their shares for one new share, and (v) the DIP loans converted their loans into approximately 6.07 million new shares of common stock, and (vi) all the unsecured creditors received new shares of common stock valued at one share per $1.75 in claim. An additional 5.89 million shares of common stock were issued for the new money and reorganization related fees.254,127 additional shares were issued to shareholders to settle their claims in excess of the bankruptcy court approval.

All of the outstanding litigation and disputes were settled during the bankruptcy. The real estate was sold to an unrelated third party in December 2005 for gross proceeds of $8,750,000. After satisfaction of the mortgage liabilities and payment of the costs of the sale, approximately $2.9 million was due us. From this amount, $1.9 million was paid to the minority shareholder, approximately $470,000 was used to satisfy outstanding legal bills, and the balance of $595,000 was received by the Company in March of 2006. All disputes regarding the real estate were settled.

We emerged from the Chapter 11 effective January 31, 2006.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Aura and subsidiary, Aura Realty, Inc. (see Note 4). Investments in affiliated companies are accounted for by the equity or cost method, as appropriate. Significant inter-company amounts and transactions have been eliminated in consolidation.

Revenue Recognition

The Company’s revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 104. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

We recognize revenue for product sales upon shipment and when title is transferred to the customer. When Aura performs the installation of the product, revenue and cost of sales are recognized when the installation is complete. We have in the past earned a portion of our revenues from license fees and recorded those fees as income when we fulfilled our obligations under the particular agreement.

Comprehensive Income

We utilize Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. Comprehensive income is not presented in our financial statements since we did not have any of the items of comprehensive income in any period presented.

Cash and Cash Equivalents

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. We maintain our cash deposits at multiple banks located in California. Deposits at each bank are insured by the Federal Deposit Insurance Corporation up to $100,000. As of February 28, 2005 and February 29, 2004, there were no uninsured portions of the balances. We have not experienced any losses in such accounts and believe we are not exposed to any significant risk on cash and cash equivalents.

Accounts Receivable

Accounts receivable consist primarily of amounts due from customers. We have provided for an allowance for doubtful accounts, which management believes to be sufficient to account for all uncollectible amounts. During the year ended February 28, 2005, the Company provided an additional allowance of $32,134 on the doubtful debts. The Company also wrote off the Ceramic Note receivable of $2,042,340 against the allowance created on the note in prior years. (See Note 6)

Inventories

Inventories are valued at the lower of cost (first-in, first-out) or market. Due to continuing lower than projected sales, we are holding inventories in excess of what we expect to sell in the next fiscal year. As of February 28, 2005 and February 29, 2004, $4,519,809, and $7,496,484, respectively, of inventories have been classified as long-term assets. See Note 5.

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

Long-Term Investments

We account for all investments where we hold less than a 20% voting interest, cannot exercise significant influence, and where the fair market value of those securities is not readily determinable under the cost basis. Investments in voting interests between 20% and 50% where we can exercise significant influence are accounted for under the equity method of accounting, and investments greater than 50% are generally consolidated for the purposes of financial reporting. As we do not hold a sufficient interest in our investments to exercise significant influence, and the fair market value of the investments are not readily determinable, long-term investments have been accounted for under the cost method. A decline in the value of any investment below cost that is deemed other than temporary is charged to earnings. As of February 28, 2005, the Company had investments in the stocks of another company. These certificates were lost and the Company wrote off the investments of $286,061 as of February 28, 2005.

Patents and Trademarks

We capitalize the costs of obtaining or acquiring patents and trademarks. Amortization of patent and trademark costs is provided for by the straight-line method over the shorter of the legal or estimated economic life. Amortization expense was $65,728, $187,028, and $308,329 for the years ended February 28, 2005, February 29, 2004 and February 28, 2003, respectively. Accumulated amortization was $1,228,061 and $694,295 as of February 28, 2005 and February 29, 2004, respectively. If a patent or trademark is rejected, abandoned, or otherwise invalidated, the unamortized cost is expensed in that period. During fiscal 2004, we recorded a $2,000,398 long-lived asset impairment charge resulting from the write off of some of our patents and trademarks. We reevaluated our intentions with regard to our patents and trademarks related to products outside our core business and wrote-off the carrying value of patents not related to products in production. During fiscal 2005, due to continued low sales volume, we recorded an asset impairment charge of $544,510 against the book value of our patents.

Valuation of Long-Lived Assets

We review long-lived assets and identifiable intangibles in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," on at least an annual basis or whenever events or circumstances indicate that the carrying amount of such assets may not be fully recoverable. During the years ended February 28, 2005 and February 28, 2004, we recorded asset impairment charges on certain of our long-lived assets (see Note 8).

Stock-Based Compensation

SFAS No. 123, "Accounting for Stock-Based Compensation," establishes and encourages the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value of stock-based compensation determined as of the date of grant and is recognized over the periods in which the related services are rendered. The statement also permits companies to elect to continue using the current implicit value accounting method specified in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," to account for stock-based compensation. We have elected to use the implicit value based method and to disclose the pro forma effect of using the fair value based method to account for its stock-based compensation.

If we had elected to recognize compensation expense based upon the fair value at the grant date for awards under this plan consistent with the methodology prescribed by SFAS No. 123, our net loss and loss per share would be reduced to the pro forma amounts indicated below for the years ended February 28, 2005 and February 29, 2004 and February 28, 2003:

	2005	2004	2003
Net loss, As reported	$(28,800,040)	$(13,584,875)	$(16,140,873)
Intrinsic value expense	-	-	53,076
Stock-based employee compensation expense determined under fair value presentation for all options	-	(1,965,275)	(2,224,102)
Pro forma net loss	$(28,800,040)	$(15,550,150)	$(18,311,899)
Basic loss per common share:
As reported	$(0.06)	$(0.03)	$(0.04)
Pro forma	$(0.06)	$(0.04)	$(0.04)

For purposes of computing the pro forma disclosures required by SFAS No. 123, the fair value of each option granted to employees and directors is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended February 29, 2004 and February 28, 2003: dividend yields of 0%, 0%, and 0%, respectively; expected volatility of 98% and 70%, respectively; risk-free interest rates of 2.3% and 4.9%, respectively; and expected lives of 2.0 and 2.14 years, respectively. There were no options granted during the year ended February 28, 2005.

The weighted-average fair value of options granted in fiscal 2004 was $0.040, and the weighted-average exercise price was $0.065.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which do not have vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

Fair Value of Financial Instruments

Our financial instruments include cash and cash equivalents, accounts receivable, and notes receivable, long-term investments, accounts payable, and accrued expenses. The carrying amounts of these instruments approximate their fair value due to their short maturities.

Minority Interest

Minority interest represents the proportionate share of the equity of the consolidated subsidiary owned by our minority stockholders in that subsidiary.

Advertising Expense

Advertising costs are charged to expense as incurred and were immaterial for the years ended February 28, 2005, February 29, 2004 and February 28, 2003.

Research and Development

Research and development costs are expensed as incurred. These costs include the expenses incurred in the development of the 200amp ECU, the Tamgen (dual generator), and the eight inch generator.

Income Taxes

We utilize SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

We have significant income tax net operating losses; however, due to the uncertainty of the realizability of the related deferred tax asset, a reserve equal to the amount of deferred income taxes has been established at February 28, 2005 and February 29, 2004.

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

Major Customers

During the year ended February 28, 2005, we conducted business with four customers whose sales comprised 44% of net sales. As of February 28, 2005, these four (4) customers accounted for $139,117, or 22% of net accounts receivable.

Recently Issued Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, entitled Inventory Costs - An Amendment of ARB No. 43, Chapter 4. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, entitled Inventory Pricing [June 1953], to clarify the accounting for "abnormal amounts" of idle facility expense, freight, handling costs, and wasted material [spoilage]. Before revision by SFAS No. 151, the guidance that existed in ARB No. 43 stipulated that these type items may be "so abnormal" that the appropriate accounting treatment would be to expense these costs as incurred [i.e., these costs would be current-period charges]. SFAS No. 151 requires that these type items be recognized as current-period charges without regard to whether the "so abnormal" criterion has been met. Additionally, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The adoption of SFAS 151 did not impact the consolidated financial statements.

In December 2004, the FASB issued SFAS No. 152, entitled Accounting for Real Estate Time-Sharing Transactions -- An Amendment of FASB Statements No. 66 and 67. SFAS No. 152 amends SFAS No. 66 to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position 04-2. SFAS No. 152 also amends SFAS No. 67 to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance of SOP 04-2. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. The adoption of SFAS 152 did not impact the consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, entitled Exchanges of Nonmonetary Assets -- An Amendment of APB Opinion No.29. SFAS No. 153 amends Opinion 29 to eliminate the exception for nonmonetary exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of SFAS 153 did not impact the consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (Revised), entitled Share-Based Payment. This revised Statement eliminates the alternative to use APB Opinion No. 25's intrinsic value method of accounting that was provided in SFAS No. 123 as originally issued. Under Opinion 25, issuing stock options to employees generally resulted in recognition of no compensation cost. This Statement requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. For public companies that file as a small business issuer, this Statement is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The adoption of SFAS 123 (Revised) will not impact the consolidated financial statements as the Company has not granted any equity instruments to employees.

In May 2005, the FASB issued SFAS No. 154, entitled Accounting Changes and Error Corrections--a replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. This Statement also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. The adoption of SFAS 154 did not impact the consolidated financial statements.

In February 2006, FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments". SFAS No. 155 amends SFAS No 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAF No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities".  SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.  This statement is effective for all financial instruments acquired or issued after the beginning of the Company's first fiscal year that begins after September 15, 2006.  The Company has not evaluated the impact of this pronouncement in its financial statements.

In March 2006 FASB issued SFAS 156 'Accounting for Servicing of Financial Assets' this Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

1. Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract.

2. Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.

3. Permits an entity to choose 'Amortization method' or 'Fair value measurement method' for each class of separately recognized servicing assets and servicing liabilities.

4. At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value.

5. Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

This Statement is effective as of the beginning of the Company's first fiscal year that begins after September 15, 2006. Management believes that this statement will not have a significant impact on the consolidated financial statements.

In September 2006, FASB issued SFAS 157 ‘Fair Value Measurements’. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The management is currently evaluating the effect of this pronouncement on financial statements.

In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 seeks to reduce the diversity in practice associated with certain aspects of measuring and recognition in accounting for income taxes. In addition, FIN 48 requires expanded disclosure with respect to the uncertainty in income taxes and is effective as of the beginning of the 2008 fiscal year. Management is currently evaluating the effect of this pronouncement on financial statements.

In September 2006, FASB issued SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This Statement improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements:

•	A brief description of the provisions of this Statement

•	The date that adoption is required

•	The date the employer plans to adopt the recognition provisions of this Statement, if earlier.

The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. Management is currently evaluating the effect of this pronouncement on financial statements.

In February 2007, FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. FAS 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted subject to specific requirements outlined in the new Statement. Therefore, calendar-year companies may be able to adopt FAS 159 for their first quarter 2007 financial statements.

The new Statement allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item's fair value in subsequent reporting periods must be recognized in current earnings. FAS 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities. Management is currently evaluating the effect of this pronouncement on financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”. This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for the Company’s fiscal year beginning October 1, 2009. Management is currently evaluating the effect of this pronouncement on financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. This Statement replaces SFAS No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after Company’s fiscal year beginning October 1, 2009. While the Company has not yet evaluated this statement for the impact, if any, that SFAS No. 141(R) will have on its consolidated financial statements, the Company will be required to expense costs related to any acquisitions after September 30, 2009.

NOTE 4 - SALE OF AURA REALTY

On December 1, 2002, we consummated the initial closing under an Agreement for Sale and Leaseback, (together with the agreements contemplated thereby, the "Agreement") with a group of individuals (the "Purchasers") pursuant to which we sold our Aura Realty, Inc. ("Aura Realty") subsidiary to the Purchasers and entered into a new 10-year lease of the properties owned by Aura Realty (the "Lease").

The Agreement provided for the $7,350,000 purchase price for the Aura Realty stock, arrived at in arm's length negotiations, to be partially funded by Purchasers' assumption or refinancing of the current mortgage note secured by the properties. Net of the principal balance of this mortgage note of approximately $5,083,000, certain security deposits and prepayments totaling $564,000, the partial payment of past due amounts owed to certain of the individual purchasers, as described below, of approximately $135,000, and Purchasers' fees of $105,000, we received approximately $1,463,000. $878,750 of this amount was advanced to us by the Purchasers prior to the December 1, 2002 closing under the Agreement.

At the December 1, 2002 closing under the Agreement, we transferred 49.9% of our stock in Aura Realty to the Purchasers, delivered a $1,000,000 note payable to the Purchasers (the "Aura Note"), and granted the Purchasers a security interest in the Ceramic Note (see Note 6) to secure certain aspects of its performance under the Agreement and the Lease.

In connection with the sale, the Purchasers also received warrants to purchase 15,000,000 shares of our common stock within five years from December 1, 2002 at exercise prices ranging from $0.15 to $0.25 per share. The value of the warrants was calculated at $659,321 using the Black-Scholes method of valuation. In addition, the Purchasers subscribed to purchase 21,366,347 shares of our common stock for approximately $1. We were required to issue 8,151,324 additional shares of common stock, which have been issued in fiscal 2005, and issued, in fiscal 2004, warrants to purchase 5,500,000 shares of common stock to the Purchasers because of our failure to register the shares for resale (see Note 12). The additional warrants were valued at $231,000 using the Black-Scholes pricing model and have been recorded, in fiscal 2004, as an additional loss on the sale of the minority interest in Aura Realty.

Of the 16 Purchasers, five were members of our former management, who separated at the end of February 2002 (the "Former Management"). We paid a fee of $50,000 to a member of the Former Management in connection with the Agreement. We also paid to the Former Management approximately $135,000 from the funds it received at closing, representing a portion of unpaid severance contractually due at December 1, 2002 per the Former Management's separation agreements (see Note 15).

The assets and liabilities of Aura Realty at February 28, 2005 and February 29, 2004 consisted of the following:

	2005	2004
Current assets	$176,010	$21,673
Property and equipment, net	6,452,474	6,672,583
Other assets	754,713	108,165
Total assets	$7,383,197	$6,802,421
Total liabilities	$5,133,103	$5,473,973
Total equity	$2,250,094	$1,328,448

The loss on the sale of a minority interest in the Aura Realty subsidiary recorded in fiscal 2003 is calculated as follows:

Net cash received	$1,463,000
Deposits held back by the Purchasers	564,000
Fees	105,000
Less execution of note payable	(1,000,000)
Total sale price	1,132,000
Value of warrants issued	(659,321)
Net book value of minority interest in Aura Realty at date of sale	(1,099,355)
Loss on sale of minority interest in Aura Realty	$(626,676)

In June 2003, the mortgage note holder had not consented to the transaction, and Aura failed to make certain payments to the Purchasers as required under the Agreement. At that time, we entered into a forbearance agreement with the Purchasers which requires us to:

1. Use our best efforts to affect a registration of all warrants previously issued to the Purchasers per the Agreement;

2. Execute and deliver an assignment of its interest in the Alpha Ceramic Note (see Note 6) to the Purchasers;

3. Enter into an exclusive listing agreement for the sale of it real estate property; and

4. Take necessary action to stop the pending foreclosure and arrange for payment of any arrearages under the mortgage.

In June 2004, we paid the remaining arrearages under the mortgage note, which cured the defaults and halted the foreclosure proceedings. The Aura Note became due and payable per its terms on May 31, 2004. As of July 31, 2004, we had not paid the Aura Note and the Purchasers had not presented a formal demand for payment / notice of default. In conjunction with the 2004 Recapitalization Agreements, we were in negotiations with the Purchasers to approve a sale of the buildings to different purchasers, which would, among other things, terminate our obligations under the Agreement including payment of the Aura Note (see Note 18). There can be no guarantee that we and the Purchasers will reach an agreement, in which case, our obligations under the Agreement and the Aura Note would continue.

In December, 2005, we sold the buildings owned by Aura Realty to an unrelated third party for total consideration of $8,750,000. In conjunction with the sale, all outstanding claims related to the buildings were settled. After satisfying the mortgage liability, including late fees and penalties, with the lender, there were net proceeds of $2,898,657 due to us from the sale. Of this amount, $1,900,000 was used to settle claims with the minority shareholders, $595,000 was received by us in March of 2006, and the balance was used to pay legal fees and miscellaneous expenses associated with the sale, pursuant to the Court order approving the settlement and mutual release agreement.

NOTE 5 - INVENTORIES

Inventories at February 28, 2005 and February 29, 2004 consisted of the following:

	2005	2004
Raw materials	$3,720,204	$4,004,785
Finished goods	5,639,655	6,333,358
	9,359,859	10,338,143
Reserve for potential product obsolescence	(4,038,047)	(2,032,000)
	5,321,812	8,306,143
Non-current portion	4,519,809	7,496,484
Current portion	$802,003	$809,659

Inventories consist primarily of components and completed units for the Company's AuraGen® product.

Early in its AuraGen® program, we determined it was most cost-effective to outsource production of components and subassemblies to volume-oriented manufacturers, rather than produce these parts in house. As a result of this decision, and based on then anticipated sales, we purchased, prior to fiscal 2001, a substantial inventory of components at volume prices, most of which was then assembled into finished AuraGen® units. Since sales did not meet such expectations, we have been selling product from this inventory for several years. Management has analyzed its inventories based on its current business plan, current orders for future delivery, and pending proposals with prospective customers and has determined we do not expect to realize all of its inventories within the next year. The net inventories as of February 28, 2005 and February 29, 2004, which are not expected to be realized within a 12-month period, have been reclassified as long term.

We assessed the net realizability of these assets, and the potential obsolescence of inventory. In accordance with this assessment, management has recorded a reserve of $4,038,047 and $2,032,000 at February 28, 2005 and February 29, 2004, respectively.

NOTE 6 - OTHER CURRENT ASSETS

Other current assets of $696,157 as of February 28, 2005 comprise of the $118,927 of prepaid insurance, $39,607 of prepaid taxes, $13,000 of employee advances, $42,816 of other current assets and 481,807 due from the sale of a minority interest in a building

NOTE 7 - NOTES RECEIVABLE

In March 2000, we received a $2,500,000 note bearing interest at 8% per annum and due on October 1, 2007 from the purchaser of its ceramics facility. This note was assigned in connection with the Aura Realty Transaction. No payments have been made under this note since November 2003. The remaining $2,042,340 principal balance of the Ceramics Note has been reserved as uncollectible as of February 29, 2004 and is included in bad debt expense in Selling, General and Administrative expenses in the accompanying financial statements. During the year ended February 28, 2005, the Company wrote off the note against the allowance.

NOTE 8 - PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment at February 28, 2005 and February 29, 2004 consisted of the following:

	2005	2004
Land	$3,187,997	$3,187,997
Buildings	6,408,796	6,408,796
Machinery and equipment	1,798,485	1,823,285
Furniture and fixtures	2,308,023	2,308,023
Leasehold improvements	135,935	135,935
	13,839,286	13,864,036
Less accumulated depreciation and amortization	7,250,240	6,924,607
Property, plant and equipment, net	$6,588,996	$6,939,429

Depreciation and amortization expense was $416,161, $641,246, and $658,523 for the years ended February 28, 2005, February 29, 2004 and February 28, 2003, respectively.

NOTE 9 - LONG-TERM INVESTMENTS

We have made long-term investments in the common stock of three companies as follows: Aquajet-$923,835; Algo Technology-$1,348,652 and Telemac-$715,153. As of February 29, 2004, we had written off our investment in Aquajet and Algo Technology, and had a net book value in our Telemac investment of $286,061. As of February 2005, we wrote off the entire balance of our investment in Telemac as no value could be realized out of the investment.

NOTE 10 - NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE

Notes payable and convertible notes payable at February 28, 2005 and February 29, 2004 consisted of the following:

	2005	2004
Convertible notes payable (a)	$5,061,527	$5,775,973
Convertible notes payable (b)	625,000	625,000
Notes payable - buildings (c)	4,838,904	4,952,531
Note payable - related party (d)	1,149,525	1,000,000
Litigation payable (e)	2,742,553	2,201,604
Trade debt (f)	---	983,345
Notes payable - equipment (g)	---	7,376
	14,417,509	15,545,829
Less current portion	14,417,509	10,674,024
Long-term portion	$-	$4,871,805

(a) Represents secured notes payable (the "Secured Notes") on June 15, 2004, bearing interest at 10% per annum and convertible at the option of the holder into new debt or equity securities of the Company at a 20% discount to the best terms by which such new debt or equity is sold to any new investor. The Secured Notes may be prepaid on notice at a 15% premium. Repayment of the Secured Notes is secured by substantially of our assets (with limited exceptions). The beneficial conversion feature of these notes was valued at $348,555 and has been recorded as interest expense in the accompanying financial statements.

In connection with the foregoing financing, primarily as inducements to the lender to continue to provide interim funding, we agreed to issue warrants to purchase an aggregate of 3,200,000 shares of common stock at a price per share of $0.11, exercisable through January 7, 2011, and additional warrants (with a net exercise feature) to purchase an aggregate of 10,209,878 shares of common stock at a price per share of $0.024. These warrants were valued at $195,200 and have been recorded as interest expense in the accompanying financial statements.

Pursuant to the 2004 Recapitalization Transactions, the maturity of such notes was extended to June 30, 2005, the conversion discount / prepayment premium was eliminated, and a portion of such notes were converted into Series B Preferred Stock (see Note 18).

(b) Convertible notes payable carry an 8% interest rate and are convertible into common stock at various conversion rates (the "8% Convertible Notes"). In fiscal 2004, $1,125,000 these notes were adjusted to be convertible into shares of convertible, redeemable preferred stock, and such conversion was completed (see Note 12). We recorded interest expense of $316,619 related to the original conversion feature on the debt in fiscal 2003.

(c) Notes payable - buildings consist of a First Trust Deed on two buildings in California used as our headquarters bearing interest at 7.625% per annum. A final balloon payment is due in fiscal 2009. In April 2003, we defaulted on these notes payable and, in June 2004, cured such defaults. As such, at February 28, 2003, these notes payable were classified as current liabilities.

(d) Notes payable - related parties consist of two separate notes: a $1,000,000 note payable, dated December 1, 2002, which was entered into in connection with the sale of a minority interest in Aura Realty, as more fully described in our Form 10-K for the year ended February 29, 2004 as filed with the SEC (the “$1M Note”) and a $150,000 demand note, dated August 6, 2004, which was issued in exchange for a $150,000 cash advance from an employee (the $150K Note”).

The $1M Note bears interest at 12.3% per annum and is secured by a security interest in a certain note receivable. We were required to make interest only payments for the first 17 months of the term, and the $1,000,000 principal was due on May 31, 2004. We were unable to make the principal payment as demanded by the Purchasers and the note is now in default. In August 2004, one of the minority shareholders of Aura Realty filed a lawsuit against us seeking full payment of this Note.

The $150K Note includes a fixed charge of $15,000 for interest, which was recorded as interest expense in August 2004, and is secured by our accounts receivable. The holders of the Secured Notes have subordinated their security interest in our accounts receivable to allow us to grant this security interest.

(e) The litigation payable of $2,168,704 represents the legal settlements entered into by Aura with various parties. These settlements call for payment terms with 8% interest rate to the plaintiffs through fiscal 2004. We are in default with respect to payments required under these settlements.

Litigation payable of $573,847 comprises of the balance of the promissory note payable as part of the Mutual Settlement Agreement and Release. This was a litigation between Aries Group and the Company wherein the Aries Group had alleged among other things, the breach of numerous provisions of the Termination of Employment Agreements. (See Note 13).

(f) Restructured trade debt with payment terms over a three-year period with interest at 8% per annum commencing in January 2000. We are in default with respect to payments required under these restructuring agreements.

During fiscal 2003, we settled $1,456,213 of this trade debt, including accrued interest of $198,000, for $385,142. The total gain on the extinguishment of debt of $1,050,995 is reflected as an extraordinary item in the accompanying consolidated financial statements and resulted in extraordinary income per share of less than $0.01. In addition, as part of the transaction, we entered into a convertible note payable agreement with a group of investors for $307,862. This note was converted into Series A convertible preferred stock in fiscal 2004 (see Note 12).

(g) Notes payable - equipment consists of a note maturing in February 2005 with an interest rate of 8.45%.

Future maturities of notes payable at February 28, 2005 were as follows:

Year Ending February,
2006	$14,417,509

NOTE 11 - ACCRUED EXPENSES

Accrued expenses at February 28, 2005 and February 29, 2004 consisted of the following:

	2005	2004
Accrued payroll and related expenses	$352,836	$421,158
Accrued interest	856,662	726,212
Accrued severance	-	250,750
Customer advances	343,081	-
Accrued accounting fees	170,000	-
Accrued insurance	95,251	-
Other	558,516	834,109
Total	$2,376,346	$2,232,229

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Leases

At February 28, 2005, we did not have any significant long-term operating leases. Rent expense charged to operations amounted to $838,458, $412,531, and $956,951 for the years ended February 28, 2005, February 29, 2004 and February 28, 2003, respectively.

Litigation

Barovich/Chiau et. al. v. Aura Systems, Inc. et. al. (Case No. CV -95-3295).

As previously reported in our fiscal 2000 report on Form 10-K, we settled shareholder litigation in the referenced matter in January 1999. On November 20, 1999, the parties entered into an Amended Stipulation of Settlement, requiring that we make payment of $2,260,000 (plus interest) in thirty-six equal monthly installments of $70,350. On October 22, 2002, after we had failed to make certain monthly payments, Plaintiffs applied for and obtained a judgment against us for $935,350, representing the balance due. We have subsequently made only two monthly payments of $70,350 each, reducing the amount owed to $794,650 (plus interest) as of February 28, 2005. Subsequent to year end, the bankruptcy court (see footnote 18) approved the settlement of this claim in the amount of approximately $820,000, to be satisfied by the issuance of approximately 465,000 shares of common stock in the recapitalized company. Plaintiffs appealed the settlement claiming they are a secured creditor entitled to full payment in cash over a period of five years. The appellate court upheld the settlement provisions, and Plaintiffs have appealed this decision. The appeal is pending.

NOTE 13 - STOCKHOLDERS' EQUITY

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

On March 25, 2003, our Board of Directors authorized 1,500,000 shares of Series A convertible, redeemable preferred stock (the "Series A") with a par value of $0.005. Each Series A share is convertible into common stock at $0.08 per share. The Series A can be converted at the option of the holder provided that we do not exercise the mandatory conversion on any date on or after March 31, 2004. We may exercise our right to mandatory conversion provided that the current market value of our common stock equals or exceeds 120% of the then prevailing conversion price.

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

During the year ended February 29, 2004, we issued 591,110 shares of Series A:

•
57,090 of these shares were issued for cash totaling $259,500 in private offerings to various third parties at an average price of $4.55 per share of Series A or an effective average price per common share of $0.036 on an "if converted" basis;

•
522,238 of these shares were issued in conversion of $2,499,509 of principal and accrued interest of the 5% Convertible Notes (see Note 9) to various third parties at an average price of $4.79 per share of Series A or an effective average price per common share of $0.038 on an "if converted" basis; and

•
11,782 of these shares were issued in conversion of $1,178,167 of principal and accrued interest of the 8% Convertible Notes (see Note 9) to various third parties at an average price of $10.00 per share of Series A or an effective average price per common share of $0.08 on an "if converted" basis.

On March 26, 2004, our Board of Directors authorized 8,000,000 shares of Series B convertible preferred stock (the “Series B”) with a par value of $0.001. Each Series B share is convertible into common stock at $0.02 per share. The Series B can be converted at any time at the option of the holder, provided there are sufficient common shares authorized.

The Series B has a liquidation preference of $5 per share. In addition, the holders of the Series B are entitled to receive cumulative dividends at a rate of 8% per annum. Dividends are payable in arrears on the first day of each quarter, commencing 90 days after the issuance date. Dividends are payable in cash, or, at the option of a majority of the holders of the Series B, in shares of common stock.

During the year ended February 28, 2005, we issued 1,971,273 shares of Series B:

1,089,245 of these shares were issued for cash totaling $5,446,225

500,000 of these shares were issued in conversion of $2,500,000 of notes payable

91,717 of these shares were issued as part of the Mutual Settlement and Release Agreement totaling $458,583 (See Note 10 and Common Stock issuance)

290,311 of these shares were issued in settlement of liabilities totaling $1,451,555

Common Stock

At February 28, 2005 and February 29, 2004, we had 500,000,000 shares of $0.005 par value common stock authorized for issuance.

As described below, as of February 28, 2005 and February 29, 2004, we have commitments to issue, in exchange for consideration already received, approximately 22 million shares of common stock. This is in addition to outstanding stock options, warrants and convertible securities.

During the year ended February 28, 2005, we issued 8,151,324 common shares as penalty shares as part of the Mutual Settlement Agreement and Release. This was a litigation between Aries Group and the Company wherein the Aries Group had alleged among other things, the breach of numerous provisions of the Termination of Employment Agreements. (See Note 10 and Preferred stock issuance).

During the year ended February 29, 2004 we did not issue any shares of common stock.

During the year ended February 28, 2003, we issued 41,700,830 shares of common stock for cash totaling $5,694,001 in private offerings to various third party investors and issued 923,077 shares of common stock totaling $207,692 from committed stock.

During the year ended February 28, 2003, the purchasers of a minority interest in Aura Realty purchased 21,366,347 shares of our common stock for $1,493,000, an average price of $0.07 per share. During the year ended February 28, 2005 we issued 8,151,324 additional shares to the Purchasers as a result of our failure to timely file a registration statement covering such shares (see Note 4).

Debt Extinguishments and Settlements for Common Stock

During the year ended February 28, 2003, we issued 659,175 shares of common stock in satisfaction of $169,740 in liabilities and contractual obligations.

Director Stock Options

We have granted nonqualified stock options to certain directors. Options were granted at fair market value at the date of grant, vested immediately, and were exercisable at any time within a 10-year period from the date of grant.

A summary of our outstanding options and activity under the director's plan is as follows:

	Number of Shares	Weighted-Average Exercise Price
Outstanding, February 29, 2004 and February 28, 2005	450,000	$2.06 - 2.30
Exercisable, February 28, 2005	450,000	$2.06 - 2.30

Employee Stock Options

The 1989 Stock Option Plan has granted the maximum allowable number of options authorized. In March 2000, our Board of Directors adopted the 2000 Stock Option Plan, a non-qualified plan which was subsequently approved by the stockholders. The 2000 Stock Option Plan authorizes the grant of options to purchase up to 10% of our outstanding common shares.

During the year ended February 29, 2004, we:

•
issued stock options to employees to purchase 10,126,302 of our common stock, 1,876,302 of these shares were a reallocation of shares granted to employees in January 2003 that terminated their employment prior to vesting in these options.

•	issued stock options to various Board members and consultants to purchase 12,150,000 of our common stock.

Options issued to employees and employee directors were issued with an exercise price equal to the fair market value of our common stock and the value of these options were determined by the Black-Scholes model.

Activity in the employee stock option plans was as follows:

	1989 Plan		2000 Plan
	Number of Shares	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
Outstanding, February 28, 2002	5,405,000	$1.79 - 7.31	35,844,251	$0.31 - 0.64
Granted	-	$-	17,201,400	$0.24
Canceled	(4,438,000)	$1.79 - 7.31	(14,409,750)	$0.32
Outstanding, February 28, 2003	967,000	$1.79 - 7.31	38,635,901	$0.31 - 0.64
Granted	-	$-	28,676,302	$0.05 - 0.12
Canceled	(253,000)	$1.79 - 7.31	(1,911,799)	$0.08 - 0.64
Outstanding, February 29, 2004	714,000	$1.79 - 7.31	55,400,404	$0.05 - 0.64
Exercisable, February 29, 2004	714,000	$1.79 - 7.31	52,534,727	$0.05 - 0.64
Outstanding, February 28, 2005	714,000	$1.79 - 7.31	55,400.404	$0.05 - 0.64
Exercisable, February 28, 2005	714,000	$1.79 - 7.31	52,534,727	$0.05 - 0.64

The weighted-average remaining contractual life of the employee options outstanding at February 28, 2005 was 6.64 years. The exercise prices for the options outstanding at February 28, 2005 ranged from $0.05 to $7.31, and information relating to these options is as follows:

Range of Exercise Prices	Stock Options Outstanding	Stock Options Exercisable	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price of Options Outstanding	Weighted-Average Exercise Price of Options Exercisable
$0.05 - 0.35	33,891,403	31,075,726	7.59 years	$0.07	$0.08
$0.36 - 3.00	22,114,001	22,064,001	6.81 years	$0.57	$0.58
$3.01 - 7.31	109,000	109,000	3.05 years	$3.47	$3.47
	56,114,404	53,248,727

Warrants

During the year ended February 29, 2004, in connection with the Intercreditor Secured Debt financing (see Note 9), primarily as inducements to the lenders to continue to provide interim funding, we issued warrants to purchase an aggregate of 3,200,000 shares of common stock at a price per share of $0.11, exercisable through January 7, 2011. Subsequent to year-end, we issued warrants (with a net exercise feature) to purchase an aggregate of 10,209,878 shares of common stock at a price per share of $0.024 to the same lenders, again as inducements to continue to provide interim funding.

During the year ended February 28, 2003 and in relation to the Agreement entered into on December 1, 2002 (see Note 4), we issued warrants to purchase 15,000,000 shares of our common stock as incentive for the Purchasers to enter into the Agreement.

Per the Agreement, the warrants expire in five years, and the exercise prices are as follows:

•	$0.15 per share during the first 24 months after closing - $0.20 per share from the 25th month after closing

•	$0.25 per share from the 37th month after closing

We agreed to file a registration statement with the SEC within 60 days of closing under the Agreement and issued 5,500,000 additional warrants to the Purchasers during fiscal 2004 because it failed to do (see Note 4). These warrants were valued at $231,000, using the Black-Scholes pricing model, which is recorded in the accompanying fiscal 2004 financial statements as an additional loss on the sale of the minority interest in Aura Realty.

At February 29, 2004 and February 28, 2003, there were warrants outstanding to purchase 44,247,312 and 48,956,727 shares, respectively, of our common stock, exercisable at an average price of $0.44 and $0.38, respectively, per share.

As of February 29, 2004, the aggregate number of outstanding options, warrants, and common share equivalents was significantly in excess of the authorized but unissued number of shares of our common stock. Management intends to seek shareholder approval of an increase in the Company's authorized shares sufficient to satisfy all existing commitments and create available shares for potential future investments. However, such approval has not been granted. Hence, the management determined that the value of the warrants is required to be classified as a liability under the provisions of EITF 00-19 - Accounting for Derivative Financial Instruments Indexed To and Potentially Settled In a Company's Own Stock. As of February 28, 2005, we have reclassified the value of the warrants to a derivative liability amounting to $16,254,502.

Activity in issued and outstanding warrants was as follows:

	Number of Shares	Exercise Prices
Outstanding, February 28, 2002	37,605,327	$0.20 - 2.25
Issued	15,000,000	$0.15
Exercised	-	$-
Expired	-	$-
Outstanding, February 28, 2003	52,605,327	$0.15 - 2.54
Issued	11,800,000	$0.05 - 0.15
Exercised	-	$-
Expired	20,258,015	$0.20 - 0.48
Outstanding, February 29, 2004	44,247,312	$0.05 - 2.54
Issued	150,000,000	$0.02 - 0.05
Exercised	-	$-
Expired	-	-
Outstanding February 28, 2005	194,243,312	$0.02 - 2.54

NOTE 13 - INCOME TAXES

We have not incurred any income tax expense since inception. The actual tax benefit differs from the expected tax benefit computed by applying the United States federal corporate tax rate of 34% to loss before income taxes as follows for the years ended February 28, 2005 and February 29, 2004 and February 28, 2003:

	2005	2004	2003
Expected tax benefit	34.0%	34.0%	34.0%
State income taxes, net of federal benefit	6.0	6.0	6.0
Changes in valuation allowance	(40.0)	(40.0)	(40.0)
Total	-%	-%	-%

The following table summarizes the significant components of our deferred tax asset at February 28, 2005 and February 29, 2004:

	2005	2004
Deferred tax asset
Property, plant, and equipment and other	6,350,000	$6,100,000
Net operating loss carryforward	112,400,000	107,700,000
Valuation allowance	(118,750,000)	(113,800,000)
Net deferred tax asset	$-	$-

We recorded an allowance of 100% of our net operating loss carryforward due to the uncertainty of its realization.

A provision for income taxes has not been provided in these financial statements due to the net loss. At February 28, 2005, we had operating loss carryforwards of approximately $297,000,000, which expire through 2020.

NOTE 14 - EMPLOYEE BENEFIT PLANS

We sponsor two employee benefit plans: The Employee Stock Ownership Plan (the "ESOP") and a 401(k) plan. In addition, the options granted under the 1989 and 2000 Stock Option Plans are valid and subject to exercise.

The ESOP is a qualified discretionary employee stock ownership plan that covers substantially all employees. We did not make any contributions to the ESOP during the years ended February 28, 2005, February 29, 2004 and February 28, 2003.

We sponsor a voluntary, defined contribution 401(k) plan. The plan provides for salary reduction contributions by employees and matching contributions by us of 20% of the first 7% of the employees' pre-tax contributions. The matching contributions included in selling, general, and administrative expenses were $17,863, $21,253, and $44,720 for the years ended February 28, 2005, February 29, 2004 and February 28, 2003, respectively.

NOTE 15 - RELATED PARTY TRANSACTIONS

In February 2003, we entered into convertible notes payable agreements with a group of investors, which included five members of our former management. The notes payable bear interest at 8% per annum, mature at various dates, and are convertible into shares of our convertible, redeemable preferred stock at a rate of $1 for each $2.20 of convertible, redeemable preferred shares (see Note 9 and Note 18).

On December 1, 2002, we entered into a Sale and Leaseback Agreement with a group of individuals, including five individuals who were members of our former management, who separated at the end of February 2002, pursuant to which we agreed to sell Aura Realty to the Purchasers and enter into a 10-year lease of the properties owned by Aura Realty (see Note 4).

NOTE 16 - SEGMENT INFORMATION

We are a United States based company providing advanced technology products to various industries. The principal markets for our products are North America, Europe, and Asia. All of our operating long-lived assets are located in the United States. We operate in one segment.

Total net revenues from customer geographical segments are as follows for the years ended February 28, 2005, February 29, 2004 and February 28, 2003:

	2005	2004	2003
United States	$2,420,136	$1,841,325	$996,770
Canada	43,523	1,000	27,000
Europe	7,826	3,000	21,000
Asia	53,946	19,000	59,000
Total	$2,525,431	$1,864,325	$1,103,770

NOTE 17 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following tables list our quarterly financial information for the years ended February 28, 2005, February 29, 2004 and February 28, 2003:

2005

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Net revenues	$685,834	$599,443	$631,774	$608,380	$2,525,431
Gross profit	$416,836	$470,024	$377,300	$(2,400,548)	$(1,136,388)
Loss from operations	$(1,491,525)	$(3,810,130)	$(2,024,533)	$(6,489,112)	$(13,815,300)
Net income (loss)	$(2,571,476)	$(11,690,737)	$(16,504,722)	$1,966,895	$(28,800,040)
Basic and diluted loss per share	$(0.006)	$(0.027)	$(0.038)	$0.011	$(0.06)

2004

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Net revenues	$97,612	$519,679	$726,692	$520,342	$1,864,325
Gross profit	30,829	230,730	424,229	276,574	378,588
Loss from operations	(1,643,011)	(3,271,243)	(1,429,628)	(4,605,143)	(10,948,796)
Net loss	(2,225,284)	(3,536,450)	(1,886,177)	(5,936,964)	(13,584,875)
Basic and diluted loss per share	$(0.005)	$(0.008)	$(0.005)	$(0.014)	$(0.032)

2003

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Net revenues	$183,739	$272,978	$423,066	$223,987	$1,103,770
Gross profit	$102,753	$127,858	$223,912	$78,148	$532,671
Loss from operations	$(3,290,539)	$(5,219,668)	$(2,238,263)	$(2,825,208)	$(13,573,678)
Net loss	$(3,958,201)	$(5,694,039)	$(2,334,550)	$(4,154,083)	$(16,140,873)
Basic and diluted loss per share	$(0.01)	$(0.01)	$-	$(0.01)	$(0.04)

NOTE 18 - SUBSEQUENT EVENTS

Chapter 11 Reorganization.

On June 24, 2005 we filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code, in the United States Bankruptcy Court, Central District of California, (Case Number LA 05-24550-SB). We secured a Debtor in Possession (“DIP”) loan from Blue Collar Films LLC (“BCF”) for one million dollars and secured an additional $1.2 million DIP loan from AGP Lender LLC. In addition a group of individual investors provided an additional $1.16 million in DIP financing. We submitted a reorganization plan that was approved by the court and voted and approved by the DIP lenders, the secured creditors, the unsecured creditors, the shareholders and the new money investors. Under the reorganization plan (i) the secured creditor retained $2.5 million in a secured note payable over 48 months at 7% annual interest with the first payment starting 12 months after the reorganization, (ii) the Series B Preferred Stock holders received new common shares calculated by dividing the total cash invested in the Series B Placement by $3.37, (iii) the Series A Preferred Stock holders converted their 1.8 Series A Preferred Stock for one new common share, (iv) the common shareholders converted 338 of their shares for one new share, and (v) the DIP loans converted their loans into approximately 6.07 million new shares of common stock, and (vi) all the unsecured creditors received new shares of common stock valued at one share per $1.75 in claim. An additional 5.89 million shares of common stock were issued for the new money and reorganization related fees. 254,127 additional shares were issued to shareholders to settle their claims in excess of the bankruptcy court approval.

All of the outstanding litigation and disputes were settled during the bankruptcy. The real estate was sold to an unrelated third party in December 2005 for gross proceeds of $8,750,000. After satisfaction of the mortgage liabilities and payment of the costs of the sale, approximately $2.9 million was due us. From this amount, $1.9 million was paid to the minority shareholder, approximately $470,000 was used to satisfy outstanding legal bills, and the balance of $595,000 was received by the Company in March of 2006. All disputes regarding the real estate were settled.

We emerged from the Chapter 11 effective January 31, 2006.

Capital Transactions

In the year ended February 28, 2006, we issued 24,282,710 shares of common stock as follows:

-	1,134,000 shares upon conversion of $2,900,000 of secured debt
-	2,766,786 shares for administrative claims arising out of the bankruptcy filing
-	837,375 shares as penalty shares for failure to timely file a registration statement
-	4,611,247 shares in satisfaction of $8,125,939 of unsecured debt
-	1,300,172 shares in exchange for the old common stock
-	3,573,530 shares for cancelled preferred stock
-	6,065,699 shares for DIP financing
-	3,349,500 shares for new money contribution
-	644,401 shares issued for legal settlements

In the year ended February 28, 2007, we issued 4,412,928 shares of common stock for net proceeds of $3,965,156.

In the nine months ended November 30, 2007, we issued 5,614,650 shares of common stock for net proceeds of $5,377,080. We also issued 183,532 shares of common stock upon conversion of $183,532 of secured notes payable.

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

Los Angeles, California

_____________, 2008

VALUATION AND QUALIFYING ACCOUNTS - SCHEDULE II

	Balance, Beginning of Year	Additions charged to Operations	Deductions from Reserve	Balance, End of Year
Reserve for doubtful accounts (see Note 3 and 6)
February 28, 2005	$2,188,340	$86,537	$54,403	$2,220,474
February 29, 2004	$244,310	$2,042,340	$98,310	$2,188,340
February 28, 2003	$150,000	$94,310	$-	$244,310
Reserve for obsolete inventories (see Note 5)
February 28, 2005	$2,032,000	$2,006,047	$-	$4,038,047
February 29, 2004	$1,678,000	$354,000	$-	$2,032,000
February 28, 2003	$1,795,411	$-	$(117,411)	$1,678,000
Reserve for investment (see Note 8)
February 28, 2005	$2,701,579	$286,061	$-	$2,987,640
February 29, 2004	$2,522,487	$500,000	$320,908	$2,701,579
February 28, 2003	$1,822,487	$700,000	$-	$2,522,487