Form 10-Q
period 2005-05-31
AURA SYSTEMS INC
filed 2008-03-25
CIK 826253

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended May 31, 2005

Commission File Number 000-17249

AURA SYSTEMS, INC.
(Exact name of Registrant as specified in its charter)

Delaware	95-4106894
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2330 Utah Ave.
El Segundo, California 90245
(Address of principal executive offices)

Registrant's telephone number, including area code: (310) 643-5300
Former name, former address and former fiscal year, if changed since last report: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  YES ☐ NO ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

 Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Class	Outstanding at June 30, 2005
Common Stock, par value $0.005 per share	439,074,474 Shares

AURA SYSTEMS, INC. AND SUBSIDIARIES

AURA SYSTEMS, INC. AND SUBSIDIARIES

QUARTER ENDED MAY 31, 2005

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The consolidated financial statements included herein have been prepared by Aura Systems, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC").  As contemplated by the SEC under Rule 10-01 of Regulation S-X, the accompanying consolidated financial statements and footnotes have been condensed and therefore do not contain all disclosures required by accounting principles generally accepted in the United States of America.  However, the Company believes that the disclosures are adequate to make the information presented not misleading.  These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended February 28, 2005 as filed with the SEC (file number 000-17249).

AURA SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	May 31, 2005	February 28, 2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$-	$61,376
Receivables, net	337,176	637,436
Current inventories	683,460	802,003
Other current assets	581,537	696,157

Total current assets	1,602,173	2,196,972

Property and equipment, at cost	13,814,089	13,839,286
Less accumulated depreciation and amortization	7,302,397	7,250,240

Net property and equipment	6,511,692	6,588,996

Non-current inventories, net	4,532,801	4,519,809

Total assets	$12,646,666	$13,305,777

Liabilities and Stockholder's Deficit
Current liabilities:
Accounts payable	$3,771,135	$3,322,137
Notes payable	8,815,536	8,730,982
Convertible notes	5,975,344	5,686,527
Derivative liability	20,055,959	16,254,502
Accrued expenses	2,325,466	2,376,346
Deferred income	164,625	164,625

Total current liabilities	41,108,065	36,535,119

Minority interest in consolidated subsidiary	556,305	653,891

COMMITMENTS AND CONTINGENCIES	-	-
Stockholders' deficit
Series A Convertible, Redeemable Preferred stock par value $0.005 per share. 1,500,000 shares authorized, 591,110 shares issued and outstanding at May 31 and February 28, 2005	2,956	2,956
Series B Convertible, preferred stock, par value $0.005 per share, 2,675,491 and 2,650,798 shares issued and outstanding at May 31, 2005 and February 28, 2005	9,980	9,857
Common stock par value $0.005 per share and additional paid in capital. 500,000,000 shares authorized, 439,074,474 issued and outstanding at May 31 and February 28, 2005.	2,195,301	2,195,301
Committed common stock	3,102,958	3,102,958
Additional paid-in capital	316,785,992	316,662,653
Accumulated deficit	(351,114,892)	(345,856,958)

Total stockholders’ deficit	(29,017,705)	(23,883,233)

Total liabilities and stockholders’ deficit	$12,646,666	$13,305,777

See accompanying notes to these unaudited condensed consolidated financial statements.

AURA SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MAY 31, 2005 AND 2004
(Unaudited)

	2005	2004
Net Revenues	$530,703	$685,834

Cost of goods	195,052	268,998

Gross Profit	335,651	416,836

Expenses
Engineering, research and development expenses	516,669	545,630
Selling, general and administrative	1,068,909	1,362,731

Total costs and expenses	1,585,578	1,908,361

Loss from operations	(1,249,927)	(1,491,525)

Other (income) and expense
Interest expense, net	317,625	1,144,408
Change in derivative liability	3,801,457	-
Other income, net	(7,125)	(13,354)
Loss before minority interest	5,361,884	2,622,579

Minority interest in net income of consolidated subsidiary	(98,942)	(51,103)

Net Loss	$(5,262,942)	$(2,571,476)

Total basic and diluted loss per share	$(0.012)	$(0.006)

Weighted average shares used to compute basic and diluted loss per share	439,074,474	430,923,150

See accompanying notes to these unaudited condensed consolidated financial statements.

AURA SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MAY 31, 2005 AND 2004
(Unaudited)

	2005	2004

Net cash used in operations	$(789,876)	$(967,975)

Investing activities:

Payments on investor receivable	231,666	-

Financing activities:

Issuance of debt	116,928	970,000
Repayment of debt	(32,372)	(64,959)
Issuance of convertible notes	288,815	-
Net proceeds from sale of Series B preferred stock	123,463	-

Net cash provided by financing activities:	496,834	905,041

Net increase (decrease) in cash	(61,376)	(62,934)

Cash and cash equivalents at beginning of period	61,376	83,200

Cash and cash equivalents at end of period	$-	$20,266

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$90,996	$30,106
Income taxes	$0	$0

Unaudited supplemental disclosure of non-cash investing and financing activities:

During the three months ended May 31, 2004, the Company:

-	issued $108,636 of convertible notes payable in satisfaction of $108,636 in contractual obligations arising from the sale of the convertible notes payable.

See accompanying notes to these unaudited condensed consolidated financial statements.

AURA SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2005
(Unaudited)

1)  Basis of Presentation

        The condensed consolidated financial statements include the accounts of Aura Systems, Inc. and subsidiaries ("the Company").  All inter-company balances and inter-company transactions have been eliminated.

          In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (which include normal recurring adjustments) and reclassifications for comparability necessary to present fairly the financial position of Aura Systems, Inc. and subsidiaries at May 31, 2005 and the results of its operations for the three months ended May 31, 2005 and 2004.

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

2) Going Concern

          In connection with the audit of its consolidated financial statements for the year ended February 28, 2005, the Company received a report from its independent auditors that includes an explanatory paragraph describing uncertainty as to the Company’s ability to continue as a going concern.  Except as otherwise disclosed, the condensed consolidated financial statements have been prepared on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The Company’s consolidation and reduction of the scope of its operations has resulted in several writedowns of assets, which have occurred over time as the Company determines, based on its current information, that such asset is impaired.  Further writedowns may occur.

          The cash flow generated from the Company's operations to date has not been sufficient to fund its working capital needs, and the Company does not expect that current operating cash flow will be sufficient to fund its working capital needs. In the past, in order to maintain liquidity, the Company has relied upon external sources of financing, principally equity financing and private and bank indebtedness.  The Company has no bank line of credit.

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

We emerged from the Chapter 11 effective January 31, 2006.

3) Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Aura and our subsidiary, Aura Realty, Inc.. Investments in affiliated companies are accounted for by the equity or cost method, as appropriate. Significant inter-company amounts and transactions have been eliminated in consolidation.

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

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("FAS No. 123R"). FAS No. 123R requires companies to recognize in the statement of operations the grant- date fair value of stock options and other equity-based compensation issued to employees. FAS No. 123R is effective beginning in the Company's second quarter of fiscal 2006. The Company is in process of evaluating the impact of this pronouncement on its financial statements.

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

4) Inventories

          Inventories, stated at the lower of cost (first in, first out) or market, consist of the following:

	May 31, 2005	February 28, 2005
	(unaudited)
Raw materials	$3,723,345	$3,720,204
Finished goods	5,020,570	5,639,859
Reserved for potential product obsolescence	(3,527,654)	(4,038,047)

	5,216,261	5,321,812
Non-current portion	4,532,801	4,519,809

Current portion	$683,460	$802,003

          Inventories consist primarily of components and completed units for the Company's AuraGen product.

          We do not expect to realize all of our inventories within the 12-month period ending May 31, 2006.  Because of this, we have assessed the net realizability of these assets, the proper classification of the inventory, and the potential obsolescence of inventory.  The net inventories as of May 31, 2005 and February 28, 2005 which are not expected to be realized within a 12-month period have been reclassified as long term.  The Company has also recorded a reserve for obsolescence of $3,527,654 and $4,038,047 at May 31, 2005 and February 28, 2005.

5) Property, Plant & Equipment

Property, plant, and equipment at May 31, 2005 and February 28, 2005 consisted of the following:

	May 31, 2005	February 28, 2005

Land	$3,187,997	$3,187,997
Buildings	6,408,796	6,408,796
Machinery and equipment	1,773,338	1,798,485
Furniture and fixtures	2,308,023	2,308,023
Leasehold improvements	135,935	135,935

	13,814,089	13,839,286
Less accumulated depreciation and amortization	7,302,397	7,250,240

Property, plant and equipment, net	$6,511,692	$6,588,996

Depreciation and amortization expense was $22,277, for the three month period ended May 31, 2005, and $416,161 for the year ended February 28, 2005.

6) Accrued expenses

Accrued expenses at May 31, 2005 and February 28, 2005 consisted of the following:

	May 31, 2005	February 28, 2005
	(unaudited)

Accrued payroll and related expenses	$236,035	$352,836
Accrued interest	1,020,139	856,662
Customer advances	335,493	343,081
Accrued accounting fees	208,422	170,000
Accrued insurance	-	95,251
Accrued dividends	525,377	525,377
Other	-	33,139

Total	$2,325,466	$2,376,346

7) Notes Payable and Other Liabilities

          Notes payable and other liabilities consist of the following:

	May 31, 2005	February 28, 2005
	(unaudited)
Convertible notes payable (a)	$5,350,342	$5,061,527
Convertible notes payable (b)	625,000	625,000
Notes payable - buildings (c)	4,923,460	4,838,904
Note payable - related party (d)	1,149,525	1,149,525
Litigation payable (e)	2,742,553	2,742,553

	14,790,880	14,417,509
Less: current portion	14,790,880	14,417,509

Long-term portion	$-	$-

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

In connection with the Secured Notes issued in fiscal 2004, primarily as inducements to the lender to continue to provide interim funding, we agreed to issue warrants to purchase an aggregate of 3,200,000 shares of common stock at a price per share of $0.11, exercisable through January 7, 2011.  The value of these warrants was recorded as interest expense in fiscal 2004.  In April 2004, we issued additional warrants (with a net exercise feature) to purchase an aggregate of 12,369,878 shares of common stock at a price per share of $0.024 to the same lenders.  These warrants were valued at $674,158 and have been recorded as interest expense in the accompanying financial statements. As of February 28, 2005, we have reclassified the value of the warrants to a derivative liability. (See note 8)

Repayment of the Secured Notes is secured by substantially all of our assets (with limited exceptions).

Between June 1 and August 20, 2004, we received $760,000 of additional interim funding from certain holders of Secured Notes on substantially the same terms as those for the Secured Notes issued at May 31, 2004.

During the quarter ended May 31, 2005, we received $288,815 of additional interim funding from certain holders of Secured Notes on substantially the same terms as those for the Secured Notes issued at May 31, 2004.

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

During the quarter ended May 31, 2005, $116,928 in fees and late charges were added to the balance of the note.

(d)
Notes payable - related parties consist of two separate notes: a $1,000,000 note payable, dated December 1, 2002, which was entered into in connection with the sale of a minority interest in Aura Realty, and a $150,000 demand note, dated August 6, 2004, which was issued in exchange for a $150,000 cash advance from an employee of the Company (the “$150K Note”).

(e)
The litigation payable represents the legal settlements entered into by Aura with various parties.  These settlements call for payment terms with 8% interest rate to the plaintiffs through fiscal 2004. We are in default with respect to payments required under these settlements.

Litigation payable also comprises of the balance of the promissory note payable as part of the Mutual Settlement Agreement and Release. This was a litigation between Aries Group and the Company wherein the Aries Group had alleged among other things, the breach of numerous provisions of the Termination of Employment Agreements.

8) Capital

          During the quarter ended May 31, 2005, we issued 24,693 shares of Series B Convertible Preferred Stock for consideration of $123,463. We did not issue shares of Common Stock or Preferred Stock during the quarter ended May 31, 2004.

          In April 2004, we issued additional warrants (with a net exercise feature) to purchase an aggregate of 12,369,878 shares of common stock at a price per share of $0.024 to the lenders under the Secured Notes (see Note 7) primarily as an inducement to the lender to continue to provide interim funding.  These warrants were valued at $674,158 and have been recorded as interest expense in the accompanying financial statements.

Warrants

As of February 29, 2004, the aggregate number of outstanding options, warrants, and common share equivalents was significantly in excess of the authorized but unissued number of shares of our common stock. Management intends to seek shareholder approval of an increase in the Company's authorized shares sufficient to satisfy all existing commitments and create available shares for potential future investments. However, such approval has not been granted. Hence, the management determined that the value of the warrants is required to be classified as a liability under the provisions of EITF 00-19 - Accounting for Derivative Financial Instruments Indexed To and Potentially Settled In a Company's Own Stock. As of February 28, 2005, we have reclassified the value of the warrants to a derivative liability. The derivative liability as of May 31, 2005 amounted to $20,055,959.

Activity in issued and outstanding warrants was as follows:

	Number of Shares	Exercise Prices
Outstanding, February 28, 2004	44,247,312	$0.05 - 2.54
Issued	150,000,000	$0.05 - 0.15
Exercised	-	$-
Expired	-	$-
Outstanding, February 29, 2005	194,243,312	$0.02 - 2.54
Issued	-	$-
Exercised	-	$-
Expired	-	$-
Outstanding May 31, 2005	194,243,312	$0.02 - 2.54

9) Significant Customers

          In the three months ended May 31, 2005, we sold AuraGen related products to two significant customers for a total of approximately $117,752 or 22% of net revenues.  These customers are not related to or affiliated with the Company.

          At May 31, 2005, we held accounts receivable from two of these significant customers for a total of approximately $98,000 or 22% of net receivables.  None of these customers are related to or affiliated with us.

10) Contingencies

          We are engaged in certain material legal proceedings. Provisions have been made in the financial statements for all judgments and settlements noted therein, and as otherwise stated in such discussion.

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

Moshe and Maimon Litigation

In the first quarter of fiscal 2006, we filed a suit against Yair Ben Moshe and David Maimon, Aura Systems, Inc. vs. David Maimon and Yair Ben Moshe, to enforce their Series B Placement subscription obligations in the amount of approximately $3.2 million. The failure by Yair Ben Moshe and David Maimon to pay the Series B placement subscription price when required by the terms of their promissory notes caused severe financial pressure on us that triggered numerous payment demands which we were unable to meet. The suit was dismissed during the bankruptcy proceedings as part of a settlement agreement.

Chapter 11 Reorganization

On June 24, 2005, we filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court, Central District of California, (Case Number LA 05-24550-SB). The filing of the bankruptcy proceeding acted as an automatic stay of all pending litigation as of the filing date without further approval of the Bankruptcy Court. We continued our day-to-day business operations as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code until we emerged from Chapter 11 under a Plan of Reorganization effective January 31, 2006.

Other Litigation

During the three months ended May 31, 2005, we were engaged in numerous legal actions by creditors seeking payment of sums owed. Actions by the parties to these obligations to enforce their rights to collect the amounts due could require us to cease operations. Our filing of the Chapter 11 bankruptcy proceeding in June 2005 acted as an automatic stay of all pending litigation as of the filing date without further approval of the Bankruptcy Court.

11) Subsequent events

On June 24, 2005 we filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code, in the United States Bankruptcy Court, Central District of California, (Case Number LA 05-24550-SB). We secured a Debtor in Possession (“DIP”) loan from Blue Collar Films LLC (“BCF”) for one million dollars and secured an additional $1.2 million DIP loan from AGP Lender LLC. In addition a group of individual investors provided an additional $1.16 million in DIP financing. We submitted a reorganization plan that was approved by the court and voted and approved by the DIP lenders, the secured creditors, the unsecured creditors, the shareholders and the new money investors. Under the reorganization plan (i) the secured creditor retained $2.5 million in a secured note payable over 48 months at 7% annual interest with the first payment starting 12 months after the reorganization, (ii) the Series B Preferred Stock holders received new common shares calculated by dividing the total cash invested in the Series B Placement by $3.37, (iii) the Series A Preferred Stock holders converted their 1.8 Series A Preferred Stock for one new common share, (iv) the common shareholders converted 338 of their shares for one new share, and (v) the DIP loans converted their loans into approximately 6.07 million new shares of common stock, and (vi) all the unsecured creditors received new shares of common stock valued at one share per $1.75 in claim. An additional 5.89 million shares of common stock were issued for the new money and reorganization related fees. 254,127 additional shares were issued to shareholders to settle their claims in excess of the bankruptcy court approval.All of the outstanding litigation and disputes were settled during the bankruptcy. In December, 2005, we sold the buildings owned by Aura Realty to an unrelated third party for total consideration of $8,750,000. In conjunction with the sale, all outstanding claims related to the buildings were settled. After satisfying the mortgage liability, including late fees and penalties, with the lender, there were net proceeds of $2,898,657 due to us from the sale. Of this amount, $1,900,000 was used to settle claims with the minority shareholders, $595,000 was received by us in March of 2006, and the balance was used to pay legal fees and miscellaneous expenses associated with the sale, pursuant to the Court order approving the settlement and mutual release agreement.

We emerged from the Chapter 11 effective January 31, 2006.

Capital Transactions

In the year ended February 28, 2006, we issued 24,282,710 shares of common stock as follows:

•	1,134,000 shares upon conversion of $2,900,000 of secured debt

•	2,766,786 shares for administrative claims arising out of the bankruptcy filing

•	837,375 shares as penalty shares for failure to timely file a registration statement

•	4,611,247 shares in satisfaction of $8,125,939 of unsecured debt

•	1,300,172 shares in exchange for the old common stock

•	3,573,530 shares for cancelled preferred stock

•	6,065,699 shares for DIP financing

•	3,349,500 shares for new money contribution

•	644,401 shares issued for legal settlements

In the year ended February 28, 2007, we issued 4,412,928 shares of common stock for net proceeds of $3,965,156.

In the nine months ended November 30, 2007, we issued 5,614,650 shares of common stock for net proceeds of $5,377,08. We also issued 183,532 shares of common stock upon conversion of $183,532 of secured notes payable.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          This Form 10-Q report may contain forward-looking statements which involve risks and uncertainties.  Such forward-looking statements include, but are not limited to, statements regarding future events and the Company’s plans and expectations.  The Company’s actual results may differ significantly from the results discussed in forward-looking statements as a result of a number of risks and uncertainties, including our ability to obtain positive cash flow from operations, our ability to obtain additional financing to fund our operations, our ability to restructure the terms of our existing indebtedness, and our ability to increase the demand for our products. The Company expressly disclaims any obligations or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations or any events, conditions or circumstances on which any such statement is based, except to the extent required by law.

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

We have not yet achieved a level of AuraGen® sales sufficient to generate positive cash flow. Accordingly, we have depended on repeated infusions of cash in order to maintain liquidity as we have sought to develop sales. During fiscal 2002 through fiscal 2004, we substantially reduced our internal staffing due to the slower-than-anticipated level of AuraGen® sales. We also suspended substantially all research and development activities. We continued to downscale our operations in fiscal 2005.

In September 2004, we entered into agreements with a group of investors and holders of secured debt in order to recapitalize the company. These agreements are referred to as the "2004 Recapitalization Transactions." Completion of the 2004 Recapitalization Transactions was intended to provide us with a more stable financial condition by infusing new capital of up to $ 15 million through the sale of units comprising Series B Preferred Stock and common stock warrants, conversion of $3.5 of secured debt into Series B Preferred Stock and warrants and extension of the maturity of the remaining secured debt to August 2005, and the settlement of legal claims with former management. Some of the investors who agreed to purchase Series B units failed to pay the subscription price when due in 2006, leaving more than $3 million of subscriptions unpaid as of May 31, 2005. This shortfall triggered defaults in other financial obligations. Accordingly, subsequent to the end of fiscal 2005, in June 2005 we filed for protection under Chapter 11 of the U.S. Bankruptcy Code. We continued our day-to-day operations as a “debtor-in-possession under the supervision of the Bankruptcy Court, and emerged on January 31, 2006 under a plan of reorganization.

Our financial statements included in this report have been prepared on the assumption that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, as a result of our losses from operations and default on certain of our obligations (see Note 2 and Note 7 to the Consolidated Financial Statements), there is substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from our possible inability to continue as a going concern.

Our ability to continue as a going concern is dependent upon the successful achievement of profitable operations, the restructuring of our financial obligations, and the ability to generate sufficient cash from operations and obtain financing resources to meet our obligations. There is no assurance that such efforts will be successful.

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

Results of Operations

          For the three month period ended May 31, 2005

           Our net loss for the three months ended May 31, 2005 (the "First Quarter FY2006") was $5,262,942 compared to a net loss of $2,571,476 for the three months ended May 31, 2004 (the "First Quarter FY2005"). Net operating revenues and gross profit were $530,703 and $335,651 respectively, in the First Quarter FY2006 and $685,834 and $416,836, respectively, in First Quarter FY2005.

          Net revenues for the First Quarter FY2006 decreased to $530,703 from $685,834 in the First Quarter FY2005.  This represents a decrease of $155,131 (23%) from the First Quarter FY2005 and is primarily a result of our deteriorating financial condition.

          Cost of goods decreased to $195,052 in the First Quarter FY2006 from $268,998, a decrease of $73,946, (27%), in the First Quarter FY2005. This is attributable to the lower sales volume.

          Engineering, research and development expenses decreased by $28,961 (5%), to $516,669 in the First Quarter FY2006 from $545,630 in the First Quarter FY2005. The Company also reduced its research and development activities throughout fiscal 2004 and 2005 and expects these efforts to continue at or below this reduced level for the foreseeable future.

          Selling, general and administrative ("SG&A") expenses decreased to $1,068,909 in the First Quarter FY2006 from $1,362,731 in the First Quarter FY2005; a decrease of $293,822 (22%), due primarily as a result of the continued reduction in our workforce due to our deteriorating financial condition.

          Net interest expense for the First Quarter FY2006 decreased $826,783 to $317,625 from $1,144,408 in the First Quarter FY2005 due principally to the recording of $674,178 of expense representing value of warrants issued to those lenders (see Financial Position, Liquidity and Capital Resources); in First Quarter FY2005.

We recorded an expense of $3,801,457 for the First Quarter FY2006, as a change in liability for warrants that are exercisable, but for which there are not sufficient shares authorized. There was no comparable expense in the prior year period.

Critical Accounting Policies and Estimates

          Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements requires management to make estimates and disclosures on the date of the financial statements. On an on-going basis, we evaluate our estimates, including, but not limited to, those related to revenue recognition. We use authoritative pronouncements, historical experience and other assumptions as the basis for making judgments. Actual results could differ from those estimates. We believe that the following critical accounting policies affect our more significant judgments and estimates in the preparation of our consolidated financial statements.

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

Valuation of Long-Lived Assets

          Long-lived assets, consisting primarily of property and equipment, comprise a significant portion of our total assets.  Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying values may not be recoverable. Recoverability of assets is measured by a comparison of the carrying value of an asset to the future net cash flows expected to be generated by those assets. Net cash flows are estimated based on expectations as to the realizability of the asset. Factors that could trigger a review include significant changes in the manner of an asset’s use or our overall strategy.

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

          When we determine that an asset is impaired, we measure any such impairment by discounting an asset’s realizable value to the present using a discount rate appropriate to the perceived risk in realizing such value. When we determine that an impaired asset has no foreseeable realizable value, we write such asset down to zero.

Liquidity and Capital Resources

We continue to experience acute liquidity challenges as of May 31, 2005.  We had cash of approximately $-0- and $61,000 at May 31 and February 28, 2005, respectively.  For the three months ended May 31, 2005 and the year ended February 28, 2005, we incurred a net loss of $5,262,942 and $28,800,040 respectively, on net revenues of $530,703 and $2,525,431, respectively.  We had working capital deficiencies at May 31 and February 28, 2005 of $39,505,892 and $34,338,147, respectively.  These conditions, combined with our historical operating losses, raise substantial doubt as to our ability to continue as a going concern.

          The cash flow generated from our operations to date has not been sufficient to fund our working capital needs, and we cannot predict when, or if, operating cash flow will be sufficient to fund our working capital needs. In the past, in order to maintain liquidity we have relied upon external sources of financing, principally equity financing and private and bank indebtedness. We have no bank line of credit.

In September 2004, we entered into agreements with a group of investors and holders of secured debt in order to recapitalize the company (the "2004 Recapitalization Transactions"). Completion of the 2004 Recapitalization Transactions was intended to provide us with a more stable financial condition by infusing new capital of up to $15 million through the sale of units comprising Series B Preferred Stock and common stock warrants, conversion of $3.5 of secured debt into Series B Preferred Stock and warrants and extension of the maturity of the remaining secured debt to August 2005, and the settlement of legal claims with former management. Some of the investors who agreed to purchase Series B units failed to pay the subscription price when due in 2006, leaving more than $3 million of subscriptions unpaid as of May 31, 2005. Without sufficient funds to operate, the inability to collect funding from the Series B investors in a timely manner, creditors aggressively pursuing the company, and the inability to mount an adequate funding effort, the company determined that filing for protection under the U.S. bankruptcy laws was the only way to preserve the going concern value of the company. Accordingly, in June 2005 we filed for protection under Chapter 11 of the U.S. Bankruptcy Code and continued its day-to-day operations as a debtor in possession, under the supervision of the Bankruptcy Court. For information regarding defaults under our financial obligations, see “Part II, Item 3, “Defaults Under Senior Securities,” Note 7 to the Condensed Consolidated Financial Statements included elsewhere in this Report, and our Report on Form 8-K filed on June 30, 2005.

At the time of our bankruptcy filing we were generating approximately $180,000 of monthly revenue and had approximately $500,000 of monthly operating expenses, with no cash reserves. Substantially all of our assets, including our operating revenues, were encumbered by liens in favor of a group of secured lenders. Therefore, our ability to continue to operate during the Chapter 11 proceeding was dependent upon its ability to use its operating revenue to pay expenses and to obtain “debtor-in-possession” financing.

Accordingly, through agreements reached by us with the secured lenders and a new lender, Blue Collar Films, Inc., and the approval of the Bankruptcy Court on July 27, 2005, we borrowed $1 million from Blue Collar Films, Inc., which loan was secured by our assets. The loan bears interest at the rate of 17.5% and is repayable on June 30, 2006. Under the terms of the loan, the loan proceeds were reduced by a loan fee of $170,000. The lender was also granted the right to convert the loan into common stock during the loan term at a 20% discount to the then prevailing market price.

Our ability to continue as a going concern is dependent upon the successful achievement of profitable operations, the restructuring of our financial obligations and the ability to generate sufficient cash from operations and obtain financing resources to meet our obligations. There is no assurance that such efforts will be successful.

          At May 31, 2005, we had accounts receivable, net of allowance for doubtful accounts, of $337,176 compared to $637,436 at February 28, 2005.

          There was no spending for property and equipment in the First Quarter FY2006 or the First Quarter FY2005.  We have no material capital project that would require funding. Our current plant and equipment is sufficient to support our current level of sales.

          Debt repayments of $32,372 were made in First Quarter FY2006 as compared to $64,959 in First Quarter FY2005.

Capital Transactions

  During the quarter ended May 31, 2005, we issued 24,693 shares of Series B Convertible Preferred Stock for consideration of $123,463. We did not issue shares of Common Stock or Preferred Stock during the quarter ended May 31, 2004.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

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

As we anticipate needing to use the cash we hold within a short period, we have it invested it in money market accounts, and we do not expect that the amount of fluctuation in interest rates will expose us to any significant risk due to market fluctuation.

ITEM 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit, is recorded, processed, summarized and reported, within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures. Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures and have concluded, as of May 31, 2005, that they were not effective in view of our delinquent filing.

As of May 31, 2005, we did not have adequate financial resources to engage our outside auditors and ensure the timely filing of Form 10-K for the fiscal year ended February 28, 2005, as disclosed in Form 12b-25 filed with the SEC on May 26, 2005. In June 2005 we were forced to seek protection from creditors under Chapter 11 of the U.S. Bankruptcy Code.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended May 31, 2005, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

Chapter 11 Reorganization

On June 24, 2005, we filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court, Central District of California, (Case Number LA 05-24550-SB). The filing of the bankruptcy proceeding acted as an automatic stay of all pending litigation as of the filing date without further approval of the Bankruptcy Court. We continued our day-to-day business operations as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code until it emerged from Chapter 11 under a Plan of Reorganization effective January 31, 2006.

Other Litigation

During the three months ended May 31, 2005, we were engaged in numerous legal actions by creditors seeking payment of sums owed. Actions by the parties to these obligations to enforce their rights to collect the amounts due could require us to cease operations. Our filing of the Chapter 11 bankruptcy proceeding in June 2005 acted as an automatic stay of all pending litigation as of the filing date without further approval of the Bankruptcy Court.

 ITEM 2. Changes in Securities

          For a discussion of unregistered sales of securities during the quarter ended May 31, 2005, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

          All of the sales of unregistered securities were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 as these offerings were a private placement to a limited number of accredited investors without public solicitation or advertising.

ITEM 3. Defaults on Senior Securities

Our filing of our voluntary petition for relief under the Bankruptcy Code discussed in Item 1 of Part II of this report was an event which triggered the acceleration of material direct financial obligations of the Company. These obligations included principally approximately $5.35 million of secured convertible notes. For additional information regarding this indebtedness, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Note 7 to the Condensed Consolidated Financial Statements included elsewhere in this Report, and the Company’s Report on Form 8-K filed on June 30, 2005.

ITEM 6.  Exhibits and Reports on Form 8-K

a. Exhibits:

31.1	Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

31.2	Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

b.  Reports on Form 8-K:

1.
On March 25, 2005, we filed a Current Report on Form 8-K under (i) Item 5.02 to report the resignation of four directors from the Board of Directors, and (ii) Item 1.01 to report employment agreements with the chief financial officer and a vice president.

2.	On April 6, 2005, we filed a Current Report on Form 8-K under Item 5.02 to report the resignation of a director from the Board of Directors.

3.	On April 15, 2005, we filed a Current Report on Form 8-K under Item 5.02 to report the removal of a director from the Board of Directors pursuant to action by holders of the Series B Preferred Stock.

4.
On May 2, 2005, we filed a Current Report on Form 8-K under (i) Item 5.01 to report changes in control of the Company, and (ii) Item 5.02 to report the termination of our chief operating officer and the election of two new directors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AURA SYSTEMS, INC.
(Registrant)
Date: March __, 2008
By:	/s/ Mevin Gagerman

Melvin Gagerman Acting Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)