Form 10-Q
period 2005-08-31
AURA SYSTEMS INC
filed 2008-03-25
CIK 826253

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended August 31, 2005	Commission File Number 000-17249

AURA SYSTEMS, INC.
(Exact name of Registrant as specified in its charter)

Delaware	95-4106894
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

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

Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Class	Outstanding at September 30, 2005

Common Stock, par value $0.005 per share	439,074,474 Shares

AURA SYSTEMS, INC. AND SUBSIDIARIES

AURA SYSTEMS, INC. AND SUBSIDIARIES

QUARTER ENDED AUGUST 31, 2005

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The consolidated financial statements included herein have been prepared by Aura Systems, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). As contemplated by the SEC under Rule 10-01 of Regulation S-X, the accompanying consolidated financial statements and footnotes have been condensed and therefore do not contain all disclosures required by accounting principles generally accepted in the United States of America. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended February 28, 2005, as filed with the SEC (file number 000-17249).

AURA SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	August 31, 2005	February 28, 2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$212,808	$61,376
Receivables, net	255,658	637,436
Current inventories	564,723	802,003
Other current assets	529,863	696,157

Total current assets	1,563,052	2,196,972

Property and equipment, at cost	13,787,996	13,839,286
Less accumulated depreciation and amortization	7,354,317	7,250,240

Net property and equipment	6,433,679	6,588,996

Non-current inventories	4,655,060	4,519,809

Total assets	$12,651,791	$13,305,777

Liabilities and Stockholder's Deficit
Current liabilities:
Accounts payable	$3,892,128	$3,322,137
Notes payable	9,876,110	8,730,982
Convertible notes	5,975,345	5,686,527
Derivative liability	100,072	16,254,502
Accrued expenses	2,739,245	2,376,346
Deferred income	164,625	164,625

Total current liabilities	22,747,525	36,535,119

Minority interest in consolidated subsidiary	481,475	653,891

COMMITMENTS AND CONTINGENCIES
Stockholders' deficit
Series A Convertible, Redeemable Preferred stock par value $0.005 per share and additional paid in capital. 1,500,000 shares authorized, 591,110 shares issued and outstanding at August 31 and February 28, 2005	2,956	2,956
Series B Convertible, preferred stock, par value $0.005 per share, 2,675,491 and 2,650,798 shares issued and outstanding at August 31, 2005 and February 28, 2005	9,980	9,857
Common stock par value $0.005 per share and additional paid in capital. 500,000,000 shares authorized, 439,074,474 issued and outstanding at August 31 and February 28, 2005.	2,195,301	2,195,301
Committed common stock	3,102,958	3,102,958
Additional paid-in capital	316,785,992	316,662,653
Accumulated deficit	(332,674,396)	(345,856,958)

Total stockholders’ deficit	(10,577,209)	(23,883,233)

Total liabilities and stockholders’ deficit	$12,651,791	$13,305,777

See accompanying notes to these unaudited condensed consolidated financial statements.

AURA SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND SIX MONTHS ENDED AUGUST 31, 2005 AND 2004
(Unaudited)

	Three Months		Six Months
	2005	2004	2005	2004
Net Revenues	$274,007	$599,443	$804,710	$1,285,277

Cost of goods	102,058	129,419	297,110	398,417

Gross Profit	171,949	470,024	507,600	886,860

Expenses
Engineering, research and development expenses	270,137	633,498	786,806	1,179,128
Selling, general and administrative	1,138,962	1,557,898	2,207,871	2,920,629
Litigation settlements	-	2,088,758	-	2,088,758
Total costs and expenses	1,409,099	4,280,154	2,994,677	6,188,515

Loss from operations	(1,237,150)	(3,810,130)	(2,487,077)	(5,301,655)

Other (income) and expense
Interest expense, net	402,025	7,848,415	719,650	8,992,823
Change in warrant liability	(19,955,887)	-	(16,154,430)	-
Other (income) expense, net	(55,317)	(14,941)	(62,442)	(28,295)
Income (Loss) before minority interest	18,372,029	(11,643,604)	13,010,145	(14,266,183)

Minority interest in net income of consolidated subsidiary	(73,473)	47,133	(172,415)	(3,970)

Net Income (Loss)	$18,445,502	$(11,690,737)	$13,182,560	$(14,262,213)

Basic and diluted income (loss) per share
Total basic and diluted income (loss) per share	$0.04	$(0.027)	$0.03	$(0.033)
Weighted average shares used to compute basic and diluted income (loss) per share	439,074,474	430,923,150	439,074,474	430,923,150

See accompanying notes to these unaudited condensed consolidated financial statements.

AURA SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED AUGUST 31, 2005 AND 2004
(Unaudited)

	2005	2004

Net cash used in operations	$(1,637,642)	$	(1,845,176)

Investing activities:
Payments on investor receivable	231,666		—

Financing activities:
Debtor in possession financing	1,090,476		-
Issuance of debt	116,928		150,000
Repayment of debt	(62,274)		(93,995)
Issuance of convertible notes	288,815		1,730,000
Net proceeds from sale of Series B preferred stock	123,463		—
Net cash provided by financing activities:	1,557,408		2,174,973

Net increase (decrease) in cash	151,432		(59,171)
Cash and cash equivalents at beginning of period	61,376		83,200
Cash and cash equivalents at end of period	$212,808		$24,029

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$184,462		$164,027
Income Tax	$-		$-

Unaudited supplemental disclosure of noncash investing and financing activities:

During the six months ended August 31, 2004, we:

•	issued $124,810 of convertible notes payable in satisfaction of $124,810 in contractual obligations arising from the sale of the convertible notes payable.

See accompanying notes to these unaudited condensed consolidated financial statements.

AURA SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2005
(Unaudited)

1)  Basis of Presentation

          The condensed consolidated financial statements include the accounts of Aura Systems, Inc. and subsidiaries ("the Company").  All inter-company balances and inter-company transactions have been eliminated.

          In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (which include normal recurring adjustments) and reclassifications for comparability necessary to present fairly the financial position of Aura Systems, Inc. and subsidiaries at August 31, 2005 and the results of its operations for the six months ended August 31, 2005 and 2004.

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

4) Inventories

          Inventories, stated at the lower of cost (first in, first out) or market, consist of the following:

	August 31, 2005	February 28, 2005
	(unaudited)
Raw materials	$3,741,844	$3,720,204
Finished goods	5,001,366	5,639,859
Reserved for potential product obsolescence	(3,523,427)	(4,038,047)

	5,219,783	5,321,812
Non-current portion	4,655,060	4,519,809

Current portion	$564,723	$802,003

          Inventories consist primarily of components and completed units for the Company's AuraGen product.

          We do not expect to realize all of our inventories within the 12-month period ending August 31, 2006.  Because of this, we have assessed the net realizability of these assets, the proper classification of the inventory, and the potential obsolescence of inventory.  The net inventories as of August 31, 2005 and February 28, 2005 which are not expected to be realized within a 12-month period have been reclassified as long term.  The Company has also recorded a reserve for obsolescence of $3,523,427 and $4,038,047 at August 31, 2005 and February 28, 2005.

5) Property, Plant & Equipment

Property, plant, and equipment at August 31, 2005 and February 28, 2005 consisted of the following:

	August 31, 2005	February 28, 2005

Land	$3,187,997	$3,187,997
Buildings	6,408,796	6,408,796
Machinery and equipment	1,747,245	1,798,485
Furniture and fixtures	2,308,023	2,308,023
Leasehold improvements	135,935	135,935

	13,787,996	13,839,286
Less accumulated depreciation and amortization	7,354,317	7,250,240

Property, plant and equipment, net	$6,433,679	$6,588,996

Depreciation and amortization expense was $42,257, for the six month period ended August 31, 2005, and $416,161 for the year ended February 28, 2005.

6) Accrued expenses

Accrued expenses at August 31, 2005 and February 28, 2005 consisted of the following:

	August 31, 2005	February 28, 2005

Accrued payroll and related expenses	$217,455	$352,836
Accrued interest	1,209,260	856,662
Customer advances	335,208	343,081
Accrued accounting fees	233,963	170,000
Accrued insurance	-	95,251
Accrued dividends	525,377	525,377
Other	217,982	33,139

Total	$2,739,245	$2,376,346

7) Notes Payable and Other Liabilities

          Notes payable and other liabilities consist of the following:

	August 31, 2005	February 28, 2005
	(unaudited)
Convertible notes payable (a)	$5,350,342	$5,061,527
Convertible notes payable (b)	625,000	625,000
Notes payable - buildings (c)	4,893,558	4,838,904
Note payable - related party (d)	1,149,525	1,149,525
Litigation payable (e)	2,742,553	2,742,553
Notes payable - debtor in possession	1,090,476	-

	15,851,455	14,417,509
Less: current portion	15,851,455	14,417,509

Long-term portion	$-	$-

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

Between June 1 and August 20, 2004, we received $760,000 of additional interim funding from certain holders of Secured Notes on substantially the same terms as those for the Secured Notes issued at May 31, 2004.).

During the six months ended August 31, 2005, we received $288,817 of additional interim funding from certain holders of Secured Notes on substantially the same terms as those for the Secured Notes issued at May 31, 2004.

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

During the period ended August 31, 2005, $116,928 in fees and late charges were added to the balance of the note.

(d)
Notes payable - related parties consist of two separate notes: a $1,000,000 note payable, dated December 1, 2002, which was entered into in connection with the sale of a minority interest in Aura Realty, as more fully described in our Form 10-K for the year ended February 28, 2005 as filed with the SEC (the “$1M Note”) and a $150,000 demand note, dated August 6, 2004, which was issued in exchange for a $150,000 cash advance from an employee of the Company (the “$150K Note”).

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

8) Capital

          During the six months ended August 31, 2005, we issued 24,693 shares of Series B Convertible Preferred Stock for consideration of $123,463. We did not issue shares of Common Stock or Preferred Stock during the six months ended August 31, 2004.

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

Warrants

As of February 29, 2004, the aggregate number of outstanding options, warrants, and common share equivalents was significantly in excess of the authorized but unissued number of shares of our common stock. Management intends to seek shareholder approval of an increase in the Company's authorized shares sufficient to satisfy all existing commitments and create available shares for potential future investments. However, such approval has not been granted. Hence, the management determined that the value of the warrants is required to be classified as a liability under the provisions of EITF 00-19 - Accounting for Derivative Financial Instruments Indexed To and Potentially Settled In a Company's Own Stock. As of February 28, 2005, we have reclassified the value of the warrants to a derivative liability. The derivative liability as of August 31, 2005 amounted to $100,072.

Activity in issued and outstanding warrants was as follows:

	Number of Shares	Exercise Prices
Outstanding, February 28, 2004	44,247,312	$0.05 - 2.54
Issued	150,000,000	$0.05 - 0.15
Exercised	-	$-
Expired	-	$-
Outstanding, February 29, 2005	194,243,312	$0.02 - 2.54
Issued	-	$-
Exercised	-	$-
Expired	-	$-
Outstanding August 31, 2005	194,243,312	$0.02 - 2.54

9) Significant Customers

In the six months ended August 31, 2005, we had no customers that exceeded 10% of our sales.

In the six months ended August 31, 2004, we sold AuraGen related products to one significant customer for a total of approximately $440,000, or 34% of net revenues. This customer is not related to or affiliated with us.

At August 31, 2004, we held accounts receivable from three significant customers for a total of approximately $145,000, or 59% of net receivables. None of these customers are related to or affiliated with us.

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

Moshe and Maimon Litigation

In the first quarter of the fiscal year 2006, we filed a suit against Yair Ben Moshe and David Maimon, Aura Systems, Inc. vs. David Maimon and Yair Ben Moshe, to enforce their Series B Placement subscription obligations in the amount of approximately $3.2 million. The failure by Yair Ben Moshe and David Maimon to pay the Series B placement subscription price when required by the terms of their promissory notes caused severe financial pressure on us that triggered numerous payment demands which we were unable to meet. The suit was dismissed during the bankruptcy proceedings as part of a settlement agreement.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q report may contain forward-looking statements which involve risks and uncertainties.  Such forward-looking statements include, but are not limited to, statements regarding future events and our plans and expectations.  Our actual results may differ significantly from the results discussed in forward-looking statements as a result of a number of risks and uncertainties, including our ability to obtain positive cash flow from operations, our ability to obtain additional financing to fund our operations, our ability to restructure the terms of our existing indebtedness, and our ability to increase the demand for our products. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations or any events, conditions or circumstances on which any such statement is based, except to the extent required by law.

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

Results of Operations

For the three and six month periods ended August 31, 2005

We had income for the six months ended August 31, 2005 (the “Six Months FY2006”) of $13,182,560 compared to a net loss of $14,262,213 for the six months ended August 31, 2004 (the “Six Months FY2005”). Net operating revenues and gross profit were $804,710 and $507,600, respectively, in the Six Months FY2006 and $1,285,277 and $886,860, respectively, in Six Months FY2005.

Our net income for the three months ended August 31, 2005 (the “Second Quarter FY2006”) was $18,455,502 compared to a net loss of $11,690,737 for the three months ended August 31, 2004 (the “Second Quarter FY2005”). Net operating revenues and gross profit were $274,007 and $171,949 respectively, in the Second Quarter FY2006 and $599,443 and $470,024 respectively, in Second Quarter FY2005.

Net revenues for the Six Months FY2006 of $804,710 represent a decrease of $480,567 (37%) from $1,285,277 in the Six Months FY2005. Net revenues for the Second Quarter FY2006 of $274,007 represent a decrease of $325,436 (54%) from $599,443 in the Second Quarter FY2005. This decline is primarily a result of slowing sales due to our deteriorating financial condition.

Cost of goods decreased to $297,110 for the Six Months FY2006 from $398,417 in the Six Months FY2005; a $101,307 (25%) decrease. Cost of goods decreased to $102,058 in the Second Quarter FY2006 from $129,419 in the Second Quarter FY2005, a $27,361 (21%) decrease.

Engineering, research and development expenses decreased by $392,322 (33%) to $786,806 in the Six Months FY2006 from $1,179,128 in the Six Months FY2005 and by $363,361 (57%) to $270,137 in the Second Quarter FY2006 from $633,498 in the Second Quarter FY2005. The Company also reduced its research and development activities throughout fiscal 2004 and 2005 and expects these efforts to continue at or below this reduced level at least through the Third Quarter of fiscal 2006.

Selling, general and administrative (“SG&A”) expenses decreased to $2,207,871 in the Six Months FY2006 from $2,920,629 in the Six Months FY2005; a decrease of $712,758 (24%) and decreased to $1,138,962 in the Second Quarter FY2006 from $1,557,898 in the Second Quarter FY2005; a decrease of $418,936 (27%). This is primarily a result of continued reductions in our workforce due to our deteriorating financial condition.

For the six months FY2006, we recorded income of $16,154,430 as a change in liability for warrants that are exercisable, but for which there are not sufficient shares authorized. There was no comparable income in the prior year period.

Litigation settlement expense was $2,088,758 in the Second Quarter FY2005 and arose from the settlement of various litigation against the Company and certain of its officers by members of our former management and others, approximately $1,500,000 of this expense arose from valuations of the warrants, options and Series B units issued as part of the settlement. There was no comparable expense in the Six Months ended August 31, 2005.

Net interest expense for the Six Months FY2006 decreased $8,273,173 to $719,650 from $8,992,823 in the Six Months FY2005 due principally to the recording of $7,450,925 of expense related to the beneficial conversion feature and warrants to be issued upon conversion of the Secured Notes and $674,158 of expense representing the value of warrants issued to those lenders (see Financial Position, Liquidity and Capital Resources).

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements requires management to make estimates and disclosures on the date of the financial statements. On an on-going basis, we evaluate our estimates, including, but not limited to, those related to revenue recognition. We use authoritative pronouncements, historical experience and other assumptions as the basis for making judgments. Actual results could differ from those estimates. We believe that the following critical accounting policies affect its more significant judgments and estimates in the preparation of its consolidated financial statements.

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

Inventory Valuation and Classification

Inventories consist primarily of components and completed units for our AuraGen® product. Inventories are valued at the lower of cost (first-in, first-out) or market. Provision is made for estimated amounts of current inventories that will ultimately become obsolete due to changes in the product itself or vehicle engine types that go out of production. Due to continuing lower than projected sales, we are holding inventories in excess of what we expect to sell in the next fiscal year. The net inventories which are not expected to be realized within a 12-month period based on current sales forecasts have been reclassified as long term. Management believes that existing inventories can, and will, be sold in the future without significant costs to upgrade it to current models and that the valuation of the inventories, classified both as current and long-term assets, accurately reflects the realizable values of these assets. The AuraGen® product being sold currently is not technologically different from those in inventory. Existing finished goods inventories can be upgraded to the current model with only a small amount of materials and manpower. We make these assessments based on the following factors: i) existing orders, ii) age of the inventory, iii) historical experience and iv) our expectations as to future sales. If expected sales volumes do not materialize, there would be a material impact on our financial statements.

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

Liquidity and Capital Resources

We continued to experience acute liquidity challenges as of August 31, 2005. We had cash of approximately $213,000 and $61,000 at August 31 and February 28, 2005, respectively. For the six months ended August 31, 2005, we reported income of $13,182,560, and for the year ended February 28, 2005, we incurred a net loss of approximately $28.8 million, on net revenues of approximately $804,000 and $2.5 million, respectively. We had working capital deficiencies at August 31 and February 28, 2005 of approximately $21 million and $34 million, respectively. These conditions, combined with our historical operating losses, raise substantial doubt as to our ability to continue as a going concern.

The cash flow generated from our operations to date has not been sufficient to fund our working capital needs, and we cannot predict when, or if, operating cash flow will be sufficient to fund our working capital needs. In the past, in order to maintain liquidity, we have relied upon external sources of financing, principally equity financing and private and bank indebtedness. We have no bank line of credit.

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

At the time of our bankruptcy filing we were generating approximately $180,000 of monthly revenue and had approximately $500,000 of monthly operating expenses, with no cash reserves. Substantially all of our assets, including our operating revenues, were encumbered by liens in favor of a group of secured lenders. Therefore, our ability to continue to operate during the Chapter 11 proceeding was dependent upon our ability to use our operating revenue to pay expenses and to obtain “debtor-in-possession” financing.

Accordingly, through agreements reached by the Company with the secured lenders and a new lender, Blue Collar Films, Inc., and the approval of the Bankruptcy Court on July 27, 2005, we borrowed $1 million from Blue Collar Films, Inc., which loan was secured by substantially all of the assets of the Company. The loan bears interest at the rate of 17.5% and is repayable on June 30, 2006. Under the terms of the loan, the loan proceeds were reduced by a loan fee of $170,000. The lender was also granted the right to convert the loan into common stock during the loan term at a 20% discount to the then prevailing market price.

Additional financing was obtained from another entity, AGP Lender LLC (“AGP”) through agreements reached by the Company with AGP and approved by the Bankruptcy Court on September 7, 2005, to provide $1.2 million of financing. The loan is secured by substantially all of the assets of the Company and is junior to the other secured lenders, including Blue Collar Films, Inc. The loan bears interest at the rate of 17.5% and is repayable on June 30, 2006. Under the terms of the loan, the loan was subject to fees totaling16%. The lender was also granted the right to convert the loan into common stock during the loan term at a 20% discount to the then prevailing market price.

Our ability to continue as a going concern is dependent upon the successful achievement of profitable operations, the restructuring of our financial obligations and the ability to generate sufficient cash from operations and obtain financing resources to meet our obligations. There is no assurance that such efforts will be successful.

At August 31, 2005, we had accounts receivable, net of allowance for doubtful accounts, of $255,658 compared to $637,436 at February 28, 2005.

There was no spending for property and equipment in the Six Months FY2005 or the Six Months FY2004. We have no material capital project that would require funding and we believe our current plant and equipment is sufficient to support our current level of sales.

Debt repayments of $62,274 were made in the Six Months FY2006 as compared to $93,995 in the Six Months FY2005.

Capital Transactions

During the six months ended August 31, 2005, we issued 24,693 shares of Series B Convertible Preferred Stock for consideration of $123,463. We did not issue shares of Common Stock or Preferred Stock during the six months ended August 31, 2004.

During the six months ended August 31, 2004, we received an additional $1,730,000 of interim funding from certain holders of the Secured Notes and issued approximately $125,000 of Secured Notes to satisfy our obligations to reimburse the holders’ costs associated with the Secured Notes (see Note 8 to the Condensed Consolidated Financial Statements) on substantially the same terms as the existing Secured Notes.

In April 2004, we issued additional warrants (with a net exercise feature) to purchase an aggregate of 12,369,878 shares of common stock at a price per share of $0.024 to the lenders under the Secured Notes (see Note 8) primarily as an inducement to the lender to continue to provide interim funding. These warrants were valued at $674,158 and have been recorded as interest expense in the accompanying financial statements.

In July 2004, the Board of Directors granted warrants to purchase 10,000,000 shares of common stock for a period of seven years at a price per share of $0.020 to Neal Meehan, then Chairman, CEO and President of the Company, in recognition of his efforts to complete the 2004 Recapitalization Transactions.

During the six months ended August 31, 2004, we received $570,000 from investors as advances against the purchase of the Series B Preferred Stock contemplated in the 2004 Recapitalization Transactions. We have used and would be unable to return such funds in the event the offering does not close; in which case, such funds evidence short-term indebtedness of the Company. These advances are included in accrued expenses in the August 31, 2004 financial statements.

During the quarter ended August 31, 2004, we received $450,000 from the purchasers under the contemplated sale and lease back of our headquarters facilities as an advance against such purchase. These funds were used to cure the defaults on the mortgage note related to the real estate (see Note 7 and below). We have used and would be unable to return such funds in the event the offering does not close; in which case, such funds evidence short-term indebtedness of the Company.

Also during the quarter ended August 31, 2004, an employee of the Company advanced $150,000 for which the Company issued a $150,000 note payable. This note is to be repaid from the proceeds of accounts receivable collected after September 1, 2004 and specifies a flat $15,000 interest payment. It is also secured by the our accounts receivable. The holders of the Secured Notes have subordinated their security interest in our accounts receivable to allow us to grant this security interest.

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

ITEM 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit, is recorded, processed, summarized and reported, within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures. Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures and have concluded, as of August 31, 2005, that they were not effective in view of our delinquent filings.

As of August 31, 2005, we were delinquent in filing all quarterly and annual SEC reports due since November 30, 2004. We did not have adequate financial resources to engage our outside auditors and ensure the timely filing of Form 10-K for the fiscal year ended February 28, 2005, as disclosed in Form 12b-25 filed with the SEC on May 26, 2005. In June 2005 our financial condition required us to seek protection from creditors under Chapter 11 of the U.S. Bankruptcy Code. The commencement of the bankruptcy proceeding placed additional demands on our then existing accounting personnel, including the filing of monthly financial reports with the bankruptcy court and the SEC. Our limited financial and personnel resources did not allow us to fully address our reporting obligations under the Securities Exchange Act of 1934 until we emerged from bankruptcy on January 31, 2006.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended August 31, 2005, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

Chapter 11 Reorganization of Aura Systems, Inc.

On June 24, 2005, we filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court, Central District of California, (Case Number LA 05-24550-SB). The filing of the bankruptcy proceeding acted as an automatic stay of all pending litigation as of the filing date without further approval of the Bankruptcy Court. The Company continued its day-to-day business operations as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code until it emerged from Chapter 11 under a Plan of Reorganization effective January 31, 2006.

For information regarding material developments in these proceedings for the quarter ended August 31, 2005, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

Chapter 11 Reorganization of Aura Realty, Inc.

On August 8, 2005, Aura Realty, Inc., a 50.1% owned subsidiary of the Company, filed its own Chapter 11 bankruptcy proceeding in the United States Bankruptcy Court, Central District of California, (Case Number LA 05-27856-SB). Aura Realty is the owner of the Company’s headquarters and manufacturing facility. The Company at the time of the filing was the lessee of the property. The filing was deemed necessary by the Company in order to protect the equity in the property in view of the inability of Aura Realty to cure outstanding arrearages to the senior lender, who had instituted foreclosure proceedings against the property. In October 2005 the Bankruptcy Court approved the sale of the real property to a third party for $8.75 million.

Other Litigation

At the beginning of the quarter ended August 31, 2005, the Company was engaged in numerous legal actions by creditors seeking payment of sums owed. Actions by the parties to these obligations to enforce their rights to collect the amounts due could require the Company to cease operations. The filing by the Company of the Chapter 11 bankruptcy proceeding in June 2005 acted as an automatic stay of all pending litigation as of the filing date without further approval of the Bankruptcy Court.

ITEM 2. Changes in Securities

For a discussion of unregistered sales of securities during the quarter ended August 31, 2005, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

All of the sales of unregistered securities were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 as these offerings were a private placement to a limited number of accredited investors without public solicitation or advertising.

ITEM 3. Defaults on Senior Securities

Our filing of our voluntary petition for relief under the Bankruptcy Code discussed in Item 1 of Part II of this report was an event which triggered the acceleration of material direct financial obligations of the Company. These obligations included principally approximately $5.35 million of secured convertible notes. For additional information regarding this indebtedness, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Note 8 to the Condensed Consolidated Financial Statements included elsewhere in this Report, and the Company’s Report on Form 8-K filed on June 30, 2005.

ITEM 6. Exhibits and Reports on Form 8-K

a. Exhibits:

31.1	Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

31.2	Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

b.  Reports on Form 8-K:

1.
On June 30, 2005, we filed a Current Report on Form 8-K under (i) Item 1.03 to report the filing by the Company of a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code, and (ii) Item 2.04 to report the acceleration of certain direct financial obligations of the Company as a result of filing the bankruptcy proceeding.

2.	On August 2, 2005, we filed a Current Report on Form 8-K under Item 1.01 to report a borrowing by the Company pursuant to the approval of the Bankruptcy Court.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AURA SYSTEMS, INC.

Date: March , 2008	By:	/s/ Melvin Gagerman
Melvin Gagerman Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)