Form 10-Q
period 2005-11-30
AURA SYSTEMS INC
filed 2008-03-25
CIK 826253

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended November 30, 2005	Commission File Number 000-17249

AURA SYSTEMS, INC.
(Exact name of Registrant as specified in its charter)

Delaware	95-4106894
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

2330 Utah Avenue.
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

Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Class	Outstanding December 31, 2005

Common Stock, par value $0.005 per share	439,074,474 Shares

AURA SYSTEMS, INC. AND SUBSIDIARIES

AURA SYSTEMS, INC. AND SUBSIDIARIES

QUARTER ENDED NOVEMBER 30, 2005

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

AURA SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	November 30, 2005	February 28, 2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$357,669	$61,376
Receivables, net	341,098	637,436
Current inventories	632,961	802,003
Other current assets	579,708	696,157
Total current assets	1,911,436	2,196,972
Property and equipment, at cost	13,787,996	13,839,286
Less accumulated depreciation and amortization	7,425,836	7,250,240
Net property and equipment	6,362,160	6,588,996
Non-current inventories	4,554,698	4,519,809

Total assets	$12,828,294	$13,305,777

Liabilities and Stockholder's Deficit
Current liabilities:
Accounts payable	$4,157,103	$3,322,137
Notes payable	10,917,050	8,730,982
Convertible notes	5,975,345	5,686,527
Derivative liability	-	16,254,502
Accrued expenses	3,293,440	2,376,346
Deferred income	164,625	164,625
Total current liabilities	24,507,563	36,535,119
Minority interest in consolidated subsidiary	316,024	653,891
COMMITMENTS AND CONTINGENCIES
Stockholders' deficit
Series A Convertible, Redeemable Preferred stock par value $0.005 per share and additional paid in capital. 1,500,000 shares authorized, 591,110 shares issued and outstanding at November 30 and February 28, 2005	2,956	2,956
Series B Convertible, preferred stock, par value $0.005 per share, 2,675,491 and 2,650,798 shares issued and outstanding at November 30 and February 28, 2005	9,980	9,857
Common stock par value $0.005 per share. 500,000,000 shares authorized, 439,074,474 issued and outstanding at November 30 and February 28, 2005.	2,195,301	2,195,301
Committed common stock	3,102,958	3,102,958
Additional paid-in capital	316,785,992	316,662,653
Accumulated deficit	(334,092,480)	(345,856,958)
Total stockholders’ deficit	(11,995,293)	(23,883,233)
Total liabilities and stockholders’ deficit	$12,828,294	$13,305,777

See accompanying notes to these unaudited condensed consolidated financial statements.

AURA SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND NINE MONTHS ENDED NOVEMBER 30, 2005 AND 2004
 (Unaudited)

	Three Months		Nine Months
	2005	2004	2005	2004
Net Revenues	$574,231	$631,774	$1,378,941	$1,917,051

Cost of goods	178,800	254,474	475,910	652,891
Gross Profit	395,431	377,300	903,031	1,264,160

Expenses
Engineering, research and development expenses	279,174	668,630	1,065,980	1,847,757
Selling, general and administrative	1,260,095	1,548,465	3,467,966	4,469,093
Litigation settlements	-	184,738	-	2,273,497
Total expenses	1,539,269	2,401,833	4,533,946	8,590,347

Loss from operations	(1,143,838)	(2,024,533)	(3,630,915)	(7,326,187)

Other (income) and expense
Interest expense, net	540,518	12,643,602	1,260,168	21,636,425
Other (income) expense, net	(749)	-	(63,191)	(28,294)
Loss on sale of minority interest	-	1,832,982	-	1,832,982
Change in warrant liability	(100,072)	-	(16,254,502)	-
Income (Loss) before minority interest	(1,583,535)	(16,501,117)	11,426,610	(30,767,300)
Minority interest in net (income)/loss of consolidated subsidiary	(165,451)	3,685	(337,866)	(286)
Net Income (loss)	$(1,418,084)	$(16,504,722)	$11,764,476	$(30,766,934)

Basic and diluted income (loss) per share	$-	$(0.038)	$0.03	$(0.071)
Weighted average shares used to compute basic and diluted loss per share	439,074,474	432,177,200	439,074,474	433,205,521

See accompanying notes to these unaudited condensed consolidated financial statements.

AURA SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED NOVEMBER 30, 2005 AND 2004
(Unaudited)

	2005	2004
Net cash used in operations	$(2,564,210)	$(4,604,967)

Investing activities:
Payments on investor receivable	231,666	-

Financing activities:
Debtor in possession financing	2,161,905	-
Issuance of debt	116,928	250,000
Repayment of debt	(62,274)	(124,007)
Issuance of convertible notes	288,815	1,730,000
Net proceeds from sale of Series B preferred stock	123,463	2,737,500

Net cash provided by financing activities:	2,628,837	4,593,493

Net increase (decrease) in cash	296,293	(11,474)

Cash and cash equivalents at beginning of period	61,376	83,200

Cash and cash equivalents at end of period	$357,669	$71,726

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$277,343	$208,021

Unaudited supplemental disclosure of noncash investing and financing activities:

During the nine months ended November 30, 2004, we:

•	exchanged $684,995 of open accounts payable debt, for 136,999 shares of Series B Convertible, Preferred Stock.

•	Issued 201,464 shares of Series B Stock from the Conversion of Secured notes in the amount of $1,000,000 and accrued interest of $7,322.

•
Recorded subscriptions receivable for the purchase of 1,253,000 shares of Series B with a maturity date of May 2005, in the amount of $6,265,000 and interest receivable of $131,089, (see Note 8) of which $1,472,500 was collected from the Investors as of November 30, 2004.

•
Issued 500,000 shares of Series B Stock (See Note 8), from the Conversion of Secured notes in the amount of $2,500,000, issued 91,717 shares of Series B as Litigation Settlement in the amount of $458,583 and issued 50,000 shares of Series B valued at $250,000 for the Real Estate Transaction.

•	issued $124,810 of convertible notes payable in satisfaction of $124,810 in contractual obligations arising from the sale of the convertible notes payable

•	issued $11,047 of convertible notes payable in satisfaction of $11,047 in contractual obligations arising from the sale of the convertible notes payable

See accompanying notes to these unaudited condensed consolidated financial statements.

AURA SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2005
(Unaudited)

1)  Basis of Presentation

 The condensed consolidated financial statements include the accounts of Aura Systems, Inc. and subsidiaries ("the Company").  All inter-company balances and inter-company transactions have been eliminated.

 In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (which include normal recurring adjustments) and reclassifications for comparability necessary to present fairly the financial position of Aura Systems, Inc. and subsidiaries at November 30, 2005 and the results of its operations for the nine months ended November 30, 2005 and 2004.

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

All of the outstanding litigation and disputes were settled during the bankruptcy. The real estate was sold to an unrelated third party in December 2005for gross proceeds of $8,750,000. After satisfaction of the mortgage liabilities and payment of the costs of the sale, approximately $2.9 million was due us. From this amount, $1.9 million was paid to the minority shareholder, approximately $470,000 was used to satisfy outstanding legal bills, and the balance of $595,000 was received by the Company in March of 2006. All disputes regarding the real estate were settled.

We emerged from the Chapter 11 effective January 31, 2006.

3)  Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Aura and subsidiary, Aura Realty, Inc.. Investments in affiliated companies are accounted for by the equity or cost method, as appropriate. Significant inter-company amounts and transactions have been eliminated in consolidation.

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

4) Inventories

          Inventories, stated at the lower of cost (first in, first out) or market, consist of the following:

	November 30, 2005	February 28, 2005
	(unaudited)
Raw materials	$3,750,626	$3,720,204
Finished goods	4,887,997	5,639,859
Reserved for potential product obsolescence	(3,450,964)	(4,038,047)
	5,187,659	5,321,812
Non-current portion	4,554,698	4,519,809
Current portion	$632,961	$802,003

          Inventories consist primarily of components and completed units for the Company's AuraGen product.

          We do not expect to realize all of our inventories within the 12-month period ending November 30, 2006.  Because of this, we have assessed the net realizability of these assets, the proper classification of the inventory, and the potential obsolescence of inventory.  The net inventories as of November 30 and February 28, 2005 which are not expected to be realized within a 12-month period have been reclassified as long term.  The Company has also recorded a reserve for obsolescence of $3,450,964 and $4,038,047 at November 30 and February 28, 2005.

5) Property, Plant & Equipment

Property, plant, and equipment at November 30, 2005 and February 28, 2005 consisted of the following:

	November 30, 2005	February 28, 2005
Land	$3,187,997	$3,187,997
Buildings	6,408,796	6,408,796
Machinery and equipment	1,747,245	1,798,485
Furniture and fixtures	2,308,023	2,308,023
Leasehold improvements	135,935	135,935
	13,787,996	13,839,286
Less accumulated depreciation and amortization	7,425,836	7,250,240
Property, plant and equipment, net	$6,362,160	$6,588,996

Depreciation and amortization expense was $58,748, for the nine month period ended November 30, 2005, and $416,161 for the year ended February 28, 2005.

6) Accrued expenses

Accrued expenses at November 30, 2005 and February 28, 2005 consisted of the following:

	November 30, 2005	February 28, 2005
Accrued payroll and related expenses	$204,666	$352,836
Accrued interest	1,892,036	856,662
Customer advances	319,474	343,081
Accrued accounting fees	258,963	170,000
Accrued insurance	-	95,251
Accrued dividends	525,377	525,377
Other	92,924	33,139
Total	$3,293,440	$2,376,346

7) Notes Payable and Other Liabilities

          Notes payable and other liabilities consist of the following:

	November 30, 2005	February 28, 2005
	(unaudited)
Convertible notes payable (a)	$5,350,342	$5,061,527
Convertible notes payable (b)	625,000	625,000
Notes payable - buildings (c)	4,863,070	4,838,904
Note payable - related party (d)	1,149,525	1,149,525
Litigation payable (e)	2,742,553	2,742,553
Note payable - debtor in possession	2,161,905	-
	16,892,395	14,417,509
Less: current portion	16,892,395	14,417,509
Long-term portion	$-	$-

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

During the period ended November, 2005, we received $288,817 of additional interim funding from certain holders of Secured Notes on substantially the same terms as those for the Secured Notes issued at May 31, 2004.

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
During the period ended November 30, 2005, $116,928 in fees and late charges were added to the balance of the note.

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

8) Capital

          During the period ended November 30, 2005, we issued 24,693 shares of Series B Convertible Preferred Stock for consideration of $123,463. We did not issue shares of Common Stock or Preferred Stock during the period ended November 30, 2004.

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

Warrants

As of February 29, 2004, the aggregate number of outstanding options, warrants, and common share equivalents was significantly in excess of the authorized but unissued number of shares of our common stock. Management intends to seek shareholder approval of an increase in the Company's authorized shares sufficient to satisfy all existing commitments and create available shares for potential future investments. However, such approval has not been granted. Hence, the management determined that the value of the warrants is required to be classified as a liability under the provisions of EITF 00-19 - Accounting for Derivative Financial Instruments Indexed To and Potentially Settled In a Company's Own Stock. As of February 28, 2005, we have reclassified the value of the warrants to a derivative liability. There was no derivative liability as of November 30, 2005.

Activity in issued and outstanding warrants was as follows:

	Number of Shares	Exercise Prices
Outstanding, February 28, 2004	44,247,312	$0.05 - 2.54
Issued	150,000,000	$0.05 - 0.15
Exercised	-	$-
Expired	-	$-
Outstanding, February 29, 2005	194,243,312	$0.02 - 2.54
Issued	-	$-
Exercised	-	$-
Expired	-	$-
Outstanding November 30, 2005	194,243,312	$0.02 - 2.54

9) Significant Customers

          In the nine months ended November 30, 2005, no single customer accounted for more than 10% of our sales.

10) Contingencies

          We are engaged in certain material legal proceedings as described in Part II, Item 1 of this Form 10-Q. Provisions have been made in the financial statements for all judgments and settlements noted therein, and as otherwise stated in such discussion.

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

We emerged from the Chapter 11 effective January 31, 2006.

Other Litigation

During the nine months ended November 30, 2005, we were engaged in numerous legal actions by creditors seeking payment of sums owed. Actions by the parties to these obligations to enforce their rights to collect the amounts due could require us to cease operations. Our filing of the Chapter 11 bankruptcy proceeding in June 2005 acted as an automatic stay of all pending litigation as of the filing date without further approval of the Bankruptcy Court.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q report may contain forward-looking statements which involve risks and uncertainties.  Such forward-looking statements include, but are not limited to, statements regarding future events and our plans and expectations.  Our actual results may differ significantly from the results discussed in forward-looking statements as a result of a number of risks and uncertainties, including our ability to obtain positive cash flow from operations, our ability to obtain additional financing to fund our operations, our ability to restructure the terms of our existing indebtedness, and our ability to increase the demand for our products. We expressly disclaim any obligations or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations or any events, conditions or circumstances on which any such statement is based, except to the extent required by law.

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

 Results of Operations

For the three and nine month periods ended November 30, 2005

Our net income for the nine months ended November 30, 2005 (the “Nine Months FY2006”) was $11,764,476 compared to a net loss of $30,766,934 for the nine months ended November 30, 2004 (the “Nine Months FY2005”). Net operating revenues and gross profit were $1,378,941 and $903,031 respectively, in the Nine Months FY2005 and $1,917,051 and $1,264,160, respectively, in Nine Months FY2005.

Our net loss for the three months ended November 2005 (the “Third Quarter FY2006”) was $1,418,084 compared to a net loss of $16,504,722 for the three months ended November 30, 2004 (the “Third Quarter FY2005”). Net operating revenues and gross profit were $574,231 and $395,431, respectively, in the Third Quarter FY2006 and $631,774 and $377,300, respectively, in the Third Quarter FY2005.

Net revenues for the Nine Months FY2006 of $1,378,941 represent a decrease of $538,110 (28%) from $1,917,051 in the Nine Months FY2005. Net revenues for the Third Quarter FY2006 of $574,231 represent a decrease of $57,543 (9%) from $631,774 in the Third Quarter FY2005. The decrease in revenue is due primarily to lower sales as a result of our filing bankruptcy.

Cost of goods for the Nine Months FY2006 of $475,910 represent a decrease of $176,981 (27%) from $652,891 in the Nine Months FY2005. Cost of goods for the Third Quarter FY2006 of $178,800 decreased from $254,474 in the Third Quarter FY2005; a $75,674 (30%) decrease. This is attributable to the lower sales volume.

Engineering, research and development expenses decreased by $781,777 (42%) to $1,065,980 in the Nine Months FY2006 from $1,847,457 in the Nine Months FY2005 and decreased by $389,456 (58%) to $279,174 in the Third Quarter FY2006 from $668,630 in the Third Quarter FY2005. The continued reduction in these expenses reflects our limited financial resources.

Selling, general and administrative (“SG&A”) expenses decreased to $3,467,966 in the Nine Months FY2006 from $4,469,093 in the Nine Months FY2005; a decrease of $1,001,127 (22%) and decreased to $1,260,095 in the Third Quarter FY2006 from $1,548,465 in the Third Quarter FY2005; a decrease of $288,370 (19%). The decrease is due to the continued reduction in our workforce and reducing other activities, such as sales and marketing, due to our filing bankruptcy.

Litigation settlement expense was $184,738 in the Third Quarter FY2005 and a total of $2,273,497 for the Nine Months FYE2005 of which $2,088,758 in the Second Quarter FY2005 arose from the settlement of various litigation against the Company and certain of its officers by members of the Company’s former management and others, approximately $1,500,000 of this expense arose from valuations of the warrants, options and Series B units issued as part of the settlement (see Note 8 to the Condensed Consolidated Financial Statements).

Net interest expense for the Nine Months FY2006 decreased $20,376,257 to $1,260,168 from $21,636,425 in the Nine Months FY2005 due principally to the recording of $20,516,737 of expense related to the beneficial conversion feature on the Secured Notes and the beneficial conversion feature and warrants related to the 2004 Recapitalization Transaction for the Series B Shares.

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

Revenue Recognition

Aura is required to make judgments based on historical experience and future expectations, as to the reliability of shipments made to its customers. These judgments are required to assess the propriety of the recognition of revenue based on Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition," and related guidance. Because sales are currently in limited volume and many sales are for evaluative purposes, we have not booked a general reserve for returns. We will consider an appropriate level of reserve for product returns when its sales increase to commercial levels.

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

Liquidity and Capital Resources

We continued to experience acute liquidity challenges as of November 30, 2005. We had cash of approximately $358,000 and $61,000 at November 30, 2005 and February 28, 2005, respectively. For the nine months ended November 30, 2005 and the year ended February 28, 2005, we had income of approximately $11.8 million and a loss of approximately $28.8 million, respectively, on net revenues of approximately $1.4 million and $2.5 million, respectively. We had working capital deficiencies at November 30 and February 28, 2005, of approximately $22.6 million and $34 million, respectively. These conditions, combined with our historical operating losses, raise substantial doubt as to our ability to continue as a going concern.

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

In September 2004, we entered into agreements with a group of investors and holders of secured debt in order to recapitalize the company (the "2004 Recapitalization Transactions"). Completion of the 2004 Recapitalization Transactions was intended to provide us with a more stable financial condition by infusing new capital of up to $15 million through the sale of units comprising Series B Preferred Stock and common stock warrants, conversion of $3.5 million of secured debt into Series B Preferred Stock and warrants and extension of the maturity of the remaining $2.1 million of secured debt to August 2005, and the settlement of legal claims with former management. Some of the investors who agreed to purchase Series B units failed to pay the subscription price when due in 2006, leaving more than $3 million of subscriptions unpaid as of May 31, 2005. This shortfall triggered defaults in other financial obligations. Accordingly, in June 2005 we filed for protection under Chapter 11 of the U.S. Bankruptcy Code and continued day-to-day operations as a debtor in possession, under the supervision of the Bankruptcy Court.

As of the end of the period covered by this report, we were in default under our financial obligations, including approximately $5.35 million of convertible notes secured by substantially all of our assets which were outstanding at the time we filed for bankruptcy protection in June 2005. So long as we are in Chapter 11 proceedings, our creditors may not proceed against our assets without permission of the Bankruptcy Court.

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

Accordingly, through agreements reached by the Company with the secured lenders and a new lender, Blue Collar Films, Inc., and the approval of the Bankruptcy Court on July 27, 2005, we borrowed $1 million from Blue Collar Films, Inc., which loan was secured by substantially all of our assets. The loan bears interest at the rate of 17.5% and is repayable on June 30, 2006. Under the terms of the loan, the loan proceeds were reduced by a loan fee of $170,000. The lender was also granted the right to convert the loan into common stock during the loan term at a 20% discount to the then prevailing market price.

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

A third post-bankruptcy petition financing was obtained from another group of investors (“AGP”) through agreements reached by the Company with these investors and approved by the Bankruptcy Court on December 21, 2005, to provide $1.16 million of financing. The loan is secured by substantially all of the assets of the Company and is junior to the other secured lenders, including Blue Collar Films, Inc. and AGP The loan bears interest at the rate of 17.5% and is repayable on June 30, 2006. The lender was also granted the right to convert the loan into common stock and warrants prior to the first to occur of the maturity of the loan or within two days of confirmation of a plan of reorganization in the Chapter 11 proceeding. The terms of conversion provide for the outstanding loan balance to be converted into common stock at $0.67 per share, with one warrant for every share issued. The warrants have a term of three years and are exercisable at $3.00 per share for the first 12 months; $3.50 per share for the second 12 months; and $4.00 per share for the last 12 months.

In December 2005 the U.S. Bankruptcy Court ordered that a Plan of Reorganization proposed by us be circulated for approval by our stockholders, subject to the final confirmation of the Bankruptcy Court. Under the terms of the proposed Plan, our secured indebtedness would be reduced to approximately $2.5 million, substantially all of the unsecured debt of the Company and all of the Series A and B Preferred Stock would be converted into common stock and warrants of the Company, and each existing holder of common stock would receive one share for each 338 shares currently owned. The proposed Plan also provides for new funding of approximately $3 million in exchange for common stock and warrants.

Our ability to continue as a going concern is dependent upon the successful achievement of profitable operations, the restructuring of our financial obligations and the ability to generate sufficient cash from operations and obtain financing resources to meet our obligations. There is no assurance that such efforts will be successful.

At November 30, 2005, we had accounts receivable, net of allowance for doubtful accounts, of $341,098, compared to $637,436 at February 28, 2005.

There was no spending for property and equipment in the Nine Months FY2005 or the Nine Months FY2004. We have no material capital project that would require funding and we believe our current plant and equipment is sufficient to support our current level of sales.

Debt repayments of $62,274 were made in the Nine Months FY2005 as compared to $124,007 in the Nine Months FY2004.

Capital Transactions

During the nine months ended November 30, 2005, we issued 24,693 shares of Series B Convertible Preferred Stock for consideration of $123,463.

In the quarter ending November 30, 2004, we issued 2,686,180 shares of Series B Preferred Stock which is convertible into shares of the Company’s common stock at a $0.02 per share. These shares were valued at $13,430,900. This issuance of Series B Preferred Stock included five components. 1,707,464 shares of Series B Preferred Stock were issued with a value of $8,537,323, which included a $1,007,323 debt and interest conversion, $6,265,000 from subscriptions receivable and $1,265,000 of cash. Another 500,000 shares of Series B were issued from the conversion of debt with a value of $2,500,000. There was the settlement of outstanding litigation named the Global Settlement where 91,717 shares of the Series B were issued with a value of $458,583. In the relation to the real estate transaction, 250,000 shares of Series B were issued with a value of $1,250,000, and there was a settlement of open accounts payable debt, where 136,999 shares of Series B were issued with a value of $684,995.

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

During the nine months ended November 30, 2004, we received $2,737,500 from investors against the purchase of the Series B Preferred Stock in the 2004 Recapitalization Transactions of which $1,472,500 was booked against the Series B subscription receivable and $965,000 was for purchases of the Series B Preferred Stock.

During the Nine Months ending November 30, 2004, we received $450,000 from the purchasers under the contemplated sale and lease back of our headquarters facilities as an advance against such purchase.

During the Nine Months ending November 30, 2004, an employee of the Company advanced $150,000 for which the Company issued a $150,000 note payable. This note is to be repaid from the proceeds of accounts receivable collected after September 1, 2004 and specifies a flat $15,000 interest payment. It is also secured by our accounts receivable. The holders of the Secured Notes have subordinated their security interest in our accounts receivable to allow us to grant this security interest.

Also during the Nine Months ending November 30, 2004, we issued a Short Term Promissory Note in the amount of $100,000. This note bears interest at 10% per annum which was recorded as interest expense in November 2004. There was a Maturity date of October 11, 2004 and this was cured in the month of December, 2004 and no other fees became due other than the interest stated.

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

ITEM 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit, is recorded, processed, summarized and reported, within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures. Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures and have concluded, as of November 30, 2005, that they were not effective in view of our delinquent filings.

As of November 30, 2005, we were delinquent in filing all quarterly and annual SEC reports due since November 30, 2004. We did not have adequate financial resources to engage our outside auditors and ensure the timely filing of Form 10-K for the fiscal year ended February 28, 2005, as disclosed in Form 12b-25 filed with the SEC on May 26, 2005. In June 2005 our financial condition required us to seek protection from creditors under Chapter 11 of the U.S. Bankruptcy Code. The commencement of the bankruptcy proceeding placed additional demands on our then existing accounting personnel, including the filing of monthly financial reports with the bankruptcy court and the SEC. Our limited financial and personnel resources did not allow us to fully address our reporting obligations under the Securities Exchange Act of 1934 until we emerged from bankruptcy on January 31, 2006.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended November 30, 2005, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

For information regarding material developments in these proceedings for the quarter ended November 30, 2005, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

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

Other Litigation

Immediately prior to our filing for reorganization under Chapter 11 of the U.S. Bankruptcy Code on June 24, 2005, we were engaged in numerous legal actions by creditors seeking payment of sums owed. Actions by the parties to these obligations to enforce their rights to collect the amounts due could require the Company to cease operations. The filing by the Company of the Chapter 11 bankruptcy proceeding in June 2005 acted as an automatic stay of all pending litigation as of the filing date without further approval of the Bankruptcy Court.

ITEM 2.  Changes in Securities

Marc Hoffman was appointed as the President and Chief Operating Officer of effective November 7, 2005. Pursuant to a letter agreement between the Company and Mr. Hoffman, dated November 1, 2005, Mr. Hoffman is entitled to receive a warrant to purchase 300,000 shares of common stock upon approval of a Plan of Reorganization for the Company. The warrant issued to Mr. Hoffman will have a term of five years and an exercise price of $2.00 during the first 12 months, $2.50 for the second 12 months, and $3.00 thereafter. The shares underlying the warrant vest monthly over a 36 month period.

For a discussion of additional unregistered sales of securities during the quarter ended November 30, 2005, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

          All of the sales of unregistered securities were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 as these offerings were a private placement to a limited number of accredited investors without public solicitation or advertising.

ITEM 6.  Exhibits and Reports on Form 8-K

a.	Exhibits:

31.1	Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

31.2	Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

b.	Reports on Form 8-K:

1.	On September 13, 2005, we filed a Current Report on Form 8-K under Item 1.01 to report a borrowing by the Company pursuant to the approval of the Bankruptcy Court.

2.	On September 19, 2005, we filed a Current Report on Form 8-K under Item 7.01 to report the filing with the Bankruptcy Court of Monthly Operating Reports for June and July of 2005.

3.	On October 12, 2005, we filed a Current Report on Form 8-K under Item 7.01 to report the filing with the Bankruptcy Court of a Monthly Operating Reports for August of 2005.

4.	On November 4, 2005, we filed a Current Report on Form 8-K under Item 7.01 to report the filing with the Bankruptcy Court of a Monthly Operating Reports for August of 2005.

5.	On November 14, 2005, we filed a Current Report on Form 8- under Items 1.01 and 5.02 to report the hiring of a new chief operating officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AURA SYSTEMS, INC.
(Registrant)

Date:	By:	/s/ Melvin Gagerman
Melvin Gagerman Chief Financial Officer (Principal Financial and Accounting Officer)