Form 10-K
period 2006-02-28
AURA SYSTEMS INC
filed 2008-03-25
CIK 826253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2006
OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to __________________

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes☐ No☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes☐ No☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated file, or a non-accelerated filer (as defined in Rule 12b-2 of the Act).

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes☐ No ☒

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes☒ No ☐

On August 31, 2005 the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $4.4 million. The aggregate market value has been computed by reference to the last trading price of the stock on August 31, 2005.

On May 31, 2006, the Registrant had 24,282,710 shares of common stock outstanding.

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

References in this report to “we”, “us”, “the Company,” “Aura” or “Aura Systems”, includes Aura Systems, Inc. and its subsidiaries.

WHERE YOU CAN FIND MORE INFORMATION

As a public company, we are required to file annual, quarterly and special reports, proxy statements and other information with the SEC. You may read and copy any of our materials on file with the SEC at the SEC’s Public Reference Room at 100 F Street N.E., Washington, DC 20549. Our filings are available to the public over the Internet at the SEC’s website at http://www.sec.gov. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the Public Reference Room. We also make available copies of our Forms 8-K, 10-K, 10-Q, Proxy and Annual Report at no charge to investors through our website, http://www.aurasystems.com, as soon as reasonably practicable after filing such material with the SEC.

PART I

ITEM 1. BUSINESS

Introduction and History

We design, assemble and sell the AuraGen®, our patented mobile power generator that uses the engine of a vehicle to generate electric power. The AuraGen delivers on-location, plug-in electricity for any end use, including industrial, commercial, recreational and military applications. The AuraGen system consists of three primary subsystems (i) the patented axial design alternator, (ii) the Electronic Control Unit (“ECU”) and (iii) mounting kit that is a mechanical interface between the alternator and the automobile. Compared to the traditional solutions addressing the multi-billion dollar North American mobile power market (i.e., Gensets, traditional alternators, permanent magnet alternators dynamic and static inverters), we believe the AuraGen® provides c(pure sine wave AC power as well as simultaneous DC power with greater reliability and flexibility at a lower cost to the end user. We began commercializing the AuraGen® in late 1999 as a 5,000-watt 120/240V AC machine compatible with certain Chevrolet engine models. In 2001, we added an 8,000 watt configuration and also introduced AC/DC and the Inverter Charger System (“ICS”) options. More recently we introduced a dual system that generates up to 16,000-watts of continuous power. We now have configurations available for more than 90 different engine types including a majority of General Motors and Ford models, some Daimler Chrysler models and numerous others engine models made by International, Isuzu, Nissan, Mitsubishi, Caterpillar, Detroit Diesel, Cummins, and Freightliner. More recently, a number of boats have had AuraGens installed for both government and recreational end-users.

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

Aura Systems, Inc. a Delaware corporation, was founded in 1987 and, until 1992, was primarily engaged in supplying defense related technologies for classified military programs. In 1992 we acquired the Electronic Ceramic Facility. This facility produced Piezo electric material that we required for our Actuated Mirror Array “AMA” technology. In 1996 we licensed our AMA technology to Daewoo Electronics. During the same period we acquired Delphi Electronic Components who developed and built microelectronic circuits and components. In 1994 we started NewCom to manufacture and sale computer modems, sound cards and other multimedia components. By the mid 1990s the Company was organized into 4 divisions (i) AuraSound -producing and selling audio speakers based on a new and patented magnetic design, (ii) Aura Industrial & Automotive - developing numerous automotive and industrial related magnetic devices such as linear and rotary actuators with applications for variable valves, active suspension, actuators for many industrial machines, and the development of the AuraGen power system, (iii) NewCom- manufacturing and selling modems and computer multimedia kits, (iv) Aura display- using the AMA technology to develop very large very bright display systems. By 1998 the Company had 3 facilities in California, a facility in New Hope Minnesota, and facilities in Osaka Japan, Kuula Lumpur Malaysia, and New Dehli India. During the period the Company, was investing large capital into the development of the AuraGen.

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

During 1999, the Company sold the Speaker operations, the Ceramic Operation, and Delphi. All activities on the AMA were stopped and the Company was totally focused on the completion of the AuraGen development and commercialization.Since fiscal 2002 sales of the AuraGen® product have accounted for substantially all of our operating revenues.

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

The AuraGen®

The AuraGen® is composed of three basic subsystems. The first subsystem is the generator that is bolted to, and driven by, the vehicle's engine. The second subsystem, an electronic control unit, filters and conditions the electricity to provide clean, steady voltages for both AC and DC power. The third subsystem consists of mounting brackets and supporting components for installation and integration of the generator with the vehicle engine.

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

The traditional available solutions for mobile power users are:

•
Gensets. Gensets are standalone power generation units which are not incorporated into a vehicle and require external fuel, either gasoline or diesel, in order to generate electricity. Gensets are generally (i) noisy and cumbersome to transport because of their weight and size, (ii) they typical run at constant speed to generate 50 or 60 Hz of AC power, (iii) must be operated at a significant part of the rated power to avoid wet staking, (iv) are significantly derated in the presence of harmonics in the loads and (v) require significant scheduled maintenance and service. Genset technology has been utilized since the 1950s.

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

Target Markets

When the Company emerged from Chapter 11 reorganization under new management, the sales and marketing activities were expanded and now include:

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

Emergency/Rescue

The emergency/rescue market relies heavily upon mobile power for lights, communications gear, instruments, medical equipment and digital equipment and tools. As the emergency/rescue market has undergone a transition to digital equipment and portable computers, it has experienced constant growth in mobile power needs. Approximately 20 organizations have started to use the AuraGen®. Recently the Red Cross has used the AuraGen to power their communication needs in support of disaster relief during hurricane Katrina and the wild fires in California in October 2007. In addition, hundreds of fire trucks are now using the AuraGen as their mobile power source.

Facilities, Manufacturing Process and Suppliers

As of February 28, 2006, we assembled and tested the AuraGen® at our 27,000 square foot facility in El Segundo, California with components which are produced by various suppliers. We established these facilities with a maximum production capacity of 1,000 units per month.

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

From fiscal 2002 through fiscal 2005, we substantially reduced our internal staffing to be more appropriate to the slower-than-anticipated level of sales. We also suspended substantially all research and development activities. Since the emergence from Chapter 11 reorganization in February 2006, we have begun to increase our research and development efforts.

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

In February 2006, when the Company emerged from Chapter 11 reorganization, we started to rebuild our research and development team. We have introduced and begun to ship our dual and Tamgen systems that generate up to 16,000 watts of continuous power with both AC and DC simultaneous capabilities. We have completed the design, and are currently testing, a unit that is one third smaller than the current 5,000 and 8,000 watt systems that will supply 3,000 to 4,000 watts. We are also pursuing the development of a larger unit that we expect to have 25,000 watts capability.

Patents and Intellectual Property

Our Intellectual Property portfolio consists of trademarks, proprietary know-how and patents.

Utilizing electromagnetic technology we developed numerous magnetic systems and designs that result in a significant increase of magnetic field density per unit volume, that can be converted into useful power energy or work. This increase in field density is a factor of 3 to 4 which, when incorporated into mechanical devices, could result in a significant reduction in size and cost for the same performance, in a given application.

The applications of these technological advances are found in mechanical machines used every day by industrial, commercial and consumer users. We have applied this technology in numerous applications in industrial machines such as generators, motors, actuators and linear motors.

The U.S. Patent Office awarded us 29 Patents applicable to automotive and industrial applications. Of the above patents, four (4) are focused directly on the AuraGen, seven (7) are basic magnetic actuation, two (2) are for control systems associated with controlling the magnetic fields in different configurations and sixteen (16) are focused on the EVA application.

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

1- Induction Machine-

The basic patent covers a new form of induction machine with superior performance in a much smaller size than conventional machines. The solid cast rotor, the shaped magnetic field, the secondary conduction path through the steel and the axial magnetic orientation is a key component of this innovation.

2- Control Systems

The control system separates the power generation from the power delivery by introducing a 400 VDC bus. For each cycle of each phase part of the cycle power is drawn from the bus to run the electronics and energize the coils while during the other part of the cycle power is delivered to charge up the bus. The control system must balance all the timing to effect zero voltage change to the bus under dynamic variations of frequency and loads. The ability to optimize in real time the slip frequency is a key innovation in motor and generator control for variable speed variable frequency and variable load systems.

3- Bi-Directional Power Supply (BDP)

The patented ICS system developed by Aura provides a new capability in power systems. The BDP allows a system with simultaneous multi sources for power. It is a key component in providing the ability to deliver both AC and DC power simultaneously as well as the ability to handle large power surges without the need for a throttle controller.

Employees

As of February 28, 2006, we employed 29 persons. We have reduced our workforce significantly in the two years ended February 28, 2006, in order to conserve cash. We are not a party to any collective bargaining agreements.

Significant Customers

During the year ended February 28, 2006, we conducted business with four customers whose sales comprised 24% of net sales. As of February 28, 2006, two customers accounted for 87% of net accounts receivable.

Backlog

We had no material backlog as of the end of the 2005 and 2006 fiscal years.

ITEM 1A. Risk Factors

Risk Factors Relating to Our Business

We have a history of losses and we may not be profitable in any future period.

In each fiscal year since our organization in 1987 we have not made an operating profit. We have an accumulated deficit in excess of $300 million from our inception through February 28, 2006. We cannot assure you that we will be able to achieve or maintain profitability or positive cash flow.

If we are unable to raise capital, our ability to implement our current business plan and ultimately our viability as a company could be adversely affected.

The cash flow generated from our operations to date has not been sufficient to fund our working capital needs, and we cannot predict when operating cash flow will be sufficient to fund working capital needs. Since fiscal 2002 we were forced to scale back operations due to inadequate working capital and in June 2005 we were forced to file for protection under Chapter 11 of the U.S. Bankruptcy Code, from which we emerged under a court-approved plan of reorganization on January 31, 2006.

In the past, in order to maintain liquidity we have relied upon external sources of financing, principally equity financing and private and bank indebtedness. We have no bank line of credit and require additional debt or equity financing to fund ongoing operations. We are seeking to raise additional capital. However, we have no firm commitments from third parties to provide additional financing and we cannot assure you that financing will be available at the times or in the amounts required. The issuance of additional shares of equity in connection with such financing could dilute the interests of our existing stockholders, and such dilution could be substantial. If we cannot raise needed funds, we would also be forced to make further substantial reductions in our operating expenses, which could adversely affect our ability to implement our current business plan and ultimately our viability as a company.

Our revenues have declined significantly in recent years.

We have experienced a significant decline in operating revenues since fiscal 1998. Our net revenues peaked at approximately $104 million in the fiscal year ended February 29, 1998, prior to commercial sales of the AuraGen®. Revenues declined to $2.5 million for the fiscal year ended February 2001. The decline in revenues was due primarily to the cessation of operations of our computer peripherals subsidiary, NewCom, Inc., in fiscal 1999 and the sale of our speaker operations, electronic component operations, and ceramics operations. Substantially all of our operating revenues are now derived from the sale of our AuraGen products, which did not produce a material amount of revenues until the fourth quarter of our fiscal year ended February 2001. Since fiscal 2001, annual operating revenues have ranged between $1.1 million and $3.1 million. We expect that substantially all of our operating revenues will continue to be derived from AuraGen sales for the foreseeable future.

Our auditors have qualified their reports on our financial statements to indicate that there is substantial doubt as to our ability to continue as a going concern, which could adversely affect our ability to obtain third party financing.

Our auditors, Kabani & Co., have qualified their reports on the financial statements for the fiscal years ended February 28, 2005 and 2006, to indicate that there is "substantial doubt" about our ability to continue as a going concern. These opinions are based upon our continuing losses from operations. The existence of the going concern qualification could affect our ability to obtain financing from third parties or could result in increased cost of this financing.

Our continued existence will require that we generate sufficient cash flow from operations or obtain necessary capital from outside sources. As indicated elsewhere in this report, to date we have been unable to achieve profitability and our financial success is dependent upon the success of our AuraGen® line of products. Our ability to achieve profitability will depend upon a number of factors, many of which we do not control, including successful marketing and sales of the AuraGen® line of products. Until we are able to generate sufficient cash flow from our operations, we will be dependent on external sources of funding, such as the sale of equity, favorable vendor payment terms and debt financing. These sources of funding may not be available when we require them, or they may not be available in amounts sufficient to sustain our operations.

Our success over the short-term depends on the commercial success of the AuraGen® products, as we are not currently engaged in any other line of business.

Because we have focused our business on developing a single product line, rather than on diversifying into other areas, our success in the foreseeable future will be dependent upon the commercial success of the AuraGen® product line.

We may have difficulty managing our growth.

We restructured our operation during fiscal 2004, 2005 and 2006 in order to conserve cash. Our workforce declined from 101 employees as of February 28, 2002 to 47 at February 28, 2007. We will need to hire employees, rebuild our sales and production infrastructure and improve our operating and financial systems in order to effectively manage any significant growth in demand for our products. If we do not effectively manage our growth, we will not be successful in executing our business plan, which could materially adversely affect our business, results of operations and financial condition.

The market acceptance of the AuraGen® is uncertain.

Our business is dependent upon sales generated from the AuraGen® family of products and increasing acceptance of these products. We cannot assure you that our products will achieve broad acceptance in the marketplace. The AuraGen® uses new technology and has only been available in the marketplace for a few years. Our financial condition has limited our ability to market the AuraGen® to potential customers. Because our product is radically different from traditionally available mobile power solutions, users may require lengthy evaluation periods in order to gain confidence in the product. Original equipment manufacturers ("OEMs") and large fleet users also typically require considerable time to make changes to their planning and production.

Our business may be adversely affected by industry competition.

The industry in which we operate is competitive. We face substantial competition from companies that have been offering traditional solutions such as gensets (portable generators) for the last 50 years, and there are more than 40 genset manufacturers in the United States. These competitors include: Onan, Honda and Kohler.

Most of our competitors have greater financial resources, have larger budgets for research, new product development and marketing and have long-standing customer relationships. We must compete with many larger and more established companies in the hiring and retention of qualified personnel.

Moreover, this market may attract new competitors that have longer operating histories, greater name recognition, and significantly greater financial, technical and marketing resources than our company. Our failure to meet our projections for our products’ market acceptance or the ability of our competitors to capture a first mover advantage could have a material adverse impact upon our business, operating results and financial condition. Furthermore, new product introductions or product enhancements by our current or future competitors or the use of other technologies could cause a loss of market acceptance of our products.

We depend on our intellectual property to provide us with a competitive advantage.

We rely on a number of patents and patent applications to protect the AuraGen® products from unauthorized competitors. Our efforts to protect our proprietary rights may not succeed in preventing infringement by others or ensure that these rights will provide us with a competitive advantage. We cannot assure you that the patents pending relating to the AuraGen® system or future patent applications will be issued or that any issued patents will not be invalidated, circumvented or challenged. A portion of our proprietary technology depends upon trade secrets and unpatented technology and proprietary knowledge related to the development, promotion and operation of our products. While we generally enter into confidentiality agreements with our employees, consultants and vendors, we cannot assure you that our trade secrets and proprietary technology will not become known or be independently developed by competitors in such a manner that we have no practical recourse, nor can there be any assurance that others will not develop or acquire equivalent expertise or develop products which render our current or future products noncompetitive or obsolete.

Litigation regarding intellectual property rights could be time-consuming and expensive and could divert our technical and management personnel. We cannot assure you that such litigation expenses will not be incurred in the future. There also can be no assurance that other parties will not take, or threaten to take, legal action against us, alleging infringement of such parties' patents by our current or proposed products. We cannot assure you that we will have adequate financial resources to successfully institute or defend intellectual property litigation. Insurance coverage to indemnify us against liability for infringement of other parties' intellectual property rights is either unavailable or prohibitively expensive.

We depend on the expertise of key employees.

Because our product depends on patented and proprietary technology and must be periodically modified to adapt the product to changes in engine design and new operational requirements, we depend on a limited number of key employees with experience in electromagnetic theory and design.

Competition for key employees is intense, and we cannot assure you that we will be able to retain our key employees or that it will be able to attract, assimilate and retain other highly qualified personnel in the future. While we may enter into agreements with its employees regarding patents, confidentiality and related matters, we not generally have employment agreements with our employees. The loss of key personnel, especially without notice, or the inability to hire or retain qualified personnel, particularly given our anticipated growth, could have a material adverse effect on our business, operating results and financial condition.

We depend on third party manufacturers for certain product components.

We rely extensively on subcontracts with third parties for the manufacture of most components of the AuraGen®. If these providers do not produce these products on a timely basis, if the products do not meet our specifications and quality control standards, or if the products are otherwise flawed, we may have to delay product delivery, or recall or replace unacceptable products. In addition, such failures could damage our reputation and could adversely affect our operating results. As a result, we could lose potential customers and any revenues that we may have at that time may decline dramatically.

Although we generally use standard industrial and electrical parts and components for our products, some of our components are currently available only from a single source or from limited sources. We may experience delays in production of the AuraGen® if we fail to identify alternate vendors or if any parts supply is interrupted or reduced, or if there is a significant increase in production costs or decline in component quality.

We will need to renew sources of supply to meet increases in demand for the AuraGen®.

We purchased the basic components for the AuraGen® units currently being sold under a bulk order placed prior to fiscal 2001. Due to sales not meeting anticipated levels, we have been selling from this inventory. In order to renew this inventory, we will need to renew contracts with such manufacturers or locate other suitable manufacturers. Although we believe that there are a number of potential manufacturers of the components, we cannot assure you that renewed contracts for components can be obtained on favorable terms. Any material adverse change in such contracts could increase our cost of goods.

Risks Relating to Our Common Stock

Because our operating results have been uneven and may continue to fluctuate, this could affect our stock price.

Because our efforts since 1999 have been focused entirely on the introduction of the AuraGen® family of products into the marketplace, our revenues and operating results have been uneven and may continue to be so during our current fiscal year and beyond. These fluctuations could affect our stock price. Factors which could affect our operating results include:

•  The size, timing and shipment of individual orders;

•  Market acceptance of our products;

•  Development of direct and indirect sales channels; and

•  The timing of introduction of new products or enhancements.

 We have a history of filing late periodic reports with the SEC.

In June 1999 we failed to file our annual report on Form 10-K on the due date prescribed by the SEC as we were unable to complete the audit of our financial statements. This in turn delayed the filing of three subsequent quarterly reports on Form 10-Q. The delay was occasioned by inadequate financial resources brought about by severe financial difficulties of our computer peripherals subsidiary, NewCom, Inc., which ceased operations in the first quarter of 1999. As a result of the delinquent filings our common stock was delisted from the Nasdaq National Market in July 1999. In February 2000 we completed our financial restructuring and filed all delinquent SEC reports, and listed on the NASD, Inc. OTC Bulletin Board (“OTCBB”). From February, 2005 through January 2008, we failed to timely file quarterly reports on Form 10-Q and Annual Reports on Form 10-K. This delay was also occasioned by inadequate financial resources, culminating in our filing for reorganization under Chapter 11 of the U.S. Bankruptcy Code in June 2005. As a result of our failure to file these reports we were delisted from the OTCBB in July, 2005 and currently trade on the “pink sheets.” Following our emergence from bankruptcy in January 2006 we engaged auditors and other professionals to assist in the preparation of delinquent SEC filings. As of the date of filing of this report, all of our delinquent filings have been made and we are now eligible for re-listing on the NASD, Inc. OTCBB. However, we cannot assure you that our common stock will be listed. Continued listing on the OTCBB and other U.S. exchanges requires that we timely file periodic SEC reports. Our failure to remain timely, therefore, could result in the delisting of our common stock on the OTCBB should we again become listed, which in turn could adversely affect the market liquidity of our common stock.

We may issue additional shares of our authorized common stock without obtaining the approval of our stockholders.

As of the date of this report, our corporate charter currently authorized our Board of Directors to issue up to 50,000,000 shares of common stock, of which 36,670,820 shares were outstanding as of January 31, 2008. The power of the Board of Directors to issue authorized shares of common stock is generally not subject to stockholder approval under Delaware state law, the state of our corporate organization. Any additional issuance of our common stock may have the effect of further diluting the equity interest of stockholders, and such dilution could be substantial.

Because our common stock is not traded on Nasdaq or a national or regional market, liquidity for our common stock could be adversely impacted.

Effective July, 2005, our common stock was delisted from the OTCBB. As a result, an investor may find it more difficult to dispose of or to obtain accurate price quotations and volume information concerning our common stock than if it were listed on the OTCBB, the Nasdaq Stock Market or a national or regional exchange.

Because our common stock is subject to rules governing low priced securities, market liquidity for our common stock could be adversely impacted.

Our common stock trades below $5.00 per share and is not listed on the Nasdaq Stock Market or a national or regional securities exchange. Therefore, our common stock is subject to the low priced security or so-called "penny stock" rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors. For any transaction involving a penny stock, unless exempt, the rules require, among other things, the delivery, prior to the transaction, of a disclosure schedule required by the Securities and Exchange Commission relating to the penny stock market. These rules also require that the broker determine, based upon information obtained from the investor, that transactions in penny stocks are suitable for the investor, and require the broker to obtain the written consent of the investor prior to effecting the penny stock transaction. The broker-dealer must also disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. So long as our common stock is characterized as a penny stock, the market liquidity for these shares could be severely affected. The regulations relating to penny stocks could limit the ability of broker-dealers to sell these securities and, in turn, the ability of stockholders to sell their shares in the secondary market.

The potential exercise of outstanding warrants and options could adversely affect the market price of our common stock, dilute the holdings of existing stockholders and impede our ability to obtain additional equity financing.

As of December 31, 2007 we had outstanding 5,855,126 options and warrants to purchase our common stock at exercise prices ranging between $2.00 and $3.50, and commitments to issue an additional 2,506,050 options at exercise prices ranging between $2.00 and $3.00 upon shareholder approval of these issuances. If those option and warrant holders exercise these securities, we will be obligated to issue additional shares of common stock at the stated exercise price. As of March 3, 2008, the closing price of our common stock was $1.72per share. The existence of such rights to acquire common stock at fixed prices may prove a hindrance to our efforts to raise future equity funding, and the exercise of such rights will dilute the percentage ownership interest of our stockholders and may dilute the value of their ownership. Future sale of shares issuable on the exercise of outstanding warrants and options at fixed prices below prevailing market prices, or expectations of such sales, could adversely affect the prevailing market price of our common stock, particularly since such warrants or options may be exercised at a fixed price and resold. Further, the holders of the outstanding warrants may exercise them at a time when we would otherwise be able to obtain additional equity capital on terms more favorable to us.

We do not expect to pay dividends on our common stock in the foreseeable future.

Although our stockholders may receive dividends if, as, and when declared by our board of directors, we do not presently intend to pay dividends on our common stock until we are able to generate revenues and profits on a sustained basis and available cash exceeds our working capital requirements. Therefore, you should not purchase our common stock if you need immediate or future income by way of dividends from your investment.

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

For information regarding material developments in these proceedings for the quarter ended February 28, 2006, including the terms of the Plan of Reorganization which became effective on January 31, 2006, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

Ben Moshe and Maimon Litigation

Following the commencement of our Chapter 11 bankruptcy proceeding in June 2005 we filed a suit against Yair Ben Moshe and David Maimon (United States Bankruptcy Court, Central District of California, (Case Number LA 05-24550-SB) to enforce their subscription obligations for Series B Preferred stock and they in turn filed countersuits against us claiming monetary damages from a failed real estate transaction involving our Alaska Avenue headquarters facility. All of the parties’ claims were resolved as part of a settlement agreement entered into by the parties, including us, Yair Ben Moshe ("Moshe"), David Maimon ("Maimon"), Adi Harari, Izar Fernbach, Fred Balitzer, and ZD Products, Inc. ("ZD"), and incorporated into the Plan of Reorganization.

The following sets forth some of the key terms of the Settlement Agreement:

•
General unsecured claims against us of $244,000, $956,041 and $1,426,915 filed by Harari, Maimon and Moshe were reduced to a single allowed general unsecured claim in the aggregate amount of $590,000 (the "Allowed Claim").

•
ZD agreed to purchase the Allowed Claim from Maimon and Moshe for $225,000, of which $150,000 was paid directly to Maimon and Moshe, and $75,000 was contributed towards the $3,045,000 equity infusion which was part of the Plan (the “New Money Contribution”).

•
We assigned to Maimon and Moshe $225,000 that we were to receive from the sale proceeds from Aura Realty, Inc.’s sale of its real property interests in December 2005. Maimon and Moshe, in turn, agreed to contribute this $225,000 towards the $3,045,000 New Money Contribution.

•	Maimon and Moshe have agreed to a release of the $3,738,000 unsecured claim that they filed against Aura Realty, Inc. in its Chapter 11 bankruptcy case.

•
Maimon and Moshe agreed that all of the stock interests that they never paid for, as well as the 200,000 shares of Series B Preferred Stock which were previously issued to Moshe and/or Maimon in connection with their former agreement to purchase the Aura Realty, Inc. property, would be cancelled.

•	We agreed to dismiss our pending lawsuit against Maimon and Moshe with prejudice and all of the parties entered into mutual releases.

Chapter 11 Reorganization of Aura Realty, Inc.

On August 8, 2005, Aura Realty, Inc., a 50.1% owned subsidiary of the Company, filed its own Chapter 11 bankruptcy proceeding in the United States Bankruptcy Court, Central District of California, (Case Number LA 05-27856-SB). Aura Realty is the owner of the company’s headquarters and manufacturing facility. The Company at the time of the filing was the lessee of the property. The filing was deemed necessary by the Company in order to protect the equity in the property in view of the inability of Aura Realty to cure outstanding arrearages to the senior lender, who had instituted foreclosure proceedings against the property. In October 2005 the Bankruptcy Court approved the sale of the real property to a third party for $8.75 million and the sale of the property was completed in December 2005. Subsequently Aura Realty obtained the dismissal of the bankruptcy proceeding.

Other Litigation

At the time of the filing by the Company of the Chapter 11 proceeding in June 2005 it was engaged in numerous legal actions by creditors seeking payment of sums owed. The filing by the Company of the Chapter 11 bankruptcy proceeding acted as an automatic stay of all pending litigation as of the filing date without further approval of the Bankruptcy Court. Implementation of the Plan of Reorganization on January 31, 2006, resulted in the termination of these claims pursuant to the Plan of Reorganization.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders in the fourth quarter of fiscal 2006.

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

Set forth below are high and low bid prices for our common stock for each quarterly period in the two most recent fiscal years. Such quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not necessarily represent actual transactions in the common stock. We had approximately 3,282 stockholders of record as of May 31, 2006.

Period (a)	High	Low
Fiscal 2005
First Quarter ended May 31, 2004	$22.65	$8.79
Second Quarter ended August 31, 2004	$18.59	$10.14
Third Quarter ended November 30, 2004	$23.66	$11.83
Fourth Quarter ended February 28, 2005	$13.86	$9.13

Period	High	Low
Fiscal 2006
First Quarter ended May 31, 2005	$6.76	$5.07
Second Quarter ended August 31, 2005	$5.07	$0.34
Third Quarter ended November 30, 2005	$3.72	$0.68
Fourth Quarter ended February 28, 2006	$3.38	$0.68

On June 30, 2006, the reported closing sales price for our common stock was $0.69.

(a) Price adjusted for a 1 for 338 reverse split effective January 31, 2006.

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

Repurchases of Equity Securities

We did not repurchase any shares of our common stock during the fourth quarter of fiscal 2006.

Securities Authorized for Issuance Under Equity Compensation Plans as of February 28, 2006

Equity Compensation Plan Information as of February 28, 2006

Number of Securities Remaining Available
		Weighted-average	for Future Issuance
	Number of Securities to	Exercise Price of	Under Equity Compensation
	be Issued Upon Exercise	Outstanding	Plans (Excluding Securities
	of Outstanding Options,	Options, Warrants and Rights	Reflected in Column (a))
Plan Category	Warrants and Rights (a)	(b)	(c)

Equity compensation plans approved by security holders	802,778	$2.15	197,222
Equity compensation plans not approved by security holders	-	-	-
Total	802,778	$2.15	197,222

We maintained two equity compensation plans as of February 28, 2006, both of which have been approved by our security holders under our Chapter 11 Bankruptcy Plan of Reorganization. Effective upon approval of the Plan in January 2006, a total of 500,000 warrants to purchase our common stock were reserved for issuance to management from time to time and 500,000 warrants were reserved for issuance to our directors from time to time.

ITEM 6. SELECTED FINANCIAL DATA

The following Selected Financial Data has been taken or derived from our audited consolidated financial statements and should be read in conjunction with and is qualified in its entirety by the full-consolidated financial statements, related notes and other information included elsewhere herein.

AURA SYSTEMS, INC. AND SUBSIDIARIES

	February 28, 2006	February 28, 2005	February 29, 2004	February 28, 2003	February 28, 2002
Net revenues	$1,756,105	$2,525,431	$1,864,325	$1,103,770	$3,116,295
Cost of goods sold	$614,327	$1,573,116	$934,769	$571,099	$1,480,736
Inventory write down	$439,188	$2,088,703	$550,968	$-	$1,510,871
Gross profit (loss)	$702,590	$(1,136,388)	$378,588	$532,671	$124,688
Expenses:
Engineering, research & development	$1,483,247	$2,482,678	$2,135,061	$3,956,886	$9,224,376
Selling, general and administrative	$5,867,388	$6,886,542	$7,191,925	$7,374,961	$10,006,844
Class action litigation & other legal settlements	$267,726	$2,765,192	$-	$233,259	$(2,750,000)
Adjustment to accounts payable	$-	$-	$-	$-	$(651,685)
Impairment losses on long-lived assets	$-	$544,510	$2,000,398	$2,300,000	$7,661,559
Severance expense	$-	$-	$-	$241,243	$1,080,525
Total expenses	$7,618,361	$12,678,912	$11,327,384	$14,106,349	$24,571,619

Loss from operations	$(6,915,771)	$(13,815,300)	$(10,948,796)	$(13,573,678)	$(24,446,931)
Other (income) and expense:
Impairment of investments	$-	$286,061	$500,000	$818,019	$1,433,835
Loss on sale of minority interest in Aura Realty	$-	$-	$231,000	$626,676	$-
(Gain) loss on sale of investments and assets	$(2,446,798)	$-	$(201,061)	$-	$-
Interest expense	$6,602,020	$18,965,852	$2,409,732	$2,656,592	$2,495,551
Other	$50,000	$(166,345)	$129,337	$(362,096)	$(535,179)
Change in derivative liability	$(16,254,502)	$(4,622,235)	$-	$-	$-
Provision (benefit) for taxes	$-	$-	$-	$-	$(1,549,882)
Minority interest	$-	$(3,970)	$(365,514)	$14,018	$-
Gain on extinguishment of debt obligations, net of income taxes	$1,730,979	$-	$67,415	$1,186,014	$1,889,540
Preferred stock dividend	$-	$525,377	$-	$-	$-
Net Income (Loss)	$6,864,488	$(28,800,040)	$(13,584,875)	$(16,140,873)	$(24,936,895)

Net Income (Loss) per common share	$2.24	$(22.35)	$(10.65)	$(13.52)	$(27.04)
Weighted average number of common shares	3,063,216	1,288,114	1,276,056	1,230,365	969,194
Cash/cash equivalents	$472,482	$61,376	$83,200	$163,693	$1,143,396
Working capital	$2,567,684	$(34,338,147)	$(14,011,245)	$(15,626,271)	$(2,512,553)
Total assets	$7,891,377	$13,305,777	$17,760,733	$23,767,866	$28,761,990
Total debt	$5,140,554	$36,535,119	$15,545,829	$13,345,378	$10,895,466
Net stockholders' equity (deficit)	$4,082,983	$(23,883,233)	$(3,614,425)	$4,712,176	$12,652,733

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

Overview

We design, assemble and sell the AuraGen®, our patented mobile power generator that uses the engine of a vehicle to generate power. The AuraGen® delivers on-location, plug-in electricity for any end use, including industrial, commercial, recreational and military applications. We began commercializing the AuraGen® in late 1999. To date, AuraGen® units have been sold to numerous industries, including recreational, utilities, telecommunications, emergency/rescue, public works, catering, oil and gas, transportation, government and the military.

We were founded in 1987 and, until 1992, primarily engaged in supplying defense technology to classified military programs. In 1992 we transitioned to being primarily a supplier of consumer and industrial products and services using our technology. In 1994, we founded NewCom, Inc., which sold and distributed computer communications and sound products such as CD-ROMs and sound cards. In 1997, we acquired MYS Corporation of Japan (“MYS”), a manufacturer of speaker systems. NewCom ceased operations in 1999 and we experienced severe financial hardship from this and other causes. In fiscal 2000, we sold MYS, our business divisions providing sound products, and other assets, restructured substantial indebtedness and concentrated our focus on the AuraGen® product. Since fiscal 2002 sales and support of the AuraGen® have provided substantially all of our operating revenues.

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

Our financial statements included in this report have been prepared on the assumption that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, as a result of our losses from operations there is substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from our possible inability to continue as a going concern.

Our ability to continue as a going concern is dependent upon the successful achievement of profitable operations and the ability to generate sufficient cash from operations and obtain financing sources to meet our obligations. There is no assurance that such efforts will be successful.

Our current level of sales reflects our efforts to introduce a new product into the marketplace. Many purchases of the product are being made for evaluation purposes. We seek to achieve profitable operations by obtaining market acceptance of the AuraGen® as a competitive - superior - product providing mobile power, thereby causing sales to increase dramatically to levels which support a profitable operation. There can be no assurance that this success will be achieved.

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

Valuation of Long-Lived Assets

Long-lived assets, consisting primarily of property and equipment, and patents and trademarks, comprise a significant portion of our total assets. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying values may not be recoverable. Recoverability of assets is measured by a comparison of the carrying value of an asset to the future net cash flows expected to be generated by those assets. Net cash flows are estimated based on expectations as to the realizeability of the asset. Factors that could trigger a review include significant changes in the manner of an asset's use or our overall strategy.

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

Results of Operations

In fiscal 2006, we reported net income of $6.9 million. This was primarily as a result of the recording of income of $16.3 million from a change in derivative liability that essentially reversed a charge for this amount in fiscal 2005. Our fiscal 2005 net loss was $28.8 million, with $17.8 million of that loss related to non-cash charges for depreciation, amortization, asset impairments and beneficial conversion of certain debt instruments. In fiscal 2004, the net loss was $13.6 million and the similar non-cash charges were $7.0 million. Net operating revenues and gross profit were $1.8 million and $.7 million, respectively, in fiscal 2006, $2.5 million and $(1.1) million, respectively, in fiscal 2005, and $1.9 million and $0.4 million, respectively, in fiscal 2004.

Revenues

Net revenues in fiscal 2006 decreased $769,326 to $1,756,105 from $2,525,431 in fiscal 2005, a decrease of 30%. This was due primarily to the lack of financial resources, the reduction in the workforce and the filing of bankruptcy.

Net revenues in fiscal 2005 increased $661,106 to $2,525,431 from $1,864,325 in fiscal 2004, an increase of 35% due primarily to a contract with a supplier of vehicles for the government.

Cost of Goods

Cost of Goods sold in fiscal 2006 decreased $958,789 to $614,327 from $1,573,116 in fiscal 2005. As a percentage of net revenues, cost of goods sold was 35% in fiscal 2006 compared to 62.4% in fiscal 2005. On the low level of sales we have had, this percentage can vary substantially from year to year based on the mix of product sold.

Cost of Cost of goods sold in fiscal 2005 increased $634,347 to $1,573,116 from $934,769 in fiscal 2004. As a percentage of net revenues, cost of goods sold was 62.4% in fiscal 2005 compared to 50.1% in fiscal 2004. This was a result of the mix of products sold.

Engineering, Research and Development

Engineering, research and development decreased $999,421 to $1,483,247 in fiscal 2006 from $2,482,668 in fiscal 2005. The decrease is largely attributable to the substantial reduction in workforce that was necessitated by our financial condition and the filing of bankruptcy.

Engineering, research and development increased $347,607 to $2,482,668 in fiscal 2005 from $2,135,061 in fiscal 2004. The increase is primarily attributable to a government contract. As a percentage of net revenues, engineering, research and development was 98.3% in fiscal 2005 compared to 114.5% in fiscal 2004. Research and development activities were negligible in fiscal 2005 and 2004 as we significantly reduced our research activities due to our financial condition. We expect research and development activities to continue at this reduced level until we have the financial resources available to fund such activities.

Selling, General and Administrative

Selling, general and administrative expenses in fiscal 2006 decreased $1,019,154 (15%) to $5,867,388 from $6,886,542 in fiscal 2005. The decrease is primarily attributable to the continued decrease in our workforce.

Selling, general and administrative expenses ("SG&A") declined $305,383 (4%) to $6,886,542 in fiscal 2005 from $7,191,925 in fiscal 2004. As a percentage of net revenues, SG&A was 273% in fiscal 2005 compared to 386% in fiscal 2004. The decrease is primarily attributable to our ongoing cost cutting efforts and personnel reduction.

Legal Settlements

Legal settlements of $2,765,192 were recorded in fiscal 2005 primarily as a result of the settlement of various litigation against us and certain of our officers by members of our former management and others as part of the 2004 Recapitalization. Approximately $1.5 million of this expense arose from valuations of the warrants, options and Series B units issued as part of the settlement. There was no comparable expense in fiscal 2006. See “Liquidity and Capital Resources” below for further information regarding the terms of the settlement.

Asset Impairment

During fiscal 2005 we recorded an asset impairment charge of $.5 million for the book value of our patents due to continued low sales.

During fiscal 2004, we recorded an asset impairment charge of $2.0 million with regard to the book value of certain of our patents and trademarks related to products which were not related to our core business where we could not justify that value based on our projections of revenues or cash flows during their remaining lives.

Non-Operating Income and Expenses

We incurred $0.3 million and $0.5 million of investment impairment charges in fiscal 2005 and fiscal 2004, respectively, primarily due to a decline in the value of non-core long-term investments.

Interest expense decreased $12.4 million in fiscal 2006 to $6.6 million from $19 million in fiscal 2005. The prior years expense was substantially increased due to the charges attributable to the beneficial conversion feature of convertible notes and warrants issued as part of a litigation settlement.

Interest expense increased to $19 million in fiscal 2005 from $2.4 million in fiscal 2004. Interest expense in 2005 consisted primarily of approximately $19.2 million in charges attributable to a beneficial conversion feature of convertible notes, and warrants issued as part of the global settlement arising from the settlement of litigation.

Other income/expense, net was an expense of $.05 million in fiscal 2006, $0.15 million in fiscal 2005 and $0.1 million in fiscal 2004.

We recognized income of $16.2 million for a change in derivative liability in fiscal 2006, compared to income of $4.6 million in fiscal 2005. This resulted from a reversal in the liability that was incurred for warrants that were exercisable, but for which there were not sufficient shares authorized.

We realized gains of approximately $1.7 million in fiscal 2006 from bankruptcy settlements, and $0.1 million in fiscal 2004 from the forgiveness of debt by certain of our creditors.

Liquidity and Capital Resources

At February 28, 2006, we had cash of approximately $472,000 compared to approximately $61,000 at February 28, 2005. We had working capital of approximately $2.9 million at February 28, 2006, as compared to a deficit of approximately $34 million at the end of the prior fiscal year. The increase in working capital reflects an “other receivable” of $2,654,864 resulting from the sale of our buildings and monies held in escrow from the sale of stock, and the conversion of approximately $12.1 million of current liabilities into common stock and warrants under the Chapter 11 Plan of Reorganization effected on January 31, 2006 (the “Plan” or “Plan of Reorganization”).

At February 28, 2006, we had accounts receivable, net of allowance for doubtful accounts, of approximately $88,000, and approximately $637,000 at February 28, 2005. Our collections tend to average 60 - 90 days from invoice due to the nature of our significant customers. There was no spending for property and equipment in either fiscal 2006 or fiscal 2005, and less than $0.1 million in fiscal 2004. As of February 28, 2006, we had no material capital project that would require funding. We made debt repayments of $4.7 million in fiscal 2006 as a result of the payoff of the mortgage on the buildings that were sold in December 2005, $0.1million of debt repayments in fiscal 2005 and $0.5 million in fiscal 2004.

Our revenues from operations are derived solely from sales of the AuraGen®. The cash flow generated from our operations has not been sufficient to fund our working capital needs. In the past, in order to maintain liquidity we have relied upon external sources of financing, principally equity financing and private indebtedness.

As of May 31, 2005, we had a working capital deficiency of $39.5 million, no cash or cash equivalents, negative cash flow from operations and no readily available sources of additional working capital. In order to allow sufficient time to raise additional capital and restructure outstanding indebtedness we filed for protection under Chapter 11 of the U.S. Bankruptcy Code in June 2005. The bankruptcy proceeding and the events leading up to the bankruptcy proceeding are discussed in more detail below. During the remainder of fiscal 2006, following commencement of our bankruptcy proceeding, we continued to rely on third party funding to cover our cash shortfalls, which included a series of secured debt financings aggregating more than $3.3 million during the pendency of our Chapter 11 proceeding and $3 million raised in a private placement of common stock and warrants to a group of “new money” investors as part of the Plan of Reorganization.

Background of Chapter 11 Reorganization

In September 2004, we entered into agreements with a group of investors and holders of secured debt in order to recapitalize the Company (the "2004 Recapitalization Transactions"). Completion of the 2004 Recapitalization Transactions was intended to provide us with a more stable financial condition by infusing new capital of up to $15 million through the sale of units comprising Series B Preferred Stock and common stock warrants, conversion of $3.5 million of secured debt into Series B Preferred Stock and warrants and extension of the maturity of the remaining $2.1 million of secured debt to August 2005, and the settlement of legal claims with former management. Subsequent to February 28, 2005, some of the investors who agreed to purchase Series B units failed to pay the subscription price when due in fiscal 2006, leaving more than $3 million of subscriptions unpaid as of May 31, 2005, resulting in defaults in other financial obligations. Without sufficient funds to operate, the inability to collect funding from the Series B investors in a timely manner, creditors aggressively pursuing the Company, and the inability to mount an adequate funding effort, we determined that filing for protection under the U.S. bankruptcy laws was the only way to preserve the going concern value of the Company. Accordingly, in June 2005 we filed for protection under Chapter 11 of the U.S. Bankruptcy Code and continued day-to-day operations as a debtor in possession, under the supervision of the Bankruptcy Court.

At the time of our bankruptcy filing we were generating approximately $180,000 of monthly revenue and had approximately $500,000 of monthly operating expenses, with no cash reserves. Substantially all of our assets, including our operating revenues, were encumbered by liens in favor of a group of lenders holding secured notes (the “Secured Notes”) with an aggregate principal balance of approximately $6 million. Therefore, our ability to continue to operate during the Chapter 11 proceeding was dependent upon our ability to use our operating revenue to pay expenses and to obtain “debtor-in-possession” financing. Accordingly, through agreements reached by the Company with the lenders holding the Secured Notes, and the approval of the bankruptcy court, between July and December of 2005, we concluding a series of three new secured financings, totaling $3.36 million, with three new lenders (the “DIP Lenders”).

In December 2005 the U.S. Bankruptcy Court ordered that a Plan of Reorganization proposed by us be circulated for approval by our creditors and shareholders, subject to the final confirmation of the Bankruptcy Court. The Plan of Reorganization was approved in January 2006 and became effective on January 31, 2006 (the “Effective Date”). Following is a summary of some of the principal elements of the Plan.

Principal Terms of the Chapter 11 Plan of Reorganization

The principal terms of the Plan, which became effective on January 31, 2006, are as follows:

Secured Note Holders - The holders of the Secured Notes outstanding when the Chapter 11 proceeding was filed, with an approximate principal balance of $5.5 million immediately prior to the Effective Date, received 1,134,000 shares of Common Stock, warrants to purchase 259,900 shares of Common Stock, and restated Secured Notes with a reduced principal balance of $2,525,000 on the Effective Date, after giving effect to a $75,000 cash payment by the Company on the Effective Date. The Secured Notes, as restated, continued to be secured by a lien on substantially all of the property of the Company, with annual interest of 7%, and payable in 48 equal monthly installments commencing 12 months after the Effective Date.

DIP Lenders - The DIP Lenders converted all of their approximately $4.06 million of loans immediately prior to the Effective Date into 6,065,699 shares of Common Stock and warrants to purchase 606,570 shares of Common Stock on the Effective Date.

Unsecured Claims - Holders of approximately $8.3 million of unsecured claims against the Company immediately prior to the Effective Date received approximately 4.7 million shares of Common and warrants to purchase 945,900 shares of Common Stock on the Effective Date in exchange for their unsecured claims.

New Money Investors - A group of new investors (“New Money Investors”) contributed a total of $3,045,000 of new money on the Effective Date in exchange for 3,349,500 shares of Common Stock and warrants to purchase 669,000 shares of Common Stock, of which approximately $1.1 million was used to pay administrative expenses of the bankruptcy proceeding outstanding on the Effective Date. An additional 837,375 shares of Common Stock were issued under the Plan following the Effective Date as the Company did not timely file a registration statement.

Series A Preferred Stockholders - The holders of the Series A Preferred Stock, of which 591,110 shares were outstanding immediately prior to the Effective Date, received a total of 357,818 shares of Common Stock and warrants to purchase 89,455 shares of Common Stock in exchange for their Series A Preferred Stock.

Series B Preferred Stockholders - The holders of $9,979,838 of Series B Preferred Stock which was fully paid for immediately prior to the Effective Date, received a total of 3,215,712 shares of Common Stock and warrants to purchase 987,195 shares of Common Stock in exchange for their Series B Preferred Stock. The remaining, unpaid shares of Series B Preferred Stock were cancelled on the Effective Date.

Common Stockholders - The holders of the 439,458,082 shares of Common Stock outstanding immediately prior to the Effective Date (“Old Common Stock”) received approximately 1.3 million shares of new Common Stock in the reorganized Company on the Effective Date in exchange for the Old Common Stock (i.e. one share of new Common Stock in exchange for each 338 shares of Old Common Stock).

Aries Group Reorganization Fee - For major contributions to the Plan, Disclosure Statement which describes the Plan, business analysis and modeling, feasibility study, assistance in settlement disputes between the Company and certain creditors, and providing valuation analysis for pricing of the investment by the New Money Investors as well as the conversion rates for the DIP Lenders, the Aries Group received 2,541,500 shares of the Company’s Common Stock and warrants to purchase 508,300 shares of Common Stock. The Plan provided that of these 2,541,500 shares of Common Stock and 508,300 warrants received by the Aries Group, 900,000 shares of Common Stock and 179,800 Warrants were to be delivered to Harry Kurtzman.

New Warrants - The warrants to purchase a total of approximately 3,807,319 shares of Common Stock issued under the Plan to the New Money Investors, the DIP Lenders, holders of unsecured claims, holders of Series A and Series B Preferred Stock and the Aries Group entitled the warrant holder to purchase Common Stock at a price of $3.00 per share during the first 12 months following the Effective Date, $3.50 per share during the second 12 months following the Effective Date, and $4.00 per share thereafter. The warrants to purchase a total of 259,900 shares of Common Stock issued under the Plan to the holders of the Secured Notes entitled the warrant holder to purchase Common Stock at a price of $2.00 per share during the first 12 months following the Effective Date, $2.50 per share during the second 12 months following the Effective Date, and $3.00 per share thereafter. The Plan also provided for the reservation by the Company of warrants for 500,000 shares for the Company’s management and 500,000 shares for members of the Board of Directors, to be issued by the Company from time to time.

Contractual Obligations

The table below describes the Company’s future contractual obligations, including items not included in the consolidated balance sheet, as of February 28, 2006:

At February 28, 2006, we had the following contractual obligations and commercial commitments:

			Payments Due by Period
Contractual Obligations			Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long term debt	a.	)	$2,525,000	$48,766	$1,942,986	$533,248	$0
Capital lease obligations			$0	$0	$0	$0	$0
Operating leases	b.	)	$386,100	$210,600	$175,500	$0	$0
Minimum license commitment			$0	$0	$0	$0	$0
Fixed asset and inventory purchase commitments			$0	$0	$0	$0	$0

Total contractual cash obligations			$2,911,100	$259,366	$2,118,486	$533,248	$0

a.)
Represents notes payable dated January 31, 2006, bearing interest at a rate of 7% per annum and secured by our intellectual property. The notes carry a term of five years with interest accruing the first 12 months, principal and interest payments beginning the 13th month, and continuing through month 60. During the year ended February 28, 2007, $167,346 in accrued and unpaid interest was added to the principal balance of the notes.

b.)	Represents obligations for the lease of our facilities.

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit, is recorded, processed, summarized and reported, within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures. Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures and have concluded, as of February 28, 2006, that they were not effective in view of our delinquent filings.

As of February 28, 2006, we were delinquent in filing all quarterly and annual SEC reports due since November 30, 2004. We did not have adequate financial resources to engage our outside auditors and ensure the timely filing of Form 10-K for the fiscal year ended February 28, 2005, as disclosed in Form 12b-25 filed with the SEC on May 26, 2005. In June 2005 our financial condition required us to seek protection from creditors under Chapter 11 of the U.S. Bankruptcy Code. The commencement of the bankruptcy proceeding placed additional demands on our then existing accounting personnel, including the filing of monthly financial reports with the bankruptcy court and the SEC. Our limited financial and personnel resources did not allow us to fully address our reporting obligations under the Securities Exchange Act of 1934 until we emerged from bankruptcy on January 31, 2006. As of February 28, 2006, we experienced additional events which further delayed the filing of our delinquent SEC reports. Specifically, the integrity of our financial records was severely disrupted as a result of errors made by temporary file personnel in December 2005 in the course of moving our principal office from 2335 Alaska Avenue to our Utah Avenue location. In addition, we experienced a change in our Chief Financial Officer and other accounting personnel towards the end of the February 2006 quarter, further compounding delays during this period.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended February 28, 2006, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

Directors

The following table sets forth as of March 1, 2008, our directors, their age, and the office they hold.

Name	Age	Title

Directors

Melvin Gagerman	64	Chairman, Director, Chief Executive Officer, Chief Financial Officer and President

Arthur J. Schwartz, PhD	59	Director, Chief Technical Officer

Dr. Maurice Zeitlin	65	Director, Chairman - Nominating Committee; member, Compensation Committee and Audit Committee

Warren Breslow	64	Director, Chairman - Audit Committee; member, Nominating Committee and Compensation Committee

Salvador Diaz-Verson, Jr.	52	Director, Chairman, Compensation Committee; member, Audit Committee and Nominating Committee

Other Executive Officers

Yedidia Cohen	51	Vice President of Engineering

The following sets forth as of March 1, 2008, certain information with respect to our directors and executive officers as of the date of this report.

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

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our officers and Directors, and beneficial owners of more than ten percent of the common stock, to file with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc. reports of ownership and changes in ownership of the common stock. Copies of such reports, or written representations that no reports were required, are required to be furnished us. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us during our fiscal year ended February 28, 2006, and Form 5 and amendments thereto furnished to us covering the 2005 fiscal year filed under Section 16(a) of the Securities Exchange Act of 1934, no person who was an officer or director or beneficial owner of more than 10% of our common stock failed to file on a timely basis, as disclosed in such Forms, the reports required by Section 16(a) of the Exchange Act during such fiscal year or prior fiscal years.

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

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

The following table summarizes all compensation paid during the three fiscal years ended February 28, 2006, to the individual who served as our chief executive officer during fiscal 2006, and the one other most highly compensated executive officer who was serving in such capacity as of February 28, 2006 (together, the "Named Executive Officers"). Information is presented only for years in which an individual served as an officer of the Company.

Name and	Fiscal Year ended	Annual Compensation		Long Term Compensation	Other
Principal Position	February 28/29	Salary	Other	Options/SARs (2)	Compensation
Raymond Yu (1)	2006	$215,385	-	-	$25,990 (3)
Chairman, Chief Executive Officer and President	2005	$88,462	-	-	-
	2004	-

Sandra Ferro (4),	2006	145,094	-	-	-
Chief Financial Officer	2005	46,154	-	-	-
	2004	-

(1)	Mr. Yu was elected CEO, President and a director effective September 20, 2004, and resigned in January 2006. The position of CEO then remained vacant until after the end of the 2006 fiscal year.

(2)	No long-term incentive payments or restricted stock awards were granted to the above individual during the three fiscal years ended February 28, 2006.

(3)	Represents travel and living expenses away from home.

(4)	Ms. Ferro became the Chief Financial Officer on October 21, 2004, and was terminated in February 2006.

No options were granted or exercised by the Named Executive Officers during the fiscal year ended February 28, 2006, and none of these individuals had any stock options outstanding as of February 28,  2006.Employment Contracts and Change in Control Agreements as of February 28, 2006

Melvin Gagerman

Melvin Gagerman was appointed acting Chief Financial Officer in February 2006.  Under the original terms of his engagement Mr. Gagerman was to receive a starting salary, retroactive to January 1, 2006, of $300,000 per year, along with an automobile allowance of $1,000 per month. If the Company reported two consecutive profitable quarters, Mr. Gagerman’s salary was to be increased to $360,000 per year. In May 2006 Mr. Gagerman assumed the position of President and CEO.

Effective January 31, 2006, Mr. Gagerman was awarded 250,000 Management Warrants by our Board of Directors as authorized under our Chapter 11 Plan of Reorganization. The terms of the Management Warrants provide for an exercise price of $2.00 per share during the first 12 months from the effective date of issuance (January 31, 2006), $2.50 per share from the 13th to the 24th months from the effective date of issuance; and $3.00 per share from the 25th to the 36th month from the effective date of issuance. However, under the terms of Mr. Gagerman’s employment agreement, which are subject to shareholder approval under our Bylaws, the exercise price will be $2.00 per share. The Management Warrants vest over a 36 month period: 1/36th of the shares of common stock underlying the warrant vest each month after the date of issuance, subject to his continuing to serve as an employee. However, under the terms of Mr. Gagerman’s employment agreement, which are subject to shareholder approval under our Bylaws, the warrants were fully vested as of May 1, 2006.

Effective January 31, 2006, Mr. Gagerman was awarded 350,000 Director Warrants by our Board of Directors as authorized under our Chapter 11 Plan of Reorganization. The terms of the Director Warrants provide for an exercise price of $2.50 per share. However, under the terms of Mr. Gagerman’s employment agreement, which are subject to shareholder approval under our Bylaws, the exercise price will be $2.00 per share. The Director Warrants vest over a two year period: 25% of the shares of common stock underlying the warrant vest each six months after the effective date of issuance (January 31, 2006). However, under the terms of Mr. Gagerman’s employment agreement, which are subject to shareholder approval under our Bylaws, the warrants were fully vested as of May 1, 2006.

Sandra Ferro

On September 28, 2004, the Company entered into an Employment Agreement with Sandra Ferro (the “Ferro Agreement”), pursuant to which, effective October 21, 2004, Ms. Ferro became Chief Financial Officer of the Company. The Ferro Agreement provided (i) for Ms. Ferro’s starting annual salary of $120,000; and (ii) that if she were terminated by the Company without cause during the first two years of her employment, she would be entitled to receive a severance payment equal to 30 days’ salary. In addition, the Ferro Agreement provided that she would be granted options to purchase 2,958 shares of the Company’s Common Stock at an exercise price of 19.27 per share. Such options were to vest 50% on the first anniversary of her employment and 50% on the second anniversary. As a result of the implementation of the Plan of Reorganization, the Ferro Agreement was cancelled on January 31, 2006, the Effective Date of the Plan.

Compensation of Directors

Directors are reimbursed for travel expenses incident to their service as a director but do not receive cash compensation. Directors are eligible to receive stock options and stock purchase warrants from time to time. All grants are at or above the fair market value of the common stock on the date of grant. In February 2006, following the effectiveness of the Plan of Reorganization, Arthur Schwartz, Sheldon Appel and Richard Armbrust were each awarded Director Warrants authorized under the Plan, entitling each of them to purchase 50,000 shares of common stock at an exercise price of $2.50 per share, vesting at the rate of 25% every six months and expiring three years from the date of grant. All grants are at or above the fair market value of the common stock on the date of grant. Warrants were also issued to Mr. Gagerman as Chairman of the Board and acting Chief Financial Officer. For information regarding warrants awarded to Melvin Gagerman, see “Employment Contracts and Termination of Employment and Change in Control Agreements” above.

Compensation Committee Interlocks and Insider Participation

During the fiscal year ended February 28, 2006, decisions regarding compensation of executive officers were made by the outside, disinterested Directors of the Board of Directors, after discussing the matter with the executive officer.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Common Stock

The following table sets forth, to the extent of our knowledge, certain information regarding our Common Stock owned as of December 31, 2007 (i) by each person who is the beneficial owner of more than five percent (5%) of our outstanding Common Stock, (ii) by each of our Directors and the Named Executive Officers, and (iii) by all Directors and executive officers as a group:

Beneficial Owner	Number of Shares of Common Stock	Percent of Common Stock (1))

ICM Asset Management, Inc. (2)(3)	1,492,388	4.1%
James M. Simmons (2)(4)	1,612,012	4.4%
Koyah Ventures, LLC (2)(5)	1,541,238	4.2%
Koyah Leverage Partners, L.P. (2)(6)	1,260,978	3.4%
Raymond Yu	-	-
Sandra Ferro	-	-
Melvin Gagerman (7)	611,501	1.7%
Arthur Schwartz (8)	728,659	2.0%
Maurice Zeitlin (9)	1,116,260	3.0%
Warren Breslow (10)	1,488,378	4.1%
Salvador Diaz-Verson, Jr. (11)	115,934	*

All current executive officers and Directors as a group (eight)	4,060,732	11.1%

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

(3)	Includes sole dispositive and voting power of 862 shares and shared voting and dispositive power of 1,491,526 shares.

(4)	Includes sole dispositive and voting power of 7,771 shares and shared voting and dispositive power of 1,612,012 shares.

(5)	Includes sole dispositive and voting power of 119,503 shares and shared voting and dispositive power of 1,421,735 shares.

(6)	Includes shared dispositive and voting power of 1,260,678 shares.

(7)	Includes 446,639 warrants and options exercisable within 60 days of December 31, 2007.

(8)	Includes 157,433 warrants and options exercisable within 60 days of December 31, 2007.

(9)	Includes 157,757 warrants and options exercisable within 60 days of December 31, 2007.

(10)	Includes 60,989 warrants and options exercisable within 60 days of December 31, 2007.

(11)	Includes 51,327 warrants and options exercisable within 60 days of December 31, 2007.

The mailing address for the officers and directors is c/o Aura Systems, Inc., 2330 Utah Avenue, El Segundo, CA 90245.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During fiscal 2006 we entered into a number of agreements with persons who were directors or officers. For information regarding these agreements, see “ITEM 11. Executive Compensation.” In addition we entered into agreements with holders of our Secured Notes who beneficially own more than 5% of our common stock, Koyah Ventures, LLC and Koyah Leverage Partners, LP. For information regarding the transactions with the holders of the Secured Notes, see “Item 7 - Liquidity and Capital Resources.”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND DISCLOSURES

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

The following table sets forth the aggregate fees billed to us by Kabani & Co. for the years ended February 28, 2006 and 2005:

	Year Ended February 28,
	2006	2005
Audit Fees(1)	$82,500	$82,500
Audit-related fees(2)	-	-
Tax fees	-	-
All other fees	-	-
Total	$82,500	$82,500

(1)
Included fees for professional services rendered for the audit of our annual financial statements and review of our annual report on Form 10-K and for reviews of the financial statements included in our quarterly reports on Form 10-Q for the first three quarters of the years ended February 28, 2006 and 2005.

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

1.      Financial Statements

See Index to Consolidated Financial Statements at page F-1

2.      Financial Statement Schedules

See Index to Consolidated Financial Statements at page F-1

3.      Exhibits

See Exhibit Index

B.     Reports on Form 8-K

None

INDEX TO EXHIBITS

Description of Documents

2.1	First Amended Plan of Reorganization of Aura Systems, Inc.(2)

3.1	Amended and Restated Certificate of Incorporation of Aura Systems, Inc.. (1)

3.2	Amended and Restated Bylaws of Aura Systems, Inc. as amended to date. (1)

10.1	Form of Unsecured Creditor Warrants issued under First Amended Plan of Reorganization of the Company. (3)

10.2	Form of Management Warrants issued under First Amended Plan of Reorganization of Aura Systems, Inc.(3)

10.3	Form of Director Warrants issued under First Amended Plan of Reorganization of t Aura Systems, Inc. (3)

10.4	Aura Systems, Inc. 2006 Stock Option Plan. (3)

10.5	Form of Aura Systems, Inc. Non-Statutory Stock Option Agreement. (3)

10.6	Employment Agreement dated January 4, 2007, by and between the Company and Melvin Gagerman. (3)

10.7
 Full Release dated as of January 31, 2006, by Aura Systems, Inc. for the benefit of Koyah Leverage Partners, L.P., Koyah Partners, L.P. Koyah Ventures LLC, Raven Partners, L.P., Koyah Microcap Partners Master Fund, L.P. and James M. Simmons. (3)

10.8
Consolidated, Amended and Restated Security Agreement dated as of January 31, 2006, by Aura Systems, Inc. for the benefit of Koyah Leverage Partners, L.P., Koyah Partners, L.P. Koyah Ventures LLC, Raven Partners, L.P., and Koyah Microcap Partners Master Fund, L.P. (3)

10.9
Consolidated, Amended and Restated Stock Pledge Agreement dated as of January 31, 2006, by Aura Systems, Inc. for the benefit of Koyah Leverage Partners, L.P., Koyah Partners, L.P. Koyah Ventures LLC, Raven Partners, L.P., and Koyah Microcap Partners Master Fund, L.P. (3)

10.10
Amended and Restated Intercreditor Agreement dated as of January 31, 2006, by and among Aura Systems, Inc., Koyah Leverage Partners, L.P., Koyah Partners, L.P. Koyah Ventures LLC, Raven Partners, L.P., and Koyah Microcap Partners Master Fund, L.P. (3)

10.11	Amended and Restated Promissory Note dated January 31, 2006, by Aura Systems, Inc. in favor of Raven Partners, L.P. (3)

10.12	Amended and Restated Promissory Note dated January 31, 2006, by Aura Systems, Inc. in favor of Koyah Ventures, LLC (3)

10.13	Consolidated, Amended and Restated Promissory Note dated January 31, 2006, by Aura Systems, Inc. in favor of Koyah Partners, L.P. (3)

10.14	Consolidated, Amended and Restated Promissory Note dated January 31, 2006, by Aura Systems, Inc. in favor of Koyah Microcap Partners Master Fund, L.P. (3)

10.15	Consolidated, Amended and Restated Promissory Note dated January 31, 2006, by Aura Systems, Inc. in favor of Koyah Leverage Partners, L.P. (3)

10.16	Lease between Aura Systems Inc., and Alliance Commercial Partners (3)

10.17	Lease between Aura Systems Inc., and Derek Lidow as Trustee for the Lidow Family Trust and Alexander Lidow (3)

14.1	Code of Ethics (3)

31.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350

(1)	Incorporated by reference from the Company's Report on Amendment to Form 8-A filed with the SEC on January 31, 2006.

(2)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on January 20, 2006.

(3)	Incorporated by reference from the Company’s Report on Form 10-K filed with the SEC for the year ended February 28, 2005.

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

Signatures	Title	Date
/s/ Melvin Gagerman	Chief Executive Officer, Acting Chief Financial Officer Director and Chairman of the Board (Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)	March 25, 2008
Melvin Gagerman

/s/ Arthur Schwartz	Director	March 25, 2008
Arthur Schwartz

/s/ Salvador Diaz-Verson, Jr	Director	March 25, 2008
Salvador Diaz-Verson, Jr.
	Director	March 25, 2008
/s/ Maurice Zeitlin
Maurice Zeitlin
	Director	March 25, 2008
/s/ Warren Breslow
Warren Breslow
	Director	March 25, 2008

Index to Consolidated Financial Statements

Independent Auditors' Reports on Consolidated Financial Statements and Financial Statement Schedule	F-1

Consolidated Financial Statements of Aura Systems, Inc. and Subsidiaries:

Consolidated Balance Sheets - February 28, 2006 and February 28, 2005	F-3
Consolidated Statements of Operations - Years ended February 28, 2006, February 28, 2005 and February 29, 2004	F-4
Consolidated Statements of Stockholders' Equity (Deficit) - Years ended February 28, 2006, February 28, 2005 and February 29, 2004	F-5
Consolidated Statements of Cash Flows - Years ended February 28, 2006, February 28, 2005 and February 29, 2004	F-6 to F-7
Notes to Consolidated Financial Statements	F-8 to F-27
Consolidated Financial Statement Schedule II: Valuation and Qualifying Accounts	F-28 to F-29

Schedules other than those listed above are omitted because they are not required or are not applicable, or the required information is shown in the respective consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Aura Systems, Inc. and subsidiaries

We have audited the accompanying consolidated balance sheets of Aura Systems, Inc. (a Delaware corporation) and subsidiaries as of February 28, 2006 and February 28, 2005, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the two years for the period ended February 28, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aura Systems, Inc. and subsidiaries as of February 28, 2006 and February 28, 2005, and the results of their operations and their cash flows for each of the three years in the period ended February 28, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has generated significant losses from operations and defaulted on certain debt obligations. The Company filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code, in the United States Bankruptcy Court, Central District of California, (Case Number LA 05-24550-SB). They secured a Debtor in Possession (“DIP”) loan. They submitted a reorganization plan that was approved by the court and voted and approved by the DIP lenders, the secured creditors, the unsecured creditors, the shareholders and the new money investors. 254,127 additional shares were issued to Yair Ben Mosche, David Maimon and Eli Melech Lowey to settle their claims in excess of the bankruptcy court approval. All of the outstanding litigation and disputes were settled during the bankruptcy. The real estate was sold to an unrelated third party in December 2005 for gross proceeds of $8,750,000. After satisfaction of the mortgage liabilities and payment of the costs of the sale, approximately $2.9 million was due to the Company. From this amount, $1.9 million was paid to the minority shareholder, approximately $470,000 was used to satisfy outstanding legal bills, and the balance of $595,000 was received by the Company in March of 2006. All disputes regarding the real estate were settled. The Company emerged from the Chapter 11 effective January 31, 2006.

/s/ Kabani & Company, Inc.
Certified Public Accountants

Los Angeles, California
June 15, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Aura Systems, Inc. and subsidiaries

We have audited the accompanying consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year ended February 29, 2004 of Aura Systems, Inc. (a Delaware corporation) and subsidiaries. Our audit also included the financial statement schedule of Aura Systems, Inc. and subsidiaries listed in Item 15(a). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations of Aura Systems, Inc. and subsidiaries and their cash flows for the year ended February 29, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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

SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
July 10, 2004

CONSOLIDATED BALANCE SHEETS

	February 28, 2006	February 28, 2005
ASSETS
Current assets
Cash and cash equivalents	$472,482	$61,376
Accounts receivable, net of allowance for doubtful accounts of $164,241 and $178,134	87,808	637,436
Current inventories	615,000	802,003
Other receivables	2,654,864	-
Other current assets	69,690	696,157
Total current assets	3,899,844	2,196,972

Property, plant, and equipment, net	26,669	6,588,996
Non-current inventories net of allowance for obsolete inventories of $2,967,751 and $4,038,047	3,964,864	4,519,809

Total assets	$7,891,377	$13,305,777

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$590,577	$3,322,137
Current portion of notes payable (including $0 and $1,495,525 to related parties)	48,766	8,730,982
Convertible notes payable	-	5,686,527
Accrued expenses	528,192	2,376,346
Derivative liability	-	16,254,502
Deferred income	164,625	164,625

Total current liabilities	1,332,160	36,535,119

Notes payable, net of current portion	2,476,234	-

Total liabilities	3,808,394	36,535,119

Minority interest in consolidated subsidiary		653,891

Commitments and contingencies

Stockholders' equity (deficit)
Series A Convertible, Redeemable Preferred Stock, $0.005 par value, 1,500,000 shares authorized, 591,110 shares issued and outstanding at February 28, 2005	-	2,956
Series B Convertible, Preferred Stock, par value $0.005 per share, 2,650,798 shares issued and outstanding at February 28, 2005	-	9,857
Common stock, $0.0001par value, 50,000,000 shares authorized, 24,282,710 and 1,300,172 issued and outstanding at February 28, 2006 and February 28, 2005	2,428	130
Committed common stock, 64,917 shares at February 28, 2005	-	3,102,958
Additional paid-in capital	343,073,025	318,857,824
Accumulated deficit	(338,992,470)	(345,856,958)

Total stockholders' equity (deficit)	4,082,983	(23,883,233)

Total liabilities and stockholders' equity	$7,891,377	$13,305,777

The accompanying notes are an integral part of these financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended February 28, 2006, February 28, 2005, and February 29, 2004

	2006	2005	2004

Net revenues	$1,756,105	$2,525,431	$1,864,325
Cost of goods sold	614,327	1,573,116	934,769
Inventory write down	439,188	2,088,703	550,968

Gross profit	702,590	(1,136,388)	(378,588)

Operating expenses
Engineering, research and development	1,483,247	2,482,668	2,135,061
Selling, general, and administrative	5,867,388	6,886,542	7,191,925
Legal settlements	267,726	2,765,192	-
Impairment losses on long-lived assets	-	544,510	2,000,398

Total operating expenses	7,618,361	12,678,912	11,327,384

Loss from operations	(6,915,771)	(13,815,300)	(10,948,796)

Other income (expense)
Impairment of investments	-	(286,061)	(500,000)
Loss on sale of minority interest in Aura Realty	-	-	(231,000)
Gain on sale of assets	2,446,798	-	201,061
Interest income , net	(6,602,020)	(18,965,852)	(2,409,732)
Other income (expense), net	(50,000)	166,345	(129,337)
Change in derivative liability	16,254,502	4,622,235	-
Bankruptcy Settlements	1,730,979	-	-

Total other income (expense)	13,780,259	(14,463,333)	(3,069,008)

Net Income (Loss) before minority interest in subsidiary and extraordinary item	6,864,488	(28,278,633)	(14,017,804)
Minority interest	-	3,970	365,514
Extraordinary item:
Gain on extinguishment of debt, net of income taxes of $0	-	-	67,415

Net income (loss) before preferred stock dividend	$6,864,488	$(28,274,663)	$(13,584,875)
Preferred stock dividend	-	525,377	-
Net Income (Loss) applicable to common shareholders	$6,864,488	$(28,800,040)	$(13,584,875)

Basic and diluted income (loss) per share	$2.24	$(22.35)	$(10.65)

Weighted-average shares outstanding	3,063,216	1,288,114	1,276,056

The accompanying notes are an integral part of these financial statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Committed Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)

Balance, February 28, 2003			1,276,056	$127	$3,102,958	$305,429,688	$(303,820,597)	$4,712,176
Warrants issued to debt holders						494,265		494,265
Beneficial conversion feature on convertible notes payable						827,375		827,375
Issuance of Series A Preferred Stock
In private placements	57,090	$285				259,215		259,500
For conversion of notes payable	534,020	2,671				3,674,464		3,677,135
Prior period adjustment						(348,555)	348,555	-
Net loss							(13,584,875)	(13,584,875)

Balance, February 29, 2004	591,110	$2,956	1,276,056	$127	$3,102,958	$310,336,452	$(317,056,918)	$(3,614,425)
Reclassify prior year warrant expense as liability						(1,617,403)		(1,617,403)
Penalty shares issued on global settlement			24,116	3		292,269		292,272
Issuance of Series B for note conversion	500,000	2,500				2,497,500		2,500,000
Issuance of Series B for global settlement	91,717	459				458,124		458,583
Issuance of Series B creditors settlement	290,311	1,452				1,450,103		1,451,555
Series B issued in private placement	1,089,245	5,446				5,440,779		5,446,225
Net Loss							(28,800,040)	(28,800,040)

Balance, February 28, 2005	2,562,383	$12,813	1,300,172	$130	$3,102,958	$318,857,824	$(345,856,958)	$(23,883,233)
Series B issued in private placements	26,963	123				123,338		123,461
Cancel preferred stock	(2,589,346)	(12,936)				(13,903,525)		(13,916,461)
Cancel common stock			(1,300,172)	(130)	(3,102,958)	(305,077,637)		(308,180,725)
Stock issued for cancelled common stock			1,300,172	130		308,180,595		308,180,725
Stock issued for cancelled preferred stock			3,319,403	332		13,916,129		13,916,461
Stock issued for additional claims			254,127	25		856,324		856,349
Stock issued in exchange for secured debt			1,134,000	113		2,899,887		2,900,000
Stock issued for new money contribution			3,349,500	335		2,952,665		2,953,000
Stock issued for DIP financing			6,065,699	607		4,063,411		4,064,018
Stock issued for administrative claims			2,766,786	277		-277		-
Penalty shares issued on new money contribution			837,375	84		-84		-
Stock issued for unsecured debt			4,611,247	461		8,125,478		8,125,939
Stock issued for legal settlements			644,401	64		1,135,501		1,135,565
Issuance of warrants						943,396		943,396
Net Income							6,864,488	6,864,488
Balance, February 28, 2006	-	-	24,282,710	$2,428	-	$343,073,025	$(338,992,470)	$4,082,983

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended February 28, 2006, February 28, 2005 and February 29, 2004

	2006	2005	2004

Cash flows from operating activities
Net income (loss)	$6,864,488	$(28,800,040)	$(13,584,876)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	65,091	416,161	571,734
Gain on disposition of assets	(2,446,798)		(201,061)
Loss on sale of minority interest in Aura Realty	-	-	231,000
Change in allowance for doubtful accounts	88,682	32,134	-
Reserve for Note Receivable	-	-	2,042,340
Change in reserve for inventory obsolescence	439,188	2,088,703	550,968
Impairment of long-lived assets and investments	-	830,571	2,500,397
Gain on extinguishment of debt	(1,730,979)	(17,221)	(65,594)
Minority interest in net income of consolidated subsidiary	-	(3,970)	(365,514)
Operating expense charged for warrants issues-	943,396		-
Stock options issued as consulting expense	-	-	-
Change in derivative liability	(16,254,502)	(4,622,235)	-
Beneficial conversion feature on convertible debt	3,801,457	19,259,334	1,090,639
Operating expenses satisfied with stock	300,000	750,855	-
(Increase) decrease in
Accounts receivable	460,946	12,732	(271,585)
Inventories	302,760	895,628	130,614
Other current assets	626,467	(437,068)	(92,500)
Other assets	-	594,271	131,364
Increase (decrease) in
Accounts payable and accrued expenses	1,974,022	2,156,666	609,437
Deferred income	-	3,750	375

Net cash used in operating activities	(4,565,782)	(6,839,729)	(6,722,272)

Cash flows from investing activities
Payments received on notes receivable	-	-	174,053
Purchase of property, plant, and equipment	-	-	(24,684)
Proceeds from sale of investments	-	-	415,000

Net cash provided by (used in) investing activities	-	-	564,369

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2006	2005	2004

Cash flows from financing activities
Proceeds from notes payable and convertible notes payable	-	2,150,000	$6,366,080
Payments on notes payable	(103,727)	(778,320)	(548,170)
Net proceeds from issuance of preferred stock	123,461	5,446,225	259,500
Net proceeds from issuance of common stock	4,957,154	-	-

Net cash provided by financing activities	4,976,888	6,817,905	6,077,410

Net increase (decrease) in cash and cash equivalents	411,106	(21,824)	(80,493)
Cash and cash equivalents, beginning of year	61,376	83,200	163,693

Cash and cash equivalents, end of year	472,482	$61,376	$83,200

Supplemental disclosures of cash flow information
Interest paid	$550,255	$674,383	$324,872

Income taxes paid	$-	$-	$-

Supplemental schedule of non-cash financing and investing activities:

During the year ended February 28, 2006, we:

•	issued 1,134,000 shares of common stock upon conversion of $2,900,000 of secured debt

•	issued 2,766,786 shares of common stock for administrative claims arising out of the bankruptcy filing

•	issued 837,375 shares of common stock as penalty shares for failure to timely file a registration statement

•	issued 4,611,247 shares of common stock in satisfaction of $8,125,939 of unsecured debt

•	issued 644,401 shares of common stock as legal settlements

During the year ended February 28, 2005, we:

•
issued 290,311 shares of Series B convertible preferred stock in satisfaction of $ 1,451,555 in liabilities issued 500,000 shares of Series B convertible preferred stock upon conversion of $2,500,000 of note payable

During the year ended February 29, 2004, the Company:

•	issued $125,811 of convertible notes payable in satisfaction of $125,811 in contractual obligations arising from the sale of the convertible notes payable.

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

Our long-term ability to continue as a going concern is dependent upon the successful achievement of profitable operations and the ability to generate sufficient cash from operations and financing sources to meet our obligations. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from our possible inability to continue as a going concern. We are currently seeking to raise additional financing and anticipate being able to increase our sales in order to achieve positive cash flow.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Aura and our subsidiary, Aura Realty, Inc. Investments in affiliated companies are accounted for by the equity or cost method, as appropriate. Significant inter-company amounts and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

Cash and equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. We maintain cash deposits at multiple banks located in California. Deposits at each bank are insured by the Federal Deposit Insurance Corporation up to $100,000. At February 28, 2005, there were no uninsured portions of the balances. We have not experienced any losses in such accounts and believe we are not exposed to any significant risk on cash and cash equivalents.

Accounts Receivable

Accounts receivable consist primarily of amounts due from customers. We have provided for an allowance for doubtful accounts, which we believe to be sufficient to account for all uncollectible amounts.

Inventories

Inventories are valued at the lower of cost (first-in, first-out) or market. Due to continuing lower than projected sales, we are holding inventories in excess of what we expect to sell in the next fiscal year. As of February 28, 2006 and February 28, 2005 $3,964,864, and $4,519,809, respectively, of inventories have been classified as long-term assets. (See Note 4.)

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

Long-Term Investments

We account for all investments where we hold less than a 20% voting interest, cannot exercise significant influence, and where the fair market value of those securities is not readily determinable under the cost basis. Investments in voting interests between 20% and 50% where we can exercise significant influence are accounted for under the equity method of accounting, and investments greater than 50% are generally consolidated for the purposes of financial reporting. As we do not hold a sufficient interest in our investments to exercise significant influence and the fair market value of the investments are not readily determinable, long-term investments have been accounted for under the cost method. A decline in the value of any investment below cost that is deemed other than temporary is charged to earnings. As of February 28, 2006, we have impaired all of our long-term investments.

Patents and Trademarks

We capitalize the cost of obtaining or acquiring patents and trademarks. Amortization of patent and trademark costs is provided for by the straight-line method over the shorter of the legal or estimated economic life. Amortization expense was $ 0, $657,728, and $187,028 for the years ended February 28, 2006, February 28, 2005 and February 29, 2004, respectively. Accumulated amortization was $1,228,061 as of February 28, 2006 and 2005. If a patent or trademark is rejected, abandoned, or otherwise invalidated, the unamortized cost is expensed in that period. During fiscal 2004, we recorded a $2,000,398 long-lived asset impairment charge resulting from the write off of some of our patents and trademarks. We reevaluated our intentions with regard to its patents and trademarks related to products outside our core business and wrote-off the carrying value of patents not related to products in production. In fiscal 2005, due to the continued low sales volume, we wrote off the carrying value of the balance of our patents.

Valuation of Long-Lived Assets

We review long-lived assets and identifiable intangibles in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," on at least an annual basis or whenever events or circumstances indicate that the carrying amount of such assets may not be fully recoverable. During the year ended February 28, 2005, we recorded asset impairment charges on certain of our long-lived assets (see Note 7).

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

If we had elected to recognize compensation expense based upon the fair value at the grant date for awards under this plan consistent with the methodology prescribed by SFAS No. 123, our net loss and loss per share would be reduced to the pro forma amounts indicated below for the years ended February 28, 2006, February 28, 2005 and February 29, 2004:

	2006	2005	2004

Net income (loss), as reported	$6,864,488	$(28,800,040)	$(13,584,875)
Intrinsic value expense			-
Stock-based employee compensation expense determined under fair value presentation for all options	-	-	(1,965,275)

Pro forma net income (loss)	$6,864,488	$(28,800,040)	$(15,550,150)

Basic income (loss) per common share:
As reported	$2.24	$(21.64)	$(10.65)
Pro forma	$2.24	$(21.64)	$(12.19)

For purposes of computing the pro forma disclosures required by SFAS No. 123, the fair value of each option granted to employees and directors is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions for the year ended February 29, 2004: dividend yields of 0%, expected volatility of 98%, risk-free interest rate of 1.7%, and expected lives of 2.0 years. There were no options granted during the years ended February 28, 2005 and 2006.

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

Advertising Expense

Advertising costs are charged to expense as incurred and were immaterial for the years ended February 28, 2006, February 28, 2005 and February 29, 2004.

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

We have significant income tax net operating losses; however, due to the uncertainty of the realizability of the related deferred tax asset, a reserve equal to the amount of deferred income taxes has been established at February 28, 2006 and February 28, 2005.

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

Major Customers

During the year ended February 28, 2006, we conducted business with four customers whose sales comprised 24% of net sales. As of February 28, 2006, two customers accounted for 87% of net accounts receivable. During the year ended February 2, 2005, we conducted business with four customers whose sales comprised 44% of net sales. As of February 28, 2005, four customers accounted for 54% of net accounts receivable.

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

NOTE 4 - INVENTORIES

Inventories at February 28, 2006 and February 28, 2005 consisted of the following:

	2006	2005

Raw materials	$2,909,930	$3,720,204
Finished goods	4,637,685	5,639,655

	7,547,615	9,359,859
Reserve for potential product obsolescence	(2,967,751)	(4,038,047)

	4,579,864	5,321,812
Non-current portion	3,964,864	4,519,809

Current portion	$615,000	$802,003

Inventories consist primarily of components and completed units for the Company’s AuraGen® product.

Early in its AuraGen® program, we determined it was most cost-effective to outsource production of components and subassemblies to volume-oriented manufacturers, rather than produce these parts in house. As a result of this decision, and based on then anticipated sales, we purchased, prior to fiscal 2001, a substantial inventory of components at volume prices, most of which was then assembled into finished AuraGen® units. Since sales did not meet such expectations, we have been selling product from this inventory for several years. Management has analyzed its inventories based on its current business plan, current orders for future delivery, and pending proposals with prospective customers and has determined we do not expect to realize all of its inventories within the next year. The net inventories as of February 28, 2006 and February 28, 2005, which are not expected to be realized within a 12-month period have been reclassified as long term.

We assessed the net realizability of these assets, and the potential obsolescence of inventory. In accordance with this assessment, management has recorded a reserve of $2,967,751 and $4,038,047 at February 28, 2006 and February 28, 2005, respectively.

NOTE 5 - NOTES RECEIVABLE

In March 2000, we received a $2,500,000 note bearing interest at 8% per annum and due on October 1, 2007 from the purchaser of our ceramics facility. This note was assigned in connection with the Aura Realty Transaction. No payments have been made under this note since November 2003. The remaining $2,042,340 principal balance of the Ceramics Note was reserved as uncollectible as of February 29, 2004 and was included in bad debt expense in Selling, General and Administrative expenses in the accompanying financial statements.

NOTE 6 - PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment at February 28, 2006 and February 28, 2005 consist of the following:

	2006	2005

Land	$0	$3,187,997
Buildings	0	6,408,796
Machinery and equipment	911,308	1,798,485
Furniture and fixtures	1,509,492	2,308,023
Leasehold improvements	0	135,935

	2,420,800	13,839,286
Less accumulated depreciation and amortization	2,394,131	7,250,240

Property, plant and equipment, net	$26,669	$6,588,996

Depreciation and amortization expense was $65,091, $416,161, and $641,246 for the years ended February 28, 2006, February 28, 2005 and February 29, 2004, respectively.

In December 2005, our majority owned subsidiary, Aura Realty, sold the buildings we operate in to an unrelated third party for gross proceeds of $8,750,000. After satisfaction of the mortgage liabilities and payment of the costs of the sale, approximately $2.9 million was due us. From this amount, $1.9 million was paid to the minority shareholder, approximately $470,000 was used to satisfy outstanding legal bills, and the balance of $595,000 was received by the Company in March of 2006. We then entered into a lease arrangement with the purchasers to lease one of the properties for a period of two years beginning January 1, 2006.

NOTE 7 - LONG-TERM INVESTMENTS

We have made long-term investments in the common stock of three companies as follows: Aquajet-$923,835; Algo Technology-$1,348,652 and Telemac-$715,153. As of February 29, 2004, we had fully written off our investment in Aquajet and Algo Technology, and had a net book value in our Telemac investment of $286,061. During fiscal 2005, we wrote off the balance of our investment in Telemac and as of February 28, 2006 and 2005, we have fully written off all our long-term investments.

NOTE 8 - NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE

Notes payable and convertible notes payable at February 28, 2006 and 2005 consisted of the following:

	2006	2005

Note payable (a)	$2,525,000	$0
Convertible notes payable (b)	0	5,061,527
Convertible notes payable (c)	0	625,000
Notes payable - buildings (d)	0	4,838,904
Note payable - related party (e)	0	1,149,525
Litigation payable (f)	0	2,742,553

	$2,525,000	14,417,509
Less current portion	48,766	14,417,509

Long-term portion	$2,476,234	$-

(a) Represents notes payable dated January 31, 2006, bearing interest at a rate of 7% per annum and secured by our intellectual property. The notes carry a term of five years with interest accruing the first twelve months, principal and interest payments beginning the thirteenth month, and continuing through month sixty.

(b) Represents secured notes payable (the "Secured Notes") on June 15, 2004, bearing interest at 10% per annum and convertible at the option of the holder into new debt or equity securities of the Company at a 20% discount to the best terms by which such new debt or equity is sold to any new investor. The Secured Notes may be prepaid on notice at a 15% premium. Repayment of the Secured Notes is secured by substantially of our assets (with limited exceptions). The beneficial conversion feature of these notes was valued at $348,555 and has been recorded as interest expense in the accompanying financial statements. These notes were converted into new secured notes payable (see (a) above) and 1,134,000 shares of common stock in the reorganized company as a result of the bankruptcy reorganization.

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

Pursuant to the 2004 Recapitalization Transactions, the maturity of such notes was extended to June 30, 2005, the conversion discount / prepayment premium was eliminated, and a portion of such notes were converted into Series B Preferred Stock .

(c) Convertible notes payable carry an 8% interest rate and are convertible into common stock at various conversion rates (the "8% Convertible Notes"). In fiscal 2004, $1,125,000 these notes were adjusted to be convertible into shares of convertible, redeemable preferred stock, and such conversion was completed . We recorded interest expense of $316,619 related to the original conversion feature on the debt in fiscal 2003. The balance of these notes were converted into shares of common stock of the reorganized company as a result of the bankruptcy reorganization.

(d) Notes payable - buildings consist of a First Trust Deed on two buildings in California used as our headquarters bearing interest at 7.625% per annum. A final balloon payment is due in fiscal 2009. In April 2003, we defaulted on these notes payable and, in June 2004, cured such defaults. As such, at February 28, 2003, these notes payable were classified as current liabilities. This note was paid in full upon the sale of the buildings in December, 2005.

(e) Notes payable - related parties consist of two separate notes: a $1,000,000 note payable, dated December 1, 2002, which was entered into in connection with the sale of a minority interest in Aura Realty, as more fully described in our Form 10-K for the year ended February 29, 2004 as filed with the SEC (the “$1M Note”) and a $150,000 demand note, dated August 6, 2004, which was issued in exchange for a $150,000 cash advance from an employee (the $150K Note”).

The $1M Note bears interest at 12.3% per annum and is secured by a security interest in a certain note receivable. We were required to make interest only payments for the first 17 months of the term, and the $1,000,000 principal was due on May 31, 2004. We were unable to make the principal payment as demanded by the Purchasers and the note is now in default. In August 2004, one of the minority shareholders of Aura Realty filed a lawsuit against us seeking full payment of this Note. This note was paid off as a part of the settlement with Minority shareholders on the sale of the Aura Realty building during bankruptcy.

The $150K Note includes a fixed charge of $15,000 for interest, which was recorded as interest expense in August 2004, and is secured by our accounts receivable. The holders of the Secured Notes have subordinated their security interest in our accounts receivable to allow us to grant this security interest. These notes were converted into shares of common stock of the reorganized company as a result of the bankruptcy reorganization.

(f) The litigation payable represents the legal settlements entered into by Aura with various parties. These settlements call for payment terms with 8% interest rate to the plaintiffs through fiscal 2004. We are in default with respect to payments required under these settlements. These notes were converted into shares of common stock of the reorganized company as a result of the bankruptcy reorganization.

Future maturities of notes payable at February 28, 2006 are as follows:

Year Ending February 28,
2007	$48,766
2008	592,251
2009	651,808
2010	698,927
2011	533,248
$2,525,000

NOTE 9 - ACCRUED EXPENSES

Accrued expenses at February 28, 2006 and February 28, 2005 consisted of the following:

	2006	2005

Accrued payroll and related expenses	$178,170	$352,836
Accrued interest	16,833	856,662
Accrued Litigation Settlement	-	550,760
Other	333,189	840,495
Total	$528,192	$2,600,753

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Leases

At February 28, 2006, we did not have any significant long-term operating leases. Rent expense charged to operations amounted to $858,368, $838,458, and $412,531 for the years ended February 28, 2006, February 28, 2005 and February 29, 2004, respectively.

Litigation

Barovich/Chiau et. al. v. Aura Systems, Inc. et. al. (Case No. CV -95-3295).

As previously reported in our fiscal 2000 report on Form 10-K, we settled shareholder litigation in the referenced matter in January 1999. On November 20, 1999, the parties entered into an Amended Stipulation of Settlement, requiring that we make payment of $2,260,000 (plus interest) in thirty-six equal monthly installments of $70,350. On October 22, 2002, after we had failed to make certain monthly payments, Plaintiffs applied for and obtained a judgment against us for $935,350, representing the balance due. We have subsequently made only two monthly payments of $70,350 each, reducing the amount owed to $794,650 (plus interest) as of February 28, 2005. Subsequent to year end, the bankruptcy court (see footnote 18) approved the settlement of this claim in the amount of approximately $820,000 as an unsecured claim, to be satisfied by the issuance of approximately 465,000 shares of common stock in the recapitalized company. Plaintiffs appealed the settlement claiming they are a secured creditor entitled to full payment in cash over a period of five years. The appellate court upheld the settlement provisions, and Plaintiffs have appealed this decision. The appeal is pending.

NOTE 11 - STOCKHOLDERS' EQUITY

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

On March 25, 2003, our Board of Directors authorized 1,500,000 shares of Series A convertible, redeemable preferred stock (the "Series A") with a par value of $0.005. Each Series A share is convertible into common stock at $0.08 per share. The Series A can be converted at the option of the holder provided that we do not exercise the mandatory conversion on any date on or after March 31, 2004. We may exercise its right to mandatory conversion provided that the current market value of our common stock equal or exceeds 120% of the then prevailing conversion price.

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

During the year ended February 28, 2005, we issued 1,971,273 shares of Series B:

1,089,245 of these shares were issued for cash totaling $5,446,225

500,000 of these shares were issued in conversion of $2,500,000 of notes payable

91,717 of these shares were issued as part of the global settlement totaling $458,583

290,311 of these shares were issued in settlement of liabilities totaling $1,451,555

During the year ended February 28, 2006, we issued 26,963 shares of Series B Preferred Stock for consideration of $123,461.

As part of the reorganization plan, all Series A and Series B Preferred Stock has been converted into common stock of the reorganized company. The Series A Preferred Stock holders received one new share of common stock for each 1.8 Series A Preferred share. The Series B Preferred Stock holders received new common shares calculated by dividing the total cash invested in the Series B Placement by $3.37. As of February 28, 2006, there is no outstanding preferred stock.

Common Stock

At February 28, 2006, February 28, 2005, and February 29, 2004, we had 50,000,000 shares of $0.0001 par value common stock authorized for issuance. During the year ended February 28, 2006 we issued 24,282,710 shares of common stock in the reorganized company as follows:

•	1,134,000 shares upon conversion of $2,900,000 of secured debt

•	2,766,786 shares for administrative claims arising out of the bankruptcy filing

•	837,375 shares as penalty shares for failure to timely file a registration statement

•	4,611,247 shares in satisfaction of $8,125,939 of unsecured debt

•	1,300,172 shares in exchange for the old common stock

•	3, 319,403 shares for cancelled preferred stock

•	254,127 additional shares to settle claims in excess of the bankruptcy approval

•	6,065,699 shares for DIP financing

•	3,349,500 shares for new money contribution

•	644,401 shares issued for legal settlements

As described below, as of February 28, 2005 we had commitments to issue, in exchange for consideration already received, approximately 65,000 shares of common stock. This is in addition to outstanding stock options, warrants and convertible securities.

During the year ended February 28, 2005, we issued 24,116 common shares as penalty shares on the shares purchased in the real estate transaction, for failure to file a registration statement.

During the year ended February 29, 2004, we did not issue any shares of common stock.

As part of the reorganization plan, all shares of outstanding common stock were cancelled and exchanged for common stock in the reorganized company in the ratio of one share of new common stock for every 338 shares of old common stock. Prior years shares outstanding, common stock, additional paid in capital, warrants outstanding and warrant exercise prices have been adjusted to reflect the effects of the reverse split.

Director Stock Options

We have granted nonqualified stock options to certain directors. Options were granted at fair market value at the date of grant, vested immediately, and were exercisable at any time within a 10-year period from the date of grant. These options were cancelled as part of the Reorganization Plan as of February 28, 2006.

A summary of our outstanding options and activity under the director’s plan is as follows:

	Number of Shares	Weighted-Average Exercise Price
Outstanding, February 29, 2004 and February 28, 2005	1,331	$696.28 - 777.40
Exercisable, February 28, 2005	1,331	$696.28 - 777.40
Cancelled, February 28, 2006	(1,331)	$696.28 - 777.40
Outstanding, February 28, 2006	0

Employee Stock Options

The 1989 Stock Option Plan has granted the maximum allowable number of options authorized. In March 2000, our Board of Directors adopted the 2000 Stock Option Plan, a non-qualified plan which was subsequently approved by the stockholders. The 2000 Stock Option Plan authorized the grant of options to purchase up to 10% of our outstanding common shares.

During the year ended February 29, 2004, we:

•
issued stock options to employees to purchase 29,959 of our common stock, 5,551 of these shares were a reallocation of shares granted to employees in January 2003 that terminated their employment prior to vesting in these options.

•	issued stock options to various Board members and consultants to purchase 35,946 of our common stock.

Options issued to employees and employee directors were issued with an exercise price equal to the fair market value of our common stock and the value of options, as determined by the Black-Scholes model, of consultant options was not material.

As part of the reorganization plan, all outstanding employee options in both plans were cancelled.

Activity in the employee stock option plans was as follows:

	1989 Plan		2000 Plan
	Number of Shares	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price

Outstanding, February 28, 2003	2,860	$605.02-$2,470.78	114,307	$104.78 - 216.32
Granted	-	$-	84,841	$16.90 - 40.56
Canceled	(748)	$605.02-$2,470.78	(5,656)	$27.04 - 216.32
Outstanding, February 28, 2004	2,112	$605.02-$2,470.78	163,906	$16.90 - 216.32
Exercisable, February 28, 2004	2,112	$605.02-$2,470.78	155,428	$16.90 - 216.32
Outstanding, February 28, 2005	2,112	$605.02-$2,470.78	163,906	$16.90 - 216.32
Exercisable, February 28, 2005	2,112	$605.02-$2,470.78	155,428	$16.90 - 216.32
Cancelled	(2,112)	$605.02-$2,470.78	(163,906)	$16.90 - 216.32
Outstanding, February 28, 2006	0	$-	0	$0

The exercise prices for the options outstanding at February 28, 2006, and information relating to these options is as follows:

Range of Exercise Prices	Stock Options Outstanding	Stock Options Exercisable	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price of Options Outstanding	Weighted-Average Exercise Price of Options Exercisable
None

Warrants

During the year ended February 29, 2004, in connection with the Intercreditor Secured Debt financing (see Note 9), primarily as inducements to the lenders to continue to provide interim funding, the issued warrants to purchase an aggregate of 9,467 shares of common stock at a price per share of $37.18, exercisable through January 7, 2011. Subsequent to year-end, we issued warrants (with a net exercise feature) to purchase an aggregate of 30,206 shares of common stock at a price per share of $8.11 to the same lenders, again as inducements to continue to provide interim funding.

We agreed to file a registration statement with the SEC within 60 days of closing under the Agreement and issued 16,272 additional warrants to the Purchasers during fiscal 2004 because we failed to do (see Note 4). These warrants were valued at $231,000, using the Black-Scholes pricing model, which is recorded in the accompanying fiscal 2004 financial statements as an additional loss on the sale of the minority interest in Aura Realty.

At February 29, 2004 and February 28, 2003, there were warrants outstanding to purchase 130,909 and 144,842 shares, respectively, of our common stock, exercisable at an average price of $148.72 and $128.44, respectively, per share.

As of February 29, 2004, the aggregate number of outstanding options, warrants, and common share equivalents was significantly in excess of the authorized but unissued number of shares of our common stock. Management intends to seek shareholder approval of an increase in the Company’s authorized shares sufficient to satisfy all existing commitments and create available shares for potential future investments. However, such approval was not granted. Hence, management determined that the value of the warrants was required to be classified as a liability under the provisions of EITF 00-19 - Accounting for Derivative Financial Instruments Indexed To and Potentially Settled In a Company’s Own Stock. As of February 28, 2005, the value of the warrants has been classified as a liability.

Activity in issued and outstanding warrants was as follows:

	Number of Shares	Exercise Prices
Outstanding, February 28, 2003	155,637	$50.07 - 858.52
Issued	34,911	$16.90 - 50.07
Exercised	-	$-
Expired	59,934	$67.60 - 162.24
Outstanding, February 29, 2004	130,909	$16.90 - 858.52
Issued	443,786	$6.76 - 16.90
Exercised	-	-
Expired	-	-
Outstanding, February 28, 2005	574,684	$6.76 - 858.52
Cancelled	(574,684)	$6.76 - 858.52
Issued	5,022,948	$2.00-3.00
Outstanding, February 28, 2006	5,022,948	$2.00-3.00

As part of the reorganization plan, all warrants outstanding as of January 31, 2006 were cancelled.

During the year ended February 28, 2006, we issued 5,022,945 warrants with a grant date of January 31, 2006, as part of the reorganization plan. The warrants are exercisable for a period of five years from the date of grant and are exercisable at a price of $3.00 the first twelve months, $3.50 the second twelve months, and $4.00 thereafter.

The exercise prices for the warrants outstanding at February 28, 2006, and information relating to these warrants is as follows:

Range of Exercise Prices	Stock Warrants Outstanding	Stock Warrants Exercisable	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price of Warrants Outstanding	Weighted-Average Exercise Price of Warrants Exercisable	Intrinsic Value
$3.00	5,022,945	5,022,945	59 months	$3.00	$3.00	$0.00

Assumptions for the Black-Scholes calculation for the warrants are as follows: Volatility - 114%, Term - 5 years, Discount rate - 5.25%.

NOTE 12 - INCOME TAXES

We have not incurred any income tax expense since inception. The actual tax benefit differs from the expected tax benefit computed by applying the United States federal corporate tax rate of 34% to loss before income taxes as follows for the years ended February 28, 2006 and February 28, 2005 and February 29, 2004:

	2006	2005	2004

Expected tax benefit	34.0%	34.0%	34.0%
State income taxes, net of federal benefit	6.0	6.0	6.0
Changes in valuation allowance	(40.0)	(40.0)	(40.0)
Total	-%	-%	-%

The following table summarizes the significant components of our deferred tax asset at February 28, 2006 and February 28, 2005:

	2006	2005

Deferred tax asset
Property, plant, and equipment and other	0	6,350,000
Net operating loss carryforward	115,500,000	113,000,000
Valuation allowance	(115,500,000)	(119,350,000)
Net deferred tax asset	$-	$-

We recorded an allowance of 100% for its net operating loss carryforward due to the uncertainty of its realization.

A provision for income taxes has not been provided in these financial statements due to the net loss. At February 28, 2006, we had operating loss carryforwards of approximately $288,700,000, which expire through 2021.

NOTE 13 - EMPLOYEE BENEFIT PLANS

We sponsor two employee benefit plans: The Employee Stock Ownership Plan (the "ESOP") and a 401(k) plan.

The ESOP is a qualified discretionary employee stock ownership plan that covers substantially all employees. We did not make any contributions to the ESOP during the years ended February 28, 2006, February 28, 2005 and February 29, 2004.

We sponsor a voluntary, defined, contribution 401(k) plan. The plan provides for salary reduction contributions by employees and matching contributions by us of 20% of the first 7% of the employees' pre-tax contributions. The matching contributions included in selling, general, and administrative expenses were $10,552, $17,863 and $21,253 for the years ended February 28, 2006, February 28, 2005 and February 29, 2004, respectively.

NOTE 14 - SEGMENT INFORMATION

We are a United States based company providing advanced technology products to various industries. The principal markets for our products are North America, Europe, and Asia. All of our operating long-lived assets are located in the United States. We operate in one segment.

Total net revenues from customer geographical segments are as follows for the years ended February 28, 2006 and February 28, 2005 and February 29, 2004:

	2006	2005	2004

United States	$1,583,509	$2,420,136	$1,841,000
Canada	105,243	43,523	1,000
Europe	7,246	7,826	3,000
Asia	60,107	53,946	19,000

Total	$1,756,105	$2,525,431	$1,864,000

NOTE 16 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following tables list our quarterly financial information for the years ended February 28, 2006, February 28, 2005 and February 29, 2004:

2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year

Net revenues	$530,703	$274,007	$574,231	$377,164	$1,756,105
Gross profit	$335,651	$171,949	$395,431	$(200,441)	$702,590
Loss from operations	$(1,249,927)	$(1,237,150)	$(1,143,838)	$(3,284,856)	$(6,915,771)
Net income (loss)	$(5,262,942)	$18,445,502	$(1,418,084)	$(4,751,380)	$6,864,488
Basic and diluted income (loss) per share	$(4.06)	$13.52	$(1.09)	$(6.13)	$2.24

2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year

Net revenues	$685,834	$599,443	$631,774	$608,380	$2,525,431
Gross profit	$416,836	$470,024	$377,300	$(2,400,548)	$(1,136,388)
Loss from operations	$(1,491,525)	$(3,810,130)	$(2,024,533)	$(5,664,112)	$(13,815,300)
Net loss	$(2,571,476)	$(11,690,737)	$(16,504,722)	$1,966,895	$(28,800,040)
Basic and diluted loss per share	$(2.03)	$(9.13)	$(12.84)	$3.43	$(22.35)

2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year

Net revenues	$97,612	$519,679	$726,692	$520,342	$1,864,325
Gross profit	30,829	230,730	424,229	276,574	378,588
Loss from operations	(1,643,011)	(3,271,243)	(1,429,628)	(4,605,143)	(10,948,796)
Net loss	(2,225,284)	(3,536,450)	(1,886,177)	(5,936,964)	(13,584,875)
Basic and diluted loss per share	$(1.69)	$(2.70)	$(1.69)	$(4.57)	$(10.65)

NOTE 18 - SUBSEQUENT EVENTS

Capital Transactions

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

/s/Kabani & Company, Inc.
Certified Public Accountants

Los Angeles, California
June 15, 2007

VALUATION AND QUALIFYING ACCOUNTS - SCHEDULE II

	Balance, Beginning of Year	Additions charged to Operations	Deductions from Reserve	Balance, End of Year
Reserve for doubtful accounts (see Note 3 and 6)
February 28, 2006	$2,220,474		$2,056,233	$164,241
February 28, 2005	$2,188,340	$86,537	$54,403	$2,220,474
February 29, 2004	$244,310	$2,042,340	$98,310	$2,188,340
Reserve for obsolete inventories (see Note 5)
February 28, 2006	$4,038,047		$1,070,296	$2,967,751
February 28, 2005	$2,032,000	$2,006,047	$-	$4,038,047
February 29, 2004	$1,678,000	$354,000	$-	$2,032,000
Reserve for investment (see Note 8)
February 28, 2006	$2,987,640	$-	$-	$2,987,640
February 28, 2005	$2,701,579	$286,061	$-	$2,987,640
February 29, 2004	$2,522,487	$500,000	$320,908	$2,701,579