Form 10-Q
period 2006-05-31
AURA SYSTEMS INC
filed 2008-03-25
CIK 826253

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended ___________________ May 31, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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
Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Class	Outstanding June 30, 2006
Common Stock, par value $0.0001 per share	24,282,710 shares

AURA SYSTEMS, INC. AND SUBSIDIARIES

AURA SYSTEMS, INC. AND SUBSIDIARIES

QUARTER ENDED MAY 31, 2006

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The consolidated financial statements included herein have been prepared by Aura Systems, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC").  As contemplated by the SEC under Rule 10-01 of Regulation S-X, the accompanying consolidated financial statements and footnotes have been condensed and therefore do not contain all disclosures required by accounting principles generally accepted in the United States of America.  However, the Company believes that the disclosures are adequate to make the information presented not misleading.  These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended February 28, 2006 as filed with the SEC (file number 000-17249).

AURA SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	May 31, 2006	February 28, 2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,708,003	$472,482
Receivables, net	61,432	87,808
Current inventories	818,792	615,000
Other receivables	-	2,654,864
Other current assets	50,942	69,690

Total current assets	2,639,169	3,894,844

Property and equipment, at cost	2,263,518	2,420,800
Less: accumulated depreciation and amortization	2,221,661	2,394,131

Net property and equipment	41,857	26,669

Non-current inventories	3,666,134	3,964,864

Total assets	$6,347,160	$7,891,377

Liabilities and Stockholder's Equity
Current liabilities:
Accounts payable	$100,483	$590,577
Notes payable - current portion	246,692	48,766
Accrued expenses	496,114	528,192
Deferred income	164,625	164,625

Total current liabilities	1,007,914	1,332,160

Notes payable, net of current portion	2,338,224	2,476,234

Total Liabilities	3,346,138	3,808,394
COMMITMENTS AND CONTINGENCIES
Common stock, par value $0.0001 per share. 50,000,000 shares authorized, 24,282,710 issued and outstanding at May 31 and February 28, 2006.	2,428	2,428
Additional paid-in capital	343,073,025	343,073,025
Accumulated deficit	(340,074,431)	(338,992,470)

Total stockholders’ equity	3,001,022	4,082,983

Total liabilities and stockholders’ equity	$6,347,160	$7,891,377

See accompanying notes to the unaudited condensed consolidated financial statements.

AURA SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MAY 31, 2006 AND 2005
(Unaudited)

	Three Months
	2006	2005

Net Revenues	$244,462	$530,703

Cost of goods	231,156	195,052

Gross Profit	13,306	335,651

Expenses
Engineering, research and development expenses	291,005	516,669
Selling, general and administrative	787,285	1,068,909

Total costs and expenses	1,078,290	1,585,578

Loss from operations	(1,064,984)	(1,249,927)

Other (income) and expense
Interest expense, net	28,081	317,625
Change in derivative liability	-	3,801,457
Gain on disposition of assets	(4,800)	-
Other income, net	(6,303)	(7,125)
Loss before minority interest	$(1,081,962)	$(5,361,884)
Minority interest in net loss of consolidated subsidiary	-	(98,942)

Net Loss	$(1,081,962)	$(5,262,942)

Total basic and diluted loss per share	$(0.05)	$(4.05)

Weighted average shares used to compute basic and diluted loss per share	24,282,710	1,299,036

See accompanying notes to the unaudited condensed consolidated financial statements.

AURA SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MAY 31, 2006 AND 2005
(Unaudited)

	2006	2005

Net cash used in operations	$(1,400,190)	$(789,876)

Investing activities:

Acquisition of property and equipment	(19,153)	-
Proceeds from escrow on sale of building	595,000	-
Collections on investor receivables	-	231,666

Net cash provided by investing activities	575,847	231,666

Financing activities:

Issuance of debt	-	116,928
Repayment of debt	-	(32,372)
Issuance of convertible notes	-	288,815
Net proceeds from sale of Series B preferred stock	-	123,463
Proceeds from escrow on sale of stock	2,059,864	-

Net cash provided by financing activities:	2,059,864	496,834

Net increase (decrease) in cash	1,235,521	(61,376)

Cash and cash equivalents at beginning of period	472,482	61,376

Cash and cash equivalents at end of period	$1,708,003	$-

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$-	$90,996
Taxes	$-	$-

Unaudited supplemental disclosure of non-cash investing and financing activities:

During the quarter ended May 31, 2006, $59,916 in accrued and unpaid interest was added to the notes payable.

See accompanying notes to the unaudited condensed consolidated financial statements

AURA SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2006
(Unaudited)

1)  Basis of Presentation

The condensed consolidated financial statements include the accounts of Aura Systems, Inc. and subsidiaries ("the Company"). All inter-company balances and inter-company transactions have been eliminated.

In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (which include normal recurring adjustments) and reclassifications for comparability necessary to present fairly the financial position of Aura Systems, Inc. and subsidiaries at May 31, 2006 and the results of its operations for the three months ended May 31, 2006 and 2005.

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

2) Going Concern

 In connection with the audit of its consolidated financial statements for the year ended February 28, 2006, the Company received a report from its independent auditors that includes an explanatory paragraph describing uncertainty as to the Company’s ability to continue as a going concern.  Except as otherwise disclosed, the condensed consolidated financial statements have been prepared on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The Company’s consolidation and reduction of the scope of its operations has resulted in several writedowns of assets, which have occurred over time as the Company determines, based on its current information, that such asset is impaired.  Further write-downs may occur.

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

Management raised new financing upon exit from bankruptcy, and will seek to raise additional financing to fund the Company’s operations.

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

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements”. This Statement amends ARB 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for the Company’s fiscal year beginning October 1, 2009. Management is currently evaluating the effect of this pronouncement on financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. This Statement replaces SFAS No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after Company’s fiscal year beginning October 1, 2009. While the Company has not yet evaluated this statement for the impact, if any, that SFAS No. 141(R) will have on its consolidated financial statements, the Company will be required to expense costs related to any acquisitions after September 30, 2009.

4) Inventories

          Inventories, stated at the lower of cost (first in, first out) or market, consist of the following:

	May 31, 2006	February 28, 2006
	(unaudited)
Raw materials	$2,924,618	$2,909,930
Finished goods	4,528,059	4,637,685
Reserved for potential product obsolescence	(2,967,751)	(2,967,751)

	4,484,926	4,579,864
Non-current portion	3,666,134	3,964,864

Current portion	$818,792	$615,000

Inventories consist primarily of components and completed units for the Company's AuraGen product.

We do not expect to realize all of our inventories within the 12-month period ending May 31, 2007.  Because of this, we have assessed the net realizability of these assets, the proper classification of the inventory, and the potential obsolescence of inventory.  The net inventories as of May 31, 2006 and February 28, 2006, which are not expected to be realized within a 12-month period, have been reclassified as long term.  We have also recorded a reserve for obsolescence of $2,967,451 at May 31, 2006 and February 28, 2006.

5) Property, Plant & Equipment

Property, plant, and equipment at May 31, 2006 and February 28, 2006 consisted of the following:

	May 31, 2006	February 28, 2006

Machinery and equipment	898,653	911,308
Furniture and fixtures	1,364,865	1,509,452

	2,263,518	2,420,800
Less accumulated depreciation and amortization	2,221,661	2,394,131

Property, plant and equipment, net	$41,857	$26,669

Depreciation and amortization expense was $8,474, for the three month period ended May 31, 2006, and $65,091 for the year ended February 28, 2006

6) Accrued expenses

Accrued expenses at May 31, 2006 and February 28, 2006 consisted of the following:

	May 31, 2006	February 28, 2006

Accrued payroll and related expenses	$191,365	$178,170
Accrued interest	-	16,833
Other	304,779	333,189

Total	$496,114	$528,192

7) Notes Payable and Other Liabilities

          Notes payable and other liabilities consist of the following:

	May 31, 2006	February 28, 2006
	(unaudited)
Note payable (a)	$2,584,916	2,525,000
Less: current portion	246,692	48,766

Long-term portion	$2,338,224	$2,476,234

(a) Represents notes payable dated January 31, 2006, bearing interest at a rate of 7% per annum and secured by substantially all our assets. The notes carry a term of five years with interest accruing the first twelve months, principal and interest payments beginning the thirteenth month, and continuing through month sixty. During the quarter ended May 31, 2006, $59,916 in accrued and unpaid interest was added to the notes payable.

8) Capital

        We did not issue shares of Common Stock or Preferred Stock during the quarter ended May 31, 2006. During the quarter ended May 31, 2005, we issued 24,693 shares of Series B Convertible Preferred Stock for consideration of $123,463.

Warrants

As of February 29, 2004, the aggregate number of outstanding options, warrants, and common share equivalents was significantly in excess of the authorized but unissued number of shares of our common stock. Management intends to seek shareholder approval of an increase in the Company's authorized shares sufficient to satisfy all existing commitments and create available shares for potential future investments. However, such approval has not been granted. Hence, the management determined that the value of the warrants is required to be classified as a liability under the provisions of EITF 00-19 - Accounting for Derivative Financial Instruments Indexed To and Potentially Settled In a Company's Own Stock. As of February 28, 2005, we reclassified the value of the warrants to a derivative liability. There is no longer a derivative liability at May 31, 2006.

The warrants granted during bankruptcy settlement were valued using the following black schools assumptions:

Risk free interest rate -5.25%

Dividend Yield - 0.0%

Volatility - 50%

Expected term - 5 years

Activity in issued and outstanding warrants was as follows:

	Number of Shares	Exercise Prices
Outstanding, February 28, 2005	574,684	$6.76-858.52
Cancelled	(574,684)	$6.76-858.52
Issued	5,022,948	$2.00-3.00
Exercised	-	$-
Outstanding, February 28, 2006	5,022,945	$2.00-3.00
Issued	-	-
Exercised	-	-
Outstanding May 31, 2006	5,022,948	$2.00-3.00
There was no aggregate intrinsic value of the warrants as of May 31, 2006.

9) Significant Customers

          In the three months ended May 31, 2006, we sold AuraGen related products to one significant customer for a total of approximately $45,000, or 18% of net revenues.  This customer is not related to or affiliated with us.

At May 31, 2006, we held accounts receivable from two significant customers for a total of approximately $46,000, or 76% of net receivables.  Neither of these customers are related to or affiliated with us.

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

10) Litigation

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

11) Subsequent events

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

 This Report contains forward-looking statements within the meaning of the federal securities laws. Statements other than statements of historical fact included in this Report, including the statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” regarding future events or prospects are forward-looking statements. The words “approximates,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans” “would “should,” “may,” or other similar expressions in this Report, as well as other statements regarding matters that are not historical fact, constitute forward-looking statements.. We caution investors that any forward-looking statements presented in this Report are based on the beliefs of, assumptions made by, and information currently available to, us. Such statements are based on assumptions and the actual outcome will be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control or ability to predict. Although we believe that our assumptions are reasonable, they are not guarantees of future performance and some will inevitably prove to be incorrect. As a result, our actual future results may differ from our expectations, and those differences may be material. Accordingly, investors should use caution in relying on forward-looking statements to anticipate future results or trends.

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

For further information regarding these and other risks and uncertainties, we refer you to Part I, Item 1A of our Form 10-K for the fiscal year ended February 28, 2007.

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

Results of Operations

          For the three month period ended May 31, 2006:

           Our net loss for the three months ended May 31, 2006 (the "First Quarter FY2007") was $1,081,962, compared to a net loss of $5,262,942 for the three months ended May 31, 2005 (the "First Quarter FY2006"). Net revenues and gross profit were $244,462 and $13,306 respectively, in the First Quarter FY2007 and $530,703 and $335,651, respectively, in First Quarter FY2006.

          Net revenues for the First Quarter FY2007 decreased to $244,462 from $530,703 in the First Quarter FY2006.  This represents a decrease of $286,241 (54%) from the First Quarter FY2006. This was due to the reductions we instituted as a result of filing bankruptcy.

          Cost of goods increased to $231,156 in the First Quarter FY2007 from $195,052 in the First Quarter FY2006. This was a result of the mix of products sold.

          Engineering, research and development expenses decreased by $225,664 (44%), to $291,005 in the First Quarter FY2007, from $516,669 in the First Quarter FY2006. We reduced our research and development activities throughout fiscal 2005 and 2006, but expect these efforts to begin to increase later in fiscal 2007.

          Selling, general and administrative ("SG&A") expenses decreased to $787,285 in the First Quarter FY2007 from $1,068,909 in the First Quarter FY2006; a decrease of $281,624 (26%), due to the reductions in our workforce as a result of our filing bankruptcy.

          Net interest expense for the First Quarter FY2007 decreased $289,544 to $28,081 from $317,625 in the First Quarter FY2006. The decrease is due to the lower levels of debt in the current year quarter, combined with interest earned on the larger cash levels we had in the current year quarter.

We recorded an expense of $3,801,457 for the First Quarter FY2006, as a change in derivative liability for warrants that were exercisable, but for which there were not sufficient shares authorized. There was no comparable expense in the current year period.

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

          Property and Equipment: We depreciate our property and equipment over various useful lives ranging from five to ten years. Adjustments are made as warranted when market conditions and values indicate that the current value of an asset is less than its net book value.

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

Liquidity and Capital Resources

          We had cash of $1,708,003 and $472,482 at May 31 and February 28, 2006, respectively.  For the three months ended May 31, 2006 and the year ended February 28, 2006, we incurred a net loss of $1,081,962 and reported income of $6,864,488 respectively, on net revenues of $244,462 and $1,756,105, respectively.  We had working capital at May 31 and February 28, 2006 of approximately $1.6 million and $2.6 million, respectively.

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

          At May 31, 2006, we had accounts receivable, net of allowance for doubtful accounts, of $61,432 compared to $87,808 at February 28, 2006.

          We purchased property and equipment valued at $19,153 during the First Quarter FY2007, but had no purchases in the First Quarter FY2006.  We have no material capital project that would require funding. We believe our current plant and equipment is sufficient to support our current level of sales.

         No debt repayments were made in First Quarter FY2007 as compared to $32,372 in First Quarter FY2006.

Capital Transactions

  During the quarter ended May 31, 2006, we did not issue any shares of common stock. During the quarter ended May 31, 2005, we issued 24,693 shares of Series B Convertible Preferred Stock for consideration of $123,463.

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

ITEM 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit, is recorded, processed, summarized and reported, within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures. Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures and have concluded, as of May 31, 2006, that they were not effective in view of our delinquent filings.

As of May 31, 2006, we were delinquent in filing all quarterly and annual SEC reports due since November 30, 2004. We did not have adequate financial resources to engage our outside auditors and ensure the timely filing of Form 10-K for the fiscal year ended February 28, 2005. In June 2005 our financial condition required us to seek protection from creditors under Chapter 11 of the U.S. Bankruptcy Code. The commencement of the bankruptcy proceeding placed additional demands on our then existing accounting personnel, including the filing of monthly financial reports with the bankruptcy court and the SEC. Our limited financial and personnel resources did not allow us to fully address our reporting obligations under the Securities Exchange Act of 1934 until we emerged from bankruptcy on January 31, 2006. We continued to be hampered by other events which further delayed the filing of our delinquent SEC reports. Specifically, the integrity of our financial records was severely disrupted as a result of errors made by temporary file personnel in December 2005 in the course of moving our principal office from 2335 Alaska Avenue to our Utah Avenue location. This problem was compounded by a change in accounting personnel in February 2006.

In February 2006, when we successfully emerged from bankruptcy under a plan of reorganization, we retained a new Chief Financial Officer and other accounting personnel. In May 2006we engaged new auditors to audit our financial statements for fiscal years from and after February 2005 and to review our interim quarterly financial statements for all subsequent quarters.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended May 31, 2006, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

We did not issue any shares of our common stock during the quarter ended May 31, 2006.

ITEM 6.  Exhibits

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