Form 10-Q
period 2006-08-31
AURA SYSTEMS INC
filed 2008-03-25
CIK 826253

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________ to _________

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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Class	Outstanding September 30, 2006
Common Stock, par value $0.0001 per share	24,282,710 shares

AURA SYSTEMS, INC. AND SUBSIDIARIES

AURA SYSTEMS, INC. AND SUBSIDIARIES

QUARTER ENDED AUGUST 31, 2006

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The consolidated financial statements included herein have been prepared by Aura Systems, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). As contemplated by the SEC under Rule 10-01 of Regulation S-X, the accompanying consolidated financial statements and footnotes have been condensed and therefore do not contain all disclosures required by accounting principles generally accepted in the United States of America. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended February 28, 2006, as filed with the SEC (file number 000-17249).

AURA SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	August 31, 2006	February 28, 2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,260	$472,482
Receivables, net	331,447	87,808
Current inventories	767,552	615,000
Other receivables	-	2,654,864
Other current assets	103,693	69,690

Total current assets	1,206,952	3,894,844

Property and equipment, at cost	2,282,064	2,420,800
Less: accumulated depreciation and amortization	2,228,845	2,394,131

Net property and equipment	53,219	26,669

Non-current inventories	3,630,998	3,964,864

Total assets	$4,891,169	$7,891,377

Liabilities and Stockholder's Equity
Current liabilities:
Accounts payable	$78,689	$590,577
Notes payable - current portion	398,189	48,766
Accrued expenses	394,140	528,192
Deferred income	164,625	164,625

Total current liabilities	1,035,643	1,332,160

Notes payable, net of current portion	2,232,228	2,476,234

Total Liabilities	3,267,871	3,808,394
COMMITMENTS AND CONTINGENCIES
Common stock, par value $0.0001 per share. 50,000,000 shares authorized, 24,282,710 issued and outstanding at August 31 and February 28, 2006.	2,428	2,428
Additional paid-in capital	343,073,025	343,073,025
Accumulated deficit	(341,452,155)	(338,992,470)

Total stockholders’ equity	1,623,298	4,082,983

Total liabilities and stockholders’ equity	$4,891,169	$7,891,377

See accompanying notes to these unaudited condensed consolidated financial statements.

AURA SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND SIX MONTHS ENDED AUGUST 31, 2006 AND 2005
(Unaudited)

	Three Months		Six Months
	2006	2005	2006	2005
Net Revenues	$591,898	$274,007	$836,360	$804,710

Cost of goods	191,888	102,058	423,044	297,110

Gross Profit	400,010	171,949	413,316	507,600

Expenses
Engineering, research and development expenses	295,679	270,137	586,684	786,806
Selling, general and administrative	1,451,720	1,138,962	2,239,005	2,207,871
Total costs and expenses	1,747,399	1,409,099	2,825,689	2,994,677

Loss from operations	(1,347,389)	(1,237,150)	(2,412,373)	(2,487,077)

Other (income) and expense
Interest expense, net	33,435	402,025	61,516	719,650
Change in derivative liability	-	(19,955,887)	-	(16,154,430)
Other (income) expense, net	(150)	(55,317)	(6,453)	(62,442)
Gain on disposition of assets	(2,950)	-	(7,750)	-
Income (Loss) before minority interest	(1,377,724)	18,372,029	(2,459,686)	13,010,145
Minority interest in net income (loss) of consolidated subsidiary	-	(73,473)	-	(172,415)

Net Income (Loss)	$(1,377,724)	$18,445,502	$(2,459,686)	$13,182,560

Total basic and diluted income (loss) per share	$(0.06)	$14.20	$(0.10)	$10.15
Weighted average shares used to compute basic and diluted income (loss) per share	24,282,710	1,299,036	24,282,710	1,299,036

See accompanying notes to these unaudited condensed consolidated financial statements.

AURA SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED AUGUST 31, 2006 AND 2005
(Unaudited)

	2006	2005
Net cash used in operations	$(3,061,372)	$(1,637,642)

Investing activities:
Acquisition of plant and equipment	(61,714)	-
Proceeds from escrow on sale of building	595,000	-
Collections on investor receivables	-	231,666
Net cash provided by investing activities	533,286	231,666

Financing activities:
Debtor in possession financing	-	1,090,476
Issuance of debt	-	116,928
Repayment of debt	-	(62,274)
Issuance of convertible notes	-	288,815
Net proceeds from sale of Series B preferred stock	-	123,463
Proceeds from escrow on sale of stock	2,059,864	-
Net cash provided by financing activities:	2,059,864	1,557,408

Net increase (decrease) in cash	(468,222)	151,432
Cash and cash equivalents at beginning of period	472,482	61,376
Cash and cash equivalents at end of period	$4,260	$212,808

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$-	$184,462
Taxes	$-	$-

Unaudited supplemental disclosure of noncash investing and financing activities:

During the six months ended August 31, 2006, $105,417 of accrued and unpaid interest was added to notes payable.

See accompanying notes to the unaudited condensed consolidated financial statements.

AURA SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2006
(Unaudited)

1)  Basis of Presentation

          The condensed consolidated financial statements include the accounts of Aura Systems, Inc. and subsidiaries ("the Company").  All inter-company balances and inter-company transactions have been eliminated.

          In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (which include normal recurring adjustments) and reclassifications for comparability necessary to present fairly the financial position of Aura Systems, Inc. and subsidiaries at May 31, 2006 and the results of its operations for the six months ended August 31, 2006 and 2005.

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

4) Inventories

          Inventories, stated at the lower of cost (first in, first out) or market, consist of the following:

	August 31, 2006	February 28, 2006
	(unaudited)
Raw materials	$2,910,186	$2,909,930
Finished goods	4,456,115	4,637,685
Reserved for potential product obsolescence	(2,967,751)	(2,967,751)

	4,398,550	4,579,864
Non-current portion	3,630,998	3,964,864

Current portion	$767,552	$615,000

          Inventories consist primarily of components and completed units for the Company's AuraGen product.

          We do not expect to realize all of our inventories within the 12-month period ending August 31, 2007.  Because of this, we have assessed the net realizability of these assets, the proper classification of the inventory, and the potential obsolescence of inventory.  The net inventories as of August 31, 2006 and February 28, 2006, which are not expected to be realized within a 12-month period, have been reclassified as long term.  We have also recorded a reserve for obsolescence of $2,967,451 at August 31, 2006 and February 28, 2006.

5) Property, Plant & Equipment

Property, plant, and equipment at August 31, 2006 and February 28, 2006 consisted of the following:

	August 31, 2006	February 28, 2006

Machinery and equipment	903,018	911,308
Furniture and fixtures	1,379,046	1,509,452

	2,282,064	2,420,800
Less accumulated depreciation and amortization	2,228,845	2,394,131

Property, plant and equipment, net	$53,219	$26,669

Depreciation and amortization expense was $15,657, for the six month period ended August 31, 2006, and $65,091 for the year ended February 28, 2006

6) Accrued expenses

Accrued expenses at August 31, 2006 and February 28, 2006 consisted of the following:

	August 31, 2006	February 28, 2006
Accrued payroll and related expenses	$203,969	$178,170
Accrued interest	-	16,833
Other	190,171	333,189
Total	$394,140	$528,192

7) Notes Payable and Other Liabilities

          Notes payable and other liabilities consist of the following:

	August 31, 2006	February 28, 2006
	(unaudited)
Note payable (a)	$2,630,417	2,525,000
Less: current portion	398,189	48,766
Long-term portion	$2,232,228	$2,476,234

(a) Represents notes payable dated January 31, 2006, bearing interest at a rate of 7% per annum and secured by substantially all our assets. The notes carry a term of five years with interest accruing the first twelve months, principal and interest payments beginning the thirteenth month, and continuing through month sixty. During the six months ended August 31, 2006, $105,417 in accrued and unpaid interest was added to the notes payable.

8) Capital

         We did not issue shares of Common Stock during the six months ended August 31, 2006. During the six months ended August 31, 2005, we issued 24,693 shares of Series B Convertible Preferred Stock for consideration of $123,463.

Warrants

As of February 29, 2004, the aggregate number of outstanding options, warrants, and common share equivalents was significantly in excess of the authorized but unissued number of shares of our common stock. Management intends to seek shareholder approval of an increase in the Company's authorized shares sufficient to satisfy all existing commitments and create available shares for potential future investments. However, such approval has not been granted. Hence, the management determined that the value of the warrants is required to be classified as a liability under the provisions of EITF 00-19 - Accounting for Derivative Financial Instruments Indexed To and Potentially Settled In a Company's Own Stock. As of February 28, 2005, we reclassified the value of the warrants to a derivative liability. There is no longer a derivative liability at August 31, 2006.

The warrants granted during bankruptcy settlement were valued using the following black schools assumptions:

Risk free interest rate - 5.25%

Dividend Yield - 0.0%

Volatility - 50%

Expected term - 5 years

Activity in issued and outstanding warrants was as follows:

	Number of Shares	Exercise Prices
Outstanding, February 29, 2005	574,684	$6.76-858.52
Cancelled	(574,684)	$6.76-858.52
Issued	5,022,948	$2.00-3.00
Exercised	-	$-
Outstanding February 28, 2006	5,022,948	$2.00-3.00
Issued	-	-
Exercised	-	-
Outstanding August 31, 2006	5,022,948	$2.00-3.00
There was no aggregate intrinsic value of the warrants as of August 31, 2006 was

9) Significant Customers

          In the six months ended August 31, 2006, we sold AuraGen related products to one significant customer for a total of approximately $98,000, or 12% of net revenues.  This customer is not related to or affiliated with us.

          At August 31, 2006, we held accounts receivable from three significant customers for a total of approximately $165,000, or 50% of net receivables.  None of these customers are related to or affiliated with us.

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

Results of Operations

For the three and six month periods ended August 31, 2006:

The Company had a net loss for the six months ended August 31, 2006 (the “Six Months FY2007”) of $2,459,686 compared to income of $13,182,560 for the six months ended August 31, 2005 (the “Six Months FY2006”). Net operating revenues and gross profit were $836,360 and $413,316, respectively, in the Six Months FY2007 and $804,710 and $507,600, respectively, in Six Months FY2006.

The Company's net loss for the three months ended August 31, 2006 (the “Second Quarter FY2007”) was $1,377,724 compared to net income of $18,455,502 for the three months ended August 31, 2005 (the “Second Quarter FY2006”). Net operating revenues and gross profit were $591,898 and $400,010 respectively, in the Second Quarter FY2007 and $274,007 and $171,949 respectively, in Second Quarter FY2006.

Net revenues for the Six Months FY2007 of $836,360 represents an increase of $31,650 (4%) from $804,710 in the Six Months FY2006. Net revenues for the Second Quarter FY2007 of $591,898 represents an increase of $317,891 (116%) from $274,007 in the Second Quarter FY2006. The increase in revenues is a result of our beginning to rebuild our sales department and customer base after exiting bankruptcy.

Cost of goods increased to $423,044 for the Six Months FY2007 from $297,110 in the Six Months FY2006; a $125,934 (42%) increase. Cost of goods increased to $191,888 in the Second Quarter FY2007 from $102,058 in the Second Quarter FY2006, a $89,830 (88%) increase. This is primarily a result of the increased sales volume.

Engineering, research and development expenses decreased by $200,122 (25%) to $586,684 in the Six Months FY2007 from $786,806 in the Six Months FY2006 and increased by $25,542 (9%) to $295,679 in the Second Quarter FY2007 from $270,137 in the Second Quarter FY2006. The Company reduced its research and development activities throughout fiscal 2004 and 2005 but expects these efforts will begin to increase in the coming periods.

Selling, general and administrative (“SG&A”) expenses increased to $2,239,005 in the Six Months FY2007 from $2,207,871 in the Six Months FY2006; an increase of $31,134 (1%) and increased to $1,451,720 in the Second Quarter FY2007 from $1,138,962 in the Second Quarter FY2006; an increase of $312,758 (27%). The increase is attributable to increased levels of employees, primarily in the sales area, as we begin to rebuild the Company.

For the three and six months FY2006, we recorded income of $19,955,887 and $16,154,430 respectively, as a change in derivative liability for warrants that were exercisable, but for which there were not sufficient shares authorized. There was no comparable income in the current year period.

Net interest expense for the three and Six Months FY2007 decreased $368,590 to $33,435 from $402,025 and $658,134 to $61,516 from $719,650 respectively, in the Six Months FY2006 due to the lower levels of debt in the current year period.

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

Liquidity and Capital Resources

The Company had cash of $4,260 compared to cash of $472,482, at August 31 and February 28, 2006, respectively. For the six months ended August 31, 2006, we reported a net loss of approximately $2.5 million, and for the year ended February 28, 2006 we reported income of approximately $6.9 million, on net revenues of approximately $.8 million and $1.8 million, respectively. The Company had working capital at August 31 and February 28, 2006 of approximately $.2 million and $2.6 million, respectively.

The cash flow generated from the Company's operations to date has not been sufficient to fund its working capital needs, and the Company cannot predict when, or if, operating cash flow will be sufficient to fund its working capital needs. In the past, in order to maintain liquidity, the Company has relied upon external sources of financing, principally equity financing and private and bank indebtedness. The Company has no bank line of credit.

At August 31, 2006, the Company had accounts receivable, net of allowance for doubtful accounts, of $331,447 compared to $87,808 at February 28, 2006.

We acquired property and equipment at a cost of $61,714 in the Six Months FY2006. There was no purchases in the Six Months FY2005. We have no material capital project that would require funding and we believe our current plant and equipment is sufficient to support our current level of sales.

No debt repayments were made in the Six Months FY2007 as compared to $62,274 in the Six Months FY2006.

Capital Transactions

During the six months ended August 31, 2006, we did not issue any shares of common stock. During the six months ended August 31, 2005, we issued 24,693 shares of Series B Convertible Preferred Stock for consideration of $123,463.

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

ITEM 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit, is recorded, processed, summarized and reported, within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures. Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures and have concluded, as of August 31, 2006, that they were not effective in view of our delinquent filings.

As of August 31, 2006, we were delinquent in filing all quarterly and annual SEC reports due since November 30, 2004. We did not have adequate financial resources to engage our outside auditors and ensure the timely filing of Form 10-K for the fiscal year ended February 28, 2005. In June 2005 our financial condition required us to seek protection from creditors under Chapter 11 of the U.S. Bankruptcy Code. The commencement of the bankruptcy proceeding placed additional demands on our then existing accounting personnel, including the filing of monthly financial reports with the bankruptcy court and the SEC. Our limited financial and personnel resources did not allow us to fully address our reporting obligations under the Securities Exchange Act of 1934 until we emerged from bankruptcy on January 31, 2006. We continued to be hampered by other events which further delayed the filing of our delinquent SEC reports. Specifically, the integrity of our financial records was severely disrupted as a result of errors made by temporary file personnel in December 2005 in the course of moving our principal office from 2335 Alaska Avenue to our Utah Avenue location. This problem was compounded by a change in accounting personnel in February 2006.

In February 2006, when we successfully emerged from bankruptcy under a plan of reorganization, we retained a new Chief Financial Officer and other accounting personnel. In May 2006 we engaged new auditors to audit our financial statements for fiscal years from and after February 2005 and to review our interim quarterly financial statements for all subsequent quarters. We continue to work diligently towards the completion and filing of delinquent quarterly and annual reports. However, delays are unavoidable due to the impact of the factors discussed above and the number of financial reporting periods involved. We expect that once we become current in our SEC filings our disclosure controls and procedures will be adequate to ensure timely disclosure under SEC rules and regulations.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended August 31, 2006, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended August 31, 2006, we did not issue any shares of common stock.

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

AURA SYSTEMS, INC.

Date: March ___, 2008	By:	/s/ Melvin Gagerman
Melvin Gagerman Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)