Form 10-Q
period 2006-11-30
AURA SYSTEMS INC
filed 2008-03-25
CIK 826253

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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
Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Class	Outstanding December 31, 2006
Common Stock, par value $0.0001 per share	26,074,647 shares

AURA SYSTEMS, INC. AND SUBSIDIARIES

AURA SYSTEMS, INC. AND SUBSIDIARIES
QUARTER ENDED NOVEMBER 30, 2006

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

AURA SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	November 30, 2006	February 28, 2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$337,850	$472,482
Receivables, net	206,766	87,808
Current inventories	842,738	615,000
Other receivables	-	2,654,864
Other current assets	330,546	69,680
Total current assets	1,717,900	3,894,844
Property and equipment, at cost	2,296,175	2,420,800
Less: accumulated depreciation and amortization	2,235,149	2,394,131
Net property and equipment	61,026	26,669
Non-current inventories	3,468,779	3,964,864
Total assets	$5,247,705	$7,891,377

Liabilities and Stockholder's Equity
Current liabilities:
Accounts payable	$287,277	$590,577
Notes payable - current portion	540,018	48,766
Accrued expenses	407,630	528,192
Deferred income	164,625	164,625
Total current liabilities	1,399,550	1,332,160
Notes payable, net of current portion	2,136,700	2,476,234
Total Liabilities	3,536,250	3,808,394
COMMITMENTS AND CONTINGENCIES
Common stock, par value $0.0001 per share. 50,000,000 shares authorized, 26,074,647 and 24,282,710 issued and outstanding at November 30 and February 28, 2006.	2,607	2,428
Additional paid-in capital	344,652,895	343,073,025
Accumulated deficit	(342,944,047)	(338,992,470)
Total stockholders’ equity	1,711,455	4,082,983
Total liabilities and stockholders’ equity	$5,247,705	$7,891,377

See accompanying notes to the unaudited condensed consolidated financial statements.

AURA SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND NINE MONTHS ENDED NOVEMBER 30, 2006 AND 2005
 (Unaudited)

	Three Months		Nine Months
	2006	2005	2006	2005
Net Revenues	$354,109	$574,231	$1,190,469	$1,378,941

Cost of goods	209,011	178,800	632,055	475,910
Gross Profit	145,098	395,431	558,414	903,031

Expenses
Engineering, research and development expenses	226,635	279,174	813,319	1,065,980
Selling, general and administrative	1,362,094	1,260,095	3,601,099	3,467,966
Total expenses	1,588,729	1,539,269	4,414,418	4,533,946

Loss from operations	(1,443,631)	(1,143,838)	(3,856,004)	(3,630,915)

Other (income) and expense
Interest expense, net	48,260	540,518	109,776	1,260,168
Other income, net	-	(749)	(6,453)	(63,191)
Gain on disposition of assets	-	-	(7,750)	-
Change in derivative liability	-	(100,072)	-	(16,254,502)
Loss before minority interest	(1,491,891)	(1,583,535)	(3,951,577)	11,426,610
Minority interest in net loss of consolidated subsidiary	-	(165,451)	-	(337,866)

Net Loss	$(1,491,891)	$(1,418,084)	$(3,951,577)	$11,764,476
Total basic and diluted loss per share	$(0.06)	$(1.09)	$(0.16)	$9.05
Weighted average shares used to compute basic and diluted loss per share	25,178,678	1,299,036	24,582,452	1,299,036

See accompanying notes to the unaudited condensed consolidated financial statements.

AURA SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED NOVEMBER 30, 2006 AND 2005
(Unaudited)

	2006	2005

Net cash used in operations	$(4,263,818)	$(2,564,210)

Investing activities:
Acquisition of property and equipment	(105,728)	-
Collections on investor receivables	-	231,666
Proceeds from escrow on sale of building	595,000

Net cash provided by investing activities	489,272	231,666

Financing activities:
Issuance of common stock	1,580,050	-
Debtor in possession financing	-	2,161,905
Issuance of debt	-	116,928
Repayment of debt	-	(62,274)
Issuance of convertible notes	-	288,815
Net proceeds from sale of Series B preferred stock	-	123,463
Proceeds from escrow on sale of stock	2,059,864	-
	2,059,864

Net cash provided by financing activities:	3,639,914	2,628,837

Net increase (decrease) in cash	(134,632)	296,293

Cash and cash equivalents at beginning of period	472,482	61,376

Cash and cash equivalents at end of period	$337,850	$357,669

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$-	$277,343
Taxes	$-	$-

Unaudited supplemental disclosure of noncash investing and financing activities:

During the nine months ended November 31, 2006, $151,718 of accrued and unpaid interest was added to notes payable.

AURA SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2006
(Unaudited)

1)  Basis of Presentation

The condensed consolidated financial statements include the accounts of Aura Systems, Inc. and subsidiaries ("the Company").  All inter-company balances and inter-company transactions have been eliminated.

In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (which include normal recurring adjustments) and reclassifications for comparability necessary to present fairly the financial position of Aura Systems, Inc. and subsidiaries at November 30, 2006 and the results of its operations for the nine months ended November 30, 2006 and 2005.

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

On June 24, 2005 we filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code, in the United States Bankruptcy Court, Central District of California, (Case Number LA 05-24550-SB). We secured a Debtor in Possession (“DIP”) loan from Blue Collar Films LLC (“BCF”) for one million dollars and secured an additional $1.2 million DIP loan from AGP Lender LLC. In addition a group of individual investors provided an additional $1.16 million in DIP financing. We submitted a reorganization plan that was approved by the court and voted and approved by the DIP lenders, the secured creditors, the unsecured creditors, the shareholders and the new money investors. Under the reorganization plan (i) the secured creditor retained $2.5 million in a secured note payable over 48 months at 7% annual interest with the first payment starting 12 months after the reorganization, (ii) the Series B Preferred Stock holders received new common shares calculated by dividing the total cash invested in the Series B Placement by $3.37, (iii) the Series A Preferred Stock holders converted their 1.8 Series A Preferred Stock for one new common share, (iv) the common shareholders converted 338 of their shares for one new share, and (v) the DIP loans converted their loans into approximately 6.07 million new shares of common stock, and (vi) all the unsecured creditors received new shares of common stock valued at one share per $1.75 in claim. An additional 5.89 million shares of common stock were issued for the new money and reorganization related fees. 254,127 additional shares were issued shareholders to settle their claims in excess of the bankruptcy court approval.

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

4) Inventories

          Inventories, stated at the lower of cost (first in, first out) or market, consist of the following:

	November 30, 2006	February 28, 2006
	(unaudited)
Raw materials	$2,945,318	$2,909,930
Finished goods	4,333,950	4,637,685
Reserved for potential product obsolescence	(2,967,751)	(2,967,751)
	4,311,517	4,579,864
Non-current portion	3,468,779	3,964,864
Current portion	$842,738	$615,000

Inventories consist primarily of components and completed units for the Company's AuraGen product.

We do not expect to realize all of our inventories within the 12-month period ending November 30, 2007.  Because of this, we have assessed the net realizability of these assets, the proper classification of the inventory, and the potential obsolescence of inventory.  The net inventories as of November 30, 2006 and February 28, 2006, which are not expected to be realized within a 12-month period, have been reclassified as long term.  We have also recorded a reserve for obsolescence of $2,967,451 at November 30, 2006 and February 28, 2006.

5) Property, Plant & Equipment

Property, plant, and equipment at November 30, 2006 and February 28, 2006 consisted of the following:

	November 30, 2006	February 28, 2006
Machinery and equipment	903,018	911,308
Furniture and fixtures	1,393,157	1,509,452
	2,296,175	2,420,800
Less accumulated depreciation and amortization	2,235,149	2,394,131
Property, plant and equipment, net	$61,026	$26,669

Depreciation and amortization expense was $21,962, for the nine month period ended November 30, 2006, and $65,091 for the year ended February 28, 2006

6) Accrued expenses

Accrued expenses at November 30, 2006 and February 28, 2006 consisted of the following:

	November 30, 2006	February 28, 2006
Accrued payroll and related expenses	$217,680	$178,170
Accrued interest	-	16,833
Other	189,950	333,189
Total	$407,630	$528,192

7) Notes Payable and Other Liabilities

          Notes payable and other liabilities consist of the following:

	November 30, 2006	February 28, 2006
	(unaudited)
Note payable (a)	$2,676,718	2,525,000
Less: current portion	540,018	48,766
Long-term portion	$2,136,700	$2,476,234

(a) Represents notes payable dated January 31, 2006, bearing interest at a rate of 7% per annum and secured by substantially all our assets. The notes carry a term of five years with interest accruing the first twelve months, principal and interest payments beginning the thirteenth month, and continuing through month sixty. During the Nine months ended November 30, 2006, $151,718 in accrued and unpaid interest was added to the notes payable.

8) Capital

         During the nine months ended November 30, 2006, we issued 1,791,937 shares of common stock for proceeds of $1,580,050. During the nine months ended November 30, 2005, we issued 24,693 shares of Series B Convertible Preferred Stock for consideration of $123,463.

Warrants

As of February 29, 2004, the aggregate number of outstanding options, warrants, and common share equivalents was significantly in excess of the authorized but unissued number of shares of our common stock. Management intends to seek shareholder approval of an increase in the Company's authorized shares sufficient to satisfy all existing commitments and create available shares for potential future investments. However, such approval has not been granted. Hence, the management determined that the value of the warrants is required to be classified as a liability under the provisions of EITF 00-19 - Accounting for Derivative Financial Instruments Indexed To and Potentially Settled In a Company's Own Stock. As of February 28, 2005, we reclassified the value of the warrants to a derivative liability. There is no longer a derivative liability at November 30, 2006.

The warrants granted during bankruptcy settlement were valued using the following black schools assumptions:

Risk free interest rate - 5.25%

Dividend Yield - 0.0%

Volatility - 50%

Expected term - 5 years

Activity in issued and outstanding warrants was as follows:

	Number of Shares	Exercise Prices
Outstanding, February 28, 2005	574,684	$6.76-858.52
Cancelled	(574,684)	$6.76-858.52
Issued	5,022,948	$2.00-3.00
Exercised	-	$-
Outstanding, February 28, 2006	5,022,945	$2.00-3.00
Issued	-	-
Exercised	-	-
Outstanding November 30, 2006	5,022,948	$2.00-3.00

There was no aggregate intrinsic value of the warrants as of November 30, 2006.

9) Significant Customers

In the nine months ended November 30, 2006, we sold AuraGen related products to two significant customer for a total of approximately $265,000, or 22% of net revenues.  These customers are not related to or affiliated with us.

At November 30, 2006, we held accounts receivable from four significant customers for a total of approximately $94,000, or 45% of net receivables.  None of these customers are related to or affiliated with us.

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

Results of Operations

For the three and nine month periods ended November 30, 2006

Our net loss for the nine months ended November 30, 2006 (the “Nine Months FY2007”) was $3,951,577 compared to net income of $11,764,476 for the nine months ended November 30, 2005 (the “Nine Months FY2006”). Net operating revenues and gross profit were $1,190,469 and $558,414 respectively, in the Nine Months FY2005 and $1,378,941 and $903,031, respectively, in Nine Months FY2006.

The Company's net loss for the three months ended November 2006 (the “Third Quarter FY2007”) was $1,491,891 compared to a net loss of $1,418,084 for the three months ended November 30, 2005 (the “Third Quarter FY2006”). Net operating revenues and gross profit were $354,109 and $145,098, respectively, in the Third Quarter FY2007 and $574,231 and $395,431, respectively, in the Third Quarter FY2006.

Net revenues for the Nine Months FY2007 of $1,190,469 represent a decrease of $188,472 (14%) from $1,378,941 in the Nine Months FY2006. Net revenues for the Third Quarter FY2007 of $354,109 represent a decrease of $220,122 (38%) from $574,231 in the Third Quarter FY2006. The decrease in sales for the third quarter and nine months, after an increase in the second quarter, results from the volatility after exiting bankruptcy and having a relatively low overall sales base.

Cost of goods for the Nine Months FY2007 of $632,055 represent an increase of $156,145 (33%) from $475,910 in the Nine Months FY2006. Cost of goods for the Third Quarter FY2007 of $209,011 increased from $178,800 in the Third Quarter FY2006; a $30,211 (17%) increase. The increase in cost of goods while sales have decreased, is a result of the mix of products sold.

Engineering, research and development expenses decreased by $252,661 (24%) to $813,319 in the Nine Months FY2007 from $1,065,980 in the Nine Months FY2006 and decreased by $52,539 (19%) to $226,635 in the Third Quarter FY2007 from $279,174 in the Third Quarter FY2006. These expenses have continued to decrease as we focus our resources on building our sales levels, but we expect these expenses to begin to increase from their low levels in future periods.

Selling, general and administrative (“SG&A”) expenses increased to $3,601,099 in the Nine Months FY2007 from $3,467,966 in the Nine Months FY2006; an increase of $133,133 (4%) and increased to $1,362,094 in the Third Quarter FY2007 from $1,260,095 in the Third Quarter FY2006; an increase of $101,999 (8%). The increase is attributable to increased levels of employees, primarily in the sales area, as we begin to rebuild the Company.

Net interest expense for the Nine Months FY2007 decreased $1,150,392 to $109,776 from $1,260,168 in the Nine Months FY2006 due principally to the lower levels of debt.

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

Long-Term Investments: As we do not hold a sufficient interest in its investments to exercise significant influence and the fair market value of the investments are not readily determinable, long-term investments have been accounted for under the cost method. Management reviews financial and other available information pertaining to such investments to determine if and when a decline, other than temporary, in the value of any investment has occurred and an adjustment is warranted.

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

Liquidity and Capital Resources

We had cash of approximately $338,000 and $472,000 at November 30, 2006 and February 28, 2006, respectively. For the nine months ended November 30, 2006 we reported a loss of approximately $4.0 million and for the year ended February 28, 2006, we had income of approximately $6.9 million, on net revenues of approximately $1.2 million and $1.8 million, respectively. We had working capital at November 30 and February 28, 2006, of approximately $.3 million and $2.6 million, respectively.

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

At November 30, 2006, the Company had accounts receivable, net of allowance for doubtful accounts, of $206,766, compared to $87,808 at February 28, 2006.

We purchased $105,728 of property and equipment in the Nine Months FY2006. We did not purchase any property and equipment in the Nine Months FY2005. The Company has no material capital project that would require funding and we believe our current plant and equipment is sufficient to support our current level of sales.

There were no debt repayments in the Nine Months FY2006 as compared to $62,274 in the Nine Months FY2005.

Capital Transactions

During the nine months ended November 30, 2006, we issued 1,791,937 shares of common stock for proceeds of $1,580,050. During the nine months ended November 30, 2005, we issued 24,693 shares of Series B convertible preferred stock for consideration of $123,463.

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

ITEM 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit, is recorded, processed, summarized and reported, within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures. Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures and have concluded, as of November 30, 2006, that they were not effective in view of our delinquent filings.

As of November 30, 2006, we were delinquent in filing all quarterly and annual SEC reports due since November 30, 2004. We did not have adequate financial resources to engage our outside auditors and ensure the timely filing of Form 10-K for the fiscal year ended February 28, 2005. In June 2005 our financial condition required us to seek protection from creditors under Chapter 11 of the U.S. Bankruptcy Code. The commencement of the bankruptcy proceeding placed additional demands on our then existing accounting personnel, including the filing of monthly financial reports with the bankruptcy court and the SEC. Our limited financial and personnel resources did not allow us to fully address our reporting obligations under the Securities Exchange Act of 1934 until we emerged from bankruptcy on January 31, 2006. We continued to be hampered by other events which further delayed the filing of our delinquent SEC reports. Specifically, the integrity of our financial records was severely disrupted as a result of errors made by temporary file personnel in December 2005 in the course of moving our principal office from 2335 Alaska Avenue to our Utah Avenue location. This problem was compounded by a change in accounting personnel in February 2006.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended November 30, 2006, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended November 30, 2006, we issued 1,791,937 shares of common stock for proceeds of $1,580,050.

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