Form 10-K
period 2007-02-28
AURA SYSTEMS INC
filed 2008-03-25
CIK 826253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

 ☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended.................................................February 28, 2007
OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from..........................to.............................

Commission file number ........0-17249

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☒

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes☒ No ☐

On August 31, 2006 the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $44 million. The aggregate market value has been computed by reference to the last trading price of the stock on August 31, 2006.

On January 31, 2008, the Registrant had 36,670,820 shares of common stock outstanding.

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

References in this Report to “we”, “us”, “the Company,” “Aura” or “Aura Systems”, includes Aura Systems, Inc. and its subsidiaries.

WHERE YOU CAN FIND MORE INFORMATION

As a public company, we are required to file annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). You may read and copy any of our materials on file with the SEC at the SEC’s Public Reference Room at 100 F Street N.E., Washington, DC 20549. Our filings are available to the public over the Internet at the SEC’s website at http://www.sec.gov. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the Public Reference Room. We also make available copies of our Forms 8-K, 10-K, 10-Q, Proxy Statement and Annual Report at no charge to investors through our website, http://www.aurasystems.com, as soon as reasonably practicable after filing such material with the SEC.

PART I

ITEM 1. BUSINESS

Introduction and History

We design, assemble and sell the AuraGen®, our patented mobile power generator that uses the engine of a vehicle to generate electric power. The AuraGen® delivers on-location, plug-in electricity for any end use, including industrial, commercial, recreational and military applications. The AuraGen® system consists of three primary subsystems (i) the patented axial design alternator, (ii) the electronic control unit (“ECU”) and (iii) mounting kit that is a mechanical interface between the alternator and the automobile. Compared to the traditional solutions addressing the multi-billion dollar North American mobile power market (i.e., Gensets, traditional alternators, permanent magnet alternators, dynamic and static inverters), we believe the AuraGen® provides alternating current (“AC”) power as well as simultaneous direct current (“DC”) power with greater reliability and flexibility at a lower cost to the end user. We began commercializing the AuraGen® in late 1999 as a 5,000-watt 120/240V AC machine compatible with certain Chevrolet engine models. In 2001, we added an 8,000 watt configuration and also introduced AC/DC and the Inverter Charger System (“ICS”) options. More recently we introduced a dual system that generates up to 16,000-watts of continuous power. We now have configurations available for more than 90 different engine types, including a majority of General Motors and Ford models, some Daimler Chrysler models and numerous others engine models made by International, Isuzu, Nissan, Mitsubishi, Caterpillar, Detroit Diesel, Cummins, and Freightliner. More recently, a number of boats have had the AuraGen installed for both government and recreational end-users.

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

Aura, a Delaware corporation, was founded in 1987 and, until 1992, was primarily engaged in supplying defense related technologies to classified military programs. In 1992, we acquired the Electronic Ceramic Facility (the Ceramic Operations). This facility produced piezoelectric material that we required for our Actuated Mirror Array (“AMA”) technology. In 1996, we licensed our AMA technology to Daewoo Electronics. During the same period we acquired Delphi Electric Components (“Delphi”), which developed and built microelectronic circuits and components. In 1994, we started NewCom, Inc. (“NewCom”) to manufacture and sell computer modems, sound cards and other multimedia components. By the mid - 1990s, the Company was organized into four divisions (i) AuraSound (the “Speaker Operations”) - producing and selling audio speakers based on a new and patented magnetic design, (ii) Aura Industrial & Automotive - developing numerous automotive and industrial - related magnetic devices such as linear and rotary actuators with applications for variable valves, active suspension, actuators for many industrial machines, and the development of the AuraGen® power system, (iii) NewCom- manufacturing and selling modems and computer multimedia kits, and (iv) Aura Display- using the AMA technology to develop very large very bright display systems. By 1998, the Company had three facilities in California, a facility in New Hope, Minnesota, and facilities in Osaka, Japan, Kuala Lumpur, Malaysia, and New Delhi, India. During this period the Company was investing large amounts of capital into the development of the AuraGen®.

In 1997, the Company spun off NewCom as a public company, with the Company retaining approximately 60% ownership. NewCom owed the Company approximately $40 million that was due to be repaid by late 1998. In the summer of 1998, the computer industry experienced a significant slow-down and most original equipment manufacturers (“OEMs”), in order to revive their sales, introduced built - in modems and multi-media functions as an integral part of the computer. This caused severe pressure on NewCom’s operations. By early 1999, NewCom had ceased operations and closed down.

During 1999, the Company sold the Speaker Operations, the Ceramic Operations, and Delphi. All activities on the AMA were stopped and the Company was totally focused on the completion of the AuraGen development and commercialization

Since fiscal 2002, sales of the AuraGen® product have accounted for substantially all of our operating revenues.

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

The AuraGen®

The AuraGen® is composed of three basic subsystems. The first subsystem is the generator that is bolted to, and driven by, the vehicle's engine. The second subsystem is the ECU, which filters and conditions the electricity to provide clean, steady voltages for both AC and DC power. The third subsystem consists of mounting brackets and supporting components for installation and integration of the generator with the vehicle engine.

The AuraGen is now available in three continuous power levels, (a) 5,000 watts AC/DC, (b) 8,000 watts AC/DC and (c) 16,000 watts AC/DC.  All AC power is pure sine wave with total harmonic distortion  of less than 2.1% and is available in both 120 VAC and or 240 VAC.  In addition, the power generated on all models can be partitioned to provide simultaneous AC and 14 or 28 volts of DC or only DC, if required by the user.  The AuraGen power levels can be generated while the vehicle is being driven or parked. The VIPER (the military version of the AuraGen®system includes as an option a complete power management system which (i) monitors in real time the batteries’ voltage and temperature, (ii) provides a partition of the power between AC and DC simultaneously with the ability to be programmed from all AC to all DC, (iii) monitors the RPM of the generator, (iv) monitors the temperatures of the generator and the ECU, (iv) monitors the raw power generated, (v) monitors both the AC and DC loads as to voltage and current, (vi) provides programming of load prioritization and load shedding, and (vii) monitors the voltage of the internal 400VDC buss.

We provide custom engineered brackets for our models that attach to over 90 different engine and chassis models. We also provide Power Take Off (“PTO”) and hydraulic driven interfaces for bigger trucks that do not involve direct attachment to the vehicle engine.

Mobile Power Industry

The mobile power generation market is large and growing. Vehicles used in the telecommunications, utilities, public works, construction, catering, and oil and gas industries, emergency/rescue and military and recreational vehicles rely heavily on mobile power for their internal systems. In addition, mobile work sites require on-location electricity to power equipment ranging from computers to power tools.

Based on studies conducted by the U.S. government, Business Communications Company, Inc. and others, we estimate the annual gross North American mobile power generation market in 2008 is at least $2.5 billion and growing. Worldwide growth is expected to be fueled by increases in the development and construction of industrial infrastructures, significant growth in homeland security expenditures, and increased use of sophisticated electronic equipment in underdeveloped areas where grid-based electricity is unavailable or unreliable. We also believe that mobile power has become increasingly important as backup to electric grid power supply.

The traditional available solutions for mobile power users are:

•
Gensets, Gensets are standalone power generation units that are not incorporated into a vehicle and require external fuel, either gasoline or diesel, in order to generate electricity. Gensets (i) are generally noisy and cumbersome to transport because of their weight and size, (ii) typical run at constant speed to generate 50 or 60 Hz of AC power, (iii) must be operated at a significant part of the rated power to avoid wet staking, (iv) are significantly derated in the presence of harmonics in the loads and (v) require significant scheduled maintenance and service. Genset technology has been utilized since the 1950s.

•
High-Output Alternators, High-output alternators are traditionally found in trucks and commercial vehicles and the vehicle’s engine is used as the prime mover. All high-output alternators provide their rated power at very high RPM and significantly less power at lower RPM. In addition high-output alternators are generally only 30% efficient at the low RPM range and increase to 50% efficiency at the high end of the RPM range. The power generated by high-output alternators is 12 or 24 Volt DC and an inverter is required if 120 Volt AC power is needed. In addition, due to the low power output at low RPMs, in order to get significant power, a throttle controller is used to speed-up the engine.

•
Inverters, Inverters are devices that invert battery DC to AC. Inverters as mobile power generators are traditionally used in low power requirements, typically less than 2,500 watts, and do not have the ability to recharge the batteries used as the source of power. Thus, typical inverter users require other means to recharge the used batteries such as “shore-power” or gensets. More recently dynamic inverters became available. Dynamic inverters use power from the alternator to augment power from the batteries and are able to achieve power levels in excess of 6,000 watts. Dynamic inverters introduce significant stresses on both the batteries and alternators, which causes significant life shortening for both. Dynamic inverters use power from the alternator. When the inverter is turned on, the alternator is switched off from the vehicle battery and tied into a transformer that uses electronics controls to change the DC alternator inputs to AC inverter output. A separate transformer winding provides battery charging so that fully regulated 120 Volt AC and 12 Volt DC power is available as long as the engine is running at high enough RPM to provide power for the load and the battery charging. All dynamic inverters require a high-output alternator to be able to output significant AC power. As is often the case, the limiting factor is the high-output alternator. In order to get stable output, a very accurate throttle controller is also needed to maintain steady speed on the engine.

•
Permanent-Magnet Alternators. Recently a number of companies have introduced alternators using exotic permanent magnets. These alternators tend to have higher power generation capabilities than regular alternators at lower engine RPM. In order to be practical in an under-the-hood environment (200[o]F) active cooling must be added, since the magnets are demagnetized at approximately 176[o]F. There are other issues that require an active control system that will add and subtract magnetic field strength as the engine RPM increases.

•
Fuel Cells. Fuel cells are solid-state devices that produce electricity by combining a fuel containing hydrogen with oxygen. They have a wide range of applications, and can be used in place of the internal combustion engine and traditional lead-acid and lithium-ion batteries. The most widely deployed fuel cells cost about $4,500 per kilowatt.

•	Batteries. Batteries convert stored chemical energy to electrical energy.

Competition

The industry in which we operate is competitive. The primary competition for the AuraGen® is the Genset industry, and there are approximately 44 Genset manufacturers in the United States. These competitors include: Onan, Honda and Kohler.

There are many high-output alternator manufacturers. Some of the better known ones are Delco-Remy, Bosch, Nippon Densu, Hitachi, Mitsubishi and Prestelite.

There are many inverter manufacturers; some of the better-known are, Trace Engineering, Vanner, and Xentrex.

Most of our competitors have greater financial, technical, and marketing resources than the Company, have larger budgets for research, new product development and marketing, and have long-standing customer relationships. We also compete with many larger and more established companies in the hiring and retention of qualified personnel. In the past, our financial condition has limited our ability to market the AuraGen®.

The AuraGen® uses new technology and has only been available in the marketplace for a few years. As described below, because our product is radically different from traditionally available mobile power solutions, users may require lengthy evaluation periods in order to gain confidence in the product. OEMs and large fleet users also typically require considerable time to make changes to their planning and production.

Because of our limited financial and staff resources, we have focused our sales and marketing activities to a few industrial and military segments. In particular, we have focused on selling to the U.S. military, including the U.S. Coast Guard (the “USCG”), homeland security agencies and emergency/rescue operations, such as the Federal Emergency Management Agency.

More recently we expanded our focus and are now marketing to companies in the oil and gas segment, state and local governments, in particular, the Department of Transportation (“DOT”), and in the recreational boating industry.

Competitive Advantages of the AuraGen®

We believe the AuraGen® is a superior product to all of its competition due to its convenience, cost efficiency, fuel efficiency, reliability, flexibility in power output, and the quality of the electricity generated. The AuraGen® is not sensitive to temperature or altitude variations and generates the rated power at or near idle engine RPM.

The AuraGen® does not require scheduled maintenance and is offered with a three-year warranty, compared to the typical one-year warranty available for a Genset or inverter.

In addition, the AuraGen® is significantly cleaner for the environment than Gensets, the other generally available mobile power solution. The AuraGen® uses the automotive engine, which is highly regulated for environmental protection. Gensets use small engines that produce significantly higher levels of emissions per unit of power output than the automobile engine.

We believe that barriers to entry make it less likely that a product superior to the AuraGen® will become available in the foreseeable future. The inventions upon which the AuraGen® is based are protected by patents issued by the U.S. Patent Office. To our knowledge, there are no other patents for axial induction machines with solid rotors such as the AuraGen®.

Manufacturers and end users of mobile power solutions (including the military) typically require completion of extensive evaluation and approval processes before embracing new systems. After extensive testing, a number of federal, state, DOT departments, and some major industrial companies have approved the AuraGen® for purchase.

Thousands of AuraGen® units are currently being used for multiple applications and in all types of operating environments, providing a good sample set for reliability analysis. The results show very low failure rates, which we are reducing further via minor hardware and software modifications, better assembly procedures and improved installation training. The U.S. Army has performed its own tests and is continuing to test the AuraGen® under severe conditions. The VIPER, in use by the special forces and other combat forces, has been air-drop-certified by the U.S. Army and has been, and is, successfully deployed in Operation Enduring Freedom and Operation Iraqi Freedom.

The AuraGen® system passed all of the Underwriters Laboratories (“UL”) testing in 2002 and 2003. In late 2004 and early 2005, the U.S. Marine Corps successfully tested the VIPER for safety and other operational capabilities at the Aberdeen Test grounds.

Target Markets

After the Company emerged from Chapter 11 reorganization under new management, our sales and marketing activities were expanded to include the following markets.

Military, Homeland Security Administration and Other Federal Agencies

We believe the VIPER is a superior mobile power solution compared with existing alternatives for numerous military applications. The VIPER capability to produce both 120 Volt AC and 28 Volt DC power simultaneously at low engine RPM is critical for many military applications. In addition, the VIPER’s power management system, provides military users with the ability to monitor the quality and quantity of available power, the state of the on-board batteries, and the ability to prioritize different electric loads. The USCG, after three years of testing, selected the VIPER as the power system for its 190 new patrol boats; SAIC is using the VIPER on all of its VACIS gamma ray scan systems that are used for homeland and base security applications, and numerous units of special forces and regular army are using the VIPER in both Iraq and Afghanistan. The Department of Defense issued a report to Congress in August 2006, which discussed the success of the VIPER in Iraq and Afghanistan. More recently a number of military OEMs are exploring the use of the VIPER for various military programs. The Company is also pursuing marketing the VIPER for the upcoming JLTV program.

Marine

We believe that the AuraGen® is an ideal product for recreational boats with a length of 25 to 50 feet. The National Oceanic and Atmospheric Administration tested the AuraGen® on the “Magna Spirit”, a research vessel, for 3,000 miles on the open ocean and reported flawless performance. The USCG tested the VIPER for three years before choosing it to power 190 new patrol boats. The United States Navy also tested the VIPER for over 10,000 nautical miles with flawless performance. All of these organizations are leaders in the introduction of new technologies and safety for marine applications. More recently a major boat OEM successfully tested the AuraGen® on one of their production boats, and the Company is currently pursuing the required boat related certifications from UL. While the Company is not expecting any delays in getting the required certification, no assurances can be given as to when, or if, such required certification will be completed.

Oil and Gas Industry

The oil and gas industry is a heavy user of mobile power for service. We have identified a number of oil and gas service providers that require the power level, as well as the power quality, generated by the AuraGen®. In particular, there is a need for very large power to start inductive loads such as compressors, fans and electric motors. Typically the starting power required is known as lock rotor and can easily reach 30,000 watts. The AuraGen® ICS design and architecture is such that it can easily support these power levels for the very short times that are required to start the loads. We have demonstrated 30,000 watts starting power for numerous compressors and motors.

Mid - Size Refrigeration Trucks

Mid size refrigeration trucks are used throughout the country for the delivery of food. These trucks typically have a diesel engine mounted over the cab that is used as a generator for the refrigeration unit. The AuraGen® is an ideal power source that can eliminate the need for the extra diesel engine thus reducing operating cost and fuel costs. The AuraGen’s® ability to provide high wattage, start-up power is critical for this application, since a typical refrigeration system requires a two to four horsepower compressor. Such compressors require 20,000 to 30,000 watts of starting power. The Company has now sold over 100 systems for this application and is anticipating significant growth in this segment.

Emergency/Rescue

The emergency/rescue market relies heavily upon mobile power for lights, communications gear, instruments, medical equipment and digital equipment and tools. As the emergency/rescue market has undergone a transition to digital equipment and portable computers, it has experienced constant growth in mobile power needs. Approximately 20 of these organizations have started to use the AuraGen®. Recently the Red Cross has used the AuraGen® to power its communication needs in support of disaster relief during Hurricane Katrina and the wildfires in California in October 2007. In addition, hundreds of fire trucks are now using the AuraGen® as their mobile power source.

Facilities, Manufacturing Process and Suppliers

We assemble and test the AuraGen® at our 27,000 square foot facility in El Segundo, California, with components that are produced by various suppliers. Effective December 31, 2007, our current lease expired and we are currently on a month-to-month lease. In February 2008, we entered into a lease for a new facility of approximately 25,500 square feet, near our current facility. The lease is for a term of five years, commencing May 1, 2008, and carries a base rent of $28,019 per month. We feel this facility is sufficient for our current needs. We plan to expand our manufacturing and warehouse capacity during the first quarter of fiscal 2008 with a new facility in the Atlanta, Georgia area. The new facility will be no less than 50,000 square feet and will provide enough capacity to handle our projected business for the next few years. The new facility will use the experience learned over the last few years to trim the manufacturing process and to improve throughput. When the new facility comes on line our production capacity will be 24,000 units per year.

Early in our AuraGen® program, we determined it was most cost-effective to outsource production of components and sub-assemblies to volume-oriented manufacturers, rather than produce these parts in-house. As a result of this decision, and based on then anticipated sales, prior to fiscal 2001 we purchased, a substantial inventory of components and sub-assemblies at volume prices. Since sales did not meet our expectations, we have been assembling, testing and selling product from this inventory for several years. Many of the components and sub-assemblies are mechanical in nature, do not deteriorate, and are readily usable for all of our AuraGen® models. Some of the sub-assembly units are in the form of ECUs that have also not deteriorated and, even though there have been improvements and modifications over this period, the units in inventory required only minor applications of parts and labor to bring them to current specifications.

In order to renew our inventory of components, we will need to renew contracts with such manufacturers or locate other suitable manufacturers. Since February 2006, we have renewed our relationships with a number of our old suppliers and are developing relationships with others. To ensure quality and reliability in the field, we use highly qualified suppliers, the majority of which are ISO 9002 compliant.

Distribution and Product Support

We provide a turnkey product and service to support our customers in every area. We have performed all of the development, from basic physics to detailed engineering. We believe our core capabilities provide a solid foundation to resolve technical issues, develop an ongoing line of new products and continually enhance our products.

Our vehicle integration team develops, engineers, and supplies all of the brackets, pulleys, idlers, belts, tensioners and other components that comprise a mounting system. The group also specifies all of the requirements of the AuraGen® to allow its use with other mobile drives, such as hydraulic systems and PTO applications.

Research and Development

From fiscal 2002 through fiscal 2005 we reduced substantially all research and development activities due to our weakened financial condition. Although we believe that ongoing research and development is important to the success of our product in order to utilize the most recent technology, to develop additional products and additional uses for existing products, to stay current with changes in vehicle manufacture and design and to maintain an ongoing advantage over potential competition, our financial condition has not allowed significant expenditures on research and development, as all costs are being minimized while we seek to maintain solvency and attain profitability.

When we emerged from Chapter 11 reorganization, we started to rebuild our research and development team. We have introduced and started to ship our dual and Tamgen systems, which generate up to 16,000 watts of continuous power with both AC and DC simultaneous capabilities. We have completed the design and are currently testing a unit that is one third smaller than the current 5,000 and 8,000 watts system that will supply 3,000 to 4,000 watts. We are also pursuing the development of a larger unit that we expect to have 25,000 watts capability. In addition, we plan to start developing electric motors based on the AuraGen technology with the focus of this development on the ½ to 10 horsepower segment of the industry.

Patents and Intellectual Property

Our intellectual property portfolio consists of trademarks, proprietary know-how and patents.

In the area of electromagnetic technology, we have developed numerous magnetic systems and designs that result in a significant increase of magnetic field density per unit volume that can be converted into useful power energy or work. This increase in field density is a factor of three to four, which, when incorporated into mechanical devices, could result in a significant reduction in size and cost of production for the same performance.

The applications of these technological advances are in machines used every day by industrial, commercial and consumers. We have applied technology to numerous applications in industrial machines, such as generators, motors, actuators and linear motors.

The U.S. Patent Office awarded us 29 patents applicable to automotive and industrial applications. Of those patents, four are focused directly on the AuraGen®, seven are basic magnetic actuation, two are for control systems associated with controlling the magnetic fields in different configurations and sixteen are focused on the EVA application.

The sixteen (16) patents associated with the EVA application cover the implementation of a controlled magnetic field as applied to linear motors. Many of the same techniques are implemented into the AuraGen® control systems and, in particular, the control of the high power board used in the new AuraGen® inverter mode, which uses many elements from the EVA application.

Areas of AuraGen® Technology Innovation:

We hold the following patents: Nos. 5,734,217; 6,157,175; 6,700,214; 6,700,802; with expiration dates of 2015, 2017, 2019 and 2019 respectively. The above patents cover three areas, as described below.

Induction Machine

The basic patent covers a new form of induction machine with superior performance in a much smaller size than conventional machines. The solid cast rotor, the shaped magnetic field, the secondary conduction path through the steel, and the axial magnetic orientation are key components of this innovation.

Control System

This system separates the power generation from the power delivery by introducing a 400 VDC buss. For each cycle of each phase, part of the cycle power is drawn from the bus to run the electronics and energize the coils, while during the other part of the cycle, power is delivered to charge up the buss. The control system must balance all the timing to effect zero voltage change to the buss under dynamic variations of frequency and loads. The ability to optimize in real time the slip frequency is a key innovation in motor and generator control for variable speed, variable frequency, and variable load systems.

Bi-Directional Power Supply (“BDP”)

The patented ICS system developed by Aura provides a new capability in power systems. The BDP allows a system to use multiple sources of power simultaneously. It is a key component in providing the ability to deliver both AC and DC power simultaneously, as well as the ability to handle large power surges without the need for a throttle controller.

Employees

As of February 28, 2007, we employed 47 persons. We are not a party to any collective bargaining agreements.

Significant Customers

During the year ended February 28, 2007, we conducted business with two customers whose sales comprised 24% of our net sales. As of February 28, 2007, three customers accounted for 50% of our net accounts receivable.

During the year ended February 28, 2006, we conducted business with four customers whose sales comprised 24% of our net sales. As of February 28, 2006, two customers accounted for 87% of our net accounts receivable.

Backlog

As of January 30, 2008, we had a backlog of approximately $5.3 million. Of this amount, approximately $4.2 million is for delivery after the 2008 fiscal year Approximately $4 million of this backlog is subject to cancellation or renegotiation at the convenience of the government. We had no material backlog at the prior year corresponding date.

ITEM 1A. Risk Factors

Risk Factors Relating to Our Business

We have a history of losses and we may not be profitable in any future period.

In each fiscal year since our organization in 1987 we have not made an operating profit. We have an accumulated deficit in excess of $300 million from our inception through November 30, 2007. We cannot assure you that we will be able to achieve or maintain profitability or positive cash flow.

If we are unable to raise capital, our ability to implement our current business plan and ultimately our viability as a company could be adversely affected.

The cash flow generated from our operations to date has not been sufficient to fund our working capital needs, and we cannot predict when operating cash flow will be sufficient to fund working capital needs. Since fiscal 2002 we have been forced to scale back operations due to inadequate working capital and in June 2005 we were forced to file for protection under Chapter 11 of the U.S. Bankruptcy Code, from which we emerged under a court-approved plan of reorganization on January 31, 2006.

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

We have experienced a significant decline in operating revenues since fiscal 1998. Our net revenues peaked at approximately $104 million in the fiscal year ended February 29, 1998, prior to commercial sales of the AuraGen®. Revenues declined to $2.5 million for the fiscal year ended February, 2001. The decline in revenues was due primarily to the cessation of operations of our computer peripherals subsidiary, NewCom, in fiscal 1999, and the sale of our speaker operations, electronic component operations, and ceramics operations. Substantially all of our operating revenues are now derived from the sales of our AuraGen® products, which did not produce a material amount of revenues until the fourth quarter of our fiscal year ended February 2001. Since fiscal 2001, annual operating revenues have ranged between $1.1 million and $3.1 million.

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

We restructured our operation during fiscal 2004, 2005 and 2006 in order to conserve cash. Our workforce declined from 101 employees as of February 28, 2002 to 47 at February 28, 2007. We will need to hire employees, rebuild our sales and production infrastructure and improve our operating and financial systems in order to effectively manage any significant growth in demand for our products. If we do not effectively manage our growth, we will not be successful in executing our business plan, which could have a material adverse affect on our business, results of operations and financial condition.

The market acceptance of the AuraGen® is uncertain.

Our business is dependent upon sales generated from the AuraGen® family of products and increasing acceptance of these products. We cannot assure you that our products will achieve broad acceptance in the marketplace. The AuraGen® uses new technology and has only been available in the marketplace for a few years. Our financial condition has limited our ability to market the AuraGen® to potential customers. Because our product is radically different from traditionally available mobile power solutions, users may require lengthy evaluation periods in order to gain confidence in the product. OEMs and large fleet users also typically require considerable time to make changes to their planning and production.

Our business may be adversely affected by industry competition.

The industry in which we operate is competitive. We face substantial competition from companies that have been offering traditional solutions such as Gensets for the last 50 years, and there are more than 40 Genset manufacturers in the United States. These competitors include: Onan, Honda and Kohler.

Most of our competitors have greater financial resources than we do, have larger budgets for research, new product development and marketing and have long-standing customer relationships. We must compete with many larger and more established companies in the hiring and retention of qualified personnel.

Moreover, this market may attract new competitors that have longer operating histories, greater name recognition and significantly greater financial, technical and marketing resources than us. Our failure to meet our projections for our products’ market acceptance or the ability of our competitors to capture a first mover advantage could have a material adverse impact upon our business, operating results and financial condition. Furthermore, new product introductions or product enhancements by our current or future competitors or the use of other technologies could cause a loss of market acceptance of our products.

We depend on our intellectual property to provide us with a competitive advantage.

We rely on a number of patents and patent applications to protect the AuraGen® products from unauthorized use by competitors. Our efforts to protect our proprietary rights may not prevent infringement by others or ensure that these rights will provide us with a competitive advantage. We cannot assure you that the patents pending relating to the AuraGen® system or future patent applications will be issued or that any issued patents will not be invalidated, circumvented or challenged.

A portion of our proprietary technology depends upon trade secrets and unpatented technology and proprietary knowledge related to the development, promotion and operation of our products. While we generally enter into confidentiality agreements with our employees, consultants and vendors, we cannot assure you that our trade secrets and proprietary technology will not become known or be independently developed by competitors in such a manner that we have no practical recourse, and there can be no assurance that others will not develop or acquire equivalent expertise or develop products that render our current or future products noncompetitive or obsolete.

Litigation regarding intellectual property rights could be time-consuming and expensive and could divert our technical and management personnel from their work. We cannot assure you that such litigation expenses will not occur in the future. There also can be no assurance that other parties will not take, or threaten to take, legal action against us, alleging infringement of such parties” patents by our current or proposed products. We cannot assure you that we will have adequate financial resources to successfully institute or defend intellectual property litigation. Insurance coverage to indemnify us against liability for infringement of other parties’ intellectual property rights is either unavailable or prohibitively expensive.

Competition for key employees is intense, and we cannot assure you that we will be able to retain our key employees or that we will be able to attract, assimilate and retain other highly qualified personnel in the future. While we may enter into agreements with our employees regarding patents, confidentiality and related matters, we do not generally have employment agreements with our employees. The loss of key personnel, especially without notice, or the inability to hire or retain qualified personnel, particularly given our anticipated growth, could have a material adverse effect on our business, operating results and financial condition.

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

Because our efforts since 1999 have been focused entirely on the introduction of the AuraGen® family of products into the marketplace, our revenues and operating results have been uneven and may continue to be so during our current fiscal year and beyond. These fluctuations could affect our stock price. Factors which could affect our operating results include:

-	The size, timing and shipment of individual orders;
-	Market acceptance of our products;
-	Development of direct and indirect sales channels; and
-	The timing of introduction of new products or enhancements.

We have a history of filing late periodic reports with the SEC.

In June 1999, we failed to file our Annual Report on Form 10-K on the due date prescribed by the SEC, as we were unable to complete the audit of our financial statements. This in turn delayed the filing of three subsequent Quarterly Reports on Form 10-Q. The delay was occasioned by inadequate financial resources brought about by severe financial difficulties of our computer peripherals subsidiary, NewCom, which ceased operations in the first quarter of 1999. As a result of the delinquent filings, our common stock was delisted from the Nasdaq National Market in July 1999. In February 2000, we completed our financial restructuring and filed all delinquent SEC reports, and listed our common stock on the NASD, Inc. OTC Bulletin Board (the “OTCBB”). From February 2005 through the date of the filing of this report, we failed to timely file quarterly reports on Form 10-Q and Annual Reports on Form 10-K. This delay was also caused by inadequate financial resources, culminating in our filing for reorganization under Chapter 11 of the U.S. Bankruptcy Code in June 2005. As a result of our failure to file these reports we were delisted from the OTCBB in July 2005 and currently trade on the “pink sheets.” Following our emergence from bankruptcy in January 2006, we engaged auditors and other professionals to assist in the preparation of our delinquent SEC filings. As of the date of the filing of this report , all of our delinquent filings have been made and we are now eligible for re-listing on the OTCBB, subject to meeting their other requirements. However, we cannot assure you that our common stock will be listed on the OTCBB. Continued listing on the OTCBB and other U.S. exchanges requires that we timely file periodic SEC reports. Our failure to remain timely in our filings, therefore, could result in the delisting of our common stock on the OTCBB should we again become listed, which in turn could adversely affect the market liquidity of our common stock.

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

Because our common stock is not traded on a national or regional market, liquidity for our common stock could be adversely impacted.

Effective July 2005, our common stock was delisted from the OTCBB. As a result, an investor may find it more difficult to dispose of or to obtain accurate price quotations and volume information concerning our common stock than if it were listed on the OTC Bulletin Board or a national or regional exchange.

Because our common stock is subject to rules governing low priced securities, market liquidity for our common stock could be adversely impacted.

Our common stock trades below $5.00 per share and is not listed on the Nasdaq Stock Market or a national or regional securities exchange. Therefore, our common stock is subject to the low priced security or so-called “penny stock” rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors. For any transaction involving a penny stock, unless exempt, the rules require, among other things, the delivery, prior to the transaction, of a disclosure schedule required by the SEC relating to the penny stock market. These rules also require that the broker determine, based upon information obtained from the investor, that transactions in penny stocks are suitable for the investor, and require the broker to obtain the written consent of the investor prior to effecting the penny stock transaction. The broker-dealer must also disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. As long as our common stock is characterized as a penny stock, the market liquidity for these shares could be severely affected. The regulations relating to penny stocks could limit the ability of broker-dealers to sell these securities and, in turn, the ability of stockholders to sell their shares in the secondary market.

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

Although our stockholders may receive dividends if, as and when declared by our Board of Directors, we do not presently intend to pay dividends on our common stock until we are able to generate revenues and profits on a sustained basis and available cash exceeds our working capital requirements. Therefore, you should not purchase our common stock if you need immediate or future income by way of dividends from your investment.

ITEM 2. PROPERTIES

Until December 2005, our majority owned subsidiary, Aura Realty, Inc. (“Aura Realty”), owned the 47,000 square foot headquarters facility and adjacent 27,690 square foot manufacturing facility in El Segundo, California that we use for production of our AuraGen® product. These properties were encumbered by a deed of trust securing a note in the original principal amount of $5.4 million, secured by our headquarters and manufacturing facilities.

During fiscal 2003, we sold a minority interest in Aura Realty. During fiscal 2004, we defaulted on payments under the note. Such default continued past year-end and the lender took actions regarding a possible foreclosure sale. In June 2004, we paid all arrearages, cured this default and were current on our obligations under the note as of June 30, 2005.

In December 2005, Aura Realty sold the two buildings to an unrelated third party. At that time we leased the smaller facility for a term of two years, and moved out of the headquarters facility. Effective December 31, 2007, our current lease expired and we are currently on a month-to-month lease. In February 2008, we entered into a lease for a new facility of approximately 25,500 square feet, near our current facility. The lease is for a term of five years, commencing May 1, 2008, and carries a base rent of $28,019 per month. We feel this facility is sufficient for our current needs.

ITEM 3. LEGAL PROCEEDINGS

Except as described below, we are not a party to any material pending legal proceedings.

Barovich/Chiau et. al. v. Aura Systems, Inc. et. al. (Case No. CV -95-3295).

As previously reported in our fiscal 2000 report on Form 10-K, we settled shareholder litigation in the referenced matter in January 1999. On November 20, 1999, the parties entered into an Amended Stipulation of Settlement, requiring that we make payment of $2,260,000 (plus interest) in thirty-six equal monthly installments of $70,350. On October 22, 2002, after we had failed to make certain monthly payments, Plaintiffs applied for and obtained a judgment against us for $935,350, representing the balance due. We have subsequently made only two monthly payments of $70,350 each, reducing the amount owed to $794,650 (plus interest) as of February 28, 2005. Subsequent to the end of fiscal 2005, the bankruptcy court in our Chapter 11 proceeding (In re Aura Systems, Inc., United States Bankruptcy Court, Central District of California, Case Number LA 05-24550-SB), approved the settlement of this claim in the amount of approximately $820,000 as an unsecured claim under our Chapter 11 Plan of Reorganization. As an unsecured claim the Plan provides for the claim to be satisfied by the issuance of approximately 465,000 shares of common stock in the reorganized company. Plaintiffs appealed the ruling of the bankruptcy court to the District Court of Appeals claiming they were a secured creditor under the Plan of Reorganization, and therefore entitled to full payment in cash over a period of five years. The appellate court upheld the ruling of the bankruptcy court, and Plaintiffs have appealed this decision to the Ninth Circuit Court of Appeals. The appeal is pending.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders in the fourth quarter of fiscal 2007.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

From May 21, 1991, to July 21, 1999, our common stock was listed on the NASDAQ National Stock Market. In July 1999 the shares were de-listed from the NASDAQ National Market as a result of our failure to meet the minimum $1.00 bid price and other requirements. On February 1, 2001, our shares were listed on the OTC Bulletin Board under the symbol "AURA". In July 2005, following the filing of our Chapter 11 proceeding, our common stock ceased to be quoted on the OTC Bulletin Board. Since February 2006 our common stock has been traded on the over-the-counter market under the symbol “AUSI”.

Set forth below are high and low bid prices for our common stock for each quarterly period in the two most recent fiscal years. Such quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not necessarily represent actual transactions in the common stock. We had approximately 3,303 stockholders of record as of January 15, 2008. Stock prices for Fiscal 2006 have been adjusted to reflect the 1 for 338 reverse split effective upon our exit from bankruptcy on January 31, 2006.

Period	High	Low
Fiscal 2006
First Quarter ended May 31, 2005	$6.76	$5.07
Second Quarter ended August 31, 2005	$5.07	$0.34
Third Quarter ended November 30, 2005	$3.72	$0.68
Fourth Quarter ended February 28, 2006	$3.38	$0.68

Period	High	Low
Fiscal 2007
First Quarter ended May 31, 2006	$3.25	$0.55
Second Quarter ended August 31, 2006	$0.90	$0.53
Third Quarter ended November 30, 2006	$0.80	$0.75
Fourth Quarter ended February 28, 2007	$1.63	$0.65

On January 15, 2008, the reported closing sales price for our common stock was $2.28.

Dividend Policy

We have not paid any dividends on our common stock and we do not anticipate paying any dividends on our common stock in the foreseeable future. During fiscal 2004 we issued shares of Series A Convertible Redeemable Preferred Stock and in fiscal 2005 we issued Series B Preferred Stock. Under the terms of the preferred shares we could not pay dividends on our common stock until dividends had been paid on the preferred shares. Effective with the implementation of our Chapter 11 reorganization plan in January 2006 all of the outstanding shares of the Series A Preferred Stock and the Series B Preferred Stock were converted into common stock.

Sales of Unregistered Securities

During the three months ended February 28, 2007, we sold 2,620,991 shares of our common stock to private investors for proceeds of $2,385,105.

All such securities were issued and sold in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, and the certificates representing such securities contain a restrictive legend reflecting the limitations on future transfer of those securities. The offer and sale of these securities was made without public solicitation or advertising. The investors represented to us that they were knowledgeable and sophisticated, and were experienced in business and financial matters so as to be capable of evaluating an investment in our securities and were an “accredited investor” within the meaning of Regulation D promulgated under the Securities Act of 1933. Each of these investors was afforded full access to information regarding our business.

Repurchases of Equity Securities

We did not repurchase any shares of our common stock during the fourth quarter of fiscal 2007.

Stock Performance Graph

The following graph compares the cumulative total stockholder return of the Company with the cumulative total return on the NASDAQ Stock Market Index (U.S.) and the S&P Small Cap Industrial 600 Index†. The Comparisons in the graph are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of the Company’s common stock.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN*

AMONG AURA SYSTEMS, INCORPORATED, THE NASDAQ STOCK MARKET (U.S.) INDEX AND THE S & P SMALL CAP INDUSTRIAL INDEX

$100 INVESTED ON 2/28/2002 IN STOCK OR INDEX-INCLUDING REINVESTMENT OF DIVIDENDS.FISCAL YEAR ENDING FEBRUARY 28

Cumulative Total Return and Year-to-Year Percent Return

		Feb-02	Feb-03	Feb-04	Feb-05	Feb-06	Feb-07

AURA SYSTEMS, INC.	Cum ret	$ 100	$ 20.63	$ 18.19	$ 11.20	$ 3.36	$ 1.71
	Y-Y %ROI		-79	-12	-38	-70	-49
NASDAQ STOCK MARKET INDEX (U.S.)	Cum ret	$ 100	$ 74.19	$ 112.60	$ 113.81	$ 126.55	$ 134.03
	Y-Y %ROI		-26	52	1	11	6
S & P SC INDUSTRIAL 600	Cum ret	$ 100	$ 107.05	$ 85.44	$ 131.85	$ 153.69	$ 188.82
	Y-Y %ROI		7	-20	54	17	23

† The S&P Small Cap Industrial 600 Index is a composite of stocks including many in related industries to the Company’s business. The trading symbol for the index is ^SML.

ITEM 6. SELECTED FINANCIAL DATA

The following Selected Financial Data has been taken or derived from our audited consolidated financial statements and should be read in conjunction with and is qualified in its entirety by the full-consolidated financial statements, related notes and other information included elsewhere herein.

AURA SYSTEMS, INC. AND SUBSIDIARIES

	February 28, 2007	February 28, 2006		February 28, 2005		February 29, 2004		February 28, 2003

Net revenues	$1,624,074		$1,756,105		$2,525,431		$1,864,325		$1,103,770
Cost of goods sold	$745,060		$614,327		$1,573,116		$934,769		$571,099
Inventory write down	$419,765		$439,188		$2,088,703		$550,968		$-
Gross profit (loss)	$459,249		$702,590		$(1,136,388)		$378,588		$532,671
Expenses:
Engineering, research & development	$1,048,529		$1,483,247		$2,482,678		$2,135,061		$3,956,886
		$		$		$		$
Selling, general and administrative	$5,200,393		$5,867,388		$6,061,542		$7,191,925		$7,374,961
Class action litigation & other legal settlements	$-		$267,726		$2,765,192		$-		$233,259
Impairment losses on long-lived assets	$-		$-		$544,510		$2,000,398		$2,300,000
Severance expense	$-		$-		$-		$-		$241,243
Total expenses	$6,248,922		$7,618,361		$12,678,912		$11,327,384		$14,106,349

Loss from operations	$(5,789,673)		$(6,915,771)		$(13,815,300)		$(10,948,796)		$(13,573,678)
Other (income) and expense:
Impairment of investments	$-		$-		$286,061		$500,000		$818,019
Loss on sale of minority interest in Aura Realty	$-		$-		$-		$231,000		$626,676
(Gain) loss on sale of investments/assets	$7,750		$(2,446,798)		$-		$(201,061)		$-
Interest expense	$(392,977)		$6,602,020		$18,965,852		$2,409,732		$2,656,592
Other	$6,453		$(50,000)		$(166,345)		$129,337		$(362,096)
Change in derivative liability	$-		$16,254,502		$(4,622,235)		$-		$-
Provision (benefit) for taxes	$-		$-		$-		$-		$-
Minority interest	$-		$-		$(3,970)		$(365,514)		$14,018
Gain on extinguishment of debt obligations, net of income taxes	$-		$1,730,979		$-		$67,415		$1,186,014
Preferred stock dividend	$-		$-		$525,377		$-		$-

Net Income (loss)	$(6,168,447)	$6,864,488	$(28,800,040)	$(13,584,875)	$(16,140,873)
Net loss per common share	$(0.25)	$2.24	$(22.35)	$(10.65)	$(13.52)
Weighted average number of common shares	25,114,154	3,063,216	1,288,114	1,276,056	1,230,365
Cash/cash equivalents	$1,051,259	$472,482	$61,376	$83,200	$163,693
Working capital	$832,744	$2,567,684	$(34,338,147)	$(14,011,245)	$(15,626,271)
Total assets	$5,549,137	$7,891,377	$13,305,777	$17,760,733	$23,767,866
Total debt	$4,907,824	$5,140,554	$36,535,119	$15,545,829	$13,345,378
Net stockholders’ equity (deficit)	$2,103,666	$4,082,983	$(23,883,233)	$(3,614,425)	$4,712,176

Prior period amount regarding number of shares outstanding and the price per share have been restated to give effect to a 338 for 1 reverse split which became effective upon our exit from bankruptcy on January 31, 2006.

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

We were founded in 1987 and, until 1992, primarily engaged in supplying defense technology to classified military programs. In 1992, we transitioned to being primarily a supplier of consumer and industrial products and services using our technology. In 1994, we founded NewCom, which manufactured and sold computer modems, sound cards and other multimedia components. In 1997, we acquired MYS Corporation of Japan (“MYS”), a manufacturer of speaker systems. NewCom ceased operations in 1999. In fiscal 2000, we sold MYS, our business divisions providing sound products, and other assets, restructured substantial indebtedness and concentrated our focus on the AuraGen® product. Since fiscal 2002 sales and support of the AuraGen® have provided substantially all of our operating revenues.

We have not yet achieved a level of AuraGen® sales sufficient to generate positive cash flow. Accordingly, we have depended on repeated infusions of cash in order to maintain liquidity as we have sought to develop sales. During fiscal 2002 through fiscal 2004, we substantially reduced our internal staffing due to the slower-than-anticipated level of AuraGen® sales. We also suspended substantially all research and development activities. We continued to downscale our operations in fiscal 2005 and 2006. Since emerging from Chapter 11 proceeding, we have begun to increase our research and development activities and started to increase our staff in engineering and sales.

In September 2004, we entered into agreements with a group of investors and holders of secured debt in order to recapitalize the Company. These agreements are referred to as the “2004 Recapitalization Transactions” or “2004 Recapitalization” and are described in more detail below under “Liquidity and Capital Resources - The 2004 Recapitalization Transactions”. Completion of the 2004 Recapitalization Transactions was intended to provide us with a more stable financial condition by infusing new capital of up to $15 million through the sale of units comprising shares of Series B Preferred Stock and common stock warrants, conversion of $3.5 million of secured debt into shares of Series B Preferred Stock and warrants, extension of the maturity of the remaining $2.1 million of secured debt to August 2005, and the settlement of legal claims with former management. However, we continued to require further financing to remain solvent. Accordingly, subsequent to the end of fiscal 2005, in June 2005 we filed for protection under Chapter 11 of the U.S. Bankruptcy Code, and emerged on January 31, 2006 under a plan of reorganization.

Our consolidated financial statements included in this Report have been prepared on the assumption that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

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

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial conditions and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements requires management to make estimates and disclosures on the date of the financial statements. On an on-going basis, we evaluate our estimates, including, but not limited to, those related to revenue recognition. We use authoritative pronouncements, historical experience and other assumptions as the basis for making judgments. Actual results could differ from those estimates. We believe that the following critical accounting policies affect our more significant judgments and estimates in the preparation of our consolidated financial statements.

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

Valuation of Long-Lived Assets

Long-lived assets, consisting primarily of property and equipment, and patents and trademarks, comprise a small portion of our total assets. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying values may not be recoverable. Recoverability of assets is measured by a comparison of the carrying value of an asset to the future net cash flows expected to be generated by those assets. Net cash flows are estimated based on expectations as to the realizability of the asset. Factors that could trigger a review include significant changes in the manner of an asset's use or our overall strategy.

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

Results of Operations

Our fiscal 2007 net loss was $6.2 million. In fiscal 2006, we reported net income of $6.9 million. This was primarily a result of the recording of income of $16.3 million from a change in derivative liability that essentially reversed a charge for this amount in fiscal 2005. Our fiscal 2005 net loss was $28.8 million, with $17.8 million of that loss related to non-cash charges for depreciation, amortization, asset impairments and beneficial conversion of certain debt instruments. Net operating revenues and gross profit were $1.6 million and $.5 million, respectively, in fiscal 2007, $1.8 million and $.7 million, respectively, in fiscal 2006, and $2.5 million and $(1.1) million, respectively, in fiscal 2005.

Revenues

Net revenues in fiscal 2007 decreased $132,031 to $1,624,074 from $1,756,105 in fiscal 2006, a decrease of approximately 7.5%. This slight decrease was due to the continued effects of the disruption to our business resulting from the bankruptcy proceeding and the prior reduction in the sales staff.

Net revenues in fiscal 2006 decreased $769,326 to $1,756,105 from $2,525,431 in fiscal 2005, a decrease of approximately 30%. This was due primarily to the lack of financial resources, the reduction in the workforce and the filing of bankruptcy.

Cost of Goods

Cost of goods sold in fiscal 2007 increased $130,733 to $745,060 from $614,327 in fiscal 2006. As a percentage of net revenues, cost of goods sold was 45.9% in fiscal 2007 compared to 35.2% in fiscal 2006. This was a result of the mix of products sold.

Cost of goods decreased to $614,327 in fiscal 2006 from $1,573,116 in fiscal 2005. As a percentage of costs of net revenues, cost of goods sold was 35.2% in fiscal 2006 compared to 62.3% in fiscal 2005. On the low level of sales we have had, this percentage can vary substantially from year to year based on the mix of products sold.

Engineering, Research and Development

Engineering, research and development decreased $434,718 to $1,048,529 in fiscal 2007 from $1,483,247 in fiscal 2006. The decrease is attributable to our focusing more of our efforts in the area of production. As a percentage of net revenues, engineering, research and development was 64.6% in fiscal 2007 compared to 84.5% in fiscal 2006. Research and development activities were negligible in fiscal 2007 and 2006, as we significantly reduced our research activities due to our financial condition. We expect research and development activities to begin to increase as our financial condition improves and our sales increase.

Engineering, research and development expense decreased $999,421to $1,483,247 in fiscal 2006 from $2,482,668 in fiscal 2005. The decrease is largely attributable to the substantial reduction in workforce that was necessitated by our financial condition and the filing of bankruptcy.

Selling, General and Administrative Expense

Selling, general and administrative expenses (“SG&A”) decreased $666,995 to $5,200,393 in fiscal 2007 from $5,867,388 in fiscal 2006. The decrease was due to a reduction in legal expense of approximately $800,000, partially offset by an increase in our workforce as we began to rebuild after exiting bankruptcy.

In fiscal 2006, SG&A decreased $1,019,154 to $5,867,388 from $6,886,542 in fiscal 2005. This decrease was primarily attributable to cost cutting efforts, including personnel reduction.

Legal Settlements

Legal settlements of $2,765,192 were recorded in fiscal 2005, primarily as a result of the settlement of litigation against us and certain of our officers by members of our former management and others as part of the 2004 Recapitalization. Approximately $1.5 million of this expense arose from valuations of the warrants, options and Series B Preferred issued as part of the settlement.

Asset Impairment

During fiscal 2005 we recorded an asset impairment charge of $544,510 for the book value of our patents due to continued low sales. There were no comparable charges in either fiscal 2007 or fiscal 2006.

Non-Operating Income and Expenses

We incurred $0.3 million of asset impairment charges in fiscal 2005. There were no comparable charges in either fiscal 2007 or fiscal 2006.

Net interest expense decreased to approximately $400,000 in fiscal 2007 from $6.6 million in fiscal 2006. The decrease is a result of our substantially lower debt levels when we exited bankruptcy. Net interest expense in fiscal 2006 decreased $12,363,832 to $6,602,020 from $18,965,852 in fiscal 2005. Interest expense in 2005 consisted primarily of approximately $19.2 million in charges attributable to a beneficial conversion feature of convertible notes, and warrants issued as part of the global settlement arising from the settlement of litigation.

We realized gains of approximately $1.7 million on extinguishment of debt in fiscal 2006 as a result of the settlement of certain debts related to our bankruptcy filing. There was no comparable item in fiscal 2007, and a negligible amount in fiscal 2005.

Liquidity and Capital Resources

At February 28, 2007, we had cash of approximately $1.05 million, compared to approximately $0.5 million at February 28, 2006. At February 28, 2007 we had working capital of approximately $800,000 as compared to approximately $2.6 million at the end of the prior fiscal year. The decrease in working capital in 2007 reflects the absence of “other receivables” at February 28, 2007, compared to $2.7 million in fiscal 2006, and an increase in current portion of notes payable from approximately $49,000 to $611,000, offset in part by a decrease in accounts payable from approximately $590,000 at February 28, 2006, to $216,000 at February 28, 2007 and increased cash at February 28, 2007.

Working capital of approximately $2.6 million at February 28, 2006, compared to a deficit of approximately $34 million at February 28, 2005, reflects an “other receivable” in 2006 of $2,654,864 resulting from the sale of our buildings, subscriptions receivable from the sale of stock, and the conversion of approximately $12.1 million of current liabilities into common stock and warrants under the Chapter 11 Plan of Reorganization effected on January 31, 2006 (the “Plan” or “Plan of Reorganization”).

At February 28, 2007, we had accounts receivable, net of allowance for doubtful accounts, of approximately $250,000 compared to approximately $88,000 at February 28, 2006, and $637,000 at February 28, 2005.

We acquired property and equipment at a cost of approximately $63,000 in fiscal 2007, with no spending on property and equipment in the prior fiscal year. At February 28, 2007, we had no material capital project that would require funding. We believe our current plant and equipment is sufficient to support our current level of sales. If sales increase as anticipated, we will need to expand our facilities to meet the required production levels.

Debt repayments of $0.1 million were made in fiscal 2007 as compared to $4.7 million in fiscal 2006. The large debt repayment in fiscal 2006 was due to the payoff of the mortgage on the buildings that were sold.

During the year ended February 28, 2007 $167,346 of accrued and unpaid interest was added to the principal amount of notes payable. Under the terms of the notes, no payments were required for the first twelve months, and all interest accrued during this period is added to the balance of the notes.

Since 2002 substantially all of our revenues from operations have been derived from sales of the AuraGen®. The cash flow generated from our operations to date has not been sufficient to fund our working capital needs, and we cannot predict when operating cash flow will be sufficient to fund working capital needs. Since fiscal 2002 we were forced to scale back operations due to inadequate working capital and in June 2005 we were forced to file for protection under Chapter 11 of the U.S. Bankruptcy Code, from which we emerged under a court-approved plan of reorganization in January 2006.

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

Principal Capital Transactions during Fiscal 2007

During fiscal 2007 we issued 4,412,928 shares of common stock in private placements for net proceeds of $3,965,156.

Principal Capital Transactions during Fiscal 2006 - 2006 Chapter 11 Reorganization Proceeding

We filed for protection under Chapter 11 of the U.S. Bankruptcy Code in June 2005 as a result of acute liquidity challenges. Following commencement of our bankruptcy proceeding, we continued to rely on third party funding to cover our cash shortfalls, which included a series of secured debt financings aggregating more than $3.3 million during the pendency of our Chapter 11 proceeding and approximately $3 million raised in a private placement of common stock and warrants to a group of “new money” investors as part of the Plan of Reorganization. Through agreements reached by the Company with a group of lenders holding secured notes (“Secured Notes”) with an aggregate principal balance in excess of $6 million, and the approval of the bankruptcy court, between July and December of 2005, we concluded a series of three new secured financings, totaling $3.36 million, with three new lenders (the “DIP Lenders”).

We submitted a reorganization plan that was approved by the bankruptcy court and voted and approved by the DIP Lenders, the secured creditors, the unsecured creditors, the shareholders and the new money investors. The principal terms of the Plan, which became effective on January 31, 2006 (the “Effective Date”), are as follows:

Secured Note Holders - The holders of the Secured Notes, with an approximate principal balance of $5.5 million immediately prior to the Effective Date, received 1,134,000 shares of Common Stock, warrants to purchase 259,900 shares of Common Stock, and restated Secured Notes with a reduced principal balance of $2,525,000 on the Effective Date, after giving effect to a $75,000 cash payment by the Company on the Effective Date. The Secured Notes, as restated, continued to be secured by substantially all of the assets of the Company, with annual interest of 7%, and payable in 48 equal monthly installments commencing 12 months after the Effective Date.

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

New Warrants -The warrants to purchase a total of approximately 3,807,319 shares of Common Stock issued under the Plan to the New Money Investors, the DIP Lenders, holders of unsecured claims, holders of Series A and Series B Preferred Stock and the Aries Group entitled the warrant holder to purchase Common Stock at a price of $3.00 per share during the first 12 months following the Effective Date, $3.50 per share during the second 12 months following the Effective Date, and $4.00 per share thereafter. The warrants to purchase a total of 259,900 shares of Common Stock issued under the Plan to the holders of the Secured Notes entitled the warrant holder to purchase Common Stock at a price of $2.00 per share during the first 12 months following the Effective Date, $2.50 per share during the second 12 months following the Effective Date, and $3.00 per share thereafter. The Plan also provided for the reservation by the Company of warrants for 500,000 shares for the Company’s management and 500,000 shares for the Company’s Board of Directors.

Contractual Obligations

The table below describes the Company’s future contractual obligations, including items not included in the consolidated balance sheet, as of February 28, 2007:

			Payments Due by Period
Contractual Obligations			Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long Term Debt Obligations	(a	)	$2,594,529	$611,411	$1,358,614	$624,504	$0
Capital lease obligations			$0	$0	$0	$0	$0
Operating leases	(b	)	$175,500	$175,500	$0	$0	$0
Minimum license commitment			$0	$0	$0	$0	$0
Fixed asset and inventory purchase commitments			$0	$0	$0	$0	$0

Total contractual cash obligations			$2,770,029	$786,911	$1,358,614	$624,504	$0

(a)
Represents notes payable dated January 31, 2006, bearing interest at a rate of 7% per annum and secured by substantially all of our assets. The notes carry a term of five years with interest accruing the first 12 months, principal and interest payments beginning the 13th month, and continuing through month 60. During the year ended February 28, 2007, $167,346 in accrued and unpaid interest was added to the principal balance of the notes.

(b)	Represents obligations for the lease of our facilities.

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit, is recorded, processed, summarized and reported, within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures. Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures and have concluded, as of February 28, 2007, that they were not effective in view of our delinquent filings.

As of February 28, 2007, we were delinquent in filing all quarterly and annual SEC reports due since November 30, 2004. We did not have adequate financial resources to engage our outside auditors and ensure the timely filing of Form 10-K for the fiscal year ended February 28, 2005. In June 2005 our financial condition required us to seek protection from creditors under Chapter 11 of the U.S. Bankruptcy Code. The commencement of the bankruptcy proceeding placed additional demands on our then existing accounting personnel, including the filing of monthly financial reports with the bankruptcy court and the SEC. Our limited financial and personnel resources did not allow us to fully address our reporting obligations under the Securities Exchange Act of 1934 until we emerged from bankruptcy on January 31, 2006. We continued to be hampered by other events which further delayed the filing of our delinquent SEC reports. Specifically, the integrity of our financial records was severely disrupted as a result of errors made by temporary file personnel in December 2005 in the course of moving our principal office from 2335 Alaska Avenue to our Utah Avenue location. This problem was compounded by a change in accounting personnel in February 2006.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended February 28, 2007, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND COOPERATE GOVERNANCE

Directors

The following table sets forth our directors and executive officers, their age, and the office they hold.

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

The following sets forth certain information with respect to our directors and executive officers.

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

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our officers and directors, and beneficial owners of more than ten percent of the common stock, to file with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc. reports of ownership and changes in ownership of the common stock. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us during our fiscal year ended February 28, 2007, and Form 5 and amendments thereto furnished to us covering the 2007 fiscal year filed under Section 16(a) of the Securities Exchange Act of 1934, no person who was an officer or director or beneficial owner of more than 10% of our common stock failed to file on a timely basis, as disclosed in such Forms, the reports required by Section 16(a) of the Exchange Act during such fiscal year or prior fiscal years.

Code of Ethics

We have a Code of Ethics for all of our employees, including our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer. The purpose of the Code is to ensure that our business is conducted in a consistently legal and ethical matter. A copy of our Code of Ethics is included as an exhibit to this Annual Report on Form 10-K.

Audit Committee

The Audit Committee of our Board of Directors recommends selection of independent public accountants to our Board, reviews the scope and results of the year-end audit with management and the independent auditors, reviews our accounting principles and our system of internal accounting controls and reviews our annual and quarterly reports before filing with the SEC. The current members of the Audit Committee are Warren Breslow, (Chairman), Dr. Maurice Zeitlin and Salvador Diaz-Verson. Our Board has determined that all members of the Audit Committee are “independent” under the rules of the SEC and the listing standards of NASDAQ. Our Board also determined that Mr. Breslow is an “audit committee financial expert” in accordance with applicable SEC regulations. The Audit Committee has adopted a written Audit Committee charter. A copy of our current Audit Committee Charter is included as an exhibit to this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Executive Compensation Policy and Objectives

Our policy in compensating executive officers, including the executive officers named in the Summary Compensation Table appearing below (the “named executive officers”), is to establish methods and levels of compensation that will

•	attract and retain highly qualified personnel
•	provide meaningful incentives to promote profitability and growth and reward superior performance.

To achieve these policies we follow the basic principles that annual compensation should be competitive with similar companies and long term compensation should generally be linked to the Company’s return to shareholders.

We also believe that compensation for individual executives should be aligned to the performance of areas of the business over which the executive has the most control.

Executive compensation policies are implemented through a combination of annual and long-term methods of compensation. Compensation for the named executive officers includes

•	base salary,
•	eligibility to receive annual cash bonuses, and
•	stock-based compensation in the form of stock options under employee stock option plans.

These primary components are available for flexible use by our company in a manner that will effectively implement our stated objectives with respect to compensation arrangements for each of the executive officers. Each of these components is discussed in more detail below. When setting the compensation arrangements for each executive officer, the Compensation Committee considers these components individually, as well as on an aggregate (total compensation) basis. There is no pre-determined relationship between base salary of our executives and any of the other principal components of compensation. Each element of compensation is considered both individually and in terms of total overall compensation.

Role of Company Management in Compensation Decisions

The Compensation Committee makes decisions regarding the compensation of the Chief Executive Officer usually in conjunction with input from the Chief Executive Officer, including base compensation, equity incentive awards, annual incentive award payments. The Chief Executive Officer annually reviews compensation for the other named executive officer and makes recommendations to the Compensation Committee based upon individual and company performance. The Compensation Committee reviews and approves, and may exercise discretion to modify, all recommendations made by the Chief Executive Officer.

Primary Components of Executive Compensation.

Base Salary

The base salaries of our executive officers are set by the Compensation Committee after consideration of a number of factors, including the executive’s position, level of responsibility, tenure and performance. The Compensation Committee also considers the compensation levels of executives in comparable companies, along with the executive compensation recommendations made by our chief executive officer. In addition, the Compensation Committee evaluates whether the base salary levels of our executives are appropriate relative to our size and financial performance compared with the other companies reviewed. Relying primarily on these factors, the Compensation Committee sets the base salaries of our executive officers at levels designed to meet its objective of attracting and retaining highly qualified individuals. The Compensation Committee also believes that the continuity of leadership derived from the retention of well qualified executive officers is in the best interests of our shareholders. The base salaries of our executive officers are not set at any specific level as compared to the compensation levels of companies reviewed and the Compensation Committee does not assign relative weights or importance to any specific measure of the company’s financial performance.

Effective January 1, 2006, Mr. Gagerman’s base salary was set at $25,000 per month in connection with his appointment as Chairman of the Board and Chief Financial Officer. Mr. Gagerman’s base salary was later increased from $25,000 to $30,000 per month, effective November 1, 2006, pursuant to a written employment agreement (the “Gagerman Agreement”). The decision to increase Mr. Gagerman’s base salary was based primarily upon the increase in his responsibilities since May 2006, when he formally assumed the role of President and Chief Executive Officer.

Annual Cash Incentive Payment

We consider the use of annual performance bonuses from time to time where appropriate, to motivate participants to achieve company growth and enhance shareholder value. The incentive bonus plan permits plan participants to receive a cash bonus that is tied to the company’s performance and achievement of measures relating to an individual’s own performance during a specified fiscal year. The types of measures and relative weight of those measures used in determining annual incentive awards are tailored to the named executive officer’s position and responsibilities. We maintain an annual cash bonus plan for Mr. Gagerman, which was established effective November 1, 2006, beginning in fiscal year 2007, under the terms of the Gagerman Agreement. We do not presently have in effect an annual cash bonus plan in effect with respect to any other named executive officer.

The Gagerman Agreement provides for an annual bonus to be approved by the Board of Directors of up to $100,000 based on objective and subjective milestones and, in the case of the 2007 fiscal year, provided the company has the available cash, and an additional annual bonus at the discretion of the Board of Directors of up to $100,000 for achievements in excess of expected milestones. The initial qualitative milestones and their quantitative relative weight were specified in the Gagerman Agreement for fiscal 2007, fiscal 2008 and fiscal 2009, and relate to achievement of specified business, financial and organizational performance goals. The Compensation Committee may change both the qualitative goals and relative weight of the goals by giving notice to Mr. Gagerman prior to the fiscal quarter that the change will take effect. In addition, the Compensation Committee retains the discretion under the Gagerman Agreement to pay an annual bonus regardless of whether the stated milestones are achieved. The milestones are set with the expectation that it is probable that the milestones will be met in the applicable fiscal year. In December 2007 the Compensation Committee determined to award Mr. Gagerman a bonus of $100,000 for the fiscal 2007 year.

Long-Term Equity Based Compensation Awards

To date we have had limited cash flow from operations. As a result, we have placed special emphasis on equity-based compensation, in the form of options and warrants, to preserve our cash for operations. Long-term equity based compensation awards are granted to our executive officers pursuant to our equity plans. The Compensation Committee believes that long-term equity based compensation awards are an effective incentive for senior management to increase the long-term value of the company’s common stock as well as aiding the company in attracting and retaining senior management. These objectives are accomplished by making awards under the plan, thereby providing senior management with a proprietary interest in the continued growth and performance of the company and more closely aligning their interests with those of our shareholders. In addition, because options may sometimes terminate when an executive leaves the company, we believe that options are a useful incentive in promoting the retention of executives.

2006 Employee Stock Option Plan

 In September 2006 our Board of Directors adopted an employee stock option plan, which is subject to shareholder approval at our next annual meeting of shareholders. The option plan authorizes the Board of Directors or a committee of directors designated by the Board (the “Option Committee”) to grant up to 3,000,000 options to employees, directors and consultants. At the time of the option grant the Option Committee designates the option for federal tax purposes as an “incentive stock option” or “non-statutory stock option.” The named executive officers are eligible to receive option grants under the option plan.

All determinations regarding the granting of options to executive officers, including the amount, exercise price, and terms of vesting, are made by the Option Committee after seeking input from management. The Option Committee makes long-term equity based compensation awards after a review of a number of factors, including length of service, the performance of the company, the relative levels of responsibility of the executive and his or her contributions to the business, including recommendations of supervisors, and prior option grants received by the executive. Awards may be granted to the same executive on more than one occasion.

 Stock option grants may be subject to a vesting period based upon continued employment during the option term or may fully vest upon grant. The Option Committee may make grants at any particular time during the year. The exercise price of the options must be at least equal to the fair market value of such shares on the date the stock option is granted or such later date as the Option Committee specifies.

In fiscal 2007, pursuant to the Gagerman Agreement, and following his appointment as CEO in May 2006, Mr. Gagerman was awarded a total of 300,000 options to purchase common stock under our employee stock option plan, exercisable at $2.00 per share, for a period of three years, of which 50,000 were designated as incentive stock options, the maximum amount allowable as incentive stock options under federal tax law for this grant. This grant primarily reflected his increased responsibilities as CEO. These 300,000 options were granted in addition to 600,000 warrants which were awarded to Mr. Gagerman in connection with his assuming the duties of Chairman and Chief Financial Officer effective February 2006. The 300,000 options vest at the rate of 25,000 per month. The Gagerman Agreement provides for acceleration of the vesting, and termination of the options prior to the expiration of the three year term, under circumstances specified in the Gagerman Agreement.

Subsequent to the end of fiscal 2007, in order to provide additional incentives to Mr. Gagerman, and in recognition of his accomplishments as both CEO and acting CFO, Mr. Gagerman was granted an additional 100,000 options, exercisable at $2.00 per share, with a term of five years. This grant is subject to shareholder approval. In addition, subsequent to the end of fiscal 2007, we determined to extend the term of his 600,000 warrants from three years to five years and to fix the exercise price at $2.00 per share during the term of the warrants, subject to shareholder approval.

Pursuant to our agreements with Mr. Gagerman, all of the options and warrants granted to him have a “cashless exercise feature” which allows Mr. Gagerman, at his option, to receive a reduced number of shares upon exercise of the options or warrants instead of paying the exercise price in cash.

Other Benefits.

We provide all eligible employees, including executive officers, with certain benefits, including health and dental coverage, company-paid term life insurance coverage, disability insurance, 401(k) plan, paid time off and paid holiday programs. Other perquisites and personal benefits, such as automobile allowances and country club dues, are considered on a case-by-case basis. Executive Perquisites and benefits are provided to ensure overall compensation for named executive officers is adequate.

Our executive officers are eligible to participate in our 401(k) plan, with Mr. Cohen being the only executive officer to participate. We do not presently maintain any other deferred compensation or retirement plans.

We provide the foregoing benefit programs to provide executive officers with benefits that are competitive with those in the marketplace without incurring substantial cost to the company.

Employment Agreements. Other than our written employment agreement with Melvin Gagerman, we do not have employment agreements with any of our named executive officers and generally do not enter into long-term employment agreements with our executive officers. Information regarding Mr. Gagerman’s written employment agreement is discussed below.

Severance Agreements. Other than severance provisions contained in our written employment agreement with Melvin Gagerman, we generally do not enter into severance agreements or similar agreements providing for payments upon termination of employment or change-in-control. Such agreements, when entered into, are negotiated on a case-by-case basis.

Material Tax and Accounting Implications of Executive Compensation Program.

SFAS 123R sets forth the accounting treatment for options effective March 1, 2006. This accounting rule requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Prior to March 1, 2006 we followed Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, and related Interpretations for measurement and recognition of stock-based transactions with employees. Under APB 25, generally no compensation expense was recognized in connection with the grant of a stock option since at the date of grant, the exercise price of stock options was set either at, or above, current price at closing of market or, at the price at closing of market on a pre-determined future date. Because the adoption of SFAS 123R’s fair value method will have an impact on our results of operations, this may have an impact on the level of share-based payments being issued.

U.S. federal income tax law prohibits publicly held companies from deducting certain compensation paid to a named executive officer that exceeds $1 million during the tax year. To the extent that compensation is based upon the attainment of performance goals set by the Compensation Committee pursuant to plans approved by our shareholders, the compensation is not included in the computation of this limit. Although the Compensation Committee intends, to the extent feasible and where it believes it is in the best interests of the company and our shareholders, to attempt to qualify executive compensation as tax deductible, it does not intend to permit this tax provision to dictate the committee’s development and execution of effective compensation plans.

Tax Consequences of Incentive Stock Options. Our 2006 employee stock option plan authorizes the grant of both “incentive stock options” and “non-qualified stock options.” The grant of an incentive stock option will not result in any immediate tax consequences to us or the optionee. An optionee will not realize taxable income, and we will not be entitled to any deduction, upon the timely exercise of an incentive stock option, but the excess of the fair market value of the shares of our common stock acquired over the option exercise price will be includable in the optionee’s “alternative minimum taxable income” for purposes of the alternative minimum tax. If the optionee does not dispose of the shares of our common stock acquired within one year after their receipt, and within two years after the option was granted, gain or loss realized on the subsequent disposition of the shares of our common stock will be treated as long-term capital gain or loss.

Tax Consequences of Non-qualified Stock Options. In general, the grant of a non-qualified stock option or warrant will not result in any immediate tax consequences to us or the optionee. Upon the exercise of a non-qualified stock option or warrant, generally the optionee will realize ordinary income and we will be entitled to a deduction, in each case, in an amount equal to the excess of the fair market value of the shares of our common stock acquired at the time of exercise over the exercise price.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed with management the “Compensation Discussion and Analysis” section included in this annual report. Based on this review and discussion, the Compensation Committee recommended to the board of directors that the “Compensation Discussion and Analysis” section be included in this annual report.

The Compensation Committee:

Warren Breslow
Dr. Maurice Zeitlin
Salvatore Diaz-Verson

The following table summarizes all compensation earned for the fiscal year ended February 28, 2007, to the individual who served as our chief executive officer during fiscal 2007, and the one other most highly compensated executive officer who was serving in such capacity as of February 28, 2007 (the "named executive officers").

2007 Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)		Option Awards ($) [3]	Non-Equity Incentive Plan Compensation	All Other Compensation ($)		Total ($)

Melvin Gagerman (1)	2007	319,154	(2)	171,359	100,000(4)	19,320	(5)	609,833
Chief Executive Officer, Chief Financial Officer, and President

Yedidia Cohen	2007	164,285				808	(6)	165,093
Vice President of Engineering

(1)	Mr. Gagerman was elected Chairman and Chief Financial Officer effective February 1, 2006 and was elected President and Chief Executive Officer effective May 25, 2006.
(2)	Mr. Gagerman’s salary was $25,000 per month from January 1, 2006 until December 1, 2006 at which time it was increased to $30,000 per month.
(3)
Reflects the amount recognized for financial statement reporting purposes for fiscal 2007 in accordance with FAS 123R using the assumptions set forth in footnote 11 to the financial statements included elsewhere in this Annual Report for stock options and warrants granted during and prior to fiscal 2007, assuming no forfeitures.

(4)	Represents incentive plan cash bonus awarded to Mr. Gagerman for fiscal 2007, which has been earned but not yet paid.
(5)	Represents automobile and country club dues allowances, the cost of life insurance premiums, and medical expense reimbursements for fiscal 2007.
(6)	Represents Company matching contributions to the 401(k) plan.

No bonuses or stock awards were granted to the above individuals for the fiscal year ended February 28, 2007.

Grants of Plan-Based Awards in the Last Fiscal Year

The following table sets forth certain information at February 28, 2007, and for the year then ended, with respect to plan-based awards granted to the individuals named in the Summary Compensation Table above.

2007 GRANTS OF PLAN-BASED AWARDS TABLE
			Estimated Future Payouts Under Non-Equity Incentive Plan Awards(3)(4)			Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($ / Sh)	Grant Date Fair Value of Option Awards ($)(1)
Name	Grant Date (5)	Approval Date (5)	Threshold ($)	Target ($)	Maximum ($)
(a)	(b)	(c)	(d)	(e)	(f)
Melvin Gagerman	11/01/06	12/01/06				300,000(2)	$2.00(2)	$56,359
	n/a	n/a	(3)	$100,000	$200,000	-	-	-

Yedidia Cohen		-	-	-	-	-	-	-

(1)
Reflects the full grant date fair market value, computed in accordance with FAS 123R using the assumptions set forth in footnote 11 to the financial statements included elsewhere in this Annual Report for stock options and warrants granted in fiscal 2007, assuming no forfeitures.

(2)
Options vest at the rate of 25,000 per month from the date of grant and are exercisable at a price of $2.00 per share, with an initial term of three years. Subsequent to the end of fiscal 2007 the term of these options were extended from three years to five years. Under the terms of our Bylaws, this grant is subject to shareholder approval.

(3)
The written employment agreement with Mr. Gagerman (the Gagerman Agreement) provides for an annual bonus in each fiscal year to be approved by the Board of Directors of up to $100,000 based on objective and subjective milestones and, in the case of the 2007 fiscal year, provided the company has the available cash, and an additional annual bonus at the discretion of the Board of Directors of up to $100,000 for achievements in excess of expected milestones. The initial qualitative milestones and their quantitative relative weight were specified in the Gagerman Agreement for fiscal 2007, fiscal 2008 and fiscal 2009, and relate to achievement of specified business, financial and organizational performance goals. The Compensation Committee may change both the qualitative goals and relative weight of the goals by giving notice to Mr. Gagerman prior to the fiscal quarter that the change will take effect. In addition, the Compensation Committee retains the discretion under the Gagerman Agreement to pay an annual bonus regardless of whether the stated milestones are achieved. In December 2007 the Compensation Committee determined to award Mr. Gagerman a bonus of $100,000 for the fiscal 2007 year, which amount is reflected in the Summary Compensation Table. He remains eligible for bonuses in future fiscal years.

(4)	Column (e) represents the amount payable if all of the annual targets are met, and column (f) represents the maximum amount payable under the plan established in the Gagerman Agreement.
(5)
The grant date reflects the effective date of the equity grant for financial statement purposes under FAS 123R, which corresponds to the stated effective date of the Gagerman Agreement containing the grant. The approval date reflects the date the Compensation Committee formally approved the Gagerman Agreement.

Outstanding Equity Awards at 2007 Fiscal Year-End

The following table summarizes certain information regarding the number and value of all options to purchase our common held by the individuals named in the Summary Compensation Table at February 28, 2007. No stock awards or equity incentive plan awards were issued or outstanding during fiscal 2007.

2007 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

Option Awards
	Number ofSecurities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration
Name	Exercisable	Unexercisable	(#)	($)	Date

Melvin Gagerman (a)(b)	250,000(b)	0(b)	--	$2.50(a)	1/31/09
Melvin Gagerman (c)(d)	350,000(d)	0(d)		$2.50(c)	1/31/09
Melvin Gagerman (e)	75,000(e)	225,000(e)		$2.00	11/1/09
Yedidia Cohen	--	--	--

(a)
Effective January 31, 2006, Mr. Gagerman was awarded 250,000 Management Warrants by our Board of Directors as authorized under our Chapter 11 Plan of Reorganization. The terms of the Management Warrants provide for an exercise price of $2.00 per share during the first twelve (12) months from the effective date of issuance (January 31, 2006), $2.50 per share from the 13th to the 24th months from the effective date of issuance; and $3.00 per share from the 25th to the 36th month from the effective date of issuance. However, under the terms of Mr. Gagerman’s employment agreement, which are subject to shareholder approval under our Bylaws, the exercise price will be $2.00 per share. The exercise price in the table does not reflect shareholder approval. Subsequent to the end of fiscal 2007 the term of these options was extended from three years to five years, subject to shareholder approval.

(b)
The Management Warrants vest over a 36 month period: 1/36th of the shares of common stock underlying the warrant vest each month after the date of issuance, subject to his continuing to serve as an employee. However, under the terms of Mr. Gagerman’s employment agreement, which are subject to shareholder approval under our Bylaws, the warrants were fully vested as of May 1, 2006. The vesting information in the table assumes shareholder approval.

(c)
Effective January 31, 2006, Mr. Gagerman was awarded 350,000 Director Warrants by our Board of Directors as authorized under our Chapter 11 Plan of Reorganization. The terms of the Director Warrants provide for an exercise price of $2.50 per share. However, under the terms of Mr. Gagerman’s employment agreement, which are subject to shareholder approval under our Bylaws, the exercise price will be $2.00 per share. The exercise price in the table does not reflect shareholder approval. Subsequent to the end of fiscal 2007 the term of these options was extended from three years to five years, subject to shareholder approval.

(d)
The Director Warrants vest over a two year period: 25% of the shares of common stock underlying the warrant vest each six months after the effective date of issuance (January 31, 2006). However, under the terms of Mr. Gagerman’s employment agreement, which are subject to shareholder approval under our Bylaws, the warrants were fully vested as of May 1, 2006. The vesting information in the table assumes shareholder approval.

(e)
These options were granted pursuant to the Gagerman Agreement entered into effective November 1, 2006. Options vest at the rate of 25,000 per month from the date of grant (November 1, 2006) and are exercisable at a price of $2.00 per share, with a term of three years. Subsequent to the end of fiscal 2007 the term of these options was extended from three years to five years. Under the terms of our Bylaws, this grant is subject to shareholder approval.

Option Exercises and Stock Vesting During 2007

No stock options were exercised during fiscal 2007 by the individuals named in the Summary Compensation Table. No stock awards were issued or outstanding during fiscal 2007.

Employment Contracts, Termination of Employment Contracts and Change in Control Arrangements

Gagerman Employment Agreement

Effective November 1, 2006, we entered into a written employment agreement with Melvin Gagerman (the “Gagerman Agreement”) regarding the terms and conditions of his employment as CEO. The Gagerman Agreement originally was in effect through February 28, 2010, and is automatically extended by an additional year at the beginning of each fiscal year unless we give prior notice of our intent not to extend the agreement. Accordingly, the Gagerman Agreement is currently in effect until February 28, 2011. The agreement may be terminated before its stated expiration by either of the parties under specified terms and conditions Following are the material terms of the Gagerman Agreement.

Base Salary and Annual Bonus.

Mr. Gagerman is entitled to a base salary of $360,000 per year. The Gagerman Agreement also provides for an annual bonus to be approved by the Board of Directors of up to $100,000 based on objective and subjective milestones and, in the case of the 2007 fiscal year, provided the company has the available cash, and an additional annual bonus at the discretion of the Board of Directors of up to $100,000 for achievements in excess of expected milestones. The initial qualitative milestones and their quantitative relative weight were specified in the Gagerman Agreement for fiscal 2007, fiscal 2008 and fiscal 2009, and relate to achievement of specified business, financial and organizational performance goals. The company may change both the qualitative goals and relative weight of the goals by giving notice to Mr. Gagerman prior to the fiscal quarter that the change will take effect. In addition, we retain the discretion under the Gagerman Agreement to pay an annual bonus regardless of whether the stated milestones are achieved. Bonuses are payable within 45 days after the end of the applicable fiscal year.

Stock Options

The Gagerman Agreement provides for him to receive options to purchase 300,000 shares of Common Stock at an exercise price of $2.00 per share, of which 50,000 options are designated for tax purposes as “incentive stock options” and the remaining options are non-qualified options. The Gagerman Agreement originally provided for a term of three years, but was subsequently extended to five years. The options vest at the rate of 25,000 per month. Unvested options vest if the Gagerman Agreement is terminated by either party under specified circumstances. All of these options vested as of November 2007.

Life Insurance, Dues and Car Allowance

The Gagerman Agreement requires us to pay life insurance premiums on his private life insurance policy, up to $7,500 per year. Mr. Gagerman is also entitled to receive $2,000 per month as an automobile allowance and country club dues, and reimbursement of the country club initiation fee of up to $8,000.

Medical Benefits

In addition to health and dental insurance generally available to all of our employees, Me. Gagerman is also entitled to receive reimbursement of up to $15,000 per year for all non-covered medical and dental expenses for himself and his spouse, including deductibles and co-payments. His agreement also entitles him to reimbursement for the cost of long term care insurance.

Early Termination of Agreement

The Gagerman Agreement provides that either party may terminate the agreement prior to its stated term of February 28, 2010, upon occurrence of the following events:

•
Death or Permanent Disability - The agreement automatically terminates upon Mr. Gagerman’s death or disability (as determined under our Long-Term Disability Plan, which provides for a benefit of 50% of his monthly salary to a maximum of $6,000 per month).

•	By the Company For Cause - We may terminate the agreement for “cause”. The agreement defines “cause” to include:

•	a breach by Mr. Gagerman of his obligations not to compete with us during the term of his employment;
•	a breach by Mr. Gagerman of his obligation to maintain confidential information
•	commission of an act of fraud, embezzlement or dishonesty which is injurious to us;
•	intentional misconduct which is detrimental to our business or reputation

•
By the Company for Non-Performance - We may terminate the agreement upon 120 days prior notice in the event of “non-performance” by Mr. Gagerman. The agreement defines “non-performance” to mean a determination by not less than 75% of the members of our Board of Directors that Mr. Gagerman is not performing his duties as CEO and the continuation of the non-performance for 15 days after receiving notice of the Board’s determination.

•	By The Company Without Cause or Non-Performance - We may terminate the agreement upon not less than 12 months notice, without regard to Mr. Gagerman’s performance.

•	By Mr. Gagerman For Cause - Mr. Gagerman may terminate the agreement for “cause” upon not less than 45 days notice. The agreement defines “cause” to include:

•	A change in his job responsibilities resulting from a demotion; and
•	His removal as a member of the Board of Directors.

•	By Mr. Gagerman Without Cause - Mr. Gagerman may terminate the agreement upon not less than 120 days notice without regard to whether we are meeting our obligation under the agreement.

•
By Mr. Gagerman Upon a Change of Control - Mr. Gagerman may terminate the agreement upon not less than 30 days notice at any time following a “change in control.” The agreement defines change of control to mean:

•	The acquisition by a new investor of more than 50% of our common stock, or

•	The change of a majority of our board members either by an individual or by one or more groups acting together.

Severance Benefits Upon Termination

Base Salary and Bonus. Upon the termination of Mr. Gagerman’s employment as CEO, he is entitled to receive accrued salary, unpaid bonus payments (if any) through the effective date of his termination.

Employee Benefits. All employee benefits, including life insurance premiums and automobile and dues allowances, cease to accrue as of the date of termination.

Stock Options - Upon the termination of Mr. Gagerman’s employment as CEO the portion of the 300,000 options which are vested as of the date of termination remain exercisable in accordance with their terms. The unvested portion of the 300,000 options terminate upon termination of the agreement unless:

•	termination is a result of a “change in control”; or
•	We terminate the agreement other than for “cause” or “non-performance.”

in which case the unvested options become fully exercisable upon termination.

Lump Sum Severance Payment - Under the terms of the agreement Mr. Gagerman is entitle to a lump sum severance payment within 45 days of termination equal to the greater of one year’s base salary ($360,000), or the unpaid balance of the base salary which would have been payable if Mr. Gagerman remained employed through the stated term of employment in effect immediately prior to the termination if:

•	termination is a result of a “change in control”;
•	Mr. Gagerman terminates the agreement for “cause”; or
•	We terminate the agreement other than for “cause” or “non-performance.”

Each of these events is referred to as a “severance payment event.”

Potential Payments to the Named Executive Officers Upon Termination or Change in Control

Other than the benefits provided for in Mr. Gagerman’s written employment agreement, which are described above, none of the named executive officers are entitled to any payments or benefits upon termination, whether by change in control or otherwise, other than benefits available generally to all employees.

Upon the occurrence of a severance payment event for Mr. Gagerman, assuming he were terminated as of February 28, 2007, he would be entitled to a severance payment of $1,080,000, payable within 45 days of the date of his termination.

Mr. Gagerman was the only named executive officer with unvested options or warrants outstanding as of February 28, 2007. The vesting of unvested options is accelerated upon termination of Mr. Gagerman’s employment under the circumstances described above. However, none of Mr. Gagerman’s were exercisable at a price less than the closing price of our Common Stock as of February 28, 2007.

Director Compensation During Fiscal 2007

The following table summarizes all compensation paid to directors other than named executive officers during fiscal 2007.

2007 DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)(2)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Arthur J. Schwartz (4)	-	-	6,617	-	142,231(10)	148,848
Maurice Zeitlin (5)	-	-	6,617	-	-	6,617
Warren Breslow (6)	-	-	6,617	-	-	6,617
Sheldon Appel (3)(7)	-	-	6,617	-	-	6,617
Salvador Diaz-Verson, Jr. (8)(9)	-	-	-	-	-	-

(1)
Reflects the amount recognized for financial statement reporting purposes for fiscal year 2007 in accordance with FAS 123(R) using the assumptions set forth in the footnote 11 to the financial statements included elsewhere in this Annual Report for stock option awards granted during and prior to 2007, assuming no forfeitures.

(2)
In fiscal 2007 Messrs. Zeitlin and Breslow were each granted Director Warrants (options) to acquire 25,000 shares, of our common stock at an exercise price of $2.50 per share, respectively, being the fair market value of our common stock on the date of grant, which options vest at a rate of 25% every six months and expire in May, 2009. The fair market value of each of these options at the time of grant, computed in accordance with FAS 123(R), was $13,233.

(3)	Mr. Appel resigned as a director in June, 2007.
(4)	The director had 25,000 options outstanding as of February 28, 2007.
(5)	The director had 25,000 options outstanding as of February 28, 2007.
(6)	The director had 25,000 options outstanding as of February 28, 2007.
(7)	The director had 12,500 options outstanding as of February 28, 2007.
(8)	The director had 0 options outstanding as of February 28, 2007.
(9)	Mr. Diaz-Verson, Jr. was appointed as a director on January 19, 2007.
(10)	Dr. Schwartz was a consultant to the company from March 1, 2006, until November 30, 2006, at which time he became an employee of the company.

Our Board of Directors may, at its discretion, compensate directors for attending board and committee meetings and reimburse the directors for out-of-pocket expenses incurred in connection with attending such meetings. Our directors are also eligible to receive stock option grants under our 2006 employee stock option plan and Director Warrants authorized under our Chapter 11 Plan of Reorganization.

Compensation Committee Interlocks and Insider Participation

During the 2007 fiscal year our Compensation Committee was comprised of Messrs. Breslow, Appel and Zeitlin. None of the members of the Compensation Committee was an executive officer or employee of the Company. During the 2007 fiscal year, none of our executive officers served on our Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Common Stock

The following table sets forth, to the extent of our knowledge, certain information regarding our common stock owned as of December 31, 2007 (i) by each person who is known to be the beneficial owner of more than five percent (5%) of our outstanding Common Stock, (ii) by each of our Directors and the named executive officers in the Summary Compensation Table, and (iii) by all Directors and current executive officers as a group:

Beneficial Owner	Number of Shares of Common Stock	Percent of Common Stock (1)

ICM Asset Management, Inc. (2)(3)	1,492,388	4.1%
James M. Simmons (2)(4)	1,612,012	4.4%
Koyah Ventures, LLC (2)(5)	1,541,238	4.2%
Koyah Leverage Partners, L.P. (2)(6)	1,260,978	3.4%
Melvin Gagerman (7)	611,501	1.7%
Arthur Schwartz (8)	728,659	2.0%
Maurice Zeitlin (9)	1,116,260	3.0%
Warren Breslow (10)	1,488,378	4.1%
Salvador Diaz-Verson, Jr. (11)	115,934	*
Yedidia Cohen (12)	57,962	*

All current executive officers and Directors as a group (six)	4,118,694	11.2%

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

(3)	Includes sole dispositive and voting power of 862 shares and shared voting and dispositive power of 1,491,526 shares.
(4)	Includes sole dispositive and voting power of 7,771 shares and shared voting and dispositive power of 1,612,012 shares.
(5)	Includes sole dispositive and voting power of 119,503 shares and shared voting and dispositive power of 1,421,735 shares.
(6)	Includes shared dispositive and voting power of 1,260,678 shares.
(7)	Includes 446,639 warrants and options exercisable within 60 days of December 31, 2007.
(8)	Includes 157,433 warrants and options exercisable within 60 days of December 31, 2007.
(9)	Includes 157,757 warrants and options exercisable within 60 days of December 31, 2007.
(10)	Includes 279,313 warrants and options exercisable within 60 days of December 31, 2007.
(11)	Includes 60,989 warrants and options exercisable within 60 days of December 31, 2007.
(12)	Includes 51,327 warrants and options exercisable within 60 days of December 31, 2007.

The mailing address for the officers and directors is c/o Aura Systems, Inc., 2330 Utah Avenue, El Segundo, CA 90245.

Securities Authorized for Issuance Under Equity Compensation Plans as of February 28, 2007

Equity Compensation Plan Information as of February 28, 2007

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	802,778	$2.15	197,222

Equity compensation plans not approved by security holders			3,000,000

Total	802,778	$2.15	3,197,222

We maintain three equity compensation plans as of February 28, 2007, two of which have been approved by our security holders, and one which has not yet been submitted to security holders. Under our Chapter 11 Bankruptcy Plan of Reorganization, which was approved by our creditors and shareholders and became effective in January 2006, a total of 500,000 warrants to purchase our common stock were reserved for issuance to management from time to time and 500,000 warrants were reserved for issuance to our directors from time to time.

2006 Employee Stock Option Plan - In September 2006 our Board of Directors adopted the 2006 Employee Stock Option Plan (the “Option Plan”). The Option Plan authorizes the Board of Directors or a committee of directors designated by the Board to grant up to 3,000,000 options to employees, directors and consultants. The Option Plan and the options granted under the Option Plan are subject to shareholder approval at the next Annual Meeting of Shareholders. For further information regarding the terms of the Option Plan see “Item 11 - Compensation Discussion and Analysis - Long-Term Equity Based Compensation Awards.”

 ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Transactions

Since the beginning of the 2007 fiscal year, Mr. Breslow, a director, has made various temporary advances to the Company totaling $900,000. The highest amount outstanding at any one time was $500,000, and as of January 31, 2008, there is an outstanding balance of $500,000. Mr. Breslow also participated in a private placement with the Company in the amount of $850,000. Interest on the advances was at a rate of 10% per annum and totaled $1,452.05 through January 31, 2008.

Mr. Schwartz, a director, has made various temporary advances to the Company totaling $175,000. The highest amount outstanding at any one time was $100,000, and as of January 31, 2008, there was no outstanding balance. Mr. Schwartz also participated in a private placement with the Company in the amount of $13,000. Interest on the advances was at a rate of 10% per annum and totaled $794.52 through January 31, 2008.

Review and Approval of Related Party Transactions

Our Audit Committee is responsible for the review and approval of all related party transactions required to be disclosed to the public under SEC rules. This procedure, which is contained in the written charter of our Audit Committee, has been established by our Board of Directors in order to serve the interests of our shareholders. Related party transactions are reviewed and approved by the Audit Committee on a case-by-case basis. Under existing, unwritten policy no related party transaction can be approved by the Audit Committee unless it is first determined that the terms of such transaction is on terms no less favorable to us than could be obtained from an unaffiliated third party on an arms-length basis and is otherwise in our best interest.

Director Independence

Our Board is comprised of a majority of independent directors under the rules of the SEC and the listing standards of NASDAQ. Our independent directors are Messrs. Zeitlin, Breslow, and Diaz-Verson. Richard Armbrust, a director in fiscal 2007 until resigning in May, 2006, was an independent director and was a member of the Audit Committee, Nominating Committee and Compensation Committee. Sheldon Appel served as a director in fiscal 2007 and resigned in June, 2007. Mr. Appel was an independent director and served on the Audit Committee, Nominating Committee and Compensation Committee Our Board has determined that each member of the Audit Committee, Compensation Committee and Nominating Committee is independent under such rules and standards. Messrs. Gagerman and Schwartz are not independent directors under applicable SEC rules.

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

The following table sets forth the aggregate fees billed to us by Kabani & Co. for the year ended February 28, 2007 and 2006:

	Year Ended February 28,
	2007	2006
Audit Fees(1)	$82,500	$82,500
Audit-related fees(2)	-	-
Tax fees(3)	-	-
All other fees(4)	-	-

Total	$82,500	$82,500

(1)
Included fees for professional services rendered for the audit of our annual financial statements and review of our annual report on Form 10-K and for reviews of the financial statements included in our quarterly reports on Form 10-Q for the first three quarters of the years ended February 28, 2007 and 2006.

(2)	Includes fees for professional services rendered in connection with our evaluation of internal controls.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Audit Committee pre-approves all audit and permissible non-audit services provided by our independent auditors. These services may include audit services, audit-related services, tax and other services. Pre-approval is generally provided for up to one year, and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis. During fiscal 2006 and 2007 all services provided by Kabani and Company were pre-approved by the Audit Committee in accordance with this policy.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

AURA SYSTEMS, INC.

Dated: March __, 2008	By:	/s/ Melvin Gagerman
Melvin Gagerman Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signatures	Title	Date

/s/ Melvin Gagerman	Chief Executive Officer, Acting Chief Financial Officer Director and	March __ , 2008
Melvin Gagerman	Chairman of the Board (Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)

/s/ Arthur Schwartz	Director	March __ , 2008
Arthur Schwartz

/s/ Maurice Zeitlin	Director	March __ , 2008
Maurice Zeitlin

/s/ Warren Breslow	Director	March __ , 2008
Warren Breslow

/s/ Salvador Diaz-Verson, Jr.	Director	March __ , 2008
Salvador Diaz-Verson, Jr.

Index to Consolidated Financial Statements

Independent Auditors' Reports on Consolidated Financial Statements and Financial Statement Schedule	F-2

Consolidated Financial Statements of Aura Systems, Inc. and Subsidiaries:

Consolidated Balance Sheets - February 28, 2007 and February 28, 2006	F-3
Consolidated Statements of Operations - Years ended February 28, 2007, February 28, 2006 and February 28, 2005	F-4
Consolidated Statements of Stockholders' Equity (Deficit) - Years ended February 28, 2007, February 28, 2006 and February 28, 2005	F-5
Consolidated Statements of Cash Flows - Years ended February 28, 2007, February 28, 2006 and February 28, 2005	F-6 to F-8
Notes to Consolidated Financial Statements	F-8 to F-21
Consolidated Financial Statement Schedule II: Valuation and Qualifying Accounts	F-23

Schedules other than those listed above are omitted because they are not required or are not applicable, or the required information is shown in the respective consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Aura Systems, Inc. and subsidiaries

We have audited the accompanying consolidated balance sheets of Aura Systems, Inc. (a Delaware corporation) and subsidiaries as of February 28, 2007 and February 28, 2006, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended February 28, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aura Systems, Inc. and subsidiaries as of February 28, 2007 and February 28, 2006, and the results of their operations and their cash flows for each of the three years in the period ended February 28, 2007 in conformity with accounting principles generally accepted in the United States of America.

/s/ Kabani & Company, Inc.
Certified Public Accountants

Los Angeles, California
September 12, 2007

CONSOLIDATED BALANCE SHEETS

	February 28, 2007	February 28, 2006
ASSETS
Current assets
Cash and cash equivalents	$1,051,259	$472,482
Accounts receivable, net of allowance for doubtful accounts of $164,241 and $164,241	249,984	87,808
Current inventories	750,000	615,000
Other receivables	-	2,654,864
Other current assets	243,854	69,690
Total current assets	2,295,097	3,899,844

Property, plant, and equipment, net	58,517	26,669
Non-current inventories net of allowance for obsolete inventories of $3,268,374 and $2,967,751	3,195,523	3,964,864

Total assets	$5,549,137	$7,891,377

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$216,225	$590,577
Current portion of notes payable	611,411	48,766
Accrued expenses	470,092	528,192
Deferred income	164,625	164,625

Total current liabilities	1,462,353	1,332,160

Notes payable, net of current portion	1,983,118	2,476,234

Total liabilities	3,445,471	3,808,394

Commitments and contingencies

Stockholders' equity
Common stock, $0.0001par value, 50,000,000 shares authorized, 28,695,638 and 24,282,710 issued and outstanding at February 28, 2007 and 2006	2,870	2,428
Additional paid-in capital	347,261,713	343,073,025
Accumulated deficit	(345,160,917)	(338,992,470)

Total stockholders' equity	2,103,666	4,082,983

Total liabilities and stockholders' equity	$5,549,137	$7,891,377

The accompanying notes are an integral part of these financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended February 28, 2007, February 28, 2006, and February 28, 2005

	2007	2006	2005

Net revenues	$1,624,074	$1,756,105	$2,525,431
Cost of goods sold	745,060	614,327	1,573,116
Inventory write down	419,765	439,188	2,088,703

Gross profit	459,249	702,590	(1,136,388)

Operating expenses
Engineering, research and development	1,048,529	1,483,247	2,482,668
Selling, general, and administrative	5,200,393	5,867,388	6,886,542
Legal settlements	-	267,726	2,765,192
Impairment losses on long-lived assets	-	-	544,510

Total operating expenses	6,248,922	7,618,361	14,767,615

Loss from operations	(5,789,673)	(6,915,771)	(13,815,300)

Other income (expense)
Impairment of investments	-	-	(286,061)
Gain on disposition of assets	7,750	2,446,798	-
Interest expense, net	(392,977)	(6,602,020)	(18,965,852)
Other income (expense), net	6,453	(50,000)	166,345
Change in derivative liability	-	16,254,502	4,622,235
Bankruptcy settlements	-	1,730,979	-

Total other income (expense)	(378,774)	13,780,259	(14,463,333)

Net Income (Loss) before Minority interest in subsidiary	(6,168,447)	6,864,488	(28,278,633)
Minority interest	-	-	3,970

Net income (loss) before preferred stock dividend	$(6,168,447)	$6,864,488	$(28,274,663)
Preferred stock dividend	-	-	525,377
Net Income (Loss) applicable to common shareholders	$(6,168,447)	$6,864,488	$(28,800,040)

Basic and diluted loss per share	$(0.25)	$2.24	$(22.35)

Weighted-average shares outstanding	25,114,154	3,063,216	1,288,114

The accompanying notes are an integral part of these financial statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Committed Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)

Balance, February 29, 2004	591,110	$2,956	1,276,056	$127	$3,102,958	$310,336,452	$(317,056,918)	$(3,614,425)
Reclassify prior year warrant expense as liability	-	-	-	-	-	(1,617,403)	-	(1,617,403)
Penalty shares issued on global settlement	-	-	24,116	3	-	292,269	-	292,272
Issuance of Series B for note conversion	500,000	2,500	-	-	-	2,497,500	-	2,500,000
Issuance of Series B for global settlement	91,717	459	-	-	-	458,124	-	458,583
Issuance of Series B creditors settlement	290,311	1,452	-	-	-	1,450,103	-	1,451,555
Series B issued in private placement	1,089,245	5,446	-	-	-	5,440,779	-	5,446,225
Net Loss	-	-	-	-	-	-	(28,800,040)	(28,800,040)

Balance, February 28, 2005	2,562,383	$12,813	1,300,172	$130	$3,102,958	$318,857,824	$(345,856,958)	$(23,883,233)
Series B issued in private placements	26,963	123	-	-	-	123,338	-	123,461
Cancel preferred stock	(2,589,346)	(12,936)	-	-	-	(13,903,525)	-	(13,916,461)
Cancel common stock	-	-	(1,300,172)	(130)	(3,102,958)	(305,077,637)	-	(308,180,725)
Stock issued for cancelled common stock	-	-	1,300,172	130	-	308,180,595	-	308,180,725
Stock issued for cancelled preferred stock	-	-	3,319,403	332	-	13,916,129	-	13,916,461
Stock issued for additional claims	-	-	254,127	25	-	856,324	-	856,349
Stock issued in exchange for secured debt	-	-	1,134,000	113	-	2,899,887	-	2,900,000
Stock issued for new money contribution	-	-	3,349,500	335	-	2,952,665	-	2,953,000
Stock issued for DIP financing	-	-	6,065,699	607	-	4,063,411	-	4,064,018
Stock issued for administrative claims	-	-	2,766,786	277	-	(277)	-	-
Penalty shares issued on new money contribution	-	-	837,375	84	-	(84)	-	-
Stock issued for unsecured debt	-	-	4,611,247	461	-	8,125,478	-	8,125,939
Stock issued for legal settlements	-	-	644,401	64	-	1,135,501	-	1,135,565

Issuance of warrants	-	-	-	-	-	943,396	-	943,396
Net Income	-	-	-	-	-	-	6,864,488	6,864,488
Balance, February 28, 2006	-	-	24,282,710	$2,428	-	$343,073,025	$(338,992,470)	$4,082,983
Common stock issued in private placements	-	-	4,412,928	442	-	3,964,714	-	3,965,156
Issuance of warrants	-	-	-	-	-	223,974	-	223,974
Net Loss	-	-	-	-	-	-	(6,168,447)	(6,168,447)
Balance, February 28, 2007	-	-	28,695,638	$2,870	-	$347,261,713	$(345,160,917)	$2,103,666

The accompanying notes are an integral part of these financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended February 28, 2007, February 28, 2006 and February 28, 2005

	2007	2006	2005

Cash flows from operating activities
Net income (loss)	$(6,168,447)	$6,864,488	$(28,800,040)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	30,948	65,091	416,161
Gain on disposition of assets	(7,750)	(2,446,798)	-
Change in allowance for doubtful accounts	2,646	88,682	32,134
Change in reserve for inventory obsolescence	419,765	439,188	2,088,703
Impairment of long-lived assets and investments	-	-	830,571
Gain on extinguishment of debt	-	(1,730,979)	(17,221)
Minority interest in net income of consolidated subsidiary	-	-	(3,970)
Change in derivative liability	-	(16,254,502)	(4,622,235)
Beneficial conversion feature on convertible debt	-	3,801,457	19,259,334
Operating expense charged for warrants issued	223,974	943,396	-
Operating expenses satisfied with note payable	167,346	-	-
Operating expenses satisfied with stock	-	300,000	750,855
(Increase) decrease in
Accounts receivable	(164,822)	460,946	12,732
Inventories	214,576	302,760	895,628
Other current assets	2,480,700	626,467	(437,068)
Other assets	-	-	594,271
Increase (decrease) in
Accounts payable and accrued expenses	(432,452)	1,974,022	2,156,666
Deferred income	-	-	3,750

Net cash used in operating activities	(3,233,516)	(4,565,782)	(6,839,729)

Cash flows from investing activities
Purchase of property, plant, and equipment	(62,796)	-	-
Proceeds from disposal of property, plant, and equipment	7,750	-	-

Net cash used in investing activities	(55,046)	-	-

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2007	2006	2005

Cash flows from financing activities
Proceeds from notes payable	-	-	2,150,000
Payments on notes payable	(97,817)	(103,727)	(778,320)
Net proceeds from issuance of preferred stock	-	123,461	5,446,225
Net proceeds from issuance of common stock	3,965,156	4,957,154	-

Net cash provided by financing activities	3,867,339	4,976,888	6,817,905

Net increase in cash and cash equivalents	578,777	411,106	(21,824)
Cash and cash equivalents, beginning of year	472,482	61,376	83,200

Cash and cash equivalents, end of year	$1,051,259	$472,482	$61,376

Supplemental disclosures of cash flow information
Interest paid	$46,045	$550,255	$674,383

Income taxes paid	$-	$-	$-

Supplemental schedule of non-cash financing and investing activities:

During the year ended February 28, 2007 $167,346 of accrued and unpaid interest was added to the principal amount of notes payable.

During the year ended February 28, 2006, we:

•	issued 1,134,000 shares of common stock upon conversion of $2,900,000 of secured debt

•	issued 2,766,786 shares of common stock for administrative claims arising out of the bankruptcy filing

•	issued 837,375 shares of common stock as penalty shares for failure to timely file a registration statement

•	issued 4,611,247 shares of common stock in satisfaction of $8,125,939 of unsecured debt

•	issued 644,401 shares of common stock as legal settlements

During the year ended February 28, 2005, we:

•
issued 290,311 shares of Series B convertible preferred stock in satisfaction of $ 1,451,555 in liabilities issued 500,000 shares of Series B convertible preferred stock upon conversion of $2,500,000 of note payable

The accompanying notes are an integral part of these financial statements

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Inventories

Inventories are valued at the lower of cost (first-in, first-out) or market. Due to continuing lower than projected sales, we are holding inventories in excess of what we expect to sell in the next fiscal year. As of February 28, 2007 and February 28, 2006 $3,195,523, and $3,964,864, respectively, of inventories have been classified as long-term assets. (See Note 4.)

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

Long-Term Investments

We account for all investments where we hold less than a 20% voting interest, cannot exercise significant influence, and where the fair market value of those securities is not readily determinable under the cost basis. Investments in voting interests between 20% and 50% where we can exercise significant influence are accounted for under the equity method of accounting, and investments greater than 50% are generally consolidated for the purposes of financial reporting. As we do not hold a sufficient interest in our investments to exercise significant influence and the fair market value of the investments are not readily determinable, long-term investments have been accounted for under the cost method. A decline in the value of any investment below cost that is deemed other than temporary is charged to earnings. As of February 28, 2007, we have impaired all of our long-term investments.

Patents and Trademarks

We capitalize the cost of obtaining or acquiring patents and trademarks. Amortization of patent and trademark costs is provided for by the straight-line method over the shorter of the legal or estimated economic life. Amortization expense was $0, $0, and $657,728 for the years ended February 28, 2007, February 28, 2006 and February 28, 2005, respectively. Accumulated amortization was $1,228,061 as of February 28, 2007 and 2006. If a patent or trademark is rejected, abandoned, or otherwise invalidated, the unamortized cost is expensed in that period. During fiscal 2004, we recorded a $2,000,398 long-lived asset impairment charge resulting from the write off of some of our patents and trademarks. We reevaluated our intentions with regard to its patents and trademarks related to products outside our core business and wrote-off the carrying value of patents not related to products in production. In fiscal 2005, due to the continued low sales volume, we wrote off the carrying value of the balance of our patents.

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

If we had elected to recognize compensation expense based upon the fair value at the grant date for awards under this plan consistent with the methodology prescribed by SFAS No. 123, our net loss and loss per share would be reduced to the pro forma amounts indicated below for the years ended February 28, 2007, February 28, 2006 and February 28, 2005:

	2007	2006	2005

Net income (loss), as reported	$(6,168,447)	$6,864,488	$(28,800,040)
Intrinsic value expense	-	-	-
Stock-based employee compensation expense determined under fair value presentation for all options	-	-	-

Pro forma net income (loss)	$(6,168,447)	$6,864,488	$(28,800,040)

Basic income (loss) per common share:
As reported	$(0.25)	$2.24	$(22.35)
Pro forma	$(0.25)	$2.24	$(22.35)

There were no options granted during the years ended February 28, 2005, 2006 and 2007.

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

Advertising Expense

Advertising costs are charged to expense as incurred and were immaterial for the years ended February 28, 2007, February 28, 2006 and February 28, 2005.

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

We have significant income tax net operating losses; however, due to the uncertainty of the realizability of the related deferred tax asset, a reserve equal to the amount of deferred income taxes has been established at February 28, 2007 and February 28, 2006.

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

Major Customers

During the year ended February 28, 2007, we conducted business with two customers whose sales comprised 24% of net sales. As of February 28, 2007, two customers accounted for 39 % of net accounts receivable. During the year ended February 28, 2006, we conducted business with four customers whose sales comprised 24% of net sales. As of February 28, 2006, four customers accounted for 87% of net accounts receivable.

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

In March 2006, FASB issued SFAS 156 ‘Accounting for Servicing of Financial Assets’ this Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

1.	Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract.

2.	Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.

3.	Permits an entity to choose ‘Amortization method’ or ‘Fair value measurement method’ for each class of separately recognized servicing assets and servicing liabilities:

4.
At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value.

5.
Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

This Statement is effective as of the beginning of the Company’s first fiscal year that begins after September 15, 2006. The management is currently evaluating the effect of this pronouncement on financial statements.

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

In September 2006, FASB issued SFAS 158 ‘Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)’ This Statement improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements:

a)	A brief description of the provisions of this Statement

b)	The date that adoption is required

c)	The date the employer plans to adopt the recognition provisions of this Statement, if earlier.

The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The management is currently evaluating the effect of this pronouncement on financial statements.

In February 2007, FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. FASB 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted subject to specific requirements outlined in the new Statement. Therefore, calendar-year companies may be able to adopt FASB 159 for their first quarter 2007 financial statements.

The new Statement allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item's fair value in subsequent reporting periods must be recognized in current earnings. FASB 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities.

NOTE 3 - INVENTORIES

Inventories at February 28, 2007 and February 28, 2006 consisted of the following:

	2007	2006

Raw materials	$2,939,395	$2,909,930
Finished goods	4,274,502	4,637,685

	7,213,897	7,547,615
Reserve for potential product obsolescence	(3,268,374)	(2,967,751)

	3,945,523	4,579,864
Non-current portion	3,195,523	3,964,864

Current portion	$750,000	$615,000

Inventories consist primarily of components and completed units for the Company’s AuraGen® product.

Early in its AuraGen® program, we determined it was most cost-effective to outsource production of components and subassemblies to volume-oriented manufacturers, rather than produce these parts in house. As a result of this decision, and based on then anticipated sales, we purchased, prior to fiscal 2001, a substantial inventory of components at volume prices, most of which was then assembled into finished AuraGen® units. Since sales did not meet such expectations, we have been selling product from this inventory for several years. Management has analyzed its inventories based on its current business plan, current orders for future delivery, and pending proposals with prospective customers and has determined we do not expect to realize all of its inventories within the next year. The net inventories as of February 28, 2007 and February 28, 2006, which are not expected to be realized within a 12-month period have been reclassified as long term.

We assessed the net realizability of these assets, and the potential obsolescence of inventory. In accordance with this assessment, management has recorded a reserve of $3,268,374 and $2,967,751 at February 28, 2007 and February 28, 2006, respectively.

NOTE 4 - PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment at February 28, 2007 and February 28, 2006 consists of the following:

	2007	2006

Machinery and equipment	903,017	911,308
Furniture and fixtures	1,399,636	1,509,492
	2,302,653	2,420,800
Less accumulated depreciation and amortization	2,244,136	2,394,131
Property, plant and equipment, net	$58,517	$26,669

Depreciation and amortization expense was $30,948, $65,091, and $416,161 for the years ended February 28, 2007, February 28, 2006 and February 28, 2005, respectively.

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

NOTE 5 - LONG-TERM INVESTMENTS

We have made long-term investments in the common stock of three companies as follows: Aquajet-$923,835; Algo Technology-$1,348,652 and Telemac-$715,153. As of February 29, 2004, we had fully written off our investment in Aquajet and Algo Technology, and had a net book value in our Telemac investment of $286,061. During fiscal 2005, we wrote off the balance of our investment in Telemac and as of February 28, 2007 and 2006, we have fully written off all our long-term investments.

NOTE 6 - NOTES PAYABLE

Notes payable at February 28, 2007 and 2006 consisted of the following:

	2007	2006

Note payable (a)	$2,594,529	$2,525,000
Less current portion	611,411	48,766
Long-term portion	$1,983,118	$2,476,234

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

Future maturities of notes payable at February 28, 2007 are as follows:

Year Ending February 28,
2008	$611,411
2009	655,610
2010	703,004
2011	624,504
Total	$2,594,529

NOTE 7 - ACCRUED EXPENSES

Accrued expenses at February 28, 2007 and February 28, 2006 consisted of the following:

	2007	2006

Accrued payroll and related expenses	$324,636	$178,170
Accrued interest		16,833
Other	145,456	333,189
Total	$470,092	$528,192

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Leases

At February 28, 2007, we did not have any significant long-term operating leases. Rent expense charged to operations amounted to $268,380, $858,368, and $838,458 for the years ended February 28, 2007, February 28, 2006 and February 28, 2005, respectively.

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

NOTE 9 - STOCKHOLDERS' EQUITY

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

As part of the reorganization plan, all Series A and Series B Preferred Stock was converted into common stock of the reorganized company. As of February 28, 2007, there is no outstanding preferred stock.

Common Stock

At February 28, 2007, 2006 and 2005, we had 50,000,000 shares of $0.0001 par value common stock authorized for issuance. During the years ended February 28, 2007 and 2006, we issued 4,412,928 and 24,282,710 shares of common stock, respectively.

In the year ended February 28, 2007, we issued 4,412,928 shares of common stock for net proceeds of $3,965,156.

In the year ended February 28, 2006, we issued 24,282,710 shares of common stock as follows:

•	1,134,000 shares upon conversion of $2,900,000 of secured debt

•	2,766,786 shares for administrative claims arising out of the bankruptcy filing

•	837,375 shares as penalty shares for failure to timely file a registration statement

•	4,611,247 shares in satisfaction of $8,125,939 of unsecured debt

•	1,300,172 shares in exchange for the old common stock

•	3,319,403 shares for cancelled preferred stock

•	254,127 additional shares to settle claims in excess of the bankruptcy approval

•	644,401 issued for legal settlements

•	6,065,699 shares for DIP financing

•	3,349,500 shares for new money contribution

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

A summary of our outstanding options and activity under the director’s plan is as follows:

	Number of Shares	Weighted-Average Exercise Price
Outstanding, February 28, 2005	1,331	$696.28-777.40
Exercisable, February 28, 2005	1,331	$696.28-777.40
Cancelled, February 28, 2006	(1,331)	$696.28-777.40
Outstanding, February 28, 2006	0

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

As part of the reorganization plan, all outstanding employee options in both plans were cancelled.

Activity in the employee stock option plans was as follows:

	1989 Plan		2000 Plan
	Number of Shares	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price

Outstanding, February 28, 2004	2,112	$605.02-2,470.78	163,906	$16.90-216.32
Exercisable, February 28, 2004	2,112	$605.02-2,470.78	155,428	$16.90-216.32
Outstanding, February 28, 2005	2,112	$605.02-2,470.78	163,906	$16.90-216.32
Exercisable, February 28, 2005	2,112	$605.02-2,470.78	155,428	$16.90-216.32
Cancelled	(2,112)	$605.02-2,470.78	(163,906)	$16.90-216.32
Outstanding, February 28, 2006	0	$-	0	$0

The exercise prices for the options outstanding at February 28, 2006, and information relating to these options is as follows:

Range of Exercise Prices	Stock Options Outstanding	Stock Options Exercisable	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price of Options Outstanding	Weighted-Average Exercise Price of Options Exercisable
None

Warrants

As of February 29, 2005, the aggregate number of outstanding options, warrants, and common share equivalents was significantly in excess of the authorized but unissued number of shares of our common stock. Management intended to seek shareholder approval of an increase in the Company’s authorized shares sufficient to satisfy all existing commitments and create available shares for potential future investments. However, such approval was not granted. Hence, management determined that the value of the warrants was required to be classified as a liability under the provisions of EITF 00-19 - Accounting for Derivative Financial Instruments Indexed To and Potentially Settled In a Company’s Own Stock. As of February 28, 2005, the value of the warrants has been classified as a liability.

Activity in issued and outstanding warrants was as follows:

	Number of Shares	Exercise Prices
Outstanding, February 29, 2004	130,909	$16.90-858.52
Issued	443,786	$6.76-16.90
Exercised	-	-
Expired	-	-
Outstanding, February 28, 2005	574,684	$6.76-858.52
Cancelled	(574,684)	$6.76-858.52
Issued	5,022,948	$2.00-3.00
Outstanding, February 28, 2006	5,022,948	$3.50
Issued	1,155,589	$2.00-3.00
Outstanding, February 28, 2007	6,178,537	$2.00-3.50

As part of the reorganization plan, all warrants outstanding as of January 31, 2006 were cancelled.

During the year ended February 28, 2007, we issued 1,155,589 warrants with exercise prices ranging from $2.00 to $3.00, and vesting periods of three to five years.

During the year ended February 28, 2006, we issued 5,022,945 warrants with a grant date of January 31, 2006, as part of the reorganization plan. The warrants are exercisable for a period of five years from the date of grant and are exercisable at a price of $3.00 the first twelve months, $3.50 the second twelve months, and $4.00 thereafter.

The exercise prices for the warrants outstanding at February 28, 2007, and information relating to these warrants is as follows:

Range of Exercise Prices	Stock Warrants Outstanding	Stock Warrants Exercisable	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price of Warrants Outstanding	Weighted-Average Exercise Price of Warrants Exercisable	Intrinsic Value
$3.50	5,022,945	5,022,945	47 months	$3.50	$3.50	$0.00
$2.00-$3.00	1,155,589	893,089	59	$2.71	$2.80	$0.00

 NOTE 10 - INCOME TAXES

We have not incurred any income tax expense since inception. The actual tax benefit differs from the expected tax benefit computed by applying the United States federal corporate tax rate of 34% to loss before income taxes as follows for the years ended February 28, 2007 and February 28, 2006 and February 28, 2005:

	2007	2006	2005

Expected tax benefit	34.0%	34.0%	34.0%
State income taxes, net of federal benefit	6.0	6.0	6.0
Changes in valuation allowance	(40.0)	(40.0)	(40.0)
Total	-%	-%	-%

The following table summarizes the significant components of our deferred tax asset at February 28, 2007 and February 28, 2006:

	2007	2006
Deferred tax asset
Net operating loss carryforward	119,900,000	115,500,000
Valuation allowance	(119,900,000)	(115,500,000)
Net deferred tax asset	$-	$-

We recorded an allowance of 100% for its net operating loss carryforward due to the uncertainty of its realization.

A provision for income taxes has not been provided in these financial statements due to the net loss. At February 28, 2007, we had operating loss carryforwards of approximately $299,600,000, which expire through 2022.

NOTE 11 - EMPLOYEE BENEFIT PLANS

We sponsor two employee benefit plans: The Employee Stock Ownership Plan (the "ESOP") and a 401(k) plan.

The ESOP is a qualified discretionary employee stock ownership plan that covers substantially all employees. We did not make any contributions to the ESOP during the years ended February 28, 2007, February 28, 2006 and February 28, 2005.

We sponsor a voluntary, defined contribution 401(k) plan. The plan provides for salary reduction contributions by employees and matching contributions by us of 20% of the first 7% of the employees' pre-tax contributions. The matching contributions included in selling, general, and administrative expenses were $8,196, $10,552 and $17,863 for the years ended February 28, 2007, February 28, 2006 and February 28, 2005, respectively.

NOTE 12 - SEGMENT INFORMATION

We are a United States based company providing advanced technology products to various industries. The principal markets for our products are North America, Europe, and Asia. All of our operating long-lived assets are located in the United States. We operate in one segment.

Total net revenues from customer geographical segments are as follows for the years ended February 28, 2007 and February 28, 2006 and February 28, 2005:

	2007	2006	2005

United States	$1,416,145	$1,583,509	$2,420,136
Canada	198,737	105,243	43,523
Europe	4,948	7,246	7,826
Asia	4,244	60,107	53,946

Total	$1,624,074	$1,756,105	$2,525,431

NOTE 13 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following tables list our quarterly financial information for the years ended February 28, 2007, February 28, 2006 and February 28, 2005:

2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year

Net revenues	$244,462	$591,898	$354,109	$433,605	$1,624,074
Gross profit	$13,306	$400,010	$145,098	$(99,165)	$459,249
Loss from operations	$(1,434,293)	$(1,347,389)	$(1,443,631)	$(1,564,360)	$(5,789,673)
Net loss	$(1,455,780)	$(1,377,724)	$(1,652,910)	$(1,682,033)	$(6,168,447)
Basic and diluted loss per share	$(0.06)	$(0.06)	$(0.06)	$(0.07)	$(0.25)

2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year

Net revenues	$530,703	$274,007	$574,231	$377,164	$1,756,105
Gross profit	$335,651	$171,949	$395,431	$(200,441)	$702,590
Loss from operations	$(1,249,927)	$(1,237,150)	$(1,143,838)	$(3,284,856)	$(6,915,771)
Net income (loss)	$(5,262,942)	$18,445,502	$(1,418,084)	$(4,751,380)	$6,864,488
Basic and diluted income (loss) per share	$(4.06)	$13.52	$(1.09)	$(6.13)	$2.24

2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year

Net revenues	$685,834	$599,443	$631,774	$608,380	$2,525,431
Gross profit	$416,836	$470,024	$377,300	$(2,400,548)	$(1,136,388)
Loss from operations	$(1,491,525)	$(3,810,130)	$(2,024,533)	$(5,664,112)	$(13,815,300)
Net loss	$(2,571,476)	$(11,690,737)	$(16,504,722)	$1,966,895	$(28,800,040)
Basic and diluted loss per share	$(2.03)	$(9.13)	$(12.84)	$3.43	$(22.35)

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

/s/ Kabani & Company, Inc.
Certified Public Accountants

Los Angeles, California
September 12, 2007

VALUATION AND QUALIFYING ACCOUNTS - SCHEDULE II

	Balance, Beginning of Year	Additions charged to Operations	Deductions from Reserve	Balance, End of Year
Reserve for doubtful accounts (see Note 3 and 6)
February 28, 2007	$164,241	$-	$-	$164,241
February 28, 2006	$2,220,474	$-	$2,056,233	$164,241
February 28, 2005	$2,188,340	$86,537	$54,403	$2,220,474
Reserve for obsolete inventories (see Note 5)
February 28, 2007	$2,967,751	$300,623	$-	$3,268,374
February 28, 2006	$4,038,047	$-	$1,070,296	$2,967,751
February 28, 2005	$2,032,000	$2,006,047	$-	$4,038,047
Reserve for investment (see Note 8)
February 28, 2007	$2,987,640	$-	$-	$2,987,640
February 28, 2006	$2,987,640	$-	$-	$2,987,640
February 28, 2005	$2,701,579	$286,061	$-	$2,987,640