Form 10-Q
period 2007-05-31
AURA SYSTEMS INC
filed 2008-03-25
CIK 826253

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended ______________________ May 31, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

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
Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Class	Outstanding June 30, 2007
Common Stock, par value $0.0001 per share	30,539,962 shares

AURA SYSTEMS, INC. AND SUBSIDIARIES

AURA SYSTEMS, INC. AND SUBSIDIARIES

QUARTER ENDED MAY 31, 2007

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The consolidated financial statements included herein have been prepared by Aura Systems, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC").  As contemplated by the SEC under Rule 10-01 of Regulation S-X, the accompanying consolidated financial statements and footnotes have been condensed and therefore do not contain all disclosures required by accounting principles generally accepted in the United States of America.  However, the Company believes that the disclosures are adequate to make the information presented not misleading.  These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended February 28, 2007 as filed with the SEC (file number 000-17249).

AURA SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	May 31, 2007	February 28, 2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$784,258	$1,051,259
Receivables, net	591,102	249,984
Current inventories	1,556,136	750,000
Other current assets	141,709	243,854

Total current assets	3,073,205	2,295,097

Property and equipment, at cost	2,372,290	2,302,653
Less accumulated depreciation and amortization	2,251,720	2,244,136

Net property and equipment	120,570	58,517

Non-current inventories	2,384,684	3,195,523

Total assets	$5,578,459	$5,549,137

Liabilities and Stockholder's Equity
Current liabilities:
Accounts payable	$104,381	$216,226
Current portion of notes payable	622,173	611,411
Accrued expenses	445,911	470,092
Deferred income	164,625	164,625

Total current liabilities	1,337,090	1,462,354

Notes payable, net of current portion	1,823,481	1,983,118
COMMITMENTS AND CONTINGENCIES
Common stock par value $0.0001 per share and additional paid in capital. 50,000,000 shares authorized, 30,539,962 and 28,695,638 shares issued and outstanding at May 31 and February 28, 2007, respectively.	3,054	2,870
Additional paid-in capital	348,939,379	347,261,713
Accumulated deficit	(346,524,545)	(345,160,917)

Total stockholders’ equity	2,417,888	2,103,666

Total liabilities and stockholders’ equity	$5,578,459	$5,549,137

See accompanying notes to these unaudited condensed consolidated financial statements.

AURA SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MAY 31, 2007 AND 2006
(Unaudited)

	2007	2006

Net Revenues	$663,918	$244,462

Cost of goods	447,326	231,156

Gross Profit	216,592	13,306

Expenses
Engineering, research and development expenses	208,418	291,005
Selling, general and administrative	1,363,362	787,285

Total costs and expenses	1,571,780	1,078,290

Loss from operations	(1,355,188)	(1,064,984)

Other (income) and expense
Interest expense, net	34,333	28,081
Gain on disposition of assets	-	(4,800)
Other income, net	(25,893)	(6,303)

Net Loss	$(1,363,628)	$(1,081,962)

Total basic and diluted loss per share	$(0.05)	$(0.05)

Weighted average shares used to compute basic and diluted loss per share	30,093,387	24,282,710

See accompanying notes to these unaudited condensed consolidated financial statements.

AURA SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MAY 31, 2007 AND 2006
(Unaudited)

	2007	2006

Net cash used in operations	$(1,726,338)	$(1,400,190)

Investing activities:

Payments on other receivables	-	2,654,864
Acquisition of plant and equipment	(69,637)	(19,153)

Net cash (used in) provided by investing activities	(69,637)	2,635,711

Financing activities:

Issuance of common stock	1,677,850	-
Repayment of debt	(148,876)	-

Net cash provided by financing activities:	1,528,974	-

Net increase (decrease) in cash	(267,001)	1,235,521

Cash and cash equivalents at beginning of period	1,051,259	472,482

Cash and cash equivalents at end of period	$784,258	$1,708,003

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$46,611	$0
Income taxes	$0	$0

Unaudited supplemental disclosure of non-cash investing and financing activities:

During the three months ended May 31, 2006, $44,714 in accrued and unpaid interest was added to notes payable.

See accompanying notes to these unaudited condensed consolidated financial statements.

AURA SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2007
(Unaudited)

1) General

Basis of Presentation

          The condensed consolidated financial statements include the accounts of Aura Systems, Inc. and subsidiaries ("the Company").  All inter-company balances and inter-company transactions have been eliminated.

          In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (which include normal recurring adjustments) and reclassifications for comparability necessary to present fairly the financial position of Aura Systems, Inc. and subsidiaries at May 31, 2007 and the results of its operations for the three months ended May 31, 2007 and 2006.

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

2) Summary of Significant Accounting Policies

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

3) Inventories

          Inventories, stated at the lower of cost (first in, first out) or market, consist of the following:

	May 31, 2007	February 28, 2007
	(unaudited)
Raw materials	$3,082,863	$2,939,395
Finished goods	4,126,331	4,274,502
Reserved for potential product obsolescence	(3,268,374)	(3,268,374)

	3,940,820	3,945,523
Non-current portion	2,384,684	3,195,523

Current portion	$1,556,136	$750,000

          Inventories consist primarily of components and completed units for the Company's AuraGen product.

          We do not expect to realize all of our inventories within the 12-month period ending May 31, 2008.  Because of this, we have assessed the net realizability of these assets, the proper classification of the inventory, and the potential obsolescence of inventory.  The net inventories as of May 31, 2007 and February 28, 2007, which are not expected to be realized within a 12-month period, have been reclassified as long term.  We have also recorded a reserve for obsolescence of $3,268,374 at May 31, 2007 and February 28, 2007.

4) Property, Plant & Equipment

Property, plant, and equipment at May 31, 2007 and February 28, 2007 consisted of the following:

	May 31, 2007	February 28, 2007
	(unaudited)

Machinery and equipment	964,720	903,017
Furniture and fixtures	1,407,570	1,399,636

	2,372,290	2,302,653
Less accumulated depreciation and amortization	2,251,720	2,244,136

Property, plant and equipment, net	$120,570	$58,517

Depreciation and amortization expense was $7,583, for the three month period ended May 31, 2007, and $30,948 for the year ended February 28, 2007.

5) Accrued expenses

Accrued expenses at May 31, 2007 and February 28, 2007 consisted of the following:

	May 31, 2007	February 28, 2007
	(unaudited)

Accrued payroll and related expenses	$191,365	$324,636
Other	254,546	145,456

Total	$445,911	$470,092

6) Notes Payable and Other Liabilities

          Notes payable and other liabilities consist of the following:

	May 31, 2007	February 28, 2007
	(unaudited)

Note payable (a)	$2,445,654	2,594,529
Less: current portion	622,173	611,411

Long-term portion	$1,823,481	$1,983,118

(a) Represents notes payable dated January 31, 2006, bearing interest at a rate of 7% per annum and secured by substantially all our assets. The notes carry a term of five years with interest accruing the first twelve months, principal and interest payments beginning the thirteenth month, and continuing through month sixty.

7) Capital

         During the quarter ended May 31, 2007, we issued 1,844,324 shares of Common Stock for consideration of $1,677,850. We did not issue shares of Common Stock during the quarter ended May 31, 2006.

 Warrants

As of February 29, 2004, the aggregate number of outstanding options, warrants, and common share equivalents was significantly in excess of the authorized but unissued number of shares of our common stock. Management intends to seek shareholder approval of an increase in the Company's authorized shares sufficient to satisfy all existing commitments and create available shares for potential future investments. However, such approval has not been granted. Hence, the management determined that the value of the warrants is required to be classified as a liability under the provisions of EITF 00-19 - Accounting for Derivative Financial Instruments Indexed To and Potentially Settled In a Company's Own Stock. As of February 28, 2005, we reclassified the value of the warrants to a derivative liability. There is no longer a derivative liability at May 31, 2007.

The warrants granted during bankruptcy settlement were valued using the following black schools assumptions:

Risk free interest rate - 5.25%

Dividend Yield - 0.0%

Volatility - 50%

Expected term - 5 years

Activity in issued and outstanding warrants was as follows:

	Number of Shares	Exercise Prices
Outstanding, February 29, 2005	574,684	$6.76-858.52
Cancelled	(574,684)	$6.76-858.52
Issued	5,022,948	$2.00-3.00
Exercised	-	$-
Outstanding February 28, 2006	5,022,948	$3.50
Issued	1,155,589	$2.00-3.50
Exercised	-	-
Outstanding February 28, 2007	6,178,537	$2.00-3.50
Issued	401,672	$3.00
Exercised	-	-
Outstanding May 31, 2007	6,580,209	$2.00-3.50

There was no aggregate intrinsic value of the warrants as of May 31, 2007.

8) Significant Customers

          In the three months ended May 31, 2007, we sold AuraGen related products to three significant customers for a total of approximately $342,000, or 51% of net revenues.  These customers are not related to or affiliated with us.

          At May 31, 2007, we held accounts receivable from two significant customers for a total of approximately $200,000, or 34% of net receivables.  Neither of these customers are related to or affiliated with us.

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

9) Contingencies

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

10) Subsequent events

Subsequent to May 31, 2007, we issued 5,614,650 shares of common stock for net proceeds of $5,377,080. We also issued 183,532 shares of common stock upon conversion of $183,532 of secured notes payable.

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

Results of Operations

          For the three month period ended May 31, 2007

           Our net loss for the three months ended May 31, 2007 (the "First Quarter FY2008") was $1,363,628 compared to a net loss of $1,081,962 for the three months ended May 31, 2006 (the "First Quarter FY2007"). Net operating revenues and gross profit were $663,918 and $216,592 respectively, in the First Quarter FY2008 and $244,462 and $13,306, respectively, in First Quarter FY2006.

          Net revenues for the First Quarter FY2007 increased to $663,918 from $244,462 in the First Quarter FY2006.  This represents an increase of $419,456 (172%) from the First Quarter FY2006. The increase is due primarily to orders from one new customer and from increased reorders from another customer.

          Cost of goods increased to $447,326 in the First Quarter FY2007 from $231,156 in the First Quarter FY2007. This is a result of the increase in sales in the current year quarter over the prior year quarter.

          Engineering, research and development expenses decreased by $82,587 (28%) to $208,418 in the First Quarter FY2007, from $291,005 in the First Quarter FY2006. The level of these expenses are expected to begin to increase as our sales increase, after having been reduced for the last several years.

          Selling, general and administrative ("SG&A") expenses increased to $1,363,362 in the First Quarter FY2007 from $787,285 in the First Quarter FY2006; an increase of $576,077 (73%). This is a result of our beginning to increase staff in various areas as we anticipate increases in our sales volume.

          Net interest expense for the First Quarter FY2007 increased $6,252 to $34,333 from $28,081 in the First Quarter FY2006.

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

Valuation of Long-Lived Assets

          Long-lived assets, consisting primarily of property and equipment, and patents and trademarks, comprise a portion of our total assets.  Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying values may not be recoverable. Recoverability of assets is measured by a comparison of the carrying value of an asset to the future net cash flows expected to be generated by those assets. Net cash flows are estimated based on expectations as to the realizability of the asset. Factors that could trigger a review include significant changes in the manner of an asset’s use or our overall strategy.

          Specific asset categories are treated as follows:

          Accounts Receivable: We record an allowance for doubtful accounts based on our expectation of collectibility of current and past due accounts receivable.

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

Liquidity and Capital Resources

We had cash of approximately $780,000 and $1,050,000 at May 31 and February 28, 2007, respectively.  For the three months ended May 31, 2007 and the year ended February 28, 2007, we incurred a net loss of $1,363,628 and $6,168,447 respectively, on net revenues of $663,918 and $1,624,074, respectively.  We had working capital at May 31 and February 28, 2007 of $1,736,115 and $832,744, respectively.

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

        At May 31, 2007, we had accounts receivable, net of allowance for doubtful accounts, of $591,102 compared to $249,984 at February 28, 2007.

          We paid $69,637 for acquisitions of property and equipment in the First Quarter FY2007 and $19,153 in the First Quarter FY2006.  We have no material capital projects that would require funding. Our current plant and equipment is sufficient to support its current level of sales.

          Debt repayments of $148,876 were made in First Quarter FY2007. No debt repayments were made in First Quarter FY2006.

Capital Transactions

              During the quarter ended May 31, 2007, we issued 1,844,324 shares of Common Stock for consideration of $1,677,850. We did not issue shares of Common Stock during the quarter ended May 31, 2006.

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

ITEM 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit, is recorded, processed, summarized and reported, within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures. Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures and have concluded, as of May 31, 2007, that they were not effective in view of our delinquent filings.

As of May 31, 2007, we were delinquent in filing all quarterly and annual SEC reports due since November 30, 2004. We did not have adequate financial resources to engage our outside auditors and ensure the timely filing of Form 10-K for the fiscal year ended February 28, 2005. In June 2005 our financial condition required us to seek protection from creditors under Chapter 11 of the U.S. Bankruptcy Code. The commencement of the bankruptcy proceeding placed additional demands on our then existing accounting personnel, including the filing of monthly financial reports with the bankruptcy court and the SEC. Our limited financial and personnel resources did not allow us to fully address our reporting obligations under the Securities Exchange Act of 1934 until we emerged from bankruptcy on January 31, 2006. We continued to be hampered by other events which further delayed the filing of our delinquent SEC reports. Specifically, the integrity of our financial records was severely disrupted as a result of errors made by temporary file personnel in December 2005 in the course of moving our principal office from 2335 Alaska Avenue to our Utah Avenue location. This problem was compounded by a change in accounting personnel in February 2006.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended May 31, 2007, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

 PART II - OTHER INFORMATION

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended May 31, 2007, we issued 1,844,324 shares of Common Stock for consideration of $1,677,850.

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