Form 10-Q
period 2007-08-31
AURA SYSTEMS INC
filed 2008-03-25
CIK 826253

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ______________

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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Class	Outstanding September 30, 2007
Common Stock, par value $0.0001 per share	32,978,412 shares

AURA SYSTEMS, INC. AND SUBSIDIARIES

AURA SYSTEMS, INC. AND SUBSIDIARIES

QUARTER ENDED AUGUST 31, 2007

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

AURA SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	August 31, 2007	February 28, 2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$77,659	$1,051,259
Receivables, net	280,259	249,984
Current inventories	1,609,955	750,000
Other current assets	86,142	243,854
Total current assets	2,054,015	2,295,097
Property and equipment, at cost	2,470,290	2,302,653
Less accumulated depreciation and amortization	2,261,268	2,244,136
Net property and equipment	209,022	58,517
Non-current inventories	2,321,373	3,195,523
Total assets	$4,584,410	$5,549,137

Liabilities and Stockholder's Equity
Current liabilities:
Accounts payable	$164,276	$216,226
Current portion of notes payable	620,462	611,411
Accrued expenses	445,201	470,092
Deferred income	164,625	164,625
Total current liabilities	1,394,564	1,462,354

Notes payable, net of current portion	1,673,696	1,983,118
COMMITMENTS AND CONTINGENCIES
Common stock par value $0.0001 per share and additional paid in capital. 50,000,000 shares authorized, 31,766,335 and 28,695,638 shares issued and outstanding at August 31 and February 28, 2007, respectively.	3,177	2,870
Additional paid-in capital	350,055,258	347,261,713
Accumulated deficit	(348,542,285)	(345,160,917)
Total stockholders’ equity	1,516,150	2,103,666
Total liabilities and stockholders’ equity	$4,584,410	$5,549,137

See accompanying notes to these unaudited condensed consolidated financial statements.

AURA SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND SIX MONTHS ENDED AUGUST 31, 2007 AND 2006
(Unaudited)

	Three Months		Six Months
	2007	2006	2007	2006
Net Revenues	$382,845	$591,898	$1,046,763	$836,360

Cost of goods	280,240	191,888	727,566	423,044

Gross Profit	102,605	400,010	319,197	413,316

Expenses
Engineering, research and development expenses	488,713	295,679	697,131	586,684
Selling, general and administrative	1,591,922	1,451,720	2,955,284	2,239,005
Total costs and expenses	2,080,635	1,747,399	3,652,415	2,825,689

Loss from operations	(1,978,030)	(1,347,389)	(3,333,218)	(2,412,373)

Other (income) and expense
Interest expense, net	42,340	33,435	76,673	61,516
Other income , net	(2,630)	(150)	(28,523)	(1,944)
Gain on disposition of assets	-	(2,950)	-	(7,750)

Net Loss	$(2,017,740)	$(1,377,724)	$(3,381,368)	$(2,459,686)

Total basic and diluted income (loss) per share	$(0.06)	$(0.06)	$(0.11)	$(0.10)
Weighted average shares used to compute basic and diluted loss per share	30,785,830	24,282,710	30,439,609	24,282,710

See accompanying notes to these unaudited condensed consolidated financial statements.

AURA SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED AUGUST 31, 2007 AND 2006
(Unaudited)

	2007	2006
Net cash used in operations	$(3,299,444)	$(3,061,372)

Investing activities:

Payments on other receivables	-	2,654,864
Acquisition of plant and equipment	(167,637)	(61,714)
Net cash (used in) provided by investing activities	(167,637)	2,593,150

Financing activities:

Issuance of common stock	2,793,852	-
Repayment of debt	(300,371)	-
Net cash provided by financing activities:	2,493,481	-
Net decrease in cash	(973,600)	(468,222)

Cash and cash equivalents at beginning of period	1,051,259	472,482
Cash and cash equivalents at end of period	$77,659	$4,260

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$90,986	$0
Income taxes	$0	$0

Unaudited supplemental disclosure of non-cash investing and financing activities:

During the six months ended August 31, 2006, $90,214 in accrued and unpaid interest was added to notes payable.

See accompanying notes to these unaudited condensed consolidated financial statements.

AURA SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2007
(Unaudited)

1) General

Basis of Presentation

          The condensed consolidated financial statements include the accounts of Aura Systems, Inc. and subsidiaries ("the Company").  All inter-company balances and inter-company transactions have been eliminated.

          In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (which include normal recurring adjustments) and reclassifications for comparability necessary to present fairly the financial position of Aura Systems, Inc. and subsidiaries at August 31, 2007 and the results of its operations for the six months ended August 31, 2007 and 2006.

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

3) Inventories

          Inventories, stated at the lower of cost (first in, first out) or market, consist of the following:

	August 31, 2007	February 28, 2007
	(unaudited)
Raw materials	$3,195,232	$2,939,395
Finished goods	4,004,470	4,274,502
Reserved for potential product obsolescence	(3,268,374)	(3,268,374)
	3,931,328	3,945,523
Non-current portion	2,321,373	3,195,523
Current portion	$1,609,955	$750,000

          Inventories consist primarily of components and completed units for the Company's AuraGen product.

          We do not expect to realize all of our inventories within the 12-month period ending August 31, 2008.  Because of this, we have assessed the net realizability of these assets, the proper classification of the inventory, and the potential obsolescence of inventory.  The net inventories as of August 31, 2007 and February 28, 2007, which are not expected to be realized within a 12-month period, have been reclassified as long term.  We have also recorded a reserve for obsolescence of $3,268,374 at August 31, 2007 and February 28, 2007.

4) Property, Plant & Equipment

Property, plant, and equipment at August 31, 2007 and February 28, 2007 consisted of the following:

	August 31, 2007	February 28, 2007
	(unaudited)
Machinery and equipment	1,062,720	903,017
Furniture and fixtures	1,407,570	1,399,636
	2,470,290	2,302,653
Less accumulated depreciation and amortization	2,261,268	2,244,136
Property, plant and equipment, net	$209,022	$58,517

Depreciation and amortization expense was $14,790, for the six month period ended August 31, 2007, and $30,948 for the year ended February 28, 2007.

5) Accrued expenses

Accrued expenses at August 31, 2007 and February 28, 2007 consisted of the following:

	August 31, 2007	February 28, 2007
	(unaudited)
Accrued payroll and related expenses	$291,279	$324,636
Other	153,922	145,456
Total	$445,201	$470,092

6) Notes Payable and Other Liabilities

          Notes payable and other liabilities consist of the following:

	August 31, 2007	February 28, 2007
	(unaudited)
Note payable (a)	$2,294,158	2,594,529
Less: current portion	620,462	611,411
Long-term portion	$1,673,696	$1,983,118

(a) Represents notes payable dated January 31, 2006, bearing interest at a rate of 7% per annum and secured by substantially all our assets. The notes carry a term of five years with interest accruing the first twelve months, principal and interest payments beginning the thirteenth month, and continuing through month sixty.

7) Capital

         During the six months ended August 31, 2007, we issued 3,070,697 shares of Common Stock for consideration of $2,793,852. We did not issue shares of Common Stock during the six months ended August 31, 2006.

 Warrants

As of February 29, 2004, the aggregate number of outstanding options, warrants, and common share equivalents was significantly in excess of the authorized but unissued number of shares of our common stock. Management intends to seek shareholder approval of an increase in the Company's authorized shares sufficient to satisfy all existing commitments and create available shares for potential future investments. However, such approval has not been granted. Hence, the management determined that the value of the warrants is required to be classified as a liability under the provisions of EITF 00-19 - Accounting for Derivative Financial Instruments Indexed To and Potentially Settled In a Company's Own Stock. As of February 28, 2005, we reclassified the value of the warrants to a derivative liability. There is no longer a derivative liability at August 31, 2007.

The warrants granted during bankruptcy settlement were valued using the following black schools assumptions:

Risk free interest rate - 5.25%

Dividend Yield - 0.0%

Volatility - 50%

Expected term - 5 years

Activity in issued and outstanding warrants was as follows:

	Number of Shares	Exercise Prices
Outstanding, February 29, 2005	574,684	$6.76-858.52
Cancelled	(574,684)	$6.76-858.52
Issued	5,022,948	$2.00-3.00
Exercised	-	$-
Outstanding February 28, 2006	5,022,948	$3.50
Issued	1,155,589	$2.00-3.50
Exercised	-	-
Outstanding February 28, 2007	6,178,537	$2.00-3.50
Issued	401,672	$3.00
Exercised	-	-
Outstanding August 31, 2007	6,580,209	$2.00-3.50
There was no aggregate intrinsic value of the warrants as of August 31, 2007.

8) Significant Customers

          In the six months ended August 31, 2007, we sold AuraGen related products to two significant customers for a total of approximately $440,000, or 42% of net revenues.  These customers are not related to or affiliated with us.

          At August 31, 2007, we held accounts receivable from four significant customers for a total of approximately $120,000, or 43% of net receivables.  Neither of these customers are related to or affiliated with us.

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

10) Subsequent events

Subsequent to August 31, 2007, we issued 2,543,953 shares of common stock for net proceeds of $5,377,080. We also issued 183,532 shares of common stock upon conversion of $183,532 of secured notes payable.

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

Results of Operations

For the three and six month periods ended August 31, 2007:

 The Company had a net loss for the six months ended August 31, 2007 (the “Six Months FY2008”) of $3,381,368 compared to a loss of $2,459,686 for the six months ended August 31, 2006 (the “Six Months FY2007”). Net operating revenues and gross profit were $1,046,763 and $319,197, respectively, in the Six Months FY2008 and $836,360 and $413,316, respectively, in Six Months FY2007.

The Company's net loss for the three months ended August 31, 2007 (the “Second Quarter FY2008”) was $2,017,740 compared to a loss of $1,377,724 for the three months ended August 31, 2006 (the “Second Quarter FY2007”). Net operating revenues and gross profit were $382,845 and $102,605 respectively, in the Second Quarter FY2008 and $591,898 and $400,010 respectively, in Second Quarter FY2007.

Net revenues for the Six Months FY2008 of $1,046,763 represents an increase of $210,403 (25%) from $836,360 in the Six Months FY2007. Net revenues for the Second Quarter FY2008 of $382,845 represents a decrease of $209,053 (35%) from $591,898 in the Second Quarter FY2007.

Cost of goods increased to $727,566 for the Six Months FY2008 from $423,044 in the Six Months FY2007; a $304,522 (72%) increase. Cost of goods increased to $280,240 in the Second Quarter FY2008 from $191,888 in the Second Quarter FY2007, an $88,352 (46%) increase.

Engineering, research and development expenses increased by $110,447 (19%) to $727,566 in the Six Months FY2008 from $586,684 in the Six Months FY2007 and increased by $193,034 (65%) to $488,713 in the Second Quarter FY2008 from $295,679 in the Second Quarter FY2007. Our research and development activities increased primarily as a result of our efforts in developing the tandem generator and the 200 amp ECU.

Selling, general and administrative (“SG&A”) expenses increased to $2,955,284 in the Six Months FY2008 from $2,239,005 in the Six Months FY2007; an increase of $716,279 (32%) and increased to $1,591,922 in the Second Quarter FY2008 from $1,451,720 in the Second Quarter FY2007; an increase of $140,202 (10%).

Net interest expense for the three and Six Months FY2008 increased $8,905 to $42,340 from $33,435 and $15,157 to $76,673 from $61,516 respectively, in the Six Months FY2007 due to the lower levels of debt in the current year period.

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

Liquidity and Capital Resources

We had cash of approximately $78,000 and $1,050,000 at August 31 and February 28, 2007, respectively.  For the six months ended August 31, 2007 and the year ended February 28, 2007, we incurred a net loss of $3,381,368 and $6,168,447 respectively, on net revenues of $1,046,763 and $1,624,074, respectively.  We had working capital at August 31 and February 28, 2007 of $659,451 and $832,743, respectively.

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

At August 31, 2007, we had accounts receivable, net of allowance for doubtful accounts, of $280,259 compared to $249,984 at February 28, 2007.

          We paid $167,637 for acquisitions of property and equipment in the Six Months FY2008 and $61,714 in the Six Months FY2007.  We have no material capital projects that would require funding. Our current plant and equipment is sufficient to support our current level of sales.

          Debt repayments of $300,371 were made in the Six Months FY2008. No debt repayments were made in the Six Months FY2007.

Capital Transactions

              During the six months ended August 31, 2007, we issued 3,070,697 shares of Common Stock for consideration of $2,793,852. We did not issue shares of Common Stock during the six months ended August 31, 2006.

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

ITEM 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit, is recorded, processed, summarized and reported, within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures. Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures and have concluded, as of August 31, 2007, that they were not effective in view of our delinquent filings.

As of August 31, 2007, we were delinquent in filing all quarterly and annual SEC reports due since November 30, 2004. We did not have adequate financial resources to engage our outside auditors and ensure the timely filing of Form 10-K for the fiscal year ended February 28, 2005. In June 2005 our financial condition required us to seek protection from creditors under Chapter 11 of the U.S. Bankruptcy Code. The commencement of the bankruptcy proceeding placed additional demands on our then existing accounting personnel, including the filing of monthly financial reports with the bankruptcy court and the SEC. Our limited financial and personnel resources did not allow us to fully address our reporting obligations under the Securities Exchange Act of 1934 until we emerged from bankruptcy on January 31, 2006. We continued to be hampered by other events which further delayed the filing of our delinquent SEC reports. Specifically, the integrity of our financial records was severely disrupted as a result of errors made by temporary file personnel in December 2005 in the course of moving our principal office from 2335 Alaska Avenue to our Utah Avenue location. This problem was compounded by a change in accounting personnel in February 2006.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended August 31, 2007, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

 PART II - OTHER INFORMATION

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended August 31, 2007, we issued 3,070,697 shares of Common Stock for consideration of $2,793,852.

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

Date: March ___, 2008

By:	/s/ Mevin Gagerman
Melvin Gagerman Acting Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)