Form 10-Q
period 2007-11-30
AURA SYSTEMS INC
filed 2008-03-25
CIK 826253

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2007
OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to _____________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated file, or a non-accelerated filer (as defined in Rule 12b-2 of the Act).

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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Class	Outstanding January 8, 2008

Common Stock, par value $0.0001 per share	34,574,740 shares

AURA SYSTEMS, INC. AND SUBSIDIARIES

INDEX
Page
No.
PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Statement Regarding Financial Information	4

Condensed Consolidated Balance Sheets as of November 30, 2007 (Unaudited) and February 28, 2007	5

Condensed Consolidated Statements of Operations for the Three and Nine Months Ended November 30, 2007 (Unaudited) and 2006 (Unaudited)	6

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended November 30, 2007 (Unaudited) and 2006 (Unaudited)	7

Notes to Condensed Consolidated Financial Statements (Unaudited)	8

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	14

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	18

ITEM 4. Controls and Procedures	18

PART II. OTHER INFORMATION

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	19

ITEM 6. Exhibits	19

SIGNATURES	19

AURA SYSTEMS, INC. AND SUBSIDIARIES

QUARTER ENDED NOVEMBER 30, 2007

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The consolidated financial statements included herein have been prepared by Aura Systems, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). As contemplated by the SEC under Rule 10-01 of Regulation S-X, the accompanying consolidated financial statements and footnotes have been condensed and therefore do not contain all disclosures required by accounting principles generally accepted in the United States of America. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended February 28, 2007, as filed with the SEC (file number 000-17249).

AURA SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	November 30, 2007	February 28, 2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$306,075	$1,051,259
Receivables, net	564,303	249,984
Current inventories	1,500,000	750,000
Other current assets	224,778	243,854

Total current assets	2,595,156	2,295,097

Property and equipment, at cost	2,474,003	2,302,653
Less: accumulated depreciation and amortization	(2,270,377)	(2,244,136)

Net property and equipment	203,626	58,517

Non-current inventories	2,198,692	3,195,523

Total assets	$4,997,474	$5,549,137

Liabilities and Stockholder's Equity
Current liabilities:
Accounts payable	$264,603	$216,226
Notes payable - current portion	603,161	611,411
Accrued expenses	516,710	470,092
Deferred income	164,625	164,625

Total current liabilities	1,549,099	1,462,354

Notes payable, net of current portion	1,365,634	1,983,118
COMMITMENTS AND CONTINGENCIES
Common stock, par value $0.0001 per share. 50,000,000 shares authorized, 34,494,740 and 28,695,638 issued and outstanding at November 30 and February 28, 2007.	3,430	2,870
Additional paid-in capital	352,653,774	347,261,713
Accumulated deficit	(350,574,463)	(345,160,917)

Total stockholders’ equity	2,082,741	2,103,666

Total liabilities and stockholders’ equity	$4,997,474	$5,549,137

See accompanying notes to these unaudited condensed consolidated financial statements.

AURA SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND NINE MONTHS ENDED NOVEMBER 30, 2007 AND 2006
 (Unaudited)

	Three Months		Nine Months
	2007	2006	2007	2006
Net Revenues	$861,821	$354,109	$1,980,584	$1,190,469

Cost of goods	721,478	209,011	1,449,044	632,055
Gross Profit	140,343	145,098	459,540	558,414

Expenses
Engineering, research and development expenses	473,132	226,635	1,170,263	813,319
Selling, general and administrative	1,660,395	1,362,094	4,615,679	3,601,099
Total expenses	2,133,527	1,588,729	5,785,942	4,414,418

Loss from operations	(1,993,184)	(1,443,631)	(5,785,942)	(43,856,004)

Other (income) and expense
Interest expense, net	38,993	48,260	115,666	109,776
Other income, net	-	-	(28,523)	(6,453)
Gain on disposition of assets	-	-	-	(7,750)

Net loss	$(2,032,177)	$(1,491,891)	$(5,413,545)	$(3,951,577)

Total basic and diluted loss per share	$(0.06)	$(0.06)	$(0.17)	$(0.16)
Weighted average shares used to compute basic and diluted loss per share	33,146,094	25,178,678	31,335,209	24,582,452

See accompanying notes to these unaudited condensed consolidated financial statements.

AURA SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED NOVEMBER 30, 2007 AND 2006
(Unaudited)

	2007	2006
Net cash used in operations	$(5,343,731)	$(4,263,818)

Investing activities:
Acquisition of property and equipment	(168,350)	(105,728)
Payments on other receivables	-	2,654,864

Net cash (used in) provided by investing activities	(168,350)	2,549,136

Financing activities:
Issuance of common stock	5,209,098	1,580,050
Repayment of debt	(442,201)	-

Net cash provided by financing activities:	4,766,897	1,580,050

Net decrease in cash	(745,184)	(134,632)

Cash and cash equivalents at beginning of period	1,051,259	472,482

Cash and cash equivalents at end of period	$306,075	$337,850

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$130,100	$-

Unaudited supplemental disclosure of noncash investing and financing activities:

During the nine months ended November 30, 2007, $183,532 of notes payable was converted into 183,532 shares of our common stock.

During the nine months ended November 30, 2006, $151,718 of accrued and unpaid interest was added to notes payable.

AURA SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2007
(Unaudited)

1) General

Basis of Presentation

          The condensed consolidated financial statements include the accounts of Aura Systems, Inc. and subsidiaries ("the Company").  All inter-company balances and inter-company transactions have been eliminated.

          In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (which include normal recurring adjustments) and reclassifications for comparability necessary to present fairly the financial position of Aura Systems, Inc. and subsidiaries at November 30, 2007 and the results of its operations for the nine months ended November 30, 2007 and 2006.

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

3) Inventories

          Inventories, stated at the lower of cost (first in, first out) or market, consist of the following:

	November 30, 2007	February 28, 2007
	(unaudited)
Raw materials	$3,236,834	$2,939,395
Finished goods	3,730,232	4,274,502
Reserved for potential product obsolescence	(3,268,374)	(3,268,374)

	3,698,692	3,945,523
Non-current portion	2,198,692	3,195,523

Current portion	$1,500,000	$750,000

          Inventories consist primarily of components and completed units for the Company's AuraGen product.

          We do not expect to realize all of our inventories within the 12-month period ending November 30, 2008.  Because of this, we have assessed the net realizability of these assets, the proper classification of the inventory, and the potential obsolescence of inventory.  The net inventories as of November 30, 2007 and February 28, 2007, which are not expected to be realized within a 12-month period, have been reclassified as long term.  We have also recorded a reserve for obsolescence of $3,268,374 at November 30, 2007 and February 28, 2007.

4) Property, Plant & Equipment

Property, plant, and equipment at November 30, 2007 and February 28, 2007 consisted of the following:

	November 30, 2007	February 28, 2007
	(unaudited)
Machinery and equipment	1,062,720	903,017
Furniture and fixtures	1,411,283	1,399,636

	2,474,003	2,302,653
Less accumulated depreciation and amortization	2,270,377	2,244,136

Property, plant and equipment, net	$203,626	$58,517

Depreciation and amortization expense was $26,241, for the nine month period ended November 30, 2007, and $30,948 for the year ended February 28, 2007.

5) Accrued expenses

Accrued expenses at November 30, 2007 and February 28, 2007 consisted of the following:

	November 30, 2007	February 28, 2007
	(unaudited)
Accrued payroll and related expenses	$414,159	$324,636
Other	102,551	145,456

Total	$516,710	$470,092

6) Notes Payable and Other Liabilities

          Notes payable and other liabilities consist of the following:

	November 30, 2007	February 28, 2007
	(unaudited)
Note payable (a)	$1,968,795	2,594,529
Less: current portion	603,161	611,411

Long-term portion	$1,365,634	$1,983,118

(a)
Represents notes payable dated January 31, 2006, bearing interest at a rate of 7% per annum and secured by substantially all our assets. The notes carry a term of five years with interest accruing the first twelve months, principal and interest payments beginning the thirteenth month, and continuing through month sixty.

(b)	During the nine months ended November 30, 2007, $183,532 of notes payable was converted into 183,532 shares of common stock.

7) Capital

         During the nine months ended November 30, 2007, we issued 5,838,863 shares of Common Stock for consideration of $5,650,620. During the nine months ended November 30, 2006, we issued 1,791,937 shares of common stock for consideration of $1,580,050.

 Warrants

As of February 29, 2004, the aggregate number of outstanding options, warrants, and common share equivalents was significantly in excess of the authorized but unissued number of shares of our common stock. Management intends to seek shareholder approval of an increase in the Company's authorized shares sufficient to satisfy all existing commitments and create available shares for potential future investments. However, such approval has not been granted. Hence, the management determined that the value of the warrants is required to be classified as a liability under the provisions of EITF 00-19 - Accounting for Derivative Financial Instruments Indexed To and Potentially Settled In a Company's Own Stock. As of February 28, 2005, we reclassified the value of the warrants to a derivative liability. There is no longer a derivative liability at November 30, 2007.

The warrants granted during bankruptcy settlement were valued using the following black schools assumptions:

Risk free interest rate - 5.25%

Dividend Yield - 0.0%

Volatility - 50%

Expected term - 5 years

Activity in issued and outstanding warrants was as follows:

	Number of Shares	Exercise Prices
Outstanding, February 28, 2005	574,684	$6.76-858.52
Cancelled	(574,684)	$6.76-858.52
Issued	5,022,948	$2.00-3.00
Exercised	-	$-
Outstanding February 28, 2006	5,022,948	$3.50
Issued	1,155,589	$2.00-3.50
Exercised	-	-
Outstanding February 28, 2007	6,178,537	$2.00-3.50
Issued	751,642	$3.00
Exercised	-	-
Outstanding November 30, 2007	6,930,179	$2.00-3.50

There was no aggregate intrinsic value of the warrants as of November 31, 2007.

8) Significant Customers

          In the nine months ended November 30, 2007, we sold AuraGen related products to three significant customers for a total of approximately $1,004,000, or 53% of net revenues.  These customers are not related to or affiliated with us.

          At November 30, 2007, we held accounts receivable from two significant customers for a total of approximately $260,000, or 46% of net receivables.  Neither of these customers are related to or affiliated with us.

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

Results of Operations

For the three and nine month periods ended November 30, 2007

Our net loss for the nine months ended November 30, 2007 (the “Nine Months FY2008”) was $5,413,545 compared to a net loss of $3,951,577 for the nine months ended November 30, 2006 (the “Nine Months FY2007”). Net operating revenues and gross profit were $1,980,584 and $459,540 respectively, in the Nine Months FY2008 and $1,190,469 and $558,414, respectively, in Nine Months FY2007.

The Company's net loss for the three months ended November 2007 (the “Third Quarter FY2008”) was $2,032,177 compared to a net loss of $1,491,891 for the three months ended November 30, 2006 (the “Third Quarter FY2007”). Net operating revenues and gross profit were $861,821 and $140,343, respectively, in the Third Quarter FY2008 and $354,109 and $145,098, respectively, in the Third Quarter FY2007.

Net revenues for the Nine Months FY2008 of $1,980,584 represents an increase of $790,115 (66%) from $1,190,469 in the Nine Months FY2007. Net revenues for the Third Quarter FY2008 of $861,821 represents an increase of $507,712 (143%) from $354,109 in the Third Quarter FY2007. Revenue increases were a result of our increased sales and marketing efforts that have been undertaken since the middle part of fiscal 2007 when we began to rebuild our sales staff after emerging from bankruptcy.

Cost of goods for the Nine Months FY2008 of $1,449,044 represents an increase of $816,989 (129%) from $632,055 in the Nine Months FY2007. Cost of goods for the Third Quarter FY2008 of $721,478 increased from $209,011 in the Third Quarter FY2007; a $512,461 (245%) increase.

Engineering, research and development expenses increased by $358,944 (44%) to $1,170,263 in the Nine Months FY2008 from $813,319 in the Nine Months FY2007 and increased by $246,497 (109%) to $473,132 in the Third Quarter FY2008 from $226,635 in the Third Quarter FY2007. Our expenditures in this area have begun to increase as a result of our efforts in developing the tandem generator, the eight inch generator and the 200 amp ECU.

Selling, general and administrative (“SG&A”) expenses increased to $4,615,679 in the Nine Months FY2008 from $3,601,099 in the Nine Months FY2007; an increase of $1,014,580 (26%) and increased to $1,660,395 in the Third Quarter FY2008 from $1,362,094 in the Third Quarter FY2007; an increase of $298,301 (22%). These increases are primarily a result of increasing our sales and support staff as we begin to expand our sales base and prepare for expected increases in our sales.

Net interest expense for the Nine Months FY2008 increased $5,890 to $115,666 from $109,776 in the Nine Months FY2007, and $9,267 to $38,993 from $48,260 in the three months ended November 30, 2007. The increase in net interest expense for the nine month period is due to a reduction in interest income as a result of lower levels of investable cash during the period, partially offset by a smaller reduction in interest expense due to lower debt levels during the period. The decrease in net interest expense in the three month period is due to the lower levels of debt in the current year period.

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

Liquidity and Capital Resources

We had cash of approximately $306,000 and $1,051,000 at November 30, 2007 and February 28, 2007, respectively. For the nine months ended November 30, 2007 and the year ended February 28, 2007, we reported a loss of $5,413,545 and $6,168,447 respectively, on net revenues of approximately $2.0 million and $1.6 million, respectively. We had working capital at November 30 and February 28, 2007, of approximately $1.0 million and $.8 million, respectively.

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

At November 30, 2007, we had accounts receivable, net of allowance for doubtful accounts, of $564,303, compared to $249,984 at February 28, 2007.

We purchased $168,350 of property and equipment in the Nine Months FY2008 and $105,728 in the Nine Months FY2007. The Company has no material capital project that would require funding and we believe our current plant and equipment is sufficient to support our current level of sales.

We repaid $442,201of debt in the Nine Months FY2007, with no comparable debt repayments in the Nine Months FY2006. Additionally, in the nine months ended November 30, 2007, $183,532 of notes payable was converted into 183,532 shares of our common stock.

Capital Transactions

During the nine months ended November 30, 2007, we issued 5,838,863 shares of common stock for proceeds of $5,650,620. During the nine months ended November 30, 2006, we issued 1,791,937 shares of common stock for proceeds of $1,580,050.

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

ITEM 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit, is recorded, processed, summarized and reported, within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures. Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures and have concluded, as of November 30, 2007, that they were not effective in view of our delinquent filings at such date. Since such date, upon the filing of this report, we are now current with respect to our reporting obligations under SEC rules. We believe that as of the filing date of this report the causes of delinquent filings, described below, have been eliminated and that our disclosure controls and procedures are now adequate to ensure timely and accurate disclosure under SEC rules and regulations.

As of November 30, 2007, we were delinquent in filing all quarterly and annual SEC reports due since November 30, 2004. We did not have adequate financial resources to engage our outside auditors and ensure the timely filing of Form 10-K for the fiscal year ended February 28, 2005. In June 2005 our financial condition required us to seek protection from creditors under Chapter 11 of the U.S. Bankruptcy Code. The commencement of the bankruptcy proceeding placed additional demands on our then existing accounting personnel, including the filing of monthly financial reports with the bankruptcy court and the SEC. Our limited financial and personnel resources did not allow us to fully address our reporting obligations under the Securities Exchange Act of 1934 until we emerged from bankruptcy on January 31, 2006. We continued to be hampered by other events which further delayed the filing of our delinquent SEC reports. Specifically, the integrity of our financial records was severely disrupted as a result of errors made by temporary file personnel in December 2005 in the course of moving our principal office from 2335 Alaska Avenue to our Utah Avenue location. This problem was compounded by a change in accounting personnel in February 2006.

In February 2006, when we successfully emerged from bankruptcy under a plan of reorganization, we retained a new Chief Financial Officer and other accounting personnel. In May 2006we engaged new auditors to audit our financial statements for fiscal years from and after February 2005 and to review our interim quarterly financial statements for all subsequent quarters. We continued to work diligently towards the completion and filing of delinquent quarterly and annual reports. However, delays were unavoidable due to the impact of the factors discussed above and the number of financial reporting periods involved. Subsequent to November 30, 2007, we became current with respect to all of our quarterly and annual reports. We now believe that as of the date of this report the causes of delinquent filings have been eliminated and that our disclosure controls and procedures are now adequate to ensure timely and accurate disclosure under SEC rules and regulations.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended November 30, 2007, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended November 30, 2007, we issued 5,838,863 shares of common stock for proceeds of $5,650,620.

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