Form 10-K
period 2008-02-29
AURA SYSTEMS INC
filed 2008-06-13
CIK 826253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

 ☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended______________________February 29, 2008
OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________________ to ___________________

Commission file number _____0-17249

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
Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated file, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Act).

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-accelerated filer ☒ Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes☐ No ☒

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes☒ No ☐

On August 31, 2007 the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $46 million. The aggregate market value has been computed by reference to the last trading price of the stock on August 31, 2007.

On May 15, 2008, the Registrant had 39,228,226 shares of common stock outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report contains forward-looking statements within the meaning of the federal securities laws. Statements other than statements of historical fact included in this Report, including the statements under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business” and elsewhere in this Report regarding future events or prospects are forward-looking statements. The words “approximates,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans” “would “should,” “may,” or other similar expressions in this Report, as well as other statements regarding matters that are not historical fact, constitute forward-looking statements. We caution investors that any forward-looking statements presented in this Report are based on the beliefs of, assumptions made by, and information currently available to, us. Such statements are based on assumptions and the actual outcome will be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control or ability to predict. Although we believe that our assumptions are reasonable, they are not guarantees of future performance and some will inevitably prove to be incorrect. As a result, our actual future results may differ from our expectations, and those differences may be material. Accordingly, investors should use caution in relying on forward-looking statements to anticipate future results or trends.

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

PART I

ITEM 1. BUSINESS

Introduction and History

We design, assemble and sell the AuraGen®, our patented mobile power generator that uses the engine of a vehicle to generate electric power. The AuraGen® delivers on-location, plug-in electricity for any end use, including industrial, commercial, recreational and military applications. The AuraGen® system consists of three primary subsystems (i) the patented axial design alternator, (ii) the electronic control unit (“ECU”) and (iii) mounting kit that is a mechanical interface between the alternator and the automobile. Compared to the traditional solutions addressing the multi-billion dollar North American mobile power market (i.e., Gensets, traditional alternators, permanent magnet alternators, dynamic and static inverters), we believe the AuraGen® provides alternating current (“AC”) power as well as simultaneous direct current (“DC”) power with greater reliability and flexibility at a lower cost to the end user. We began commercializing the AuraGen® in late 1999 as a 5,000-watt 120/240V AC machine compatible with certain Chevrolet engine models. In 2001, we added an 8,000 watt configuration and also introduced AC/DC and the Inverter Charger System (“ICS”) options. In Fiscal 2008, we introduced a dual system that generates up to 16,000-watts of continuous power. We now have configurations available for more than 90 different engine types, including a majority of General Motors and Ford models, some Daimler Chrysler models and numerous others engine models made by International, Isuzu, Nissan, Mitsubishi, Caterpillar, Detroit Diesel, Cummins, and Freightliner. Also in Fiscal 2008, the AuraGen was installed on a number of boats for both government and recreational end users. To date, AuraGen® units have been sold in numerous industries, including recreational, utilities, telecommunications, emergency/rescue, public works, catering, oil and gas, transportation, government and the military. Our objective is to be the leading developer and supplier of fully integrated mobile electric power systems.

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

During fiscal 2002 through fiscal 2005, we continued to downscale our operations. However, the impact of the related cost reductions was insufficient to offset our extremely weak financial condition, which was worsened by late fees, penalties and transaction costs incident to financial defaults. In June 2005, we filed for protection under Chapter 11 of the Bankruptcy Code, and emerged on January 31, 2006 under a plan of reorganization.

In May 2008, we entered into an agreement with Emerald Commercial Leasing, Inc., of Conley, Georgia, whereby we acquired the transport refrigeration assets of Emerald, valued at approximately $385,000. The terms of the agreement call for payment for the acquired inventory as it is sold. In addition, we reached an agreement in principle to purchase their service facility for $1,050,000. The facility consists of approximately 6 acres of land and a building of approximately 10,000 square feet with several truck service bays and a small amount of office space. The facility will be used by Aura for warehousing, service, and installation of the AuraGen for customers in the southeastern United States. Until the acquisition of the facility is finalized, including the assumption or refinancing of the approximately $950,000 in mortgage debt, Aura will pay approximately $7,000 per month in rent for the facility. The agreement also assigns to Aura all rights to drawings, designs, sketches, layouts integration know-how, parts lists, and vendor lists for the all electric refrigeration system based on commercial refrigeration design. In addition, the agreement returns the previously assigned exclusive selling rights for the transport refrigeration industry to Aura. As a result, Aura can now offer an end-to-end solution to its customers in the refrigeration truck industry. We also agreed to hire eight of the employees of Emerald, effective June 1, 2008, and entered into an employment agreement with Emerald’s President, Mr. Joseph Dickman, effective August 1, 2008, which employs Mr. Dickman as Vice President of Sales.

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

The AuraGen is now available in three continuous power levels, (a) 5,000 watts AC/DC, (b) 8,000 watts AC/DC and (c) 16,000 watts AC/DC.  All AC power is pure sine wave with total harmonic distortion  of less than 2.1% and is available in both 120 VAC and or 240 VAC.  In addition, the power generated on all models can be partitioned to provide simultaneous AC and 14 or 28 volts of DC or only DC, if required by the user.  The AuraGen power levels can be generated while the vehicle is being driven or parked. The VIPER (the military version of the AuraGen® system includes as an option a complete power management system which (i) monitors in real time the batteries’ voltage and temperature, (ii) provides a partition of the power between AC and DC simultaneously with the ability to be programmed from all AC to all DC, (iii) monitors the RPM of the generator, (iv) monitors the temperatures of the generator and the ECU, (iv) monitors the raw power generated, (v) monitors both the AC and DC loads as to voltage and current, (vi) provides programming of load prioritization and load shedding, and (vii) monitors the voltage of the internal 400VDC buss.

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

More recently we expanded our focus and are now marketing to companies in the oil and gas segment, the transport refrigeration segment, state and local governments, in particular, the Department of Transportation (“DOT”), and in the recreational boating industry.

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

Facilities, Manufacturing Process and Suppliers

We assemble and test the AuraGen® at our 27,000 square foot facility in El Segundo, California, with components that are produced by various suppliers. Effective December 31, 2007, our current lease expired and we are currently on a month-to-month lease. In February 2008, we entered into a lease for a new facility of approximately 25,500 square feet, near our current facility. The lease is for a term of five years, commencing May 1, 2008, and carries a base rent of $28,019 per month. We expect to be able to move into this facility in the second quarter of fiscal 2009, and terminate the month-to-month lease on our current facilities at that time. We feel this facility is sufficient for our current needs. We plan to expand our manufacturing and warehouse capacity during fiscal 2009 with a new facility in the Atlanta, Georgia area. The new facility will be no less than 50,000 square feet and will provide enough capacity to handle our projected business for the next few years. The new facility will use the experience learned over the last few years to trim the manufacturing process and to improve throughput. When the new facility comes on line our production capacity will be 24,000 units per year. Subsequent to year-end we entered into negotiations to acquire a service and installation facility in Conley, Georgia. The facility consists of approximately 6 acres of land and a building of approximately 10,000 square feet with several truck service bays and a small amount of office space. The facility will be used by Aura for warehousing, service, and installation of the AuraGen for customers in the southeastern United States. We expect to complete this acquisition in the second quarter of fiscal 2009.

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

Research and Development

From fiscal 2002 through fiscal 2005 we reduced substantially all research and development activities due to our weakened financial condition. Although we believe that ongoing research and development is important to the success of our product in order to utilize the most recent technology, to develop additional products and additional uses for existing products, to stay current with changes in vehicle manufacture and design and to maintain an ongoing advantage over potential competition, our financial condition has not allowed significant expenditures on research and development, as all costs are being minimized while we seek to maintain solvency and attain profitability. When we emerged from Chapter 11 reorganization, we started to rebuild our research and development team. We have introduced and started to ship, for military applications, our dual system and our Tamgen (two generators connected in tandem) system, which generate up to 16,000 watts of continuous power with both AC and DC simultaneously. We are now shipping commercial units with 200amp, 24VDC capabilities and have completed the design and are currently testing units that are approximately one third smaller than the current 5,000 and 8,000 watts system that will supply 3,000 to 4,000 watts. We are also pursuing the development of a larger unit that we expect to have 25,000 watts capability. In addition, we plan to start developing electric motors based on the AuraGen technology with the focus of this development on the ½ to 10 horsepower segment of the industry.

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

Induction Machine

The basic patent covers a new form of induction machine with superior performance in a much smaller size than conventional machines. The solid cast rotor, the shaped magnetic field, the secondary conduction path through the steel, and the axial magnetic orientations are key components of this innovation.

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

Employees

As of May 31, 2008, we employed 59persons. We are not a party to any collective bargaining agreements.

Significant Customers

During the year ended February 29, 2008 we conducted business with three major customers whose net sales comprised 42 % of our net sales. As of February 29, 2008, three customers accounted for 30% of our net accounts receivable.

During the year ended February 28, 2007, we conducted business with two customers whose sales comprised 24% of our net sales. As of February 28, 2007, three customers accounted for 50% of our net accounts receivable.

Backlog

As of May 1, 2008, we had a backlog of approximately $5.5 million. Of this amount, approximately $4.2 million is for delivery after the 2009 fiscal year Approximately $4 million of this backlog is subject to cancellation or renegotiation at the convenience of the government. We had no material backlog at the prior year corresponding date.

ITEM 1A. Risk Factors

Risk Factors Relating to Our Business

We have a history of losses and we may not be profitable in any future period.

In each fiscal year since our organization in 1987 we have not made an operating profit. We have an accumulated deficit in excess of $350 million from our inception through February 29, 2008. Since emerging from bankruptcy, we have incurred approximately $15 million in losses. We cannot assure you that we will be able to achieve or maintain profitability or positive cash flow.

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

In the past, in order to maintain liquidity we have relied upon external sources of financing, principally equity financing and private and bank indebtedness. We have no bank line of credit and require additional debt or equity financing to fund ongoing operations. We have no firm commitments from third parties to provide additional financing and we cannot assure you that financing will be available at the times or in the amounts required. If we cannot raise needed funds, we would be forced to make substantial reductions in our operating expenses, which could adversely affect our ability to implement our current business plan and ultimately our viability as a company.

Our auditors have qualified their reports on our financial statements to indicate that there is substantial doubt as to our ability to continue as a going concern, which could adversely affect our ability to obtain third party financing.

Our auditors, Kabani and Company, have qualified their reports on the current financial statements to indicate that there is “substantial doubt” about our ability to continue as a going concern. This opinion is based upon our continuing losses from operations. The existence of the going concern qualification could affect our ability to obtain financing from third parties or could result in increased cost of this financing.

Our success over the short-term depends on the commercial success of the AuraGen® products, as we are not currently engaged in any other line of business.

Because we have focused our business on developing mobile power solutions in the 3,000 to 25,000 watts range, rather than on diversifying into other areas, our success in the foreseeable future will be dependent upon the commercial success of the AuraGen® product line.

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

In June 1999, we failed to file our Annual Report on Form 10-K on the due date prescribed by the SEC, as we were unable to complete the audit of our financial statements. This in turn delayed the filing of three subsequent Quarterly Reports on Form 10-Q. The delay was occasioned by inadequate financial resources brought about by severe financial difficulties of our computer peripherals subsidiary, NewCom, which ceased operations in the first quarter of 1999. As a result of the delinquent filings, our common stock was de-listed from the Nasdaq National Market in July 1999. In February 2000, we completed our financial restructuring and filed all delinquent SEC reports, and listed our common stock on the NASD, Inc. OTC Bulletin Board (the “OTCBB”). From February 2005, through March 2008, we failed to timely file quarterly reports on Form 10-Q and Annual Reports on Form 10-K. This delay was caused by inadequate financial resources, culminating in our filing for reorganization under Chapter 11 of the U.S. Bankruptcy Code in June 2005. We emerged from Chapter 11 under a court approved reorganization plan on January 31, 2006. We filed all of our delinquent reports in March of 2008, and on April 15, 2008, we were listed on the OTCBB under the symbol AUSI. Continued listing on the OTCBB and other U.S. exchanges requires that we timely file periodic SEC reports. Our failure to remain timely in our filings, therefore, could result in the delisting of our common stock on the OTCBB, which in turn could adversely affect the market liquidity of our common stock.

We may issue additional shares of our authorized common stock without obtaining the approval of our stockholders.

As of the date of this report, our corporate charter currently authorized our Board of Directors to issue up to 50,000,000 shares of common stock, of which 39,228,226 shares were outstanding as of May 15, 2008. The power of the Board of Directors to issue authorized shares of common stock is generally not subject to stockholder approval under Delaware state law, the state of our corporate organization. Any additional issuance of our common stock may have the effect of further diluting the equity interest of stockholders, and such dilution could be substantial.

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

As of February 29, 2008, we had outstanding 8,471,679 options and warrants to purchase our common stock at exercise prices ranging between $2.00 and $4.00. If those option and warrant holders exercise these securities, we will be obligated to issue additional shares of common stock at the stated exercise price. As of May 15, 2008, the closing price of our common stock was $1.04 per share. The existence of such rights to acquire common stock at fixed prices may prove a hindrance to our efforts to raise future equity funding, and the exercise of such rights will dilute the percentage ownership interest of our stockholders and may dilute the value of their ownership. Future sale of shares issuable on the exercise of outstanding warrants and options at fixed prices below prevailing market prices, or expectations of such sales, could adversely affect the prevailing market price of our common stock, particularly since such warrants or options may be exercised at a fixed price and resold. Further, the holders of the outstanding warrants may exercise them at a time when we would otherwise be able to obtain additional equity capital on terms more favorable to us.

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

ITEM 2. PROPERTIES

Effective December 31, 2007, the lease on our current facility expired and we are now on a month-to-month lease. In February 2008, we entered into a lease for a new facility of approximately 25,500 square feet, near our current facility. The lease is for a term of five years, commencing May 1, 2008, and carries a base rent of $28,019 per month. We expect to move into this new facility in the second quarter of fiscal 2009 and at that time vacate our present facility. The Company is also negotiating to purchase the service and installation facilities of Emerald, which comprises approximately 6 acres of land and a building of approximately 10,000 square feet with several truck service bays and a small amount of office space. The facility will be used by Aura for warehousing, service, and installation of the AuraGen for customers in the southeastern United States. Until the acquisition of the facility is finalized, including the assumption or refinancing of the approximately $950,000 in mortgage debt, Aura will pay approximately $7,000 per month in rent for the facility. If our sales continue to increase as we anticipate, we will need to further expand our facilities to meet required production levels.

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

No matters were submitted to a vote of security holders in the fourth quarter of fiscal 2008.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our shares are listed on the OTC Bulletin Board under the symbol “AUSI”. Set forth below are high and low bid prices for our common stock for each quarterly period in the two most recent fiscal years. Such quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not necessarily represent actual transactions in the common stock. We had 3,319 stockholders of record as May 15, 2008.

Period	High	Low
Fiscal 2007
First Quarter ended May 31, 2006	$3.25	$0.55
Second Quarter ended August 31, 2006	$0.90	$0.53
Third Quarter ended November 30, 2006	$0.80	$0.75
Fourth Quarter ended February 28, 2007	$1.63	$0.65

Period	High	Low
Fiscal 2008
First Quarter ended May 31, 2007	$1.80	$1.21
Second Quarter ended August 31, 2007	$1.46	$0.85
Third Quarter ended November 30, 2007	$1.73	$1.35
Fourth Quarter ended February 29, 2008	$2.36	$1.55

On May 15, 2008, the reported closing sales price for our common stock was $1.04.

Dividend Policy

We have not paid any dividends on our common stock and we do not anticipate paying any dividends on our common stock in the foreseeable future.

Sales of Unregistered Securities

During the three months ended February 29, 2008, we sold 531,858 shares of our common stock to private investors for proceeds of $519,267. In January, 2008, we sold $704,000 of 7% convertible debentures to private investors. The debentures are convertible into our common stock at the option of the holder at a price of $3 per share, and are for a term of five years. If the closing price of our stock exceeds two times the conversion price ($6) for fifteen consecutive trading days, the debenture will automatically be converted into shares of our common stock. For additional information regarding the debentures see Managements Discussion and Analysis. All such securities were issued and sold in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, and the certificates representing such securities contain a restrictive legend reflecting the limitations on future transfer of those securities. The offer and sale of these securities was made without public solicitation or advertising. The investors represented to us that they were knowledgeable and sophisticated, and were experienced in business and financial matters so as to be capable of evaluating an investment in our securities and were an “accredited investor” within the meaning of Regulation D promulgated under the Securities Act of 1933. Each of these investors was afforded full access to information regarding our business.

Repurchases of Equity Securities

We did not repurchase any shares of our common stock during the fourth quarter of fiscal 2008.

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

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN*

AMONG AURA SYSTEMS, INC., THE NASDAQ STOCK MARKET (U.S.) INDEX AND THE S & P SMALL CAP INDUSTRIAL INDEX

$100 INVESTED ON 2/28/2003 IN STOCK OR INDEX-INCLUDING REINVESTMENT OF DIVIDENDS. FISCAL YEAR ENDING FEBRUARY 28

Cumulative Total Return and Year to Year Percent Return

		Feb-03	Feb-04	Feb-05	Feb-06	Feb-07	Feb-08
AURA SYSTEMS, INC.	Cum ret	$100.00	$88.16	$54.26	$16.30	$8.27	$9.03
	Year to Year %ROI	-79	-12	-38	-70	-49	9
NASDAQ STOCK MARKET INDEX (U.S.)	Cum ret	$100.00	$151.76	$153.40	$170.57	$180.64	$174.32
	Year to Year %ROI	-26	52	1	11	6	-4
S & P SC INDUSTRIAL 600	Cum ret	$100.00	$79.81	$123.17	$143.56	$176.39	$158.19
	Year to Year %ROI	7	-20	54	17	23	-10

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

AURA SYSTEMS, INC. AND SUBSIDIARIES

	February 29, 2008	February 28, 2007	February 28, 2006	February 28, 2005	February 29, 2004
Net revenues	$2,849,331	$1,624,074	$1,756,105	$2,525,431	$1,864,325
Cost of goods sold	$1,746,361	$745,060	$614,327	$1,573,116	$934,769
Inventory write down	$52,675	$419,765	$439,188	$2,088,703	$550,968
Gross profit (loss)	$1,050,295	$459,249	$702,590	$(1,136,388)	$378,588
Expenses:
Engineering, research & development	$1,541,617	$1,048,529	$1,483,247	$2,482,678	$2,135,061
Selling, general and administrative	$8,246,812	$5,200,393	$5,867,388	$6,061,542	$7,191,925
Class action litigation & other legal settlements	$-	$-	$267,726	$2,765,192	$-
Impairment losses on long-lived assets	$-	$-	$-	$544,510	$2,000,398

Total expenses	$9,788,429	$6,248,922	$7,618,361	$12,678,912	$11,327,384

Loss from operations	$(8,738,134)	$(5,789,673)	$(6,915,771)	$(13,815,300)	$(10,948,796)
Other (income) and expense:
Impairment of investments	$-	$-	$-	$286,061	$500,000
Loss on sale of minority interest in Aura Realty	$-	$-	$-	$-	$231,000
Gain (loss) on sale of investments/assets	$1,500	$7,750	$(2,446,798)	$-	$(201,061)
Interest expense	$(168,607)	$(392,977)	$6,602,020	$18,965,852	$2,409,732
Other	28,640	$6,453	$(50,000)	$(166,345)	$129,337
Loss on settlement of debt	$(84,425)	$-	$-	$-	$-
Change in derivative liability	$-	$-	$16,254,502	$(4,622,235)	$-
Provision (benefit) for taxes	$-	$-	$-	$-	$-
Minority interest	$-	$-	$-	$(3,970)	$(365,514)
Gain on extinguishment of debt obligations, net of income taxes	$-	$-	$1,730,979	$-	$67,415
Preferred stock dividend	$-	$-	$-	$525,377	$-

Net Income (loss)	$(8,960,486)	$(6,168,447)	$6,864,488	$(28,800,040)	$(13,584,875)

Net loss per common share	$(0.28)	$(0.25)	$2.24	$(22.35)	$(10.65)

Weighted average number of common shares	32,252,902	25,114,154	3,063,216	1,288,114	1,276,056

Cash/cash equivalents	$37,532	$1,051,259	$472,482	$61,376	$83,200
Working capital	$48,314	$832,744	$2,567,684	$(34,338,147)	$(14,011,245)
Total assets	$5,258,627	$5,549,137	$7,891,377	$13,305,777	$17,760,733
Total debt	$4,462,233	$4,907,824	$5,140,554	$36,535,119	$15,545,829
Net stockholders’ equity (deficit)	$796,394	$2,103,666	$4,082,983	$(23,883,233)	$(3,614,425)

Prior period amount regarding number of shares outstanding and the price per share have been restated to give effect to a 1 for 338 reverse split which became effective upon our exit from bankruptcy on January 31, 2006.

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

In September 2004, we entered into agreements with a group of investors and holders of secured debt in order to recapitalize the Company. These agreements are referred to as the “2004 Recapitalization Transactions”. Completion of the 2004 Recapitalization Transactions was intended to provide us with a more stable financial condition by infusing new capital through the sale of units comprising shares of Series B Preferred Stock and common stock warrants, conversion of $3.5 million of secured debt into shares of Series B Preferred Stock and warrants, extension of the maturity of the remaining $2.1 million of secured debt to August 2005, and the settlement of legal claims with former management. However, we continued to require further financing to remain solvent. Accordingly, subsequent to the end of fiscal 2005, in June 2005 we filed for protection under Chapter 11 of the U.S. Bankruptcy Code, and emerged on January 31, 2006 under a plan of reorganization.

In May 2008, we entered into an agreement with Emerald Commercial Leasing, Inc., of Conley, Georgia, whereby we acquired the transport refrigeration assets of Emerald, valued at approximately $385,000. The terms of the agreement call for payment for the acquired inventory as it is sold. In addition, we reached an agreement in principle to purchase their service facility for $1,050,000. The facility consists of approximately 6 acres of land and a building of approximately 10,000 square feet with several truck service bays and a small amount of office space. The facility will be used by Aura for warehousing, service, and installation of the AuraGen for customers in the southeastern United States. Until the acquistion of the facility is finalized, including the assumption or refinancing of the approximately $950,000 in mortgage debt, Aura will pay approximately $7,000 per month in rent for the facility. The agreement also assigns to Aura all rights to drawings, designs, sketches, layouts integration know-how, parts lists, and vendor lists for the all electric refrigeration system based on commercial refrigeration design. In addition, the agreement returns the previously assigned exclusive selling rights for the transport refrigeration industry to Aura. As a result, aura can now offer an end-to-end solution to its customers in the refrigeration truck industry. We also agreed to hire eight of the employees of Emerald, effective June 1, 2008, and entered into an employment agreement with Emerald’s President, Mr. Joseph Dickman, effective August 1, 2008, which employs Mr. Dickman as Vice President of Sales.

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

Specific asset categories are treated as follows:

Accounts Receivable: We record an allowance for doubtful accounts based on management's expectation of collectability of current and past due accounts receivable.

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

Results of Operations

Fiscal 2008 compared to Fiscal 2007

Revenues

Net revenues in fiscal 2008 increased $1,225,257 to $2,849,331 from $1,624,074 in fiscal 2007, an increase of 75%. The increase is primarily attributable to the expansion of our customer base. In the 2008 fiscal year we began shipping product to the trucking industry for use on refrigeration trucks, which totaled approximately $450,000 in sales. We also delivered the first units for use on military vehicles in South Korea for total sales of approximately $300,000. We expect our sales to continue to increase significantly as we expand our sales force and our customer base.

Cost of Goods

Cost of goods sold in fiscal 2008 increased $1,001,301 to $1,746,361 from $745,060 in fiscal 2007. As a percentage of net revenues, cost of goods sold increased to 61% in fiscal 2008 from 46% in fiscal 2007. The increase is attributable to the variation in the mix of products sold. There were a larger number of 5KW systems sold in the 2008 fiscal year, which carry a lower gross margin than our 8.5 KW systems. These systems were sold at lower margins to reduce our inventory of 5KW systems as we expect most of our customers to move towards the 8.5KW systems in the future. We expect cost of goods sold to decrease as a percentage of revenues as we deplete our inventory of 5KW units.

Engineering, Research and Development

Engineering, research and development costs increased $493,088 to $1,541,617 in fiscal 2008 from $1,048,529 in fiscal 2007. The increase is attributable to an increase in the number of employees and a renewed focus in product development. During the 2008 fiscal year we developed the Tamgen, the 200 amp ECU, the eight inch generator, and designed and built prototypes of smaller diameter units.

Selling, General and Administrative Expense

Selling, general and administrative expenses increased $3,046,419 to $8,246,812 in fiscal 2008 from $5,200,393 in fiscal 2007. The increase is due to an increase in the number of employees and an increase in the selling and marketing expenses as we worked to expand our customer base. Also, $1,656,839 was charged to expense in fiscal 2008 for the value of stock options granted to employees.

Non-Operating Income and Expenses

Net interest expense decreased to $168,607 in fiscal 2008 from approximately $400,000 in fiscal 2007. The decrease is due to a lower level of notes payable during the year.

Net Income/Loss

Our net loss in fiscal 2008 increased to $8,960,486 from $6,168,447 in fiscal 2007, an increase of $2,792,039. The increase is a result of the costs associated with the increase in personnel and the increased costs attributable to the new products being developed. Additionally, as noted above, costs of $1,656,839 attributable to the issuance of stock options substantially increased the interest charged to expense for the current fiscal year.

Fiscal 2007 compared to Fiscal 2006

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

Selling, General and Administrative Expense

Selling, general and administrative expenses decreased $666,995 to $5,200,393 in fiscal 2007 from $5,867,388 in fiscal 2006. The decrease was due to a reduction in legal expense of approximately $800,000, partially offset by an increase in our workforce as we began to rebuild after exiting bankruptcy.

Non-Operating Income and Expenses

Net interest expense decreased to approximately $400,000 in fiscal 2007 from $6.6 million in fiscal 2006. The decrease is a result of our substantially lower debt levels when we exited bankruptcy.

We realized gains of approximately $1.7 million on extinguishment of debt in fiscal 2006 as a result of the settlement of certain debts related to our bankruptcy filing. There was no comparable item in fiscal 2007.

Net Income/ Loss

Our fiscal 2007 net loss was $6.2 million. In fiscal 2006, we reported net income of $6.9 million. This was primarily a result of the recording of income of $16.3 million from a change in derivative liability that essentially reversed a charge for this amount in fiscal 2005. Net operating revenues and gross profit were $1.6 million and $.5 million, respectively, in fiscal 2007, and $1.8 million and $.7 million, respectively, in fiscal 2006.

Liquidity and Capital Resources

At February 29, 2008, we had cash of approximately $0.50 million, compared to approximately $1.05 million at February 28, 2007. At February 29, 2008 we had working capital of approximately $50,000 as compared to approximately $800,000 at the end of the prior fiscal year. At February 29, 2008, we had accounts receivable, net of allowance for doubtful accounts, of approximately $800,000 compared to approximately $250,000 at February 28, 2007.This increase is a result of the increased level of sales in the 2008 fiscal year. In fiscal 2008 we acquired property and equipment at a cost of approximately $170,000. As of May 15, 2008, we had less than $100,000 in cash.

We acquired property and equipment at a cost of approximately $63,000 in fiscal 2007. At February 29, 2008, we had no material capital project that would require funding. Subsequent to year end we agreed to acquire a service facility in Conley, Georgia, for $1,050,000.Subsequent to year end, we also entered into a lease for a new facility in El Segundo, California, of approximately the same size as our current facility, which we expect to be adequate for our current needs. If our sales continue to increase as we anticipate, we will need to further expand our facilities to meet required production levels. In fiscal 2008 we made payments on notes payable of approximately $450,000 compared to debt repayments of $0.1 million in fiscal 2007. In fiscal 2008 we incurred additional debt obligations of $704,000 in the form of 7% convertible debentures. These debentures carry a term of five years and are convertible into shares of our common stock at a price of $3.00 per share. If the closing price of our stock exceeds two times the conversion price ($6) for fifteen consecutive trading days, the debenture will automatically be converted into shares of our common stock. If an event of default occurs, which includes, but is not limited to, the failure to pay interest or principal when due, or the filing of bankruptcy, the holder may declare the entire outstanding principal balance and all accrued but unpaid interest, immediately due and payable. Interest is required to be paid quarterly, beginning May 31, 2008. Additionally, in the 2008 fiscal year, $183,533 of secured notes payable was converted into 183,533 shares of our common stock. During the year ended February 28, 2007 $167,346 of accrued and unpaid interest was added to the principal amount of notes payable. Under the terms of the secured notes, no payments were required for the first twelve months, and all interest accrued during this period was added to the balance of the notes.

During fiscal 2008 we issued 6,891,791 shares of common stock for net proceeds of $6,433,089. We also issued 183,533 shares of common stock in satisfaction of $183,533 of secured notes payable, and issued 2,012,577 shares of common stock as penalty shares for failure to file a registration statement for previously issued shares.

Subsequent to year end, the Board of Directors offered to modify the terms of the warrants to purchase our common stock that were issued in January 2006 as part of our Chapter 11 bankruptcy plan of reorganization. Under the modification, the holders of these warrants could elect to either (i) exercise the warrants at a price of $1.00 per share, or (ii) change the exercise price from $4.00 to $2.00 per share and shorten the expiration date from January 31, 2011 to January 31, 2009, or (iii) continue to hold the warrants with no modification of their terms. As a result of the offer to modify the warrants, 1,197,103 shares were exercised through May 2008 resulting in cash proceeds of $1,197,103. Additionally, 430,329 warrants held by the secured note holder were exercised in lieu of note payments, leaving 2,667,739 of the bankruptcy warrants outstanding.

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

Secured Note Holders – The holders of the Secured Notes, with an approximate principal balance of $5.5 million immediately prior to the Effective Date, received 1,134,000 shares of Common Stock, warrants to purchase 259,900 shares of Common Stock, and restated Secured Notes with a reduced principal balance of $2,525,000 on the Effective Date, after giving effect to a $75,000 cash payment by the Company on the Effective Date. The Secured Notes, as restated, continued to be secured by substantially all of the assets of the Company, with annual interest of 7%, and payable in 48 equal monthly installments commencing 12 months after the Effective Date.

DIP Lenders - The DIP Lenders converted all of their approximately $4.06 million of loans immediately prior to the Effective Date into 6,065,699 shares of Common Stock and warrants to purchase 606,570 shares of Common Stock on the Effective Date.

Unsecured Claims – Holders of approximately $8.3 million of unsecured claims against the Company immediately prior to the Effective Date received approximately 4.7 million shares of Common and warrants to purchase 945,900 shares of Common Stock on the Effective Date in exchange for their unsecured claims.

New Money Investors –A group of new investors (“New Money Investors”) contributed a total of $3,045,000 of new money on the Effective Date in exchange for 3,349,500 shares of Common Stock and warrants to purchase 669,000 shares of Common Stock, of which approximately $1.1 million was used to pay administrative expenses of the bankruptcy proceeding outstanding on the Effective Date. An additional 837,375 shares of Common Stock were issued under the Plan following the Effective Date as the Company did not timely file a registration statement.

Series A Preferred Stockholders – The holders of the Series A Preferred Stock, of which 591,110 shares were outstanding immediately prior to the Effective Date, received a total of 357,818 shares of Common Stock and warrants to purchase 89,455 shares of Common Stock in exchange for their Series A Preferred Stock.

Series B Preferred Stockholders – The holders of $9,979,838 of Series B Preferred Stock which was fully paid for immediately prior to the Effective Date, received a total of 3,215,712 shares of Common Stock and warrants to purchase 987,195 shares of Common Stock in exchange for their Series B Preferred Stock. The remaining, unpaid shares of Series B Preferred Stock were cancelled on the Effective Date.

Common Stockholders – The holders of the 439,458,082 shares of Common Stock outstanding immediately prior to the Effective Date (“Old Common Stock”) received approximately 1.3 million shares of new Common Stock in the reorganized Company on the Effective Date in exchange for the Old Common Stock (i.e. one share of new Common Stock in exchange for each 338 shares of Old Common Stock).

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

New Warrants – The warrants to purchase a total of approximately 3,807,319 shares of Common Stock issued under the Plan to the New Money Investors, the DIP Lenders, holders of unsecured claims, holders of Series A and Series B Preferred Stock and the Aries Group entitled the warrant holder to purchase Common Stock at a price of $3.00 per share during the first 12 months following the Effective Date, $3.50 per share during the second 12 months following the Effective Date, and $4.00 per share thereafter. The warrants to purchase a total of 259,900 shares of Common Stock issued under the Plan to the holders of the Secured Notes entitled the warrant holder to purchase Common Stock at a price of $2.00 per share during the first 12 months following the Effective Date, $2.50 per share during the second 12 months following the Effective Date, and $3.00 per share thereafter. The Plan also provided for the reservation by the Company of warrants for 500,000 shares for the Company’s management and 500,000 shares for the Company’s Board of Directors.

Contractual Obligations

The table below describes the Company’s future contractual obligations, including items not included in the consolidated balance sheet, as of February 29, 2008:

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long Term Debt Obligations (a)	$3,223,998	$1,334,221	$1,185,777	$0	$704,000
Capital lease obligations	$0	$0	$0	$0	$0
Operating leases (b)	$1,681,140	$280,190	$672,456	$672,456	$56,038
Minimum license commitment	$0	$0	$0	$0	$0
Fixed asset and inventory purchase commitments	$0	$0	$0	$0	$0

Total contractual cash obligations	$4,853,935	$1,527,677	$1,893,764	$672,456	$760,038

(a)
Represents notes payable dated January 31, 2006, bearing interest at a rate of 7% per annum and secured by substantially all of our assets. The notes carry a term of five years with interest accruing the first 12 months, principal and interest payments beginning the 13th month, and continuing through month 60. Also includes $704,000 of five year, 7% convertible debentures, convertible into our common stock at a price of $3.00 per share. For additional information regarding the terms of these Notes, see the discussion appearing above in “Liquidity and Capital Resources.”

(b)	Represents obligations for the lease of our new facilities which begins May 1, 2008.

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

ITEM 9A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit, is recorded, processed, summarized and reported, within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures. Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures and have concluded, as of February 29, 2008, that they were effective

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended February 29, 2008, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the three months ended February 29, 2008, we sold 531,858 shares of our common stock to private investors for proceeds of $519,267. In January, 2008, we sold $704,000 of 7% convertible debentures to private investors. The debentures are convertible into our common stock at the option of the holder at a price of $3 per share, and are for a term of five years. If the closing price of our stock exceeds two times the conversion price ($6) for fifteen consecutive trading days, the debenture will automatically be converted into shares of our common stock. For additional information regarding the debentures see Managements Discussion and Analysis. All such securities were issued and sold in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, and the certificates representing such securities contain a restrictive legend reflecting the limitations on future transfer of those securities. The offer and sale of these securities was made without public solicitation or advertising. The investors represented to us that they were knowledgeable and sophisticated, and were experienced in business and financial matters so as to be capable of evaluating an investment in our securities and were an “accredited investor” within the meaning of Regulation D promulgated under the Securities Act of 1933. Each of these investors was afforded full access to information regarding our business.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The following table sets forth our directors and executive officers, their age, and the office they hold.

Name	Age	Title

Directors

Melvin Gagerman	65	Chairman, Director, Chief Executive Officer, Chief Financial Officer and President
Arthur J. Schwartz, PhD	60	Director, Chief Technical Officer
Dr. Maurice Zeitlin	66	Director, Chairman - Nominating Committee; member, Compensation Committee and Audit Committee
Warren Breslow	65	Director, Chairman - Audit Committee; member, Nominating Committee and Compensation Committee
Salvador Diaz-Verson, Jr.	53	Director, Chairman, Compensation Committee; member, Audit Committee and Nominating Committee

Other Executive Officers

Yedidia Cohen	52	Vice President of Engineering

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

Yedidia Cohen – Mr. Cohen has been employed by us since July, 2001, developing numerous magnetic applications, and has been our VP of Engineering since May, 2006. Prior to being appointed VP of Engineering he was the lead engineer on the AuraGen mechanical tasks. Mr. Cohen has extensive experience in designing and building highly reliable and durable weapon systems. He spent much of his professional carrier at Raphael (Weapon development and testing facility for the Israeli Army). In addition to his vast experience in weapon systems, Mr. Cohen worked for Electric Power Corporation in Haifa, Israel, where he specialized in conceptual design of power generation plane, thermodynamic calculations, design of boilers, pressure vessels and heat exchangers. In addition to his engineering skills Mr. Cohen has experience in building and managing teams of engineers working on complex tasks. Mr. Cohen has a M.S.E.E degree in Mechanical Engineering from the Technion in Haifa, Israel.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our officers and directors, and beneficial owners of more than ten percent of the common stock, to file with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc. reports of ownership and changes in ownership of the common stock. During the year ended February 28, 2007, Warren Breslow, a director, acquired 384,615 shares of common stock for which he failed to file a Form 4. During the year ended February 28, 2008, the following directors failed to file a Form 4 for their acquisitions of stock: Melvin Gagerman – 137,362 shares, Dr. Arthur Schwartz – 14,285 shares; Dr. Maurice Zeitlin – 96,702 shares; Warren Breslow – 549,450 shares.

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

Dr. Arthur J. Schwartz, a director, was a consultant to the Company from March 1, 2006, until November 30, 2006, at which time he was appointed Chief Technical Officer. Dr. Schwartz receives an annual base salary of. $180,000.

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

The Gagerman Agreement provides for an annual bonus to be approved by the Board of Directors of up to $100,000 based on objective and subjective milestones and, in the case of the 2007 fiscal year, provided the company has the available cash, and an additional annual bonus at the discretion of the Board of Directors of up to $100,000 for achievements in excess of expected milestones. The initial qualitative milestones and their quantitative relative weight were specified in the Gagerman Agreement for fiscal 2007, fiscal 2008 and fiscal 2009, and relate to achievement of specified business, financial and organizational performance goals. The Compensation Committee may change both the qualitative goals and relative weight of the goals by giving notice to Mr. Gagerman prior to the fiscal quarter that the change will take effect. In addition, the Compensation Committee retains the discretion under the Gagerman Agreement to pay an annual bonus regardless of whether the stated milestones are achieved. The milestones are set with the expectation that it is probable that the milestones will be met in the applicable fiscal year. In December 2007 the Compensation Committee determined to award Mr. Gagerman a bonus of $100,000 for the fiscal 2007 year, which has not yet been paid. The Compensation Committee has determined that the performance goals were not sufficiently met and therefore no bonus will be paid for the current fiscal year.

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

2006 Stock Option Plan

 In September 2006 our Board of Directors adopted an employee stock option plan, which is subject to shareholder approval. The option plan authorizes the Board of Directors or a committee of directors designated by the Board (the “Option Committee”) to grant options to employees, directors and consultants. At the time of the option grant the Option Committee designates the option for federal tax purposes as an “incentive stock option” or “non-statutory stock option.” The named executive officers are eligible to receive option grants under the option plan.

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

Subsequent to the end of fiscal 2007, in order to provide additional incentives to Mr. Gagerman, and in recognition of his accomplishments as both CEO and acting CFO, Mr. Gagerman was granted an additional 100,000 options, exercisable at $2.00 per share, with a term of five years. This grant is subject to shareholder approval of the Plan. In addition, subsequent to the end of fiscal 2007, we determined to extend the term of his 600,000 warrants from three years to five years and to fix the exercise price at $2.00 per share during the term of the warrants, subject to shareholder approval of the Plan.

Pursuant to our agreements with Mr. Gagerman, all of the options and warrants granted to him have a “cashless exercise feature” which allows Mr. Gagerman, at his option, to receive a reduced number of shares upon exercise of the options or warrants instead of paying the exercise price in cash.

In fiscal 2008 Dr. Schwartz and Yedidia Cohen were each granted 150,000 options, exercisable at $2.00 per share, with a term of five years. The option grants are subject to shareholder approval of the Stock Option Plan.

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

Our executive officers are eligible to participate in our 401(k) plan, with Mr. Cohen currently being the only executive officer to participate. We do not presently maintain any other deferred compensation or retirement plans.

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

Material Tax and Accounting Implications of Executive Compensation Program

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

Tax Consequences of Incentive Stock Options. Our 2006 stock option plan authorizes the grant of both “incentive stock options” and “non-qualified stock options.” The grant of an incentive stock option will not result in any immediate tax consequences to us or the optionee. An optionee will not realize taxable income, and we will not be entitled to any deduction, upon the timely exercise of an incentive stock option, but the excess of the fair market value of the shares of our common stock acquired over the option exercise price will be includable in the optionee’s “alternative minimum taxable income” for purposes of the alternative minimum tax. If the optionee does not dispose of the shares of our common stock acquired within one year after their receipt, and within two years after the option was granted, gain or loss realized on the subsequent disposition of the shares of our common stock will be treated as long-term capital gain or loss.

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

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed with management the “Compensation Discussion and Analysis” for the fiscal year ended February 29, 2008. Based on this review and discussion, the Compensation Committee recommended to the board of directors that the “Compensation Discussion and Analysis” section be included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2008.

The Compensation Committee:

Warren Breslow

Dr. Maurice Zeitlin

Salvatore Diaz-Verson

The following table summarizes all compensation earned for the fiscal years ended February 29, 2008, and February 28, 2007, to the individual who served as our chief executive officer during fiscal 2008, and the two other most highly compensated executive officers who were serving in such capacity as of February 29, 2008 (the "named executive officers").

2008 Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)		Option Awards ($) (3)	Non-Equity Incentive Plan Compensation		All Other Compensation ($)		Total ($)

Melvin Gagerman (1)	2008	360,000		-	-		50,326	(5)	410,326
Chief Executive Officer, Chief Financial Officer, and President	2007	319,154	(2)	171,359	100,000	(4)	19,320	(5)	609,833

Arthur J. Schwartz	2008	180,000		34,512	-		2,229	(6)	216,741
Chief Technical Officer	2007	42,231	(7)	-	-		-		42,231

Yedidia Cohen	2008	177,116		31,460	-		1,898	(6)	210,474
Vice President of Engineering	2007	164,285		-	-		808	(6)	165,093
(1)	Mr. Gagerman was elected Chairman and Chief Financial Officer effective February 1, 2006 and was elected President and Chief Executive Officer effective May 25, 2006.
(2)	Mr. Gagerman’s salary was $25,000 per month from January 1, 2006 until December 1, 2006 at which time it was increased to $30,000 per month.
(3)	Reflects the amount recognized for financial statement reporting purposes for the applicable fiscal year in accordance with FAS 123R, assuming no forfeitures.
(4)	Represents incentive plan cash bonus awarded to Mr. Gagerman for fiscal 2007, which has been earned but not yet paid.
(5)	Represents automobile and country club dues allowances, the cost of life insurance premiums, and medical expense reimbursements for fiscal 2007.
(6)	Represents Company matching contributions to the 401(k) plan.
(7)
Dr.. Schwartz, a director and executive officer, was a consultant to the Company from March 1, 2006, until November 30, 2006, at which time he was appointed Chief Technical Officer. Salary for fiscal 2007 only includes amounts paid as Chief Technical Officer effective December 1, 2006.

No bonuses or stock awards were granted to the above individuals for the 2007 or 2008 fiscal years.

Grants of Plan-Based Awards in the Last Fiscal Year

The following table sets forth certain information at February 29, 2008, and for the year then ended, with respect to plan-based awards granted to the individuals named in the Summary Compensation Table above.

2008 GRANTS OF PLAN-BASED AWARDS TABLE

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards(3)(4)				Option Awards: Number of Securities Underlying Options (#)		Exercise or Base Price of Option Awards ($ / Sh)		Grant Date Fair Value of Option Awards ($)(1)
Name	Grant Date (5)	Approval Date (5)	Threshold ($)		Target ($)	Maximum ($)
(a)	(b)	(c)	(d)		(e)	(f)
Melvin Gagerman	12/16/07	12/16/07					100,000	(2)	$2.00	(2)	$121,023
	n/a	n/a		(3)	$100,000	$200,000	-		-		-

Arthur J. Schwartz	03/01/07	03/01/07	-		-	-	150,000		$2.00	(2)	$172,558

Yedidia Cohen	03/01/07	03/01/07	-		-	-	150,000		$2.00	(6)	$172,558

(1)	Reflects the full grant date fair market value, computed in accordance with FAS 123R, assuming no forfeitures.
(2)	Options vest on the date of grant and are exercisable at a price of $2.00 per share, with a term of five years. This grant is made under the Plan, which is subject to shareholder approval.
(3)
The written employment agreement with Mr. Gagerman (the Gagerman Agreement) provides for an annual bonus in each fiscal year to be approved by the Board of Directors of up to $100,000 based on objective and subjective milestones and, in the case of the 2007 fiscal year, provided the Company has the available cash, and an additional annual bonus at the discretion of the Board of Directors of up to $100,000 for achievements in excess of expected milestones. The initial qualitative milestones and their quantitative relative weight were specified in the Gagerman Agreement for fiscal 2007, fiscal 2008 and fiscal 2009, and relate to achievement of specified business, financial and organizational performance goals. The Compensation Committee may change both the qualitative goals and relative weight of the goals by giving notice to Mr. Gagerman prior to the fiscal quarter that the change will take effect. In addition, the Compensation Committee retains the discretion under the Gagerman Agreement to pay an annual bonus regardless of whether the stated milestones are achieved. In December 2007 the Compensation Committee determined to award Mr. Gagerman a bonus of $100,000 for the fiscal 2007 year, which amount was previously reflected in the Summary Compensation Table for fiscal 2007, but has not yet been paid. He remains eligible for bonuses in future fiscal years. The compensation committee has determined that due to the Company’s financial position, no bonuses will be paid for the current year.

(4)	Column (e) represents the amount payable if all of the annual targets are met, and column (f) represents the maximum amount payable under the plan established in the Gagerman Agreement.
(5)
The grant date reflects the effective date of the equity grant for financial statement purposes under FAS 123R. The approval date reflects the date the Compensation Committee formally approved the stock option grant.

(6)
Options vest over a three year period from the date of grant and are exercisable at a price of $2.00 per share, with a term of five years. This grant is made under the Plan, which is subject to shareholder approval.

Outstanding Equity Awards at 2008 Fiscal Year-End

The following table summarizes certain information regarding the number and value of all options to purchase our common stock held by the individuals named in the Summary Compensation Table at February 29, 2008. No stock awards or equity incentive plan awards were issued or outstanding during fiscal 2008.

2008 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

	Option Awards
	Number of Securities Underlying Unexercised Options (#)		Number of Securities Underlying Unexercised Options (#)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)		Option Expiration Date
Name	Exercisable		Un-exercisable

Melvin Gagerman (a)(b)	250,000	(b)	0	(b)	—	$2.50	(a)	1/31/09	(a)
Melvin Gagerman (c)(d)	350,000	(d)	0	(d)		$2.50	(c)	1/31/09	(a)
Melvin Gagerman (e)	300,000	(e)	0	(e)		$2.00		[11/1/11	]
Melvin Gagerman (f)	100,000		0			$2.00		12/17/12
Arthur J. Schwartz(f)	150,000		0		-	$2.00		03/01/12
Yedidia Cohen(f)	150,000		—		—	$2.00		03/01/12

(a)
Effective January 31, 2006, Mr. Gagerman was awarded 250,000 Management Warrants by our Board of Directors as authorized under our Chapter 11 Plan of Reorganization. The terms of the Management Warrants provide for an exercise price of $2.00 per share during the first twelve (12) months from the effective date of issuance (January 31, 2006), $2.50 per share from the 13th to the 24th months from the effective date of issuance; and $3.00 per share from the 25th to the 36th month from the effective date of issuance. However, under the terms of Mr. Gagerman’s employment agreement, subject to shareholder approval of the Plan, the exercise price will be $2.00 per share. The exercise price in the table does not reflect shareholder approval. In fiscal 2008 the term of these options was extended from three years to five years, subject to shareholder approval. The term of the options in the table does not give effect to shareholder approval of the Plan.

(b)
The Management Warrants vest over a 36 month period: 1/36th of the shares of common stock underlying the warrant vest each month after the date of issuance, subject to his continuing to serve as an employee. However, under the terms of Mr. Gagerman’s employment agreement, subject to shareholder approval of the Plan, the warrants were fully vested as of May 1, 2006. The vesting information in the table does not give effect to shareholder approval of the Plan.

(c)
Effective January 31, 2006, Mr. Gagerman was awarded 350,000 Director Warrants by our Board of Directors as authorized under our Chapter 11 Plan of Reorganization. The terms of the Director Warrants provide for an exercise price of $2.50 per share. However, under the terms of Mr. Gagerman’s employment agreement, which are subject to shareholder approval under our Bylaws, the exercise price will be $2.00 per share. The exercise price in the table does not give effect to shareholder approval of the Plan. In fiscal 2008 the term of these options was extended from three years to five years, subject to shareholder approval of the Plan.

(d)
The Director Warrants vest over a two year period: 25% of the shares of common stock underlying the warrant vest each six months after the effective date of issuance (January 31, 2006). The Warrants were fully vested as of February 29, 2008.

(e)
These options were granted pursuant to the Gagerman Agreement entered into effective November 1, 2006. Options vest at the rate of 25,000 per month from the date of grant (November 1, 2006) and are exercisable at a price of $2.00 per share, with a term of three years. In fiscal 2008 the term of these options was extended from three years to five years. This grant is subject to shareholder approval of the Plan.

(f)	This grant is subject to approval of the Plan.

Option Exercises and Stock Vesting During 2008

No stock options were exercised during fiscal 2008 by the individuals named in the Summary Compensation Table. No stock awards were issued or outstanding during fiscal 2008.

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

Stock Options

The Gagerman Agreement provides for him to receive options to purchase 300,000 shares of common stock at an exercise price of $2.00 per share, of which 50,000 options are designated for tax purposes as “incentive stock options” and the remaining options are non-qualified options. The Gagerman Agreement originally provided for an option term of three years, which was subsequently extended to five years. The options vest at the rate of 25,000 per month. Unvested options vest if the Gagerman Agreement is terminated by either party under specified circumstances. All of these options vested as of November 2007 and are subject to shareholder approval of the Plan. In addition to the 300,000 options granted under the Gagerman Agreement, Mr. Gagerman has been granted an additional 700,000 options and warrants, described elsewhere in this Report, and remains eligible for future equity compensation awards.

Life Insurance, Dues and Car Allowance

The Gagerman Agreement requires us to pay life insurance premiums on his private life insurance policy, up to $7,500 per year. Mr. Gagerman is also entitled to receive $2,000 per month as an automobile allowance and country club dues, and reimbursement of the country club initiation fee of up to $8,000.

Medical Benefits

In addition to health and dental insurance generally available to all of our employees, Mr. Gagerman is also entitled to receive reimbursement of up to $15,000 per year for all non-covered medical and dental expenses for himself and his spouse, including deductibles and co-payments. His agreement also entitles him to reimbursement for the cost of long term care insurance.

Early Termination of Agreement

The Gagerman Agreement provides that either party may terminate the agreement prior to its stated term upon occurrence of the following events:

•
Death or Permanent Disability – The agreement automatically terminates upon Mr. Gagerman’s death or disability (as determined under our Long-Term Disability Plan, which provides for a benefit of 50% of his monthly salary to a maximum of $6,000 per month).

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

•
By the Company for Non-Performance – We may terminate the agreement upon 120 days prior notice in the event of “non-performance” by Mr. Gagerman. The agreement defines “non-performance” to mean a determination by not less than 75% of the members of our Board of Directors that Mr. Gagerman is not performing his duties as CEO and the continuation of the non-performance for 15 days after receiving notice of the Board’s determination.

•	By The Company Without Cause or Non-Performance – We may terminate the agreement upon not less than 12 months notice, without regard to Mr. Gagerman’s performance.

•	By Mr. Gagerman For Cause – Mr. Gagerman may terminate the agreement for “cause” upon not less than 45 days notice. The agreement defines “cause” to include:

•	A change in his job responsibilities resulting from a demotion; and

•	His removal as a member of the Board of Directors.

•	By Mr. Gagerman Without Cause– Mr. Gagerman may terminate the agreement upon not less than 120 days notice without regard to whether we are meeting our obligation under the agreement.

•
By Mr. Gagerman Upon a Change of Control – Mr. Gagerman may terminate the agreement upon not less than 30 days notice at any time following a “change in control.” The agreement defines change of control to mean:

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

Stock Options – Upon the termination of Mr. Gagerman’s employment as CEO the portion of the 300,000 options which are vested as of the date of termination remain exercisable in accordance with their terms. The unvested portion of the 300,000 options terminate upon termination of the agreement unless:

•	termination is a result of a “change in control”; or
•	We terminate the agreement other than for “cause” or “non-performance.”

in which case the unvested options become fully exercisable upon termination. All of these options were fully vested as of November 2007, subject to shareholder approval of the Plan.

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

Upon the occurrence of a severance payment event for Mr. Gagerman, assuming he were terminated as of February 29, 2008, he would be entitled to a severance payment of $1,080,000, payable within 45 days of the date of his termination.

Mr. Gagerman was the only named executive officer with unvested options or warrants outstanding as of February 29, 2008. The vesting of unvested options is accelerated upon termination of Mr. Gagerman’s employment under the circumstances described above. However, none of Mr. Gagerman’s were exercisable at a price less than the closing price of our common stock as of February 29, 2008.

Director Compensation During Fiscal 2008

The following table summarizes all compensation paid to directors other than named executive officers during fiscal 2008.

2008 DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)(2)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Maurice Zeitlin (3)	-	-	13,553	-	-	13,553
Warren Breslow (4)	-	-	13,553	-	-	13,553
Salvador Diaz-Verson, Jr. (5)	-	-	13,553	-	-	13,553

(1)	Reflects the amount recognized for financial statement reporting purposes for fiscal year 2008 in accordance with FAS 123(R), assuming no forfeitures.
(2)
In fiscal 2008 Messrs. Zeitlin, Breslow and Diaz-Verson were each granted Director Warrants (options) to acquire 25,000 shares, of our common stock at an exercise price of $2.50 per share, respectively, being not less than the fair market value of our common stock on the date of grant, which options vest at a rate of 25% every six months and expire in October 2012. The fair market value of each of these options at the time of grant, computed in accordance with FAS 123(R), was $13,553.

(3)	The director had 50,000 options outstanding as of February 29, 2008.
(4)	The director had 50,000 options outstanding as of February 29, 2008.
(5)	The director had 25,000 options outstanding as of February 29, 2008.

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

Compensation Committee Interlocks and Insider Participation

During the 2008 fiscal year our Compensation Committee was comprised of Messrs. Breslow, Diaz-Verson, Jr., Zeitlin and (until his resignation in June 2007) Sheldon Appel. None of the members of the Compensation Committee was an executive officer or employee of the Company. During the 2008 fiscal year, none of our executive officers served on our Compensation Committee.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, to the extent of our knowledge, certain information regarding our common stock owned as of May 1, 2008 (i) by each person who is known to be the beneficial owner of more than five percent (5%) of our outstanding Common Stock, (ii) by each of our Directors and the named executive officers in the Summary Compensation Table, and (iii) by all Directors and current executive officers as a group:

Beneficial Owner	Number of Shares of Common Stock	Percent of Common Stock (1))

Melvin Gagerman (2)	611,501	1.6%
Arthur Schwartz (3)	728,659	1.9%
Maurice Zeitlin (4)	1,116,260	2.8%
Warren Breslow (5)	1,488,378	3.8%
Salvador Diaz-Verson, Jr. (6)	115,934	*
Yedidia Cohen (7)	57,962	*
All current executive officers and Directors as a group (six)	4,118,694	10.5%

* Less than 1% of outstanding shares.

(1)
Beneficial ownership is determined in accordance with rules of the U.S. Securities and Exchange Commission. The calculation of the percentage of beneficial ownership is based upon 39,228,226 shares of common stock outstanding on May 15, 2008. In computing the number of shares beneficially owned by any shareholder and the percentage ownership of such shareholder, shares of common stock which may be acquired by a such shareholder upon exercise or conversion of warrants or options which are currently exercisable or exercisable within 60 days of May 1, 2008, are deemed to be exercised and outstanding. Such shares, however, are not deemed outstanding for purposes of computing the beneficial ownership percentage of any other person. Shares issuable upon exercise of warrants and options which are subject to shareholder approval are not deemed outstanding for purposes of determining beneficial ownership. Except as indicated by footnote, to our knowledge, the persons named in the table above have the sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(2)	Includes 446,639 warrants and options exercisable within 60 days of May 1, 2008.
(3)	Includes 157,433 warrants and options exercisable within 60 days of May 1, 2008.
(4)	Includes 157,757 warrants and options exercisable within 60 days of May 1, 2008.
(5)	Includes 279,313 warrants and options exercisable within 60 days of May 1, 2008.
(6)	Includes 60,989 warrants and options exercisable within 60 days of May 1, 2008.
(7)	Includes 51,327 warrants and options exercisable within 60 days of May 1, 2008.

The mailing address for the officers and directors is c/o Aura Systems, Inc., 2330 Utah Avenue, El Segundo, CA 90245.

Securities Authorized for Issuance Under Equity Compensation Plans as of February 29, 2008

Equity Compensation Plan Information as of February 29, 2008

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders (1)	802,778	$2.15	197,222
Equity compensation plans not approved by security holders (2)	1,491,500	2.26	1,508,500

(1)
Reflects warrants for management and directors under our Chapter 11 Bankruptcy Plan of Reorganization, which was approved by our creditors and shareholders and became effective in January 2006. A total of 500,000 warrants to purchase our common stock were reserved for issuance to management from time to time and 500,000 warrants were reserved for issuance to our directors from time to time. 250,000 Management Warrants and 350,000 Director Warrants were issued to Melvin Gagerman under the 2006 Chapter 11 Bankruptcy Plan. The numbers in this table are as of February 29, 2008, and do not give effect to the approval of the 2006 Stock Option Plan. If the 2006 Stock Option Plan is approved at a Meeting of Shareholders, the 600,000 Warrants previously issued to Mr. Gagerman will be automatically converted to options under the 2006 Stock Option Plan. Therefore, upon shareholder approval of the 2006 Stock Option Plan, 202,778 Warrants will remain outstanding with an average exercise price of $2.50, and 797,222 will remain available for future grants. For additional information regarding the terms of Director Warrants and Management Warrants see “2008 Outstanding Equity Awards at Fiscal Year End”, including the notes thereto, in the “Executive Compensation” section elsewhere in this Report

(2)	The only equity compensation plan which has not yet been approved by shareholders is the 2006 Stock Option Plan. Information regarding this Plan is contained elsewhere in this Report.

 ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Transactions

Since the beginning of the 2008 fiscal year, Mr. Breslow, a director, has made various temporary advances to the Company totaling $900,000. The highest amount outstanding at any one time was $500,000, and as of February 29, 2008, there is an outstanding balance of $500,000. Mr. Breslow also participated in a private placement with the Company in the amount of $850,000. Interest on the advances was at a rate of 10% per annum and totaled $1,452.05 through January 31, 2008.

Mr. Schwartz, a director and officer, has made various temporary advances to the Company totaling $175,000 during fiscal 2008. The highest amount outstanding at any one time was $100,000, and as of February 29, 2008, there was no outstanding balance. Mr. Schwartz also participated in a private placement with the Company in the amount of $13,000. Interest on the advances was at a rate of 10% per annum and totaled $794.52 through January 31, 2008.

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

The following table sets forth the aggregate fees billed to us by Kabani & Co. for the year ended February 28, 2008 and 2007:

	Year Ended February 28,
	2008	2007
Audit Fees(1)	$110,500	$82,500
Audit-related fees(2)	-	-
Tax fees(3)	-	-
All other fees(4)	-	-

Total	$110,500	$82,500

(1)
Included fees for professional services rendered for the audit of our annual financial statements and review of our annual report on Form 10-K and for reviews of the financial statements included in our quarterly reports on Form 10-Q for the first three quarters of the years ended February 28, 2008 and 2007.

(2)	Includes fees for professional services rendered in connection with our evaluation of internal controls.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Audit Committee pre-approves all audit and permissible non-audit services provided by our independent auditors. These services may include audit services, audit-related services, tax and other services. Pre-approval is generally provided for up to one year, and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis. During fiscal 2007 and 2008 all services provided by Kabani and Company were pre-approved by the Audit Committee in accordance with this policy.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this Form 10-K:

1.      Financial Statements

See Index to Consolidated Financial Statements at page F-1

2.      Financial Statement Schedules

See Index to Consolidated Financial Statements at page F-1

3.      Exhibits

See Exhibit Index

INDEX TO EXHIBITS

Description of Documents

[

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

10.11	Amended and Restated Promissory Note dated January 31, 2006, by Aura Systems, Inc. in favor of Raven Partners, L.P. (3)
10.12	Amended and Restated Promissory Note dated January 31, 2006, by Aura Systems, Inc. in favor of Koyah Ventures, LLC (3)
10.13	Consolidated, Amended and Restated Promissory Note dated January 31, 2006, by Aura Systems, Inc. in favor of Koyah Partners, L.P. (3)
10.14	Consolidated, Amended and Restated Promissory Note dated January 31, 2006, by Aura Systems, Inc. in favor of Koyah Microcap Partners Master Fund, L.P. (3)
10.15	Consolidated, Amended and Restated Promissory Note dated January 31, 2006, by Aura Systems, Inc. in favor of Koyah Leverage Partners, L.P. (3)
10.16	Lease between Aura Systems Inc., and Alliance Commercial Partners (3)
10.17	Lease between Aura Systems Inc., and Derek Lidow as Trustee for the Lidow Family Trust and Alexander Lidow (3)
10.18	Form of 7% Convertible Subordinated Debenture
10.19	Asset Purchase Agreement by and among Aura Systems, Inc. and Emerald Commercial Leasing, Inc.
10.20	Mutual Agreement Ending AuraGen Distributorship Exclusivity between Emerald Commercial Leasing, Inc. and Aura Systems Inc.
10.21	Employment Agreement Dated May 15, 2008, by and between Joseph Dickman and the Company.
14.1	Code of Ethics (3)
31.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350

(1)	Incorporated by reference from the Company's Report on Amendment to Form 8-A filed with the SEC on January 31, 2006.
(2)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on January 20, 2006.
(3)	Incorporated by reference from the Company’s Report on Form 10-K filed with the SEC for the year ended February 28, 2005.

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AURA SYSTEMS, INC.

Dated: June 13, 2008

By:	/s/ Melvin Gagerman
Melvin Gagerman
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signatures	Title	Date
/s/ Melvin Gagerman Melvin Gagerman	Chief Executive Officer, Acting Chief Financial Officer Director and Chairman of the Board (Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)	June 13, 2008

/s/ Arthur Schwartz	Director	June 13, 2008
Arthur Schwartz

	Director	June 13, 2008
/s/ Maurice Zeitlin
Maurice Zeitlin
	Director	June 13, 2008
/s/ Warren Breslow
Warren Breslow
	Director	June 13 , 2008
/s/Salvador Diaz-Verson, Jr.
Salvador Diaz-Verson, Jr.
	Director	June 13, 2008

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Financial Statements of Aura Systems, Inc. and Subsidiaries:

Consolidated Balance Sheets - February 29, 2008 and February 28, 2007	F-2
Consolidated Statements of Operations - Years ended February 29, 2008, February 28, 2007 and February 28, 2006	F-3
Consolidated Statements of Stockholders' Equity (Deficit) - Years ended February 29, 2008, February 28, 2007 and February 28, 2006	F-4
Consolidated Statements of Cash Flows - Years ended February 29, 2008, February 28, 2007 and February 28, 2006	F-5 to F-6
Notes to Consolidated Financial Statements	F-7 to F-21
Consolidated Financial Statement Schedule II: Valuation and Qualifying Accounts	F-22

Schedules other than those listed above are omitted because they are not required or are not applicable, or the required information is shown in the respective consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Aura Systems, Inc. and subsidiaries

We have audited the accompanying consolidated balance sheets of Aura Systems, Inc. (a Delaware corporation) and subsidiaries as of February 29, 2008 and February 28, 2007, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended February 29, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aura Systems, Inc. and subsidiaries as of February 29, 2008 and February 28, 2007, and the results of their operations and their cash flows for each of the three years in the period ended February 29, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  During the years ended February 29, 2008 and February 28, 2007, the Company incurred losses of $8,960,486 and $6,168,447, respectively and had negative cash flows from operating activities of $7,334,594 and $3,233,516, respectively during the years ended February 29, 2008 and February 28, 2007. The Company had an accumulated deficit of $354,121,403 as of February 29, 2008. These factors, among others, as discussed in Note 10 to the consolidated financial statements, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 10. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Kabani & Company, Inc.
Certified Public Accountants

Los Angeles, California
May 21 , 2008

AURA SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	February 29, 2008	February 28, 2007
ASSETS
Current assets:
Cash and cash equivalents	$37,532	$1,051,259
Accounts receivable, net of allowance for doubtful accounts of $99,300 and $164,241	787,054	249,984
Current inventories	1,500,000	750,000
Other current assets	266,184	243,854
Total current assets	2,590,770	2,295,097

Property, plant, and equipment, net	193,905	58,517
Non-current inventories net of allowance for obsolete inventories of $2,724,399 and $3,268,374	2,473,952	3,195,523
Total assets	$5,258,627	$5,549,137
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$708,359	$216,225
Current portion of notes payable	824,358	611,411
Notes payable- related party	509,863	-
Accrued expenses	529,876	470,092
Deferred income	-	164,625
Total current liabilities	2,542,456	1,462,353

Notes payable, net of current portion	1,889,777	1,983,118
Total liabilities	4,462,233	3,445,471

Commitments and contingencies

Stockholders' equity :
Common stock, $0.0001par value, 50,000,000 shares authorized, 37,783,539 and 28,695,638 issued and outstanding at February 29, 2008 and February 28, 2007	3,778	2,870
Additional paid-in capital	355,618,690	347,261,713
Subscription receivable	(704,671)	-
Accumulated deficit	(354,121,403)	(345,160,917)
Total stockholders' equity	796,394	2,103,666
Total liabilities and stockholders' equity	$5,258,627	$5,549,137

The accompanying notes are an integral part of these financial statements

AURA SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended February 29, 2008, February 28, 2007, and February 28, 2006

	2008	2007	2006
Net revenues	$2,849,331	$1,624,074	$1,756,105
Cost of goods sold	1,746,361	745,060	614,327
Inventory write down	52,675	419,765	439,188

Gross profit	1,050,295	459,249	702,590

Operating expenses
Engineering, research and development	1,541,617	1,048,529	1,483,247
Selling, general, and administrative	8,246,812	5,200,393	5,867,388
Legal settlements	-	-	267,726

Total operating expenses	9,788,429	6,248,922	7,618,361

Loss from operations	(8,738,134)	(5,789,673)	(6,915,771)

Other income (expense):
Gain on disposition of assets	1,500	7,750	2,446,798
Interest expense, net	(168,607)	(392,977)	(6,602,020)
Loss on settlement of debt	(84,425)	-	-
Other income (expense), net	28,640	6,453	(50,000)
Change in derivative liability	-	-	16,254,502
Bankruptcy settlements	-	-	1,730,979

Total other income (expense)	(222,352)	(378,774)	13,780,259

Net Income (Loss)	$(8,960,486)	$(6,168,447)	$6,864,488

Basic and diluted loss per share	$(0.28)	$(0.25)	$2.24

*Weighted-average shares outstanding	32,252,902	25,114,154	3,063,216

*	Basic and diluted weighted average no. of shares outstanding are equivalent because the effect of dilutive securities is anti-dilutive

The accompanying notes are an integral part of these financial statements

AURA SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Committed Common Stock	Additional Paid-In Capital	Subscription Receivable	Accumulated Deficit	Total Stockholders' Equity (Deficit)

Balance, February 28, 2005	2,562,383	$12,813	1,300,172	$130	$3,102,958	$318,857,824		$(345,856,958)	$(23,883,233)
Series B issued in private placements	26,963	123	-	-	-	123,338		-	123,461
Cancel preferred stock	(2,589,346)	(12,936)	-	-	-	(13,903,525)		-	(13,916,461)
Cancel common stock	-	-	(1,300,172)	(130)	(3,102,958)	(305,077,637)		-	(308,180,725)
Stock issued for cancelled common stock	-	-	1,300,172	130	-	308,180,595		-	308,180,725
Stock issued for cancelled preferred stock	-	-	3,319,403	332	-	13,916,129		-	13,916,461
Stock issued for additional claims	-	-	254,127	25	-	856,324		-	856,349
Stock issued in exchange for secured debt	-	-	1,134,000	113	-	2,899,887		-	2,900,000
Stock issued for new money contribution	-	-	3,349,500	335	-	2,952,665		-	2,953,000
Stock issued for DIP financing	-	-	6,065,699	607	-	4,063,411		-	4,064,018
Stock issued for administrative claims	-	-	2,766,786	277	-	(277)		-	-
Penalty shares issued on new money contribution	-	-	837,375	84	-	(84)		-	-
Stock issued for unsecured debt	-	-	4,611,247	461	-	8,125,478		-	8,125,939
Stock issued for legal settlements	-	-	644,401	64	-	1,135,501		-	1,135,565
Issuance of warrants	-	-	-	-	-	943,396		-	943,396
Net Income	-	-	-	-	-	-		6,864,488	6,864,488
Balance, February 28, 2006	-	-	24,282,710	$2,428	-	$343,073,025		$(338,992,470)	$4,082,983
Common stock issued in private placements	-	-	4,412,928	442	-	3,964,714		-	3,965,156
Issuance of warrants	-	-	-	-	-	223,974		-	223,974
Net Loss	-	-	-	-	-	-		(6,168,447)	(6,168,447)
Balance, February 28, 2007	-	-	28,695,638	$2,870	-	$347,261,713		$(345,160,917)	$2,103,666
Common stock issued in private placements, net	-	-	6,891,791	689	-	6,432,400	(704,671)	-	5,728,418
Stock issued for settlement of secured debt	-	-	183,533	18	-	267,939		-	267,957
Penalty shares issued	-	-	2,012,577	201	-	(201)		-	-
Employee options expense	-	-	-	-	-	1,656,838		-	1,656,838
Net Loss	-	-	-	-	-	-		(8,960,486)	(8,960,486)
Balance, February 29, 2008	-	-	37,783,539	$3,778	-	$355,618,690	(704,671)	$(354,121,403)	$796,394

The accompanying notes are an integral part of these financial statements

AURA SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended February 29, 2008, February 28, 2007 and February 28, 2006

	2008	2007	2006
Cash flows from operating activities:
Net income (loss)	$(8,960,486)	$(6,168,447)	$6,864,488
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	35,462	30,948	65,091
Gain on disposition of assets	(1,500)	(7,750)	(2,446,798)
Bad debt expense	-	2,646	88,682
Change in reserve for inventory obsolescence	52,675	419,765	439,188
Gain on extinguishment of debt	-	-	(1,730,979)
Change in derivative liability	-	-	(16,254,502)
Beneficial conversion feature on convertible debt	-	-	3,801,457
Operating expense charged for warrants issued	-	223,974	943,396
Operating expense charged for employee stock options issued	1,656,838	-	-
Loss on debt settlement	84,425	-	-
Operating expenses satisfied with note payable	-	167,346	-
Operating expenses satisfied with stock	-	-	300,000
(Increase) decrease in:
Accounts receivable	(537,070)	(164,822)	460,946
Inventories	(81,104)	214,576	302,760
Other current assets	(22,330)	2,480,700	626,467
Increase (decrease) in:
Accounts payable and accrued expenses	603,121	(432,452)	1,974,022
Deferred income	(164,625)	-	-

Net cash used in operating activities	(7,334,594)	(3,233,516)	(4,565,782)

Cash flows from investing activities:
Purchase of property, plant, and equipment	(170,850)	(62,796)	-
Proceeds from disposal of property, plant, and equipment	1,500	7,750	-

Net cash used in investing activities	(169,350)	(55,046)	-

AURA SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	2008	2007	2006
Cash flows from financing activities:
Proceeds from notes payable	704,000	-	-
Proceeds from related party loans payables	500,000	--	-
Payments on notes payable	(442,201)	(97,817)	(103,727)
Net proceeds from issuance of preferred stock	-	-	123,461
Net proceeds from issuance of common stock	5,728,418	3,965,156	4,957,154

Net cash provided by financing activities	6,490,217	3,867,339	4,976,888

Net increase (decrease) in cash and cash equivalents	(1,013,727)	578,777	411,106
Cash and cash equivalents, beginning of year	1,051,259	472,482	61,376

Cash and cash equivalents, end of year	$37,532	$1,051,259	$472,482

Supplemental disclosures of cash flow information:
Interest paid	$132,375	$46,045	$550,255

Income taxes paid	$-	$-	$-

Supplemental schedule of non-cash financing and investing activities:

During the year ended February 29, 2008, $183,533 of notes payable was converted into 183,533 shares of common stock.

During the year ended February 28, 2007 $167,346 of accrued and unpaid interest was added to the principal amount of notes payable.

During the year ended February 28, 2006, we:

-	issued 1,134,000 shares of common stock upon conversion of $2,900,000 of secured debt
-	issued 2,766,786 shares of common stock for administrative claims arising out of the bankruptcy filing
-	issued 837,375 shares of common stock as penalty shares for failure to timely file a registration statement
-	issued 4,611,247 shares of common stock in satisfaction of $8,125,939 of unsecured debt
-	issued 644,401 shares of common stock as legal settlements

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

We emerged from Chapter 11 proceedings effective January 31, 2006.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Aura and our subsidiary, Aura Realty, Inc. Investments in affiliated companies are accounted for by the equity or cost method, as appropriate. Significant inter-company amounts and transactions have been eliminated in consolidation.

Revenue Recognition

The Company’s revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 104. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

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

Inventories

Inventories are valued at the lower of cost (first-in, first-out) or market. Due to continuing lower than projected sales, we are holding inventories in excess of what we expect to sell in the next fiscal year. As of February 29, 2008 and February 28, 2007, $2,473,952, and $3,195,523, respectively, of inventories have been classified as long-term assets. (See Note 3.)

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

If we had elected to recognize compensation expense based upon the fair value at the grant date for awards under this plan consistent with the methodology prescribed by SFAS No. 123, our net loss and loss per share would be reduced to the pro forma amounts indicated below for the year ended February 28, 2006:

2006
Net income (loss), as reported	$6,864,488
Intrinsic value expense	-
Stock-based employee compensation expense determined under fair value presentation for all options	-
Pro forma net income (loss)	$6,864,488

Basic income (loss) per common share:
As reported	$2.24
Pro forma	$2.24

During the year ended February 29, 2008, the Company granted 1,491,500 options to purchase our stock at prices of $2.00 and $3.00. The options granted are subject to shareholder approval of the 2006 Stock Option Plan that was adopted by the Company’s Board of Directors in September, 2006. There were no options granted during the years ended February 28, 2006 and 2007.

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

Advertising Expense

Advertising costs are charged to expense as incurred and were immaterial for the years ended February 29, 2008, February 28, 2007 and February 28, 2006.

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

We have significant income tax net operating losses; however, due to the uncertainty of the realizability of the related deferred tax asset, a reserve equal to the amount of deferred income taxes has been established at February 29, 2008 and February 28, 2007.

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

Major Customers

During the year ended February 29, 2008, we conducted business with three major customers whose net sales comprised 42% of net sales. As of February 29, 2008, three customers accounted for 30% of net accounts receivable. During the year ended February 28, 2007, we conducted business with two customers whose net sales comprised 24% of net sales. As of February 28, 2007, two customers accounted for 39% of net accounts receivable.

Recently Issued Accounting Pronouncements

In September 2006, FASB issued SFAS 158 ‘Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)’ This Statement improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements:

a.	A brief description of the provisions of this Statement
b.	The date that adoption is required
c.	The date the employer plans to adopt the recognition provisions of this Statement, if earlier.

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

In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows The new standard also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under Statement 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. . It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Management is currently evaluating the effect of this pronouncement on financial statements.

In May of 2008, FSAB issued SFASB No.162, The Hierarchy of Generally Accepted Accounting Principles. The pronouncement mandates the GAAP hierarchy reside in the accounting literature as opposed to the audit literature. This has the practical impact of elevating FASB Statements of Financial Accounting Concepts in the GAAP hierarchy. This pronouncement will become effective 60 days following SEC approval. The company does not believe this pronouncement will impact its financial statements.

In May of 2008, FASB issued SFASB No. 163, Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60. The scope of the statement is limited to financial guarantee insurance (and reinsurance) contracts. The pronouncement is effective for fiscal years beginning after December 31, 2008. The company does not believe this pronouncement will impact its financial statements.

NOTE 3 - INVENTORIES

Inventories at February 29, 2008 and February 28, 2007 consisted of the following:

	2008	2007
Raw materials	$2,915,168	$2,939,395
Finished goods	3,783,183	4,274,502
	6,698,351	7,213,897
Reserve for potential product obsolescence	(2,566,487)	(2,848,609)
	4,131,864	4,365,288
Non-current portion	(2,473,952)	(3,195,523)
Discount on long term inventory	(157,912)	(419,765)
Current portion	$1,500,000	$750,000

Inventories consist primarily of components and completed units for the Company’s AuraGen® product.

Early in its AuraGen® program, we determined it was most cost-effective to outsource production of components and subassemblies to volume-oriented manufacturers, rather than produce these parts in house. As a result of this decision, and based on then anticipated sales, we purchased, prior to fiscal 2001, a substantial inventory of components at volume prices, most of which was then assembled into finished AuraGen® units. Since sales did not meet such expectations, we have been selling product from this inventory for several years. Management has analyzed its inventories based on its current business plan, current orders for future delivery, and pending proposals with prospective customers and has determined we do not expect to realize all of its inventories within the next year. The net inventories as of February 29, 2008 and February 28, 2007, which are not expected to be realized within a 12-month period have been reclassified as long term.

We assessed the net realizability of these assets, and the potential obsolescence of inventory. In accordance with this assessment, management has recorded a reserve of $2,566,487 and $2,848,609 at February 29, 2008 and February 28, 2007, respectively. Management has recorded a discount on long term inventory of $157,912 and $419,765 at February 29, 2008 and February 28, 2007, respectively.

NOTE 4 - PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment at February 29, 2008 and February 28, 2007 consists of the following:

	2008	2007
Machinery and equipment	$1,055,845	$903,017
Furniture and fixtures	1,411,283	1,399,636
	2,467,128	2,302,653
Less accumulated depreciation and amortization	2,273,223	2,244,136
Property, plant and equipment, net	$193,905	$58,517

Depreciation and amortization expense was $35,462, $30,948, and $65,091 for the years ended February 29, 2008, February 28, 2007 and February 28, 2006, respectively.

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

NOTE 5 - NOTES PAYABLE

Notes payable at February 29, 2008 and February 28, 2007 consisted of the following:

	2008	2007
Notes payable (a)	$2,003,249	$2,594,529
Convertible note payable (b)	710,886	-
	2,714,135	2,594,529
Less current portion	824,358	611,411
Long-term portion	$1,889,777	$1,983,118

(a)
Represents notes payable dated January 31, 2006, bearing interest at a rate of 7% per annum and secured by our intellectual property. The notes carry a term of five years with interest accruing the first twelve months, principal and interest payments beginning the thirteenth month, and continuing through month sixty. During the year ended February 29, 2008 and February 28, 2007, $34,454 and $167,346 accrued and unpaid interest was added to the principal balance of the notes. Interest expense for the year ended February 29, 2008 and February 28, 2008 are $ 157,024 and $ 160,749 respectively. During the year ended February 29, 2008, the Company issued 183,533 shares for the settlement of $183,533 of the secured note payable. These shares were valued at the fair market value of $267,957 and a loss on settlement of debt of $84,425 was recorded in the accompanying financials. Subsequent to year end, 430,329 warrants held by the note-holders were converted into common stock in lieu of payments on the notes.

(b)
Consists of convertible notes payable bearing interest at a rate of 7% due in 2013. The notes are convertible into our common stock at a price of $3.00 per share. During the year ended February 29, 2008, $6,886 accrued and unpaid interest was added to the principal balance of the notes.

Future maturities of notes payable at February 29, 2008 are as follows:

Year Ending February 28,
2009	$824,358
2010	611,233
2011	574,544
2012	-
2013	704,000
Total	$2,714,135

Note 6 - NOTES PAYABLE - RELATED PARTY

Consists of a note payable to a member of our Board of Directors, payable on demand, bearing interest at a rate of 10% per annum. During the year ended February 29, 2008, $9,863 accrued and unpaid interest was added to the principal balance of the notes.

NOTE 7 - ACCRUED EXPENSES

Accrued expenses at February 29, 2008 and February 28, 2007 consisted of the following:

	2008	2007
Accrued payroll and related expenses	$461,515	$324,636
Other	68,361	145,456
Total	$529,876	$470,092

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Leases

In February 2008, we entered into a lease for a new facility of approximately 25,500 square feet, near our current facility. The lease is for a term of five years, commencing May 1, 2008, and carries a base rent of $28,019 per month. We anticipate moving to this facility in the second quarter of fiscal 2009, when the build-out of the new facility is completed. Until such time we are on a month to month lease in our current facility. Rent expense charged to operations amounted to $300,629, $268,380, and $858,368 for the years ended February 29, 2008, February 28, 2007 and February 28, 2006, respectively.

Litigation

Barovich/Chiau et. al. v. Aura Systems, Inc. et. al. (Case No. CV -95-3295)

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

Preferred Stock

During the year ended February 28, 2006, we issued 26,963 shares of Series B Preferred Stock for consideration of $123,461.

As part of the reorganization plan, all Series A and Series B Preferred Stock was converted into common stock of the reorganized company, effective February 28, 2006.

Common Stock

At February 29, 2008, February 28, 2007 and 2006, we had 50,000,000 shares of $0.0001 par value common stock authorized for issuance. During the years ended February 29, 2008 and February 28, 2007, we issued 9,087,901 and 4,412,928 shares of common stock, respectively.

In the year ended February 29, 2008, we issued 6,891,791 shares of common stock for cash proceeds of $6,433,088; we issued 2,012,577 shares of common stock as penalty shares for failure to timely file a registration statement, and we issued 183,533 shares of common stock in satisfaction of $183,533 of secured notes payable. The shares issued were valued at the fair market value of $267,958 and a loss on settlement of debt of $84,425 was recorded in the accompanying financials.

In the year ended February 28, 2007, we issued 4,412,928 shares of common stock for net proceeds of $3,965,156.

In the year ended February 28, 2006, we issued 24,282,710 shares of common stock as follows:

-	1,134,000 shares upon conversion of $2,900,000 of secured debt
-	2,766,786 shares for administrative claims arising out of the bankruptcy filing
-	837,375 shares as penalty shares for failure to timely file a registration statement
-	4,611,247 shares in satisfaction of $8,125,939 of unsecured debt
-	1,300,172 shares in exchange for the old common stock
-	3,319,403 shares for cancelled preferred stock
-	254,127 additional shares to settle claims in excess of the bankruptcy approval
-	644,401 issued for legal settlements
-	6,065,699 shares for DIP financing
-	3,349,500 shares for new money contribution

Director Stock Options

We had granted nonqualified stock options to certain directors. Options were granted at fair market value at the date of grant, vested immediately, and were exercisable at any time within a 10-year period from the date of grant. These options were cancelled as part of the Reorganization Plan as of February 28, 2006.

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

In September, 2006, our Board of Directors adopted the 2006 Employee Stock Option Plan, subject to shareholder approval. Activity in this plan is as follows:

	2006 Plan

	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Number of Options
Outstanding, February 28, 2007	-		-
Issued	$2.00-3.00		1,491,500
Cancelled	-		-
Outstanding, February 29, 2008	$2.00-3.00		1,491,500

The exercise prices for the options outstanding at February 29, 2008, and information relating to these options is as follows:

Options Outstanding				Exercisable Options
Range of Exercise Price	Number	Weighted Average Remaining Life	Weighted Average Exercise Price	Weighted Average Remaining Life	Number	Weighted Average Exercise Price
$2.00-$3.00	1,491,500	5 years	$2.26	5 years	9,50,000	$2.00

Warrants

Activity in issued and outstanding warrants is as follows:

	Number of Shares	Exercise Prices
Outstanding, February 28, 2005	574,684	$6.76-858.52
Cancelled	(574,684)	$6.76-858.52
Issued	5,022,948	$2.00-3.00
Outstanding, February 28, 2006	5,022,948	$3.50
Issued	1,155,589	$2.00-3.00
Outstanding, February 28, 2007	6,178,537	$2.00-3.50
Issued	801,642	$2.50-3.00
Exercised	-	-
Outstanding, February 29, 2008	6,980,179	$2.00-4.00

As part of the reorganization plan, all warrants outstanding as of January 31, 2006 were cancelled.

During the year ended February 29, 2008, we issued 776,642 warrants at an exercise price of $3.00 and 25,000 warrants to one of the Board members at an exercise price of $2.50. The company issued 90,000 warrants as rewards for consulting services. The grant date fair value of the warrants amounted to $82,974 which was calculated using the Black-Scholes option pricing model with the following assumptions: risk-free rate of return of 4%, volatility of 94%, and dividend yield of 0% and expected life of five years.

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

The exercise prices for the warrants outstanding at February 29, 2008, and information relating to these warrants is as follows:

Range of Exercise Prices	Stock Warrants Outstanding	Stock Warrants Exercisable	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price of Warrants Outstanding	Weighted-Average Exercise Price of Warrants Exercisable	Intrinsic Value
$2.00-$3.00	1,879,419	1,658,586	29 months	$2.44	$2.49	$0.00
$3.50	805,589	805,589	47 months	$3.50	$3.50	$0.00
$4.00	4,295,171	4,295,171	36 months	$4.00	$4.00	$0.00

NOTE 10 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the years ended February 29, 2008 and February 28, 2007, the Company incurred losses of $8,960,486 and $6,168,447, respectively and had negative cash flows from operating activities of $7,334,594 and $3,233,516, respectively during the years ended February 29, 2008 and February 28, 2007. The Company had an accumulated deficit of $354,121,403 as of February 29, 2008. Also, the Company was unable to pay the secured note installments.

If the Company is unable to generate profits and unable to continue to obtain financing for its working capital requirements, it may have to curtail its business sharply or cease business altogether.

The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to retain its current financing, to obtain additional financing, and ultimately to attain profitability.

Substantial additional capital resources will be required to fund continuing expenditures related to our research, development, manufacturing and business development activities. During the year ended February 29, 2008, the Company completed a private placement wherein it raised $6,433,088 to be used to fund the Company’s working capital needs. Assurance cannot be given that this source of financing will continue to be available to the Company and demand for the Company’s equity instruments will be sufficient to meet its capital needs.

The management plans to increase the business operations and debt financing.

NOTE 11- INCOME TAXES

The Company did not record any income tax expense due to net loss during the years ended February 29, 2008 and February 28, 2007 and February 28, 2006. The actual tax benefit differs from the expected tax benefit computed by applying the United States corporate tax rate of 40% to loss before income taxes as follows for the years ended February 29, 2008 and February 28, 2007 and February 28, 2006:

				For the year ended
		February 29, 2008		February 28, 2007		February 28, 2006
Current:	$		$		$
Federal		-		-		-
State		800		800		800

Total		800		800		800

Deferred
Federal		-		-		-
State		-		-		-

Total		-		-		-
Total Income Tax Provision		$800		$800		$800

The provision for income tax is included with other expense in the accompanying consolidated financial statements.

	2008	2007	2006
Expected tax benefit	34.0%	34.0%	34.0%
State income taxes, net of federal benefit	6.0	6.0	6.0
Changes in valuation allowance	(40.0)	(40.0)	(40.0)
Total	-%	-%	-%

The following table summarizes the significant components of our deferred tax asset at February 29, 2008 and February 28, 2007:

	2008	2007
Deferred tax asset
Deferred tax carry-forward	$121,373,000	$119,900,000
Valuation allowance	(121,373,000)	(119,900,000)
Net deferred tax asset	$-	$-

We recorded an allowance of 100% for its net operating loss carry-forward due to the uncertainty of its realization.

Provision for income taxes has not been provided in these financial statements due to the net loss. At February 29, 2008, we had operating loss carry-forwards of approximately $303,432,550, which expire through 2023.

NOTE 12 - EMPLOYEE BENEFIT PLANS

We sponsor two employee benefit plans: The Employee Stock Ownership Plan (the “ESOP”) and a 401(k) plan.

The ESOP is a qualified discretionary employee stock ownership plan that covers substantially all employees. We did not make any contributions to the ESOP during the years ended February 29, 2008, February 28, 2007 and February 28, 2006.

We sponsor a voluntary, defined contribution 401(k) plan. The plan provides for salary reduction contributions by employees and matching contributions by us of 20% of the first 7% of the employees’ pre-tax contributions. The matching contributions included in selling, general, and administrative expenses were $18,197, $8,196 and $10,552 for the years ended February 29, 2008, February 28, 2007 and February 28, 2006, respectively.

NOTE 13 - SEGMENT INFORMATION

We are a United States based company providing advanced technology products to various industries. The principal markets for our products are North America, Europe, and Asia. All of our operating long-lived assets are located in the United States. We operate in one segment.

Total net revenues from customer geographical segments are as follows for the years ended February 29, 2008 and February 28, 2007 and February 28, 2006:

	2008	2007	2006
United States	$2,310,747	$1,416,145	$1,583,509
Canada	155,344	198,737	105,243
Europe	8,020	4,948	7,246
Asia	341,286	4,244	60,107
Africa	33,934	-	-

Total	$2,849,331	$1,624,074	$1,756,105

NOTE 14 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following tables list our quarterly financial information for the years ended February 29, 2008, February 28, 2007 and February 28, 2006:

2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Net revenues	$663,918	$382,845	$861,821	$940,747	$2,849,331
Gross profit	$216,592	$102,605	$140,343	$590,755	$1,050,295
Loss from operations	$(1,355,188)	$(1,978,030)	$(1,993,184)	$(3,411,732)	$(8,738,134)
Net loss	$(1,363,628)	$(2,017,740)	$(2,032,177)	$(3,546,941)	$(8,960,486)
Basic and diluted loss per share	$(0.05)	$(0.06)	$(0.06)	$(0.11)	$(0.28)

2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Net revenues	$244,462	$591,898	$354,109	$433,605	$1,624,074
Gross profit	$13,306	$400,010	$145,098	$(99,165)	$459,249
Loss from operations	$(1,434,293)	$(1,347,389)	$(1,443,631)	$(1,564,360)	$(5,789,673)
Net loss	$(1,455,780)	$(1,377,724)	$(1,652,910)	$(1,682,033)	$(6,168,447)
Basic and diluted loss per share	$(0.06)	$(0.06)	$(0.06)	$(0.07)	$(0.25)

2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Net revenues	$530,703	$274,007	$574,231	$377,164	$1,756,105
Gross profit	$335,651	$171,949	$395,431	$(200,441)	$702,590
Loss from operations	$(1,249,927)	$(1,237,150)	$(1,143,838)	$(3,284,856)	$(6,915,771)
Net income (loss)	$(5,262,942)	$18,445,502	$(1,418,084)	$(4,751,380)	$6,864,488
Basic and diluted income (loss) per share	$(4.06)	$13.52	$(1.09)	$(6.13)	$2.24

NOTE 15 - SUBSEQUENT EVENTS

Subsequent to year end, the Company entered into an agreement with Emerald Commercial Leasing, Inc., whereby the Company will acquire the transport refrigeration assets of Emerald, valued at approximately $385,000. The Company will also be hiring some of the employees of Emerald, and has entered into an employment agreement with its President, Mr. Joseph Dickman, effective August 1, 2008. The Company is also negotiating to purchase the service and installation facilities of Emerald, which comprises approximately 6 acres of land, including a service facility.

In March of 2008, the Company’s Board of Directors authorized the modification of the terms of the warrants that had been issued to creditors and investors as a result of the Company’s bankruptcy filing. The revised terms allow the warrant holders to immediately exercise their warrants at a price of $1.00 per share, reduce the exercise price to $2.00 per share while modifying the expiration date to January 31, 2009, or continue to hold the warrants with no change in the terms.

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

/s/ Kabani & Company, Inc.
Certified Public Accountants

Los Angeles, California
May 21, 2008

VALUATION AND QUALIFYING ACCOUNTS - SCHEDULE II

	Balance, Beginning of Year	Additions charged to Operations	Deductions from Reserve	Balance, End of Year
Reserve for doubtful accounts
February 29, 2008	$164,241	$-	$64,941	$99,300
February 28, 2007	$164,241	$-	$-	$164,241
February 28, 2006	$2,220,474	$-	$2,056,233	$164,241
Reserve for obsolete inventories (see Note 3)
February 29, 2008	$3,268,374	$52,675	$596,650	$2,724,399
February 28, 2007	$2,967,751	$300,623	$-	$3,268,374
February 28, 2006	$4,038,047	$-	$1,070,296	$2,967,751