Form 10-Q
period 2008-05-31
AURA SYSTEMS INC
filed 2008-07-15
CIK 826253

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended.................................................May 31, 2008

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES [ X ] NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated file, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Act).

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated filer ☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes☐ No ☒

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes☒ No☐

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Class	Outstanding June 30, 2008

Common Stock, par value $0.0001 per share	40,219,040 shares

AURA SYSTEMS, INC. AND SUBSIDIARIES

AURA SYSTEMS, INC. AND SUBSIDIARIES

QUARTER ENDED MAY 31, 2008

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The consolidated financial statements included herein have been prepared by Aura Systems, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC").  As contemplated by the SEC under Rule 10-01 of Regulation S-X, the accompanying consolidated financial statements and footnotes have been condensed and therefore do not contain all disclosures required by accounting principles generally accepted in the United States of America.  However, the Company believes that the disclosures are adequate to make the information presented not misleading.  These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended February 29, 2008 as filed with the SEC (file number 000-17249).

AURA SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	May 31, 2008	February 29, 2008
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$42,930	$37,532
Accounts receivable, net of allowance for doubtful accounts of $49,300 and $99,300	468,703	787,054
Current inventories	1,125,000	1,500,000
Other current assets	222,966	266,184
Total current assets	1,859,599	2,590,770

Property, plant, and equipment, net	181,708	193,905
Non-current inventories net of allowance for obsolete inventories of $2,566,487 and $2,566,487	3,061,093	2,473,952

Total assets	$5,102,400	$5,258,627

Current liabilities:
Accounts payable	$567,805	$708,359
Current portion of notes payable	535,815	824,358
Notes payable- related party	500,000	509,863
Accrued expenses	651,075	529,876

Total current liabilities	2,254,695	2,542,456

Notes payable, net of current portion	1,766,843	1,889,777

Total liabilities	4,021,538	4,462,233

Contingencies

Stockholders' equity:
Common stock, $0.0001par value, 50,000,000 shares authorized, 39,815,781 and 37,783,539 issued and outstanding at May 31, 2008 and February 29, 2008	3,980	3,778
Additional paid-in capital	357,834,294	355,618,690
Subscription receivable	(597,421)	(704,671)
Accumulated deficit	(356,159,991)	(354,121,403)

Total stockholders' equity	1,080,862	796,394

Total liabilities and stockholders' equity	$5,102,400	$5,258,627

See accompanying notes to these un-audited condensed consolidated financial statements.

AURA SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED MAY 31, 2008 AND 2007

(Unaudited)

	May 31

	2008	2007

Net Revenues	$235,560	$663,918

Cost of goods sold	180,942	447,326

Gross Profit	54,618	216,592

Expenses
Engineering, research and development expenses	362,678	208,418
Selling, general and administrative	1,801,692	1,363,362

Total costs and expenses	2,164,370	1,571,780

Loss from operations	(2,109,752)	(1,355,188)

Other (income) and expense
Interest expense, net	55,567	34,333
Other income, net	(126,731)	(25,893)
Total other income (expenses)	(71,164)	8,440
Net Loss	$(2,038,588)	$(1,363,628)

Total basic and diluted loss per share	$ (0.05)	$ (0.05)

Weighted average shares used to compute basic and diluted loss per share	38,420,532	30,093,387

See accompanying notes to these un-audited condensed consolidated financial statements.

AURA SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MAY 31, 2008 AND 2007

(Unaudited)

	2008	2007

Net cash used in operations	$(1,751,127)	$(1,726,338)

Investing activities:

Acquisition of plant and equipment	-	(69,637)

Net cash provided by investing activities	-	(69,637)

Financing activities:

Issuance of common stock	250,000	1,677,850
Repayment of debt	(2,787)	(148,876)
Collections on subscription receivable	107,250	-
Exercise of warrants	1,402,062	-

Net cash provided by financing activities:	1,756,525	1,528,974

Net increase (decrease) in cash	5,398	(267,001)

Cash and cash equivalents at beginning of period	37,532	1,051,259

Cash and cash equivalents at end of period	$42,930	$784,258
Reconciliation of Net loss and Net cash used in operating activites
Net Loss	$(2,038,588)	(1,363,628)
Depreciation	12,197	7,583
Stock option and warrant expensee	133,415
(Increase)/decrease
Accounts Receivable	318,351	(341,118)
Inventory	(212,141)	4,703
Other current assets	43,218	102,145
Accounts payable and accrued expenses	(7,579)	(136,023)
Net cash used in operating activities	(1,751,127)	(1,726,338)
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$21,491	$46,611
Income taxes	$0	$0

Un-audited supplemental disclosure of non-cash investing and financing activities:

During the quarter ended May 31, 2008, 430,329 shares of common stock were issued upon the exercise of 430,329 warrants in lieu of payment of $430,329 in notes payable and accrued interest.

See accompanying notes to these un-audited condensed consolidated financial statements.

AURA SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2008

(Unaudited)

1)	Basis of Presentation

The condensed consolidated financial statements include the accounts of Aura Systems, Inc. and subsidiaries ("the Company").  All inter-company balances and inter-company transactions have been eliminated.

In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (which include normal recurring adjustments) and reclassifications for comparability necessary to present fairly the financial position of Aura Systems, Inc. and subsidiaries at May 31, 2008 and the results of its operations for the three months ended May 31, 2008 and 2007.

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

Revenue Recognition

The Company’s revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 104. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collect-ability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

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

Accounts Receivable

Accounts receivable consist primarily of amounts due from customers. We have provided for an allowance for doubtful accounts, which management believes to be sufficient to account for all uncollectible amounts. Allowance for doubtful debts on uncollectible amounts as of May 31, 2008 and February 29, 2008, respectively, amounted to $49,300 and $99,300.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the three month periods ended May 31, 2008 and 2007, the Company incurred losses of

$2,038,588 and $1,363,628, respectively and had negative cash flows from operating activities of $1,751,127 and $1,726,338, respectively during the three month periods ended May 31, 2008 and 2007. The Company had an accumulated deficit of $356,159,991 as of May 31, 2008.

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

3)	Inventories
Inventories, stated at the lower of cost (first in, first out) or market, consist of the following:
	May 31, 2008 (un-audited)	February 29, 2008

Raw materials	$3,001,715	$ 2,915,168
Finished goods	3,908,777	3,783,183
Reserved for potential product obsolescence	(2,566,487)	(2,566,487)

	4,344,005	4,131,864
Non-current portion	(3,061,093)	(2,473,952)
Discount on long term inventory	(157,912)	(157,912)

Current portion	$1,125,000	$ 1,500,000

Inventories consist primarily of components and completed units for the Company's AuraGen product.

We do not expect to realize all of our inventories within the 12-month period ending May 31, 2009.  Because of this, we have assessed the net realizability of these assets, the proper classification of the inventory, and the potential obsolescence of inventory.  The net inventories as of May 31 and February 29, 2008, which are not expected to be realized within a 12-month period, have been reclassified as long term.  We have also recorded a reserve for obsolescence of $2,566,487 at May 31 and February 29, 2008.

In May of 2008, FSAB issued SFASB No. 162, The Hierarchy of Generally Accepted Accounting Principles.  The pronouncement mandates the GAAP hierarchy reside in the accounting literature as opposed to the audit literature.  This has the practical impact of elevating FASB Statements of Financial Accounting Concepts n the GAAP hierarchy.  This pronouncement will become effective 60 days following SEC approval.  The company does not believe this pronouncement will impact its financial statements.

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

                                                                                         11

4) Property, Plant & Equipment

Property, plant, and equipment at May 31, 2008 and February 29, 2008 consisted of the following:

	May 31, 2008	February 29, 2008
	(un-audited)

Machinery and equipment	$1,055,845	$ 1,055,845
Furniture and fixtures	1,411,283	1,411,283

	2,467,128	2,467,128
Less accumulated depreciation and amortization	(2,285,420)	(2,273,223)

Property, plant and equipment, net	$181,708	$ 193,905

Depreciation and amortization expense was $12,199, for the three month period ended May 31, 2008, and $35,462 for the year ended February 29, 2008.

5)	Accrued expenses

Accrued expenses at May 31, 2008 and February 29, 2008 consisted of the following:

	May 31, 2008	February 29, 2008
	(un-audited)

Accrued payroll and related expenses	$619,445	$ 461,515
Other	31,630	68,361

Total	$651,075	$ 529,876

6)	Notes Payable and Other Liabilities
Notes payable and other liabilities consist of the following:
	May 31, 2008 (un-audited)	February 29, 2008

Note payable (a)	$ 1,598,658	$ 2,003,249
Convertible note payable (b)	704,000	710,886
	2,302,658	2,714,135
Less: Current portion	(535,815)	(824,358)

Long-term portion	$1,766,843	$ 1,889,777

(a)

Represents notes payable dated January 31, 2006, bearing interest at a rate of 7% per annum and secured by our intellectual property. The notes carry a term of five years with interest accruing the first twelve months, principal and interest payments beginning the thirteenth month, and continuing through month sixty. During the quarter ended May 31, 2008, 430,329 warrants held by the note-holders were converted into common stock in lieu of payments on the notes.

(b)	Consists of convertible notes payable bearing interest at a rate of 7%, due in 2013. The notes are convertible into our common stock at a price of $3.00 per share.

7)	Notes Payable- Related Party

Consists of a note payable to a member of our Board of Directors, payable on demand, bearing interest at a rate of 10% per annum. During the three month period ended May 31, 2008, $12,500 accrued and unpaid interest was included in accrued expenses.

8)	Capital

During the quarter ended May 31, 2008, we issued 200,000 shares of Common Stock for consideration of $250,000. We also issued 1,402,062 shares of Common Stock upon the exercise of 1,402,062 warrants, for consideration of $1,402,062, and issued 430,329 shares of Common Stock for the exercise of warrants in lieu of payments on our secured notes payable.

During the quarter ended May 31, 2007, we issued 1,844,324 shares of Common Stock for consideration of $1,677,850.

Employee Stock Options

In September, 2006, our Board of Directors adopted the 2006 Employee Stock Option Plan, subject to shareholder approval. Activity in this plan is as follows:

	2006 Plan

	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Number of Options

Outstanding, February 29, 2008	$ 2.00-3.00		1,491,500
Issued	-		-
Cancelled	-		-
Outstanding, May 31, 2008	$ 2.00-3.00		1,491,500

The exercise prices for the options outstanding at May 31, 2008, and information relating to these options is as follows:

Options Outstanding				Exercisable Options
Range of Exercise Price	Number	Weighted Average Remaining Life	Weighted Average Exercise Price	Weighted Average Remaining Life	Number	Weighted Average Exercise Price	Intrinsic Value
$2.00-$3.00	1,491,500	3.75 yrs	$2.26	3.75yrs	950,000	$2.00	-

Warrants

Activity in issued and outstanding warrants was as follows:

	Number of Shares	Exercise Prices
Outstanding February 29, 2008	6,980,179	$2.00-$4.00
Issued	-	-
Exercised	(1,832,391)	$1.00
Outstanding May 31, 2008	5,147,788	$2.00-4.00

The exercise prices for the warrants outstanding at May 31, 2008, and information relating to these warrants is as follows:

Range of Exercise Prices	Stock Warrants Outstanding	Stock Warrants Exercisable	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price of Warrants Outstanding	Weighted-Average Exercise Price of Warrants Exercisable	Intrinsic Value
$2.00-$3.00	1,879,419	1,727,336	26 months	$2.44	$2.49	$0.00
$3.50	805,589	805,589	43 months	$3.50	$3.50	$0.00
$4.00	2,462,780	2,462,780	33 months	$4.00	$4.00	$0.00
9)	Segment Information

We are a United States based company providing advanced technology products to various industries. The principal markets for our products are North America, Europe, and Asia. All of our operating long-lived assets are located in the United States. We operate in one segment.

Total net revenues from customer geographical segments are as follows for the three month periods ended May 31, 2008 and 2007:

	2008	2007

United States	$141,615	$610,864
Canada	56,525	48,604
Asia	37,420	4,450

Total	$235,560	$663,918

10)	Significant Customers

In the three months ended May 31, 2008, we sold AuraGen related products to five significant customers for a total of approximately $222,000, or 94% of net revenues.  These customers are not related to or affiliated with us.

At May 31, 2008, we held accounts receivable from the significant customers for a total of approximately $157,365, or 34% of net receivables.  Neither of these customers are related to or affiliated with us.

11)Contingencies

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

For a further discussion of our legal proceedings, we refer you to Item 3 of our Form 10-K for the fiscal year ended February 29,2008.

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

For further information regarding these and other risks and uncertainties, we refer you to Part I, Item 1A of our Form 10-K for the fiscal year ended February 29, 2008.

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

Our financial statements included in this report have been prepared on the assumption that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, as a result of our losses from operations, there is substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from our possible inability to continue as a going concern.

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

Valuation of Long-Lived Assets

Long-lived assets, consisting primarily of property and equipment, and patents and trademarks, comprise a portion of our total assets.  Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying values may not be recoverable. Recoverability of assets is measured by a comparison of the carrying value of an asset to the future net cash flows expected to be generated by those assets. Net cash flows are estimated based on expectations as to the realize-ability of the asset. Factors that could trigger a review include significant changes in the manner of an asset’s use or our overall strategy.

Specific asset categories are treated as follows:

Accounts Receivable: We record an allowance for doubtful accounts based on our expectation of collect-ability of current and past due accounts receivable.

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

Results of Operations

First Quarter FY 2009 compared to First Quarter FY 2008

Net revenues for the three months ended May 31, 2009 (the “First Quarter FY2009”) decreased $428,358 to $235,560, from $663,918 in the three months ended May 31, 2008 (the “First Quarter FY 2008”), a decrease of 65%. The prior year period had a large initial order from one customer, and a large reorder from another customer, while both of these customers had minimal orders in the current year period.

Cost of goods decreased $266,384 to $180,942 in the First Quarter FY 2009, from $447,326 in the First Quarter FY 2008, a decrease of 60%. The decrease is due to the decrease in net revenues in the current year period from the prior year period.

Engineering, research and development expenses increased $154,260 (74%) to $362,678 in the First Quarter FY2009 from $208,418 in the First Quarter FY 2008. These expenses have recently begun to increase after having decreased in prior years, as we have increased our workforce and renewed our focus on product development. In the later part of FY 2008, we developed the Tamgen, the 200 amp ECU, and began to develop smaller diameter units of the AuraGen.

Selling, general and administrative expenses increased $438,330 (32%) to $1,801,692 in the First Quarter FY 2009 from $1,363,362 in the First Quarter FY 2008. The increase is attributable to an increase in the number of employees, as we have begun to rebuild our infrastructure, and an increase in selling and marketing expenses as we worked to expand our customer base. Additionally, the current year period includes an expense of $133,415 for the amortization of expenses associated with the employee options granted in FY 2008.

Net interest expense in the First Quarter FY 2009 increased $21,234 to $55,567 from $34,333 in the First Quarter FY 2008. The increase is attributable to the interest expense on $704,000 in convertible 7% notes that were incurred in January, 2008, partially offset by a reduction in the interest on our secured convertible notes as the principal balance has been paid down, coupled with a reduction in interest earned on cash available for investment.

Other income increased $100,838 as a result of a favorable purchase of inventory items that a vendor had manufactured without an order from us. This predated our bankruptcy filing and the vendor allowed us to purchase the items for approximately 6% of the actual cost of the goods.

Our net loss for the First Quarter FY 2009 increased $674,960 to $2,038,588 from $1,363,628 in the First Quarter FY 2008 as a result of the lower sales in the current year quarter and the increase in personnel.

Liquidity and Capital Resources

We had cash of approximately $42,930 and $37,532 at May 31, 2008, and February 29, 2008, respectively.  We had working capital at May 31, 2008, and February 29, 2008 of $(395,096) and $48,314, respectively. At May 31, 2008, we had accounts receivable, net of allowance for doubtful accounts, of $468,703 compared to $787,054 at February 29, 2008.

Net cash used in operations for the quarter ended May 31, 2008, was $(1,751,127), substantially unchanged from the comparable quarter in the prior fiscal year. Net cash provided by financing activities during the quarter ended May 31, 2008, was $1,756,525, resulting primarily from the exercise of outstanding warrants and sales of Common Stock.

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

We paid $69,637 for acquisitions of property and equipment in the First Quarter FY2008 and had no acquisitions of property and equipment in the First Quarter FY2009.  In the First Quarter FY 2009, we reached an agreement in principle to acquire a service facility in Conley, Georgia, for $1,050,000. Until the acquisition of the facility is finalized, including the assumption or refinancing of the approximately $950,000 in mortgage debt, Aura will pay approximately $7,000 per month in rent for the facility. We also entered into a lease for a new facility in El Segundo, California, of approximately the same size as our current facility. We expect to move into this facility in the Second Quarter FY 2009 and anticipate expenditures of approximately $300,000 to complete the build-out of the facility. If our sales begin to increase as we anticipate, we would need to expand our production facilities to meet required production levels.

Debt repayments of $2,787 and $148,876 were made in the First Quarter FY 2009 and First Quarter FY2008, respectively.

Capital Transactions

During the quarter ended May 31, 2008, we issued 200,000 shares of Common Stock for consideration of $250,000. We also issued 1,402,062 shares of Common Stock upon the exercise of 1,402,062 warrants, for consideration of $1,402,062. Additionally, 430,329 warrants held by the secured note holders issued in the Chapter

11 plan were exercised by the holders for 430,329 shares of Common Stock without any cash to the Company in lieu of note payments comprising principal and accrued interest of $430,329.

During the quarter ended May 31, 2007, we issued 1,844,324 shares of Common Stock for consideration of $1,677,850.

ITEM 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit, is recorded, processed, summarized and reported, within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures. Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures and have concluded, as of May 31, 2008, that they were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended May 31, 2008, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended May 31, 2008, we issued 200,000 shares of Common Stock for consideration of $250,000.

During the quarter ended May 31, 2008, the Board of Directors offered to modify the terms of the 4,295,171 warrants to purchase our Common Stock that were issued in January 2006 as part of our Chapter 11 bankruptcy plan of reorganization. Under the modification, the holders of these warrants could elect to either (i) exercise the warrants at a price of $1.00 per share, or (ii) change the exercise price from $4.00 to $2.00 per share and shorten the expiration date from January 31, 2011 to January 31, 2009, or (iii) continue to hold the warrants with no modification of their terms. As a result of the offer to modify the warrants, 1,402,062 shares were exercised through May 2008 resulting in cash proceeds of $1,402,062. Holders of 71,291 warrants elected to change the exercise price from $4.00 to $2.00 and holders of 2,391,489 warrants did not agree to modify their warrants. Additionally, 430,329 warrants held by the secured note holders issued in the Chapter 11 plan were exercised by the holders for 430,329 shares of Common Stock without any cash to the Company in lieu of note payments comprising principal and accrued interest of $430,329. At May 31, 2008, 2,462,780 of the bankruptcy warrants issued to creditors remained outstanding.

Pursuant to an employment agreement entered into on May 15, 2008 between the Company and Joseph Dickman, the Company is obligated to issue 100,000 shares of its common stock to Mr. Dickman. The Company is also obligated to issue options to purchase 150,000 shares of our Common Stock at a fixed price of $3.00 per share in each of the next three years, with all of these options having an expiration date of July 31, 2013.

All of the sales of unregistered securities are believed to be exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 as these offerings were a private placement to a limited number of qualified investors without public solicitation or advertising.

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

AURA SYSTEMS, INC.
(Registrant)
Date: July 15, 2008
By:	/s/ Melvin Gagerman

Melvin Gagerman

Acting Chief Financial Officer

(Principal Financial and Accounting Officer

and Duly Authorized Officer)

CERTIFICATION

I, Melvin Gagerman, Chief Executive Officer of Aura Systems, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Aura Systems, Inc. and,

2.      Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.      Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.      The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.      Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.      Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on our evaluation;

c. Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.      The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

a.       All significant deficiencies and material weaknesses in the design or operation of internal controls which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b.      Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

By:	/s/Melvin Gagerman
Melvin Gagerman
Chief Executive Officer
July 15 , 2008

CERTIFICATION

I, Melvin Gagerman, Chief Financial Officer of Aura Systems, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Aura Systems, Inc. and,

2.      Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.      Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.      The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.      Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.      Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on our evaluation;

c. Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.      The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

a.       All significant deficiencies and material weaknesses in the design or operation of internal controls which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information ; and

b.      Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

By:	/s/Melvin Gagerman
Melvin Gagerman
Chief Financial Officer
July 15, 2008

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly report of Aura Systems, Inc. (the “Company”) on Form 10-Q for the quarterly period ending May 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Melvin Gagerman, Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to my knowledge:

1.	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company for the periods indicated.

Date: July 15, 2008	By:	/s/Melvin Gagerman

Melvin Gagerman Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer