Form 10-Q
period 2008-08-31
AURA SYSTEMS INC
filed 2008-10-15
CIK 826253

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended.................................................August 31, 2008

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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Class	Outstanding October 6, 2008

Common Stock, par value $0.0001 per share	42,951,412 shares

AURA SYSTEMS, INC. AND SUBSIDIARIES

AURA SYSTEMS, INC. AND SUBSIDIARIES

QUARTER ENDED AUGUST 31, 2008

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

AURA SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	August 31, 2008 (Un-audited)	February 29, 2008
Assets
Current assets:
Cash and cash equivalents	$123,932	$37,532
Receivables, net	540,192	787,054
Current inventories	1,500,000	1,500,000
Other current assets	202,290	266,184

Total current assets	2,366,414	2,590,770

Property and equipment, net	230,758	193,905

Non-current inventories net of allowance for obsolete inventories of $2,566,487 and $2,566,487	2,823,459	2,473,952
Deposit	28,019	-

Total assets	$5,448,650	$5,258,627

Liabilities and Stockholder's Equity
Current liabilities:
Accounts payable	$904,393	$708,359
Customer deposits	291,387	-
Current portion of notes payable	1,578,532	824,358
Notes payable-related party	900,000	509,863
Accrued expenses	738,461	529,876

Total current liabilities	4,412,773	2,542,456

Notes payable, net of current portion	867,388	1,889,777
Total liabilities	5,280,161	4,462,233

CONTINGENCY

Stockholders’ equity:
Common stock, $0.0001par value, 50,000,000 shares authorized, 41,628,996 shares issued and 41,478,996 shares outstanding at August 31, 2007 and 37,783,539 issued and outstanding at February 29, 2008	4,163	3,778
Subscriptions receivable	(629,755)	(704,671)
Stock to be issued	64,970	-
Additional paid-in capital	359,714,475	355,618,690
Accumulated deficit	(358,985,364)	(354,121,403)

Total stockholders’ equity	168,489	796,394

Total liabilities and stockholders’ equity	$5,448,650	$5,258,627

See accompanying notes to these un-audited condensed consolidated financial statements.

AURA SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

THREE AND SIX MONTHS ENDED AUGUST 31, 2008 AND 2007

(Un-audited)

	Three Months		Six Months
	2008	2007	2008	2007
Net Revenues	$590,425	$382,845	$825,985	$1,046,763

Cost of goods sold	602,729	280,240	783,671	727,566

Gross Profit (Loss)	(12,304)	102,605	42,314	319,197

Expenses
Engineering, research and development expenses	575,437	488,713	938,115	697,131
Selling, general and administrative expenses	2,184,220	1,591,922	3,985,912	2,955,284
Total costs and expenses	2,759,657	2,080,635	4,924,027	3,652,415

Loss from operations	(2,771,961)	(1,978,030)	(4,881,713)	(3,333,218))

Other income and (expense)
Interest expense, net	(70,455)	(42,340)	(126,022)	(76,673)
Other income , net	17,043	2,630	143,774	28,523
Total other income (expense)	(53,412)	(39,710)	17,752	(48,150)
Net Loss	$(2,825,373)	$(2,017,740)	$(4,863,961)	$(3,381,368)

Total basic and diluted loss per share	$(0.07)	$(0.06)	$(0.12)	$(0.11)
Weighted average shares used to compute basic and diluted income (loss) per share	40,484,276	30,785,830	39,449,720	30,439,609

Basic and diluted weighted average number of shares outstanding are equivalent because the effect of dilutive securities is anti-dilutive

See accompanying notes to these un-audited condensed consolidated financial statements.

AURA SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED AUGUST 31, 2008 AND 2007

(Un-audited)

	2008	2007
Cash flow from operating activities:
Net Loss	$ (4,863,961)	$ (3,381,368)
Adjustments to reconcile Net loss to net cash used in operating activities

Depreciation Expense	23,573	14,790
Stock options and warrants expense	207,164	-
Issuance of stock as per employment agreement	100,000	-
(Increase) decrease in: Accounts receivable	246,862	(30,275)
Inventory	50,492	14,195
Other current assets and deposit	35,875	157,712
Accounts payable, customer deposit and accrued expenses	696,006	(74,498)
Net cash used in operations	(3,503,989)	(3,299,444)
Investing activities:
Acquisition of plant and equipment	(60,425)	(167,637)

Financing activities:
Issuance of common stock	603,400	2,793,852
Proceeds from (repayments of) notes payable, net	552,251	(300,371)
Collections on subscriptions receivable	224,916	-
Proceeds from stock to be issued	64,970
Exercise of warrants	2,205,277	-

Net cash provided by financing activities:	3,650,814	2,493,481

Net increase (decrease) in cash & cash equivalents	86,400	(973,600)

Cash and cash equivalents at beginning of period	37,532	1,051,259

Cash and cash equivalents at end of period	$ 123,932	$ 77,659

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$ 110,601	$ 90,986
Income taxes	$ -	$ -

Un-audited supplemental disclosure of non-cash investing and financing activities:

In the six months ended August 31, 2008, we issued:

430,329 shares of common stock were issued upon the exercise of 430,329 warrants in lieu of payment of $430,329 in notes payable and accrued interest.

400,000 shares of Common Stock for the acquisition of $400,000 worth of inventory and supplies in connection with the acquisition of the assets of Emerald Commercial Leasing.

A convertible note in the amount of $163,388 to satisfy liabilities arising from the purchase of inventory. This vendor has agreed to provide up to $350,000 of inventory to be paid for through the issuance of convertible debt.

See accompanying notes to these un-audited condensed consolidated financial statements.

AURA SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2008

(Un-audited)

1)	Basis of Presentation

The condensed consolidated financial statements include the accounts of Aura Systems, Inc. and subsidiaries ("the Company").  All inter-company balances and inter-company transactions have been eliminated.

In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (which include normal recurring adjustments) and reclassifications for comparability necessary to present fairly the financial position of Aura Systems, Inc. and subsidiaries at August 31, 2008 and the results of its operations for the six months ended August 31, 2008 and 2007.

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

Allowance for doubtful debts on uncollectible amounts as of August 31, 2008 and February 29, 2008, respectively, amounted to $49,300 and $99,300

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the six month periods ended August 31, 2008 and 2007, the Company incurred losses of $4,863,961 and $3,381,368, respectively and had negative cash flows from operating activities of $3,503,989 and $3,299,444, respectively. The Company had an accumulated deficit of $358,985,364 as of August 31, 2008.

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

Management intends to increase the business operations and utilize debt financing until the Company achieves positive cash flow. However, with the recent turmoil in the financial and credit markets, there can be no assurance that such financing will be available at the times and in the amounts required.

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

In May 0f 2008, FSAB issued SFASB No.162, The Hierarchy of Generally Accepted Accounting Principles. The pronouncement mandates the GAAP hierarchy reside in the accounting literature as opposed to the audit literature. This has the practical impact of elevating FASB Statements of Financial Accounting Concepts in the GAAP hierarchy. This pronouncement will become effective 60 days following SEC approval. The company does not believe this pronouncement will impact its financial statements.

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

3)	Inventories
Inventories, stated at the lower of cost (first in, first out) or market, consist of the following:
	August 31, 2008 (un-audited)	February 29, 2008

Raw materials	$3,032,257	$ 2,915,168
Finished goods	4,015,601	3,783,183
Reserve for potential product obsolescence	(2,566,487)	(2,566,487)

	4,481,371	4,131,864
Non-current portion	(2,823,459)	(2,473,952)
Discount on long-term inventory	(157,912)	(157,912)
Current portion
	$ 1,500,000	$ 1,500,000

Inventories consist primarily of components and completed units for the Company's AuraGen product. We do not expect to realize all of our inventories within the 12-month period ending August 31, 2009.  Because of this, we have assessed the net realizability of these assets, the proper classification of the inventory, and the potential obsolescence of inventory.  The net inventories as of August 31 and February 29, 2008, which are not expected to be realized within a 12-month period, have been reclassified as long term.  We have also recorded a reserve for obsolescence of $2,566,487 at August 31 and February 29, 2008.

4)	Property, Plant & Equipment

Property, plant, and equipment at August 31, 2008 and February 29, 2008 consisted of the following:

August 31, 2008	February 29, 2008
(un-audited)

Machinery and equipment	$ 1,054,422	$ 1,055,845
Furniture and fixtures	1,438,313	1,411,283
Leasehold improvements	22,029	-

	2,514,764	2,467,128
Less accumulated depreciation and amortization	(2,284,006)	(2,273,223)

Property, plant and equipment, net	$230,758	$ 193,905

Depreciation expense was $23,573 and $14,790 for the six month period ended August 31, 2008 and 2007 respectively.

5)	Accrued expenses

Accrued expenses at August 31, 2008 and February 29, 2008 consisted of the following:

	August 31, 2008	February 29, 2008
	(un-audited)

Accrued payroll and related expenses	$651,711	$ 461,515
Other	86,750	68,361

Total	$ 738,461	$ 529,876

6)	Notes Payable and Other Liabilities
Notes payable and other liabilities consist of the following:
	August 31, 2008 (un-audited)	February 29, 2008

Note payable (a)	$ 1,578,532	$ 2,003,249
Convertible note payable (b)	867,388	710,886
	2,445,920	2,714,135
Less: Current portion	(1,578,532)	(824,358)

Long-term portion	$ 867,388	$ 1,889,777

(a) Represents notes payable dated January 31, 2006, bearing interest at a rate of 7% per annum and secured by our intellectual property. The notes carry a term of five years with interest accruing the first twelve months, principal and interest payments beginning the thirteenth month, and continuing through month sixty. During the six months ended August 31, 2008, 430,329 warrants held by the note-holders were converted into common stock in lieu of payments on the notes. Subsequent to the end of the quarter, the lender has agreed to convert the balance of the notes and accrued interest in the amount of $1,603,912 into 1,603,912 shares of Common Stock.

(b) Consists of convertible notes payable bearing interest at a rate of 7%, due in 2013. The notes are convertible into our common stock at a price of $3.00 per share.

7)	Notes Payable- Related Party

Consists of a note payable to a member of our Board of Directors, payable on demand, bearing interest at a rate of 10% per annum. Interest expense was $30,829 and $0 for the six month periods ended August 31, 2008 and 2007 respectively.

8)	Capital
During the six months ended August 31, 2008, we issued the following:

 560,000 shares of Common Stock for consideration of $603,400.

400,000 shares of Common Stock for the acquisition of $400,000 worth of inventory and supplies in connection with the acquisition of the assets of Emerald Commercial Leasing.

100,000 shares of Common Stock pursuant to an employment agreement we entered into with our Vice President.

2,205,277 shares of Common Stock upon the exercise of warrants for total consideration of $2,205,277

430,329 shares of Common Stock for the exercise of warrants in lieu of payments on our secured notes payable.

Employee Stock Options

In September, 2006, our Board of Directors adopted the 2006 Employee Stock Option Plan, subject to shareholder approval. Activity in this plan is as follows:

2006 Plan

Weighted-Average Exercise Price	Aggregate Intrinsic Value	Number of Options

Outstanding, February 29, 2008	$ 2.00-3.00	1,491,500
Issued	450,000	450,000
Cancelled	-	-
Outstanding, August 31, 2008	$ 2.00-3.00	1,941,500

The exercise prices for the options outstanding at August 31, 2008, and information relating to these options is as follows:

Options Outstanding				Exercisable Options
Range of Exercise Price	Number	Weighted Average Remaining Life	Weighted Average Exercise Price	Weighted Average Remaining Life	Number	Weighted Average Exercise Price	Intrinsic Value
$2.00-$3.00	1,941,500	3.92 yrs	$2.43	3.65 yrs	962,500	$2.01	-

During the six month period ended August 31, 2008, we have granted an employee an option to purchase up to one hundred and fifty thousand shares of the Company’s common stock at a fixed exercise price of $3 per share each year for three years. The options vest monthly and will expire on July 31, 2013. The grant date valuation of these options was calculated using the black scholes option pricing model using the following assumptions: term of 5 years, dividend yield of 0%, risk free interest rate of 3.23% and volatility of 68.79%, amounting to $169,731 and being amortized monthly over three years.

Warrants

Activity in issued and outstanding warrants was as follows:

	Number of Shares	Exercise Prices
Outstanding February 29, 2008	6,980,179	$2.00-$4.00
Issued	-	-
Exercised	(2,635,606)	$1.00
Outstanding August 31, 2008	4,344,573	$2.00-4.00

The exercise prices for the warrants outstanding at August 31, 2008, and information relating to these warrants is as follows:

Range of Exercise Prices	Stock Warrants Outstanding	Stock Warrants Exercisable	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price of Warrants Outstanding	Weighted-Average Exercise Price of Warrants Exercisable	Intrinsic Value
$2.00-$3.00	1,879,419	1,777,336	23 months	$2.44	$2.49	$0.00

$3.50	803,064	803,064	40 months	$3.50	$3.50	$0.00
$4.00	1,662,090	1,662,090	29 months	$4.00	$4.00	$0.00
9)	Segment Information

We are a United States based company providing advanced technology products to various industries. The principal markets for our products are North America, Europe, and Asia. All of our operating long-lived assets are located in the United States. We operate in one segment.

Total net revenues from customer geographical segments are as follows for the six month periods ended August 31, 2008 and 2007:

	2008	2007

United States	$ 579,622	$ 953,507
Canada	202,804	79,389
Asia	37,420	13,867
Europe	6,139	-

Total	$ 825,985	$ 1,046,763

10)	Significant Customers

In the six months ended August 31, 2008, we sold AuraGen related products to four significant customers for a total of approximately $498,000 or 60% of net revenues. In the six months ended August 31, 2007, we sold AuraGen related products to two significant customers for a total of approximately $440,000, or 42% of net revenues.  These customers are not related to or affiliated with us.

At August 31, 2008, we held accounts receivable from three significant customers for a total of approximately $273,000, or 50% of net receivables. As of February 29, 2008, three customers accounted for approximately $236,000, or 30% of net accounts receivable. None of these customers are related to or affiliated with us.

11)	Contingency

Barovich/Chiau et. al. v. Aura Systems, Inc. et. al. (Case No. CV -95-3295).

We settled shareholder litigation in the above matter in January 1999. On November 20, 1999, the parties entered into an Amended Stipulation of Settlement, requiring that we make payment of $2,260,000 (plus interest) in thirty-six equal monthly installments of $70,350. On October 22, 2002, after we had failed to make certain monthly payments, Plaintiffs applied for and obtained a judgment against us for $935,350, representing the balance due. We have subsequently made only two monthly payments of $70,350 each, reducing the amount owed to $794,650 (plus interest) as of February 28, 2005. Subsequent to year end, the bankruptcy court (see footnote 18) approved the settlement of this claim in the amount of approximately $820,000, to be satisfied by the issuance of approximately 465,000 shares of common stock in the recapitalized company. Plaintiffs appealed the settlement claiming they are a secured creditor entitled to full payment in cash over a period of five years. The appellate court upheld the settlement provisions, and Plaintiffs have appealed this decision. The appeal is pending.

12)	Customer Deposits

Certain of our customers have made advance deposits for the delivery of product. These amounts have been classified as current liabilities and will be adjusted as the product is shipped.

13)	Subsequent Events

Subsequent to the end of the quarter, our secured lender has agreed to convert the balance of the secured debt and accrued interest in the amount of $1,603,912, into 1,603,912 shares of Common Stock.

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

Overview

We design, assemble and sell the AuraGen®, our patented mobile power generator that uses the engine of a vehicle as the prime driver to generate electric power. The AuraGen® delivers on-location, plug-in electricity for any end use, including industrial, commercial, recreational and military applications. To date, thousands of AuraGen® units have been sold in numerous industries, including recreational, utilities, telecommunications, emergency/rescue, public works, oil and gas, government and the military.

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

Our ability to continue as a going concern is dependent upon the successful achievement of profitable operations, the ability to generate sufficient cash from operations, and the ability to obtain financing resources to meet our obligations and our operating needs. There is no assurance that such efforts will be successful.

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

Backlog

As of October 1, 2008, we had a backlog of approximately $5.3 million. Of this amount, approximately $3.9 million is for delivery after the 2009 fiscal year. Approximately $3.6 million of this backlog is subject to cancellation or renegotiation at the convenience of the government. We expect the backlog to increase significantly over the next few months as we wait for approval of scope of work on a military development contract of approximately $800,000, which is a line item in the recently signed Federal budget approved by Congress. The development is for a 30kw AuraGen/VIPER system.

In addition, we are completing two OEM custom development programs which could potentially result in additional backlog to be delivered over the next fiscal year.

While we believe we will obtain significant new orders, no assurances can be given that any additional backlog or orders will materialize, or the potential timing of such potential orders.

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

Results of Operations

Six months FY 2009 compared to six months FY 2008

Net revenues for the six months ended August 31, 2008 (the “Six Months FY2009”) decreased $220,778 to $825,985, from $1,046,763 in the six months ended August 31, 2007 (the “Six Months FY2008”), a decrease of 21%. The decrease is primarily due to the inclusion in the prior year period of sales to a single customer to whom there were no sales in the current year period.

Cost of goods increased $56,105 to $783,671 in the Six Months FY2009, from $727,566 in the Six Months FY2008, an increase of 8%. The increase was due to a charge of approximately $270,000 for inventory items that were scrapped as obsolete in the current year period. Excluding this charge, cost of goods in the Six Months FY2009 would have decreased approximately $214,000, or 29%, from the comparable prior year period, which is comparable to the decrease in net sales for the period.

Engineering, research and development expenses increased $240,984 (35%) to $938,115 in the Six Months FY2009 from $697,131 in the Six Months FY2008. Approximately $105,000 (44%) of the increase is attributable to the addition of our facility in Georgia, which was acquired on operating lease on June 1, 2008. These expenses increased as we have increased personnel in the engineering area and devoted resources to developing the Tamgen, the 200amp ECU, and smaller diameter units of the AuraGen.

Selling, general and administrative expenses increased $1,030,628 (35%) to $3,985,912 in the Six Months FY2009 from $2,955,284 in the Six Months FY2008. Approximately $327,000 (32%) of the increase is due to the addition of our facility in Georgia, which was acquired on operating lease on June 1, 2008. Additionally, $207,000 (26%) of the increase is attributable to the non-cash amortization of expenses associated with the employee options granted in FY2008. We have also increased our sales staff and our sales and marketing expenses as we worked to expand our customer base.

Net interest expense in the Six Months FY2009 increased $49,349 (64%) to $126,022 from $76,673 in the Six Months FY2008. The increase is attributable to the interest expense on the 7% Convertible notes that were incurred in January and June, 2008, the interest on the 10% demand note due to a member of our Board of Directors, partially offset by a reduction in the interest on our secured convertible notes as the principal balance has been paid down.

Other income increased $115,251, primarily as a result of a favorable purchase of inventory items that a vendor had manufactured without an order from us. This predated our bankruptcy filing and the vendor allowed us to purchase the items for approximately 6% of the actual cost of the goods.

Our net loss for the Six Months FY2009 increased $1,482,593 to $4,863,961 from $3,381,368 in the Six Months FY2008 as a result of the lower sales in the current year and the increased expenses as noted above.

Three months ended August 31, 2008 compared to three months ended August 31, 2007

Net revenues for the three months ended August 31, 2008 (the “Second Quarter FY2009”) increased $207,580 to $590,425 from $382,845 in the three months ended August 31, 2007 (the “Second Quarter FY2008”), an increase of 54%. The increase is primarily attributable to the start of shipments to Azure Dynamics in June.

Cost of goods increased $322,489 (115%) to $602,729 in the Second Quarter FY2009 from $280,240 in the Second Quarter FY2008, primarily as a result of a charge of approximately $270,000 for inventory items that were scrapped as obsolete in the current year period. Excluding this charge, cost of goods increased approximately $52,000, of 19%.

Engineering, research and development expenses increased $86,724 (18%) to $575,437 in the Second Quarter FY2009 from $488,713 in the Second Quarter FY 2008. The increase in the current year period is primarily attributable to the acquisition of our facility on operating lease, in Georgia.

Selling, general and administrative expense increase $592,298 (37%) to $2,184,220 in the Second Quarter FY2009 from $1,591,922 in the Second Quarter FY2008. Approximately $327,000 (55%) of the increase was attributable to the acquisition of our Georgia facility, including a non-cash charge of $100,000 for the issuance of stock as part of an employment agreement with the owner of the facility. Additionally, approximately $74,000 of the increase is attributable to the expensing of employee options granted in FY2008. The balance of the increase is due to the increase in personnel and expenses in the sales and marketing area as we worked to expand our customer base.

Net interest expense in the Second Quarter FY2009 increased $28,115 (66%) to $70,455 from $42,340 in the Second Quarter. The increase is attributable to the interest expense on the 7% Convertible notes that were incurred in January and June, 2008, the interest on the 10% demand note due to a member of our Board of Directors, partially offset by a reduction in the interest on our secured convertible notes as the principal balance has been paid down.

Our net loss for the Second Quarter FY2009 increased $807,633 to $2,825,373 from $2,017,740 in the Second Quarter FY2008, primarily as a result of acquisition of our facility on operating lease, the charge for the scrapping of obsolete inventory, the charge for the expensing of options and the increased interest expense, all as noted above.

Liquidity and Capital Resources

We had cash of approximately $124,000 and $37,000 at August 31 and February 29, 2008, respectively.  For the six months ended August 31, 2008 and the year ended February 29, 2008, we incurred a net loss of $4,863,961 and $8,960,486 respectively, on net revenues of $825,985 and $2,849,331, respectively.  We had working capital at August 31 and February 29, 2008 of ($2,046,359) and $48,314, respectively.

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

At August 31, 2008, we had accounts receivable, net of allowance for doubtful accounts, of $540,192 compared to $787,054 at February 28, 2008.

We paid $60,425 for acquisitions of property and equipment in the Six Months FY2009 and $167,637 in the Six Months FY2008.  In the First Quarter FY 2009, we reached an agreement in principle to acquire a service facility in Conley, Georgia, for $1,050,000. Until the acquisition of the facility is finalized, including the assumption or refinancing of the approximately $950,000 in mortgage debt, Aura will pay approximately $7,500 per month in rent for the facility, plus associated property taxes and insurance. We also entered into a lease for a new facility in El Segundo, California, of approximately the same size as our current facility. We expect to move into this facility in the Third Quarter FY 2009 and anticipate expenditures of approximately $300,000 to complete the build-out of the facility. If our sales begin to increase as we anticipate, we would need to expand our production facilities to meet required production levels.

Debt repayments of $21,034 and $300,371 were made in the Six Months FY2009 and the Six Months FY2008, respectively.

Capital Transactions

During the six months ended August 31, 2008, we issued the following:

 560,000 shares of Common Stock for consideration of $603,400.

400,000 shares of Common Stock for the acquisition of $400,000 worth of inventory and supplies in connection with the acquisition of the assets of Emerald Commercial Leasing.

100,000 shares of Common Stock pursuant to an employment agreement we entered into with our Vice President.

2,205,277 shares of Common Stock upon the exercise of warrants for total consideration of $2,205,277

430,329 shares of Common Stock for the exercise of warrants in lieu of payments on our secured notes payable.

ITEM 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit, is recorded, processed, summarized and reported, within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures. Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures and have concluded, as of August 31, 2008, that they were effective in view of our delinquent filings.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended August 31, 2008, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended August 31, 2008, we issued 560,000 shares of Common Stock for consideration of $603,400.

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
Date: October 15, 2008
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
October 15, 2008

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
October 15, 2008

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly report of Aura Systems, Inc. (the “Company”) on Form 10-Q for the quarterly period ending August 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Melvin Gagerman, Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to my knowledge:

1.	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company for the periods indicated.

Date: October 15, 2008	By:	/s/Melvin Gagerman

Melvin Gagerman Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer