Form 10-Q
period 2008-11-30
AURA SYSTEMS INC
filed 2009-01-14
CIK 826253

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended.................................................November 30, 2008

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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Class	Outstanding January 7, 2009

Common Stock, par value $0.0001 per share	44,479,763 shares

AURA SYSTEMS, INC. AND SUBSIDIARIES

AURA SYSTEMS, INC. AND SUBSIDIARIES

QUARTER ENDED NOVEMBER 30, 2008

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

AURA SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	November 30, 2008 (Un-audited)	February 29, 2008
Assets
Current assets:
Cash and cash equivalents	$37,245	$37,532
Receivables, net	482,742	787,054
Current inventories	1,500,000	1,500,000
Other current assets	228,594	266,184

Total current assets	2,248,580	2,590,770

Property and equipment, net	276,797	193,905

Non-current inventories net of allowance for obsolete inventories of $2,566,487 and $2,566,487	2,810,415	2,473,952
Other assets	28,019	-

Total assets	$5,363,813	$5,258,627

Liabilities and Stockholder's Equity
Current liabilities:
Accounts payable	$1,000,765	$708,359
Customer deposits	50,712	-
Current portion of notes payable	275,000	824,358
Notes payable-related party	1,300,000	509,863
Accrued expenses	861,520	529,876

Total current liabilities	3,487,997	2,542,456

Notes payable, net of current portion	910,128	1,889,777
Total liabilities	4,398,125	4,462,233

CONTINGENCY

Stockholders’ equity:
Common stock, $0.0001par value, 50,000,000 shares authorized, 44,479,763 shares issued and outstanding at November 30, 2008 and 37,783,539 issued and outstanding at February 29, 2008	4,448	3,778
Subscriptions receivable	(458,921)	(704,671)
Additional paid-in capital	362,926,284	355,618,690
Accumulated deficit	(361,506,123)	(354,121,403)

Total stockholders’ equity	965,688	796,394

Total liabilities and stockholders’ equity	$5,363,813	$5,258,627

See accompanying notes to these un-audited condensed consolidated financial statements.

AURA SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

THREE AND NINE MONTHS ENDED NOVEMBER 30, 2008 AND 2007

 (Unaudited)

	Three Months		Nine Months
	2008	2007	2008	2007
Net Revenues	$1,065,172	$861,821	$1,891,157	$1,980,584

Cost of goods	492,837	721,478	1,276,508	1,449,044
Gross Profit	572,335	140,343	614,649	531,540

Expenses
Engineering, research and development expenses	556,779	473,132	1,494,894	1,170,263
Selling, general and administrative	2,114,238	1,660,395	6,100,150	4,615,679
Total expenses	2,671,017	2,133,527	7,595,044	5,785,942

Loss from operations	(2,098,682)	(1,993,184)	(6,980,395)	(5,326,402)

Other income and (expense)
Interest expense, net	(422,306)	(38,993)	(548,328)	(115,666)
Other income (expense), net	229	-	144,003	28,523
Total other income (expense)	(422,078)	(38,993)	(404,325)	(87,143)
Net Loss	$(2,520,759)	$(2,032,177)	$(7,384,720)	$(5,413,545)

Total basic and diluted loss per share	$(0.06)	$(0.06)	$(0.18)	$(0.17)
Weighted average shares used to compute basic and diluted loss per share	43,011,743	33,146,094	40,628,425	31,335,209

Basic and diluted weighted average number of shares outstanding are the same because the effect of dilutive securities is anti-dilutive.

See accompanying notes to condensed consolidated financial statements.

AURA SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED NOVEMBER 30, 2008 AND 2007

(Un-audited)

	2008	2007
Cash flow from operating activities:
Net Loss	($7,384,720)	($5,413,546)
Adjustments to reconcile Net loss to net cash used in operating activities
Depreciation Expense	36,319	23,241
Stock options and warrants expense	280,913	-
Issuance of stock as per employment agreement	100,000	-
Beneficial conversion feature expense	368,900	-
(Increase) decrease in assets:
Accounts receivable	304,312	(314,319)
Inventory	269,665	246,831
Other current assets and deposit	9,571	19,076
Increase (decrease) in liabilities:
Accounts payable	334,262	-
Customer deposit	50,712	-
Accrued expenses	357,023	94,986
Net cash used in operations	(5,273,043)	(5,343,731)
Investing activities:
Acquisition of plant and equipment	(119,211)	(168,350)

Financing activities:
Issuance of common stock	1,877,077	5,209,098
Proceeds from (repayments of) notes payable, net	1,063,863	(442,201)
Collections on subscriptions receivable	245,750	-
Exercise of warrants	2,205,277	-
Net cash provided by financing activities:	5,391,966	4,766,897

Net decrease in cash & cash equivalents	(287)	(745,184)
Cash and cash equivalents at beginning of period	37,532	1,051,259
Cash and cash equivalents at end of period	$37,245	$306,075

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$ 120,601	$ 130,100
Income taxes	$ -	$ -

Un-audited supplemental disclosure of non-cash investing and financing activities:

In the nine months ended November 30, 2008, we issued:

430,329 shares of common stock upon the exercise of 430,329 warrants in lieu of payment of $430,329 on secured notes payable and accrued interest, and 1,603,912 shares of Common Stock upon the conversion of $1,603,912 of secured notes payable and associated accrued interest.

400,000 shares of Common Stock for the acquisition of $400,000 worth of inventory and supplies in connection with the acquisition of the assets of Emerald Commercial Leasing.

A convertible note in the amount of $206,128 to satisfy liabilities arising from the purchase of inventory. This vendor has agreed to provide up to $350,000 of inventory to be paid for through the issuance of convertible debt.

41,855 shares of Common Stock in settlement of accounts payable.

See accompanying notes to these un-audited condensed consolidated financial statements.

AURA SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2008

(Un-audited)

1)	Basis of Presentation

The condensed consolidated financial statements include the accounts of Aura Systems, Inc. and subsidiaries ("the Company").  All inter-company balances and inter-company transactions have been eliminated.

In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (which include normal recurring adjustments) and reclassifications for comparability necessary to present fairly the financial position of Aura Systems, Inc. and subsidiaries at November 30, 2008 and the results of its operations for the nine months ended November 30, 2008 and 2007.

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

Accounts Receivable

Accounts receivable consist primarily of amounts due from customers. We have provided for an allowance for doubtful accounts, which management believes to be sufficient to account for all uncollectible amounts. Allowance for doubtful accounts on uncollectible amounts as of November 30, 2008 and February 29, 2008, respectively, amounted to $31,830 and $99,300

Inventories

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the nine month periods ended November 30, 2008 and 2007, the Company incurred losses of $7,384,720 and $5,413,545, respectively and had negative cash flows from operating activities of $5,273,043 and $5,343,731, respectively. The Company had an accumulated deficit of $361,506,123 as of November 30, 2008.

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

Management intends to increase the business operations and utilize debt and equity financing until the Company achieves positive cash flow. However, with the recent turmoil in the financial and credit markets, there can be no assurance that such financing will be available at the times and in the amounts required.

Recently Issued Accounting Pronouncements

In September 2006, FASB issued SFAS 158 ‘Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R). This Statement improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements:

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

3)	Inventories
Inventories, stated at the lower of cost (first in, first out) or market, consist of the following:
	November 30, 2008 (un-audited)	February 29, 2008

Raw materials	$3,036,343	$ 2,915,168
Finished goods	3,998,471	3,783,183
Reserve for potential product obsolescence	(2,566,487)	(2,566,487)

	4,468,327	4,131,864
Non-current portion	(2,810,415)	(2,473,952)
Discount on long-term inventory	(157,912)	(157,912)

Current portion
	$1,500,000	$ 1,500,000

Inventories consist primarily of components and completed units for the Company's AuraGen product. We do not expect to realize all of our inventories within the 12-month period ending November 30, 2009.  Because of this, we have assessed the net realizability of these assets, the proper classification of the inventory, and the potential obsolescence of inventory.  The net inventories as of November 30 and February 29, 2008, which are not expected to be realized within a 12-month period, have been reclassified as long term.  We have also recorded a reserve for obsolescence of $2,566,487 at November 30 and February 29, 2008.

4)	Property, Plant & Equipment

Property, plant, and equipment at November 30, 2008 and February 29, 2008 consisted of the following:

	November 30, 2008	February 29, 2008
	(un-audited)

Machinery and equipment	$ 1,054,422	$ 1,055,845
Furniture and fixtures	1,438,313	1,411,283
Leasehold improvements	80,815	-

	2,573,550	2,467,128
Less accumulated depreciation and amortization	(2,296,753)	(2,273,223)

Property, plant and equipment, net	$ 276,797	$ 193,905

Depreciation expense was $36,319 and $26,241 for the nine month period ended November 30, 2008 and 2007.

5)	Accrued expenses

Accrued expenses at November 30, 2008 and February 29, 2008 consisted of the following:

	November 30, 2008	February 29, 2008
	(un-audited)

Accrued payroll and related expenses	$752,474	$ 461,515
Other	109,046	68,361

Total	$861,520	$ 529,876

6)	Notes Payable and Other Liabilities
Notes payable and other liabilities consist of the following:
	November 30, 2008 (un-audited)	February 29, 2008

Note payable (a)	$0	$ 2,003,249
Demand notes payable (b)	275,000	-
Convertible note payable (c)	910,128	710,886
	1,185,128	2,714,135
Less: Current portion	(275,000)	(824,358)

Long-term portion	$910,128	$ 1,889,777

(a)

Represents notes payable dated January 31, 2006, bearing interest at a rate of 7% per annum and secured by our intellectual property. The notes carry a term of five years with interest accruing the first twelve months, principal and interest payments beginning the thirteenth month, and continuing through month sixty. During the nine months ended November 30, 2008, 430,329 warrants held by the note-holders were converted into common stock in lieu of payments on the notes and in the third quarter, the balance of the notes and accrued interest in the amount of $1,603,912 were converted into 1,603,912 shares of Common Stock. The Company recorded beneficial conversion feature discount amounting to $368,900 as an interest expense during the nine months ended November 30, 2008.

(b)

Consists of two demand notes payable for $100,000 each with interest at an annual rate of 10%, and one demand note of $150,000 with a flat interest fee of $10,000. The interest and one-half of the principal was repaid during the quarter.

(c) Consists of convertible notes payable bearing interest at a rate of 7%, due in 2013. The notes are convertible into our common stock at a price of $3.00 per share.

7)	Notes Payable- Related Party

Consists of a note payable to a member of our Board of Directors, payable on demand, bearing interest at a rate of 10% per annum. Interest expense was $70,181 and $0 for the nine month periods ended November 30, 2008 and 2007 respectively, and is included in accrued interest.

8)	Capital

During the nine months ended November 30, 2008, we issued the following:

1,915,000 shares of Common Stock for consideration of $1,877,077.

400,000 shares of Common Stock for the acquisition of $400,000 worth of inventory and supplies in connection with the acquisition of the assets of Emerald Commercial Leasing.

100,000 shares of Common Stock pursuant to an employment agreement we entered into with our Vice President.

2,205,277 shares of Common Stock upon the exercise of warrants for total consideration of $2,205,277

430,329 shares of Common Stock for the exercise of warrants in lieu of payments on our secured notes payable, and 1,603,912 shares of Common Stock upon the conversion of $1,603,912 of secured notes payable and associated accrued interest.

41,855 shares of Common Stock in settlement of accounts payable.

Employee Stock Options

In September, 2006, our Board of Directors adopted the 2006 Employee Stock Option Plan, subject to shareholder approval. Activity in this plan is as follows:

	2006 Plan

	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Number of Options

Outstanding, February 29, 2008	$ 2.00-3.00		1,491,500
Issued	450,000		450,000
Cancelled	-		-
Outstanding, November 30, 2008	$ 2.00-3.00		1,941,500

The exercise prices for the options outstanding at November 30, 2008, and information relating to these options is as follows:

Options Outstanding				Exercisable Options
Range of Exercise Price	Number	Weighted Average Remaining Life	Weighted Average Exercise Price	Weighted Average Remaining Life	Number	Weighted Average Exercise Price	Intrinsic Value
$2.00-$3.00	1,941,500	3.67 yrs	$2.43	3.40 yrs	1,102,042	$2.10	-

During the nine month period ended November 30, 2008, we granted an employee an option to purchase up to one hundred and fifty thousand shares of the Company’s common stock at a fixed exercise price of $3 per share each year for three years. The options vest monthly and will expire on July 31, 2013. The grant date valuation of these options was calculated using the black scholes option pricing model using the following assumptions: term of 5 years, dividend yield of 0%, risk free interest rate of 3.23% and volatility of 68.79%, amounting to $169,731 and being amortized monthly over three years.

Warrants

Activity in issued and outstanding warrants was as follows:

	Number of Shares	Exercise Prices
Outstanding February 29, 2008	6,980,179	$2.00-$4.00
Issued	-	-
Exercised	(2,635,606)	$1.00
Outstanding November 30, 2008	4,344,573	$2.00-4.00

The exercise prices for the warrants outstanding at November 30, 2008, and information relating to these warrants is as follows:

Range of Exercise Prices	Stock Warrants Outstanding	Stock Warrants Exercisable	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price of Warrants Outstanding	Weighted-Average Exercise Price of Warrants Exercisable	Intrinsic Value
$2.00-$3.00	1,879,419	1,739,682	0.72	$0.55	$0.60	$0.00
$3.50	803,064	803,064	0.58	$0.74	$0.74	$0.00
$4.00	1,662,090	1,662,090	0.84	$1.53	$1.53	$0.00
9)	Segment Information

We are a United States based company providing advanced technology products to various industries. The principal markets for our products are North America, Europe, and Asia. All of our operating long-lived assets are located in the United States. We operate in one segment.

Total net revenues from customer geographical segments are as follows for the nine month periods ended November 30, 2008 and 2007:

	2008	2007

United States	$ 1,201,522	$ 1,550,931
Canada	253,930	89,279
Asia	429,566	340,374
Europe	6,139	-

Total	$ 1,891,157	$ 1,980,584

10)	Significant Customers

In the nine months ended November 30, 2008, we sold AuraGen related products to three significant customers for a total of approximately $806,175 or 43% of net revenues. In the nine months ended November 30, 2007, we sold AuraGen related products to three significant customers for a total of approximately $1,004,206, or 51% of net revenues.  These customers are not related to or affiliated with us.

At November 30, 2008, we held accounts receivable from one significant customers for a total of approximately $67,650 or 14% of net receivables. As of February 29, 2008, three customers accounted for approximately $236,000, or 30% of net accounts receivable. None of these customers are related to or affiliated with us.

11)	Contingency

Barovich/Chiau et. al. v. Aura Systems, Inc. et. al. (Case No. CV -95-3295).

We settled shareholder litigation in the above matter in January 1999. On November 20, 1999, the parties entered into an Amended Stipulation of Settlement, requiring that we make payment of $2,260,000 (plus interest) in thirty-six equal monthly installments of $70,350. On October 22, 2002, after we had failed to make certain monthly payments, Plaintiffs applied for and obtained a judgment against us for $935,350, representing the balance due. We have subsequently made only two monthly payments of $70,350 each, reducing the amount owed to $794,650 (plus interest) as of February 28, 2005. Subsequent to year end, the bankruptcy court (see footnote 18) approved the settlement of this claim in the amount of approximately $820,000, to be satisfied by the issuance of approximately 465,000 shares of common stock in the recapitalized company. Plaintiffs appealed the settlement claiming they are a secured creditor entitled to full payment in cash over a period of five years. The appellate court upheld the settlement provisions.

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

Backlog

As of December 1, 2008, we had a backlog of approximately $5.3 million. Of this amount, approximately $3.9 million is for delivery after the 2009 fiscal year. Approximately $3.6 million of this backlog is subject to cancellation or renegotiation at the convenience of the government. We expect the backlog to increase over the next several months as we wait for approval of scope of work on a military development contract of approximately $800,000, which is a line item in the recently signed Federal budget approved by Congress. The development is for a 30kw AuraGen/VIPER system.

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

Results of Operations

Nine months FY 2009 compared to nine months FY 2008

Net revenues for the nine months ended November 30, 2008 (the “Nine Months FY2009”) decreased $89,427 to $1,891,157, from $1,980,584 in the nine months ended November 30, 2007 (the “Nine Months FY2008”), a decrease of 4.5%.

Cost of goods decreased $172,536 to $1,276,508 in the Nine Months FY2009, from $1,449,044 in the Nine Months FY2008, an decrease of 11.9%, primarily as a result of the product mix sold.

Engineering, research and development expenses increased $324,631 (28%) to $1,494,894 in the Nine Months FY2009 from $1,170,263 in the Nine Months FY2008. Approximately $255,000 (79%) of the increase is attributable to the addition of our facility in Georgia, which was acquired on an operating lease on June 1, 2008. These expenses increased as we have increased personnel in the engineering area and devoted resources to developing the Tamgen, the 200amp ECU, and smaller diameter units of the AuraGen.

Selling, general and administrative expenses increased $1,484,471 (32%) to $6,100,150 in the Nine Months FY2009 from $4,615,679 in the Nine Months FY2008. Approximately $538,000 (36%) of the increase is due to the addition of our facility in Georgia, which was acquired on an operating lease on June 1, 2008. Additionally, $280,913 (19%) of the increase is attributable to the non-cash amortization of expenses associated with the employee options granted in FY2008. We have also increased our sales staff and our sales and marketing expenses as we worked to expand our customer base.

Net interest expense in the Nine Months FY2009 increased $432,662 (278%) to $548,328 from $115,666 in the Nine Months FY2008. The increase is primarily attributable to a beneficial conversion expense on our secured notes of $368,900, the interest expense on the 7% Convertible notes that were incurred in January and June, 2008, the interest on the 10% demand note due to a member of our Board of Directors, and the interest on the demand notes due to others, partially offset by a reduction in the interest on our secured convertible notes as these notes have now been paid off.

Other income increased $115,480, primarily as a result of a favorable purchase of inventory items that a vendor had manufactured without an order from us. This predated our bankruptcy filing and the vendor allowed us to purchase the items for approximately 6% of the actual cost of the goods.

Our net loss for the Nine Months FY2009 increased $1,971,175 to $7,384,720 from $5,413,545 in the Nine Months FY2008 as a result of the lower sales in the current year and the increased expenses as noted above.

Three months ended November 30, 2008 compared to three months ended November 30, 2007

Net revenues for the three months ended November 30, 2008 (the “Third Quarter FY2009”) increased $203,351 to $1,065,172 from $861,821 in the three months ended November 30, 2007 (the “Third Quarter FY2008”), an increase of 24%.

Cost of goods decreased $228,641 (32%) to $492,837 in the Third Quarter FY2009 from $721,478 in the Third Quarter FY2008, primarily as a result of the product mix sold.

Engineering, research and development expenses increased $83,647 (18%) to $556,779 in the Third Quarter FY2009 from $473,132 in the Third Quarter FY 2008. The increase in the current year period is primarily attributable to the acquisition of our facility on an operating lease, in Georgia.

Selling, general and administrative expense increased $453,843 (27%) to $2,114,238 in the Third Quarter FY2009 from $1,660,395 in the Third Quarter FY2008. Approximately $210,000 (46%) of the increase was attributable to the acquisition of our Georgia facility. Additionally, approximately $74,000 of the increase is attributable to the expensing of employee options granted in FY2008. The balance of the increase is due to the increase in personnel and expenses in the sales and marketing area as we worked to expand our customer base.

Net interest expense in the Third Quarter FY2009 increased $383,313 to $422,306, from $38,993 in the Third Quarter FY2008. The increase is attributable to a beneficial conversion expense on our secured notes of $368,900, the interest expense on the 7% Convertible notes that were incurred in January and June, 2008, the interest on the 10% demand note due to a member of our Board of Directors, and the interest on the demand notes due to others, partially offset by a reduction in the interest on our secured convertible notes as these notes have now been paid off.

Our net loss for the Third Quarter FY2009 increased $488,582 to $2,520,759 from $2,032,177 in the Third Quarter FY2008, primarily as a result of the acquisition of our facility in Georgia, the charge for the scrapping of obsolete inventory, the charge for the expensing of options and the increased interest expense, all as noted above.

Liquidity and Capital Resources

We had cash of approximately $37,000 at both November 30 and February 29, 2008, respectively.  For the nine months ended November 30, 2008 and the year ended February 29, 2008, we incurred a net loss of $7,384,720 and $8,960,486 respectively, on net revenues of $1,891,157 and $2,849,331, respectively.  We had working capital at November 30 and February 29, 2008 of ($1,239,417) and $48,314, respectively.

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

At November 30, 2008, we had accounts receivable, net of allowance for doubtful accounts, of $482,742 compared to $787,054 at February 29, 2008.

We paid $119,211 for acquisitions of property and equipment in the Nine Months FY2009 and $168,350 in the Nine Months FY2008.  In the First Quarter FY 2009, we reached an agreement in principle to acquire a service facility in Conley, Georgia, for $1,050,000. Until the acquisition of the facility is finalized, including the assumption or refinancing of the approximately $950,000 in mortgage debt, Aura will pay approximately $7,500 per month in rent for the facility, plus associated property taxes and insurance. We also entered into a lease for a new facility in El Segundo, California, of approximately the same size as our current facility. We expect to move into this facility in the Fourth Quarter FY 2009 and anticipate expenditures of approximately $300,000 to complete the build-out of the facility. If our sales begin to increase as we anticipate, we would need to expand our production facilities to meet required production levels.

Notes payable of $1,063,863 were incurred in the Nine Months FY2009, compared to debt reduction of $442,201 in the Nine Months FY2008.

Capital Transactions

During the nine months ended November 30, 2008, we issued the following:

1,915,000 shares of Common Stock for consideration of $1,877,077.

400,000 shares of Common Stock for the acquisition of $400,000 worth of inventory and supplies in connection with the acquisition of the assets of Emerald Commercial Leasing.

100,000 shares of Common Stock pursuant to an employment agreement we entered into with our Vice President.

2,205,277 shares of Common Stock upon the exercise of warrants for total consideration of $2,205,277

430,329 shares of Common Stock for the exercise of warrants in lieu of payments on our secured notes payable, and 1,603,912 shares of Common Stock upon the conversion of $1,603,912 of secured notes payable and associated accrued interest.

41,855 shares of Common Stock in settlement of accounts payable.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended November 30, 2008, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended November 30, 2008, we issued 1,956,855 shares of Common Stock for consideration of $1,727,081.

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
Date: January 14, 2009
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
January 14, 2009

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
January 14, 2009

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly report of Aura Systems, Inc. (the “Company”) on Form 10-Q for the quarterly period ending November 30, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Melvin Gagerman, Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to my knowledge:

1.	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company for the periods indicated.

Date: January 14, 2009	By:	/s/Melvin Gagerman

Melvin Gagerman Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer