Form 10-K/A
period 2008-02-29
AURA SYSTEMS INC
filed 2009-05-21
CIK 826253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

(Mark One)

[( ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended.................................................February 29, 2008

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

EXPLANATORY NOTE

Aura Systems, Inc. (the "Company") is filing this Form 10-K/A ("Amendment No. 1") to amend its Annual Report on Form 10-K for the fiscal year ended February 29, 2008, (the “Original Filing”), filed on June 13, 2008, with the Securities and Exchange Commission ("SEC"), in order to (i) amend and restate in its entirety "Part II - Item 9A(T), Controls and Procedures" primarily to include management’s annual report on internal control on financial reporting, and to amend management’s conclusions regarding the adequacy of the Company’s disclosure controls and procedures, and (ii) include new Exhibits 31.1, 31.2 and 32.1.

This Amendment No. 1 does not amend any other items filed in the Original Filing. The Original Filing is hereby superseded and amended with respect to the information set forth in this Amendment No. 1.

ITEM 9A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the specified time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, the Company’s management evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures. Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of February 29, 2008. Specifically, the Company inadvertently failed to include in Item 9A(T) of its annual report on Form 10-K, as originally filed on June 13, 2008, management’s annual report on internal control over financial reporting as of February 29, 2008, as required by temporary Item 308Tof SEC Regulation S-K, which applies to the Company for the fiscal year ended February 29, 2008. The omitted report on internal control is included below in this Item 9A(T).

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended February 29, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

The Company does not expect that its disclosure controls and procedures or its internal control over financial reporting will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with United States generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with United States generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of February 29, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework .

Based on this assessment, and on those criteria, management concluded that the Company’s internal control over financial reporting was effective as of February 29, 2008.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

AURA SYSTEMS, INC.

Dated:	May 21, 2009

By:	/s/ Melvin Gagerman
Melvin Gagerman
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signatures	Title	Date
/s/ Melvin Gagerman	Chief Executive Officer, Acting Chief Financial Officer, Director and Chairman of the Board (Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)	May 21, 2009
Melvin Gagerman

/s/ Arthur Schwartz	Director	May 21, 2009
Arthur Schwartz

	Director	May 21, 2009
/s/ Maurice Zeitlin
Maurice Zeitlin
	Director	May 21, 2009
/s/ Warren Breslow
Warren Breslow
	Director	May 21, 2009
/s/Salvador Diaz-Verson, Jr.
Salvador Diaz-Verson, Jr.
	Director	May 21, 2009

5