Form 10-Q/A
period 2008-05-31
AURA SYSTEMS INC
filed 2009-05-21
CIK 826253

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

Amendment No. 1

[( ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

EXPLANATORY NOTE

Aura Systems, Inc. (the "Company") is filing this Form 10-Q/A ("Amendment No. 1") to amend its Quarterly Report on Form 10-Q for the quarterly period ended May 31, 2008, (the “Original Filing”), filed on July 15, 2008, with the Securities and Exchange Commission ("SEC"), in order to include new Exhibits 31.1, 31.2 and 32.1.

This Amendment No. 1 does not amend any other items filed in the Original Filing. The Original Filing is hereby superseded and amended with respect to the information set forth in this Amendment No. 1.

PART II – OTHER INFORMATION

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
Date: May 21, 2009
By:	/s/ Melvin Gagerman

Melvin Gagerman

Acting Chief Financial Officer

(Principal Financial and Accounting Officer

and Duly Authorized Officer)

3