Form 10-Q/A
period 2008-08-31
AURA SYSTEMS INC
filed 2009-05-21
CIK 826253

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

Aura Systems, Inc. (the "Company") is filing this Form 10-Q/A ("Amendment No. 1") to amend its Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2008, (the “Original Filing”), filed on October 15, 2008, with the Securities and Exchange Commission ("SEC"), in order to (i) amend and restate in its entirety “Part I - Item 4T, Controls and Procedures,” and (ii) include new Exhibits 31.1, 31.2 and 32.1.

This Amendment No. 1 does not amend any other items filed in the Original Filing. The Original Filing is hereby superseded and amended with respect to the information set forth in this Amendment No. 1.

PART I – FINANCIAL INFORMATION

ITEM 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit, is recorded, processed, summarized and reported, within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures. Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures and have concluded, as of August 31, 2008, that they were effective.

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

4