Form 10-Q/A
period 2008-11-30
AURA SYSTEMS INC
filed 2009-05-21
CIK 826253

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

EXPLANATORY NOTE

Aura Systems, Inc. (the "Company") is filing this Form 10-Q/A ("Amendment No. 1") to amend its Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2008, (the “Original Filing”), filed on January 14 2009, with the Securities and Exchange Commission ("SEC"), in order to (i) amend and restate in its entirety “Part I - Item 4T, Controls and Procedures,” and (ii) include new Exhibits 31.1, 31.2 and 32.1.

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

PART II– OTHER INFORMATION

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
Date: May 21 , 2009
By:	/s/ Mevin Gagerman

Melvin Gagerman

Acting Chief Financial Officer

(Principal Financial and Accounting Officer

and Duly Authorized Officer)

3