Form 10-K
period 2009-02-28
AURA SYSTEMS INC
filed 2009-06-15
CIK 826253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

[( ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended.................................................February 28, 2009

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

Yes ☒ No ☐

?

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Yes☐ No ☒

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes☒ No ☐

On August 31, 2008 the aggregate market value of the voting stock held by non-affiliates of the Registrant was $47,837,662. The aggregate market value has been computed by reference to the last sale price of the stock on August 29, 2008.

On June 3, 2009, the Registrant had 47,394,898 shares of common stock outstanding.

TABLE OF CONTENTS

PART I
ITEM 1. BUSINESS
ITEM 1A. RISK FACTORS
ITEM 2. PROPERTIES
ITEM 3. LEGAL PROCEEDINGS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
ITEM 6. SELECTED FINANCIAL DATA

PART II
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
ITEM 9A(T). CONTROLS AND PROCEDURES
ITEM 9B. OTHER INFORMATION

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
ITEM 11. EXECUTIVE COMPENSATION
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

SIGNATURES

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

PART I

ITEM 1. BUSINESS

Introduction

We design, assemble and sell the AuraGen®, our patented mobile power generator that uses the engine of a vehicle or any other prime mover to generate electric power. The AuraGen® delivers on-location, plug-in electricity for any end use, including industrial, commercial, recreational and military applications. The AuraGen® system consists of three primary subsystems (i) the patented axial design alternator, (ii) the electronic control unit (“ECU”) and (iii) mounting kit that is a mechanical interface between the alternator and the prime mover. Compared to the traditional solutions addressing the multi-billion dollar North American mobile power market (i.e., Gensets, traditional alternators, permanent magnet alternators, dynamic and static inverters), we believe the AuraGen® provides alternating current (“AC”) power as well as simultaneous direct current (“DC”) power with greater reliability and flexibility at a lower cost to the end user and significantly environmentally cleaner. We began commercializing the AuraGen® in late 1999 as a 5,000-watt 120/240V AC machine compatible with certain Chevrolet engine models. In 2001, we added an 8,000 watt configuration and also introduced AC/DC and the Inverter Charger System (“ICS”) options. In Fiscal 2008, we introduced a dual system that generates up to 16,000-watts of continuous power and we plan to introduce additional power configurations during fiscal 2010.We now have configurations available for more than 90 different engine types, including a majority of General Motors and Ford models, some Daimler Chrysler models and numerous others engine models made by International, Isuzu, Nissan, Hino (Toyota), Mitsubishi, Caterpillar, Detroit Diesel, Cummins, and Freightliner. Also starting in fiscal 2008, the AuraGen has been installed on a number of boats for both government and recreational end users. In the middle of fiscal 2009, we introduced and began to sell the “Oasis”, our all electric Transport Refrigeration Unit (“TRU”) for mid size trucks. The Oasis consists of the AuraGen power solution and an all electric transport refrigeration system. To date, AuraGen® units have been sold in numerous industries, including transport refrigeration, utilities, telecommunications, emergency/rescue, public works, catering, oil and gas, transportation, government and the military.

In May 2008, we entered into an agreement with Emerald Commercial Leasing, Inc., of Conley, Georgia, whereby we acquired the transport refrigeration assets of Emerald, including all rights to drawings, designs, sketches, layouts integration know-how, parts, and vendor lists for the all electric refrigeration system based on commercial refrigeration design valued at approximately $400,000. In addition, the agreement returns the previously assigned exclusive selling rights for the transport refrigeration industry to Aura. As a result, Aura can now offer a complete TRU solution to its customers. No value was assigned to the intangible assets, and the inventory was valued based on its cost to Emerald. The Company acquired only the refrigeration assets of Emerald in order to be able to offer a complete system consisting of the refrigeration unit and the power source for the refrigeration unit to the refrigeration trucking industry. In addition, we reached an agreement in principle to purchase their service facility for $1,050,000. The facility consists of approximately 6 acres of land and a building of approximately 10,000 square feet with several truck service bays and a small amount of office space. The facility will be used by Aura for warehousing, service, and installation of the AuraGen for customers in the southeastern United States. Due to the national economic down turn, and in particular the uncertainties in the real estate market, the purchase of the facility has been put on indefinite hold. Aura is currently renting the facility on a month to month basis at $7,000 per month rent.

In February, 2009 we entered into an exclusive distribution and supply agreement with WePower a Wind-Turbine company. Under the agreement Aura will exclusively provide its generators globally for wind energy harvesting applications to WePower, and in return Aura will be the exclusive supplier of generators to WePower for their wind-turbines. The agreement also requires WePower to purchase from Aura a minimum of 3,000 systems per year. To date, WePower has placed an order for 700 systems to be delivered during the first two quarters of our fiscal 2010.

WePower provides vertical wind turbines to a variety of applications including, but not limited to, Windvertising(TM) branded media platforms. This platform enables the placement of advertising on WePower's turbines which, in turn, generate emission free wind energy to power corresponding advertising billboards. The combination of the wind turbines and the patented AuraGen power generation system will enable environmental ly friendly outdoor advertising that, in addition to reducing carbon emissions, will save money for businesses through tax incentives, energy rebates and carbon credits. Similar to the advertisement application, WePower has developed 3-5 kW turbines for cell tower applications. The WePower turbines are designed to enable environmentally friendly electric power needed for cell tower operations, which in addition to reducing carbon emissions will save money for businesses through reduced dependence on grid power, reverse metering, tax incentives, and energy rebates. Other applications for WePower’s small turbines are for street lights as well as power for the common areas of residential complexes.

In June, 2009 we entered into an exclusive commercial and industrial distribution agreement with Genergy Inc. for the distribution of AuraGen products in the Republic of Korea (ROK). The initial agreement is for a period of five years with automatic renewals for two years periods, provided the distributor has complied with all of its obligations. Under the agreement, Genergy Inc. is required to purchase a minimum of $9.5 million over the initial contract life to retain the distribution Agreement.

The AuraGen®

The AuraGen® is composed of three basic subsystems. The first subsystem is the generator that is bolted to, and driven by, the vehicle's engine or any other prime mover. The second subsystem is the ECU, which filters, conditions the electricity to provide clean, steady voltages for both AC and DC power, and provides for variable speed applications as well as load following for increased efficiency (load following means that at any instant the power generated is equal to the power demanded up to the maximum rated power) . The third subsystem consists of mounting brackets and supporting components for installation and integration of the generator with the vehicle engine or the prime mover.

The AuraGen is a load following machine, is now available in three continuous power levels, (a) 5,000 watts AC/DC, (b) 8,000 watts AC/DC and (c) 16,000 watts AC/DC.  All AC power is pure sine wave with total harmonic distortion of less than 2.1% and is available in both 120 VAC and or 240 VAC.  In addition, the power generated on all models can be partitioned to provide simultaneous AC and 14 or 28 volts of DC or only DC, if required by the user.  The AuraGen power levels can be generated as the prime mover speed varies from stationary to maximum rated speed. . The VIPER (the military version of the AuraGen® system includes as an option a complete power management system which (i) monitors in real time the batteries’ voltage and temperature, (ii) provides a partition of the power between AC and DC simultaneously with the ability to be programmed from all AC to all DC, (iii) monitors the RPM of the generator, (iv) monitors the temperatures of the generator and the ECU, (iv) monitors the raw power generated, (v) monitors both the AC and DC loads as to voltage and current, (vi) provides programming of load prioritization and load shedding, and (vii) monitors the voltage of the internal 400VDC buss.

We provide custom engineered brackets for our models that attach to over 90 different engine and chassis models. We also provide Power Take Off (“PTO”) and hydraulic driven interfaces for bigger trucks that do not involve direct attachment to the vehicle engine.

Mobile and Remote Power Industry

The mobile and remote power generation market is large and growing. Vehicles used in the telecommunications, utilities, public works, construction, catering, and oil and gas industries, emergency/rescue and military and recreational vehicles rely heavily on mobile power for their internal systems. In addition, mobile work sites require on-location electricity to power equipment ranging from computers to power tools. Hybrid vehicles are rapidly penetrating the market place and require a significant amount of on board electric power. Separate from these mobile, vehicle related applications, there are other applications that are considered remote power applications. These are applications that are not mobile and are also not connected to the power grid, which is where most electric power for residential and commercial power is drawn from. These include wind turbines and other stationary applications that require a solution that converts mechanical energy into electrical energy.

Based on studies conducted by the U.S. government, Business Communications Company, Inc. and others, we estimate the annual gross North American for non hybrid vehicle related mobile power generation market in 2008 is at least $2.5 billion and growing. Worldwide growth is expected to be fueled by increases in the development and construction of industrial infrastructures, significant growth in homeland security expenditures, and increased use of sophisticated electronic equipment in underdeveloped areas where grid-based electricity is unavailable or unreliable. We also believe that mobile power has become increasingly important as backup to electric grid power supply. The need for on board power for hybrid vehicles is increasing rapidly and will surpass the demand for 500,000 annual units shortly. All wind generated power systems use a generator to convert wind energy to electric energy. The AuraGen provides a variable speed efficient generator to convert the mechanical energy harvested by the wind turbine from the wind energy to electrical energy. WePower currently focuses on small to medium (1-100 kW) vertical wind turbines and under the agreement the AuraGen will be used exclusively by WePower for its vertical wind turbines. The current AuraGen configuration is designed to provide power in the 1-8.5 kW range, and for higher power levels we combine multiple AuraGens on a common shaft. To date we have successfully combined two units on a single shaft to provide 16 kW of power. While in principal there is no difference between combining

2 or more AuraGens on a single shaft, we have not done so as of yet. During fiscal 2010 we plan to develop an AuraGen capable of generating from 30 kW up to 100 kW of power without the need of combining systems. Currently, the principal application of the AuraGen in the wind power market is to power a single, stand alone power requirement, such as an advertising billboard, unlike a windmill farm, which has a primary purpose of feeding electricity into the power grid.

The traditional available solutions for mobile and remote power users are:

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

•

Permanent-Magnet Alternators. Recently a number of companies have introduced alternators using exotic permanent magnets. These alternators tend to have higher power generation capabilities than regular alternators at lower engine RPM. In order to be practical in an under-the–hood environment (200[o]F) active cooling must be added, since the magnets are demagnetized at approximately 176[o]F. There are other issues that require an active control system that will add and subtract magnetic field strength as the engine RPM increases.

Wind Turbines. Wind turbines convert wind energy into mechanical energy (prime mover). The mechanical energy is converted into electric energy through a generator. Traditional generators operate at one speed. Because the wind energy varies continuously and is unpredictable a gear box and transmission is needed to provide the constant speed required by the generator. In addition traditional wind turbines require the capability of moving the blades into and out of the wind. There are two types of wind turbines, (i) the traditional large horizontal machines, and (ii) smaller vertical axis machines. The horizontal machines must be turned into the wind and away from the wind when the wind speed is too large. The vertical machines capture the wind from all directions and do not require a mechanism to move them into the wind. However typically they do require a brake to slow down the machine when the wind speeds are too large.

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

There are many high-output alternator manufacturers. Some of the better known ones are Delco-Remy, Bosch, Nippon Densu, Hitachi, Mitsubishi and Prestolite.

There are many manufacturers of standard electric generators. Some of the better known ones are General Electric, Westinghouse, and ABB.

There are many inverter manufacturers; some of the better-known are, Trace Engineering, Vanner, and Xentrex.

The main competitors for the Oasis all electric TRU are Thermoking and Carrier. Both Thermoking and Carrier provide diesel based TRUs for midsize trucks. The diesel based comparable systems provided by Thermoking and Carrier are approximately $6,000 less expensive than the Oasis, however they require frequent regular scheduled maintenance and a separate diesel engine that consumes approximately 0.4-0.6 gallons per operating hour.

We do not compete directly with anyone for the generators that will be used by WePower since our agreement calls for us to be the sole supplier of generators to WePower. However, there are a number of small manufacturers who provide vertical wind turbines in direct competition with WePower. These other vertical wind turbine manufacturers use other types of generators such as permanent magnet alternators (see above), or DC and conventional induction machines.

Most of our competitors have greater financial, technical, and marketing resources than the Company, have larger budgets for research, new product development and marketing, and have long-standing customer relationships. We also compete with many larger and more established companies in the hiring and retention of qualified personnel. Our financial condition has limited our ability to market the AuraGen® aggressively. The AuraGen® uses new technology and has only been available in the marketplace for a few years. As described below, because our product is radically different from traditionally available mobile power solutions, users may require lengthy evaluation periods in order to gain confidence in the product. OEMs and large fleet users also typically require considerable time to make changes to their planning and production.

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

Competitive Advantages of the AuraGen®

We believe the AuraGen® is a superior product due to its convenience, cost efficiency, fuel efficiency, reliability, flexibility in power output, quality of the electricity generated, and its ability to provide the full power at variable speeds as well as provide load following architecture. . The AuraGen® is not sensitive to temperature or altitude variations and generates the rated power at or near idle engine RPM.

The ability to operate at variable speed makes the Aura solution very attractive when the speed of the prime mover varies and is unpredictable, such as wind turbines and automotive applications. The variable speed solution is a direct consequence of our system architecture where we separated the power generation from the power delivery by the power buss.

The load following capability is also a direct result of the system architecture and the separation of the power generation from the power delivery. The user always draws power from the power buss and the generator only fills the power buss with whatever power was drained by the user.

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

The Oasis system provides an environmentally friendly solution that also provides significant cost savings to the users. When life cycle costs are compared between the Oasis and the diesel based solution over a 7 year period (typical life time for a TRU) the Oasis system could potentially save an average user approximately $20,000.00. In addition the Oasis solution provides zero emissions since the extra diesel is completely eliminated. This is a significant marketing advantage for those customers who care about the environment. The refrigeration component of the Oasis system is modeled after commercial refrigeration system that does not require any custom parts.

The AuraGen power solution or wind turbine is rather different from all other known solutions in the market place. The AuraGen system architecture that separates the power delivery from the user provides the AuraGen with the ability to provide a system that can ensure the end user of uninterrupted power when wind is just not available as well as load following for higher efficiencies and lower operating costs. In addition, the nature of the Auragen is such that it can be used as a motor to start the mechanical turbine and also as a brake when wind speeds become too high. The system ability to supply pure sine wave AC power provides the ability to connect to the power grid and the ability to supply DC power allows for charging batteries. The overall system with the built in inverter and bi directional power supply is significantly cheaper than other solutions where the sine wave inverter alone can cost as much as $0.80 per watt ($4,000 for a 5 kW inverter). The AuraGen advantages for wind applications can be summarized as; (i) Variable speed capabilities without a gear box or transmission, (ii) Load following removes the need for over sizing and provides a more efficient utilization, (iii) Higher operating efficiencies 92%+, (iv) A factor of 2.5+ times more power per unit volume results in lower weight and smaller size, (v) One moving part (the rotor) with the moving mass being 2/3 less than other systems, (vi) Ability to provide both AC and DC power simultaneously, (vii) Seamless transition from generator to battery sources for uninterrupted power to AC loads, (viii) Software changes for output frequencies such as 60 Hz or 50 Hz without hardware changes, (ix) Power management system with automatic load priority program and load shedding capabilities, and (x) Significant cost savings when compared to NeFeB PM (neodymium magnet) machines or other induction or synchronous generators and alternators.

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

The AuraGen® system passed all of the Underwriters Laboratories (“UL”) testing in 2002 and 2003. In late 2004 and early 2005 the U.S. Marine Corps successfully tested the VIPER for safety and other operational capabilities at the Aberdeen Test grounds.

Target Markets

After the Company emerged from Chapter 11 reorganization under new management in January 2006, our sales and marketing activities were expanded to include the following markets.

Military, Homeland Security Administration and Other Federal Agencies

We believe the VIPER is a superior mobile power solution compared with existing alternatives for numerous military applications. The VIPER capability to produce both 120 Volt AC and 28 Volt DC power simultaneously at low engine RPM is critical for many military applications. In addition, the VIPER’s power management system, provides military users with the ability to monitor the quality and quantity of available power, the state of the on-board batteries, and the ability to prioritize different electric loads. The USCG, after three years of testing, selected the VIPER as the power system for its 190 new patrol boats; SAIC is using the VIPER on all of its VACIS gamma ray scan systems that are used for homeland and base security applications, and numerous units of special forces and regular army are using the VIPER in both Iraq and Afghanistan. The Department of Defense issued a report to Congress in August 2006, which discussed the success of the VIPER in Iraq and Afghanistan. More recently in May 2009, at the Joint Service Power Expo, the Advance Research Lab (a U.S.N facility) under the U.S. Army contract, presented the results from their testing of numerous alternators to determine their power output at low RPM and at elevated under the hood temperatures that are expected in desert warfare. The results show that our VIPER system was the only tested device that performed as advertised. All the other tested systems only generated approximately 50% of the rated power at idle speed and had significant further de-rating as the temperature increased. Currently a number of military OEMs are exploring the use of the VIPER for various military programs.

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

Wind Turbines

The market for wind energy is expanding as governments and people are looking for alternative sources of energy. Traditional wind energy solutions are based on horizontal wind turbines with one or more blades. Such machines can vary in size from very small to extremely large with blades that are more than 200 feet long. All such machines require a high tower, and a mechanical system that can rotate the turbine into the wind direction and away from the wind when it becomes too strong. These machines need substantial open space and are not found in cities. A less common solution that is gaining acceptance rapidly is based on a vertical design. In such a design the turbine is always in the wind, considerably less space is needed, it is more aesthetically appealing, and the generator and support equipment can be placed on the ground. WePower is aggressively pursuing the vertical design solution.

The AuraGen is an ideal solution for this application due to the unique design architecture that provides the end user with flexibility and uninterrupted power as wind conditions change. The unique design provides both AC and DC power capabilities allowing easy integration into the grid and the ability to charge batteries. The electronic control box also provides the ability to perform at variable speeds (wind speed is unpredictable and uncontrollable) without the need for a gear box or transmission, resulting in upfront cost savings as well as maintenance and operational cost savings.

Currently, the principal application of the AuraGen in the wind power market is to power a single, stand alone power requirement, such as an advertising billboard, unlike a windmill farm, which has a primary purpose of feeding electricity into the power grid.

Facilities, Manufacturing Process and Suppliers

We assemble and test the AuraGen® at our 27,000 square foot facility in El Segundo, California, with components that are produced by various suppliers. Since December 31, 2007, we have been on a month-to-month lease. In February 2008, we entered into a lease for a new facility of approximately 25,500 square feet, near our current facility. The lease is for a term of five years, commencing May 1, 2008, and carries a base rent of $28,019 per month. The planned leasehold improvements for the new facility took longer than expected to complete due to numerous changes in layout and other requirements that resulted from changing business requirements as well as the delays in the acquisition of the facility in Georgia. We expect to be able to move into this facility by the end of July 2009. and terminate the month-to-month lease on our current facilities at that time. We feel this facility is sufficient for our current needs. Early in our AuraGen® program, we determined it was most cost-effective to outsource production of components and sub-assemblies to volume-oriented manufacturers, rather than produce these parts in-house. As a result of this decision, and based on then anticipated sales, prior to fiscal 2001 we purchased, a substantial inventory of components and sub-assemblies at volume prices. Since sales did not meet our expectations, we have been assembling, testing and selling product from this inventory for several years. In order to renew our inventory of components, we will need to renew contracts with such manufacturers or locate other suitable manufacturers. Since we emerged from our Chapter 11 reorganization in January 2006, we have renewed our relationships with a number of our old suppliers and are developing relationships with others. To ensure quality and reliability in the field, we use highly qualified suppliers, the majority of which are ISO 9002 compliant.

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

Our sales and distribution efforts can be classified into three groups; (i) direct sales, (ii) distribution agreements, and (iii) OEM agreements. We employee a sales force, who is compensated with a modest base salary, and commissions based on sales. Our wind related applications are through an exclusive distribution and supply agreement that we entered into with WePower in February 2009. We also have an exclusive distribution agreement in Korea for military applications and recently entered into an exclusive agreement with another distributor to market and sell our products in Korea for commercial and industrial applications. We are currently negotiating with a number of other entities for distribution agreements in different parts of the globe. We sell AuraGen for TRU using cold plate solutions through one large manufacturer of such cold plate solutions, and expect to continue with this relationship for fiscal 2010. Our Oasis solution is being sold directly with the aid of large national as well as local leasing companies (most refrigeration trucks are leased by the end users). We sell directly to the military, government agencies and military contractors. While we have not yet reached any OEM agreements with truck manufacturers, we are working closely with all the major truck manufacturers both domestic and foreign to integrate the AuraGen into their vehicle at the factory or at the port of entry.

Research and Development

We believe that ongoing research and development is important to the success of our product in order to utilize the most recent technology, to develop additional products and additional uses for existing products, to stay current with changes in vehicle manufacture and design and to maintain an ongoing advantage over potential competition. We are engaged in numerous new and enhanced developments of our AuraGen/VIPER both as company sponsored research and development (“R&D”) and contract related R&D activities. Under contracts to the U.S Navy and general Dynamics with additional corporate funds we combined the output of two of our 8.5 kW systems into a single 16 kW circuit. Among other benefits, this provides us the required power solution to pursue the 40,000 BTU refrigeration trailer market. We are also developing a 3 phase solutions which will allow us to provide 3 phase shore power interface to our systems. The 3 phase solution should be completed by the end of the second quarter of fiscal 2010. We have enhanced our coil designs and are completing testing. Early results show significant improvements in efficiency with the new coil designs. We are developing a 30 kW system and are starting to examine a 100 kW system. Both of these systems are being developed for military applications. We expect a prototype 30 kW system by the end of the current year.

We are currently in the final testing of our new 9 inch diameter 4 kW machine and expect to have it in production before the end of the current year. We are also enhancing our ECU to be able to provide more power when the prime mover is off. Our current system provides approximately 4 kW when the engine is off and our enhanced system is expected to provide as much as 7 kW with the engine-off mode.

For wind applications we are modifying our machine by increasing the number of poles such that we will have maximum generating power at much lower RPMs (wind turbine speeds are expected to be in the 100s RPM as compared to automotive applications of 1,000 RPM). We expect to have our first 12 pole machines operating by the end of July 2009.

In order to support larger power systems we are redesigning our ECU with a 1,200VDC buss and ability to handle up to 150 amps of excitation current.

In addition to the above activities, we plan to start developing electric motors based on the AuraGen technology with the focus of this development on the ½ to 10 horsepower segment of the industry.

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

Employees

As of May 15, 2009, we employed 60 persons on a full time basis. We are not a party to any collective bargaining agreements.

Significant Customers

During the year ended February 28, 2009, we conducted business with two major customers whose sales comprised 16.2% and 10.2% of net sales, respectively. As of February 28, 2009, no amounts were receivable from these customers. During the year ended February 29, 2008, we conducted business with three major customers whose net sales comprised 42% of net sales. As of February 29, 2008, three customers accounted for 30% of net accounts receivable.

Backlog

As of June 11, 2009, we had a backlog of approximately $29.5 million. Of this amount, approximately $6.0 million is for the 2010 fiscal year and approximately $23.5 million is for delivery after the 2010 fiscal year. Approximately $1.8 million in the current year and $4.5 million for delivery after fiscal 2010 is subject to cancellation or renegotiation at the convenience of the government. As of June 2008, we had a backlog of approximately $5.5 million, of which approximately $4.2 million was for delivery after the 2009 fiscal year.

ITEM 1A. Risk Factors

Risk Factors Relating to Our Business

We have a history of losses and we may not be profitable in any future period.

In each fiscal year since our organization in 1987 we have not made an operating profit. We have an accumulated deficit in excess of $364 million from our inception through February 28, 2009. Since emerging from bankruptcy, we have incurred approximately $25 million in losses. We cannot assure you that we will be able to achieve or maintain profitability or positive cash flow.

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

Our auditors have qualified their report on our financial statements to indicate that there is substantial doubt as to our ability to continue as a going concern, which could adversely affect our ability to obtain third party financing.

Our auditors, Kabani and Company, have qualified their report on the current financial statements to indicate that there is “substantial doubt” about our ability to continue as a going concern. This opinion is based upon our continuing losses from operations. The existence of the going concern qualification could affect our ability to obtain financing from third parties or could result in increased cost of this financing.

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

Our business and prospects may be adversely affected by general economic conditions.

The national economic slowdown has resulted in deferred, delayed and cancelled orders commencing in the latter part of fiscal 2009 and may continue to adversely affect market acceptance and use of AuraGen® products.

Our business may be adversely affected by industry competition.

The industry in which we operate is competitive. We face substantial competition from companies that have been offering traditional solutions such as Gensets for the last 50 years, and there are more than 40 Genset manufacturers in the United States. These competitors include: Onan, Honda and Kohler. In the TRU area we are competing with Thermo-king and Carrier who dominate the business in the USA. Most of our competitors have greater financial resources than we do, have larger budgets for research, new product development and marketing and have long-standing customer relationships. We must compete with many larger and more established companies in the hiring and retention of qualified personnel.

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

Competition for key employees is intense, and we cannot assure you that we will be able to retain our key employees or that we will be able to attract, assimilate and retain other highly qualified personnel in the future. While we may enter into agreements with our employees regarding patents, confidentiality, and related matters, we do not generally have employment agreements with our employees. The loss of key personnel, especially without notice, or the inability to hire or retain qualified personnel, particularly given our anticipated growth, could have a material adverse effect on our business, operating results and financial condition.

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

As of the date of this report, our corporate charter currently authorizes our Board of Directors to issue up to 75,000,000 shares of common stock, of which 48,022,114 shares were outstanding as of May 15, 2009. The power of the Board of Directors to issue authorized shares of common stock is generally not subject to stockholder approval under Delaware state law, the state of our corporate organization. Any additional issuance of our common stock may have the effect of further diluting the equity interest of stockholders, and such dilution could be substantial.

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

As of June 1, 2009, we had outstanding 5,765,511 options and warrants to purchase our common stock at exercise prices ranging between $1.50 and $4.00. If those option and warrant holders exercise these securities, we will be obligated to issue additional shares of common stock at the stated exercise price. As of June 8, 2009, the closing price of our common stock was $0.94 per share. The existence of such rights to acquire common stock at fixed prices may prove a hindrance to our efforts to raise future equity funding, and the exercise of such rights will dilute the percentage ownership interest of our stockholders and may dilute the value of their ownership. Future sale of shares issuable on the exercise of outstanding warrants and options at fixed prices below prevailing market prices, or expectations of such sales, could adversely affect the prevailing market price of our common stock, particularly since such warrants or options may be exercised at a fixed price and resold. Further, the holders of the outstanding warrants may exercise them at a time when we would otherwise be able to obtain additional equity capital on terms more favorable to us.

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

ITEM 2. PROPERTIES

Effective December 31, 2007, the lease on our current facility expired and we are now on a month-to-month lease. In February 2008, we entered into a lease for a new facility of approximately 25,500 square feet, near our current facility. The lease is for a term of five years, commencing May 1, 2008, and carries a base rent of $28,019 per month. We expect to move into this new facility in the second quarter of fiscal 2010 and at that time vacate our present facility. The Company also negotiated to purchase the service and installation facilities of Emerald, which comprises approximately 6 acres of land and a building of approximately 10,000 square feet with several truck service bays and a small amount of office space. Due to the national economic down turn, and in particularly the uncertainties in the Real Estate market, the purchase of the facility has been put on indefinite hold. Aura is currently renting the facility on a month to month basis at $7,000 per month rent. We believe that these facilities will be adequate for our current needs.

ITEM 3. LEGAL PROCEEDINGS

Except as described below, we are not a party to any material pending legal proceedings.

Barovich/Chiau et. al. v. Aura Systems, Inc. et. al. (Case No. CV -95-3295).

As previously reported in our fiscal 2000 report on Form 10-K, we settled shareholder litigation in the referenced matter in January 1999. On November 20, 1999, the parties entered into an Amended Stipulation of Settlement, In January 2006, the bankruptcy court in our Chapter 11 proceeding (In re Aura Systems, Inc., United States Bankruptcy Court, Central District of California, Case Number LA 05-24550-SB), approved the settlement of this claim for approximately 465,000 shares of common stock in the reorganized company. The Company reserved the shares and they are included in the outstanding and issued share presentations since the confirmation of the reorganization plan in January 2006. Plaintiffs appealed the ruling of the bankruptcy court to the District Court of Appeals claiming they were a secured creditor under the Plan of Reorganization, and therefore entitled to full payment in cash over a period of five years. The appellate court upheld the ruling of the bankruptcy court, and Plaintiffs appealed this decision to the Ninth Circuit Court of Appeals. The Ninth Circuit Court of Appeals recently upheld the decision. The Company is currently working with Plaintiffs’ attorney to arrange the distribution of the shares.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders in the fourth quarter of fiscal 2009.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our shares are listed on the OTC Bulletin Board under the symbol “AUSI”. Set forth below are high and low bid prices for our common stock for each quarterly period in the two most recent fiscal years. Such quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not necessarily represent actual transactions in the common stock. We had 3,274 stockholders of record as June 6, 2009.

Period	High	Low
------	-----	-----
Fiscal 2008
First Quarter ended May 31, 2007	$1.80	$1.21
Second Quarter ended August 31, 2007	$1.46	$0.85
Third Quarter ended November 30, 2007	$1.73	$1.35
Fourth Quarter ended February 29, 2008	$2.36	$1.55

Period	High	Low
------	-----	-----
Fiscal 2009
First Quarter ended May 31, 2008	$1.80	$1.01
Second Quarter ended August 31, 2008	$1.30	$1.03
Third Quarter ended November 30, 2008	$1.30	$0.40

Fourth Quarter ended February 28, 2009	$1.00	$0.36

On June 8, 2009, the reported closing sales price for our common stock was $0.94.

Dividend Policy

We have not paid any dividends on our common stock and we do not anticipate paying any dividends on our common stock in the foreseeable future.

Sales of Unregistered Securities

In the year ended February 28, 2009, we issued 2,915,000 shares of common stock for cash proceeds of $2,437,057 and collected subscription receivables of $677,255.In addition, 2,397,137 shares were issued upon the exercise of warrants for total consideration of $2,282,405; 400,000 shares of common stock were issued for the acquisition of $400,000 worth of inventory and supplies in connection with the acquisition of the refrigeration assets of Emerald Commercial Leasing; 430,329 shares of common stock were issued for the exercise of warrants in lieu of payments on our secured notes payable; 100,000 shares of common stock were issued pursuant to an employment agreement we entered into with our Vice President; 2,069,742 shares of common stock were issued upon the conversion of $2,069,742 of secured notes payable and associated accrued interest; 98,442 shares of common stock were issued in settlement of $98,442 of accounts payable; and 150,000 shares of common stock were issued as fees to members of our Board of Directors for a loan and associated loan guarantees by the Board members. Shares issued for non cash consideration were valued pursuant to EITF 96-18. The Company recorded a gain on settlement of debt of $32,820 and $6,742, respectively for the stock issued for settlement of accounts payable of $98,442 and for stock issued for interest settlement of notes. All such securities were issued and sold in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, and the certificates representing such securities contain a restrictive legend reflecting the limitations on future transfer of those securities. The offer and sale of these securities was made without public solicitation or advertising. The investors represented to us that they were knowledgeable and sophisticated, and were experienced in business and financial matters so as to be capable of evaluating an investment in our securities and were an “accredited investor” within the meaning of Regulation D promulgated under the Securities Act of 1933. Each of these investors was afforded full access to information regarding our business.

Repurchases of Equity Securities

We did not repurchase any shares of our common stock during the fourth quarter of fiscal 2009.

Performance Graph

The following graph compares the cumulative total stockholder return of the Company with the cumulative total return on the NASDAQ Stock Market Index (U.S.) and the S&P Small Cap Industrial 600 Index† . The Comparisons in the graph are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of the Company’s common stock.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN*

AMONG AURA SYSTEMS, INCORPORATED, THE NASDAQ STOCK MARKET (U.S.) INDEX AND THE S & P SMALL CAP INDUSTRIAL INDEX

$100 INVESTED ON 2/28/2004 IN STOCK OR INDEX-INCLUDING REINVESTMENT OF DIVIDENDS. FISCAL YEAR ENDING FEBRUARY 28

Cumulative Total Return and Year-to-Year Percent Return

		Feb-04	Feb-05	Feb-06	Feb-07	Feb-08	Feb-09
AURA SYSTEMS, INC.	Cum ret	$ 100.00	$ 61.55	$ 18.49	$ 9.39	$ 10.24	$ 5.60
	Year to Year %ROI	-12%	-38%	-70%	-49%	9%	-45%
NASDAQ STOCK MARKET INDEX (U.S.)	Cum ret	$ 100.00	$ 101.08	$ 112.39	$ 119.03	$ 114.87	$ 67.88
	Year to Year %ROI	52%	1%	11%	6%	-4%	-41%
S & P SC INDUSTRIAL 600	Cum ret	$ 100.00	$ 154.32	$ 179.87	$ 221.00	$ 198.20	$ 112.25
	Year to Year %ROI	-20%	54%	17%	23%	-10%	-43%

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

AURA SYSTEMS, INC. AND SUBSIDIARIES

	February 28, 2009	February 29, 2008	February 28, 2007	February 28, 2006	February 28, 2005
Net revenues	$2,415,529	$2,849,331	$1,624,074	$1,756,105	$2,525,431
Cost of goods sold	$1,539,985	$1,746,361	$745,060	$614,327	$1,573,116
Inventory write down	$-	$52,675	$419,765	$439,188	$2,088,703
Gross profit (loss)	$875,544	$1,050,295	$459,249	$702,590	$(1,136,388)
Expenses:
Engineering, research & development	$1,872,683	$1,541,617	$1,048,529	$1,483,247	$2,482,668
Selling, general and administrative	$8,204,793	$8,246,812	$5,200,393	$5,867,388	$6,886,542
Class action litigation & other legal settlements	$-	$-	$-	$267,726	$2,765,192
Impairment losses on long-lived assets	$-	$-	$-	$-	$544,510

Total expenses	$10,077,476	$9,788,429	$6,248,922	$7,618,361	$14,767,615

Loss from operations	$(9,201,932)	$(8,738,134)	$(5,789,673)	$(6,915,771)	$(13,815,300)
Other (income) and expense:
Impairment of investments	$-	$-	$-	$-	$286,061
Gain (loss) on sale of investments/assets	$-	$1,500	$7,750	$(2,446,798)	$-
Interest expense	$702,650	$168,607	$392,977	$6,602,020	$18,965,852
Loss on settlement of debt	$39,562	$(84,425)	$-	$-	$-
Other	$21,058	28,640	$6,453	$(50,000)	$(166,345)
Change in derivative liability	$-	$-	$-	$16,254,502	$(4,622,235)
Minority interest	$-	$-	$-	$-	$(3,970)
Gain on extinguishment of debt obligations, net of income taxes	$-	$-	$-	$1,730,979	$-
Preferred stock dividend	$-	$-	$-	$-	$525,377

Net Income (loss)	$(9,843,962)	$(8,960,486)	$(6,168,447)	$6,864,488	$(28,800,040)

Net loss per common share	$(0.24)	$(0.28)	$(0.25)	$2.24	$(22.35)

Weighted average number of common shares	41,716,958	32,252,902	25,114,154	3,063,216	1,288,114

Cash/cash equivalents	$317,256	$37,532	$1,051,259	$472,482	$61,376
Working capital	$(2,164,606)	$48,314	$832,744	$2,567,684	$(34,338,147)
Total assets	$5,291,547	$5,258,627	$5,549,137	$7,891,377	$13,305,777
Total debt	$5,056,731	$4,462,233	$4,907,824	$5,140,554	$36,535,119
Net stockholders’ equity (deficit)	$234,816	$796,394	$2,103,666	$4,082,983	$(23,883,233)

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

Overview

We design, assemble and sell the AuraGen®, our patented mobile power generator that uses the engine of a vehicle or any other prime mover to generate power. The AuraGen® delivers on-location, plug-in electricity for any end use, including industrial, commercial, recreational and military applications. We began commercializing the AuraGen® in late 1999. To date, AuraGen® units have been sold in numerous industries, including transport refrigeration, hybrid vans, recreational, utilities, telecommunications, emergency/rescue, public works, catering, oil and gas, transportation, government and the military.

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

In May 2008, we entered into an agreement with Emerald Commercial Leasing, Inc., of Conley, Georgia, whereby we acquired the transport refrigeration assets of Emerald, including all rights to drawings, designs, sketches, layouts integration know-how, parts, and vendor lists for the all electric refrigeration system based on commercial refrigeration design valued at approximately $400,000. In addition, the agreement returns the previously assigned exclusive selling rights for the transport refrigeration industry to Aura. As a result, Aura can now offer a complete TRU solution to its customers. No value was assigned to the intangible assets, and the inventory was valued based on its cost basis to Emerald. The Company acquired only the refrigeration assets of Emerald in order to be able to offer a complete system consisting of the refrigeration unit and the power source for the refrigeration unit to the refrigeration trucking industry. In addition, we reached an agreement in principle to purchase their service facility for $1,050,000. The facility consists of approximately 6 acres of land and a building of approximately 10,000 square feet with several truck service bays and a small amount of office space. The facility will be used by Aura for warehousing, service, and installation of the AuraGen for customers in the southeastern United States. Due to the national economic down turn, and in particularly the uncertainties in the real estate market, the purchase of the facility has been put on indefinite hold. Aura is currently renting the facility on a month to month basis at $7,000 per month rent.

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

Terms of our sales generally provide for Shipment from our facilities to customers FOB point of shipment. Title passes to customers at the time the products leave our warehouse.

The Company does not offer a general right of return on any of its sales and considers all sales as final. However, if a customer determines that a different system configuration would better suit their application, we will allow them to exchange the system and bill them the incremental cost, or credit them if there is a decrease in the system cost. While some sales are for evaluative purposes, they are still considered final sales. The customers evaluation is for them to determine if there is a benefit to them to outfit additional vehicles in their fleets.

The only potential post delivery obligation the Company might have is for the installation of the unit. However, the unit is typically delivered at the time of installation, and the billing is done when the installation is complete. Any discounts that are offered are done as a reduction of the invoiced amount at the time of billing. The Company does not utilize bill and hold. The Company does provide customers with a warranty; however, due to the low sales volume to date, the amount has not been material and is expensed as incurred.

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

Specific asset categories are treated as follows:

Accounts Receivable: We record an allowance for doubtful accounts based on management's expectation of collect-ability of current and past due accounts receivable.

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

When we determine that an asset is impaired, we measure any such impairment by discounting an asset's realizable value to the present using a discount rate appropriate to the perceived risk in realizing such value. When we determine that an impaired asset has no foreseeable realizable value, we write such asset down to zero.

Results of Operations

Fiscal 2009 compared to Fiscal 2008

Revenues

Net revenues in fiscal 2009 decreased $433,802 to $2,415,529 from $2,849,331 in fiscal 2008, a decrease of 15%. The decrease is attributable to normal sales fluctuations period to period due to our relatively small sales volume and new customer base, and the poor economic climate which caused some of our customers to delay delivery of some product into fiscal 2010.

Cost of Goods

Cost of goods sold in fiscal 2009 decreased $206,376 to $1,539,985from $1,746,361 in fiscal 2008. As a percentage of net revenues, cost of goods sold increased to 64 % in fiscal 2009 from 61% in fiscal 2008. The increase is attributable to the variation in the mix of products sold. Refrigeration systems are comprised of a larger amount of non-Aura manufactured components, which carry a lower gross margin at the resale level.

Engineering, Research and Development

Engineering, research and development costs increased $331,066 to $ 1,872,683 in fiscal 2009 from $1,541,617 in fiscal 2008. The increase is primarily attributable to increased rent of approximately $380,000 relating to the Georgia facility we began using in June of 2008, and the new facility in El Segundo, California, which began in May of 2008, partially offset by a reduction in the use of outside consultants of approximately $100,000.

Selling, General and Administrative Expense

Selling, general and administrative decreased $ 42,019 to $8,204,793 in fiscal 2009 from $8,246,812 in fiscal 2008. The decrease is due to a decrease in the amount of employee options and warrants expensed in the current year to $378,184 from $1,640,208 in the prior fiscal year, offset partially by an increase in compensation expense of approximately $1,300,000 including increases in employee related expenses such as health insurance and payroll taxes of approximately $180,000.

Non-Operating Income and Expense

Net interest expense increased $534,043 to $702,650 in fiscal 2009 from $168,607 in fiscal 2009. The increase is attributable to a higher level of debt owing to a Board member, which increased from $500,000 at the end of fiscal 2008 to $2,300,000 at the end of fiscal 2009 and for the induced conversion charge of $368,900 for the notes conversion. Additionally, the 7% convertible notes were outstanding for the entire fiscal 2009 year, compared to only two months in fiscal 2008. [is this right?]

Net Income/Loss

Our net loss increased $883,476 to $9,843,962 in fiscal 2009 from $8,960,486 in fiscal 2008 as a result of our increase in costs associated with the Georgia facility, our new El Segundo facility, and increased compensation and related costs.

Liquidity and Capital Resources

In fiscal 2009, we incurred losses of $9.8 million and had negative cash flows from operations of $6.3 million. In order to fund our cash needs we raised $2.4 million from the sale of our stock in private placements and $2.3 million from the exercise of outstanding warrants. We also borrowed $350,000 in short term notes from individuals, with interest rates of 10%, of which we have repaid $75,000. Additionally, during fiscal 2009, we received periodic advances from a Board member totaling $1.3 million. These advances carry an interest rate of 10% and are due on demand. As of February 28, 2009, the total amount owing to this Board member is $2.3 million. If our sales are comparable to our fiscal 2009 sales, we estimate we would need to raise approximately $8.0 million to fund our operations at present levels, and an additional $.5 million for capital expenditures related to our new facility and upgrading our computer systems. If we are successful in raising this capital, it will enable us to increase our marketing efforts, add new employees, and increase our research and development. If we are unable to raise sufficient funds, we may have to curtail our operations until such time as funding could be arranged.

At February 28, 2009, we had cash of approximately $0.30 million, compared to approximately $0.05 million at February 29, 2008. Working capital at February 28, 2009 was a negative $2.2 million as compared to approximately $50,000 at the end of the prior fiscal year. At February 28, 2009, we had accounts receivable, net of allowance for doubtful accounts, of approximately $300,000 compared to approximately $800,000 at February 29, 2008. In fiscal 2009 we acquired property and equipment at a cost of approximately $240,000. We acquired property and equipment at a cost of approximately $170,000 in fiscal 2008. As of February 28, 2009, we expect to need approximately $150,000 to complete the build-out of the El Segundo facility. We also expect to need approximately $150,000 to upgrade our computer and software systems. During fiscal 2009, we incurred additional debt obligations to one of our Board members in the amount of $1,300,000, with an interest rate of 10%.

In the year ended February 28, 2009, we issued 2,915,000 shares of common stock for cash proceeds of $2,437,057 and collected subscription receivables of $677,255.In addition, 2,397,137 shares were issued upon the exercise of warrants for total consideration of $2,282,405; 400,000 shares of common stock were issued for the acquisition of $400,000 worth of inventory and supplies in connection with the acquisition of the refrigeration assets of Emerald Commercial Leasing; 430,329 shares of common stock were issued for the exercise of warrants in lieu of payments on our secured notes payable; 100,000 shares of common stock were issued pursuant to an employment agreement we entered into with our Vice President; 2,069,742 shares of common stock were issued upon the conversion of $2,069,742 of secured notes payable and associated accrued interest; 98,442 shares of common stock were issued in settlement of $98,442 of accounts payable; and 150,000 shares of common stock were issued as fees to members of our Board of Directors for a loan and associated loan guarantees by the Board members. Shares issued for non-cash consideration were valued pursuant to EITF 98-15. The Company recorded a gain on settlement of debt of $32,820 and $6,742, respectively for the stock issued for settlement of accounts payable of $98,442 and for stock issued for interest settlement of notes.

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

The national economic slowdown has resulted in numerous delays and cancellations of customers and potential customers for acquisitions of new equipment, tools and vehicles as well as delays in upgrades of existing equipment and vehicles. At the same time, the economic conditions have created an environment where potential customers are open to discussions and evaluations of equipment that could result in operational savings. The above conditions may have a significant impact on our business in fiscal 2010 .

We have seen a major slow down in the last quarter of fiscal 2009 and the first quarter of fiscal 2010. This was in the form of a slow down in delivery schedules for existing contracts and a significant slowdown in new contracts. Almost a million dollars in commercial deliveries on existing contracts during the second half of fiscal 2009 were pushed into fiscal 2010. Similarly, approximately $800,000 of a military related program approved by Congress in September of 2008 has been delayed and pushed into the second quarter of fiscal 2010.

During the next twelve months, subject to market conditions, we intend on expanding our AuraGen/Viper business both domestically and internationally. There are four major components necessary to execute a significantly expanding business; (i) augmentation of management and staff, (ii) purchase orders, (iii) facilities and equipment, and (iv) working capital. We plan to add senior quality assurance and quality control staff as well as a number of mechanical and electrical engineers, a number of technicians and a number of test engineers. We plan to add approximately 10 people to our staff in fiscal 2010.

In order to achieve the planned results for fiscal 2010 we will need sufficient working capital for (i) daily operations, (ii) purchase of raw materials and subassemblies, (iii) purchase of the required equipment, and (iv) supporting cash flow. We estimate that this will require us to raise approximately $8.0 million in new capital. We plan to raise the required capital through the private placement of equity or convertible debt. While no assurances can be given that we will be successful in completing any future financings, currently we have informal commitments for approximately $2.0 million dollars for new capital, and, we have strong indications of interest for an additional $4.5 million dollars in the private placement.

We are selling systems for all of the applications currently identified in our business model for fiscal 2010. In addition, we are also in the process of enhancing our product line to address an even larger market segment. We currently provide 5 kW, 8.5 kW and 16 kW solutions and we plan to introduce during the next twelve months 4kW, 12 kW, 25 kW and 50 kW solutions. While there can be no assurances given that we will complete all the developments described above and be able to commercialize them in the planned time, our business model for fiscal 2010 does not contemplate sales for any product not currently available.

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

In the past, in order to maintain liquidity we have relied upon external sources of financing, principally equity financing and private and bank indebtedness. We have no bank line of credit and require additional debt or equity financing to fund ongoing operations. We have commenced a private placement for up to $7.5 million. However, we have no binding commitments from third parties to provide financing and we cannot assure you that financing will be available at the times or in the amounts required. The issuance of additional shares of equity in connection with such financing could dilute the interests of our existing stockholders, and such dilution could be substantial. If we cannot raise needed funds, we would also be forced to make further substantial reductions in our operating expenses, which could adversely affect our ability to implement our current business plan and ultimately our viability as a company.

Contractual Obligations

The table below describes the Company’s future contractual obligations, including items not included in the consolidated balance sheet, as of February 28, 2009:

Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Long Term Debt Obligations	(a)	$500,000	$0	$0	$500,000	$0
Capital lease obligations		$0	$0	$0	$0	$0
Operating leases	(b)	$1,400,950	$336,228	$672,456	$392,266	$0
Minimum license commitment		$0	$0	$0	$0	$0
Fixed asset and inventory purchase commitments		$0	$0	$0	$0	$0

Total contractual cash obligations		$1,900,950	$336,228	$672,456	$892,266	$0

(a)

Represents $500,000 of five year, 7% convertible debentures, convertible into our common stock at a price of $3.00 per share. For additional information regarding the terms of these Notes, see the discussion appearing above in “Liquidity and Capital Resources.”

(b)	Represents obligations for the lease of our facilities which began May 1, 2008.

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

ITEM 9A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the specified time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, the Company’s management evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures. Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of February 28, 2009.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended February 28, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of February 29, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework . Based on this assessment, and on those criteria, management concluded that the Company’s internal control over financial reporting was effective as of February 28, 2009.

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

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The following table sets forth our directors and executive officers, their age, and the office they hold.

Name	Age	Title

Directors

Melvin Gagerman	66	Chairman, Director, Chief Executive Officer, Chief Financial Officer and President
Arthur J. Schwartz, PhD	61	Director, Chief Technical Officer
Dr. Maurice Zeitlin	67	Director, Chairman - Nominating Committee; member, Compensation Committee and Audit Committee
Warren Breslow	66	Director, Chairman - Audit Committee; member, Nominating Committee and Compensation Committee
Salvador Diaz-Verson, Jr.	54	Director, Chairman, Compensation Committee; member, Audit Committee and Nominating Committee

Other Executive Officers

Don Macleod	51	President
Yedidia Cohen	53	Vice President of Engineering

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

Arthur J. Schwartz, PhD – Dr. Schwartz has been CTO and a director of the Company since it emerged from Chapter 11 proceedings on January 31, 2006. From 2002 to 2006 Dr. Schwartz was a principal in the business consulting firm Aries Group Ltd. Dr. Schwartz is one of the founders of the Company and was a member of Aura’s management from1987 until 2002 as Executive Vice President, CTO and director. Dr. Schwartz has been has been involved in all technical aspects of the Company and has been instrumental in many of our government programs. Prior to founding Aura, Dr. Schwartz worked at Hughes Aircraft Company as a senior scientist on classified programs. Dr. Schwartz has a Ph.D in Physics.

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

Don Macleod – Mr. Macleod has served as President of the Company since April 2009. Dr. Macleod previously served as an Executive Director of Seagate Technology where he was responsible for motor design, manufacturing development and production line transfer to manufacturing locations. He has also held Executive Director level positions at Seagate in advanced concepts, media engineering and business process development. Prior to joining Seagate in 1986, Dr. Macleod served as VP of Engineering and a member of the board of directors at Applied Motion Products. Dr. Macleod has been named on 31 U.S. patents, published eight papers on motor technology at international conferences, and led the development of motor technology for disc drives. Dr. Macleod earned his Ph.D. in electrical engineering at the University of Leeds in the UK.

Yedidia Cohen – Mr. Cohen has been employed by us since July, 2001, developing numerous magnetic applications, and has been our VP of Engineering since May, 2006. Prior to being appointed VP of Engineering he was the lead engineer on the AuraGen mechanical tasks. Mr. Cohen has extensive experience in designing and building highly reliable and durable weapon systems. He spent much of his professional carrier at Raphael (Weapon development and testing facility for the Israeli Army). In addition to his vast experience in weapon systems, Mr. Cohen worked for ElectricPower Corporation in Haifa, Israel, where he specialized in conceptual design of power generation plane, thermodynamic calculations, design of boilers, pressure vessels and heat exchangers. In addition to his engineering skills Mr. Cohen has experience in building and managing teams of engineers working on complex tasks. Mr. Cohen has a M.S.E.E degree in Mechanical Engineering from the Technion in Haifa, Israel.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our officers and directors, and beneficial owners of more than ten percent of the common stock, to file with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc. reports of ownership and changes in ownership of the common stock. During the year ended February 28, 2007, Warren Breslow, a director, acquired 384,615 shares of common stock for which he failed to file a Form 4. During the year ended February 28, 2009, the following directors failed to file a Form 4 for their acquisition of stock: Melvin Gagerman – 5,500 shares upon the exercise of warrants, the acquisition of 12,500 shares and the issuance of 12,500 warrants; Dr. Arthur Schwartz – 50,000 shares upon the exercise of warrants, the acquisition of 12,500 shares and the issuance of 12,500 warrants; Dr. Maurice Zeitlin – 94,065 shares upon the exercise of warrants, the acquisition of 12,500 shares and the issuance of 12,500 warrants; Warren Breslow – 55,000 shares upon the exercise of warrants, the acquisition of 100,000 shares and the issuance of 100,000 warrants – Salvador Diaz-Verson Jr. – the acquisition of 12,500 shares and the issuance of 12,500 warrants.

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

Role of Company Management in Compensation Decisions

The Compensation Committee makes decisions regarding the compensation of the Chief Executive Officer usually in conjunction with input from the Chief Executive Officer, including base compensation, equity incentive awards, annual incentive award payments. The Chief Executive Officer annually reviews compensation for the other named executive officers and makes recommendations to the Compensation Committee based upon individual and company performance. The Compensation Committee reviews and approves, and may exercise discretion to modify, all recommendations made by the Chief Executive Officer.

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

The Gagerman Agreement provides for an annual bonus to be approved by the Board of Directors of up to $100,000 based on objective and subjective milestones and, in the case of the 2007 fiscal year, provided the company has the available cash, and an additional annual bonus at the discretion of the Board of Directors of up to $100,000 for achievements in excess of expected milestones. The initial qualitative milestones and their quantitative relative weight were specified in the Gagerman Agreement for fiscal 2007, fiscal 2008 and fiscal 2009, and relate to achievement of specified business, financial and organizational performance goals. The Compensation Committee may change both the qualitative goals and relative weight of the goals by giving notice to Mr. Gagerman prior to the fiscal quarter that the change will take effect. In addition, the Compensation Committee retains the discretion under the Gagerman Agreement to pay an annual bonus regardless of whether the stated milestones are achieved. The milestones are set with the expectation that it is probable that the milestones will be met in the applicable fiscal year. In December 2007 the Compensation Committee determined to award Mr. Gagerman a bonus of $100,000 for the fiscal 2007 year. This bonus has not yet been paid due to the lack of excess cash available. The Compensation Committee has determined that the performance goals were not sufficiently met and therefore no bonus would be paid for the 2008 and 2009 fiscal years.

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

2006 Stock Option Plan

In September 2006 our Board of Directors adopted an employee stock option plan, which was approved by the shareholders in March 2009. The option plan authorizes the Board of Directors or a committee of directors designated by the Board (the “Option Committee”) to grant options to employees, directors and consultants. At the time of the option grant the Option Committee designates the option for federal tax purposes as an “incentive stock option” or “non-statutory stock option.” The named executive officers are eligible to receive option grants under the option plan.

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

Subsequent to the end of fiscal 2007, in order to provide additional incentives to Mr. Gagerman, and in recognition of his accomplishments as both CEO and acting CFO, Mr. Gagerman was granted an additional 100,000 options, exercisable at $2.00 per share, with a term of five years. This grant was subject to shareholder approval of the option plan. In addition, subsequent to the end of fiscal 2007, we determined to extend the term of his 600,000 warrants from three years to five years and to fix the exercise price at $2.00 per share during the term of the warrants, subject to shareholder approval of the plan, which approval was obtained in March 2009.

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

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed with management the “Compensation Discussion and Analysis” for the fiscal year ended February 28, 2009. Based on this review and discussion, the Compensation Committee recommended to the board of directors that the “Compensation Discussion and Analysis” section be included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2009.

The Compensation Committee:

Warren Breslow

Dr. Maurice Zeitlin

Salvatore Diaz-Verson

The following table summarizes all compensation earned for the fiscal years ended February 28, 2009, February 29, 2008, and February 28,2007, to the individual who served as our chief executive officer during fiscal 2009, and the three other most highly compensated executive officers who were serving in such capacity as of February 28, 2009 (the "named executive officers").

2009 Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Option Awards ($) (3)	Non-Equity Incentive Plan Compensation	All Other Compensation ($)	Total ($)

Melvin Gagerman (1)	2009	360,000	-	-	46,863(5)	406,863
Chief Executive Officer, Chief Financial Officer	2008	360,000	-	-	50,326(5)	410,326
	2007	319,154(2)	171,359	100,000(4)	19,320(5)	609,833
Arthur J. Schwartz	2009	180,000	-	-	3,420(6)	183,420
Chief Technical Officer	2008	180,000	34,512	-	2,229(6)	216,741
	2007	42,231(7)	-	-	-	42,231
Yedidia Cohen	2009	180,000	-	-	3,282(6)	183,282
Vice President of Engineering	2008	177,116	31,460	-	1,898(6)	210,474
	2007	164,285	-	-	808(6)	165,093
(1)	Mr. Gagerman was elected Chairman and Chief Financial Officer effective February 1, 2006 and was elected President and Chief Executive Officer effective May 25, 2006.
(2)	Mr. Gagerman’s salary was $25,000 per month from January 1, 2006 until December 1, 2006 at which time it was increased to $30,000 per month.
(3)	Reflects the amount recognized for financial statement reporting purposes for the applicable fiscal year in accordance with FAS 123R, assuming no forfeitures.
(4)	Represents incentive plan cash bonus awarded to Mr. Gagerman for fiscal 2007, which has been earned but not yet paid.
(5)	Represents automobile and country club dues allowances, the cost of life insurance premiums, and medical expense reimbursements.
(6)	Represents Company matching contributions to the 401(k) plan.
(7)

Dr. Schwartz, a director and executive officer, was a consultant to the Company from March 1, 2006, until November 30, 2006, at which time he was appointed Chief Technical Officer. Salary for fiscal 2007 only includes amounts paid as Chief Technical Officer effective December 1, 2006.

No bonuses or stock awards were granted to the above individuals for the 2009, 2008 or 2007 fiscal years.

Outstanding Equity Awards at 2009 Fiscal Year-End

The following table summarizes certain information regarding the number and value of all options to purchase our common stock held by the individuals named in the Summary Compensation Table at February 28, 2009. No stock awards or equity incentive plan awards were issued or outstanding during fiscal 2009.

2009 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

	Option Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Name	Exercisable	Un-exercisable

Melvin Gagerman (a)	250,000	0	--	$2.00(a)	1/31/11(a)
Melvin Gagerman (b)	350,000(b)	0		$2.00(b)	1/31/11(b)
Melvin Gagerman (c)	300,000(c)	0		$2.00	11/01/11
Melvin Gagerman	100,000	0		$2.00	12/17/12
Arthur J. Schwartz	150,000	0	-	$2.00	03/01/12
Yedidia Cohen	150,000	--	--	$2.00	03/01/12

(a)

Effective January 31, 2006, Mr. Gagerman was awarded 250,000 Management Warrants by our Board of Directors as authorized under our Chapter 11 Plan of Reorganization. The terms of the Management Warrants provided for an exercise price of $2.00 per share during the first twelve (12) months from the effective date of issuance (January 31, 2006), $2.50 per share from the 13th to the 24th month from the effective date of issuance; and $3.00 per share from the 25th to the 36th month from the effective date of issuance. However, under the terms of Mr. Gagerman’s employment agreement, the exercise price was to be $2.00 per share. In fiscal 2008 the term of these options was extended from three years to five years.

(b)

Effective January 31, 2006, Mr. Gagerman was awarded 350,000 Director Warrants by our Board of Directors as authorized under our Chapter 11 Plan of Reorganization. The terms of the Director Warrants provided for an exercise price of $2.50 per share. However, under the terms of Mr. Gagerman’s employment agreement, the exercise price was to be $2.00 per share. In fiscal 2008 the term of these options was extended from three years to five years. The term and exercise price of the options in the table gives effect to shareholder approval of the Option Plan.

(c)

These options were granted pursuant to the Gagerman Agreement entered into effective November 1, 2006. Options vest at the rate of 25,000 per month from the date of grant (November 1, 2006) and are exercisable at a price of $2.00 per share, with a term of three years. In fiscal 2008 the term of these options was extended from three years to five years.

Option Exercises and Stock Vesting During 2009

No stock options were exercised during fiscal 2009 by the individuals named in the Summary Compensation Table. No stock awards were issued or outstanding during fiscal 2009.

Employment Contracts, Termination of Employment Contracts and Change in Control Arrangements

Gagerman Employment Agreement

Effective November 1, 2006, we entered into a written employment agreement with Melvin Gagerman (the “Gagerman Agreement”) regarding the terms and conditions of his employment as CEO. The Gagerman Agreement originally was in effect through February 28, 2010, and, commencing March 1, 2007, is automatically extended by an additional year at the beginning of each fiscal year unless we give prior notice of our intent not to extend the agreement. Accordingly, the Gagerman Agreement is currently in effect until February 28, 2013. The agreement may be terminated before its stated expiration by either of the parties under specified terms and conditions Following are the material terms of the Gagerman Agreement.

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

•	By The Company Without Cause or Non-Performance – We may terminate the agreement upon not less than 12 months notice, without regard to Mr. Gagerman’s performance.

•	By Mr. Gagerman For Cause – Mr. Gagerman may terminate the agreement for “cause” upon not less than 45 days notice. The agreement defines “cause” to include:

•	A change in his job responsibilities resulting from a demotion; and
•	His removal as a member of the Board of Directors.

•	By Mr. Gagerman Without Cause – Mr. Gagerman may terminate the agreement upon not less than 120 days notice without regard to whether we are meeting our obligation under the agreement.

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

Upon the occurrence of a severance payment event for Mr. Gagerman, assuming he were terminated as of February 28, 2009, he would be entitled to a severance payment of $1,080,000, payable within 45 days of the date of his termination.

Director Compensation During Fiscal 2009

The following table summarizes all compensation paid to directors other than named executive officers during fiscal 2009.

2009 DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)(2)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Maurice Zeitlin (3)	-	-	13,553	-	-	13,553
Warren Breslow (4)	-	-	13,553	-	-	13,553
Salvador Diaz-Verson, Jr. (5)	-	-	13,553	-	-	13,553
(1)	Reflects the amount recognized for financial statement reporting purposes for fiscal year 2009 in accordance with FAS 123(R), assuming no forfeitures.
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

(3)	The director had 50,000 options outstanding as of February 28, 2009.
(4)	The director had 50,000 options outstanding as of February 28, 2009.
(5)	The director had 25,000 options outstanding as of February 28, 2009.

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

Compensation Committee Interlocks and Insider Participation

During the 2009 fiscal year our Compensation Committee was comprised of Messrs. Breslow, Diaz-Verson, Jr., and Zeitlin. None of the members of the Compensation Committee was an executive officer or employee of the Company. During the 2009 fiscal year, none of our executive officers served on our Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, to the extent of our knowledge, certain information regarding our common stock owned as of June 1, 2009 (i) by each person who is known to be the beneficial owner of more than five percent (5%) of our outstanding Common Stock, (ii) by each of our Directors and the named executive officers in the Summary Compensation Table, and (iii) by all Directors and current executive officers as a group:

Beneficial Owner	Number of Shares of Common Stock	Percent of Common Stock (1))

ICM Asset Management, Inc. (2)(3)	2,816,512	5.9%
James M. Simmons (2)(4)	3,067,833	6.4%
Koyah Ventures, LLC (2)(5)	2,712,598	5.6%
Melvin Gagerman (6)	1,219,834	2.5%
Arthur Schwartz (7)	884,909	1.8%
Maurice Zeitlin (8)	1,153,760	2.4%
Warren Breslow (9)	1,700,878	3.5%
Salvador Diaz-Verson, Jr. (10)	140,934	*
Yedidia Cohen (11)	120,463	*
All current executive officers and Directors as a group (six)	5,220,778	10.9%

* Less than 1% of outstanding shares.

(1)

Beneficial ownership is determined in accordance with rules of the U.S. Securities and Exchange Commission. The calculation of the percentage of beneficial ownership is based upon 48,022,114 shares of common stock outstanding on May 15, 2009. In computing the number of shares beneficially owned by any shareholder and the percentage ownership of such shareholder, shares of common stock which may be acquired by a such shareholder upon exercise or conversion of warrants or options which are currently exercisable or exercisable within 60 days of June 1, 2009, are deemed to be exercised and outstanding. Such shares, however, are not deemed outstanding for purposes of computing the beneficial ownership percentage of any other person. Shares issuable upon exercise of warrants and options which are subject to shareholder approval are not deemed outstanding for purposes of determining beneficial ownership. Except as indicated by footnote, to our knowledge, the persons named in the table above have the sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(2)

Number of shares owned is as of December 31, 2008, and is based upon information contained in Schedule 13G jointly filed with the SEC on February 12, 2009, by ICM Asset Management, Inc., Koyah Ventures, LLC, Koyah Leverage Partners, L.P. and James M. Simmons. The business address of these filers is 601 W. Main Avenue, Suite 600, Spokane, Washington 99201. ICM Asset Management, Inc., James M. Simmons and Koyah Ventures, LLC constitute a group sharing beneficial ownership within the meaning of Rule 13d-5(b)(1), but are not part of a group with any other person. Koyah Leverage Partners, L.P. expressly disclaims membership in a group and disclaims beneficial ownership of the common stock covered by the Schedule 13G. ICM Asset Management, Inc. is a registered investment adviser whose clients have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, the common stock. James M. Simmons is the Chief Executive Officer and controlling shareholder of ICM Asset Management, Inc. and the manager and controlling owner of Koyah Ventures, LLC. Koyah Ventures, LLC is the general partner of Koyah Leverage Partners, L.P. and other investment limited partnerships of which ICM Asset Management, Inc. is the investment adviser. No individual client of ICM holds more than five percent of the outstanding common stock.

(3)	Includes sole dispositive and voting power of 862 shares and shared voting and dispositive power of 2,815,650 shares.
(4)	Includes sole dispositive and voting power of 75,661 shares and shared voting and dispositive power of 2,992,172 shares.
(5)	Includes sole dispositive and voting power of 100,000 shares and shared voting and dispositive power of 2,612,598 shares.
(6)	Includes 1,036,972 warrants and options exercisable within 60 days of June 1, 2009.
(7)	Includes 251,183 warrants and options exercisable within 60 days of June 1, 2009.
(8)	Includes 88,692 warrants and options exercisable within 60 days of June 1, 2009.
(9)	Includes 336,813 warrants and options exercisable within 60 days of June 1, 2009.
(10)	Includes 73,489 warrants and options exercisable within 60 days of June 1, 2009.
(11)	Includes 113,827 warrants and options exercisable within 60 days of June 1, 2009.

The mailing address for the officers and directors is c/o Aura Systems, Inc., 2330 Utah Avenue, El Segundo, CA 90245.

Securities Authorized for Issuance Under Equity Compensation Plans as of February 28, 2009

Equity Compensation Plan Information as of February 28, 2009

Number of Securities
		Weighted-average	Remaining Available for
	Number of Securities to	Exercise Price of	Future Issuance Under Equity
	be Issued Upon Exercise	Outstanding	Compensation Plans
	of Outstanding Options,	Options, Warrants and Rights	(Excluding Securities Reflected in Column (a))
Plan Category	Warrants and Rights (a)	(b)	(c)

Equity compensation plans approved by security holders (1)	2,690,778	$2.37	3,239,211
Equity compensation plans not approved by security holders	-	-	-
To
(1)

Reflects warrants for management and directors under our Chapter 11 Bankruptcy Plan of Reorganization, which was approved by our creditors and shareholders and became effective in January 2006. A total of 500,000 warrants to purchase our common stock were reserved for issuance to management from time to time and 500,000 warrants were reserved for issuance to our directors from time to time. Also includes options under the 2006 Stock Option Plan. The 2006 Stock Option Plan authorizes the Company to grant stock options exercisable for up to an aggregate number of shares of common stock equal to the greater of (i) 3,000,000 shares of common stock, or (ii) 10% of the number of shares of common stock outstanding from time to time.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Transactions

Since the beginning of the 2009 fiscal year, Mr. Breslow, a director, has made various temporary advances to the Company totaling $1,300,000. The highest amount outstanding at any one time was $1,800,000, and as of May 31, 2009, there was an outstanding balance of $1,800,000. Interest on the advances was at a rate of 10% per annum and totaled $113,366.08 for the year ended February 28, 2009. No principal or interest was paid to Mr. Breslow in the current fiscal year. In connection with an advance of $500,000 on December 18, 2008, Mr. Breslow was given 100,000 shares of our common stock and 100,000 five year warrants with an exercise price of $3.00. Mr. Breslow also required the other four Board members to each guarantee $125,000 of this advance, for which guarantee they each required a grant of 12,500 shares of our common stock and the issuance of 12,500 five year warrants exercisable at $3.00 per share, as specified below. All of Mr. Breslow’s advances are payable on demand. Mr. Breslow also exercised 55,000 warrants during the current year at an exercise price of $1.00.

Mr. Schwartz, a director and officer, was granted 12,500 shares of our common stock and 12,500 five year warrants with an exercise price of $3.00 for guaranteeing $125,000 of the $500,000 loan made to the Company by Mr. Breslow. Mr. Schwartz also exercised 50,000 warrants during the current year at an exercise price of $1.00.

Mr. Gagerman, a director and an officer, was granted 12,500 shares of our common stock and 12,500 five year warrants with an exercise price of $3.00 for guaranteeing $125,000 of the $500,000 made to the Company by Mr. Breslow. Mr. Gagerman also exercised 5,500 warrants during the current year at an exercise price of $1.00.

Dr. Zeitlin, a director, was granted 12,500 shares of our common stock and 12,500 five year warrants with an exercise price of $3.00 for guaranteeing $125,000 of the $500,000 the loan made to the Company by Mr. Breslow. Dr. Zeitlin also exercised 94,065 warrants during the current year at an exercise price of $1.00.

Mr. Diaz-Verson, a director, was granted 12,500 shares of our common stock and 12,500 five year warrants with an exercise price of $3.00 for guaranteeing $125,000 of the $500,000 the loan made to the Company by Mr. Breslow.

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

The following table sets forth the aggregate fees billed to us by Kabani & Co. for the years ended February 28, 2009, and February 29, 2008:

	Year Ended February 28,
	2009	2008
Audit Fees(1)	$90,000	$110,500
Audit-related fees(2)	-	-
Tax fees(3)	5,000	-
All other fees	-	-

Total	$95,000	$110,500

(1)

Included fees for professional services rendered for the audit of our annual financial statements and review of our annual report on Form 10-K and for reviews of the financial statements included in our quarterly reports on Form 10-Q for the first three quarters of the years ended February 28, 2009 and
February 29, 2008.

(2)	Includes fees for professional services rendered in connection with our evaluation of internal controls.
(3)	Includes fees for professional services rendered in connection with the preparation of our income tax returns.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Audit Committee pre-approves all audit and permissible non-audit services provided by our independent auditors. These services may include audit services, audit-related services, tax and other services. Pre-approval is generally provided for up to one year, and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis. During fiscal 2008 and 2009 all services provided by Kabani and Company were pre-approved by the Audit Committee in accordance with this policy.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this Form 10-K:

1.	Financial Statements

See Index to Consolidated Financial Statements at page F-1

2.	Financial Statement Schedules

See Index to Consolidated Financial Statements at page F-1

3.	Exhibits

See Exhibit Index

INDEX TO EXHIBITS

Description of Documents

2.1	First Amended Plan of Reorganization of Aura Systems, Inc.(2)
3.1	Amended and Restated Certificate of Incorporation of Aura Systems, Inc. as amended by Amendment to Amended and Restated Certificate of Incorporation of Aura Systems, Inc.
3.2	Amended and Restated Bylaws of Aura Systems, Inc. as amended to date.
10.1	Form of Unsecured Creditor Warrants issued under First Amended Plan of Reorganization of the Company. (3)
10.2	Form of Management Warrants issued under First Amended Plan of Reorganization of Aura Systems, Inc.(3)
10.3	Form of Director Warrants issued under First Amended Plan of Reorganization of t Aura Systems, Inc. (3)
10.4	Aura Systems, Inc. 2006 Stock Option Plan. (3)
10.5	Form of Aura Systems, Inc. Non-Statutory Stock Option Agreement. (3)
10.6	Employment Agreement dated January 4, 2007, by and between the Company and Melvin Gagerman. (3)
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

10.11	Amended and Restated Promissory Note dated January 31, 2006, by Aura Systems, Inc. in favor of Raven Partners, L.P. (3)
10.12	Amended and Restated Promissory Note dated January 31, 2006, by Aura Systems, Inc. in favor of Koyah Ventures, LLC (3)
10.13	Consolidated, Amended and Restated Promissory Note dated January 31, 2006, by Aura Systems, Inc. in favor of Koyah Partners, L.P. (3)
10.14	Consolidated, Amended and Restated Promissory Note dated January 31, 2006, by Aura Systems, Inc. in favor of Koyah Microcap Partners Master Fund, L.P. (3)
10.15	Consolidated, Amended and Restated Promissory Note dated January 31, 2006, by Aura Systems, Inc. in favor of Koyah Leverage Partners, L.P. (3)
10.16	Lease between Aura Systems Inc., and Alliance Commercial Partners (3)
10.17	Lease between Aura Systems Inc., and Derek Lidow as Trustee for the Lidow Family Trust and Alexander Lidow (3)
10.18	Form of 7% Convertible Subordinated Debenture (4)
10.19	Asset Purchase Agreement by and among Aura Systems, Inc. and Emerald Commercial Leasing, Inc. (4)
10.20	Mutual Agreement Ending AuraGen Distributorship Exclusivity between Emerald Commercial Leasing, Inc. and Aura Systems Inc.(4)
10.21	Employment Agreement Dated May 15, 2008, by and between Joseph Dickman and the Company. (4)
10.22	Conversion Agreement dated as of September 1, 2008, by and among Aura Systems, Inc., Koyah Leverage Partners, L.P., Koyah Partners, L.P. Koyah Ventures LLC, and Raven Partners, L.P. (5)
10.23	Distributorship Agreement dated February 27, 2009, by and between Aura Systems, Inc. and WePower LLC.
10.24	Executive Employment Agreement by and between Don Macleod and Aura Systems, Inc. (6)
14.1	Code of Ethics (3)
31.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350

(2)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on January 20, 2006.

(3)	Incorporated by reference from the Company’s Report on Form 10-K filed with the SEC for the year ended February 28, 2005.
(4)	Incorporated by reference from the Company’s Report on Form 10-K filed with the SEC for the year ended February 29, 2008.
(5)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on October 14, 2008
(6)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on April 24, 2009

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AURA SYSTEMS, INC.

Dated:	June 15, 2009

By:	/s/ Melvin Gagerman
Melvin Gagerman
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signatures	Title	Date
/s/ Melvin Gagerman	Chief Executive Officer, Acting Chief Financial Officer Director and Chairman of the Board (Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)	June 15, 2009
Melvin Gagerman

/s/ Arthur Schwartz	Director	June 15, 2009
Arthur Schwartz

	Director	June 15, 2009
/s/ Maurice Zeitlin
Maurice Zeitlin
	Director	June 15, 2009
/s/ Warren Breslow
Warren Breslow
	Director	June 15, 2009
/s/Salvador Diaz-Verson, Jr.
Salvador Diaz-Verson, Jr.
	Director	June 15, 2009

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Financial Statements of Aura Systems, Inc. and Subsidiaries:

Consolidated Balance Sheets - February 28, 2009 and February 29, 2008	F-2
Consolidated Statements of Operations - Years ended February 28, 2009 and February 29, 2008	F-3
Consolidated Statements of Stockholders' Equity - Years ended February 28, 2009 and February 29, 2008	F-4
Consolidated Statements of Cash Flows - Years ended February 28, 2009 and February 29, 2008	F-5 to F-6
Notes to Consolidated Financial Statements	F-7 to F-18

Schedules other than those listed above are omitted because they are not required or are not applicable, or the required information is shown in the respective consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Aura Systems, Inc. and subsidiaries

We have audited the accompanying consolidated balance sheets of Aura Systems, Inc. (a Delaware corporation) and subsidiaries as of February 28, 2009 and February 29, 2008, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the two years in the period ended February 28, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aura Systems, Inc. and subsidiaries as of February 28, 2009 and February 29, 2008, and the results of their operations and their cash flows for each of the two years in the period ended February 28, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  During the years ended February 28, 2009 and February 29, 2008, the Company incurred losses of $9,843,962 and $8,960,486, respectively and had negative cash flows from operating activities of $6,311,970 and $7,334,594, respectively during the years ended February 28, 2009 and February 29, 2008. These factors, among others, as discussed in Note 10 to the consolidated financial statements, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 10. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Kabani & Company, Inc.

Certified Public Accountants

Los Angeles, California

June15 , 2009

AURA SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	February 28, 2009	February 29, 2008
ASSETS
Current assets:
Cash and cash equivalents	$317,256	$37,532
Accounts receivable, net of allowance for doubtful accounts of $60,000 and $99,300	319,249	787,054
Inventory-current	1,500,000	1,500,000
Other current assets	255,620	266,184
Total current assets	2,392,125	2,590,770

Property, plant, and equipment, net	353,444	193,905
Non-current inventories net of allowance for obsolete inventories of $2,425,994 and $2,724,399	2,545,978	2,473,952

Total assets	$5,291,547	$5,258,627

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,075,202	$708,359
Notes payable	225,000	824,358
Notes payable- related party	1,800,000	509,863
Accrued expenses	1,037,917	529,876
Customer advances	418,612	-

Total current liabilities	4,556,731	2,542,456

Convertible notes payable	500,000	1,889,777

Total liabilities	5,056,731	4,462,233

Commitments and contingencies

Stockholders' equity :
Common stock, $0.0001par value, 50,000,000 shares authorized, 46,344,770 and 37,783,539 issued and outstanding at February 28, 2009 and February 29, 2008	4,634	3,778
Additional paid-in capital	364,222,963	355,618,690
Subscription receivable	(27,416)	(704,671)
Accumulated deficit	(363,965,365)	(354,121,403)

Total stockholders' equity	234,816	796,394

Total liabilities and stockholders' equity	$5,291,547	$5,258,627

The accompanying notes are an integral part of these consolidated financial statements.

AURA SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended February 28, 2009 and February 29, 2008

	2009	2008

Net revenues	$2,415,529	$2,849,331
Cost of goods sold	1,539,985	1,746,361
Inventory write down	-	52,675

Gross profit	875,544	1,050,295

Operating expenses
Engineering, research and development	1,872,683	1,541,617
Selling, general, and administrative	8,204,793	8,246,812

Total operating expenses	10,077,476	9,788,429

Loss from operations	(9,201,932)	(8,738,134)

Other income (expense):
Gain on disposition of assets	-	1,500
Interest expense, net	(702,650)	(168,607)
Gain (Loss) on settlement of debt	39,562	(84,425)
Other income (expense), net	21,058	28,640

Total other expense	(642,030)	(222,352)

Net Loss	$(9,843,962)	$(8,960,486)

Basic and diluted loss per share	$(0.24)	$(0.28)

*Weighted-average shares outstanding	41,716,958	32,252,902

Basic and diluted weighted average number of shares outstanding are equivalent because the effect of dilutive securities is anti-dilutive.
The accompanying notes are an integral part of these consolidated financial statements

AURA SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Subscription Receivable	Accumulated Deficit	Total Stockholders' Equity

Balance, February 28, 2007	28,695,638	$2,870	$347,261,713	-	$(345,160,917)	$2,103,666
Common stock issued in private placements, net	6,891,791	689	6,432,400	$(704,671)	-	5,728,418
Stock issued for settlement of secured debt	183,533	18	267,939	-	-	267,957
Penalty shares issued	2,012,577	201	(201)	-	-	-
Employee options expense	-	-	1,656,838	-	-	1,656,838
Net Loss	-	-	-	-	(8,960,486)	(8,960,486)
Balance, February 29, 2008	37,783,539	$3,778	$355,618,690	(704,671)	$(354,121,403)	$796,394
Common stock issued in private placements, net	2,915,000	292	2,436,766	585,750	-	3,002,807
Warrants exercised	2,397,717	240	2,282,165	-	-	2,282,405
Shares issued in exchange for assets purchased	400,000	40	399,960	-	-	400,000
Warrants exercised for note settlement	430,329	43	430,286	-	-	430,329
Shares issued for services	100,000	10	99,990	-	-	100,000
Shares issued for note conversion	2,069,742	207	2,069,535	-	-	2,069,742
Shares issued for debt settlement	98,442	9	58,871	-	-	58,880
Shares issued as note guarantee fee	150,000	15	62,985	-	-	63,000
Subscription settled with payable	-	-	-	91,505		91,505
Induced conversion charge	-	-	368,900	-	-	368,900
Employee options expense	-	-	394,814	-	-	394,814
Net Loss	-	-	-	-	(9,843,962)	(9,843,962)
Balance, February 28, 2009	46,344,770	$ 4,634	$364,222,963	$(27,416)	$(363,965,365)	$234,816

The accompanying notes are an integral part of these consolidated financial statement

AURA SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended February 28, 2009 and February 29, 2008

	2009	2008

Cash flows from operating activities:
Net loss	$(9,843,962)	$(8,960,486)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	78,980	35,462
Gain on disposition of assets	-	(1,500)
Bad debt expense	29,184	-
Change in reserve for inventory obsolescence	(298,405)	52,675
Operating expense charged for warrants and employee stock options	394,814	1,656,838
Stock issued for inventory purchase	400,000	-
Operating expense charged for induced conversion	368,900	-
(Gain) Loss on debt settlement	(39,562)	84,425
Stock issued for loan guarantee fee	63,000	-
Stock issued for compensation	100,000	-
(Increase) decrease in:
Accounts receivable	438,621	(537,070)
Inventories	875,246	(81,104)
Other current assets	10,564	(22,330)
Increase (decrease) in:
Accounts payable and accrued expenses	1,092,038	603,121
Customer advances	418,612	-
Deferred income	-	(164,625)

Net cash used in operating activities	(6,311,970)	(7,334,594)

Cash flows from investing activities:
Purchase of property, plant, and equipment	(238,519)	(170,850)
Proceeds from disposal of property, plant, and equipment	-	1,500

Net cash used in investing activities	(238,519)	(169,350)

The accompanying notes are an integral part of these consolidated financial statements

AURA SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2009	2008

Cash flows from financing activities:
Proceeds from notes payable	350,000	704,000
Proceeds from related party loans payable	1,300,000	500,000
Payments on notes payable	(125,000)	(442,201)
Net proceeds from warrants exercised	2,282,405	-
Net proceeds from issuance of common stock	3,022,807	5,728,418

Net cash provided by financing activities	6,830,212	6,490,217

Net increase (decrease) in cash and cash equivalents	279,724	(1,013,727)
Cash and cash equivalents, beginning of year	37,532	1,051,259

Cash and cash equivalents, end of year	$317,256	$37,532

Supplemental disclosures of cash flow information:
Interest paid	$578,068	$132,375

Income taxes paid	$-	$ -

The accompanying notes are an integral part of these consolidated financial statements

Supplemental schedule of non-cash financing and investing activities:

During the year ended February 28, 2009, $2,069,743 of notes payable and accrued interest was converted into 2,069,743 shares of common stock, 430,329 shares of common stock were issued upon the exercise of warrants in lieu of payments on notes payable of $430,329, 400,000 shares of common stock were issued in satisfaction of a liability for assets purchased with a value of $400,000, 98,442 shares of common stock were issued in satisfaction of $98,442 of previously recorded liabilities, subscription receivable of $91,505 was settled against previously recorded liability of the same amount.

During the year ended February 29, 2008, $183,533 of notes payable was converted into 183,533 shares of common stock.

The accompanying notes are an integral part of these consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND OPERATIONS

General

Aura Systems, Inc., ("Aura", “We” or the "Company") a Delaware corporation, was founded to engage in the development, commercialization, and sales of products, systems, and components, using its patented and proprietary electromagnetic and electro-optical technology. Aura develops and sells AuraGen® mobile induction power systems to the industrial, commercial, and defense mobile power generation markets. In addition, we hold patents for other technologies that have not been commercially exploited.

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

Terms of our sales generally provide for Shipment from our facilities to customers FOB point of shipment. Title passes to customers at the time the products leave our warehouse.

The Company does not offer a general right of return on any of its sales and considers all sales as final. However, if a customer determines that a different system configuration would better suit their application, we will allow them to exchange the system and bill them the incremental cost, or credit them if there is a decrease in the system cost. While some sales are for evaluative purposes, they are still considered final sales. The customers evaluation is for them to determine if there is a benefit to them to outfit additional vehicles in their fleets.

The only potential post delivery obligation the Company might have is for the installation of the unit. However, the unit is typically delivered at the time of installation, and the billing is done when the installation is complete. Any discounts that are offered are done as a reduction of the invoiced amount at the time of billing. The Company does not utilize bill and hold. The Company does provide customers with a warranty; however, due to the low sales volume to date, the amount has not been material and is expensed as incurred.

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

Cash and Cash Equivalents

Cash and equivalents include cash on hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. We maintain cash deposits at a bank located in California. Deposits at this bank are insured by the Federal Deposit Insurance Corporation up to $100,000. We have not experienced any losses in such accounts and believe we are not exposed to any significant risk on cash and cash equivalents.

Accounts Receivable

Accounts receivable consist primarily of amounts due from customers. We have provided for an allowance for doubtful accounts, which we believe to be sufficient to account for all uncollectible amounts.

Inventories

Inventories are valued at the lower of cost (first-in, first-out) or market, on a standard cost basis. Due to continuing lower than projected sales, we are holding inventories in excess of what we expect to sell in the next fiscal year. As of February 28, 2009 and February 29, 2008, $2,545,978, and $2,473,952, respectively, of inventories have been classified as long-term assets. (See Note 3.)

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

Stock-Based Compensation

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), "Share-Based Payment" ("SFAS 123R"), which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair value based method and the recording of such expense in the consolidated statements of operations. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 ("SAB 107") regarding the SEC's interpretation of SFAS 123R and the valuation of share-based payments for public companies. The Company has adopted SFAS 123R and related FASB Staff Positions ("FSPs") as of March 1, 2006 and recognized stock-based compensation expense using the modified prospective method.

During the year ended February 28, 2009, the Company granted 450,000 options to an employee to purchase our stock at a price of $3.00. During the year ended February 29, 2008, the Company granted 1,491,500 options to purchase our stock at prices of $2.00 and $3.00. There were no options granted during the year ended February 28, 2007.

The Company incurred stock options related expenses of $378,184 and $1,640,208, during the years ended February 28, 2009 and 2008, respectively as selling, general & administrative expenses. The Company incurred stock options related expenses of $16,630 and $16,630, during the years ended February 28, 2009 and 2008, respectively as engineering, research & development expenses.

Fair Value of Financial Instruments

Our financial instruments include cash and cash equivalents, accounts receivable, and notes receivable, accounts payable, and accrued expenses. The carrying amounts of these instruments approximate their fair value due to their short maturities.

Advertising Expense

Advertising costs are charged to expense as incurred and were immaterial for the years ended February 28, 2009, February 29, 2008 and February 28, 2007.

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

We have significant income tax net operating losses; however, due to the uncertainty of the realize-ability of the related deferred tax asset, a valuation allowance equal to the amount of deferred income taxes has been established at February 28, 2009 and February 29, 2008.

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

Major Customers

During the year ended February 28, 2009, we conducted business with two major customers whose sales comprised 16.2% and 10.2% of net sales, respectively. As of February 28, 2009, no amounts were receivable from these customers. During the year ended February 29, 2008, we conducted business with three major customers whose net sales comprised 42% of net sales. As of February 29, 2008, three customers accounted for 30% of net accounts receivable.

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, Fair Value Measurements ("SFAS 157"), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for the Company beginning in the first quarter of 2008. In February 2008, the FASB released a FASB Staff Position (FSP FAS 157-2—Effective Date of FASB Statement No. 157) which delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. Adoption of SFAS No. 157 did not affect the Company’s consolidated financial condition, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations". This Statement replaces SFAS No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after Company's fiscal year beginning March 1, 2009. The Company does not expect this statement to have any impact on its consolidated financial statements. However, the Company will be required to expense costs related to any acquisitions after February 28, 2009.

In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements". This Statement amends ARB 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for the Company's fiscal year beginning March 1, 2009. Management is currently evaluating the effect of this pronouncement on financial statements.

In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The new standard also improves transparency about the location and amounts of derivative instruments in an entity's financial statements; how derivative instruments and related hedged items are accounted for under Statement 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. Management is currently evaluating the effect of this pronouncement on financial statements.

In May of 2008, FSAB issued SFASB No.162, The Hierarchy of Generally Accepted Accounting Principles. The pronouncement mandates that the GAAP hierarchy reside in the accounting literature as opposed to the audit literature. This has the practical impact of elevating FASB Statements of Financial Accounting Concepts in the GAAP hierarchy. This pronouncement will become effective 60 days following SEC approval. The company does not believe this pronouncement will impact its financial statements.

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

On December 30, 2008 FASB issued FIN 48-3, “Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises”. This FSP defers the effective date of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, for certain non-public enterprises as defined in paragraph 289, as amended, of FASB Statement No. 109, Accounting for Income Taxes, including non-public not-for-profit organizations. However, non-public consolidated entities of public enterprises that apply U. S. GAAP are not eligible for the deferral. Nonpublic enterprises that have applied the recognition, measurement, and disclosure provisions of Interpretation 48 in a full set of annual financial statements issued prior to the issuance of this FSP also are not eligible for the deferral. This FSP shall be effective upon issuance. The Company does not believe this pronouncement will impact its financial statements.

Reclassifications

Certain reclassifications have been made to the 2008 financial statements to conform to the 2009 presentation.

NOTE 3 – INVENTORIES

Inventories at February 28, 2009 and February 29, 2008 consisted of the following:

	2009	2008

Raw materials	$2,642,833	$2,915,168
Finished goods	3,829,139	3,783,183

	6,471,972	6,698,351
Reserve for potential product obsolescence	(2,271,535)	(2,566,487)

	4,200,437	4,131,864
Non-current portion	(2,545,978)	(2,473,952)
Discount on long term inventory	(154,459)	(157,912)

Current portion	$1,500,000	$1,500,000

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

We assessed the net realize-ability of these assets, and the potential obsolescence of inventory. In accordance with this assessment, management has recorded a reserve of $2,271,535 and $2,566,487 at February 28, 2009 and February 29, 2008, respectively. Management has recorded a discount on long term inventory of $154,459 and $157,912 at February 28, 2009 and February 29, 2008, respectively. The Company only reduces the reserve for items that have been disposed of, that had a reserve associated with them.

NOTE 4 – PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment at February 28, 2009 and February 29, 2008 consists of the following:

	2009	2008

Machinery and equipment	$1,054,422	$1,055,845
Furniture and fixtures	1,438,312	1,411,283
Leasehold improvements	200,124	-
	2,692,859	2,467,128
Less accumulated depreciation and amortization	2,339,415	2,273,223
Property, plant and equipment, net	$353,444	$193,905

Depreciation and amortization expense was $78,980 and $35,462 for the years ended February 28, 2009 and February 29, 2008, respectively.

NOTE 5 – NOTES PAYABLE

Notes payable at February 28, 2009 and February 29, 2008 consisted of the following:

	2009	2008

Notes payable (a)	$ 0	$2,003,249
Demand notes payable (b)	225,000	-
Convertible note payable (c)	500,000	710,886
	725,000	2,714,135
Less current portion	225,000	824,358
Long-term portion	$500,000	$1,889,777

(a)

Represents notes payable dated January 31, 2006, bearing interest at a rate of 7% per annum and secured by our intellectual property. The notes carry a term of five years with interest accruing the first twelve months, principal and interest payments beginning the thirteenth month, and continuing through month sixty. During the year ended February 28, 2009, 430,329 warrants held by the note-holders were converted into common stock in lieu of payments on the notes. As of September 1, 2008, the Company induced the note holder to convert the note into common shares by entering into a conversion agreement. This agreement entailed conversion of the balance of the notes and accrued interest in the amount of $1,603,912 into 1,603,912 shares of Common Stock. The Company recorded an induced conversion charge of $368,900, for the difference between the fair market value of the common stock on the date of agreement and the conversion rate which was expensed as interest expense when the conversion right was exercised by the note holder.

(b)	Consists of two demand notes payable of $100,000 and $50,000, with interest at an annual rate of 10%, and one demand note of $150,000, with a balance of $75,000 and a flat interest fee of $10,000.

(c)

Consists of convertible notes payable bearing interest at a rate of 7%, due in 2013. The notes are convertible into our common stock at a price of $3.00 per share. The Company accrued interest of $35,187 on the note during the year ended February 28, 2009. $12,964 of the interest was paid off in common stock of the Company.

Future maturities of notes payable at February 28, 2009 are as follows:

Year Ending February 28,

2010	$225,000
2011	0
2012	0
2013	500,000
Total	$725,000

Note 6 – NOTES PAYABLE – RELATED PARTY

Consists of notes payable to a member of our Board of Directors, payable on demand, and bearing interest at a rate of 10% per annum. During the year ended February 28, 2009, $103,503 of accrued and unpaid interest was charged to interest expense and is included in accrued interest.

NOTE 7 - ACCRUED EXPENSES

Accrued expenses at February 28, 2009 and February 29, 2008 consisted of the following:

	2009	2008

Accrued payroll and related expenses	$904,849	$461,515
Other	133,068	68,361
Total	$1,037,917	$529,876

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Leases

In February 2008, we entered into a lease for a new facility of approximately 25,500 square feet, near our current facility. The lease is for a term of five years, commencing May 1, 2008, and carries a base rent of $28,019 per month. We anticipate moving to this facility in the second quarter of fiscal 2010, when the build-out of the new facility is expected to be completed. Until such time we are on a month to month lease in our current facilities. Rent expense charged to operations amounted to $687,768 and $300,629 for the years ended February 28, 2009 and February 29, 2008, respectively.

Rent commitments for the next five years ending on February 28:

February 28, 2010	$336,228
February 28, 2011	$336,228
February 28, 2012	$336,228
February 28, 2013	$336,228
February 25, 2014	$56,038
Total	$1,400,950

Litigation

Barovich/Chiau et. al. v. Aura Systems, Inc. et. al. (Case No. CV -95-3295).

As previously reported in our fiscal 2000 report on Form 10-K, we settled shareholder litigation in the referenced matter in January 1999. On November 20, 1999, the parties entered into an Amended Stipulation of Settlement, requiring that we make payment of $2,260,000 (plus interest) in thirty-six equal monthly installments of $70,350. On October 22, 2002, after we had failed to make certain monthly payments, Plaintiffs applied for and obtained a judgment against us for $935,350, representing the balance due. We have subsequently made only two monthly payments of $70,350 each, reducing the amount owed to $794,650 (plus interest) as of February 28, 2005. Subsequent to the end of fiscal 2005, the bankruptcy court in our Chapter 11 proceeding (In re Aura Systems, Inc., United States Bankruptcy Court, Central District of California, Case Number LA 05-24550-SB), approved the settlement of this claim in the amount of approximately $820,000 as an unsecured claim under our Chapter 11 Plan of Reorganization. As an unsecured claim the Plan provides for the claim to be satisfied by the issuance of approximately 465,000 shares of common stock in the reorganized company. Plaintiffs appealed the ruling of the bankruptcy court to the District Court of Appeals claiming they were a secured creditor under the Plan of Reorganization, and therefore entitled to full payment in cash over a period of five years. The appellate court upheld the ruling of the bankruptcy court, and Plaintiffs have appealed this decision to the Ninth Circuit Court of Appeals. The Ninth Circuit Court of Appeals also upheld the ruling of the bankruptcy court.

NOTE 9 - STOCKHOLDERS' EQUITY

Common Stock

At February 28, 2009, February 28, 2008 and 2007, we had 50,000,000 shares of $0.0001 par value common stock authorized for issuance. During the years ended February 28, 2009 and February 29, 2008, we issued 8,560,650 and 9,087,901 shares of common stock, respectively.

In the year ended February 28, 2009, we issued 2,915,000 shares of common stock for cash proceeds of $2,437,057 and collected subscription receivables of $677,255 which included the offsetting of a payable of $91,505 against the subscription receivable ; 2,397,717 shares were issued upon the exercise of warrants for total consideration of $2,282,405; 400,000 shares of common stock were issued for the acquisition of $400,000 worth of inventory and supplies in connection with the acquisition of the refrigeration assets of Emerald Commercial Leasing; 430,329 shares of common stock were issued for the exercise of warrants - the consideration received by the Company was the relief of the note payable the Company owed to the note holder; 100,000 shares of common stock were issued pursuant to an employment agreement we entered into with our Vice President; 2,069,742 shares of common stock were issued upon the conversion of $2,069,742 of secured notes payable and associated accrued interest. In conjunction with this transaction, the Company recorded an induced conversion charge in accordance with SFAS 84, in the amount of $368,900, which is included in interest expense. 98,442 shares of common stock were issued in settlement of $98,442 of accounts payable; and 150,000 shares of common stock were issued as fees to members of our Board of Directors for a loan and associated loan guarantees by the Board members. Shares issued for non cash consideration were valued pursuant to EITF 96-18. The Company recorded a gain on settlement of debt of $32,820 and $6,742, respectively for the stock issued for settlement of accounts payable of $98,442 and for stock issued for interest settlement of notes.

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

Employee Stock Options

In September, 2006, our Board of Directors adopted the 2006 Employee Stock Option Plan. Activity in this plan is as follows:

	2006 Plan

	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Number of Options

Outstanding, February 28, 2007	-		-
Issued	$2.00-3.00		1,491,500
Cancelled	-		-
Outstanding, February 29, 2008	$ 2.00-3.00		1,491,500
Issued	$3.00		450,000
Cancelled	$3.00		28,500
Outstanding, February 28, 2009	$2.00-3.00		1,913,000

The exercise prices for the options outstanding at February 28, 2009, and information relating to these options is as follows:

Options Outstanding				Exercisable Options
Range of Exercise Price	Number	Weighted Average Remaining Life	Weighted Average Exercise Price	Weighted Average Remaining Life	Number	Weighted Average Exercise Price
$2.00-$3.00	1,913,000	3.42 years	$2.42	3.19 years	1,398,500	$2.25

The weighted average fair values of the options on the date of grant for the year ended February 28, 2009 and 2008 were $1.24 per share and $0.377 per share, respectively.

Warrants

Activity in issued and outstanding warrants is as follows:

	Number of Shares	Weighted Average Exercise Prices
Outstanding, February 28, 2007	6,178,537	$2.74
Issued	801,642	$2.98
Exercised	-	-
Outstanding, February 29, 2008	6,980,179	$2.77
Issued	2,785,606	$1. 11
Exercised	(2,828,046)	$0.96
Cancelled	(3,332,451)	$2.91
Expired	(152,777)	$2.25
Outstanding, February 28, 2009	3,452,511	$1.30

During the year ended February 28, 2009, 100,000 warrants were granted to a Board member as a fee for entering into a loan agreement with the Company, and 50,000 warrants, 12,500 each, were issued to the other four Board members as a fee for guaranteeing the note. The warrants have an exercise price of $3.00. The grant date fair value of the warrants amounted to $17,338 which was calculated using the Black-Scholes option pricing model with the following assumptions: risk-free rate of return of 2.25%, volatility of 80.28%, a dividend yield of 0% and an expected life of five years. During the year ended February 28, 2009, the Company also re-priced 2,635,606 warrants granted originally with equity issuance in February 2006. The new exercise price was $1.00 per share.

During the year ended February 29, 2008, we issued 776,642 warrants at an exercise price of $3.00 and 25,000 warrants to one of the Board members at an exercise price of $2.50. The company issued 90,000 warrants as payment for consulting services. The grant date fair value of the warrants amounted to $82,974 which was calculated using the Black-Scholes option pricing model with the following assumptions: risk-free rate of return of 4%, volatility of 91%, a dividend yield of 0% and an expected life of five years.

The exercise prices for the warrants outstanding at February 29, 2008, and information relating to these warrants is as follows:

Range of Exercise Prices	Stock Warrants Outstanding	Stock Warrants Exercisable	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price of Warrants Outstanding	Weighted-Average Exercise Price of Warrants Exercisable	Intrinsic Value
$2.00-$3.00	2,029,419	1,877,336	24 months	$2.44	$2.49	$0.00
$3.50	805,589	805,589	34 months	$3.50	$3.50	$0.00
$4.00	617,503	617,503	23 months	$4.00	$4.00	$0.00

NOTE 10 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  During the years ended February 28, 2009 and February 29, 2008, the Company incurred losses of $9,843,962 and $8,960,486, respectively and had negative cash flows from operating activities of $6,311,970 and $7,334,594, respectively. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

During the next twelve months we intend on expanding our AuraGen/Viper business both domestically and internationally. There are four major components necessary to execute a significantly expanding business; (i) augmentation of management and staff, (ii) purchase orders, (iii) facilities and equipment, and (iv) working capital.

We recently hired a new president who is assuming the responsibility for Chief Operating Officer. We have also very recently added senior people (PhDs) to our technical staff, and a new Vice President of Sales. We plan to add senior quality assurance and quality control staff as well as a number of mechanical and electrical engineers, a number of technicians and a number of test engineers. We plan to add approximately 10 people to our staff in fiscal 2010.

We currently have a backlog for fiscal 2010 of approximately $6.0 million. While our business plan calls for us to achieve sales significantly greater than this level, no assurances can be given that we will be successful. In order to achieve the planned results we will need sufficient working capital for (i) daily operations, (ii) purchase of raw materials and subassemblies, (iii) purchase of the required equipment, and (iv) supporting cash flow. Our cash flow analysis is based on certain assumptions that include 45 days for collection of account receivables after shipment, 30 day terms for accounts payable to vendors and suppliers, and all monthly operational costs paid during the month in which they are incurred. Based on our business model and projections, as well as historical costs for COGS and other expenses, we determined that the Company will need to raise approximately $8.0 million in new capital. We plan to raise the required capital through the private placement of equity or convertible debt. Currently we have indications of interest for approximately $2.0 million dollars for new capital, and while no assurances can be given that we will be successful in completing the contemplated private placement, we have additional indications of commitments for an additional $4.5 million dollars in the private placement.

We are selling systems for all of the applications currently identified in our business model for fiscal 2010. In addition, we are also in the process of enhancing our product line to address an even larger market segment. We currently provide 5 kW, 8.5 kW and 16 kW solutions and we plan to introduce during the next twelve months 4kW, 12 kW, 25 kW and 50 kW solutions. While there can be no assurances given that we will complete all the developments described above and be able to commercialize them in the planned time, our business model for fiscal 2010 does not contemplate sales for any product not currently available.

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

Substantial additional capital resources will be required to fund continuing expenditures related to our research, development, manufacturing and business development activities. During the year ended February 29, 2009, the Company completed a private placement wherein it raised $2,437,057 to be used to fund the Company’s working capital needs. Assurance cannot be given that this source of financing will continue to be available to the Company and demand for the Company’s equity instruments will be sufficient to meet its capital needs.

NOTE 11- INCOME TAXES

The Company did not record any income tax expense due to net loss during the years ended February 28, 2009 and February 29, 2008. The actual tax benefit differs from the expected tax benefit computed by applying the combined United States corporate tax rate and the State of California tax rate of 40% to loss before income taxes as follows for the years ended February 28, 2009 and February 29, 2008:

		2009	2008
Current:	$		$
Federal		-		-
State		800		800

Total		800		800

Deferred

Federal	-	-
State	-	-

Total	-	-
Total Income Tax Provision
	$800	$800

The provision for income tax is included with other expense in the accompanying consolidated financial statements.

	2009	2008

Expected tax benefit	34.0%	34.0%
State income taxes, net of federal benefit	6.0	6.0
Changes in valuation allowance	(40.0)	(40.0)
Total	-%	- %

The following table summarizes the significant components of our deferred tax asset at February 28, 2009 and February 29, 2008:

	2009	2008
Deferred tax asset
Deferred tax carry-forward	$119,267,000	$121,373,000
Valuation allowance	(119,267,000)	(121,373,000)
Net deferred tax asset	$ -	$ -

We recorded an allowance of 100% for its net operating loss carry-forward due to the uncertainty of its realization.

Provision for income taxes has not been provided in these financial statements due to the net loss. At February 28, 2009, we had operating loss carry-forwards of approximately $298,168,684, which expire through 2024. The NOLs have begun expiring for the prior years. The availability of the Company's net operating loss carry-forwards are subject to limitation under section 382 of the Internal Revenue Code.

NOTE 12 - EMPLOYEE BENEFIT PLANS

We sponsor two employee benefit plans: The Employee Stock Ownership Plan (the "ESOP") and a 401(k) plan.

The ESOP is a qualified discretionary employee stock ownership plan that covers substantially all employees. We did not make any contributions to the ESOP during the years ended February 28, 2009, February 29, 2008 and February 28, 2007.

We sponsor a voluntary, defined contribution 401(k) plan. The plan provides for salary reduction contributions by employees and matching contributions by us of 20% of the first 7% of the employees' pre-tax contributions. The matching contributions included in selling, general, and administrative expenses were $30,821 and $18,197 for the years ended February 28, 2009 and February 29, 2008 , respectively.

NOTE 13 - SEGMENT INFORMATION

We are a United States based company providing advanced technology products to various industries. The principal markets for our products are North America, Europe, and Asia. All of our operating long-lived assets are located in the United States. We operate in one segment.

Total net revenues from customer geographical locations are as follows for the years ended February 28, 2009 and February 29, 2008:

	2009	2008

United States	$1,697,089	$2,310,747
Canada	282,736	155,344
Europe	6,139	8,020
Asia	429,565	341,286
Africa	-	33,934

Total	$2,415,529	$2,849,331

NOTE 14 - SUBSEQUENT EVENTS

Subsequent to year end the Company entered into a five year exclusive distributorship agreement with Genergy Inc., for the distribution of AuraGen products in the Republic of Korea. Genergy Inc. also signed a binding subscription agreement for a private placement for 1,000,000 shares.

In addition, the Company has issued 1,050,128 shares of the Company’s common stock through the issuance of private placements and the exercise of outstanding warrants.