Form 10-Q
period 2009-05-31
AURA SYSTEMS INC
filed 2009-07-15
CIK 826253

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[( ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended.................................................May 31, 2009

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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Class	Outstanding June 30, 2009

Common Stock, par value $0.0001 per share	47,572,113 shares

AURA SYSTEMS, INC. AND SUBSIDIARIES

AURA SYSTEMS, INC. AND SUBSIDIARIES

QUARTER ENDED MAY 31, 2009

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The consolidated financial statements included herein have been prepared by Aura Systems, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC").  As contemplated by the SEC under Rule 10-01 of Regulation S-X, the accompanying consolidated financial statements and footnotes have been condensed and therefore do not contain all disclosures required by accounting principles generally accepted in the United States of America.  However, the Company believes that the disclosures are adequate to make the information presented not misleading.  These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended February 28, 2009 as filed with the SEC (file number 000-17249).

AURA SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	May 31, 2009	February 28, 2009
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$50,959	$317,256
Accounts receivable, net of allowance for doubtful accounts of $60,000 and $60,000	276,799	319,249
Current inventories	1,500,000	1,500,000
Other current assets	319,027	255,620
Total current assets	2,146,785	2,392,125

Property, plant, and equipment, net	437,664	353,444
Non-current inventories net of allowance for obsolete inventories of $2,566,487 and $2,566,487	2,548,997	2,545,978

Total assets	$5,133,446	$5,291,547

Current liabilities:
Accounts payable	$1,135,854	$1,075,202
Current portion of notes payable, net of debt discount	325,634	225,000
Notes payable- related party	2,500,000	1,800,000
Customer advances	330,541	418,612
Accrued expenses	1,437,094	1,037,917

Total current liabilities	5,729,123	4,556,731

Convertible notes payable, net of current portion	564,109	500,000

Total liabilities	6,293,232	5,056,731

Commitments and contingencies

Stockholders' equity:
Common stock, $0.0001par value, 75,000,000 and 50,000,000 shares authorized, 47,245,447 and 46,344,470 issued and outstanding at May 31, 2009 and February 28, 2009	4,724	4,634
Additional paid-in capital	365,034,380	364,222,963
Subscription receivable	(192,416)	(27,416)
Stock to be issued	130,000	-
Accumulated deficit	(366,136,474)	(363,965,365)

Total stockholders' equity (deficit)	(1,159,786)	234,816

Total liabilities and stockholders' equity	$5,133,446	$5,291,547

See accompanying notes to these un-audited condensed consolidated financial statements.

AURA SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED MAY 31, 2009 AND 2008

(Un-audited)

	May 31

	2009	2008

Net Revenues	$632,695	$235,560

Cost of goods sold	301,092	180,942

Gross Profit	331,603	54,618

Expenses
Engineering, research and development expenses	509,132	362,678
Selling, general and administrative	1,873,201	1,801,692

Total costs and expenses	2,382,333	2,164,370

Loss from operations	(2,050,730)	(2,109,752)

Other (income) and expense
Interest expense, net	100,404	55,567
Loss on settlement of debt	22,750	-
Other income, net	(2,775)	(126,731)
Total other (income) expense	78,673	(71,164)

Net Loss	$(2,171,109)	$(2,038,588)

Total basic and diluted loss per share	$ (0.05)	$ (0.05)

Weighted average shares used to compute basic and diluted loss per share	46,641,265	38,420,532

See accompanying notes to these un-audited condensed consolidated financial statements.

AURA SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MAY 31, 2009 AND 2008

(Un-audited)

	2009	2008
Cash flow from operating activities:
Net Loss	$(2,171,109)	$(2,038,588)
Adjustments to reconcile Net loss to net cash used in operating activities
Depreciation Expense	24,465	12,197
Loss on settlement of debt	22,750	-
Amortization of debt discount	18,956	-
Stock options and warrants expense	83,506	133,415
(Increase) decrease in: Accounts receivable	42,450	318,351
Inventory	61,090	(212,141)
Other current assets and deposit	(63,406)	43,218
Increase (decrease) in:
Accounts payable, customer deposit and accrued expenses	371,758	(7,579)
Net cash used in operations	(1,609,540)	(1,751,127)

Investing activities:
Acquisition of plant and equipment	(108,685)	-

Net cash used by investing activities	(108,685)	-

Financing activities:
Issuance of common stock	465,000	250,000
Proceeds from (repayments of) notes payable, net	892,500	(2,787)
Collections on (increase in ) subscriptions receivable	-	107,250
		-
Exercise of warrants	94,428	1,402,062

Net cash provided by financing activities:	1,451,928	1,756,525

Net increase (decrease) in cash & cash equivalents	(266,297)	5,398

Cash and cash equivalents at beginning of period	317,256	37,532

Cash and cash equivalents at end of period	$50,959	$42,930

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$8,761	$ 21,491
Income taxes	$ -	$ -

Un-audited supplemental disclosure of non-cash investing and financing activities:

During the quarter ended May 31, 2009, $35,000 of notes payable were converted into 58,333 shares of common stock and $64,109 of inventory was acquired through the issuance of notes payable.

See accompanying notes to these un-audited condensed consolidated financial statements.

AURA SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2009

(Un-audited)

1)	Basis of Presentation

The condensed consolidated financial statements include the accounts of Aura Systems, Inc. and subsidiaries ("the Company").  All inter-company balances and inter-company transactions have been eliminated.

In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (which include normal recurring adjustments) and reclassifications for comparability necessary to present fairly the financial position of Aura Systems, Inc. and subsidiaries at May 31, 2009 and the results of its operations for the three months ended May 31, 2009 and 2008.

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

Accounts Receivable

Accounts receivable consist primarily of amounts due from customers. We have provided for an allowance for doubtful accounts, which management believes to be sufficient to account for all uncollectible amounts. Allowance for doubtful debts on uncollectible amounts as of May 31, 2009 and February 28, 2009, respectively, amounted to $60,000 and $60,000.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the three month periods ended May 31, 2009 and 2008, the Company incurred losses of $2,171,109 and $2,038,588, respectively and had negative cash flows from operating activities of $1,609,540 and $1,751,127, respectively during the three month periods ended May 31, 2009 and 2008.

If the Company is unable to generate profits or continue to obtain financing for its working capital requirements, it may have to curtail its business sharply or cease business altogether.

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

Recently Issued Accounting Pronouncements

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

In January 2009, the FASB issued FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20, and EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets” (“FSP EITF 99-20-1”). FSP EITF 99-20-1 changes the impairment model included within EITF 99-20 to be more consistent with the impairment models of FAS No. 115. FSP EITF 99-20-1 achieves this by amending the impairment model in EITF 99-20 to remove its exclusive reliance on “market participant” estimates of future cash flows used in determining fair value. Changing the cash flows used to analyze other-than-temporary impairment from the “market participant” view to a holder’s estimate of whether there has been a “probable” adverse change in estimated cash flows allows companies to apply reasonable judgment in assessing whether an other-than-temporary impairment has occurred. The adoption of FSP EITF 99-20-1 will not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 provides additional guidance for estimating fair value measurements in accordance with FASB Statement No. 157 when there is not an active market or where the price inputs being used represent distressed sales. FSP FAS 157-4 provides additional guidance on the major categories for which equity and debt securities disclosures are to be presented and amends the disclosure requirements of FASB Statement No. 157 to require disclosure in interim and annual periods of the inputs and valuation technique(s) used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, during the period. FSP FAS 157-4 shall be applied prospectively and is effective for interim and annual reporting periods ending after

June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting this FSP must also early adopt FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairment (“FSP FAS 115-2 and FAS 124-2”). The Company is in the process of evaluating the impact, if any, of applying this FSP on its financial position, results of operations and cash flows.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2. This FSP amends SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” SFAS 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to make the other-than-temporary impairments guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. This FSP will replace the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired debt security until recovery with a requirement that management assert it does not have the intent to sell the security, and it is more likely than not it will not have to sell the security before recovery of its cost basis. This FSP provides increased disclosure about the credit and noncredit components of impaired debt securities that are not expected to be sold and also requires increased and more frequent disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. Although this FSP does not result in a change in the carrying amount of debt securities, it does require that the portion of an other-than-temporary impairment not related to a credit loss for a held-to-maturity security be recognized in a new category of other comprehensive income and be amortized over the remaining life of the debt security as an increase in the carrying value of the security. This FSP shall be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4. Also, if an entity elects to early adopt either FSP FAS 157-4 or FSP FAS 107-1 and APB 28-1, the entity also is required to early adopt this FSP.  The Company is currently evaluating this new FSP but does not believe that it will have a significant impact on the determination or reporting of the financial results.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 require companies to disclose in interim financial statements the fair value of financial instruments within the scope of FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments. However, companies are not required to provide in interim periods the disclosures about the concentration of credit risk of all financial instruments that are currently required in annual financial statements. The fair-value information disclosed in the footnotes must be presented together with the related carrying amount, making it clear whether the fair value and carrying amount represent assets or liabilities and how the carrying amount relates to what is reported in the balance sheet. FSP FAS 107-1 and APB 28-1 also requires that companies disclose the method or methods and significant assumptions used to estimate the fair value of financial instruments and a discussion of changes, if any, in the method or methods and significant assumptions during the period. The FSP shall be applied prospectively and is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FSP FAS 107-1 and APB 28-1 must also early adopt FSP FAS 157-4 as well as FSP FAS 115-2 and FAS 124-2. The Company will adopt the disclosure requirements of this pronouncement for the quarter ended August 31, 2009, in conjunction with the adoption of FSP FAS 157-4, FSP FAS 115-2 and FAS 124-2.

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" (“SFAS 165”). SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 will be effective for interim or annual period ending after June 15, 2009 and will be applied prospectively. The Company will adopt the requirements of this pronouncement for the quarter ended August 31, 2009. The Company does not anticipate the adoption of SFAS 165 will have an impact on its consolidated results of operations or consolidated financial position.

Reclassifications

Certain reclassifications have been made to the 2008 financial statements to conform to the 2009 presentation.

3)	Inventories
Inventories, stated at the lower of cost (first in, first out) or market, consist of the following:
	May 31, 2009	February 28, 2009

Raw materials	$2,646,322	$2,642,833
Finished goods	3,828,669	3,829,139
Reserved for potential product obsolescence	(2,271,535)	(2,271,535)

	4,203,456	4,200,437
Non-current portion	(2,548,997)	(2,545,978)
Discount on long term inventory	(154,459)	(154,459)

Current portion	$1,500,000	$1,500,000

Inventories consist primarily of components and completed units for the Company's AuraGen product.

We do not expect to realize all of our inventories within the 12-month period ending May 31, 2010.  Because of this, we have assessed the net realizability of these assets, the proper classification of the inventory, and the potential obsolescence of inventory.  The net inventories as of May 31 and February 28, 2009, which are not expected to be realized within a 12-month period, have been reclassified as long term.  We have also recorded a reserve for obsolescence of $2,271,535 at May 31 and February 28, 2009.

4)	Property, Plant & Equipment

Property, plant, and equipment at May 31, 2009 and February 28, 2009 consisted of the following:

	May 31, 2009	February 28, 2009

Machinery and equipment	$1,056,587	$1,054,422
Furniture and fixtures	1,438,312	1,438,312
Leasehold Improvements	306,643	200,124

	2,801,542	2,692,858
Less accumulated depreciation and amortization	2,363,878	2,339,414

Property, plant and equipment, net	$437,664	$353,444

Depreciation and amortization expense was $24,465 and $12,199, for the three month periods ended May 31, 2009, and 2008.

5)	Accrued expenses

Accrued expenses at May 31, 2009 and February 28, 2009 consisted of the following:

	May 31, 2009	February 28, 2009

Accrued payroll and related expenses	$1,184,606	$904,849
Other	252,488	133,068

Total	$1,437,094	$1,037,917

6)	Notes Payable and Other Liabilities
Notes payable and other liabilities consist of the following:
	May 31, 2009	February 28, 2009

Demand note payable (a)	$190,000	$225,000
Convertible note payable (b)	756,609	500,000
	946,609	725,000
Less: Un-amortized debt discount
Beneficial conversion feature	42,871	-
Warrants expense	13,995	-
Notes payable, net	889,743

Less: Current portion	325,634	225,000

Long-term portion	$564,109	$500,000

(a)

Consists of two demand notes payable, with interest at an annual rate of 10%, on which $5,575 in interest was accrued during the three months ended May 31, 2009, and one demand note with an original balance of $100,000 and a remaining balance of $40,000 with a flat interest fee of $10,000, which has already been paid. During the three month period ended May 31, 2009, the Company settled $35,000 of the notes in 58,333 shares of the common stock of the Company. The Company recorded a loss on settlement of the debt of $22,750 on the partial settlement.

(b)

Consists of two convertible notes payable bearing interest at a rate of 7%, due in 2013. The notes are convertible into our common stock at a price of $3.00 per share. The Company accrued interest of $9,323 on the notes during the three months ended May 31, 2009. In April 2009, the Company arranged a debt financing aggregating $192,500 from an unrelated party in exchange for the issuance of 120 day 10% secured convertible promissory notes and 30,800 warrants at an exercise price of $ 1.25 for the first year.. The performance of the notes is secured by all the inventory of the Company specifically pertaining to the WePower purchase order including all the proceeds arising from the sale or lease of all or any part thereof . The notes are convertible into our common stock at a price of $0.75 per share. The Company accrued interest of $1,811 on the notes during the three months ended May 31, 2009.

The Company allocated the investment proceeds to the debt and warrants based on their relative fair values. The relative fair value of the warrants using the Black Scholes method assuming a volatility of the stock of 107%, term of five years and a discount of 2.625% was determined to be $ 18,661 which was recorded as debt discount, a reduction of the carrying amount of the debt. The beneficial conversion feature on the notes was $57,161 which was also recorded as debt discount. The debt discount will be amortized over the term of the note and charged to interest expense. During the three month period ended May 31, 2009 $18,956 was expensed.

Future maturities of notes payable at May 31, 2009 are as follows:

Year Ending February 28,
2009	$382,500
2010	0
2011	0
2012	0
2013	564,109
Total	$946,609

7)	Notes Payable- Related Party

Consists of notes payable to a member of our Board of Directors, payable on demand, bearing interest at a rate of 10% per annum. During the three month period ended May 31, 2009, the Company received additional financing of $700,000 from the related party, also at an interest rate of 10%, and $54,049 accrued and unpaid interest for the period was included in accrued expenses.

8)	Capital

During the quarter ended May 31, 2009, we issued 582,916 shares of Common Stock for cash consideration of $335,000. We issued 165,000 shares for a subscription receivable of $90,000, which was received in June, 2009. We also received $ 130,000 for 216,666 shares issued in June 2009. We also issued 94,428 shares of common Stock upon the exercise of 94,428 warrants, for cash consideration of $94,428, and issued 58,333 shares of Common Stock for the conversion of $35,000 of notes payable.

During the quarter ended May 31, 2008, we issued 200,000 shares of Common Stock for consideration of $250,000. We also issued 1,402,062 shares of Common Stock upon the exercise of 1,402,062 warrants, for consideration of $1,402,062, and issued 430,329 shares of Common Stock for the exercise of warrants in lieu of payments on our secured notes payable.

Employee Stock Options

In September, 2006, our Board of Directors adopted the 2006 Employee Stock Option Plan. Activity in this plan is as follows:

	2006 Plan
	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Number of Options
Outstanding, February 28, 2009	$2.00-3.00		1,913,000
Issued	$1.50		400,000
Outstanding, May 31, 2009	$1.50-3.00		2,313,000

The exercise prices for the options outstanding at May 31, 2009, and information relating to these options is as follows:

Options Outstanding				Exercisable Options
Range of Exercise Price	Number	Weighted Average Remaining Life	Weighted Average Exercise Price	Weighted Average Remaining Life	Number	Weighted Average Exercise Price
$1.50-$3.00	2,313,000	3.17 years	$2.42	2.94 years	1,398,500	$2.25

Warrants

Activity in issued and outstanding warrants is as follows:

	Number of Shares	Exercise Prices
Outstanding, February 28, 2009	3,452,511	$2.00-4.00
Issued	30,800	$1.25
Exercised	(94,428)	$1.00
Outstanding, May 31, 2009	3,388,883	$1.25-4.00

The exercise prices for the warrants outstanding at May 31, 2009, and information relating to these warrants is as follows:

Range of Exercise Prices	Stock Warrants Outstanding	Stock Warrants Exercisable	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price of Warrants Outstanding	Weighted-Average Exercise Price of Warrants Exercisable	Intrinsic Value
$1.25	30,800	30,800	59 months	$1.25	$1.25	$0.00
$2.00-$3.00	1,934,991	1,782,908	21 months	$2.44	$2.49	$0.00
$3.50	805,589	805,589	31 months	$3.50	$3.50	$0.00
$4.00	617,503	617,503	20 months	$4.00	$4.00	$0.00

9)	Segment Information

We are a United States based company providing advanced technology products to various industries. The principal markets for our products are North America, Europe, and Asia. All of our operating long-lived assets are located in the United States. We operate in one segment.

Total net revenues from customer geographical segments are as follows for the three month periods ended May 31, 2009 and 2008:

	2009	2008

United States	$612,291	$141,615
Canada	4,493	56,525
Asia	0	37,420
Europe	15,911	0

Total	$632,695	$235,560

10)	Significant Customers

In the three months ended May 31, 2009, we sold AuraGen related products to two significant customers whose sales comprised 64% and 14% of net sales, respectively.  These customers are not related to or affiliated with us.

At May 31, 2009, we held accounts receivable from these customers for totaling 52% and 19%, respectively, of net accounts receivable.

11)	Contingencies

For a discussion of our legal proceedings, we refer you to Item 3 of our Form 10-K for the fiscal year ended February 28, 2009.

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

For further information regarding these and other risks and uncertainties, we refer you to Part I, Item 1A of our Form 10-K for the fiscal year ended February 28, 2009.

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

Our ability to continue as a going concern is dependent upon the successful achievement of profitable operations, and the ability to generate sufficient cash from operations and obtain financing resources to meet our obligations. There is no assurance that such efforts will be successful.

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

Results of Operations

First Quarter FY 2010 compared to First Quarter FY 2009

Net revenues for the three months ended May 31, 2009 (the “First Quarter FY2010”) increased $397,135 to $632,695, from $235,560 in the three months ended May 31, 2008 (the “First Quarter FY 2009”), an increase of 169%. The increase is primarily due to shipments to a single new customer in the refrigeration trucking industry. These units consist of an 8.5kw Auragen, which carries a higher gross margin than the 5kw unit, resulting in a higher gross margin for the current year quarter.

Cost of goods increased $120,150 to $301,092 in the First Quarter FY 2010, from $180,942 in the First Quarter FY 2009, an increase of 66%. The increase is due to the increase in net revenues in the current year period over the prior year period.

Engineering, research and development expenses increased $146,454 (40%) to $509,132 in the First Quarter FY2010 from $362,678 in the First Quarter FY 2009. These expenses have recently begun to increase after having decreased in prior years, as we have increased our workforce and renewed our focus on product development on products such as the Tamgen, the 200 amp ECU, and smaller diameter units of the AuraGen. The increase is also partially attributable to the addition of the Georgia facility, which came online in June of 2008.

Selling, general and administrative expenses increased $71,509 (4%) to $1,873,201 in the First Quarter FY 2010 from $1,801,692 in the First Quarter FY 2009. These expenses have begun to level off after increasing in the last year over prior years, as we have reached a level of employment and infrastructure that is sufficient to handle our current operations. However, we expect these expenses to begin to increase in the future again due to the increase in business we expect based upon our business plan.

Net interest expense in the First Quarter FY 2010 increased $25,881 to $81,448 from $55,567 in the First Quarter FY 2009. The increase is primarily attributable to the interest expense associated with the loans from a member of our Board. These loans totaled $2.5 million as of May 31, 2009, compared to $500,000 at May 31, 2008, and carry an interest rate of 10%.

Other income decreased $123,956 to $2,775 in the quarter ended May 31, 2009. The prior year period included a favorable purchase of inventory items that a vendor had manufactured without an order from us. This predated our bankruptcy filing and the vendor allowed us to purchase the items for approximately 6% of the actual cost of the goods.

Our net loss for the First Quarter FY 2010 increased $90,815 (4.5%) to $2,129,403 from $2,038,588 in the First Quarter FY 2009. The increase is a result of the increase in operating expenses and interest expense, and a reduction in other income, partially offset by a higher gross margin resulting from increased sales.

Liquidity and Capital Resources

We had cash of approximately $51,000 and $317,000 at May 31, 2009, and February 28, 2009, respectively.  We had a working capital deficit at May 31, 2009, and February 28, 2009 of $(3,639,204) and $(2,164,606), respectively. At May 31, 2009, we had accounts receivable, net of allowance for doubtful accounts, of $276,799 compared to $319,249 at February 28, 2009.

Net cash used in operations for the quarter ended May 31, 2009, was $(1,609,540), a decrease of approximately $140,000 from the comparable quarter in the prior fiscal year. Net cash provided by financing activities during the quarter ended May 31, 2009, was $1,451,928, resulting primarily from proceeds from notes payable of approximately $890,000, along with proceeds from the exercise of outstanding warrants and sales of Common Stock totaling approximately $560,000.

We paid $108,685 for acquisitions of property and equipment in the First Quarter FY2010 with no acquisitions of property and equipment in the First Quarter FY2009.

Accrued expenses at May 31, 2009, increased approximately $400,000 from the February 28, 2009 balance. The increase is primarily due to an increase in payroll and payroll related expenses resulting from the deferral of salaries by several members of senior management, until such time as cash flow allows these amounts to be paid.

Net proceeds from the issuance of debt totaled $892,500 in the First Quarter FY 2010, compared with debt repayments of $2,787 being made in the First Quarter FY 2009. Included in the debt proceeds of $892,500 in the first quarter of FY2010 was a total of $700,000 from a member of our Board. Subsequent to the end of the first quarter of FY 2010, this board member loaned the Company an additional $520,000 under the same terms and conditions as the previous loans. As of June 30, 2009, the total amount owing this board member is $3,020,000. The Company intends to repay $1,000,000 of these loans from the proceeds of the current private placement.

The Company had a deficit in shareholders’ equity at May 31, 2009 of $1,216,652, compared to stockholders’ equity of $234,816 at February 28, 2009. The deficit is attributable to the first quarter FY 2010 loss of $2,129,403, partially offset by proceeds from the sale of common stock and the exercise of warrants of approximately $600,000.

The Company anticipates the need for approximately $7.5 million to fund our operations for the upcoming twelve months, and is expecting to raise this funding through a private placement of common stock we are currently engaged in. Based on the indications of interest at this time, we expect to complete this private placement in July, 2009.

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

In the past, in order to maintain liquidity we have relied upon external sources of financing, principally equity financing and private indebtedness. We have no bank line of credit and require additional debt or equity financing to fund ongoing operations. We have commenced a private placement for up to $7.5 million of common stock. Based on the indications of interest at this time, we expect to complete this private placement in July, 2009. However, we cannot assure you that we will be able to complete this private placement or that additional financing will be available at the times or in the amounts required. The issuance of additional shares of equity in connection with such financing could dilute the interests of our existing stockholders, and such dilution could be substantial. If we cannot raise needed funds, we would also be forced to make further substantial reductions in our operating expenses, which could adversely affect our ability to implement our current business plan and ultimately our viability as a company.

Capital Transactions

During the quarter ended May 31, 2009, we issued 747,916 shares of Common Stock for cash consideration of $500,000. We also issued 94,428 shares of common Stock upon the exercise of 94,428 warrants, for cash consideration of $94,428, and issued 58,333 shares of Common Stock for the conversion of $35,000 of notes payable.

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

ITEM 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit, is recorded, processed, summarized and reported, within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures. Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures and have concluded, as of May 31, 2009, that they were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended May 31, 2009, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended May 31, 2009, we issued 747,916 shares of Common Stock for cash consideration of $500,000, and issued 58,333 shares of Common Stock upon the conversion of $35,000 of notes payable.

All of the sales of unregistered securities are believed to be exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 as these offerings were a private placement to a limited number of qualified investors without public solicitation or advertising.

ITEM 4. Submission of Matters to a Vote of Securities Holders

The Company held a Special Meeting of Shareholders on March 17, 2009. Three matters were submitted to the shareholders for approval, all of which were approved. Following is a brief description of the matters presented and the voting results:

1.	To approve an amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 50,000,000 to 75,000,000:

For 37,541,383	Against 210,845	Abstain 27,028	Not Voted 0

2.	To approve the adoption of the Company’s 2006 Stock Option Plan:

For 25,156,616	Against 151,176	Abstain 146,238	Not Voted 12,325,226

3.

To approve an amendment to the Company’s Bylaws modifying restrictions imposed under the Company’s 2006 Chapter 11 Plan of Reorganization relating to the issuance of the Company’s equity securities and encumbering of its assets.

For 25,312,028	Against 125,895	Abstain 16,107	Not Voted 12,325,226

ITEM 6. Exhibits

31.1	Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.
31.2	Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.
32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to § 906 of the
Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AURA SYSTEMS, INC.
(Registrant)
Date: July 15, 2009
By:	/s/ Melvin Gagerman

Melvin Gagerman

Acting Chief Financial Officer

(Principal Financial and Accounting Officer

and Duly Authorized Officer)