Form 10-Q
period 2009-08-31
AURA SYSTEMS INC
filed 2009-10-20
CIK 826253

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[Ö ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended.................................................August 31, 2009
OR

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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Class	Outstanding October 8, 2009

Common Stock, par value $0.0001 per share	47,823,695 shares

AURA SYSTEMS, INC. AND SUBSIDIARIES

AURA SYSTEMS, INC. AND SUBSIDIARIES

QUARTER ENDED AUGUST 31, 2009

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

AURA SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	August 31, 2009	February 28, 2009
ASSETS	(Un-audited)
Current assets:
Cash and cash equivalents	$233,796	$317,256
Accounts receivable, net of allowance for doubtful accounts of $60,000 and $60,000	433,371	319,249
Current inventories	1,500,000	1,500,000
Other current assets	310,127	255,620
Total current assets	2,477,294	2,392,125

Property, plant, and equipment, net	498,435	353,444
Non-current inventories net of allowance for obsolete inventories of $2,390,375 and $2,425,994	2,439,329	2,545,978

Total assets	$5,415,057	$5,291,547

Current liabilities:
Accounts payable	$1,188,071	$1,075,202
Current portion of notes payable, net of debt discount	917,777	225,000
Notes payable- related party	3,920,000	1,800,000
Customer advances	545,174	418,612
Accrued expenses	1,555,042	1,037,917

Total current liabilities	8,126,064	4,556,731

Convertible notes payable, net of current portion	606,848	500,000

Total liabilities	8,732,912	5,056,731

Commitments and contingencies

Stockholders' equity (deficit):
Common stock, $0.0001par value, 75,000,000 and 50,000,000 shares authorized, 47,562,113 and 46,344,470 issued and outstanding at August 31, 2009 and February 28, 2009	4,756	4,634
Additional paid-in capital	371,894,826	364,222,963
Subscription receivable	(27,416)	(27,416)
Stock to be issued	130,000	-
Accumulated deficit	(375,320,021)	(363,965,365)

Total stockholders' equity (deficit)	(3,290,438)	234,816

Total liabilities and stockholders' equity	$5,415,057	$5,291,547

See accompanying notes to these un-audited condensed consolidated financial statements.

AURA SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND SIX MONTHS ENDED AUGUST 31, 2009 AND 2008
(Un-audited)

	Three Months		Six Months
	2009	2008	2009	2008
Net Revenues	$632,111	$590,425	$1,264,806	$825,985

Cost of goods sold	519,944	602,729	821,036	783,671

Gross Profit (Loss)	112,167	(12,304)	443,770	42,314

Expenses
Engineering, research and development expenses	555,143	575,437	1,064,275	938,115
Selling, general and administrative expenses	1,941,855	2,110,471	3,731,550	3,778,748
Stock option compensation expense	6,561,011	73,749	6,644,518	207,164
Total costs and expenses	9,058,009	2,759,657	11,440,343	4,924,027

Loss from operations	(8,945,842)	(2,771,961)	(10,996,573)	(4,881,713)

Other income and (expense)
Interest expense, net	(235,829)	(70,455)	(336,233)	(126,022)
Other income (expense), net	(19,075)	17,043	(21,850)	143,774
Total other income (expense)	(254,904)	(53,412)	(358,083)	17,752
Net Loss	$(9,073,629)	$(2,825,373)	$(11,354,656)	$(4,863,961)

Total basic and diluted loss per share	$(0.19)	$(0.07)	$(0.24)	$(0.12)
Weighted average shares used to compute basic and diluted income (loss) per share	47,425,400	40,484,276	47,035,475	39,449,720
Basic and diluted weighted average number of shares outstanding are equivalent because the effect of dilutive securities is anti-dilutive

See accompanying notes to these un-audited condensed consolidated financial statements.

AURA SYSTEMS, INC. AND SUBSIDIARI,S
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED AUGUST 31, 2009 AND 2008
(Un-audited)

	2009	2008
Cash flow from operating activities:
Net Loss	$(11,354,656)	$(4,863,961)
Adjustments to reconcile Net loss to net cash used in operating activities
Depreciation Expense	55,634	23,573
Issuance of stock as per employment agreement	-	100,000
Amortization of debt discount	140,556	-
Loss on settlement of debt	22,750	-
Stock options and warrants expense	6,644,518	207,164
(Increase) decrease in: Accounts receivable	(114,122)	246,862
Inventory	213,497	50,492
Other current assets and deposit	(54,507)	35,875
Increase (decrease) in:
Accounts payable, customer deposit and accrued expenses	756,557	696,006
Net cash used in operations	(3,689,763)	(3,503,989)

Investing activities:
Acquisition of plant and equipment	(200,625)	(60,425)

Net cash used by investing activities	(200,625)	(60,425)

Financing activities:
Issuance of common stock	785,000	603,400
Proceeds from (repayments of) notes payable, net	2,927,500	552,251
Collections on (increase in) subscriptions receivable	-	224,916
Proceeds from stock to be issued	-	64,970
Exercise of warrants	94,428	2,205,277

Net cash provided by financing activities:	3,806,928	3,650,814

Net increase (decrease) in cash & cash equivalents	(83,460)	86,400

Cash and cash equivalents at beginning of period	317,256	37,532

Cash and cash equivalents at end of period	$233,796	$123,932

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$17,424	$110,601
Income taxes	$-	$-

Un-audited supplemental disclosure of non-cash investing and financing activities:

During the six months ended August 31, 2009, $35,000 of notes payable were converted into 58,333 shares of common stock and $106,848 of inventory was acquired through the issuance of notes payable.

See accompanying notes to these un-audited condensed consolidated financial statements.

AURA SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2009

(Un-audited)

1)           Basis of Presentation

The condensed consolidated financial statements include the accounts of Aura Systems, Inc. and subsidiaries ("the Company").  All inter-company balances and inter-company transactions have been eliminated.

In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (which include normal recurring adjustments) and reclassifications for comparability necessary to present fairly the financial position of Aura Systems, Inc. and subsidiaries at August 31, 2009 and the results of its operations for the three and six months ended August 31, 2009 and 2008.

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

The Company does not offer a general right of return on any of its sales and considers all sales as final. However, if a customer determines that a different system configuration would better suit their application, we will allow them to exchange the system and bill them the incremental cost, or credit them if there is a decrease in the system cost. While some sales are for evaluative purposes, they are still considered final sales. The customer’s evaluation is for them to determine if there is a benefit to them to outfit additional vehicles in their fleets.

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

Accounts Receivable

Accounts receivable consist primarily of amounts due from customers. We have provided for an allowance for doubtful accounts, which management believes to be sufficient to account for all uncollectible amounts. Allowance for doubtful debts on uncollectible amounts as of August 31, 2009 and February 28, 2009, respectively, amounted to $60,000 and $60,000.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the six month periods ended August 31, 2009 and 2008, the Company incurred losses of $11,227,539 and $4,863,961, respectively and had negative cash flows from operating activities of $3,689,763 and $3,503,989, respectively, during the six month periods ended August 31, 2009 and 2008.

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

Recently Issued Accounting Pronouncements

In March 2008, the FASB issued FASB Statement No. 161 or ASC section 815, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The new standard also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under Statement 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. Management is currently evaluating the effect of this pronouncement on financial statements.

In May of 2008, FASB issued SFASB No.162 or ASC codification topic 105, “The Hierarchy of Generally Accepted Accounting Principles”. The pronouncement mandates the GAAP hierarchy reside in the accounting literature as opposed to the audit literature. This has the practical impact of elevating FASB Statements of Financial Accounting Concepts in the GAAP hierarchy. This pronouncement will become effective 60 days following SEC approval. Management is currently evaluating the effect of this pronouncement on financial statements.

In December 2007, the FASB issued SFAS No. 141(R) or ASC section 805, “Business Combinations”. This Statement replaces SFAS No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after Company’s fiscal year beginning March 1, 2010. While the Company has not yet evaluated this statement for the impact, if any, that SFAS No. 141(R) will have on its consolidated financial statements, the Company will be required to expense costs related to any acquisitions after February 28, 2010.

In May 2009, the FASB issued SFAS No. 165 or ASC section 855, "Subsequent Events" (“SFAS 165”). SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 will be effective for interim or annual period ending after June 15, 2009 and will be applied prospectively. The Company will adopt the requirements of this pronouncement for the quarter ended August 31, 2009. The Company does not anticipate the adoption of SFAS 165 will have an impact on its consolidated results of operations or consolidated financial position.

In June 2009, the FASB issued SFAS 168, The FASB Accounting Standard Codification and the Heirarchy of Generally Accepted Accounting Principles—a Replacement of FASB Statement No. 162 (the Codification) as a single source of authoritative nongovernmental U.S. Generally Accepted Accounting Principles (GAAP) to be launched July 1, 2009. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009. The Codification is effective for the Company in the interim period ending September 30, 2009, and at that time all references made to U.S. GAAP will use the new Codification numbering system prescribed by the FASB. However, as the Codification is not intended to change existing GAAP, it is not expected to have any impact on the Company’s financial position or cash flows.

Reclassifications

Certain reclassifications have been made to the 2008 financial statements to conform to the 2009 presentation.

3)         Inventories

Inventories, stated at the lower of cost (first in, first out) or market, consist of the following:

	August 31, 2009	February 28, 2009

Raw materials	$2,811,335	$2,642,833
Finished goods	3,645,485	3,829,139
Reserved for potential product obsolescence	(2,363,033)	(2,271,535)

	4,093,787	4,200,437
Non-current portion	(2,439,329)	(2,545,978)
Discount on long term inventory	(154,459)	(154,459)

Current portion	$1,500,000	$1,500,000

Inventories consist primarily of components and completed units for the Company's AuraGen product.

We do not expect to realize all of our inventories within the 12-month period ending August 31, 2010. Because of this, we have assessed the net realize-ability of these assets, the proper classification of the inventory, and the potential obsolescence of inventory.  The net inventories as of August 31 and February 28, 2009, which are not expected to be realized within a 12-month period, have been reclassified as long term. We have also recorded a reserve for obsolescence of $2,235,916 and $2,271,535 at August 31 and February 28, 2009.

4)           Property, Plant & Equipment

Property, plant, and equipment at August 31, 2009 and February 28, 2009 consisted of the following:

	August 31, 2009	February 28, 2009

Machinery and equipment	$1,056,587	$1,054,422
Furniture and fixtures	1,438,312	1,438,312
Leasehold Improvements	398,584	200,124

	2,893,483	2,692,858
Less accumulated depreciation and amortization	2,395,048	2,339,414

Property, plant and equipment, net	$498,435	$353,444

Depreciation and amortization expense was $55,634 and $23,573 for the six month periods ended August 31, 2009, and 2008.

5)           Accrued expenses

Accrued expenses at August 31, 2009 and  February 28, 2009 consisted of the following:

	August 31, 2009	February 28, 2009

Accrued payroll and related expenses	$1,251,681	$904,849
Other	303,361	133,068

Total	$1,555,042	$1,037,917

6)         Notes Payable and Other Liabilities

Notes payable and other liabilities consist of the following:

	August 31, 2009	February 28, 2009

Demand notes payable (a)	$240,000	$225,000
Convertible note payable (b)	1,364,348	500,000
	1,604,348	725,000
Less: Un-amortized debt discount
Beneficial conversion feature	79,723	-
Notes payable, net	1,524,625	725,000

Less: Current portion	997,500	225,000

Long-term portion	$606,848	$500,000

(a)
Consists of two demand notes payable, with interest at an annual rate of 10%, on which $7,640 in interest was accrued during the six months ended August 31, 2009, and one demand note with an original balance of $100,000 and a remaining balance of $40,000 with a flat interest fee of $10,000, which has already been paid. During the six month period ended August 31, 2009, the Company settled $35,000 of the notes in 58,333 shares of the common stock of the Company. The Company recorded a loss on settlement of  debt of $22,750 on the partial settlement.

(b)
Consists of two convertible notes payable totaling $606,848, bearing interest at a rate of 7%, due in 2013. The notes are convertible into our common stock at a price of $3.00 per share. The Company accrued interest of $19,549 on the notes during the six months ended August 31, 2009. In April 2009, the Company arranged a debt financing aggregating $192,500 from unrelated parties in exchange for the issuance of 120 day 10% secured convertible promissory notes and 30,800 warrants at an exercise price of $1.25 for the first year. The performance of the notes is secured by all the inventory of the Company specifically pertaining to the WePower purchase order including all the proceeds arising from the sale or lease of all or any part thereof. The notes are convertible into our common stock at a price of $0.75 per share. The Company accrued interest of $1,811 on the notes during the six months ended August 31, 2009. Also consists of six convertible notes entered into during the second quarter of fiscal 2010 totaling $565,000. The notes carry an interest rate of 10%, are for a term of 180 days, and are convertible into common stock of the company at $0.75 per share. The company accrued interest of $11,673 on the notes during the six months ended August 31, 2009.

The Company allocated the investment proceeds to the debt and warrants based on their relative fair values. The relative fair value of the warrants using the Black Scholes method assuming a volatility of the stock of 107%, term of five years and a discount of 2.625% was determined to be $ 18,661 which was recorded as debt discount, a reduction of the carrying amount of the debt. The beneficial conversion feature on the notes was $57,161 which was also recorded as debt discount. The debt discount will be amortized over the term of the note and charged to interest expense. During the six month period ended August 31, 2009 $75,822 was expensed.

Future maturities of notes payable at August 31, 2009 are as follows:

Year Ending February 28,
2010	$997,500
2011	-
2012	-
2013	606,848
Total	$1,604,348

7)           Notes Payable- Related Party

Consists of notes payable to a member of our Board of Directors, payable on demand, bearing interest at a rate of 10% per annum. During the six month period ended August 31, 2009, the Company received additional financing of $2,120,000 from the related party, also at an interest rate of 10%, and $130,096 accrued and unpaid interest for the period was included in accrued expenses.

8)         Capital

During the six months ended August 31, 2009, we issued 1,122,915 shares of Common Stock for cash consideration of $690,000. We also issued 94,428 shares of common Stock upon the exercise of 94,428 warrants, for cash consideration of $94,428, and issued 58,333 shares of Common Stock for the conversion of $35,000 of notes payable.  We received $130,000 cash for 200,000 shares sold for cash.  The shares were issued subsequent to August 31, 2009 and the amount received was recorded as shares to be issued.

During the six months ended August 31, 2008, we issued  560,000 shares of Common Stock for cash consideration of $603,400, 400,000 shares of Common Stock for the acquisition of $400,000 worth of inventory and supplies in connection with the acquisition of the assets of Emerald Commercial Leasing, 100,000 shares of Common Stock pursuant to an employment agreement we entered into with our Vice President, 2,205,277 shares of Common Stock upon the exercise of warrants for total consideration of $2,205,277 and 430,329 shares of Common Stock for the exercise of warrants in lieu of payments on our secured notes payable.

Employee Stock Options

In September, 2006, our Board of Directors adopted the 2006 Employee Stock Option Plan. Activity in this plan is as follows:

	2006 Plan
	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Number of Options
Outstanding, February 28, 2009	$2.00-3.00	$0.00	1,913,000
Issued	$1.50	$0.00	6,915,500
Cancelled	$2.00-3.00		(1,913,000)

Outstanding, August 31, 2009	$1.50	$0.00	6,915,500

The exercise prices for the options outstanding at August 31, 2009, and information relating to these options is as follows:

Options Outstanding				Exercisable Options
Range of Exercise Price	Number	Weighted Average Remaining Life	Weighted Average Exercise Price	Weighted Average Remaining Life	Number	Weighted Average Exercise Price
$1.50	6,915,500	4.75 years	$1.50	4.75 years	4,267,038	$1.50

During the second quarter of fiscal 2010, the Board of Directors determined that, in order to provide incentives to its employees, it was in the best interest of the Company to cancel and replace the outstanding employee options that had been granted.  With the employees consent, the company cancelled all outstanding employee options that previously had exercise prices ranging from $2.00 to $3.00, and issued new options with a grant date of June 18, 2009 and an exercise price of $1.50. Employees were given credit towards the three year vesting period extending from the date of their original hire.

Warrants

Activity in issued and outstanding warrants is as follows:

	Number of Shares	Exercise Prices
Outstanding, February 28, 2009	3,452,511	$2.00-4.00
Issued	1,930,800	$1.25-1.50
Exercised	(94,428)	$1.00
Outstanding, August 31, 2009	5,288,883	$1.25-4.00

The exercise prices for the warrants outstanding at August 31, 2009, and information relating to these warrants is as follows:

Range of Exercise Prices	Stock Warrants Outstanding	Stock Warrants Exercisable	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price of Warrants Outstanding	Weighted-Average Exercise Price of Warrants Exercisable	Intrinsic Value
$1.25	30,800	30,800	56 months	$1.25	$1.25	$0.00
$1.50	1,900,000	1,900,000	58 months	$1.50	$1.50	$0.00
$2.00-$3.00	1,934,991	1,782,908	18 months	$2.44	$2.49	$0.00
$3.50	805,589	805,589	28 months	$3.50	$3.50	$0.00
$4.00	617,503	617,503	17 months	$4.00	$4.00	$0.00
	5,288,883	5,136,800

9)           Segment Information

We are a United States based company providing advanced technology products to various industries. The principal markets for our products are North America, Europe, and Asia.  All of our operating long-lived assets are located in the United States. We operate in one segment.

Total net revenues from customer geographical segments are as follows for the six month periods ended August 31, 2009 and 2008:

	2009	2008

United States	$1,076,346	$579,622
Canada	162,293	202,804
Asia	9,276	37,420
Europe	16,891	6,139

Total	$1,264,806	$825,985

10)           Significant Customers

In the six months ended August 31, 2009, we sold AuraGen related products to three significant customers whose sales comprised 40%, 15% and 12% of net sales, respectively.  These customers are not related to or affiliated with us.

At August 31, 2009, we held accounts receivable from these customers for totaling 8%, 14% and 37%, respectively, of net accounts receivable.

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

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include the following.

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

Results of Operations

Three months ended August 31, 2009 compared to three months ended August 31, 2008

Net revenues for the three months ended August 31, 2009 (the “Second Quarter FY2010”) increased $41,686 to $632,111 from $590,425 in the three months ended August 31, 2008 (the “Second Quarter FY2009”), an increase of 7%.

Cost of goods decreased $82,785 (14%) to $519,944 in the Second Quarter FY2010 from $602,729 in the Second Quarter FY2009. In the prior year period, there was a charge of $270,000 for inventory items that were scrapped as obsolete. Excluding this charge, cost of goods in the prior year would have been $332,729 resulting in a current year increase in cost of goods of $187,215, or 56%.

Engineering, research and development expenses decreased $20,294 (3%) to $555,143 in the Second Quarter FY2010 from $575,437 in the Second Quarter FY 2009.

Selling, general and administrative expense decreased $168,616 (8%) to $1,941,855 in the Second Quarter FY2010 from $2,110,471 in the Second Quarter FY2009.

Stock option compensation expense increased $6,487,262 over the prior year period as a result of the non-cash charges for the issuance of employee stock options in the current year period, which was determined utilizing  the Black Scholes method assuming a volatility of the stock of 107%, term of five years and a discount of 2.625%. During the second quarter of fiscal 2010, the Board of Directors determined that, in order to provide incentives to its’ employees, it was in the best interest of the company to cancel and replace the outstanding employee options that had been granted.  With the employees consent, the company cancelled all outstanding employee options that previously had exercise prices ranging from $2.00 to $3.00, and issued new options with a grant date of June 18, 2009 and an exercise price of $1.50. Employees were given credit towards the three year vesting period extending from the date of their original hire.

Net interest expense in the Second Quarter FY2010 increased $165,374 (235%) to $235,829 from $70,455 in the Second Quarter FY2009. The increase is attributable to the increased level of debt we currently have, primarily the 10% demand note from a member of our Board of Directors, which has increased from $1,800,000 at February 28, 2009, to $3,920,000 at August 31, 2009.

Our net loss for the Second Quarter FY2010 increased $6,248,256 to $9,073,629 from $2,825,373 in the Second Quarter FY2009, primarily as a result of the increased charges associated with the employee stock option plan.

Six months FY 2010 compared to six months FY 2009

Net revenues for the six months ended August 31, 2009 (the “Six Months FY2010”) increased $438,821 to $1,264,816, from $825,985 in the six months ended August 31, 2008 (the “Six Months FY2009”), an increase of 53%. The increase is primarily due to the current year sales to a single customer in the refrigeration trucking industry. Sales in this industry did not begin until the second quarter of fiscal 2009. These sales are expected to continue to increase as we expand our business in the refrigeration trucking industry.

Cost of goods increased $37,365 to $821,036 in the Six Months FY2010, from $783,681 in the Six Months FY2009, an increase of 5%. In the prior year period, there was a charge of $270,000 for inventory items that were scrapped as obsolete. Excluding this charge, cost of goods in the prior year would have been $513,671 resulting in a current year increase in cost of goods of $180,248, or 60%.

Engineering, research and development expenses increased $126,160 (13%) to $1,064,275 in the Six Months FY2010 from $938,115 in the Six Months FY2009. These expenses have increased primarily as a result of an increase in personnel in the engineering area as we are continuing to work to expand the applications of the AuraGen.

Selling, general and administrative expenses decreased $47,198 (1%) to $3,731,550 in the Six Months FY2010 from $3,778,748 in the Six Months FY2009.    We do not expect these expenses to increase significantly in the near future, as we feel we have sufficient resources in this area for our anticipated near term growth projections.

Stock option compensation expense increased $6,437,354 over the prior year period as a result of the non-cash charges for the issuance of employee stock options in the current year period, which was determined utilizing  the Black Scholes method assuming a volatility of the stock of 107%, term of five years and a discount of 2.625%.

Net interest expense in the Six Months FY2010 increased $210,211 (167%) to $336,233 from $126,022 in the Six Months FY2009. The increase is attributable to the increased level of debt we currently have, primarily the

10% demand note from a member of our Board of Directors, which has increased from $1,800,000 at February 28, 2009, to $3,920,000 at August 31, 2009.

Other income (expense) in the current period is net expense of $21,850 compared to an income  or $143,774 in the prior year period. The prior year income was primarily the  result of a favorable purchase of inventory items that a vendor had manufactured without an order from us. This predated our bankruptcy filing and the vendor allowed us to purchase the items for approximately 6% of the actual cost of the goods.

Our net loss for the Six Months FY2010 increased $6,490,695 to $11,354,656 from $4,863,961 in the Six Months FY2009 primarily as a result of the non-cash charge for the amortization of expenses associated with the employee stock option plan in the current year.

Liquidity and Capital Resources

We had cash of approximately $235,000 and $317,000 at August 31, 2009, and February 28, 2009, respectively.  We had a working capital deficit at August 31, 2009, and February 28, 2009 of $(5,648,771) and $(2,164,606), respectively.  At August 31, 2009, we had accounts receivable, net of allowance for doubtful accounts, of $433,371 compared to $319,249 at February 28, 2009.

Net cash used in operations for the six months ended August 31, 2009, was $(3,689,763), an increase of approximately $185,000 from the comparable six months in the prior fiscal year. Net cash provided by financing activities during the six months ended August 31, 2009, was $3,806,928, resulting primarily from proceeds from notes payable of approximately $2.9 million, of which $2,120,000 was from a member of our Board, along with proceeds from the exercise of outstanding warrants and sales of Common Stock totaling approximately $880,000.

We paid $200,625 for acquisitions of property and equipment, which is primarily the cost of the buildout of our new facility, in the six months FY2010 compared to acquisitions of property and equipment totaling $12,789 in the six months FY2009.

Accrued expenses and accounts payable at August 31, 2009, increased approximately $757000 from the February 28, 2009 balance. The increase is primarily due to an increase in accrued payroll and payroll related expenses resulting from the deferral of salaries by several members of senior management, until such time as cash flow allows these amounts to be paid, and an increase in accrued interest due to the higher levels of debt outstanding

Net proceeds from the issuance of debt totaled $2,927,500 in the six months FY 2010, compared with net proceeds  of $552,251 in the six months FY 2009. Included in the debt proceeds of $2,927,500 in the six months  FY2010 was a total of $2,120,000 from a member of our Board. As of September 30, 2009, the total amount of the 10% demand note owing this board member is $3,920,000. The Company also entered into six convertible notes during the second quarter of fiscal 2010 totaling $565,000. The notes carry an interest rate of 10%, are for a term of 180 days, and are convertible into common stock of the company at $0.75 per share.

The Company had a deficit in shareholders’ equity at August 31, 2009 of $3,317,855, compared to stockholders’ equity of $234,816 at February 28, 2009. The deficit is attributable to the six months FY 2010 loss of $11,354,656, partially offset by proceeds from the sale of common stock and the exercise of warrants of approximately $880,000, and the increase in paid in capital of approximately $5.7 million from the expense related to the employee stock options.

The Company anticipates the need for approximately $7.5 million to fund our operations for the upcoming twelve months, and is expecting to raise this funding through a private placement of common stock we are currently engaged in. The offering is for units consisting of one share of common stock, and a warrant to purchase one-half share of common stock, with a price of $0.75 per unit. The warrants are five year warrants and are exercisable at a price of $1.25 per share for the first twelve months, $1.50 per share for the second twelve months, and $2.00 per share for the remaining life of the warrant.

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

In the past, in order to maintain liquidity we have relied upon external sources of financing, principally equity financing and private indebtedness. We have no bank line of credit and require additional debt or equity financing to fund ongoing operations. We  commenced a private placement for up to $7.5 million of common stock in September, 2009, of which $204,000 of subscriptions have been received as of October 14, 2009. The company intends to use the proceeds from this offering for general working capital purposes and the repayment of a portion of its short-term debt obligations. We anticipate that the $7.5 million would be sufficient to implement our current business plan. However, we cannot assure you that we will be able to complete this private placement or that additional financing will be available at the times or in the amounts required to fund our working capital needs or to repay outstanding indebtedness as it comes due. The issuance of additional shares of equity in connection with such financing could dilute the interests of our existing stockholders, and such dilution could be substantial. If we cannot raise needed funds, we would also be forced to make further substantial reductions in our operating expenses, which could adversely affect our ability to implement our current business plan and ultimately our viability as a company.

Capital Transactions

During the first quarter fiscal 2010, we issued 799,582 shares of Common Stock for cash consideration of $465,000. We also issued 94,428 shares of common Stock upon the exercise of 94,428 warrants, for cash consideration of $94,428, and issued 58,333 shares of Common Stock for the conversion of $35,000 of notes payable. During the second quarter fiscal 2010, we issued 465,000 shares of Common Stock for cash consideration of $320,000.

During the first quarter fiscal 2009, we issued 200,000 shares of Common Stock for consideration of $250,000. We also issued 1,402,062 shares of Common Stock upon the exercise of 1,402,062 warrants, for consideration of $1,402,062, and issued 430,329 shares of Common Stock for the exercise of warrants in lieu of payments on our secured notes payable. During the second quarter fiscal 2009, we issued  425,000 shares of Common Stock for cash consideration of $418,370, 400,000 shares of Common Stock for the acquisition of $400,000 worth of inventory and supplies in connection with the acquisition of the assets of Emerald Commercial Leasing, 100,000 shares of Common Stock pursuant to an employment agreement we entered into with our Vice President, and 803,215 shares of Common Stock upon the exercise of warrants for total consideration of $803,215.

ITEM 4T.                      Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit, is recorded, processed, summarized and reported, within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.  Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures and have concluded, as of August 31, 2009, that they were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended August 31, 2009, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended August 31, 2009, we issued 465,000 shares of Common Stock for cash consideration of $320,000.

The Company also issued six convertible notes during the second quarter of fiscal 2010 totaling $565,000. The notes carry an interest rate of 10%, are for a term of 180 days, and are convertible into common stock of the company at $0.75 per share.

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

ITEM 6.                      Exhibits

31.1           Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.
31.2           Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.
32.1           Certification of CEO and CFO Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to § 906 of theSarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

       AURA SYSTEMS, INC.
          (Registrant)

Date: October 19, 2009

By:         /s/ Melvin Gagerman

Melvin Gagerman
Acting Chief Financial Officer
(Principal Financial and Accounting Officer
and Duly Authorized Officer)