Form 10-Q
period 2009-11-30
AURA SYSTEMS INC
filed 2010-01-15
CIK 826253

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended.................................................November 30, 2009
OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from..........................to.............................

AURA SYSTEMS, INC.
(Exact name of Registrant as specified in its charter)

Delaware	95-4106894
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

1310 E. Grand Ave.
El Segundo, California 90245
(Address of principal executive offices)

Registrant's telephone number, including area code: (310) 643-5300

Former name, former address and former fiscal year, if changed since last report: 2330 Utah Avenue, El Segundo, CA 90245

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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Class	Outstanding January 7, 2010

Common Stock, par value $0.0001 per share	50,715,001 shares

AURA SYSTEMS, INC. AND SUBSIDIARIES

AURA SYSTEMS, INC. AND SUBSIDIARIES

NINE MONTHS ENDED NOVEMBER 30, 2009

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

AURA SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	As at November 30, 2009	As at February 28, 2009
ASSETS
Current assets:
Cash and cash equivalents	$21,224	$317,256
Accounts receivable, net of allowance for doubtful accounts of $60,000	608,542	319,249
Current inventories	1,500,000	1,500,000
Other current assets	363,373	255,620
Total current assets	2,493,139	2,392,125

Property, plant, and equipment, net	579,143	353,444
Non-current inventories net of allowance for obsolete inventories of $2,544,547 and $2,425,994	2,330,376	2,545,978

Total assets	$5,402,658	$5,291,547

Current liabilities:
Accounts payable	$1,350,707	$1,075,202
Current portion of notes payable, net of debt discount	897,500	225,000
Notes payable- related party	4,400,000	1,800,000
Customer advances	335,033	418,612
Accrued expenses	2,018,908	1,037,917

Total current liabilities	9,002,148	4,556,731

Convertible notes payable, net of current portion	500,000	500,000

Total liabilities	9,502,148	5,056,731

Commitments and contingencies

Stockholders' equity (deficit):
Common stock, $0.0001par value, 75,000,000 and 50,000,000 shares authorized, 49,380,431 and 46,344,470 issued and outstanding at November 30, 2009 and February 28, 2009	4,938	4,634
Additional paid-in capital	373,416,442	364,222,963
Subscription receivable	(27,416)	(27,416)
Accumulated deficit	(377,493,454)	(363,965,365)

Total stockholders' equity (deficit)	(4,099,490)	234,816

Total liabilities and stockholders' equity	$5,402,658	$5,291,547

See accompanying notes to these un-audited condensed consolidated financial statements.

AURA SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND NINE MONTHS ENDED NOVEMBER 30, 2009 AND 2008
(Unaudited)

	Three Months		Nine Months
	2009	2008	2009	2008
Net Revenues	$1,160,577	$1,065,172	$2,425,383	$1,891,157

Cost of goods sold	563,148	492,837	1,384,184	1,276,508

Gross Profit	597,429	572,335	1,041,199	614,649

Operating Expenses
Engineering, research and development expenses	562,082	556,779	1,626,357	1,494,894
Selling, general and administrative expenses	1,828,847	2,040,489	5,560,397	5,819,237
Stock option compensation expense	162,900	73,749	6,807,418	280,913
Total operating expenses	2,553,829	2,671,017	13,994,172	5,785,942

Loss from operations	(1,956,400,)	(2,098,682)	(12,952,973)	(5,326,402)

Other income and (expense)
Interest expense, net	(217,032)	(422,306)	(553,265)	(548,328)
Other income (expense), net	-	229	(21,850)	144,003
Total other income (expense)	(217,032)	(422,078)	(575,115)	(404,325)
Net Loss	$(2,173,432)	$(2,520,759)	$(13,528,088)	$(7,384,720)

Total basic and diluted loss per share	$(0.05)	$(0.06)	$(0.29)	$(0.18)
Weighted average shares used to compute basic and diluted income (loss) per share	48,171,882	43,011,743	47,412,895	40,628,425
Basic and diluted weighted average number of shares outstanding are equivalent because the effect of dilutive securities is anti-dilutive

See accompanying notes to these un-audited condensed consolidated financial statements.

AURA SYSTEMS, INC. AND SUBSIDIARI,S
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED NOVEMBER 30, 2009 AND 2008
(Unaudited)

	2009	2008
Cash flow from operating activities:
Net Loss	$(13,528,088)	$(7,384,720)
Adjustments to reconcile Net loss to net cash used in operating activities
Depreciation Expense	92,452	36,319
Issuance of stock as per employment agreement	-	100,000
Amortization of debt discount	220,289	-
Beneficial conversion feature expense	-	368,900
Loss on settlement of debt	22,750	-
Stock options and warrants expense	6,807,417	280,913
(Increase) decrease in: Accounts receivable	(289,293)	304,312
Inventory	343,820	269,665
Other current assets and deposit	(107,753)	9,571
Increase (decrease) in:
Accounts payable, customer deposits and accrued expenses	1,291,101	741,997

Net cash used in operations	(5,147,305)	(5,273,043)

Investing activities:
Acquisition of plant and equipment	(318,151)	(119,211)

Net cash used in investing activities	(318,151)	(119,211)

Financing activities:
Issuance of common stock	1,667,496	1,877,077
Proceeds from notes payable, net	3,407,500	1,063,863
Collections on (increase in) subscriptions receivable	-	245,750
Exercise of warrants	94,428	2,205,277

Net cash provided by financing activities:	5,169,424	5,391,966

Net decrease in cash & cash equivalents	(296,032)	(287)

Cash and cash equivalents at beginning of period	317,256	37,532

Cash and cash equivalents at end of period	$21,224	$37,245

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$26,088	$120,601
Income taxes	$-	$-

Un-audited supplemental disclosure of non-cash investing and financing activities:

During the nine months ended November 30, 2009, $273,227 of notes payable and accrued interest were converted into 333,231 shares of common stock, $108,175 of accounts payables were converted into 153,005 shares of common stock and $128,218 of inventory was acquired through the issuance of notes payable.

See accompanying notes to these un-audited condensed consolidated financial statements.

AURA SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2009
(Unaudited)

1)           Basis of Presentation

            The condensed consolidated financial statements include the accounts of Aura Systems, Inc. and subsidiaries ("the Company").  All inter-company balances and inter-company transactions have been eliminated.

            In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (which include normal recurring adjustments) and reclassifications for comparability necessary to present fairly the financial position of Aura Systems, Inc. and subsidiaries at November 30, 2009 and the results of its operations for the three and nine months ended November 30, 2009 and 2008.

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

 Comprehensive Income

            We utilize Statement of Financial Accounting Standards ("SFAS") No. 130 (ASC 220) , "Reporting Comprehensive Income." This statement establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. Comprehensive income is not presented in our financial statements since we did not have any of the items of comprehensive income in any period presented.

 Revenue Recognition

The Company’s revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 104(ASC 605). Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collect-ability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

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

 Accounts Receivable

            Accounts receivable consist primarily of amounts due from customers. We have provided for an allowance for doubtful accounts, which management believes to be sufficient to account for all un-collectible amounts. Allowance for doubtful debts on un-collectible amounts as of November 30, 2009 and February 28, 2009, amounted to $60,000.

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

 Income Taxes

We utilize SFAS No. 109(ASC 740), "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

 Going Concern

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the nine month periods ended November 30, 2009 and 2008, the Company incurred losses of $13,528,088 and $7,384,720, respectively and had negative cash flows from operating activities of $5,147,305 and $5,273,043, respectively, during the nine month periods ended November 30, 2009 and 2008.

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

Recently Issued Accounting Pronouncements

In March 2008, the FASB issued FASB Statement No. 161 (ASC  815), Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The new standard also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under Statement 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. Management is currently evaluating the effect of this pronouncement on financial statements.

In May of 2008, FASB issued SFASB No.162 (ASC 105), “The Hierarchy of Generally Accepted Accounting Principles”. The pronouncement mandates the GAAP hierarchy reside in the accounting literature as opposed to the audit literature. This has the practical impact of elevating FASB Statements of Financial Accounting Concepts in the GAAP hierarchy. This pronouncement will become effective 60 days following SEC approval. Management is currently evaluating the effect of this pronouncement on financial statements.

In December 2007, the FASB issued SFAS No. 141(R) (ASC  805), “Business Combinations”. This Statement replaces SFAS No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) (ASC  805),  will apply prospectively to business combinations for which the acquisition date is on or after Company’s fiscal year beginning March 1, 2010. While the Company has not yet evaluated this statement for the impact, if any, that SFAS No. 141(R) (ASC  805),  will have on its consolidated financial statements, the Company will be required to expense costs related to any acquisitions after February 28, 2010.

In May 2009, the FASB issued SFAS No. 165(ASC 855), "Subsequent Events" . SFAS 165(ASC 855) sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 (ASC 855) will be effective for interim or annual period ending after June 15, 2009 and will be applied prospectively. The Company will adopt the requirements of this pronouncement for the quarter ended November 30, 2009. The Company does not anticipate the adoption of SFAS 165 (ASC 855) will have an impact on its consolidated results of operations or consolidated financial position.

In June 2009, the FASB issued SFAS 168(ASC 105), The FASB Accounting Standard Codification and the Heirarchy of Generally Accepted Accounting Principles—a Replacement of FASB Statement No. 162 (the Codification) as a single source of authoritative nongovernmental U.S. Generally Accepted Accounting Principles (GAAP) to be launched July 1, 2009. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009. The Codification is effective for the Company in the interim period ending September 30, 2009, and at that time all references made to U.S. GAAP will use the new Codification numbering system prescribed by the FASB. However, as the Codification is not intended to change existing GAAP, it is not expected to have any impact on the Company’s financial position or cash flows.

Reclassifications

Certain reclassifications have been made to the 2008 financial statements to conform to the 2009 presentation.

3)         Inventories

Inventories, stated at the lower of cost (first in, first out) or market, consist of the following:

	November 30, 2009	February 28, 2009

Raw materials	$2,835,998	$2,642,833
Finished goods	3,538,925	3,829,139
Reserved for potential product obsolescence	(2,390,088)	(2,271,535)

	3,984,835	4,200,437
Non-current portion	(2,330,376)	(2,545,978)
Discount on long term inventory	(154,459)	(154,459)

Current portion	$1,500,000	$1,500,000

Inventories consist primarily of components and completed units for the Company's AuraGen product.

We do not expect to realize all of our inventories within the 12-month period ending November 30, 2010. Because of this, we have assessed the net realize-ability of these assets, the proper classification of the inventory, and the potential obsolescence of inventory.  The net inventories as of November 30 and February 28, 2009, which are not expected to be realized within a 12-month period, have been reclassified as long term. We have also recorded a reserve for obsolescence of $2,390,088 and $2,271,535 at November 30 and February 28, 2009.

4)           Property, Plant & Equipment

Property, plant, and equipment at November 30, 2009 and February 28, 2009 consisted of the following:

	November 30, 2009	February 28, 2009

Machinery and equipment	$1,060,519	$1,054,422
Furniture and fixtures	1,468,603	1,438,312
Leasehold Improvements	481,887	200,124

	3,011,009	2,692,858
Less accumulated depreciation and amortization	2,431,866	2,339,414

Property, plant and equipment, net	$579,143	$353,444

Depreciation and amortization expense was $92,452 and $36,319 for the nine month periods ended November 30, 2009, and 2008.

5)           Accrued expenses

Accrued expenses at November 30, 2009 and  February 28, 2009 consisted of the following:

	November 30, 2009	February 28, 2009

Accrued payroll and related expenses	$1,609,726	$904,849
Other	409,182	133,068

Total	$2,018,908	$1,037,917

6)         Notes Payable and Other Liabilities

Notes payable and other liabilities consist of the following:

	November 30, 2009	February 28, 2009

Demand notes payable (a)	$140,000	$225,000
Convertible notes payable (b)	1,257,500	500,000
	1,397,500	725,000

Less: Current portion	897,500	225,000

Long-term portion	$500,000	$500,000

(a)
Consists of one demand note payable, with interest at an annual rate of 10%, on which $5,857 in interest was accrued during the nine months ended November 30, 2009, and one demand note with an original balance of $140,000 and a remaining balance of $90,000 with a flat interest fee of $10,000, which has already been paid. During the nine month period ended November 30, 2009, the Company settled $35,000 of the notes in 58,333 shares of the common stock of the Company. The Company recorded a loss on settlement of  debt of $22,750 on the partial settlement.

(b)
Consists of a convertible note payable totaling $500,000, bearing interest at a rate of 7%, due in 2013. The note is convertible into our common stock at a price of $3.00 per share. The Company paid interest of $26,088 on the note during the nine months ended November 30, 2009. In April 2009, the Company arranged a debt financing aggregating $192,500 from unrelated parties in exchange for the issuance of 120 day 10% secured convertible promissory notes and 30,800 warrants at an exercise price of $1.25 for the first year. The performance of the notes is secured by all the inventory of the Company specifically pertaining to the WePower purchase order including all the proceeds arising from the sale or lease of all or any part thereof. The notes are convertible into our common stock at a price of $0.75 per share. The Company accrued interest of $11,732 on the notes during the nine months ended November 30, 2009. Also consists of six convertible notes entered into during the second quarter of fiscal 2010 totaling $565,000. The notes carry an interest rate of 10%, are for a term of 180 days, and are convertible into common stock of the company at $0.75 per share. The company accrued interest of $26,211 on the notes during the nine months ended November 30, 2009.

The Company allocated the investment proceeds to the debt and warrants based on their relative fair values. The relative fair value of the warrants using the Black Scholes method assuming a volatility of the stock of 107%, term of five years and a discount of 2.625% was determined to be $ 18,661 which was recorded as debt discount, a reduction of the carrying amount of the debt. The beneficial conversion feature on the notes was $57,161 which was also recorded as debt discount. The debt discount will be amortized over the term of the note and charged to interest expense. During the nine month period ended November 30, 2009 $75,822 was expensed.

Future maturities of notes payable at November 30, 2009 are as follows:

Year Ending February 28,
2010	$897,500
2011	-
2012	-
2013	500,000
Total	$1,397,500

7)           Notes Payable- Related Party

Consists of notes payable to a member of our Board of Directors, payable on demand, bearing interest at a rate of 10% per annum. During the nine month period ended November 30, 2009, the Company received additional financing of $2,600,000 from the related party, also at an interest rate of 10%, and $238,080 accrued and unpaid interest for the period was included in accrued expenses.

8)         Capital

During the nine months ended November 30, 2009, we issued 2,288,630 shares of Common Stock for cash consideration of $1,667,496. We also issued 94,428 shares of common Stock upon the exercise of 94,428 warrants, for cash consideration of $94,428, and issued 333,231 shares of Common Stock for the conversion of $273,227 of notes payable and accrued interest.  We also issued 153,005 shares of common stock for the conversion of $108,175 of accounts payable. We also issued 166,667 shares of common stock for consultancy fees of $125,000.

During the nine months ended November 30, 2008, we issued 1,915,000 shares of  Common Stock for cash consideration of $1,877,077. We also issued 400,000 shares of Common Stock for the acquisition of $400,000 worth of inventory and supplies in connection with the acquisition of the assets of Emerald Commercial Leasing, and 100,000 shares of Common Stock pursuant to an employment agreement we entered into with our Vice President. 2,205,277 shares of Common Stock were issued upon the exercise of warrants for total consideration of $2,205,277, 430,329 shares of Common Stock were issued for the exercise of warrants in lieu of payments on our secured notes payable, and 1,603,912 shares of Common Stock upon the conversion of $1,603,912 of secured notes payable and associated accrued interest. We also issued 41,855 shares of Common Stock in settlement of accounts payable.

Employee Stock Options

In September, 2006, our Board of Directors adopted the 2006 Employee Stock Option Plan. Activity in this plan is as follows:

	2006 Plan
	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Number of Options
Outstanding, February 28, 2009	$2.00-3.00	$0.00	1,913,000
Issued	$1.50	$0.00	6,915,500
Cancelled	$2.00-3.00		(1,913,000)

Outstanding, November 30, 2009	$1.50	$0.00	6,915,500

The exercise prices for the options outstanding at November 30, 2009, and information relating to these options is as follows:

Options Outstanding				Exercisable Options
Range of Exercise Price	Number	Weighted Average Remaining Life	Weighted Average Exercise Price	Weighted Average Remaining Life	Number	Weighted Average Exercise Price
$1.50	6,915,500	4.50 years	$1.50	4.50 years	6,110,615	$1.50

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

Warrants

Activity in issued and outstanding warrants is as follows:

	Number of Shares	Exercise Prices
Outstanding, February 28, 2009	3,452,511	$2.00-4.00
Issued	3,185,996	$1.25-1.50
Exercised	(94,428)	$1.00
Outstanding, November 30, 2009	6,544,079	$1.25-4.00

The exercise prices for the warrants outstanding at November 30, 2009, and information relating to these warrants is as follows:

Range of Exercise Prices	Stock Warrants Outstanding	Stock Warrants Exercisable	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price of Warrants Outstanding	Weighted-Average Exercise Price of Warrants Exercisable	Intrinsic Value
$1.25	1,285,996	1,285,996	56 months	$1.25	$1.25	$0.00
$1.50	1,900,000	1,900,000	55 months	$1.50	$1.50	$0.00
$2.00-$3.00	1,934,991	1,782,908	15 months	$2.44	$2.49	$0.00
$3.50	805,589	805,589	25months	$3.50	$3.50	$0.00
$4.00	617,503	617,503	14 months	$4.00	$4.00	$0.00
	6,544,079	6,391,996

9)           Segment Information

We are a United States based company providing advanced technology products to various industries. The principal markets for our products are North America, Europe, and Asia.  All of our operating long-lived assets are located in the United States. We operate in one segment.

Total net revenues from customer geographical segments are as follows for the nine month periods ended November 30, 2009 and 2008:

	2009	2008

United States	$1,737,148	$1,201,522
Canada	231,849	253,930
Asia	439,495	429,566
Europe	16,891	6,139

Total	$2,425,383	$1,891,157

10)           Significant Customers

In the six months ended November 30, 2009, we sold AuraGen related products to three significant customers whose sales comprised 25%, 17% and 12% of net sales, respectively.  These customers are not related to or affiliated with us.

At November 30, 2009, we held accounts receivable from these customers for totaling 16%, 0% and 13%, respectively, of net accounts receivable.

11)	Subsequent Events

Subsequent to the end of the quarter, we issued 400,000 shares of common stock upon the conversion of $300,000 of notes payable, 308,077 shares of common stock for the satisfaction of $282,000 of outstanding accounts payable, and 626,493 shares of common stock for cash proceeds of $469,870.

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

·	Our ability to generate positive cash flow from operations;
·	Our ability to obtain additional financing to fund our operations;
·	Our business development and operating development; and
·	Our expectations of growth in demand for our products.

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

Revenue Recognition

We are required to make judgments based on historical experience and future expectations, as to the reliability of shipments made to our customers. These judgments are required to assess the propriety of the recognition of revenue based on Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition," and related guidance. Because sales are currently in limited volume and many sales are for evaluative purposes, we have not booked a general reserve for returns.  We will consider an appropriate level of reserve for product returns when our sales increase to commercial levels.

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

Results of Operations

Three months ended November 30, 2009 compared to three months ended November 30, 2008

Net revenues for the three months ended November 30, 2009 (the “Third Quarter FY2010”) increased $95,405 to $1,160,577 from $1,065,172 in the three months ended November 30, 2008 (the “Third Quarter FY2009”), an increase of 9%.

Cost of goods increased $70,311 (14%) to $563,148 in the Third Quarter FY2010 from $492,837 in the Third Quarter FY2009. In the prior year period, there was a charge of $270,000 for inventory items that were scrapped as obsolete. Excluding this charge, cost of goods in the prior year would have been $222,837 resulting in a current year increase in cost of goods of $340,311, or 152%.

Engineering, research and development expenses increased $5,303 (1%) to $562,083 in the Third Quarter FY2010 from $556,779 in the Third Quarter FY 2009. We believe these expenses should remain relatively stable for the near future based on the projects the Company currently is working on.

Selling, general and administrative expense decreased $211,642 (10%) to $1,828,847 in the Third Quarter FY2010 from $2,040,489 in the Third Quarter FY2009. These expenses have decreased as we have reduced personnel in this area and reduced the use of outside personnel, and made a concerted effort to control other costs.

Stock option compensation expense increased $89,151over the prior year period as a result of the non-cash charges for the issuance of employee stock options in the current year period, which was determined utilizing  the Black Scholes method assuming a volatility of the stock of 107%, term of five years and a discount of 2.625%. During the second quarter of fiscal 2010, the Board of Directors determined that, in order to provide incentives to its’ employees, it was in the best interest of the company to cancel and replace the outstanding employee options that had been granted.  With the employees consent, the company cancelled all outstanding employee options that previously had exercise prices ranging from $2.00 to $3.00, and issued new options with a grant date of June 18, 2009 and an exercise price of $1.50. Employees were given credit towards the three year vesting period extending from the date of their original hire.

Net interest expense in the Third Quarter FY2010 decreased $205,274 (49%) to $217,032 from $422,306 in the Third Quarter FY2009. The decrease is due to the inclusion in the prior year of $368,900 of interest expense for the beneficial conversion of convertible notes, partially offset by increased interest expense associate with our higher levels of debt, primarily the 10% demand note due to one of our board members, which has increased from $1.3 million in the prior year period to $4.4 million in the current year period.

Our net loss for the Third Quarter FY2010 decreased $347,327 to $2,173,432 from $2,520,759 in the Third Quarter FY2009, due to the higher gross profit recorded as a result of higher sales levels, the reduction in selling, general and administrative expenses, and the reduction in the third quarter interest charges.

Nine months FY 2010 compared to Nine months FY 2009

Net revenues for the nine months ended November 30, 2009 (the “Nine Months FY2010”) increased $534,226 to $2,425,383, from $1,891,157 in the nine months ended November 30, 2008 (the “Nine Months FY2009”), an increase of 28%. The increase is primarily due to the current year sales to a single customer in the refrigeration trucking industry. Sales in this industry did not begin until the second quarter of fiscal 2009. These sales are expected to continue to increase as we expand our business in the refrigeration trucking industry.

Cost of goods increased $107,676 to $1,384,184 in the Nine Months FY2010, from $1,276,508 in the Nine Months FY2009, an increase of 8%. In the prior year period, there was a charge of $270,000 for inventory items that were scrapped as obsolete. Excluding this charge, cost of goods in the prior year would have been $1,006,508 resulting in a current year increase in cost of goods of $377,676, or 37%.

Engineering, research and development expenses increased $131,463 (9%) to $1,626,357 in the Nine Months FY2010 from $1,494,894 in the Nine Months FY2009. These expenses have increased primarily as a result of an increase in personnel in the engineering area, that occurred in last years second and third quarter, as we began to work to expand the applications of the AuraGen.

Selling, general and administrative expenses decreased $258,840 (4%) to $5,560,397 in the Nine Months FY2010 from $5,819,237 in the Nine Months FY2009.    We do not expect these expenses to increase significantly in the near future, as we feel we have sufficient resources in this area for our anticipated near term growth projections.

Stock option compensation expense increased $6,526,505  over the prior year period as a result of the non-cash charges for the issuance of employee stock options in the current year period, which was determined utilizing  the Black Scholes method assuming a volatility of the stock of 107%, term of five years and a discount of 2.625%.

Net interest expense in the nine Months FY2010 increased $4,937 (1%) to $553,265 from $548,328 in the Nine Months FY2009. The increase is attributable to the increased level of debt we currently have, primarily the 10% demand note from a member of our Board of Directors, which has increased from $1,800,000 at February 28, 2009, to $4,400,000 at November 30, 2009. The prior year also included a charge of $368,900 related to the beneficial conversion of convertible notes payable.

Other income (expense) in the current period is net expense of $21,850 compared to income  of $144,003 in the prior year period. The prior year income was primarily a  result of a favorable purchase of inventory items that a vendor had manufactured without an order from us. This predated our bankruptcy filing and the vendor allowed us to purchase the items for approximately 6% of the actual cost of the goods.

Our net loss for the Nine Months FY2010 increased $6,143,368 to $13,528,088 from $7,384,720 in the Nine Months FY2009 primarily as a result of the non-cash charge for the amortization of expenses associated with the employee stock option plan in the current year.

Liquidity and Capital Resources

We had cash of approximately $21,000 and $317,000 at November 30, 2009, and February 28, 2009, respectively.  We had a working capital deficit at November 30, 2009, and February 28, 2009 of $(6,509,009) and $(2,164,606), respectively.  At November 30, 2009, we had accounts receivable, net of allowance for doubtful accounts, of $608,542 compared to $319,249 at February 28, 2009.

Net cash used in operations for the nine months ended November 30, 2009, was $(5,147,305), a decrease of approximately $125,000 from the comparable nine months in the prior fiscal year. Net cash provided by financing activities during the nine months ended November 30, 2009, was $5,169,424, resulting primarily from proceeds from notes payable of approximately $3.4 million, of which $2,600,000 was from a member of our Board, along with proceeds from the exercise of outstanding warrants and sales of Common Stock totaling approximately $1,760,000.

We paid $318,151 for acquisitions of property and equipment, which is primarily the cost of the build-out of our new facility, in the nine months FY2010 compared to acquisitions of property and equipment totaling $119,211 in the nine months FY2009.

Accrued expenses and accounts payable at November 30, 2009, increased approximately $1,250,000 from the February 28, 2009 balance. The increase is primarily due to an increase in accrued payroll and payroll related expenses resulting from the deferral of salaries by several members of senior management, until such time as cash flow allows these amounts to be paid, and an increase in accrued interest.

Net proceeds from the issuance of debt totaled $3,407,500 in the nine months FY 2010, compared with net proceeds  of $1,063,863 in the nine months FY 2009. Included in the debt proceeds in the nine months  FY2010 was a total of $2,600,000 from a member of our Board. As of January 11, 2009, the total amount of the 10% demand note owing this board member is $4,650,000. The Company also entered into six convertible notes during the second quarter of fiscal 2010 totaling $565,000. The notes carry an interest rate of 10%, are for a term of 180 days, and are convertible into common stock of the company at $0.75 per share.

The Company had a deficit in shareholders’ equity at November 30, 2009 of $4,009,490, compared to stockholders’ equity of $234,816 at February 28, 2009. The deficit is attributable to the nine months FY 2010 loss of $13,528,008, partially offset by proceeds from the sale of common stock and the exercise of warrants of approximately $1,760,000, and the increase in paid in capital of approximately $6.8 million from the expense related to the employee stock options.

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

Capital Transactions

During the first quarter fiscal 2010, we issued 799,582 shares of Common Stock for cash consideration of $465,000. We also issued 94,428 shares of common Stock upon the exercise of 94,428 warrants, for cash consideration of $94,428, and issued 58,333 shares of Common Stock for the conversion of $35,000 of notes payable. During the second quarter fiscal 2010, we issued 465,000 shares of Common Stock for cash consideration of $320,000. During the third quarter fiscal 2010, we issued 1,190,415 shares of Common Stock for cash consideration of $882,496. We also issued 427,903 shares of Common Stock upon the conversion of $346,401 of notes payable and accounts payable.

During the first quarter fiscal 2009, we issued 200,000 shares of Common Stock for consideration of $250,000. We also issued 1,402,062 shares of Common Stock upon the exercise of 1,402,062 warrants, for consideration of $1,402,062, and issued 430,329 shares of Common Stock for the exercise of warrants in lieu of payments on our secured notes payable. During the second quarter fiscal 2009, we issued  425,000 shares of Common Stock for cash consideration of $418,370, 400,000 shares of Common Stock for the acquisition of $400,000 worth of inventory and supplies in connection with the acquisition of the assets of Emerald Commercial Leasing, 100,000 shares of Common Stock pursuant to an employment agreement we entered into with our Vice President, and 803,215 shares of Common Stock upon the exercise of warrants for total consideration of $803,215. During the third quarter fiscal 2009, we issued 1,208,707 shares of Common Stock for cash consideration of $1,290,000. We also issued 1,603,912 shares of Common Stock upon the conversion of $1,603,912 of notes payable and 41,855 shares of Common Stock upon the conversion of $41,855 of accounts payable.

ITEM 4T.                      Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit, is recorded, processed, summarized and reported, within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.  Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures and have concluded, as of November 30, 2009, that they were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended November 30, 2009, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended November 30, 2009, we issued 1,190,415 shares of Common Stock for cash consideration of $882,496. We also issued 427,903 shares of common stock upon the conversion of $346,401 of notes payable and accounts payable.

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

Date: January 14, 2010

By:         /s/ Melvin Gagerman

Melvin Gagerman
Acting Chief Financial Officer
(Principal Financial and Accounting Officer
and Duly Authorized Officer)