Form 10-K
period 2010-02-28
AURA SYSTEMS INC
filed 2010-06-16
CIK 826253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

 [Ö ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended.................................................February 28, 2010
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
Yes☐  No ☒

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes☒  No ☐

On August 31, 2009 the aggregate market value of the voting stock held by non-affiliates of the Registrant was $44,400,450. The aggregate market value has been computed by reference to the last sale price of the stock on August 31, 2009.

On May 17, 2010, the Registrant had 53,703,207 shares of common stock outstanding.

TABLE OF CONTENTS

PART I
ITEM 1. BUSINESS
ITEM 1A. RISK FACTORS
ITEM 2. PROPERTIES
ITEM 3. LEGAL PROCEEDINGS
ITEM 4. (Reserved)
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

PART I

ITEM 1. BUSINESS

Introduction

We design, assemble and sell the AuraGen®, our patented mobile power generator that uses the engine of a vehicle or any other prime mover to generate electric power. The AuraGen® delivers on-location, plug-in electricity for any end use, including industrial, commercial, recreational and military applications. The AuraGen® system consists of three primary subsystems (i) the patented axial design alternator, (ii) the electronic control unit (“ECU”) and (iii) mounting kit that is a mechanical interface between the alternator and the prime mover. Compared to the traditional solutions addressing the multi-billion dollar North American mobile power market (i.e., Gensets, traditional alternators, permanent magnet alternators, dynamic and static inverters), we believe the AuraGen® provides alternating current (“AC”) power as well as simultaneous direct current (“DC”) power with greater reliability and flexibility at a lower cost to the end user and significantly environmentally cleaner. We began commercializing the AuraGen® in late 1999 as a 5,000-watt 120/240V AC machine compatible with certain Chevrolet engine models. In 2001, we added an 8,000 watt configuration and also introduced AC/DC and the Inverter Charger System (“ICS”) options. In Fiscal 2008, we introduced a dual system that generates up to 16,000-watts of continuous power and we plan to introduce additional power configurations during calendar 2010. We now have configurations available for more than 90 different engine types, including a majority of General Motors and Ford models, some Chrysler models and numerous other engine models made by International, Isuzu, Nissan, Hino (Toyota), Mitsubishi, Caterpillar, Detroit Diesel, Cummins, and Freightliner.  Also starting in fiscal 2008, the AuraGen has been installed on a number of boats for both government and recreational end users. In the middle of fiscal 2009, we introduced and began to sell our all-electric Transport Refrigeration Unit (“TRU”) for mid size trucks. The system consists of the AuraGen power solution and an all-electric transport refrigeration system. To date, AuraGen® units have been sold in numerous industries, including transport refrigeration, utilities, telecommunications, emergency/rescue, public works, catering, oil and gas, transportation, government and the military.

In May 2008, we entered into an agreement with Emerald Commercial Leasing, Inc., of Conley, Georgia, whereby we acquired the transport refrigeration assets of Emerald, including all rights to drawings, designs, sketches, layouts integration know-how, parts, and vendor lists for the all electric refrigeration system based on commercial refrigeration design valued at approximately $385,000.  In addition, the agreement returns the previously assigned exclusive selling rights for the transport refrigeration industry to Aura. As a result, Aura was able to offer a complete TRU solution to its customers.  We reached an agreement in principle to purchase their service facility for $1,050,000. The facility consists of approximately 6 acres of land and a building of approximately 10,000 square feet with several truck service bays and a small amount of office space. The facility was to be used by Aura for warehousing, service, and installation of the AuraGen for customers in the southeastern United States.  Due to the national economic down turn, and in particular the uncertainties in the real estate market, the purchase of the facility was put on indefinite hold, and Aura rented the facility on a month-to-month basis for $7,000 per month. Mr. Joseph Dickman, Emerald’s President, joined Aura as Senior Vice President of sales for OEM applications.  In December 2009, we terminated our lease arrangements with Emerald, settled all outstanding balances, moved into a new 8,000 square facility in McDonough Georgia and terminated our relationship with Mr. Dickman.

In March 2010, we entered into a strategic alliance with Zanotti of North America.  Zanotti is a 50-year-old Italian company specializing in refrigeration for the food industry with distribution in over 70 countries. The strategic alliance consists of Zanotti providing to Aura all electric transport refrigeration systems that will support both the midsize trucks and refrigeration trailers.  All of Zanotti’s North America dealers (currently approximately 70) will provide service and installation for Aura’s all-electric transport refrigeration solution (“AETRU”).  The alliance also calls for Aura to exclusively use only Zanotti’s refrigeration systems and in return, Zanotti, directly or through its dealer network, is required to  generate sales of no less than 1,000 systems of Aura’s AETRU during the first 24 months of the agreement and thereafter no less than 750 systems per year in order to maintain its’ exclusivity.  In addition Zanotti North America agreed to provide Aura with a credit facility for the purchase of the refrigeration systems.  Currently the parties are working closely on optimizing the AETRU packages as well as on a joint marketing plan.  Deliveries of the Aura/Zanotti AETRU are expected to start in June 2010.

In February 2009 we entered into an exclusive distribution and supply agreement with WePower a Wind-Turbine company.  Under the agreement Aura will exclusively provide its generators globally for wind energy harvesting applications to WePower, and in return Aura will be the exclusive supplier of generators to WePower for their wind-turbines. The agreement required WePower to purchase from Aura a minimum of 3,000 systems per year.  The domestic as well as the global economic recession has caused significant slowdown in demand for small wind turbines and WePower, like others in its industry, has drastically revised downward their forecast from 3,000 annual units to less than 700 systems per year. The delivery of the initial order for 700 systems has been extended to 2011.  In order to meet the WePower requirements we have to customize the AuraGen by changing the number of poles in the machine to allow for lower RPM power generation.  Aura is yet to perform this required customization, which involves changing the winding on the stators.  We anticipate the completion of the customization during the third quarter of fiscal 2011 and expect to begin delivery of systems to WePower during the current fiscal year.

In June 2009 we entered into an exclusive commercial and industrial distribution agreement with Genergy Inc. for the distribution of AuraGen products in the Republic of Korea (ROK).  The initial agreement was for a period of five years with automatic renewals for two two-year periods, provided the distributor has complied with all of its obligations.   Under the agreement, Genergy Inc. is required to purchase a minimum of $9.5 million over the initial contract life to retain the distribution agreement.  By the end of 2009 Genergy Inc. failed to pay the initial required fees and Aura terminated the agreement.  We are currently exploring any legal remedies that may be available.

Seokmun Inc. a South Korean company has been Aura’s distributor for military applications since 2006.  Seokmun in 2007 won a 10-year program from the Korean Army to deliver 1,000 AuraGen VIPERs (100 per year).  To date Aura has delivered 300 such systems and will deliver the next 100 systems later this year.  In addition Seokmun was successful in winning the NRRS Korean military program for approximately 132 dual VIPER systems to be delivered over the next three-year period. In addition there are numerous other VIPER programs currently under consideration by the South Korean military.  Due to the successful business relationship, Aura has recently entered into discussions with Seokmun to also become our commercial and industrial distributor in South Korea.

The AuraGen®

The AuraGen® is composed of three basic subsystems. The first subsystem is the generator that is bolted to, and driven by, the vehicle's engine or any other prime mover. The second subsystem is the ECU, which filters,  conditions the electricity to provide clean, steady voltages for both AC and DC power, and provides for variable speed applications as well as load following for increased efficiency (load following means that at any instant the power generated is equal to the power demanded up to the maximum rated power). The third subsystem consists of mounting brackets and supporting components for installation and integration of the generator with the vehicle engine or the prime mover.

The AuraGen is a load following machine, and is now available in three continuous power levels, (a) 5,000 watts AC/DC, (b) 8,000 watts AC/DC and (c) 16,000 watts AC/DC.  All AC power is pure sine wave with total harmonic distortion of less than 2.1% and is available in both 120 VAC and or 240 VAC.  In addition, the power generated on all models can be partitioned to provide simultaneous AC and 14 or 28 volts of DC or only DC, if required by the user.  The AuraGen power levels can be generated as the prime mover speed varies from stationary to maximum rated speed. The VIPER (the military version of the AuraGen® system includes as an option a complete power management system which (i) monitors in real time the batteries’ voltage and temperature, (ii) provides a partition of the power between AC and DC simultaneously with the ability to be programmed from all AC to all DC, (iii) monitors the RPM of the generator, (iv) monitors the temperatures of the generator and the ECU, (iv) monitors the raw power generated, (v) monitors both the AC and DC loads as to voltage and current, (vi) provides programming of load prioritization and load shedding, and (vii) monitors the voltage of the internal 400VDC buss.

We provide custom engineered brackets for our models that attach to over 90 different engine and chassis models. We also provide Power Take Off (“PTO”) and hydraulic driven interfaces for bigger trucks that do not involve direct attachment to the vehicle engine.

Mobile and Remote (not power grid connected) Power Industry

The mobile and remote power generation market is large and growing. Vehicles used in the telecommunications, utilities, public works, construction, catering, and oil and gas industries, emergency/rescue and military and recreational vehicles rely heavily on mobile power for their internal systems. In addition, mobile work sites require on-location electricity to power equipment ranging from computers to power tools.  Hybrid vehicles are rapidly penetrating the market place and require a significant amount of on board electric power.  In addition to vehicle related applications, wind turbines and other stationary applications require a solution that converts mechanical energy into electrical energy.

Based on studies conducted by the U.S. government, Business Communications Company, Inc. and others, we estimate the annual gross North American market for non hybrid vehicle related mobile power generation use in 2008 was at least $2.5 billion and growing. Worldwide growth is expected to be fueled by increases in the development and construction of industrial infrastructures, significant growth in homeland security expenditures, and increased use of sophisticated electronic equipment in underdeveloped areas where grid-based electricity is unavailable or unreliable. We also believe that mobile power has become increasingly important as backup to electric grid power supply.  The need for on board power for hybrid vehicles is increasing rapidly and is expected to surpass demand for 500,000 annual units shortly.  Global environmental awareness and considerations are driving the demand for wind-power and the market is estimated in many billions of dollars annually. All wind generated power systems use a generator to convert wind energy to electric energy.  The AuraGen provides a variable speed efficient generator to convert the mechanical energy harvested by the wind turbine from the wind energy to electrical energy. WePower currently focuses on small to medium (1-100 kW) vertical wind turbines and under the agreement the AuraGen will be used exclusively by WePower for its vertical wind turbines.    The current AuraGen configuration is designed to provide power in the 1-8.5 kW range, and for higher power levels we combine multiple AuraGens on a common shaft.  To date we have successfully combined two units on a single shaft to provide 16 kW of power. While in principal there is no difference between combining 2 or more AuraGens on a single shaft, we have not done so as of yet.  During 2010 we plan to develop an AuraGen capable of generating 30 kW and up to 100 kW of power without the need of combining systems.

The traditional available solutions for mobile and remote power users are:

•
Gensets, Gensets are standalone power generation units that are not incorporated into a vehicle and require external fuel, either gasoline or diesel, in order to generate electricity. Gensets (i) are generally noisy and cumbersome to transport because of their weight and size, (ii) typically run at constant speed to generate 50 or 60 Hz of AC power, (iii) must be operated at a significant part of the rated power to avoid wet staking, (iv) are significantly derated in the presence of harmonics in the loads and (v) require significant scheduled maintenance and service.  Genset technology has been utilized since the 1950s.

High-Output Alternators, High-output alternators are traditionally found in trucks and commercial vehicles and the vehicle’s engine is used as the prime mover.  All high-output alternators provide their rated power at very high RPM and significantly less power at lower RPM.  In addition, high-output alternators are generally only 30% efficient at the low RPM range and increase to 50% efficiency at the high end of the RPM range. The power generated by high-output alternators is 12 or 24 Volt DC and an inverter is required if 120 Volt AC power is needed. In addition, due to the low power output at low RPMs, in order to get significant power, a throttle controller is used to speed-up the engine.

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

•
Permanent-Magnet Alternators.  Recently a number of companies have introduced alternators using exotic permanent magnets.  These alternators tend to have higher power generation capabilities than regular alternators at lower engine RPM.  In order to be practical in an under-the–hood environment (200oF) active cooling must be added, since the magnets are demagnetized at approximately 176oF.  There are other issues that require an active control system that will add and subtract magnetic field strength as the engine RPM increases.

Wind Turbines.  Wind turbines convert wind energy into mechanical energy (prime mover).  The mechanical energy is converted into electric energy through a generator.  Traditional generators operate at one speed.  Because the wind energy varies continuously and is unpredictable a gearbox and transmission is needed to provide the constant speed required by the generator.  In addition traditional wind turbines require the capability of moving the blades into and out of the wind. There are two types of wind turbines, (i) the traditional large horizontal machines, and (ii) smaller vertical axis machines.  The horizontal machines must be turned into the wind and away from the wind when the wind speed is too large.  The vertical machines capture the wind from all directions and do not require a mechanism to move them into the wind. However typically they do require a brake to slow down the machine when the wind speeds are too great.

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

There are many inverter manufacturers; some of the better known are, Trace Engineering, Vanner, and Xentrex.

The main competitors for the all-electric TRU are Thermoking and Carrier.  Both Thermoking and Carrier provide diesel based TRUs for midsize trucks. The diesel based comparable systems provided by Thermoking and Carrier are approximately $6,000 less expensive than the Oasis, however they require frequent regular scheduled maintenance and a separate diesel engine that consumes approximately 0.4-0.6 gallons of fuel per operating hour.

We do not compete with anyone for the generators that will be used by WePower since our agreement calls for us to be the sole supplier of generators to WePower.  There are a number of small manufacturers who provide vertical wind turbines in direct competition with WePower. These other vertical wind turbine manufacturers use other types of generators such as permanent magnet alternators (see above), or DC and conventional induction machines.

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

More recently we expanded our focus and are now marketing to companies in the oil and gas segment, the transport refrigeration segment, state and local governments, in particular, the Department of Transportation (“DOT”), and the recreational boating industry.

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

The all-electric transport refrigeration AETRU system provides an environmentally friendly solution that also provides significant cost savings to the users. When life cycle costs are compared between the AETRU and the diesel based solution over a 7 year period (typical life time for a TRU) the AETRU system could potentially save an average user approximately $20,000.  In addition the AETRU solution provides zero emissions since the extra diesel is completely eliminated.  This is a significant marketing advantage for those customers who care about the environment. The refrigeration component of the AETRU system is modeled after commercial refrigeration system that does not require any custom parts.

The AuraGen power solution, or wind turbine, is different from all other known solutions in the market place. The AuraGen system architecture that separates the power delivery from the user provides the AuraGen with the ability to provide a system that can ensure the end user of uninterrupted power when wind is just not available as well as load following for higher efficiencies and lower operating costs.  In addition, the nature of the AuraGen is such that it can be used as a motor to start the mechanical turbine and also as a brake when wind speeds become too high.  The system ability to supply pure sine wave AC power provides the ability to connect to the power grid and the ability to supply DC power allows for charging batteries.  The overall system with the built in inverter and bi-directional power supply is significantly cheaper than other solutions where the sine wave inverter alone can cost as much as $0.80 per watt ($4,000 for a 5 kW inverter).

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

Target Markets

Military, Homeland Security Administration and Other Federal Agencies

We believe the VIPER is a superior mobile power solution compared with existing alternatives for numerous military applications.  The VIPER capability to produce both 120 Volt AC and 28 Volt DC power simultaneously at low engine RPM is critical for many military applications.  In addition, the VIPER’s power management system provides military users with the ability to monitor the quality and quantity of available power, the state of the on-board batteries, and the ability to prioritize different electric loads.  The USCG, after three years of testing, selected the VIPER as the power system for its 190 new patrol boats; SAIC is using the VIPER on all of its VACIS gamma ray scan systems that are used for homeland and base security applications, and numerous units of special forces and regular army are using the VIPER in both Iraq and Afghanistan. The Department of Defense issued a report to Congress in August 2006, which discussed the success of the VIPER in Iraq and Afghanistan.  More recently in May 2009, at the Joint Service Power Expo, the Advance Research Lab (a U.S.N. facility) under the U.S. Army contract, presented the results from their testing of numerous alternators to determine their power output at low RPM and at elevated under the hood temperatures that are expected in desert warfare.  The results show that our VIPER system was the only tested device that performed as advertised.  All the other tested systems only generated approximately 50% of the rated power at idle speed and had significant further de-rating as the temperature increased.  Currently a number of military OEMs are exploring the use of the VIPER for various military programs.

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

Wind Turbines

The market for wind energy is exploding as governments and people are looking for alternative sources of energy. Traditional wind energy solutions are based on horizontal wind turbines with one or more blades.  Such machines can vary in size from very small to extremely large with blades that are more than 200 feet long.  All such machines require a high tower, and a mechanical system that can rotate the turbine into the wind direction and away from the wind when it becomes too strong.  These machines need substantial open space and are not found in cities.  A less common solution that is gaining acceptance rapidly is based on a vertical design.  In such a design the turbine is always in the wind, considerable less space is needed, it is more aesthetically appealing, and the generator and support equipment can be placed on the ground.  WePower is aggressively pursuing the vertical design solution.

The AuraGen is an ideal solution for this application due to the unique design architecture that provides the end user with flexibility and uninterrupted power as wind conditions change.  The unique design provides both AC and DC power capabilities allowing easy integration into the grid and ability to charge batteries. The electronic control box also provides the ability to perform at variable speed (wind speed is unpredictable or controllable) without the need for a gearbox or transmission, resulting in both upfront cost savings as well as maintenance and operating cost savings.

Facilities, Manufacturing Process and Suppliers

Our facilities consist of approximately 55,000 square feet in El Segundo, California and 8,000 square feet in McDonough Georgia. The El Segundo facilities consist of two buildings (approximately 27,500 sq ft each), one that is currently being used for assembly and testing using components that are produced by various suppliers and the other is used for general offices, engineering and warehousing.   The Georgia facility is used for installation and service. Since December 2007, we have been on a month-to-month lease in the assembly and testing building, and for the second building we entered into a 5-year lease in May 2008.  The combined rent for both El Segundo facilities is approximately $55,000 per month.  The rent in McDonough is approximately $4,000 per month.  We anticipate the consolidation of our two El Segundo facilities during fiscal 2011 into the general office end engineering building.  To that end, we are planning leasehold improvements that include expanding the second floor (estimated to cost approximately $200,000) to increase the total available footprint to approximately 45,000 square feet. We feel this facility will be sufficient for our current needs.

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

Our sales and distribution efforts can be classified into three groups; (i) direct sales, (ii) distribution agreements, and (iii) OEM agreements.  We employee a sales force, who is compensated with a modest base salary, and commissions based on sales.  Our wind related applications are through the distribution and supply agreement that we entered into with WePower in February 2009.  We also have an exclusive distribution agreement in Korea for military applications.  We are currently negotiating with a number of other entities for distribution agreements in different parts of the globe.  Our AETRU solution is being sold directly with the aid of large national as well as local leasing companies (most refrigeration trucks are leased by the end users) and more recently our strategic alliance with Zanotti North America and their distribution network.  We sell directly to the military, government agencies and military contractors.  While we have not yet reached any OEM agreements with truck manufacturers, we are working closely with  truck manufacturers both domestic and foreign to integrate the AuraGen into their vehicle at the factory or at the port of entry.

Research and Development

We believe that ongoing research and development is important to the success of our product in order to utilize the most recent technology, to develop additional products and additional uses for existing products, to stay current with changes in vehicle manufacture and design and to maintain an ongoing advantage over potential competition. Our engineering, research and development costs increased to approximately $ 2.3 million in fiscal 2010 from $1.9 million in fiscal 2009 and is planned to increase fiscal 2011 to over $2.8 million.

We are engaged in numerous new and enhanced developments of our AuraGen/VIPER both as company sponsored research and development (“R&D”) and contract related R&D activities.   Under contracts to the U.S Navy and General Dynamics with additional corporate funds we combined the output of two of our 8.5 kW systems into a single 16 kW circuit.  Among other benefits, this provides us the required power solution to pursue the 40,000 BTU refrigeration trailer market. We are also developing a 3-phase solution, which will allow us to provide 3-phase shore power interface to our systems. The 3-phase solution is currently under test and we expect delivery of the first 3-phase system within the first half of the current fiscal year.  We have enhanced our coil designs and are completing the required testing.  Early results show significant improvements in efficiency with the new coil designs.  We are developing a 30 kW system and are starting to examine a 100 kW system.  Both of these systems are being developed for military applications.  We expect a prototype 30 kW system by the end of the current fiscal year.  In the current fiscal year we plan to design and commercialize a 7.5-8 inch system with up to 4 kW of power.

We are also enhancing our ECU to be able to (i) provide more power when the prime mover is off, and (ii) support global 240 voltages.  Our current system provides approximately 4 kW when the engine is off and our enhanced system is expected to provide as much as 7 kW with the engine-off mode.  To support global voltages we are changing our high voltage buss to 600VDC since global 220V systems are measured between phase and neutral as compared to the USA standards which are phase to phase.

For wind applications we are modifying our machine by increasing the number of poles such that we will have maximum generating power at much lower RPMs (wind turbine speeds are expected to be in the 100s RPM as compared to automotive applications of 1,000 RPM).  We expect to have our first 12 pole machines operating by the end of September 2010.

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

The U.S. Patent Office awarded us 29 patents applicable to automotive and industrial applications.  Of those patents, four are focused directly on the AuraGen®, seven are basic magnetic actuation, two are for control systems associated with controlling the magnetic fields in different configurations and 16 are focused on the Electromagnetic Valve Actuator (“EVA”) application

The 16 patents associated with the EVA application cover the implementation of a controlled magnetic field as applied to linear motors.  Many of the same techniques are implemented into the AuraGen® control systems and, in particular, the control of the high power board used in the new AuraGen® inverter mode, which uses many elements from the EVA application.

We hold the following patents: Nos. 5,734,217; 6,157,175; 6,700,214; 6,700,802; with expiration dates of 2015, 2017, 2019 and 2019 respectively.  The above patents cover three areas, as described below

Induction Machine

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

Employees

As of May 17, 2010, we employed 61 persons, of which all are full time. We are not a party to any collective bargaining agreements.

Significant Customers

During the year ended February 28, 2010, we conducted business with three major customers whose net sales comprised 18.1%, 14.5% and 13.1% of net sales, respectively. As of February 28, 2010, 34.4% of net accounts receivable were due from these customers. During the year ended February 28, 2009, we conducted business with two major customers whose sales comprised 16.2% and 10.2% of net sales, respectively. As of February 28, 2009, three customers accounted for 30% of net accounts receivable.

Backlog

As of May 11, 2010, we had a backlog of approximately $32.6 million.  Of this amount, approximately $13.5 million is expected to be delivered during fiscal 2011.  Approximately $3.0 million of the backlog scheduled to be delivered after fiscal 2011 is subject to cancellation or renegotiation at the convenience of the U.S. government. At the prior year comparable period, we had a backlog of approximately $29.5 million, of which initially approximately $23.5 million was scheduled to be delivered after the 2010 fiscal year.  Numerous slowdowns and delays by customers resulted in only half of the scheduled backlog for fiscal 2010 (approximately $3 million) to actually be shipped during fiscal 2010.

At the prior year comparable period, we had a backlog of approximately $29.5 million, of which approximately $23.5 million was for delivery after the 2010 fiscal year.

ITEM 1A. Risk Factors

Risk Factors Relating to Our Business

We have a history of losses and we may not be profitable in any future period.

In each fiscal year since our organization in 1987 we have not made an operating profit. We have an accumulated deficit in excess of $380 million from our inception through February 28, 2010. Since emerging from bankruptcy in January 2006, we have incurred approximately $36 million in losses. We cannot assure you that we will be able to achieve or maintain profitability or positive cash flow.

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

In the past, in order to maintain liquidity we have relied upon external sources of financing, principally equity financing and private and bank indebtedness. We have no bank line of credit and require additional debt or equity financing to fund ongoing operations.  If additional funds are raised through the issuance of equity securities, our shareholders' percentage ownership will be reduced, they may experience additional dilution, and these newly issued equity securities may have rights, preferences, or privileges senior to those of our current shareholders.  As of the date of this report we have no commitments for debt or equity and there are no assurances that financing will be available when needed.   In January 2010 we retained Cappello Capital Corp. as our exclusive financial advisor to assist with our financial needs.  Currently, a number of possible parties have shown an interest in investing in the Company but no agreements have been reached yet. If we cannot raise needed funds, we would be forced to make substantial reductions in our operating expenses, which could adversely affect our ability to implement our current business plan and ultimately our viability as a company.

Our auditors have qualified their report on our financial statements to indicate that there is substantial doubt as to our ability to continue as a going concern, which could adversely affect our ability to obtain third party financing.

Our auditors, Kabani and Company, have qualified their report on the current financial statements to indicate that there is “substantial doubt” about our ability to continue as a going concern. This opinion is based upon our continuing losses from operations and negative working capital position. The existence of the going concern qualification could affect our ability to obtain financing from third parties or could result in increased cost of this financing.

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

We are dependent upon key employees, and we may face difficulties attracting or retaining key personnel.

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

 As of the date of this report, our corporate charter currently authorizes our Board of Directors to issue up to 75,000,000 shares of common stock, of which 53,703,207 shares were outstanding as of May 17, 2010. The power of the Board of Directors to issue authorized shares of common  stock is generally not subject to  stockholder  approval  under  Delaware  state law,  the state of our corporate organization. Any additional issuance of our common stock may have the effect of further diluting the equity interest of stockholders, and such dilution could be substantial.

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

As of May 17, 2010, we had outstanding 12,496,293 options and warrants to purchase our common stock at exercise prices ranging between $1.50 and $4.00. If those option and warrant holders exercise these securities, we will be obligated to issue additional shares of common stock at the stated exercise price.  As of May 17, 2010, the closing price of our common stock was $0.83 per share.  The existence of such rights to acquire common stock at fixed prices may prove a hindrance to our efforts to raise future equity funding, and the exercise of such rights will dilute the percentage ownership interest of our stockholders and may dilute the value of their ownership. Future sale of shares issuable on the exercise of outstanding warrants and options at fixed prices below prevailing market prices, or expectations of such sales, could adversely affect the prevailing market price of our common stock, particularly since such warrants or options may be exercised at a fixed price and resold. Further, the holders of the outstanding warrants may exercise them at a time when we would otherwise be able to obtain additional equity capital on terms more favorable to us.

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

ITEM 2. PROPERTIES

Our facilities consist of approximately 55,000 square feet in El Segundo, California and 8,000 square feet in McDonough Georgia. The El Segundo facilities consist of two buildings (approximately 27,500 sq ft each), one that is currently being used for assembly and testing using components that are produced by various suppliers and the other is used for general offices, engineering and warehousing.   The Georgia facility is used for installation and service. Since December 2007, we have been on a month-to-month lease in the assembly and testing building, and for the second building we entered into a 5-year lease in May 2008.  The combined rent for both El Segundo facilities is approximately $55,000 per month.  The rent in McDonough is approximately $4,000 per month.  We anticipate the consolidation of our two El Segundo facilities during fiscal 2011 into the general office end engineering building.  To that end, we are planning leasehold improvements that include expanding the second floor (estimated to cost approximately $200,000) to increase the total available footprint to approximately 45,000 square feet. We feel this facility will be sufficient for our current needs.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any material pending legal proceedings.

ITEM 4.  Not Applicable

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

 Our shares are listed on the OTC Bulletin Board under the symbol “AUSI”. Set forth below are high and low bid prices for our common stock for each quarterly period in the two most recent fiscal years. Such quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not necessarily represent actual transactions in the common stock. We had 5,949 stockholders of record as May 17, 2010.

Period	High	Low
------	-----	-----
Fiscal 2010
First Quarter ended May 31, 2009	$1.25	$0.85
Second Quarter ended August 31, 2009	$1.05	$0.85
Third Quarter ended November 30, 2009	$0.90	$0.61
Fourth Quarter ended February 28, 2010	$0.95	$0.58

Period	High	Low
------	-----	-----
Fiscal 2009
First Quarter ended May 31, 2008	$1.80	$1.01
Second Quarter ended August 31, 2008	$1.30	$1.03
Third Quarter ended November 30, 2008	$1.30	$0.40
Fourth Quarter ended February 28, 2009	$1.00	$0.36

On May 17, 2010, the reported closing sales price for our common stock was $0.83.

Dividend Policy

We have not paid any dividends on our common stock and we do not anticipate paying any dividends on our common stock in the foreseeable future.

Sales of Unregistered Securities

In the year ended February 28, 2010, we issued 3,305,734 shares of common stock, with 833,721 five year warrants attached with exercise prices ranging from $0.75-$1.25, for cash proceeds of $2,104,400; 94,428 shares were issued upon the exercise of warrants for total consideration of $94,428; 844,566 shares were issued upon the conversion of $569,982 of notes payable and accrued interest; 161,082 shares were issued in settlement of $113,865 of accounts payable; 1,361,667 shares were issued for services valued at $937,009; 300,000 shares were issued to a former employee for the settlement of $294,587 of amounts owed, 151,814 shares were issued for purchase of inventory; and 125,000 shares were issued as an adjustment to the price of a previous issuance of stock.There are no other obligations to provide a price adjustment on any issuances of stock. All such securities were issued and sold in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, and the certificates representing such securities contain a restrictive legend reflecting the limitations on future transfer of those securities. The offer and sale of these securities was made without public solicitation or advertising. The investors represented to us that they were knowledgeable and sophisticated, and were experienced in business and financial matters so as to be capable of evaluating an investment in our securities and were an “accredited investor” within the meaning of Regulation D promulgated under the Securities Act of 1933. Each of these investors was afforded full access to information regarding our business.

Repurchases of Equity Securities

We did not repurchase any shares of our common stock during the fourth quarter of fiscal 2010.

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

We have not yet achieved a level of AuraGen® sales sufficient to generate positive cash flow. Accordingly, we have depended on repeated infusions of cash in order to maintain liquidity as we have sought to develop sales. During fiscal 2002 through fiscal 2004, we substantially reduced our internal staffing due to the slower-than-anticipated level of AuraGen® sales. We also suspended substantially all research and development activities. We continued to downscale our operations in fiscal 2005 and 2006.  We filed for protection under Chapter 11 of the U.S. Bankruptcy Code in June 2005 and emerged from Chapter 11 on January 31, 2006, under a plan of reorganization. Since emerging from the Chapter 11 proceeding, we have begun to increase our research and development activities and started to increase our staff in engineering and sales.

In May 2008, we entered into an agreement with Emerald Commercial Leasing, Inc., of Conley, Georgia, whereby we acquired the transport refrigeration assets of Emerald, including all rights to drawings, designs, sketches, layouts integration know-how, parts, and vendor lists for the all electric refrigeration system based on commercial refrigeration design valued at approximately $385,000.  In addition, the agreement returns the previously assigned exclusive selling rights for the transport refrigeration industry to Aura. As a result, Aura was able to offer a complete TRU solution to its customers.  We reached an agreement in principle to purchase their service facility for $1,050,000. The facility consists of approximately 6 acres of land and a building of approximately 10,000 square feet with several truck service bays and a small amount of office space. The facility was to be used by Aura for warehousing, service, and installation of the AuraGen for customers in the southeastern United States.  Due to the national economic down turn, and in particular the uncertainties in the real estate market, the purchase of the facility was put on indefinite hold, and Aura rented the facility on a month-to-month basis for $7,000 per month. Mr. Joseph Dickman, Emerald’s President, joined Aura as Senior Vice President of sales for OEM applications.  In December 2009, we terminated our lease arrangements with Emerald, settled all outstanding balances, moved into a new 8,000 square facility in McDonough Georgia and terminated our relationship with Mr. Dickman.

In March 2010, we entered into a strategic alliance with Zanotti of North America.  Zanotti is a 50-year-old Italian company specializing in refrigeration for the food industry with distribution in over 70 countries. The strategic alliance consists of Zanotti providing to Aura all electric transport refrigeration systems that will support both the midsize trucks and refrigeration trailers.  All of Zanotti’s North America dealers (currently approximately 70) will provide service and installation for Aura’s all-electric transport refrigeration solution (“AETRU”).  The alliance also calls for Aura to exclusively use only Zanotti’s refrigeration systems and in return, Zanotti, directly or through its dealer network, is required to  generate sales of no less than 1,000 systems of Aura’s AETRU during the first 24 months of the agreement and thereafter no less than 750 systems per year in order to maintain its’ exclusitvity.  In addition Zanotti North America agreed to provide Aura with a credit facility for the purchase of the refrigeration systems.  Currently the parties are working closely on optimizing the AETRU packages as well as on a joint marketing plan.  Deliveries of the Aura/Zanotti AETRU are expected to start in June 2010.

In February 2009 we entered into an exclusive distribution and supply agreement with WePower a Wind-Turbine company.  Under the agreement Aura will exclusively provide its generators globally for wind energy harvesting applications to WePower, and in return Aura will be the exclusive supplier of generators to WePower for their wind-turbines. The agreement required WePower to purchase from Aura a minimum of 3,000 systems per year.  The domestic as well as the global economic recession has caused significant slowdown in demand for small wind turbines and WePower, like others in its industry, has drastically revised downward their forecast from 3,000 annual units to less than 700 systems per year. The delivery of the initial order for 700 systems has been extended to 2011.  In order to meet the WePower requirements we have to customize the AuraGen by changing the number of poles in the machine to allow for lower RPM power generation.  Aura is yet to perform this required customization, which involves changing the winding on the stators.  We anticipate the completion of the customization during the third quarter of fiscal 2011 and expect to begin delivery of systems to WePower during the current fiscal year.

In June 2009 we entered into an exclusive commercial and industrial distribution agreement with Genergy Inc. for the distribution of AuraGen products in the Republic of Korea (ROK).  The initial agreement was for a period of five years with automatic renewals for two two-year periods, provided the distributor has complied with all of its obligations.   Under the agreement, Genergy Inc. is required to purchase a minimum of $9.5 million over the initial contract life to retain the distribution agreement.  By the end of 2009 Genergy Inc. failed to pay the initial required fees and Aura terminated the agreement.  We are currently exploring any legal remedies that may be available.

Seokmun Inc. a South Korean company has been Aura’s distributor for military applications since 2006.  Seokmun in 2007 won a 10-year program from the Korean Army to deliver 1,000 AuraGen VIPERs (100 per year).  To date Aura has delivered 300 such systems and will deliver the next 100 systems later this year.  In addition Seokmun was successful in winning the NRRS Korean military program for approximately 132 dual VIPER systems to be delivered over the next three-year period. In addition there are numerous other VIPER programs currently under consideration by the South Korean military.  Due to the successful business relationship, Aura has recently entered into discussions with Seokmun to also become our commercial and industrial distributor in South Korea.

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

Because of our historical net losses and negative working capital position, our independent auditors, in their report on our consolidated financial statements for the year ended February 28, 2010 expressed substantial doubt about our ability to continue as a going concern.

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

The Company does not offer a general right of return on any of its sales and considers all sales as final. However, if a customer determines that a different system configuration would better suit their application, we will allow them to exchange the system and bill them the incremental cost, or credit them if there is a decrease in the system cost. While some sales are for evaluative purposes, they are still considered final sales. The customers’ evaluation is for them to determine if there is a benefit to them to outfit additional vehicles in their fleets.

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

Stock-Based Compensation

The Company accounts for stock-based compensation under the provisions of FASB ASC 718, “Compensation – Stock Compensation”, which requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair value based method and the recording of such expense in the consolidated statements of operations.

The Company accounts for stock option and warrant grants issued and vesting to non-employees in accordance with FASB ASC 505-50, “Equity Based Payments to Non-Employees”, whereas the fair value of the equity based compensation is based upon the measurement date as determined at the earlier of either (a) the date at which a performance commitment is reached or (b) at the date at which the necessary performance to earn the equity instruments is complete.

For the past several years and in accordance with established public company accounting practice, the Company has consistently utilized the Black-Scholes option-pricing model to calculate the fair value of stock options and warrants issued as compensation, primarily to management, employees, and directors.  The Black-Scholes option-pricing model is a widely-accepted method of valuation that public companies typically utilize to calculate the fair value of options and warrants that they issue in such circumstances.

Research and Development

Research and development costs are expensed as incurred.

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

Results of Operations

Fiscal 2010 compared to Fiscal 2009

Revenues

Net revenues in fiscal 2010 increased $799,263 to $3,214,792 from $2,415,529 in fiscal 2009, an increase of 33%. The increase is primarily attributable to increased sales to our customers in the refrigeration truck area, an increase in sales on our long-term contract for units for use on military vehicles in South Korea, and an increase in shipments under our long-term contract with the U.S. Coast Guard.

Cost of Goods

Cost of goods sold in fiscal 2010 increased $205,122 to $1,745,107 from $1,539,985 in fiscal 2007. As a percentage of net revenues, cost of goods sold decreased to 54% in fiscal 2010 from 64% in fiscal 2009. The decrease is attributable to the variation in the mix of products sold. Dual-VIPER units that were shipped to the U.S. Coast Guard carry a higher gross margin than basic 5Kw systems.

Engineering, Research and Development

Engineering, research and development costs increased $388,279 to $2,260,962 in fiscal 2010 from $1,872,683 in fiscal 2009. The increase is attributable to an increase in the number of employees resulting in higher payroll and payroll related costs. Additionally, the Company continued to increase expenditures in the product development area related to the Tangen, the 200 amp ECU and the eight inch generator. .

Selling, General and Administrative Expense

Selling, general and administrative expenses increased $576,788 to $8,386,767 in fiscal 2010 from $7,809,979 in fiscal 2009. The increase is primarily due to an increase in marketing expenditures partially offset by a decrease in legal expenses.

Stock option compensation expense

Stock option compensation expense increased to $6,209,181 in fiscal 2010 from $377,476 in fiscal 2009, an increase of $5,814,367, as a result of the non-cash charges for the issuance of employee stock options in the current year. During the fiscal 2010, the Board of Directors determined that, in order to provide incentives to its’ employees, it was in the best interest of the company to cancel and replace the outstanding employee options that had been granted.  With the employees consent, the company cancelled all outstanding employee options that previously had exercise prices ranging from $2.00 to $3.00, and issued new options with an exercise price of $1.50. Employees were given credit towards the three year vesting period extending from the date of their original hire.

Non-Operating Income and Expenses

Net interest expense decreased to $683,561 in fiscal 2010 from $702,650 in fiscal 2009. The decrease is due primarily to a decrease in the interest on the secured notes payable, which were converted into stock in the third quarter of fiscal 2009, partially offset by increased interest expense on the higher level of notes payable owed to a member of our board in the current fiscal year.

Net Income/Loss

Our net loss in fiscal 2010 increased to $16,092,777 from $9,843,962 in fiscal 2009, an increase of $6,248,815. The increase is primarily a result of the increased stock option expense of $6,209,181 as noted above.

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

Selling, General and Administrative Expense

Selling, general and administrative increased $1,237,343 to $7,827,317 in fiscal 2009 from $6,589,974 in fiscal 2008. The increase is due to an increase in compensation expense of approximately $1,200,000 including increases in employee related expenses such as health insurance and payroll taxes of approximately $180,000.

Stock option compensation expense

Stock option compensation expense decreased $1,279,363 to $377,476 from $1,656,838 in the prior year.  A majority of the options that were granted in the prior fiscal year vested in that period, and therefore were expensed in  fiscal 2009.

Non-Operating Income and Expense

Net interest expense increased $534,043  to $702,650 in fiscal 2009 from $168,607 in fiscal 2009. The increase is attributable to a higher level of debt owing to a Board member, which increased from $500,000 at the end of fiscal 2008 to $2,300,000 at the end of fiscal 2009. Additionally, the 7% convertible notes were outstanding for the entire fiscal 2009 year, compared to only two months in fiscal 2008.

Net Income/Loss

Our net loss increased $883,476 to $9,843,962 in fiscal 2009 from $8,960,486 in fiscal 2008 as a result of our increase in costs associated with the Georgia facility, our new El Segundo facility, and increased compensation and related costs.

Liquidity and Capital Resources

In fiscal 2010, we incurred losses of $16.1 million (including $6,209,181 non cash expenses attributed to employee stock option plan as described above)  and had negative cash flows from operations of $6.3 million. In order to fund our cash needs we raised $2.1 million from the sale of our stock in private placements and $.1 million from the exercise of outstanding warrants. We also borrowed $807,500 in short term notes from individuals, with interest rates of 10%, of which $485,000 was subsequently converted into our common stock in fiscal 2010. Additionally, during fiscal 2010, we received periodic advances from a Board member totaling $3.35 million. These advances carry an interest rate of 10% and are due on demand. As of February 28, 2010, the total amount owing to this Board member is $5.15 million plus accrued interest of $453,199. If the Board member were to demand repayment, we do not currently have the resources to make the payment.   Accrued expenses include $494,830 of accrued interest and $1,050,577 of accrued wages that has not been paid to certain employees of the Company.

At February 28, 2010, we had cash of approximately $.05 million, compared to approximately $0.30 million at February 28, 2009. Working capital at February 28, 2010 was a negative $7.3 million as compared to a negative $2.2 million  at the end of the prior fiscal year. Accrued expenses increased $1.2 million due primarily to an increase in accrued payroll as a result of certain employees having pay withheld due to a lack of resources.    At February 28, 2010, we had accounts receivable, net of allowance for doubtful accounts, of approximately $300,000 compared to approximately $300,000 at February 28, 2009. In fiscal 2010 we acquired property and equipment at a cost of approximately $340,000 including upgrading our computer system and software. We acquired property and equipment at a cost of approximately $240,000 in fiscal 2009. As of February 28, 2010, we expect to need approximately $200,000 to complete the build-out of the El Segundo facility. During fiscal 2010, we incurred additional debt obligations to one of our Board members in the amount of $3,350,000, with an interest rate of 10%. In the year ended February 28, 2010, we issued 3,305,734 shares of common stock for cash proceeds of $2,104,400; 94,128 shares were issued upon the exercise of warrants for total consideration of $94,428; 844,566 shares were issued upon the conversion of $569,982of notes payable and accrued interest; 161,082 shares were issued in settlement of $113,865 of accounts payable; 1,361,667 shares were issued for services valued at $937,010; 300,000 shares were issued to a former employee for the settlement of $294,587 of amounts owed; and 125,000 shares were issued as a one time adjustment to the price of a previous issuance of stock. There are no other obligations to provide a price adjustment on any issuances of stock.

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

The national economic slowdown has resulted in numerous delays and cancellations in acquisitions of new equipment, tools and vehicles as well as delays in upgrades of existing equipment and vehicles.   At the same time, the economic conditions have created an environment where users are open to discussions and evaluations of equipment that could result in operational savings.  In addition, numerous new environmental related rules and regulations that went into effect during 2009 established an atmosphere where users are looking for innovative solutions to address the new regulations as well as new business opportunities.  The above conditions may have a significant impact on our planning and business in fiscal 2011 and beyond.

We have seen a major slow down in during most of  fiscal 2010.  This was in the form of a slow down in delivery schedules for existing contracts and a significant slowdown in new contracts.  Almost a million and half dollars in commercial deliveries on existing contracts during the second half of fiscal 2010 were pushed into fiscal 2011.  Similarly, approximately $1.5 million of a military related program approved by Congress in September of 2008 and 2009  has been delayed and moved into the second quarter of fiscal 2011.

During the next twelve months we intend on expanding our AuraGen/Viper business both domestically and internationally.    There are four major components necessary to execute a significantly expanding business; (i) augmentation of management and staff, (ii) purchase orders, (iii) facilities and equipment, and (iv) working capital.
We recently hired a new president who is assuming the responsibility for Chief Operating Officer.    We have also very recently added two senior people (PhDs) to our technical staff, and a new Vice President of Sales. We plan to add senior quality assurance and quality control staff as well as a number of mechanical and electrical engineers, a number of technicians and a number of test engineers.  We plan to add approximately 10 people to our staff in fiscal 2011.

While no assurances can be given, we developed a business model for fiscal 2011 that projects over $22 million of business.   The projections are based on approximately $11 million for transport refrigeration, applications,, approximately $6.0 million for military applications , and estimates of   additionally, $5.0 million is projected for numerous industrial and OEM applications.

In order to achieve the planned results we will need sufficient working capital for (i) daily operations, (ii) purchase of raw materials and subassemblies, (iii) purchase of the required equipment, and (iv) supporting cash flow.  Our cash flow analysis is based on certain assumptions that include 45 days for collection of account receivables after shipment, 30 day terms for accounts payable to vendors and suppliers, and all monthly operational costs paid during the month in which they are  incurred.  Based on our business model and projections, as well as historical costs for COGS and other expenses, we determined that the Company will need to raise approximately $10 million in new capital. This would allow us to fund ongoing operations but would not necessarily allow us to pay back our existing debt or deferred payroll. We plan to raise the required capital through the private placement of equity ,convertible debt or straight debt.  As such in January  2010 we retained  Cappello Capital Corp. as our exclusive financial advisor to assist with our financial needs.  Currently, a number of possible parties have shown an interest in investing in the Company but no agreements have been reached as of yet.

We are selling systems for all of the applications currently identified in our business model for fiscal 2011. In addition, we are also in the process of enhancing our product line to address an even larger market segment.  We currently provide 5 kW, 8.5 kW and 16 kW solutions and we plan to introduce during the next twelve months 4kW, 12 kW, 25 kW and 50 kW solutions.  While there can be no assurances given that we will complete all the developments described above and be able to commercialize them in the planned time, our business model for fiscal 2011 does not contemplate sales for any product currently not available.

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

In the past, in order to maintain liquidity we have relied upon external sources of financing, principally equity financing and private and bank indebtedness. We have no bank line of credit and require additional debt or equity financing to fund ongoing operations. Currently, we have no binding commitments from third parties to provide financing and we cannot assure you that financing will be available at the times or in the amounts required. The issuance of additional shares of equity in connection with such financing could dilute the interests of our existing stockholders, and such dilution could be substantial. If we cannot raise needed funds, we would also be forced to make further substantial reductions in our operating expenses, which could adversely affect our ability to implement our current business plan and ultimately our viability as a company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Consolidated Financial Statements at page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A(T).  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the specified time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, the Company’s management evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures. Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of February 28, 2010.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended February 28, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of February 28, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework . Based on this assessment, and on those criteria, management concluded that the Company’s internal control over financial reporting was effective as of February 28, 2010.

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

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The following table sets forth our directors and executive officers, their age, and the office they hold.

Name	Age	Title

Directors

Melvin Gagerman	67	Chairman, Director, Chief Executive Officer, Chief Financial Officer and President
Arthur J. Schwartz, PhD	62	Director, Chief Technical Officer
Dr. Maurice Zeitlin	68	Director, Chairman - Nominating Committee; member, Compensation Committee and Audit Committee
Warren Breslow	67	Director, Chairman - Audit Committee; member, Nominating Committee and Compensation Committee
Salvador Diaz-Verson, Jr.	55	Director, Chairman, Compensation Committee; member, Audit Committee and Nominating Committee

Other Executive Officers

Don Macleod	52	President
Yedidia Cohen	54	Vice President of Engineering

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our officers and directors, and beneficial owners of more than ten percent of the common stock, to file with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc. reports of ownership and changes in ownership of the common stock.  During the year ended February 28, 2010, Warren Breslow, a director, was granted options to purchase 1,300,000 shares of common stock for which he failed to file a Form 4, Maurice Zeitlin, a director, was granted options to purchase 300,000 shares of common stock for which he failed to file a Form 4, Salvador Diaz-Verson was granted options to purchase 300,000 shares of common stock for which he failed to file a Form 4 and Arthur Schwartz, a director, surrendered 150,000 options and was granted 900,000 options for which he failed to file a Form 4.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table summarizes all compensation earned for the fiscal years ended February 28, 2010, and  2009, to the  individual who served as our chief executive officer during fiscal 2010, and the two other most highly compensated executive officers who were serving in such capacity as of February 28, 2010 (the "named executive officers").

2010 Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation	All Other Compensation ($)	Total ($)

Melvin Gagerman (1) (6)	2010	360,000	1,047,679	-	26,781(4)	1,434,460
Chief Executive Officer, Chief Financial Officer	2009	360,000	-	-	46,863(4)	406,863
Arthur J. Schwartz(6)	2010	180,000	559,457	-	2,326(5)	741,783
Chief Technical Officer	2009	180,000	-	-	3,420(5)	183,420
Don Macleod President(4)	2010	248,000	64,203	-	-	312,203
(1)	Mr. Gagerman was elected Chairman and Chief Financial Officer effective February 1, 2006 and was elected President and Chief Executive Officer effective May 25, 2006.
(2)	Reflects the fair market value amount at the date of grant using the assumptions set forth in Note 9 to the financial statements included elsewhere in this Annual Report.
(3)	Mr. Macleod was appointed president in April 2009, with a base salary of $25,000 per month.

(4)	Represents automobile and country club dues allowances, the cost of life insurance premiums, and medical expense reimbursements.
(5)	Represents Company matching contributions to the 401(k) plan.
(6)
During fiscal 2010, 1,400,000 five year options were granted to Melvin Gagerman and 900,000 five year options were granted to Arthur Schwartz, In exchange, 1,400,000 options previously issued to Melvin Gagerman and 150,000 options previously issued to Arthur Schwartz, which had an expiration date of February 28, 2012 and an exercise price of $2.00 - $3.00, were cancelled. The new options carry an exercise price of $1.50 and expire in June of 2014. In accordance with FASB ASC 718, the Company accounted for this transaction as a modification.  Accordingly, the incremental compensation cost resulting from this modification was calculated as the difference between the fair value of the modified award and the fair value of the original award immediately before it was modified.  The fair values were calculated using the Black-Scholes option pricing.  Assumptions used for the modified award were a risk free rate of return of 3.23%, volatility of 141.61%, a dividend yield of 0%, and an expected life of 5 years.  Assumptions used for the original awards immediately before they were modified were risk free rates of return of ranging from 1.75% to 2.5%, volatility of 141.61%, a dividend yield of 0%, and expected lives ranging from 2.75 to 4 years.

No bonuses or stock awards were granted to the above individuals for the 2010 or 2009 fiscal years.

Outstanding Equity Awards at 2010 Fiscal Year-End

The following table summarizes certain information regarding the number and value of all options to purchase our common stock held by the individuals named in the Summary Compensation Table at February 28, 2010. No stock awards or equity incentive plan awards were issued or outstanding during fiscal 2010.

2010 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

	Option Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Name	Exercisable	Un-exercisable

Melvin Gagerman	1,400,000	0	--	$1.50	6/18/14
Don Macleod(a)	77,778	322,222	--	$1.50	4/26/14
Arthur J. Schwartz	900,000	0	--	$1.50	6/18/14
Yedidia Cohen	400,000	0	--	$1.50	6/18/14

(a)	Mr. Macleod’s options vest ratable over a three year period from the date of grant.

Option Exercises and Stock Vesting During 2010

No stock options were exercised during fiscal 2010 by the individuals named in the Summary Compensation Table. No stock awards were issued or outstanding during fiscal 2010.

Employment Contracts, Termination of Employment Contracts and Change in Control Arrangements

Gagerman Employment Agreement

Effective November 1, 2006, we entered into a written employment agreement with Melvin Gagerman (the “Gagerman Agreement”) regarding the terms and conditions of his employment as CEO.  The Gagerman Agreement originally was in effect through February 28, 2010, and, commencing March 1, 2007, is automatically extended by an additional year at the beginning of each fiscal year unless we give prior notice of our intent not to extend the agreement.  Accordingly, the Gagerman Agreement is currently in effect until February 28, 2014. The agreement may be terminated before its stated expiration by either of the parties under specified terms and conditions   Following are the material terms of the Gagerman Agreement.

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

Stock Options

The Gagerman Agreement provides for him to receive options to purchase 300,000 shares of common stock at an exercise price of $2.00 per share, of which 50,000 options are designated for tax purposes as “incentive stock options” and the remaining options are non-qualified options.  The Gagerman Agreement originally provided for an option term of three years, which was subsequently extended to five years.  The options vest at the rate of 25,000 per month.  Unvested options vest if the Gagerman Agreement is terminated by either party under specified circumstances.  All of these options vested as of November 2007.  In addition to the 300,000 options granted under the Gagerman Agreement, Mr. Gagerman has been granted an additional 700,000 options and warrants, described elsewhere in this Report, and remains eligible for future equity compensation awards. In June of 2009, all outstanding options granted to Mr. Gagerman were cancelled with his agreement, and 1,400,000 new five year options exercisable at $1.50 were granted.

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

in which case the unvested options become fully exercisable upon termination.  All of these options were fully vested as of November 2007.

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

Macleod Employment Agreement

Dr. Donald Macleod was appointed as President, effective April 27, 2009. Pursuant to a two-year employment agreement between the Company and Dr. Macleod, dated April 20, 2009, Dr. Macleod  is entitled to (1) an annual salary of $300,000; (2) an option to purchase up to 400,000 shares of common stock of the Company at a price of $1.50 per share, including a provision for cashless exercise of the options; (3) relocation and recruiting expense reimbursement and; (4) participate in all benefit and bonus programs established by the Company for its executive officers. The stock options granted to Dr. Macleod under his employment agreement vest monthly over a three-year period with 1/36th of the shares  vesting monthly until all shares are vested, and provide for earlier vesting under certain circumstances upon termination of Dr. Macleod’s employment other than by the Company for cause or employee without good reason.  The stock options have a term of up to five years, subject to earlier termination in the event of the termination of his employment prior to the expiration of the options. The stock options are granted under the Company's 2006 Employee Option Plan and are otherwise subject to the terms and conditions applicable to stock options granted under that plan.

Dr. Macleod may terminate the employment agreement at any time upon written notice.  The Company is entitled to terminate the employment agreement prior to the end of the two year term in the event of Dr. Macleod’s death or disability, or for “cause” (as defined in the agreement).  If the employment agreement is terminated as a result of Dr. Macleod’s disability, by the Company other than for cause, or by Dr. Macleod for “good reason”,  Dr. Macleod is entitled to receive a severance payment equal to six months base salary, payable over six months following his termination.

Potential Payments to the Named Executive Officers Upon Termination or Change in Control

Other than the benefits provided for in Mr. Gagerman’s and Dr. Macleod’s written employment agreement, which are described above, none of the named executive officers are entitled to any payments or benefits upon termination, whether by change in control or otherwise, other than benefits available generally to all employees.

Upon the occurrence of a severance payment event for Mr. Gagerman, assuming he were terminated as of February 28, 2010, he would be entitled to a severance payment of $1,080,000, payable within 45 days of the date of his termination.

Director Compensation During Fiscal 2010

The following table summarizes all compensation paid to directors other than named executive officers during fiscal 2010.

2010 DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)(2)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Maurice Zeitlin (3)	-	-	250,436	-	-	250,436
Warren Breslow (4)	-	-	1,085,223	-	-	1,085,223
Salvador Diaz-Verson, Jr. (5)	-	-	250,436	-	-	250,436

(1)	Reflects the fair market value amount at the date of grant using the assumptions set forth in Note 9 to the financial statements included elsewhere in this Annual Report.
(2)
In fiscal 2010 Messrs. Zeitlin and Diaz-Verson were each granted Director Warrants(options) to acquire 300,000 shares of our common stock at an exercise price of $1.50 per share, and Mr. Breslow was granted 1,300,000 Director Warrants(options) of our common stock at an exercise price of $1.50 per share, being not less than the fair market value on the date of grant, which options vest immediately and expire in June  2014. In fiscal 2008 Messrs. Zeitlin, Breslow and Diaz-Verson were each granted Director Warrants (options) to acquire 25,000 shares, of our common stock at an exercise price of $2.50 per share, respectively, being not less than the fair market value of our common stock on the date of grant, which options vest at a rate of 25% every six months and expire in October 2012.

(3)	The director had 325,000 options outstanding as of February 28, 2010.
(4)	The director had 1,025,000 options outstanding as of February 28, 2010.
(5)	The director had 325,000 options outstanding as of February 28, 2010.

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

Compensation Committee Interlocks and Insider Participation

During the 2010 fiscal year our Compensation Committee was comprised of Messrs. Breslow, Diaz-Verson, Jr., and Zeitlin.  None of the members of the Compensation Committee was an executive officer or employee of the Company.  During the 2010 fiscal year, none of our executive officers served on our Compensation Committee.

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

Beneficial Owner	Number of Shares of Common Stock	Percent of Common Stock (1))

ICM Asset Management, Inc. (2)(3)	2,920,915	5.4%
James M. Simmons (2)(4)	2,977,493	5.5%
Koyah Ventures, LLC (2)(5)	2,537,598	4.7%
Melvin Gagerman (6)	1,933,871	3.5%
Arthur Schwartz (7)	1,609,909	2.9%
Maurice Zeitlin (8)	1,428,760	2.7%
Warren Breslow (9)	2,675,878	4.8%
Salvador Diaz-Verson, Jr. (10)	440,934	*
Don Macleod(11)	281,383	*
All current executive officers and Directors as a group (seven)	8,778,698	14.9%

* Less than 1% of outstanding shares.

(1)
Beneficial ownership is determined in accordance with rules of the U.S. Securities and Exchange Commission. The calculation of the percentage of beneficial ownership is based upon 53,703,207 shares of common stock outstanding on May 17, 2010. In computing the number of shares beneficially owned by any shareholder and the percentage ownership of such shareholder, shares of common stock which may be acquired by a such shareholder upon exercise or conversion of warrants or options which are currently exercisable or exercisable within 60 days of May 17, 2010,  are deemed to be exercised and outstanding. Such shares, however, are not deemed outstanding for purposes of computing the beneficial ownership percentage of any other person.  Shares issuable upon exercise of warrants and options which are subject to shareholder approval are not deemed outstanding for purposes of determining beneficial ownership. Except as indicated by footnote, to our knowledge, the persons named in the table above have the sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(2)
Number of shares owned is as of December 31, 2009, and is based upon information contained in Schedule 13G jointly filed with the SEC on February 16, 2010, by ICM Asset Management, Inc., Koyah Ventures, LLC, Koyah Leverage Partners, L.P. and James M. Simmons.  The business address of these filers is 601 W. Main Avenue, Suite 600, Spokane, Washington 99201.     ICM Asset Management, Inc., James M. Simmons and Koyah Ventures, LLC constitute a group sharing beneficial ownership within the meaning of Rule 13d-5(b)(1), but are not part of a group with any other person. Koyah Leverage Partners, L.P. expressly disclaims membership in a group and disclaims beneficial ownership of the common stock covered by the Schedule 13G.   ICM Asset Management, Inc. is a registered investment adviser whose clients have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, the common stock.  James M. Simmons is the Chief Executive Officer and controlling shareholder of ICM Asset Management, Inc. and the manager and controlling owner of Koyah Ventures, LLC. Koyah Ventures, LLC is the general partner of Koyah Leverage Partners, L.P. and other investment limited partnerships of which ICM Asset Management, Inc. is the investment adviser. No individual client of ICM, other than Koyah Leverage Partners, L.P., holds more than five percent of the outstanding common stock.

(3)	Includes sole dispositive and voting power of 862 shares and shared voting and dispositive power of 2,920,053 shares.
(4)	Includes sole dispositive and voting power of 56,578 shares and shared voting and dispositive power of 2,920,915 shares.
(5)	Includes shared voting and dispositive power of these 2,537,598 shares.
(6)	Includes 1,536,329 warrants and options exercisable within 60 days of May 17, 2010.
(7)	Includes 976,183 warrants and options exercisable within 60 days of May 17, 2010.
(8)	Includes 363,692 warrants and options exercisable within 60 days of May 17, 2010.
(9)	Includes 1,311,813 warrants and options exercisable within 60 days of May 17, 2010.
(10)	Includes 373,489 warrants and options exercisable within 60 days of May 17, 2010.
(11)	Includes 133,333 warrants and options exercisable within 60 days of May 17, 2010.

The mailing address for the officers and directors is c/o Aura Systems, Inc., 1310 E. Grand Ave., El Segundo, CA 90245.

Securities Authorized for Issuance Under Equity Compensation Plans as of February 28, 2010

Equity Compensation Plan Information as of February 28, 2010

Number of Securities
		Weighted-average	Remaining Available for
	Number of Securities to	Exercise Price of	Future Issuance Under Equity
	be Issued Upon Exercise	Outstanding	Compensation Plans
	of Outstanding Options,	Options, Warrants and Rights	(Excluding Securities Reflected in Column (a))
Plan Category	Warrants and Rights (a)	(b)	(c)

Equity compensation plans approved by security holders (1)	6,223,500	$1.50	-
Equity compensation plans not approved by security holders (2)	1,975,000	$1.50	-
To
(1)
Reflects options under the 2006 Stock Option Plan. The 2006 Stock Option Plan authorizes the Company to grant stock options exercisable for up to an aggregate number of shares of common stock equal to the greater of (i) 3,000,000 shares of common stock, or (ii) 10% of the number of shares of common stock outstanding from time to time.  The numbers in this table are as of February 28, 2010.  In fiscal 2010 the Company inadvertently issued 6,223,500 options, thereby exceeding the limit by 954, 594 shares. Subsequent to February 28, 2010, in order to stay within the plan limits, 1,400,000 plan options were exchanged for non-plan options.

(2)	Reflects warrants issued to Mssrs. Breslow, Zeitlin, and Diaz-Verson, our three outside directors.

For additional information regarding options and warrants, see Note 9 to our financial statements appearing elsewhere in this report.

 ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Transactions

Since the beginning of the 2010 fiscal year, Mr. Breslow, a director, has made various temporary advances to the Company totaling $4,500,000. The highest amount outstanding at any one time was $6,200,000, and as of May 31, 2010, there was an outstanding balance of $6,200,000. Interest on the advances was at a rate of 10% per annum and totaled $368,033 for the year ended February 28, 2010. As of May 31, 2010, the outstanding accrued interest totaled $ 591,500. No principal or interest was paid to Mr. Breslow in the current fiscal year.

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

The following table sets forth the aggregate fees billed to us by Kabani & Co. for the years ended February 28, 2010, and February 28, 2009:

	Year Ended February 28,
	2010	2009
Audit Fees(1)	$82,500	$90,000
Audit-related fees(2)	-	-
Tax fees(3)	-	5,000
All other fees	-	-

Total	$82,500	$95,000

(1)
Included fees for professional services rendered for the audit of our annual financial statements and review of our annual report on Form 10-K and for reviews of the financial statements included in our quarterly reports on Form 10-Q for the first three quarters of the years ended February 28, 2010 and
February 28, 2009.

(2)	Includes fees for professional services rendered in connection with our evaluation of internal controls.
(3)	Includes fees for professional services rendered in connection with the preparation of our income tax returns.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Audit Committee pre-approves all audit and permissible non-audit services provided by our independent auditors. These services may include audit services, audit-related services, tax and other services. Pre-approval is generally provided for up to one year, and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis. During fiscal 2010 and 2009 all services provided by Kabani and Company were pre-approved by the Audit Committee in accordance with this policy.

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

10.11	Amended and Restated Promissory Note dated January 31, 2006, by Aura Systems, Inc. in favor of Raven Partners, L.P. (3)
10.12	Amended and Restated Promissory Note dated January 31, 2006, by Aura Systems, Inc. in favor of Koyah Ventures, LLC (3)
10.13	Consolidated, Amended and Restated Promissory Note dated January 31, 2006, by Aura Systems, Inc. in favor of Koyah Partners, L.P. (3)
10.14	Consolidated, Amended and Restated Promissory Note dated January 31, 2006, by Aura Systems, Inc. in favor of Koyah Microcap Partners Master Fund, L.P. (3)
10.15	Consolidated, Amended and Restated Promissory Note dated January 31, 2006, by Aura Systems, Inc. in favor of Koyah Leverage Partners, L.P. (3)
10.16	Lease between Aura Systems Inc., and Alliance Commercial Partners (3)
10.17	Lease between Aura Systems Inc., and Derek Lidow as Trustee for the Lidow Family Trust and Alexander Lidow (3)
10.18	Form of 7% Convertible Subordinated Debenture (4)
10.19	Asset Purchase Agreement by and among Aura Systems, Inc. and Emerald Commercial Leasing, Inc. (4)
10.20	Mutual Agreement Ending AuraGen Distributorship Exclusivity between Emerald Commercial Leasing, Inc. and Aura Systems Inc.(4)
10.21	Employment Agreement Dated May 15, 2008, by and between Joseph Dickman and the Company. (4)
10.22	Conversion Agreement dated as of September 1, 2008, by and among Aura Systems, Inc., Koyah Leverage Partners, L.P., Koyah Partners, L.P. Koyah Ventures LLC, and Raven Partners, L.P. (5)
10.23	Distributorship Agreement dated February 27, 2009, by and between Aura Systems, Inc. and WePower LLC. (6)
10.24	Executive Employment Agreement by and between Don Macleod and Aura Systems, Inc.
10.25	Strategic Alliance Agreement dated March 18, 2010, by and between Aura Systems, Inc. and Zanotti East Inc.
10.26	Amended and Restated Distributorship Agreement dated March 19, 2009, by and between Aura Systems, Inc. and WePower LLC
14.1	Code of Ethics (3)
31.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350

(1)	Incorporated by reference from the Company’s Report on Form 10-K filed with the SEC on June 15, 2009.
(2)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on January 20, 2006.
(3)	Incorporated by reference from the Company’s Report on Form 10-K filed with the SEC for the year ended February 28, 2005.
(4)	Incorporated by reference from the Company’s Report on Form 10-K filed with the SEC for the year ended February 29, 2008.
(5)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on October 14, 2008
(6)	Incorporated by reference from the Company’s Report on Form 10-K filed with the SEC for the year ended February 28, 2009.

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AURA SYSTEMS, INC.

Dated:	June 15, 2010

By:	/s/ Melvin Gagerman
Melvin Gagerman
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signatures	Title	Date
/s/ Melvin Gagerman	Chief Executive Officer, Acting Chief Financial Officer Director and Chairman of the Board (Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)	June 15, 2010
Melvin Gagerman

/s/ Arthur Schwartz	Director	June 15, 2010
Arthur Schwartz

	Director	June 15, 2010
/s/ Maurice Zeitlin
Maurice Zeitlin
	Director	June 15 , 2010
/s/ Warren Breslow
Warren Breslow
	Director	June 15, 2010
/s/Salvador Diaz-Verson, Jr.
Salvador Diaz-Verson, Jr.
	Director	June 15, 2010

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Financial Statements of Aura Systems, Inc. and Subsidiary:

Consolidated Balance Sheets - February 28, 2010 and February 28, 2009	F-2
Consolidated Statements of Operations - Years ended February 28, 2010 and February 28, 2009	F-3
Consolidated Statements of Stockholders' Equity/(Deficit) - Years ended February 28, 2010 and February 28, 2009	F-4
Consolidated Statements of Cash Flows - Years ended February 28, 2010 and February 28, 2009	F-5 to F-6
Notes to Consolidated Financial Statements	F-7 to F-20

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Aura Systems, Inc. and subsidiary

We have audited the accompanying consolidated balance sheets of Aura Systems, Inc. (a Delaware corporation) and subsidiary (the “Company”) as of February 28, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the two year period ended February 28, 2010. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aura Systems, Inc. and subsidiary as of February 28, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the two year period ended February 28, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As more fully described in Note 10 to the financial statements, the Company has historically incurred substantial losses from operations, and the Company may not have sufficient working capital or outside financing available to meet its planned operating activities over the next twelve months.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are described in Note 10. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Kabani & Company, Inc.
Certified Public Accountants

Los Angeles, California
June 15, 2010

AURA SYSTEMS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	February 28, 2010	February 28, 2009
ASSETS
Current assets:
Cash and cash equivalents	$45,294	$317,256
Accounts receivable, net of allowance for doubtful accounts of $50,000 and $60,000 at February 28, 2010 and 2009, respectively	313,671	319,249
Inventory - current	1,500,000	1,500,000
Other current assets	241,749	255,620
Total current assets	2,100,714	2,392,125

Property, plant, and equipment, net	557,838	353,444
Inventory, non-current, net of allowance for obsolete inventory of $2,212,626 and $2,425,994 at February 28, 2010 and 2009, respectively	2,140,194	2,545,978

Total assets	$4,798,746	$5,291,547

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,130,276	$1,075,202
Notes payable	547,500	225,000
Notes payable- related party	5,150,000	1,800,000
Accrued expenses	2,221,759	1,037,917
Customer advances	411,616	418,612

Total current liabilities	9,461,151	4,556,731

Convertible note payable	500,000	500,000

Total liabilities	9,961,151	5,056,731

Commitments and contingencies

Stockholders' equity (deficit) :
Common stock, $0.0001par value; 75,000,000 and 50,000,000 shares authorized at February 28, 2010 and 2009; 52,689,061 and 46,344,770 issued and outstanding at February 28, 2010 and 2009	5,268	4,634
Additional paid-in capital	374,890,469	364,222,963
Subscription receivable	-	(27,416)
Accumulated deficit	(380,058,142)	(363,965,365)

Total stockholders' equity (deficit)	(5,162,405)	234,816

Total liabilities and stockholders' equity(deficit)	$4,798,746	$5,291,547

The accompanying notes are an integral part of these consolidated financial statements.

AURA SYSTEMS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended February 28, 2010 and 2009

	2010	2009

Net revenues	$3,214,792	$2,415,529
Cost of goods sold	1,745,107	1,539,985

Gross profit	1,469,685	875,544

Operating expenses:
Engineering, research and development	2,260,962	1,872,683
Selling, general, and administrative	8,386,767	7,827,317
Stock option and warrants compensation expense	6,209,181	377,476

Total operating expenses	16,856,910	10,077,476

Loss from operations	(15,387,225)	(9,201,932)

Other income (expense):
Interest expense, net	(683,561)	(702,650)
Gain (Loss) on settlement of debt, net	(43,022)	39,562
Other income (expense), net	21,031	21,058

Total other expense	(705,552)	(642,030)

Net Loss	$(16,092,777)	$(9,843,962)

Basic and diluted loss per share	$(0.33)	$(0.24)

*Weighted-average shares outstanding	48,294,414	41,716,958

* Basic and diluted weighted average number of shares outstanding are equivalent because the effect of dilutive securities is anti-dilutive.

The accompanying notes are an integral part of these consolidated financial statements

AURA SYSTEMS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY/ (DEFICIT)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Subscription Receivable	Accumulated Deficit	Total Stockholders' Equity /(Deficit)

Balance, February 28, 2008	37,783,539	$3,778	$355,618,690	(704,671)	$(354,121,403)	$796,394
Common stock issued in private placements, net	2,915,000	292	2,436,766	585,750	-	3,002,807
Warrants exercised	2,397,717	240	2,282,165	-	-	2,282,405
Shares issued in exchange for assets purchased	400,000	40	399,960	-	-	400,000
Warrants exercised for note settlement	430,329	43	430,286	-	-	430,329
Shares issued for services	100,000	10	99,990	-	-	100,000
Shares issued for note conversion	2,069,742	207	2,069,535	-	-	2,069,742
Shares issued for debt settlement	98,442	9	58,871	-	-	58,880
Shares issued as note guarantee fee	150,000	15	62,985	-	-	63,000
Subscription settled with payable	-	-	-	91,505		91,505
Induced conversion charge	-	-	368,900	-	-	368,900
Employee option expense	-	-	394,814	-	-	394,814
Net Loss	-	-	-	-	(9,843,962)	(9,843,962)
Balance, February 28, 2009	46,344,770	$4,634	$364,222,963	$(27,416)	$(363,965,365)	$234,816

Common stock issued in private placements, net	3,305,734	331	2,104,069	-	-	2,104,400
Warrants exercised	94,428	9	94,419	-	-	94,428
Shares issued for note conversions	844,566	84	569,898	-	-	569,982
Shares issued for settlement of accounts payable	161,082	16	113,849	-	-	113,865
Stock issued for inventory purchase	151,814	15	151,799	-	-	151,814
Shares issued for services	1,361,667	136	936,874	-	-	937,010
Adjustment to prior issuance	125,000	13	(13)	-	-	-
Shares issued for debt settlement	300,000	30	294,557	-	-	294,587
Warrant discount and beneficial conversion feature	-	-	220,289	-	-	220,289
Employee option and warrant expense	-	-	6,209,181	-	-	6,209,181
Subscription receivable write-off	-	-	(27,416)	27,416	-	-
Net Loss	-	-	-	-	(16,092,777)	(16,092,777)

Balance, February 28, 2010	52,689,061	$5,268	$374,890,469	-	$(380,058,142)	$(5,162,405)

The accompanying notes are an integral part of these consolidated financial statements

AURA SYSTEMS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended February 28, 2010 and 2009

	2010	2009

Cash flows from operating activities:
Net loss	$(16,092,777)	$(9,843,962)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	138,448	78,980
Provision for bad debt	25,650	29,184
Provision for inventory obsolescence	(213,367)	(298,405)
Stock option compensation expense	6,209,181	394,814
Stock issued for inventory purchase	151,814	400,000
Amortization of debt discount	220,289	-
Operating expense charged for induced conversion	-	368,900
(Gain) Loss on debt settlement	43,022	(39,562)
Stock issued for loan guarantee fee	-	63,000
Stock issued for services	937,010	100,000
(Increase) decrease in:
Accounts receivable	(20,072)	438,621
Inventory	619,149	875,246
Other current assets	13,871	10,564
Increase (decrease) in:
Accounts payable and accrued expenses	1,689,329	1,092,038
Customer advances	(6,996)	418,612

Net cash used in operating activities	(6,285,449)	(6,311,970)

Cash flows from investing activities:
Purchase of property, plant, and equipment	(342,841)	(238,519)

(Continued)

The accompanying notes are an integral part of these consolidated financial statements

AURA SYSTEMS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

For the Years Ended February 28, 2010 and 2009

	2010	2009

Cash flows from financing activities:
Proceeds from notes payable	807,500	350,000
Proceeds from notes payable - related party	3,350,000	1,300,000
Payments on notes payable	-	(125,000)
Net proceeds from warrants exercised	94,428	2,282,405
Net proceeds from issuance of common stock	2,104,400	3,022,807

Net cash provided by financing activities	6,356,328	6,830,212

Net increase (decrease) in cash and cash equivalents	(271,962)	279,724
Cash and cash equivalents, beginning of year	317,256	37,532

Cash and cash equivalents, end of year	$45,294	$317,256

Supplemental disclosures of cash flow information:
Interest paid	$34,849	$578,068

Income taxes paid	$-	$-

Supplemental schedule of non-cash financing and investing activities:

During the year ended February 28, 2010, $569,982 of notes payable and accrued interest was converted into 844,566 shares of common stock, $113,865 of accounts payable was converted into 161,082 shares of common stock, 300,000 shares of common stock were issued upon settlement of $294,587 owed to a former employee, subscription receivables of $27,416 were written-off to additional paid-in capital, and 125,000 shares of common stock were issued as a price adjustment to a previous private placement.

During the year ended February 28, 2009, $2,069,743 of notes payable and accrued interest was converted into 2,500,071 shares of common stock, 430,329 shares of common stock were issued upon the exercise of warrants in lieu of payments on notes payable of $430,329, 400,000 shares of common stock were issued in satisfaction of a liability for assets purchased with a value of $400,000,  98,442 shares of common stock were issued in satisfaction of $98,442 of previously recorded liabilities, subscription receivable of $91,505 was settled against previously recorded liability of the same amount.

The accompanying notes are an integral part of these consolidated financial statements

AURA SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2010

NOTE 1 - ORGANIZATION AND OPERATIONS

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Aura and our inactive subsidiary, Aura Realty, Inc. Significant inter-company amounts and transactions have been eliminated in consolidation.

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

The Company does not offer a general right of return on any of its sales and considers all sales as final. However, if a customer determines that a different system configuration would better suit their application, we will allow them to exchange the system and bill them the incremental cost, or credit them if there is a decrease in the system cost. While some sales are for evaluative purposes, they are still considered final sales. The customers’ evaluation is for them to determine if there is a benefit to them to outfit additional vehicles in their fleets.

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

Cash and Cash Equivalents

Cash and equivalents include cash on hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.  We maintain cash deposits at a bank located in California.  Deposits at this bank are insured by the Federal Deposit Insurance Corporation up to $250,000. We have not experienced any losses in such accounts and believe we are not exposed to any significant risk on cash and cash equivalents.

Accounts Receivable

The Company grants credit to its customers generally in the form of short-term trade accounts receivable.  Accounts receivable are stated at the amount that management expects to collect from outstanding balances.  When appropriate, management provides for probable uncollectible amounts through an allowance for doubtful accounts.  Management primarily determines the allowance based on the aging of accounts receivable balances, historical write-off experience, customer concentrations, customer creditworthiness and current industry and economic trends.  Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the allowance for doubtful accounts and a credit to accounts receivable.

Inventories

Inventories are valued at the lower of cost (first-in, first-out) or market, on a standard cost basis.  We review the components of inventory on a regular basis for excess or obsolete inventory based on estimated future usage and sales.  As further described in Note 3, due to continuing lower than projected sales, we are holding inventories in excess of what we expect to sell in the next fiscal year. As of February 28, 2010 and February 28, 2009, $2,140,194, and $2,545,978, respectively, of inventories have been classified as long-term assets.

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

Patents and Trademarks

We capitalize the cost of obtaining or acquiring patents and trademarks. Amortization of patent and trademark costs is provided for by the straight-line method over the estimated useful lives of the assets.

Valuation of Long-Lived Assets

The Company accounts for the impairment of long-lived assets, such as fixed assets, patents and trademarks, under the provisions of Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 360, “Property, Plant, and Equipment”, which establishes the accounting for impairment of long-lived tangible and intangible assets other than goodwill and for the disposal of a business. Pursuant to FASB ASC 360, we review for impairment when facts or circumstances indicate that the carrying value of long-lived assets to be held and used may not be recoverable. If such facts or circumstances are determined to exist, an estimate of the undiscounted future cash flows produced by the long-lived asset, or the appropriate grouping of assets, is compared to the carrying value to determine whether impairment exists. If an asset is determined to be impaired, the loss is measured based on various valuation techniques, including a discounted value of estimated future cash flows. We report impairment costs as a charge to operations at the time it is recognized. During the years ended February 28, 2010 and 2009, we determined that there was no impairment of long-lived assets.

Stock-Based Compensation

The Company accounts for stock-based compensation under the provisions of FASB ASC 718, “Compensation – Stock Compensation”, which requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair value based method and the recording of such expense in the consolidated statements of operations.

The Company accounts for stock option and warrant grants issued and vesting to non-employees in accordance with FASB ASC 505-50, “Equity Based Payments to Non-Employees”, whereas the fair value of the equity based compensation is based upon the measurement date as determined at the earlier of either (a) the date at which a performance commitment is reached or (b) at the date at which the necessary performance to earn the equity instruments is complete.

For the past several years and in accordance with established public company accounting practice, the Company has consistently utilized the Black-Scholes option-pricing model to calculate the fair value of stock options and warrants issued as compensation, primarily to management, employees, and directors.  The Black-Scholes option-pricing model is a widely-accepted method of valuation that public companies typically utilize to calculate the fair value of options and warrants that they issue in such circumstances.

Fair Value of Financial Instruments

We measure our financial assets and liabilities in accordance with the requirements of FASB ASC 825 “Financial Instruments”. The carrying values of accounts receivable, accounts payable, current notes payable, accrued expenses, and other liabilities approximate fair value due to the short-term maturities of these instruments.  The carrying amounts of long-term convertible notes payable approximate their respective fair values because of their current interest rates payable and other features of such debt in relation to current market conditions.

Shipping and handling expenses

We record all shipping and handling billings to a customer as revenue earned for the goods provided in accordance with FASB ASC 605-45-45-19, “Shipping and Handling Fees and Costs”. We include shipping and handling expenses in selling, general and administrative expense. Shipping and handling expenses amounted to $139,170 and $121,718 for the years ended February 28, 2010 and 2009, respectively.

Advertising Expense

Advertising costs are charged to expense as incurred and were immaterial for the years ended February 28, 2010 and 2009.

Research and Development

Research and development costs are expensed as incurred. These costs include the expenses incurred in the development of the 200amp ECU, the Tamgen  (dual generator), and the eight inch generator.

Income Taxes

We account for income taxes in accordance with FASB ASC 740, "Income Taxes".  Under FASB ASC 740, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial statement reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.  The provision for income taxes represents the tax expense for the period, if any, and the change during the period in deferred tax assets and liabilities.

We have significant income tax net operating losses; however, due to the uncertainty of the realize-ability of the related deferred tax asset and other deferred tax assets, a valuation allowance equal to the amount of deferred tax assets has been established at February 28, 2010 and 2009.

FASB ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merit.

Earnings (Loss) per Share

We utilize FASB ASC 260, “Earnings per Share.” Basic earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include additional common shares available upon exercise of stock options and warrants using the treasury stock method, except for periods of operating loss for which no common share equivalents are included because their effect would be anti-dilutive.

Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Major Customers

During the year ended February 28, 2010, we conducted business with three major customers whose net sales comprised 18.1%, 14.5% and 13.1% of net sales, respectively. As of February 28, 2010, 34.4% of net accounts receivable were due from these customers. During the year ended February 28, 2009, we conducted business with two major customers whose sales comprised 16.2% and 10.2% of net sales, respectively. As of February 28, 2009, three customers accounted for 30% of net accounts receivable.

Recently Issued Accounting Pronouncements

In March 2010, the Financial Accounting Standards Board (“FASB”) issued guidance related to revenue recognition for multiple element deliverables which eliminates the requirement that all undelivered elements must have objective and reliable evidence of fair value before a company can recognize the portion of the consideration that is attributable to items that already have been delivered. Under the new guidance, the relative selling price method is required to be used in allocating consideration between deliverables and the residual value method will no longer be permitted. This guidance is effective prospectively for revenue arrangements entered into or materially modified in 2011 although early adoption is permitted. A company may elect, but will not be required, to adopt the amendments retrospectively for all prior periods. The Company is currently evaluating this guidance and has not yet determined the impact, if any, that it will have on the consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06 Fair Value Measurements and Disclosures Topic 820 “Improving Disclosures about Fair Value Measurements”.  This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting.  This pronouncement is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The adoption of this ASU will not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued new guidance which is now part of ASC 105-10, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”. ASC 105-10 (formerly Statement of Financial Accounting Standards No. 168),  establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles. ASC 105-10 is effective for interim and annual periods ending after September 15, 2009. The adoption of ASC 105-10 did not have a material impact on the Company’s consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-01- Accounting for Distributions to Shareholders with Components of Stock and Cash. The amendments in this Update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). The amendments in this update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The adoption of this ASU did not have a material impact on its consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-02 – Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification. The amendments in this Update affect accounting and reporting by an entity that experiences a decrease in ownership in a subsidiary that is a business or nonprofit activity. The amendments also affect accounting and reporting by an entity that exchanges a group of assets that constitutes a business or nonprofit activity for an equity interest in another entity. The amendments in this update are effective beginning in the period that an entity adopts SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51.” If an entity has previously adopted SFAS No. 160 as of the date the amendments in this update are included in the Accounting Standards Codification, the amendments in this update are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009. The amendments in this update should be applied retrospectively to the first period that an entity adopted SFAS No. 160. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-06 – Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. 2) Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). This update provides amendments to Subtopic 820-10 that clarifies existing disclosures as follows: 1) Level of dis-aggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. These disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU, however, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In February 2010, FASB issued ASU No. 2010-9 –Amendments to Certain Recognition and Disclosure Requirements. This update addresses certain implementation issues related to an entity’s requirement to perform and disclose subsequent-events procedures, removes the requirement that public companies disclose the date of their financial statements in both issued and revised financial statements. According to the FASB, the revised statements include those that have been changed to correct an error or conform to a retrospective application of U.S. GAAP. The amendment is effective for interim and annual reporting periods in fiscal year ending after June 15, 2010. The Company does not expect the adoption of this ASU to have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued ASC 855 (previously SFAS No. 165, “Subsequent Events”), which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or available to be issued. It is effective for interim and annual periods ending after June 15, 2009. There was no material impact upon the adoption of this standard on the Company’s consolidated financial statements.

In June 2009, the FASB issued ASC 860 (previously SFAS No. 166, “Accounting for Transfers of Financial Assets”) , which requires additional information regarding transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for de-recognizing financial assets, and requires additional disclosures. SFAS 166 is effective for fiscal years beginning after November 15, 2009.  The Company does not believe this pronouncement will impact its financial statements.

In June 2009, the FASB issued ASC 810 (previously SFAS No. 167) for determining whether to consolidate a variable interest entity. These amended standards eliminate a mandatory quantitative approach to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity in favor of a qualitatively focused analysis, and require an ongoing reassessment of whether an entity is the primary beneficiary.  These amended standards are effective for us beginning in the first quarter of fiscal year 2010 and we are currently evaluating the impact that adoption will have on our consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05, which amends ASC Topic 820, Measuring Liabilities at Fair Value, which provides additional guidance on the measurement of liabilities at fair value. These amended standards clarify that in circumstances in which a quoted price in an active market for the identical liability is not available, we are required to use the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities, or quoted prices for similar liabilities when traded as assets. If these quoted prices are not available, we are required to use another valuation technique, such as an income approach or a market approach.  These amended standards became effective for us beginning in the fourth quarter of fiscal year 2009 and have not had a significant impact on our consolidated financial statements.

Reclassifications

Certain reclassifications have been made to the 2009 financial statements to conform to the 2010 presentation.

NOTE 3 – INVENTORIES

Inventories at February 28, 2010 and 2009 consisted of the following:

	2010	2009

Raw materials	$2,626,206	$2,642,833
Finished goods	3,226,614	3,829,139

	5,852,820	6,471,972
Reserve for potential product obsolescence	(2,076,018)	(2,271,535)

	3,776,802	4,200,437
Non-current portion	(2,140,194)	(2,545,978)
Discount on long term inventory	(136,608)	(154,459)

Current portion	$1,500,000	$1,500,000

Inventories consist primarily of components and completed units for the Company’s AuraGen® product.

Early in its AuraGen® program, we determined it was most cost-effective to outsource production of components and subassemblies to volume-oriented manufacturers, rather than produce these parts in house. As a result of this decision, and based on then anticipated sales, we purchased, prior to fiscal 2001, a substantial inventory of components at volume prices, most of which was then assembled into finished AuraGen® units. Since sales did not meet such expectations, we have been selling product from this inventory for several years. Management has analyzed its inventories based on its current business plan, current orders for future delivery, and pending proposals with prospective customers and has determined we do not expect to realize all of its inventories within the next year. The net inventories as of February 28, 2010 and 2009, which are not expected to be realized within a 12-month period have been reclassified as long term.

We assessed the net realize-ability of these assets, and the potential obsolescence of inventory. In accordance with this assessment, management has recorded a reserve of $2,076,018 and $2,271,535 at February 28, 2010 and 2009, respectively. Management has recorded a discount on long term inventory of $136,608 and $154,459 at February 28, 2010 and 2009, respectively.

NOTE 4 – PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment at February 28, 2010 and February 28, 2009 consists of the following:

	2010	2009

Machinery and equipment	$1,060,519	$1,054,423
Furniture and fixtures	1,493,293	1,438,312
Leasehold improvements	481,887	200,124
	3,035,699	2,692,859
Less accumulated depreciation and amortization	2,477,861	2,339,415
Property, plant and equipment, net	$557,838	$353,444

Depreciation and amortization expense was $138,448 and $78,980 for the years ended February 28, 2010 and February 28, 2009, respectively.

NOTE 5 – NOTES PAYABLE

Notes payable at February 28, 2010 and February 28, 2009 consisted of the following:

	February 28, 2010	February 28, 2009

Demand notes payable (a)	$90,000	$225,000
Convertible notes payable (b)	957,500	500,000
	1,047,500	725,000

Less: Current portion	547,500	225,000

Long-term portion	$500,000	$500,000

(a)
Consists of one unsecured demand note payable of $50,000, with interest at an annual rate of 10%, on which $5,229 in interest was accrued during the year ended February 28, 2010, and one unsecured demand note with an original balance of $140,000, an additional $50,000 loaned during July 2009, and a remaining balance of $40,000. During the year ended February 28, 2010, the Company settled $85,000 of the notes plus $15,000 in penalties and interest in 158,333 shares of the common stock of the Company. The Company recorded a loss on settlement of debt of $22,750 on the partial settlement. The Company also converted a note payable of $100,000 and accrued interest of $10,009 into 146,680 shares and recorded a loss on settlement of debt of $5,869 on the settlement.

F-13

(b)
Consists of an unsecured convertible note payable totaling $500,000, bearing interest at a rate of 7%, due in 2013. The note is convertible into our common stock at a price of $3 per share. The Company incurred and paid interest of $34,849 on the note during the year ended February 28, 2010. In April 2009, the Company arranged a debt financing aggregating $192,500 from unrelated parties in exchange for the issuance of 120 day 10% secured convertible promissory notes and 30,800 warrants at an exercise price of $1.25 for the first year. The performance of these notes is secured by inventory of the Company specifically pertaining to the WePower purchase order including all proceeds arising from the sale or lease of all or any part thereof.  As of February 28, 2010, there was no inventory pertaining to WePower. The notes are convertible into our common stock at a price of $0.75 per share. The Company accrued interest of $14,369 on these notes during the year ended February 28, 2010. Also consists of six unsecured convertible notes entered into during the second quarter of fiscal 2010 totaling $565,000. The notes carry an interest rate of 10%, are for a term of 180 days, and are convertible into common stock of the company at $0.75 per share. The company accrued interest of $36,996 on the notes during the year ended February 28, 2010. In the year ended February 28, 2010, $300,000 of the notes payable and $16,950 of accrued and unpaid interest was converted into 539,553 shares of common stock of the Company.  Except for the $500,000 note due in 2013, these notes are past due and therefore due on demand.

The Company allocated the investment proceeds to the debt and warrants based on their relative fair values. The relative fair value of the warrants using the Black Scholes method assuming a volatility of the stock of 107%, term of five years and a discount of 2.625% was determined to be $18,661 which was recorded as debt discount, a reduction of the carrying amount of the debt. The beneficial conversion feature on the notes was $57,161 which was also recorded as debt discount. The debt discount was amortized over the term of the note and charged to interest expense. During the year ended February 28, 2010, $75,822 was expensed.

Future maturities of notes payable at February 28, 2010 are as follows:

Year Ending February 28,
2011	$ 547,500
2012	-
2013	500,000
Total	$ 1,047,500

NOTE 6 – NOTES PAYABLE – RELATED PARTY

Notes payable – related party consist of unsecured notes payable to a member of our Board of Directors, payable on demand, bearing interest at a rate of 10% per annum. During the years ended February 28, 2010 and 2009, interest amounting to $339,833 and $103,503, respectively, was incurred on these notes.  As of February 28, 2010 and 2009, accrued interest on these notes amounted to $453,199 and $113,366 , respectively.

NOTE 7 - ACCRUED EXPENSES

Accrued expenses at February 28, 2010 and 2009 consisted of the following:

	2010	2009

Accrued payroll and related expenses	$1,716,279	$904,849
Accrued interest	494,830	128,366
Other	10,650	4,702
Total	$2,221,759	$1,037,917

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Leases

On May 1, 2008, we entered into a lease for a new facility of approximately 25,500 square feet, near our current facility. The lease is for a term of five years, has an option to extend for five years, and carries a base rent of $28,019 per month until November 1, 2010 when the monthly rent increases to $30,120. We have not yet fully moved into this facility and are continuing manufacturing operations at our old facility. We are currently on a month to month lease in that facility. In December 2009, we entered into a lease for a facility in Georgia of approximately 8,000 square feet. The lease is for a term of three years, has an option to extend for three years, and carries an initial base rent of $3,000 per month increasing to $3,090 in December 2010 and $3,183 in December 2011.   In accordance with the terms of certain of the leases, the Company is responsible for common area charges.  Rent expense charged to operations amounted to $820,634 and $687,768 for the years ended February 28, 2010 and 2009, respectively.

Rent  commitments for the next four years ending on February 28:

2011	$380,904
2012	$398,803
2013	$390,089
2014	$60,241
Total	$1,230,037

NOTE 9 - STOCKHOLDERS' EQUITY

Common Stock

At February 28, 2010 and 2009, we had 75,000,000 and 50,000,000 shares of $0.0001 par value common stock authorized for issuance, respectively. During the years ended February 28, 2010 and 2009, we issued 6,344,291 and 8,561,231 shares of common stock, respectively.

In the year ended February 28, 2010, we issued 3,305,734 shares of common stock, with 833,721 five year warrants attached with exercise prices ranging from $0.75-$1.25, for cash proceeds of $2,104,400; 94,428 shares were issued upon the exercise of warrants for total consideration of $94,428; 844,566 shares were issued upon the conversion of $569,982 of notes payable and accrued interest; 161,082 shares were issued in settlement of $113,865 of accounts payable; 1,361,667 shares were issued for services valued at $937,010; 300,000 shares were issued to a former employee for the settlement of $294,587 of amounts owed, 151,814 shares were issued for purchase of inventory; and 125,000 shares were issued as an adjustment to the price of a previous issuance of stock.

In the year ended February 28, 2009, we issued 2,915,000 shares of common stock for cash proceeds of $2,437,057 and collected subscription receivables of $677,255; 2,397,717 shares were issued upon the exercise of warrants for total consideration of $2,282,405; 400,000 shares of common stock were issued for the acquisition of $400,000 worth of inventory and supplies in connection with the acquisition of the refrigeration assets of Emerald Commercial Leasing; 430,329 shares of common stock were issued for the exercise of warrants - the consideration received by the Company was the relief of the note payable the Company owed to the note holder; 100,000 shares of common stock were issued pursuant to an employment agreement we entered into with our Vice President; 2,069,742 shares of common stock were issued upon the conversion of $2,069,742 of secured notes payable and associated accrued interest. In conjunction with this transaction, the Company recorded an induced conversion charge in accordance with SFAS 84, in the amount of $368,900, this is included in the interest expense. 98,442 shares of common stock were issued in settlement of $98,442 of accounts payable; and 150,000 shares of common stock were issued as fees to members of our Board of Directors for a loan and associated loan guarantees by the Board members.  Shares issued for non cash consideration were valued pursuant to EITF 96-18. The Company recorded a gain on settlement of debt of $32,820 and $6,742, respectively for the stock issued for settlement of accounts payable of $98,442 and for stock issued for interest settlement of notes.

Employee Stock Options

In September, 2006, our Board of Directors adopted the 2006 Employee Stock Option Plan, subject to shareholder approval, which was obtained at a special shareholders meeting.   Under the Plan, the Company may grant options for up to the greater of Three Million (3,000,000) or 10% of the number of shares of the Common Stock of Aura from time to time outstanding. The exercise price of each option shall be at least equal to the fair market value of such shares on the date of grant. The term of the options may not be greater than ten years, and they typically vest over a three year period.

During fiscal 2010, the Board of Directors determined that, in order to provide incentives to its employees, it was in the best interest of the Company to cancel and replace the outstanding employee options that had been granted.  With the employees consent, the Company cancelled all 1,941,500 outstanding employee options that previously had exercise prices ranging from $2.00 to $3.00, and issued 6,515,500 new five year options with a 3 year vesting period, and an exercise price of $1.50. Employees were given credit towards the three year vesting period extending from the date of their original hire.  In accordance with FASB ASC 718, the Company accounted for this transaction as a modification.  Accordingly, the incremental compensation cost resulting from this modification was determined to be $4,487,725 calculated as the difference between the fair value of the modified award and the fair value of the original award immediately before it was modified.  The fair values were calculated using the Black-Scholes option pricing.  Assumptions used for the modified award were a risk free rate of return of 3.23%, volatility of 141.61%, a dividend yield of 0%, and an expected life of 5 years.  Assumptions used for the original awards immediately before they were modified were risk free rates of return of ranging from 1.75% to 2.5%, volatility of 141.61%, a dividend yield of 0%, and expected lives ranging from 2.75 to 4 years.

Also during the year ended February 28, 2010, the Company granted 400,000 options to the President.  These options vest over three years, have an exercise price of $1.50, and have a five year life.  The grant date fair value of these options amounted to $ 330,187 which was calculated using the Black-Scholes option pricing model with the following assumptions:  risk free rate of return of 3.23%, volatility of 141.61%, a dividend yield of 0%, and an expected life of 5 years.

During the year ended February 28, 2009, the Company granted 450,000 options to an employee to purchase our stock at a price of $3.00.  These options were modified during the year ended February 28, 2010 as described above.

The Company incurred stock options related expenses of $4,308,448 and $378,184, during the years ended February 28, 2010 and 2009, respectively.

Activity in this plan is as follows:

	2006 Plan

	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Number of Options

Outstanding, February 28, 2008	$2.00-3.00	$0.00	1,491,500
Granted	$3.00		450,000
Cancelled	$3.00		(28,500)
Outstanding, February 28, 2009	$2.00-3.00		1,913,000
Granted	$1.50		6,915,500
Cancelled	$1.50-3.00		(2,545,000)
Outstanding, February 28, 2010	$1.50	$0.00	6,283,500

The exercise prices for the options outstanding at February 28, 2010, and information relating to these options is as follows:

Options Outstanding				Exercisable Options
Range of Exercise Price	Number	Weighted Average Remaining Life	Weighted Average Exercise Price	Weighted Average Remaining Life	Number	Weighted Average Exercise Price
$1.50	6,283,500	4.3 years	$1.50	4.3 years	5,917,583	$1.50

The weighted average fair values of the options on the date of grant for the year ended February 28, 2010 and 2009 were $0.83 per share and $1.24 per share, respectively.

A summary of the status of the Company’s non-vested shares as of February 28, 2010, and changes during the year ended February 28, 2010, is presented below:

Non-vested Shares	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at February 28, 2009	514,500	$1.24
Granted	6,915,500	$0.83
Vested	(6,233,881)	$0.83
Canceled	(830,202)	$1.08

Non-vested at February 28, 2010	365,917	$0.83

As of February 28, 2010, there was $528,834 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 2.25 years.

Warrants

Activity in issued and outstanding warrants is as follows:

	Number of Shares	Exercise Prices
Outstanding, February 28, 2008	6,980,179	$2.00-4.00
Granted	2,785,606	$1.00-$3.00
Exercised	(2,828,046)	$1.00
Cancelled	(3,332,451)	$3.00
Expired	(152,777)	$2.00-2.50
Outstanding, February 28, 2009	3,452,511	$2.00-3.00
Granted	3,254,710	$0.75-1.25
Exercised	(94,428)	$1.00
Outstanding, February 28, 2010	6,612,793	$0.75-4.00

During the year ended February 28, 2010, 1,900,000 warrants were granted to Board members and 300,000 were granted to an advisor to the Board. The warrants have an exercise price of $1.50. The grant date fair value of the warrants amounted to $1,836,531 which was calculated using the Black-Scholes option pricing model with the following assumptions: risk free rate of return of 3.23%, volatility of 141.61%, a dividend yield of 0%, and an expected life of five years. During the year ended February 28, 2010, the Company also granted 1,054,710 five year warrants attached to private placement of stock, with exercise prices ranging from $0.75-$1.25.

During the year ended February 28, 2009, 100,000 warrants were granted to a Board member as a fee for entering into a loan agreement with the Company, and 50,000 warrants, 12,500 each, were issued to the other four Board members as a fee for guaranteeing the note. The warrants have an exercise price of $3. The grant date fair value of the warrants amounted to $17,338 which was calculated using the Black-Scholes option pricing model with the following assumptions: risk-free rate of return of 2.25%, volatility of 80.28%, and dividend yield of 0% and expected life of five years. During the year ended February 28, 2009, the Company also re-priced 2,635,606 warrants granted originally with equity issuance in February 2006. The new exercise price was $1 per share.

The exercise prices for the warrants outstanding at February 28, 2010, and information relating to these warrants is as follows:

Range of Exercise Prices	Stock Warrants Outstanding	Stock Warrants Exercisable	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price of Warrants Outstanding	Weighted-Average Exercise Price of Warrants Exercisable	Intrinsic Value
$0.75-1.25	1,354,710	1,354,710	53 months	$1.25	$1.25	$0.00
$1.50	1,900,000	1,900,000	52 months	$1.50	$1.50	$0.00
$2.00-$3.00	1,934,991	1,934,991	12 months	$2.44	$2.49	$0.00
$3.50	805,589	805,589	22months	$3.50	$3.50	$0.00
$4.00	617,503	617,503	11 months	$4.00	$4.00	$0.00
	6,612,793	6,612,793

NOTE 10 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  During the years ended February 28, 2010 and 2009, the Company incurred losses of $16,092,777 and $9,843,962, respectively and had negative cash flows from operating activities of $6,285,449 and $6,311,970, respectively.

During the next twelve months we intend on expanding our AuraGen/Viper business both domestically and internationally. There are four major components necessary to execute a significantly expanding business; (i) augmentation of management and staff, (ii) purchase orders, (iii) facilities and equipment, and (iv) working capital.
We plan to add senior quality assurance and quality control staff as well as a number of mechanical and electrical engineers, a number of technicians, and a number of test engineers.

While no assurances can be given, we developed a business model for fiscal 2011 that projects over $30 million of business.   The projections are based on approximately $10 million for wind energy applications under the WePower agreement that was signed in February 2009, approximately $5.0 million for military applications, and estimates of approximately $10.0 million for transport refrigeration application.  Additionally, $5.0 million is projected for numerous industrial and OEM applications.  The total number of systems corresponding to the above projections is approximately 5,000.

In order to achieve the planned results we will need sufficient working capital for (i) daily operations, (ii) purchase of raw materials and subassemblies, (iii) purchase of the required equipment, and (iv) supporting cash flow.  Our cash flow analysis is based on certain assumptions that include 45 days for collection of account receivables after shipment, 30 day terms for accounts payable to vendors and suppliers, and all monthly operational costs paid during the month in which they are incurred.  Based on our business model and projections, as well as historical costs for COGS and other expenses, we determined that the Company will need to raise approximately $10.0 million in new capital. We can not guarantee, but we plan to raise the required capital through the private placement of equity or convertible debt.

We are selling systems for all of the applications currently identified in our business model for fiscal 2010. In addition, we are also in the process of enhancing our product line to address an even larger market segment.  We currently provide 5 kW, 8.5 kW and 16 kW solutions and we plan to introduce during the next twelve months 4kW, 12 kW, 25 kW and 50 kW solutions.  While there can be no assurances given that we will complete all the developments described above and be able to commercialize them in the planned time, our business model for fiscal 2010 does not contemplate sales for any product currently available.

If the Company is unable to generate profits and is unable to continue to obtain financing for its working capital requirements, it may have to curtail its business sharply or cease business altogether.

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

Because of our historic net losses and negative working capital position, our independent auditors, in their report on our consolidated financial statements for the year ended February 28, 2010 expressed substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that could result from the outcome of this uncertainty.

NOTE 11- INCOME TAXES

The Company did not record any income tax expense due to the net loss during the years ended February 28, 2010 and 2009. The actual tax benefit differs from the expected tax benefit computed by applying the combined United States corporate tax rate and the State of California tax rate of 40% to loss before income taxes as follows for the years ended February 28, 2010 and 2009:

		2010	2009
Current:	$		$
Federal		-		-
State		800		800

Total		800		800

Deferred
Federal		-		-
State		-		-

Total		-		-
Total Income Tax Provision
		$800		$800

The provision for income tax is included with other expense in the accompanying consolidated financial statements.

	2010	2009

Expected tax benefit	34.0%	34.0%
State income taxes, net of federal benefit	6.0	6.0
Changes in valuation allowance	(40.0)	(40.0)
Total	-%	- %

The following table summarizes the significant components of our deferred tax asset at February 28, 2010 and 2009:

	2010	2009
Deferred tax asset
Primarily relating to net operating loss carry-forwards, but also reserves for inventory and accounts receivable, stock-based compensation and other	$124,000,000	$119,000,000
Valuation allowance	(124,000,000)	(119,000,000)
Net deferred tax asset	$ -	$ -

We recorded an allowance of 100% for deferred tax assets due to the uncertainty of its realization.

At February 28, 2010, we had operating loss carry-forwards of approximately $310,000,000 for federal purposes, which expire through 2024, and $56,000,000 for state purposes, which expire through 2016.

We follow FASB ASC 740 related to uncertain tax positions. Under FASB ASC 740, the impact of an uncertain tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. At February 28, 2010 and 2009, we have no unrecognized tax benefits.

Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of February 28, 2010 and 2009, we have no accrued interest and penalties related to uncertain tax positions.

We are subject to taxation in the U.S. and California. Our tax years for 2008 and forward are subject to examination by our tax authorities. We are not currently under examination by any tax authority.

NOTE 12 - EMPLOYEE BENEFIT PLANS

We sponsor two employee benefit plans: The Employee Stock Ownership Plan (the "ESOP") and a 401(k) plan.

The ESOP is a qualified discretionary employee stock ownership plan that covers substantially all employees. We did not make any contributions to the ESOP during the years ended February 28, 2010 and February 28, 2009.

We sponsor a voluntary, defined contribution 401(k) plan. The plan provides for salary reduction contributions by employees and matching contributions by us of 100% of the first 4% of the employees' pre-tax contributions. The matching contributions included in expense were $73,193 and $30,821 for the years ended February 28, 2010 and 2009, respectively.

NOTE 13 - SEGMENT INFORMATION

We are a United States based company providing advanced technology products to various industries. The principal markets for our products are North America, Europe, and Asia.  All of our operating long-lived assets are located in the United States. We operate in one segment.

Total net revenues from customer geographical segments are as follows for the years ended February 28, 2010 and February 28, 2009:

	2010	2009

United States	$2,405,709	$1,697,089
Canada	280,501	282,736
Europe	51,117	6,139
Asia	477,465	429,565
Total	$3,214,792	$2,415,529

NOTE 14 – SUBSEQUENT EVENTS

Subsequent to the end of the year, we have received $1,050,000 from a member of our Board for a 10% demand note payable, and $360,000 from our CEO for a convertible note bearing interest at a rate of 10%. The note is for 120 days and is convertible into shares of our common stock at a price of $0.75 per share. We also issued 757,130 shares of common stock, with 350,642 warrants attached at an exercise price of $1.50, for net proceeds of $471,000.