Form 10-Q
period 2010-05-31
AURA SYSTEMS INC
filed 2010-07-16
CIK 826253

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended.................................................May 31, 2010
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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Class	Outstanding June 30, 2010

Common Stock, par value $0.0001 per share	54,344,575 shares

AURA SYSTEMS, INC. AND SUBSIDIARY

AURA SYSTEMS, INC. AND SUBSIDIARY

QUARTER ENDED MAY  31, 2010

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The consolidated financial statements included herein have been prepared by Aura Systems, Inc., (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC").  As contemplated by the SEC under Rule 10-01 of Regulation S-X, the accompanying consolidated financial statements and footnotes have been condensed and therefore do not contain all disclosures required by accounting principles generally accepted in the United States of America.  However, the Company believes that the disclosures are adequate to make the information presented not misleading.  These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended February 28, 2010 as filed with the SEC (file number 000-17249).

AURA SYSTEMS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	May 31, 2010	February 28, 2010
ASSETS
Current assets:
Cash and cash equivalents	$14,903	$45,294
Accounts receivable, net of allowance for doubtful accounts of $50,000 at May 31 and February 28,2010, respectively	423,324	313,671
Inventory - current	1,500,000	1,500,000
Other current assets	269,941	241,749
Total current assets	2,208,168	2,100,714

Property, plant, and equipment, net	520,891	557,838
Inventory, non-current, net of allowance for obsolete inventory of $2,467,459 and $2,212,626 at May 31 and February 28, 2010, respectively	2,138,521	2,140,194

Total assets	$4,867,580	$4,798,746

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$1,173,332	$1,130,276
Notes payable	490,000	547,500
Notes payable- related party, net of debt discount of $23,400 at May 31, 2010	6,536,600	5,150,000
Accrued expenses	2,566,805	2,221,759
Customer advances	334,477	411,616

Total current liabilities	11,101,214	9,461,151

Convertible note payable	500,000	500,000

Total liabilities	11,601,214	9,961,151

Commitments

Stockholders' deficit :
Common stock, $0.0001par value; 75,000,000 shares authorized at May 31 and February 28, 2010; 54,344,575 and 52,689,061 issued and outstanding at May 31 and February 28, 2010	5,434	5,268
Additional paid-in capital	376,146,801	374,890,469
Accumulated deficit	(382,885,869)	(380,058,142)

Total stockholders' deficit	(6,733,634)	(5,162,405)

Total liabilities and stockholders' deficit	$4,867,580	$4,798,746

See accompanying notes to these un-audited condensed consolidated financial statements.

AURA SYSTEMS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED MAY 31, 2010 AND 2009

(Un-audited)

	May 31

	2010	2009

Net Revenues	$587,988	$632,695

Cost of goods sold	300,134	301,092

Gross Profit	287,854	331,603

Expenses
Engineering, research and development expenses	461,690	509,132
Selling, general and administrative	2,328,464	1,789,695
Stock Option expense	43,565	83,506

Total costs and expenses	2,833,719	2,382,333

Loss from operations	(2,545,865)	(2,050,730)

Other (income) and expense
Interest expense, net	220,526	100,404
Loss on settlement of debt	57,032	22,750
Other income, net	4,303	(2,775)
Total other (income) expense	281,861	78,673

Net Loss	$(2,827,726)	$(2,171,109)

Total basic and diluted loss per share	(0.05)	$(0.05)

Weighted average shares used to compute basic and diluted loss per share	53,312,554	46,641,265

See accompanying notes to these un-audited condensed consolidated financial statements.

AURA SYSTEMS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MAY 31, 2010 AND 2009
(Un-audited)

	2010	2009
Cash flow from operating activities:
Net Loss	$(2,827,726)	$(2,171,109)
Adjustments to reconcile Net loss to net cash used in operating activities
Depreciation Expense	46,545	24,465
Loss on settlement of debt	57,032	22,750
Beneficial conversion	48,600	-
Stock issued for services	488,000	-
Amortization of debt discount	-	18,956
Stock options and warrants expense	43,565	83,506
(Increase) decrease in: Accounts receivable	(109,653)	42,450
Inventory	1,673	61,090
Other current assets and deposit	(28,192)	(63,406)
Increase (decrease) in:
Accounts payable, customer deposit and accrued expenses	328,439	371,758
Net cash used in operations	(1,951,717)	(1,609,540)

Investing activities:
Acquisition of plant and equipment	(9,599)	(108,685)

Net cash used by investing activities	(9,599)	(108,685)

Financing activities:
Issuance of common stock	470,925	465,000
Proceeds from notes payable, net	1,460,000	892,500
Exercise of warrants	-	94,428

Net cash provided by financing activities:	1,930,925	1,451,928

Net increase (decrease) in cash & cash equivalents	(30,391)	(266,297)

Cash and cash equivalents at beginning of period	45,294	317,256

Cash and cash equivalents at end of period	$14,903	$50,959

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$-	$8,761
Income taxes	$-	$-

Un-audited supplemental disclosure of non-cash investing and financing activities:

During the quarter ended May 31, 2010, $124,978 of notes payable and accrued interest was converted into 235,000 shares of common stock. We also issued 20,000 shares of our Common Stock in satisfaction of $20,000 in accounts payable.

See accompanying notes to these un-audited condensed consolidated financial statements.

AURA SYSTEMS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2010

(Un-audited)

1)         Basis of Presentation

                     The condensed consolidated financial statements include the accounts of Aura Systems, Inc. and subsidiary ("the Company").  All inter-company balances and inter-company transactions have been eliminated.

                    In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (which include normal recurring adjustments) and reclassifications for comparability necessary to present fairly the financial position of Aura Systems, Inc. and subsidiaries at May 31, 2010 and the results of its operations for the three months ended May 31, 2010 and 2009.

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

Accounts Receivable

The Company grants credit to its customers generally in the form of short-term trade accounts receivable.  Accounts receivable are stated at the amount that management expects to collect from outstanding balances.  When appropriate, management provides for probable un-collectible amounts through an allowance for doubtful accounts.  Management primarily determines the allowance based on the aging of accounts receivable balances, historical write-off experience, customer concentrations, customer creditworthiness and current industry and economic trends.  Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the allowance for doubtful accounts and a credit to accounts receivable.

Inventories

Inventories are valued at the lower of cost (first-in, first-out) or market, on a standard cost basis.  We review the components of inventory on a regular basis for excess or obsolete inventory based on estimated future usage and sales.  As further described in Note 3, due to continuing lower than projected sales, we are holding inventories in excess of what we expect to sell in the next fiscal year. As of May 31 and February 28, 2010, $2,138,521, and $2,140,194, respectively, of inventories have been classified as long-term assets.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the three month periods ended May 31, 2010 and 2009, the Company incurred losses of $2,827,726 and $2,171,109, respectively and had negative cash flows from operating activities of $1,951,717and $1,609,540, respectively, during the three month periods ended May 31, 2010 and 2009.

If the Company is unable to generate profits or continue to obtain financing for its working capital requirements, it may have to curtail its business sharply or cease business altogether.

The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to retain its current financing, to obtain additional financing, and ultimately to attain profitability. Our independent auditors, in their report on the Company’s financial statements for the year ended February 28, 2010 expressed substantial doubt about the Company’s ability to continue as a going concern.

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

In June 2009, the FASB issued ASC 860 (previously SFAS No. 166, “Accounting for Transfers of Financial Assets”), which requires additional information regarding transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for de-recognizing financial assets, and requires additional disclosures. SFAS 166 is effective for fiscal years beginning after November 15, 2009. There was no material impact upon the adoption of this standard on the Company’s consolidated financial statements.

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

Reclassifications

Certain reclassifications have been made to the prior period financial statements to conform to the 2010 presentation.

3)         Inventories

          Inventories, stated at the lower of cost (first in, first out) or market, consist of the following:

	May 31, 2010	February 28, 2010

Raw materials	$2,320,254	$2,626,206
Finished goods	3,485,726	3,226,614
Reserved for potential product obsolescence	(2,030,959)	(2,076,018)

	3,775,021	3,776,802
Non-current portion	(2,138,521)	(2,140,194)
Discount on long term inventory	(136,500)	(136,608)

Current portion	$1,500,000	$1,500,000

          Inventories consist primarily of components and completed units for the Company's AuraGen product.

          We do not expect to realize all of our inventories within the 12-month period ending May 31, 2011.  Because of this, we have assessed the net realizability of these assets, the proper classification of the inventory, and the potential obsolescence of inventory.  The net inventories as of May 31 and February 28, 2010, which are not expected to be realized within a 12-month period, have been reclassified as long term.  We have also recorded a reserve for obsolescence of $2,030,959 and $2,076,018 at May 31 and February 28, 2010, respectively.

4)        Property, Plant & Equipment

Property, plant, and equipment at May 31, 2010 and February 28, 2010 consisted of the following:

	May 31, 2010	February 28, 2010

Machinery and equipment	$1,060,519	$1,060,519
Furniture and fixtures	1,499,699	1,493,293
Leasehold Improvements	485,080	481,887

	3,045,298	3,035,699
Less accumulated depreciation and amortization	2,524,407	2,477,861

Property, plant and equipment, net	$520,891	$557,838

Depreciation and amortization expense was $46,545 and $24,465, for the three month periods ended May 31, 2010, and 2009.

5)           Accrued expenses

Accrued expenses at May 31, 2010 and  February 28, 2010 consisted of the following:

	May 31, 2010	February 28, 2010

Accrued payroll and related expenses	$1,889,981	$1,716,279
Accrued interest	624,205	494,830
Other	29,219	10,650

Total	$2,543,405	$2,221,759

6)         Notes Payable and Other Liabilities

         Notes payable at May 31, 2010 and February 28, 2010 consisted of the following:

	May 31, 2010	February 28, 2010

Demand notes payable (a)	$100,000	$90,000
Convertible notes payable (b)	890,000	957,500
	990,000	1,047,500

Less: Current portion	490,000	547,500

Long-term portion	$500,000	$500,000

(a)           At May 31, 2010 consists of two unsecured demand notes payable of $50,000 each, with interest at an annual rate of 10%, on which $1,768 in interest was accrued during the period ended May 31, 2010. At February 28, 2010 consists of one unsecured demand note payable of $50,000, with interest at an annual rate of 10%, on which $5,229 in interest was accrued during the year ended February 28, 2010, and one unsecured demand note with an original balance of $140,000, an additional $50,000 loaned during July 2009, and a remaining balance of $40,000.

(b)           Consists of an unsecured convertible note payable totaling $500,000, bearing interest at a rate of 7%, due in 2013. The note is convertible into our common stock at a price of $3 per share. The Company accrued  interest of $8,761 on the note during the period ended May 31, 2010. Also consists of four unsecured convertible notes entered into during the second quarter of fiscal 2010 totaling $390,000. The notes carry an interest rate of 10%, are for a term of 180 days, and are convertible into common stock of the company at $0.75 per share. The company accrued interest of $9,786 on the notes during the period ended May 31, 2010. At February 28, 2010 this also included $67,500 in 10% demand notes payable that were converted into Common Stock of the Company during the quarter ended May 31, 2010.  Except for the $500,000 note due in 2013, these notes are past due and therefore due on demand.

Future maturities of notes payable at May 31, 2010 are as follows:

Year Ending February 28,
2011	$ 490,000
2012	-
2013	500,000
Total	$ 990,000

7)        Notes Payable- Related Party

At February 28, 2010 the balance consists of $5,150,000 unsecured notes payable to a member of our Board of Directors, payable on demand, bearing interest at a rate of 10% per annum. During the three month period ended May 31, 2010, the Company received additional financing of $1,050,000 from the related party, also at an interest rate of 10%, and $138,301 accrued and unpaid interest for the period was included in accrued expenses. Also consists of a $360,000 unsecured convertible note payable to our CEO entered into in March 2010, less a debt discount of $23,400. The note is for 120 days, carries an interest rate of 10% and is convertible into shares of our common stock at a price of $0.75 per share. During the period ended May 31, 2010, we accrued $7,930 in interest on the note.

8)         Capital

During the quarter ended May 31, 2010, we issued 757,130 shares of Common Stock for cash consideration of $470,925. We also issued 235,000 shares of Common Stock for the conversion of $124,978 of notes payable and accrued interest. We also issued 643,384 shares of Common Stock for services valued at $468,000.

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

Employee Stock Options

In September 2006, our Board of Directors adopted the 2006 Employee Stock Option Plan. Activity in this plan is as follows:

	2006 Plan
	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Number of Options
Outstanding, February 28, 2010	$1.50		6,283,500
Issued	$1.50		224,000
Cancelled	$1.50		(3,000)
Outstanding, May 31, 2010	$1.50		6,504,500

The exercise prices for the options outstanding at May 31, 2010, and information relating to these options is as follows:

Options Outstanding				Exercisable Options
Range of Exercise Price	Number	Weighted Average Remaining Life	Weighted Average Exercise Price	Weighted Average Remaining Life	Number	Weighted Average Exercise Price
$1.50	6,504,500	3.98 years	$1.50	3.95 years	6,230,745	$1.50

Warrants

Activity in issued and outstanding warrants is as follows:

	Number of Shares	Exercise Prices
Outstanding, February 28, 2010	6,612,793	$0.75-4.00
Issued	350,642	$1.50
Outstanding, May 31, 2010	6,963,435	$0.75-4.00

The exercise prices for the warrants outstanding at May 31, 2010, and information relating to these warrants is as follows:

Range of Exercise Prices	Stock Warrants Outstanding	Stock Warrants Exercisable	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price of Warrants Outstanding	Weighted-Average Exercise Price of Warrants Exercisable	Intrinsic Value
$1.50	350,642	350,642	93 months	$1.50	$1.50	$0.00
$0.75-1.25	1,354,710	1,354,710	50 months	$1.25	$1.25	$0.00
$1.50	1,900,000	1,900,000	49 months	$1.50	$1.50	$0.00
$2.00-$3.00	1,934,991	1,934,991	9 months	$2.44	$2.49	$0.00
$3.50	805,589	805,589	19 months	$3.50	$3.50	$0.00
$4.00	617,503	617,503	8 months	$4.00	$4.00	$0.00
	6,963,435	6,963,435

9)            Segment Information

We are a United States based company providing advanced technology products to various industries. The principal markets for our products are North America, Europe, and Asia.  All of our operating long-lived assets are located in the United States. We operate in one segment.

Total net revenues from customer geographical segments are as follows for the three month periods ended May 31, 2010 and 2009:

	2010	2009

United States	$393,802	$612,291
Canada	81,339	4,493
Asia	99,000	0
Europe	6,347	15,911
Other	7,500	-

Total	$587,988	$632,695

10)           Significant Customers

          In the three months ended May 31, 2010, we sold AuraGen related products to three significant customers whose sales comprised 29%, 17% and 13% of net sales, respectively.  These customers are not related to or affiliated with us. In the three months ended May 31, 2009, we sold AuraGen related products to two significant customers whose sales comprised 64% and 14% of net sales, respectively.  These customers are not related to or affiliated with us.

          At May 31, 2010, we held accounts receivable from these customers for totaling 37%, 1% and 15%, respectively, of net accounts receivable.  At May 31, 2009, we held accounts receivable from these customers for totaling 52% and 19%, respectively, of net accounts receivable.

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

•
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

Our financial statements included in this report have been prepared on the assumption that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, as a result of our losses from operations, there is substantial doubt about our ability to continue as a going concern. . Our independent auditors, in their report on the Company’s financial statements for the year ended February 28, 2010 expressed substantial doubt about the Company’s ability to continue as a going concern.   The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from our possible inability to continue as a going concern.

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

Results of Operations

          First Quarter FY 2011 compared to First Quarter FY 2010

           Net revenues for the three months ended May 31, 2010 (the “First Quarter FY2011”) decreased $44,707 to $587,988, from $632,695 in the three months ended May 31, 2009 (the “First Quarter FY 2010”), a decrease of 7%. At the relatively low level of sales currently generated by the Company, net revenue can fluctuate substantially quarter to quarter based upon the timing of when orders come in and shipments are made.

           Cost of goods decreased to $300,134 in the First Quarter FY 2011, from $301,092 in the First Quarter FY 2010, as a result of the decrease in net revenues.

           Engineering, research and development expenses decreased $47,442 (9%) to $461,690 in the First Quarter FY2011 from $509,132 in the First Quarter FY 2010. The decrease was due primarily to the downsizing of the facility in Georgia.

           Selling, general and administrative expenses increased $538,769 (30%) to $2,328,464 in the First Quarter FY 2011 from $1,789,695 in the First Quarter FY 2010. The increase is primarily due to non-cash charges of approximately $490,000 for stock issued for the payment of services relating to marketing and investor relations, and stock issued as a finders fee to an individual relating to previous private placements.

           Net interest expense in the First Quarter FY 2011 increased $120,022 to $220,526 from $100,404 in the First Quarter FY 2010. The increase is primarily attributable to the increased interest expense associated with the loans from a member of our Board, partially offset by a decrease in other loans that were converted into our common stock in the fourth quarter of the prior fiscal year. The loans from our board member totaled $6.2 million as of May 31, 2010, compared to $2.5 million at May 31, 2009, and carry an interest rate of 10%.

           Our net loss for the First Quarter FY 2011 increased $656,617 (28%) to $2,827,726 from $2,171,109 in the First Quarter FY 2010 primarily as a result of the non-cash charges noted above and the increased interest expense coupled with the decrease in gross margin resulting from the decrease in net revenues.

Liquidity and Capital Resources

We had cash of approximately $15,000 and $45,000 at May 31, 2010, and February 28, 2010, respectively.  We had a working capital deficit at May 31, 2010, and February 28, 2010 of $(8,893,046) and $(7,360,437), respectively. The working capital deficit includes demand notes payable to a board member of $6,200,000 and $5,150,000 at May 31 and February 28, 2010, respectively, and a 120 day convertible note payable to our CEO of $360,000 at May 31, 2010.  At May 31, 2010, we had accounts receivable, net of allowance for doubtful accounts, of $423,324 compared to $313,671 at February 28, 2010.

Net cash used in operations for the quarter ended May 31, 2010, was $1,951,717, an increase of approximately $360,000 from the comparable quarter in the prior fiscal year. Net cash provided by financing activities during the quarter ended May 31, 2010, was $1,930,925, resulting primarily from net proceeds from notes payable of  $1,460,000, along with proceeds from the sale of Common Stock totaling approximately $470,000.

We paid $9,599 for acquisitions of property and equipment in the First Quarter FY2011 compared to $108,685 for acquisitions of property and equipment in the First Quarter FY2010. The acquisitions in the prior year were primarily leasehold improvements to our new facility.

Accrued expenses at May 31, 2010, increased approximately $322,000 from the February 28, 2010 balance. The increase is primarily due to an increase in payroll and payroll related expenses of approximately $170,000 resulting from the deferral of salaries by several members of senior management, until such time as cash flow allows these amounts to be paid, and an increase in accrued interest on our outstanding notes payable of approximately $150,000.

                     Net proceeds from the issuance of debt totaled $1,460,000 in the First Quarter FY 2011, compared with $892,500 in the First Quarter FY 2010. Included in the debt proceeds of $1,460,000 in the first quarter of FY2011 is a total of $1,050,000 from a member of our Board and $360,000 from our CEO. Subsequent to the end of the first quarter of FY 2011, the board member loaned the Company an additional $850,000 under the same terms and conditions as the previous loans. As of June 30, 2010, the total amount owing this board member is $7,050,000 plus accrued interest of approximately $591,500. If the Board member were to demand repayment, we do not currently have the resources to make the payment.

The Company had a deficit in shareholders’ equity at May 31, 2010 of $6,733,634, compared to $5,162,405 at February 28, 2010. The deficit includes $8,316,291 of non-cash expenses resulting from charges for stock option and warrant expense for fiscal years 2008, 2009, 2010, and the first quarter of fiscal 2011.

Since 2002 substantially all of our revenues from operations have been derived from sales of the AuraGen®. The cash flow generated from our operations to date has not been sufficient to fund our working capital needs, and we cannot predict when operating cash flow will be sufficient to fund working capital needs.

In the past, in order to maintain liquidity we have relied upon external sources of financing, principally equity financing and private  indebtedness. We have no bank line of credit and require additional debt or equity financing to fund ongoing operations. The issuance of additional shares of equity in connection with any such financing could dilute the interests of our existing stockholders, and such dilution could be substantial. If we cannot raise needed funds, we would also be forced to make further substantial reductions in our operating expenses, which could adversely affect our ability to implement our current business plan and ultimately our viability as a company.

Capital Transactions

During the quarter ended May 31, 2010, we issued 757,130 shares of Common Stock for cash consideration of $470,925. We also issued 235,000 shares of Common Stock for the conversion of $124,978 of notes payable and accrued interest. We also issued 643,384 shares of Common Stock for services valued at $468,000.

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

ITEM 4T.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit, is recorded, processed, summarized and reported, within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.   Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures and have concluded, as of May 31, 2010, that they were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended May 31, 2010, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

 PART II - OTHER INFORMATION

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended May 31, 2010, we issued 757,130 shares of Common Stock for cash consideration of $470,925. We also issued 235,000 shares of Common Stock for the conversion of $124,978 of two notes payable and accrued interest. We also issued 643,384 shares of Common Stock for services valued at $468,000. We also entered into a 120 day Convertible Note Payable with our CEO for $360,000, which is convertible into our Common Stock at a price of $0.75 per share.

All of the sales of unregistered securities are believed to be exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 as these offerings were a private placement to a limited number of qualified investors without public solicitation or advertising.

ITEM 6.  Exhibits

10.1	Convertible note payable dated March 12, 2010, by and between Melvin Gagerman and the Company.
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

Date: July 16, 2010

By:    /s/ Melvin Gagerman

Melvin Gagerman

Chief Financial Officer

(Principal Financial and Accounting Officer

and Duly Authorized Officer)