Form 10-Q
period 2010-08-31
AURA SYSTEMS INC
filed 2010-10-20
CIK 826253

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended.................................................August 31, 2010
OR

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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Class	Outstanding September 30, 2010

Common Stock, par value $0.0001 per share	54,959,638 shares

AURA SYSTEMS, INC. AND SUBSIDIARY

AURA SYSTEMS, INC. AND SUBSIDIARY

QUARTER ENDED AUGUST  31, 2010

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

AURA SYSTEMS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	August 31, 2010	February 28, 2010
ASSETS
Current assets:
Cash and cash equivalents	$-	$45,294
Accounts receivable, net of allowance for doubtful accounts of $50,000 at August 31 and February 28, 2010	667,497	313,671
Inventory - current	1,500,000	1,500,000
Other current assets	292,274	241,749
Total current assets	2,459,771	2,100,714

Property, plant, and equipment, net	474,070	557,838
Inventory, non-current, net of allowance for obsolete inventory of $2,467,459 and $2,212,626 at August 31 and February 28, 2010, respectively	2,079,301	2,140,194

Total assets	$5,013,142	$4,798,746

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Book overdraft	$37,089	$-
Accounts payable	1,312,071	1,130,276
Notes payable	440,000	547,500
Notes payable- related party	7,710,000	5,150,000
Accrued expenses	2,992,394	2,221,759
Customer advances	318,828	411,616
Stock to be issued	704,000	-

Total current liabilities	13,514,382	9,461,151

Convertible note payable	500,000	500,000

Total liabilities	14,014,382	9,961,151

Commitments and contingencies

Stockholders' deficit :
Common stock, $0.0001par value; 75,000,000 shares authorized at August 31 and February 28, 2010; 54,959,638 and 52,689,061 issued and outstanding at August 31 and February 28, 2010	5,496	5,268
Additional paid-in capital	376,658,447	374,890,469
Accumulated deficit	(385,665,183)	(380,058,142)

Total stockholders' deficit	(9,001,240)	(5,162,405)

Total liabilities and stockholders' deficit	$5,013,142	$4,798,746

See accompanying notes to these un-audited condensed consolidated financial statements.

AURA SYSTEMS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND SIX MONTHS ENDED AUGUST 31, 2009 AND 2008

	Unaudited Three Months		Six Months
	2010	2009	2010	2009
Net Revenues	$997,479	$632,111	$1,585,467	$1,264,806

Cost of goods sold	483,713	519,944	783,847	821,036

Gross Profit	513,766	112,167	801,620	443,770

Expenses
Engineering, research and development expenses	350,965	555,143	812,655	1,064,275
Selling, general and administrative expenses	2,661,303	1,941,855	4,989,767	3,731,550
Stock option compensation expense	42,717	6,561,011	86,282	6,644,518
Total costs and expenses	3,054,985	9,058,009	5,888,704	11,440,343

Loss from operations	(2,541,219)	(8,945,842)	(5,087,084)	(10,996,573))

Other income and (expense)
Interest expense, net	(238,095)	(235,829)	(458,621)	(336,233)
Loss on settlement of debt	-	-	(57,032)	-
Other income (expense), net	-	(19,075)	(4,303)	(21,850)
Total other income (expense)	(238,095)	(254,904)	(519,956)	(358,083)
Net Loss	$(2,779,314)	$(9,073,629)	$(5,607,040)	$(11,354,656)

Total basic and diluted loss per share	$(0.05)	$(0.19)	$(0.10)	$(0.24)
Weighted average shares used to compute basic and diluted income (loss) per share	54,597,759	47,425,400	53,955,156	47,035,475
Basic and diluted weighted average number of shares outstanding are equivalent because the effect of dilutive securities is anti-dilutive

See accompanying notes to these un-audited condensed consolidated financial statements.

AURA SYSTEMS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED AUGUST 31, 2010 AND 2009
(Unaudited)

	2010	2009
Cash flow from operating activities:
Net Loss	$(5,607,040)	$(11,354,656)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	93,366	55,634
Amortization of debt discount	72,000	140,566
Loss on settlement of debt	57,032	22,750
Stock options and warrants expense	86,281	6,644,518
Stock issued for services	776,000	-
(Increase) decrease in: Accounts receivable	(353,826)	(114,122)
Inventory	60,893	213,497
Other current assets and deposit	(50,525)	(54,507)
Increase (decrease) in:
Accounts payable, customer deposit and accrued expenses	1,095,199	756,557
Net cash used in operations	(3,770,620)	(3,689,763)

Investing activities:
Acquisition of plant and equipment	(9,599)	(200,625)

Financing activities:
Issuance of common stock	470,925	785,000
Proceeds from (repayments of) notes payable, net	2,560,000	2,927,500
Proceeds from stock to be issued	704,000	-
Exercise of warrants	-	94,428

Net cash provided by financing activities:	3,734,925	3,806,928

Net increase (decrease) in cash & cash equivalents	(45,294)	(83,460)

Cash and cash equivalents at beginning of period	45,294	317,256

Cash and cash equivalents at end of period	$-	$233,796

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$9,862	$17,424
Income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

During the six months ended August 31, 2010, $124,978 of notes payable and accrued interest were converted into 235,000 shares of common stock, $180,990 of accounts payable was settled with 235,063 shares of common stock and 1,043,384 shares of common stock were issued for services rendered valued at $776,000.

See accompanying notes to these un-audited condensed consolidated financial statements.

AURA SYSTEMS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2010

(Unaudited)

1)         Basis of Presentation

                     The condensed consolidated financial statements include the accounts of Aura Systems, Inc. and subsidiary ("the Company").  All inter-company balances and inter-company transactions have been eliminated.

                    In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (which include normal recurring adjustments) and reclassifications for comparability necessary to present fairly the financial position of Aura Systems, Inc. and subsidiaries at August 31, 2010 and the results of its operations for the three and six months ended August 31, 2010 and 2009.

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

Inventories

Inventories are valued at the lower of cost (first-in, first-out) or market, on a standard cost basis.  We review the components of inventory on a regular basis for excess or obsolete inventory based on estimated future usage and sales.  As further described in Note 3, due to continuing lower than projected sales, we are holding inventories in excess of what we expect to sell in the next fiscal year. As of August 31 and February 28, 2010, $2,079,301, and $2,140,194, respectively, of inventories have been classified as long-term assets.

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

We have significant income tax net operating losses; however, due to the uncertainty of the realize-ability of the related deferred tax asset and other deferred tax assets, a valuation allowance equal to the amount of deferred tax assets has been established at August 31 and February 28, 2010.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the six month periods ended August 31, 2010 and 2009, the Company incurred losses of $5,607,041 and $11,354,656, respectively and had negative cash flows from operating activities of $3,770,620 and $3,689,763, respectively, during the six month periods ended August 31, 2010 and 2009.

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

Reclassifications

Certain reclassifications have been made to the prior period financial statements to conform to the 2010 presentation.

3)         Inventories

          Inventories, stated at the lower of cost (first in, first out) or market, consist of the following:

	August 31, 2010	February 28, 2010

Raw materials	$2,343,214	$2,626,206
Finished goods	3,355,053	3,226,614
Reserved for potential product obsolescence	(1,986,245)	(2,076,018)

	3,712,022	3,776,802
Non-current portion	(2,079,301)	(2,140,194)
Discount on long term inventory	(132,721)	(136,608)

Current portion	$1,500,000	$1,500,000

          Inventories consist primarily of components and completed units for the Company's AuraGen product.

          We do not expect to realize all of our inventories within the 12-month period ending August 31, 2011.  Because of this, we have assessed the net realize-ability of these assets, the proper classification of the inventory, and the potential obsolescence of inventory.  The net inventories as of August 31 and February 28, 2010, which are not expected to be realized within a 12-month period, have been reclassified as long term.  We have also recorded a reserve for obsolescence of $2,467,459 and $2,212,626 at August 31 and February 28, 2010, respectively.

4)        Property, Plant & Equipment

Property, plant, and equipment at August 31, 2010 and February 28, 2010 consisted of the following:

	August 31, 2010	February 28, 2010

Machinery and equipment	$964,111	$1,060,519
Furniture and fixtures	163,302	1,493,293
Leasehold Improvements	485,080	481,887

	1,612,493	3,035,699
Less accumulated depreciation and amortization	1,138,423	2,477,861

Property, plant and equipment, net	$474,070	$557,838

Depreciation and amortization expense was $93,366 and $55,634, for the six month periods ended August 31, 2010, and 2009.

5)           Accrued expenses

Accrued expenses at August 31, 2010 and  February 28, 2010 consisted of the following:

	August 31, 2010	February 28, 2010

Accrued payroll and related expenses	$2,110,660	$1,716,279
Accrued interest	851,469	494,830
Other	30,265	10,650

Total	$2,992,394	$2,221,759

6)         Notes Payable and Other Liabilities

         Notes payable at August 31, 2010 and February 28, 2010 consisted of the following:

	August31, 2010	February 28, 2010

Demand notes payable (a)	$50,000	$90,000
Convertible notes payable (b)	890,000	957,500
	940,000	1,047,500

Less: Current portion	440,000	547,500

Long-term portion	$500,000	$500,000

(a)           Consists of one unsecured demand note payable, with interest at an annual rate of 10%, on which $2,547 in interest was accrued during the period ended August 31, 2010.

(b)           Consists of an unsecured convertible note payable totaling $500,000, bearing interest at a rate of 7%, due in 2013. The note is convertible into our common stock at a price of $3 per share. The Company accrued  interest of $17,562 on the note during the period ended August 31, 2010. Also consists of four unsecured convertible notes entered into during the second quarter of fiscal 2010 totaling $390,000. The notes carry an interest rate of 10%, are for a term of 180 days, and are convertible into common stock of the company at $0.75 per share. The company accrued interest of $19,864 on the notes during the period ended August 31, 2010.  Except for the $500,000 note due in 2013, these notes are past due and therefore due on demand.

Future maturities of notes payable at August 31, 2010 are as follows:

Year Ending February 28,
2011	$ 440,000
2012	-
2013	500,000
Total	$ 940,000

7)        Notes Payable- Related Party

At February 28, 2010 the balance consists of $5,150,000 unsecured notes payable to a member of our Board of Directors, payable on demand, bearing interest at a rate of 10% per annum. During the six month period ended August 31, 2010, the Company received additional financing of $2,200,000 from the related party, also at an interest rate of 10%, and $322,507 accrued and unpaid interest for the period was included in accrued expenses. Also consists of a $360,000 unsecured convertible note payable to our CEO entered into in March 2010. The note is for 120 days, carries an interest rate of 10% and is convertible into shares of our common stock at a price of $0.75 per share. During the period ended August 31, 2010, we accrued $18,336 in interest on the note.  As of August 31, 2010, we are in default on our note payable to our CEO and it is now due on demand.

8)         Capital

During the six months ended August 31, 2010, we issued 757,130 shares of Common Stock for cash consideration of $470,925. We also issued 235,000 shares of Common Stock for the conversion of $124,978 of notes payable and accrued interest, 1,043,384 shares of Common Stock for services valued at $776,000, and 215,063 shares of  Common Stock for the settlement of $160,990 of accounts payable.

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

Employee Stock Options

In September 2006, our Board of Directors adopted the 2006 Employee Stock Option Plan. Activity in this plan is as follows:

	2006 Plan
	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Number of Options
Outstanding, February 28, 2010	$1.50		6,283,500
Issued	$1.50		224,000
Cancelled	$1.50		(3,000)
Outstanding, August 31, 2010	$1.50		6,504,500

The exercise prices for the options outstanding at August 31, 2010, and information relating to these options is as follows:

Options Outstanding				Exercisable Options
Range of Exercise Price	Number	Weighted Average Remaining Life	Weighted Average Exercise Price	Weighted Average Remaining Life	Number	Weighted Average Exercise Price
$1.50	6,504,500	3.73 years	$1.50	3.70 years	6,230,745	$1.50

Warrants

Activity in issued and outstanding warrants is as follows:

	Number of Shares	Exercise Prices
Outstanding, February 28, 2010	6,612,793	$0.75-4.00
Issued	350,642	$1.50
Outstanding, August 31, 2010	6,963,435	$0.75-4.00

The exercise prices for the warrants outstanding at August 31, 2010, and information relating to these warrants is as follows:

Range of Exercise Prices	Stock Warrants Outstanding	Stock Warrants Exercisable	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price of Warrants Outstanding	Weighted-Average Exercise Price of Warrants Exercisable	Intrinsic Value
$1.50	350,642	350,642	90 months	$1.50	$1.50	$0.00
$0.75-1.25	1,354,710	1,354,710	47 months	$1.25	$1.25	$0.00
$1.50	1,900,000	1,900,000	46 months	$1.50	$1.50	$0.00
$2.00-$3.00	1,934,991	1,934,991	6 months	$2.44	$2.49	$0.00
$3.50	805,589	805,589	16 months	$3.50	$3.50	$0.00
$4.00	617,503	617,503	5 months	$4.00	$4.00	$0.00
	6,963,435	6,963,435

9)            Segment Information

We are a United States based company providing advanced technology products to various industries. The principal markets for our products are North America, Europe, and Asia.  All of our operating long-lived assets are located in the United States. We operate in one segment.

Total net revenues from customer geographical segments are as follows for the six month periods ended August 31, 2010 and 2009:

	2010	2009

United States	$833,593	$1,076,346
Canada	430,786	162,293
Asia	307,008	9,276
Europe	6,580	16,891
Other	7,500	-

Total	$1,585,467	$1,264,806

10)           Significant Customers

          In the six months ended August 31, 2010, we sold AuraGen related products to three significant customers whose sales comprised 26%, 22% and 19% of net sales, respectively.  These customers are not related to or affiliated with us.

          At August 31, 2010, we held accounts receivable from these customers for totaling 31%, 13% and 17%, respectively, of net accounts receivable.

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

Results of Operations

         Six months FY 2011 compared to six months FY 2010

Net revenues for the six months ended August 31, 2010 (the “Six Months FY2011”) increased $320,661 to $1,585,467, from $1,264,806 in the six months ended August 31, 2009 (the “Six Months FY2010”), an increase of 25%. The increase is due primarily to an increase in sales to three existing customers.
.
Cost of goods decreased $37,189 to $783,847 in the Six Months FY2011, from $821,036 in the Six Months FY2010, a decrease of 5%. The prior year had a charge to inventory of $120,000. Without this charge, the prior year cost of goods would have been approximately $701,000 resulting in an increase in the current year of approximately $83,000, or 12%.

Engineering, research and development expenses decreased $251,620 (24%) to $812,655 in the Six Months FY2011 from $1,064,275 in the Six Months FY2010. The decrease is primarily attributable to the downsizing of the facility in Georgia to a smaller space resulting in lower rent, and the reduction of the workforce there.

Selling, general and administrative expenses increased $1,258,217 (34%) to $4,989,767 in the Six Months FY2011 from $3,731,550 in the Six Months FY2010.    The increase is primarily attributable to non-cash charges of $776,000 for stock issued for the payment of services relating to marketing and investor relations along with stock issued as a finders fee related to prior financing, along with an increase in legal fees of approximately $100,000 related primarily to patent review and updating, and legal work on potential financing transactions.

Stock option compensation expense decreased $6,558,236 from the prior year period. In the prior year period, existing employee stock options were cancelled and were replaced with new options. The terms of the re-issuance resulted in the majority of the stock option expense being  recognized in the quarter in which the options were issued, with substantially reduced expense in the subsequent periods.

Net interest expense in the Six Months FY2011 increased $122,388 (36%) to $458,621 from $336,233 in the Six Months FY2010 as a result of our increased debt levels, primarily the 10% demand note from a member of our Board of Directors, which has increased from $5,150,000 at February 28, 2010 to $7,350,000 at August 31, 2010, and a10%, $360,000 convertible note entered into with our CEO  in the current year period.

Our net loss for the Six Months FY2011 decreased $5,747,616 to $5,607,040 from $11,354,656 in the Six Months FY2010 primarily as a result of the non-cash charge for the amortization of expenses associated with the employee stock option plan in the prior year.

Three months ended August 31, 2010 compared to three months ended August 31, 2009

Net revenues for the three months ended August 31, 2010 (the “Second Quarter FY2011”) increased $362,368 to $997,479 from $632,111 in the three months ended August 31, 2009 (the “Second Quarter FY2010”), an increase of 58%. The increase is due primarily to an increase in sales to three existing customers.

Cost of goods decreased $36,231 (7%) to $483,713 in the Second Quarter FY2011 from $519,944 in the Second Quarter FY2010. The prior year had a charge to inventory of $120,000. Without this charge, the prior year cost of goods would have been approximately $400,000 resulting in an increase in the current year of approximately $83,000, or 21%.

Engineering, research and development expenses decreased $204,178 (37%) to $350,965 in the Second Quarter FY2011 from $555,143 in the Second Quarter FY 2010. The decrease is primarily attributable to the downsizing of the facility in Georgia to a smaller space resulting in lower rent, and the reduction of the workforce there.

Selling, general and administrative expense increased $719,448 (37%) to $2,661,303 in the Second Quarter FY2011 from $1,941,855 in the Second Quarter FY2010. The increase is primarily attributable to non-cash charges of $308,000 for stock issued for the payment of services relating to marketing and investor relations, along with an increase in legal fees of approximately $100,000 related primarily to patent review and updating, and legal work on potential financing transactions.

Stock option compensation expense decreased $6,518,294 from the prior year period to $42,717 from $6,561,012. In the prior year quarter, existing employee stock options were cancelled and were replaced with new options. This terms of the re-issuance resulted in the majority of the stock option expense being  recognized in the quarter in which the options were issued, with substantially reduced expense in the subsequent periods.

Net interest expense in the Second Quarter FY2011 increased $2,266 (1%) to $238,095 from $235,829 in the Second Quarter FY2010 as a result of our increased debt levels, partially offset by a reduction in the amortization of debt discount from the prior year.

Our net loss for the Second Quarter FY2011 decreased $6,294,315 to $2,779,314 from $9,073,629 in the Second Quarter FY2010, primarily as a result of  the decreased charges associated with the employee stock option plan.

Liquidity and Capital Resources

We had cash of approximately $45,000 at February 28, 2010, compared to a book overdraft of approximately $37,000 at August 31, 2010.  We had a working capital deficit at August 31, 2010, and February 28, 2010 of $(11,054,611) and $(7,360,437), respectively. The working capital deficit includes demand notes payable to a board member of $7,350,000 and $5,150,000 at August 31 and February 28, 2010, respectively, and a 120 day convertible note payable to our CEO of $360,000 at August 31, 2010.  At August 31, 2010, we had accounts receivable, net of allowance for doubtful accounts, of $667,497 compared to $313,671 at February 28, 2010.

Net cash used in operations for the six months ended August 31, 2010, was $3,770,620, an increase of approximately $81,000 from the comparable quarter in the prior fiscal year. Net cash provided by financing activities during the six months ended August 31, 2010, was $3,734,925, resulting primarily from net proceeds from notes payable of $2,560,000, along with proceeds from the sale of Common Stock totaling approximately $470,000 and proceeds from stock to be issued of $704,000.

We paid $9,599 for acquisitions of property and equipment in the Six Months FY2011 compared to $200,625 for acquisitions of property and equipment in the Six Months FY2010. The acquisitions in the prior year were primarily leasehold improvements to our new facility.

Accrued expenses at August 31, 2010, increased approximately $770,000 from the February 28, 2010 balance. The increase is primarily due to an increase in payroll and payroll related expenses of approximately $400,000 resulting from the deferral of salaries by several members of senior management, until such time as cash flow allows these amounts to be paid, and an increase in accrued interest on our outstanding notes payable of approximately $356,000.

                     Net proceeds from the issuance of debt totaled $2,560,000 in the Six Months FY 2011, compared with $2,927,500 in the Six Months FY 2010. Included in the net debt proceeds of $2,560,000 in the Six Months FY2011 is a total of $2,200,000 from a member of our Board and $360,000 from our CEO. As of September 30, 2010, the total amount owing this board member is $7,350,000.

The Company had a deficit in shareholders’ equity at August 31, 2010 of $9,001,240, compared to $5,162,405 at February 28, 2010. The deficit includes $8,359,008 of non-cash expenses resulting from charges for stock option and warrant expense for fiscal years 2008, 2009, 2010, and the first six months of fiscal 2011.

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

Capital Transactions

During the six months ended August 31, 2010, we issued 757,130 shares of Common Stock for cash consideration of $470,925. We also issued 235,000 shares of Common Stock for the conversion of $124,978 of notes payable and accrued interest, 1,043,384 shares of Common Stock for services valued at $776,000, and 215,063 shares of  Common Stock for the settlement of $160,990 of accounts payable.

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

ITEM 4T.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit, is recorded, processed, summarized and reported, within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.   Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures and have concluded, as of August 31, 2010, that they were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended August 31, 2010, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

 PART II - OTHER INFORMATION

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended August 31, 2010, we issued 757,130 shares of Common Stock for cash consideration of $470,925. We also issued 235,000 shares of Common Stock for the conversion of $124,978 of notes payable and accrued interest, 1,043,384 shares of Common Stock for services valued at $776,000, and 215,063 shares of  Common Stock for the settlement of $160,990 of accounts payable.

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

Date: October 20 , 2010

By:    /s/ Melvin Gagerman

Melvin Gagerman
Chief Financial Officer
(Principal Financial and Accounting Officer
and Duly Authorized Officer)