Form 10-Q
period 2010-11-30
AURA SYSTEMS INC
filed 2011-01-19
CIK 826253

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended.................................................November 30, 2010
OR

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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Class	Outstanding December 31, 2010

Common Stock, par value $0.0001 per share	57,489,238 shares

AURA SYSTEMS, INC.

AURA SYSTEMS, INC.

QUARTER ENDED NOVEMBER 30, 2010

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

AURA SYSTEMS, INC.

 BALANCE SHEETS

(Unaudited)

	November 30, 2010	February 28, 2010
ASSETS
Current assets:
Cash and cash equivalents	$-	$45,294
Accounts receivable, net of allowance for doubtful accounts of $50,000 at November 30, 2010 and February 28, 2010	706,086	313,671
Inventory - current	1,500,000	1,500,000
Other current assets	205,481	241,749
Total current assets	2,411,567	2,100,714

Property, plant, and equipment, net	427,353	557,838
Inventory, non-current, net of allowance for obsolete inventory of $2,067,298 and $2,212,626 at November 30 and February 28, 2010, respectively	1,997,030	2,140,194

Total assets	$4,835,950	$4,798,746

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Book overdraft	$67,393	$-
Accounts payable	1,552,771	1,130,276
Notes payable	195,000	90,000
Convertible notes payable	340,000	457,500
Notes payable and accrued interest- related party	9,061,310	5,603,199
Accrued expenses	2,802,294	1,768,560
Customer advances	323,828	411,616

Total current liabilities	14,342,596	9,461,151

Convertible note payable	500,000	500,000

Total liabilities	14,842,596	9,961,151

Commitments

Stockholders' deficit :
Common stock, $0.0001par value; 75,000,000 shares authorized at November 30, 2010 and February 28, 2010; 57,189,238 and 52,689,061 issued and outstanding at November 30, 2010 and February 28, 2010	5,719	5,268
Stock to be issued	50,000	-
Additional paid-in capital	377,856,854	374,890,469
Accumulated deficit	(387,919,219)	(380,058,142)

Total stockholders' deficit	(10,006,646)	(5,162,405)

Total liabilities and stockholders' deficit	$4,835,950	$4,798,746

See accompanying notes to these un-audited condensed financial statements.

AURA SYSTEMS, INC.
CONDENSED  STATEMENTS OF OPERATIONS
THREE AND NINE MONTHS ENDED NOVEMBER 30, 2010 AND 2009

Unaudited
	Three Months		Nine Months
	2010	2009	2010	2009
Net Revenues	$1,250,255	$1,160,577	$2,835,722	$2,425,383

Cost of goods sold	698,517	563,148	1,482,364	1,384,184

Gross Profit	551,738	597,429	1,353,358	1,041,199

Expenses
Engineering, research and development expenses	472,045	562,082	1,284,700	1,626,357
Selling, general and administrative expenses	2,121,240	1,991,747	7,197,289	12,367,815
Total costs and expenses	2,593,285	2,553,829	8,481,989	13,994,172

Loss from operations	(2,041,547)	(1,956,400)	(7,128,631)	(12,952,973)

Other income and (expense)
Interest expense, net	(211,663)	(217,032)	(670,284)	(553,265)
Loss on settlement of debt	-	-	(57,032)	-
Other income (expense), net	(826)	-	(5,129)	(21,850)
Total other income (expense)	(212,489)	(217,032)	(732,445)	(575,115)
Net Loss	$(2,254,036)	$(2,173,432)	$(7,861,076)	$(13,528,088)

Total basic and diluted loss per share	$(0.04)	$(0.05)	$(0.14)	$(0.29)
Weighted average shares used to compute basic and diluted income (loss) per share	56,123,980	48,171,882	54,672,840	47,412,895
Basic and diluted weighted average number of shares outstanding are equivalent because the effect of dilutive securities is anti-dilutive

See accompanying notes to these un-audited condensed financial statements.

AURA SYSTEMS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED NOVEMBER 30, 2010 AND 2009
(Unaudited)

	2010	2009
Cash flow from operating activities:
Net Loss	$(7,861,076)	$(13,528,088)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	140,083	92,452
Amortization of debt discount	72,000	220,289
Loss on settlement of debt	57,032	22,750
Stock options and warrants expense	128,999	6,807,417
Stock issued for services	803,000	-
(Increase) decrease in: Accounts receivable	(392,415)	(289,283)
Inventory	143,164	343,820
Other current assets and deposit	36,268	(107,753)
Increase (decrease) in:
Cash overdraft	67,393	-
Accounts payable, customer deposit and accrued expenses	2,210,963	1,291,101
Net cash used in operations	(4,594,589)	(5,147,305)

Investing activities:
Acquisition of plant and equipment	(9,599)	(318,151)

Financing activities:
Issuance of common stock	1,453,894	1,667,496
Proceeds from stock to be issued	50,000	-
Proceeds from (repayments of) notes payable, net	145,000	757,500
Proceeds from (repayments of) notes payable, related party, net	2,910,000	2,650,000
Exercise of warrants	-	94,428

Net cash provided by financing activities:	4,558,894	5,169,424

Net increase (decrease) in cash & cash equivalents	(45,294)	(296,032)

Cash and cash equivalents at beginning of period	45,294	317,256

Cash and cash equivalents at end of period	$-	$21,224

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$17,562	$26,088

See accompanying notes to these un-audited condensed financial statements.

AURA SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

November 30, 2010

(Unaudited)

1)         Basis of Presentation

    The acompanying unauditd consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not inclue all the information and footnotes required by generally accepted accounting principles for complete financial statements.  The audited financial tatements for the year ended February 28, 2010were filed on June 16, 2010 wih a securites and exchange commisions and is hereby incorporated by reference.  In the opinion of management all adjustments considered necesaary for a fair presentation have been inclueded. Operating results for the three and nine monhts period ended November 30, 2010 are not necesarily indicatie of the results that mayh be expected for the year ended February 28, 2011.

2)       Summary of Significant Accounting Policies

Revenue Recognition

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

Inventories

Inventories are valued at the lower of cost (first-in, first-out) or market, on a standard cost basis.  We review the components of inventory on a regular basis for excess or obsolete inventory based on estimated future usage and sales.  As further described in Note 3, due to continuing lower than projected sales, we are holding inventories in excess of what we expect to sell in the next fiscal year. As of November 30 and February 28, 2010, $1,997,030, and $2,140,194, respectively, of inventories have been classified as long-term assets.

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

We have significant income tax net operating losses; however, due to the uncertainty of the realize-ability of the related deferred tax asset and other deferred tax assets, a valuation allowance equal to the amount of deferred tax assets has been established at November 30 and February 28, 2010.

The Company recognizes uncertain income tax positions only if it is “more likely than not” that the position is sustainable based on its technical merit.

Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Going Concern

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the nine month periods ended November 30, 2010 and 2009, the Company incurred losses of $7,861,076 and $13,528,088, respectively and had negative cash flows from operating activities of $4,594,589 and $5,147,305, respectively, during the nine month periods ended November 30, 2010 and 2009.

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

Reclassifications

Certain reclassifications have been made to the prior period financial statements to conform to the 2010 presentation.

3)         Inventories

          Inventories, stated at the lower of cost (first in, first out) or market, consist of the following:

	November 30, 2010	February 28, 2010

Raw materials	$2,380,426	$2,626,206
Finished goods	3,183,902	3,226,614
Reserved for potential product obsolescence	(1,939,828)	(2,076,018)

	3,624,500	3,776,802
Non-current portion	(1,997,030)	(2,140,194)
Discount on long term inventory	(127,470)	(136,608)

Current portion	$1,500,000	$1,500,000

          Inventories consist primarily of components and completed units for the Company's AuraGen product.

          We do not expect to realize all of our inventories within the 12-month period ending November 30, 2011.  Because of this, we have assessed the net realize-ability of these assets, the proper classification of the inventory, and the potential obsolescence of inventory.  The net inventories as of November 30 and February 28, 2010, which are not expected to be realized within a 12-month period, have been reclassified as long term.  We have also recorded a reserve for obsolescence of $2,067,298 and $2,212,626 at November 30 and February 28, 2010, respectively.

4)        Property, Plant & Equipment

Property, plant, and equipment at November 30, 2010 and February 28, 2010 consisted of the following:

	November 30, 2010	February 28, 2010

Machinery and equipment	$964,111	$1,060,519
Furniture and fixtures	163,302	1,493,293
Leasehold Improvements	485,080	481,887

	1,612,493	3,035,699
Less accumulated depreciation and amortization	1,185,140	2,477,861

Property, plant and equipment, net	$427,353	$557,838

Depreciation and amortization expense was $140,083 and $92,452, for the nine month periods ended November 30, 2010, and 2009. During the period ended November 30, 2010, the Company disposed of $1,432,805 worth of fixed assets. All of the assets were fully depreciated and were primarily associated with the computer and software systems that have been replaced. The assets were considered abandoned and there was no resultant gain or loss on the disposition of these assets.

5)           Accrued expenses

Accrued expenses at November 30, 2010 and  February 28, 2010 consisted of the following:

	November 30, 2010	February 28, 2010

Accrued payroll and related expenses	$2,718,849	$1,716,279
Accrued interest	46,147	41,631
Other	37,298	10,650

Total	$2,802,294	$1,768,560

Accrued payroll and payroll related expenses consists primarily of approximately $1.9 million of unpaid payroll to a number of employees that have voluntarily had wages withheld due to the liquidity problems of the Company, and approximately $560,000 in accrued vacation due employees.

6)         Notes Payable and Other Liabilities

         Notes payable at November 30, 2010 and February 28, 2010 consisted of the following:

	November 30, 2010	February 28, 2010

Demand notes payable (a)	$195,000	$90,000
Convertible notes payable (b)	840,000	957,500
	1,035,000	1,047,500

Less: Current portion	535,000	547,500

Long-term portion	$500,000	$500,000

(a)           Consists of one unsecured demand note payable, with interest at an annual rate of 10%, on which $3,872  in interest was accrued during the period ended November 30, 2010, and an unsecured demand note payable of $145,000, with interest at an annual rate of 10%, on which $3,279 in interest was accrued during the period ended November 30, 2010.

(b)           Consists of an unsecured convertible note payable totaling $500,000, bearing interest at a rate of 7%, due in 2013. The note is convertible into our common stock at a price of $3 per share. The Company accrued  interest of $26,226 on the note during the period ended November 30, 2010. Also consists of four unsecured convertible notes entered into during the second quarter of fiscal 2010 totaling $340,000. The notes carry an interest rate of 10%, are for a term of 180 days, and are convertible into common stock of the company at $0.75 per share. The company accrued interest of $26,025 on the notes during the period ended November 30, 2010.  Except for the $500,000 note due in 2013, these notes are past due and therefore due on demand.

Future maturities of notes payable at November 30, 2010 are as follows:

Year Ending February 28,
2011	$535,000
2012	-
2013	500,000
Total	$1,035,000

7)        Notes Payable- Related Party

At February 28, 2010 the balance consists of $5,150,000 of unsecured notes payable plus accrued interest of $453,199 to a member of our Board of Directors, payable on demand, bearing interest at a rate of 10% per annum. During the nine month period ended November 30, 2010, the Company received additional financing of $2,550,000 from the related party, also at an interest rate of 10%, and $520,237 accrued and unpaid interest for the period was included in accrued expenses. Also consists of a $360,000 unsecured convertible note payable to our CEO entered into in March 2010. The note is for 120 days, carries an interest rate of 10% and is convertible into shares of our common stock at a price of $0.75 per share. During the period ended November 30, 2010, we accrued $27,874 in interest on the note. As of November 30, 2010, we are in default on our note payable to our CEO and it is now due on demand.

8)         Capital

During the nine months ended November 30, 2010, we issued 2,700,766 shares of Common Stock for cash consideration of $1,453,894. We also issued 338,408 shares of Common Stock for the conversion of $181,852 of notes payable and accrued interest, 1,093,384 shares of Common Stock for investor relations services, marketing services, and finder’s fees related to financing, valued at $803,000, and 367,619 shares of Common Stock for the settlement of $270,029 of accounts payable. We also received $50,000 for 100,000 shares which were issued subsequent to the quarter end and are recorded as shares to be issued. During the nine months ended November 30, 2009, we issued 2,288,630 shares of Common Stock for cash consideration of $1,667,496. We also issued 94,428 shares of common Stock upon the exercise of 94,428 warrants, for cash consideration of $94,428, and issued 333,231 shares of Common Stock for the conversion of $273,227 of notes payable and accrued interest.  We also issued 153,005 shares of common stock for the conversion of $108,175 of accounts payable. We also issued 166,667 shares of common stock for consultancy fees of $125,000.

Employee Stock Options

In September 2006, our Board of Directors adopted the 2006 Employee Stock Option Plan. Activity in this plan is as follows:

	2006 Plan
	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Number of Options
Outstanding, February 28, 2010	$1.50		6,283,500
Issued	$1.50		224,000
Cancelled	$1.50		(3,000)
Outstanding, November 30, 2010	$1.50		6,504,500

The exercise prices for the options outstanding at November 30, 2010, and information relating to these options is as follows:

Options Outstanding				Exercisable Options
Range of Exercise Price	Number	Weighted Average Remaining Life	Weighted Average Exercise Price	Weighted Average Remaining Life	Number	Weighted Average Exercise Price
$1.50	6,504,500	3.48 years	$1.50	3.45 years	6,255,964	$1.50

Warrants

Activity in issued and outstanding warrants is as follows:

	Number of Shares	Exercise Prices
Outstanding, February 28, 2010	6,612,793	$0.75-4.00
Issued	350,642	$1.50
Outstanding, November 30, 2010	6,963,435	$0.75-4.00

The exercise prices for the warrants outstanding at November 30, 2010, and information relating to these warrants is as follows:

Range of Exercise Prices	Stock Warrants Outstanding	Stock Warrants Exercisable	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price of Warrants Outstanding	Weighted-Average Exercise Price of Warrants Exercisable	Intrinsic Value
$1.50	350,642	350,642	87 months	$1.50	$1.50	$0.00
$0.75-1.25	1,354,710	1,354,710	44 months	$1.25	$1.25	$0.00
$1.50	1,900,000	1,900,000	43 months	$1.50	$1.50	$0.00
$2.00-$3.00	1,934,991	1,934,991	3 months	$2.44	$2.49	$0.00
$3.50	805,589	805,589	13 months	$3.50	$3.50	$0.00
$4.00	617,503	617,503	2 months	$4.00	$4.00	$0.00
	6,963,435	6,963,435

9)            Segment Information

We are a United States based company providing advanced technology products to various industries. The principal markets for our products are North America, Europe, and Asia.  All of our operating long-lived assets are located in the United States. We operate in one segment.

Total net revenues from customer geographical segments are as follows for the nine month periods ended November 30, 2010 and 2009:

	2010	2009

United States	$2,083,848	$1,737,148
Canada	430,786	231,849
Asia	307,008	439,495
Europe	6,580	16,891
Other	7,500	-

Total	$2,835,722	$2,425,383

10)           Significant Customers

          In the nine months ended November 30, 2010, we sold AuraGen related products to four significant customers whose sales comprised 26%, 24%, 19%, and 11% of net sales, respectively.  These customers are not related to or affiliated with us.

          At November 30, 2010, we held accounts receivable from these customers for totaling 20%, 23%, 13%, 19%, respectively, of net accounts receivable.

11)           Subsequent Events

Subsequent to the end of the quarter, the Board of Directors of the Company authorized the reduction in price of  the  outstanding employee options and Board Warrants from the current exercise price of $1.50 per share  to $0.75 per share. The Board of Directors also authorized the reduction in strike price of the remaining warrants that were issued in connection with our bankruptcy filing to $0.55 per share, until there expiration date of January 31, 2011. Subsequent to the end of the quarter we also issued 100,000 shares of common stock which were recorded as stock to be issued at November 30, 2010.

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

For further information regarding these and other risks and uncertainties, we refer you to Part I, Item 1A of  our Form 10-K for the fiscal year ended February 28, 2010.

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

Our business model for $22 million in revenue for fiscal 2011 was based on a number of assumptions including the following: (1) certain potential contracts that have been funded to be awarded, (2) normal economic conditions, (3) a certain demand for small wind turbines, (4) completing the development of certain AuraGen configurations and (5) having sufficient working capital to support the business assumptions.

The Company did not perform according to the business model due to various factors including the following:

(1)
A number of anticipated contracts totaling in excess of $7 million were delayed. The overall economy was unstable, causing delays in purchasing decisions by numerous commercial and industrial users. In particular the state of the economy had a major negative impact on the trucking industry and therefore a major negative impact on anticipated mobile electric power purchasing in trucks.

(2)
The downturn in the economy has caused the expected orders from our potential customer for small wind turbines to be delayed.  Aura was anticipating delivering $3.5 million in small wind turbine solutions.

(3)
The development of certain modules and configurations took longer than expected, resulting in delays of availability of product.  In particular the integration of the AuraGen with the Zanotti transport refrigeration system was not completed until November 2010 (impact of $6.0 million)

(4)	The Company’s poor cash position caused numerous delays in shipments by not having the capital to purchase components and parts in a timely fashion.

However, in the second half of FY 2011, the business outlook improved somewhat as the US army contract, originally expected to be for $1.5 million, but which was reduced to approximately $1.0 million, was awarded in November 2010and we expect it will be completed in FY 2012. We also anticipate future orders from commercial customers that were delayed, totaling approximately $1.5 million, to be issued in the next few months. The development of the Aura Zanotti transport refrigeration system is also now completed. The refrigeration portion of the system is now in transit to us from Zanotti and should be available late in the fourth quarter to be incorporated into the refrigeration system and be able to be shipped to potential customers.  .  We also expect the release of a purchase order for approximately $3.0 million related to the Austrian military before the end of the fiscal year and  are anticipating approximately $500,000 on an anticipated contract from FEMA as soon as the funds are released, which we currently expect to happen in the next six months.

 We seek to achieve profitable operations by obtaining market acceptance of the AuraGen® as a competitive - if not superior - product providing mobile power, thereby causing sales to increase dramatically to levels which support a profitable operation. There can be no assurance as to when or if this success will be achieved.

Critical Accounting Policies and Estimates

                     Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements requires management to make estimates and disclosures on the date of the financial statements. On an on-going basis, we evaluate our estimates, including, but not limited to, those related to revenue recognition. We use authoritative pronouncements, historical experience and other assumptions as the basis for making judgments. Actual results could differ from those estimates. We believe that the following critical accounting policies affect our more significant judgments and estimates in the preparation of our consolidated financial statements.

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

Inventory Valuation and Classification

                     Inventories consist primarily of components and completed units for our AuraGen® product. Inventories are valued at the lower of cost (first-in, first-out) or market. Provision is made for estimated amounts of current inventories that will ultimately become obsolete due to changes in the product itself or vehicle engine types that go out of production. Due to continuing lower than projected sales, we are holding inventories in excess of what we expect to sell in the next fiscal year. The net inventories which are not expected to be realized within a 12-month period based on current sales forecasts have been reclassified as long term. Management believes that existing inventories can, and will, be sold in the future without significant costs to upgrade it to current models and that the valuation of the inventories, classified both as current and long-term assets, accurately reflects the realizable values of these assets. The AuraGen® product being sold currently is not technologically different from those in inventory. Existing finished goods inventories can be upgraded to the current model with only a small amount of materials and manpower. We make these assessments based on the following factors: i) existing orders, ii) age of the inventory, iii) historical experience, and iv) our expectations as to future sales. If expected sales volumes do not materialize, there would be a material impact on our financial statements.

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

Results of Operations

Three months ended November 30, 2010 compared to three months ended November 30, 2009

Net revenues for the three months ended November 30, 2010 (the “Third Quarter FY2011”) increased $89,678 to $1,250,255 from $1,160,577 in the three months ended November 30, 2009 (the “Third Quarter FY2010”), an increase of 8%. The increase is due primarily to an increase in sales to three existing customers, partially offset by a decrease in sales to one other customer. Until the AuraGen receives widespread market acceptance, the variations in sales between periods is minimally affected by external forces and is more dependent upon our ability to persuade potential customers of the AuraGens benefits. To date our sales primarily consist of relatively small numbers of units to various customers for them to evaluate and test the benefits of the AuraGen.

Cost of goods increased $135,369 (24%) to $698,517 in the Third Quarter FY2011 from $563,148 in the Third Quarter FY2010. While the cost of goods for the Third Quarter FY 2011 increased as a result of the increase in sales, the rate of increase was greater than the sales increase due to the mix of product sold. Our 8.5 Kw system and military systems carry a higher gross margin than the standard 5Kw system, resulting in a lower or higher rate of increase in the cost of sales depending on the mix of product sold.

Engineering, research and development expenses decreased $90,037 (16%) to $472,045 in the Third Quarter FY2011 from $562,082 in the Third Quarter FY 2010. The decrease is primarily attributable to the downsizing of the facility in Georgia, due to a lower volume of business in the Southeastern United States than was originally anticipated, to a smaller space, resulting in lower rent, and the reduction of the workforce there.

Selling, general and administrative expense increased $129,493 (7%) to $2,121,240 in the Third Quarter FY2011 from $1,991,747 in the Third Quarter FY2010. The increase is primarily attributable to an increase in payroll and payroll related expenditures in this area, partially offset by a decrease in stock option expense over the prior year.

Net interest expense in the Third Quarter FY2011 decreased $5,369 (2%) to $211,663 from $217,032 in the Third Quarter FY2010. The prior year period included amortization of debt discount of approximately $26,500, resulting in higher interest expense for that period. Other than these charges, interest expense increased by approximately $21,000 as a result of our increased debt, primarily to a Board member and our CEO.

Our net loss for the Third Quarter FY2011 increased $80,604 to $2,254,036 from $2,173,432 in the Third Quarter FY2010, primarily as a result of  the decreased charges associated with the employee stock option plan.

 Nine months FY 2011 compared to Nine months FY 2010

Net revenues for the nine months ended November 30, 2010 (the “Nine Months FY2011”) increased $410,339 to $2,835,722, from $2,425,383 in the nine months ended November 30, 2009 (the “Nine Months FY2010”), an increase of 17%. The increase is due primarily to an increase in sales to three existing customers, partially offset by a decrease in sales to one other customer. Until the AuraGen receives widespread market acceptance, the variations in sales between periods is minimally affected by external forces and is more dependent upon our ability to persuade potential customers of the AuraGen’s benefits. To date our sales primarily consist of relatively small numbers of units to various customers for them to evaluate and test the benefits of the AuraGen.
.
Cost of goods increased $98,180 to $1,482,364 in the Nine Months FY2011, from $1,384,184 in the Nine Months FY2010, an increase of 7%. While the cost of goods for the nine months FY 2011 increased as a result of the increase in sales, the rate of increase was lower than the sales increase due to the mix of product sold. Our 8.5 Kw system and military systems carry a higher gross margin than the standard 5Kw system, resulting in a lower or higher rate of increase in the cost of sales depending on the mix of product sold.

Engineering, research and development expenses decreased $341,657 (27%) to $1,284,700 in the Nine Months FY2011 from $1,626,357 in the Nine Months FY2010. The decrease is primarily attributable to the downsizing of the facility in Georgia, due to a lower volume of business in the Southeastern United States than was originally anticipated, to a smaller space, resulting in lower rent, and the reduction of the workforce there.

Selling, general and administrative expenses decreased $5,170,526 (42%) to $7,197,289 in the Nine Months FY2011 from $12,367,815 in the Nine Months FY2010.    The decrease is primarily attributable to a decrease in stock option compensation expense of approximately $6.7 million due to the re-pricing of employee stock options in the prior year, partially offset by non-cash charges for stock issued for marketing and investor relations expenses of approximately $800,000. Marketing expenses increased in the current year as the Company attempted to expand its presence overseas in order to broaden the potential market for the AuraGen.

Net interest expense in the Nine Months FY2011 increased $117,019 (21%) to $670,284 from $553,265 in the Nine Months FY2010 as a result of our increased debt levels, primarily the 10% demand note from a member of our Board of Directors, which has increased from $5,150,000 at February 28, 2010 to $7,700,000 at November 30, 2010, and a 10%, $360,000 convertible note entered into with our CEO  in the current year period. The increase was partially offset by a charge in the prior year of approximately $80,000 for the amortization of debt discount.

Other income and expense decreased $16,721 from $21,850 in the prior year period to $5,129 in the current year period. The prior year period had a charge of approximately $22,000 expensed for debt forgiveness.

Our net loss for the Nine Months FY2011 decreased $5,667,012 to $7,861,076 from $13,528,088 in the Nine Months FY2010 primarily as a result of the non-cash charge for the amortization of expenses associated with the employee stock option plan in the prior year, partially offset by the non-cash charges related to marketing and investor relations.

Liquidity and Capital Resources

We had cash of approximately $45,000 at February 28, 2010, compared to a book overdraft of approximately $67,000 at November 30, 2010.  We had a working capital deficit at November 30, 2010, and February 28, 2010 of $(11,931,029) and $(7,360,437), respectively. The working capital deficit includes demand notes payable and accrued interest to a board member of $8,673,436 and $5,603,199 at November 30 and February 28, 2010, respectively, and a 120 day convertible note payable plus accrued interest to our CEO of $387,874 at November 30, 2010, which was due and payable on September 12, 2010, and is now in default..  At November 30, 2010, we had accounts receivable, net of allowance for doubtful accounts, of $706,086 compared to $313,671 at February 28, 2010.

Net cash used in operations for the nine months ended November 30, 2010, was $4,594,589, a decrease of approximately $536,000 from the comparable quarter in the prior fiscal year. Net cash provided by financing activities during the nine months ended November 30, 2010, was $4,558,894, resulting primarily from net proceeds from notes payable from related parties of $2,910,000, along with proceeds from the sale of Common Stock totaling approximately $1,453,894.

We paid $9,599 for acquisitions of property and equipment in the Nine Months FY2011 compared to $318,151 for acquisitions of property and equipment in the Nine Months FY2010. The acquisitions in the prior year were primarily leasehold improvements to our new facility. During the nine month period ended November 30, 2010, the Company disposed of $1,432,805 worth of fixed assets. All of the assets were fully depreciated and were primarily associated with the computer and software systems that have been replaced. The assets were considered abandoned and there was no resultant gain or loss on the disposition of these assets.

Accrued expenses at November 30, 2010, increased approximately $1,034,000 from the February 28, 2010 balance. The increase is primarily due to an increase in payroll and payroll related expenses of approximately $989,000 resulting from the deferral of salaries by several members of senior management, until such time as cash flow allows these amounts to be paid.

                     Net proceeds from the issuance of related party debt totaled $2,910,000 in the Nine Months FY 2011, compared with $2,650,000 in the Nine Months FY 2010. Included in the net debt proceeds of $2,910,000 in the Nine Months FY2011 is a total of $2,550,000 from a member of our Board and $360,000 from our CEO. As of November 30, 2010, the total amount owing this board member for notes payable and accrued interest is $8,673,436, and the total notes payable and accrued interest owing our CEO is $387,874.

The Company had a deficit in shareholders’ equity at November 30, 2010 of $10,006,646, compared to $5,162,405 at February 28, 2010. The deficit includes $8,401,725 of non-cash expenses resulting from charges for stock option and warrant expense for fiscal years 2008, 2009, 2010, and the first nine months of fiscal 2011.

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

We have seen a major slow-down during most of fiscal 2010 and continuing throughout the first quarter of fiscal 2011.  Business started to pick up slightly in the second quarter of fiscal 2011 and improved further during the third quarter of  fiscal 2011.   The slow down experienced  in the first quarter of fiscal 2011 was in the form of a slow down in expected delivery schedules for anticipated contracts, lower numbers of new quotes and a corporate decision to upgrade our all electric transport refrigeration solution from using the Dimplex refrigeration system to the Zanotti based refrigeration system.

We entered into an agreement in March 2010 with Zanotti for the distribution and sale of our all electric transport refrigeration solution using the Zanotti refrigeration system and Zanotti’s dealer network in North America. Simultaneously, we stopped shipping our Dimplex based Oasis system due to numerous technical problems encountered in the field.   We expect to receive the first shipments of the Zanotti units in the fourth quarter of fiscal 2011. The delays created by changing from the Dimplex system to the Zanotti system and the resultant additional testing and engineering process caused a delay of approximately one year in the shipment of a projected 300 systems (approximately $6 million).

The previously announced U.S. Army contract for approximately $1.5 million was delayed until November 2010, and was reduced to approximately $1 million.  U.S. Military related contracts of approximately$850,000 from up-fitters of military vehicles have experienced delays and no new release date is available at this time. Anticipated contracts for approximately $4.4 million for various foreign military programs have been delayed and are now expected in early fiscal 2012.  Anticipated orders for approximately $1.5 million that were expected in the second and third quarter of fiscal 2011 were delayed and are now expected to be rescheduled for late in the first or early in the second quarters of fiscal 2012. Anticipated orders from a customer of approximately $500,000 for the second half of fiscal 2011  were delayed due to delays of releases from their customer, and these orders are now expected to start in the first quarter of fiscal 2012.

           During the next twelve months we intend on expanding our AuraGen/Viper business both domestically and internationally.   We currently have sales agents in Israel, Turkey, France, Indonesia, South Korea, and China and an agreement with Zanotti in Italy for an all electric transport refrigeration solution in Europe.  We expect to add more sales agents in Africa, the former Soviet Union republics, India and Mexico in fiscal 2012.

While no assurances can be given, we developed a business model for fiscal 2012 that includes some of the anticipated contracts which we expected to receive in fiscal 2011 and additional new potential opportunities.  In the transport refrigeration segment we expect approximately 300 new systems ($6.6 million) for North America, 100 new systems of AuraGen only ($850,000) for Europe, and 100 retrofit systems (AuraGen only) in North America ($850,000).  In the military segment we expect an order from the Austrian military (approximately $3.0 million), orders for various other foreign militaries ($2.0 million), the Singapore military ($400,000),, South Korea military ($650,000), Mexican military ($500,000), U.S military ($1 million), and the U.S. Coast Guard ($750,000).   In addition we are projecting $1.0 million for emergency rescue applications through Wiles Engineering, $1.0 million from Azure Dynamics for hybrid applications and $2.0 million for various other applications.

In order to achieve the planned results we will need sufficient working capital for (i) daily operations, (ii) purchase of raw materials and subassemblies, (iii) purchase of the required equipment, and (iv) supporting cash flow.  Our cash flow analysis is based on certain assumptions that include 45 days for collection of account receivables after shipment, 30 day terms for accounts payable to vendors and suppliers, and all monthly operational costs paid during the month in which they are incurred.  Based on our business model and projections, as well as historical costs for COGS and other expenses, we determined that the Company will need to raise approximately $4.0 million in new capital to execute the business model. This would allow us to fund ongoing operations as well as gear up to the projected business level, but would not allow us to pay our existing debt or deferred payroll which totals approximately $13 million. We plan to raise the required capital through the private placement of equity, convertible debt or straight debt.  In January 2010 we retained Cappello Capital Corp. as our exclusive financial advisor to assist with our financial needs. In October 2010, we terminated our exclusive relationship with Cappello Capital Corp after their failure in closing a private equity placement; however we retain a non exclusive relationship with them to explore other potential financing sources.

We are selling systems for all of the applications currently identified in our business model for fiscal 2011 and fiscal 2012. In addition, we are also in the process of enhancing our product line to address an even larger market segment.  We currently provide 5 kW, 8.5 kW and 16 kW solutions and we plan to introduce during the next twelve months a 25-30 kW solution.  In addition we have completed the design and preliminary testing of a 4kW generator that is only 9 inches in diameter and expect to tool for production during fiscal 2012.  In the coming 12 months we anticipate a joint development and marketing agreement between Aura Systems Inc, and two partners for an advanced small and light military Auxiliary Power Unit. While there can be no assurances given that we will complete the developments described above and be able to commercialize them in the planned time, our business model for fiscal 2012 does not contemplate sales for any product currently not available.

The Company has not in the past generated sufficient cash to fund its operations and has relied heavily on a board member of the Company for periodic loans to cover its cash needs, in addition to private placement sales of the Company’s stock.  At November 30, 2010, $8,673,436 was outstanding to this board member, all of which is due and payable upon demand, and $387,874 is due and payable to our CEO under a convertible note on which we are in default.  If the Board member and our CEO were to demand repayment, we do not currently have the resources to make the payment.    The Company has been unable to keep current on its payments to vendors, resulting in many vendors requiring either full or partial cash payments in advance in order to provide product to the Company. Additionally, due to a lack of cash, several employees of the Company have voluntarily allowed the Company to withhold payment of their salaries in order to aid in preserving resources to be utilized in the operations of the business. These unpaid salaries, $1,858,000 at November 30, 2010, have been accrued and are included as a liability on the Company’s balance sheet.

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

Capital Transactions

During the nine months ended November 30, 2010, we issued 2,700,766 shares of Common Stock for cash consideration of $1,453,894. We also issued 338,408 shares of Common Stock for the conversion of $181,852 of notes payable and accrued interest, 1,093,384 shares of Common Stock for investor relations services, marketing services, and finder’s fees, valued at $803,000, and 367,619 shares of Common Stock for the settlement of $270,029 of accounts payable. We also received $50,000 for 100,000 shares which were issued subsequent to the quarter end and are recorded as shares to be issued.

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

ITEM 4T.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit, is recorded, processed, summarized and reported, within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.   Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures and have concluded, as of November 30, 2010, that they were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended November 30, 2010, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

 PART II - OTHER INFORMATION

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended November 30, 2010, we issued 635,636 shares of Common Stock for cash consideration of $328,969. We also issued 103,408 shares of Common Stock for the conversion of $56,874 of notes payable and accrued interest, 50,000 shares of Common Stock for a finder’s fee, valued at $27,000, and 132,556 shares of Common Stock for the settlement of $89,040 of accounts payable.

All of the sales of unregistered securities are believed to be exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 as these offerings were a private placement to a limited number of qualified investors without public solicitation or advertising.

ITEM 3. Defaults Upon Senior Securities

We are in default on a 120 day Convertible Promissory Note Payable to our CEO in the amount of $360,000, plus accrued interest of $27,874, dated March 12, 2010.

ITEM 6.  Exhibits

10.27           Demand Note Payable dated October 8, 2010 by and between Aura Systems Inc. and Warren Breslow
10.28           Demand Note Payable dated November 3, 2011 by and between Aura Systems Inc. and Warren Breslow
10.29           Demand Note Payable dated November 10, 2010 by and between Aura Systems Inc. and Warren Breslow
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

Date: January 19, 2011

By:    /s/ Melvin Gagerman

Melvin Gagerman

Chief Financial Officer
(Principal Financial and Accounting Officer
and Duly Authorized Officer)