Form 10-K
period 2011-02-28
AURA SYSTEMS INC
filed 2011-06-14
CIK 826253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

[Ö ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended.................................................February 28, 2011
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
Yes☐  No ☒

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes☒  No ☐

On August 31, 2010 the aggregate market value of the voting stock held by non-affiliates of the Registrant was $34,624,572. The aggregate market value has been computed by reference to the last sale price of the stock on August 31, 2010.

On May 17, 2011, the Registrant had 61,615,440 shares of common stock outstanding.

TABLE OF CONTENTS

PART I
ITEM 1. BUSINESS
ITEM 1A. RISK FACTORS
ITEM 1B. UNRESOLVED STAFF COMMENTS
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

PART I

ITEM 1. BUSINESS

Introduction

We design, assemble, test and sell our proprietary and patented Axial Flux induction machine (“AF”) known as the AuraGen® for industrial and commercial applications and VIPER for military applications. Our patented system when applied as a generator uses the engine of a vehicle or any other prime mover to generate electric power and our patented control system is used to deliver such power to the user. When used as an electric motor, our system delivers mechanical power used to drive mechanical devices.

Induction machines are generally Radial Flux (“RF”) machines and are the workhorse of industry due to their robustness, attractive cost, and easy control; however, they are relatively heavy and bulky.  Axial flux induction machines on the other hand, have all of the advantages of the radial flux machines but with the advantage of higher energy density resulting in smaller, lighter machines with equivalent performance.  Unlike the permanent magnet (“PM”) machines, induction machines do not use any permanent magnets and therefore the controller can change the B fields since B is proportionate to the voltage divided by the frequency (V/f). It is generally accepted that for PM machines, as machine size grows, the magnetic losses increase proportionately and partial load efficiency drops. With induction, as the machine size grows, losses do not necessarily grow. Induction drives could offer an advantage when high-performance is desired; the peak efficiency will be somewhat lower than with PM machines, but average efficiency may actually be better.

The history of electric motors reveals that the earliest machines were in fact axial flux machines. However after the first radial flux machines were demonstrated in the early 1900’s,such machines were accepted as mainstream configuration. The reason for shelving the axial flux machines were multifold and can be summarized as follows: (i) strong axial magnetic attraction force between the stator and the rotor, (ii) fabrication difficulties such as cutting the slots in laminated cores, (iii) high cost involved in manufacturing the laminated stator core, (iv) difficulties in assembling the machine and keeping a uniform air gap and (v) providing a laminated rotor that can stand the large centrifugal forces.

Modern techniques show that all of the historical objections can be overcome with recent developments in the design of such machines, as well as, the design of the proper manufacturing processes and tooling.

The issue of dealing with the strong axial magnetic attraction force between the stator and the rotor is completely overcome by Aura’s patented approach of using a topology of two stators and a rotor sandwiched between them.  This has been disclosed in Aura’s U.S. Patent 5,734,217 (March, 1998) and U.S. Patent 6,157,175 (Dec, 2000).  In addition to other benefits, the topology is such that the axial forces on the bearings are very small and negligible.

The issues dealing with the fabrication difficulties and the high cost involved in manufacturing of the laminated stator cores have been resolved years ago by Aura Systems using a technique involving punching the slots while rolling the steel.  This approach creates a continuous punched steel ribbon at a cost similar to the traditional punched laminates.   The equipment required uses a closed loop control system that controls a   precision step-motor and a punching press.  The manufacturing processes is fully proven with thousands of units delivered by Aura Systems over the last 10 years on machines in the 5-16 kW.  There are no technical showstoppers to use the same techniques for any size machines.

Many manufacturers of PM axial flux machines, as well as Aura Systems with its induction axial flux machines have resolved the issues dealing with difficulties in assembling the machine and keeping a uniform air gap.  This is therefore no longer an issue.

Aura Systems Inc. has also developed a cast rotor for the axial flux machine as described in U.S. Patents 5,734,217 and 6,157,175.  Such rotor does not require any laminates and provides the structural integrity to withstand very large centrifugal forces, while at the same time, provides the proper electric and magnetic properties.

As described above Aura Systems developed the technology and manufacturing processes to overcome the traditional objections for axial flux machines.   Once the objections for the axial flux approach have been removed by Aura Systems as described above, one had to develop a smart control system that provided for a total variable speed solution.  A complete power generation system based on Aura’s axial flux generator and Aura’s unique smart controller is disclosed in Aura’s U.S. Patent 6,700,214 (March 2, 2004).   Finally Aura’s U.S Patent 6,700,802 (March 2, 2004) disclosed a method where power from multi sources can be added to handle sudden power spikes such those that occur when a compressor, motor, pump, etcetera are turned on.  In addition patent 6,700,802 teaches a very unique method (bi-directional Power supply) to provide uninterrupted total seamless transition from generator power to battery pack power and back to generator power.

The AuraGen® /VIPER system is composed of three primary subsystems (i) the patented axial flux design alternator, (ii) the electronic control unit (“ECU”) and (iii) mounting kit that is a mechanical interface between the alternator and the prime mover.   The architecture of our patented ECU is designed to separate the power generation from the user, thus creating a flexible system that can support multi voltages simultaneously.  The system architecture is based on having a direct current (“DC”) power bus that is used to excite the alternator and also to collect energy from the alternator.  The user loads are supported from the power bus and not directly from the alternator. This immediately leads to a load following design where the demand on the alternator at any moment in time is equal to the demanded user load (up to the maximum alternator power capabilities).   In addition the output power is constructed from the power bus with either a PWM based inverter for alternating current “(AC”) output, and or, a unique patented bi direction power supply (“BDPS”) that acts as a DC to DC converter to provide different DC voltages as an output.  The BDPS provides the capability of adding power to the bus from a DC source such as batteries whenever sudden spikes or demands occur.  The BDPS also provides the seamless transition to maintain the power bus when the prime mover is turned off (batteries are used to support the power bus).

After a lengthy development period we began commercializing the AuraGen® in late 1999 and 2000.  Our first commercial product was a 5,000-watt 120/240V AC machine, in 2001; we added an 8,000-watt configuration and also introduced the BDPS that allowed us to provide simultaneously an AC/DC solution. In fiscal 2008, we introduced a system that generates up to 16,000-watts of continuous power by combining two 8,000 watts systems (dual system) and in fiscal 2010 we introduced the TanGen system that combines two 8,000 watts systems on a single output shaft (two rotors on a single shaft). We are currently developing a 30,000-watt system consisting of two rotors on a single shaft (each one with 15,000 watts capability) and expect to have hardware demonstrating such a system before the end of fiscal 2012.  We are also developing a smaller power unit that will have approximately 3,000 watts capability.

As described above, we focus on mobile power applications and thus we require interface kits to prime movers.  Many of our applications are such that the AuraGen/VIPER is driven directly from a truck or SUV engine. We now have configurations available for more than 90 different engine types, including a majority of models of General Motors and Ford, some Chrysler models and numerous other engine models made by International, Isuzu, Nissan, Hino (Toyota), Mitsubishi, Caterpillar, Detroit Diesel, Cummins, and Freightliner.  In addition we have interface kits for numerous model of military HMMWV, as well as other military vehicles. Also, starting in fiscal 2008, the AuraGen/VIPER was installed on a number of U.S. Navy boats and is currently being installed under contract on the U.S. Coast Guard 44 ft. patrol boats.  In addition to the usage of the vehicle engine as the prime mover, we have also developed numerous Power-Take-Off (“PTO”) interface kits for many different vehicle platforms.  We are also working with a number of customers on integrating our AuraGen/VIPER power solution with stand alone engines knows as Auxiliary-Power-Unit (“APU”) to be used in emergency rescue and electric vehicle applications.

Business arrangements

Over the last several years we entered into a number of agreements for some specific applications of our power solution. The current key agreements are with (i) Zanotti SpA for transport refrigeration, (ii) Seokmun Inc. for both commercial and military applications in South Korea, (iii) Funpos Inc. for all applications in Israel, (iv) Fait Holding Ltd. for applications in France and Indonesia, and (vi) Industrias Kirkwood  in Mexico. We are currently negotiating distribution agreements for the UK, Scandinavian countries, and Turkey. We have settled all disputes and terminated all agreements with Emerald commercial leasing Inc. (transport refrigeration applications) in December 2009.  We terminated our relationship and agreement with Genergy Inc. (in South Korea for commercial applications) in June 2009 due to Genergy failure to pay the agreed upon license fees and other commitments. We terminated our relationship with WePower (vertical wind turbines) in May, 2011, by mutual agreement between the parties.

In March 2010 we entered into a strategic alliance with Zanotti refrigeration.  Zanotti is a 50-year-old Italian company specializing in refrigeration for the food industry with distribution in over 70 countries. The strategic alliance consists of Zanotti providing to Aura all-electric transport refrigeration systems that will support midsize trucks (20,000 BTU/hr), “pup” trailers (30,000 BTU/hr) and refrigeration trailers (50,000 BTU/hr).  All of Zanotti’s North America dealers (currently approximately 70) will provide service and installation for Aura’s all-electric transport refrigeration solution (“AETRU”).  The alliance calls for Aura to exclusively use only Zanotti’s refrigeration systems for all new transport refrigeration systems.  For the last year the parties have worked closely to develop a complete all-electric solution for transport refrigeration.  The all-electric solution has been undergoing extensive tests to ensure reliability under severe winter and summer conditions and is expected to be ready to sell during the summer of 2011.

In the middle of fiscal 2009, we introduced the concept of an all-electric Transport Refrigeration Unit (“TRU”) for mid size trucks. At the time, Aura used a refrigeration system provided by Dimplex, a very large refrigeration company that provides stationary coolers and refrigeration.  After fielding numerous units with a variety of users, the concept and value proposition were completely proven and validated.  The system eliminates the traditional small diesel engine used to run the refrigeration system, resulting in significantly reduced fuel usage and a significant reduction of NOx and PM emissions associated with small diesel engines used for transport refrigeration. Unfortunately, whilethe AuraGen/Dimplex solution was designed to operate in the harsh environment encountered on trucks, the Dimplex refrigeration solution was not geared for transport applications and thus we terminated our relationship with Dimplex and entered into a strategic alliance with Zanotti, a company specializing in transport refrigeration.

Seokmun Inc., a South Korean company, has been Aura’s distributor for military applications since 2006 and recently became our commercial distributor in South Korea.  Seokmun, in 2007 won a 10-year program from the Korean Army to deliver 1,000 AuraGen VIPERs (100 per year).  To date Aura has delivered 420 such systems and will deliver the next 120 systems later this year.  In addition Seokmun was instrumental in winning the NRRS Korean military program for approximately 132 dual VIPER systems to be delivered over the next three-year period. In addition there are numerous other VIPER programs currently under consideration by the South Korean military.

Funpos Inc., an Israeli company, is our agent for Israel.  Currently we are pursuing a number of worldwide opportunities through major Israeli defense companies such as Kinetics, Tadiran, Beth-El and Plasan.  Kinetics is working with us to incorporate the VIPER into a number of their APUs to be sold to numerous customers both inside and outside Israel. Tadiran is exploring the possibilities of using 3 VIPER systems in a very special APU being designed for both the Singaporean and Israeli militaries. Beth-El, a world leader in biological chemical and nuclear warfare is designing numerous filter systems that require transportable power with the VIPER system for applications in numerous countries.  Plasan is exploring the possibilities of using the VIPER in conjunction with their new APU under development as well as other power applications for armored vehicles. We are bidding on numerous contracts directly with the IDF.

The AuraGen®/VIPER

The AuraGen® is composed of three basic subsystems. The first subsystem is the AF generator that is bolted to, and driven by, the vehicle's engine, PTO, or any other prime mover. The second subsystem is the ECU, which filters and conditions the electricity to provide clean, steady voltages for both AC and DC power, and provides for variable speed applications as well as load following for increased efficiency. The third subsystem consists of mounting brackets and supporting components for installation and integration of the generator with the vehicle engine, PTO, or the prime mover.

Currently we are delivering power solutions for three continuous power levels, (a) 5,000 watts AC/DC, (b) 8,000 watts AC/DC and (c) 16,000 watts AC/DC.  We are also under contract with the U.S. Army to develop a 30,000-watt solution (expected to be completed by the end of fiscal 2012).  All the AC power is pure sine wave with total harmonic distortion of less than 2.1% and is available in both 120 VAC and or 240 VAC.  In addition, the power generated on all models can be partitioned to provide simultaneous AC and 14 or 28 volts of DC or only DC, if required by the user.  The AuraGen power levels can be generated as the prime mover speed varies from idle to maximum rated speed. The VIPER (the military version of the AuraGen® system) includes as an option a complete power management system which (i) monitors in real time the batteries’ voltage and temperature, (ii) provides a partition of the power between AC and DC simultaneously with the ability to be programmed from all AC to all DC, (iii) monitors the RPM of the generator, (iv) monitors the temperatures of the generator and the ECU, (v) monitors the raw power generated, (vi) monitors both the AC and DC loads as to voltage and current, (vii) provides programming of load prioritization and load shedding, and (viii) monitors the voltage of the internal 400VDC bus.

In addition to the 30,000 watt system under development, our engineering department is designing AuraGen/VIPER axial flux machines that will support 60,000 and 125,000 watt solutions in support of a number of bids for both military (U.S.N) and hybrid vehicle programs (DOE).

Mobile and Remote (not power grid connected) Power Industry

The mobile and remote power generation market is large and growing. There are four basic different markets (i) military, (ii) stationary but remote commercial/industrial, (iii) mobile industrial/commercial, and (iv)Hybrid and electric vehicles. The military market place is also divided between mobile and stationary applications.

According to the U.S. Census Bureau, in 2007 the U.S. motor and generator industry, for larger than one horsepower applications, recorded more than $9.5 billion insales (U.S Census Bureau Industry Statistical Sampler).

One of the fastest growing segments in the military market place is On-Board-Exportable-Power (OBEP), that is, electric power on vehicles that can be used to support other than vehicle functions.  The driver for the increase demand for on board power are numerous advance weapon systems as well as increase in C4I functions. Currently, most on board power is provided by APUs that are (i) heavy fuel users, (ii) bulky, (iii) heavy and (iv) require constant maintenance. Militaries all over the world are seeking more efficient integrated power solutions for their vehicles.

Similar to the military demands, the commercial and industrial market also requires on board power to support modern computers, digital sensors and instruments as well as electrical driven tools.  Current automotive alternators cannot supply the existing demanded power and thus the common solution is the use of APUs.  These APUs are environmentally unfriendly, heavy users of fuel, heavy bulky and require constant maintenance and scheduled service.  Vehicles used in the telecommunications, utilities, public works, construction, catering, oil and gas industries, emergency/rescue, and recreational vehicles rely heavily on mobile power for their daily work.

Hybrid and electric vehicles by their nature require significant amounts of on board power to charge batteries as well as to operate electric motors.In 2010 approximately 274,210 hybrid vehicles were sold in the U.S(www.afdc.energy.gov/afdc/data/docs/hev_sales.xls)

In addition to vehicle related applications, other stationary applications require a solution that converts mechanical energy into electrical energy.  According to Market Research News May 24, 2011 “In 2009, nearly 9.3 million generators were sold globally for residential applications. Supported by a recovery in the global economy, worldwide residential engine-generator unit sales are expected to grow by 7% per year to nearly 13 million units in 2014”.

The traditional available solutions for mobile and remote power users are:

•
Gensets (AKA APUs), Gensets are standalone power generation units that are not incorporated into a vehicle and require external fuel, either gasoline or diesel, in order to generate electricity. Gensets (i) are generally noisy and cumbersome to transport because of their weight and size, (ii) typically run at constant speed to generate 50 or 60 Hz of AC power, (iii) must be operated at a significant part of the rated power to avoid wet staking, (iv) are significantly derated in the presence of harmonics in the loads and (v) require significant scheduled maintenance and service.  Genset technology has been utilized since the 1950s.

High-Output Alternators, High-output alternators are traditionally found in trucks and commercial vehicles and the vehicle’s engine is used as the prime mover.  All high-output alternators provide their rated power at very high RPM and significantly less power at lower RPM.  In addition, high-output alternators are generally only 30% efficient at the low RPM range and increase to 50% efficiency at the high end of the RPM range.The power generated by high-output alternators is 12 or 24 Volt DC and an inverter is required if 120 Volt AC power is needed. In addition, due to the low power output at low RPMs, in order to get significant power, a throttle controller is used to speed-up the engine.

•
Inverters, Inverters are devices that invert battery DC to AC.  Inverters as mobile power generators are traditionally used in low power requirements, typically less than 2,500 watts, and do not have the ability to recharge the batteries used as the source of power.  Thus, typical inverter users require other means to recharge the used batteries such as “shore-power” or gensets.  More recently dynamic inverters became available.  Dynamic inverters use power from the alternator to augment power from the batteries and are able to achieve power levels in excess of 6,000 watts. Dynamic inverters introduce significant stresses on both the batteries and alternators, which causes significant life shortening for both.  Dynamic inverters use power from the alternator.  When the inverter is turned on, the alternator is switched off from the vehicle battery and tied into a transformer that uses electronic controls to change the DC alternator inputs to AC inverter output.  A separate transformer winding provides battery charging so that fully regulated 120 Volt AC and 12 Volt DC power is available as long as the engine is running at high enough RPM to provide power for the load and the battery charging.  All dynamic inverters require a high-output alternator to be able to output significant AC power. As is often the case, the limiting factor is the high-output alternator.  In order to get stable output, a very accurate throttle controller is also needed to maintain steady speed on the engine.

•
Permanent-Magnet Alternators.  Recently a number of companies have introduced alternators using exotic permanent magnets.  These alternators tend to have higher power generation capabilities than regular alternators at lower engine RPM.  In order to be practical in an under-the–hood environment (200oF) active cooling must be added, since the magnets are demagnetized at approximately 176oF.  There are other issues that require an active control system that will add and subtract magnetic field strength as the engine RPM increases.  Over 95% of the magnets used for electric machines comes from China and starting in 2011 the price of the magnets has sky rocketed.  In addition China started limiting export of the magnets in order to have sufficient supplies for local consumption.

•
Fuel Cells. Fuel cells are solid-state devices that produce electricity by combining a fuel containing hydrogen with oxygen. They have a wide range of applications and can be used in place of the internal combustion engine and traditional lead-acid and lithium-ion batteries.  The most widely deployed fuel cells cost about $3,000 perkilowatt.

•	Batteries. Batteries convert stored chemical energy to electrical energy.

 Competition

The Company is involved in the application of its AuraGen technology to mobile power and, as such, faces substantial competition from companies offering different technologies.

Gensets AKA APU- Portable generators meet a large market need for auxiliary power.  Millions of units per year are sold in North America alone, and millions more across the world to meet market demands for 1 to 15 Kilowatts of portable power.  The market for these power levels basically addresses the commercial, leisure and residential markets, and divides essentially into: a) higher power, higher quality and higher price commercial level units; and b) lower power, lower quality and lower price level units.  Gensets provide the strongest competition across the widest marketplace for auxiliary power.  Onan, Honda and Kohler, among others, are well established and respected brand names in the genset market for higher reliability auxiliary power generation.  There are 44 registered genset-manufacturing companies in the U.S.

High Output Alternators-There are many High Output Alternator manufacturers.   Some of the better known are: Delco-Remy, Bosh, Nippon Densu, Hitachi, Mitsubishi and Prestolite. All alternators provide their rated power at very high RPM and significantly less power at lower RPM.  In addition alternators are generally only 30% efficient at the low RPM range and increase to 50% efficiency at the high RPM range.  The AuraGen/VIPER end to end system (including mechanical linkages and belt) is over 80% efficient at the low RPM range and is approximately 75% efficient at the very high RPM range (at very high RPM windage is the major lose).

Inverters-There are many inverter manufacturers; some of the better-known ones are, Trace Engineering, Vanner, and Xentrex.  The pricing of industrial grade sine wave inverters is, approximately $850-$1000 per kilowatt plus the cost of a high output alternator ($1,000) and a good throttle controller ($250-$500).

Inverters are devices that invert battery direct current to alternating current.  Inverters as mobile power generators are traditionally used in low power requirements, typically less than 2500 Watts, and do not have the ability to recharge the batteries used as the source of power.  Thus typical inverter users require other means to recharge the used batteries such as “shore-power” or gensets.  More recently dynamic inverters became available.  Dynamic inverters use power from the alternator to augment power from the batteries and are able to achieve power levels of 6,000 watts plus.  The dynamic inverters introduce significant stresses on both the batteries and alternators that cause significant life shortening for both.  Dynamic inverters use power from the alternator.  When the inverter is turned on, the alternator is switched off from the vehicle battery and tied into a transformer that uses electronics controls to change the DC alternator inputs to AC inverter output.  A separate transform winding provides battery charging so fully regulated 120 Volt AC and 12 Volt DC power is available as long as the engine is running at high enough RPM to provide power for the load and the battery charging.  All dynamic inverters require a high output alternator to be able to output significant AC power. As is often the case, the limiting factor is the high output alternator.  In order to get stable output a very accurate throttle controller is also needed to maintain steady speed on the engine.   Inverters are efficient electronic devices that can be made to provide pure sine wave output.

Permanent-Magnet (“PM”) alternators.-Recently a number of companies have introduced alternators using exotic NdFeB magnets (UQM technologies is one of the better known).  These alternators tend to have higher power generation capabilities than regular alternators at lower RPM.  Unfortunately, PM machines with NdFeB magnets are very sensitive to temperature and cannot survive the typical under the hood environment (200oF+).  In order to apply such devices for automotive applications one must add expensive and cumbersome active cooling since the magnets are demagnetized at approximately (176oF).

In addition to the temperature challenges of such machines, there are other issues involving active control of the magnetic field.  The main disadvantage of PM generators is the difficulty of output voltage regulation to compensate for speed and load variation due to the lack of a simple means of field control.

Finally, PM machines are significantly more expensive than induction machines.  Recent global events have caused the price of Nd to increase from $20 per kilogram to over $90 per kilogram with most of the material coming from China.  In addition to the recent price increase, the Chinese government has used Nd as a political weapon, thus causing the US government and others to look for alternative solutions that do not use Nd magnets.   Clearly the Aura solution is a great alternative to any PM solution.

Fuel Cells-Fuel cells are solid-state, devices that produce electricity by combining a fuel containing hydrogen with oxygen. They have a wide range of applications, and can be used in place of the internal combustion engine and traditional lead-acid and lithium-ion batteries.   So why aren't fuel cells being installed everywhere?   The most widely deployed fuel cells cost about $3,000 perkilowatt.

Others- Symetron Technology by Raser Inc.  is sometimes mistaken for a new form of motor or generator.  The Symetron technology is a variable frequency motor/generator controller that uses numerous control schemes to optimize performance. The Symetron technology involves adaptive tuning to continuously optimize motor and system efficiency for the speed and torque operating point.  When the system was tested in November 2006 the adaptive algorithm or table calculations were performed offline and then input to the controller.

The Symetron controller is a potential competitor to variable speed motor controllers provided by such companies as of ABB, or Baldor-Electric Co.   The Symetron technology is not a new form of motor/generator.

There are a number of companies that advertise a “secret” approach for higher performance of inductive machines.  Typically these claims are not proven and are based on changing the winding connections from Y to D or D to Y as shown.

Transport Refrigeration (“TRU”)- The main competitors for the all-electric TRU are traditional diesel based solutions provided by Thermo-king and Carrier. The diesel based comparable systems provided by Thermo-king and Carrier are somewhat less expensive than our All Electric solution (Zanotti refrigeration +Aura’s power system), however the diesel solutions require frequent regular scheduled maintenance and a separate diesel engine that consumes considerable fuel every operating hour.  In addition, the diesel solutions emit harmful emissions and are becoming subject to numerous federal and state regulations.

The economic and environmental benefits of the AuraGen solution are greatly amplified in transport refrigeration applications where a separate diesel engine is eliminated.  An analysis of our solution for mid size refrigeration trucks (117,000 trucks across the nation) shows potential annual savings in excess of 26,000 tons of NMHC+NOx, 23,000 tons of CO and over to 1,400 tons of PM. The diesel fuel savings exceed 100,000,000 annual gallons.  The above numbers are very conservative since they reflect: (i) the assumption that all refrigeration diesel engines already meet the Tier 4 EPA requirements (to be phased in 2008-2013) and (ii) that there are no additional savings from idle reductions.  Both of the assumptions are used as a lower bound for the anticipated savings.

Most of our competitors have greater financial, technical, and marketing resources than the Company.  They have larger budgets for research, new product development and marketing, and have long-standing customer relationships. We also compete with many larger and more established companies in the hiring and retention of qualified personnel.   Our financial condition has limited our ability to market the AuraGen® aggressively.

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

Because of our limited financial and staff resources, we have focused our sales and marketing activities to a few industrial and military segments.  In particular, our military focus is on selling to users, including the U.S. Coast Guard (the “USCG”), U.S. Special ops, U.S.N, U.S.A, as well as the South Korean military.  We are in the process of selling to the Israeli defense contractors and the Mexican military.

More recently we expanded our focus and are now marketing to companies in the emergency/rescue, oil and gas segment, and the transport refrigeration segment.

Competitive Advantages of the AuraGen®

The AuraGen’s patented breakthrough compact design is more than 50% smaller and lighter than the traditional solutions, allowing “under-the-hood” AuraGen installation in commercial vehicles, powered by the vehicle’s existing engine or power takeoff “PTO”.  Traditional solutions are too large and bulky to be integrated into a commercial vehicle and therefore, require their own independent power source.

The AuraGen power solution is more efficient than traditional solutions due to the significant increase in efficiency of the AuraGen design over conventional designs (traditional alternators are at best 50% efficient).  The conversion of chemical energy to electrical energy is governed by the following limitations; (i) diesel fuel (chemical material) has approximately 38 kW-Hr of energy per gallon, (ii) diesel engine have a theoretical efficiency of 40% (practically the efficiency is close to 30%), (iii) the transformation of chemical energy to mechanical energy results in approximately 15.2 kW-Hr per gallon of fuel, (iv) the conversion of mechanical energy to electrical energy in automotive applications is done through a generator (alternator) whose traditional efficiency is 50% or less, resulting in approximately 7.6 kW-Hr per gallon of fuel.  The AuraGen power system (including the Axial flux machine and the support electronic controller) efficiency in automotive applications is approximately 80%, which results in 12.16 kW-Hr per gallon.  As an example, if there is a need for 10 kW of power, the traditional solution will require approximately 1.3 gallons per hour of fuel while the AuraGen solution will require only 0.83 gallons per hour for the same output.

The AuraGen solution is a load following solution that further increases the efficiency.  A load following solution only generates the required power at any instant, thus for applications where the power needs vary over time the AuraGen solution provides even greater efficiency.

The AuraGen, unlike traditional gensets, provides “clean” power required to operate sophisticated electronic equipment, which is a growing need for mobile power market We believe the AuraGen® is a superior product due to its convenience, cost efficiency, fuel efficiency, reliability, flexibility in power output, quality of the electricity generated, and its ability to provide the full power at variable speeds as well as provide load following architecture. The AuraGen® is not sensitive to temperature or altitude variations and generates the rated power at or near idle engine RPM.

The ability to operate at variable speed makes the Aura solution very attractive when the speed of the prime mover varies and is unpredictable, such as in automotive applications.  The variable speed solution is a direct consequence of our system architecture where we separated the power generation from the power delivery by the power bus.

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

The AuraGen® system is Underwriters Laboratories (“UL”) approved. In late 2004 and early 2005 the U.S. Marine Corps successfully tested the VIPER for safety and other operational capabilities at the Aberdeen Test grounds.

Targeted markets

There are four general segments to our marketing plan (i) Transport refrigeration, (ii) Military applications, (iii) APUs and other applications and (iv) Hybrid & Electric Automotive applications.

(i) A key element of our business plan is focused on All-electric Transport refrigeration.  The market is well understood and both social and economic forces are providing an unprecedented opportunity to gain significant market share.  Our immediate focus is on 20k BTU/hr midsize trucks and the 30k BTU/hr pup trailers, followed later with the 50k BTU/hr trailers application.

The market for the 20k BTU/hr midsize trucks is for approximately 15,000 new trucks per year and a significant retrofit market.  The market for the 30k BTU/hr pup trailers is for approximately 20,000 new units per year and also a significant retrofit. The market for trailers is approximately 40,000 per year.

(ii) Another key element is the acceptance of our mobile power solution in military applications around the globe.  Our near term focus is marketing efforts in South Korea, Israel and Mexico, in addition to ongoing activities in the U.S.A.

We are currently under contract to deliver 5-kW systems to the South Korean military (this is a 10-year contract under which we have already delivered 420 systems.  The contract calls for 100 systems to be delivered every year for 10 years).  In addition we start a contract to deliver approximately 130 16 kW systems over the next three years and other small contracts to deliver systems over the next few years.  We are also pursuing a number of additional opportunities with the South Korean military.

We have a number of opportunities through Israel with (i) Beth-El, (ii) Kinetics, (iii) Plasan, and the (iv) IDF directly.  In addition there are some smaller opportunities with Tadiran and other defense contractors in Israel.   In addition to the Opportunities in Israel we also are exploring opportunities with the Mexican military.

In the U.S we are currently under contract to supply dual 8 kW systems to the U.S.C.G for their 44 ft. patrol boats. We are also under contract with the U.S.A to develop a 30 kW VIPER system.  In addition we supply units for numerous special ops operations.  In addition to the contracts in place, we have a number of outstanding bids and proposals with a number of the large defense contractors.

(iii) There are numerous applications for the AuraGen/VIPER solution in different APUs and direct mounted applications.  Wiles engineering developed an APU for fire trucks using a dual AuraGen solution (16 kW).  The opportunity in this sector is for hundreds of systems per year.  Other applications with large opportunities are all-electric air conditioner for school buses (we are working with the Texas school system), bucket trucks, service trucks, etc.

The oil and gas industry is a heavy user of mobile power for service.  We have identified a number of oil and gas service companies that require the power level, as well as the power quality, generated by the AuraGen.  Currently we are selling small quantities of the AuraGen for such applications where our product is integrated into APU applications.

(iv) Another important part of our marketing model is a focus on hybrid and electrical automotive applications.  We have delivered approximately 800 machines to Azure Dynamics in support of their hybrid programs in the past and are getting ready to ship additional 1,000 systems during the next 12 months.  In order to pursue this business sector we will need to design 30 and 100 kW machines during fiscal 2012.

Facilities, Manufacturing Process and Suppliers

Our facilities consist of approximately 55,000 square feet in El Segundo, California and 8,000 square feet in McDonough Georgia. The El Segundo facilities consist of two buildings (approximately 27,500 sq ft each), one that is currently being used for assembly and testing using components that are produced by various suppliers and the other is used for general offices, engineering and warehousing.   The Georgia facility is used for installation and service. Since December 2007, we have been on a month-to-month lease in the assembly and testing building, and for the second building we entered into a 5-year lease in May 2008.  The combined rent for both El Segundo facilities is approximately $55,000 per month.  The rent in McDonough is approximately $4,000 per month. While we had anticipated the consolidation of our two El Segundo facilities during fiscal 2011 into the general office end engineering building, a lack of resources prevented us from doing so.  We expect to be able to complete this consolidation in the upcoming fiscal year and therefore expect to complete leasehold improvements that include expanding the second floor (estimated to cost approximately $200,000) to increase the total available footprint to approximately 45,000 square feet. We feel this facility will then be sufficient for our current needs.

Early in our AuraGen® program, we determined it was most cost-effective to outsource production of components and sub-assemblies to volume-oriented manufacturers, rather than produce these parts in-house.  As a result of this decision, and based on then anticipated sales, prior to fiscal 2001 we purchased a substantial inventory of components and sub-assemblies at volume prices. Since sales did not meet our expectations, we have been assembling, testing and selling product from this inventory for several years. In order to renew our inventory of components, we will need to renew contracts with such manufacturers or locate other suitable manufacturers. Since we emerged from our Chapter 11 reorganization in January 2006, we have renewed our relationships with a number of our old suppliers and are developing relationships with others.  To ensure quality and reliability in the field, we use highly qualified suppliers, the majority of which are ISO 9002 compliant.

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

We sell directly to the U.S Military and other state and federal government agencies, as well as multi end users of our product in North America.

We have an exclusive distribution agreement with Seokmun Inc. in Korea for military and commercial applications.  We have an exclusive distribution agreement with Funpos Inc. for all applications in Israel.  We have an exclusive distribution with Fait Holding Ltd. for all applications in France and Indonesia.  We have an exclusive distribution agreement with Industrias Kirkwood for Mexico. We are also currently negotiating with a number of other entities for distribution agreements in different parts of the globe.  We entered into an agreement with Zanotti for the sale and distribution of our All-Electric Transport Refrigeration Unit (“ALTRU”).

We sell our generator for hybrid applications through an OEM arrangement with Azure Dynamics.  We are currently exploring other OEM arrangements for a variety of applications.

Research and Development

We believe that ongoing research and development is important to the success of our product in order to utilize the most recent technology, to develop additional products and additional uses for existing products, to stay current with changes in vehicle manufacture and design and to maintain an ongoing advantage over potential competition. Our engineering, research and development costs for fiscal 2011 decreased to approximately $1.7 million from $2.2 million in fiscal 2010, due to our lack of resources to fund the planned increases. However, our research and development is planned to increase in fiscal 2012 to approximately $2.6 million

We are engaged in numerous new and enhanced developments of our AuraGen/VIPER both as company sponsored research and development (“R&D”) and contract related R&D activities.

We are in the process of integrating a number of new advanced features into our mobile power solution.  We are developing a new more powerful Inverter Charger System (“ICS”) that will be able to provide up to 8 kW of power from a battery source when the prime mover is off.  We have now delivered a number of solutions that provide for 3-phase 240VAC power and we are in the process of integrating this solution as a new option for our product line. We are also developing a standalone DC/DC converter that will provide 4 kW from 300-400VDC input to both 12VDC and 24VDC output.  We are also designing a new power module that will provide us with the capability to offer higher power solutions, for both US, and international users (different voltage configurations).

We are also working closely with APU suppliers both in the US (Wiles Engineering) and in Israel (Kinetics and Plasan) to integrate our power solution into their product. In addition, our engineering department is constantly designing new interface kits for new applications and vehicles.

We are currently developing a 30 kW solution under a U.S.A contract.  The Critical design Review was just completed and we are currently starting to build he system.  Our engineering department is constantly exploring through analysis and design additional power level solutions from 3.5 kW to over 120 kW.  We have started work on developing a VIPER starter/generator system to be integrated into HUMMWV vehicles at the flywheel location.

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

Employees

As of May 17, 2011, we employed 62 persons, of which all are full time. We are not a party to any collective bargaining agreements.

Significant Customers

During the year ended February 28, 2011, we conducted business with four major customers whose sales comprised 21.9%, 20.3%, 19% and 14.4% of net sales, respectively. As of February 28, 2011, these customers accounted for 79% of net accounts receivable.  During the year ended February 28, 2010, we conducted business with three major customers whose net sales comprised 18.1%, 14.5% and 13.1% of net sales, respectively. As of February 28, 2010, 34.4% of net accounts receivable were due from these customers.

Backlog

As of May 31, 2011 we have a backlog of approximately $27.25 million consisting of the following elements:(i) South Korean Military approximately $5.0 million (on going business), (ii) U.S. military approximately $4.5 million (on going business), (iii) Hybrid vehicle applications of approximately $1.5 million (on going business), (iv) Transport refrigeration systems approximately $16.0 million (agreement with Zanotti)and (v) Misc. applications of approximately $250,000.

Approximately $2.0 million of the U.S. military backlog is scheduled for delivery after fiscal 2012, and is subject to cancellation or renegotiation at the convenience of the U.S. government.  The Zanotti agreement requires the purchase of 700 systems in order for Zanotti to retain the exclusive arrangement.  Aura is working closely with Zanotti’s engineering to ensure the system will operate perfectly in the field under severe conditions.  The engineering work and testing took a little longer than initially estimated; therefore the parties agreed that the minimum purchase required from Zanotti will be extended by one year to March 2013.

While we don’t have a purchase order in hand yet, our distributor in Mexico is assuring us ofan order for the Mexican Army for approximately 2,500 VIPER systems over a number of years starting in our fiscal 2012 ($16.25 million).  In addition, in fiscal 2012,we expect a PO from Tadiran in Israel for approximately $400,000, a release from Beth-El in Israel for approximately $3.5 million, approximately $100,000 from Plasan as part of a joint venture, a To Be Determined (“TBD”) amount from Kinetics in Israel and a TBD amount from the IDF directly.  We also expect to start shipping TanGen VIPER systems to Wiles Engineering starting in July 2011 at a rate of approximately $100,000 per month.

As of May 11, 2010, we had a backlog of approximately $32.6 million consisting of (i) $5.5 from the Korean military, (ii) $5.5 from the US military, (iii) $1.5 for hybrid application, and (iv) approximately $16 million from an agreement with Zanotti, (v) $3.5 million from WePower for wind turbine applications and (vi) $500,000 from misc. users. Approximately $3.0 million of the US military backlog is scheduled for delivery after fiscal 2010 and is subject to cancellation or renegotiation at the convenience of the U.S. government.  WePower’s wind turbine business slowed down significantly as a result of the economy and the lack of government subsidies.  The Company terminated the agreements with WePower as described above in the section “Business Agreements”.

ITEM 1A. Risk Factors

Risk Factors Relating to Our Business

We have a history of losses and we may not be profitable in any future period.

In each fiscal year since our organization in 1987 we have not made an operating profit. We have an accumulated deficit in excess of $391 million from our inception through February 28, 2011. Since emerging from bankruptcy in January 2006, we have incurred approximately $47 million in losses. We cannot assure you that we will be able to achieve or maintain profitability or positive cash flow.

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

Our product may need the approval of Homeland Security or other government agencies.

We depend on third party suppliers for our parts and components, some of which are foreign based. In the event that some of these suppliers would be denied approval to sell their products in the United States, or could not meet other U.S. government regulations, we would need to source our parts from other companies which could delay or prevent us from shipping product to our customers.  We use copper, steel and aluminum in our product and in the event of government regulations or restrictions of these materials we may experience a shortage of these materials to manufacture our product.

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

 As of the date of this report, our corporate charter currently authorizes our Board of Directors to issue up to 75,000,000 shares of common stock, of which 61,615,440 shares were outstanding as of May 17, 2011. The power of the Board of Directors to issue authorized shares of common stock is generally not subject to  stockholder  approval  under  Delaware  state law,  the state of our corporate organization. Any additional issuance of our common stock may have the effect of further diluting the equity interest of stockholders, and such dilution could be substantial.

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

As of May 17, 2011, we had outstanding 13,993,076 options and warrants to purchase our common stock at exercise prices ranging between $.75 and $4.00. If those option and warrant holders exercise these securities, we will be obligated to issue additional shares of common stock at the stated exercise price.  As of May 17, 2011, the closing price of our common stock was $0.73 per share.  The existence of such rights to acquire common stock at fixed prices may prove a hindrance to our efforts to raise future equity funding, and the exercise of such rights will dilute the percentage ownership interest of our stockholders and may dilute the value of their ownership. Future sale of shares issuable on the exercise of outstanding warrants and options at fixed prices below prevailing market prices, or expectations of such sales, could adversely affect the prevailing market price of our common stock, particularly since such warrants or options may be exercised at a fixed price and resold. Further, the holders of the outstanding warrants may exercise them at a time when we would otherwise be able to obtain additional equity capital on terms more favorable to us.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Our facilities consist of approximately 55,000 square feet in El Segundo, California and 8,000 square feet in McDonough Georgia. The El Segundo facilities consist of two buildings (approximately 27,500 sq ft each), one that is currently being used for assembly and testing using components that are produced by various suppliers and the other is used for general offices, engineering and warehousing.   The Georgia facility is used for installation and service. Since December 2007, we have been on a month-to-month lease in the assembly and testing building, and for the second building we entered into a 5-year lease in May 2008.  The combined rent for both El Segundo facilities is approximately $55,000 per month.  The rent in McDonough is approximately $4,000 per month.  While  we had anticipated the consolidation of our two El Segundo facilities during fiscal 2011 into the general office end engineering building, a lack of resources prevented us from doing so.  We expect to be able to complete this consolidation in the upcoming fiscal year and therefore expect to complete leasehold improvements that include expanding the second floor (estimated to cost approximately $200,000) to increase the total available footprint to approximately 45,000 square feet. We feel this facility will then be sufficient for our current needs.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any material pending legal proceedings.

ITEM 4.  Not Applicable

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

 Our shares are listed on the OTC Bulletin Board under the symbol “AUSI”. Set forth below are high and low bid prices for our common stock for each quarterly period in the two most recent fiscal years. Such quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not necessarily represent actual transactions in the common stock. We had 6,308 stockholders of record as May 17, 2011.

Period	High	Low
------	-----	-----
Fiscal 2011
First Quarter ended May 31, 2010	$1.05	$0.64
Second Quarter ended August 31, 2010	$0.88	$0.60
Third Quarter ended November 30, 2010	$0.74	$0.23
Fourth Quarter ended February 28, 2011	$0.99	$0.51

Period	High	Low
------	-----	-----
Fiscal 2010
First Quarter ended May 31, 2009	$1.25	$0.85
Second Quarter ended August 31, 2009	$1.05	$0.85
Third Quarter ended November 30, 2009	$0.90	$0.61
Fourth Quarter ended February 28, 2010	$0.95	$0.58

On May 17, 2011, the reported closing sales price for our common stock was $0.73.

Dividend Policy

We have not paid any dividends on our common stock and we do not anticipate paying any dividends on our common stock in the foreseeable future.

Sales of Unregistered Securities

In the year ended February 28, 2011, we issued 4,647,292 shares of common stock, with 2,069,840 five year warrants attached with exercise prices ranging from $0.75-$1.50, for cash proceeds of $2,479,487; 338,408 shares were issued upon the conversion of $181,852 of notes payable and accrued interest; 367,619 shares were issued in settlement of $270,029 of accounts payable; 1,641,434 shares were issued for marketing services, investor relation services and finders fees valued at $1,184,005; and 887,142 shares were issued to employees in lieu of $487,928 in unpaid salary.Funds raised were for general corporate working capital purposes. All such securities were issued and sold in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, and the certificates representing such securities contain a restrictive legend reflecting the limitations on future transfer of those securities. The offer and sale of these securities was made without public solicitation or advertising. The investors represented to us that they were knowledgeable and sophisticated, and were experienced in business and financial matters so as to be capable of evaluating an investment in our securities and were an “accredited investor” within the meaning of Regulation D promulgated under the Securities Act of 1933. Each of these investors was afforded full access to information regarding our business.

Repurchases of Equity Securities

We did not repurchase any shares of our common stock during the fourth quarter of fiscal 2011.

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

Overview

Our business is based on the exploitation of our patented mobile power solution known as the AuraGen for commercial and industrial applications and the VIPER for military applications.Our business model consists of three major components; (i) sales and marketing, (ii) engineering, and (iii) customer service and support.

(i) Sales and marketing -Our sales approach is composed of direct sales in North America and the use of agents and distributors for sales internationally.  In North America we are targeting four major business segments (a) Transport refrigeration, (b) U.S Military applications, (c) APUs and other applications and (d) Hybrid & Electric Automotive applications.

(a) Our sales and marketing approach for all-electric transport refrigeration is based on our strategic alliance with Zanotti and direct sales to major fleet owners of transport refrigeration.  We have prepared a presentation showing both the economic and social benefits of an all-electric solution as well as having a demo truck up fitted with the AuraGen power and the Zanotti refrigeration system to be used for customer demonstrations.  In addition we prepared a training class for Zanotti’s dealers to ensure proper installations of the AuraGen solution.  We have also set up a dedicated sales and service team for transport refrigeration.  We are in the process of presenting our solution to potential fleet owners.  At the same time we also started working closely with a Thermo-king dealer in California and Nevada to provide electrification for existing Thermo-king based refrigeration trucks. We expect transport refrigeration sales to start in the second quarter of fiscal 2012 and to be a significant contributor to our annual revenues in fiscal 2012.

(b) Our business approach for the U.S military and other government agencies are based on working with a number of defense contractors for a number of upcoming bids and responding to specific RFQs released by different agencies.  We currently have a proposal to DOE for applications of our AuraGen system for hybrid vehicles and we submitted our proposal for a major upcoming U.S.N program jointly with two large defense contractors.  In addition we constantly sell small quantities of the VIPER for Special Ops, and we are delivering monthly units to the U.S.C.G. under a multi-year contract.  We expect some new multi-year awards starting in our 3rdquarter of fiscal 2012 that will increase significantly over time.

(c) For APU applications we are working closely with an APU supplier to integrate our VIPER solution with their APU solution.  After a lengthy testing period the customer recently certified the VIPER for its applications and we expect monthly delivery of units to start in the second quarter of our 2012 fiscal year.

(d) For hybrid applications we are working closely with a power train OEM who is using our AuraGen alternator as a starter generator for hybrid van application.  Recently we have started working with another OEM for electric bus applications.  We expect to deliver approximately1,000 systems during our fiscal 2012 year.

For international sales we have an exclusive distribution agreement with Seokmun Inc. for Korea, Funpos Inc. for Israel, Fait Holding Ltd. for France and Indonesia and Industrias Kirkwood for Mexico. We have an agreement with Zanotti of Italy for sale of electric systems for transport refrigeration in Europe.   We are also negotiating agreements for the UK,, Scandinavian countries and Turkey.  We expect significant revenues from international sales to start in the second quarter of 2012 and accelerate thereafter.

(ii)The second component of our business model is focused on the engineering support for the sales activities described above.  The engineering support consists of the introduction of new features for our AuraGen/VIPER solution such as higher power, different voltages, 3 phase options, shore power systems, higher current solutions as well as interface kits for different platforms. After a slow down in our engineering activities during the 2011 fiscal year we expect an increase in engineering activities during the fiscal 2012-year.

(iii)The third component of our business model is customer service.  We have trained a number of field engineers to support our product in North America.  In addition we are working closely with our distributors to train their staff to be able to support the product.  For transport refrigeration we developed a training program for Zanotti’s dealers for installation and service.

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

Inventory Valuation and Classification

Inventories consist primarily of components and completed units for our AuraGen® product. Inventories are valued at the lower of cost (first-in, first-out) or market, on a standard cost basis. Provision is made for estimated amounts of current inventories that will ultimately become obsolete due to changes in the product itself or vehicle engine types that go out of production. Due to continuing lower than projected sales, we are holding inventories in excess of what it expects to sell in the next fiscal year. The net inventories which are not expected to be realized within a 12-month period based on current sales forecasts have been reclassified as long term. Management believes that existing inventories can, and will, be sold in the future without significant additional costs to upgrade it to current models and that the valuation of the inventories, classified both as current and long-term assets, accurately reflects the realizable values of these assets. We have accrued and expensed approximately $168 per ECU for the cost to upgrade it to current standards and do not anticipate any additional costs to upgrade the units. The AuraGen® product being sold currently is not technologically different from those in inventory. Existing finished goods inventories can be upgraded to the current model with only a small amount of materials and manpower. We make these assessments based on the following factors: i) existing orders, ii) age of the inventory, iii) historical experience and iv) our expectations as to future sales. If expected sales volumes do not materialize or if significant discounts from current pricing levels are granted to generate sales, there would be a material impact on our financial statements.

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

Results of Operations

Fiscal 2011 compared to Fiscal 2010

Revenues

Net revenues in fiscal 2011increased $225,167 to $3,439,959 from $3,214,792 in fiscal 2010, an increase of 7%. The increase is attributable to normal sales fluctuations period to period due to our relatively small sales volume and small customer base.Since our product is still relatively new in the marketplace and our customer base still consists in large part of potential customers that are testing our product or initially implementing it for only a portion of its potential application to them, our sales will vary based on our ability to attract new customers for new applications. The substantial general economic slowdown we have encountered in the past two years has made it more difficult to persuade potential customers to try a new product and therefore has resulted in our sales not increasing in the manner we had anticipated.  We expect that as the economy improves and general capital expenditures increase, we will be able to increase our sales at a greater rate.

Cost of Goods

Cost of goods sold in fiscal 2011 increased $352,356 to $2,097,463from $1,745,107 in fiscal 2010. As a percentage of net revenues, cost of goods sold increased to 60.1 % in fiscal 2011 from 54% in fiscal 2010. The increase is attributable to the variation in the mix of products sold. Refrigeration systems are comprised of a larger amount of non-Aura manufactured components, which carry a lower gross margin at the resale level. Additionally, sales of our basic 5kW generator to a single customer increased substantially in the current fiscal year, and carry a lower gross profit margin. In fiscal 2011 we scrapped $61,932 of inventory we deemed was no longer useable. This inventory had been previously reserved for and therefore there was no net effect on the cost of goods sold in the current year due to the scrapping of these items.

Engineering, Research and Development

Engineering, research and development costs decreased $599,643 to $ 1,661,319 in fiscal 2011 from $2,260,962 in fiscal 2010. While we had planned for an increase in engineering, research and development in the current fiscal year, a lack of resources prevented us from implementing this plan. However, we expect to increase our expenditures in this area substantially in the upcoming fiscal year.

Selling, General and Administrative Expense

Selling, general and administrative decreased $4,771,424 to $9,824,524 in fiscal 2011 from $14,595,948 in fiscal 2010. The decrease is due primarily to a decrease in non-cash employee stock option compensation expense of approximately $6.05 million. In the prior year the Company reissued options to current employees with a reduced exercise price resulting in the large expense in the prior year. This decrease was partially offset by an increase in sales and marketing expenses of approximately $325,000, as we increased these efforts primarily in foreign markets, an increase of approximately $200,000 in travel and related expenses primarily associated with theses marketing efforts, and an increase in legal expenses of approximately $125,000 primarily associated with our patent portfolio.

Non-Operating Income and Expense

Net interest expense increased $234,740  to $918,301 in fiscal 2011 from $683,561 in fiscal 2010. The increase is primarily attributable to the higher level of debt owing to a Board member, which increased from $4,950,000 at the end of fiscal 2010 to $8,500,000 at the end of fiscal 2011, and the interest associated with a note payable in the amount of $360,000  to our CEO which was entered into in the current year. The increased interest expense associated with the debt to our board member  of approximately $370,000, along with the interest on the note to our CEO of approximately $36,500, was partially offset by the absence of debt discounts incurred in the prior year of approximately $220,000. Gain (Loss) on settlement of debt increased in the current year to $129,032 from $43,022 in the prior year due to the conversion of outstanding debt into common stock.

Net Income/Loss

The decrease in our net loss of  $4,896,759 to $11,196,018 in fiscal 2011 from $16,092,777 in fiscal 2010 is primarily a result of the decrease in stock option compensation expense of approximately $6.05 million. This decrease was partially offset by an increase in sales and marketing expenses of approximately $325,000, as we increased these efforts primarily in foreign markets, an increase in interest expense of approximately $200,000 due to our higher debt level, an increase of approximately $86,000 in expense due to a loss on settlement of debt, and increased travel expenses of approximately $200,000 associated primarily with our foreign marketing efforts.

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

Selling, General and Administrative Expense

Selling, general and administrative expenses increased $6,391,155  to $14,595,948  in fiscal 2010 from $8,204,793 in fiscal 2009. The increase is primarily due to an increase in marketing expenditures partially offset by a decrease in legal expenses, along with the increase in stock option compensation expense. Stock option compensation expense included in selling, general and administrative expense increased to $6,209,181 in fiscal 2010 from $377,476 in fiscal 2009, an increase of $5,814,367, as a result of the non-cash charges for the issuance of employee stock options in the current year. During fiscal 2010, the Board of Directors determined that, in order to provide incentives to it’s’ employees, it was in the best interest of the company to cancel and replace the outstanding employee options that had been granted.  With the employees consent, the company cancelled all outstanding employee options that previously had exercise prices ranging from $2.00 to $3.00, and issued new options with an exercise price of $1.50. Employees were given credit towards the three year vesting period extending from the date of their original hire.

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

Liquidity and Capital Resources

In fiscal 2011, we incurred losses of $11.2 million  and had negative cash flows from operations of $6.2 million. In order to fund our cash needs we raised $2.5 million from the sale of our stock in private placements. We also borrowed $360,000 in a convertible  note from our CEO, with an interest rate of 10%.The entire note plus accrued interest of $45,496.47 was converted into 540,661 shares of our common stock subsequent to the end of fiscal 2011.Additionally, during fiscal 2011, we received periodic advances from a Board member totaling $3.55 million. These advances carry an interest rate of 10% and are due on demand. During fiscal 2011 we repaid $200,000 of these advances.  As of February 28, 2011, the total amount owing to this Board member is $8.5 million plus accrued interest of $1.2 million. If the Board member were to demand repayment, we do not currently have the resources to make the payment.   We also borrowed $310,000 in short term notes from individuals, of which $40,000 was converted into our common stock and $277,500 was repaid. Accrued expenses include $112,749 of accrued interest and $1,791,225 of accrued wages that has not been paid to certain employees of the Company.

At February 28, 2011, we had cash of approximately $.1 million, compared to approximately $0.05 million at February 28, 2010. Working capital at February 28, 2011 was a negative $13.8 million as compared to a negative $7.3 million  at the end of the prior fiscal year. Accrued expenses increased $.9 million due primarily to an increase in accrued payroll as a result of certain employees having pay withheld due to a lack of resources.    At February 28, 2011, we had accounts receivable, net of allowance for doubtful accounts, of approximately $300,000 compared to approximately $300,000 at February 28, 2010. In fiscal 2011 we acquired property and equipment at a cost of approximately $10,000 primarily associated with our computer upgrade. In fiscal 2010 we acquired property and equipment at a cost of approximately $340,000 including upgrading our computer system and software. While we had intended to complete the build-out of our El Segundo facility in fiscal 2011, a lack of resources prevented us from doing so.As of February 28, 2011, we still expect to need approximately $200,000 to complete the build-out of this facility. During fiscal 2011, we incurred additional debt obligations to one of our Board members in the amount of $3,350,000, with an interest rate of 10%.

In the year ended February 28, 2011, we issued 4,647,292 shares of common stock, with 2,069,840 five year warrants attached with exercise prices ranging from $0.75-$1.50, for cash proceeds of $2,479,487; 338,408 shares were issued upon the conversion of $181,852 of notes payable and accrued interest (a loss on conversion of $57,032 was recorded); 367,619 shares were issued in settlement of $270,029 of accounts payable; 1,641,434 shares were issued for services valued at $1,208,614; and 887,142 shares were issued to employees in lieu of $487,928 in unpaid salary.

In the year ended February 28, 2010, we issued 3,305,734 shares of common stock for cash proceeds of $2,104,400; 94,128 shares were issued upon the exercise of warrants for total consideration of $94,428; 844,566 shares were issued upon the conversion of $569,982of notes payable and accrued interest; 161,082 shares were issued in settlement of $113,865 of accounts payable; 1,361,667 shares were issued for services valued at $937,010; 300,000 shares were issued to a former employee for the settlement of $294,587 of amounts owed; and 125,000 shares were issued as a onetime adjustment to the price of a previous issuance of stock. There are no other obligations to provide a price adjustment on any issuances of stock.

The national economic slowdown has resulted in numerous delays and cancellations in acquisitions of new equipment, tools and vehicles as well as delays in upgrades of existing equipment and vehicles.   At the same time, the economic conditions have created an environment where users are open to discussions and evaluations of equipment that could result in operational savings.  In addition, numerous new environmental related rules and regulations that went into effect during 2009 established an atmosphere where users are looking for innovative solutions to address the new regulations as well as new business opportunities.  The above conditions may have a significant impact on our planning and business in upcoming fiscal years.

We continue to see a major slow down in fiscal 2011.  This was in the form of a slowdown in delivery schedules for existing contracts and a significant slowdown in new contracts.
During the next twelve months we plan to continue expanding our AuraGen/Viper business both domestically and internationally.    There are four major components necessary to execute a significantly expanding business; (i) augmentation of management and staff, (ii) purchase orders, (iii) facilities and equipment, and (iv) working capital.

While we don’t have a purchase order in hand yet, our distributor in Mexico is assuring us of an order for the Mexican Army for approximately 2,500 VIPER systems over a number of years starting in our fiscal 2012 ($16.25 million).  In addition, in fiscal 2012, we expect a PO from Tadiran in Israel for approximately $400,000, a release from Beth-El in Israel for approximately $3.5 million, approximately $100,000 from Plasan as part of a joint venture, a To Be Determined (“TBD”) amount from Kinetics in Israel and a TBD amount from the IDF directly.  We also expect to start shipping TanGen VIPER systems to Wiles Engineering starting in July 2011 at a rate of approximately $100,000 per month.

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

ITEM 9A(T).  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the specified time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, the Company’s management evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures. Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of February 28, 2011.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended February 28, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of February 28, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework . Based on this assessment, and on those criteria, management concluded that the Company’s internal control over financial reporting was effective as of February 28, 2011.

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

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The following table sets forth our directors and executive officers, their age, and the office they hold.

Name	Age	Title

Directors

Melvin Gagerman	68	Chairman, Director, Chief Executive Officer, Chief Financial Officer and President
Arthur J. Schwartz, PhD	63	Director, Chief Technical Officer
Dr. Maurice Zeitlin	69	Director, Chairman - Nominating Committee; member, Compensation Committee and Audit Committee
Warren Breslow	68	Director, Chairman - Audit Committee; member, Nominating Committee and Compensation Committee
Salvador Diaz-Verson, Jr.	56	Director, Chairman, Compensation Committee; member, Audit Committee and Nominating Committee

Other Executive Officers

Don Macleod	53	President
Yedidia Cohen	55	Vice President of Engineering

The following sets forth certain information with respect to our directors and executive officers.

Melvin Gagerman - Mr. Gagerman has been the CEO and CFO of the Company since we emerged from Chapter 11 proceedings on January 31, 2006. Mr. Gagerman experience and background as described below uniquely qualifies him for the CEO position at the Company. He has many years of experience in all aspects of managing companies and a very strong background in accounting and finance. Mr. Gagerman was the President of Hollywood Trading Co., a distributor of novelty items, from 2000 until February 2006, when he became CEO of the Company.  Prior to that  Mr. Gagerman was the CEO of Surface Protection Industries from 1976 to 1977, where he successfully reorganized key management positions; established relationships with new distributors and upgraded manufacturing abilities, developed aggressive marketing programs to revitalize mature product lines and identified new market opportunities to increase sales and profits.  From 1973 to 1975 Mr. Gagerman was the Chairman and CEO of Applause, where he successfully reorganized a world famous designer, manufacturer and distributor of licensed and generic stuffed toys which had sales of $137 million per year, 700 employees and losses of 12 million dollars a year. By aggressively altering product lines, adding new lines, cutting overhead, restructuring several key management positions, the company produced a $4.5 million profit within one year.   Mr. Gagerman has also served as Managing Partner of Good, Gagerman & Berns, an accounting firm, National Audit Partner for Laventhol and Horwath and Audit Supervisor at Coopers and Lybrand.

Arthur J. Schwartz, PhD – Dr. Schwartz with a PhD in physics and his extensive knowledge and experience in electro-magnetics is qualified to be the Company’s CTO. He has been the CTO and a director of the Company since it emerged from Chapter 11 proceedings on January 31, 2006. From 2002 to 2006 Dr. Schwartz was a principal in the business consulting firm Aries Group Ltd.  Dr. Schwartz is one of the founders of the Company and was a member of Aura’s management from1987 until 2002 as Executive Vice President, CTO and director.  Dr. Schwartz has been has been involved in all technical aspects of the Company and has been instrumental in many of our government programs. Prior to founding Aura, Dr. Schwartz worked at Hughes Aircraft Company as a senior scientist on classified programs.

Dr. Maurice Zeitlin - Dr. Maurice Zeitlin a major shareholder of the Company has been a director of the Company since it emerged from Chapter 11 proceedings on January 31, 2006. Since 1985, Dr. Zeitlin has been the President and owner of Maurice A. Zeitlin M.D., a Medical Corporation.  He currently practices administrative medicine and is the medical director for several Los Angeles area hospitals.  Dr. Zeitlin was a Major in the USAF from 1972 until 1974  He attended the University of Chicago and received his M.D in 1967.   Mr. Zeitlin investment experience as well as his understanding of human dynamics uniquely qualifies him to be a member of Aura’s board of directors.

Warren Breslow - Mr. Breslow has been a director and Chairman of the Audit Committee since it emerged from Chapter 11 bankruptcy proceedings on January 31, 2006. Mr. Breslow is the General Partner and Chief Financial Officer of Goldrich & Kest Industries (“G & K Industries”), a property management firm. He joined G & K Industries in 1972 as controller and assumed his current position as General Partner and Chief Financial Officer in 1974. As General Partner and Chief Financial Officer of G & K, Mr. Breslow oversees the financial aspects of G & K’s construction activity, as well as their management operations and information systems center. He is also past president and lifetime member of the board of directors of the Stephen S. Wise Temple, and supports numerous charitable and civic organizations.  Prior to his association with Goldrich & Kest Industries, Mr. Breslow was a manager with the International Accounting firm of Laventhol & Horwath.  He is a CPA and graduated from the Bernard Baruch School of Business Administration.  Mr. Breslow extensive financial and accounting experience uniquely qualifies him as the Chairman of the Audit Committee of the Company.

Salvador Diaz-Verson,  Jr. is a director of the Company and has served in this capacity since June, 2007.  He previously served as a director of the Company from 1997 to 2005.  Mr. Diaz-Verson is the founder, Chairman and  President of  Diaz-Verson  Capital  Investments, Inc.,  an  Investment  Adviser  registered  with  the SEC, where he has served since 1991.  Mr.  Diaz-Verson served as  President  and  member of the Board of Directors of American Family Corporation (AFLCAC Inc.) a publicly held insurance holding company,  from 1979 until 1991. Mr. Diaz-Verson also served as Executive Vice President and Chief  Investment  Officer of American  Family Life Assurance Company,  subsidiary of AFLAC Inc., from 1976 through 1991. He is currently a Director of the board of Miramar  Securities,  Clemente  Capital  Inc.,  Regions  Bank of Georgia and The Philippine Strategic Investment Holding Limited. Since 1992, Mr. Diaz-Verson has also  been a  member  of the  Board  of  Trustees  of the  Christopher  Columbus  Fellowship  Foundation,  appointed by  President  George H.W. Bush in 1992, and re-appointed by President Clinton in early 2000.  Mr. Diaz-Verson is a graduate of Florida State University. Mr. Diaz-Verson has a great amount of experience in managing companies and capital and his knowledge and experience provides the Company’s board with a seasoned businessman,

Don Macleod – Mr. Macleod has served as President of the Company since April 2009. Dr. Macleod previously served as an Executive Director of Seagate Technology where he was responsible for motor design, manufacturing development and production line transfer to manufacturing locations. He has also held Executive Director level positions at Seagate in advanced concepts, media engineering and business process development. Prior to joining Seagate in 1986, Dr. Macleod served as VP of Engineering and a member of the board of directors at Applied Motion Products.  Dr. Macleod has been named on 31 U.S. patents, published eight papers on motor technology at international conferences, and led the development of motor technology for disc drives.  Dr. Macleod earned his Ph.D. in electrical engineering at the University of Leeds in the UK.

Yedidia Cohen – Mr. Cohen has been employed by us since July, 2001, developing numerous magnetic applications, and has been our VP of Engineering since May, 2006.  Prior to being appointed VP of Engineering he was the lead engineer on the AuraGen mechanical tasks.  Mr. Cohen has extensive experience in designing and building highly reliable and durable weapon systems.  He spent much of his professional carrier at Raphael (Weapon development and testing facility for the Israeli Army).  In addition to his vast experience in weapon systems, Mr. Cohen worked for ElectricPower Corporation in Haifa, Israel, where he specialized in conceptual design of power generation plane, thermodynamic calculations, design of boilers, pressure vessels and heat exchangers. In addition to his engineering skills Mr. Cohen has experience in building and managing teams of engineers working on complex tasks. Mr. Cohen has an M.S.E.E degree in Mechanical Engineering from the Technion in Haifa, Israel.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our officers and directors, and beneficial owners of more than ten percent of the common stock, to file with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc. reports of ownership and changes in ownership of the common stock.  During the year ended February 28, 2011, Warren Breslow, a director, was granted options to purchase 50,000 shares of common stock for which he failed to file a Form 4, Maurice Zeitlin, a director, was granted options to purchase 50,000 shares of common stock for which he failed to file a Form 4, Salvador Diaz-Verson, a director, was granted options to purchase 50,000 shares of common stock for which he failed to file a Form 4, Melvin Gagerman, a director and CEO, was granted options to purchase 50,000 shares of common stock for which he failed to file a Form 4, and Arthur Schwartz, a director, was granted 250,000 options for which he failed to file a Form 4.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table summarizes all compensation earned for the fiscal years ended February 28, 2011 and  2010, to the  individual who served as our chief executive officer during fiscal 2011, and the two other most highly compensated executive officers who were serving in such capacity as of February 28, 2011 (the "named executive officers").

2011 Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation	All Other Compensation ($)	Total ($)

Melvin Gagerman (1)	2011	360,000	23,911	-	27,118(4)	411,029
Chief Executive Officer, Chief Financial Officer	2010	360,000	1,047,679	-	26,781(4)	1,434,460
Arthur J. Schwartz	2011	180,000	23,911	-	1,108(5)	205,019
Chief Technical Officer	2010	180,000	559,457	-	2,326(5)	741,783
Don Macleod President(3)	2011	300,000	110,064	-	-	410,064
	2010	248,000	64,203	-	-	312,203
(1)	Mr. Gagerman was elected Chairman and Chief Financial Officer effective February 1, 2006 and was elected President and Chief Executive Officer effective May 25, 2006.
(2)	Reflects the fair market value amount at the date of grant using the assumptions set forth in Note 9 to the financial statements included elsewhere in this Annual Report.
(3)	Mr. Macleod was appointed president in April 2009, with a base salary of $25,000 per month.
(4)	Represents automobile and country club dues allowances, the cost of life insurance premiums, and medical expense reimbursements.
(5)	Represents Company matching contributions to the 401(k) plan.
No bonuses or stock awards were granted to the above individuals for the 2011 or 2010 fiscal years.

Outstanding Equity Awards at 2011 Fiscal Year-End

The following table summarizes certain information regarding the number and value of all options to purchase our common stock held by the individuals named in the Summary Compensation Table at February 28, 2011. No stock awards or equity incentive plan awards were issued or outstanding during fiscal 2011.

2011 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

	Option Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Name	Exercisable	Un-exercisable

Melvin Gagerman	1,400,000	0	--	$0.75	6/18/14
Don Macleod(a)	211,111	188,889	--	$0.75	4/26/14
Arthur J. Schwartz	900,000	0	--	$0.75	6/18/14
Arthur J. Schwartz(b)	-	200,000	-	$0.75	12/15/15
Yedidia Cohen	400,000	0	--	$0.75	6/18/14

(a)	Mr. Macleod’s options vest ratable over a three year period from the date of grant.
(b)	Mr. Schwartz’ options vest six months from date of grant.

Option Exercises and Stock Vesting During 2011

No stock options were exercised during fiscal 2011 by the individuals named in the Summary Compensation Table. No stock awards were issued or outstanding during fiscal 2011.

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

Upon the occurrence of a severance payment event for Mr. Gagerman, assuming he were terminated as of February 28, 2011, he would be entitled to a severance payment of $1,080,000, payable within 45 days of the date of his termination.

Director Compensation During Fiscal 2011

The following table summarizes all compensation paid to directors other than named executive officers during fiscal 2011.

2011 DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)(2)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Maurice Zeitlin (3)	-	-	23,911	-	-	23,911
Warren Breslow (4)	-	-	23,911	-	-	23,911
Salvador Diaz-Verson, Jr. (5)	-	-	23,911	-	-	23,911
(1)	Reflects the fair market value amount at the date of grant using the assumptions set forth in Note 9 to the financial statements included elsewhere in this Annual Report.
(2)
In fiscal 2011 Messrs. Zeitlin, Diaz-Verson and Breslow were each granted Director Warrants(options) to acquire 50,000 shares of our common stock at an exercise price of $0.75 per share In fiscal 2010 Messrs. Zeitlin and Diaz-Verson were each granted Director Warrants(options) to acquire 300,000 shares of our common stock at an exercise price of $1.50 per share, and Mr. Breslow was granted 1,300,000 Director Warrants(options) of our common stock at an exercise price of $1.50 per share, being not less than the fair market value on the date of grant, which options vest immediately and expire in June  2014. In fiscal 2008 Messrs. Zeitlin, Breslow and Diaz-Verson were each granted Director Warrants (options) to acquire 25,000 shares, of our common stock at an exercise price of $2.50 per share, respectively, being not less than the fair market value of our common stock on the date of grant, which options vest at a rate of 25% every six months and expire in October 2012.

(3)	The director had 375,000 options outstanding as of February 28, 2011.
(4)	The director had 1,075,000 options outstanding as of February 28, 2011.
(5)	The director had 375,000 options outstanding as of February 28, 2011.

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

Compensation Committee Interlocks and Insider Participation

During the 2011 fiscal year our Compensation Committee was comprised of Messrs. Breslow, Diaz-Verson, Jr., and Zeitlin.  None of the members of the Compensation Committee was an executive officer or employee of the Company.  During the 2011 fiscal year, none of our executive officers served on our Compensation Committee.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, to the extent of our knowledge, certain information regarding our common stock owned as of June 1, 2011 (i) by each person who is known to be the beneficial owner of more than five percent (5%) of our outstanding Common Stock, (ii) by each of our Directors and the named executive officers in the Summary Compensation Table, and (iii) by all Directors and current executive officers as a group:

Beneficial Owner	Number of Shares of Common Stock	Percent of Common Stock (1))

Melvin Gagerman (2)	2,555,885	4.0%
Arthur Schwartz (3)	1,859,909	3.0%
Maurice Zeitlin (4)	1,478,760	2.4%
Warren Breslow (5)	2,725,878	4.3%
Salvador Diaz-Verson, Jr. (6)	490,934	*
Don Macleod(7)	414,716	*
All current executive officers and Directors as a group (seven)	9,934,045	14.8%

* Less than 1% of outstanding shares.

(1)
Beneficial ownership is determined in accordance with rules of the U.S. Securities and Exchange Commission. The calculation of the percentage of beneficial ownership is based upon 61,615,440 shares of common stock outstanding on May 17, 2011. In computing the number of shares beneficially owned by any shareholder and the percentage ownership of such shareholder, shares of common stock which may be acquired by a such shareholder upon exercise or conversion of warrants or options which are currently exercisable or exercisable within 60 days of May 17, 2011,  are deemed to be exercised and outstanding. Such shares, however, are not deemed outstanding for purposes of computing the beneficial ownership percentage of any other person.  Shares issuable upon exercise of warrants and options which are subject to shareholder approval are not deemed outstanding for purposes of determining beneficial ownership. Except as indicated by footnote, to our knowledge, the persons named in the table above have the sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(2)
Includes 1,580,829 warrants and options exercisable within 60 days of May 17, 2011and a convertible note in the amount of $360,000 convertible into 480,000 shares of common stock within 60 days of May 17, 2011.

(3)	Includes 1,131,534 warrants and options exercisable within 60 days of May 17, 2011.
(4)	Includes 413,692 warrants and options exercisable within 60 days of May 17, 2011.
(5)	Includes 1,361,813 warrants and options exercisable within 60 days of May 17, 2011.
(6)	Includes 423,489 warrants and options exercisable within 60 days of May 17, 2011.
(7)	Includes 266,666 warrants and options exercisable within 60 days of May 17, 2011.

The mailing address for the officers and directors is c/o Aura Systems, Inc., 1310 E. Grand Ave., El Segundo, CA 90245.

Securities Authorized for Issuance Under Equity Compensation Plans as of February 28, 2011

Equity Compensation Plan Information as of February 28, 2011

Number of Securities
		Weighted-average	Remaining Available for
	Number of Securities to	Exercise Price of	Future Issuance Under Equity
	be Issued Upon Exercise	Outstanding	Compensation Plans
	of Outstanding Options,	Options, Warrants and Rights	(Excluding Securities Reflected in Column (a))
Plan Category	Warrants and Rights (a)	(b)	(c)

Equity compensation plans approved by security holders (1)	4,904,500	$0.75	-
Equity compensation plans not approved by security holders (2)	3,625,000	$0.75	-
To
(1)
Reflects options under the 2006 Stock Option Plan. The 2006 Stock Option Plan authorizes the Company to grant stock options exercisable for up to an aggregate number of shares of common stock equal to the greater of (i) 3,000,000 shares of common stock, or (ii) 10% of the number of shares of common stock outstanding from time to time.  The numbers in this table are as of February 28, 2011.  Reflects warrants issued to Mssrs. Breslow, Zeitlin, and Diaz-Verson, our three outside directors.

For additional information regarding options and warrants, see Note 9 to our financial statements appearing elsewhere in this report.

 ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Transactions

Since the beginning of the 2011 fiscal year, Mr. Breslow, a director, has made various temporary advances to the Company totaling $3,550,000. The highest amount outstanding at any one time was $8,500,000, and as of May 31, 2011, there was an outstanding balance of $9,150,000. Interest on the advances was at a rate of 10% per annum and totaled $739,911 for the year ended February 28, 2011. As of May 31, 2011, the outstanding accrued interest totaled $ 1,416,242. A repayment of $200,000 was made to Mr. Breslow in the current fiscal year.

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

The following table sets forth the aggregate fees billed to us by Kabani & Co. for the years ended February 28, 2011, and February 28, 2010:

	Year Ended February 28,
	2011	2010
Audit Fees(1)	$82,500	$82,500
Audit-related fees(2)	-	-
Tax fees(3)	-	-
All other fees	-	-

Total	$82,500	$82,500

(1)
Included fees for professional services rendered for the audit of our annual financial statements and review of our annual report on Form 10-K and for reviews of the financial statements included in our quarterly reports on Form 10-Q for the first three quarters of the years ended February 28, 2011 and
February 28, 2010.

(2)	Includes fees for professional services rendered in connection with our evaluation of internal controls.
(3)	Includes fees for professional services rendered in connection with the preparation of our income tax returns.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Audit Committee pre-approves all audit and permissible non-audit services provided by our independent auditors. These services may include audit services, audit-related services, tax and other services. Pre-approval is generally provided for up to one year, and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis. During fiscal 2011 and 2010 all services provided by Kabani and Company were pre-approved by the Audit Committee in accordance with this policy.

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

10.11	Amended and Restated Promissory Note dated January 31, 2006, by Aura Systems, Inc. in favor of Raven Partners, L.P. (3)
10.12	Amended and Restated Promissory Note dated January 31, 2006, by Aura Systems, Inc. in favor of Koyah Ventures, LLC (3)
10.13	Consolidated, Amended and Restated Promissory Note dated January 31, 2006, by Aura Systems, Inc. in favor of Koyah Partners, L.P. (3)
10.14	Consolidated, Amended and Restated Promissory Note dated January 31, 2006, by Aura Systems, Inc. in favor of Koyah Microcap Partners Master Fund, L.P. (3)
10.15	Consolidated, Amended and Restated Promissory Note dated January 31, 2006, by Aura Systems, Inc. in favor of Koyah Leverage Partners, L.P. (3)
10.16	Lease between Aura Systems Inc., and Alliance Commercial Partners (3)
10.17	Lease between Aura Systems Inc., and Derek Lidow as Trustee for the Lidow Family Trust and Alexander Lidow (3)
10.18	Form of 7% Convertible Subordinated Debenture (4)
10.19	Asset Purchase Agreement by and among Aura Systems, Inc. and Emerald Commercial Leasing, Inc. (4)
10.20	Mutual Agreement Ending AuraGen Distributorship Exclusivity between Emerald Commercial Leasing, Inc. and Aura Systems Inc.(4)
10.21	Employment Agreement Dated May 15, 2008, by and between Joseph Dickman and the Company. (4)
10.22	Conversion Agreement dated as of September 1, 2008, by and among Aura Systems, Inc., Koyah Leverage Partners, L.P., Koyah Partners, L.P. Koyah Ventures LLC, and Raven Partners, L.P. (5)
10.23	Distributorship Agreement dated February 27, 2009, by and between Aura Systems, Inc. and WePower LLC. (6)
10.24	Executive Employment Agreement by and between Don Macleod and Aura Systems, Inc. (7)
10.25	Strategic Alliance Agreement dated March 18, 2010, by and between Aura Systems, Inc. and Zanotti East Inc.
10.26	Amended and Restated Distributorship Agreement dated March 19, 2009, by and between Aura Systems, Inc. and WePower LLC (7)
10.27	Demand Promissory Note dated December 18, 2007 by and between the Company and Warren Breslow in the original principal amount of $500,000. (8)
10.28	Demand Promissory Note dated June 18, 2008 by and between the Company and Warren Breslow in the original principal amount of $200,000. (8)
10.29	Demand Promissory Note dated August 1, 2008 by and between the Company and Warren Breslow in the original principal amount of $200,000. (8)
10.30	Demand Promissory Note dated October 14, 2008 by and between the Company and Warren Breslow in the original principal amount of $200,000. (8)
10.31	Demand Promissory Note dated October 23, 2008 by and between the Company and Warren Breslow in the original principal amount of $200,000. (8)
10.32	Demand Promissory Note dated December 18, 2008 by and between the Company and Warren Breslow in the original principal amount of $500,000. (8)
10.33	Demand Promissory Note dated March 12, 2009 by and between the Company and Warren Breslow in the original principal amount of $200,000. (8)
10.34	Demand Promissory Note dated April 24, 2009 by and between the Company and Warren Breslow in the original principal amount of $500,000. (8)
10.35	Demand Promissory Note dated June 1, 2009 by and between the Company and Warren Breslow in the original principal amount of $20,000. (8)
10.36	Demand Promissory Note dated June 30, 2009 by and between the Company and Warren Breslow in the original principal amount of $500,000. (8)
10.37	Demand Promissory Note dated August 13, 2009 by and between the Company and Warren Breslow in the original principal amount of $400,000. (8)
10.38	Demand Promissory Note dated August 27, 2009 by and between the Company and Warren Breslow in the original principal amount of $500,000. (8)
10.39	Demand Promissory Note dated October 22, 2009 by and between the Company and Warren Breslow in the original principal amount of $480,000. (8)
10.40	Demand Promissory Note dated December 4, 2009 by and between the Company and Warren Breslow in the original principal amount of $250,000. (8)
10.41	Demand Promissory Note dated January 4, 2010 by and between the Company and Warren Breslow in the original principal amount of $250,000. (8)
10.42	Demand Promissory Note dated January 29, 2010 by and between the Company and Warren Breslow in the original principal amount of $250,000. (8)
10.43	Demand Promissory Note dated April 7, 2010 by and between the Company and Warren Breslow in the original principal amount of $400,000. (8)
10.44	Demand Promissory Note dated May 7, 2010 by and between the Company and Warren Breslow in the original principal amount of $100,000. (8)
10.45	Demand Promissory Note dated May 11, 2010 by and between the Company and Warren Breslow in the original principal amount of $400,000. (8)
10.46	Demand Promissory Note dated May 28, 2010 by and between the Company and Warren Breslow in the original principal amount of $150,000. (8)
10.47	Demand Promissory Note dated June 3, 2010 by and between the Company and Warren Breslow in the original principal amount of $350,000. (8)
10.48	Demand Promissory Note dated June 15, 2010 by and between the Company and Warren Breslow in the original principal amount of $500,000. (8)
10.49	Demand Promissory Note dated July 2, 2010 by and between the Company and Warren Breslow in the original principal amount of $300,000. (8)
10.50	Demand Promissory Note dated October 8, 2010 by and between the Company and Warren Breslow in the original principal amount of $200,000. (8)
10.51	Demand Promissory Note dated November 3, 2010 by and between the Company and Warren Breslow in the original principal amount of $300,000. (8)
10.52	Demand Promissory Note dated November 10, 2010 by and between the Company and Warren Breslow in the original principal amount of $50,000. (8)
10.53	Demand Promissory Note dated December 2, 2010 by and between the Company and Warren Breslow in the original principal amount of $350,000.
10.54	Demand Promissory Note dated January 20, 2011 by and between the Company and Warren Breslow in the original principal amount of $200,000.
10.55	Demand Promissory Note dated February 28, 2011 by and between the Company and Warren Breslow in the original principal amount of $250,000.
14.1	Code of Ethics (3)
31.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350

(1)	Incorporated by reference from the Company’s Report on Form 10-K filed with the SEC on June 15, 2009.
(2)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on January 20, 2006.
(3)	Incorporated by reference from the Company’s Report on Form 10-K filed with the SEC for the year ended February 28, 2005.
(4)	Incorporated by reference from the Company’s Report on Form 10-K filed with the SEC for the year ended February 29, 2008.
(5)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on October 14, 2008
(6)	Incorporated by reference from the Company’s Report on Form 10-K filed with the SEC for the year ended February 28, 2009.
(7)	Incorporated by reference from the Company’s Report on Form 10-K filed with the SEC for the year ended February 28, 2010
(8)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on June 1, 2011.

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AURA SYSTEMS, INC.

Dated:	June 14, 2011

By:	/s/ Melvin Gagerman
Melvin Gagerman
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signatures	Title	Date
/s/ Melvin Gagerman	Chief Executive Officer, Acting Chief Financial Officer Director and Chairman of the Board (Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)	June 14, 2011
Melvin Gagerman

/s/ Arthur Schwartz	Director	June 14, 2011
Arthur Schwartz

	Director	June 14, 2011
/s/ Maurice Zeitlin
Maurice Zeitlin
	Director	June 14 , 2011
/s/ Warren Breslow
Warren Breslow
	Director	June 14, 2011
/s/Salvador Diaz-Verson, Jr.
Salvador Diaz-Verson, Jr.
	Director	June 14, 2011

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Financial Statements of Aura Systems, Inc.:

Consolidated Balance Sheets as of February 28, 2011 and February 28, 2010	F-2
Consolidated Statements of Operations - Years ended February 28, 2011 and February 28, 2010	F-3
Consolidated Statements of Stockholders' Equity/(Deficit) - Years ended February 28, 2011and February 28, 2010	F-4
Consolidated Statements of Cash Flows - Years ended February 28, 2011 and February 28, 2010	F-5 to F-6
Notes to Consolidated Financial Statements	F-7 to F-19

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Aura Systems, Inc.

We have audited the accompanying balance sheets of Aura Systems, Inc. (a Delaware corporation), (the “Company”) as of February 28, 2011 and 2010, and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the two year period ended February 28, 2011. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aura Systems, Inc. as of February 28, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the two year period ended February 28, 2011 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Kabani & Company, Inc.
Certified Public Accountants

Los Angeles, California
June 14, 2011

AURA SYSTEMS, INC.

 BALANCE SHEETS
as of February 28

	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$104,815	$45,294
Accounts receivable, net of allowance for doubtful accounts of $59,070 and $50,000 at February 28, 2011 and 2010, respectively	296,297	313,671
Inventory - current	1,000,000	1,500,000
Other current assets	450,843	241,749
Total current assets	1,851,955	2,100,714

Property, plant, and equipment, net	380,842	557,838
Inventory, non-current, net of allowance for obsolete inventory of $2,106,391 and $2,212,626 at February 28, 2011 and 2010, respectively	2,274,013	2,140,194

Total assets	$4,506,810	$4,798,746

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$1,945,372	$1,130,276
Accrued expenses	2,632,856	1,736,811
Customer advances	336,308	411,616
Notes payable	82,500	90,000
Convertible notes payable	290,000	407,500
Notes payable and accrued interest- related party	10,148,352	5,684,948

Total current liabilities	15,435,388	9,461,151

Convertible note payable	500,000	500,000

Total liabilities	15,935,388	9,961,151

Commitments and contingencies

Stockholders' deficit :
Common stock, $0.0001par value; 75,000,000 and 75,000,000 shares authorized at February 28, 2011 and 2010; 60,720,956 and 52,689,061 issued and outstanding at February 28, 2011 and 2010	6,072	5,268
Additional paid-in capital	379,819,510	374,890,469
Accumulated deficit	(391,254,160)	(380,058,142)

Total stockholders' deficit	(11,428,578)	(5,162,405)

Total liabilities and stockholders' deficit	$4,506,810	$4,798,746

The accompanying notes are an integral part of these financial statements.

AURA SYSTEMS, INC.

STATEMENTS OF OPERATIONS

For the Years Ended February 28

	2011	2010

Net revenues	$3,439,959	$3,214,792
Cost of goods sold	2,097,463	1,745,107

Gross profit	1,342,496	1,469,685

Operating expenses:
Engineering, research and development	1,661,319	2,260,962
Selling, general, and administrative	9,824,524	14,595,948
Total operating expenses	11,485,843	16,856,910

Loss from operations	(10,143,347)	(15,387,225)

Other income (expense):
Interest expense, net	(918,301)	(683,561)
Gain (Loss) on settlement of debt, net	(129,032)	(43,022)
Other income (expense), net	(5,338)	21,031

Total other expense	(1,052,671)	(705,552)

Net Loss	$(11,196,018)	$(16,092,777)

Basic and diluted loss per share	$(0.20)	$(0.33)

*Weighted-average shares outstanding	55,591,847	48,294,414

* Basic and diluted weighted average number of shares outstanding are equivalent because the effect of dilutive securities is anti-dilutive.

The accompanying notes are an integral part of these financial statements

AURA SYSTEMS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY/ (DEFICIT)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Subscription Receivable	Accumulated Deficit	Total Stockholders' Equity /(Deficit)

Balance, February 28, 2009	46,344,770	$4,634	$364,222,963	$(27,416)	$(363,965,365)	$234,816

Common stock issued in private placements, net	3,305,734	331	2,104,069	-	-	2,104,400
Warrants exercised	94,428	9	94,419	-	-	94,428
Shares issued for note conversions	844,566	84	569,898	-	-	569,982
Shares issued for settlement of accounts payable	161,082	16	113,849	-	-	113,865
Stock issued for inventory purchase	151,814	15	151,799	-	-	151,814
Shares issued for services	1,361,667	136	936,874	-	-	937,010
Adjustment to prior issuance	125,000	13	(13)	-	-	-
Shares issued for debt settlement	300,000	30	294,557	-	-	294,587
Warrant discount and beneficial conversion feature	-	-	220,289	-	-	220,289
Employee option and warrant expense	-	-	6,209,181	-	-	6,209,181
Subscription receivable write-off	-	-	(27,416)	27,416	-	-
Net Loss	-	-	-	-	(16,092,777)	(16,092,777)

Balance, February 28, 2010	52,689,061	5,268	374,890,469	-	(380,058,142)	(5,162,405)

Common stock issued in private placements, net	4,647,292	465	2,479,022			2,479,487
Shares issued for note conversions	338,408	34	238,850			238,884
Shares issued for settlement of accounts payable	367,619	37	269,992			270,029
Shares issued for services	1,641,434	164	1,208,450			1,208,614
Adjustment to prior issuance	150,000	15	(15)			-
Shares issued in lieu of salary	887,142	89	487,839			487,928
Beneficial conversion feature			72,000			72,000
Employee option expense			172,903			172,903
Net Loss					(11,196,018)	(11,196,018))

Balance, February 28, 2011	60,720,956	$6,072	$379,819,510	$-	$(391,254,160)	$(11,428,578)

The accompanying notes are an integral part of these financial statements

AURA SYSTEMS, INC.

STATEMENTS OF CASH FLOWS

For the Years Ended February 28, 2011 and 2010

	2011	2010

Cash flows from operating activities:
Net loss	$(11,196,018)	$(16,092,777)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	186,594	138,448
Provision for bad debt	61,831	25,650
Provision for inventory obsolescence	(106,235)	(213,367)
Stock option compensation expense	172,903	6,209,181
Stock issued for inventory purchase	-	151,814
Amortization of debt discount	72,000	220,289
(Gain) Loss on debt settlement	129,032	43,022
Stock issued for services	803,255	937,010
(Increase) decrease in:
Accounts receivable	(44,457)	(20,072)
Inventory	472,416	619,149
Other current assets	171,656	13,871
Increase (decrease) in:
Accounts payable and accrued expenses	3,048,847	1,689,329
Customer advances	75,308	(6,996)

Net cash used in operating activities	(6,152,868)	(6,285,449)

Cash flows from investing activities:
Purchase of property, plant, and equipment	(9,598)	(342,841)

(Continued)

The accompanying notes are an integral part of these financial statements

AURA SYSTEMS, INC.

STATEMENTS OF CASH FLOWS (CONTINUED)

For the Years Ended February 28, 2011 and 2010

	2011	2010

Cash flows from financing activities:
Proceeds from notes payable	310,000	807,500
Proceeds from notes payable - related party, net	3,710,000	3,350,000
Payments on notes payable	(277,500)	-
Net proceeds from warrants exercised	-	94,428
Net proceeds from issuance of common stock	2,479,487	2,104,400

Net cash provided by financing activities	6,221,987	6,356,328

Net increase (decrease) in cash and cash equivalents	59,521	(271,962)
Cash and cash equivalents, beginning of year	45,294	317,256

Cash and cash equivalents, end of year	$104,815	$45,294

Supplemental disclosures of cash flow information:
Interest paid	$27,327	$34,849

Income taxes paid	$-	$-

Supplemental schedule of non-cash financing and investing activities:

During the year ended February 28, 2011, $181,852 of notes payable and accrued interest was converted into 338,408 shares of common stock, $270,029 of accounts payable was converted into 367,619 shares of common stock and 887,142 shares of common stock were issued in lieu of $487,928 of salary to employees, and 1,641,434 shares of common stock were issued for services of $1,208,614.  Shares issued in advance of services provided were valued at $405,359.

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
NOTES TO FINANCIAL STATEMENTS
February 28, 2011

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

Inventories

Inventories are valued at the lower of cost (first-in, first-out) or market, on a standard cost basis.  We review the components of inventory on a regular basis for excess or obsolete inventory based on estimated future usage and sales.  As further described in Note 3, due to continuing lower than projected sales, we are holding inventories in excess of what we expect to sell in the next fiscal year. As of February 28, 2011 and February 28, 2010, $2,274,013, and $2,140,194 respectively, of inventories are classified as long-term assets.

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

Valuation of Long-Lived Assets

The Company accounts for the impairment of long-lived assets, such as fixed assets, patents and trademarks, under the provisions of Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 360, “Property, Plant, and Equipment”, which establishes the accounting for impairment of long-lived tangible and intangible assets other than goodwill and for the disposal of a business. Pursuant to FASB ASC 360, we review for impairment when facts or circumstances indicate that the carrying value of long-lived assets to be held and used may not be recoverable. If such facts or circumstances are determined to exist, an estimate of the undiscounted future cash flows produced by the long-lived asset, or the appropriate grouping of assets, is compared to the carrying value to determine whether impairment exists. If an asset is determined to be impaired, the loss is measured based on various valuation techniques, including a discounted value of estimated future cash flows. We report impairment costs as a charge to operations at the time it is recognized. During the years ended February 28, 2011 and 2010, we determined that there was no impairment of long-lived assets.

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

Fair Value of Financial Instruments

We measure our financial assets and liabilities in accordance with the requirements of FASB ASC 825 “Financial Instruments”. The carrying values of accounts receivable, accounts payable, current notes payable, accrued expenses and other liabilities approximate fair value due to the short-term maturities of these instruments.  The carrying amounts of long-term convertible notes payable approximate their respective fair values because of their current interest rates payable and other features of such debt in relation to current market conditions.

Shipping and handling expenses

We record all shipping and handling billings to a customer as revenue earned for the goods provided in accordance with FASB ASC 605-45-45-19, “Shipping and Handling Fees and Costs”. We include shipping and handling expenses in selling, general and administrative expense. Shipping and handling expenses amounted to $166,271 and $139,170 for the years ended February 28, 2011 and 2010, respectively.

Advertising Expense

Advertising costs are charged to expense as incurred and were immaterial for the years ended February 28, 2011 and 2010.

Research and Development

Research and development costs are expensed as incurred. These costs include the expenses incurred in the development of products such as the 200amp ECU, the Tamgen  (dual generator), the eight inch generator, the 30 kW unit and the refrigeration system. Additionally, we are exploring the possibility of developing a 125kW system

Income Taxes

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

We have significant income tax net operating losses; however, due to the uncertainty of the realize-ability of the related deferred tax asset and other deferred tax assets, a valuation allowance equal to the amount of deferred tax assets has been established at February 28, 2011 and 2010.

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

Major Customers

During the year ended February 28, 2011, we conducted business with four major customers whose sales comprised 21.9%, 20.3%, 19% and 14.4% of net sales, respectively. As of February 28, 2011, these customers accounted for 79% of net accounts receivable.  During the year ended February 28, 2010, we conducted business with three major customers whose net sales comprised 18.1%, 14.5% and 13.1% of net sales, respectively. As of February 28, 2010, 34.4% of net accounts receivable were due from these customers.

Recently Issued Accounting Pronouncements

In March 2010, the Financial Accounting Standards Board (“FASB”) issued guidance related to revenue recognition for multiple element deliverables which eliminates the requirement that all undelivered elements must have objective and reliable evidence of fair value before a company can recognize the portion of the consideration that is attributable to items that already have been delivered. Under the new guidance, the relative selling price method is required to be used in allocating consideration between deliverables and the residual value method will no longer be permitted. This guidance is effective prospectively for revenue arrangements entered into or materially modified in 2011 although early adoption is permitted. A company may elect, but will not be required, to adopt the amendments retrospectively for all prior periods. The Company does not expect this guidance will have a material effect on the Company’s financial statements.

In January 2010, FASB issued ASU No. 2010-06 – Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. 2) Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). This update provides amendments to Subtopic 820-10 that clarifies existing disclosures as follows: 1) Level of dis-aggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. These disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this ASU will not have a material effect on the Company’s financial statements.

In December 2010, the FASB issued amended guidance related to Business Combinations. The amendments affect any public entity that enters into business combinations that are material on an individual or aggregate basis. The amendments specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The Company will assess the impact of these amendments on its consolidated financial statements if and when an acquisition occurs.

In December 2010, the FASB issued amended guidance related to intangibles—goodwill and other. The amendments modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The Company does not believe that this guidance will have a material impact on its consolidated financial statements.

The FASB has issued amended guidance for subsequent events. The amendment removes the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. The FASB also clarified that if the financial statements have been revised, then an entity that is not an SEC filer should disclose both the date that the financial statements were issued or available to be issued and the date the revised financial statements were issued or available to be issued. The FASB believes these amendments remove potential conflicts with the SEC's literature. All of the amendments were effective upon issuance (February 24, 2010). The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

Reclassifications

Certain reclassifications have been made to the 2010 financial statements to conform to the 2011 presentation.

NOTE 3 – INVENTORIES

Inventories at February 28, 2011 and 2010 consisted of the following:

	2011	2010

Raw materials	$2,394,502	$2,626,206
Finished goods	2,985,902	3,226,614

	5,380,404	5,852,820
Reserve for potential product obsolescence	(1,991,241)	(2,076,018)

	3,389,163	3,776,802
Non-current portion	(2,274,013)	(2,140,194)
Discount on long term inventory	(115,150)	(136,608)

Current portion	$1,000,000	$1,500,000

Inventories consist primarily of components and completed units for the Company’s AuraGen® product.

Early in our AuraGen® program, we determined it was most cost-effective to outsource production of components and subassemblies to volume-oriented manufacturers, rather than produce these parts in house. As a result of this decision, and based on then anticipated sales, we purchased, prior to fiscal 2001, a substantial inventory of components at volume prices, most of which was then assembled into finished AuraGen® units. Since sales did not meet such expectations, we have been selling product from this inventory for several years. Management has analyzed its inventories based on its current business plan, current potential orders for future delivery, and pending proposals with prospective customers and has determined we do not expect to realize all of its inventories within the next year. The net inventories as of February 28, 2011 and 2010, which are not expected to be realized within a 12-month period have been reclassified as long term.

Most of our inventory consists of a variety of (i) metallic, mechanical components, and (ii) electrical components including metallic chassis to hold the assembled electrical systems.  The vast majority of mechanical components are not aged and most of the electrical components are also not aged.  The components that are aged are related to the prime mover/Generator interface that may not be in demand any longer.
Currently, we offer and ship three different basic models of systems; (i) a 5 kW based systems, (ii)an 8.5 kW based system and (iii) a 16 kW based systems (two 8.5 kW systems configured in tandem back-to-back).  Each of these systems can be configured with different options such as 110 VAC only, 220 VAC only, 24 VDC only, 12 VDC only and AC/DC combinations of the same or different voltages.  In addition, the system can be configured with single phase, split phase or three-phase output.
A number of the mechanical components are common to all three of the above configurations, while others are very specific.  For example, the stators and rotors for the 5 kW systems are different from the 8.5 kW systems, but the housings are the same.  Similarly, the electrical components consist of some parts that are geared for a specific configuration while others are generic and can be used for all of the configurations.   The electrical chassis are also interchangeable between the 5 kW and 8.5 kW configurations.
Due to the nature and mix of the product being sold, frequently, the 5 kW electrical systems are upgraded to 8.5 kW systems by replacing some components.
From the above description one can understand that the inventory consists of numerous components and subassemblies but not finished systems; therefore each system that is sold and shipped to a customer is built from some components that are in inventory and others that need to be purchased to be able to configure the required system.
Currently, most of the product being shipped consists of 8.5 kW systems.  These systems are built by using existing inventory subassemblies and parts, including some that can be used for both 5 kW and 8.5 kW systems, and additional parts that are purchased to provide the required configuration.  Typically such systems are built using approximately 20 to 25 percent of existing inventory and approximately 75% of additional parts that are purchased.
However, most of the systems currently being sold to the Korean military consist of 5 kW systems.  They have been purchasing approximately 100 systems per year and have indicated to us that they will continue to do so for the next six years.  To date we have shipped over 400 such systems (in this case 100% of the rotors and stators are used from existing inventory and over 50% of the electrical parts are also from inventory).
In addition to the above, we constantly see demand for different and unique configurations that require the purchase of additional parts.

We assessed the net realize-ability of these assets, and the potential obsolescence of inventory. In accordance with this assessment, management has recorded a reserve of $1,991,241 and $2,076,018 at February 28, 2011 and 2010, respectively. Management has also recorded a discount on long term inventory of $115,150 and $136,608 at February 28, 2011 and 2010, respectively.

NOTE 4 - OTHER ASSETS

Other assets of $450,843 and $241,749 are primarily comprised of deposits of $376,666 and $66,494 as of February 28, 2011 and February 28, 2010.

NOTE 5 – PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment at February 28, 2011 and February 28, 2010 consists of the following:

	2011	2010

Machinery and equipment	$964,111	$1,060,519
Furniture and fixtures	163,302	1,493,293
Leasehold improvements	485,080	481,887
	1,612,493	3,035,699
Less accumulated depreciation and amortization	1,231,651	2,477,861
Property, plant and equipment, net	$380,842	$557,838

Depreciation and amortization expense was $186,594 and $138,448 for the years ended February 28, 2011 and February 28, 2010, respectively. During the year ended February 28, 2011, we disposed of approximately $1.4 million of fixed assets. These assets were primarily related to our old computer system which we upgraded in the current year. All the assets disposed of were fully depreciated and there was no resulting gain or loss on the disposition of these assets.

NOTE 6 – NOTES PAYABLE

Notes payable at February 28, 2011 and February 28, 2010 consisted of the following:

	February 28, 2011	February 28, 2010

Demand notes payable (a)	$82,500	$90,000
Convertible notes payable (b)	790,000	907,500
	872,500	997,500

Less: Current portion	372,500	497,500

Long-term portion	$500,000	$500,000

(a)
Consists of one unsecured demand note payable of $50,000, with interest at an annual rate of 10%, on which $5,229 in interest was accrued during the year ended February 28, 2011, and an unsecured demand note payable with a balance of $32,500, with interest at an annual rate of 10%, on which $4,932 in interest was accrued during the year ended February 28, 2011.

(b)
Consists of an unsecured convertible note payable totaling $500,000, bearing interest at a rate of 7%, due in 2013. The note is convertible into our common stock at a price of $3 per share. The Company accrued  interest of $34,986 on the note during the year ended February 28, 2011, of which $26,226 was paid. Also consists of two unsecured convertible notes entered into during the second quarter of fiscal 2010 totaling $290,000. The notes carry an interest rate of 10%, are for a term of 180 days, and are convertible into common stock of the company at $0.75 per share. The company accrued interest of $30,331 on the notes during the year ended February 28, 2011.  Except for the $500,000 note due in 2013, these notes are past due and therefore due on demand.

Future maturities of notes payable at February 28, 2011 are as follows:

Year Ending February 28,
2012	$372,500
2013	500,000
Total	$872,500

NOTE 7 – NOTES PAYABLE – RELATED PARTY

At February 28, 2011 the balance consists of $8,500,000 of unsecured notes payable plus accrued interest of $1,193,110 to a member of our Board of Directors, payable on demand, bearing interest at a rate of 10% per annum. During the years ended February 28, 2011 and 2010, interest amounting to $739,911 and $368,033 respectively, was incurred on these notes and is included in accrued interest. Also consists of a $360,000 unsecured convertible note payable to our CEO entered into in March 2010. The note is for 120 days, carries an interest rate of 10% and is convertible into shares of our common stock at a price of $0.75 per share. During the period ended February 28, 2011, we accrued $36,463 in interest on the note. Also consists of a $50,000 unsecured convertible note payable to our President. The note is for 120 days, carries an interest rate of 10% and is convertible into shares of our common stock at a price of $0.75 per share. During the period ended February 28, 2011, we accrued $5,229 in interest on the note.  As of February 28, 2011, we are in default on our notes payable to our CEO and our President and they are now due on demand.

The beneficial conversion feature on the note to the CEO was $72,000 which was recorded as debt discount during the year ended February 28, 2011. The debt discount was amortized over the term of the note and charged to interest expense. During the year ended February 28, 2011, $72,000 was expensed.

NOTE 8 - ACCRUED EXPENSES

Accrued expenses at February 28, 2011 and 2010 consisted of the following:

	2011	2010

Accrued payroll and related expenses	$2,520,107	$1,716,279
Accrued interest	112,749	9,882
Other	-	10,650
Total	$2,632,856	$1,736,811

Accrued payroll and related expenses consists primarily of salaries accrued but not paid to certain employees due to our lack of financial resources. At February 28, 2011 and 2010, these amounts total $1,889,420 and $1,150,577, respectively. Also included in this amount is accrued vacation expense of $584,065 and $497,884at February 28, 2011 and 2010 respectively.

NOTE 9 - COMMITMENTS

Leases

On May 1, 2008, we entered into a lease for a facility of approximately 25,500 square feet. The lease is for a term of five years, has an option to extend for five years, and carries a base rent of $30,120. We have not yet  moved our manufacturing operations into this facility and are continuing manufacturing operations at our old facility. We are currently on a month to month lease in that facility. In December 2009, we entered into a lease for a facility in Georgia of approximately 8,000 square feet. The lease is for a term of three years, has an option to extend for three years, and currently carries a base rent of $3,090 per month increasing to $3,183 in December 2011.   In accordance with the terms of certain of the leases, the Company is responsible for common area charges.  Rent expense charged to operations amounted to $761,987 and $820,634 for the years ended February 28, 2011 and 2010, respectively.

Rent commitments for the next four years ending on February 28:

2012           $398,803
2013           $390,089
2014	$60,241
Total          $849,133

NOTE 10 - STOCKHOLDERS' EQUITY

Common Stock

At February 28, 2011 and 2010, we had 75,000,000 shares of $0.0001 par value common stock authorized for issuance, respectively. During the years ended February 28, 2011 and 2010, we issued 8,031,895 and 6,344,291 shares of common stock, respectively.

In the year ended February 28, 2011, we issued 4,647,292 shares of common stock, with 2,069,840 five year warrants attached with exercise prices ranging from $0.75-$1.50, for cash proceeds of $2,479,487; 338,408 shares were issued upon the conversion of $181,852 of notes payable and accrued interest (a loss on conversion of $57,032 was recorded); 367,619 shares were issued in settlement of $270,029 of accounts payable; 1,618,384 shares were issued for services valued at $1,183,750; and 887,142 shares were issued to employees in lieu of $487,928 in unpaid salary.

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

During fiscal 2011, the Board of Directors determined that, in order to provide incentives to its employees, it was in the best interest of the Company to re-price the outstanding employee options that had been granted.  Accordingly, the outstanding options were re-priced to an exercise price of $0.75 with all other terms remaining the same.  In accordance with FASB ASC 718, the Company accounted for this transaction as a modification.  Accordingly, the decremental compensation cost resulting from this modification was determined to be $59,242 calculated as the difference between the fair value of the modified award and the fair value of the original award immediately before it was modified.  The fair values were calculated using the Black-Scholes option pricing.  Assumptions used for the modified award were a risk free rate of return of 1.125%, volatility of 83.6%, a dividend yield of 0%, and an expected life of 3.5 and 4.2 years.  Assumptions used for the original awards immediately before they were modified were risk a free rate of return of 3.23%, volatility of 141.61%, a dividend yield of 0%, and an expected life of 5 years.

Also during the year ended February 28, 2011, the Company granted 424,000 options to certain employees.  These options vest over three years, have an exercise price of $1.50, and have a five year life.  The grant date fair value of these options amounted to $94,360 which was calculated using the Black-Scholes option pricing model with the following assumptions:  risk free rate of return of 1.125%, volatility of 90.39%, a dividend yield of 0%, and an expected life of 5 years.

The Company incurred stock options related expenses of $162,940 and $6,221,074, during the years ended February 28, 2011 and 2010, respectively.

Activity in this plan is as follows:

	2006 Plan

	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Number of Options

Outstanding, February 28, 2009	$2.00-3.00		1,913,000
Granted	$1.50		6,915,500
Cancelled	$1.50-3.00		(2,545,000)
Outstanding, February 28, 2010	$1.50	$0.00	6,283,500
Granted	$0.75		424,000
Re-characterization	1.50		(1,400,000)
Cancelled	$1.50		(3,000)
Outstanding, February 28, 2011	$0.75	$0.00	5,304,500

The exercise prices for the options outstanding at February 28, 2011, and information relating to these options is as follows:

Options Outstanding				Exercisable Options
Range of Exercise Price	Number	Weighted Average Remaining Life	Weighted Average Exercise Price	Weighted Average Remaining Life	Number	Weighted Average Exercise Price
$0.75	5,304,500	3.6 years	$0.75	3.6 years	4,795,584	$0.75

The weighted average fair values of the options on the date of grant for the year ended February 28, 2011 and 2010 were $0.48 per share and $0.83 per share, respectively.

During the year ended February 28, 2011, 1,400,000 employee stock options granted to our CEO under the 2006 employee stock option plan were re-characterized as warrants with the same terms and conditions.

A summary of the status of the Company’s non-vested shares as of February 28, 2011, and changes during the year ended February 28, 2011, is presented below:

Non-vested Shares	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at February 28, 2010	330,962	$0.83
Granted	424,000	$0.48
Vested	(244,005)	$0.83
Cancelled	(2,041)	$0.83

Non-vested at February 28, 2011	508,916	$0.48

As of February 28, 2011, there was $354,425 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 2.75 years.

Warrants

Activity in issued and outstanding warrants is as follows:

	Number of Shares	Exercise Prices
Outstanding, February 28, 2010	6,612,793	$0.75-4.00
Granted	2,319,840	$0.75-1.50
Re-characterization	1,400,000	$0.75
Expired	(1,644,057)	$4.00
Outstanding, February 28, 2011	8,688,576	$0.75-4.00

During the year ended February 28, 2011, 250,000 warrants were granted to Board members. The warrants have an exercise price of $0.75. The grant date fair value of the warrants amounted to $119,156 which was calculated using the Black-Scholes option pricing model with the following assumptions: risk free rate of return of 1.125%, volatility of 83.6%, a dividend yield of 0%, and an expected life of five years. During the year ended February 28, 2011, the Company also granted 2,069,840 five year warrants attached to private placement of stock, with exercise prices ranging from $0.75-$1.50. The Company incurred warrants related expenses of $9,963 during the year ended February 28, 2011.

The exercise prices for the warrants outstanding at February 28, 2010, and information relating to these warrants is as follows:

Range of Exercise Prices	Stock Warrants Outstanding	Stock Warrants Exercisable	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price of Warrants Outstanding	Weighted-Average Exercise Price of Warrants Exercisable	Intrinsic Value
$0.75-1.50	2,693,286	2,693,286	47 months	$0.90	$0.90	$0.00
$0.75-1.25	1,354,710	1,354,710	41 months	$1.25	$1.25	$0.00
$1.50	1,900,000	1,900,000	40 months	$1.50	$1.50	$0.00
$1.00-$4.00	1,934,991	1,934,991	14 months	$3.90	$3.90	$0.00
$4.00	805,589	805,589	11months	$4.00	$4.00	$0.00
	8,688,576	8,688,576

NOTE 11 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  During the years ended February 28, 2011 and 2010, the Company incurred losses of $11,196,018 and $16,092,777, respectively and had negative cash flows from operating activities of $6,152,868 and $6,285,449, respectively.

During the next twelve months we intend to continue to expand our AuraGen/Viper business both domestically and internationally. There are four major components necessary to execute a significantly expanding business; (i) augmentation of management and staff, (ii) purchase orders, (iii) facilities and equipment, and (iv) working capital.  We plan to add senior quality assurance and quality control staff as well as a number of mechanical and electrical engineers, a number of technicians, and a number of test engineers. We had planned to take these steps in the current fiscal year, but a lack of resources prevented us from doing so. We anticipate being able to fund these additions in the upcoming fiscal year.

We currently have a backlog of approximately $27.25 million consisting of the following elements:(i) South Korean Military approximately $5.0 million (on-going business), (ii) U.S. military approximately $4.5 million (on going business), (iii) Hybrid vehicle applications of approximately $1.5 million (on-going business), (iv) Transport refrigeration systems approximately $16.0 million (agreement with Zanotti)and (v) Misc. applications of approximately $250,000.

To fulfill this backlog, we will need sufficient working capital for (i) daily operations, (ii) purchase of raw materials and subassemblies, (iii) purchase of the required equipment, and (iv) supporting cash flow.  Our cash flow analysis is based on certain assumptions that include 45 days for collection of account receivables after shipment, 30 day terms for accounts payable to vendors and suppliers, and all monthly operational costs paid during the month in which they are incurred.  Based on our business model and projections, as well as historical costs for COGS and other expenses, we determined that the Company will need to raise approximately $10.0 million in new capital. We can not guarantee, but we plan to raise the required capital through the private placement of equity or convertible debt.

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

NOTE 12- INCOME TAXES

The Company did not record any income tax expense due to the net loss during the years ended February 28, 2011 and 2010. The actual tax benefit differs from the expected tax benefit computed by applying the combined United States corporate tax rate and the State of California tax rate of 40% to loss before income taxes as follows for the years ended February 28, 2011 and 2010:

		2011	2010
Current:	$		$
Federal		-		-
State		800		800

Total		800		800

Deferred
Federal		-		-
State		-		-

Total		-		-
Total Income Tax Provision
		$800		$800

The provision for income tax is included with other expense in the accompanying consolidated financial statements.

	2011	2010

Expected tax benefit	34.0%	34.0%
State income taxes, net of federal benefit	6.0	6.0
Changes in valuation allowance	(40.0)	(40.0)
Total	-%	- %

The following table summarizes the significant components of our deferred tax asset at February 28, 2011 and 2010:

	2011	2010
Deferred tax asset
Primarily relating to net operating loss carry-forwards, but also reserves for inventory and accounts receivable, stock-based compensation and other	$110,000,000	$108,000,000
Valuation allowance	(110,000,000)	(108,000,000)
Net deferred tax asset	$-	$-

We recorded an allowance of 100% for deferred tax assets due to the uncertainty of its realization.

At February 28, 2011, we had operating loss carry-forwards of approximately $331,000,000 for federal purposes, which expire through 2025, and $59,000,000 for state purposes, which expire through 2017.

We follow FASB ASC 740 related to uncertain tax positions. Under FASB ASC 740, the impact of an uncertain tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. At February 28, 2011 and 2010, we have no unrecognized tax benefits.

Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of February 28, 2011 and 2010, we have no accrued interest and penalties related to uncertain tax positions.

We are subject to taxation in the U.S. and California. Our tax years for 2008 and forward are subject to examination by our tax authorities. We are not currently under examination by any tax authority.

NOTE 13 - EMPLOYEE BENEFIT PLANS

We sponsor two employee benefit plans: The Employee Stock Ownership Plan (the "ESOP") and a 401(k) plan.

The ESOP is a qualified discretionary employee stock ownership plan that covers substantially all employees. We did not make any contributions to the ESOP during the years ended February 28, 2011 and February 28, 2010.

We sponsor a voluntary, defined contribution 401(k) plan. The plan provides for salary reduction contributions by employees and matching contributions by us of 100% of the first 4% of the employees' pre-tax contributions. The matching contributions included in expense were $70,103 and $73,193 for the years ended February 28, 2011 and 2010, respectively.

NOTE 14 - SEGMENT INFORMATION

We are a United States based company providing advanced technology products to various industries. The principal markets for our products are North America, Europe, and Asia.  All of our operating long-lived assets are located in the United States. We operate in one segment.

Total net revenues from customer geographical segments are as follows for the years ended February 28, 2011 and February 28, 2010:

	2011	2010

United States	$1,866,723	$2,405,709
Canada	842,780	280,501
Europe	76,876	51,117
Asia	653,580	477,465
Total	$3,439,959	$3,214,792

NOTE 15 – SUBSEQUENT EVENTS (UNAUDITED)

Subsequent to the end of the fiscal year, our CEO converted his $360,000 note payable plus $45,496 in accrued interest and $69,231 of accrued compensation into 632,968 shares of common stock. Additionally, other employees converted $283,290 in accrued compensation into 377,717 shares of common stock. Another note holder converted $200,000 in principal and $40,953 in accrued interest into 438,096 shares of common stock.