Form 10-Q
period 2011-05-31
AURA SYSTEMS INC
filed 2011-07-15
CIK 826253

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended.................................................May 31, 2011
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

Large Accelerated Filer 	Accelerated Filer 
Non-accelerated filer 	Smaller Reporting Company☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  No ☒

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  No

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Class	Outstanding June 30, 2011

Common Stock, par value $0.0001 per share	64,614,937 shares

AURA SYSTEMS, INC.

AURA SYSTEMS, INC.

QUARTER ENDED MAY 31, 2011

PART I.  FINANCIAL INFORMATION

ITEM 1. STATEMENT REGARDING FINANCIAL INFORMATION

The financial statements included herein have been prepared by Aura Systems, Inc., (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC").  As contemplated by the SEC under Rule 10-01 of Regulation S-X, the accompanying financial statements and footnotes have been condensed and therefore do not contain all disclosures required by accounting principles generally accepted in the United States of America.  However, the Company believes that the disclosures are adequate to make the information presented not misleading.  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended February 28, 2011 as filed with the SEC (file number 000-17249).

AURA SYSTEMS, INC.

 BALANCE SHEETS

(Unaudited)

As of

	May 31, 2011	February 28, 2011
ASSETS
Current assets:
Cash and cash equivalents	$146,878	$104,815
Accounts receivable, net of allowance for doubtful accounts of $59,070 at May 31 and February 28, 2011, respectively	789,510	296,297
Inventory - current	1,000,000	1,000,000
Other current assets	758,066	450,843
Total current assets	2,694,454	1,851,955

Property, plant, and equipment, net	334,574	380,842
Inventory, non-current, net of allowance for obsolete inventory of $2,045,540 and $2,106,391 at May 31 and February 28, 2011, respectively	2,181,735	2,274,013
Total assets	$5,210,763	$4,506,810

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$1,930,135	$1,945,372
Accrued expenses	2,631,230	2,632,856
Customer advances	384,213	336,308
Notes payable	394,500	82,500
Convertible notes payable	90,000	290,000
Notes payable and accrued interest- related party	10,626,275	10,148,352
Total current liabilities	16,056,353	15,435,388

Convertible note payable	500,000	500,000

Total liabilities	16,556,353	15,935,388

Commitments and contingencies	-	-

Stockholders' deficit :
Common stock, $0.0001par value; 75,000,000 and 75,000,000 shares authorized at May 31 and February 28, 2011; 63,964,937 and 60,720,956 issued and outstanding at May 31 and February 28, 2011	6,396	6,072
Additional paid-in capital	381,928,980	379,819,510
Accumulated deficit	(393,280,966)	(391,254,160)
Total stockholders' deficit	(11,345,590)	(11,428,578)
Total liabilities and stockholders' deficit	$5,210,763	$4,506,810

See accompanying notes to these Unaudited condensed financial statements.

AURA SYSTEMS, INC.

STATEMENTS OF OPERATIONS

FOR THREE MONTHS ENDED MAY 31, 2011 AND 2010

(Unaudited)

	May 31
	2011	2010
Net Revenues	$951,171	$587,988
Cost of goods sold	322,978	300,134
Gross Profit	628,193	287,854

Operating expenses:
Engineering, research and development expenses	273,409	461,690
Selling, general and administrative expenses	2,162,075	2,372,029
Total operating expenses	2,435,484	2,833,719

Loss from operations	(1,807,291)	(2,545,865)

Other (income) and expense:
Interest expense, net	260,503	171,926
(Gain) Loss on settlement of debt and beneficial conversion	(25,136)	105,632
Other income, net	(15,852)	4,303
Total other (income) expense	219,515	281,861

Net Loss	$(2,026,806)	$(2,827,726)

Total basic and diluted loss per share	$(0.03)	$(0.05)
Weighted average shares used to compute basic and diluted loss per share	61,202,336	53,312,554

See accompanying notes to these Unaudited condensed financial statements.

AURA SYSTEMS, INC.
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MAY 31, 2011 AND 2010
(Unaudited)

	2011	2010
Cash flow from operating activities:
Net Loss	$(2,026,806)	$(2,827,726)
Adjustments to reconcile Net loss to net cash used in operating activities
Depreciation Expense	46,268	46,545
(Gain) Loss on settlement of debt	(25,136)	105,632
Stock issued for services	-	488,000
Provision for inventory obsolescence	(60,851)	-
Stock options and warrants expense	44,182	43,565
(Increase) decrease in: Accounts receivable	(493,213)	(109,653)
Inventory	153,130	1,673
Other current assets and deposit	67,777	(28,192)
Increase (decrease) in:
Accounts payable, customer deposit and accrued expenses	722,692	328,439
Net cash used in operations	(1,571,957)	(1,951,717)

Investing activities:
Acquisition of plant and equipment	-	(9,599)

Net cash used by investing activities	-	(9,599)

Financing activities:
Issuance of common stock	652,020	470,925
Proceeds from notes payable, net	962,000	1,460,000

Net cash provided by financing activities:	1,614,020	1,930,925

Net increase (decrease) in cash & cash equivalents	42,063	(30,391)

Cash and cash equivalents at beginning of period	104,815	45,294

Cash and cash equivalents at end of period	$146,878	$14,903
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	-	-
Income taxes	-	-

Unaudited supplemental disclosure of non-cash investing and financing activities:

During the quarter ended May 31, 2011, $646,450 of notes payable and accrued interest was converted into 978,757 shares of common stock. We also issued 8,593 shares of our Common Stock in satisfaction of $4,726 in accounts payable.

See accompanying notes to these Unaudited condensed financial statements.

AURA SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

May 31, 2011

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The condensed interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended February 28, 2011.  The Company follows the same accounting policies in preparation of interim reports.  Results of operations for the interim periods are not indicative of annual results.

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

Inventories

Inventories are valued at the lower of cost (first-in, first-out) or market, on a standard cost basis.  We review the components of inventory on a regular basis for excess or obsolete inventory based on estimated future usage and sales.  As further described in Note 3, due to continuing lower than projected sales, we are holding inventories in excess of what we expect to sell in the next fiscal year. As of May 31, 2011 and February 28, 2011, $2,181,735, and $2,274,013 respectively, of inventories are classified as long-term assets.

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

We have significant income tax net operating losses; however, due to the uncertainty of the realize-ability of the related deferred tax asset and other deferred tax assets, a valuation allowance equal to the amount of deferred tax assets has been established at May 31, 2011 and February 28, 2011.

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

In January 2010, FASB issued ASU No. 2010-06 – Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. 2) Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). This update provides amendments to Subtopic 820-10 that clarifies existing disclosures as follows: 1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. These disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this ASU will not have a material effect on the Company’s financial statements.

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

Reclassifications

Certain reclassifications have been made to the 2010 financial statements to conform to the 2011 presentation.

NOTE 3 – INVENTORIES

Inventories, stated at the lower of cost (first in first out), or market consists of the following:

	May 31, 2011	February 28, 2011

Raw materials	$2,406,596	$2,394,502
Finished goods	2,820,679	2,985,902

	5,227,275	5,380,404
Reserve for potential product obsolescence	(1,906,280)	(1,991,241)

	3,320,995	3,389,163
Non-current portion	(2,181,735)	(2,274,013)
Discount on long term inventory	(139,260)	(115,150)

Current portion	$1,000,000	$1,000,000

Inventories consist primarily of components and completed units for the Company’s AuraGen® product.

Early in our AuraGen® program, we determined it was most cost-effective to outsource production of components and subassemblies to volume-oriented manufacturers, rather than produce these parts in house. As a result of this decision, and based on then anticipated sales, we purchased, prior to fiscal 2001, a substantial inventory of components at volume prices, most of which was then assembled into finished AuraGen® units. Since sales did not meet such expectations, we have been selling product from this inventory for several years. Management has analyzed its inventories based on its current business plan, current potential orders for future delivery, and pending proposals with prospective customers and has determined we do not expect to realize all of its inventories within the next year. The net inventories as of May 31 and February 28, 2011, which are not expected to be realized within a 12-month period have been reclassified as long term.

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

Currently, we offer and ship three different basic models of systems; (i) a 5 kW based systems, (ii) an 8.5 kW based system and (iii) a 16 kW based systems (two 8.5 kW systems configured in tandem back-to-back).  Each of these systems can be configured with different options such as 110 VAC only, 220 VAC only, 24 VDC only, 12 VDC only and AC/DC combinations of the same or different voltages.  In addition, the system can be configured with single phase, split phase or three-phase output.

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

We assessed the net realize-ability of these assets, and the potential obsolescence of inventory. In accordance with this assessment, management has recorded a reserve of $1,906,280 and $1,991,241 at May 31 and February 28, 2011, respectively. Management has also recorded a discount on long term inventory of $139,260 and $115,150 at May 31 and February 28, 2011, respectively.

NOTE 4 – OTHER ASSETS

Other assets of $758,066 and $450,843 are primarily comprised of short term deposits of $656,473 and $376,666 as of May 31 and February 28, 2011.

NOTE 5 – PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment at May 31, 2011 and February 28, 2011 consist of the following:

	May 31, 2011	February 28, 2011

Machinery and equipment	$964,111	$964,111
Furniture and fixtures	163,302	163,302
Leasehold improvements	485,080	485,080
	1,612,493	1,612,493
Less accumulated depreciation and amortization	1,277,919	1,231,651
Property, plant and equipment, net	$334,574	$380,842

Depreciation and amortization expense was $46,268 and $46,545 for the three months ended May 31, 2011 and May 31, 2010, respectively.

NOTE 6 – NOTES PAYABLE

Notes payable as of May 31 and February 28, 2011 consisted of the following:

	May 31, 2011	February 28, 2011

Demand notes payable (a)	$394,500	$82,500
Convertible notes payable (b)	590,000	790,000
	984,500	872,500

Less: Current portion	484,500	372,500

Long-term portion	$500,000	$500,000

(a)	Consists of four unsecured demand notes payable totaling $394,500, with interest at an annual rate of 10%, on which $4,362 in interest was accrued during the three months ended May 31, 2011.

(b)
Consists of an unsecured convertible note payable totaling $500,000, bearing interest at a rate of 7%, due in 2013. The note is convertible into our common stock at a price of $3 per share. The Company accrued interest of $8,761 on the note during the three months ended May 31, 2011. Also consists of two unsecured convertible notes entered into during the second quarter of fiscal 2010 totaling $290,000. The notes carry an interest rate of 10%, are for a term of 180 days, and are convertible into common stock of the company at $0.75 per share. The company accrued interest of $7,277 on the notes during the three months ended May 31, 2011.  One of these notes for $200,000 plus accrued interest of $40,953 was converted into shares of our common stock during the quarter ended May 31, 2011.

Future maturities of notes payable at May 31, 2011 are as follows:

Year Ending February 28,
2012	$484,500
2013	500,000
Total	$984,500

NOTE 7 – NOTES PAYABLE – RELATED PARTY

As of May 31, 2011, the total balance of related-party notes payable is $9,200,000, which consists of $9,150,000 unsecured notes payable plus accrued interest of $1,416,242 to a member of our Board of Directors, payable on demand, bearing interest at a rate of 10% per annum.  During the three months ended May 31, 2011, interest of $223,132 was incurred on these notes and is included in accrued interest.  The note also consists of $50,000 unsecured convertible note payable to our President. The note is for 120 days, carrying an interest at a rate of 10% and is convertible into shares of our common stock at a price of $0.75 per share.  During the three months ended May 31, 2011, there is $1,255 accrued interest on the note.  During the three months ended May 31, 2011, our CEO converted his outstanding note payable of $360,000 plus accrued interest of $45,496 into shares of our Common Stock. As of May 31, 2011, we are in default on the note payable to our President and it is now due on demand.

NOTE 8 - ACCRUED EXPENSES

Accrued expenses at May 31 and February 28, 2011 consist of the following:

	May 31, 2011	February 28, 2011

Accrued payroll and related expenses	$2,552,400	$2,520,107
Accrued interest	48,571	112,749
Other	30,259	-
Total	$2,631,230	$2,632,856

Accrued payroll and related expenses consists primarily of salaries accrued but not paid to certain employees due to our lack of financial resources. At May 31 and February 28, 2011, these amounts total $2,090,071 and $1,889,420, respectively. Also included in this amount is accrued vacation expense of $233,779 and $584,065at May 31 and February 28, 2011, respectively.

NOTE 9 - SHAREHOLDERS' EQUITY

Common Stock

During the quarter ended May 31, 2011, we issued 1,177,516 shares of Common Stock for cash consideration of $652,020, with 155,000 warrants attached with an exercise price of $1.50. We also issued 978,757 shares of Common Stock for the conversion of $646,450 of notes payable and accrued interest, 500,000 shares of Common Stock for services to be rendered in the amount of $375,000, 8,593 shares of Common Stock in satisfaction of $4,726 of accounts payable, and 579,115 shares of Common Stock in satisfaction of accrued and unpaid compensation.

During the quarter ended May 31, 2010, we issued 757,130 shares of Common Stock for cash consideration of $470,925. We also issued 235,000 shares of Common Stock for the conversion of $124,978 of notes payable and accrued interest. We also issued 643,384 shares of Common Stock for services valued at $468,000.

Employee Stock Options

In September, 2006, our Board of Directors adopted the 2006 Employee Stock Option Plan. Activity in this plan is as follows:

	2006 Plan

	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Number of Options
Outstanding, February 28, 2011	$0.75	$0.00	5,304,500
Granted	-		-
Cancelled	$0.75	$0.00	(17,000)
Outstanding, May 31, 2011	$0.75	$0.00	5,287,500

The exercise prices for the options outstanding at May 31, 2011, and information relating to these options is as follows:

Options Outstanding				Exercisable Options
Range of Exercise Price	Number	Weighted Average Remaining Life	Weighted Average Exercise Price	Weighted Average Remaining Life	Number	Weighted Average Exercise Price
$0.75	5,287,500	3.3 years	$0.75	3.3 years	4,797,947	$0.75

Warrants

Activity in issued and outstanding warrants is as follows:

	Number of Shares	Exercise Prices
Outstanding, February 28, 2011	8,688,576	$0.75-$4.00
Granted	155,000	$1.50
Expired	-	-
Outstanding, May 31, 2011	8,843,576	$0.75-$1.50

The exercise prices for the warrants outstanding at May 31, 2011, and information relating to these warrants is as follows:

Range of Exercise Prices	Stock Warrants Outstanding	Stock Warrants Exercisable	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price of Warrants Outstanding	Weighted-Average Exercise Price of Warrants Exercisable	Intrinsic Value
$1.50	155,000	155,000	58 months	$1.50	$1.50	$0.00
$0.75-1.50	2,693,286	2,693,286	44 months	$0.90	$0.90	$0.00
$0.75-1.25	1,354,710	1,354,710	38 months	$1.25	$1.25	$0.00
$1.50	1,900,000	1,900,000	37 months	$1.50	$1.50	$0.00
$1.00-$4.00	1,934,991	1,934,991	11 months	$3.90	$3.90	$0.00
$4.00	805,589	805,589	8months	$4.00	$4.00	$0.00
	8,843,576	8,843,576

NOTE 10 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  During the periods ended May 31, 2011 and 2010, the Company incurred losses of $2,026,806 and $2,827,726, respectively and had negative cash flows from operating activities of $1,836,042 and $1,951,717, respectively.

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

We currently have a backlog of approximately $27.25 million consisting of the following elements:(i) South Korean Military approximately $5.0 million (on-going business), (ii) U.S. military approximately $4.5 million (on-going business), (iii) Hybrid vehicle applications of approximately $1.5 million (on-going business), (iv) Transport refrigeration systems approximately $16.0 million (agreement with Zanotti)and (v) Misc. applications of approximately $250,000.

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

We are selling systems for all of the applications currently identified in our business model for fiscal 2010. In addition, we are also in the process of enhancing our product line to address an even larger market segment.  We currently provide 5 kW, 8.5 kW and 16 kW solutions and we plan to introduce during the next twelve months 4kW, 12 kW, 25 kW and 50 kW solutions.  While there can be no assurances given that we will complete all the developments described above and be able to commercialize them in the planned time, our business model for fiscal 2012 does not contemplate sales for any product not currently available.

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

Because of our historic net losses and negative working capital position, our independent auditors, in their report on our consolidated financial statements for the year ended February 28, 2011 expressed substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that could result from the outcome of this uncertainty.

NOTE 11 - SEGMENT INFORMATION

We are a United States based company providing advanced technology products to various industries. The principal markets for our products are North America, Europe, and Asia.  All of our operating long-lived assets are located in the United States. We operate in one segment.

Total net revenues from customer geographical segments are as follows for the three months ended May 31, 2011 and 2010:

	2011	2010

United States	$781,808	$393,802
Canada	89,907	81,339
Europe	51,124	6,347
Asia	28,332	99,000
Other	-	7,500
Total	$951,171	$587,988

NOTE 12 – SIGNIFICANT CUSTOMERS

In the three months ended May 31, 2011, we sold AuraGen related products to three significant customers whose sales comprised 53.5%, 14.7% and 7.9% of net sales, respectively.   Net accounts receivable from these customers at May 31, 2011 were $508,718, $140,276 and $37,500 respectively.  These customers are not related to or affiliated with us. In the three months ended May 31, 2010, we sold AuraGen related products to three significant customers whose sales comprised 29%, 17% and 13% of net sales, respectively.  Net accounts receivable from these customers at May 31, 2010 were $155,337, $3,508 and $61,530 respectively.  These customers are not related to or affiliated with us.

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

For further information regarding these and other risks and uncertainties, we refer you to Part I, Item 1A of our Form 10-K for the fiscal year ended February 28, 2011.

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

Our financial statements included in this report have been prepared on the assumption that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, as a result of our losses from operations, there is substantial doubt about our ability to continue as a going concern. Our independent auditors, in their report on the Company’s financial statements for the year ended February 28, 2011 expressed substantial doubt about the Company’s ability to continue as a going concern.   The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from our possible inability to continue as a going concern.

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

Results of Operations

          First Quarter FY 2012 compared to First Quarter FY 2011

           Net revenues for the three months ended May 31, 2011 (the “First Quarter FY2012”) increased $363,183 to $951,171, from $587,988 in the three months ended May 31, 2010 (the “First Quarter FY 2011”), an increase of 62%. The increase is primarily associated with military related shipments, partially offset by decreased shipments to other customers. At the relatively low level of sales currently generated by the Company, net revenue can fluctuate substantially quarter to quarter based upon the timing of when orders come in and shipments are made.

           Cost of goods increased to $322,978 in the First Quarter FY 2012, from $300,134 in the First Quarter FY 2011, as a result of the increase in net revenues. The increase in cost of goods was smaller proportionately than the increase in revenues, as the increased revenues were primarily from military related shipments, which carry a higher gross margin, offset partially by lower shipments of 5kW systems, which have a lower gross margin associated with them.

           Engineering, research and development expenses decreased $188,281 (41%) to $273,409 in the First Quarter FY2012 from $461,690 in the First Quarter FY 2011. While the Company intends to increase expenditures in this area in the future, financial constraints have prevented us from doing so, and we are currently focusing our efforts on our current products.

           Selling, general and administrative expenses decreased $209,951 (9%) to $2,162,075 in the First Quarter FY 2012 from $2,372,029 in the First Quarter FY 2011. The decrease is primarily due to a reduction in sales and marketing expenses from the prior year, and a reduction in outside consulting fees from the prior year, partially offset by increased salary expenses resulting from the addition of personnel in the second quarter of last fiscal year.

           Other income and expense decreased approximately $62,000 from the prior year period. The current year period included a gain on the settlement of debt of approximately $25,000 compared to a loss on settlement of debt in the prior year period of approximately $105,000. Additionally, the current year period reflects other income of approximately $16,000 resulting from an insurance audit refund related to a prior year compared to other expense of approximately $4,000 in the prior year. Net interest expense in the First Quarter FY 2012 increased $88,577 to $260,503 from $171,926 in the First Quarter FY 2011. The increase is primarily attributable to the increased interest expense associated with the loans from a member of our Board. The loans from our board member totaled $9,150,000 as of May 31, 2011, compared to $6.2 million as of May 31, 2010, and carry an interest rate of 10%.

           Our net loss for the First Quarter FY 2012 decreased $800,930 (27%) to $2,026,806 from $2,827,726 in the First Quarter FY 2011 primarily as a result of the increased gross margin related to increased military related shipments, and the reductions in sales and marketing expenses noted above.

Liquidity and Capital Resources

We had cash of approximately $147,000 and $105,000 at May 31, 2011, and February 28, 2011, respectively.  We had a working capital deficit at May 31, 2011, and February 28, 2011 of $13,361,899 and $13,583,433, respectively. The working capital deficit includes notes payable and accrued interest to related parties of $10,626,275 and $10,148,352 as of May 31 and February 28, 2011, respectively, and a convertible note payable of $360,000 to our CEO at February 28, 2011.  At May 31, 2011, we had accounts receivable, net of allowance for doubtful accounts, of $789,510 compared to $296,297 as of February 28, 2011.

Net cash used in operations for the quarter ended May 31, 2011, was $1,571,957, a decrease of $379,760 from the comparable quarter in the prior fiscal year. Net cash provided by financing activities during the quarter ended May 31, 2011, was $1,614,020, resulting from net proceeds from notes payable of $962,000, along with proceeds from the sale of Common Stock totaling $652,020.

There were no acquisitions of property and equipment in the First Quarter FY 2012, compared to acquisitions totaling $9,599 in the First Quarter FY2011.

Accrued expenses as of May 31, 2011, remained approximately the same as accrued expenses as of February 28, 2011, as the increase in accrued compensation to certain employees whose salaries are being deferred due to a lack of cash resources, was approximately offset by the conversion of accrued compensation into common stock of the Company. Approximately $2.1 million in accrued expenses is salaries accrued but unpaid to certain employees due to a lack of resources, and approximately $230,000 is accrued but unused vacation time earned by employees.

                     Net proceeds from the issuance of debt totaled $962,000 in the First Quarter FY 2012, compared with $1,460,000 in the First Quarter FY 2011. Included in the debt proceeds of $962,000 in the first quarter of FY2012 is a total of $650,000 from a member of our Board of Directors. As of June 30, 2011, the total amount owing this board member is $9,150,000 plus accrued interest of approximately $1,500,000. If the Board member were to demand repayment, we do not currently have the resources to make the payment.

The Company had a deficit of $11,345,590 in shareholders’ equity as of May 31, 2011, compared to $11,428,578 as of February 28, 2011. The deficit includes approximately $8.5 million of non-cash expenses resulting from charges for stock option and warrant expense for fiscal years 2008 through the first quarter of fiscal year 2012.

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

Capital Transactions

During the quarter ended May 31, 2011, we issued 1,177,516 shares of Common Stock for cash consideration of $652,020, with 155,000 warrants attached at an exercise price of $1.50. We also issued 978,757 shares of Common Stock for the conversion of $646,450 of notes payable and accrued interest, 500,000 shares of Common Stock for services to be rendered in the amount of $375,000, 8,593 shares of Common Stock in satisfaction of $4,726 of accounts payable, and 579,115 shares of Common Stock in satisfaction of $412,551 of accrued and unpaid employee compensation.

During the quarter ended May 31, 2010, we issued 757,130 shares of Common Stock for cash consideration of $470,925. We also issued 235,000 shares of Common Stock for the conversion of $124,978 of notes payable and accrued interest. We also issued 643,384 shares of Common Stock for services valued at $468,000.

ITEM 4T.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit, is recorded, processed, summarized and reported, within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.   Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures and have concluded, as of May 31, 2011, that they were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended May 31, 2011, which have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

 PART II - OTHER INFORMATION

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended May 31, 2011, we issued 1,177,516 shares of Common Stock for cash consideration of $652,020, with 155,000 warrants attached at an exercise price of $1.50. We also issued 978,757 shares of Common Stock for the conversion of $646,450 of notes payable and accrued interest, 500,000 shares of Common Stock for services to be rendered in the amount of $375,000, 8,593 shares of Common Stock in satisfaction of $4,726 of accounts payable, and 579,115 shares of Common Stock in satisfaction of $412,551 of accrued and unpaid employee compensation.

All of the sales of unregistered securities are believed to be exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 as these offerings were a private placement to a limited number of qualified investors without public solicitation or advertising.

ITEM 6.  Exhibits

10.56	Demand Promissory Note dated March 18, 2011 by and between the Company and Warren Breslow in the original principal amount of $150,000.
10.57	Demand Promissory Note dated April 7, 2011 by and between the Company and Warren Breslow in the original principal amount of $300,000.
10.58	Demand Promissory Note dated May 20, 2011 by and between the Company and Warren Breslow in the original principal amount of $200,000.
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

Date: July 15, 2011

By:    /s/ Melvin Gagerman

Melvin Gagerman

Chief Financial Officer

(Principal Financial and Accounting Officer

and Duly Authorized Officer)