Form 10-Q
period 2011-08-31
AURA SYSTEMS INC
filed 2011-10-17
CIK 826253

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended.................................................August 31, 2011
OR

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

Large Accelerated Filer 	Accelerated Filer 
Non-accelerated filer 	Smaller Reporting Company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  No [x]

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  No

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Class	Outstanding September 30, 2011

Common Stock, par value $0.0001 per share	70,143,542 shares

AURA SYSTEMS, INC.

AURA SYSTEMS, INC.
QUARTER ENDED AUGUST 31, 2011

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

AURA SYSTEMS, INC.
BALANCE SHEETS
AS OF AUGUST 31,2011 AND FEBRUARY 28, 2011
(Unaudited)

	2011	2011
ASSETS
Current assets:
Cash and cash equivalents	$53,300	$104,815
Accounts receivable, net of allowance for doubtful accounts of $59,070 at August 31 and February 28, 2011, respectively	481,919	296,297
Inventory - current	1,000,000	1,000,000
Other current assets	691,952	450,843
Total current assets	2,227,171	1,851,955

Property, plant, and equipment, net	288,666	380,842
Inventory, non-current, net of allowance for obsolete inventory of $1,989,671 and $2,106,391 at August 31 and February 28, 2011, respectively	2,089,276	2,274,013
Total assets	$4,605,113	$4,506,810

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$1,507,832	$1,945,372
Accrued expenses	1,235,995	2,632,856
Customer advances	95,212	336,308
Notes payable	87,500	82,500
Convertible notes payable	90,000	290,000
Notes payable and accrued interest- related party	11,627,517	10,148,352
Total current liabilities	14,644,056	15,435,388

Convertible note payable	-	500,000

Total liabilities	14,644,056	15,935,388

Commitments and contingencies	-	-

Stockholders' deficit :
Common stock, $0.0001par value; 75,000,000 and 75,000,000 shares authorized at August 31 and February 28, 2011; 69,983,542 and 60,720,956 issued and outstanding at August 31 and February 28, 2011	6,998	6,072
Additional paid-in capital	389,035,294	379,819,510
Accumulated deficit	(399,081,235)	(391,254,160)
Total stockholders' deficit	(10,038,943)	(11,428,578)
Total liabilities and stockholders' deficit	$4,605,113	$4,506,810

See accompanying notes to these Unaudited condensed financial statements.

AURA SYSTEMS, INC.
CONDENSED STATEMENTS OF OPERATIONS
THREE AND SIX MONTHS ENDED AUGUST 31, 2011 AND 2010
(Unaudited)

	Three Months		Six Months
	2011	2010	2011	2010
Net Revenues	$615,599	$997,479	$1,566,770	$1,585,467

Cost of goods sold	333,168	483,713	656,146	783,847

Gross Profit	282,431	513,766	910,624	801,620

Expenses
Engineering, research and development expenses	382,371	350,965	655,780	812,655
Selling, general and administrative expenses	5,697,564	2,704,020	7,859,639	5,076,049
Total costs and expenses	6,079,935	3,054,985	8,515,419	5,888,704

Loss from operations	(5,797,504)	(2,541,219)	(7,604,795)	(5,087,084)

Other (income) and expense
Interest expense, net	243,483	238,095	503,986	458,621
(Gain) loss on settlement of debt	(241,619)	-	(266,754)	57,032
Other (income) expense, net	900	-	(14,952)	4,303
Total other (income) expense	2,764	238,095	222,280	519,956
Net Loss	$(5,800,268)	$(2,779,314)	$(7,827,075)	$(5,607,040)

Total basic and diluted loss per share	$(0.09)	$(0.05)	$(0.13)	$(0.10)
Weighted average shares used to compute basic and diluted income (loss) per share	64,196,117	54,597,759	62,699,227	53,955,156

See accompanying notes to these Unaudited condensed financial statements.

AURA SYSTEMS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED AUGUST 31, 2011 AND 2010

(Unaudited)

2011	2010
Cash flow from operating activities:
Net Loss	$(7,827,075)	$(5,607,040)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	92,176	93,366
Amortization of debt discount	-	72,000
Loss(Gain) on settlement of debt	(266,754)	57,032
Provision for inventory obsolescence	(116,720)	-
Stock options and warrants expense	3,512,127	86,281
Stock issued for services	-	776,000
(Increase) decrease in: Accounts receivable	(185,622)	(353,826)
Inventory	301,457	60,893
Other current assets and deposit	133,891	(50,525)
Increase (decrease) in:
Accounts payable, customer deposit and accrued expenses	1,326,985	1,095,199
Net cash used in operations	(3,029,535)	(3,770,620)

Cash flow from investing activities:
Acquisition of plant and equipment	-	(9,599)

Cash flow from financing activities:
Issuance of common stock	1,221,020	470,925
Proceeds from notes payable	1,787,000	2,610,000
Repayments of notes payable	(30,000)	(50,000	)-
Proceeds from stock to be issued	-	704,000

Net cash provided by financing activities:	2,978,020	3,734,925

Net increase (decrease) in cash & cash equivalents	(51,515)	(45,294)

Cash and cash equivalents at beginning of period	104,815	45,294

Cash and cash equivalents at end of period	$53,300	$-

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$8,761	$9,862
Income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

During the six months ended August 31, 2011, $1,513,841 of notes payable and accrued interest were converted into 2,227,612 shares of common stock, $599,492 of accounts payable was settled with 908,593 shares of common stock, $2,259,865 of accrued and unpaid compensation was converted into 3,042,199 shares of common stock, 433,333 shares of common stock were issued as a finder fee and 500,000 shares of common stock were issued for consulting contracts valued at $375,000.

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

These statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended February 28, 2011. The Company follows the same accounting policies in preparation of interim reports. Results of operations for the interim periods are not indicative of annual results.

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

We recognize revenue for product sales upon shipment and when title is transferred to the customer. When the Company performs the installation of the product, revenue and cost of sales are recognized when the installation is complete. We have in the past earned a portion of our revenues from license fees and recorded those fees as income when we fulfilled our obligations under the particular agreement.

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

Cash and Cash Equivalents

Cash and equivalents include cash on hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.  We maintain cash deposits at a bank located in California.  Deposits at this bank are insured by the Federal Deposit Insurance Corporation up to $250,000. We periodically have cash in bank in excess of FDIC insurance limits. We have not experienced any losses in such accounts and believe we are not exposed to any significant risk on cash and cash equivalents.

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

Inventories

Inventories are valued at the lower of cost (first-in, first-out) or market, on a standard cost basis.  We review the components of inventory on a regular basis for excess or obsolete inventory based on estimated future usage and sales.  As further described in Note 3, due to continuing lower than projected sales, we are holding inventories in excess of what we expect to sell in the next fiscal year. As of August 31, 2011 and February 28, 2011, $2,089,276, and $2,274,013 respectively, of inventories are classified as long-term assets.

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

We have significant income tax net operating losses; however, due to the uncertainty of the realize-ability of the related deferred tax asset and other deferred tax assets, a valuation allowance equal to the amount of deferred tax assets has been established at August 31, 2011 and February 28, 2011.

The impact of an uncertain tax position on the income tax return are recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. At August 31, 2011 and February 28, 2011, we had no unrecognized tax benefits.

Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of August 31, 2011 and February 28, 2011, we have no accrued interest and penalties related to uncertain tax positions.

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

Recently Issued Accounting Pronouncements

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”). In accordance with ASU 2011-05, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. ASU 2011-05 does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011. We are currently evaluating the impact of this standard on our consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS” (“ASU 2011-04”). The amendments in ASU 2011-04 result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. Consequently, ASU 2011-04 changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend for the amendments in ASU 2011-04 to result in a change in the application of the requirements in Topic 820. ASU 2011-04 is effective prospectively for interim and annual reporting periods beginning after December 15, 2011. This ASU will become effective for the company beginning in the quarter ended January 31, 2012 and we do not expect an impact on our consolidated financial statements.

Reclassifications

Certain reclassifications have been made to the 2010 financial statements to conform to the 2011 presentation.

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  During the six-months ended August 31, 2011 and August 31, 2010, the Company incurred losses of $7,827,075 and $5,607,040, respectively and had negative cash flows from operating activities of $3,029,535 and $3,770,620, respectively.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to increase profitability from operations, obtain financing, and succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts or classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern:

During the next twelve months we intend to continue to expand our AuraGen/Viper business both domestically and internationally. There are four major components necessary to execute a significantly expanding business; (i) augmentation of management and staff, (ii) customers (iii) facilities and equipment, and (iv) working capital.

Over the next 12 months, we plan to add quality assurance and quality control staff, a number of mechanical, electrical and test engineers and some support staff.  We also plan to augment our management team by hiring a chief operating officer and a chief financial officer as well as a few program managers. We also plan to expand our board from five members to seven with the additional members to be outside independent members. We expect to start a search for a CEO as our current CEO indicated his plans to retire.

We are selling systems for all of the applications currently identified in our business model for fiscal 2012. In addition, we are also in the process of enhancing our product line to address an even larger market segment.  We currently provide 5 kW, 8.5 kW and 16 kW solutions and we plan to introduce during the next twelve months a 3 kW DC only solution, a 4kW AC solution, 10/20 kW solution (20 kW is a dual stacked system), 15/30 kW solution (30 kw dual stacked system) and a 60/120 kW 120kW is a dual stacked system) solutions.  While there can be no assurances given that we will complete all the developments described above and be able to commercialize them in the planned time, our business model for fiscal 2013 does not contemplate sales for any product not currently available.

NOTE 4 – INVENTORIES

Inventories, stated at the lower of cost (first in first out), or market consist of the following:

	August 31, 2011	February 28, 2011

Raw materials	$2,389,524	$2,394,502
Finished goods	2,689,423	2,985,902

	5,078,947	5,380,404
Reserve for potential product obsolescence	(1,856,313)	(1,991,241)

	3,222,634	3,389,163
Non-current portion	(2,089,276)	(2,274,013)
Discount on long term inventory	(133,358)	(115,150)

Current portion	$1,000,000	$1,000,000

We assessed the net realize-ability and the related potential obsolescence of inventory. In accordance with this assessment, management has recorded a reserve of $1,856,313 and $1,991,241 as of August 31 and February 28, 2011, respectively. Management has also recorded a discount on long term inventory of $133,358 and $115,150as ofAugust 31 and February 28, 2011, respectively.

NOTE 5 – OTHER ASSETS

Other assets of $691,952 and $450,843 are primarily comprised short term deposits of $561,280 and $376,666 as ofAugust 31 and February 28, 2011.

NOTE 6 – PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment as of August 31, 2011 and February 28, 2011 consist of the following:

	August 31, 2011	February 28, 2011

Machinery and equipment	$964,111	$964,111
Furniture and fixtures	163,302	163,302
Leasehold improvements	485,080	485,080
	1,612,493	1,612,493
Less accumulated depreciation	(1,323,827)	(1,231,651)
Property, plant and equipment, net	$288,666	$380,842

Depreciation expense was $92,176 and $93,366 for the six months ended August 31, 2011 and August 31, 2010, respectively.

NOTE 7 – NOTES PAYABLE

Notes payable as of August 31 and February 28, 2011 consist of the following:

	August 31, 2011	February 28, 2011

Demand note payable, at 10%	$87,500	$82,500
Convertible note payable, at 7%, convertible into common stock at $3 per share plus accrued interest, due in May 2013. This note was converted into 666,667 shares at face value plus $17,522 of accrued interest on August 31, 2011.	-	500,000
Convertible note payable, at 10%, convertible into common stock at $0.75 per share plus accrued interest, due in September2011. This note was converted into 325,612 shares at face value plus $40,953 of accrued interest as of August 31, 2011.	-	200,000
Convertible note payable, at 10%, convertible into common stock at $0.75 per share plus accrued interest, due in September2011.	90,000	90,000
	177,500	872,500

Less: Current portion	$177,500	$372,500

Long-term portion	$-	$500,000

NOTE 8 – NOTES PAYABLE – RELATED PARTY

Related party notes payable as of August 31 and February 28, 2011 consisted of the following:

	August 31, 2011	February 28, 2011

Demand note payable, at 10%, due on demand to a member of our board of directors.	$8,500,000	$8,500,000
Demand note payable, at 10%, due on demand to a member of our board of directors.	1,475,000	-
Convertible note payable, at 10%, convertible into common stock at $0.75 per share plus accrued interest, due on demand to our CEO. This note was converted into 540,661 shares at face value plus $45,496 of accrued interest as of August 31, 2011.	-	360,000
Convertible note payable, at 10%, convertible into common stock at $0.75 per share plus accrued interest, due on demand to our former president. This note was converted into 105,413 shares at face value plus $11,331of accrued interest as of August 31, 2011.	-	50,000
Accrued interest	1,652,517	1,238,352
	$11,627,517	$10,148,352

NOTE 9 - ACCRUED EXPENSES

Accrued expenses as of August 31 and February 28, 2011 consist of the following:

	August 31, 2011	February 28, 2011

Accrued payroll and related expenses	1,184,296	$2,520,107
Accrued interest	24,543	112,749
Other	27,156	-
Total	$1,235,995	$2,632,856

Accrued payroll and related expenses consists primarily of salaries accrued but not paid to certain employees due to our lack of financial resources. As of August 31 and February 28, 2011, these amounts total $904,201 and $1,889,420, respectively. Also included in this amount is accrued vacation expense of $232,968 and $584,065atAugust 31 and February 28, 2011, respectively.

NOTE 10–SHAREHOLDERS’ EQUITY

Common Stock

During the six months ended August 31, 2011, we issued 2,150,849 shares of Common Stock for cash consideration of $1,221,020. We also issued 2,227,612 shares of Common Stock for the conversion of $1,513,841 of notes payable and accrued interest, 500,000 shares of Common Stock for services to be rendered in the amount of $375,000, 908,593 shares of Common Stock in satisfaction of $599,492 of accounts payable, and 3,042,199 shares of Common Stock in satisfaction of accrued and unpaid compensation.

During the six months ended August 31, 2010, we issued 757,130 shares of Common Stock for cash consideration of $470,925. We also issued 235,000 shares of Common Stock for the conversion of $124,978 of notes payable and accrued interest, 1,043,384 shares of Common Stock for services valued at $776,000, and 215,063 shares of  Common Stock for the settlement of $160,990 of accounts payable.

Employee Stock Options

During the six months ended August 31, 2011, the Company granted 1,319,000 options to certain employees.  These options vest over three years, have an exercise price of $1.00, and have a five year life.  The grant date fair value of these options amounted to $503,933 which was calculated using the Black-Scholes option pricing model with the following assumptions:  risk free rate of return of 1.12%, volatility of 78.99%, a dividend yield of 0%, and an expected life of 5 years.

In September, 2006, our Board of Directors adopted the 2006 Employee Stock Option Plan. Activity in this plan is as follows:

	2006 Plan

	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Number of Options
Outstanding, February 28, 2011	$0.75	$0.00	5,304,500
Granted	$0.75-$1.00	$0.00	1,319,000
Cancelled	$0.75	$0.00	(207,278)
Outstanding, August 31, 2011	$0.75-$1.00	$0.00	6,416,222

The exercise prices for the options outstanding at August 31, 2011, and information relating to these options is as follows:

Options Outstanding				Exercisable Options
Range of Exercise Price	Number	Weighted Average Remaining Life	Weighted Average Exercise Price	Weighted Average Remaining Life	Number	Weighted Average Exercise Price
$0.75-$1.00	6,416,222	3.4 years	$0.80	3.1 years	4,861,649	$0.76

Warrants

Activity in issued and outstanding warrants is as follows:

	Number of Shares	Exercise Prices
Outstanding, February 28, 2011	8,688,576	$0.75-$4.00
Granted	16,877,787	$1.00-$1.50
Expired	(40,000)	$1.00
Outstanding, August 31, 2011	25,526,363	$0.75-$1.50

During the six months ended August 31, 2011, the Company granted 9,000,000 warrants to certain employees & directors.  These warrants vest immediately, have an exercise price of $1.00, and have a five year life.  The grant date fair value of these warrants amounted to $3,412,173 which was calculated using the Black-Scholes option pricing model with the following assumptions:  risk free rate of return of 0.98%, volatility of 78.99%, a dividend yield of 0%, and an expected life of 5 years.

The exercise prices for the warrants outstanding at August 31, 2011, and information relating to these warrants is as follows:

Range of Exercise Prices	Stock Warrants Outstanding	Stock Warrants Exercisable	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price of Warrants Outstanding	Weighted-Average Exercise Price of Warrants Exercisable	Intrinsic Value
$1.00	16,722,787	8,872,787	59 months	$1.00	$1.00	$0.00
$1.50	155,000	155,000	55 months	$1.50	$1.50	$0.00
$0.75-1.50	2,693,286	2,693,286	41 months	$0.90	$0.90	$0.00
$0.75-1.25	1,314,710	1,314,710	35 months	$1.25	$1.25	$0.00
$1.50	1,900,000	1,900,000	34 months	$1.50	$1.50	$0.00
$1.00-$4.00	1,934,991	1,934,991	8 months	$3.90	$3.90	$0.00
$4.00	805,589	805,589	5 months	$4.00	$4.00	$0.00
	25,526,363	17,676,363

NOTE 11 –INCOME TAXES

The Company did not record any federal income tax expense due to the net loss for the six-months ended August 31, 2011 and 2010. Total provision for income taxes as of August 31, 2011 and 2010 is as follows:

	August 31, 2011	August 31, 2010
Current:
Federal	$-	$-
State	800	800

Total	800	800

Deferred
Federal	-	-
State	-	-

Total	-	-
Total Income Tax Provision
	$800	$800

The actual tax benefit differs from the expected tax benefit computed by applying the statutory United States corporate tax rate of 34% to loss before income taxes as follows for the six-months ended August 31, 2011 and 2010:

	August 31, 2011	August 31, 2010

Tax benefit at statutory rate	(34%)	(34%)
State tax net of deferred benefit	(4%)	(4%)
Option expense	15%	1%
Other	1%	1%
Change in valuation allowance	22%	36%
	-%	-%

The following table summarizes the significant components of our deferred tax asset at August 31, 2011 and February 28, 2011:

	2011	2010
Deferred tax asset
Primarily relating to net operating loss carry-forwards, but also reserves for inventory and accounts receivable, stock-based compensation and other	$111,000,000	$110,000,000
Valuation allowance	(111,000,000)	(110,000,000)
Net deferred tax asset	$-	$-

We recorded an allowance of 100% for deferred tax assets due to the uncertainty of its realization.

At August 31, 2011, we had operating loss carry-forwards of approximately $333,000,000 for federal purposes, which expire through 2025, and $61,000,000 for state purposes, which expire through 2017.

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

Total net revenues from customer geographical segments are as follows for the six months ended August 31, 2011 and 2010:

	2011	2010

United States	$1,073,437	$833,593
Canada	393,554	430,786
Europe	52,524	6,580
Asia	29,487	307,008
Other	17,768	7,500
Total	$1,566,770	$1,585,467

NOTE 13 – SIGNIFICANT CUSTOMERS

In the six months ended August 31, 2011, we sold AuraGen related products to three significant customers whose sales comprised 35%, 24% and 21% of net sales, respectively. Net accounts receivable from these customers at August 31, 2011 were $9,548, $229,890 and $144,853 respectively. These customers are not related to or affiliated with us. In the six months ended August 31, 2010, we sold AuraGen related products to three significant customers whose sales comprised 26%, 22% and 19% of net sales, respectively.  These customers are not related to or affiliated with us.

NOTE 14 – SUBSEQUENT EVENTS

Subsequent to the end of the quarter, we entered into a Securities Purchase Agreement whereby we issued Senior Secured Convertible Notes in the aggregate original principal amount of $3,675,000.

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

Our financial statements included in this report have been prepared on the assumption that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, as a result of our losses from operations, there is substantial doubt about our ability to continue as a going concern. Our independent auditors, in their report on the Company’s financial statements for the year ended February 28, 2011 expressed substantial doubt about the Company’s ability to continue as a going concern.   The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that August result from our possible inability to continue as a going concern.

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

Valuation of Long-Lived Assets

Long-lived assets, consisting primarily of property and equipment, and patents and trademarks, comprise a portion of our total assets.  Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying values August not be recoverable. Recoverability of assets is measured by a comparison of the carrying value of an asset to the future net cash flows expected to be generated by those assets. Net cash flows are estimated based on expectations as to the realize-ability of the asset. Factors that could trigger a review include significant changes in the manner of an asset’s use or our overall strategy.

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

Results of Operations

Six months FY 2012 compared to six months FY 2011

Net revenues for the six months ended August 31, 2011 (the “Six Months FY2012”) decreased $18,697 to $1,566,770, from $1,585,467 in the six months ended August 31, 2010 (the “Six Months FY2011”), a decrease of 1%. Our customers typically order on an as needed basis and therefore our sales can fluctuate substantially between periods based on our customers’ needs at a given time.

Cost of goods decreased $127,701 to $656,146 in the Six Months FY2012, from $783,847 in the Six Months FY2011, a decrease of 16%. Cost of goods can vary at a different rate than our sales as a result of the mix of the different systems that are sold. Typically, 8kW systems carry a higher gross margin than 5kW systems, so our cost of sales and resulting gross margin is affected by the sales in each category.

Engineering, research and development expenses decreased $156,875 (19%) to $655,780 in the Six Months FY2012 from $812,655 in the Six Months FY2011. While the Company intends to increase expenditures in this area in the future, financial constraints have prevented us from doing so in the past. We have begun, in the current quarter, to modestly increase these expenses.

Selling, general and administrative expenses increased $2,783,590 (55%) to $7,859,639 in the Six Months FY2012 from $5,076,049 in the Six Months FY2011.    The increase is primarily attributable to non-cash charges of $3,512,127 for stock options and warrants issued to employees and board members in the current year, partially offset by the expense associated with stock issued for the payment of services relating to marketing and investor relations of  in the prior year.

Net interest expense in the Six Months FY2012 increased $45,365 (10%) to $503,986 from $458,621 in the Six Months FY2011 as a result of our increased debt levels, primarily the 10% demand note from a member of our Board of Directors, which has increased from $8,500,000 at February 28, 2011 to $9,975,000 at August 31, 2011.

Our net loss for the Six Months FY2012 increased $2,220,035 (40%) to $7,827,075 from $5,607,040 in the Six Months FY2011 primarily as a result of the non-cash charge for the amortization of expenses associated with the employee stock option plan in the current year, partially offset by a reduction in the other expenses noted above.

Three months ended August 31, 2011 compared to three months ended August 31, 2010

Net revenues for the three months ended August 31, 2011 (the “Second Quarter FY2012”) decreased $381,880 to $615,599 from $997,479 in the three months ended August 31, 2010 (the “Second Quarter FY2011”), a decrease of 38%. The decrease is primarily attributable to a decrease in sales to two customers. These customers are ongoing customers, but do not order on a regular basis.

Cost of goods decreased $150,545 (31%) to $333,168 in the Second Quarter FY2012 from $483,713 in the Second Quarter FY2011. The decrease in cost of goods is primarily a result of the decrease in sales, combined with the differences in gross margins between the 8kW and 5kW systems.

Engineering, research and development expenses increased $31,406 (9%) to $382,371 in the Second Quarter FY2012 from $350,965 in the Second Quarter FY 2011. These expenses have decreased substantially in prior periods, but we are now beginning to increase these expenses and expect to continue to increase them in the upcoming year.

Selling, general and administrative expense increased $2,993,544 (111%) to $5,697,564 in the Second Quarter FY2012 from $2,704,020 in the Second Quarter FY2011. The increase is primarily attributable to non-cash charges of $3,467,945 for employee stock options in the current year, partially offset by the expense associated with stock issued for the payment of services relating to marketing and investor relations of  in the prior year

Net interest expense in the Second Quarter FY2012 increased $5,388 (10%) to $243,483 from $238,095 in the Second Quarter FY2011 as a result of our increased debt levels, primarily our 10% demand note payable to a member of our Board of Directors.

Our net loss for the Second Quarter FY2012 increased $3,020,954 to $5,800,268 from $2,779,314 in the Second Quarter FY2011, primarily as a result of the increased charges associated with the employee stock option plan.

Liquidity and Capital Resources

We had cash of approximately $53,000 and $105,000 as of August 31, 2011, and February 28, 2011, respectively.  We had a working capital deficit at August 31, 2011, and February 28, 2011 of $12,416,885 and $13,583,433, respectively. The working capital deficit includes notes payable and accrued interest to related parties of $11,627,517 and $10,148,352 as of August 31 and February 28, 2011, respectively, including a convertible note payable of $360,000 to our CEO at February 28, 2011.  As of August 31, 2011, we had accounts receivable, net of allowance for doubtful accounts, of $481,919 compared to $296,297 as of February 28, 2011.

Net cash used in operations for the six months ended August 31, 2011, was $3,029,535, a decrease of $741,085 from the comparable period in the prior fiscal year. Net cash provided by financing activities during the six months ended August 31, 2011, was $2,978,020, resulting from net proceeds from notes payable of $1,757,000, along with proceeds from the sale of Common Stock totaling $1,221,020.

There were no acquisitions of property and equipment in the six months FY 2012, compared to acquisitions totaling $9,599 in the six months FY2011.

Accrued expenses as of August 31, 2011 decreased $1,396,861 to $1,235,995 from $2,632,856 as of February 28, 2011. Approximately $800,000 of accrued expenses is salaries accrued but unpaid to certain employees due to a lack of resources, and approximately $230,000 is accrued but unused vacation time earned by employees. Of the $800,000 in unpaid salaries at August 31, 2011, approximately $270,000 was paid subsequent to the end of the quarter.

Net proceeds from the issuance of debt totaled $1,757,000 in the six months FY 2012, compared with $2,560,000 in the six months FY 2011. Included in the debt proceeds of $1,757,000 in the six months of FY2012 is a total of $1,475,000 from a member of our Board of Directors. As of October 10, 2011, the total amount owing this board member is $9,475,000 plus accrued interest of approximately $1,750,000. If the Board member were to demand repayment, we do not currently have the resources to make the payment.

The Company had a deficit of $10,038,943 in shareholders’ equity as of August 31, 2011, compared to $11,428,578 as of February 28, 2011. The deficit includes approximately $11.95 million of non-cash expenses resulting from charges for stock option and warrant expense for fiscal years 2008 throughthe first six months of fiscal year 2012.

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

Capital Transactions

During the quarter ended August 31, 2011, we issued 1,177,516 shares of Common Stock for cash consideration of $652,020, with 155,000 warrants attached at an exercise price of $1.50. We also issued 978,757 shares of Common Stock for the conversion of $646,450 of notes payable and accrued interest, 500,000 shares of Common Stock for services to be rendered in the amount of $375,000, 8,593 shares of Common Stock in satisfaction of $4,726 of accounts payable, and 579,115 shares of Common Stock in satisfaction of $412,551 of accrued and unpaid employee compensation.

During the quarter ended August 31, 2010, we issued 757,130 shares of Common Stock for cash consideration of $470,925. We also issued 235,000 shares of Common Stock for the conversion of $124,978 of notes payable and accrued interest. We also issued 643,384 shares of Common Stock for services valued at $468,000.

Inventories

Inventories consist primarily of components and completed units of the Company’s AuraGen® product.

Early in our AuraGen® program, we determined it was most cost-effective to outsource production of components and subassemblies to volume-oriented manufacturers, rather than produce these parts in house. As a result of this decision, and based on then anticipated sales, we purchased, prior to fiscal 2001, a substantial inventory of components at volume prices, most of which was then assembled into finished AuraGen® units. Since sales did not meet such expectations, we have been selling product from this inventory for several years. Management has analyzed its inventories based on its current business plan, current potential orders for future delivery, and pending proposals with prospective customers and has determined we do not expect to realize all of its inventories within the next year. The net inventories as of August 31 and February 28, 2011, which are not expected to be realized within a 12-month period have been reclassified as long term.

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

ITEM 4T.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit, is recorded, processed, summarized and reported, within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.   Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures and have concluded, as of August 31, 2011, that they were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended August 31, 2011, which have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended August 31, 2011, we issued 2,150,849 shares of Common Stock for cash consideration of $1,221,020. We also issued 2,227,612 shares of Common Stock for the conversion of $1,513,841 of notes payable and accrued interest, 500,000 shares of Common Stock for services to be rendered in the amount of $375,000, 908,593 shares of Common Stock in satisfaction of $599,492 of accounts payable, and 3,042,199 shares of Common Stock in satisfaction of accrued and unpaid compensation.

All of the sales of unregistered securities are believed to be exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 as these offerings were a private placement to a limited number of qualified investors without public solicitation or advertising.

ITEM 6.  Exhibits

10.59	Demand Promissory Note dated July 25, 2011 by and between the Company and Warren Breslow in the original principal amount of $250,000.
10.60	Demand Promissory Note dated August 4, 2011 by and between the Company and Warren Breslow in the original principal amount of $100,000.
10.61	Demand Promissory Note dated August 12, 2011 by and between the Company and Warren Breslow in the original principal amount of $225,000.
10.62	Demand Promissory Note dated August 25, 2011 by and between the Company and Warren Breslow in the original principal amount of $250,000.
31.1             Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.
31.2             Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.
32.1             Certification of CEO and CFO Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to § 906 of theSarbanes-Oxley Act of 2002.

101.INS                        XBRL Instance Document

101.SCH  XBRL Schema Document

101.CAL  XBRL Calculation Linkbase Document

101.LAB  Label Linkbase Document

101.PRE  Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                  AURA SYSTEMS, INC.

                  (Registrant)

Date: October 17, 2011

By:    /s/ Melvin Gagerman

Melvin Gagerman

Chief Financial Officer

(Principal Financial and Accounting Officer

and Duly Authorized Officer)