Form 10-Q
period 2011-11-30
AURA SYSTEMS INC
filed 2012-01-17
CIK 826253

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended.................................................November 30, 2011
OR

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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Class	Outstanding December 31, 2011

Common Stock, par value $0.0001 per share	71,845,208 shares

AURA SYSTEMS, INC.

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AURA SYSTEMS, INC.
CONDENSED BALANCE SHEETS
AS OF NOVEMBER 30, 2011 AND FEBRUARY 28, 2011
(Unaudited)

	November 30	February 28
ASSETS
Current assets:
Cash and cash equivalents	$146,257	$104,815
Accounts receivable, net of allowance for doubtful accounts of $59,070 at November 30, 2011 and February 28, 2011, respectively	546,984	296,297
Inventory - current	1,000,000	1,000,000
Other current assets	650,743	450,843
Total current assets	2,343,984	1,851,955

Property, plant, and equipment, net	243,402	380,842
Inventory, non-current, net of allowance for obsolete inventory of $1,952,282 and $2,106,391 at November 30, 2011 and February 28, 2011, respectively	2,032,979	2,274,013
Total assets	$4,620,365	$4,506,810

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$624,706	$1,945,372
Accrued expenses	905,065	2,632,856
Customer advances	77,872	336,308
Notes payable	-	82,500
Convertible notes payable	333,213	290,000
Notes payable and accrued interest- related party	11,367,506	10,148,352
Total current liabilities	13,308,362	15,435,388

Convertible notes payable	238,010	500,000

Total liabilities	13,546,372	15,935,388

Commitments and contingencies	-	-

Stockholders' deficit :
Common stock, $0.0001 par value; 150,000,000 and 75,000,000 shares authorized at November 30, 2011 and February 28, 2011; 71,445,208 and 60,720,956 shares issued and outstanding at November 30, 2011 and February 28, 2011	7,144	6,072
Additional paid-in capital	393,420,722	379,819,510
Accumulated deficit	(402,353,873)	(391,254,160)
Total stockholders' deficit	(8,926,007)	(11,428,578)
Total liabilities and stockholders' deficit	$4,620,365	$4,506,810

See accompanying notes to these Unaudited condensed financial statements.

AURA SYSTEMS, INC.
CONDENSED STATEMENTS OF OPERATIONS
THREE AND NINE MONTHS ENDED NOVEMBER 30, 2011 AND 2010
(Unaudited)

	Three Months		Nine Months
	2011	2010	2011	2010
Net Revenues	$527,185	$1,250,255	$2,093,955	$2,835,722

Cost of goods sold	341,802	698,517	997,948	1,482,364

Gross Profit	185,383	551,738	1,096,007	1,353,358

Expenses
Engineering, research and development expenses	337,631	472,045	993,411	1,284,700
Selling, general and administrative expenses	2,895,689	2,121,240	10,755,327	7,197,289
Total costs and expenses	3,233,320	2,593,285	11,748,738	8,481,989

Loss from operations	(3,047,937)	(2,041,547)	(10,652,731)	(7,128,631)

Other income and (expense)
Interest expense, net	(672,372)	(211,663)	(1,176,358)	(670,284)
Gain(Loss) on settlement of debt	447,585	-	714,340	(57,032)
Other income (expense), net	85	(826)	15,036	(5,129)
Total other income (expense)	(224,702)	(212,489)	(446,982)	(732,445)
Net Loss	$(3,272,639)	$(2,254,036)	$(11,099,713)	$(7,861,076)

Total basic and diluted loss per share	$(0.05)	$(0.04)	$(0.17)	$(0.14)
Weighted average shares used to compute basic and diluted income (loss) per share*	70,131,472	56,123,980	66,621,897	54,672,840

*Basic and diluted weighted average number of shares outstanding are equivalent because the effect of potential dilutive securities is anti-dilutive.

See accompanying notes to these un-audited condensed financial statements.

AURA SYSTEMS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED NOVEMBER 30, 2011 AND 2010
(Unaudited)

	2011	2010
Cash flow from operating activities:
Net Loss	$(11,099,713)	$(7,861,076)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	137,440	140,083
Amortization of debt discount	366,830	72,000
(Gain) loss on settlement of debt	(714,340)	57,032
Provision for inventory obsolescence	(154,109)	-
Amortization	266,135	-
Stock options and warrants expense	3,750,513	128,999
Stock issued for services	510,000	803,000
Beneficial conversion feature on convertible debt	70,641	-
(Increase) decrease in:
Accounts receivable	(250,687)	(392,415)
Inventory	395,143	143,164
Other current assets and deposit	(33,326)	36,268
Cash overdraft	-	67,393
Accounts payable, customer deposit and accrued expenses	763,895	2,210,963
Net cash used in operations	(5,991,578)	(4,594,589)

Investing activities:
Acquisition of plant and equipment	-	(9,599)

Financing activities:
Issuance of common stock	1,453,520	1,453,894
Proceeds from stock to be issued	-	50,000
Proceeds from notes payable, net	3,604,500	145,000
Proceeds from notes payable, related party, net	975,000	2,910,000

Net cash provided by financing activities	6,033,020	4,558,894

Net increase (decrease) in cash & cash equivalents	41,442	(45,294)

Cash and cash equivalents at beginning of period	104,815	45,294

Cash and cash equivalents at end of period	$146,257	$-

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$60,136	$17,562

Supplemental disclosure of non-cash investing and financing activities:

During the nine months ended November 30, 2011, $1,515,960 of notes payable and accrued interest were converted into 2,227,612 shares of common stock, $599,492 of accounts payable was settled with 908,593 shares of common stock, 3,042,199 shares of common stock were issued in settlement of accrued and unpaid compensation of $2,259,865 and 1,225,000 shares of common stock were issued for services rendered valued at $885,000.

See accompanying notes to these Unaudited condensed financial statements.

AURA SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - ACCOUNTING POLICIES

Accounting principles

In the opinion of management, the accompanying balance sheets and related interim statements of income and comprehensive income, and cash flows include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the Company’s 2011 Form 10-K filed on June 14, 2011 with the U.S. Securities and Exchange Commission.

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

Recently Issued Accounting Pronouncements

In December 2011, the FASB issued guidance on offsetting (netting) assets and liabilities. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The new guidance is effective for annual periods beginning after January 1, 2013.

In September 2011, the FASB issued guidance on testing goodwill for impairment. The new guidance provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines that this is the case, it is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit (if any). If an entity determines that the fair value of a reporting unit is less than its carrying amount, the two-step goodwill impairment test is not required. The new guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted.

In June 2011, the FASB issued guidance on presentation of comprehensive income. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. Instead, an entity will be required to present either a continuous statement of net income and other comprehensive income or in two separate but consecutive statements. The new guidance is effective for annual periods beginning after December 15, 2011. In December 2011, the FASB issued a deferral of certain portion of this guidance.

In May 2011, the FASB issued guidance to amend the accounting and disclosure requirements on fair value measurements. The new guidance limits the highest-and-best-use measure to nonfinancial assets, permits certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured at a net basis, and provides guidance on the applicability of premiums and discounts. Additionally, the new guidance expands the disclosures on Level 3 inputs by requiring quantitative disclosure of the unobservable inputs and assumptions, as well as description of the valuation processes and the sensitivity of the fair value to changes in unobservable inputs. The new guidance is effective for annual periods beginning after December 15, 2011.

Reclassifications

Certain reclassifications have been made to the comparative financial statements to conform to the current period presentation.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  During the nine-months ended November 30, 2011 and November 30, 2010, the Company incurred losses of $11,099,713 and $7,861,076, respectively and had negative cash flows from operating activities of $5,991,578 and $4,594,589, respectively.

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

NOTE 3 – INVENTORIES

Inventories, stated at the lower of cost (first in first out), or market consisted of the following:

	November 30, 2011	February 28, 2011

Raw materials	$2,373,318	$2,394,502
Finished goods	2,611,942	2,985,902
	4,985,260	5,380,404
Reserve for potential product obsolescence	(1,822,517)	(1,991,241)
	3,162,743	3,389,163
Non-current portion	(2,032,979)	(2,274,013)
Discount on long term inventory	(129,764)	(115,150)
Current portion	$1,000,000	$1,000,000

We assessed the net realize-ability and the related potential obsolescence of inventory. In accordance with this assessment, management has recorded a reserve of $1,822,517 and $1,991,241 as of November 30 and February 28, 2011, respectively. Management has also recorded a discount on long term inventory of $129,764 and $115,150 as of November 30, 2011 and February 28, 2011, respectively.

NOTE 4 – OTHER CURRENT ASSETS

Other assets of $650,743 and $450,843 are primarily comprised short term deposits of $448,537 and $376,666 as of November 30, 2011 and February 28, 2011.

NOTE 5 – PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consisted of the following:

	November 30, 2011	February 28, 2011

Machinery and equipment	$964,111	$964,111
Furniture and fixtures	163,302	163,302
Leasehold improvements	485,080	485,080
	1,612,493	1,612,493
Less accumulated depreciation	(1,369,091)	(1,231,651)
Property, plant and equipment, net	$243,402	$380,842

Depreciation expense was $137,440 and $140,083 for the nine months ended November 30, 2011 and November 30, 2010, respectively.

NOTE 6 – NOTES PAYABLE

Notes payable consisted of the following:

	November 30, 2011	February 28, 2011

Demand note payable, at 10%	$-	$82,500
Convertible note payable, at 7%, convertible into common stock at $3 per share plus accrued interest, due in May 2013. This note was converted into 666,667 shares at face value plus $17,522 of accrued interest on November 30, 2011.	-	500,000
Convertible note payable, at 10%, convertible into common stock at $0.75 per share plus accrued interest, due in September2011. This note was converted into 325,612 shares at face value plus $40,953 of accrued interest as of November 30, 2011.	-	200,000
Convertible note payable, at 10%, convertible into common stock at $0.75 per share plus accrued interest, due in September 2011.	-	90,000
Senior secured convertible note dated September 23, 2011, due March 23, 2013, with 12 monthly payments commencing April 23, 2012 of $306,250 per month. The notes have a stated interest rate of 0%, with prepaid interest of $175,000. Balance net of Beneficial Conversion Feature at September 30, 2011	571,223	-
	571,223	872,500

Less: Current portion	$333,213	$372,500

Long-term portion	$238,010	$500,000

CONVERTIBLE DEBT

On September 23, 2011, Aura Systems, Inc. entered into a purchase agreement to sell convertible notes with a total principal value of $3,675,000 and warrants to purchase shares of common stock to investment fund managed by MDB Capital Group.  The notes have a 1.5 year maturity date and are convertible into shares of common stock at the initial conversion price of $0.75 per share.  The warrants entitle the investors to acquire 4,900,000 & 490,000 shares of common stock and have an initial exercise price of $1 &$0.75 per share, respectively and have a 5 year term. The proceeds of the Convertible note were allocated  between the warrants and convertible note per ASC 470-20. The company recorded $175,000 as a discount(prepaid interest), $1,006,482 as capitalized financing cost  and a discount of $1,790,482 on shares to be issued upon conversion of the note into equity. This discount(prepaid interest), capitalized finance cost and discount will be amortized over the life of the note.

NOTE 7 – NOTES PAYABLE – RELATED PARTY

Related party notes payable consisted of the following:

	November 30, 2011	February 28, 2011

Demand note payable, at 10%, due on demand to a member of our board of directors.	$8,500,000	$8,500,000
Demand note payable, at 10%, due on demand to a member of our board of directors.	975,000	-
Convertible note payable, at 10%, convertible into common stock at $0.75 per share plus accrued interest, due on demand to our CEO. This note was converted into 540,661 shares at face value plus $45,496 of accrued interest as of November 30, 2011.	-	360,000
Convertible note payable, at 10%, convertible into common stock at $0.75 per share plus accrued interest, due on demand to our former president. This note was converted into 105,413 shares at face value plus $11,331of accrued interest as of November 30, 2011.	-	50,000
Accrued interest	1,892,506	1,238,352
	$11,367,506	$10,148,352

NOTE 8 - ACCRUED EXPENSES

Accrued expenses consisted of the following:

	November 30, 2011	February 28, 2011

Accrued payroll and related expenses	$861,740	$2,520,107
Accrued interest	-	112,749
Other	43,325	-
Total	$905,065	$2,632,856

Accrued payroll and related expenses consisted primarily of salaries accrued but not paid to certain employees. As of November 30, 2011 and February 28, 2011, these amounts total $524,989 and $1,889,420, respectively. Also included in this amount is accrued vacation expense of $243,948 and $584,065 at November 30, 2011 and February 28, 2011, respectively.

NOTE 9–SHAREHOLDERS’ EQUITY

Common Stock

During the nine months ended November 30, 2011, we issued 2,460,849 shares of Common Stock for cash consideration of $1,453,520. We also issued 2,227,612 shares of Common Stock for the conversion of $1,515,960 of notes payable and accrued interest, 1,225,000 shares of Common Stock for services to be rendered in the amount of $885,000, 908,593 shares of Common Stock in satisfaction of $599,492 of accounts payable, 859,999 shares as finders fees, and 3,042,199 shares of Common Stock in satisfaction of $2,259,865 of accrued and unpaid compensation.

During the nine months ended November 30, 2010, we issued 2,700,766 shares of Common Stock for cash consideration of $1,453,894. We also issued 338,408 shares of Common Stock for the conversion of $181,852 of notes payable and accrued interest, 1,093,384 shares of Common Stock for investor relations services, marketing services, and finders fees related to financing, valued at $803,000, and 367,619 shares of  Common Stock for the settlement of $270,029 of accounts payable. We also received $50,000 for 100,000 shares which were issued subsequent to the quarter end and are recorded as shares to be issued.

Employee Stock Options

During the nine months ended November 30, 2011, the Company granted 1,319,000 options to certain employees.  These options vest over three years, have an exercise price of $1.00, and have a five year life.  The grant date fair value of these options amounted to $503,933 which was calculated using the Black-Scholes option pricing model with the following assumptions:  risk free rate of return of 1.12%, volatility of 78.99%, a dividend yield of 0%, and an expected life of 5 years.

In September, 2006, our Board of Directors adopted the 2006 Employee Stock Option Plan. Activity in this plan is as follows:

	2006 Plan

	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Number of Options
Outstanding, February 28, 2011	$0.75	$0.00	5,304,500
Granted	$0.75-$1.00	$0.00	1,319,000
Cancelled	$0.75	$0.00	(207,278)
Outstanding, November 30, 2011	$0.75-$1.00	$0.00	6,416,222

The exercise prices for the options outstanding at November 30, 2011, and information relating to these options is as follows:

Options Outstanding				Exercisable Options
Range of Exercise Price	Number	Weighted Average Remaining Life	Weighted Average Exercise Price	Weighted Average Remaining Life	Number	Weighted Average Exercise Price
$0.75-$1.00	6,416,222	3.1 years	$0.80	2.8 years	5,000,305	$0.76

Warrants

Activity in issued and outstanding warrants is as follows:

	Number of Shares	Exercise Prices
Outstanding, February 28, 2011	8,688,576	$0.75-$4.00
Granted	23,102,787	$1.00-$1.50
Expired	(275,808)	$1.00-$4.00
Outstanding, November 30, 2011	31,515,555	$0.75-$4.00

During the nine months ended November 30, 2011, the Company granted 9,400,000 warrants to certain employees & directors.  These warrants vest immediately, have an exercise price of $1.00, and have a five year life.  The grant date fair value of these warrants amounted to $3,562,578 which was calculated using the Black-Scholes option pricing model with the following assumptions:

Stock Warrants Granted	Risk free rate of return	Volatility	Dividend Yield	Expected Life

9,000,000	0.98%	78.99%	0%	5 years
400,00	0.625%	78.83%	0%	5 years

The exercise prices for the warrants outstanding at November 30, 2011, and information relating to these warrants is as follows:

Range of Exercise Prices	Stock Warrants Outstanding	Stock Warrants Exercisable	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price of Warrants Outstanding	Weighted-Average Exercise Price of Warrants Exercisable	Intrinsic Value
$1.00	6,225,000	5,825,000	58 months	$1.00	$1.00	$0.00
$1.00	16,722,787	8,872,787	56 months	$1.00	$1.00	$0.00
$1.50	155,000	155,000	52 months	$1.50	$1.50	$0.00
$0.75-1.50	2,693,286	2,693,286	38 months	$0.90	$0.90	$0.00
$0.75-1.25	1,314,710	1,314,710	32 months	$1.25	$1.25	$0.00
$1.50	1,900,000	1,900,000	31 months	$1.50	$1.50	$0.00
$1.00-$4.00	1,934,991	1,934,991	5 months	$3.90	$3.90	$0.00
$4.00	569,781	569,781	2 months	$4.00	$4.00	$0.00
	31,515,555	23,265,555

NOTE 10 –INCOME TAXES

Our effective tax rates were approximately 0.0% for the nine months ended November 30, 2011 and 2010. Our effective tax rate was lower than the U.S. federal statutory rate primarily due to the fact that we record a full valuation allowance against our deferred tax assets, which is primarily comprised of net operating losses.

NOTE 11 - SEGMENT INFORMATION

We are a United States based company providing advanced technology products to various industries. The principal markets for our products are North America, Europe, and Asia.  All of our operating long-lived assets are located in the United States. We operate in one segment.

Total net revenues from customer geographical segments is as follows:

	November 30, 2011	November 30, 2010

United States	$1,511,131	$2,083,848
Canada	467,184	430,786
Europe	59,247	6,580
Asia	34,725	307,008
Other	21,668	7,500
Total	$2,093,955	$2,835,722

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Concentration Risk

In the nine months ended November 30, 2011, we sold AuraGen related products to four significant customers whose sales comprised 35%, 33%, 25% and 15% of net sales, respectively. Net accounts receivable from these customers at November 30, 2011 were $47,936, $152,175, $155,035 and $21,843 respectively. These customers are not related to or affiliated with us. In the nine months ended November 30, 2010, we sold AuraGen related products to four significant customers whose sales comprised 26%, 24%, 19% and 11% of net sales, respectively.  These customers are not related to or affiliated with us.

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

Results of Operations

Three months ended November 30, 2011 compared to three months ended November 30, 2010

Net revenues for the three months ended November 30, 2011 (the “Third Quarter FY2012”) decreased $723,070 to $527,185 from $1,250,255 in the three months ended November 30, 2010 (the “Third Quarter FY2011”), a decrease of 58%. Subsequent to the end of the Third Quarter FY2012, an ongoing customer placed an order for approximately $610,000 to be delivered in the fourth quarter. This customer in the past has typically ordered for delivery in the third quarter, thereby accounting for most of the Third Quarter FY2012 sales decline. Our customers typically order on an as needed basis and therefore our sales can fluctuate substantially between periods based on our customers’ needs at a given time.

Cost of goods decreased $356,715 (51%) to $341,802 in the Third Quarter FY2012 from $698,517 in the Third Quarter FY2011. The decrease in cost of goods is primarily a result of the decrease in sales, combined with the differences in gross margins between the 8kW and 5kW systems.

Engineering, research and development expenses decreased $134,414 (28%) to $337,631 in the Third Quarter FY2012 from $472,045 in the Third Quarter FY 2011. We have continued to reduce our expenditures in this area due to our financial situation.

Selling, general and administrative expense increased $774,449 (37%) to $2,895,689 in the Third Quarter FY2012 from $2,121,040 in the Third Quarter FY2011. The increase is primarily attributable to an increase in non-cash charges of approximately $238,386 for employee stock options & warrants issued to employees & board members in the current year, an increase of approximately $213,000 in legal expenses primarily associated with our recently completed financing, approximately $60,000 associated with our recent shareholder meeting and approximately $275,000 for consulting services paid for in stock.

 Net interest expense in the Third Quarter FY2012 increased $460,710 (218%) to $672,373 from $211,663 in the Third Quarter FY2011 as a result of our increased debt levels, primarily our 10% demand note payable to a member of our Board of Directors, and the amortization of the debt discount & warrant expense of $366,830 & beneficial conversion feature expense of $70,641 on the financing completed in the third quarter.

Our net loss for the Third Quarter FY2012 increased $1,018,603 to $3,272,639 from $2,254,036 in the Third Quarter FY2011, primarily as a result of the increased legal, shareholder meeting, stock option and consulting expenses noted above, partially offset by the decrease in engineering, research and development expenses, and the increase in the interest expense noted above.

Nine months FY 2012 compared to nine months FY 2011

Net revenues for the nine months ended November 30, 2011 (the “Nine Months FY2012”) decreased $741,767 to $2,093,955, from $2,835,722 in the nine months ended November 30, 2010 (the “Nine Months FY2011”), a decrease of 26%. Subsequent to the end of the Nine Months FY2012, an ongoing customer placed an order for approximately $610,000 to be delivered in the fourth quarter. This customer in the past has typically ordered for delivery in the third quarter. Our customers typically order on an as needed basis and therefore our sales can fluctuate substantially between periods based on our customers’ needs at a given time.

Cost of goods decreased $484,416 to $997,948 in the Nine Months FY2012, from $1,482,364 in the Nine Months FY2011, a decrease of 33%, as a result of the decrease in sales. Cost of goods can vary at a different rate than our sales as a result of the mix of the different systems that are sold. Typically, 8kW systems and component parts carry a higher gross margin than 5kW systems, so our cost of sales and resulting gross margin is affected by the sales in each category.

Engineering, research and development expenses decreased $291,289 (23%) to $993,411 in the Nine Months FY2012 from $1,284,700 in the Nine Months FY2011. We have continued to reduce our expenditures in this area due to our financial situation.

Selling, general and administrative expenses increased $3,558,038 (49%) to $10,755,327 in the Nine Months FY2012 from $7,197,289 in the Nine Months FY2011.    The increase is primarily attributable to non-cash charges of $3,750,513 for stock options and warrants issued to employees and board members in the current year,  increased legal expenses of approximately $141,000 related primarily to our recently completed financing, partially offset by a reduction of approximately $135,000 in marketing and investor relations expenses.

Net interest expense in the Nine Months FY2012 increased $506,074 (76%) to $1,176,358 from $670,284 in the Nine Months FY2011 as a result of our increased debt levels, primarily the 10% demand note from a member of our Board of Directors, which has increased from $8,500,000 at February 28, 2011 to $9,975,000 at November 30, 2011, and the amortization of the debt discount & warrant expense of $366,830 & beneficial conversion feature expense of $70,641 on the financing completed in the third quarter.

Our net loss for the Nine Months FY2012 increased $3,238,637 (41%) to $11,099,713 from $7,861,076 in the Nine Months FY2011 primarily as a result of the increase in  non-cash charges for the amortization of expenses associated with the employee stock option plan in the current year, increased legal expenses noted above,  partially offset by a reduction in marketing and investor relations and engineering, research and development  expenses noted above, and the increased interest expense noted above.

Liquidity and Capital Resources

We had cash of approximately $146,000 and $105,000 as of November 30, 2011, and February 28, 2011, respectively.  We had a working capital deficit at November 30, 2011, and February 28, 2011 of $10,964,378 and $13,583,433, respectively. The working capital deficit includes notes payable and accrued interest to related parties of $11,367,506 and $10,148,352 as of November 30 and February 28, 2011, respectively, including a convertible note payable of $360,000 to our CEO at February 28, 2011.  As of November 30, 2011, we had accounts receivable, net of allowance for doubtful accounts, of $546,984 compared to $296,297 as of February 28, 2011.

Net cash used in operations for the nine months ended November 30, 2011, was $5,991,578, an increase of $1,396,989 from the comparable period in the prior fiscal year. Net cash provided by financing activities during the nine months ended November 30, 2011, was $6,033,020, resulting from net proceeds from notes payable of $4,579,500, along with proceeds from the sale of Common Stock totaling $1,453,520.

There were no acquisitions of property and equipment in the nine months FY 2012, compared to acquisitions totaling $9,599 in the nine months FY2011.

Accrued expenses as of November 30, 2011 decreased $1,727,791 to $905,065 from $2,632,856 as of February 28, 2011. Approximately $525,000 of accrued expenses is salaries accrued but unpaid to certain ex-employees due to a lack of resources, and approximately $240,000 is accrued but unused vacation time earned by employees.

Net proceeds from the issuance of debt totaled $4,579,500 in the nine months FY 2012, compared with $3,055,000 in the nine months FY 2011. Included in the debt proceeds of $4,579,500 in the nine months of FY2012 is a total of $975,000 from a member of our Board of Directors. As of December 31, 2011, the total amount owing this board member is $9,725,000 plus accrued interest of approximately $2,150,000. If the Board member were to demand repayment, we do not currently have the resources to make the payment.

The Company had a deficit of $8,926,007 in shareholders’ equity as of November 30, 2011, compared to $11,428,578 as of February 28, 2011. The deficit includes approximately $12.1 million of non-cash expenses resulting from charges for stock option and warrant expense for fiscal years 2008 through the first nine months of fiscal year 2012.

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

Capital Transactions

During the quarter ended November 30, 2011, we issued 310,000 shares of Common Stock for cash consideration of $232,500, with 310,000 warrants attached at an exercise price of $1.00-$1.25. We also issued 725,000 shares of Common Stock for services to be rendered in the amount of $510,000, and 426,666 shares of Common Stock as finders fees with 490,000 warrants attached at an exercise price of $0.75.

During the quarter ended November 30, 2010, we issued 635,636 shares of Common Stock for cash consideration of $328,969. We also issued 103,408 shares of Common Stock for the conversion of $56,874 of notes payable and accrued interest, 50,000 shares of common stock as finders fees, and 132,556 shares of  Common Stock for the settlement of $89,040 of accounts payable.

Inventories

Inventories consist primarily of components and completed units of the Company’s AuraGen® product.

Early in our AuraGen® program, we determined it was most cost-effective to outsource production of components and subassemblies to volume-oriented manufacturers, rather than produce these parts in house. As a result of this decision, and based on then anticipated sales, we purchased, prior to fiscal 2001, a substantial inventory of components at volume prices, most of which was then assembled into finished AuraGen® units. Since sales did not meet such expectations, we have been selling product from this inventory for several years. Management has analyzed its inventories based on its current business plan, current potential orders for future delivery, and pending proposals with prospective customers and has determined we do not expect to realize all of its inventories within the next year. The net inventories as of November 30 and February 28, 2011, which are not expected to be realized within a 12-month period have been reclassified as long term.

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

ITEM 4T.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit, is recorded, processed, summarized and reported, within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.   Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures and have concluded, as of November 30, 2011, that they were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended November 30, 2011, which have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended November 30, 2011, we issued 2,460,849 shares of Common Stock for cash consideration of $1,453,520. We also issued 2,227,612 shares of Common Stock for the conversion of $1,515,960 of notes payable and accrued interest, 1,225,000 shares of Common Stock for services to be rendered in the amount of $885,000, 908,593 shares of Common Stock in satisfaction of $599,492 of accounts payable, 859,999 shares as finders fees, and 3,042,199 shares of Common Stock in satisfaction of $2,259,865 of accrued and unpaid compensation.

All of the sales of unregistered securities are believed to be exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 as these offerings were a private placement to a limited number of qualified investors without public solicitation or advertising.

ITEM 6.  Exhibits

10.63	Demand Promissory Note dated September 16, 2011 by and between the Company and Warren Breslow in the original principal amount of $250,000.
10.64	Demand Promissory Note dated September 23, 2011 by and between the Company and Warren Breslow in the original principal amount of $250,000.
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

101.DEF Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                  AURA SYSTEMS, INC.

                  (Registrant)

Date: January 17, 2012

By:    /s/ Melvin Gagerman

Melvin Gagerman

Chief Financial Officer

(Principal Financial and Accounting Officer

and Duly Authorized Officer)