Form 10-K
period 2012-02-29
AURA SYSTEMS INC
filed 2012-05-29
CIK 826253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

[Ö ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended.................................................February 29, 2012
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
Yes☐  No ☒

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes☒  No ☐

On August 31, 2011 the aggregate market value of the voting stock held by non-affiliates of the Registrant was $48,288,644. The aggregate market value has been computed by reference to the last sale price of the stock on August 31, 2011.

On May 24, 2011, the Registrant had 72,292,669 shares of common stock outstanding.

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

PART I

ITEM 1. BUSINESS

Introduction

We design, assemble, test and sell our proprietary and patented Axial Flux induction machine (“AF”) known as the AuraGen® for industrial and commercial applications and VIPER for military applications. Our patented system when applied as a generator uses the engine of a vehicle or any other prime mover to create mechanical energy and the AuraGen converts the mechanical energy to electric power. Our patented control system is used to deliver such power to the user. When used as an electric motor, our system delivers mechanical power used to drive mechanical devices.

Traditional induction machines are generally Radial Flux (“RF”) machines and are the workhorse of industry due to their robustness, attractive cost, and easy control; however, they are relatively heavy and bulky.  Axial flux induction machines on the other hand, have all of the advantages of the radial flux machines but with the advantage of higher energy density resulting in smaller, lighter machines with equivalent performance.  Unlike the permanent magnet (“PM”) machines, induction machines do not use any permanent magnets and therefore the controller can change the B fields since generally B is proportionate to the voltage divided by the frequency (V/f). It is generally accepted that for PM machines, as machine size grows, the magnetic losses increase proportionately and partial load efficiency drops. With induction machines, as the machine size grows, losses do not necessarily grow. Induction drives could offer an advantage when high-performance is desired; the peak efficiency will be somewhat lower than with PM machines, but average efficiency may actually be better.

The history of electric motors reveals that the earliest machines were in fact axial flux machines. However after the first radial flux machines were demonstrated in the early 1900’s, such machines were accepted as mainstream configuration. The reason for shelving the axial flux machines were multifold and can be summarized as follows: (i) strong axial magnetic attraction force between the stator and the rotor, (ii) fabrication difficulties such as cutting the slots in laminated cores, (iii) high cost involved in manufacturing the laminated stator core, (iv) difficulties in assembling the machine and keeping a uniform air gap and (v) providing a laminated rotor that can stand the large centrifugal forces.

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

The issues dealing with the fabrication difficulties and the high cost involved in manufacturing of the laminated stator cores have been resolved years ago by Aura Systems using a technique involving punching the slots while rolling the steel.  This approach creates a continuous punched steel ribbon at a cost that is lower than the traditional punched laminates because less material is wasted.   The equipment required uses a closed loop control system that controls a   precision step-motor and a punching press.  The manufacturing processes is fully proven with thousands of units delivered by Aura Systems over the last 10 years on machines in the 5-16 kW.  There are no technical showstoppers to use the same techniques for any size machines.

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

The AuraGen® /VIPER system is composed of three primary subsystems (i) the patented axial flux design alternator, (ii) the electronic control unit (“ECU”) and (iii) mounting kit that is a mechanical interface between the alternator and the prime mover.   The architecture of our patented ECU is designed to separate the power generation from the power user, thus creating a flexible system that can support multi voltages simultaneously.  The system architecture is based on having a direct current (“DC”) power bus that is used to excite the alternator and also to collect energy from the alternator.  The user loads are supported from the power bus and not directly from the alternator. This immediately leads to a load following design where the demand on the alternator at any moment in time is equal to the demanded user load (up to the maximum alternator power capabilities).   In addition the output power is constructed from the power bus with either a PWM based inverter for alternating current “(AC”) output, and or, a unique patented bi direction power supply (“BDPS”) that acts as a DC to DC converter to provide different DC voltages as an output.  The BDPS provides the capability of adding power to the bus from a DC source such as batteries whenever sudden spikes or demands occur.  The BDPS also provides the seamless transition to maintain the power bus when the prime mover is turned off (batteries are used to support the power bus).

After a lengthy development period we began commercializing the AuraGen® in late 1999 and 2000.  Our first commercial product was a 5,000-watt 120/240V AC machine, in 2001; we added an 8,000-watt configuration and also introduced the BDPS that allowed us to provide simultaneously an AC/DC solution. In fiscal 2008, we introduced a system that generates up to 16,000-watts of continuous power by combining two 8,000 watts systems (dual system) and in fiscal 2010 we introduced the TanGen system that combines two 8,000 watts systems on a single output shaft (two rotors on a single shaft). We are currently developing a 30,000-watt system consisting of two rotors on a single shaft (each one with 15,000 watts capability) at the end of the fiscal 2012 we demonstrated the 15,000 watts generator hardware and expect to complete the integration of the system with the electronic controller by the middle of fiscal 2013.  By the end of fiscal 21012 we also demonstrated a prototype smaller unit that generates approximately 3,000 watts and we expect production units for this smaller units before the end of the fiscal 2013.

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

Business arrangements

Over the last several years we entered into a number of agreements for some specific applications of our power solution. The current key agreements are with (i) Zanotti SpA for transport refrigeration, (ii) Seokmun Inc. for both commercial and military applications in South Korea, (iii) Funpos Inc. for all applications in Israel, (iv) Fait Holding Ltd. for applications in France and Indonesia, and (vi) Industrias Kirkwood in Mexico. We recently entered into a distribution agreement with Neva Marine for Turkey and with Atlantis Marine for the U.K. We terminated our relationship with WePower (vertical wind turbines) in May 2011, by mutual agreement between the parties.

In March 2010 we entered into a strategic alliance with Zanotti refrigeration.  Zanotti is a 50-year-old Italian company specializing in refrigeration for the food industry with distribution in over 70 countries. The strategic alliance consists of Zanotti providing to Aura all-electric transport refrigeration systems that will support midsize trucks (20,000 BTU/hr), “pup” trailers (30,000 BTU/hr) and refrigeration trailers (50,000 BTU/hr).  All of Zanotti’s North America dealers (currently approximately 70) will provide service and installation for Aura’s all-electric transport refrigeration solution (“AETRU”).  The alliance calls for Aura to exclusively use only Zanotti’s refrigeration systems for all new transport refrigeration systems and any available transport refrigeration for retrofits..  For the last few year the parties have worked closely to develop a complete all-electric solution for transport refrigeration.  The all-electric solution has been undergoing extensive integration and tests to ensure reliability under severe winter and summer conditions.  After extensive engineering efforts the AuraGen electronic controller is now integrated with the transport refrigeration system and is housed in the same location as the refrigeration.  The engineering activities and extensive testing has delayed marketing and sales.  We expect sales to start in the second quarter of fiscal 2013.

In the middle of fiscal 2009, we introduced the concept of an all-electric Transport Refrigeration Unit (“TRU”) for mid size trucks. At the time, Aura used a refrigeration system provided by Dimplex, a very large refrigeration company that provides stationary coolers and refrigeration.  After fielding numerous units with a variety of users, the concept and value proposition were completely proven and validated.  The system eliminates the traditional small diesel engine used to run the refrigeration system, resulting in significantly reduced fuel usage and a significant reduction of NOx and PM emissions associated with small diesel engines used for transport refrigeration. Unfortunately, while the AuraGen/Dimplex solution was designed to operate in the harsh environment encountered on trucks, the Dimplex refrigeration solution was not geared for transport applications and thus we terminated our relationship with Dimplex and entered into a strategic alliance with Zanotti, a company specializing in transport refrigeration (see above).

Seokmun Inc., a South Korean company, has been Aura’s distributor for military applications since 2006 and recently became our commercial distributor in South Korea.  Seokmun, in 2007 won a 10-year program from the Korean Army to deliver 1,000 AuraGen VIPERs (100 per year).  To date Aura has delivered approximately 420 such systems and will deliver the next 100 systems later this year.  In addition Seokmun was instrumental in winning a number of other South Korean military contracts for a total of 2,137 systems that include 600 of the systems that are yet to be delivered against the original 1,000-unit award in 2007.  The current systems for the South Korean army are to be delivered approximately over the next 5 years; In addition there are numerous other VIPER programs currently under consideration by the South Korean military.

Funpos Inc., an Israeli company, is our agent for Israel.  Currently we are pursuing a number of worldwide opportunities through major Israeli defense companies such as Kinetics, Tadiran, Beth-El and Plasan.  Kinetics is working with us to incorporate the VIPER into a number of their APUs to be sold to numerous customers both inside and outside Israel. Tadiran is exploring the possibilities of using 3 VIPER systems in a very special APU being designed for both the Singaporean and Israeli militaries. Beth-El, a world leader in biological chemical and nuclear warfare is designing numerous filter systems that require transportable power with the VIPER system for applications in numerous countries.  Plasan is exploring the possibilities of using the VIPER in numerous vehicle applications as well as in conjunction with their new APU under development. We are bidding on numerous contracts directly with the IDF.  We started shipping small quantities of systems to Israel during fiscal 2012 and expect increases in deliveries throughout fiscal 2013.

We are also delivered in fiscal 2012 our first units to the U.K. Royal Navy and the Singapore Navy.  We expect increase deliveries to both during fiscal 2013.

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

Currently we are delivering power solutions for three continuous power levels, (a) 5,000 watts AC/DC, (b) 8,000 watts AC/DC and (c) 16,000 watts AC/DC.  We are also under contract with the U.S. Army to develop a 30,000-watt solution (expected to be completed by the middle of fiscal 2013).  All the AC power is pure sine wave with total harmonic distortion of less than 2.1% and is available in both 120 VAC and or 240 VAC.  In addition, the power generated on all models can be partitioned to provide simultaneous AC and 14 or 28 volts of DC or only DC, if required by the user.  The AuraGen power levels can be generated as the prime mover speed varies from idle to maximum rated speed. The VIPER (the military version of the AuraGen® system) includes as an option a complete power management system which (i) monitors in real time the batteries’ voltage and temperature, (ii) provides a partition of the power between AC and DC simultaneously with the ability to be programmed from all AC to all DC, (iii) monitors the RPM of the generator, (iv) monitors the temperatures of the generator and the ECU, (v) monitors the raw power generated, (vi) monitors both the AC and DC loads as to voltage and current, (vii) provides programming of load prioritization and load shedding, and (viii) monitors the voltage of the internal 400VDC bus.

Mobile and Remote (not power grid connected) Power Industry

The mobile and remote power generation market is large and growing. There are four basic market segments (i) military, (ii) stationary but remote commercial/industrial, (iii) mobile industrial/commercial, and (iv)Hybrid and electric vehicles. The military market place is also divided between mobile and stationary applications.

According to the U.S. Census Bureau, in 2007 the U.S. motor and generator industry, for larger than one horsepower applications, recorded more than $9.5 billion in sales (U.S Census Bureau Industry Statistical Sampler).

One of the fastest growing segments in the military market place is On-Board-Exportable-Power (OBEP), that is, electric power on vehicles that can be used to support other than vehicle functions.  The driver for the increase demand for on board power are numerous advance weapon systems as well as increase in C4I functions. Currently, most on board power is provided by APUs that are (i) large fuel users, (ii) bulky, (iii) heavy and (iv) require constant maintenance. Militaries all over the world are seeking more efficient integrated power solutions for their vehicles.

Similar to the military demands, the commercial and industrial market also requires on board power to support modern computers, digital sensors and instruments as well as electrical driven tools.  Current automotive alternators cannot supply the existing demanded power and thus the common solution is the use of APUs.  These APUs are environmentally unfriendly, heavy users of fuel, heavy, bulky and require constant maintenance and scheduled service.  Vehicles used in the telecommunications, utilities, public works, construction, catering, oil and gas industries, emergency/rescue, and recreational vehicles rely heavily on mobile power for their daily work.

Hybrid and electric vehicles by their nature require significant amounts of on board power to charge batteries as well as to operate electric motors. In 2010 approximately 274,210 hybrid vehicles were sold in the U.S(www.afdc.energy.gov/afdc/data/docs/hev_sales.xls)

In addition to vehicle related applications, other stationary applications require a solution that converts mechanical energy into electrical energy.  According to Market Research News May 24, 2011 “In 2009, nearly 9.3 million generators were sold globally for residential applications. Supported by a recovery in the global economy, worldwide residential engine-generator unit sales are expected to grow by 7% per year to nearly 13 million units in 2014”.

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

•
Fuel Cells. Fuel cells are solid-state devices that produce electricity by combining a fuel containing hydrogen with oxygen. They have a wide range of applications and can be used in place of the internal combustion engine and traditional lead-acid and lithium-ion batteries.  The most widely deployed fuel cells cost about $3,000 per kilowatt.

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

Inverters-There are many inverter manufacturers; some of the better-known ones are, Trace Engineering, Vanner, and Xentrex.  The pricing of industrial grade sine wave inverters is, approximately $700-$850 per kilowatt plus the cost of a high output alternator ($1,000) and a good throttle controller ($250-$500).

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

Fuel Cells-Fuel cells are solid-state, devices that produce electricity by combining a fuel containing hydrogen with oxygen. They have a wide range of applications, and can be used in place of the internal combustion engine and traditional lead-acid and lithium-ion batteries.   So why aren't fuel cells being installed everywhere?   The most widely deployed fuel cells cost about $3,000 per kilowatt.

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

[Missing Graphic Reference]
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

Because of our limited financial and staff resources, we have focused our sales and marketing activities to a few industrial and military segments.  In particular, our military focus is on selling to users, including the U.S. Coast Guard (the “USCG”), U.S. Special ops, U.S.N, U.S.A, as well as the South Korean military.  We are in the process of selling to the Israeli defense contractors, the U.K Royal Navy and the Singapore Navy.

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

We are currently under contract to deliver 2,137 systems to the South Korean military (included in the 2137 systems are approximately 600 systems yet to be delivered under the 2007 1,000 system contract.  All 2,137 systems are to be delivered approximately over the next 5 years.  We are also pursuing a number of additional opportunities with the South Korean military.

We have a number of opportunities through Israel with (i) Beth-El, (ii) Kinetics, (iii) Plasan, and the (iv) IDF directly.  In addition there are some smaller opportunities with Tadiran and other defense contractors in Israel.   In addition to the opportunities in Israel we also are exploring opportunities in the UK, Turkey and France.

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

(iv) Another important part of our marketing model is a focus on hybrid and electrical automotive applications.  We have delivered approximately 800 machines to Azure Dynamics in support of their hybrid programs in the past.

Facilities, Manufacturing Process and Suppliers

Our facilities consist of approximately 55,000 square feet in El Segundo, California and 8,000 square feet in McDonough Georgia. The El Segundo facilities consist of two buildings (approximately 27,500 sq ft each), one that is currently being used for assembly and testing using components that are produced by various suppliers and the other is used for general offices, engineering and warehousing.   The Georgia facility is used for installation and service. Since December 2007, we have been on a month-to-month lease in the assembly and testing building, and for the second building we entered into a 5-year lease in May 2008.  The combined rent for both El Segundo facilities is approximately $55,000 per month.  The rent in McDonough is approximately $4,000 per month. While we had anticipated the consolidation of our two El Segundo facilities during fiscal 2012 into the general office end engineering building, a lack of resources prevented us from doing so.  We now expect to find a new facility that will allow us to consolidate both El Segundo facilities in the coming year as our lease on the current facilities terminate in May 2013.  The new facility is expected to be approximately 50,000 square feet and should be sufficient for our near term anticipated needs.

As we are depleting our current inventory of parts, components and subassemblies we will need to renew contracts with such manufacturers or locate other suitable manufacturers. Since we emerged from our Chapter 11 reorganization in January 2006, we have renewed our relationships with a number of our old suppliers and are developing relationships with others.  To ensure quality and reliability in the field, we use highly qualified suppliers, the majority of which are ISO 9002 compliant.

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

We have an exclusive distribution agreement with Seokmun Inc. in Korea for military and commercial applications.  We have an exclusive distribution agreement with Funpos Inc. for all applications in Israel.  We have an exclusive distribution with Fait Holding Ltd. for all applications in France and Indonesia.  We have an exclusive distribution agreement with Industrias Kirkwood for Mexico. We recently entered into an exclusive distribution agreement in Turkey with Neva Marine, are also currently negotiating with a number of other entities for distribution agreements in different parts of the globe.  We entered into an agreement with Zanotti for the sale and distribution of our All-Electric Transport Refrigeration Unit (“ALTRU”).

We sell our generator for hybrid applications through an OEM arrangement with Azure Dynamics.  We are currently exploring other OEM arrangements for a variety of applications.

Research and Development

We believe that ongoing research and development is important to the success of our product in order to utilize the most recent technology, to develop additional products and additional uses for existing products, to stay current with changes in vehicle manufacture and design and to maintain an ongoing advantage over potential competition. Our engineering, research and development costs for fiscal 2012 decreased to approximately $1.3 million from $1.7 million in fiscal 2011, due to our lack of resources to fund the planned increases. However, our research and development is planned to increase in fiscal 2013 to approximately $2.6 million.

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

Employees

As of May 10, 2012, we employed 58 persons, of which all are full time. We are not a party to any collective bargaining agreements.

Significant Customers

During the year ended February 29, 2012, we conducted business with four major customers whose sales comprised 23.9%, 20.6%, 18.5% and 11.3% of net sales, respectively. As of February 29, 2012, these customers accounted for 75.8% of net accounts receivable. During the year ended February 28, 2011, we conducted business with four major customers whose sales comprised 21.9%, 20.3%, 19% and 14.4% of net sales, respectively. As of February 28, 2011, these customers accounted for 79% of net accounts receivable.  .

Backlog

As of May 31, 2012 we have a hard backlog of approximately $17.5 million consisting of the following elements:(i) South Korean Military approximately $13.5 million (on going business), (ii) U.S. military approximately $3.5 million (on going business), and (iii) Misc. applications of approximately $500,000.  Zanotti in the US, to date has not purchased the required minimum in order to keep its exclusivity and we are currently negotiating modifications to the agreement as such we are not including any transport refrigeration units in the backlog.

Approximately $2.0 million of the U.S. military backlog is scheduled for delivery after fiscal 2013, and is subject to cancellation or renegotiation at the convenience of the U.S. government.  The South Korean backlog is to be delivered over approximately 5 years.

As of May 11, 2011, we had a backlog of approximately $16.5 million (not counting $16 million from Zanotti) consisting of (i) $5.5 from the Korean military, (ii) $5.5 from the US military, (iii) $1.5 for hybrid application, and (iv) approximately $16 million from an agreement with Zanotti, (v) $3.5 million from WePower for wind turbine applications and (vi) $500,000 from misc. users. Approximately $3.0 million of the US military backlog is scheduled for delivery after fiscal 2010 and is subject to cancellation or renegotiation at the convenience of the U.S. government.  WePower’s wind turbine business slowed down significantly as a result of the economy and the lack of government subsidies.  The Company terminated the agreements with WePower as described above in the section “Business Agreements”.

ITEM 1A. Risk Factors

Risk Factors Relating to Our Business

We have a history of losses and we may not be profitable in any future period.

In each fiscal year since our organization in 1987 we have not made an operating profit. We have an accumulated deficit in excess of $405 million from our inception through February 29, 2012. Since emerging from bankruptcy in January 2006, we have incurred approximately $61 million in losses. We cannot assure you that we will be able to achieve or maintain profitability or positive cash flow.

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

 As of the date of this report, our corporate charter currently authorizes our Board of Directors to issue up to 150,000,000 shares of common stock, of which 72,292,669 shares were outstanding as of May 10, 2012. The power of the Board of Directors to issue authorized shares of common stock is generally not subject to stockholder  approval  under  Delaware  state law,  the state of our corporate organization. Any additional issuance of our common stock may have the effect of further diluting the equity interest of stockholders, and such dilution could be substantial.

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

As of May 10, 2012, we had outstanding 36,904,555 options and warrants to purchase our common stock at exercise prices ranging between $.75 and $4.00. If those option and warrant holders exercise these securities, we will be obligated to issue additional shares of common stock at the stated exercise price.  As of May 10, 2012, the closing price of our common stock was $0.466 per share.  The existence of such rights to acquire common stock at fixed prices may prove a hindrance to our efforts to raise future equity funding, and the exercise of such rights will dilute the percentage ownership interest of our stockholders and may dilute the value of their ownership. Future sale of shares issuable on the exercise of outstanding warrants and options at fixed prices below prevailing market prices, or expectations of such sales, could adversely affect the prevailing market price of our common stock, particularly since such warrants or options may be exercised at a fixed price and resold. Further, the holders of the outstanding warrants may exercise them at a time when we would otherwise be able to obtain additional equity capital on terms more favorable to us.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Our facilities consist of approximately 55,000 square feet in El Segundo, California and 8,000 square feet in McDonough Georgia. The El Segundo facilities consist of two buildings (approximately 27,500 sq ft each), one that is currently being used for assembly and testing using components that are produced by various suppliers and the other is used for general offices, engineering and warehousing.   The Georgia facility is used for installation and service. Since December 2007, we have been on a month-to-month lease in the assembly and testing building, and for the second building we entered into a 5-year lease in May 2008.  The combined rent for both El Segundo facilities is approximately $55,000 per month.  The rent in McDonough is approximately $4,000 per month.  While we had anticipated the consolidation of our two El Segundo facilities during fiscal 2012 into the general office end engineering building, a lack of resources prevented us from doing so.  We expect to find a new approximately 50,000 square feet facility and be able to complete the consolidation in the upcoming fiscal year. We feel this new facility will then be sufficient for our current and immediate needs.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any material pending legal proceedings.

ITEM 4.  Not Applicable

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

 Our shares are listed on the OTC Bulletin Board under the symbol “AUSI”. Set forth below are high and low bid prices for our common stock for each quarterly period in the two most recent fiscal years. Such quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not necessarily represent actual transactions in the common stock. We had 6,295 stockholders of record as May 24, 2012.

Period	High	Low
------	-----	-----
Fiscal 2010
First Quarter ended May 31, 2009	$1.25	$0.85
Second Quarter ended August 31, 2009	$1.05	$0.85
Third Quarter ended November 30, 2009	$0.90	$0.61
Fourth Quarter ended February 28, 2010	$0.95	$0.58

Fiscal 2012
First Quarter ended May 31, 2011	$0.80	$0.58
Second Quarter ended August 31, 2011	$0.75	$0.52
Third Quarter ended November 30, 2011	$1.09	$0.62
Fourth Quarter ended February 29, 2012	$0.72	$0.52

On May 24, 2012, the reported closing sales price for our common stock was $0.47.

Dividend Policy

We have not paid any dividends on our common stock and we do not anticipate paying any dividends on our common stock in the foreseeable future.

Sales of Unregistered Securities

In the year ended February 29, 2012, we issued 2,460,849 shares of common stock, with 1,288,333 five year warrants attached with exercise prices ranging from $0.50-$0.75, for cash proceeds of $1,453,520; 2,227,612 shares were issued upon the conversion of $1,515,960 of notes payable and accrued interest; 1,006,054 shares were issued in settlement of $656,999 of accounts payable; 2,484,999 shares were issued for marketing services, investor relation services and finders fees valued at $1,129,000; and 3,042,199 shares were issued to employees in lieu of $2,259,865 in unpaid salary. Funds raised were for general corporate working capital purposes. All such securities were issued and sold in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, and the certificates representing such securities contain a restrictive legend reflecting the limitations on future transfer of those securities. The offer and sale of these securities was made without public solicitation or advertising. The investors represented to us that they were knowledgeable and sophisticated, and were experienced in business and financial matters so as to be capable of evaluating an investment in our securities and were an “accredited investor” within the meaning of Regulation D promulgated under the Securities Act of 1933. Each of these investors was afforded full access to information regarding our business.

Repurchases of Equity Securities

We did not repurchase any shares of our common stock during the fourth quarter of fiscal 2012.

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

Overview

Our business is based on the exploitation of our patented mobile power solution known as the AuraGen for commercial and industrial applications and the VIPER for military applications. Our business model consists of three major components; (i) sales and marketing, (ii) engineering, and (iii) customer service and support.

(i) Sales and marketing -Our sales approach is composed of direct sales in North America and the use of agents and distributors for sales internationally.  In North America we are targeting four major business segments (a) Transport refrigeration, (b) U.S Military applications, (c) APUs and other applications and (d) Hybrid & Electric Automotive applications.

(a) Our sales and marketing approach for all-electric transport refrigeration is based on our strategic alliance with Zanotti and direct sales to major fleet owners of transport refrigeration.  We have prepared a presentation showing both the economic and social benefits of an all-electric solution as well as having a demo truck up fitted with the AuraGen power and the Zanotti refrigeration system to be used for customer demonstrations.  In addition we prepared a training class for Zanotti’s dealers to ensure proper installations of the AuraGen solution.  We have also set up a dedicated sales and service team for transport refrigeration. We originally expected sales to start at the second quarter of fiscal 2012, but due to delayed engineering developments and testing we now expect transport refrigeration sales to start in the second quarter of fiscal 2013 and to be a significant contributor to our annual revenues in fiscal 2013.

(b) Our business approach for the U.S military and other government agencies are based on working with a number of defense contractors for a number of upcoming bids and responding to specific RFQs released by different agencies. We constantly sell small quantities of the VIPER for Special Ops, and we are delivering monthly units to the U.S.C.G. under a multi-year contract.

(c) For APU applications we are working closely with an APU supplier to integrate our VIPER solution with their APU solution.  After a lengthy testing period the customer recently certified the VIPER for its applications and started delivering small quantities in the second quarter of our 2012 fiscal year and expect significant increases in fiscal 2013.

(d) For hybrid applications we are working closely with a power train OEM who is using our AuraGen alternator as a starter generator for hybrid van application.  Recently we have started working with another OEM for electric bus applications.  We delivered approximately 500 systems in fiscal 2012 and we expect completion of testing for school busses and start of system deliveries in the 3rd or 4th quarter of this fiscal 2013 year.

For international sales we have an exclusive distribution agreement with Seokmun Inc. for Korea, Funpos Inc. for Israel, Fait Holding Ltd. for France and Indonesia and Industrias Kirkwood for Mexico. We have an agreement with Zanotti of Italy for sale of electric systems for transport refrigeration in Europe.   We recently entered into agreements with Neva Marine in Turkey and Atlantis Marine in the U.K. agreements for the UK,

(ii)The second component of our business model is focused on the engineering support for the sales activities described above.  The engineering support consists of the introduction of new features for our AuraGen/VIPER solution such as higher power, different voltages, 3 phase options, shore power systems, higher current solutions as well as interface kits for different platforms. After a slow down in our engineering activities during the 2011 and 2012 fiscal year we expect an increase in engineering activities during the fiscal 2013-year.

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

Results of Operations

Fiscal 2012 compared to Fiscal 2011

Revenues

Net revenues in fiscal 2012 decreased $103,974 to $3,335,985 from $3,439,959 in fiscal 2011, a decrease of 3%. The decrease is primarily attributable to decreased sales to a single customer that purchased our 5kw generators as a stand alone product.

Cost of Goods

Cost of goods sold in fiscal 2012 decreased $325,308 to $1,772,155 from $2,097,463 in fiscal 2011. As a percentage of net revenues, cost of goods sold decreased to 53% in fiscal 2012 from 61% in fiscal 2011. The decrease is attributable to the decrease in sales and the variation in the mix of products sold. The decrease in sales to the single customer noted above improved our gross margin as the stand alone 5kw generator carries a lower gross margin than the 8kw and complete systems do.

Engineering, Research and Development

Engineering, research and development costs decreased $333,186 to $1,328,133 in fiscal 2012 from $1,661,319 in fiscal 2011. The decrease is attributable to a slight decrease in the number of employees resulting in lower payroll and payroll related costs, including a reduction of almost 50% in health insurance costs as employees paid a greater share of the premiums, which partially offset increased overall premiums. Additionally, the Company negotiated a lower rent on the production facility resulting in a reduced rent expense.

Selling, General and Administrative Expense

Selling, general and administrative expenses increased $3,234,767  to $13,059,291  in fiscal 2012 from $9,824,524 in fiscal 2011. The increase is primarily due to an increase in stock option compensation expense of $3,774,059, and an increase in legal expense primarily associated with our sale of convertible debt in the third quarter, partially  offset by a decrease in salaries due primarily to the resignation of our President in the current year, and a decrease in our rent expense. Stock option compensation expense included in selling, general and administrative expense increased to $3,774,059 in fiscal 2012 from $172,903 in fiscal 2011, an increase of $3,774,059, as a result of the non-cash charges for the issuance of employee stock options in the current year.

Non-Operating Income and Expenses

Net interest expense increased to $2,012,538 in fiscal 2012 from $918,301 in fiscal 2011. The increase is due primarily to increased interest expense on the debt owed to a board member and the amortization associated with the convertible debt issued to institutional investors in the third quarter.

Net Income/Loss

Our net loss in fiscal 2012 increased to $14,153,704 from $11,196,018 in fiscal 2011, an increase of$2,957,686. The increase is primarily a result of the increased stock option and warrant expense of $3,774,059 as noted above. After adjusting for the stock options and warrants issued through fiscal 2012 and fiscal 2011, the net loss in fiscal 2012 decreased by approximately $643,470 from the net loss of fiscal 2011.

Fiscal 2011 compared to Fiscal 2010

Revenues

Net revenues in fiscal 2011increased $225,167 to $3,439,959 from $3,214,792 in fiscal 2010, an increase of 7%. The increase is attributable to normal sales fluctuations period to period due to our relatively small sales volume and small customer base. Since our product is still relatively new in the marketplace and our customer base still consists in large part of potential customers that are testing our product or initially implementing it for only a portion of its potential application to them, our sales will vary based on our ability to attract new customers for new applications. The substantial general economic slowdown we have encountered in the past two years has made it more difficult to persuade potential customers to try a new product and therefore has resulted in our sales not increasing in the manner we had anticipated.  We expect that as the economy improves and general capital expenditures increase, we will be able to increase our sales at a greater rate.

Cost of Goods

Cost of goods sold in fiscal 2011 increased $352,356 to $2,097,463from $1,745,107 in fiscal 2010. As a percentage of net revenues, cost of goods sold increased to 61 % in fiscal 2011 from 54% in fiscal 2010. The increase is attributable to the variation in the mix of products sold. Refrigeration systems are comprised of a larger amount of non-Aura manufactured components, which carry a lower gross margin at the resale level. Additionally, sales of our basic 5kW generator to a single customer increased substantially in the current fiscal year, and carry a lower gross profit margin. In fiscal 2011 we scrapped $61,932 of inventory we deemed was no longer useable. This inventory had been previously reserved for and therefore there was no net effect on the cost of goods sold in the current year due to the scrapping of these items.

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

Liquidity and Capital Resources

In fiscal 2012, we incurred losses of $14.1 million and had negative cash flows from operations of $7.2 million. In order to fund our cash needs we raised $1.45 million from the sale of our stock in private placements. Additionally, during fiscal 2012, we received periodic advances from a Board member totaling $2.925 million. These advances carry an interest rate of 10% and are due on demand. During fiscal 2012 we repaid $1,000,000 of these advances.  As of February 29, 2012, the total amount owing to this Board member is $10.425 million plus accrued interest of $2.14 million. If the Board member were to demand repayment, we do not currently have the resources to make the payment.   We also borrowed $405,000 in short term notes from individuals, of which $220,000 was converted into our common stock and $35,000 was repaid. We also received net proceeds of $3,500,000 from the issuance of $3,675,000 in notes payable to a group of institutional investors. Accrued expenses include $524,989 of accrued wages that has not been paid to certain employees of the Company.

At February 29, 2012, we had cash of $6,260, compared to cash of approximately $0.1 million at February 28, 2011. Working capital at February 29, 2012 was a negative $13.3 million as compared to a negative $13.6  million  at the end of the prior fiscal year. Accrued expenses decreased $1.6  million due primarily to the conversion of approximately $1.6 million in unpaid salaries from the prior year end  into our  common stock.    At February 29, 2012, we had accounts receivable, net of allowance for doubtful accounts, of approximately $800,000 compared to approximately $300,000 at February 28, 2011. In fiscal 20012 we made no acquisitions of property and equipment. In fiscal 2011 we acquired property and equipment at a cost of approximately $10,000 primarily associated with our computer upgrade. While we had anticipated the consolidation of our two El Segundo facilities during fiscal 2012 into the general office end engineering building, a lack of resources prevented us from doing so.  We now expect to find a new facility that will allow us to consolidate both El Segundo facilities in the coming year as our lease on the current facilities terminate in May 2013.  The new facility is expected to be approximately 50,000 square feet and should be sufficient for our near term anticipated needs.   During fiscal 2012, we incurred additional debt obligations to one of our Board members in the amount of $1,925,000, with an interest rate of 10%.

In the year ended February 29, 2012, we issued 2,460,849 shares of common stock, with 1,288,333 five year warrants attached with exercise prices ranging from $0.50-$0.75, for cash proceeds of $1,453,520; 2,227,612 shares were issued upon the conversion of $1,515,960 of notes payable and accrued interest; 1,006,054 shares were issued in settlement of $656,999 of accounts payable; 2,484,999 shares were issued for marketing services, investor relation services and finders fees valued at $1,129,000; and 3,042,199 shares were issued to employees in lieu of $2,259,865 in unpaid salary.

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

We continue to see a major slow down in fiscal 2011-2012.  This was in the form of a slowdown in delivery schedules for existing contracts and a significant slowdown in new contracts.    During the next twelve months we plan to continue expanding our AuraGen/Viper business both domestically and internationally.    There are four major components necessary to execute a significantly expanding business; (i) augmentation of management and staff, (ii) purchase orders, (iii) facilities and equipment, and (iv) working-capital.

In order to achieve the planned results we will need sufficient working capital for (i) daily operations, (ii) purchase of raw materials and subassemblies, (iii) purchase of the required equipment, and (iv) supporting cash flow.  Our cash flow analysis is based on certain assumptions that include 45 days for collection of account receivables after shipment, 30-day terms for accounts payable to vendors and suppliers, and all monthly operational costs paid during the month in which they incurred.  Based on our business model and projections, as well as historical costs for COGS and other expenses, we determined that the Company will need to raise approximately $10 million in new capital. This would allow us to fund ongoing operations but would not necessarily allow us to pay back our existing debt. We plan to raise the required capital through the private placement of equity, or straight debt.  In April 2012 we raised $5.0 million of the needed capital in a private placement of units.  Each unit consisted on one common share of stock and one 5-year warrant with a strike price of $1.25.  Each unit was priced at $0.76.  We currently don’t have any commitments for the additional funds and no assurances can be given as to if or when we will be able to raise the approximate additional $5.0 million.

We are selling systems for all of the applications currently identified in our business model for fiscal 2013. In addition, we are also in the process of enhancing our product line to address an even larger market segment.  We currently provide 5 kW, 8.5 kW and 16 kW solutions and we plan to introduce during the next twelve months 4kW, 12 kW, 25 kW and 50 kW solutions.  While there can be no assurances given that we will complete all the developments described above and be able to commercialize them in the planned time, our business model for fiscal 2013 does not contemplate sales for any product currently not available.

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

ITEM 9A(T).  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the specified time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, the Company’s management evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures. Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of February 29, 2012.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended February 29, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of February 29, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework . Based on this assessment, and on those criteria, management concluded that the Company’s internal control over financial reporting was effective as of February 29, 2012.

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

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the names, ages and offices of all of our directors and management.  Our officers are appointed by, and serve at the pleasure of, the Board of Directors.  The stockholders at the annual meeting elect our directors to serve until the next meeting.

Name	Age	Title
Melvin Gagerman	69	Chief Executive Officer, Chief Financial Officer, and Chairman of the Board of Directors
Arthur J. Schwartz, Ph.D.	63	Chief Technical Officer, Director
James Marvin Simmons	62	Director, Chairman of the Nominating Committee, Member of the Compensation Committee and Audit Committee
Warren Breslow	68	Director, Chairman of the Audit Committee, Member of the Nominating Committee and Compensation Committee
Salvador Diaz-Verson, Jr.	56	Director, Chairman of the Compensation Committee, Member of the Audit Committee and Nominating Committee
Roger L. Howsmon	67	Director, Member of the Nominating Committee and Compensation Committee
Lon E. Bell Ph.D.	71	Director, Member of the Nominating Committee and Compensation Committee

Biographical information with respect to our directors and management is provided below.

Melvin Gagerman. Mr. Gagerman is a CPA and has been a director and our Chief Executive Officer and Chief Financial Officer since we emerged from Chapter 11 proceedings on January 31, 2006.  As Chief Executive Officer Mr. Gagerman formulates policies, defines our values, directs the operations of the business and defines our corporate culture.  He is also responsible for overseeing our other executive officers.  Mr. Gagerman has many years of experience in performing these duties and a strong background in accounting and financing.  Prior to joining Aura, Mr. Gagerman served as the Chief Executive Officer of a number of companies including Surface Protection Industries and Applause.  Mr. Gagerman has also served as Managing Partner of Good, Gagerman & Berns, an accounting firm, National Audit Partner for Laventhol and Horwath, and Audit Supervisor at Coopers and Lybrand.  As the Chairman of the Board, Mr. Gagerman’s background and experience provides the Board with a solid understanding of the business issues and financial planning and execution required by the business. Mr. Gagerman is currently serving as our Chief Financial Officer while we search for a permanent candidate for that position.

Arthur J. Schwartz, Ph.D.   Dr. Schwartz has a Ph.D. in Physics and has been Chief Technical Officer (“CTO”) and a director since we emerged from Chapter 11 proceedings on January 31, 2006.  He is also one of our original founders and was a member of our executive management team from 1987 until 2002 during which time he served as Executive Vice President, Chief Technology Officer and as a director.  Dr. Schwartz has been involved in all technical aspects of our business and his technical knowledge and experience in magnetics, electronics and controls have been instrumental in many of our past and present government programs.  From 2002 to 2006 Dr. Schwartz was a principal in the consulting firm Aries Group Ltd.  Prior to founding our company, Dr. Schwartz held the position of senior scientist at Hughes Aircraft Company.  Dr. Schwartz provides the Board with a clear understanding of the technical issues and challenges as well as an understanding of the technical merits of our intellectual property.  In addition, Dr. Schwartz is instrumental in helping the Board understand the research and development budgets necessary to achieve our technical objectives.

James Simmons.  Mr. Simmons has been a director since October 2011.  He has a B.A degree in Economics and is the Chief Executive Officer and Chief Investment Officer of ICM Asset Management, Inc, which he founded in 1981 in Spokane, WA.  The firm offers investment management services for individuals, businesses, and foundations utilizing small and large cap equity investments as well as fixed income investments, with a particular emphasis on small capitalization companies.  Mr. Simmons is a Chartered Financial Analyst with approximately 40 years of experience in investing.  He has been a member of the board of directors of various for-profit and nonprofit companies.  He has also been the managing member of Koyah Partners, LLC, an investment partnership that emphasized venture investing in very small companies, both public and private.  Mr. Simmons knowledge and experience in finance provides the Board with an understanding of the principles of valuation and financial positioning as they apply to the Company.  In addition, his many years of investment experience provides us with a better understanding of operational performance and business transactions that provide added value to us and to our shareholders.

Warren Breslow.  Mr. Breslow is a CPA and has been a director and Chairman of the Audit Committee since we emerged from Chapter 11 bankruptcy proceedings on January 31, 2006.  Mr. Breslow is the General Partner and Chief Financial Officer of Goldrich & Kest Industries (“G & K Industries”).  He joined G & K Industries in 1972 as controller and assumed his current position as General Partner and Chief Financial Officer in 1974.  As General Partner and Chief Financial Officer of G & K Industries, Mr. Breslow oversees the financial aspects of its construction activity, as well as its management operations and information systems center.  He is also the past president and a lifetime member of the board of directors of the Stephen S. Wise Temple, and supports numerous charitable and civic organizations.  Prior to his association with G & K Industries, Mr. Breslow was a manager with the international accounting firm of Laventhol & Horwath.  We believe that Mr. Breslow’s extensive financial and accounting experience uniquely qualifies him for the position of Chairman of the Audit Committee.

Salvador Diaz-Verson, Jr.  Mr. Diaz-Verson has served as a director since June 2007.  He previously served as one of our directors from 1997 to 2005.  Mr. Diaz-Verson is the founder, Chairman and President of Diaz-Verson Capital Investments, Inc., an investment adviser registered with the Securities and Exchange Commission, where he has served since 1991.  Mr. Diaz-Verson served as President and member of the board of directors of American Family Corporation (AFLCAC Inc.), from 1979 until 1991.  Mr. Diaz-Verson also served as Executive Vice President and Chief Investment Officer of American Family Life Assurance Company, a subsidiary of AFLAC Inc., from 1976 through 1991.  He is currently a director of the board of Miramar Securities, Clemente Capital Inc., Regions Bank of Georgia and The Philippine Strategic Investment Holding Limited.  Since 1992, Mr. Diaz-Verson has also been a member of the Board of Trustees of the Christopher Columbus Fellowship Foundation, appointed by President George H.W. Bush in 1992, and re-appointed by President Clinton in early 2000.  Mr. Diaz-Verson is a graduate of Florida State University.  Mr. Diaz-Verson has been selected to serve as a director in view of his lengthy experience in managing companies and his knowledge of capital investment.

Lon E. Bell, Ph.D.   Dr. Bell was appointed to our Board of Directors in November 2011.  He earned a Ph.D. in Mechanical Engineering in 1968 all from the California Institute of Technology.  He has authored more than 40 publications in the areas of thermodynamics of thermoelectric systems, automotive crash sensors, and other electronic and electromechanical devices.  He has been granted over 100 patents for his inventions.  Five clusters of Dr. Bell’s inventions have gone into mass production, and dominated their target markets, generating over $1 billion in sales.  Currently he serves on the boards of Amerigon Incorporated, Mahindra-Reva and Dais Analytic Corporation.  He is a Member of Scientific Advisory Boards of California Institute of Technology’s   Mechanical Engineering Department, University of California at Santa Barbara’s Institute for Energy Efficiency and Michigan State University’s Energy Frontier Research Center and Alphabet Energy.  Dr. Bell is a leading expert in the design and mass production of electromechanical systems and thermoelectric products.  Dr. Bell was a cofounder of Calstart and later Mahindra Reva and in 1993 he was the founder of Amerigon.  Previously, Dr. Bell co-founded Technar Incorporated, which developed and manufactured proprietary automotive sensors and controls. Dr. Bell served as Technar’s Chairman and President until selling majority ownership to TRW Inc. in 1986. Dr. Bell continued managing Technar, then known as TRW Technar, as its President until 1991.  Dr. Bell has been selected to serve as a director in view of his extensive scientific knowledge, particularly his knowledge of the design and mass production of electromechanical systems and thermoelectric products.  We believe that Dr. Bell’s experience will be instrumental in assisting us with the expansion of our business.

Roger L. Howsmon.   Mr. Howsmon was recently appointed to our Board of Directors November 2011.  He has a long and broad-based international and domestic experience in manufacturing, distribution, strategic planning, tactical execution, P&L responsibility, sales and marketing, and global operations with emphasis in international supply chain management.  His experience includes responsibility for marketing, sale and distribution of Blue Bird school buses, responsibility for the manufactured housing group of Fleetwood Enterprises Inc. consisting of almost $1 billion in revenue, 23 manufacturing centers, more than 130 retail centers, more than 1,100 independent distributors, an in-house finance organization and 5,000 associates in 26 states.  He also served as President and Chief Executive Officer and was a stockholder in GPG, Inc., a private equity venture with major investors such a Fleet-BancBoston Capital, Black Diamond Capital and GE Capital.  Prior to GPG, Inc., Mr. Howsmon was Chairman and Chief Executive Officer as well as the owner of Sierra Detroit Diesel Allison in San Francisco, the General Manager and Chief Operating Officer with responsibility for a billion-dollar plus division of Paccar, President of Perkins Engines Inc., were he reported to the parent company located in Peterborough, England, and Vice President, North American Sales and Service for Cummins Engine.  Mr. Howsmon was a captain in the United States Air Force, Intelligence Officer and has a Bachelor of Science degree from Miami University, in Oxford, Ohio, Graduate Study at the University of Southern California and the Executive Management Program at Stanford University.  Mr. Howsmon’s extensive experience in all aspects of managing businesses, as well as his experience with international business management, led us to believe that he would be a suitable candidate for our Board.

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

Director Independence

Using the definition of “independence” included in the listing rules of The Nasdaq Stock Market, our Board is comprised of a majority of independent directors.  Our independent directors are Messrs. Simmons, Breslow, Bell, Howsmon and Diaz-Verson. Messrs. Gagerman and Schwartz are not independent directors using the definition of independence included in the Nasdaq listing rules.  There are no family relationships among our executive officers and directors.

Committees of the Board of Directors

The Board maintains the following committees to assist it in discharging its oversight responsibilities.

Audit Committee.  The Audit Committee does not have a formal charter but is responsible primarily for overseeing the services performed by our independent registered public accounting firm, evaluating our accounting policies and system of internal controls, and reviewing our annual and quarterly reports before filing with the Securities and Exchange Commission.  The current members of the Audit Committee are Mr. Warren Breslow, (Chairperson), Mr. James Simmons and Mr. Salvador Diaz-Verson.  Our Board has determined that Mr. Breslow is an “audit committee financial expert”.

Compensation Committee.   The Compensation Committee does not have a formal charter however the committee reviews and recommends to the full Board the amounts and types of compensation to be paid to the Chairman and Chief Executive Officer; reviews and approves the amounts and types of compensation to be paid to our other executive officers and the non-employee directors; reviews and approves, on behalf of the Board, salary, bonus and equity guidelines for our other employees; and administers our 2006 Stock Option Plan. The Compensation Committee is currently comprised of Mr. Diaz-Verson (Chairperson), Mr. Breslow and Mr. Simmons.  Mr. Breslow has provided loans to us in the amount of $9,475,000.  For a discussion about Mr. Breslow’s loans to us, please see the section of this prospectus titled “Certain Relationships and Related Party Transactions”.

Nominating Committee.   The Nominating Committee does not have a formal charter but assists the Board in identifying qualified individuals to become directors, determines the composition of the Board and its committees, monitors the process to assess the Board’s effectiveness and helps develop and implement our corporate governance guidelines.  The Nominating Committee also considers nominees proposed by shareholders.  The Nominating Committee currently consists of Mr. Simmons (Chairperson), Mr. Howsmon, Mr. Bell and Mr. Diaz-Verson.

Director Compensation

Although we do not currently compensate our directors in cash for their service as members of our Board of Directors, the Board may, in its discretion, elect to compensate directors for attending Board and Committee meetings and to reimburse directors for out-of-pocket expenses incurred in connection with attending such meetings.  Additionally, our directors are eligible to receive options under the 2011 Directors and Executive Officer Stock Option Plan, and have received stock options under our 2006 Stock Option Plan and Director Warrants authorized under our 2006 Chapter 11 Plan or Reorganization. There are no payments due to any Directors upon their resignation or retirement as members of the Board.

ITEM 11. EXECUTIVE COMPENSATION

The following table summarizes all compensation earned for the fiscal years ended February 29, 2012 and February 28,  2011, to the  individual who served as our chief executive officer during fiscal 2012, and the two other most highly compensated executive officers who were serving in such capacity as of February 29, 2012 (the "named executive officers").

2012 Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation	All Other Compensation ($)	Total ($)

Melvin Gagerman (1)	2012	360,000	376,747	-	23,359(3)	760,106
Chief Executive Officer, Chief Financial Officer	2011	360,000	23,911	-	27,118(3)	411,029
Arthur J. Schwartz	2012	200,000	-	-	1,023(4)	201,023
Chief Technical Officer	2011	180,000	23,911	-	1,108(4)	205,019

(1)	Mr. Gagerman was elected Chairman and Chief Financial Officer effective February 1, 2006 and was elected President and Chief Executive Officer effective May 25, 2006.
(2)	Reflects the fair market value amount at the date of grant using the assumptions set forth in Note 9 to the financial statements included elsewhere in this Annual Report.
(3)	Represents automobile and country club dues allowances, the cost of life insurance premiums, and medical expense reimbursements.
(4)	Represents Company matching contributions to the 401(k) plan.
Mr. Gagerman and Mr. Schwartz converted $758,213 and $291,789, respectively, of unpaid salary from fiscal years 2010, 2011 and 2012 into our common stock during fiscal 2012.
No bonuses or stock awards were granted to the above individuals for the 2011 or 2010 fiscal years.

Outstanding Equity Awards at 2012 Fiscal Year-End

The following table summarizes certain information regarding the number and value of all options to purchase our common stock held by the individuals named in the Summary Compensation Table at February 29, 2012. No stock awards or equity incentive plan awards were issued or outstanding during fiscal 2012.

2012 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

	Option Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Name	Exercisable	Un-exercisable

Melvin Gagerman	1,400,000	0	--	$0.75	6/18/14
Melvin Gagerman	1,000,000	0	--	$1.00	8/25/16
Arthur J. Schwartz	900,000	0	--	$0.75	6/18/14
Arthur J. Schwartz	200,000	0	-	$0.75	12/15/15

Option Exercises and Stock Vesting During 2012

No stock options were exercised during fiscal 2012 by the individuals named in the Summary Compensation Table. No stock awards were issued or outstanding during fiscal 2012.

Employment Contracts, Termination of Employment Contracts and Change in Control Arrangements

Gagerman Employment Agreement

Effective November 1, 2006, we entered into a written employment agreement with Melvin Gagerman (the “Gagerman Agreement”) regarding the terms and conditions of his employment as CEO.  The Gagerman Agreement originally was in effect through February 28, 2010, and, commencing March 1, 2007, is automatically extended by an additional year at the beginning of each fiscal year unless we give prior notice of our intent not to extend the agreement. At February 29, 2012, the Company has not extended the agreement and Mr. Gagerman has expressed his intent to retire in the next fiscal year.  Accordingly, the Gagerman Agreement is currently in effect until February 28, 2014. The agreement may be terminated before its stated expiration by either of the parties under specified terms and conditions   Following are the material terms of the Gagerman Agreement.

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

Potential Payments to the Named Executive Officers Upon Termination or Change in Control

Other than the benefits provided for in Mr. Gagerman’s written employment agreement, which is described above, none of the named executive officers are entitled to any payments or benefits upon termination, whether by change in control or otherwise, other than benefits available generally to all employees.

Upon the occurrence of a severance payment event for Mr. Gagerman, assuming he were terminated as of February 29, 2012, he would be entitled to a severance payment of $1,080,000, payable within 45 days of the date of his termination.

Director Compensation During Fiscal 2012

The following table summarizes all compensation paid to directors other than named executive officers during fiscal 2012.

2012 DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)(2)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
James Simmons (3)	-	-	75,349	-	-	75,349
Warren Breslow (4)	-	-	1,205,589	-	-	1,205,589
Salvador Diaz-Verson, Jr. (5)	-	-	75,349	-	-	75,349
Lon E. Bell	-	-	75,207	-	-	75,207
Roger Howsmon	-	-	75,207	-	-	75,207
(1)	Reflects the fair market value amount at the date of grant using the assumptions set forth in Note 9 to the financial statements included elsewhere in this Annual Report.
(2)
In fiscal 2012 Mssrs. Simmons, Diaz-Verson, Bell and Howsmon were each granted director warrants (options) to acquire 200,000 shares of our common stock at an exercise price of $1.00 per share, and Mr. Breslow was granted 1,300,000 Director Warrants(options) of our common stock at an exercise price of $1.00 per share, being not less than the fair market value on the date of grant, which options vest immediately and expire in June  2014. In fiscal 2011 Messrs. Diaz-Verson and Breslow were each granted Director Warrants(options) to acquire 50,000 shares of our common stock at an exercise price of $0.75 per share In fiscal 2010 Mr. Diaz-Verson was granted Director Warrants(options) to acquire 300,000 shares of our common stock at an exercise price of $1.50 per share, and Mr. Breslow was granted 1,300,000 Director Warrants(options) of our common stock at an exercise price of $1.50 per share, being not less than the fair market value on the date of grant, which options vest immediately and expire in June  2014. In fiscal 2008 Messrs. Breslow and Diaz-Verson were each granted Director Warrants (options) to acquire 25,000 shares of our common stock at an exercise price of $2.50 per share, respectively, being not less than the fair market value of our common stock on the date of grant, which options vest at a rate of 25% every six months and expire in October 2012.

(3)	The director had 200,000 options outstanding as of February 29, 2012.
(4)	The director had 4,275,000 options outstanding as of February 29, 2012.
(5)	The director had 575,000 options outstanding as of February 29, 2012.
(6)	The director had 200,000 options outstanding as of February 29, 2012.
(7)	The director had 200,000 options outstanding as of February 29, 2012.

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

Compensation Committee Interlocks and Insider Participation

During the 2012 fiscal year our Compensation Committee was comprised of Messrs. Breslow and Diaz-Verson, Jr..  None of the members of the Compensation Committee was an executive officer or employee of the Company.  During the 2012 fiscal year, none of our executive officers served on our Compensation Committee.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, to the extent of our knowledge, certain information regarding our common stock owned as of May 10, 2012 (i) by each person who is known to be the beneficial owner of more than 5% of our outstanding common stock, (ii) by each of our Directors and the named executive officers in the Summary Compensation Table, and (iii) by all Directors and current executive officers as a group:

Beneficial Ownership Table

Beneficial Owner	Number of Shares of Common Stock	Percent of Common Stock (1)
Melvin Gagerman (2)	6,724,273	8.7%
Arthur Schwartz (3)	3,038,176	4.0%
Warren Breslow (4)	5,925,878	7.7%
Salvador Diaz-Verson, Jr. (5)	690,934	*
James Simmons(6)	2,932,383	4.0%
Lon E. Bell(7)	200,000	*
Roger Howsmon(8)	220,000	*
All current executive officers and Directors as a group (seven)	19,731,644	23.4%

5% Shareholders
Harry Kurtzman(9)	8,285,955	10.5%
______________________________________________________

* Less than 1% of outstanding shares.

(1) Beneficial ownership is determined in accordance with rules of the Securities and Exchange Commission.  The calculation of the percentage of beneficial ownership is based upon 72,292,669 shares of common stock outstanding on May 10, 2012.  In computing the number of shares beneficially owned by any shareholder and the percentage ownership of such shareholder, shares of common stock which may be acquired by a such shareholder upon exercise or conversion of warrants or options which are currently exercisable or exercisable within 60 days of May 10, 2012, are deemed to be exercised and outstanding.  Such shares, however, are not deemed outstanding for purposes of computing the beneficial ownership percentage of any other person.  Shares issuable upon exercise of warrants and options which are subject to shareholder approval are not deemed outstanding for purposes of determining beneficial ownership.  Except as indicated by footnote, to our knowledge, the persons named in the table above have the sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.
(2) Includes 4,602,730 warrants and options exercisable within 60 days of May 10, 2012.
(3) Includes 1,930,749 warrants and options exercisable within 60 days of May 10, 2012.
 (4) Includes 4,561,813 warrants and options exercisable within 60 days of May 10, 2012.
(5) Includes 623,489 warrants and options exercisable within 60 days of May 10, 2012.
(6) This beneficial owner is CEO and Chief Investment Officer of ICM Asset Management, Inc., through which he has dispositive control and voting rights over these shares. The address for this beneficial owner is 601 W. Main Ave., Suite 600, Spokane WA 99201.
 (7) Includes 200,000 warrants and options exercisable within 60 days of May 10, 2012.
(8) Includes 200,000 warrants and options exercisable within 60 days of May 10, 2012.
(9) Includes 6,430,054 options and warrants exercisable within 60 days of May 10, 2012.

The mailing address for the officers and directors is c/o Aura Systems, Inc., 1310 E. Grand Ave., El Segundo, CA 90245.

Securities Authorized for Issuance Under Equity Compensation Plans as of February 29, 2012

Equity Compensation Plan Information as of February 29, 2012

Number of Securities
		Weighted-average	Remaining Available for
	Number of Securities to	Exercise Price of	Future Issuance Under Equity
	be Issued Upon Exercise	Outstanding	Compensation Plans
	of Outstanding Options,	Options, Warrants and Rights	(Excluding Securities Reflected in Column (a))
Plan Category	Warrants and Rights (a)	(b)	(c)

Equity compensation plans approved by security holders (1)	6,285,500	$0.75	-
Equity compensation plans not approved by security holders	13,025,000	$0.75	-
To
(1)
Reflects options under the 2006 Stock Option Plan. The 2006 Stock Option Plan authorizes the Company to grant stock options exercisable for up to an aggregate number of shares of common stock equal to the greater of (i) 3,000,000 shares of common stock, or (ii) 10% of the number of shares of common stock outstanding from time to time.  The numbers in this table are as of February 29, 2012.

For additional information regarding options and warrants, see Note 9 to our financial statements appearing elsewhere in this report.

 ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Transactions

Since the beginning of the 2012 fiscal year, Mr. Breslow, a director, has made various temporary advances to the Company totaling $2,925,000. The highest amount outstanding at any one time was $10,475,000, and as of May 10, 2012, there was an outstanding balance of $9,650,000. Interest on the advances was at a rate of 10% per annum and totaled $944,632 for the year ended February 29, 2012. As of May 10, 2012, the outstanding accrued interest totaled approximately $ 2,220,000. A repayment of $1,000,000 was made to Mr. Breslow in the current fiscal year.

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

The following table sets forth the aggregate fees billed to us by Kabani & Co. for the years ended February 29, 2012, and February 28, 2011:

	Year Ended February 28,
	2012	2011
Audit Fees(1)	$82,500	$82,500
Audit-related fees(2)	-	-
Tax fees(3)	-	-
All other fees	-	-

Total	$82,500	$82,500

(1)
Included fees for professional services rendered for the audit of our annual financial statements and review of our annual report on Form 10-K and for reviews of the financial statements included in our quarterly reports on Form 10-Q for the first three quarters of the years ended February 29, 2012 and February 28, 2011.

(2)	Includes fees for professional services rendered in connection with our evaluation of internal controls.
(3)	Includes fees for professional services rendered in connection with the preparation of our income tax returns.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Audit Committee pre-approves all audit and permissible non-audit services provided by our independent auditors. These services may include audit services, audit-related services, tax and other services. Pre-approval is generally provided for up to one year, and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis. During fiscal 2012 and 2011 all services provided by Kabani and Company were pre-approved by the Audit Committee in accordance with this policy.

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

10.11	Amended and Restated Promissory Note dated January 31, 2006, by Aura Systems, Inc. in favor of Raven Partners, L.P. (3)
10.12	Amended and Restated Promissory Note dated January 31, 2006, by Aura Systems, Inc. in favor of Koyah Ventures, LLC (3)
10.13	Consolidated, Amended and Restated Promissory Note dated January 31, 2006, by Aura Systems, Inc. in favor of Koyah Partners, L.P. (3)
10.14	Consolidated, Amended and Restated Promissory Note dated January 31, 2006, by Aura Systems, Inc. in favor of Koyah Microcap Partners Master Fund, L.P. (3)
10.15	Consolidated, Amended and Restated Promissory Note dated January 31, 2006, by Aura Systems, Inc. in favor of Koyah Leverage Partners, L.P. (3)
10.16	Lease between Aura Systems Inc., and Alliance Commercial Partners (3)
10.17	Lease between Aura Systems Inc., and Derek Lidow as Trustee for the Lidow Family Trust and Alexander Lidow (3)
10.18	Form of 7% Convertible Subordinated Debenture (4)
10.19	Asset Purchase Agreement by and among Aura Systems, Inc. and Emerald Commercial Leasing, Inc. (4)
10.20	Mutual Agreement Ending AuraGen Distributorship Exclusivity between Emerald Commercial Leasing, Inc. and Aura Systems Inc.(4)
10.21	Employment Agreement Dated May 15, 2008, by and between Joseph Dickman and the Company. (4)
10.22	Conversion Agreement dated as of September 1, 2008, by and among Aura Systems, Inc., Koyah Leverage Partners, L.P., Koyah Partners, L.P. Koyah Ventures LLC, and Raven Partners, L.P. (5)
10.23	Distributorship Agreement dated February 27, 2009, by and between Aura Systems, Inc. and WePower LLC. (6)
10.24	Executive Employment Agreement by and between Don Macleod and Aura Systems, Inc. (7)
10.25	Strategic Alliance Agreement dated March 18, 2010, by and between Aura Systems, Inc. and Zanotti East Inc.
10.26	Amended and Restated Distributorship Agreement dated March 19, 2009, by and between Aura Systems, Inc. and WePower LLC (7)
10.27	Demand Promissory Note dated December 18, 2007 by and between the Company and Warren Breslow in the original principal amount of $500,000. (8)
10.28	Demand Promissory Note dated June 18, 2008 by and between the Company and Warren Breslow in the original principal amount of $200,000. (8)
10.29	Demand Promissory Note dated August 1, 2008 by and between the Company and Warren Breslow in the original principal amount of $200,000. (8)

10.30	Demand Promissory Note dated October 14, 2008 by and between the Company and Warren Breslow in the original principal amount of $200,000. (8)
10.31	Demand Promissory Note dated October 23, 2008 by and between the Company and Warren Breslow in the original principal amount of $200,000. (8)
10.32	Demand Promissory Note dated December 18, 2008 by and between the Company and Warren Breslow in the original principal amount of $500,000. (8)
10.33	Demand Promissory Note dated March 12, 2009 by and between the Company and Warren Breslow in the original principal amount of $200,000. (8)
10.34	Demand Promissory Note dated April 24, 2009 by and between the Company and Warren Breslow in the original principal amount of $500,000. (8)
10.35	Demand Promissory Note dated June 1, 2009 by and between the Company and Warren Breslow in the original principal amount of $20,000. (8)
10.36	Demand Promissory Note dated June 30, 2009 by and between the Company and Warren Breslow in the original principal amount of $500,000. (8)
10.37	Demand Promissory Note dated August 13, 2009 by and between the Company and Warren Breslow in the original principal amount of $400,000. (8)
10.38	Demand Promissory Note dated August 27, 2009 by and between the Company and Warren Breslow in the original principal amount of $500,000. (8)
10.39	Demand Promissory Note dated October 22, 2009 by and between the Company and Warren Breslow in the original principal amount of $480,000. (8)
10.40	Demand Promissory Note dated December 4, 2009 by and between the Company and Warren Breslow in the original principal amount of $250,000. (8)
10.41	Demand Promissory Note dated January 4, 2010 by and between the Company and Warren Breslow in the original principal amount of $250,000. (8)
10.42	Demand Promissory Note dated January 29, 2010 by and between the Company and Warren Breslow in the original principal amount of $250,000. (8)
10.43	Demand Promissory Note dated April 7, 2010 by and between the Company and Warren Breslow in the original principal amount of $400,000. (8)
10.44	Demand Promissory Note dated May 7, 2010 by and between the Company and Warren Breslow in the original principal amount of $100,000. (8)
10.45	Demand Promissory Note dated May 11, 2010 by and between the Company and Warren Breslow in the original principal amount of $400,000. (8)
10.46	Demand Promissory Note dated May 28, 2010 by and between the Company and Warren Breslow in the original principal amount of $150,000. (8)
10.47	Demand Promissory Note dated June 3, 2010 by and between the Company and Warren Breslow in the original principal amount of $350,000. (8)
10.48	Demand Promissory Note dated June 15, 2010 by and between the Company and Warren Breslow in the original principal amount of $500,000. (8)
10.49	Demand Promissory Note dated July 2, 2010 by and between the Company and Warren Breslow in the original principal amount of $300,000. (8)
10.50	Demand Promissory Note dated October 8, 2010 by and between the Company and Warren Breslow in the original principal amount of $200,000. (8)
10.51	Demand Promissory Note dated November 3, 2010 by and between the Company and Warren Breslow in the original principal amount of $300,000. (8)
10.52	Demand Promissory Note dated November 10, 2010 by and between the Company and Warren Breslow in the original principal amount of $50,000. (8)
10.53	Demand Promissory Note dated December 2, 2010 by and between the Company and Warren Breslow in the original principal amount of $350,000. (9)
10.54	Demand Promissory Note dated January 20, 2011 by and between the Company and Warren Breslow in the original principal amount of $200,000.(9)
10.55	Demand Promissory Note dated February 28, 2011 by and between the Company and Warren Breslow in the original principal amount of $250,000.(9)
10.56	Demand Promissory Note dated March 18, 2011 by and between the Company and Warren Breslow in the original principal amount of $150,000.(10)
10.57	Demand Promissory Note dated April 7, 2011 by and between the Company and Warren Breslow in the original principal amount of $300,000.(10)
10.58	Demand Promissory Note dated May 20, 2011 by and between the Company and Warren Breslow in the original principal amount of $200,000.(10)
10.59	Demand Promissory Note dated July 5, 2011 by and between the Company and Warren Breslow in the original principal amount of $250,000.(11)

10.60	Demand Promissory Note dated August 4, 2011 by and between the Company and Warren Breslow in the original principal amount of $100,000.(11)
10.61	Demand Promissory Note dated August 12, 2011 by and between the Company and Warren Breslow in the original principal amount of $225,000.(11)
10.62	Demand Promissory Note dated August 25, 2011 by and between the Company and Warren Breslow in the original principal amount of $250,000.(11)
10.63	Demand Promissory Note dated September16, 2011 by and between the Company and Warren Breslow in the original principal amount of $250,000.(12)
10.64	Demand Promissory Note dated September 23, 2011 by and between the Company and Warren Breslow in the original principal amount of $250,000.(12)
10.65	Demand Promissory Note dated December 16, 2011 by and between the Company and Warren Breslow in the original principal amount of $250,000.
10.66	Demand Promissory Note dated January 15, 2012 by and between the Company and Warren Breslow in the original principal amount of $450,000.
10.67	Demand Promissory Note dated February 23, 2012 by and between the Company and Warren Breslow in the original principal amount of $250,000.
10.68	Securities Purchase Agreement dated September 26, 2011, by and between Aura Systems Inc. and institutional investors(13)
14.1	Code of Ethics (3)
31.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	Label Linkbase Document
101.PRE	Presentation Linkbase Document
(1)	Incorporated by reference from the Company’s Report on Form 10-K filed with the SEC on June 15, 2009.
(2)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on January 20, 2006.
(3)	Incorporated by reference from the Company’s Report on Form 10-K filed with the SEC for the year ended February 28, 2005.
(4)	Incorporated by reference from the Company’s Report on Form 10-K filed with the SEC for the year ended February 29, 2008.
(5)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on October 14, 2008
(6)	Incorporated by reference from the Company’s Report on Form 10-K filed with the SEC for the year ended February 28, 2009.
(7)	Incorporated by reference from the Company’s Report on Form 10-K filed with the SEC for the year ended February 28, 2010
(8)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on June 1, 2011.
(9)	Incorporated by reference from the Company’s Report on Form 10-K filed with the SEC for the year ended February 28, 2011
(10)	Incorporated by reference from the Company’s Report on Form 10-Q filed with the SEC for the quarter ended May 31, 2011
(11)	Incorporated by reference from the Company’s Report on Form 10-Q filed with the SEC for the quarter ended August 31, 2011
(12)	Incorporated by reference from the Company’s Report on Form 10-Q filed with the SEC for the quarter ended November 30, 2011
(13)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on September 27, 2011

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AURA SYSTEMS, INC.

Dated:	May 29, 2012

By:	/s/ Melvin Gagerman
Melvin Gagerman
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signatures	Title	Date
/s/ Melvin Gagerman	Chief Executive Officer, Acting Chief Financial Officer Director and Chairman of the Board (Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)	May 29, 2012
Melvin Gagerman

/s/ Arthur Schwartz	Director	May 29, 2012
Arthur Schwartz

/s/ Maurice Zeitlin	Director	May 29, 2012
Maurice Zeitlin

/s/ James Simmons	Director	May 29, 2012
James Simmons

/s/Salvador Diaz-Verson, Jr.	Director	May 29, 2012
Salvador Diaz-Verson, Jr.

/s/Roger L. Howsmon	Director	May 29, 2012
Roger L. Howsmon

/s/Lon E. Bell	Director	May 29, 2012
Lon E. Bell

Index to Financial Statements

Report of Independent Registered Public Accounting Firm	F-1

Financial Statements of Aura Systems, Inc.:

Balance Sheets as of February 29, 2012 and February 28, 2011	F-2
Statements of Operations - Years ended February 29, 2012 and February 28, 2011	F-3
Statements of Stockholders' Equity/(Deficit) - Years ended February 29, 2012 and February 28, 2011	F-4
Statements of Cash Flows - Years ended February 29, 2012 and February 28, 2011	F-5 to F-6
Notes to Financial Statements	F-7 to F-18

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Aura Systems, Inc.

We have audited the accompanying balance sheets of Aura Systems, Inc. (a Delaware corporation), (the “Company”) as of February 29, 2012 and 2011, and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the two year period ended February 29, 2012. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aura Systems, Inc. as of February 29, 2012 and February 28, 2011, and the results of its operations and its cash flows for each of the years in the two year period ended February 29, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As more fully described in Note 11 to the financial statements, the Company has historically incurred substantial losses from operations, and the Company may not have sufficient working capital or outside financing available to meet its planned operating activities over the next twelve months.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are described in Note 11. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Kabani & Company, Inc.
Certified Public Accountants

Los Angeles, California
May 29, 2012

AURA SYSTEMS, INC.

 BALANCE SHEETS

	As of February 29, 2012	As of February 28, 2011
ASSETS
Current assets:
Cash and cash equivalents	$6,260	$104,815
Accounts receivable, net of allowance for doubtful accounts of $60,000 and $59,070 at February 29, 2012 and February 28, 2011, respectively	794,704	296,297
Inventory - current	1,000,000	1,000,000
Other current assets	535,768	450,843
Total current assets	2,336,732	1,851,955

Property, plant, and equipment, net	198,138	380,842
Inventory, non-current, net of allowance for obsolete inventory of $1,563,066 and $2,106,391 at February 29, 2012 and February 28, 2011, respectively	1,604,000	2,274,013

Total assets	$4,138,870	$4,506,810

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Bank overdraft	$16,068	$-
Accounts payable	770,507	1,945,372
Accrued expenses	1,019,959	2,632,856
Customer advances	57,211	336,308
Notes payable	150,000	82,500
Convertible notes payable, net of discount	1,064,644	290,000
Notes payable and accrued interest- related party	12,562,743	10,148,352

Total current liabilities	15,641,132	15,435,388

Convertible note payable, net of discount	96,786	500,000

Total liabilities	15,737,918	15,935,388

Commitments and contingencies

Stockholders' deficit :
Common stock, $0.0001par value; 150,000,000 and 75,000,000 shares authorized at February 29, 2012 and February 28, 2011; 71,942,669 and 60,720,956 issued and outstanding at February 29, 2012 and February 28, 2011	7,194	6,072
Additional paid-in capital	393,801,622	379,819,510
Accumulated deficit	(405,407,864)	(391,254,160)

Total stockholders' deficit	(11,599,048)	(11,428,578)

Total liabilities and stockholders' deficit	4,138,870	$4,506,810

The accompanying notes are an integral part of these financial statements.

AURA SYSTEMS, INC.

STATEMENTS OF OPERATIONS

	For the year ended February 29, 2012	For the year ended February 28, 2011

Net revenues	$3,335,985	$3,439,959
Cost of goods sold	1,772,155	2,097,463

Gross profit	1,563,830	1,342,496

Operating expenses:
Engineering, research and development	1,328,133	1,661,319
Selling, general, and administrative	13,059,291	9,824,524
Total operating expenses	14,387,424	11,485,843

Loss from operations	(12,823,594)	(10,143,347)

Other income (expense):
Interest expense, net	(2,012,538)	(918,301)
Gain (Loss) on settlement of debt, net	656,838	(129,032)
Other income (expense), net	25,590	(5,338)

Total other expense	(1,330,110)	(1,052,671)

Net Loss	(14,153,704)	$(11,196,018)

Basic and diluted loss per share	$(0.21)	$(0.20)

*Weighted-average shares outstanding	66,912,617	55,591,847

* Basic and diluted weighted average number of shares outstanding are equivalent because the effect of dilutive securities is anti-dilutive.

The accompanying notes are an integral part of these financial statements

AURA SYSTEMS, INC.

STATEMENTS OF STOCKHOLDERS’  DEFICIT

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Deficit

Balance, February 28, 2010	52,689,061	5,268	374,890,469	(380,058,142)	(5,162,405)

Common stock issued in private placements, net	4,647,292	465	2,479,022	-	2,479,487
Shares issued for note conversions	338,408	34	238,850	-	238,884
Shares issued for settlement of accounts payable	367,619	37	269,992	-	270,029
Shares issued for services	1,641,434	164	1,208,450	-	1,208,614
Adjustment to prior issuance	150,000	15	(15)	-	-
Shares issued in lieu of salary	887,142	89	487,839	-	487,928
Beneficial conversion feature	-	-	72,000	-	72,000
Employee option expense	-	-	172,903	-	172,903
Net Loss	-	-	-	(11,196,018)	(11,196,018))

Balance, February 28, 2011	60,720,956	$6,072	$379,819,510	$(391,254,160)	$(11,428,578)

Common stock issued in private placements, net	2,460,849	246	1,453,274	-	1,453,520
Shares issued for note conversions	2,227,612	222	1,515,738	-	1,515,960
Shares issued for settlement of accounts payable	1,006,054	101	656,898	-	656,999
Shares issued for services	1,625,000	163	1,128,837	-	1,129,000
Shares issued for in lieu of salary	3,042,199	304	2,087,144	-	2,087,448
Shares issued as placement fees	859,999	86	(86)	-	-
Allocation of proceeds from convertible notes payable issued with warrants	-	-	3,366,248	-	3,366,248
Employee option and warrant expense	-	-	3,774,059	-	3,774,059
Net Loss	-	-	-	(14,153,704)	(14,153,704)

Balance, February 29, 2012	71,942,669	$7,194	$393,801,622	$(405,407,864),	$(11,599,048)

The accompanying notes are an integral part of these financial statements

AURA SYSTEMS, INC.

STATEMENTS OF CASH FLOWS

For the Years Ended

	February 29, 2012	February 28, 2011

Cash flows from operating activities:
Net loss	$(14,153,704)	$(11,196,018)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	182,703	186,594
Provision for bad debt	7,547	61,831
Provision for inventory obsolescence	(543,325)	(106,235)
Amortization of prepaid issuance of shares	380,772	-
Stock option and warrant employee compensation expense	3,774,059	172,903
Warrant expense	55,901	-
Amortization of debt discount	957,037	72,000
Beneficial conversion feature on convertible debt	70,641	-
(Gain) Loss on debt settlement	(656,838)	129,032
Shares issued for services	754,000	803,255
(Increase) decrease in:
Accounts receivable	(505,954)	(44,457)
Inventory	1,213,338	472,416
Other current assets	(90,697)	171,656
Increase (decrease) in:
Bank overdraft	16,068	-
Accounts payable and accrued expenses	1,269,829	3,048,847
Customer advances	37,048	75,308

Net cash used in operating activities	(7,231,575)	(6,152,868)

Cash flows from investing activities:
Purchase of property, plant, and equipment	-	(9,598)

(Continued)

The accompanying notes are an integral part of these financial statements

AURA SYSTEMS, INC.

STATEMENTS OF CASH FLOWS (CONTINUED)

For the Years Ended

	February 29, 2012	February 28, 2011

Cash flows from financing activities:
Proceeds from notes payable	457,000	310,000
Proceeds from notes payable - related party, net	1,925,000	3,710,000
Payments on notes payable	(202,500)	(277,500)
Proceeds from convertible notes payable	3,500,000	-
Net proceeds from issuance of common stock	1,453,520	2,479,487

Net cash provided by financing activities	7,133,020	6,221,987

Net increase (decrease) in cash and cash equivalents	(98,555)	59,521
Cash and cash equivalents, beginning of year	104,815	45,294

Cash and cash equivalents, end of year	$6,260	$104,815

Supplemental disclosures of cash flow information:
Interest paid	$43,456	$27,327

Income taxes paid	$-	$-

Supplemental schedule of non-cash financing and investing activities:

During the year ended February 29, 2012, $1,515,960 of notes payable and accrued interest was converted into 2,227,612 shares of common stock, $599,492 of  accounts payable was converted into 1,006,054 shares of common stock, 3,042,199 shares of common stock were issued in lieu of $2,259,865 of salary to employees, 1,625,000 shares of common stock were issued for services valued at $1,129,000, and 859,999 shares of common stock were issued as finders’ fees.  Shares issued in advance of services provided were valued at $299,400.

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
February 29, 2012

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

Inventories

Inventories are valued at the lower of cost (first-in, first-out) or market, on a standard cost basis.  We review the components of inventory on a regular basis for excess or obsolete inventory based on estimated future usage and sales.  As further described in Note 3, due to continuing lower than projected sales, we are holding inventories in excess of what we expect to sell in the next fiscal year. As of February 29, 2012 and February 28, 2011, $1,604,000, and $2,274,013 respectively, of inventories are classified as long-term assets.

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

Valuation of Long-Lived Assets

The Company accounts for the impairment of long-lived assets, such as fixed assets, patents and trademarks, under the provisions of Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 360, “Property, Plant, and Equipment”, which establishes the accounting for impairment of long-lived tangible and intangible assets other than goodwill and for the disposal of a business. Pursuant to FASB ASC 360, we review for impairment when facts or circumstances indicate that the carrying value of long-lived assets to be held and used may not be recoverable. If such facts or circumstances are determined to exist, an estimate of the undiscounted future cash flows produced by the long-lived asset, or the appropriate grouping of assets, is compared to the carrying value to determine whether impairment exists. If an asset is determined to be impaired, the loss is measured based on various valuation techniques, including a discounted value of estimated future cash flows. We report impairment costs as a charge to operations at the time it is recognized. During the years ended February 29, 2012 and February 28, 2011, we determined that there was no impairment of long-lived assets.

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

Shipping and handling expenses

We record all shipping and handling billings to a customer as revenue earned for the goods provided in accordance with FASB ASC 605-45-45-19, “Shipping and Handling Fees and Costs”. We include shipping and handling expenses in selling, general and administrative expense. Shipping and handling expenses amounted to $101,958 and $166,271 for the years ended February 29, 2012 and February 28, 2011, respectively.

Advertising Expense

Advertising costs are charged to expense as incurred and were immaterial for the years ended February 29, 2012 and February 28, 2011.

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

We have significant income tax net operating losses; however, due to the uncertainty of the realize-ability of the related deferred tax asset and other deferred tax assets, a valuation allowance equal to the amount of deferred tax assets has been established at February 29, 2012 and February 28, 2011.

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

Major Customers

During the year ended February 29, 2012, we conducted business with four major customers whose sales comprised 23.9%, 20.6%, 18.5% and 11.3% of net sales, respectively. As of February 29, 2012, these customers accounted for 75.8% of net accounts receivable.  During the year ended February 28, 2011, we conducted business with four major customers whose sales comprised 21.9%, 20.3%, 19% and 14.4% of net sales, respectively. As of February 28, 2011, these customers accounted for 79% of net accounts receivable.

Recently Issued Accounting Pronouncements

On May 12, 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This ASU amends U.S. generally accepted accounting principles (U.S. GAAP) and results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and international financial reporting standards (IFRS). The amendments in this ASU change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements; however, the amendment’s requirements do not extend the use of fair value accounting, and for many of the requirements, the FASB did not intend for the amendments to result in a change in the application of the requirements in the “Fair Value Measurement” Topic of the Codification. Additionally, ASU No. 2011-04 includes some enhanced disclosure requirements, including an expansion of the information required for Level 3 fair value measurements.

On June 16, 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” This ASU eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. An entity can elect to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements. ASU No. 2011-05 also requires reclassifications of items out of accumulated other comprehensive income to net income to be measured and presented by income statement line item in both the statement where net income is presented and the statement where other comprehensive income is presented. However, on December 23, 2011, the FASB issued ASU No. 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” to defer this new requirement.

On December 16, 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” This ASU requires disclosures to provide information to help reconcile differences in the offsetting requirements under U.S. GAAP and IFRS. The disclosure requirements of this ASU mandate that entities disclose both gross and net information about financial instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an enforceable master netting arrangement or similar agreement. ASU No. 2011-11 also requires disclosure of collateral received and posted in connection with master netting arrangements or similar arrangements. The scope of this ASU includes derivative contracts, repurchase agreements, and securities borrowing and lending arrangements. Entities are required to apply the amendments of ASU No. 2011-11 for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. All disclosures provided by those amendments are required to be provided retrospectively for all comparative periods presented.

Reclassifications

Certain reclassifications have been made to the 2011 financial statements to conform to the 2012 presentation.

NOTE 3 – INVENTORIES

Inventories at February 29, 2012 and February 28,  2011 consisted of the following:

	2012	2011

Raw materials	$1,812,523	$2,394,502
Finished goods	2,354,543	2,985,902

	4,167,066	5,380,404
Reserve for potential product obsolescence	(1,460,683)	(1,991,241)
Discount on long term inventory	(102,383)	(115.150)
	2,604,000	3,274,013
Non-current portion	(1,604,000)	(2,274,013)

Current portion	$1,000,000	$1,000,000

Inventories consist primarily of components and completed units for the Company’s AuraGen® product.

Early in our AuraGen® program, we determined it was most cost-effective to outsource production of components and subassemblies to volume-oriented manufacturers, rather than produce these parts in house. As a result of this decision, and based on then anticipated sales, we purchased, prior to fiscal 2001, a substantial inventory of components at volume prices, most of which was then assembled into finished AuraGen® units. Since sales did not meet such expectations, we have been selling product from this inventory for several years. Management has analyzed its inventories based on its current business plan, current potential orders for future delivery, and pending proposals with prospective customers and has determined we do not expect to realize all of its inventories within the next year. The net inventories as of February 29, 2012 and 2011, which are not expected to be realized within a 12-month period have been reclassified as long term.

We assessed the net realize-ability of these assets, and the potential obsolescence of inventory. In accordance with this assessment, management has recorded a reserve of $1,460,683 and $1,991,241 at February 29, 2012 and February 28, 2011, respectively. Management has also recorded a discount on long term inventory of $102,383 and $115,150 at February 29, 2012 and February 28, 2011, respectively.

NOTE 4 – OTHER ASSETS

Other assets of $535,768 and $450,843 are primarily comprised of deposits of $353,344 and $376,666 as of February 29, 2012 and February 28, 2011, respectively.

NOTE 5 – PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment at February 29, 2012 and February 28, 2011 consists of the following:

	2012	2011

Machinery and equipment	$964,111	$964,111
Furniture and fixtures	163,302	163,302
Leasehold improvements	485,080	485,080
	1,612,493	1,612,493
Less accumulated depreciation and amortization	(1,414,354)	(1,231,651)
Property, plant and equipment, net	$198,139	$380,842

Depreciation and amortization expense was $182,703 and $186,594 for the years ended February 29, 2012 and February 28, 2011, respectively. During the year ended February 28, 2011, we disposed of approximately $1.4 million of fixed assets. These assets were primarily related to our old computer system which we upgraded in the current year. All the assets disposed of were fully depreciated and there was no resulting gain or loss on the disposition of these assets.

NOTE 6 – NOTES PAYABLE

Notes payable consisted of the following:

	February 29, 2012	February 28, 2011

Demand note payable, at 10%	$150,000	$82,500
Convertible note payable, at 7%, convertible into common stock at $3 per share plus accrued interest, due in May 2013. This note was converted into 666,667 shares at face value plus $17,522 of accrued interest on November 30, 2011.	-	500,000
Convertible note payable, at 10%, convertible into common stock at $0.75 per share plus accrued interest, due in September2011. This note was converted into 325,612 shares at face value plus $40,953 of accrued interest as of November 30, 2011.	-	200,000
Convertible note payable, at 10%, convertible into common stock at $0.75 per share plus accrued interest, due in September 2011.	-	90,000
Senior secured convertible note dated September 23, 2011, due March 23, 2013, with 12 monthly payments commencing April 23, 2012 of $306,250 per month. The notes have a stated interest rate of 0%, with prepaid interest of $175,000. Balance net of Beneficial Conversion Feature as of February 29, 2012	1,161,430	-
	1,311,430	872,500

Less: Current portion	$1,214,644	$372,500

Long-term portion	$96,786	$500,000

CONVERTIBLE DEBT

On September 23, 2011, Aura Systems, Inc. entered into a purchase agreement to sell convertible notes with a total principal value of $3,675,000 and warrants to purchase shares of common stock to investment fund managed by MDB Capital Group.  The notes have a 1.5 year maturity date and are convertible into shares of common stock at the initial conversion price of $0.75 per share.  The warrants entitle the investors to acquire 4,900,000 and 490,000 shares and have an initial exercise price of $1 and $0.75 per share, respectively, and have a 5 year term. The proceeds of Convertible note were assigned between warrants and convertible note per ASC 470-20. The company recorded $175,000 as a discount (prepaid interest), $1,006,482 as capitalized financing cost and a discount of $1,790,482 on shares to be issued upon conversion of the  note into equity. This discount (prepaid interest), capitalized finance cost and discount will be amortized over the life of the note.

Future maturities of notes payable at February 29, 2012 are as follows:

Year Ending February 28,
2013	$1,064,644
2014	96,786
Total	$1,161,430

NOTE 7 – NOTES PAYABLE – RELATED PARTY

At February 29, 2012 the balance consists of $10,425,000 of unsecured notes payable plus accrued interest of $2,137,743 to a member of our Board of Directors, payable on demand, bearing interest at a rate of 10% per annum. During the years ended February 29, 2012 and February 28, 2011, interest amounting to $944,632 and $739,911 respectively, was incurred on these notes and is included in accrued interest. Also consists of a $360,000 unsecured convertible note payable to our CEO entered into in March 2010. The note was for 120 days, carried an interest rate of 10% and was convertible into shares of our common stock at a price of $0.75 per share. During the year ended February 29, 2012, the note payable plus accrued interest of $45,496 was converted into 540,661 shares of common stock. Also consists of a $50,000 unsecured convertible note payable to our President at February 29, 2012. The note was for 120 days, carried an interest rate of 10% and was convertible into shares of our common stock at a price of $0.75 per share. During the period ended February 29, 2012, the note payable plus accrued interest of $11,331 was converted into 81,775 shares of common stock.

The beneficial conversion feature on the note to the CEO was $72,000 which was recorded as debt discount during the year ended February 28, 2011. The debt discount was amortized over the term of the note and charged to interest expense. During the year ended February 28, 2011, $72,000 was expensed.

NOTE 8 - ACCRUED EXPENSES

Accrued expenses at February 29, 2012 and February 28,  2011 consisted of the following:

	2012	2011

Accrued payroll and related expenses	$993,652	$2,520,107
Accrued interest	82	112,749
Other	26,225	-
Total	$1,019,959	$2,632,856

Accrued payroll and related expenses consists primarily of salaries accrued but not paid to certain employees due to our lack of financial resources. At February 29, 2012 and February 28, 2011, these amounts total $524,989 and $1,889,420, respectively. Also included in this amount is accrued vacation expense of $306,562 and $584,065 at February 29, 2012 and February 28, 2011 respectively.

NOTE 9 - COMMITMENTS & CONTINGENCIES

Leases

On May 1, 2008, we entered into a lease for a facility of approximately 25,500 square feet. The lease is for a term of five years, has an option to extend for five years, and carries a base rent of $30,120. We have not yet moved our manufacturing operations into this facility and are continuing manufacturing operations at our old facility. We are currently on a month to month lease in that facility. In December 2009, we entered into a lease for a facility in Georgia of approximately 8,000 square feet. The lease is for a term of three years, has an option to extend for three years, and carries a base rent of $3,183 per month.   In accordance with the terms of certain of the leases, the Company is responsible for common area charges.  Rent expense charged to operations amounted to $690,491 and $761,987 for the years ended February 29, 2012 and February 28, 2011, respectively.

Rent commitments for the next four years ending on February 28:

                         2013       $390,089
                         2014           60,241
                         Total       $450,330

Contingencies

From time to time, we may be subject to various claimes and legal actions arising in the ordinary course of business.

NOTE 10 - STOCKHOLDERS' DEFICIT

Common Stock

At February 29, 2012 and February 28, 2011, we had 150,000,000 and 75,000,000 shares of $0.0001 par value common stock authorized for issuance, respectively. During the years ended February 29, 2012 and February 28, 2011, we issued 11,221,713 and 8,031,895 shares of common stock, respectively.

In the year ended February 29, 2012, we issued 2,460,849 shares of common stock, with 1,288,333 five year warrants attached with exercise prices ranging from $0.50-$0.75, for cash proceeds of $1,453,520; 2,227,612 shares were issued upon the conversion of $1,515,960 of notes payable and accrued interest; 1,006,054 shares were issued in settlement of $656,999 of accounts payable; 2,484,999 shares were issued for marketing services, investor relation services and finders fees valued at $1,129,000; and 3,042,199 shares were issued to employees in lieu of $2,259,865 in unpaid salary.

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

During fiscal 2011, the Board of Directors determined that, in order to provide incentives to its employees, it was in the best interest of the Company to re-price the outstanding employee options that had been granted.  Accordingly, the outstanding options were re-priced to an exercise price of $0.75 with all other terms remaining the same.  In accordance with FASB ASC 718, the Company accounted for this transaction as a modification.  Accordingly, the decremental compensation cost resulting from this modification was determined to be $59,242 calculated as the difference between the fair value of the modified award and the fair value of the original award immediately before it was modified.  The fair values were calculated using the Black-Scholes option pricing.  Assumptions used for the modified award were a risk free rate of return of 1.125%, volatility of 83.6%, a dividend yield of 0%, and an expected life of 3.5 years and 4.2 years.

Also during the year ended February 29, 2012, the Company granted 1,319,000 options to certain employees.  These options vest over three years, have an exercise price of $.75 and $1.00, and have a five year life.  The grant date fair value of these options amounted to $503,933 which was calculated using the Black-Scholes option pricing model with the following assumptions:  risk free rate of return of 1.12%, volatility of 78.99%, a dividend yield of 0%, and an expected life of 5 years.

The Company incurred stock options related expenses of $211,481 and $162,940, during the years ended February 29, 2012 and 2011, respectively.

Activity in this plan is as follows:

	2006 Plan

	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Number of Options

Outstanding, February 28, 2010	$1.50	$0.00	6,283,500
Granted	$0.75		424,000
Cancelled	$1.50		(3,000)
Re-characterized	$1.50		(1,400,000)
Outstanding, February 28, 2011	$0.75	$0.00	5,304,500
Granted	$0.75-$1.00.		1,319,000
Cancelled	$0.75		(338,000)
Outstanding, February 29, 2012	$0.75-$1.00	$0.00	6,285,500

The exercise prices for the options outstanding at February 29, 2012, and information relating to these options is as follows:

Options Outstanding				Exercisable Options
Range of Exercise Price	Number	Weighted Average Remaining Life	Weighted Average Exercise Price	Weighted Average Remaining Life	Number	Weighted Average Exercise Price
$0.75 - $1.00	6,285,500	3.3 years	$0.80	3.3 years	5,056,444	$0.76

The weighted average fair values of the options on the date of grant for the year ended February 29, 2012 and February 28, 2011 were $0.38 per share and $0.48 per share, respectively.

During the year ended February 28, 2011, 1,400,000 employee stock options previously granted to our CEO under the 2006 Employee Stock Option Plan were re-characterized as warrants with the same terms and conditions.

A summary of the status of the Company’s non-vested shares as of February 29, 2012, and changes during the year ended February 29, 2012, is presented below:

Non-vested Shares	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at February 28, 2011	508,916	$0.48
Granted	1,319,000	$0.38
Vested	(350,912)	$0.48
Cancelled	(247,948)	$0.83

Non-vested at February 29, 2012	1,229,056	$0.38

As of February 29, 2012, there was $584,292 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 2.75 years.

Warrants

Activity in issued and outstanding warrants is as follows:

	Number of Shares	Exercise Prices
Outstanding, February 28, 2011	8,688,576	$0.75-$4.00
Granted	23,102,787	$1.00-$1.50
Expired	(781,625)	$1.00-$4.00
Outstanding, February 29, 2012	31,009,738	$0.75-$4.00

During the year ended February 29, 2012, the Company granted 9,400,000 warrants to certain employees & directors.  These warrants vest immediately, have an exercise price of $1.00, and have a five year life.  The grant date fair value of these warrants amounted to $3,562,578 which was calculated using the Black-Scholes option pricing model with the following assumptions:

Stock Warrants Granted	Risk free rate of return	Volatility	Dividend Yield	Expected Life
9,000,000	0.98%	78.99%	0%	5 years
400,000	0.625%	78.83%	0%	5 years

The exercise prices for the warrants outstanding at February 29, 2012, and information relating to these warrants is as follows:

Range of Exercise Prices	Stock Warrants Outstanding	Stock Warrants Exercisable	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price of Warrants Outstanding	Weighted-Average Exercise Price of Warrants Exercisable	Intrinsic Value
$1.00	6,225,000	5,825,000	55 months	$1.00	$1.00	$0.00
$1.00	16,722,787	16,722,787	53 months	$1.00	$1.00	$0.00
$1.50	155,000	155,000	49 months	$1.50	$1.50	$0.00
$0.75-1.50	2,693,286	2,693,286	35 months	$0.90	$0.90	$0.00
$0.75-1.25	1,314,710	1,314,710	29 months	$1.25	$1.25	$0.00
$1.50	1,900,000	1,900,000	27 months	$1.50	$1.50	$0.00
$1.00-$4.00	1,998,955	1,998,955	2 months	$3.90	$3.90	$0.00
	31,009,738	30,609,738

NOTE 11 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  During the years ended February 29, 2012 and February 28, 2011, the Company incurred losses of $14,153,704 and $11,196,018, respectively and had negative cash flows from operating activities of $7,231,575 and $6,152,868, respectively.
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

NOTE 12- INCOME TAXES

The Company did not record any income tax expense due to the net loss during the years ended February 29, 2012 and February 28, 2011. The actual tax benefit differs from the expected tax benefit computed by applying the combined United States corporate tax rate and the State of California tax rate of 40% to loss before income taxes as follows for the years ended February 29, 2012 and February 28, 2011:

	2012		2011
Current:	$
Federal		-	-
State		800	800

Total		800	800

Deferred
Federal		-	-
State		-	-

Total		-	-
Total Income Tax Provision
		$800	$800

The provision for income tax is included with other expense in the accompanying consolidated financial statements.

	2012	2011

Expected tax benefit	34.0%	34.0%
State income taxes, net of federal benefit	6.0	6.0
Changes in valuation allowance	(40.0)	(40.0)
Total	-%	- %

The following table summarizes the significant components of our deferred tax asset at February 29, 2012 and February 28, 2011:

	2012	2011
Deferred tax asset
Primarily relating to net operating loss carry-forwards, but also reserves for inventory and accounts receivable, stock-based compensation and other	$113,000,000	$110,000,000
Valuation allowance	(113,000,000)	(110,000,000)
Net deferred tax asset	$-	$-

We recorded an allowance of 100% for deferred tax assets due to the uncertainty of its realization.

At February 29, 2012, we had operating loss carry-forwards of approximately $332,000,000 for federal purposes, which expire through 2025, and $59,000,000 for state purposes, which expire through 2017.

We follow FASB ASC 740 related to uncertain tax positions. Under FASB ASC 740, the impact of an uncertain tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. At February 29, 2012 and February 28, 2011, we have no unrecognized tax benefits.

Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of February 29, 2012 and February 28, 2011, we have no accrued interest and penalties related to uncertain tax positions.

We are subject to taxation in the U.S. and California. Our tax years for 2009 and forward are subject to examination by our tax authorities. We are not currently under examination by any tax authority.

NOTE 13 - EMPLOYEE BENEFIT PLANS

We sponsor two employee benefit plans: The Employee Stock Ownership Plan (the "ESOP") and a 401(k) plan.

The ESOP is a qualified discretionary employee stock ownership plan that covers substantially all employees. We did not make any contributions to the ESOP during the years ended February 29, 2012 and February 28, 2011 respectively.

We sponsor a voluntary, defined contribution 401(k) plan. The plan provides for salary reduction contributions by employees and matching contributions by us of 100% of the first 4% of the employees' pre-tax contributions. The matching contributions included in expense were $65,934 and $70,103 for the years ended February 29, 2012 and February 28, 2011, respectively.

NOTE 14 - SEGMENT INFORMATION

We are a United States based company providing advanced technology products to various industries. The principal markets for our products are North America, Europe, and Asia.  All of our operating long-lived assets are located in the United States. We operate in one segment.

Total net revenues from customer geographical segments are as follows for the years ended February 29, 2012 and February 28, 2011:

	2012	2011

United States	$1,906,453	$1,866,723
Canada	488,688	842,780
Europe	93,855	76,876
Asia	846,989	653,580
Total	$3,335,985	$3,439,959