Form 10-K/A
period 2012-02-29
AURA SYSTEMS INC
filed 2012-07-03
CIK 826253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 29, 2012

OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ....................... to ..........................

        Commission file number: 000-17249

AURA SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware	95-4106894
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1310 E. Grand Ave.
El Segundo, California 90245
(Address of principal executive offices)

 Registrant's telephone number, including area code: (310) 643-5300

Former name, former address and former fiscal year, if changed since last report:  n/a

Name of each exchange on which registered: None
 Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐ No ☒

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

Explanatory Note

Aura Systems, Inc. (“we”, “us”, “Aura” or the “Company”) is filing this Amendment No. 1 (“Amendment”) on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended February 29, 2012 (the “Original Report”) originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 29, 2012.

We are filing this Amendment No. 1 on Form 10-K/A in order to clarify certain statements appearing in the seventh paragraph of our Liquidity and Capital Resources section on page 23 of our Original Report, which stated that in a subsequent event occurring in April 2012, we raised $5 million in a private placement of units.  The amended paragraph is set forth below.

This Amendment includes all of the information contained in the Original Report, and we have made no attempt in the Amendment to modify or update the disclosures presented in the Original Report, except as identified above.  The disclosures in the Amendment continue to speak as of the date of the Original Report, and do not reflect events occurring after the filing of the Original Report.  Accordingly, the Amendment should be read in conjunction with our other filings made with the Securities and Exchange Commission subsequent to the filing of the Original Report, including any amendments to those filings.  The filing of the Amendment shall not be deemed to be an admission that the Original Report, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

Amendment

In April 2012 we entered into a securities purchase agreement with an accredited investor for the purchase of units with each unit consisting of (1) one share of common stock of the Company, par value $0.0001, and (2) one share purchasable under a warrant, exercisable for 60 months at an exercise price of $1.25 per share, at a purchase price of $0.76 per unit and an aggregate purchase amount of $5 million.  We believe the forgoing financing agreement is valid and binding, and we currently anticipate a closing on $5 million of our offered units in the near future, however, we cannot provide any assurances at this time as to whether and closing will occur or when it will occur.  Other than the above, we have not yet received commitments as to the remainder of the $10 million offering, and no assurances can be given as to if or when we will be able to raise the full amount of the offering.

Special Note Regarding Forward-Looking Statements

            This Amendment contains forward-looking statements within the meaning of the federal securities laws.  Statements other than statements of historical fact included in this Amendment, including the statements under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business” and elsewhere in this Amendment regarding future events or prospects are forward-looking statements. The words “approximates,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans” “would  “should,” “may,” or other similar expressions in this Amendment, as well as other statements regarding matters that are not historical fact, constitute forward-looking statements. We caution investors that any forward-looking statements presented in this Amendment are based on the beliefs of, assumptions made by, and information currently available to, us. Such statements are based on assumptions and the actual outcome will be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control or ability to predict. Although we believe that our assumptions are reasonable, they are not guarantees of future performance and some will inevitably prove to be incorrect. As a result, our actual future results may differ from our expectations, and those differences may be material. Accordingly, investors should use caution in relying on forward-looking statements to anticipate future results or trends, and should carefully review the risk factors set forth in the Company’s filings with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AURA SYSTEMS, INC.

By: /s/ Melvin Gagerman
       Melvin Gagerman
       Chief Executive Officer

Date:  July 3, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signatures	Title	Date
/s/ Melvin Gagerman Melvin Gagerman	Chief Executive Officer, Acting Chief Financial Officer Director and Chairman of the Board (Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)	July 3, 2012

/s/ Arthur Schwartz	Director	July 3, 2012
Arthur Schwartz

/s/ Maurice Zeitlin	Director	July 3, 2012
Maurice Zeitlin

/s/ James Simmons	Director	July 3, 2012
James Simmons

/s/ Salvador Diaz-Verson, Jr.	Director	July 3, 2012
Salvador Diaz-Verson, Jr.

/s/ Roger L. Howsmon	Director	July 3, 2012
Roger L. Howsmon

/s/ Lon E. Bell	Director	July 3, 2012
Lon E. Bell