Form 10-Q
period 2012-05-31
AURA SYSTEMS INC
filed 2012-07-13
CIK 826253

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended.................................................May 31, 2012
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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Class	Outstanding June 30, 2012

Common Stock, par value $0.0001 per share	72,292,669 shares

AURA SYSTEMS, INC.

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AURA SYSTEMS, INC.
CONDENSED BALANCE SHEETS

(Unaudited)

	May 31, 2012	February 29, 2012
ASSETS
Current assets:
Cash and cash equivalents	$10,746	$6,260
Accounts receivable, net of allowance for doubtful accounts of $60,000 and $60,000 at May 31, 2012 and February 29, 2012, respectively	740,598	794,704
Inventory - current	1,000,000	1,000,000
Other current assets	378,422	535,768
Total current assets	2,129,766	2,336,732

Property, plant, and equipment, net	152,875	198,138
Inventory, non-current, net of allowance for obsolete inventory of $1,458,180 and $1,563,066 at May 31, 2012 and February 29, 2012, respectively	1,538,925	1,604,000

Total assets	$3,821,566	$4,138,870

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Bank overdraft	$-	$16,068
Accounts payable	964,913	770,507
Accrued expenses	1,235,389	1,019,959
Customer advances	37,253	57,211
Notes payable	150,000	150,000
Convertible notes payable, net of discount	1,139,137	1,064,644
Notes payable and accrued interest- related party	14,645,827	12,562,743

Total current liabilities	18,172,519	15,641,132

Convertible note payable, net of discount	-	96,786

Total liabilities	18,172,519	15,737,918

Commitments and contingencies

Stockholders' deficit :
Common stock, $0.0001par value; 150,000,000 shares authorized 72,292,669 and 71,942,669 issued and outstanding at May 31, 2012 and February 29, 2012	7,229	7,194
Additional paid-in capital	394,131,415	393,801,622
Accumulated deficit	(408,489,597)	(405,407,864)

Total stockholders' deficit	(14,350,953)	(11,599,048)

Total liabilities and stockholders' deficit	$3,821,566	$4,138,870

See accompanying notes to these Unaudited condensed financial statements.

AURA SYSTEMS, INC.

CONDENSED STATEMENTS OF OPERATIONS

FOR THREE MONTHS ENDED MAY 31, 2012 AND 2011

(Unaudited)

	May 31
	2012	2011
Net Revenues	$767,568	$951,171
Cost of goods sold	353,111	322,978
Gross Profit	414,457	628,193

Operating expenses:
Engineering, research and development expenses	316,491	273,409
Selling, general and administrative expenses	2,300,302	2,162,075
Total operating expenses	2,616793	2,435,484

Loss from operations	(2,202,336)	(1,807,291)

Other (income) and expense:
Interest expense, net	880,897	260,503
(Gain) Loss on settlement of debt and beneficial conversion	-	(25,136)
Other income, net	(1,500)	(15,852)
Total other (income) expense	879,397	219,515

Net Loss	$(3,081,733)	$(2,026,806)

Total basic and diluted loss per share	$(0.04)	$(0.03)
Weighted average shares used to compute basic and diluted loss per share	72,052,995	61,202,336

See accompanying notes to these Unaudited condensed financial statements.

AURA SYSTEMS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MAY 31, 2012 AND 2011
(Unaudited)

	2012	2011
Cash flow from operating activities:
Net Loss	$(3,081,733)	$(2,026,806)
Adjustments to reconcile Net loss to net cash used in operating activities
Depreciation Expense	45,263	46,268
Amortization of debt discount	590,207	-
(Gain) Loss on settlement of debt	-	(25,136)
Stock issued for services	266,000	-
Provision for inventory obsolescence	(104,886)	(60,851)
Amortization of prepaid shares	95,193
Stock options and warrants expense	63,828	44,182
(Increase) decrease in: Accounts receivable	54,106	(493,213)
Inventory	169,961	153,130
Other current assets and deposit	62,153	67,777
Increase (decrease) in:
Accounts payable, customer deposit and accrued expenses	656,894	722,692
Net cash used in operations	(1,183,014)	(1,571,957)

Financing activities:
Issuance of common stock	-	652,020
Proceeds from notes payable	-	312,000
Payments on notes payable	(612,500)	-
Proceeds from notes payable-related party, net	1,800,000	650,000

Net cash provided by financing activities:	1,187,500	1,614,020

Net increase in cash & cash equivalents	4,486	42,063

Cash and cash equivalents at beginning of period	6,260	104,815

Cash and cash equivalents at end of period	$10,746	$146,878
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	-	-
Income taxes	-	-

Unaudited supplemental disclosure of non-cash investing and financing activities:

None

See accompanying notes to these Unaudited condensed financial statements.

AURA SYSTEMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - ACCOUNTING POLICIES

Accounting principles

In the opinion of management, the accompanying balance sheets and related interim statements of income and comprehensive income, and cash flows include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the Company’s 2012 Form 10-K filed on May 29, 2012 with the U.S. Securities and Exchange Commission.

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

Recently Issued Accounting Pronouncements

On December 16, 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” This ASU requires disclosures to provide information to help reconcile differences in the offsetting requirements under U.S. GAAP and IFRS. The disclosure requirements of this ASU mandate that entities disclose both gross and net information about financial instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an enforceable master netting arrangement or similar agreement. ASU No. 2011-11 also requires disclosure of collateral received and posted in connection with master netting arrangements or similar arrangements. The scope of this ASU includes derivative contracts, repurchase agreements, and securities borrowing and lending arrangements. Entities are required to apply the amendments of ASU No. 2011-11 for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. All disclosures provided by those amendments are required to be provided retrospectively for all comparative periods presented. There is no material impact on the consolidated financial statements upon adoption.

On June 16, 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” This ASU eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. An entity can elect to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements. ASU No. 2011-05 also requires reclassifications of items out of accumulated other comprehensive income to net income to be measured and presented by income statement line item in both the statement where net income is presented and the statement where other comprehensive income is presented. However, on December 23, 2011, the FASB issued ASU No. 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” to defer this new requirement. There was no material impact on our financial statements upon adoption.

On May 12, 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This ASU amends U.S. generally accepted accounting principles (U.S. GAAP) and results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and international financial reporting standards (IFRS). The amendments in this ASU change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements; however, the amendment’s requirements do not extend the use of fair value accounting, and for many of the requirements, the FASB did not intend for the amendments to result in a change in the application of the requirements in the “Fair Value Measurement” Topic of the Codification. Additionally, ASU No. 2011-04 includes some enhanced disclosure requirements, including an expansion of the information required for Level 3 fair value measurements. There was no material impact on our consolidated financial statements upon adoption.

Reclassifications

Certain reclassifications have been made to the comparative financial statements to conform to the current period presentation.

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  During the three months ended May 31, 2012 and May 31, 2011, the Company incurred losses of $3,081,733 and $2,026,806, respectively and had negative cash flows from operating activities of $1,183,014 and $1,571,957, respectively.

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

NOTE 3 – INVENTORIES

Inventories, stated at the lower of cost (first in first out), or market consisted of the following:

	May 31, 2012	February 29, 2012

Raw materials	$1,923,258	$1,812,523
Finished goods	2,073,847	2,354,543

	3,997,105	4,167,066
Reserve for potential product obsolescence	(1,359,951)	(1,460,683)
Discount on long term inventory	(98,229)	(102,383)

	2,538,925	2,604,000
Non-current portion	(1,538,925)	(1,604,000)

Current portion	$1,000,000	$1,000,000

We assessed the net realize-ability and the related potential obsolescence of inventory. In accordance with this assessment, management has recorded a reserve of $1,359,951 and $1,460,683 as of May 31, 2012 and February 29, 2012, respectively. Management has also recorded a discount on long term inventory of $98,229 and $102,383 as of May 31, 2012 and February 29, 2012, respectively.

NOTE 4 – OTHER CURRENT ASSETS

Other assets of $378,422 and $535,768 are primarily comprised short term deposits of $253,151 and $353,344 as of May 31, 2012 and February 29, 2012.

NOTE 5 – PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consisted of the following:

	May 31, 2012	February 29, 2012

Machinery and equipment	$964,111	$964,111
Furniture and fixtures	163,302	163,302
Leasehold improvements	485,080	485,080
	1,612,493	1,612,493
Less accumulated depreciation	(1,459,618)	(1,414,355)
Property, plant and equipment, net	$152,875	$198,138

Depreciation expense was $45,263 and $46,268 for the three months ended May 31, 2012 and May 31, 2011, respectively.

NOTE 6 – NOTES PAYABLE

Notes payable consisted of the following:

	May 31, 2012	February 29, 2012

Demand note payable, at 10%	$150,000	$150,000
Senior secured convertible note dated September 23, 2011, due March 23, 2013, with 12 monthly payments commencing April 23, 2012 of $306,250 per month. The notes have a stated interest rate of 0%, with prepaid interest of $175,000. Balance net of Beneficial Conversion Feature	1,139,137	1,161,430
	1,289,137	1,311,430

Less: Current portion	$1,289,137	$1,214,644

Long-term portion	$-	$96,786

CONVERTIBLE DEBT

On September 23, 2011, Aura Systems, Inc. entered into purchase agreements to sell convertible notes with a total principal value of $3,675,000 and warrants to purchase shares of common stock.  The notes have a 1.5 year maturity date and are convertible into shares of common stock at the initial conversion price of $0.75 per share.  The warrants entitle the investors to acquire 4,900,000 and 490,000 shares and have an initial exercise price of $1 and $0.75 per share, respectively, and have a 5 year term. The proceeds of Convertible note were assigned between warrants and convertible note per ASC 470-20. The company recorded $175,000 as a discount (prepaid interest), $1,006,482 as capitalized financing cost and a discount of $1,790,482 on shares to be issued upon conversion of the note into equity. This discount (prepaid interest), capitalized finance cost and discount will be amortized over the life of the note.

NOTE 7 – NOTES PAYABLE – RELATED PARTY

At May 31, 2012 the balance consists of $12,225,000 of unsecured notes payable plus accrued interest of $2,420,827 to a member of our Board of Directors, payable on demand, bearing interest at a rate of 10% per annum. The notes are subordinated to the Convertible Debt we enterd into on September 23, 2011.  During the three months ended May 31, 2012 and May 31, 2011, interest amounting to $283,084 and $223,132 respectively, was incurred on these notes.

NOTE 8 - ACCRUED EXPENSES

Accrued expenses consisted of the following:

	May 31, 2012	February 29, 2012

Accrued payroll and related expenses	$1,211,114	$993,652
Accrued interest	3,846	82
Other	20,429	26,225
Total	$1,235,389	$1,019,959

Accrued payroll and related expenses consisted primarily of salaries accrued but not paid to certain employees. As of May 31, 2012 and February 29, 2012, these amounts total $877,161 and $524,989, respectively. Also included in this amount is accrued vacation expense of $328,314 and $306,582 at May 31, 2012 and February 29, 2012, respectively.

NOTE 9–SHAREHOLDERS’ EQUITY

Common Stock

During the three months ended May 31, 2012, we issued 350,000 shares of Common Stock for services rendered valued at $266,000.

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

Employee Stock Options

During the three months ended May 31, 2012, the Company granted 39,000 options to certain employees.  These options vest over three years, have an exercise price of $0.75, and have a five year life.  The grant date fair value of these options amounted to $12,270 which was calculated using the Black-Scholes option pricing model with the following assumptions:  risk free rate of return of 0.89%, volatility of 73.2%, a dividend yield of 0%, and an expected life of 5 years.

In September, 2006, our Board of Directors adopted the 2006 Employee Stock Option Plan. Activity in this plan is as follows:

	2006 Plan

	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Number of Options

Outstanding, February 29, 2012	$0.75-$1.00	$0.00	6,628,500
Granted	$0.75		39,000
Outstanding, May 31, 2012	$0.75-$1.00	$0.00	6,307,500

The exercise prices for the options outstanding at May 31, 2012, and information relating to these options is as follows:

Options Outstanding				Exercisable Options
Range of Exercise Price	Number	Weighted Average Remaining Life	Weighted Average Exercise Price	Weighted Average Remaining Life	Number	Weighted Average Exercise Price
$0.75-$1.00	6,307,500	2.5 years	$0.80	2.1 years	5,198,813	$0.77

Warrants

Activity in issued and outstanding warrants is as follows:

	Number of Shares	Exercise Prices
Outstanding, February 29, 2012	31,009,738	$0.75-$4.00
Expired	(390,683)	$4.00
Outstanding, May 31, 2012	30,619,055	$0.75-$4.00

The exercise prices for the warrants outstanding at May 31, 2012, and information relating to these warrants is as follows:

Range of Exercise Prices	Stock Warrants Outstanding	Stock Warrants Exercisable	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price of Warrants Outstanding	Weighted-Average Exercise Price of Warrants Exercisable	Intrinsic Value
$0.75-$1.00	6,225,000	6,225,000	52 months	$0.99	$0.99	$0.00
$1.00	16,722,787	16,722,787	51 months	$1.00	$1.00	$0.00
$1.50	155,000	155,000	46 months	$1.50	$1.50	$0.00
$0.75-1.50	1,109,198	1,109,198	43 months	$1.17	$1.17	$0.00
$1.50	156,000	156,000	39 months	$1.50	$1.50	$0.00
$1.50	704,000	704,000	38 months	$1.50	$1.50	$0.00
$1.50	350,642	350,642	35 months	$1.50	$1.50	$0.00
$0.75-$2.00	58,000	58,000	31 months	$1.78	$1.78	$0.00
$2.00	725,721	725,721	28 months	$2.00	$2.00	$0.00
$0.75-2.00	3,650,000	3,650,000	25 months	$1.03	$1.03	$0.00
$3.00	170,000	170,000	18 months	$3.00	$3.00	$0.00
$3.00-$4.00	592,707	592,707	3 months	$3.58	$3.58	$0.00
	30,619,055	30,619,055

NOTE 10 –INCOME TAXES

Our effective tax rates were approximately 0.0% for the three months ended May 31, 2012 and 2011. Our effective tax rate was lower than the U.S. federal statutory rate primarily due to the fact that we record a full valuation allowance against our deferred tax assets, which is primarily comprised of net operating losses.

NOTE 11 - SEGMENT INFORMATION

We are a United States based company providing advanced technology products to various industries. The principal markets for our products are North America, Europe, and Asia.  All of our operating long-lived assets are located in the United States. We operate in one segment.

Total net revenues from customer geographical segments are as follows for the three months ended May 31, 2012 and 2011:

	2012	2011

United States	$500,368	$781,808
Canada	21,050	89,907
Europe	61,664	51,124
Asia	148,042	28,332
Other	36,444	-
Total	$767,568	$951,171

NOTE 12 – SIGNIFICANT CUSTOMERS

Concentration Risk

In the three months ended May 31, 2012, we sold AuraGen related products to four significant customers whose sales comprised 21%, 19%, 10% and 9% of net sales, respectively. Net accounts receivable from these customers at May 31, 2012 were $110,625, $467,125, $3,864 and $71,688 respectively. These customers are not related to or affiliated with us. In the three months ended May 31, 2011, we sold AuraGen related products to three significant customers whose sales comprised 53.5%, 14.7%, and 7.9% of net sales, respectively.  Net accounts receivable from these customers were $508,718, $140,276 and $37,500, respectively. These customers are not related to or affiliated with us.

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

For further information regarding these and other risks and uncertainties, we refer you to Part I, Item 1A of our Form 10-K for the fiscal year ended February 29, 2012.

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

Our financial statements included in this report have been prepared on the assumption that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, as a result of our losses from operations, there is substantial doubt about our ability to continue as a going concern. Our independent auditors, in their report on the Company’s financial statements for the year ended February 29, 2012 expressed substantial doubt about the Company’s ability to continue as a going concern.   The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that August result from our possible inability to continue as a going concern.

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

Results of Operations

Three months ended May 31, 2012 compared to three months ended May 31, 2011

Net revenues for the three months ended May 31, 2012 (the “First Quarter FY2013”) decreased $183,603 to $767,568 from $951,171 in the three months ended May 31, 2011 (the “First Quarter FY2012”), a decrease of 19%. Our customers typically order on an as needed basis and therefore our sales can fluctuate substantially between periods based on our customers’ needs at a given time.

Cost of goods increased $30,133 (9%) to $353,111 in the First Quarter FY2013 from $322,978 in the First Quarter FY2012. The increase in cost of goods is primarily a result of differences in gross margins between the 8kW and 5kW systems, and a contract in the prior year quarter with a higher gross margin.

Engineering, research and development expenses increased $43,082 (16%) to $316,491 in the First Quarter FY2013 from $273,409 in the First Quarter FY 2012. In the past, we have reduced our expenditures in this area due to our financial situation, but as previously stated we intend to increase our expenditures in this area in the future.

Selling, general and administrative expense increased $138,227 (6%) to $2,300,302 in the First Quarter FY2013 from $2,162,075 in the First Quarter FY2012. The increase is primarily attributable to an increase in non-cash charges of approximately $266,000 for consulting services paid for in stock, partially offset by a reduction in salaries primarily attributable to the departure of our President in the second quarter of fiscal 2012.

 Net interest expense in the First Quarter FY2013 increased $620,394 (238%) to $880,897 from $260,503 in the First Quarter FY2013 as a result of our increased debt levels, primarily our 10% demand note payable to a member of our Board of Directors, and the amortization of the debt discount, warrant expense and beneficial conversion feature of $590,207 on the financing completed in the third quarter.

Our net loss for the First Quarter FY2013 increased $991,927 to $3,018,733 from $2,026,806 in the First Quarter FY2012, primarily as a result of the increase in the interest expense noted above of $620,394, and the lower gross profit of $213,736.

Liquidity and Capital Resources

We had cash of approximately $11,000 and $6,000 as of May 31, 2012, and February 29, 2012, respectively.  We had a working capital deficit at May 31, 2012, and February 29, 2012 of $16,042,753 and $13,304,400, respectively. The working capital deficit includes notes payable and accrued interest to related parties of $14,645,827 and $12,562,743 as of May 31 and February 29, 2012, respectively.  As of May 31, 2012, we had accounts receivable, net of allowance for doubtful accounts, of $740,598 compared to $794,704 as of February 29, 2012.

Net cash used in operations for the three months ended May 31, 2012, was $1,183,014, a decrease of $388,943 from the comparable period in the prior fiscal year. Net cash provided by financing activities during the three months ended May 31, 2012, was $1,187,500, resulting from net proceeds from notes payable.

There were no acquisitions of property and equipment in the three months FY 2013or the three months FY 2012.

Accrued expenses as of May 31, 2012 increased $215,430 to $1,235,389 from $1,019,959 as of February 29, 2012. Approximately $790,000 of accrued expenses is salaries accrued but unpaid to certain employees and ex-employees due to a lack of resources, and approximately $330,000 is accrued but unused vacation time earned by employees.

Net proceeds from the issuance of debt totaled $1,187,500 in the three months FY 2013, compared with $1,614,020 in the three months FY 2012. Debt proceeds of $1,800,000 in the three months of FY2013 were from a member of our Board of Directors, and debt repayments totaling $612,500 were made on the $3.5 million financing completed in the third quarter fiscal 2012. As of June 30, 2012, the total amount owing our board member is $12,525,000 plus accrued interest of approximately $2,525,000.  The notes are subordinated to the Convertible Debt we entered into on September 23, 2011.   If the Board member were to demand repayment, we do not currently have the resources to make the payment.

The Company had a deficit of $14,350,953 in shareholders’ equity as of May 31, 2012, compared to $11,599,048 as of February 29, 2012. The deficit includes approximately $12.3 million of non-cash expenses resulting from charges for stock option and warrant expense for fiscal years 2008 through the first three months of fiscal year 2013.

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

Capital Transactions

During the three months ended May 31, 2012, we issued 350,000 shares of Common Stock for services rendered valued at $266,000.

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

Early in our AuraGen® program, we determined it was most cost-effective to outsource production of components and subassemblies to volume-oriented manufacturers, rather than produce these parts in house. As a result of this decision, and based on then anticipated sales, we purchased, prior to fiscal 2001, a substantial inventory of components at volume prices. Since sales did not meet such expectations, we have been selling product from this inventory for several years. Management has analyzed its inventories based on its current business plan, current potential orders for future delivery, and pending proposals with prospective customers and has determined that we do not expect to realize all of its inventories within the next year. The net inventories as of May 31 and February 29, 2012, which are not expected to be realized within a 12-month period have been reclassified as long term.

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

ITEM 4T.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit, is recorded, processed, summarized and reported, within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.   Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures and have concluded, as of May 31, 2012, that they were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended May 31, 2012, which have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended May 31, 2012, we issued 350,000 shares of Common Stock for services rendered valued at $266,000.

All of the sales of unregistered securities are believed to be exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 as these offerings were a private placement to a limited number of qualified investors without public solicitation or advertising.

ITEM 6.  Exhibits

10.68	Demand Promissory Note dated March 22, 2012 by and between the Company and Warren Breslow in the original principal amount of $300,000.
10.69	Demand Promissory Note dated March 23, 2012 by and between the Company and Warren Breslow in the original principal amount of $200,000.
10.70	Demand Promissory Note dated April 5, 2012 by and between the Company and Warren Breslow in the original principal amount of $200,000.
10.71	Demand Promissory Note dated April 23, 2012 by and between the Company and Warren Breslow in the original principal amount of $400,000.
10.72	Demand Promissory Note dated May 3, 2012 by and between the Company and Warren Breslow in the original principal amount of $400,000.
10.73	Demand Promissory Note dated May 24, 2012 by and between the Company and Warren Breslow in the original principal amount of $300,000.
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

Date: July 13, 2012

By:    /s/ Melvin Gagerman

Melvin Gagerman

Chief Financial Officer

(Principal Financial and Accounting Officer

and Duly Authorized Officer)