Form 10-Q
period 2012-08-31
AURA SYSTEMS INC
filed 2012-10-15
CIK 826253

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended.................................................August 31, 2012
OR

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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Class	Outstanding September 30, 2012

Common Stock, par value $0.0001 per share	72,699,610 shares

AURA SYSTEMS, INC.

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AURA SYSTEMS, INC.
CONDENSED BALANCE SHEETS

(Unaudited)

	August 31, 2012	February 29, 2012
ASSETS
Current assets:
Cash and cash equivalents	$39,375	$6,260
Accounts receivable, net of allowance for doubtful accounts of $50,000 and $60,000 at August 31, 2012 and February 29, 2012, respectively	118,183	794,704
Inventory - current	1,000,000	1,000,000
Other current assets	556,972	535,768
Total current assets	1,714,530	2,336,732

Property, plant, and equipment, net	107,611	198,138
Inventory, non-current, net of allowance for obsolete inventory of $1,420,998 and $1,563,066 at August 31, 2012 and February 29, 2012, respectively	1,558,126	1,604,000

Total assets	$3,380,267	$4,138,870

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Bank overdraft	$-	$16,068
Accounts payable	927,235	770,507
Accrued expenses	1,263,921	1,019,959
Customer advances	212,771	57,211
Notes payable	455,000	150,000
Convertible notes payable, net of discount	810,594	1,064,644
Notes payable and accrued interest- related party	16,016,834	12,562,743

Total current liabilities	19,686,355	15,641,132

Convertible note payable, net of discount	-	96,786
Convertible promissory note Payable, net of discount	692,984	-

Total liabilities	20,379,339	15,737,918

Commitments and contingencies

Stockholders' deficit :
Common stock, $0.0001par value; 150,000,000 shares authorized 72,699,610 and 71,942,669 issued and outstanding at August 31, 2012 and February 29, 2012	7,270	7,194
Additional paid-in capital	394,831,151	393,801,622
Accumulated deficit	(411,837,493)	(405,407,864)

Total stockholders' deficit	(16,999,072)	(11,599,048)

Total liabilities and stockholders' deficit	$3,380,267	$4,138,870

See accompanying notes to these Unaudited condensed financial statements.

AURA SYSTEMS, INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2012 AND 2011
(Unaudited)

	Three Months		Six Months
	2012	2011	2012	2011
Net Revenues	$303,904	$615,599	$1,071,472	$1,566,770

Cost of goods sold	106,915	333,168	460,026	656,146

Gross Profit	196,989	282,431	611,446	910,624

Expenses
Engineering, research and development expenses	380,201	382,371	696,692	655,780
Selling, general and administrative expenses	2,227,156	5,697,564	4,527,458	7,859,639
Total costs and expenses	2,607,357	6,079,935	5,224,150	8,515,419

Loss from operations	(2,410,368)	(5,797,504)	(4,612,704)	(7,604,795)

Other (income) and expense
Interest expense, net	944,198	243,483	1,825,095	503,986
(Gain) loss on settlement of debt	-	(241,619)	-	(266,754)
Other (income) expense, net	(6,666)	900	(8,166)	(14,952)
Total other (income) expense	937,532	2,764	1,816,929	222,280
Net Loss	$(3,347,900)	$(5,800,268)	$(6,429,633)	$(7,827,075)

Total basic and diluted loss per share	$(0.05)	$(0.09)	$(.09)	$(0.13)
Weighted average shares used to compute basic and diluted income (loss) per share	72,345,446	64,196,117	72,199,221	62,699,227

*Weighted average number of shares used to compute basic and diluted loss per share is the sme since the effect of the dilutive securities is anti-dilutive.

See accompanying notes to these Unaudited condensed financial statements.

AURA SYSTEMS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED AUGUST 31, 2012 AND 2011
(Unaudited)

	2012	2011
Cash flow from operating activities:
Net Loss	$(6,429,633)	$(7,827,075)
Adjustments to reconcile Net loss to net cash used in operating activities
Depreciation Expense	90,527	92,176
Bad debt expense	(4,227)	-
Amortization of debt discount	1,196,025	-
(Gain) Loss on settlement of debt	-	(266,754)
Stock issued for services	266,000	-
Provision for inventory obsolescence	(142,068)	(116,720)
Amortization of prepaid shares	268,206	-
Fair market value of stock options granted	131,707	3,512,127
(Increase) decrease in: Accounts receivable	680,748	(185,622)
Inventory	187,942	301,457
Other current assets and deposit	(289,410)	133,891
Increase (decrease) in:
Accounts payable, customer deposit and accrued expenses	1,151,548	1,326,985
Net cash used in operations	(2,892,635)	(3,029,535)

Financing activities:
Issuance of common stock	152,000	1,221,020
Proceeds from notes payable	1,455,000	312,000
Payments on notes payable	(1,531,250)	(30,000)
Proceeds from notes payable-related party, net	2,850,000	1,475,000

Net cash provided by financing activities:	2,925,750	2,978,020

Net increase(decrease) in cash & cash equivalents	33,115	(51,515)

Cash and cash equivalents at beginning of period	6,260	104,815

Cash and cash equivalents at end of period	$39,375	$53,300
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	-	$8,761
Income taxes	-	-

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

Recently Issued Accounting Pronouncements

In December 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”), to improve reporting and transparency of offsetting (netting) assets and liabilities and the related affects on the financial statements. ASU 2011-11 is effective for fiscal years and interim periods within those years beginning after January 1, 2013. All disclosures provided by those amendments are required to be provided retrospectively for all comparative periods presented. We are currently evaluating the impact of this new ASU.

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

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  During the six months ended August 31, 2012 and August 31, 2011, the Company incurred losses of $6,429,633 and $7,827,075, respectively and had negative cash flows from operating activities of $2,892,635 and $3,029,535, respectively.

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

NOTE 3 – INVENTORIES

Inventories, stated at the lower of cost (first in first out), or market consisted of the following:

	August 31, 2012	February 29, 2012

Raw materials	$2,021,321	$1,812,523
Finished goods	1,957,803	2,354,543

	3,979,124	4,167,066
Reserve for potential product obsolescence	(1,321,543)	(1,460,683)
Discount on long term inventory	(99,455)	(102,383)

	2,558,126	2,604,000
Non-current portion	(1,558,126)	(1,604,000)

Current portion	$1,000,000	$1,000,000

We assessed the net realize-ability and the related potential obsolescence of inventory. In accordance with this assessment, management has recorded a reserve of $1,321,543 and $1,460,683 as of August 31, 2012 and February 29, 2012, respectively. Management has also recorded a discount on long term inventory of $99,455 and $102,383 as of August 31, 2012 and February 29, 2012, respectively.

NOTE 4 – OTHER CURRENT ASSETS

Other assets of $556,972 and $535,768 are primarily comprised short term deposits of $157,958 and $353,344 as of August 31, 2012 and February 29, 2012.

NOTE 5 – PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consisted of the following:

	August 31, 2012	February 29, 2012

Machinery and equipment	$964,111	$964,111
Furniture and fixtures	163,302	163,302
Leasehold improvements	485,080	485,080
	1,612,493	1,612,493
Less accumulated depreciation	(1,504,882)	(1,414,355)
Property, plant and equipment, net	$107,611	$198,138

Depreciation expense was $90,527 and $92,176 for the six months ended August 31, 2012 and August 31, 2011, respectively.

NOTE 6 – NOTES PAYABLE

Notes payable consisted of the following:

	August 31, 2012	February 29, 2012

Demand notes payable, at 10%	$455,000	$150,000
Convertible Promissory Note dated August 10, 2012, due August 10, 2017, convertible into shares of our common stock at a price of $0.76 per share. The notes carry an interest rate of 7% with interest only payments due on the 10th of each month with the principal payment due on the maturity date.	692,984	-
Senior secured convertible note dated September 23, 2011, due March 23, 2013, with 12 monthly payments commencing April 23, 2012 of $306,250 per month. The notes have a stated interest rate of 0%, with prepaid interest of $175,000. Balance net of Beneficial Conversion Feature	810,594	1,161,430
	1,958,578	1,311,430

Less: Current portion	$1,265,594	$1,214,644

Long-term portion	$692,984	$96,786

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

CONVERTIBLE PROMISSORY NOTE

At August 31, 2012 and February 29, 2012, the other convertible promissory note payable amounted to $692,984 and Nil, respectively, net of discounts of $307,016 and Nil, respectively. The convertible note (the “Note”) bears interest at 7% per annum, and is convertible into common stock of the Company at $0.76 per share (as well as variable conversion rates as described below). The note is due on August 10, 2017 and is unsecured.

7% Convertible Promissory Note:

On August 10, 2012 the Company entered into an agreement with the individual (the “holder”) for the sale of $1,000,000 of unsecured Convertible Promissory Note (the “Note”) to the holder. The Convertible Promissory Note balance together with all accrued interest thereon shall be due and payable on August 10, 2017 and the annual interest rate is 7% per annum and are due to be repaid 5 years from the closing date.  The Note holder will receive interest on the unpaid principal amount payable monthly in arrears on the tenth day of each calendar month commencing September 10, 2012. Interest shall be computed on the actual number of days elapsed over a 360-day year. The Holder has the right from and after the Date of Issuance, and until any time until the Convertible promissory note is fully paid, to convert any outstanding and unpaid principal portion of the Convertible promissory note into shares of Common.

The Convertible Note has a variable conversion price. If, at any time while the Note remains outstanding, the Company issues or sells any Convertible Securities and the lowest price per share for which one share of Common Stock is issuable upon the conversion, exercise or exchange thereof is less than the then Conversion Price of the Note (such lower price, the "Dilutive Price"), then the Conversion Price of this Note shall be adjusted to reflect such Dilutive Price. Such adjustment shall be made upon the issuance or sale of the Convertible Security bearing a dilutive price. In the event of default for the Note, the amount of principal and interest not paid when due becomes immediately due and payable.

The Company has valued the derivative liability for the convertible promissory note using the Black – Sholes model as of August 10, 2012 and August 31, 2012.

As of August 31, 2012 the fair value of the conversion features subject to derivative accounting was $322,627. The value of the conversion feature as of August 31, 2012 was determined using the Black-Scholes method based on the following assumptions: (1) risk free interest rate of 0.59%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 71.33%; and (4) expected life of the conversion features of 5 year.

NOTE 7 - ACCRUED EXPENSES

Accrued expenses consisted of the following:

	August 31, 2012	February 29, 2012

Accrued payroll and related expenses	$1,244,140	$993,652
Accrued interest	7,257	82
Other	12,524	26,225
Total	$1,263,921	$1,019,959

Accrued payroll and related expenses consisted primarily of salaries accrued but not paid to certain employees. As of August 31, 2012 and February 29, 2012, these amounts total $758,560 and $524,989, respectively. Also included in this amount is accrued vacation expense of $381,835 and $306,582 at August 31, 2012 and February 29, 2012, respectively.

NOTE 8–SHAREHOLDERS’ EQUITY

Common Stock

During the six months ended August 31, 2012, we issued 350,000 shares of Common Stock for services rendered valued at $266,000, 200,000 shares of common stock for consideration of $152,000, and 206,941 shares upon conversion of $157,276 of notes payable and accrued interest.

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

Employee Stock Options

During the six months ended August 31, 2012, the Company granted 564,000 options to certain employees.  These options vest over three years, have an exercise price of $0.75, and have a five year life.  The grant date fair value of these options amounted to $146,893 which was calculated using the Black-Scholes option pricing model with the following assumptions:  risk free rate of return of 0.69%, volatility of 73.3%, a dividend yield of 0%, and an expected life of 5 years.

In September, 2006, our Board of Directors adopted the 2006 Employee Stock Option Plan. Activity in this plan is as follows:

	2006 Plan

	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Number of Options

Outstanding, February 29, 2012	$0.75-$1.00	$0.00	6,268,500
Cancelled	$0.75		(313,000)
Granted	$0.75		564,000
Outstanding, August 31, 2012	$0.75-$1.00	$0.00	6,519,500

The exercise prices for the options outstanding at August 31, 2012, and information relating to these options is as follows:

Options Outstanding				Exercisable Options
Range of Exercise Price	Number	Weighted Average Remaining Life	Weighted Average Exercise Price	Weighted Average Remaining Life	Number	Weighted Average Exercise Price
$0.75-$1.00	6,519,500	2.78 years	$0.80	2.29 years	5,027,168	$0.77

Warrants

Activity in issued and outstanding warrants is as follows:

	Number of Shares	Exercise Prices
Outstanding, February 29, 2012	31,009,738	$0.75-$4.00
Granted	406,941	$1.00
Expired	(523,595)	$4.00
Outstanding, August 31, 2012	30,893,084	$0.75-$4.00

The exercise prices for the warrants outstanding at August 31, 2012, and information relating to these warrants is as follows:

Range of Exercise Prices	Stock Warrants Outstanding	Stock Warrants Exercisable	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price of Warrants Outstanding	Weighted-Average Exercise Price of Warrants Exercisable	Intrinsic Value
$1.00	406,941	406,941	59 months	$1.00	$1.00	$0.00
$0.75-$1.00	6,225,000	6,225,000	49 months	$0.99	$0.99	$0.00
$1.00	16,722,787	16,722,787	48 months	$1.00	$1.00	$0.00
$1.50	155,000	155,000	43 months	$1.50	$1.50	$0.00
$0.75-1.50	1,109,198	1,109,198	40 months	$1.17	$1.17	$0.00
$1.50	156,000	156,000	36 months	$1.50	$1.50	$0.00
$1.50	704,000	704,000	35 months	$1.50	$1.50	$0.00
$1.50	350,642	350,642	32 months	$1.50	$1.50	$0.00
$0.75-$2.00	58,000	58,000	28 months	$1.78	$1.78	$0.00
$2.00	725,721	725,721	25 months	$2.00	$2.00	$0.00
$0.75-2.00	3,650,000	3,650,000	22 months	$1.03	$1.03	$0.00
$3.00	170,000	170,000	15 months	$3.00	$3.00	$0.00
$3.00-$4.00	459,795	495,795	1 months	$3.46	$3.46	$0.00
	30,893,084	30,893,084

NOTE 9 –INCOME TAXES

Our effective tax rates were approximately 0.0% for the six months ended August 31, 2012 and 2011. Our effective tax rate was lower than the U.S. federal statutory rate primarily due to the fact that we record a full valuation allowance against our deferred tax assets, which is primarily comprised of net operating losses.

NOTE 10 - SEGMENT INFORMATION

We are a United States based company providing advanced technology products to various industries. The principal markets for our products are North America, Europe, and Asia.  All of our operating long-lived assets are located in the United States. We operate in one segment.

Total net revenues from customer geographical segments are as follows for the six months ended August 31, 2012 and 2011:

	2012	2011

United States	$753,315	$1,073,437
Canada	31,366	393,554
Europe	63,316	52,524
Asia	187,031	29,487
Other	36,444	17,768
Total	$1,071,472	$1,566,770

NOTE 11 – SIGNIFICANT CUSTOMERS

Concentration Risk

In the six months ended August 31, 2012, we sold AuraGen related products to four significant customers whose sales comprised 25%, 15%, 8% and 8% of net sales, respectively. Net accounts receivable from these customers at August 31, 2012 were $50,242, $0, $11,227 and $0 respectively. These customers are not related to or affiliated with us. In the six months ended August 31, 2011, we sold AuraGen related products to three significant customers whose sales comprised 53.5%, 14.7%, and 7.9% of net sales, respectively.  Net accounts receivable from these customers were $508,718, $140,276 and $37,500, respectively. These customers are not related to or affiliated with us.

NOTE 12 – NOTES PAYABLE – RELATED PARTY

At August 31, 2012 the balance consists of $13,275,000 of unsecured notes payable plus accrued interest of $2,741,834 to a member of our Board of Directors, payable on demand, bearing interest at a rate of 10% per annum. The notes are subordinated to the Convertible Debt we entered into on September 23, 2011. During the six months ended August 31, 2012 and August 31, 2011, interest amounting to $604,091 and $459,417 respectively, was incurred on these notes.

During the six months period ended August 31, 2012, Aura Systems made advances for legal fees of $170,000 to a law firm of a relative of a major shareholder of the Company.

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

Our current level of sales reflects our efforts to introduce a new product into the marketplace. Until recently, many purchases of the product were for evaluation purposes. Recently we started to receive repeat orders for larger quantities as different organizations are integrating our products into their vehicles. We seek to achieve profitable operations by obtaining market acceptance of the AuraGen® as a competitive - if not superior - product providing mobile power anywhere anytime. There can be no assurance that this success will be achieved.

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

Inventory Valuation and Classification

Inventories consist primarily of components and completed units for our AuraGen® product. Inventories are valued at the lower of cost (first-in, first-out) or market. Provision is made for estimated amounts of current inventories that will ultimately become obsolete due to changes in the product itself or vehicle engine types that go out of production. We are holding inventories in excess of what we expect to sell in the next fiscal year. The net inventories which are not expected to be realized within a 12-month period based on current sales forecasts have been reclassified as long term. Management believes that existing inventories can, and will, be sold in the future without significant costs to upgrade it to current models and that the valuation of the inventories, classified both as current and long-term assets, accurately reflects the realizable values of these assets. The AuraGen® product being sold currently is not technologically different from those in current use. Existing finished goods inventories can be upgraded to the current model with only a small amount of materials and manpower. We make these assessments based on the following factors: i) existing orders, ii) age of the inventory, iii) historical experience and iv) our expectations as to future sales. If expected sales volumes do not materialize, there would be a material impact on our financial statements.

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

Results of Operations

Six months ended August 31, 2012 compared to six months ended August 31, 2011

Six months ended August 31, 2012 compared to six months ended August 31, 2011Net revenues for the six months ended August 31, 2012 (the “Six months FY2013”) decreased $495,298 to $1,071,472 from $1,566,770 in the six months ended August 31, 2011 (the “Six months FY2012”), a decrease of 32%. The decrease is primarily attributable to (i) the interruption of production due to the need to move and consolidate our two facilities in El Segundo, California into one facility which is now completed, and to a lessor degree to (ii)a decrease in sales to one ongoing customers.   has gone through a restructuring, and temporarily suspended placing orders with us, but has indicated they are going to resume purchases. Our customers typically order on an as needed basis and therefore our sales can fluctuate substantially between periods based on our customers’ needs at a given time.

Cost of goods decreased $196,120 (30%) to $460,026 in the Six months FY2013 from $656,146 in the Six months FY2012. The decrease in cost of goods is a result of (i) higher margin product being shipped and (ii) the decrease in sales for the period.

Engineering, research and development expenses increased $40,912 (6%) to $696,692 in the Six months FY2013 from $655,780 in the Six months FY 2012.  In the past, we have reduced our expenditures in this area due (i)our financial situation, and (ii) due to reduced efforts in developments of new configurations.  With major new contracts and customers we now intend to increase our expenditures in this area in the near future.

Selling, general and administrative expense decreased $3,332,181 (42%) to $4,527,458 in the Six months FY2013 from $7,859,639 in the Six months FY2012. The decrease is primarily attributable to a decrease in non-cash charges of approximately $3,810,000 for stock option expense, partially offset by an increase in marketing expenses of approximately $264,500.

 Net interest expense in the Six months FY2013 increased $1,321,109 (262%) to $1,825,095 from $503,986 in the Six months FY2013 as a result of our increased debt levels, primarily our 10% demand note payable to a member of our Board of Directors, non-cash the amortization of the debt discount, warrant expense and beneficial conversion feature of $1,180,414 on the financing completed in the third quarter of FY2012 and the non-cash amortization of $15,611 of the debt discount on the convertible note entered into in August 2012.

Our net loss for the Six months FY2013 decreased $1,397,442 to $6,429,633 from $7,827,075 in the Six months FY2012, primarily as a result of the decrease in stock option expense of $3,810,066, partially offset by the  increase in the interest expense noted above of $1,305,498.  This net loss included $1,196,025 in amortization expenses described above.

Three months ended August 31, 2012 compared to three months ended August 31, 2011

Net revenues for the three months ended August 31, 2012 (the “Second Quarter FY2013”) decreased $311,695 to $303,904 from $615,599 in the three months ended August 31, 2011 (the “Second Quarter FY2012”), a decrease of 51%. The decrease is primarily attributable to a decrease in sales to a single customer that has gone through a restructuring, but has now indicated they are going to resume purchases. These customers are ongoing customers, but do not order on a regular basis.

Cost of goods decreased $226,253 (68%) to $106,915 in the Second Quarter FY2013 from $333,168 in the Second Quarter FY2012. The decrease in cost of goods is primarily a result of the decrease in sales, combined with the differences in gross margins between the 8kW and 5kW systems.

Engineering, research and development expenses decreased $2,170 (.6%) to $380,201 in the Second Quarter FY2013 from $382,371 in the Second Quarter FY 2012. These expenses have decreased substantially in prior periods, but are expected to increase in future periods.

Selling, general and administrative expense decreased $3,470,408 (61%) to $2,227,156 in the Second Quarter FY2013 from $5,697,564 in the Second Quarter FY2012. The decrease is primarily attributable to non-cash charges of $3,467,945 for employee stock options in the prior year.

Net interest expense in the Second Quarter FY2013 increased $700,715 (288%) to $944,198 from $243,483 in the Second Quarter FY2012 as a result of our increased debt levels, primarily our 10% demand note payable to a member of our Board of Directors and the amortization of the debt discount, warrant expense and beneficial conversion feature of $590,207 on the financing completed in the third quarter of FY2012 and the non-cash amortization of $15,611 of the debt descount on the convertible note entered into in August 2012.

Our net loss for the Second Quarter FY2013 decreased $2,467,979 to $3,332,289 from $5,800,268 in the Second Quarter FY2012, primarily as a result of the decreased charges associated with the employee stock option plan partially offset by the increased interest expense noted above.

Liquidity and Capital Resources

We had cash of approximately $39,000 and $6,000 as of August 31, 2012, and February 29, 2012, respectively.  We had a working capital deficit at August 31, 2012, and February 29, 2012 of $17,971,825 and $13,304,400, respectively. The working capital deficit includes notes payable and accrued interest to related parties of $16,016,834 and $12,562,743 as of August 31 and February 29, 2012, respectively.  As of August 31, 2012, we had accounts receivable, net of allowance for doubtful accounts, of $118,183 compared to $794,704 as of February 29, 2012.

Net cash used in operations for the six months ended August 31, 2012, was $2,892,635, a decrease of $136,900 from the comparable period in the prior fiscal year. Net cash provided by financing activities during the six months ended August 31, 2012, was $2,925,750, resulting from net proceeds from notes payable of $2,773,750 and proceeds from the issuance of common stock of $152,000.

There were no acquisitions of property and equipment in the six months FY 2013 or the six months FY 2012.

Accrued expenses as of August 31, 2012 increased $243,962 to $1,263,921 from $1,019,959 as of February 29, 2012. Approximately $760,000 of accrued expenses is salaries accrued but unpaid to certain employees and ex-employees due to a lack of resources, and approximately $382,000 is accrued but unused vacation time earned by employees.

Net proceeds from the issuance of debt totaled $2,773,750 in the six months FY 2013, compared with $1,757,000 in the six months FY 2012. Debt proceeds of $2,850,000 in the six months of FY2013 were from a member of our Board of Directors, and debt repayments totaling $1,531,250 were made on the $3.5 million financing completed in the third quarter fiscal 2012. As of September 30, 2012, the total amount owing our board member is $14,125,000 plus accrued interest of approximately $2,875,000. The notes are subordinated to the Convertible Debt we entered into on September 23, 2011. If the Board member were to demand repayment, we do not currently have the resources to make the payment.

The Company had a deficit of $16,999,072 in shareholders’ equity as of August 31, 2012, compared to $11,599,048 as of February 29, 2012. The deficit includes approximately $12.4 million of non-cash expenses resulting from charges for stock option and warrant expense for fiscal years 2008 through the first six months of fiscal year 2013.

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

Capital Transactions

During the six months ended August 31, 2012, we issued 350,000 shares of Common Stock for services rendered valued at $266,000, 200,000 shares of common stock for consideration of $152,000, and 206,941 shares upon conversion of $157,276 of notes payable and accrued interest.

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

Early in our AuraGen® program, we determined it was most cost-effective to outsource production of components and subassemblies to volume-oriented manufacturers, rather than produce these parts in house. As a result of this decision, and based on then anticipated sales, we purchased, prior to fiscal 2001, a substantial inventory of components at volume prices. Since sales did not meet such expectations, we have been selling product from this inventory for several years. Management has analyzed its inventories based on its current business plan, current potential orders for future delivery, and pending proposals with prospective customers and has determined that we do not expect to realize all of its inventories within the next year. The net inventories as of August 31 and February 29, 2012, which are not expected to be realized within a 12-month period have been reclassified as long term.

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

However, most of the systems currently being sold to the Korean military consist of 5 kW systems.  They have been purchasing approximately 100 systems per year and have indicated to us that they will continue to do so for the next five years.  To date we have shipped over 500 such systems (in this case 100% of the rotors and stators are used from existing inventory and over 50% of the electrical parts are also from inventory).

In addition to the above, we constantly see demand for different and unique configurations that require the purchase of additional parts.

ITEM 4T.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit, is recorded, processed, summarized and reported, within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.   Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures and have concluded, as of August 31, 2012, that they were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended August 31, 2012, which have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended August 31, 2012, we issued 350,000 shares of Common Stock for services rendered valued at $266,000.

All of the sales of unregistered securities are believed to be exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 as these offerings were a private placement to a limited number of qualified investors without public solicitation or advertising.

ITEM 6.  Exhibits

10.74	Demand Promissory Note dated June 1, 2012 by and between the Company and Warren Breslow in the original principal amount of $300,000.
10.75	Demand Promissory Note dated June 22, 2012 by and between the Company and Warren Breslow in the original principal amount of $300,000.
10.76	Demand Promissory Note dated August 24, 2012 by and between the Company and Warren Breslow in the original principal amount of $300,000.
10.77	Demand Promissory Note dated August 27, 2012 by and between the Company and Warren Breslow in the original principal amount of $150,000.
10.78	Convertible Promissory Note dated August 10, 2012 by and between the Company and Peter Dalrymple in the original principal amount of $1,000,000.
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

Date: October 15 , 2012

By:    /s/ Melvin Gagerman

Melvin Gagerman
Chief Financial Officer
(Principal Financial and Accounting Officer
and Duly Authorized Officer)