Form 10-Q
period 2012-11-30
AURA SYSTEMS INC
filed 2013-01-14
CIK 826253

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended.................................................November 30, 2012
OR

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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Class	Outstanding January 7, 2013

Common Stock, par value $0.0001 per share	72,900,206 shares

AURA SYSTEMS, INC.

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AURA SYSTEMS, INC.
CONDENSED BALANCE SHEETS
(Unaudited)

	November 30, 2012	February 29, 2012

ASSETS
Current assets:
Cash and cash equivalents	$39,131	$6,260
Accounts receivable, net of allowance for doubtful accounts of $50,000 and $60,000 at November 30, 2012 and February 29, 2012, respectively	740,627	794,704
Inventory - current	1,000,000	1,000,000
Other current assets	390,515	535,768
Total current assets	2,170,273	2,336,732

Property, plant, and equipment, net	72,355	198,138
Inventory, non-current, net of allowance for obsolete inventory of $1,369,094 and $1,563,066 at November 30, 2012 and February 29, 2012, respectively	1,440,489	1,604,000

Total assets	$3,683,117	$4,138,870

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Bank overdraft	$-	$16,068
Accounts payable	984,058	770,507
Accrued expenses	1,473,142	1,019,959
Customer advances	61,737	57,211
Notes payable	721,000	150,000
Convertible notes payable, net of discount	1,138,301	1,064,644
Notes payable and accrued interest- related party	17,017,778	12,562,743

Total current liabilities	21,396,016	15,641,132

Convertible note payable, net of discount	-	96,786
Convertible promissory note Payable, net of discount	1,075,523	-

Total liabilities	22,471,539	15,737,918

Commitments and contingencies

Stockholders' deficit :
Common stock, $0.0001par value; 150,000,000 shares authorized 72,900,206 and 71,942,669 issued and outstanding at November 30, 2012 and February 29, 2012	7,290	7,194
Additional paid-in capital	395,194,422	393,801,622
Accumulated deficit	(413,990,134)	(405,407,864)

Total stockholders' deficit	(18,788,422)	(11,599,048)

Total liabilities and stockholders' deficit	$3,683,117	$4,138,870

See accompanying notes to these unaudited condensed financial statements.

AURA SYSTEMS, INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 30, 2012 AND 2011
(Unaudited)

	Three Months		Nine Months
	2012	2011	2012	2011
Net Revenues	$1,215,024	$527,185	$2,286,496	$2,093,955

Cost of goods sold	644,648	341,802	1,104,674	997,948

Gross Profit	570,376	185,383	1,181,822	1,096,007

Expenses
Engineering, research and development expenses	312,262	337,631	1,008,954	993,411
Selling, general and administrative expenses	3,496,624	2,895,689	8,024,082	10,755,327
Total costs and expenses	3,808,886	3,233,320	9,033,036	11,478,738

Loss from operations	(3,238,510)	(3,047,937)	(7,851,214)	(10,652,731)

Other (income) and expense
Interest expense, net	1,009,131	672,372	2,834,226	1,176,358
(Gain) loss on settlement of debt	-	(447,585)	-	(714,340)
Other (income) expense, net	(2,095,000)	(85)	(2,103,166)	(15,036)
Total other (income) expense	(1,085,869)	224,702	731,060	446,982
Net Loss	$(2,152,641)	$(3,272,639)	$(8,582,274)	$(11,099,713)

Total basic and diluted loss per share	$(0.03)	$(0.05)	$(0.12)	$(0.17)
Weighted average shares used to compute basic and diluted income (loss) per share*	72,750,310	70,131,472	72,381,581	66,621,897

*Basic and diluted weighted average number of shares are equivalent since the effect of potential dilutive securities is anti-dilutive.

See accompanying notes to these unaudited condensed financial statements.

AURA SYSTEMS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED NOVEMBER 30, 2012 AND 2011
(Unaudited)

	2012	2011
Cash flow from operating activities:	$(8,582,274)	$(11,099,713)
Net Loss
Adjustments to reconcile Net loss to net cash used in operating activities
Depreciation Expense	125,783	137,440
Bad debt expense	(4,227)	-
Amortization of debt discount	1,806,354	366,830
(Gain) Loss on settlement of debt	-	(714,340)
Stock issued for services	316,000	510,000
Provision for inventory obsolescence	(193,972)	(154,109)
Amortization of prepaid shares	393,328	266,135
Fair market value of stock options granted	204,961	3,750,513
Beneficial conversion feature on convertible debt	-	70,641
(Increase) decrease in: Accounts receivable	58,304	(250,687)
Inventory	357,486	395,143
Other current assets and deposit	(248,075)	(33,326)
Increase (decrease) in:
Accounts payable, customer deposit and accrued expenses	1,624,993	763,895
Net cash used in operations	(4,141,339)	(5,991,578)

Financing activities:
Issuance of common stock	152,000	1,453,520
Proceeds from notes payable	2,671,000	3,812,000
Payments on notes payable	(2,143,750)	(207,500)
Proceeds from notes payable-related party, net	3,494,960	975,000

Net cash provided by financing activities:	4,174,210	6,033,020

Net increase(decrease) in cash & cash equivalents	32,871	41,442

Cash and cash equivalents at beginning of period	6,260	104,815

Cash and cash equivalents at end of period	$39,131	$146,257
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$25,780	$60,136
Income taxes	-	-

During the nine months ended November 30, 2012, $259,729 of notes payable and accrued interest were converted into 341,748 shares of common stock and 415,789 shares of common stock were issued for services rendered valued at $316,000.

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

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  During the nine months ended November 30, 2012 and November 30, 2011, the Company incurred losses of $8,582,274 and $11,099,713, respectively and had negative cash flows from operating activities of $4,141,339 and $5,991,578, respectively.

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

NOTE 3 – INVENTORIES

Inventories, stated at the lower of cost (first in first out), or market consisted of the following:

	November 30, 2012	February 29, 2012

Raw materials	$1,964,797	$1,812,523
Finished goods	1,844,786	2,354,543

	3,809,583	4,167,066
Reserve for potential product obsolescence	(1,277,148)	(1,460,683)
Discount on long term inventory	(91,946)	(102,383)

	2,440,489	2,604,000
Non-current portion	(1,440,489)	(1,604,000)

Current portion	$1,000,000	$1,000,000

We assessed the net realize-ability and the related potential obsolescence of inventory. In accordance with this assessment, management has recorded a reserve of $1,277,148 and $1,460,683 as of November 30, 2012 and February 29, 2012, respectively. Management has also recorded a discount on long term inventory of $91,946 and $102,383 as of November 30, 2012 and February 29, 2012, respectively.

NOTE 4 – OTHER CURRENT ASSETS

Other assets of $390,515 and $535,768 are primarily comprised short term deposits of $90,552 and $353,344 as of November 30, 2012 and February 29, 2012.

NOTE 5 – PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consisted of the following:

	November 30, 2012	February 29, 2012

Machinery and equipment	$964,111	$964,111
Furniture and fixtures	163,302	163,302
Leasehold improvements	485,080	485,080
	1,612,493	1,612,493
Less accumulated depreciation	(1,540,138)	(1,414,355)
Property, plant and equipment, net	$72,355	$198,138

Depreciation expense was $125,783 and $137,440 for the nine months ended November 30, 2012 and November 30, 2011, respectively.

NOTE 6 – NOTES PAYABLE

Notes payable consisted of the following:

	November 30, 2012	February 29, 2012

Demand notes payable, at 10%	$721,000	$150,000
Convertible Promissory Note dated August 10, 2012, due August 10, 2017, convertible into shares of our common stock at a price of $0.76 per share. The note carries an interest rate of 7% with interest only payments due on the 10th of each month with the principal payment due on the maturity date.	708,520	-
Convertible Promissory Note dated October 2, 2012, due October 2, 2017, convertible into shares of our common stock at a price of $0.76 per share. The note carries an interest rate of 7% with interest only payments due on the 2nd of each month with the principal payment due on the maturity date.	367,003	-
Convertible Promissory Note dated November 2, 2012, due January 4, 2013, convertible into shares of our common stock at a price of $0.76 per share. The note carries an interest rate of 7% with interest only payments due on the 2nd of each month with the principal payment due on the maturity date.	350,000	-
Senior secured convertible note dated September 23, 2011, due March 23, 2013, with 12 monthly payments commencing April 23, 2012 of $306,250 per month. The notes have a stated interest rate of 0%, with prepaid interest of $175,000. Balance net of Beneficial Conversion Feature	788,301	1,161,430
	2,934,824	1,311,430

Less: Current portion	$1,859,301	$1,214,644

Long-term portion	$1,075,523	$96,786

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

CONVERTIBLE PROMISSORY NOTES

At November 30, 2012 and February 29, 2012, the three other convertible promissory note payable amounted to $1,425,522 and Nil, respectively, net of discounts of $424,477 and Nil, respectively. The convertible notes (the “Notes”) bear interest at 7% per annum, and are convertible into common stock of the Company at $0.76 per share (as well as variable conversion rates as described below). The notes are due on August 10, 2017, October 2, 2017, and January 4, 2013 and are unsecured.

7% Convertible Promissory Notes:

On August 10, 2012 the Company entered into an agreement with the individual (the “holder”) for the sale of $1,000,000 of unsecured Convertible Promissory Note (the “Note”) to the holder. The Convertible Promissory Note balance together with all accrued interest thereon shall be due and payable on August 10, 2017 and the annual interest rate is 7% per annum and is due to be repaid 5 years from the closing date.  The Note holder will receive interest on the unpaid principal amount payable monthly in arrears on the tenth day of each calendar month commencing September 10, 2012. Interest shall be computed on the actual number of days elapsed over a 360-day year. The Holder has the right from and after the Date of Issuance, and until any time until the Convertible promissory note is fully paid, to convert any outstanding and unpaid principal portion of the Convertible promissory note into shares of Common.

On October 2, 2012 the Company entered into an agreement with the individual (the “holder”) for the sale of $500,000 of unsecured Convertible Promissory Note (the “Note”) to the holder. The Convertible Promissory Note balance together with all accrued interest thereon shall be due and payable on October 2, 2017 and the annual interest rate is 7% per annum and is due to be repaid 5 years from the closing date.  The Note holder will receive interest on the unpaid principal amount payable monthly in arrears on the second day of each calendar month commencing November 2, 2012. Interest shall be computed on the actual number of days elapsed over a 360-day year. The Holder has the right from and after the Date of Issuance, and until any time until the Convertible promissory note is fully paid, to convert any outstanding and unpaid principal portion of the Convertible promissory note into shares of Common.

On November 2, 2012 the Company entered into an agreement with the individual (the “holder”) for the sale of $350,000 of unsecured Convertible Promissory Note (the “Note”) to the holder. The Convertible Promissory Note balance together with all accrued interest thereon shall be due and payable on January 4, 2013 and the annual interest rate is 7% per annum and is due to be repaid 2 months from the closing date.  The Note holder will receive interest on the unpaid principal amount payable monthly in arrears on the second day of each calendar month commencing December 2, 2012. Interest shall be computed on the actual number of days elapsed over a 360-day year. The Holder has the right from and after the Date of Issuance, and until any time until the Convertible promissory note is fully paid, to convert any outstanding and unpaid principal portion of the Convertible promissory note into shares of Common.

The Convertible Notes have a variable conversion price. If, at any time while the Notes remain outstanding, the Company issues or sells any Convertible Securities and the lowest price per share for which one share of Common Stock is issuable upon the conversion, exercise or exchange thereof is less than the then Conversion Price of the Notes (such lower price, the "Dilutive Price"), then the Conversion Price of these Notes shall be adjusted to reflect such Dilutive Price. Such adjustment shall be made upon the issuance or sale of the Convertible Security bearing a dilutive price. In the event of default for the Notes, the amount of principal and interest not paid when due becomes immediately due and payable.

The Company has valued the derivative liability for the convertible promissory note using the Black – Scholes model as of August 10, 2012 and November 30, 2012.

As of November 30, 2012 the fair value of the conversion features subject to derivative accounting was $424,477. The value of the conversion feature as of November 30, 2012 was determined using the Black-Scholes method based on the following assumptions: (1) risk free interest rate of 0.59%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 71.29%; and (4) expected life of the conversion features of 5 years.

NOTE 7 - ACCRUED EXPENSES

Accrued expenses consisted of the following:

	November 30, 2012	February 29, 2012

Accrued payroll and related expenses	$1,444,957	$993,652
Accrued interest	17,880	82
Other	10,305	26,225
Total	$1,473,142	$1,019,959

Accrued payroll and related expenses consisted primarily of salaries accrued but not paid to certain employees. As of November 30, 2012 and February 29, 2012, these amounts total $907,651 and $524,989, respectively. Also included in this amount is accrued vacation expense of $412,172 and $306,562 at November 30, 2012 and February 29, 2012, respectively.

NOTE 8–SHAREHOLDERS’ EQUITY

Common Stock

During the nine months ended November 30, 2012, we issued 415,789 shares of Common Stock for services rendered valued at $316,000, 200,000 shares of common stock for consideration of $152,000, and 341,748 shares upon conversion of $259,729 of notes payable and accrued interest.

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

Employee Stock Options

During the nine months ended November 30, 2012, the Company granted 566,500 options to certain employees.  These options vest over three years, have an exercise price of $0.75, and have a five year life.  The grant date fair value of these options amounted to $147,470 which was calculated using the Black-Scholes option pricing model with the following assumptions:  risk free rate of return of 0.62%, volatility of 70.85%, a dividend yield of 0%, and an expected life of 5 years.

In September, 2006, our Board of Directors adopted the 2006 Employee Stock Option Plan. Activity in this plan is as follows:

	2006 Plan

	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Number of Options

Outstanding, February 29, 2012	$0.75-$1.00	$0.00	6,268,500
Cancelled	$0.75		(313,000)
Granted	$0.75		566,500
Outstanding, November 30, 2012	$0.75-$1.00	$0.00	6,522,000

The exercise prices for the options outstanding at November 30, 2012, and information relating to these options is as follows:

Options Outstanding				Exercisable Options
Range of Exercise Price	Number	Weighted Average Remaining Life	Weighted Average Exercise Price	Weighted Average Remaining Life	Number	Weighted Average Exercise Price
$0.75-$1.00	6,522,000	2.28 years	$0.80	1.84 years	5,162,328	$0.78

Warrants

Activity in issued and outstanding warrants is as follows:

	Number of Shares	Exercise Prices
Outstanding, February 29, 2012	31,009,738	$0.75-$4.00
Granted	406,941	$1.00
Expired	(983,390)	$3.00-$4.00
Outstanding, November 30, 2012	30,433,289	$0.75-$4.00

The exercise prices for the warrants outstanding at November 30, 2012, and information relating to these warrants is as follows:

Range of Exercise Prices	Stock Warrants Outstanding	Stock Warrants Exercisable	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price of Warrants Outstanding	Weighted-Average Exercise Price of Warrants Exercisable	Intrinsic Value
$1.00	406,941	406,941	56 months	$1.00	$1.00	$0.00
$0.75-$1.00	6,225,000	6,225,000	46 months	$0.99	$0.99	$0.00
$1.00	16,722,787	16,722,787	45 months	$1.00	$1.00	$0.00
$1.50	155,000	155,000	40 months	$1.50	$1.50	$0.00
$0.75-1.50	1,109,198	1,109,198	37 months	$1.17	$1.17	$0.00
$1.50	156,000	156,000	33 months	$1.50	$1.50	$0.00
$1.50	704,000	704,000	32 months	$1.50	$1.50	$0.00
$1.50	350,642	350,642	29 months	$1.50	$1.50	$0.00
$0.75-$2.00	58,000	58,000	25 months	$1.78	$1.78	$0.00
$2.00	725,721	725,721	22 months	$2.00	$2.00	$0.00
$0.75-2.00	3,650,000	3,650,000	19 months	$1.03	$1.03	$0.00
$3.00	170,000	170,000	12 months	$3.00	$3.00	$0.00
	30,433,289	30,433,289

NOTE 9 –INCOME TAXES

Our effective tax rates were approximately 0.0% for the nine months ended November 30, 2012 and 2011. Our effective tax rate was lower than the U.S. federal statutory rate primarily due to the fact that we record a full valuation allowance against our deferred tax assets, which is primarily comprised of net operating losses.

NOTE 10 - SEGMENT INFORMATION

We are a United States based company providing advanced technology products to various industries. The principal markets for our products are North America, Europe, and Asia.  All of our operating long-lived assets are located in the United States. We operate in one segment.

Total net revenues from customer geographical segments are as follows for the nine months ended November 30, 2012 and 2011:

	2012	2011

United States	$1,488,536	$1,511,131
Canada	76,197	467,184
Europe	54,261	59,247
Asia	631,058	34,725
Other	36,444	21,668
Total	$2,286,496	$2,093,955

NOTE 11 – SIGNIFICANT CUSTOMERS

Concentration Risk

In the nine months ended November 30, 2012, we sold AuraGen related products to three significant customers whose sales comprised 26%, 18% and 17% of net sales, respectively. Net accounts receivable from these customers at November 30, 2012 were $83,388, $419,321and $102,585 respectively. These customers are not related to or affiliated with us. In the nine months ended November 30, 2011, we sold AuraGen related products to four significant customers whose sales comprised 35%, 33%, 25% and 15% of net sales, respectively.  Net accounts receivable from these customers were $47,936, $152,175, $155,035 and $21,843, respectively. These customers are not related to or affiliated with us.

NOTE 12 – RELATED PARTIES TRANSACTIONS

At November 30, 2012 the balance consists of $13,919,960 of unsecured notes payable plus accrued interest of $3,097,818 to a member of our Board of Directors, payable on demand, bearing interest at a rate of 10% per annum. The notes are subordinated to the Convertible Debt we entered into on September 23, 2011. During the nine months ended November 30, 2012 and November 30, 2011, interest amounting to $960,078 and $459,417 respectively, was incurred on these notes. During the quarter ended November 30, 2012, we repaid $940,040 of principal on these notes from the proceeds of a legal settlement.

During the nine months period ended November 30, 2012, Aura Systems made advances for legal fees of $150,000 to a law firm of a relative of a major shareholder of the Company.  This law firm received $512,022 of the legal settlement we entered into with our former bankruptcy attorneys.

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

Overview

We design, assemble and sell the AuraGen®, our patented mobile power generator that uses a prime mover such as the engine of a vehicle to generate power. The AuraGen® delivers on-location, plug-in electricity for any end use, including industrial, commercial, recreational and military applications. We began commercializing the AuraGen® in late 1999 and sold our first commercial units in late 2000 and early 2001. To date, AuraGen® units have been sold in numerous industries, including recreational, utilities, telecommunications, emergency/rescue, public works, catering, oil and gas, transportation, government and the military.

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

Results of Operations

Nine months ended November 30, 2012 compared to nine months ended November 30, 2011

Net revenues for the nine months ended November 30, 2012 (the “Nine months FY2013”) increased $192,541 to $2,286,496 from $2,093,955 in the nine months ended November 30, 2011 (the “Nine months FY2012”), an increase of 9%. The increase is primarily attributable to an increase in sales to an existing customer and sales to a new customer, partially offset by reductions in sales to other existing customers.  Our customers typically order on an as needed basis and therefore our sales can fluctuate substantially between periods based on our customers’ needs at a given time.

Cost of goods increased $106,726 (11%) to $1,104,674 in the Nine months FY2013 from $997,948 in the Nine months FY2012. The increase in cost of goods is a result of the increase in sales for the period.

Engineering, research and development expenses increased $15,543 (2%) to $1,008,954 in the Nine months FY2013 from $993,411 in the Nine months FY 2012.  In the past, we have reduced our expenditures in this area due (i)our financial situation, and (ii) due to reduced efforts in developments of new configurations.  With major new contracts and customers we now expect to increase our expenditures in this area in the near future.

Selling, general and administrative expense decreased $2,731,245 (25%) to $8,024,082 in the Nine months FY2013 from $10,755,327 in the Nine months FY2012. The decrease is primarily attributable to a decrease in non-cash charges of approximately $3,545,000 for stock option expense, partially offset by an increase in marketing expenses of approximately $250,000 and an increase in legal expenses of approximately $845,000. The increase in legal expenses is associated with the settlement of a lawsuit against our former bankruptcy attorneys in the amount of $2,095,000. Of this amount approximately $1,155,000 in legal expenses were incurred. We also incurred approximately $140,000 of expenses associated with the moving of our production operations to our headquarters building.

 Net interest expense in the Nine months FY2013 increased $1,657,868 (141%) to $2,834,226 from $1,176,358 in the Nine months FY2013 as a result of our increased debt levels, primarily our 10% demand note payable to a member of our Board of Directors, an increase in the non-cash amortization of the debt discount, warrant expense and beneficial conversion feature of $1,548,241 on the financing completed in the third quarter of FY2012 and the non-cash amortization of $35,733 of the debt discount on the convertible note entered into in the second and third quarters of Fiscal 2013.

Other income for the Nine months FY2013 increased $2,088,130 to $2,103,166 from $15,036 in the Nine months FY2013 as a result of the legal settlement we entered into with our former bankruptcy attorneys in the amount of $2,095,000.

Our net loss for the Nine months FY2013 decreased $2,517,439 to $8,582,274 from $11,099,713 in the Nine months FY2012, primarily as a result of the decrease in stock option expense of $3,545,000, partially offset by the  increase in the interest expense noted above of $1,657,868, and the recording of $2,095,000 in income from the settlement of a legal dispute noted above, partially offset by the additional legal expenses of $845,000. This net loss included $1,806,354 in amortization expenses described above.

Three months ended November 30, 2012 compared to three months ended November 30, 2011

Net revenues for the three months ended November 30, 2012 (the “Third Quarter FY2013”) increased $687,839 to $1,215,024 from $527,185 in the three months ended November 30, 2011 (the “Third Quarter FY2012”), an increase of 130%. The increase is primarily attributable to an increase in sales to an existing customer and sales to a new customer.

Cost of goods increased $302,846 (89%) to $644,648 in the Third Quarter FY2013 from $341,802 in the Third Quarter FY2012. The increase in cost of goods is primarily a result of the increase in sales.

Engineering, research and development expenses decreased $25,369 (8%) to $312,262 in the Third Quarter FY2013 from $337,631 in the Third Quarter FY 2012. These expenses have decreased substantially in prior periods, but are expected to increase in future periods.

Selling, general and administrative expense increased $600,935 (21%) to $3,496,624 in the Third Quarter FY2013 from $2,895,689 in the Third Quarter FY2012. The increase is primarily attributable to an increase in legal expenses of $845,000 associated with a legal settlement, expenses of approximately $140,000 incurred in moving our production facilities to our headquarters building, partially offset by a decrease in consulting expenses of approximately $430,000.

Net interest expense in the Third Quarter FY2013 increased $336,759 (50%) to $1,009,131 from $672,372 in the Third Quarter FY2012 as a result of our increased debt levels, primarily our 10% demand note payable to a member of our Board of Directors and the amortization of the debt discount, warrant expense and beneficial conversion feature of $590,207 on the financing completed in the third quarter of FY2012 and the non-cash amortization of $20,122 of the debt discount on the convertible notes entered into in the  second and third quarters of Fiscal 2013.

Other income for the Third Quarter FY2013 increased $2,094,915 to $2,095,000 from $85 in the Third Quarter FY2013 as a result of the legal settlement we entered into with our former bankruptcy attorneys in the amount of $2,095,000

Our net loss for the Third Quarter FY2013 decreased $1,119,998 to $2,152,641 from $3,272,639 in the Third Quarter FY2012, primarily as a result of the legal settlement noted above, offset by the increase in legal expenses, along with the increase in sales and the resultant increase in gross profit, expenses associated with moving our facilities and the reduction in consulting expenses.

Liquidity and Capital Resources

We had cash of approximately $39,000 and $6,000 as of November 30, 2012, and February 29, 2012, respectively.  We had a working capital deficit at November 30, 2012, and February 29, 2012 of $19,225,743 and $13,304,400, respectively. The working capital deficit includes notes payable and accrued interest to related parties of $17,017,778 and $12,562,743 as of November 30 and February 29, 2012, respectively.  As of November 30, 2012, we had accounts receivable, net of allowance for doubtful accounts, of $740,627 compared to $794,704 as of February 29, 2012.

Net cash used in operations for the nine months ended November 30, 2012, was $4,141,339, a decrease of $1,850,239 from the comparable period in the prior fiscal year. Net cash provided by financing activities during the nine months ended November 30, 2012, was $4,174,210, resulting from net proceeds from notes payable of $4,022,210 and proceeds from the issuance of common stock of $152,000.

There were no acquisitions of property and equipment in the nine months FY 2013 or the nine months FY 2012.

Accrued expenses as of November 30, 2012 increased $453,183 to $1,473,142 from $1,019,959 as of February 29, 2012. Approximately $910,000 of accrued expenses is salaries accrued but unpaid to certain employees and ex-employees due to a lack of resources, and approximately $412,000 is accrued but unused vacation time earned by employees.

Net proceeds from the issuance of debt totaled $4,022,210 in the nine months FY 2013, compared with $4,579,500 in the nine months FY 2012. Net debt proceeds of $3,494,960 in the nine months of FY2013 were from a member of our Board of Directors, and debt repayments totaling $2,143,750 were made on the $3.5 million financing completed in the third quarter fiscal 2012. As of December 31, 2012, the total amount owing our board member is $13,919,960 plus accrued interest of approximately $3,225,000. The notes are subordinated to the Convertible Debt we entered into on September 23, 2011. If the Board member were to demand repayment, we do not currently have the resources to make the payment.

The Company had a deficit of $18,788,422 in shareholders’ equity as of November 30, 2012, compared to $11,599,048 as of February 29, 2012. The deficit includes approximately $12.5 million of non-cash expenses resulting from charges for stock option and warrant expense for fiscal years 2008 through the first nine months of fiscal year 2013.

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

Capital Transactions

During the quarter ended November 30, 2012, we issued 65,789 shares of Common Stock for services rendered valued at $50,000 and 134,807 shares upon conversion of $102,454 of notes payable and accrued interest.

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

Early in our AuraGen® program, we determined it was most cost-effective to outsource production of components and subassemblies to volume-oriented manufacturers, rather than produce these parts in house. As a result of this decision, and based on then anticipated sales, we purchased, prior to fiscal 2001, a substantial inventory of components at volume prices. Since sales did not meet such expectations, we have been selling product from this inventory for several years. Management has analyzed its inventories based on its current business plan, current potential orders for future delivery, and pending proposals with prospective customers and has determined that we do not expect to realize all of its inventories within the next year. The net inventories as of November 30 and February 29, 2012, which are not expected to be realized within a 12-month period have been reclassified as long term.

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

ITEM 4T.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit, is recorded, processed, summarized and reported, within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.   Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures and have concluded, as of November 30, 2012, that they were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended November 30, 2012, which have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended November 30, 2012, we issued 65,789 shares of Common Stock for services rendered valued at $50,000, and 134,807 shares of Common Stock upon the conversion of $102,454 of notes payable and accrued interest.

All of the sales of unregistered securities are believed to be exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 as these offerings were a private placement to a limited number of qualified investors without public solicitation or advertising.

ITEM 6.  Exhibits

10.79	Demand Promissory Note dated September 6, 2012 by and between the Company and Warren Breslow in the original principal amount of $500,000.
10.80	Demand Promissory Note dated September 27, 2012 by and between the Company and Warren Breslow in the original principal amount of $300,000.
10.81	Demand Promissory Note dated October 19, 2012 by and between the Company and Warren Breslow in the original principal amount of $250,000.
10.82	Demand Promissory Note dated October 25, 2012 by and between the Company and Warren Breslow in the original principal amount of $300,000.
10.83	Demand Promissory Note dated November 2, 2012 by and between the Company and Warren Breslow in the original principal amount of $135,000.
10.84	Demand Promissory Note dated November 30, 2012 by and between the Company and Warren Breslow in the original principal amount of $100,000.
10.85	Convertible Promissory Note dated October 2, 2012 by and between the Company and Peter Dalrymple in the original principal amount of $500,000.
10.82	Demand Promissory Note dated November 2, 2012 by and between the Company and Warren Breslow in the original principal amount of $350,000.
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

Date: January 14, 2013

By:    /s/ Melvin Gagerman

Melvin Gagerman
Chief Financial Officer
(Principal Financial and Accounting Officer
and Duly Authorized Officer)