Form 10-K
period 2013-02-28
AURA SYSTEMS INC
filed 2013-06-12
CIK 826253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

[Ö ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended.................................................February 28, 2013
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
Yes☐  No ☒

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes☒  No ☐

On August 31, 2012 the aggregate market value of the voting stock held by non-affiliates of the Registrant was $33,645,328. The aggregate market value has been computed by reference to the last sale price of the stock on August 31, 2012.

On May 17, 2013, the Registrant had 84,114,499 shares of common stock outstanding.

TABLE OF CONTENTS

PART I
	ITEM 1. BUSINESS	4
	ITEM 1A. RISK FACTORS	13
	ITEM 1B. UNRESOLVED STAFF COMMENTS	13
	ITEM 2. PROPERTIES	13
	ITEM 3. LEGAL PROCEEDINGS	16
	ITEM 4. MINE SAFETY DISCLOSURES	14

PART II
	ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	14
	ITEM 6. SELECTED FINANCIAL DATA	15
	ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	15
	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	20
	ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	20
	ITEM 9A. CONTROLS AND PROCEDURES	20
	ITEM 9B. OTHER INFORMATION	21

PART III
	ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE	22
	ITEM 11. EXECUTIVE COMPENSATION	24
	ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	29
	ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	30
	ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES	31

PART IV
	ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES	32

	SIGNATURES
		37

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

PART I

ITEM 1. BUSINESS

Introduction

We design, assemble, test and sell our proprietary and patented Axial Flux induction machine (“AF”) known as the AuraGen® for industrial and commercial applications and VIPER for military applications. Our patented system when applied as a generator uses the engine of a vehicle or any other prime mover to create mechanical energy and the AuraGen converts the mechanical energy to electric power. Our patented control system is used to deliver such power to the user. When used as an electric motor, our system delivers mechanical power  to drive mechanical devices.

Traditional induction machines are  Radial Flux (“RF”) machines and are the workhorse of industry due to their robustness, attractive cost, and easy control; however, they are relatively heavy and bulky.  Axial flux induction machines on the other hand, have all of the advantages of the radial flux machines but with the advantage of higher energy density resulting in smaller, lighter machines with equivalent performance.  Unlike the permanent magnet (“PM”) machines, induction machines do not use any permanent magnets and therefore the controller can change the B fields since generally B is proportionate to the voltage divided by the frequency (V/f). It is generally accepted that for PM machines, as machine size grows, the magnetic losses increase proportionately and partial load efficiency drops. With induction machines, as the machine size grows, losses do not necessarily grow. Induction drives could offer an advantage when high-performance is desired; the peak efficiency will be somewhat lower than with PM machines, but average efficiency may actually be better.

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

After a lengthy development period we began commercializing the AuraGen® in late 1999 and 2000.  Our first commercial product was a 5,000-watt 120/240V AC machine, in 2001; we added an 8,000-watt configuration and also introduced the BDPS that allowed us to provide simultaneously AC/DC solution. In fiscal 2008, we introduced a system that generates up to 16,000-watts of continuous power by combining two 8,000 watts systems (dual system) and in fiscal 2010 we introduced the TanGen system that combines two 8,000 watts systems on a single output shaft (two rotors on a single shaft). We are currently developing a 30,000-watt system consisting of two rotors on a single shaft (each one with 15,000 watts capability).As described above, we focus on mobile power applications and thus we require interface kits to prime movers.  Many of our applications are such that the AuraGen/VIPER is driven directly from a truck or SUV engine. We now have configurations available for more than 90 different engine types, including a majority of models of General Motors and Ford, some Chrysler models and numerous other engine models made by International, Isuzu, Nissan, Hino (Toyota), Mitsubishi, Caterpillar, Detroit Diesel, Cummins, and Freightliner.  In addition we have interface kits for numerous model of military HMMWV, as well as other military vehicles. Also, starting in fiscal 2008, the AuraGen/VIPER was installed on a number of U.S. Navy boats and is currently being installed under contract on the U.S. Coast Guard 44 ft. patrol boats.  In addition to the usage of the vehicle engine as the prime mover, we have also developed numerous Power-Take-Off (“PTO”) interface kits for many different vehicle platforms.  We are also working with a number of customers on integrating our AuraGen/VIPER power solution with stand alone engines knows as Auxiliary-Power-Unit (“APU”) to be used in emergency rescue and electric vehicle applications.

Business arrangements

Over the last several years we entered into a number of agreements for some specific applications of our power solution. The current key agreements are with (i) Zanotti SpA for transport refrigeration, (ii) Seokmun Inc. for both commercial and military applications in South Korea, (iii) Funpos Inc. for all applications in Israel, and (iv) Fait Holding Ltd. for applications in France and Indonesia. We also entered into a distribution agreement with Neva Marine for Turkey and with Atlantis Marine for the U.K.

The all-electric solution for transport refrigeration has been undergoing extensive integration and tests to ensure reliability under severe winter and summer conditions.  After extensive engineering efforts the AuraGen electronic controller is now integrated with the transport refrigeration system and is housed in the same location as the refrigeration.  The engineering activities and extensive testing has delayed marketing and sales.  Our first sales were in the 4th quarter of fiscal 2013.

Seokmun Inc., a South Korean company, has been Aura’s distributor for military applications since 2006 and recently became our commercial distributor in South Korea.  Seokmun, in 2007 won a 10-year program from the Korean Army to deliver 1,000 AuraGen VIPERs (100 per year).  To date Aura has delivered approximately 600 such systems and will deliver the next 100 systems later this year.  In addition Seokmun was instrumental in winning a number of other South Korean military contracts for a total of 2,137 systems that include 400 of the systems that are yet to be delivered against the original 1,000-unit award in 2007.  The current systems for the South Korean army are to be delivered approximately over the next 5 years; In addition there are numerous other VIPER programs currently under consideration by the South Korean military.

Funpos Inc., an Israeli company, is our agent for Israel.  Currently we are pursuing a number of worldwide opportunities through major Israeli defense companies such as Plasan, Rafael, Elta and others. We started shipping small quantities of systems to Israel during fiscal 2012 and 2013 and expect increases in deliveries going forward.

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

Currently we are delivering power solutions for three continuous power levels, (a) 5,000 watts AC/DC, (b) 8,000 watts AC/DC and (c) 16,000 watts AC/DC.  We are also under contract with the U.S. Army to develop a 30,000-watt solution (expected to be completed by the middle of fiscal 2014).  All the AC power is pure sine wave with total harmonic distortion of less than 2.1% and is available in 120 VAC and  or 240 VAC and is some applicationas at 480VAC.  In addition, the power generated on all models can be partitioned to provide simultaneous AC and 14 or 28 volts of DC or only DC, if required by the user.  The AuraGen power levels can be generated as the prime mover speed varies from idle to maximum rated speed. The VIPER (the military version of the AuraGen® system) includes as an option a complete power management system which (i) monitors in real time the batteries’ voltage and temperature, (ii) provides a partition of the power between AC and DC simultaneously with the ability to be programmed from all AC to all DC, (iii) monitors the RPM of the generator, (iv) monitors the temperatures of the generator and the ECU, (v) monitors the raw power generated, (vi) monitors both the AC and DC loads as to voltage and current, (vii) provides programming of load prioritization and load shedding, and (viii) monitors the voltage of the internal 400-800VDC bus.

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

One of the fastest growing segments in the military market place is On-Board-Exportable-Power (OBEP), that is, electric power on vehicles that can be used to support other than vehicle functions.  The driver for the increase demand for on board power are numerous advance weapon systems as well as increase in C4I functions (command, control, communication, computers and information. Currently, most on board power is provided by APUs that are (i) large fuel users, (ii) bulky, (iii) heavy and (iv) require constant maintenance. Militaries all over the world are seeking more efficient integrated power solutions for their vehicles.

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

•
High-Output Alternators, High-output alternators are traditionally found in trucks and commercial vehicles and the vehicle’s engine is used as the prime mover.  All high-output alternators provide their rated power at very high RPM and significantly less power at lower RPM.  In addition, high-output alternators are generally only 30% efficient at the low RPM range and increase to 50% efficiency at the high end of the RPM range. The power generated by high-output alternators is 12 or 24 Volt DC and an inverter is required if AC power is needed. In addition, due to the low power output at low RPMs, in order to get significant power, a throttle controller is used to speed-up the engine.

•
Inverters, Inverters are devices that invert  DC to AC.  Inverters as mobile power generators are traditionally used in low power requirements, typically less than 2,500 watts, and do not have the ability to recharge the batteries that are traditionally used as the source of power.  Thus, typical inverter users require other means to recharge the used batteries such as “shore-power” or gensets.  More recently dynamic inverters became available.  Dynamic inverters use power from the alternator to augment power from the batteries and are able to achieve power levels in excess of 6,000 watts. Dynamic inverters introduce significant stresses on both the batteries and alternators, which causes significant life shortening for both..  When the inverter is turned on, the alternator is switched off from the vehicle battery and tied into a transformer that uses electronic controls to change the DC alternator inputs to AC inverter output.  A separate transformer winding provides battery charging so that fully regulated 120 Volt AC and 12 Volt DC power is available as long as the engine is running at high enough RPM to provide power for the load and the battery charging.  All dynamic inverters require a high-output alternator to be able to output significant AC power. As is often the case, the limiting factor is the high-output alternator.  In order to get stable output, a very accurate throttle controller is also needed to maintain steady speed on the engine.

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

Gensets AKA APU- Portable generators meet a large market need for auxiliary power.  Millions of units per year are sold in North America alone, and millions more across the world to meet market demands for 1 to 20 Kilowatts of portable power.  The market for these power levels basically addresses the commercial, leisure and residential markets, and divides essentially into: a) higher power, higher quality and higher price commercial level units; and b) lower power, lower quality and lower price level units.  Gensets provide the strongest competition across the widest marketplace for auxiliary power.  Onan, Honda and Kohler, among others, are well established and respected brand names in the genset market for higher reliability auxiliary power generation.  There are 44 registered genset-manufacturing companies in the U.S.

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

Inverters-There are many inverter manufacturers; the best known one is  Xentrex.  The pricing of industrial grade sine wave inverters is, approximately $700-$850 per kilowatt plus the cost of a high output alternator ($1,000) and a good throttle controller ($250-$500).

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

The AuraGen® uses new technology and  because our product is radically different from traditionally available mobile power solutions, users may require lengthy evaluation periods in order to gain confidence in the product. OEMs and large fleet users also typically require considerable time to make changes to their planning and production.

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

We believe that barriers to entry make it less likely that a product superior to the AuraGen® will become available in the foreseeable future. The inventions upon which the AuraGen® is based are protected by patents issued by the U.S. Patent Office and numerous patents pending The AuraGen® system is Underwriters Laboratories (“UL”) approved. In late 2004 and early 2005 the U.S. Marine Corps successfully tested the VIPER for safety and other operational capabilities at the Aberdeen Test grounds.

Targeted markets

Our main focus for fiscal 2014 is (i) Transport refrigeration, and (ii) Military applications.

(i) A key element of our business plan is focused on All-electric Transport refrigeration.  The market is well understood and both social and economic forces are providing an unprecedented opportunity to gain significant market share.  Our immediate focus is on 20k BTU/hr midsize trucks and the 50k BTU/hr  trailers.

The market for new20k BTU/hr midsize trucks is for approximately 15,000 new trucks per year and a significant retrofit market of the existing over 100,000 operating systems across North America.  The market for new 50k BTU/hr  trailers is  approximately 40,000 new units per year and also a significant retrofit market for the over 400,000 operating systems in North America...

(ii) Another key element is the acceptance of our mobile power solution in military applications around the globe.  Our near term focus is marketing efforts in the U.S, South Korea, and Israel.

We are currently under contract to deliver 2,137 systems to the South Korean military (included in the 2137 systems are approximately 400 systems yet to be delivered under the 2007 1,000 system contract.  All 2,137 systems are to be delivered approximately over the next 5 years.  We are also pursuing a number of additional opportunities with the South Korean military.

We have a number of opportunities through Israel with (i) Plasan, (ii) Rafael, (iii) ELTA and the (iv) IDF directly.  In addition there are some smaller opportunities with other defense contractors in Israel.   In addition to the opportunities in Israel we also are exploring opportunities in the UK, Turkey and France.

In the U.S we are currently under contract to supply dual 8 kW systems to the U.S.C.G for their 44 ft. patrol boats. We are also under contract with the U.S.A to develop a 30 kW VIPER system.  In addition we supply units for numerous special ops operations

The oil and gas industry is a heavy user of mobile power for service.  We have identified a number of oil and gas service companies that require the power level, as well as the power quality, generated by the AuraGen.  Currently we are selling small quantities of the AuraGen for such applications in Europe and Canada and we are exploring opportunities in the US.

Facilities, Manufacturing Process and Suppliers

Our facilities consist of approximately 30,000 square feet in El Segundo, California and 8,000 square feet in McDonough Georgia. The El Segundo facilities is currently being used for assembly and testing using components that are produced by various suppliers as well as for general offices, engineering and warehousing.   The Georgia facility is used for installation and service.  The rent for the El Segundo facility is approximately $30,000 per month.  The rent in McDonough is approximately $4,000 per month. We  anticipate  during fiscal 2014 to find a new facility of approximately 60,000 square feet.  The new facility would be sufficient for our near term anticipated needs.

As we are depleting our current inventory of parts, components and subassemblies and we will need to renew contracts with such manufacturers or locate other suitable manufacturers. Since we emerged from our Chapter 11 reorganization in January 2006, we have renewed our relationships with a number of our old suppliers and are developing relationships with others.  To ensure quality and reliability in the field, we use highly qualified suppliers, the majority of which are ISO 9002 compliant.

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

Our sales  efforts to date have been focused on direct sales to the end users in the US and distributors outside the US.. Going forward we are exploring the possibilities of building a network of dealers for specific applications. We are also exploring OEM relationships in some applications. We employee a sales force, who is compensated with a modest base salary, and commissions based on sales.

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

Research and Development

We believe that ongoing research and development is important to the success of our product in order to utilize the most recent technology, to develop additional products and additional uses for existing products, to stay current with changes in vehicle manufacture and design and to maintain an ongoing advantage over potential competition. Our engineering, research and development costs for fiscal 2013 were approximately $1.3 million compared to approximately $1.3 million in fiscal 2012. However, our research and development is planned to increase in fiscal 2014 to approximately $2.6 million as we plan to bring different configurations to market.

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

We hold the following patents: Nos. 5,734,217; 6,157,175; 6,700,214; 6,700,802; with expiration dates in 2018, 2020, 2024 and 2024 respectively.  The above patents cover three areas, as described below.

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

At the end of fiscal 2013 and the first quarter of fiscal 2014 we have filed 5 new patent applications applications related to the AuraGen. These new patent applications are specifically designed to cover the (i) integration of the AuraGen power solution with transport refrigeration, (ii) the interface kit of the AuraGen with prime movers, (iii) a water cooled AuraGen solution for situations where ventilation is not available, (iv) a unique cable system with safety protection to transfer high power between two moving objects, and (v) a unique clamping of power electronic components to heat sink to ensure good thermal conductivity.  If and when issued these new patent applications will expire in 2033.

Employees

As of May 10, 2013, we employed 60 persons, of which all are full time. We are not a party to any collective bargaining agreements.

Significant Customers

During the year ended February 28, 2013, we conducted business with three major customers whose sales comprised 23.0%, 19.6%, and 15.4% of net sales, respectively. As of February 28, 2013, these customers accounted for 42.4% of net accounts receivable. During the year ended February 29, 2012, we conducted business with four major customers whose sales comprised 23.9%, 20.6%, 18.5% and 11.3% of net sales, respectively. As of February 29, 2012, these customers accounted for 75.8% of net accounts receivable.

Backlog

As of May 31, 2013 we have a hard backlog of approximately $16.5 million consisting of the following elements:(i) South Korean Military approximately $13 million (on going business), (ii) U.S. military approximately $3.0 million (on going business), and (iii) Misc. applications of approximately $500,000.   In addition we have a well-defined pipeline of business for the South Korean military that could potentially be in excess of $200 million over the next 7 years.

Approximately $2.0 million of the U.S. military backlog is scheduled for delivery after fiscal 2013, and is subject to cancellation or renegotiation at the convenience of the U.S. government.  The South Korean hard backlog is to be delivered over approximately 5 years.

ITEM 1A. Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item 1A.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Our facilities consist of approximately 30,000 square feet in El Segundo, California and 8,000 square feet in McDonough Georgia. The El Segundo facilities are currently being used for assembly and testing using components that are produced by various suppliers as well as for general offices, engineering and warehousing.   The Georgia facility is used for installation and service.  The rent for the El Segundo facility is approximately $30,000 per month.  The rent in McDonough is approximately $4,000 per month. We now expect to find a new facility of approximately 60,000 square feet.  The new facility would be sufficient for our near term anticipated needs.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any material pending legal proceedings.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

 Our shares are listed on the OTC Bulletin Board under the symbol “AUSI”. Set forth below are high and low bid prices for our common stock for each quarterly period in the two most recent fiscal years. Such quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not necessarily represent actual transactions in the common stock. We had 6,273 stockholders of record as May 17, 2013.

Period	High	Low
------	-----	-----
Fiscal 2012
First Quarter ended May 31, 2011	$0.80	$0.58
Second Quarter ended August 31, 2011	$0.75	$0.52
Third Quarter ended November 30, 2011	$1.09	$0.62
Fourth Quarter ended February 29, 2012	$0.72	$0.52

Fiscal 2013
First Quarter ended May 31, 2012	$0.66	$0.41
Second Quarter ended August 31, 2012	$0.54	$0.32
Third Quarter ended November 30, 2012	$0.53	$0.21
Fourth Quarter ended February 28, 2013	$0.53	$0.35

On May 17, 2013, the reported closing sales price for our common stock was $0.42.

Dividend Policy

We have not paid any dividends on our common stock and we do not anticipate paying any dividends on our common stock in the foreseeable future.

Sales of Unregistered Securities

In the year ended February 28, 2013, we issued 3,866,867 shares of common stock, with 2,033,333 five year warrants attached with an exercise price of $1.00, for cash proceeds of $1,252,100 and availability for up to an additional $500,000 in loans on favorable terms; 341,748 shares were issued upon the conversion of $259,729 of notes payable and accrued interest with 206,941 five year warrants attached with an exercise price of $1.00; 37,500 shares were issued in settlement of $30,000 of accounts payable with 25,000 five year warrants attached with an exercise price of $1.00; and  415,789 shares were issued for marketing services and investor relation services valued at $316,000. Funds raised were for general corporate working capital purposes. All such securities were issued and sold in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, and the certificates representing such securities contain a restrictive legend reflecting the limitations on future transfer of those securities. The offer and sale of these securities was made without public solicitation or advertising. The investors represented to us that they were knowledgeable and sophisticated, and were experienced in business and financial matters so as to be capable of evaluating an investment in our securities and were an “accredited investor” within the meaning of Regulation D promulgated under the Securities Act of 1933. Each of these investors was afforded full access to information regarding our business.

Repurchases of Equity Securities

We did not repurchase any shares of our common stock during the fourth quarter of fiscal 2013.

ITEM 6. SELECTED FINANCIAL DATA

As a smaller reporting company we are not required to provide disclures under this Item 6.

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

(i) Sales and marketing -Our sales approach is composed of direct sales in North America and the use of agents and distributors for sales internationally.  In North America our primary focus is in two  business segments (a) Transport refrigeration, and (b) U.S Military applications,.

(a) Our sales and marketing approach for all-electric transport refrigeration is based on our strategic alliance with Zanotti and direct sales to major fleet owners of transport refrigeration. We prepared a training class for Zanotti’s dealers to ensure proper installations of the AuraGen solution.  We have also set up a dedicated sales and service team for transport refrigeration. We originally expected sales to start at the second quarter of fiscal 2012, but due to delayed engineering developments and testing we started  transport refrigeration sales  in the third quarter of fiscal 2013.  We expect significant contribution to our fiscal 2014 revenues from this sector.

(b) Our business approach for the U.S military and other government agencies are based on working with a number of defense contractors for a number of upcoming bids and responding to specific RFQs released by different agencies. We constantly sell small quantities of the VIPER for Special Ops, and we are delivering monthly units to the U.S.C.G. under a multi-year contract.

For international sales we have an exclusive distribution agreement with Seokmun Inc. for Korea, Funpos Inc. for Israel, and Fait Holding Ltd. for France and Indonesia. We have an agreement with Zanotti of Italy for sale of electric systems for transport refrigeration in Europe.   We  entered into agreements with Neva Marine in Turkey and Atlantis Marine in the U.K. agreements for the UK,

(ii)The second component of our business model is focused on the engineering support for the sales activities described above.  The engineering support consists of the introduction of new features for our AuraGen/VIPER solution such as higher power, different voltages, 3 phase options, shore power systems, higher current solutions as well as interface kits for different platforms. After a slow-down in our engineering activities during the 2012 and 2013 fiscal year we expect an increase in engineering activities during the fiscal 2014-year.

(iii)The third component of our business model is customer service.  We have trained a number of field engineers to support our product in North America.  In addition we are working closely with our international distributors to train their staff to be able to support the product.  For transport refrigeration we developed a training program for Zanotti’s dealers for installation and service.

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

The Company does not offer a general right of return on any of its sales and considers all sales as final. While some sales are for evaluative purposes, they are  final sales. The customers’ evaluation is for them to determine if there is a benefit to them to outfit additional vehicles in their fleets.

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

Inventory Valuation and Classification

Inventories consist primarily of components and completed units for our AuraGen® product. Inventories are valued at the lower of cost (first-in, first-out) or market, on a standard cost basis. Provision is made for estimated amounts of current inventories that will ultimately become obsolete due to changes in the product itself or vehicle engine types that go out of production. Due to historical reasons, we are holding inventories in excess of what it expects to sell in the next fiscal year. The net inventories which are not expected to be realized within a 12-month period based on current sales forecasts have been reclassified as long term. Management believes that existing inventories can, and will, be sold in the future without significant additional costs to upgrade it to current models and that the valuation of the inventories, classified both as current and long-term assets, accurately reflects the realizable values of these assets. We have accrued and expensed approximately $168 per ECU for the cost to upgrade it to current standards and do not anticipate any additional costs to upgrade the units. The AuraGen® product being sold currently is not technologically different from those in inventory. Existing finished goods inventories can be upgraded to the current model with only a small amount of materials and manpower. We make these assessments based on the following factors: i) existing orders, ii) age of the inventory, iii) historical experience and iv) our expectations as to future sales. If expected sales volumes do not materialize or if significant discounts from current pricing levels are granted to generate sales, there would be a material impact on our financial statements.

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

Results of Operations

Fiscal 2013 compared to Fiscal 2012

Revenues

Net revenues in fiscal 2013decreased $618,539 to $2,717,446 from $3,335,985 in fiscal 2012, a decrease of 18.5%. The decrease is attributable to normal sales fluctuations period to period due to our relatively small sales volume and small customer base.

Cost of Goods

Cost of goods sold in fiscal 2013 decreased $244,455 to $1,527,700from $1,772,155 in fiscal 2012. As a percentage of net revenues, cost of goods sold increased to56 % in fiscal 2013 from 53% in fiscal 2012. The increase is attributable to the variation in the mix of products sold.

Engineering, Research and Development

Engineering, research and development costs decreased $14,317 to $ 1,313,816 in fiscal 2013 from $1,328,133 in fiscal 2012. While we had planned for an increase in engineering, research and development in the current fiscal year, a lack of resources prevented us from implementing this plan. However, we expect to increase our expenditures in this area in the upcoming fiscal year.

Selling, General and Administrative Expense

Selling, general and administrative increased $317,870 to $13,377,161 in fiscal 2013 from $13,059,291 in fiscal 2012. The increase is due primarily to increase in legal expense due to the favorable settlement of a lawsuit where the Company was the plaintiff offset by a decrease in rent, sales and marketing and health insurance.

Non-Operating Income and Expense

Net interest expense increased $1,861,790 to $3,874,328 in fiscal 2013 from $2,012,538 in fiscal 2012. The increase is primarily attributable to the higher level of debt owing to a Board member, which increased from $10,425,000 at the end of fiscal 2012 to $13,819,960 at the end of fiscal 2013, and the amortization associated with the convertible debt issued to institutional investors in the third quarter of the prior fiscal year. Other income increased to $2,114,689 in fiscal 2013 from $682,658 in fiscal 2012 primarily as a result of a favorable legal settlement in the amount of $2,095,000 in the third quarter of the fiscal year.  Gain on conversion of $113,023 in the current year is a result of the conversion of $279,729 in notes payable and accrued interest and the conversion of $30,000 of accounts payable into 379,248 shares of our common stock.

Net Income/Loss

The increase in our net loss of $994,144 to $15,147,848 in fiscal 2013 from $14,153,704 in fiscal 2012 is primarily a result of the increase in interest expense noted above, the increase in legal expense associated with the settled lawsuit, partially offset by the increase in other income associated with the settled lawsuit.

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

Selling, General and Administrative Expense

Selling, general and administrative expenses increased $3,234,767 to $13,059,291 in fiscal 2012 from $9,824,524 in fiscal 2011. The increase is primarily due to an increase in stock option compensation expense of $3,774,059, and an increase in legal expense primarily associated with our sale of convertible debt in the third quarter, partially offset by a decrease in salaries due primarily to the resignation of our President in the current year, and a decrease in our rent expense. Stock option compensation expense included in selling, general and administrative expense increased to $3,774,059 in fiscal 2012 from $172,903 in fiscal 2011, an increase of $3,601,156, as a result of the non-cash charges for the issuance of employee stock options in the current year.

Non-Operating Income and Expenses

Net interest expense increased to $2,012,538 in fiscal 2012 from $918,301 in fiscal 2011. The increase is due primarily to increased interest expense on the debt owed to a board member and the amortization associated with the convertible debt issued to institutional investors in the third quarter.

Net Income/Loss

Our net loss in fiscal 2012 increased to $14,153,704 from $11,196,018 in fiscal 2011, an increase of $2,957,686. The increase is primarily a result of the increased stock option and warrant expense of $3,774,059 as noted above. After adjusting for the stock options and warrants issued through fiscal 2012 and fiscal 2011, the net loss in fiscal 2012 decreased by approximately $643,470 from the net loss of fiscal 2011.

Liquidity and Capital Resources

In fiscal 2013, we incurred losses of approximately $15.1 million and had negative cash flows from operations of $6.1 million. In order to fund our cash needs we raised $1.25 million from the sale of our stock in private placements. Additionally, during fiscal 2013, we received periodic advances from a Board member totaling $4.435 million. These advances carry an interest rate of 10% and are due on demand. During fiscal 2013 we repaid $1,040,040 of these advances.  As of February 28, 2013, the total amount owing to this Board member is $13.820 million plus accrued interest of $3.446 million. If the Board member were to demand repayment, we do not currently have the resources to make the payment.   We also borrowed $2,290,990 in short term notes from individuals, of which $386,000 was repaid. Accrued expenses include $927,984 of accrued wages that has not been paid to certain employees of the Company.

At February 28, 2013, we had cash of approximately $89,000, compared to cash of $6,260 at February 29, 2012. Working capital at February 28, 2013 was a negative $22.0 million as compared to a negative $13.7  million  at the end of the prior fiscal year. Accrued expenses increased $582,000 due primarily to the increase of approximately $400,000 in unpaid salaries from the prior year end.  At February 28, 2013, we had accounts receivable, net of allowance for doubtful accounts, of approximately $280,000 compared to approximately $800,000 at February 29, 2012. In fiscal 2013 we made no acquisitions of property and equipment. During fiscal 2013, we incurred additional net debt obligations to one of our Board members in the amount of $3,394,960, with an interest rate of 10%.

In the year ended February 28, 2013, we issued 3,866,867 shares of common stock, with 2,033,333 five year warrants attached with an exercise price of $1.00, for cash proceeds of $1,252,100 and the availability for up to an additionaal $500,000 in loans on favorable terms; 341,748 shares were issued upon the conversion of $259,729 of notes payable and accrued interest with 206,941 five year warrants attached with an exercise price of $1.00; 37,500 shares were issued in settlement of $30,000 of accounts payable with 25,000 five year warrants attached with an exercise price of $1.00; and  415,789 shares were issued for marketing services and investor relation services valued at $316,000.

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

In order to achieve the planned results we will need sufficient working capital for (i) daily operations, (ii) purchase of raw materials and subassemblies, (iii) purchase of the required equipment, and (iv) supporting cash flow.  Our cash flow analysis is based on certain assumptions that include 45 days for collection of account receivables after shipment, 30-day terms for accounts payable to vendors and suppliers, and all monthly operational costs paid during the month in which they incurred.  Based on our business model and projections, as well as historical costs for COGS and other expenses, we determined that the Company would need to raise approximately $10 million in new capital. This would allow us to fund ongoing operations but would not necessarily allow us to pay back our existing debt. We plan to raise the required capital through the private placement of equity, or straight debt.

We are selling systems for all of the applications currently identified in our business model for fiscal 2014. In addition, we are also in the process of enhancing our product line to address an even larger market segment.  We currently provide 5 kW, 8.5 kW and 16 kW solutions and we plan to introduce during the next twelve months 4kW, 12 kW, and 20 kW solution.  While there can be no assurances given that we will complete all the developments described above and be able to commercialize them in the planned time, our business model for fiscal 2014 does not contemplate sales for any product currently not available.

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

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the specified time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, the Company’s management evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures. Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of February 28, 2013.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended February 28, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of February 28, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework . Based on this assessment, and on those criteria, management concluded that the Company’s internal control over financial reporting was effective as of February 28, 2013.

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

Name	Age	Title
Melvin Gagerman	70	Chief Executive Officer, Chief Financial Officer, and Chairman of the Board of Directors
James Marvin Simmons	63	Director, Chairman of the Nominating Committee, Member of the Compensation Committee and Audit Committee
Warren Breslow	69	Director, Chairman of the Audit Committee, Member of the Nominating Committee and Compensation Committee
Salvador Diaz-Verson, Jr.	57	Director, Chairman of the Compensation Committee, Member of the Audit Committee and Nominating Committee
Roger L. Howsmon	68	Director, Member of the Nominating Committee and Compensation Committee
Lon E. Bell Ph.D.	72	Director, Member of the Nominating Committee and Compensation Committee

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our officers and directors, and beneficial owners of more than ten percent of the common stock, to file with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc. reports of ownership and changes in ownership of the common stock.  During the year ended February 28, 2013, Warren Breslow, a director, was granted options to purchase 2,100,000 shares of common stock for which he failed to file a Form 4, Lon Bell, a director, was granted options to purchase 100,000 shares of common stock for which he failed to file a Form 4, Salvador Diaz-Verson, a director, was granted options to purchase 100,000 shares of common stock for which he failed to file a Form 4, Melvin Gagerman, a director and CEO, was granted options to purchase 1,100,000 shares of common stock for which he failed to file a Form 4, Roger Howsmon, a director, was granted 100,000 options for which he failed to file a Form 4, and Harry Kurtzman, a 10% beneficial owner, who is not an officer or director was granted 1,000,000 options for which he failed to file a Form 4.

Code of Ethics

We have a Code of Ethics for all of our employees, including our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer. The purpose of the Code is to ensure that our business is conducted in a consistently legal and ethical matter. A copy of our Code of Ethics is included as an exhibit to this Annual Report on Form 10-K.

Director Independence

Using the definition of “independence” included in the listing rules of The Nasdaq Stock Market, our Board is comprised of a majority of independent directors.  Our independent directors are Messrs. Simmons, Breslow, Bell, Howsmon and Diaz-Verson. Messrs. Gagerman is not an independent director using the definition of independence included in the Nasdaq listing rules.  There are no family relationships among our executive officers and directors.

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

Compensation Committee.   The Compensation Committee does not have a formal charter however the committee reviews and recommends to the full Board the amounts and types of compensation to be paid to the Chairman and Chief Executive Officer; reviews and approves the amounts and types of compensation to be paid to our other executive officers and the non-employee directors; reviews and approves, on behalf of the Board, salary, bonus and equity guidelines for our other employees; and administers our 2006 Stock Option Plan. The Compensation Committee is currently comprised of Mr. Diaz-Verson (Chairperson), Mr. Breslow and Mr. Simmons.  Mr. Breslow has provided loans to us in the amount of $13,819,960.  For a discussion about Mr. Breslow’s loans to us, please see the section of this prospectus titled “Certain Relationships and Related Party Transactions”.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table summarizes all compensation earned for the fiscal years ended February 28, 2013 and February 29,  2012, to the  individual who served as our chief executive officer during fiscal 2013, and the two other most highly compensated executive officers who were serving in such capacity as of February 28, 2013 (the "named executive officers").

2013 Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation	All Other Compensation ($)	Total ($)

Melvin Gagerman (1)	2013	360,000	344,295	-	22,891(3)	727,186
Chief Executive Officer, Chief Financial Officer	2012	360,000	376,747	-	23,359(3)	760,106

(1)
Mr. Gagerman was elected Chairman and Chief Financial Officer effective February 1, 2006 and was elected President and Chief Executive Officer effective May 25, 2006.  Of this amount approximately $55,000 was accrued and not paid due to a lack of funds.

(2)	Reflects the fair market value amount at the date of grant using the assumptions set forth in Note 9 to the financial statements included elsewhere in this Annual Report.
(3)	Represents automobile and country club dues allowances, the cost of life insurance premiums, and medical expense reimbursements.
Mr. Gagerman converted $758,213 of unpaid salary from fiscal years 2010, 2011 and 2012 into our common stock during fiscal 2012.
No bonuses or stock awards were granted to the above individuals for the 2013 or 2012 fiscal years.

Outstanding Equity Awards at 2013 Fiscal Year-End

The following table summarizes certain information regarding the number and value of all options to purchase our common stock held by the individuals named in the Summary Compensation Table at February 28, 2013. No stock awards or equity incentive plan awards were issued or outstanding during fiscal 2013.

2013 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

	Option Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Name	Exercisable	Un-exercisable

Melvin Gagerman	1,100,000	0	--	$0.75	2/28/20
Melvin Gagerman	1,400,000	0	--	$0.75	6/18/14
Melvin Gagerman	1,000,000	0	--	$1.00	8/25/16

Option Exercises and Stock Vesting During 2013

No stock options were exercised during fiscal 2013 by the individuals named in the Summary Compensation Table. No stock awards were issued or outstanding during fiscal 2013.

Employment Contracts, Termination of Employment Contracts and Change in Control Arrangements

Gagerman Employment Agreement

Effective November 1, 2006, we entered into a written employment agreement with Melvin Gagerman (the “Gagerman Agreement”) regarding the terms and conditions of his employment as CEO.  The Gagerman Agreement originally was in effect through February 28, 2010, and, commencing March 1, 2007, is automatically extended by an additional year at the beginning of each fiscal year unless we give prior notice of our intent not to extend the agreement. At February 29, 2012, the Company did not extend the agreement and Mr. Gagerman has expressed his intent to retire.  Accordingly, the Gagerman Agreement is currently in effect until February 28, 2014. The agreement may be terminated before its stated expiration by either of the parties under specified terms and conditions   Following are the material terms of the Gagerman Agreement.

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

Upon the occurrence of a severance payment event for Mr. Gagerman, assuming he were terminated as of February 28, 2013, he would be entitled to a severance payment of $360,000, payable within 45 days of the date of his termination.

Director Compensation During Fiscal 2013

The following table summarizes all compensation paid to directors other than named executive officers during fiscal 2013.

2013 DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)(2)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
James Simmons (3)	-	-	31,300	-	-	31,300
Warren Breslow (4)	-	-	657,290	-	-	657,290
Salvador Diaz-Verson, Jr. (5)	-	-	31,300	-	-	31,300
Lon E. Bell	-	-	31,300	-	-	31,300
Roger Howsmon	-	-	31,300	-	-	31,300
(1)	Reflects the fair market value amount at the date of grant using the assumptions set forth in Note 9 to the financial statements included elsewhere in this Annual Report.
(2)
In fiscal 2013 Mssrs. Simmons, Diaz-Verson, Bell and Howsmon were each granted director warrants (options) to acquire 100,000 shares of our common stock at an exercise price of $0.75 per share, and Mr. Breslow was granted 2,100,000 director warrants(options) of our common stock at an exercise price of $0.75 per share, being not less than the fair market value on the date of grant, which options vest immediately and expire in February 2020. In fiscal 2012 Mssrs. Simmons, Diaz-Verson, Bell and Howsmon were each granted director warrants (options) to acquire 200,000 shares of our common stock at an exercise price of $1.00 per share, and Mr. Breslow was granted 1,300,000 Director Warrants(options) of our common stock at an exercise price of $1.00 per share, being not less than the fair market value on the date of grant, which options vest immediately and expire in June  2014. In fiscal 2011 Messrs. Diaz-Verson and Breslow were each granted Director Warrants(options) to acquire 50,000 shares of our common stock at an exercise price of $0.75 per share In fiscal 2010 Mr. Diaz-Verson was granted Director Warrants(options) to acquire 300,000 shares of our common stock at an exercise price of $1.50 per share, and Mr. Breslow was granted 1,300,000 Director Warrants(options) of our common stock at an exercise price of $1.50 per share, being not less than the fair market value on the date of grant, which options vest immediately and expire in June  2014.

(3)	The director had 300,000 options outstanding as of February 28, 2013.
(4)	The director had 6,375,000 options outstanding as of February 28, 2013.
(5)	The director had 675,000 options outstanding as of February 28, 2013.
(6)	The director had 300,000 options outstanding as of February 28, 2013.
(7)	The director had 300,000 options outstanding as of February 28, 2013.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, to the extent of our knowledge, certain information regarding our common stock owned as of May 17, 2013 (i) by each person who is known to be the beneficial owner of more than 5% of our outstanding common stock, (ii) by each of our Directors and the named executive officers in the Summary Compensation Table, and (iii) by all Directors and current executive officers as a group:

Beneficial Ownership Table

Beneficial Owner	Number of Shares of Common Stock	Percent of Common Stock (1)
Melvin Gagerman (2)	7,796,801	8.7%
Warren Breslow (3)	7,937,966	8.6%
Salvador Diaz-Verson, Jr. (4)	790,934	*
James Simmons(5)	3,032,383	3.6%
Lon E. Bell(6)	300,000	*
Roger Howsmon(7)	320,000	*
All current executive officers and Directors as a group (six)	20,178,084	20.6%

5% Shareholders
Harry Kurtzman(8)	9,285,955	10.1%

______________________________________________________

* Less than 1% of outstanding shares.

(1) Beneficial ownership is determined in accordance with rules of the Securities and Exchange Commission.  The calculation of the percentage of beneficial ownership is based upon 84,114,499 shares of common stock outstanding on May 17, 2013.  In computing the number of shares beneficially owned by any shareholder and the percentage ownership of such shareholder, shares of common stock which may be acquired by a such shareholder upon exercise or conversion of warrants or options which are currently exercisable or exercisable within 60 days of May 17, 2013, are deemed to be exercised and outstanding.  Such shares, however, are not deemed outstanding for purposes of computing the beneficial ownership percentage of any other person.  Shares issuable upon exercise of warrants and options which are subject to shareholder approval are not deemed outstanding for purposes of determining beneficial ownership.  Except as indicated by footnote, to our knowledge, the persons named in the table above have the sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.
(2) Includes 5,675,258 warrants and options exercisable within 60 days of May 17, 2013.
(3) Includes 6,573,901 warrants and options exercisable within 60 days of May 17, 2013.
(4) Includes 723,489 warrants and options exercisable within 60 days of May 17, 2013.
(5) This beneficial owner is CEO and Chief Investment Officer of ICM Asset Management, Inc., through which he has dispositive control and voting rights over these shares. The address for this beneficial owner is 601 W. Main Ave., Suite 600, Spokane WA 99201.
 (6) Includes 300,000 warrants and options exercisable within 60 days of May 17, 2013.
(7) Includes 300,000 warrants and options exercisable within 60 days of May 17, 2013.
(8) Includes 7,430,054 options and warrants exercisable within 60 days of May 17, 2013.

The mailing address for the officers and directors is c/o Aura Systems, Inc., 1310 E. Grand Ave., El Segundo, CA 90245.

Securities Authorized for Issuance Under Equity Compensation Plans as of February 28, 2013

Equity Compensation Plan Information as of February 28, 2013

Number of Securities
		Weighted-average	Remaining Available for
	Number of Securities to	Exercise Price of	Future Issuance Under Equity
	be Issued Upon Exercise	Outstanding	Compensation Plans
	of Outstanding Options,	Options, Warrants and Rights	(Excluding Securities Reflected in Column (a)
Plan Category	Warrants and Rights (a)	(b)	(c)

Equity compensation plans approved by security holders (1)	8,548,000	$0.75	-
Equity compensation plans not approved by security holders	15,625,000	$0.75	-
To
(1)
Reflects options under the 2006 Stock Option Plan. The 2006 Stock Option Plan authorizes the Company to grant stock options exercisable for up to an aggregate number of shares of common stock equal to the greater of (i) 3,000,000 shares of common stock, or (ii) 10% of the number of shares of common stock outstanding from time to time.  The numbers in this table are as of February 28, 2013.

For additional information regarding options and warrants, see Note 10 to our financial statements appearing elsewhere in this report.

 ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Transactions

Since the beginning of the 2013 fiscal year, Mr. Breslow, a director, has made various temporary advances to the Company totaling $5,385,000. The highest amount outstanding at any one time was $14,760,000, and as of May 10, 2013, there was an outstanding balance of $13,819,960. Interest on the advances was at a rate of 10% per annum and totaled $1,307,763 for the year ended February 28, 2013. As of May 10, 2013, the outstanding accrued interest totaled approximately $ 3,710,000. Repayments of $1,140,040 were made to Mr. Breslow in the current fiscal year.

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

Director Independence

Our Board is comprised of a majority of independent directors under the rules of the SEC and the listing standards of NASDAQ. Our independent directors are Messrs. Howsmon, Bell, Breslow, and Diaz-Verson. Our Board has determined that each member of the Audit Committee, Compensation Committee and Nominating Committee is independent under such rules and standards.  Messrs. Gagerman is not independent director under applicable SEC rules.

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

The following table sets forth the aggregate fees billed to us by Kabani & Co. for the years ended February 28, 2013, and February 29, 2012:

	Year Ended February 28,
	2013	2012
Audit Fees(1)	$82,500	$82,500
Audit-related fees(2)	-	-
Tax fees(3)	-	-
All other fees	-	-

Total	$82,500	$82,500

(1)
Included fees for professional services rendered for the audit of our annual financial statements and review of our annual report on Form 10-K and for reviews of the financial statements included in our quarterly reports on Form 10-Q for the first three quarters of the years ended February 28, 2013 and February 29, 2012.

(2)	Includes fees for professional services rendered in connection with our evaluation of internal controls.
(3)	Includes fees for professional services rendered in connection with the preparation of our income tax returns.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Audit Committee pre-approves all audit and permissible non-audit services provided by our independent auditors. These services may include audit services, audit-related services, tax and other services. Pre-approval is generally provided for up to one year, and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis. During fiscal 2013 and 2012 all services provided by Kabani and Company were pre-approved by the Audit Committee in accordance with this policy.

There were no hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year that were attributed to work performed by persions other than the principal account's full-time, permanent employees.

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

10.11	Amended and Restated Promissory Note dated January 31, 2006, by Aura Systems, Inc. in favor of Raven Partners, L.P. (3)
10.12	Amended and Restated Promissory Note dated January 31, 2006, by Aura Systems, Inc. in favor of Koyah Ventures, LLC (3)
10.13	Consolidated, Amended and Restated Promissory Note dated January 31, 2006, by Aura Systems, Inc. in favor of Koyah Partners, L.P. (3)
10.14	Consolidated, Amended and Restated Promissory Note dated January 31, 2006, by Aura Systems, Inc. in favor of Koyah Microcap Partners Master Fund, L.P. (3)
10.15	Consolidated, Amended and Restated Promissory Note dated January 31, 2006, by Aura Systems, Inc. in favor of Koyah Leverage Partners, L.P. (3)
10.16	Lease between Aura Systems Inc., and Alliance Commercial Partners (3)
10.17	Lease between Aura Systems Inc., and Derek Lidow as Trustee for the Lidow Family Trust and Alexander Lidow (3)
10.18	Form of 7% Convertible Subordinated Debenture (4)
10.19	Asset Purchase Agreement by and among Aura Systems, Inc. and Emerald Commercial Leasing, Inc. (4)
10.20	Mutual Agreement Ending AuraGen Distributorship Exclusivity between Emerald Commercial Leasing, Inc. and Aura Systems Inc.(4)
10.21	Employment Agreement Dated May 15, 2008, by and between Joseph Dickman and the Company. (4)
10.22	Conversion Agreement dated as of September 1, 2008, by and among Aura Systems, Inc., Koyah Leverage Partners, L.P., Koyah Partners, L.P. Koyah Ventures LLC, and Raven Partners, L.P. (5)
10.23	Distributorship Agreement dated February 27, 2009, by and between Aura Systems, Inc. and WePower LLC. (6)
10.24	Executive Employment Agreement by and between Don Macleod and Aura Systems, Inc. (7)
10.25	Strategic Alliance Agreement dated March 18, 2010, by and between Aura Systems, Inc. and Zanotti East Inc.
10.26	Amended and Restated Distributorship Agreement dated March 19, 2009, by and between Aura Systems, Inc. and WePower LLC (7)
10.27	Demand Promissory Note dated December 18, 2007 by and between the Company and Warren Breslow in the original principal amount of $500,000. (8)
10.28	Demand Promissory Note dated June 18, 2008 by and between the Company and Warren Breslow in the original principal amount of $200,000. (8)

10.29	Demand Promissory Note dated August 1, 2008 by and between the Company and Warren Breslow in the original principal amount of $200,000. (8)
10.30	Demand Promissory Note dated October 14, 2008 by and between the Company and Warren Breslow in the original principal amount of $200,000. (8)
10.31	Demand Promissory Note dated October 23, 2008 by and between the Company and Warren Breslow in the original principal amount of $200,000. (8)
10.32	Demand Promissory Note dated December 18, 2008 by and between the Company and Warren Breslow in the original principal amount of $500,000. (8)
10.33	Demand Promissory Note dated March 12, 2009 by and between the Company and Warren Breslow in the original principal amount of $200,000. (8)
10.34	Demand Promissory Note dated April 24, 2009 by and between the Company and Warren Breslow in the original principal amount of $500,000. (8)
10.35	Demand Promissory Note dated June 1, 2009 by and between the Company and Warren Breslow in the original principal amount of $20,000. (8)
10.36	Demand Promissory Note dated June 30, 2009 by and between the Company and Warren Breslow in the original principal amount of $500,000. (8)
10.37	Demand Promissory Note dated August 13, 2009 by and between the Company and Warren Breslow in the original principal amount of $400,000. (8)
10.38	Demand Promissory Note dated August 27, 2009 by and between the Company and Warren Breslow in the original principal amount of $500,000. (8)
10.39	Demand Promissory Note dated October 22, 2009 by and between the Company and Warren Breslow in the original principal amount of $480,000. (8)
10.40	Demand Promissory Note dated December 4, 2009 by and between the Company and Warren Breslow in the original principal amount of $250,000. (8)
10.41	Demand Promissory Note dated January 4, 2010 by and between the Company and Warren Breslow in the original principal amount of $250,000. (8)
10.42	Demand Promissory Note dated January 29, 2010 by and between the Company and Warren Breslow in the original principal amount of $250,000. (8)
10.43	Demand Promissory Note dated April 7, 2010 by and between the Company and Warren Breslow in the original principal amount of $400,000. (8)
10.44	Demand Promissory Note dated May 7, 2010 by and between the Company and Warren Breslow in the original principal amount of $100,000. (8)
10.45	Demand Promissory Note dated May 11, 2010 by and between the Company and Warren Breslow in the original principal amount of $400,000. (8)
10.46	Demand Promissory Note dated May 28, 2010 by and between the Company and Warren Breslow in the original principal amount of $150,000. (8)
10.47	Demand Promissory Note dated June 3, 2010 by and between the Company and Warren Breslow in the original principal amount of $350,000. (8)
10.48	Demand Promissory Note dated June 15, 2010 by and between the Company and Warren Breslow in the original principal amount of $500,000. (8)
10.49	Demand Promissory Note dated July 2, 2010 by and between the Company and Warren Breslow in the original principal amount of $300,000. (8)
10.50	Demand Promissory Note dated October 8, 2010 by and between the Company and Warren Breslow in the original principal amount of $200,000. (8)
10.51	Demand Promissory Note dated November 3, 2010 by and between the Company and Warren Breslow in the original principal amount of $300,000. (8)
10.52	Demand Promissory Note dated November 10, 2010 by and between the Company and Warren Breslow in the original principal amount of $50,000. (8)
10.53	Demand Promissory Note dated December 2, 2010 by and between the Company and Warren Breslow in the original principal amount of $350,000. (9)
10.54	Demand Promissory Note dated January 20, 2011 by and between the Company and Warren Breslow in the original principal amount of $200,000.(9)
10.55	Demand Promissory Note dated February 28, 2011 by and between the Company and Warren Breslow in the original principal amount of $250,000.(9)
10.56	Demand Promissory Note dated March 18, 2011 by and between the Company and Warren Breslow in the original principal amount of $150,000.(10)
10.57	Demand Promissory Note dated April 7, 2011 by and between the Company and Warren Breslow in the original principal amount of $300,000.(10)
10.58	Demand Promissory Note dated May 20, 2011 by and between the Company and Warren Breslow in the original principal amount of $200,000.(10)
10.59	Demand Promissory Note dated July 5, 2011 by and between the Company and Warren Breslow in the original principal amount of $250,000.(11)
10.60	Demand Promissory Note dated August 4, 2011 by and between the Company and Warren Breslow in the original principal amount of $100,000.(11)
10.61	Demand Promissory Note dated August 12, 2011 by and between the Company and Warren Breslow in the original principal amount of $225,000.(11)

10.62	Demand Promissory Note dated August 25, 2011 by and between the Company and Warren Breslow in the original principal amount of $250,000.(11)
10.63	Demand Promissory Note dated September16, 2011 by and between the Company and Warren Breslow in the original principal amount of $250,000.(12)
10.64	Demand Promissory Note dated September 23, 2011 by and between the Company and Warren Breslow in the original principal amount of $250,000.(12)
10.65	Demand Promissory Note dated December 16, 2011 by and between the Company and Warren Breslow in the original principal amount of $250,000.(14)
10.66	Demand Promissory Note dated January 15, 2012 by and between the Company and Warren Breslow in the original principal amount of $450,000.(14)
10.67	Demand Promissory Note dated February 23, 2012 by and between the Company and Warren Breslow in the original principal amount of $250,000.(14)
10.68	Securities Purchase Agreement dated September 26, 2011, by and between Aura Systems Inc. and institutional investors(13)
10.69	Demand Promissory Note dated March 22, 2012 by and between the Company and Warren Breslow in the original principal amount of $300,000.(15)
10.70	Demand Promissory Note dated March 23, 2012 by and between the Company and Warren Breslow in the original principal amount of $200,000.(15)
10.71	Demand Promissory Note dated April 5, 2012 by and between the Company and Warren Breslow in the original principal amount of $200,000.(15)
10.72	Demand Promissory Note dated April 23, 2012 by and between the Company and Warren Breslow in the original principal amount of $400,000.(15)
10.73	Demand Promissory Note dated May 3, 2012 by and between the Company and Warren Breslow in the original principal amount of $400,000.(15)
10.74	Demand Promissory Note dated May 24, 2012 by and between the Company and Warren Breslow in the original principal amount of $300,000.(15)
10.75	Demand Promissory Note dated June 1, 2012 by and between the Company and Warren Breslow in the original principal amount of $300,000.(16)
10.76	Demand Promissory Note dated June 22, 2012 by and between the Company and Warren Breslow in the original principal amount of $300,000.(16)
10.77	Demand Promissory Note dated August 24, 2012 by and between the Company and Warren Breslow in the original principal amount of $300,000.(16)
10.78	Demand Promissory Note dated August 27, 2012 by and between the Company and Warren Breslow in the original principal amount of $150,000.(16)
10.79	Convertible Promissory Note dated August 10, 2012 by and between the Company and Peter Dalrymple in the original principal amount of $1,000,000.(16)
10.80	Demand Promissory Note dated September 6, 2012 by and between the Company and Warren Breslow in the original principal amount of $500,000.(17)
10.81	Demand Promissory Note dated September 27, 2012 by and between the Company and Warren Breslow in the original principal amount of $300,000.(17)
10.82	Demand Promissory Note dated October 19, 2012 by and between the Company and Warren Breslow in the original principal amount of $250,000.(17)
10.83	Demand Promissory Note dated October 25, 2012 by and between the Company and Warren Breslow in the original principal amount of $300,000.(17)
10.84	Demand Promissory Note dated November 2, 2012 by and between the Company and Warren Breslow in the original principal amount of $135,000.(17)
10.85	Demand Promissory Note dated November 30, 2012 by and between the Company and Warren Breslow in the original principal amount of $100,000.(17)
10.86	Convertible Promissory Note dated October 2, 2012 by and between the Company and Peter Dalrymple in the original principal amount of $500,000.(17)
10.87	Demand Promissory Note dated November 2, 2012 by and between the Company and Warren Breslow in the original principal amount of $350,000.(17)
14.1	Code of Ethics (3)
31.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	Label Linkbase Document
101.PRE	Presentation Linkbase Document

(1)	Incorporated by reference from the Company’s Report on Form 10-K filed with the SEC on June 15, 2009.
(2)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on January 20, 2006.
(3)	Incorporated by reference from the Company’s Report on Form 10-K filed with the SEC for the year ended February 28, 2005.
(4)	Incorporated by reference from the Company’s Report on Form 10-K filed with the SEC for the year ended February 29, 2008.
(5)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on October 14, 2008
(6)	Incorporated by reference from the Company’s Report on Form 10-K filed with the SEC for the year ended February 28, 2009.
(7)	Incorporated by reference from the Company’s Report on Form 10-K filed with the SEC for the year ended February 28, 2010
(8)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on June 1, 2011.
(9)	Incorporated by reference from the Company’s Report on Form 10-K filed with the SEC for the year ended February 28, 2011
(10)	Incorporated by reference from the Company’s Report on Form 10-Q filed with the SEC for the quarter ended May 31, 2011
(11)	Incorporated by reference from the Company’s Report on Form 10-Q filed with the SEC for the quarter ended August 31, 2011
(12)	Incorporated by reference from the Company’s Report on Form 10-Q filed with the SEC for the quarter ended November 30, 2011
(13)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on September 27, 2011
(14)	Incorporated by reference from the Company’s Report on Form 10-K filed with the SEC for the year ended February 29, 2012
(15)	Incorporated by reference from the Company’s Report on Form 10-Q filed with the SEC for the quarter ended May 31, 2012
(16)	Incorporated by reference from the Company’s Report on Form 10-Q filed with the SEC for the quarter ended August 31, 2012
(17)	Incorporated by reference from the Company’s Report on Form 10-Q filed with the SEC for the quarter ended November 30, 2012

In accordance with SEC Release 33-8238, Exhibit 32.1 and 32.2 are being furnished and not filed.

Furnished herewith, XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registrtion statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AURA SYSTEMS, INC.

Dated:	June 12, 2013

By:	/s/ Melvin Gagerman
Melvin Gagerman
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signatures	Title	Date
/s/ Melvin Gagerman	Chief Executive Officer, Acting Chief Financial Officer Director and Chairman of the Board (Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)	June 12, 2013
Melvin Gagerman

/s/ Warren Breslow	Director	June 12, 2013
Warren Breslow

/s/ James Simmons	Director	June 12, 2013
James Simmons

/s/Salvador Diaz-Verson, Jr.	Director	June 12, 2013
Salvador Diaz-Verson, Jr.

/s/Roger L. Howsmon	Director	June 12, 2013
Roger L. Howsmon

/s/Lon E. Bell	Director	June 12, 2013
Lon E. Bell

Index to Financial Statements

Report of Independent Registered Public Accounting Firm	F-1

Financial Statements of Aura Systems, Inc.:

Balance Sheets as of February 28, 2013 and February 29, 2012	F-2
Statements of Operations - Years ended February 28, 2013 and February 29, 2012	F-3
Statements of Stockholders' Deficit - Years ended February 28, 2013 and February 29, 2012	F-4
Statements of Cash Flows - Years ended February 28, 2013 and February 29, 2012	F-5 to F-6
Notes to Financial Statements	F-7 to F-19

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Aura Systems, Inc.

We have audited the accompanying balance sheets of Aura Systems, Inc. (a Delaware corporation), (the “Company”) as of February 28, 2013 and February 29, 2012, and the related statements of operations, stockholders' deficit, and cash flows for each of the years in the two year period ended February 28, 2013. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aura Systems, Inc. as of February 28, 2013 and February 29, 2012, and the results of its operations and its cash flows for each of the years in the two year period ended February 28, 2013 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Kabani & Company, Inc.
Certified Public Accountants

Los Angeles, California
June 12, 2013

AURA SYSTEMS, INC.

 BALANCE SHEETS

	As of February 28,	As of February 29,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$89,196	$6,260
Accounts receivable, net of allowance for doubtful accounts of $50,000 and $60,000 at February 28, 2013 and February 29, 2012, respectively	279,551	794,704
Inventory - current	1,000,000	1,000,000
Other current assets	235,034	486.824
Total current assets	1,603,780	2,287,788
Deposits	61,944	48,944
Property, plant, and equipment, net	40,470	198,138
Inventory, non-current, net of allowance for obsolete inventory of $1,341,650 and $1,563,066 at February 28, 2013 and February 29, 2012, respectively	1,384,142	1,604,000

Total assets	$3,090,336	$4,138,870

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Bank overdraft	$-	$16,068
Accounts payable	1,202,382	770,507
Accrued expenses	1,601,740	1,019,959
Customer advances	12,598	57,211
Notes payable	3,004,990	150,000
Convertible notes payable, net of discount	503,509	1,064,644
Notes payable and accrued interest- related party	17,265,466	12,562,743

Total current liabilities	23,590,684	15,641,132

Convertible note payable, net of discount	1,097,938	96,786

Total liabilities	24,688,623	15,737,918

Commitments and contingencies

Stockholders' deficit :
Common stock, $0.0001 par value; 150,000,000 shares authorized at February 28, 2013 and February 29, 2012; 76,604,573 and 71,942,669 issued and outstanding at February 28, 2013 and February 29, 2012	7,660	7,194
Additional paid-in capital	398,949,767	393,801,622
Accumulated deficit	(420,555,713)	(405,407,864)

Total stockholders' deficit	(21,598,286)	(11,599,048)

Total liabilities and stockholders' deficit	$3,090,336	$4,138,870

The accompanying notes are an integral part of these financial statements.

AURA SYSTEMS, INC.

STATEMENTS OF OPERATIONS

	For the Year ended February 28, 2013	For the Year ended February 29, 2012

Net revenues	$2,717,446	$3,335,985
Cost of goods sold	1,527,700	1,772,155

Gross profit	1,189,746	1,563,830

Operating expenses:
Engineering, research and development	1,313,816	1,328,133
Selling, general, and administrative	13,377,161	13,059,291
Total operating expenses	14,690,977	14,387,424

Loss from operations	(13,501,231)	(12,823,594)

Other income (expense):
Interest expense, net	(3,874,328)	(2,012,538)
Gain on settlement of debt, net	113,023	656,838
Other income, net	2,114,689	25,590

Total other expense	(1,646,616)	(1,330,110)

Net Loss	(15,147,848)	(14,153,704)

Basic and diluted loss per share	$(0.21)	$(0.21)

*Weighted-average shares outstanding	73,009,266	66,912,617

* Basic and diluted weighted average number of shares outstanding are equivalent because the effect of dilutive securities is anti-dilutive.

The accompanying notes are an integral part of these financial statements

AURA SYSTEMS, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Deficit

Balance, February 28, 2011	60,720,956	$6,072	$379,819,510	$(391,254,160)	$(11,428,578)

Common stock issued in private placements, net	2,460,849	246	1,453,274	-	1,453,520
Shares issued for note conversions	2,227,612	222	1,515,738	-	1,515,960
Shares issued for settlement of accounts payable	1,006,054	101	656,898	-	656,999
Shares issued for services	1,625,000	163	1,128,837	-	1,129,000
Shares issued for in lieu of salary	3,042,199	304	2,087,144	-	2,087,448
Shares issued as placement fees	859,999	86	(86)	-	-
Allocation of proceeds from convertible notes payable issued with warrants	-	-	3,366,248	-	3,366,248
Employee option and warrant expense	-	-	3,774,059	-	3,774,059
Net Loss	-	-	-	(14,153,704)	(14,153,704)

Balance, February 29, 2012	71,942,669	$7,194	$393,801,622	$(405,407,864),	$(11,599,048)

Common stock issued in private placements, net	3,866,867	387	1,251,713	-	1,252,100
Shares issued for note conversion	341,748	34	157,360	-	157,394
Shares issued for settlement of accounts payable	37,500	4	19,309	-	19,313
Shares issued for services	415,789	41	315,959	-	316,000
Employee option and warrant expense	-	-	2,943,600	-	2,943,600
Discount on convertible notes payable	-	-	460,205	-	460,205
Net Loss	-	-	-	(15,147,848)	(15,147,848)

Balance, February 28, 2013	76,604,573	$7,660	$398,949,767	$(420,555,712)	$(21,598,286)

The accompanying notes are an integral part of these financial statements

AURA SYSTEMS, INC.

STATEMENTS OF CASH FLOWS

For the Years Ended

	February 28, 2013	February 29, 2012

Cash flows from operating activities:
Net loss	$(15,147,848)	$(14,153,704)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	157,668	182,703
Provision for bad debt	(10,000)	7,547
Provision for inventory obsolescence	(221,416)	(543,325)
Stock option and warrant employee compensation expense	2,038,520	3,774,059
Warrant expense	905,080	55,901
Amortization of debt discount	2,418,971	957,037
Beneficial conversion feature on convertible debt	-	70,641
Gain on debt settlement	-	(656,838)
Gain on conversion	(113,023)	-
Shares issued for services	316,000	754,000
(Increase) decrease in:
Accounts receivable	525,153	(505,954)
Inventory	441,274	1,213,338
Other current assets	238,790	290,075
Increase (decrease) in:
Bank overdraft	-	16,068
Accounts payable and accrued expenses	2,335,351	1,269,829
Customer advances	(44,613)	37,048

Net cash used in operating activities	(6,160,093)	(7,231,575)

Cash flows from investing activities:
Purchase of property, plant, and equipment	-	-

(Continued)

The accompanying notes are an integral part of these financial statements

AURA SYSTEMS, INC.

STATEMENTS OF CASH FLOWS (CONTINUED)

For the Years Ended

	February 28, 2013	February 29, 2012

Cash flows from financing activities:
Proceeds from notes payable	3,725,719	457,000
Proceeds on notes payable	(611,000)	(202,500)
Proceeds from notes payable - related party, net	4,460,000	1,925,000
Payments on notes payable - related party	(1,065,040)	-
Proceeds from convertible notes payable	1,850,000	-
Payments on convertible notes payable	(3,368,750)	3,500,000
Net proceeds from issuance of common stock	1,252,100	1,453,520

Net cash provided by financing activities	6,243,029	7,133,020

Net increase (decrease) in cash and cash equivalents	82,936	(98,555)
Cash and cash equivalents, beginning of year	6,260	104,815

Cash and cash equivalents, end of year	$89,196	$6,260

Supplemental disclosures of cash flow information:
Interest paid	$71,080	$43,456

Income taxes paid	$-	$-

Supplemental schedule of non-cash financing and investing activities:

During the year ended February 28, 2013, $259,729 of notes payable and accrued interest was converted into 341,748 shares of common stock, $30,000 of accounts payable was converted into 37,500 shares of common stock and 415,789 shares of common stock were issued for services valued at $316,000.

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
February 28, 2013

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

Inventories

Inventories are valued at the lower of cost (first-in, first-out) or market, on a standard cost basis.  We review the components of inventory on a regular basis for excess or obsolete inventory based on estimated future usage and sales.  As further described in Note 3, due to historical reasons, we are holding inventories in excess of what we expect to sell in the next fiscal year. As of February 28, 2013 and February 29, 2012, $1,384,142, and $1,604,000 respectively, of inventories are classified as long-term assets.

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

Valuation of Long-Lived Assets

The Company accounts for the impairment of long-lived assets, such as fixed assets, patents and trademarks, under the provisions of Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 360, “Property, Plant, and Equipment”, which establishes the accounting for impairment of long-lived tangible and intangible assets other than goodwill and for the disposal of a business. Pursuant to FASB ASC 360, we review for impairment when facts or circumstances indicate that the carrying value of long-lived assets to be held and used may not be recoverable. If such facts or circumstances are determined to exist, an estimate of the undiscounted future cash flows produced by the long-lived asset, or the appropriate grouping of assets, is compared to the carrying value to determine whether impairment exists. If an asset is determined to be impaired, the loss is measured based on various valuation techniques, including a discounted value of estimated future cash flows. We report impairment costs as a charge to operations at the time it is recognized. During the years ended February 28, 2013 and February 29, 2012, we determined that there was no impairment of long-lived assets.

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

Shipping and handling expenses

We record all shipping and handling billings to a customer as revenue earned for the goods provided in accordance with FASB ASC 605-45-45-19, “Shipping and Handling Fees and Costs”. We include shipping and handling expenses in selling, general and administrative expense. Shipping and handling expenses amounted to $126,346 and $101,958 for the years ended February 28, 2013 and February 29, 2012, respectively.

Advertising Expense

Advertising costs are charged to expense as incurred and were immaterial for the years ended February 28, 2013 and February 29, 2012.

Research and Development

Research and development costs are expensed as incurred. These costs include the expenses incurred in the development of products such as the 200amp ECU, the TanGen (dual generator), the eight inch generator, the 30 kW unit and the refrigeration system. Additionally, we are exploring the possibility of developing a 125kW system

Income Taxes

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

We have significant income tax net operating losses; however, due to the uncertainty of the realize-ability of the related deferred tax asset and other deferred tax assets, a valuation allowance equal to the amount of deferred tax assets has been established at February 28, 2013 and February 29, 2012.

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

Major Customers

During the year ended February 28, 2013, we conducted business with three major customers whose sales comprised 23.0%, 19.6%, and 15.4% of net sales, respectively. As of February 28, 2013, these customers accounted for 42.4% of net accounts receivable. During the year ended February 29, 2012, we conducted business with four major customers whose sales comprised 23.9%, 20.6%, 18.5% and 11.3% of net sales, respectively. As of February 29, 2012, these customers accounted for 75.8% of net accounts receivable.

Recently Issued Accounting Pronouncements

In February 2013, the FASB issued ASU No. 2013-02, which amends the authoritative accounting guidance under ASC Topic 220 Comprehensive Income.  The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements.  However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component.  In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period.  For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts.  The amendments in this update are effective prospectively for reporting periods beginning after December 15, 2013.  Early adoption is permitted.  Adoption of this update is not expected to have a material effect on the Company’s consolidated results of operations or financial condition.

Reclassifications

Certain reclassifications have been made to the 2012 financial statements to conform to the 2013 presentation.

NOTE 3 – INVENTORIES

Inventories at February 28, 2013 and February 29, 2012 consisted of the following:

	2013	2012

Raw materials	$1,888,831	$1,812,523
Finished goods	1,836,960	2,354,543

	3,725,791	4,167,066
Reserve for potential product obsolescence	(1,253,300)	(1,460,683)
Discount on long term inventory	(88,350)	(102,383)

	2,384,141	2,604,000
Non-current portion	(1,384,141)	(1,604,000)

Current portion	$1,000,000	$1,000,000

Inventories consist primarily of components and completed units for the Company’s AuraGen® product.

Early in our AuraGen® program, we determined it was most cost-effective to outsource production of components and subassemblies to volume-oriented manufacturers, rather than produce these parts in house. As a result of this decision, and based on then anticipated sales, we purchased, prior to fiscal 2001, a substantial inventory of components at volume prices, most of which was then assembled into finished AuraGen® units. Since sales did not meet such expectations, we have been selling product from this inventory for several years. Management has analyzed its inventories based on its current business plan, current potential orders for future delivery, and pending proposals with prospective customers and has determined we do not expect to realize all of its inventories within the next year. The net inventories as of February 28, 2013 and 2012, which are not expected to be realized within a 12-month period have been reclassified as long term.

We assessed the net realize-ability of these assets, and the potential obsolescence of inventory. In accordance with this assessment, management has recorded a reserve of $1,253,300 and $1,460,683 at February 28, 2013 and February 29, 2012, respectively. Management has also recorded a discount on long term inventory of $88,350 and $102,383 at February 28, 2013 and February 29, 2012, respectively.

NOTE 4 – OTHER CURRENT ASSETS

Other current assets of $235,034 and $486,824 are primarily comprised of vendor advances of $181,910 and $130,388 as of February 28, 2013 and February 29, 2012, respectively.

NOTE 5 – PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment at February 28, 2013 and February 29, 2012 consists of the following:

	2013	2012

Machinery and equipment	$964,111	$964,111
Furniture and fixtures	163,302	163,302
Leasehold improvements	485,080	485,080
	1,612,493	1,612,493
Less accumulated depreciation and amortization	(1,572,023)	(1,414,354)
Property, plant and equipment, net	$40,470	$198,139

Depreciation and amortization expense was $157,668 and $182,703 for the years ended February 28, 2013 and February 29, 2012, respectively.

NOTE 6 – NOTES PAYABLE

Notes payable consisted of the following:

	February 28, 2013	February 29, 2012

Demand notes payable, at 10% and 12%	$3,004,990	$150,000
Convertible Promissory Note dated August 10, 2012, due August 10, 2017, convertible into shares of our common stock at a price of $0.76 per share. The note carries an interest rate of 7% with interest only payments due on the 10th of each month with the principal payment due on the maturity date.	724,056	-
Convertible Promissory Note dated October 2, 2012, due October 2, 2017, convertible into shares of our common stock at a price of $0.76 per share. The note carries an interest rate of 7% with interest only payments due on the 2nd of each month with the principal payment due on the maturity date.	373,882	-
Convertible Promissory Note dated November 2, 2012, due January 4, 2013, convertible into shares of our common stock at a price of $0.76 per share. The note carries an interest rate of 7% with interest only payments due on the 2nd of each month with the principal payment due on the maturity date.	350,000	-
Senior secured convertible note dated September 23, 2011, due March 23, 2013, with 12 monthly payments commencing April 23, 2012 of $306,250 per month. The notes have a stated interest rate of 0%, with prepaid interest of $175,000. Balance net of Beneficial Conversion Feature	153,508	1,161,430
	4,606,436	1,311,430

Less: Current portion	$3,508,498	$1,214,644

Long-term portion	$1,097,938	$96,786

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

Future maturities of notes payable at February 28, 2013 are as follows:

Year Ending February 28,
2014	$353,508
2015	-
2016	-
2017	1,097,938
Total	$1,451,446

CONVERTIBLE PROMISSORY NOTES

At February 28, 2013 and February 29, 2012, the three other convertible promissory note payable amounted to $1,447,938 and Nil, respectively, net of discounts of $402,063 and Nil, respectively. The convertible notes (the “Notes”) bear interest at 7% per annum, and are convertible into common stock of the Company at $0.76 per share (as well as variable conversion rates as described below). The notes are due on August 10, 2017, October 2, 2017, and January 4, 2013 and are unsecured.

7% Convertible Promissory Notes:

On August 10, 2012 the Company entered into an agreement with the individual (the “holder”) for the sale of $1,000,000 of unsecured Convertible Promissory Note (the “Note”) to the holder. The Convertible Promissory Note balance together with all accrued interest thereon shall be due and payable on August 10, 2017 and the annual interest rate is 7% per annum and is due to be repaid 5 years from the closing date.  The Note holder will receive interest on the unpaid principal amount payable monthly in arrears on the tenth day of each calendar month commencing September 10, 2012. Interest shall be computed on the actual number of days elapsed over a 360-day year. The Holder has the right from and after the Date of Issuance, and until any time until the Convertible promissory note is fully paid, to convert any outstanding and unpaid principal portion of the Convertible promissory note into shares of Common Stock.

On October 2, 2012 the Company entered into an agreement with the individual (the “holder”) for the sale of $500,000 of unsecured Convertible Promissory Note (the “Note”) to the holder. The Convertible Promissory Note balance together with all accrued interest thereon shall be due and payable on October 2, 2017 and the annual interest rate is 7% per annum and is due to be repaid 5 years from the closing date.  The Note holder will receive interest on the unpaid principal amount payable monthly in arrears on the second day of each calendar month commencing November 2, 2012. Interest shall be computed on the actual number of days elapsed over a 360-day year. The Holder has the right from and after the Date of Issuance, and until any time until the Convertible promissory note is fully paid, to convert any outstanding and unpaid principal portion of the Convertible promissory note into shares of Common Stock.

On November 2, 2012 the Company entered into an agreement with the individual (the “holder”) for the sale of $350,000 of unsecured Convertible Promissory Note (the “Note”) to the holder. The Convertible Promissory Note balance together with all accrued interest thereon shall be due and payable on January 4, 2013 and the annual interest rate is 7% per annum and is due to be repaid 2 months from the closing date.  The Note holder will receive interest on the unpaid principal amount payable monthly in arrears on the second day of each calendar month commencing December 2, 2012. Interest shall be computed on the actual number of days elapsed over a 360-day year. The Holder has the right from and after the Date of Issuance, and until any time until the Convertible promissory note is fully paid, to convert any outstanding and unpaid principal portion of the Convertible promissory note into shares of Common Stock.

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

As of February 28, 2013 the fair value of the conversion features subject to derivative accounting was $448,306. The value of the conversion feature was determined using the Black-Scholes method based on the following assumptions: (1) risk free interest rate of 0.59%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 71.29%; and (4) expected life of the conversion features of 5 years.

NOTE 7 – NOTES PAYABLE – RELATED PARTY

At February 28, 2013 the balance consists of $13,819,960 of unsecured notes payable plus accrued interest of $3,445,506 to a member of our Board of Directors, payable on demand, bearing interest at a rate of 10% per annum. At February 29, 2012 the balance consists of $10,425,000 of unsecured notes payable plus accrued interest of $2,137,743 to a member of our Board of Directors, payable on demand , bearing interest at a rate of 10% per annum.   During the years ended February 28, 2013 and February 29, 2012, interest amounting to $1,307,763 and $944,632 respectively, was incurred on these notes and is included in accrued interest.

NOTE 8 - ACCRUED EXPENSES

Accrued expenses at February 28, 2013 and February 29, 2012 consisted of the following:

	2013	2012

Accrued payroll and related expenses	$1,564,496	$993,652
Accrued interest	30,867	82
Other	6,377	26,225
Total	$1,601,740	$1,019,959

Accrued payroll and related expenses consists primarily of salaries accrued but not paid to certain employees due to our lack of financial resources. At February 28, 2013 and February 29, 2012, these amounts total $927,984 and $524,989, respectively. Also included in this amount is accrued vacation expense of $411,667 and $306,562 at February 28, 2013 and February 29, 2012 respectively.

NOTE 9 - COMMITMENTS & CONTINGENCIES

Leases

On May 1, 2008, we entered into a lease for a facility of approximately 25,500 square feet. The lease is for a term of five years, has an option to extend for five years, and carries a base rent of $30,120. We are currently on a month to month lease in that facility. In December 2009, we entered into a lease for a facility in Georgia of approximately 8,000 square feet. The lease is for a term of three years, has an option to extend for three years, and carries a base rent of $3,183 per month.   In accordance with the terms of certain of the leases, the Company is responsible for common area charges.  Rent expense charged to operations amounted to $544,110 and $690,491 for the years ended February 28, 2013 and February 29, 2012, respectively.

Contingencies

From time to time, we may be subject to various claims and legal actions arising in the ordinary course of business.

NOTE 10 - STOCKHOLDERS' DEFICIT

Common Stock

At February 28, 2013 and February 29, 2012, we had 150,000,000 shares of $0.0001 par value common stock authorized for issuance, respectively. During the years ended February 28, 2013 and February 29, 2012, we issued 4,661,904 and 11,221,713 shares of common stock, respectively.

In the year ended February 28, 2013, we issued 3,866,867 shares of common stock, with 2,033,333 five year warrants attached with an exercise price of $1.00, for cash proceeds of $1,252,100 and the availability of up to $500,000 in additional loans on favorable terms; 341,748 shares were issued upon the conversion of $259,729 of notes payable and accrued interest with 206,941 five year warrants attached with an exercise price of $1.00 with a gain on settlement of debt of $102,336; 37,500 shares were issued in settlement of $30,000 of accounts payable with 25,000 five year warrants attached with an exercise price of $1.00 with a gain on settlement of debt of $10,688; and  415,789 shares were issued for marketing services and investor relation services valued at $316,000.

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

During the year ended February 28, 2013, the Company granted 2,590,500 options to certain employees.  These options immediately, have an exercise price of $.75, and have a seven year life.  The grant date fair value of these options amounted to $780,973 which was calculated using the Black-Scholes option pricing model with the following assumptions:  risk free rate of return of 1.26%, volatility of 74.98%, a dividend yield of 0%, and an expected life of 7 years.

The Company incurred stock options related expenses of $911,730 and $211,481, during the years ended February 28, 2013 and February 29, 2012, respectively.

Activity in this plan is as follows:

	2006 Plan

	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Number of Options

Outstanding, February 28, 2011	$0.75	$0.00	5,287,500
Granted	$0.75-$1.00		1,319,000
Cancelled	$0.75		(338,000)
Outstanding, February 29, 2012	$0.75-$1.00	$0.00	6,268,500
Granted	$0.75		2,590,500
Cancelled	$0.75		(311,000)
Outstanding, February 28, 2013	$0.75-$1.00	$0.00	8,548,000

The exercise prices for the options outstanding at February 28, 2013, and information relating to these options is as follows:

Options Outstanding				Exercisable Options
Range of Exercise Price	Number	Weighted Average Remaining Life	Weighted Average Exercise Price	Weighted Average Remaining Life	Number	Weighted Average Exercise Price
$0.75-$1.00	8,548,000	6.9 years	$0.76	7.0 years	8,048,000	$0.76

The weighted average fair values of the options on the date of grant for the year ended February 28, 2013 and February 29, 2012 were $0.31 per share and $0.38 per share, respectively.

A summary of the status of the Company’s non-vested shares as of February 28, 2013, and changes during the year ended February 28, 2013, is presented below:

Non-vested Shares	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at February 29, 2012	1,229,056	$0.38
Granted	2,590,500	$0.31
Vested	(3,319,556)	$0.38

Non-vested at February 28, 2013	500,000	$0.38

As of February 28, 2013, there was $101,115 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 2.50 years.

Warrants

Activity in issued and outstanding warrants is as follows:

	Number of Shares	Exercise Prices
Outstanding, February 29, 2012	31,009,738	$0.75-$4.00
Granted	8,756,942	$0.75-$1.00
Expired	(983,390)	$3.00-$4.00
Outstanding, February 28, 2013	38,783,290	$0.75-$3.00

The exercise prices for the warrants outstanding at February 28, 2013, and information relating to these warrants is as follows:

Range of Exercise Prices	Stock Warrants Outstanding	Stock Warrants Exercisable	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price of Warrants Outstanding	Weighted-Average Exercise Price of Warrants Exercisable	Intrinsic Value
$0.75-$1.00	8,756,942	8,756,942	77 months	$0.81	$0.81	$0.00
$0.75-$1.00	6,225,000	6,225,000	43 months	$0.99	$0.99	$0.00
$1.00	16,722,787	16,722,787	42 months	$1.00	$1.00	$0.00
$1.50	155,000	155,000	37 months	$1.50	$1.50	$0.00
$0.75-1.50	1,109,198	1,109,198	34 months	$1.17	$1.17	$0.00
$1.50	156,000	156,000	30 months	$1.50	$1.50	$0.00
$1.50	704,000	704,000	29 months	$1.50	$1.50	$0.00
$1.50	350,642	350,642	26 months	$1.50	$1.50	$0.00
$0.75-$2.00	58,000	58,000	22 months	$1.78	$1.78	$0.00
$2.00	725,721	725,721	19 months	$2.00	$2.00	$0.00
$0.75-2.00	3,650,000	3,650,000	16 months	$1.03	$1.03	$0.00
$3.00	170,000	170,000	9 months	$3.00	$3.00	$0.00
	38,783,290	38,783,290

NOTE 11 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  During the years ended February 28, 2013 and February 29, 2012, the Company incurred losses of $15,147,848 and $14,153,704, respectively and had negative cash flows from operating activities of $6,160,093 and $7,231,575, respectively.

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

NOTE 12- INCOME TAXES

The Company did not record any income tax expense due to the net loss during the years ended February 28, 2013 and February 29, 2012. The actual tax benefit differs from the expected tax benefit computed by applying the combined United States corporate tax rate and the State of California tax rate of 40% to loss before income taxes as follows for the years ended February 28, 2013 and February 29, 2012:

		2013	2012
Current:	$		$
Federal		-		-
State		800		800

Total		800		800

Deferred
Federal		-		-
State		-		-

Total		-		-
Total Income Tax Provision
		$800		$800

The provision for income tax is included with other expense in the accompanying consolidated financial statements.

	2013	2012

Expected tax benefit	34.0%	34.0%
State income taxes, net of federal benefit	6.0	6.0
Changes in valuation allowance	(40.0)	(40.0)
Total	-%	- %

The following table summarizes the significant components of our deferred tax asset at February 28, 2013 and February 29, 2012:

	2013	2012
Deferred tax asset
Primarily relating to net operating loss carry-forwards, but also reserves for inventory and accounts receivable, stock-based compensation and other	$119,000,000	$113,000,000
Valuation allowance	(119,000,000)	(113,000,000)
Net deferred tax asset	$ -	$ -

We recorded an allowance of 100% for deferred tax assets due to the uncertainty of its realization.

At February 28, 2013, we had operating loss carry-forwards of approximately $349,000,000 for federal purposes, which expire through 2026, and $68,000,000 for state purposes, which expire through 2018.

We follow FASB ASC 740 related to uncertain tax positions. Under FASB ASC 740, the impact of an uncertain tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. At February 28, 2013 and February 29, 2012, we have no unrecognized tax benefits.

Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of February 28, 2013 and February 29, 2012, we have no accrued interest and penalties related to uncertain tax positions.

We are subject to taxation in the U.S. and California. Our tax years for 2009 and forward are subject to examination by our tax authorities. We are not currently under examination by any tax authority.

NOTE 13 - EMPLOYEE BENEFIT PLANS

We sponsor two employee benefit plans: The Employee Stock Ownership Plan (the "ESOP") and a 401(k) plan.

The ESOP is a qualified discretionary employee stock ownership plan that covers substantially all employees. We did not make any contributions to the ESOP during the years ended February 28, 2013 and February 29, 2012, respectively.

We sponsor a voluntary, defined contribution 401(k) plan. The plan provides for salary reduction contributions by employees and matching contributions by us of 100% of the first 4% of the employees' pre-tax contributions. The matching contributions included in expense were $77,960 and $65,934 for the years ended February 28, 2013 and February 29, 2012, respectively.

NOTE 14 - SEGMENT INFORMATION

We are a United States based company providing advanced technology products to various industries. The principal markets for our products are North America, Europe, and Asia.  All of our operating long-lived assets are located in the United States. We operate in one segment.

Total net revenues from customer geographical segments are as follows for the years ended February 28, 2013 and February 29, 2012:

	2013	2012

United States	$1,806,141	$1,906,453
Canada	117,086	488,688
Europe	109,283	93,855
Other	30,109	-
Asia	654,827	846,989
Total	$2,717,446	$3,335,985