Form 10-Q
period 2013-05-31
AURA SYSTEMS INC
filed 2013-07-22
CIK 826253

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended.................................................May 31, 2013
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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Class	Outstanding July 8, 2013

Common Stock, par value $0.0001 per share	84,114,499 shares

AURA SYSTEMS, INC.

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AURA SYSTEMS, INC.
CONDENSED BALANCE SHEETS
(Unaudited)

	May 31, 2013	February 28, 2013
ASSETS
Current assets:
Cash and cash equivalents	$14,326	$89,196
Accounts receivable, net of allowance for doubtful accounts of $50,000 and $50,000 at May 31, 2013 and February 28, 2013, respectively	389,947	279,551
Inventory - current	1,000,000	1,000,000
Other current assets	187,870	235,034
Total current assets	1,592,143	1,603,780

Deposits	61,944	61,944
Property, plant, and equipment, net	21,360	40,470
Inventory, non-current, net of allowance for obsolete inventory of $1,298,562 and $1,341,650 at May 31, 2013 and February 28, 2013, respectively	1,256,599	1,384,142

Total assets	$2,932,046	$3,090,336

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$1,173,695	$1,202,382
Accrued expenses	1,949,417	1,601,740
Customer advances	64,230	12,598
Notes payable	1,488,990	3,004,990
Convertible notes payable, net of discount	1,691,467	503,509
Notes payable and accrued interest- related party	17,695,498	17,265,466

Total current liabilities	24,063,297	23,590,684

Convertible note payable, net of discount	1,120,354	1,097,938

Total liabilities	25,183,651	24,688,623

Commitments and contingencies

Stockholders' deficit:
Common stock, $0.0001 par value; 150,000,000 shares authorized at May 31, 2013 and February 28, 2013; 84,114,499 and 76,604,573 issued and outstanding at May 31, 2013 and February 28, 2013	8,411	7,660
Additional paid-in capital	401,274,939	398,949,767
Accumulated deficit	(423,534,955)	(420,555,713)

Total stockholders' deficit	(22,251,605)	(21,598,286)

Total liabilities and stockholders' deficit	$2,932,046	$3,090,336

See accompanying notes to these unaudited condensed financial statements.

AURA SYSTEMS, INC.

CONDENSED STATEMENTS OF OPERATIONS

FOR THREE MONTHS ENDED MAY 31, 2013 AND 2012

(Unaudited)

	May 31, 2013	May 31, 2012
Net Revenues	$808,526	$767,568
Cost of goods sold	320,220	353,111
Gross Profit	488,306	414,457

Operating expenses:
Engineering, research and development expenses	398,798	316,491
Selling, general and administrative expenses	2,565,170	2,300,302
Total operating expenses	2,963,968	2,616,793

Loss from operations	(2,475,662)	(2,202,336)

Other (income) and expense:
Interest expense, net	716,298	880,897
Other income, net	(212,717)	(1,500)
Total other (income) expense	503,581	879,397

Net Loss	$(2,979,243)	$(3,081,733)

Total basic and diluted loss per share	$(0..04)	$(0.04)
Weighted average shares used to compute basic and diluted loss per share	77,521,286	72,052,995

*Basic and diluted weighted average number of shares are equivalent since the effect of potential dilutive securities is anti-dilutive.

See accompanying notes to these unaudited condensed financial statements.

AURA SYSTEMS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MAY 31, 2013 AND 2012
(Unaudited)

	2013	2012
Cash flow from operating activities:
Net Loss	$(2,979,243)	$(3,081,733)
Adjustments to reconcile Net loss to net cash used in operating activities
Depreciation Expense	19,110	45,263
Debt discount	(753,798)	-
Amortization of debt discount	224,723	590,207
Gain on conversion	(203,110)
Stock issued for services	297,725	266,000
Provision for inventory obsolescence	(43,088)	(104,886)
Amortization of prepaid shares	-	95,193
Stock options and warrants expense	901,195	63,828
(Increase) decrease in: Accounts receivable	(110,396)	54,106
Inventory	170,631	169,961
Other current assets and deposit	47,164	62,153
Increase (decrease) in:
Accounts payable, customer deposit and accrued expenses	777,765	656,894
Net cash used in operations	(1,651,320)	(1,183,014)

Financing activities:
Proceeds from notes payable	955,000	-
Proceeds from convertible notes payable	845,700
Payments on notes payable	(306,250)	(612,500)
Proceeds from notes payable-related party, net	82,000	1,800,000

Net cash provided by financing activities:	1,576,450	1,187,500

Net increase in cash & cash equivalents	(74,870)	4,486

Cash and cash equivalents at beginning of period	89,196	6,260

Cash and cash equivalents at end of period	$14,326	$10,746
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$45,031	$-
Income taxes	-	-

Unaudited supplemental disclosure of non-cash investing and financing activities:

During the three months ended May 31, 2013, $1,330,112 of notes payable and accrued interest were converted into 2,660,225 shares of common stock, 595,451 shares of common stock were issued for services and expenses related to the notes valued at $297,726 and 4,254,250 shares of common stock were issued in exchange for the cancellation of warrants to purchase 5,005,000 shares of  common stock at an exercise price of $0.75 per share which would have expired on September 22, 2016.

See accompanying notes to these unaudited condensed financial statements.

AURA SYSTEMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - ACCOUNTING POLICIES

Accounting principles

In the opinion of management, the accompanying balance sheets and related interim statements of income and comprehensive income, and cash flows include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the Company’s 2013 Form 10-K filed on June 12, 2013 with the U.S. Securities and Exchange Commission.

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

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  During the three months ended May 31, 2013 and May 31, 2012, the Company incurred losses of $2,979,243 and $3,081,733, respectively and had negative cash flows from operating activities of $1,651,320 and $1,183,014, respectively.

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

NOTE 3 – INVENTORIES

Inventories, stated at the lower of cost (first in first out), or market consisted of the following:

	May 31, 2012	February 28, 2013

Raw materials	$1,787,765	$1,888,831
Finished goods	1,767,396	1,836,960

	3,555,161	3,725,791
Reserve for potential product obsolescence	(1,218,353)	(1,253,300)
Discount on long term inventory	(80,209)	(88,350)

	2,256,599	2,384,141
Non-current portion	(1,256,599)	(1,384,141)

Current portion	$1,000,000	$1,000,000

We assessed the net realize-ability and the related potential obsolescence of inventory. In accordance with this assessment, management has recorded a reserve of $1,218,353 and $1,253,300 as of May 31, 2013 and February 28, 2013, respectively. Management has also recorded a discount on long term inventory of $80,209 and $88,350 as of May 31, 2013 and February 28, 2013, respectively.

NOTE 4 – OTHER CURRENT ASSETS

Other assets of $187,870 and $235,034 are primarily comprised of vendor advances $147,110 and $181,910 as of May 31, 2013 and February 28, 2013.

NOTE 5 – PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consisted of the following:

	May 31, 2013	February 28, 2013

Machinery and equipment	$964,111	$964,111
Furniture and fixtures	163,302	163,302
Leasehold improvements	485,080	485,080
	1,612,493	1,612,493
Less accumulated depreciation	(1,591,133)	(1,572,023)
Property, plant and equipment, net	$21,360	$40,470

Depreciation expense was $19,110 and $45,263 for the three months ended May 31, 2013 and May 31, 2012, respectively.

NOTE 6 – NOTES PAYABLE

Notes payable consisted of the following:

	May 31, 2013	February 28, 2013

Demand notes payable, at 10% and 16%	$1,488,990	$3,004,990
Convertible Promissory Note dated August 10, 2012, due August 10, 2017, convertible into shares of our common stock at a price of $0.76 per share. The note carries an interest rate of 7% with interest only payments due on the 10th of each month with the principal payment due on the maturity date.	739,592	724,056
Convertible Promissory Note dated October 2, 2012, due October 2, 2017, convertible into shares of our common stock at a price of $0.76 per share. The note carries an interest rate of 7% with interest only payments due on the 2nd of each month with the principal payment due on the maturity date.	380,762	373,882
Convertible Promissory Note dated November 2, 2012, due January 4, 2013, convertible into shares of our common stock at a price of $0.76 per share. The note carries an interest rate of 7% with interest only payments due on the 2nd of each month with the principal payment due on the maturity date.	-	350,000
Senior secured convertible note dated September 23, 2011, due March 23, 2013, with 12 monthly payments commencing April 23, 2012 of $306,250 per month. The notes have a stated interest rate of 0%, with prepaid interest of $175,000. Balance net of Beneficial Conversion Feature	-	153,508
Senior secured convertible notes dated May 7, 2013, due June 15, 2013, convertible into shares of our common stock at a price of $0.75 per share. The notes carry an interest rate of 12% with interest due on the last day of the month. If the note is not repaid by the due date, the interest rate increases to 16%.	1,691,467	-
	4,300,811	4,606,436

Less: Current portion	$3,180,457	$3,508,498

Long-term portion	$1,120,354	$1,097,938

CONVERTIBLE DEBT

On September 23, 2011, Aura Systems, Inc. entered into a purchase agreement to sell convertible notes with a total principal value of $3,675,000 and warrants to purchase shares of common stock to an investment fund managed by MDB Capital Group.  The notes have a 1.5 year maturity date and are convertible into shares of common stock at the initial conversion price of $0.75 per share.  The warrants entitle the investors to acquire 4,900,000 and 490,000 shares and have an initial exercise price of $1 and $0.75 per share, respectively, and have a 5 year term. The proceeds of Convertible note were assigned between warrants and convertible note per ASC 470-20. The company recorded $175,000 as a discount (prepaid interest), $1,006,482 as capitalized financing cost and a discount of $1,790,482 on shares to be issued upon conversion of the note into equity. This discount (prepaid interest), capitalized finance cost and discount will be amortized over the life of the note. The notes were repaid in full in March 2013 and the Company then entered into an exchange agreement with the note holders whereby the outstanding warrants held by the investors, which carried an exercise price of $0.75 per share and would expire on September 22, 2016, were exchanged for our Common Stock at a ratio of 0.85 shares of common stock for each warrant outstanding.

On May 7, 2013, the Company transferred 4 note payables with a total principal value of $1,000,000 together with accrued interest, and consulting fees to a senior secured convertible note with a principal value of $1,087,000 (“new note”) and warrants to Kenmont Capital Partners (the “holder”). The new note has a 1 year maturity date and is convertible into shares of common stock at the conversion price of $0.75 per share, provided, that the Conversion Price shall automatically be reset to $0.50 per share on June 15, 2013 if a Qualified Financing has not occurred on or prior to that date. The warrants entitle the holder to acquire 1,449,333 shares and have an initial exercise price of $0.75 per share, and have a 7 year term. The Company recorded $342,020 as a discount, which will be amortized over the life of the note.

On May 7, 2013, the Company transferred 2 note payables with a total principal value of $550,000 together with accrued interest to a senior secured convertible note with a principal value of $558,700 (“new note”) and warrants to LPD Investments, Ltd. (the "holder"). The new note has a 1 year maturity date and is convertible into shares of common stock at the conversion price of $0.75 per share, provided, that the Conversion Price shall automatically be reset to $0.50 per share on June 15, 2013 if a Qualified Financing has not occurred on or prior to that date. The warrants entitle the holder to acquire 744,933 shares and have an initial exercise price of $0.75 per share, and have a 7 year term. The Company recorded $175,793 as a discount, which will be amortized over the life of the note.

On May 7, 2013, the Company entered into an agreement with an individual (the “holder”) for the sale of $750,000 of secured convertible note payable (the “Note”) and warrants to the holder. The Note has a 1 year maturity date and is convertible into shares of common stock at the conversion price of $0.75 per share, provided, that the Conversion Price shall automatically be reset to $0.50 per share on June 15, 2013 if a Qualified Financing has not occurred on or prior to that date. The warrants entitle the holder to acquire 1,000,000 shares and have an initial exercise price of $0.75 per share, and have a 7 year term. The Company recorded $235,985 as a discount, which will be amortized over the life of the note.

Future maturities of notes payable at May 31, 2013 are as follows:

Year Ending February 28,
2014	$-
2015	-
2016	-
2017	1,120,354
Total	$1,120,354

CONVERTIBLE PROMISSORY NOTES

At February 28, 2013 the three other convertible promissory note payable amounted to $1,447,938 net of discounts of $402,063. The convertible notes (the “Notes”) bear interest at 7% per annum, and are convertible into common stock of the Company at $0.76 per share (as well as variable conversion rates as described below). The notes are due on August 10, 2017, October 2, 2017, and January 4, 2013 and are unsecured.  On May 7, 2013, the note due on January 4, 2013 was converted into a portion of the note due June 15, 2013, which carries an interest rate of 12%.

7% Convertible Promissory Notes:

On August 10, 2012 the Company entered into an agreement with the individual (the “holder”) for the sale of $1,000,000 of unsecured Convertible Promissory Note (the “Note”) to the holder. The Convertible Promissory Note balance together with all accrued interest thereon shall be due and payable on August 10, 2017 and the annual interest rate is 7% per annum and is due to be repaid 5 years from the closing date.  The Note holder will receive interest on the unpaid principal amount payable monthly in arrears on the tenth day of each calendar month commencing September 10, 2012. Interest shall be computed on the actual number of days elapsed over a 360-day year. The Holder has the right from and after the Date of Issuance, and until any time until the Convertible promissory note is fully paid, to convert any outstanding and unpaid principal portion of the Convertible promissory note into shares of Common Stock.  The company recroded $310,723 as a debt discount, which will be amortized over the life of the note.

On October 2, 2012 the Company entered into an agreement with the individual (the “holder”) for the sale of $500,000 of unsecured Convertible Promissory Note (the “Note”) to the holder. The Convertible Promissory Note balance together with all accrued interest thereon shall be due and payable on October 2, 2017 and the annual interest rate is 7% per annum and is due to be repaid 5 years from the closing date.  The Note holder will receive interest on the unpaid principal amount payable monthly in arrears on the second day of each calendar month commencing November 2, 2012. Interest shall be computed on the actual number of days elapsed over a 360-day year. The Holder has the right from and after the Date of Issuance, and until any time until the Convertible promissory note is fully paid, to convert any outstanding and unpaid principal portion of the Convertible promissory note into shares of Common Stock. The company recorded $137,583 as a debt discount, which will be amortized over the life of the note.

On November 2, 2012 the Company entered into an agreement with the individual (the “holder”) for the sale of $350,000 of unsecured Convertible Promissory Note (the “Note”) to the holder. The Convertible Promissory Note balance together with all accrued interest thereon shall be due and payable on January 4, 2013 and the annual interest rate is 7% per annum and is due to be repaid 2 months from the closing date.  The Note holder will receive interest on the unpaid principal amount payable monthly in arrears on the second day of each calendar month commencing December 2, 2012. Interest shall be computed on the actual number of days elapsed over a 360-day year. The Holder has the right from and after the Date of Issuance, and until any time until the Convertible promissory note is fully paid, to convert any outstanding and unpaid principal portion of the Convertible promissory note into shares of Common Stock.  On May 7, 2013, this note was converted into a portion of the note due June 15, 2013, which carries an interest rate of 12%.

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

NOTE 7 - ACCRUED EXPENSES

Accrued expenses consisted of the following:

	May 31, 2013	February 28, 2013

Accrued payroll and related expenses	$1,899,295	$1,564,496
Accrued interest	42,501	30,867
Other	7,621	6,377
Total	$1,949,417	$1,601,740

Accrued payroll and related expenses consisted primarily of salaries accrued but not paid to certain employees. As of May 31, 2013 and February 28, 2013, these amounts total $1,205,215 and $927,984, respectively. Also included in this amount is accrued vacation expense of $449,509 and $411,667 at May 31, 2013 and February 28, 2013, respectively.

NOTE 8–SHAREHOLDERS’ EQUITY

Common Stock

    During the three months ended May 31, 2013, $1,330,112 of notes payable and accrued interest were converted into 2,660,225 shares of common stock, 595,451 shares of common stock were issued for services and expenses related to the notes valued at $297,726 and 4,254,250 shares of common stock were issued in exchange for the cancellation of warrants to purchase 5,005,000 shares of  common stock at an exercise price of $0.75 per share which would have expired on September 22, 2016.

During the three months ended May 31, 2012, we issued 350,000 shares of Common Stock for services rendered valued at $266,000.

Employee Stock Options

During the three months ended May 31, 2013, there were no stock options granted to employees.

In September, 2006, our Board of Directors adopted the 2006 Employee Stock Option Plan. Activity in this plan is as follows:

	2006 Plan

	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Number of Options
	[Missing Graphic Reference]	[Missing Graphic Reference]	[Missing Graphic Reference]
Outstanding, February 28, 2013	$0.75-$1.00	$0.00	8,548,000
Cancelled	-		-
Granted	-		-
Outstanding, May 31, 2013	$0.75-$1.00	$0.00	8,548,000

The exercise prices for the options outstanding at May 31, 2013, and information relating to these options is as follows:

Options Outstanding				Exercisable Options
Range of Exercise Price	Number	Weighted Average Remaining Life	Weighted Average Exercise Price	Weighted Average Remaining Life	Number	Weighted Average Exercise Price
$0.75-$1.00	8,548,000	6.65 years	$0.79	6.75 years	8,048,000	$0.79

Warrants

Activity in issued and outstanding warrants is as follows:

	Number of Shares	Exercise Prices
Outstanding, February 28, 2013	38,783,290	$0.75-$4.00
Granted	3,368,762	$0.75
Cancelled	(5,005,000)	$0.75
Outstanding, May 31, 2013	37,147,052	$0.75-$4.00

The exercise prices for the warrants outstanding at May 31, 2013, and information relating to these warrants is as follows:

Range of Exercise Prices	Stock Warrants Outstanding	Stock Warrants Exercisable	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price of Warrants Outstanding	Weighted-Average Exercise Price of Warrants Exercisable	Intrinsic Value
$0.75	3,368,762	3,368,762	83 months	$0.75	$0.75	$0.00
$0.75-$1.00	8,756,942	8,756,942	74 months	$0.81	$0.81	$0.00
$1.00-$1.25	1,220,000	1,220,000	40 months	$1.03	$1.03	$0.00
$1.00	16,722,787	16,722,787	39 months	$1.00	$1.00	$0.00
$1.50	155,000	155,000	34 months	$1.50	$1.50	$0.00
$0.75-1.50	1,109,198	1,109,198	31 months	$1.17	$1.17	$0.00
$1.50	156,000	156,000	27 months	$1.50	$1.50	$0.00
$1.50	704,000	704,000	26 months	$1.50	$1.50	$0.00
$1.50	350,642	350,642	23 months	$1.50	$1.50	$0.00
$0.75-$2.00	58,000	58,000	19 months	$1.78	$1.78	$0.00
$2.00	725,721	725,721	16 months	$2.00	$2.00	$0.00
$0.75-2.00	3,650,000	3,650,000	13 months	$1.03	$1.03	$0.00
$3.00	170,000	170,000	6 months	$3.00	$3.00	$0.00
	37,147,052	37,147,052

NOTE 9 –INCOME TAXES

Our effective tax rates were approximately 0.0% for the three months ended May 31, 2013 and 2012. Our effective tax rate was lower than the U.S. federal statutory rate primarily due to the fact that we record a full valuation allowance against our deferred tax assets, which is primarily comprised of net operating losses.

NOTE 10 - SEGMENT INFORMATION

We are a United States based company providing advanced technology products to various industries. The principal markets for our products are North America, Europe, and Asia.  All of our operating long-lived assets are located in the United States. We operate in one segment.

Total net revenues from customer geographical segments are as follows for the three months ended May 31, 2013 and 2012:

	2013	2012

United States	$616,227	$500,368
Canada	48,060	21,050
Europe	4,136	61,664
Asia	131,353	148,042
Other	8,750	36,444
Total	$808,526	$767,568

NOTE 11 – SIGNIFICANT CUSTOMERS

Concentration Risk

In the three months ended May 31, 2013, we sold AuraGen related products to four significant customers whose sales comprised 32%, 16%, 15% and 13% of net sales, respectively. Net accounts receivable from these customers at May 31, 2013 were $165,280, $0, $90,279, and $47,163 respectively. These customers are not related to or affiliated with us. In the three months ended May 31, 2012, we sold AuraGen related products to four significant customers whose sales comprised 21%, 19%, 10% and 9% of net sales, respectively. Net accounts receivable from these customers at May 31, 2012 were $110,625, $467,125, $3,864 and $71,688 respectively. These customers are not related to or affiliated with us.

NOTE 12 – RELATED PARTIES TRANSACTIONS

At May 31, 2013, the balance includes $13,819,960 of unsecured notes payable plus accrued interest of $3,792,288 to a member of our Board of Directors, payable on demand, bearing interest at a rate of 10% per annum. During the three months ended May 31, 2013 and May 31, 2012, interest amounting to $346,782 and $283,084 respectively, was incurred on these notes. The balance also includes $82,000 of unsecured notes payable plus accrued interest of $1,250 to our CEO pursuant to a demand note entered into on April 5, 2013.

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

For further information regarding these and other risks and uncertainties, we refer you to Part I, Item 1A of our Form 10-K for the fiscal year ended February 28, 2013.

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

Our financial statements included in this report have been prepared on the assumption that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, as a result of our losses from operations, there is substantial doubt about our ability to continue as a going concern. Our independent auditors, in their report on the Company’s financial statements for the year ended February 28, 2013 expressed substantial doubt about the Company’s ability to continue as a going concern.   The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from our possible inability to continue as a going concern.

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

Results of Operations

Three months ended May 31, 2013 compared to three months ended May 31, 2012

Net revenues for the three months ended May 31, 2013 (the “First Quarter FY2014”) increased $40,958 to $808,526 from $767,568 in the three months ended May 31, 2012 (the “First Quarter FY2013”), an increase of 5%. Our customers typically order on an as needed basis and therefore our sales can fluctuate substantially between periods based on our customers’ needs at a given time.

Cost of goods decreased $32,891 (9%) to $320,220 in the First Quarter FY2014 from $353,111 in the First Quarter FY2013. The increase in cost of goods is primarily a result of differences in gross margins between the 8kW and 5kW systems.

Engineering, research and development expenses increased $82,307 (26%) to $398,798 in the First Quarter FY2014 from $316,491 in the First Quarter FY 2013. In the past, we have reduced our expenditures in this area due to our financial situation, but as previously stated we intend to increase our expenditures in this area.

Selling, general and administrative expense increased $264,868 (12%) to $2,565,170 in the First Quarter FY2014 from $2,300,302 in the First Quarter FY2013. The increase is primarily attributable to an increase in non-cash charges of approximately $837,000 for warrants issued in conjunction with notes payable issued in the current year period and the expenses of $279,726 related to the notes that were converted into common stock.

 Net interest expense in the First Quarter FY2014 decreased $164,599 (19%) to $716,298 from $880,897 in the First Quarter FY2013. The decrease is primarily attributable to the reduction in the amortization of the note discount related to the $3.5 million financing entered into in September 2011, partially offset by an increase in interest expense related to demand notes the company has entered into. The notes related to the September 2011 financing were fully paid off in March 2013.

Our net loss for the First Quarter FY2014 decreased $102,490 to $2,979,243 from $3,081,733 in the First Quarter FY2013, primarily as a result of the increase in the non-cash charges for warrants issued offset by the decrease in interest expense noted above and the gain on conversion of debt and expenses of $203,110.

Liquidity and Capital Resources

We had cash of approximately $14,000 and $89,000 as of May 31, 2013, and February 28, 2013, respectively.  We had a working capital deficit at May 31, 2013, and February 28, 2013 of $22,471,154 and $21,986,904, respectively. The working capital deficit includes notes payable and accrued interest to related parties of $17,695,498 and $17,265,466 as of May 31 and February 28, 2013, respectively.  As of May 31, 2013, we had accounts receivable, net of allowance for doubtful accounts, of $389,947 compared to $279,551 as of February 28, 2013.

Net cash used in operations for the three months ended May 31, 2013, was $1,651,320, an increase of $468,306 from the comparable period in the prior fiscal year. Net cash provided by financing activities during the three months ended May 31, 2013, was $1,576,450, resulting from net proceeds from notes payable.

There were no acquisitions of property and equipment in the three months FY 2014 or the three months FY 2013.

Accrued expenses as of May 31, 2013 increased $347,677 to $1,949,417 from $1,601,740 as of February 28, 2013. Approximately $1,365,000 of accrued expenses is salaries accrued but unpaid to certain employees and ex-employees due to a lack of resources, and approximately $450,000 is accrued but unused vacation time earned by employees.

Net proceeds from the issuance of debt totaled $1,576,450 in the three months FY 2014, compared with $1,187,500 in the three months FY 2013. Net debt proceeds of $82,000 in the three months of FY2014 were from our CEO, and debt repayments totaling $306,250 were made on the $3.5 million financing completed in the third quarter fiscal 2012. As of June 30, 2013, the total amount owing a board member is $13,819,960 plus accrued interest of approximately $3,900,000. If the Board member were to demand repayment, we do not currently have the resources to make the payment.

The Company had a deficit of $22,251,605 in shareholders’ equity as of May 31, 2013, compared to $21,598,286 as of February 28, 2013. The deficit includes approximately $16.1 million of non-cash expenses resulting from charges for stock option and warrant expense for fiscal years 2008 through the first nine months of fiscal year 2013.

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

Capital Transactions

    During the three months ended May 31, 2013, $1,330,112 of notes payable and accrued interest were converted into 2,660,225 shares of common stock, 595,451 shares of common stock were issued for services and expenses related to the notes valued at $297,726 and 4,254,250 shares of common stock were issued in exchange for the cancellation of warrants to purchase 5,005,000 shares of common stock at an exercise price of $0.75 per share which would have expired on September 22, 2016.

During the three months ended May 31, 2012, we issued 350,000 shares of Common Stock for services rendered valued at $266,000.

Inventories

Inventories consist primarily of components and completed units of the Company’s AuraGen® product.

Early in our AuraGen® program, we determined it was most cost-effective to outsource production of components and subassemblies to volume-oriented manufacturers, rather than produce these parts in house. As a result of this decision, and based on then anticipated sales, we purchased, prior to fiscal 2001, a substantial inventory of components at volume prices. Since sales did not meet such expectations, we have been selling product from this inventory for several years. Management has analyzed its inventories based on its current business plan, current potential orders for future delivery, and pending proposals with prospective customers and has determined that we do not expect to realize all of its inventories within the next year. The net inventories as of May 31 and February 28, 2013, which are not expected to be realized within a 12-month period have been reclassified as long term.

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

ITEM 4T.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit, is recorded, processed, summarized and reported, within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.   Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures and have concluded, as of May 31, 2013, that they were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended May 31, 2013, which have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

    During the three months ended May 31, 2013, $1,330,112 of notes payable and accrued interest were converted into 2,660,225 shares of common stock, 595,451 shares of common stock were issued for services and expenses related to the notes valued at $297,726 and 4,254,250 shares of common stock were issued in exchange for the cancellation of warrants to purchase 5,005,000 shares of  common stock at an exercise price of $0.75 per share which would have expired on September 22, 2016.

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

101.DEF  XBRL Definition Linkbase

101.LAB  Label Linkbase Document

101.PRE  Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                  AURA SYSTEMS, INC.

                  (Registrant)

Date: July 22, 2013

By:    /s/ Melvin Gagerman

Melvin Gagerman

Chief Financial Officer

(Principal Financial and Accounting Officer

and Duly Authorized Officer)