Form 10-Q
period 2013-08-31
AURA SYSTEMS INC
filed 2013-10-21
CIK 826253

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended.................................................August 31, 2013
OR

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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Class	Outstanding October 10, 2013

Common Stock, par value $0.0001 per share	88,414,499 shares

AURA SYSTEMS, INC.

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
AURA SYSTEMS, INC.
CONDENSED BALANCE SHEETS
(Unaudited)

	August 31, 2013	February 28, 2013
ASSETS
Current assets:
Cash and cash equivalents	$31,785	$89,196
Accounts receivable, net of allowance for doubtful accounts of $50,000 at August 31, 2013 and February 28, 2013	536,020	279,551
Inventory - current	1,000,000	1,000,000
Other current assets	226,571	235,034
Total current assets	1,794,376	1,603,780

Deposits	61,944	61,944
Property, plant, and equipment, net	15,940	40,470
Inventory, non-current, net of allowance for obsolete inventory of $1,247,959 and $1,341,650 at August 31, 2013 and February 28, 2013, respectively	1,177,051	1,384,142

Total assets	$3,049,311	$3,090,336

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$944,053	$1,202,382
Accrued expenses	2,169,623	1,601,740
Customer advances	23,864	12,598
Notes payable	948,990	3,004,990
Convertible notes payable, net of discount	2,155,628	503,509
Notes payable and accrued interest- related party	18,040,465	17,265,466

Total current liabilities	24,282,623	23,590,684

Convertible note payable, net of discount	1,142,769	1,097,938
Convertible note payable and accrued interest-related party, net of discount	1,882,678	-

Total liabilities	27,308,070	24,688,623

Stockholders' deficit:
Common stock, $0.0001 par value; 150,000,000 shares authorized at August 31, 2013 and February 28, 2013; 88,414,499 and 76,604,573 issued and outstanding at August 31, 2013 and February 28, 2013, respectively	8,841	7,660
Additional paid-in capital	402,998,426	398,949,767
Accumulated deficit	(427,266,026)	(420,555,713)

Total stockholders' deficit	(24,258,759)	(21,598,286)

Total liabilities and stockholders' deficit	$3,049,311	$3,090,336

See accompanying notes to these unaudited condensed financial statements.

AURA SYSTEMS, INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2013 AND 2012
(Unaudited)

	Three Months		Six Months
	2013	2012	2013	2012
Net Revenues	$615,389	$303,904	$1,423,915	$1,071,472

Cost of goods sold	311,735	106,915	631,955	460,026

Gross Profit	303,654	196,989	791,960	611,446

Expenses
Engineering, research and development expenses	304,902	380,201	703,700	696,692
Selling, general and administrative expenses	2,274,255	2,227,156	4,839,425	4,527,458
Total costs and expenses	2,579,157	2,607,357	5,543,125	5,224,150

Loss from operations	(2,275,503)	(2,410,368)	(4,751,165)	(4,612,704)

Other (income) and expense
Interest expense, net	1,455,568	944,198	2,171,866	1,825,095
Other (income) expense, net	-	(6,666)	(212,717)	(8,166)
Total other (income) expense	1,455,568	937,532	1,959,149	1,816,929
Net Loss	$(3,731,071)	$(3,347,900)	$(6,710,314)	$(6,429,633)

Total basic and diluted loss per share	$(0.04)	$(0.05)	$(0.08)	$(0.09)
Weighted average shares used to compute basic and diluted income (loss) per share	84,722,108	72,345,446	81,121,697	72,199,221

*Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of the dilutive securities is anti-dilutive.

See accompanying notes to these unaudited condensed financial statements.

AURA SYSTEMS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED AUGUST 31, 2013 AND 2012
(Unaudited)

	2013	2012
Cash flow from operating activities:
Net Loss	$(6,710,314)	$(6,429,633)
Adjustments to reconcile Net loss to net cash used in operating activities
Depreciation Expense	24,530	90,527
Bad debt expense	-	(4,227)
Amortization of debt discount	455,860	1,196,025
Gain on settlement of debt	(203,110)	-
Stock issued for services	889,726	266,000
Fair market value of warrants issued for services	333,559	-
Provision for inventory obsolescence	(93,691)	(142,068)
Amortization of prepaid shares	-	268,206
Fair market value of stock options granted	215,014	131,707
(Increase) decrease in: Accounts receivable	(256,469)	680,748
Inventory	300,782	187,942
Other current assets and deposit	8,463	(289,410)
Increase (decrease) in:
Accounts payable, customer deposit and accrued expenses	1,116,789	1,151,548
Net cash used in operations	(3,918,861)	(2,892,635)

Financing activities:
Issuance of common stock	-	152,000
Proceeds from notes payable	535,000	1,455,000
Payments on notes payable	(120,000)	-
Proceeds from convertible notes payable	1,170,700	-
Payments on convertible notes payable	(306,250)	(1,531,250)
Proceeds from notes payable-related party, net	2,582,000	2,850,000

Net cash provided by financing activities:	3,861,450	2,925,750

Net increase (decrease) in cash & cash equivalents	(57,411)	33,115

Cash and cash equivalents at beginning of period	89,196	6,260

Cash and cash equivalents at end of period	$31,785	$39,375
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$106,842	-
Income taxes	-	-

Supplemental disclosure of non-cash investing and financing activities:

During the six months ended August 31, 2013, $1,330,112 of notes payable and accrued interest were converted into 2,660,225 shares of common stock, 1,833,333 shares of common stock and 916,666 7-year warrants to purchase our stock with an exercise price of $0.75 were issued to re-price a prior issuance of stock in December 2012, and 4,254,250 shares of common stock were issued in exchange for the cancellation of warrants to purchase 5,005,000 shares of  common stock at an exercise price of $0.75 per share which would have expired on September 22, 2016.

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

Recently Issued Accounting Pronouncements

Accounting Standards Update No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists: An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. For example, an entity should not evaluate whether the deferred tax asset expires before the statute of limitations on the tax position or whether the deferred tax asset may be used prior to the unrecognized tax benefit being settled. The amendments in this Update do not require new recurring disclosures. ASU Topic No. 2013 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

Accounting Standards Update No. 2013-05, Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity: This ASU addresses the accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. ASU Topic No. 2013-05 is effective for our fiscal year 2014, although early adoption is permitted. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

In March 2013, the FASB issued guidance on a parent’s accounting for the cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity. This new guidance requires that the parent release any related cumulative translation adjustment into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. The new guidance will be effective for the Company beginning July 1, 2014. The adoption of this standard is not expected to have a material impact on the Company’s financial statements.

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

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  During the six months ended August 31, 2013 and August 31, 2012, the Company incurred losses of $6,710,314 and $6,429,633, respectively and had negative cash flows from operating activities of $3,918,861 and $2,892,635, respectively.

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

NOTE 3 – INVENTORIES

Inventories, stated at the lower of cost (first in first out), or market consisted of the following:

	August 31, 2013	February 28, 2013

Raw materials	$1,777,109	$1,888,831
Finished goods	1,647,901	1,836,960

	3,425,010	3,725,791
Reserve for potential product obsolescence	(1,172,828)	(1,253,300)
Discount on long term inventory	(75,131)	(88,350)

	2,177,051	2,384,141
Non-current portion	(1,177,051)	(1,384,141)

Current portion	$1,000,000	$1,000,000

We assessed the net realize-ability and the related potential obsolescence of inventory. In accordance with this assessment, management has recorded a reserve of $1,172,828 and $1,253,300 as of August 31, 2013 and February 28, 2013, respectively. Management has also recorded a discount on long term inventory of $75,131 and $88,350 as of August 31, 2013 and February 28, 2013, respectively.

NOTE 4 – OTHER CURRENT ASSETS

Other assets of $226,571 and $235,034 are primarily comprised of vendor advances of $206,253 and $181,910 as of August 31, 2013 and February 28, 2013.

NOTE 5 – PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consisted of the following:

	August 31, 2013	February 28, 2013

Machinery and equipment	$964,111	$964,111
Furniture and fixtures	163,302	163,302
Leasehold improvements	485,080	485,080
	1,612,493	1,612,493
Less accumulated depreciation	(1,596,553)	(1,572,023)
Property, plant and equipment, net	$15,940	$40,470

Depreciation expense was $24,531 and $90,527 for the six months ended August 31, 2013 and August 31, 2012, respectively.

NOTE 6 – NOTES PAYABLE

Notes payable consisted of the following:

	August 31, 2013	February 28, 2013

Demand notes payable, at 10% and 16%	$948,990	$3,004,990
Convertible Promissory Note dated August 10, 2012, due August 10, 2017, convertible into shares of our common stock at a price of $0.76 per share. The note carries an interest rate of 7% with interest only payments due on the 10th of each month with the principal payment due on the maturity date.	755,128	724,056
Convertible Promissory Note dated October 2, 2012, due October 2, 2017, convertible into shares of our common stock at a price of $0.76 per share. The note carries an interest rate of 7% with interest only payments due on the 2nd of each month with the principal payment due on the maturity date.	387,641	373,882
Convertible Promissory Note dated November 2, 2012, due January 4, 2013, convertible into shares of our common stock at a price of $0.76 per share. The note carries an interest rate of 7% with interest only payments due on the 2nd of each month with the principal payment due on the maturity date.	-	350,000
Senior secured convertible note dated September 23, 2011, due March 23, 2013, with 12 monthly payments commencing April 23, 2012 of $306,250 per month. The notes have a stated interest rate of 0%, with prepaid interest of $175,000. Balance net of Beneficial Conversion Feature	-	153,508
Senior secured convertible notes dated May 7, 2013, due June 15, 2013, convertible into shares of our common stock at a price of $0.75 per share. The notes carry an interest rate of 12% with interest due on the last day of the month. If the note is not repaid by the due date, the interest rate increases to 16%.	1,882,678	-
Senior secured convertible notes dated June 20, 2013, due June 20, 2014, convertible into shares of our common stock at a price of $0.75 per share. The notes carry an interest rate of 16% with interest due on the last day of the month. If the note is not repaid by the due date, the interest rate increases to 16%.	274,102	-
	4,248,539	4,606,436

Less: Current portion	$3,105,771	$3,508,498

Long-term portion	$1,142,768	$1,097,938

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

On May 7, 2013, the Company transferred 4 notes payable with a total principal value of $1,000,000 together with accrued interest, and consulting fees to a senior secured convertible note with a principal value of $1,087,000 (“new note”) and warrants to Kenmont Capital Partners (the “holder”). The new note has a 1 year maturity date and is convertible into shares of common stock at the conversion price of $0.75 per share, provided, that the Conversion Price shall automatically be reset to $0.50 per share on June 15, 2013 if a Qualified Financing has not occurred on or prior to that date. The warrants entitle the holder to acquire 1,449,333 shares and have an initial exercise price of $0.75 per share, and have a 7 year term. The Company recorded $342,020 as a discount, which will be amortized over the life of the note.

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

On June 20, 2013, the Company entered into an agreement with four individuals (the “holders”) for the sale of $325,000 of secured convertible notes payable (the “Notes”) and warrants to the holders. The Notes have a 1 year maturity date and are convertible into shares of common stock at the conversion price of $0.50 per share. If the Company receives no less than $5,000,000 in aggregate gross proceeds from the sale of equity securities of the Company in one or series of related transactions after June 20, 2013 (“the Qualified Financing”), the Company shall deliver to each Holder a written offer to issue and sell to or exchange with such Holder such number of securities as is equal to the quotient of (x) the conversion balance of the Note divided by (y) 100% of the purchase price of the primary securities offered to investors pursuant to the Qualified Financing. The warrants entitle the holders to acquire 433,334 shares and have an initial exercise price of $0.75 per share, and have a 7 year term. The Company recorded $63,622 as a discount, which will be amortized over the life of the notes.

On August 19, 2013, the Company entered into an agreement with a member of its Board of Directors for the sale of $2,500,000 of convertible notes payable (the “Notes”) and warrants to the holder. The notes carry a base interest rate of 9.5%, have a 4 year maturity date and are convertible into shares of common stock at the conversion price of $0.50 per share. The warrants entitle the holder to acquire 5,000,000 shares and have an initial exercise price of $0.75 per share and have a 7 year term. The Company recorded $667,118 as a discount, which will be amortized over the life of the note.

Future maturities of notes payable at August 31, 2013 are as follows:

Year Ending February 28,
2014	$-
2015	-
2016	-
2017	3,025,447
Total	$3,025,447

CONVERTIBLE PROMISSORY NOTES

At February 28, 2013, the three other convertible promissory note payable amounted to $1,447,938, net of discounts of $402,063. The convertible notes (the “Notes”) bear interest at 7% per annum, and are convertible into common stock of the Company at $0.76 per share (as well as variable conversion rates as described below). The notes are due on August 10, 2017, October 2, 2017, and January 4, 2013 and are unsecured. On May 7, 2013, the note due on January 4, 2013 was converted into a portion of the note due June 15, 2013, which carries an interest rate of 12%.

7% Convertible Promissory Notes:

On August 10, 2012 the Company entered into an agreement with the individual (the “holder”) for the sale of $1,000,000 of unsecured Convertible Promissory Note (the “Note”) to the holder. The Convertible Promissory Note balance together with all accrued interest thereon shall be due and payable on August 10, 2017 and the annual interest rate is 7% per annum and is due to be repaid 5 years from the closing date.  The Note holder will receive interest on the unpaid principal amount payable monthly in arrears on the tenth day of each calendar month commencing September 10, 2012. Interest shall be computed on the actual number of days elapsed over a 360-day year. The Holder has the right from and after the Date of Issuance, and until any time until the Convertible promissory note is fully paid, to convert any outstanding and unpaid principal portion of the Convertible promissory note into shares of Common Stock. The company recorded $310,723 as a debt discount, which will be amortized over the life of the note.

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

NOTE 7 - ACCRUED EXPENSES

Accrued expenses consisted of the following:

	August 31, 2013	February 28, 2013

Accrued payroll and related expenses	$2,046,623	$1,564,496
Accrued interest	117,210	30,867
Other	5,790	6,377
Total	$2,169,623	$1,601,740

Accrued payroll and related expenses consisted primarily of salaries accrued but not paid to certain employees. As of August 31, 2013 and February 28, 2013, these amounts total $1,352,640 and $927,984, respectively. Also included in this amount is accrued vacation expense of $464,999 and $411,667 at August 31, 2013 and February 28, 2013, respectively.

NOTE 8–SHAREHOLDERS’ EQUITY

Common Stock

During the six months ended August 31, 2013, $1,330,112 of notes payable and accrued interest were converted into 2,660,225 shares of common stock, 595,451 shares of common stock were issued for services and expenses related to the notes valued at $297,726, 1,833,333 shares of common stock were issued to re-price a prior issuance of stock in December 2012, 1,266,667 shares valued at $304,000 and 1,000,000 warrants valued at $133,424 were issued as a settlement for failure to repay a $500,000 note when due, 700,000 shares valued at $168,000 and 700,000 warrants valued at $93,397 were issued as consideration for issuing a letter of credit for $350,000 on Aura’s behalf, 500,000 shares valued at $120,000 and 800,000 warrants valued at $106,739 were issued to an individual as consideration for joining Aura’s Board of Directors and 4,254,250 shares of common stock were issued in exchange for the cancellation of warrants to purchase 5,005,000 shares of common stock at an exercise price of $0.75 per share which would have expired on September 22, 2016.

During the six months ended August 31, 2012, we issued 350,000 shares of Common Stock for services rendered valued at $266,000, 200,000 shares of common stock for consideration of $152,000, and 206,941 shares upon conversion of $157,276 of notes payable and accrued interest.

Employee Stock Options

During the six months ended August 31, 2013 we granted 233,333 options as a performance bonus to our Vice-President of sales and 7,000 options to other employees.

In September, 2006, our Board of Directors adopted the 2006 Employee Stock Option Plan. Activity in this plan is as follows:

	2006 Plan

	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Number of Options

Outstanding, February 28, 2013	$0.75-$1.00	$0.00	8,548,000
Cancelled	-	-	-
Granted	$0.75	$0.00	240,333
Outstanding, August 31, 2013	$0.75-$1.00	$0.00	8,788,333

The exercise prices for the options outstanding at August 31, 2013, and information relating to these options is as follows:

Options Outstanding				Exercisable Options
Range of Exercise Price	Number	Weighted Average Remaining Life	Weighted Average Exercise Price	Weighted Average Remaining Life	Number	Weighted Average Exercise Price
$0.75-$1.00	8,788,333	6.40 years	$0.79	6.50 years	8,421,666	$0.79

Warrants

Activity in issued and outstanding warrants is as follows:

	Number of Shares	Exercise Prices
Outstanding, February 28, 2013	38,783,290	$0.75-$3.00
Granted	12,262,096	$0.75
Cancelled	(5,005,000)	$0.75
Outstanding, August 31, 2013	46,040,386	$0.75-$3.00

The exercise prices for the warrants outstanding at August 31, 2013, and information relating to these warrants is as follows:

Range of Exercise Prices	Stock Warrants Outstanding	Stock Warrants Exercisable	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price of Warrants Outstanding	Weighted-Average Exercise Price of Warrants Exercisable	Intrinsic Value
$0.75	8,893,334	8,893,334	83 months	$0.75	$0.75	$0.00
$0.75	3,368,762	3,368,762	80 months	$0.75	$0.75	$0.00
$0.75-$1.00	8,756,942	8,756,942	71 months	$0.81	$0.81	$0.00
$1.00-$1.25	1,220,000	1,220,000	37 months	$1.03	$1.03	$0.00
$1.00	16,722,787	16,722,787	36 months	$1.00	$1.00	$0.00
$1.50	155,000	155,000	31 months	$1.50	$1.50	$0.00
$0.75-1.50	1,109,198	1,109,198	28 months	$1.17	$1.17	$0.00
$1.50	156,000	156,000	24 months	$1.50	$1.50	$0.00
$1.50	704,000	704,000	23 months	$1.50	$1.50	$0.00
$1.50	350,642	350,642	20 months	$1.50	$1.50	$0.00
$0.75-$2.00	58,000	58,000	16 months	$1.78	$1.78	$0.00
$2.00	725,721	725,721	13 months	$2.00	$2.00	$0.00
$0.75-2.00	3,650,000	3,650,000	10 months	$1.03	$1.03	$0.00
$3.00	170,000	170,000	3 months	$3.00	$3.00	$0.00
	46,040,386	46,040,386

NOTE 9 –INCOME TAXES

Our effective tax rate was for the six months ended August 31, 2013 and 2012 was approximately 0.0%, which lower than the U.S. federal statutory rate primarily due to the fact that we record a full valuation allowance against our deferred tax assets, which is primarily comprised of net operating losses.

NOTE 10 - SEGMENT INFORMATION

We are a United States based company providing advanced technology products to various industries. The principal markets for our products are North America, Europe, and Asia.  All of our operating long-lived assets are located in the United States. We operate in one segment.

Total net revenues from customer geographical segments are as follows for the six months ended August 31, 2013 and 2012:

	2013	2012

United States	$1,150,137	$753,315
Canada	78,961	31,366
Europe	24,218	63,316
Asia	161,849	187,031
Other	8,750	36,444
Total	$1,423,915	$1,071,472

NOTE 11 – SIGNIFICANT CUSTOMERS

Concentration Risk

In the six months ended August 31, 2013, we sold AuraGen related products to five significant customers whose sales comprised 27.5%, 16.1%, 10.8%, 9.8% and 8.8% of net sales, respectively. Net accounts receivable from these customers at August 31, 2013 were $111,575, $194,250, $22,076, $32,618 and $5,134 respectively. These customers are not related to or affiliated with us. In the six months ended August 31, 2012, we sold AuraGen related products to four significant customers whose sales comprised 25%, 15%, 8% and 8% of net sales, respectively. Net accounts receivable from these customers at August 31, 2012 were $50,242, $0, $11,227 and $0 respectively. These customers are not related to or affiliated with us.

NOTE 12 – RELATED PARTIES TRANSACTIONS

At August 31, 2013, the balance in Notes Payable and accrued interest-related party, current, includes $13,819,960 of unsecured notes payable plus accrued interest of $4,135,220 to a member of our Board of Directors, payable on demand, bearing interest at a rate of 10% per annum. During the six months ended August 31, 2013 and August 31, 2012, interest amounting to $689,714 and $604,091 respectively, was incurred on these notes. The balance also includes $82,000 of unsecured notes payable plus accrued interest of $3,284 to our CEO pursuant to a demand note entered into on April 5, 2013. At August 31, 2013, the balance in Convertible note payable and accrued interest-related party, long term, includes $1,838,822 of secured notes payable net of discounts of $661,178 plus accrued interest of $43,857 to another member of our Board of Directors. The Company also issued the following stock and warrants to this board member: 1,833,333 shares of our common stock and 916,666 7 year warrants with an exercise price of $0.75 as a re-pricing of a previous issuance made in December 2012, 1,266,667 shares of our common stock and 1,000,000 7 year warrants with an exercise price of $0.75 for failure to repay a $500,000 note when due, 700,000 shares of our common stock and 700,000 7 year warrants with an exercise price of $0.75 for issuing a $350,000 letter of credit on Aura’s behalf,  500,000 shares of our common stock and 800,000 7 year warrants with and exercise price of $0.75 for joining Aura’s Board of Directors, and 5,000,000 7 year warrants attached to the $2,500,000 convertible note which includes the unpaid $500,000 note referred to above.

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

Results of Operations

Six months ended August 31, 2013 compared to six months ended August 31, 2012

Net revenues for the six months ended August 31, 2013 (the “Six months FY2014”) increased $352,443 to $1,423,915 from $1,071,472 in the six months ended August 31, 2012 (the “Six months FY2013”), an increase of 33%. The increase is primarily attributable to increased sales to three existing customers and sales to a customer to whom there were no sales in the prior year period. These customers are ongoing customers, but do not order on a regular basis. Our customers typically order on an as needed basis and therefore our sales can fluctuate substantially between periods based on our customers’ needs at a given time.

Cost of goods increased $171,929 (37%) to $631,955 in the Six months FY2014 from $460,026 in the Six months FY2013. The increase in cost of goods is a result of the increase in sales for the period combined with the differences in gross margins between the 8kW and 5kW systems.

Engineering, research and development expenses increased $7,008 (1%) to $703,700 in the Six months FY2014 from $696,692 in the Six months FY 2013.  In the past, we have reduced our expenditures in this area due  our financial situation and due to reduced efforts in developments of new configurations.  We intend to increase our expenditures in this area in the near future.

Selling, general and administrative expense increased $311,967 (7%) to $4,839,425 in the Six months FY2014 from $4,527,458 in the Six months FY2013. The increase is primarily attributable to non-cash charges of approximately $226,739 for stock and warrants issued for directors’ fees and an increase in consulting fees of approximately $170,000, partially offset by a decrease in marketing expenses of approximately $70,000 and a decrease in legal expense of approximately $50,000.

 Net interest expense in the Six months FY2014 increased $346,771 (19%) to $2,171,866 from $1,825,095 in the Six months FY2013 as a result of our increased debt levels, and the non-cash amortization of the debt discount, warrant expense and beneficial conversion feature on the notes payable entered into in the current fiscal year partially offset by the decrease in the amortization of the debt discount on the financing completed in the third quarter of FY2012, which was fully repaid in the first quarter of the current fiscal year.

Our net loss for the Six months FY2014 increased $280,681 to $6,710,314 from $6,429,633 in the Six months FY2013.

Three months ended August 31, 2013 compared to three months ended August 31, 2012

Net revenues for the three months ended August 31, 2012 (the “Second Quarter FY2013”) increased $311,485 to $615,389 from $303,904 in the three months ended August 31, 2012 (the “Second Quarter FY2013”), an increase of 102%. The increase is primarily attributable to increased sales to two existing customers and sales to a customer to whom there were no sales in the prior year period. These customers are ongoing customers, but do not order on a regular basis.

Cost of goods increased $204,820 (192%) to $311,735 in the Second Quarter FY2014 from $106,915 in the Second Quarter FY2013. The increase in cost of goods is primarily a result of the increase in sales, combined with the differences in gross margins between the 8kW and 5kW systems.

Engineering, research and development expenses decreased $75,299 (20%) to $304,902 in the Second Quarter FY2014 from $380,201 in the Second Quarter FY 2013. These expenses have decreased substantially in prior periods, but are expected to increase in future periods.

Selling, general and administrative expense increased $47,099 (2%) to $2,274,255 in the Second Quarter FY2014 from $2,227,156 in the Second Quarter FY2013.

Net interest expense in the Second Quarter FY2014 increased $511,370 (54%) to $1,455,568 from $944,198 in the Second Quarter FY2013 as a result of our increased debt levels, and the non-cash amortization of the debt discount, warrant expense and beneficial conversion feature on the notes payable entered into in the current fiscal year partially offset by the decrease in the amortization of the debt discount on the financing completed in the third quarter of FY2012, which was fully repaid in the first quarter of the current fiscal year.

Our net loss for the Second Quarter FY2014 increased $383,171 to $3,731,071 from $3,347,900 in the Second Quarter FY2013.

Liquidity and Capital Resources

We had cash of approximately $32,000 and $89,000 as of August 31, 2013, and February 28, 2013, respectively.  We had a working capital deficit at August 31, 2013, and February 28, 2013 of $22,488,247 and $21,986,904, respectively. The working capital deficit includes notes payable and accrued interest to related parties of $18,040,465 and $17,265,466 as of August 31 and February 28, 2013, respectively.  As of August 31, 2013, we had accounts receivable, net of allowance for doubtful accounts, of $536,020 compared to $279,551 as of February 28, 2013.

Net cash used in operations for the six months ended August 31, 2013, was $3,918,861, an increase of $1,026,226 from the comparable period in the prior fiscal year. Net cash provided by financing activities during the six months ended August 31, 2013, was $3,861,450, resulting from net proceeds from notes payable.

There were no acquisitions of property and equipment in the six months FY 2014 or the six months FY 2013.

Accrued expenses as of August 31, 2013 increased $567,883 to $2,169,623 from $1,601,740 as of February 28, 2013. Approximately $1,353,000 of accrued expenses is salaries accrued but unpaid to certain employees and ex-employees due to a lack of resources, and approximately $465,000 is accrued but unused vacation time earned by employees.

Net proceeds from the issuance of debt totaled $3,861,450 in the six months FY 2014, compared with $2,925,750 in the six months FY 2013. Net debt proceeds of $82,000 in the six months of FY2014 were from our CEO, and debt repayments totaling $306,250 were made on the $3.5 million financing completed in the third quarter fiscal 2012. As of September 30, 2013, the total amount owing a board member is $13,819,960 plus accrued interest of approximately $4,250,000. If the board member were to demand repayment, we do not currently have the resources to make the payment. We also had net proceeds of $2,500,000 from another board member in the six months of FY2014 from a convertible note we entered into. The total amount owing this board member at September 30, 2013 is $1,846,682 net of unamortized discount of $653,318, plus accrued interest of approximately $64,000.

The Company had a deficit of $24,258,759 in shareholders’ equity as of August 31, 2013, compared to $21,598,286 as of February 28, 2013. The deficit includes approximately $16.1 million of non-cash expenses resulting from charges for stock option and warrant expense for fiscal years 2008 through the first nine months of fiscal year 2013.

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

Capital Transactions

During the six months ended August 31, 2013, $1,330,112 of notes payable and accrued interest were converted into 2,660,225 shares of common stock, 595,451 shares of common stock were issued for services and expenses related to the notes valued at $297,726, 1,833,333 shares of common stock were issued to re-price a prior issuance of stock in December 2012, 1,266,667 shares valued at $304,000 and 1,000,000 warrants valued at $133,424 were issued as a settlement for failure to repay a $500,000 note when due, 700,000 shares valued at $168,000 and 700,000 warrants valued at $93,397 were issued as consideration for issuing a letter of credit for $350,000 on Aura’s behalf, 500,000 shares valued at $120,000 and 800,000 warrants valued at $106,739 were issued to an individual as consideration for joining Aura’s Board of Directors and 4,254,250 shares of common stock were issued in exchange for the cancellation of warrants to purchase 5,005,000 shares of common stock at an exercise price of $0.75 per share which would have expired on September 22, 2016.

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

ITEM 4T.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit, is recorded, processed, summarized and reported, within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.   Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures and have concluded, as of August 31, 2013, that they were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended August 31, 2013, which have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended August 31, 2013, $1,330,112 of notes payable and accrued interest were converted into 2,660,225 shares of common stock, 595,451 shares of common stock were issued for services and expenses related to the notes valued at $297,726, 1,833,333 shares of common stock were issued to re-price a prior issuance of stock in December 2012, 1,266,667 shares valued at $304,000 were issued as a settlement for failure to repay a $500,000 note when due, 700,000 shares valued at $168,000 were issued as consideration for issuing a letter of credit for $350,000 on Aura’s behalf, 500,000 shares valued at $120,000 were issued to an individual as consideration for joining Aura’s Board of Directors and 4,254,250 shares of common stock were issued in exchange for the cancellation of warrants to purchase 5,005,000 shares of common stock at an exercise price of $0.75 per share which would have expired on September 22, 2016.

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

Date: October 18, 2013

By:    /s/ Melvin Gagerman

Melvin Gagerman

Chief Financial Officer
(Principal Financial and Accounting Officer
and Duly Authorized Officer)