Form 10-Q
period 2013-11-30
AURA SYSTEMS INC
filed 2014-01-21
CIK 826253

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended.................................................November 30, 2013
OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from..........................to.............................

AURA SYSTEMS, INC.
(Exact name of Registrant as specified in its charter)

Delaware	95-4106894
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

4000 Redondo Beach Ave., Suite 101
Redondo Beach, California 90278
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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Class	Outstanding January 6, 2014

Common Stock, par value $0.0001 per share	88,414,499 shares

AURA SYSTEMS, INC.

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
AURA SYSTEMS, INC.
CONDENSED BALANCE SHEETS
(Unaudited)

	November 30, 2013	February 28, 2013
ASSETS
Current assets:
Cash and cash equivalents	$57,906	$89,196
Accounts receivable, net of allowance for doubtful accounts of $50,000 at November 30, 2013 and February 28, 2013	572,652	279,551
Inventory - current	1,000,000	1,000,000
Other current assets	254,550	235,034
Total current assets	1,885,108	1,603,780

Deposits	89,988	61,944
Property, plant, and equipment, net	11,948	40,470
Inventory, non-current, net of allowance for obsolete inventory of $1,203,431 and $1,341,650 at November 30, 2013 and February 28, 2013, respectively	1,214,200	1,384,142

Total assets	$3,201,244	$3,090,336

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$1,560,034	$1,202,382
Accrued expenses	2,273,523	1,601,740
Customer advances	72,080	12,598
Notes payable	1,534,990	3,004,990
Convertible notes payable, net of discount	2,361,592	503,509
Notes payable and accrued interest- related party	19,144,583	17,265,466

Total current liabilities	26,946,801	23,590,684

Convertible note payable, net of discount	1,165,184	1,097,938
Convertible note payable and accrued interest-related party, net of discount	1,889,103	-

Total liabilities	30,001,088	24,688,623

Commitments

Stockholders' deficit:
Common stock, $0.0001 par value; 150,000,000 shares authorized at November 30, 2013 and February 28, 2013; 88,414,499 and 76,604,573 issued and outstanding at November 30, 2013 and February 28, 2013, respectively	8,841	7,660
Additional paid-in capital	403,040,092	398,949,767
Accumulated deficit	(429,848,777)	(420,555,713)

Total stockholders' deficit	(26,799,844)	(21,598,286)

Total liabilities and stockholders' deficit	$3,201,244	$3,090,336

See accompanying notes to these unaudited condensed financial statements.

AURA SYSTEMS, INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 30, 2013 AND 2012
(Unaudited)

	Three Months		Nine Months
	2013	2012	2013	2012
Net Revenues	$852,534	$1,215,024	$2,276,449	$2,286,496

Cost of goods sold	341,503	644,648	973,458	1,104,674

Gross Profit	511,031	570,376	1,302,991	1,181,822

Expenses
Engineering, research and development expenses	387,056	312,262	1,090,756	1,008,954
Selling, general and administrative expenses	1,847,365	3,496,624	6,686,790	8,024,082
Total costs and expenses	2,234,422	3,808,886	7,777,546	9,033,036

Loss from operations	(1,723,391)	(3,238,510)	(6,474,555)	(7,851,214)

Other (income) and expense
Interest expense, net	859,361	1,009,131	3,031,227	2,834,226
Gain on settlement of debt	-	-	(203,110)
Other (income) expense, net	-	(2,095,000)	(9,607)	(2,103,166)
Total other (income) expense	859,361	(1,085,869)	2,818,510	731,060
Net Loss	$(2,582,751)	$(2,152,641)	$(9,293,065)	$(8,582,274)

Total basic and diluted loss per share	$(0.03)	$(0.03)	$(0.11)	$(0.12)
Weighted average shares used to compute basic and diluted income (loss) per share*	88,414,499	72,750,310	83,517,143	72,381,581

*Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of the dilutive securities is anti-dilutive.

See accompanying notes to these unaudited condensed financial statements.

AURA SYSTEMS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED NOVEMBER 30, 2013 AND 2012
(Unaudited)

	2013	2012
Cash flow from operating activities:
Net Loss	$(9,293,065)	$(8,582,274)
Adjustments to reconcile Net loss to net cash used in operating activities
Depreciation Expense	28,523	125,783
Bad debt expense	-	(4,227)
Amortization of debt discount	725,935	1,806,354
(Gain) Loss on settlement of debt	(203,110)	-
Fair market value of warrants issued for services	333,559	-
Stock issued for services	889,726	316,000
Provision for inventory obsolescence	(138,219)	(193,972)
Amortization of prepaid shares	-	393,328
Fair market value of stock options granted	256,680	204,961
(Increase) decrease in: Accounts receivable	(293,101)	58,304
Inventory	308,161	357,486
Other current assets and deposit	(47,560)	(248,075)
Increase (decrease) in:
Accounts payable, customer deposit and accrued expenses	2,203,732	1,624,993
Net cash used in operations	(5,228,740)	(4,141,339)

Financing activities:
Issuance of common stock	-	152,000
Proceeds from notes payable	1,171,000	2,671,000
Payments on notes payable	(170,000)	-
Proceeds from convertible notes payable	1,170,700	-
Payments on convertible notes payable	(306,250)	(2,143,750)
Proceeds from notes payable-related party, net	3,332,000	3,494,960

Net cash provided by financing activities:	5,197,450	4,174,210

Net increase(decrease) in cash & cash equivalents	(31,290)	32,871

Cash and cash equivalents at beginning of period	89,196	6,260

Cash and cash equivalents at end of period	$57,906	$39,131
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$124,558	$25,780
Income taxes	-	-

Unaudited supplemental disclosure of non-cash investing and financing activities:
During the Nine Months ended November 30, 2013, $1,330,112 of notes payable and accrued interest were converted into 2,660,225 shares of common stock, 1,833,333 shares of common stock and 916,666 7-year warrants to purchase our stock with an exercise price of $0.75 were issued to re-price a prior issuance of stock in December 2012, and 4,254,250 shares of common stock were issued in exchange for the cancellation of warrants to purchase 5,005,000 shares of  common stock at an exercise price of $0.75 per share which would have expired on September 22, 2016.

See accompanying notes to these unaudited condensed financial statements

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

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  During the Nine Months ended November 30, 2013 and November 30, 2012, the Company incurred losses of $9,293,065 and $8,582,274, respectively and had negative cash flows from operating activities of $5,228,740 and $4,141,339, respectively.

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

NOTE 3 – INVENTORIES

Inventories, stated at the lower of cost (first in first out), or market consisted of the following:

	November 30, 2013	February 28, 2013

Raw materials	$1,882,853	$1,888,831
Finished goods	1,534,778	1,836,960

	3,417,631	3,725,791
Reserve for potential product obsolescence	(1,125,929)	(1,253,300)
Discount on long term inventory	(77,502)	(88,350)

	2,214,200	2,384,141
Non-current portion	(1,214,200)	(1,384,141)

Current portion	$1,000,000	$1,000,000

We assessed the net realize-ability and the related potential obsolescence of inventory. In accordance with this assessment, management has recorded a reserve of $1,125,929 and $1,253,300 as of November 30, 2013 and February 28, 2013, respectively. Management has also recorded a discount on long term inventory of $77,502 and $88,350 as of November 30, 2013 and February 28, 2013, respectively.

NOTE 4 – OTHER CURRENT ASSETS

Other assets of $254,550 and $235,034 are primarily comprised of vendor advances of $173,303 and $181,910 as of November 30, 2013 and February 28, 2013.

NOTE 5 – PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consisted of the following:

	November 30, 2013	February 28, 2013

Machinery and equipment	$964,111	$964,111
Furniture and fixtures	163,302	163,302
Leasehold improvements	-	485,080
	1,127,413	1,612,493
Less accumulated depreciation	(1,115,466)	(1,572,023)
Property, plant and equipment, net	$11,947	$40,470

Depreciation expense was $28,523 and $125,783 for the Nine Months ended November 30, 2013 and November 30, 2012, respectively. The Company disposed of all of its leasehold improvements in the third quarter when we moved to a new facility. The assets were fully amortized and there was no gain or loss on the disposition.

NOTE 6 – NOTES PAYABLE

Notes payable consisted of the following:

	November 30, 2013	February 28, 2013

Demand notes payable, at 10% and 16%	$1,534,990	$3,004,990
Convertible Promissory Note dated August 10, 2012, due August 10, 2017, convertible into shares of our common stock at a price of $0.76 per share. The note carries an interest rate of 7% with interest only payments due on the 10th of each month with the principal payment due on the maturity date.	770,664	724,056
Convertible Promissory Note dated October 2, 2012, due October 2, 2017, convertible into shares of our common stock at a price of $0.76 per share. The note carries an interest rate of 7% with interest only payments due on the 2nd of each month with the principal payment due on the maturity date.	394,520	373,882
Convertible Promissory Note dated November 2, 2012, due January 4, 2013, convertible into shares of our common stock at a price of $0.76 per share. The note carries an interest rate of 7% with interest only payments due on the 2nd of each month with the principal payment due on the maturity date.	-	350,000
Senior secured convertible note dated September 23, 2011, due March 23, 2013, with 12 monthly payments commencing April 23, 2012 of $306,250 per month. The notes have a stated interest rate of 0%, with prepaid interest of $175,000. Balance net of Beneficial Conversion Feature	-	153,508
Senior secured convertible notes dated May 7, 2013, due June 15, 2013, convertible into shares of our common stock at a price of $0.75 per share. The notes carry an interest rate of 12% with interest due on the last day of the month. If the note is not repaid by the due date, the interest rate increases to 16%.	2,071,584	-
Senior secured convertible notes dated June 20, 2013, due June 20, 2014, convertible into shares of our common stock at a price of $0.75 per share. The notes carry an interest rate of 16% with interest due on the last day of the month. If the note is not repaid by the due date, the interest rate increases to 16%.	290,008	-
	5,061,766	4,606,436

Less: Current portion	$3,896,582	$3,508,498

Long-term portion	$1,165,184	$1,097,938

CONVERTIBLE DEBT

On September 23, 2011, the Company entered into a purchase agreement to sell convertible notes with a total principal value of $3,675,000 and warrants to purchase shares of common stock to an investment fund managed by MDB Capital Group.  The notes have a 1.5 year maturity date and are convertible into shares of common stock at the initial conversion price of $0.75 per share.  The warrants entitle the investors to acquire 4,900,000 and 490,000 shares and have an initial exercise price of $1 and $0.75 per share, respectively, and have a 5 year term. The proceeds of Convertible note were assigned between warrants and convertible note per ASC 470-20. The company recorded $175,000 as a discount (prepaid interest), $1,006,482 as capitalized financing cost and a discount of $1,790,482 on shares to be issued upon conversion of the note into equity. This discount (prepaid interest), capitalized finance cost and discount will be amortized over the life of the note. The notes were repaid in full in March 2013 and the Company then entered into an exchange agreement with the note holders whereby the outstanding warrants held by the investors, which carried an exercise price of $0.75 per share and would expire on September 22, 2016, were exchanged for our Common Stock at a ratio of 0.85 shares of common stock for each warrant outstanding.

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

Future maturities of notes payable at November 30, 2013 are as follows:

Year Ending February 28,
2014	$-
2015	-
2016	-
2017	3,054,287
Total	$3,054,287

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

NOTE 7 - ACCRUED EXPENSES

Accrued expenses consisted of the following:

	November 30, 2013	February 28, 2013

Accrued payroll and related expenses	$2,042,474	$1,564,496
Accrued rent	145,927	4,292
Accrued interest	79,946	30,867
Other	5,176	2,085
Total	$2,273,523	$1,601,740

Accrued payroll and related expenses consisted primarily of salaries accrued but not paid to certain employees. As of November 30, 2013 and February 28, 2013, these amounts total $1,446,640 and $927,984, respectively. Also included in this amount is accrued vacation expense of $462,687 and $411,667 at November 30, 2013 and February 28, 2013, respectively.

NOTE 8–SHAREHOLDERS’ EQUITY

Common Stock

During the Nine Months ended November 30, 2013, $1,330,112 of notes payable and accrued interest were converted into 2,660,225 shares of common stock, 595,451 shares of common stock were issued for services and expenses related to the notes valued at $297,726, 1,833,333 shares of common stock were issued to re-price a prior issuance of stock in December 2012, 1,266,667 shares valued at $304,000 and 1,000,000 warrants valued at $133,424 were issued as a settlement for failure to repay a $500,000 note when due, 700,000 shares valued at $168,000 and 700,000 warrants valued at $93,397 were issued as consideration for issuing a letter of credit for $350,000 on Aura’s behalf, 500,000 shares valued at $120,000 and 800,000 warrants valued at $106,739 were issued to an individual as consideration for joining Aura’s Board of Directors and 4,254,250 shares of common stock were issued in exchange for the cancellation of warrants to purchase 5,005,000 shares of common stock at an exercise price of $0.75 per share which would have expired on September 22, 2016.

During the nine months ended November 30, 2012, we issued 415,789 shares of Common Stock for services rendered valued at $316,000, 200,000 shares of common stock for consideration of $152,000, and 341,748 shares upon conversion of $259,729 of notes payable and accrued interest.

Employee Stock Options

During the Nine Months ended November 30, 2013 we granted 233,333 options as a performance bonus to our Vice-President of sales and 7,000 options to other employees.

In September, 2006, our Board of Directors adopted the 2006 Employee Stock Option Plan. Activity in this plan is as follows:

	2006 Plan

	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Number of Options

Outstanding, February 28, 2013	$0.75-$1.00	$0.00	8,548,000
Cancelled	-	-	-
Granted	$0.75	$0.00	240,333
Outstanding, November 30, 2013	$0.75-$1.00	$0.00	8,788,333

The exercise prices for the options outstanding at November 30, 2013, and information relating to these options is as follows:

Options Outstanding				Exercisable Options
Range of Exercise Price	Number	Weighted Average Remaining Life	Weighted Average Exercise Price	Weighted Average Remaining Life	Number	Weighted Average Exercise Price
$0.75-$1.00	8,788,333	6.15 years	$0.79	6.25years	8,421,666	$0.79

Warrants

Activity in issued and outstanding warrants is as follows:

	Number of Shares	Exercise Prices
Outstanding, February 28, 2013	38,783,290	$0.75-$3.00
Granted	12,262,096	$0.75
Cancelled/Expired	(5,025,000)	$0.75
Outstanding, November 30, 2013	46,020,386	$0.75-$3.00

The exercise prices for the warrants outstanding at November 30, 2013, and information relating to these warrants is as follows:

Range of Exercise Prices	Stock Warrants Outstanding	Stock Warrants Exercisable	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price of Warrants Outstanding	Weighted-Average Exercise Price of Warrants Exercisable	Intrinsic Value
$0.75	8,893,334	8,893,334	80 months	$0.75	$0.75	$0.00
$0.75	3,368,762	3,368,762	77 months	$0.75	$0.75	$0.00
$0.75-$1.00	8,756,942	8,756,942	68 months	$0.81	$0.81	$0.00
$1.00-$1.25	1,220,000	1,220,000	34 months	$1.03	$1.03	$0.00
$1.00	16,722,787	16,722,787	33 months	$1.00	$1.00	$0.00
$1.50	155,000	155,000	28 months	$1.50	$1.50	$0.00
$0.75-1.50	1,109,198	1,109,198	25 months	$1.17	$1.17	$0.00
$1.50	156,000	156,000	21 months	$1.50	$1.50	$0.00
$1.50	704,000	704,000	20 months	$1.50	$1.50	$0.00
$1.50	350,642	350,642	17 months	$1.50	$1.50	$0.00
$0.75-$2.00	58,000	58,000	13 months	$1.78	$1.78	$0.00
$2.00	725,721	725,721	10 months	$2.00	$2.00	$0.00
$0.75-2.00	3,650,000	3,650,000	7 months	$1.03	$1.03	$0.00
$3.00	150,000	150,000	.5 months	$3.00	$3.00	$0.00
	46,020,386	46,020,386

NOTE 9 –INCOME TAXES

Our effective tax rates were approximately 0.0% for the Nine Months ended November 30, 2013 and 2012. Our effective tax rate was lower than the U.S. federal statutory rate primarily due to the fact that we record a full valuation allowance against our deferred tax assets, which is primarily comprised of net operating losses.

NOTE 10 - SEGMENT INFORMATION

We are a United States based company providing advanced technology products to various industries. The principal markets for our products are North America, Europe, and Asia.  All of our operating long-lived assets are located in the United States. We operate in one segment.

Total net revenues from customer geographical segments are as follows for the Nine Months ended November 30, 2013 and 2012:

	2013	2012

United States	$1,451,188	$1,488,536
Canada	136,097	76,197
Europe	44,503	54,261
Asia	635,780	631,058
Other	8,881	36,444
Total	$2,276,449	$2,286,496

NOTE 11 – SIGNIFICANT CUSTOMERS

Concentration Risk

In the Nine Months ended November 30, 2013, we sold AuraGen related products to three significant customers whose sales comprised 27.4%, 24.8% and 10.0% of net sales, respectively. Net accounts receivable from these customers at November 30, 2013 were $173,430, $0 and $194,250 respectively. These customers are not related to or affiliated with us. In the nine months ended November 30, 2012, we sold AuraGen related products to three significant customers whose sales comprised 26%, 18% and 17% of net sales, respectively. Net accounts receivable from these customers at November 30, 2012 were $83,388, $419,321and $102,585 respectively. These customers are not related to or affiliated with us.

NOTE 12 – RELATED PARTIES TRANSACTIONS

At November 30, 2013, the balance in Notes Payable and accrued interest-related party, current, includes $13,819,960 of unsecured notes payable plus accrued interest of $4,478,153 to a member of our Board of Directors, payable on demand, bearing interest at a rate of 10% per annum. During the Nine Months ended November 30, 2013 and November 30, 2012, interest amounting to $1,032,647 and $960,078 respectively, was incurred on these notes. The balance also includes $82,000 of unsecured notes payable plus accrued interest of $5,319 to our CEO pursuant to a demand note entered into on April 5, 2013 and an unsecured note payable to another member of our Board of Directors in the amount of $750,000 plus accrued interest of $9,151 pursuant to a 10% demand note payable entered into on October 17, 2013. At November 30, 2013, the balance in Convertible note payable and accrued interest-related party, long term, includes $1,880,517 of secured notes payable net of discounts of $619,483 plus accrued interest of $8,586 to another member of our Board of Directors. The Company also issued the following stock and warrants to this board member: 1,833,333 shares of our common stock and 916,666 7 year warrants with an exercise price of $0.75 as a re-pricing of a previous issuance made in December 2012, 1,266,667 shares of our common stock and 1,000,000 7 year warrants with an exercise price of $0.75 for failure to repay a $500,000 note when due, 700,000 shares of our common stock and 700,000 7 year warrants with an exercise price of $0.75 for issuing a $350,000 letter of credit on Aura’s behalf,  500,000 shares of our common stock and 800,000 7 year warrants with an exercise price of $0.75 for joining Aura’s Board of Directors, and 5,000,000 7 year warrants attached to the $2,500,000 convertible note which includes the unpaid $500,000 note referred to above.

NOTE 13 – COMMITMENTS

In September, 2014, we entered into a lease for a facility of approximately 69,000 square feet.  The lease is for a term of seven years, has an option to extend for five years, and carries an initial base rent of $46,871.72.  In accordance with the terms of the lease, the Company is responsible for common area charges.

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

Results of Operations

Nine months ended November 30, 2013 compared to nine months ended November 30, 2012

Net revenues for the nine months ended November 30, 2013 (the “Nine months FY2014”) decreased $10,047 to $2,276,449 from $2,286,496 in the nine months ended November 30, 2012 (the “Nine months FY2013”), a decrease of .4%. Our customers typically order on an as needed basis and therefore our sales can fluctuate substantially between periods based on our customers’ needs at a given time.

Cost of goods decreased $131,216 (11.9%) to $973,458 in the Nine months FY2014 from $1,104,674 in the Nine months FY2013. The decrease in cost of goods is primarily a result of the mix of products sold during the period.

Engineering, research and development expenses increased $81,802 (8%) to $1,090,756 in the Nine months FY2014 from $1,008,954 in the Nine months FY 2013.  In the past, we have reduced our expenditures in this area due (i)our financial situation, and (ii) due to reduced efforts in developments of new configurations.  With major new contracts and customers we now expect our expenditures in this area to increase in the future.

Selling, general and administrative expense decreased $1,337,292 (17%) to $6,686,790 in the Nine months FY2014 from $8,024,082 in the Nine months FY2013. The decrease is primarily attributable to a decrease in legal expenses of approximately $1,163,000 and a decrease in marketing expenses of approximately $539,000, partially offset by an increase in non-cash charges of $227,000 for stock issued to a member of our Board of Directors as compensation for joining our Board. The decrease in legal expenses was due to a settlement of a lawsuit against our former bankruptcy attorneys in the amount of $2,095,000 in the Nine months FY2013. Of this amount approximately $1,155,000 in legal expenses were incurred.

Net interest expense in the Nine months FY2014 increased $197,001 (7%) to $3,031,227 from $2,834,226 in the Nine months FY2013 as a result of our increased debt levels and the non-cash amortization of the debt discount and warrant expense of the notes payable entered into in the current year, partially offset by the decrease in the non-cash amortization of the debt discount, warrant expense and beneficial conversion feature on the financing completed in the third quarter of FY2012 which was fully repaid in the first quarter of FY2014.

Other income for the Nine months FY2014 decreased $2,093,559 to $9,607 from $2,103,166 in the Nine months FY2013 as a result of the legal settlement we entered into with our former bankruptcy attorneys in the amount of $2,095,000 in the Nine months FY 2013.

Our net loss for the Nine months FY2014 increased $710,791 to $9,293,065 from $8,582,274 in the Nine months FY2013, primarily as a result of the recording of $2,095,000 in income from the settlement of a legal dispute noted above offset by the additional legal expenses of $845,000 in FY2013, partially offset by the  increase in the interest expense noted above of $197,000.

Three months ended November 30, 2013 compared to three months ended November 30, 2012

Net revenues for the three months ended November 30, 2013 (the “Third Quarter FY2014”) decreased $362,490 to $852,534 from $1,215,024 in the three months ended November 30, 2012 (the “Third Quarter FY2013”), a decrease of 30%. Our customers typically order on an as needed basis and therefore our sales can fluctuate substantially between periods based on our customers’ needs at a given time.

Cost of goods decreased $303,145 (47%) to $341,503 in the Third Quarter FY2014 from $644,648 in the Third Quarter FY2013. The decrease in cost of goods is primarily a result of the decrease in sales.

Engineering, research and development expenses increased $74,794 (24%) to $387,056 in the Third Quarter FY2014 from $312,262 in the Third Quarter FY 2013. These expenses have decreased in prior periods, but are expected to continue to increase in future periods.

Selling, general and administrative expense decreased $1,649,259 (47%) to $1,847,365 in the Third Quarter FY2014 from $3,496,624 in the Third Quarter FY2013. The decrease is primarily attributable to a decrease in legal expenses of $1,090,000 primarily associated with a legal settlement in the prior year, expenses of approximately $140,000 incurred in moving our production facilities to our headquarters building in the prior year, a decrease in temporary and consulting expense of approximately $120,000, a reduction in marketing expenses of approximately $80,000 and a reduction in payroll and payroll related expenses of approximately $225,000.

Net interest expense in the Third Quarter FY2014 decreased $149,770 (15%) to $859,361 from $1,009,131 in the Third Quarter FY2013 as a result of our increased debt levels, offset by a decrease in the amortization of the debt discount, warrant expense and beneficial conversion feature on the financing completed in the third quarter of FY2012, which was fully amortized and repaid in the first quarter FY2014.

Other income for the Third Quarter FY2014 decreased to $0 from $2,095,000 in the Third Quarter FY2013 as a result of the legal settlement we entered into with our former bankruptcy attorneys in the amount of $2,095,000 in the Third Quarter FY2013.

Our net loss for the Third Quarter FY2014 increased $430,110 to $2,582,751 from $2,152,641 in the Third Quarter FY2013, primarily as a result of the decrease in gross profit due to the decrease in sales, the increase in engineering, research and development expenses, partially offset by the decrease in interest expense, the decrease in legal expense and the decrease in other income.

Liquidity and Capital Resources

We had cash of approximately $58,000 and $89,000 as of November 30, 2013, and February 28, 2013, respectively.  We had a working capital deficit at November 30, 2013, and February 28, 2013 of $25,061,693 and $21,986,904, respectively. The working capital deficit includes notes payable and accrued interest to related parties of $19,144,583 and $17,265,466 as of November 30, 2013 and February 28, 2013, respectively.  As of November 30, 2013, we had accounts receivable, net of allowance for doubtful accounts, of $572,652 compared to $279,551 as of February 28, 2013.

Net cash used in operations for the Nine Months ended November 30, 2013, was $5,228,740, an increase of $1,087,401 from the comparable period in the prior fiscal year. Net cash provided by financing activities during the Nine Months ended November 30, 2013, was $5,197,450, resulting from net proceeds from notes payable.

There were no acquisitions of property and equipment in the Nine Months FY 2014 or the Nine Months FY 2013.

Accrued expenses as of November 30, 2013 increased $671,783 to $2,273,523 from $1,601,740 as of February 28, 2013. Approximately $1,447,000 of accrued expenses is salaries accrued but unpaid to certain employees and ex-employees due to a lack of resources, and approximately $463,000 is accrued but unused vacation time earned by employees.

Net proceeds from the issuance of debt totaled $5,197,450 in the Nine Months FY 2014, compared with $4,174,210 in the Nine Months FY 2013. Net debt proceeds of $82,000 in the Nine Months of FY2014 were from our CEO, and debt repayments totaling $306,250 were made on the $3.5 million financing completed in the third quarter fiscal 2012. As of November 30, 2013, the total amount owing a board member is $13,819,960 plus accrued interest of approximately $4,478,000. If the board member were to demand repayment, we do not currently have the resources to make the payment. We also had net proceeds of $2,500,000 from another board member in the Nine Months of FY2014 from a convertible note we entered into plus an additional $750,000 from a demand note payable. The total amount owing this board member at November 30, 2013 is $1,880,517 net of unamortized discount of $8,590, plus accrued interest of approximately $8,590 on the convertible note and $750,000 plus accrued interest of $9,150 on the demand note.

The Company had a deficit of $26,799,844 in shareholders’ equity as of November 30, 2013, compared to $21,598,286 as of February 28, 2013. The deficit includes approximately $16.2 million of non-cash expenses resulting from charges for stock option and warrant expense for fiscal years 2008 through the first nine months of fiscal year 2014.

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

Capital Transactions

During the quarter ended November 30, 2013, we did not issue any shares of our Common Stock.

During the quarter ended November 30, 2012, we issued 65,789 shares of Common Stock for services rendered valued at $50,000 and 134,807 shares upon conversion of $102,454 of notes payable and accrued interest.

Inventories

Inventories consist primarily of components and completed units of the Company’s AuraGen® product.

Early in our AuraGen® program, we determined it was most cost-effective to outsource production of components and subassemblies to volume-oriented manufacturers, rather than produce these parts in house. As a result of this decision, and based on then anticipated sales, we purchased, prior to fiscal 2001, a substantial inventory of components at volume prices. Since sales did not meet such expectations, we have been selling product from this inventory for several years. Management has analyzed its inventories based on its current business plan, current potential orders for future delivery, and pending proposals with prospective customers and has determined that we do not expect to realize all of its inventories within the next year. The net inventories as of November 30, 2013 and February 28, 2013, which are not expected to be realized within a 12-month period have been reclassified as long term.

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

ITEM 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Securities and Exchange Act of 1934 Rules 13a-15(f).  Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of November 30, 2013.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during our fiscal quarter ended November 30, 2013, that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

    None

ITEM 6.  Exhibits

31.1             Certifications of Principal Executive Officers pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.
31.2             Certifications of Principal Financial Officers pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.
32.1             Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

101.INS  XBRL Instance Document

101.SCH  XBRL Schema Document

101.CAL  XBRL Calculation Linkbase Document

101.LAB  Label Linkbase Document

101.PRE  Presentation Linkbase Document

In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

Furnished herewith, XBRL (Extensive Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Security Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended and otherwise is not subject to liability under these actions.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                  AURA SYSTEMS, INC.

                  (Registrant)

Date: January 21, 2014

By:    /s/ Melvin Gagerman

Melvin Gagerman

Chief Financial Officer

(Principal Financial and Accounting Officer

and Duly Authorized Officer)