Form 10-K
period 2014-02-28
AURA SYSTEMS INC
filed 2014-06-13
CIK 826253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

[Ö ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended.................................................February 28, 2014
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

4000 Redondo Beach Ave.
Redondo Beach, CA 90278
(Address of principal executive offices)
Registrant's telephone number, including area code: (310) 643-5300
Former name, former address and former fiscal year, if changed since last report:
1310 E. Grand Ave.
El Segundo, California 90245
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
Yes☐  No ☒

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes☒  No ☐

On August 31, 2013 the aggregate market value of the voting stock held by non-affiliates of the Registrant was $17,374,150. The aggregate market value has been computed by reference to the last sale price of the stock on August 31, 2013.

On May 29, 2014, the Registrant had 109,049,032 shares of common stock outstanding.

TABLE OF CONTENTS

PART I
ITEM 1. BUSINESS
ITEM 1A. RISK FACTORS
ITEM 1B. UNRESOLVED STAFF COMMENTS
ITEM 2. PROPERTIES
ITEM 3. LEGAL PROCEEDINGS
ITEM 4. MINE SAFETY DISCLOSURES

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
ITEM 9A. CONTROLS AND PROCEDURES
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

References in this Report to “we”, “us”, “the Company,” “Aura” or “Aura Systems” means Aura Systems, Inc.

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

Seokmun Inc., a South Korean company, has been Aura’s distributor for military applications since 2006 and recently became our commercial distributor in South Korea.  Seokmun, in 2007 won a 10-year program from the Korean Army to deliver 1,000 AuraGen VIPERs (100 per year).  To date Aura has delivered approximately 700 such systems and will deliver the next 100 systems later this year.  In addition Seokmun was instrumental in winning a number of other South Korean military contracts for a total of 2,137 systems that include 300 of the systems that are yet to be delivered against the original 1,000-unit award in 2007.  The current systems for the South Korean army are to be delivered approximately over the next 5 years; In addition there are numerous other VIPER programs currently under consideration by the South Korean military.

Funpos Inc., an Israeli company, is our agent for Israel.  Currently we are pursuing a number of worldwide opportunities through major Israeli defense companies such as Plasan, Rafael, Elta and others. We started shipping small quantities of systems to Israel during fiscal 2013 and 2014 and expect increases in deliveries going forward.

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

Currently we are delivering power solutions for three continuous power levels, (a) 5,000 watts AC/DC, (b) 8,000 watts AC/DC and (c) 16,000 watts AC/DC.  We are also under contract with the U.S. Army to develop a 30,000-watt solution (expected to be completed by the middle of fiscal 2014).  All the AC power is pure sine wave with total harmonic distortion of less than 2.1% and is available in 120 VAC and  or 240 VAC and is some application as at 480VAC.  In addition, the power generated on all models can be partitioned to provide simultaneous AC and 14 or 28 volts of DC or only DC, if required by the user.  The AuraGen power levels can be generated as the prime mover speed varies from idle to maximum rated speed. The VIPER (the military version of the AuraGen® system) includes as an option a complete power management system which (i) monitors in real time the batteries’ voltage and temperature, (ii) provides a partition of the power between AC and DC simultaneously with the ability to be programmed from all AC to all DC, (iii) monitors the RPM of the generator, (iv) monitors the temperatures of the generator and the ECU, (v) monitors the raw power generated, (vi) monitors both the AC and DC loads as to voltage and current, (vii) provides programming of load prioritization and load shedding, and (viii) monitors the voltage of the internal 400-800VDC bus.

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

Fuel Cells-Fuel cells are solid-state, devices that produce electricity by combining a fuel containing hydrogen with oxygen. They have a wide range of applications, and can be used in place of the internal combustion engine and traditional lead-acid and lithium-ion batteries.   So why aren't fuel cells being installed everywhere?   The most widely deployed fuel cells cost about $2,000 per kilowatt.

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

Targeted markets

Our main focus for fiscal 2015 is (i) Transport refrigeration, and (ii) Military applications.

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

Facilities, Manufacturing Process and Suppliers

Our facilities consist of approximately 67,000 square feet in Redondo Beach, California. The Redondo Beach facility is currently being used for assembly and testing using components that are produced by various suppliers as well as for general offices, engineering and warehousing.  The rent for the Redondo Beach facility is approximately $60,000 per month.  The facility is sufficient for our near term anticipated needs.

As we are depleting our current inventory of parts, components and subassemblies, we will need to renew contracts with such manufacturers or locate other suitable manufacturers. Since we emerged from our Chapter 11 reorganization in January 2006, we have renewed our relationships with a number of our old suppliers and are developing relationships with others.  To ensure quality and reliability in the field, we use highly qualified suppliers, the majority of which are ISO 9002 compliant.

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

Our sales to date have been focused on direct sales to the end users in the US and distributors outside the US.. Going forward we are exploring the possibilities of building a network of dealers for specific applications. We are also exploring OEM relationships in some applications. We employee a sales force, who is compensated with a modest base salary, and commissions based on sales.

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

Research and Development

We believe that ongoing research and development is important to the success of our product in order to utilize the most recent technology, to develop additional products and additional uses for existing products, to stay current with changes in vehicle manufacture and design and to maintain an ongoing advantage over potential competition. Our engineering, research and development costs for fiscal 2014 were approximately $1.3 million compared to approximately $1.3 million in fiscal 2013. However, our research and development is planned to increase in fiscal 2015 to approximately $2.6 million as we plan to bring different configurations to market.

We are engaged in numerous new and enhanced developments of our AuraGen/VIPER both as company sponsored research and development (“R&D”) and contract related R&D activities.

We are in the process of integrating a number of new advanced features into our mobile power solution.  We recently completed a new more powerful Inverter Charger System (“ICS”) that is able to provide up to 8 kW of power from a battery source when the prime mover is off.  We have now delivered a number of solutions that provide for 3-phase 240VAC power and we are in the process of integrating this solution as a new option for our product line..  We are also designing a new power module that will provide us with the capability to offer higher power solutions, for both US, and international users (different voltage configurations).

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

At the end of fiscal 2013 and the first quarter of fiscal 2014 we have filed 5 new patent applications related to the AuraGen. These new patent applications are specifically designed to cover the (i) integration of the AuraGen power solution with transport refrigeration, (ii) the interface kit of the AuraGen with prime movers, (iii) a water cooled AuraGen solution for situations where ventilation is not available, (iv) a unique cable system with safety protection to transfer high power between two moving objects, and (v) a unique clamping of power electronic components to heat sink to ensure good thermal conductivity.  If and when issued these new patent applications will expire in 2033.

Employees

As of May 21, 2014, we employed 36 persons, of which all are full time. We are not a party to any collective bargaining agreements.

Significant Customers

During the year ended February 28, 2014, we conducted business with five major customers whose sales comprised 27.1%, 25.8%, 8.9%, 7.8% and 5.4% of net sales, respectively. As of February 28, 2014, these customers accounted for 97.7% of net accounts receivable. During the year ended February 28, 2013, we conducted business with three major customers whose sales comprised 23.9%, 19.6%, and 15.4% of net sales, respectively.  As of February 28, 2013, these customers , these customers accounted for 42.4% of net accounts receivable.

Backlog

As of May 31, 2014 we have a hard backlog of approximately $14.25 million consisting of the following elements:(i) South Korean Military approximately $11.5 million (on going business approximately 1,600 systems for the next 5 years), (ii) U.S. military approximately $1.5 million (on going business) expected to be completed during FY 2015, and (iii) Misc. applications of approximately $1.25 million.   In addition we have a well-defined pipeline of business for the South Korean military and others that could potentially be in excess of $200 million over the next 5 years.

Approximately $1.5 million of the U.S. military backlog is scheduled for delivery after fiscal 2014, and is subject to cancellation or renegotiation at the convenience of the U.S. government, the entire U.S military backlog is expected to be delivered during FY 2015. The South Korean backlog is to be delivered over approximately 5 years.

ITEM 1A. Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item 1A.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Our facilities consist of approximately 67,000 square feet in Redondo Beach, California. The Redondo Beach facility is currently being used for assembly and testing using components that are produced by various suppliers as well as for general offices, engineering and warehousing.  The rent for the Redondo Beach facility is approximately $60,000 per month.  The facility is sufficient for our near term anticipated needs.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any material pending legal proceedings. From time to time, we may be party to claims and legal proceedings arising in the ordinary course of business. Our management evaluates our exposure to these claims and proceedings individually and in the aggregate and evaluates potential losses on such litigation if the amount of the loss is estimable and the loss is probable.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

 Our shares are listed on the OTC Bulletin Board under the symbol “AUSI”. Set forth below are high and low bid prices for our common stock for each quarterly period in the two most recent fiscal years. Such quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not necessarily represent actual transactions in the common stock. We had 6,280 stockholders of record as June 5, 2014.

Period	High	Low
------	-----	-----
Fiscal 2013
First Quarter ended May 31, 2012	$0.66	$0.41
Second Quarter ended August 31, 2012	$0.54	$0.32
Third Quarter ended November 30, 2012	$0.53	$0.21
Fourth Quarter ended February 28, 2013	$0.53	$0.35

Fiscal 2014
First Quarter ended May 31, 2013	$0.49	$0.31
Second Quarter ended August 31, 2013	$0.38	$0.15
Third Quarter ended November 30, 2013	$0.30	$0.18
Fourth Quarter ended February 28, 2014	$0.25	$0.12

On May 28, 2014, the reported closing sales price for our common stock was $0.185.

Dividend Policy

We have not paid any dividends on our common stock and we do not anticipate paying any dividends on our common stock in the foreseeable future.

Sales of Unregistered Securities

During the year ended February 28, 2014, $1,127,002 of notes payable and accrued interest were converted into 2,660,225 shares of common stock, 1,833,333 shares of common stock and 916,666 7-year warrants to purchase our stock with an exercise price of $0.75 were issued to re-price a prior issuance of stock in December 2012,  4,254,250 shares of common stock were issued in exchange for the cancellation of warrants to purchase 5,005,000 shares of  common stock at an exercise price of $0.75 per share which would have expired on September 22, 2016, and 3,562,118 shares of common stock were issued for services valued at $974,726. Funds raised were for general corporate working capital purposes. All such securities were issued and sold in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, and the certificates representing such securities contain a restrictive legend reflecting the limitations on future transfer of those securities. The offer and sale of these securities was made without public solicitation or advertising. The investors represented to us that they were knowledgeable and sophisticated, and were experienced in business and financial matters so as to be capable of evaluating an investment in our securities and were an “accredited investor” within the meaning of Regulation D promulgated under the Securities Act of 1933. Each of these investors was afforded full access to information regarding our business.

Repurchases of Equity Securities

We did not repurchase any shares of our common stock during the fourth quarter of fiscal 2013.

ITEM 6. SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide disclosure under this Item 6.

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

(i) Sales and marketing -Our sales approach is composed of direct sales in North America and the use of agents and distributors for sales internationally.  In North America our primary focus is in  (a) Transport refrigeration, and (b) U.S Military applications,.

(a) Our sales and marketing approach for all-electric transport refrigeration is based on our strategic alliance with Zanotti and direct sales to major fleet owners of transport refrigeration. While our sales were slow in fiscal 2014 we expect significant contribution to our fiscal 2015 revenues from this sector.

(b) Our business approach for the U.S military and other government agencies are based on working with a number of defense contractors for a number of upcoming bids and responding to specific RFQs released by different agencies. We constantly sell small quantities of the VIPER for Special Ops, and we are delivering monthly units to the U.S.C.G. under a multi-year contract.

For international sales we have an exclusive distribution agreement with Seokmun Inc. for Korea, Funpos Inc. for Israel, and Fait Holding Ltd. for France and Indonesia. We have an agreement with Zanotti of Italy for sale of electric systems for transport refrigeration in Europe.   We entered into agreements with Neva Marine in Turkey and Atlantis Marine in the U.K. agreements for the UK,

(ii)The second component of our business model is focused on the engineering support for the sales activities described above.  The engineering support consists of the introduction of new features for our AuraGen/VIPER solution such as higher power, different voltages, 3 phase options, shore power systems, higher current solutions as well as interface kits for different platforms. After a slow-down in our engineering activities during the 2013 and 2014 fiscal year we expect an increase in engineering activities during the fiscal 2015-year.

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

Results of Operations

Fiscal 2014 compared to Fiscal 2013

Revenues

Net revenues in fiscal 2014 decreased $380,220 to $2,337,226 from $2,717,446 in fiscal 2011, a decrease of 14%. With the small customer base we have our sales can vary substantially from period to period.

Cost of Goods

Cost of goods sold in fiscal 2014 increased $634,628 to $2,162,328 from $1,527,700 in fiscal 2013.  The increase is primarilly attributable to an increase in the inventory reserve for obsolescense of approximately $1.2 million partially offset by the decrease in sales.

Engineering, Research and Development

Engineering, research and development costs decreased $19,197 to $1,294,619 in fiscal 2014 from $1,313,816 in fiscal 2013. The decrease is primarily attributable to a decrease in the number of employees resulting in lower payroll and payroll related costs.

Selling, General and Administrative Expense

Selling, general and administrative expenses decreased $4,277,931 to $9,099,230 in fiscal 2014 from $13,377,161 in fiscal 2013. The decrease is primarily due to a decrease in stock option compensation expense of $2,537,566, a decrease in salaries of approximately $272,000 due to decreased personnel and a decrease in legal expense of approximately $1.1 million primarily associated with our sale of convertible debt in the prior year third quarter. Stock option compensation expense included in selling, general and administrative expense decreased to $430,456 in fiscal 2014 from $2,968,022 in fiscal 2013, a decrease of $2,537,566, as a result of the non-cash charges for the issuance of employee stock options.

Non-Operating Income and Expenses

Net interest expense increased to $3,991,156 in fiscal 2014 from $3,874,328 in fiscal 2013, an increase of $116,828 due to our increased debt levels. Other income decreased to $49,607 in fiscal 2014 from $2,114,089 in fiscal 2013 due to a legal settlement in the prior year of $2,095,000.

Net Income/Loss

Our net loss in fiscal 2014 decreased to $13,957,451 from $15,147,848 in fiscal 2013, a decrease of $1,190,397. The decrease is primarily a result of the decreased stock option and warrant expense of $2,537,566 as noted above, a decrease in legal expenses of approximately $1. million associated with the legal settlement in the prior year, partially offset by the income from the legal settlement of $2,095,000 in the prior year and the increase in the inventory reserve of approximately $1.2 million.

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

Selling, General and Administrative Expense

Selling, general and administrative increased $317,870 to $13,337,161 in fiscal 2013 from $13,059,291 in fiscal 2012. The increase is due primarily to an increase in legal expense due to the favorable settlement of a lawsuit where the Company was the plaintiff, offset by a decrease in rent, sales and marketing and health insurance.

Non-Operating Income and Expense

Net interest expense increased $1,861,790 to $3,874,328 in fiscal 2013 from $2,012,538 in fiscal 2012. The increase is primarily attributable to the higher level of debt owing to a Board member, which increased from $10,425,000 at the end of fiscal 2012 to $13,819,960 at the end of fiscal 2013, and the amortization associated with the convertible debt issued to institutional investors in the third quarter of the prior fiscal year. Other income increased to $2,114,689 in fiscal 2013 from $682,658 in fiscal 2012 primarily as a result of a favorable legal settlement in the amount of $2,095,000 in the third quarter of the fiscal year. Gain on conversion of $113,023 in the current year is a result of the conversion $259,729 in notes payable and accrued interest and the conversion of $30,000 of accounts payable into 379,248 shares of our common stock.

Net Income/Loss

The increase in our net loss of $994,144 to $15,147,848 in fiscal 2013 from $14,153,704 in fiscal 2012 is primarily a result of the increase in interest expense noted above, the increase in legal expense associated with the settled lawsuit, partially offset by the increase in other income associated with the settled lawsuit.

Liquidity and Capital Resources

In fiscal 2014, we incurred losses of approximately $13.9 million and had negative cash flows from operations of $5.9 million. Additionally, during fiscal 2013, we received periodic advances from a Board member consisting of $2.5 million in convertible debt carrying an interest rate of 9.5% and $963,000 in demand notes with an interest rate of 10%.  As of February 28, 2014, the total amount owing to this Board member is $3,463,000 plus accrued interest of $193,904. We also owe $13.82 million plus accrued interest of $4.825 million to another board member. If the Board members were to demand repayment, we do not currently have the resources to make the payment.   We also borrowed $1,196,000 in short term notes from individuals, of which $170,000 was repaid. Accrued expenses include $927,984 of accrued wages that has not been paid to certain employees of the Company.

At February 28, 2014, we had cash of approximately $41,000, compared to cash of approximately $89,000 at February 28, 2013. Working capital at February 28, 2014 was a negative $28.0 million as compared to a negative $22 million at the end of the prior fiscal year. Accrued expenses increased $1.8 million due primarily to the increase of approximately $1.2 million in unpaid salaries from the prior year end.  At February 28, 2014, we had accounts receivable, net of allowance for doubtful accounts, of approximately $126,000 compared to approximately $280,000 at February 28, 2013. In fiscal 2014 we made no acquisitions of property and equipment.

In the year ended February 28, 2014, $1,127,002 of notes payable and accrued interest were converted into 2,660,225 shares of common stock, 1,833,333 shares of common stock and 916,666 7-year warrants to purchase our stock with an exercise price of $0.75 were issued to re-price a prior issuance of stock in December 2012,  4,254,250 shares of common stock were issued in exchange for the cancellation of warrants to purchase 5,005,000 shares of  common stock at an exercise price of $0.75 per share which would have expired on September 22, 2016, and 3,562,118 shares of common stock were issued for services valued at $974,726.

In the year ended February 28, 2013, we issued 3,866,867 shares of common stock, with 2,033,333 five year warrants attached with an exercise price of $1.00, for cash proceeds of $1,252,100 and the availability for up to an additional $500,000 in loans on favorable terms; 341,748 shares were issued upon the conversion of $259,729 of notes payable and accrued interest with 206,941 five year warrants attached with an exercise price of $1.00; 37,500 shares were issued in settlement of $30,000 of accounts payable with 25,000 five year warrants attached with an exercise price of $1.00; and  415,789 shares were issued for marketing services and investor relation services valued at $316,000.

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

Since 2002 substantially all of our revenues from operations have been derived from sales of the AuraGen®. The cash flow generated from our operations to date has not been sufficient to fund our ing capital needs, and we cannot predict when operating cash flow will be sufficient to fund working capital needs. In June 2005 we were forced to file for protection under Chapter 11 of the U.S. Bankruptcy Code, from which we emerged under a court-approved plan of reorganization in January 2006.

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

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the specified time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, the Company’s management evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures. Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of February 28, 2014.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended February 28, 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of February 28, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework . Based on this assessment, and on those criteria, management concluded that the Company’s internal control over financial reporting was effective as of February 28, 2014.

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

Name	Age	Title
Melvin Gagerman	71	Chief Executive Officer, Chief Financial Officer, and Chairman of the Board of Directors
James Marvin Simmons	64	Director, Chairman of the Nominating Committee, Member of the Compensation Committee and Audit Committee
Warren Breslow	70	Director, Chairman of the Audit Committee, Member of the Nominating Committee and Compensation Committee
Salvador Diaz-Verson, Jr.	58	Director, Chairman of the Compensation Committee, Member of the Audit Committee and Nominating Committee
Roger L. Howsmon	69	Director, Member of the Nominating Committee and Compensation Committee
Lon E. Bell Ph.D.	73	Director, Member of the Nominating Committee and Compensation Committee
Robert Kopple	69	Director

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

Robert Kopple. Mr. Kopple is an experienced investor, businessman, and lawyer.  He is a senior partner in a law firm based in Los Angeles, California and he manages interests in real estate and operating companies.  He has provided equity and debt financing for a number of companies and recently provided a senior secured debt facility for another public company.  He is a significant investor in Aura

Section 16(a) Beneficial Ownership Reporting Compliance

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

Director Independence

Using the definition of “independence” included in the listing rules of The Nasdaq Stock Market, our Board is comprised of a majority of independent directors.  Our independent directors are Messrs. Simmons, Breslow, Bell, Howsmon, Diaz-Verson and Kopple. Messrs. Gagerman is not an independent director using the definition of independence included in the Nasdaq listing rules.  There are no family relationships among our executive officers and directors.

Family Relationships

None of our directors or executive officers is related to one another.

Legal Proceedings

To the best of our knowledge, none of our executive officers or directors is a party to any material proceedings adverse to the Company, have any material interest adverse to the Company or have, during the past ten years:

•	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
•
had any bankruptcy petition filed by or against him/her or any business of which he/she was a general partner or executive officer, either at the time of the bankruptcy or within two years prior to that time;

•
been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his/her involvement in any type of business, securities, futures, commodities or banking activities;

•
been found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

•
been subject to, or party to, any judicial or administrative order, judgment, decree , or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation  of (i) any Federal or State securities or commodities law or regulation, (ii) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order or (iii) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table summarizes all compensation earned for the fiscal years ended February 28, 2014 and February 29, 2013, to the  individual who served as our chief executive officer during fiscal 2014, and the two other most highly compensated executive officers who were serving in such capacity as of February 28, 2014 (the "named executive officers").

2014 Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation	All Other Compensation ($)	Total ($)
Melvin Gagerman (1)
Chief Executive Officer	2014	360,000		-	24,767(3)	384,767
Chief Financial Officer	2013	360,000	344,295	-	22,891(3)	760,106

(1)	Mr. Gagerman was elected Chairman and Chief Financial Officer effective February 1, 2006 and was elected President and Chief Executive Officer effective May 25, 2006.
(2)	Reflects the fair market value amount at the date of grant using the assumptions set forth in Note 9 to the financial statements included elsewhere in this Annual Report.
(3)	Represents automobile allowance, the cost of life insurance premiums, and medical expense reimbursements.
No bonuses or stock awards were granted to the above individuals for the 2014 or 2013 fiscal years.

Outstanding Equity Awards at 2014 Fiscal Year-End

The following table summarizes certain information regarding the number and value of all options to purchase our common stock held by the individuals named in the Summary Compensation Table at February 28, 2014. No stock awards or equity incentive plan awards were issued or outstanding during fiscal 2014.

2014 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

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

Option Exercises and Stock Vesting During 2014

No stock options were exercised during fiscal 2014 by the individuals named in the Summary Compensation Table. No stock awards were issued or outstanding during fiscal 2014.

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

Upon the occurrence of a severance payment event for Mr. Gagerman, assuming he were terminated as of February 28, 2014, he would be entitled to a severance payment of $360,000, payable within 45 days of the date of his termination.

Director Compensation During Fiscal 2014

The following table summarizes all compensation paid to directors other than named executive officers during fiscal 2014.

2014 DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)(2)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
James Simmons (3)	-	-	-	-	-	-
Warren Breslow (4)	-	-	-	-	-	-
Salvador Diaz-Verson, Jr. (5)	-	-	-	-	-	-
Lon E. Bell(6)	-	-	-	-	-	-
Roger Howsmon(7)	-	-	-	-	-	-
Robert Kopple(8)	-	$120,000	-	-	-	$120,000
(1)	Reflects the fair market value amount at the date of grant using the assumptions set forth in Note 9 to the financial statements included elsewhere in this Annual Report.
(2)
In fiscal 2013 Mssrs. Simmons, Diaz-Verson, Bell and Howsmon were each granted director warrants (options) to acquire 100,000 shares of our common stock at an exercise price of $0.75 per share, and Mr. Breslow was granted 2,100,000 director warrants(options) of our common stock at an exercise price of $0.75 per share, being not less than the fair market value on the date of grant, which options vest immediately and expire in February 2020. In fiscal 2012 Mssrs. Simmons, Diaz-Verson, Bell and Howsmon were each granted director warrants (options) to acquire 200,000 shares of our common stock at an exercise price of $1.00 per share, and Mr. Breslow was granted 1,300,000 Director Warrants(options) of our common stock at an exercise price of $1.00 per share, being not less than the fair market value on the date of grant, which options vest immediately and expire in June  2014. In fiscal 2011 Messrs. Diaz-Verson and Breslow were each granted Director Warrants(options) to acquire 50,000 shares of our common stock at an exercise price of $0.75 per share In fiscal 2010 Mr. Diaz-Verson was granted Director Warrants(options) to acquire 300,000 shares of our common stock at an exercise price of $1.50 per share, and Mr. Breslow was granted 1,300,000 Director Warrants(options) of our common stock at an exercise price of $1.50 per share, being not less than the fair market value on the date of grant, which options vest immediately and expire in June  2014.

(3)	The director had 300,000 director options outstanding as of February 28, 2014.
(4)	The director had 5,650,000 director options outstanding as of February 28, 2014.
(5)	The director had 650,000 director options outstanding as of February 28, 2014.
(6)	The director had 300,000 director options outstanding as of February 28, 2014.
(7)	The director had 300,000 director options outstanding as of February 28, 2014.
(8)	The director was issued 500,000 shares of common stock for joining the board of directors.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, to the extent of our knowledge, certain information regarding our common stock owned as of May 17, 2014 (i) by each person who is known to be the beneficial owner of more than 5% of our outstanding common stock, (ii) by each of our Directors and the named executive officers in the Summary Compensation Table, and (iii) by all Directors and current executive officers as a group:

Beneficial Ownership Table

Beneficial Owner	Number of Shares of Common Stock	Percent of Common Stock (1)
Melvin Gagerman (2)	7,796,801	6.0%
Warren Breslow (3)	7,937,966	6.1%
Salvador Diaz-Verson, Jr. (4)	790,934	*
James Simmons(5)	3,032,383	2.3%
Lon E. Bell(6)	300,000	*
Roger Howsmon(7)	320,000	*
Robert Kopple(8)	26,936,155	20.7%
All current executive officers and Directors as a group (six)	47,114,139	36.2%

5% Shareholders
Harry Kurtzman(9)	9,285,955	7.1%

______________________________________________________

* Less than 1% of outstanding shares.

(1) Beneficial ownership is determined in accordance with rules of the Securities and Exchange Commission.  The calculation of the percentage of beneficial ownership is based upon 109,049,032 shares of common stock outstanding on May 17, 2014.  In computing the number of shares beneficially owned by any shareholder and the percentage ownership of such shareholder, shares of common stock which may be acquired by a such shareholder upon exercise or conversion of warrants or options which are currently exercisable or exercisable within 60 days of May 17, 2013, are deemed to be exercised and outstanding.  Such shares, however, are not deemed outstanding for purposes of computing the beneficial ownership percentage of any other person.  Shares issuable upon exercise of warrants and options which are subject to shareholder approval are not deemed outstanding for purposes of determining beneficial ownership.  Except as indicated by footnote, to our knowledge, the persons named in the table above have the sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.
(2) Includes 5,675,258 warrants and options exercisable within 60 days of May 17, 2014.
(3) Includes 6,573,901 warrants and options exercisable within 60 days of May 17, 2014.
(4) Includes 723,489 warrants and options exercisable within 60 days of May 17, 2014.
(5) This beneficial owner is CEO and Chief Investment Officer of ICM Asset Management, Inc., through which he has dispositive control and voting rights over these shares. The address for this beneficial owner is 601 W. Main Ave., Suite 600, Spokane WA 99201.
 (6) Includes 300,000 warrants and options exercisable within 60 days of May 17, 2014.
(7) Includes 300,000 warrants and options exercisable within 60 days of May 17, 2014.
(8)
(9) Includes 7,430,054 options and warrants exercisable within 60 days of May 17, 2014.

The mailing address for the officers and directors is c/o Aura Systems, Inc., 4000 Redondo Beach Ave., Redondo Beach, CA 90278.

Securities Authorized for Issuance Under Equity Compensation Plans as of February 28, 2014

Equity Compensation Plan Information as of February 28, 2014

Number of Securities
		Weighted-average	Remaining Available for
	Number of Securities to	Exercise Price of	Future Issuance Under Equity
	be Issued Upon Exercise	Outstanding	Compensation Plans
	of Outstanding Options,	Options, Warrants and Rights	(Excluding Securities Reflected in Column (a)
Plan Category	Warrants and Rights (a)	(b)	(c)

Equity compensation plans approved by security holders (1)	8,602,333	$0.76	-
Equity compensation plans not approved by security holders	15,550,000	$0.75	-
To
(1)
Reflects options under the 2006 Stock Option Plan. The 2006 Stock Option Plan authorizes the Company to grant stock options exercisable for up to an aggregate number of shares of common stock equal to the greater of (i) 3,000,000 shares of common stock, or (ii) 10% of the number of shares of common stock outstanding from time to time.  The numbers in this table are as of February 28, 2014.

For additional information regarding options and warrants, see Note 10 to our financial statements appearing elsewhere in this report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Transactions

Since the beginning of the 2014 fiscal year, Mr. Kopple, a director, has made various  advances to the Company totaling $3,463,000. The highest amount outstanding at any one time was $3,463,000. Interest on the advances was at a rate of 9.5% and 10% per annum and totaled $193,904 for the year ended February 28, 2014.

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

Director Independence

Our Board is comprised of a majority of independent directors under the rules of the SEC and the listing standards of NASDAQ. Our independent directors are Messrs. Howsmon, Bell, Breslow, Diaz-Verson, and Kopple. Our Board has determined that each member of the Audit Committee, Compensation Committee and Nominating Committee is independent under such rules and standards.  Messr. Gagerman is not an independent director under applicable SEC rules.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND DISCLOSURES

The following table sets forth the aggregate fees billed to us by Kabani & Co. for the years ended February 28, 2014, and February 28, 2013:

	Year Ended February 28,
	2014	2013
Audit Fees	$82,500	$82,500
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-

Total	$82,500	$82,500

As defined by the SEC, (i) “audit fees” are fees for professional services rendered by our principal accountant for the audit of our annual financial statements and review of financial statements included in our Form 10-K, or for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years; (ii) “audit-related fees” are fees for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “audit fees;” (iii) “tax fees” are fees for professional services rendered by our principal accountant for tax compliance, tax advice, and tax planning; and (iv) “all other fees” are fees for products and services provided by our principal accountant, other than the services reported under “audit fees,” “audit-related fees,” and “tax fees.”

Audit Fees

Services provided to us by Kabani & Co. with respect the audit of our annual financial statements and review of our annual reports on Form 10-K and for reviews of the financial statements included in our quarterly reports on Form 10-Q for the first three quarters of the years ended February 28, 2014 and February 28, 2013.

Audit Related Fees

Kabani & Co. did not provide any professional services to us with which would relate to “audit related fees”.

Tax Fees

Kabani & Co. did not provide any professional services to us which would relate to “tax fees”.

All Other Fees

Kabani & Co. did not provide any professional services to us with which would relate to “other fees”.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Under the SEC’s rules, the Audit Committee is required to pre-approve the audit and permissible non-audit services performed by the independent registered public accounting firm in order to ensure that they do not impair the auditors’ independence. The SEC’s rules specify the types of non-audit services that an independent auditor may not provide to its audit client and establish the Audit Committee’s responsibility for administration of the engagement of the independent registered public accounting firm.

Consistent with the SEC’s rules, the Audit Committee pre-approves all audit and permissible non-audit services provided by our independent auditors. These services may include audit services, audit-related services, tax and other services. Pre-approval is generally provided for up to one year, and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis. During fiscal 2014 and 2013 all services provided by Kabani and Co. were pre-approved by the Audit Committee in accordance with this policy.

There were no hours expended on the principal accountant’s engagement to audit the registrant’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this Form 10-K:

1.      Financial Statements

See Index to Consolidated Financial Statements at page F-1

2.      Financial Statement Schedules

See Index to Consolidated Financial Statements at page F-1

3.      Exhibits

See Exhibit Index

INDEX TO EXHIBITS

Description of Documents

3.1	Amended and Restated Certificate of Incorporation of Aura Systems, Inc. (Incorporated by reference to Exhibit 3.1 to Aura Systems, Inc.’s Form 10-K filed on June 15, 2009)
3.2	Amended and Restated Bylaws of Aura Systems, Inc. (Incorporated by reference to Exhibit 3.2 to Aura Systems, Inc.’s Report on Form 10-K filed on June 15, 2009)
10.1*	Aura Systems, Inc. 2006 Stock Option Plan (Incorporated by reference to Exhibit 10.4 to Aura System, Inc.’s Form 10-K filed on March 25, 2008)
10.2*	Form of Aura Systems, Inc. Non-Statutory Stock Option Agreement (Incorporated by reference to Exhibit 10.5 to Aura System, Inc.’s Form 10-K filed on March 25, 2008)
10.3
Demand Promissory Note dated July 5, 2011  by Aura Systems, Inc. in favor of Warren Breslow in the original principal amount of $250,000 (Incorporated by reference to Exhibit 10.59 to Aura Systems, Inc.’s Form 10-Q filed October 17, 2011)

10.4
Demand Promissory Note dated August 4, 2011 by Aura Systems, Inc. in favor of Warren Breslow in the original principal amount of $100,000 (Incorporated by reference to Exhibit 10.60 to Aura Systems, Inc.’s Form 10-Q filed October 17, 2011)

10.5
Demand Promissory Note dated August 12, 2011  by Aura Systems, Inc. in favor of Warren Breslow in the original principal amount of $225,000 (Incorporated by reference to Exhibit 10.61 to Aura Systems, Inc.’s Form 10-Q filed October 17, 2011)

10.6
Demand Promissory Note dated August 25, 2011  by Aura Systems, Inc. in favor of Warren Breslow in the original principal amount of $250,000 (Incorporated by reference to Exhibit 10.62 to Aura Systems, Inc.’s Form 10-Q filed October 17, 2011)

10.7
Demand Promissory Note dated September 16, 2011 by Aura Systems, Inc. in favor of Warren Breslow in the original principal amount of $250,000 (Incorporated by reference to Exhibit 10.63 to Aura Systems, Inc.’s Form 10-Q filed January 17, 2012)

10.8
Demand Promissory Note dated September 23, 2011  by Aura Systems, Inc. in favor of Warren Breslow in the original principal amount of $250,000 (Incorporated by reference to Exhibit 10.64 to Aura Systems, Inc.’s Form 10-Q filed January 17, 2012)

10.9
Demand Promissory Note dated December 16, 2011 by Aura Systems, Inc. in favor of Warren Breslow in the original principal amount of $250,000 (Incorporated by reference to Exhibit  10.65 to Aura Systems, Inc.’s  Form 10-K filed on May 29, 2012)

10.10
Demand Promissory Note dated  January 15, 2012  by Aura Systems, Inc. in favor of Warren Breslow in the original principal amount of $450,000 (Incorporated by reference to Exhibit 10.66 to Aura Systems, Inc.’s  Form 10-K filed on May 29, 2012)

10.11
Demand Promissory Note dated February 23, 2012  by Aura Systems, Inc. in favor of Warren Breslow in the original principal amount of $250,000 (Incorporated by reference to Exhibit  10.67 to Aura Systems, Inc.’s  Form 10-K filed on May 29, 2012)

10.11
Securities Purchase Agreement dated September 26, 2011 by and between Aura Systems Inc. and certain institutional investors (Incorporated by reference to Exhibit 10.1 to Aura Systems, Inc.’s  Form 8-K filed on September 27, 2011)

10.12
Registration Rights Agreement dated September 26, 2011 by and between Aura Systems Inc. and certain institutional investors (Incorporated by reference to Exhibit 10.3 to Aura Systems, Inc.’s  Form 8-K filed on September 27, 2011)

10.13
Security Agreement dated September 26, 2011 by and between Aura Systems Inc. and certain institutional investors (Incorporated by reference to Exhibit 10.3 to Aura Systems, Inc.’s  Form 8-K filed on September 27, 2011)

10.14	Guaranty dated September 26, 2011 (Incorporated by reference to Exhibit 10.4 to Aura Systems, Inc.’s Form 8-K filed on September 27, 2011)
10.15
Subordination and Intercreditor Agreement dated September 26, 2011 by and between Aura Systems Inc., Warren Breslow and certain institutional investors (Incorporated by reference to Exhibit 10.5 to Aura Systems, Inc.’s  Form 8-K filed on September 27, 2011)

10.13
Demand Promissory Note dated March 22, 2012 by Aura Systems, Inc. in favor of Warren Breslow in the original principal amount of $300,000 (Incorporated by reference to Exhibit 10.68 to Aura Systems, Inc.’s  Form 10-Q filed on July 13, 2012)

10.14
Demand Promissory Note dated March 23, 2012 by Aura Systems, Inc. in favor of Warren Breslow in the original principal amount of $200,000 (Incorporated by reference to Exhibit 10.69 to Aura Systems, Inc.’s  Form 10-Q filed on July 13, 2012)

10.15
Demand Promissory Note dated April 5, 2012 by Aura Systems, Inc. in favor of Warren Breslow in the original principal amount of $200,000 (Incorporated by reference to Exhibit 10.70 to Aura Systems, Inc.’s  Form 10-Q filed on July 13, 2012)

10.16
Demand Promissory Note dated April 23, 2012 by Aura Systems, Inc. in favor of Warren Breslow in the original principal amount of $400,000 (Incorporated by reference to Exhibit 10.71 to Aura Systems, Inc.’s  Form 10-Q filed on July 13, 2012)

10.17
  Demand Promissory Note dated May 3, 2012 by Aura Systems, Inc. in favor of Warren Breslow in the original principal amount of $400,000 ((Incorporated by reference to Exhibit 10.72 to Aura Systems, Inc.’s  Form 10-Q filed on July 13, 2012)

10.18
Demand Promissory Note dated May 24, 2012 by Aura Systems, Inc. in favor of Warren Breslow in the original principal amount of $300,000 (Incorporated by reference to Exhibit 10.73 to Aura Systems, Inc.’s  Form 10-Q filed on July 13, 2012)

10.19
Demand Promissory Note dated June 1, 2012 by Aura Systems, Inc. in favor of Warren Breslow in the original principal amount of $300,000 (Incorporated by reference to Exhibit 10.74 to Aura Systems, Inc.’s  Form 10-Q filed on October 15, 2012)

10.20
Demand Promissory Note dated June 22, 2012 by Aura Systems, Inc. in favor of Warren Breslow in the original principal amount of $300,000 (Incorporated by reference to Exhibit 10.75 to Aura Systems, Inc.’s  Form 10-Q filed on October 15, 2012)

10.21
  Demand Promissory Note dated August 24, 2012 by Aura Systems, Inc. in favor of Warren Breslow in the original principal amount of $300,000 (Incorporated by reference to Exhibit 10.76 to Aura Systems, Inc.’s  Form 10-Q filed on October 15, 2012)

10.22
Demand Promissory Note dated August 27, 2012 by Aura Systems, Inc. in favor of Warren Breslow in the original principal amount of $150,000 (Incorporated by reference to Exhibit 10.77 to Aura Systems, Inc.’s  Form 10-Q filed on October 15, 2012)

10.23
Convertible Promissory Note dated August 10, 2012 by Aura Systems, Inc. in favor of Peter Dalrymple in the original principal amount of $1,000,000 (Incorporated by reference to Exhibit 10.78 to Aura Systems, Inc.’s  Form 10-Q filed on October 15, 2012)

10.24
Demand Promissory Note dated September 6, 2012 by Aura Systems, Inc. in favor of Warren Breslow in the original principal amount of $500,000 (Incorporated by reference to Exhibit 10.79 to Aura Systems, Inc.’s  Form 10-Q filed on January 14, 2013)

10.25
Demand Promissory Note dated September 27, 2012 by Aura Systems, Inc. in favor of Warren Breslow in the original principal amount of $300,000 (Incorporated by reference to Exhibit 10.80 to Aura Systems, Inc.’s  Form 10-Q filed on January 14, 2013)

10.26
Demand Promissory Note dated October 19, 2012 by Aura Systems, Inc. in favor of Warren Breslow in the original principal amount of $250,000 (Incorporated by reference to Exhibit 10.81 to Aura Systems, Inc.’s  Form 10-Q filed on January 14, 2013)

10.27
  Demand Promissory Note dated October 25, 2012 by Aura Systems, Inc. in favor of Warren Breslow in the original principal amount of $300,000 (Incorporated by reference to Exhibit 10.82 to Aura Systems, Inc.’s  Form 10-Q filed on January 14, 2013)

10.28
Demand Promissory Note dated November 2, 2012 by Aura Systems, Inc. in favor of Warren Breslow in the original principal amount of $135,000 (Incorporated by reference to Exhibit 10.83 to Aura Systems, Inc.’s  Form 10-Q filed on January 14, 2013)

10.29
Demand Promissory Note dated November 30, 2012 by Aura Systems, Inc. in favor of Warren Breslow in the original principal amount of $100,000 (Incorporated by reference to Exhibit 10.84 to Aura Systems, Inc.’s  Form 10-Q filed on January 14, 2013)

10.30
Convertible Promissory Note dated October 2, 2012 by Aura Systems, Inc. in favor of Peter Dalrymple in the original principal amount of $500,000 (Incorporated by reference to Exhibit 10.85 to Aura Systems, Inc.’s  Form 10-Q filed on January 14, 2013)

14.1	Code of Ethics (3)
31.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	Label Linkbase Document
101.PRE	Presentation Linkbase Document
101.DEF	Definition Linkbase

*	Indicates a management contract or compensatory plan or arrangement.

In accordance with SEC Release 33-8238, Exhibit 32.1 and 32.2 are being furnished and not filed.

Furnished herewith. XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AURA SYSTEMS, INC.

Dated:	June 13, 2014

By:	/s/ Melvin Gagerman
Melvin Gagerman
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signatures	Title	Date
/s/ Melvin Gagerman	Chief Executive Officer, Acting Chief Financial Officer Director and Chairman of the Board (Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)	June 13, 2014
Melvin Gagerman

/s/ Warren Breslow	Director	June 13, 2014
Warren Breslow

	Director	June 13, 2014
James Simmons

/s/Salvador Diaz-Verson, Jr.	Director	June 13, 2014
Salvador Diaz-Verson, Jr.

/s/Roger L. Howsmon	Director	June13, 2014
Roger L. Howsmon

	Director	June 13, 2014
Lon E. Bell

/s/Robert Kopple	Director	June 13, 2014
Robert Kopple

Index to Financial Statements

Report of Independent Registered Public Accounting Firm	F-1

Financial Statements of Aura Systems, Inc.:

Balance Sheets as of February 28, 2014 and February 28, 2013	F-2
Statements of Operations - Years ended February 28, 2014 and February 28, 2013	F-3
Statements of Stockholders' Deficit - Years ended February 28, 2014 and February 28, 2013	F-4
Statements of Cash Flows - Years ended February 28, 2014 and February 28, 2013	F-5 to F-6
Notes to Financial Statements	F-7 to F-19

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Aura Systems, Inc.

We have audited the accompanying balance sheets of Aura Systems, Inc. (a Delaware corporation), (the “Company”) as of February 28, 2014 and February 28, 2013, and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the two year period ended February 28, 2014. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aura Systems, Inc. as of February 28, 2014 and February 28, 2013, and the results of its operations and its cash flows for each of the years in the two year period ended February 28, 2014 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Kabani & Company, Inc.
Certified Public Accountants

Los Angeles, California
June 13, 2014

AURA SYSTEMS, INC.
 BALANCE SHEETS

	As of February 28, 2014	As of February 28, 2013
ASSETS
Current assets:
Cash and cash equivalents	$40,927	$89,196
Accounts receivable, net of allowance for doubtful accounts of $50,000 at February 28, 2014 and 2013, respectively	125,593	279,551
Inventory - current	1,000,000	1,000,000
Other current assets	100,952	235,034
Total current assets	1,267,472	1,603,781

Deposits	89,138	61,944
Property, plant, and equipment, net	7,955	40,470
Inventory, non-current, net of allowance for obsolete inventory of $2,412,538 and $1,341,650 at February 28, 2014 and February 28, 2013, respectively	131,037	1,384,141

Total assets	$1,495,601	$3,090,336

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$2,077,513	$1,202,382
Accrued expenses	3,385,937	1,601,740
Customer advances	80,641	12,598
Notes payable	1,559,990	3,004,990
Convertible notes payable, net of discount	2,567,556	503,509
Notes payable and accrued interest- related party	19,730,372	17,265,466

Total current liabilities	29,402,009	23,590,684

Convertible note payable, net of discount	1,187,598	1,097,938
Convertible note payable and accrued interest-related party, net of discount	2,176,005	-

Total liabilities	32,765,612	24,688,623

Commitments and contingencies

Stockholders' deficit:
Common stock, $0.0001 par value; 150,000,000 shares authorized at February 28, 2014 and 2013; 88,914,499 and 76,604,573 issued and outstanding at February 28, 2014 and, 2013, respectively	8,891	7,660
Additional paid-in capital	403,234,261	398,949,767
Accumulated deficit	(434,513,163)	(420,555,713)

Total stockholders' deficit	(31,270,011)	(21,598,286)

Total liabilities and stockholders' deficit	$1,495,601	$3,090,336

The accompanying notes are an integral part of these financial statements.

AURA SYSTEMS, INC.
STATEMENTS OF OPERATIONS

	For the Year ended February 28, 2014	For the Year ended February 28, 2013

Net revenues	$2,337,226	$2,717,446
Cost of goods sold	2,162,328	1,527,700

Gross profit	174,898	1,189,746

Operating expenses:
Engineering, research and development	1,294,619	1,313,816
Selling, general, and administrative	9,099,230	13,377,161
Total operating expenses	10,393,849	14,690,977

Loss from operations	(10.218,951)	(13,501,231)

Other income (expense):
Interest expense, net	(3,991,156)	(3,874,328)
Gain on settlement of debt, net	203,110	113,023
Other income net	49,607	2,114,689

Total other expense	(3,738,439)	(1,646,616)

Net Loss	(13,957,451)	(15,147,848)

Basic and diluted loss per share	$(0.16)	$(0.21)

*Weighted-average shares outstanding	84,780,593	73,009,266

* Basic and diluted weighted average number of shares outstanding are equivalent because the effect of dilutive securities is anti-dilutive.

The accompanying notes are an integral part of these financial statements

AURA SYSTEMS, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED FEBRUARY 28, 2014 AND 2013

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Deficit

Balance, February 28, 2012	71,942,669	$7,194	$393,801,622	$(405,407,864),	$(11,599,048)

Common stock issued in private placements, net	3,866,867	387	1,251,713	-	1,252,100
Shares issued for note conversion	341,748	34	157,360	-	157,394
Shares issued for settlement of accounts payable	37,500	4	19,309	-	19,313
Shares issued for services	415,789	41	315,959	-	316,000
Employee option and warrant expense	-	-	2,943,600	-	2,943,600
Discount on convertible notes payable	-	-	460,205	-	460,205
Net Loss	-	-	-	(15,147,848)	(15,147,848)

Balance, February 28, 2013	76,604,573	$7,660	$398,949,767	$(420,555,712)	$(21,598,286)

Shares issued for note conversions	2,660,225	267	1,126,736		1,127,002

Shares issued for services	3,562,118	356	974,370		974,726
Shares issued for cancellation of warrants	4,254,250	425	(425)		-
Shares issued for re-pricing	1,833,333	183	(183)		-
Discount on convertible notes payable			1,484,538		1,484,538
Employee option and warrant expense			699,459		699,459
Net Loss				(13,957,451)	(13,957,451)

Balance, February 28, 2014	88,914,499	$8,891	$403,234,261	$(434,513,163)	$(31,270,011)

The accompanying notes are an integral part of these financial statements

AURA SYSTEMS, INC.

STATEMENTS OF CASH FLOWS

For the Years Ended February 28,

	2014	2013

Cash flows from operating activities:
Net loss	$(13,957,451)	$(15,147,848)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	32,515	157,668
Provision for bad debt	71,319	(10,000)
Provision for inventory obsolescence	1,070,888	(221,416)
Stock option and warrant employee compensation expense	62,921	2,038,520
Warrant expense	636,538	905,080
Amortization of debt discount	1,079,398	2,418,971
Gain on debt settlement	(203,110)	-
Gain on conversion	-	(113,023)
Shares issued for services	974,726	316,000
(Increase) decrease in:
Accounts receivable	82,639	525,153
Inventory	182,216	441,274
Other current assets	106,888	238,790
Increase (decrease) in:
Accounts payable and accrued expenses	3,929,449	2,335,351
Customer advances	68,043	(44,613)

Net cash used in operating activities	(5,863,019)	(6,160,093)

Cash flows from investing activities:
Purchase of property, plant, and equipment	-	-

(Continued)

The accompanying notes are an integral part of these financial statements

AURA SYSTEMS, INC.

STATEMENTS OF CASH FLOWS (CONTINUED)

For the Years Ended February 28,

	2014	2013

Cash flows from financing activities:
Proceeds from notes payable	1,171,000	3,725,719
Payments on notes payable	(170,000)	(611,000)
Proceeds from notes payable - related party	1,545,000	4,460,000
Payments on notes payable – related party	-	(1,065,040)
Proceeds from convertible notes payable	1,075,000	1,850,000
Payments on convertible notes payable	(306,250)	(3,368,750)
Proceeds from convertible notes payable-related party	2,500,000	-
Net proceeds from issuance of common stock	-	1,252,100

Net cash provided by financing activities	5,814,750	6,243,029

Net increase (decrease) in cash and cash equivalents	(48,269)	82,936
Cash and cash equivalents, beginning of year	89,196	6,260

Cash and cash equivalents, end of year	$40,927	$89,196

Supplemental disclosures of cash flow information:
Interest paid	$103,783	$71,080

Income taxes paid	$-	$-

Supplemental schedule of non-cash financing and investing activities:

During the year ended February 28, 2014, $1,127,002 of notes payable and accrued interest were converted into 2,660,225 shares of common stock, 1,833,333 shares of common stock and 916,666 7-year warrants to purchase our stock with an exercise price of $0.75 were issued to re-price a prior issuance of stock in December 2012,  4,254,250 shares of common stock were issued in exchange for the cancellation of warrants to purchase 5,005,000 shares of  common stock at an exercise price of $0.75 per share which would have expired on September 22, 2016, and 3,562,118 shares of common stock were issued for services valued at $974,726.

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
February 28, 2014

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

Inventories

Inventories are valued at the lower of cost (first-in, first-out) or market, on a standard cost basis.  We review the components of inventory on a regular basis for excess or obsolete inventory based on estimated future usage and sales.  As further described in Note 3, due to historical reasons, we are holding inventories in excess of what we expect to sell in the next fiscal year. As of February 28, 2014 and February 28, 2013, $131,037, and $1,384,141 respectively, of inventories are classified as long-term assets.

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

Valuation of Long-Lived Assets

The Company accounts for the impairment of long-lived assets, such as fixed assets, patents and trademarks, under the provisions of Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 360, “Property, Plant, and Equipment”, which establishes the accounting for impairment of long-lived tangible and intangible assets other than goodwill and for the disposal of a business. Pursuant to FASB ASC 360, we review for impairment when facts or circumstances indicate that the carrying value of long-lived assets to be held and used may not be recoverable. If such facts or circumstances are determined to exist, an estimate of the undiscounted future cash flows produced by the long-lived asset, or the appropriate grouping of assets, is compared to the carrying value to determine whether impairment exists. If an asset is determined to be impaired, the loss is measured based on various valuation techniques, including a discounted value of estimated future cash flows. We report impairment costs as a charge to operations at the time it is recognized. During the years ended February 28, 2014 and February 28, 2013, we determined that there was no impairment of long-lived assets.

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

Shipping and handling expenses

We record all shipping and handling billings to a customer as revenue earned for the goods provided in accordance with FASB ASC 605-45-45-19, “Shipping and Handling Fees and Costs”. We include shipping and handling expenses in selling, general and administrative expense. Shipping and handling expenses amounted to $123,124 and $126,346 for the years ended February 28, 2014 and February 28, 2013, respectively.

Advertising Expense

Advertising costs are charged to expense as incurred and were immaterial for the years ended February 28, 2014 and February 28, 2013.

Research and Development

Research and development costs are expensed as incurred. These costs include the expenses incurred in the development of products such as the 200amp ECU, the TanGen (dual generator), the eight inch generator, the 30 kW unit and the refrigeration system. Additionally, we are exploring the possibility of developing a 125kW system.

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

We have significant income tax net operating losses; however, due to the uncertainty of the realize-ability of the related deferred tax asset and other deferred tax assets, a valuation allowance equal to the amount of deferred tax assets has been established at February 28, 2014 and February 28, 2013.

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

Major Customers

During the year ended February 28, 2014, we conducted business with five major customers whose sales comprised 27.1%, 25.8%, 8.9%, 7.8% and 5.4% of net sales, respectively. As of February 28, 2014, these customers accounted for 97.7% of net accounts receivable. During the year ended February 28, 2013, we conducted business with three major customers whose sales comprised 23.9%, 19.6%, and 15.4% of net sales, respectively. As of February 28, 2013, these customers accounted for 42.4% of net accounts receivable.

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

Reclassifications

Certain reclassifications have been made to the 2013 financial statements to conform to the 2014 presentation.

NOTE 3 – INVENTORIES

Inventories at February 28, 2014 and February 28, 2013 consisted of the following:

	2014	2013

Raw materials	$1,808,556	$1,888,831
Finished goods	1,735,019	1,836,960

	3,543,575	3,725,791
Reserve for potential product obsolescence	(2,334,487)	(1,253,300)
Discount on long term inventory	(78,051)	(88,350)

	1,131,037	2,384,141
Non-current portion	(131,037)	(1,384,141)

Current portion	$1,000,000	$1,000,000

Inventories consist primarily of components and completed units for the Company’s AuraGen® product.

Early in our AuraGen® program, we determined it was most cost-effective to outsource production of components and subassemblies to volume-oriented manufacturers, rather than produce these parts in house. As a result of this decision, and based on then anticipated sales, we purchased, prior to fiscal 2001, a substantial inventory of components at volume prices, most of which was then assembled into finished AuraGen® units. Since sales did not meet such expectations, we have been selling product from this inventory for several years. Management has analyzed its inventories based on its current business plan, current potential orders for future delivery, and pending proposals with prospective customers and has determined we do not expect to realize all of its inventories within the next year. The net inventories as of February 28, 2014 and 2013, which are not expected to be realized within a 12-month period have been reclassified as long term.

We assessed the net realize-ability of these assets, and the potential obsolescence of inventory. In accordance with this assessment, management has recorded a reserve of $2,334,487 and $1,253,300 at February 28, 2014 and February 28, 2013, respectively. Management has also recorded a discount on long term inventory of $78,051 and $88,350 at February 28, 2014 and February 28, 2013, respectively.

NOTE 4 – OTHER CURRENT ASSETS

Other current assets of $100,952 and $235,034 are primarily comprised of vendor advances of $69,497 and $181,910 as of February 28, 2014 and February 28, 2013, respectively.

NOTE 5 – PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment at February 28, 2014 and February 28, 2013 consists of the following:
	2014	2013

Machinery and equipment	$964,111	$964,111
Furniture and fixtures	163,302	163,302
Leasehold improvements	-	485,080
	1,127,413	1,612,493
Less accumulated depreciation and amortization	(1,119,458)	(1,572,023)
Property, plant and equipment, net	$7,955	$40,470

Depreciation and amortization expense was $32,515 and $157,668 for the years ended February 28, 2014 and February 28, 2013, respectively.

NOTE 6 – NOTES PAYABLE

Notes payable consisted of the following:
	February 28, 2014	February 28, 2013

Demand notes payable, at 10% and 16%	$1,559,990	$3,004,990
Convertible Promissory Note dated August 10, 2012, due August 10, 2017, convertible into shares of our common stock at a price of $0.76 per share. The note carries an interest rate of 7% with interest only payments due on the 10th of each month with the principal payment due on the maturity date.	786,198	724,056
Convertible Promissory Note dated October 2, 2012, due October 2, 2017, convertible into shares of our common stock at a price of $0.76 per share. The note carries an interest rate of 7% with interest only payments due on the 2nd of each month with the principal payment due on the maturity date.	401,399	373,882
Convertible Promissory Note dated November 2, 2012, due January 4, 2013, convertible into shares of our common stock at a price of $0.76 per share. The note carries an interest rate of 7% with interest only payments due on the 2nd of each month with the principal payment due on the maturity date.	-	350,000
Senior secured convertible note dated September 23, 2011, due March 23, 2013, with 12 monthly payments commencing April 23, 2012 of $306,250 per month. The notes have a stated interest rate of 0%, with prepaid interest of $175,000. Balance net of Beneficial Conversion Feature	-	153,508
Senior secured convertible notes dated May 7, 2013, due June 15, 2013, convertible into shares of our common stock at a price of $0.75 per share. The notes carry an interest rate of 12% with interest due on the last day of the month. If the note is not repaid by the due date, the interest rate increases to 16%.	2,261,643	-
Senior secured convertible notes dated June 20, 2013, due June 20, 2014, convertible into shares of our common stock at a price of $0.75 per share. The notes carry an interest rate of 16% with interest due on the last day of the month. If the note is not repaid by the due date, the interest rate increases to 16%.	305,913	-
	5,315,143	4,606,436

Less: Current portion	$4,127,545	$3,508,498

Long-term portion	$1,187,598	$1,097,938

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

Future maturities of notes payable at February 28, 2014 are as follows:

Year Ending February 28,
2014	$ -
2015	-
2016	-
2017	1,187,598
Total	$1,187,598

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

NOTE 7 – RELATED PARTIES TRANSACTIONS

At February 28, 2014, the balance in Notes Payable and accrued interest-related party, current, includes $13,819,960 of unsecured notes payable plus accrued interest of $4,827,502 to a member of our Board of Directors, payable on demand, bearing interest at a rate of 10% per annum. During the years ended February 28, 2014 and February 28, 2013, interest amounting to $1,381,996 and $1,307,763 respectively, was incurred on these notes. The balance also includes $82,000 of unsecured notes payable plus accrued interest of $7,377 to our CEO pursuant to a demand note entered into on April 5, 2013 and two unsecured notes payable to another member of our Board of Directors in the total amount of $963,000 plus accrued interest of $30,518 pursuant to 10% demand notes payable.

At February 28, 2014, the balance in Convertible note payable and accrued interest-related party, long term, includes $2,005,601 of secured convertible notes payable net of discounts of $494,399 plus accrued interest of $170,403 to another member of our Board of Directors. The Company also issued the following stock and warrants to this board member: 1,833,333 shares of our common stock and 916,666 7 year warrants with an exercise price of $0.75 as a re-pricing of a previous issuance made in December 2012, 1,266,667 shares of our common stock and 1,000,000 7- year warrants with an exercise price of $0.75 for failure to repay a $500,000 note when due, 700,000 shares of our common stock and 700,000 7-year warrants with an exercise price of $0.75 for issuing a $350,000 letter of credit on Aura’s behalf,  500,000 shares of our common stock and 800,000 7- year warrants with an exercise price of $0.75 for joining Aura’s Board of Directors, 5,000,000 7- year warrants attached to the $2,500,000 convertible note which includes the unpaid $500,000 note referred to above, and 500,000 shares of our common stock as a consulting fee. The company retains the daughter of a 5% shareholder as its’ corporate attorney. As of January 2013 this has been at a monthly fixed fee of $30,000 per month plus expenses.

NOTE 8 - ACCRUED EXPENSES

Accrued expenses at February 28, 2014 and February 28, 2013 consisted of the following:
	2014	2013

Accrued payroll and related expenses	$2,729,944	$1,564,496
Accrued rent	198,111	-
Accrued interest	456,801	30,867
Other	1,079	6,377
Total	$3,385,937	$1,601,740

Accrued payroll and related expenses consists primarily of salaries accrued but not paid to certain employees due to our lack of financial resources. At February 28, 2014 and February 28, 2013, these amounts total $927,984 and $524,989, respectively. Also included in this amount is accrued vacation expense of $418,131 and $411,667 at February 28, 2014 and February 28, 2013 respectively.

NOTE 9 - COMMITMENTS & CONTINGENCIES

Leases

In September, 2013, we entered into lease for a facility of approximately 69,000 square feet. The lease is for a term of seven years, has an option to extend for five years, and carries an initial base rent of $46,871.72. In accordance with the terms of the lease, the Company is responsible for common area charges. Rent expense charged to operations amounted to $681,134 and $544,110 for the years ended February 28, 2014 and February 28, 2013, respectively.

Contingencies
From time to time, we may be subject to various claims and legal actions arising in the ordinary course of business.

NOTE 10 - STOCKHOLDERS' DEFICIT

Common Stock
At February 28, 2014 and February 28, 2013, we had 150,000,000 shares of $0.0001 par value common stock authorized for issuance, respectively. During the years ended February 28, 2014 and February 28, 2013, we issued 12,309,926 and 4,661,904 shares of common stock, respectively.

During the year ended February 28, 2014, $1,127,002 of notes payable and accrued interest were converted into 2,660,225 shares of common stock; 1,833,333 shares of common stock and 916,666 7-year warrants to purchase our stock with an exercise price of $0.75 were issued to re-price a prior issuance of stock in December 2012,; 4,254,250 shares of common stock were issued in exchange for the cancellation of warrants to purchase 5,005,000 shares of  common stock at an exercise price of $0.75 per share which would have expired on September 22, 2016,; and 3,562,118 shares of common stock were issued for services valued at $974,726.

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

During the year ended February 28, 2014, the Company granted 240,333 options to certain employees.  These options vest immediately, have an exercise price of $.75, and have a seven year life.  The grant date fair value of these options amounted to $19,589 which was calculated using the Black-Scholes option pricing model with the following assumptions:  risk free rate of return of 1.26%, volatility of 76.06%, a dividend yield of 0%, and an expected life of 7 years.

The Company incurred stock options related expenses of $62,921 and $911,730, during the years ended February 28, 2014 and February 28, 2013, respectively.

Activity in this plan is as follows:
	2006 Plan
	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Number of Options
Outstanding, February 28, 2012	$0.75-$1.00	$0.00	6,268,500
Granted	$0.75		2,590,500
Cancelled	$0.75		(311,000)
Outstanding, February 28, 2013	$0.75-$1.00	$0.00	8,548,000
Granted	$0.75		240,333
Cancelled	$0.75		(186,000)
Outstanding, February 28, 2014	$0.75-$1.00	$0.00	8,602,333

The exercise prices for the options outstanding at February 28, 2014, and information relating to these options is as follows:

Options Outstanding				Exercisable Options
Range of Exercise Price	Number	Weighted Average Remaining Life	Weighted Average Exercise Price	Weighted Average Remaining Life	Number	Weighted Average Exercise Price
$0.75-$1.00	8,602,333	5.9 years	$0.76	6.0 years	8,235,666	$0.76

The weighted average fair values of the options on the date of grant for the year ended February 28, 2014 and February 28, 2013 were $0.08 per share and $0.31 per share, respectively.

A summary of the status of the Company’s non-vested shares as of February 28, 2014, and changes during the year ended February 28, 2014, is presented below:

Non-vested Shares	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at February 28, 2013	500,000	$0.38
Granted	240,333	$0.08
Vested	(373,666)	$0.31

Non-vested at February 28, 2014	366,667	$0.38

As of February 28, 2014, there was $57,781 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.50 years.

Warrants

Activity in issued and outstanding warrants is as follows:
	Number of Shares	Exercise Prices
Outstanding, February 28, 2013	38,783,290	$0.75-$3.00
Granted	14,895,430	$0.75
Expired	(5,175,000)	$1.00-$3.00
Outstanding, February 28, 2014	48,503,720	$0.75-$2.00

The grant date fair value of the warrant issued during February 28,2014 amounted to $2,121,076 which was calculated using the Black-Scholes option pricing model with the following assumptions:  risk free rates of return range from 1.26% - 2.29%, volatilities of 74.16% - 83.76%, a dividend yield of 0%, and an expected life of 7 years.

The exercise prices for the warrants outstanding at February 28, 2014, and information relating to these warrants is as follows:
Range of Exercise Prices	Stock Warrants Outstanding	Stock Warrants Exercisable	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price of Warrants Outstanding	Weighted-Average Exercise Price of Warrants Exercisable	Intrinsic Value
$0.75	3,368,762	3,368,762	74 months	$0.75	$0.75	$0.00
$0.75	11,526,668	11,526,668	60 months	$0.75	$0.75	$0.00
$0.75-$1.00	8,756,942	8,756,942	65 months	$0.81	$0.81	$0.00
$0.75-$1.00	1,220,000	1,220,000	32 months	$1.03	$1.03	$0.00
$1.00	16,722,787	16,722,787	30 months	$1.00	$1.00	$0.00
$1.50	155,000	155,000	25 months	$1.50	$1.50	$0.00
$0.75-1.50	1,109,198	1,109,198	22 months	$1.17	$1.17	$0.00
$1.50	156,000	156,000	18 months	$1.50	$1.50	$0.00
$1.50	704,000	704,000	17 months	$1.50	$1.50	$0.00
$1.50	350,642	350,642	14 months	$1.50	$1.50	$0.00
$0.75-$2.00	58,000	58,000	10 months	$1.78	$1.78	$0.00
$2.00	725,721	725,721	7 months	$2.00	$2.00	$0.00
$0.75-2.00	3,650,000	3,650,000	4 months	$1.03	$1.03	$0.00
	48,503,720	48,503,720

NOTE 11 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  During the years ended February 28, 2014 and February 28, 2013, the Company incurred losses of $13,957,451 and $15,147,848, respectively and had negative cash flows from operating activities of $5,863,019 and $6,160,093, respectively.

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

NOTE 12- INCOME TAXES

The Company did not record any income tax expense due to the net loss during the years ended February 28, 2014 and February 28, 2013. The actual tax benefit differs from the expected tax benefit computed by applying the combined United States corporate tax rate and the State of California tax rate of 40% to loss before income taxes as follows for the years ended February 28, 2014 and February 28, 2013:

		2014	2013
Current:	$		$
Federal		-		-
State		800		800

Total		800		800

Deferred
Federal		-		-
State		-		-

Total		-		-
Total Income Tax Provision
		$800		$800

The provision for income tax is included with other expense in the accompanying consolidated financial statements.

	2014	2013

Expected tax benefit	34.0%	34.0%
State income taxes, net of federal benefit	6.0	6.0
Changes in valuation allowance	(40.0)	(40.0)
Total	-%	- %

The following table summarizes the significant components of our deferred tax asset at February 28, 2014 and February 28, 2013:

	2014	2013
Deferred tax asset
Primarily relating to net operating loss carry-forwards, but also reserves for inventory and accounts receivable, stock-based compensation and other	116,000,000	$119,000,000
Valuation allowance	(116,000,000)	(119,000,000)
Net deferred tax asset	$-	$-

We recorded an allowance of 100% for deferred tax assets due to the uncertainty of its realization.

At February 28, 2014, we had operating loss carry-forwards of approximately $343,000,000 for federal purposes, which expire through 2034, and $26,000,000 for state purposes, which expire through 2019.

We follow FASB ASC 740 related to uncertain tax positions. Under FASB ASC 740, the impact of an uncertain tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. At February 28, 2014 and February 28, 2013, we have no unrecognized tax benefits.

Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of February 28, 2014 and February 28, 2013, we have no accrued interest and penalties related to uncertain tax positions.

We are subject to taxation in the U.S. and California. Our tax years for 2009 and forward are subject to examination by our tax authorities. We are not currently under examination by any tax authority.

NOTE 13 - EMPLOYEE BENEFIT PLANS

We sponsor two employee benefit plans: The Employee Stock Ownership Plan (the "ESOP") and a 401(k) plan.

The ESOP is a qualified discretionary employee stock ownership plan that covers substantially all employees. We did not make any contributions to the ESOP during the years ended February 28, 2014 and February 28, 2013, respectively.

We sponsor a voluntary, defined contribution 401(k) plan. The plan provides for salary reduction contributions by employees and matching contributions by us of 100% of the first 4% of the employees' pre-tax contributions. The matching contributions included in expense were $73,804 and $77,960 for the years ended February 28, 2014 and February 28, 2013, respectively.

NOTE 14 - SEGMENT INFORMATION

We are a United States based company providing advanced technology products to various industries. The principal markets for our products are North America, Europe, and Asia.  All of our operating long-lived assets are located in the United States. We operate in one segment.

Total net revenues from customer geographical segments are as follows for the years ended February 28, 2014 and February 28, 2013:

	2014	2013

United States	$1,465,909	$1,806,141
Canada	149,097	117,086
Europe	1,273	109,283
Other	12,005	30,109
Asia	708,942	654,827
Total	$2,337,226	$2,717,446