Form 10-Q
period 2014-05-31
AURA SYSTEMS INC
filed 2014-07-15
CIK 826253

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended.................................................May 31, 2014
OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from..........................to.............................

AURA SYSTEMS, INC.
(Exact name of Registrant as specified in its charter)

Delaware	95-4106894
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

4000 Redondo Beach Ave., Suite 100
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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Class	Outstanding July 8, 2014

Common Stock, par value $0.0001 per share	109,049,032 shares

AURA SYSTEMS, INC.

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AURA SYSTEMS, INC.
BALANCE SHEETS
(Unaudited)

	As of May 31, 2014	As of Februay 28, 2014
ASSETS
Current assets:
Cash and cash equivalents	$100,543	$40,927
Accounts receivable, net of allowance for doubtful accounts of $50,000 at May 31 and February 28, 2014, respectively	162,590	125,593
Inventory - current	1,000,000	1,000,000
Other current assets	111,014	100,952
Total current assets	1,374,147	1,267,472

Deposits	96,638	89,138
Property, plant, and equipment, net	3,963	7,955
Inventory, non-current, net of allowance for obsolete inventory of $2,316,251and $2,412,538 at May 31 and February 28, 2014, respectively	136,669	131,037

Total assets	$1,611,417	$1,495,601

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$1,478,798	$2,077,513
Accrued expenses	3,193,130	3,385,937
Customer advances	335,905	80,641
Notes payable	1,629,990	1,559,990
Convertible notes payable, net of discount	2,717,519	2,567,556
Notes payable and accrued interest- related party	20,502,579	19,730,372

Total current liabilities	29,857,921	29,402,009

Convertible note payable, net of discount	1,210,015	1,187,598
Convertible note payable and accrued interest-related party, net of discount	2,270,733	2,176,005

Total liabilities	33,338,669	32,765,612

Stockholders' deficit:
Common stock, $0.0001 par value; 150,000,000 shares authorized at May 31 and February 28, 2014; 109,049,032 and 88,914,499 issued and outstanding at May 31 and February 28, 2014, respectively	10,905	8,891
Additional paid-in capital	406,783,298	403,234,261
Accumulated deficit	(438,521,455)	(434,513,163)

Total stockholders' deficit	(31,727,252)	(31,270,011)

Total liabilities and stockholders' deficit	$1,611,417	$1,495,601

See accompanying notes to these unaudited financial statements.

AURA SYSTEMS, INC.
 STATEMENTS OF OPERATIONS
FOR THREE MONTHS ENDED MAY 31, 2014 AND 2013
(Unaudited)

	May 31,
	2014	2013
Net Revenues	$449,972	$808,526
Cost of goods sold	210,059	320,220
Gross Profit	239,913	488,306

Operating expenses:
Engineering, research and development expenses	304,003	398,798
Selling, general and administrative expenses	3,124,346	2,565,170
Total operating expenses	3,428,349	2,963,968

Loss from operations	(3,188,436)	(2,475,662)

Other (income) and expense:
Interest expense, net	825,436	716,298
Other income, net	(5,580)	(212,717)
Total other (income) expense	819,856	503,581

Net Loss	$(4,008,292)	$(2,979,243)

Total basic and diluted loss per share	$(0.04)	$(0.04)
Weighted average shares used to compute basic and diluted loss per share	105,140,462	77,521,286

*Basic and diluted weighted average number of shares are equivalent since the effect of potential dilutive securities is anti-dilutive.

See accompanying notes to these unaudited  financial statements.

AURA SYSTEMS, INC.
 STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MAY 31, 2014 AND 2013
(Unaudited)

	2014		2013
Cash flow from operating activities:
Net Loss	$	(4,008,292)	$	(2,979,243)
Adjustments to reconcile Net loss to net cash used in operating activities
Depreciation Expense		3,992		19,110
Debt discount		-		(753,798)
Amortization of debt discount		214,073		224,723
Gain on conversion		-		(203,110)
Stock issued for services		420,000		297,725
Provision for inventory obsolescence		(92,825)		(43,088)
Stock options and warrants expense		1,397,597		901,195
(Increase) decrease in: Accounts receivable		(36,997)		(110,396)
Inventory		87,193		170,631
Other current assets and deposit		(17,562)		47,164
Increase (decrease) in:
Accounts payable, customer deposit and accrued expenses		(111,016)		777,765
Net cash used in operations		(2,143,837)		(1,651,320)

Financing activities:
Proceeds from warrant exercise		1,733,453		-
Proceeds from notes payable-net		70,000		955,000
Proceeds from convertible notes payable		-		845,700
Payments on convertible notes payable		-		(306,250)
Proceeds from notes payable-related party, net		400,000		82,000

Net cash provided by financing activities:		2,203,453		1,576,450

Net increase (decrease) in cash & cash equivalents		59,616		(74,870)

Cash and cash equivalents at beginning of period		40,927		89,196

Cash and cash equivalents at end of period		$100,543		$14,326
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest		$-		$45,031
Income taxes		-		-

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

See accompanying notes to these unaudited financial statements.

AURA SYSTEMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - ACCOUNTING POLICIES

Accounting principles

In the opinion of management, the accompanying balance sheets and related interim statements of income and comprehensive income, and cash flows include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the Company’s 2014 Form 10-K filed on June 16, 2014 with the U.S. Securities and Exchange Commission.

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

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  During the three months ended May 31, 2014 and May 31, 2013, the Company incurred losses of $4,008,292 and $2,979,243, respectively and had negative cash flows from operating activities of $2,143,837 and $1,651,320, respectively.

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

NOTE 3 – INVENTORIES

Inventories, stated at the lower of cost (first in first out), or market consisted of the following:

	May 31, 2014	February 28, 2014

Raw materials	$1,856,082	$1,808,556
Finished goods	1,596,838	1,735,019

	3,452,920	3,543,575
Reserve for potential product obsolescence	(2,307,527)	(2,334,487)
Discount on long term inventory	(8,724)	(78,051)

	1,136,669	1,131,037
Non-current portion	(136,669)	(131,037

Current portion	$1,000,000	$1,000,000

We assessed the net realize-ability and the related potential obsolescence of inventory. In accordance with this assessment, management has recorded a reserve of $2,307,527 and $2,334,487 as of May 31, 2014 and February 28,

2014, respectively. Management has also recorded a discount on long term inventory of $8,724 and $78,051 as of May 31, 2014 and February 28, 2014, respectively.

NOTE 4 – OTHER CURRENT ASSETS

Other assets of $111,014 and $100,952 are primarily comprised of vendor advances of $70,463 and $69,497 as of May 31, 2014 and February 28, 2014.

NOTE 5 – PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consisted of the following:

	May 31, 2014	February 28, 2014

Machinery and equipment	$964,111	$964,111
Furniture and fixtures	163,302	163,302
	1,127,413	1,127,413
Less accumulated depreciation	(1,123,450)	(1,119,458)
Property, plant and equipment, net	$3,963	$7,955

Depreciation expense was $3,992 and $19,110 for the three months ended May 31, 2014 and May 31, 2013, respectively.

NOTE 6 – NOTES PAYABLE

Notes payable consisted of the following:

	May 31, 2014	February 28, 2014

Demand notes payable, at 10% and 16%	$1,629,990	$1,559,990
Convertible Promissory Note dated August 10, 2012, due August 10, 2017, convertible into shares of our common stock at a price of $0.76 per share. The note carries an interest rate of 7% with interest only payments due on the 10th of each month with the principal payment due on the maturity date.	801,736	786,198
Convertible Promissory Note dated October 2, 2012, due October 2, 2017, convertible into shares of our common stock at a price of $0.76 per share. The note carries an interest rate of 7% with interest only payments due on the 2nd of each month with the principal payment due on the maturity date.	408,279	401,399
Senior secured convertible notes dated May 7, 2013, due June 15, 2013, convertible into shares of our common stock at a price of $0.75 per share. The notes carry an interest rate of 12% with interest due on the last day of the month. If the note is not repaid by the due date, the interest rate increases to 16%.	2,395,700	2,261,643
Senior secured convertible notes dated June 20, 2013, due June 20, 2014, convertible into shares of our common stock at a price of $0.75 per share. The notes carry an interest rate of 16% with interest due on the last day of the month. If the note is not repaid by the due date, the interest rate increases to 16%.	321,819	305,913
	5,557,524	5,315,143

Less: Current portion	$4,347,509	$4,127,545

Long-term portion	$1,210,015	$1,187,598

CONVERTIBLE DEBT

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

Future maturities of notes payable at May 31, 2014 are as follows:

Year Ending February 28,
2015	$-
2016	-
2017	1,210,015
Total	$1,210,015

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

NOTE 7 - ACCRUED EXPENSES

Accrued expenses consisted of the following:

	May 31, 2014	February 28, 2014

Accrued payroll and related expenses	$2,345,331	$2,729,944
Accrued rent	205,354	198,111
Accrued interest	642,445	456,801
Other	-	1,079
Total	$3,193,130	$3,385,937

Accrued payroll and related expenses consisted primarily of salaries accrued but not paid to certain employees. As of May 31, 2014 and February 28, 2014, these amounts total $1,911,381 and $2,113,061, respectively. Also included in this amount is accrued vacation expense of $433,950 and $418,131 at May 31, 2014 and February 28, 2014, respectively.

NOTE 8–SHAREHOLDERS’ EQUITY

Common Stock

During the three months ended May 31, 2014, we issued 2,800,000 shares of Common Stock for services rendered valued at $420,000 and we issued 17,334,533 shares of common stock upon the exercise of warrants for proceeds of $1,773,453.

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

Employee Stock Options

During the three months ended May 31, 2014, there were no stock options granted to employees.

In September, 2006, our Board of Directors adopted the 2006 Employee Stock Option Plan. Activity in this plan is as follows:

	2006 Plan

	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Number of Options

Outstanding, February 28, 2014	$0.75-$1.00	$0.00	8,602,333
Cancelled	$0.75		52,000
Granted	-		-
Outstanding, May 31, 2014	$0.75-$1.00	$0.00	8,550,333

The exercise prices for the options outstanding at May 31, 2014, and information relating to these options is as follows:

Options Outstanding				Exercisable Options
Range of Exercise Price	Number	Weighted Average Remaining Life	Weighted Average Exercise Price	Weighted Average Remaining Life	Number	Weighted Average Exercise Price
$0.75-$1.00	8,550,333	5.65 years	$0.79	5.75 years	8,183,666	$0.79

Warrants

Activity in issued and outstanding warrants is as follows:

	Number of Shares	Exercise Prices
Outstanding, February 28, 2014	48,503,720	$0.75-$2.00
Granted	-	-
Exercised	(17,334,540)	$0.10
Cancelled	(217,830)	$0.75
Outstanding, May 31, 2014	30,951,350	$0.75-$2.00

The exercise prices for the warrants outstanding at May 31, 2014, and information relating to these warrants is as follows:

Range of Exercise Prices	Stock Warrants Outstanding	Stock Warrants Exercisable	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price of Warrants Outstanding	Weighted-Average Exercise Price of Warrants Exercisable	Intrinsic Value
$0.75	1,082,734	1,082,734	81 months	$0.75	$0.75	$0.00
$0.75	1,000,000	1,000,000	71 months	$0.75	$0.75	$0.00
$0.75-$1.00	5,990,275	5,990,275	66 months	$0.77	$0.77	$0.00
$1.00-$1.25	995,000	995,000	28months	$1.04	$1.04	$0.00
$1.00	16,422,787	16,422,787	27 months	$1.00	$1.00	$0.00
$1.50	105,000	105,000	22 months	$1.50	$1.50	$0.00
$0.75-1.50	909,198	909,198	19 months	$1.14	$1.14	$0.00
$1.50	156,000	156,000	15 months	$1.50	$1.50	$0.00
$1.50	704,000	704,000	14 months	$1.50	$1.50	$0.00
$1.50	350,642	350,642	11 months	$1.50	$1.50	$0.00
$2.00	235,714	235,714	5 months	$2.00	$2.00	$0.00
$0.75-1.50	3,000,000	3,000,000	1 months	$1.00	$1.00	$0.00

	30,951,350	30,951,350

NOTE 9 –INCOME TAXES

Our effective tax rates were approximately 0.0% for the three months ended May 31, 2014 and 2013. Our effective tax rate was lower than the U.S. federal statutory rate primarily due to the fact that we record a full valuation allowance against our deferred tax assets, which is primarily comprised of net operating losses.

NOTE 10 - SEGMENT INFORMATION

We are a United States based company providing advanced technology products to various industries. The principal markets for our products are North America, Europe, and Asia.  All of our operating long-lived assets are located in the United States. We operate in one segment.

Total net revenues from customer geographical segments are as follows for the three months ended May 31, 2014 and 2013:

	2014	2013

United States	$268,303	$616,227
Canada	32,470	48,060
Europe	31,546	4,136
Asia	65,548	131,353
Other	52,105	8,750
Total	$449,972	$808,526

NOTE 11 – SIGNIFICANT CUSTOMERS

Concentration Risk

In the three months ended May 31, 2014, we sold AuraGen related products to two significant customers whose sales comprised 29% and 15% of net sales, respectively. Net accounts receivable from these customers at May 31, 2014 were $21,154 and $6,644 respectively. These customers are not related to or affiliated with us. In the three months ended May 31, 2013, we sold AuraGen related products to four significant customers whose sales comprised 32%, 16%, 15% and 13% of net sales, respectively. Net accounts receivable from these customers at May 31, 2013 were $165,280, $0, $90,279, and $47,163 respectively. These customers are not related to or affiliated with us.

NOTE 12 – RELATED PARTIES TRANSACTIONS

At May 31, 2014, the balance in Notes Payable and accrued interest-related party, current, includes $13,819,960 of unsecured notes payable plus accrued interest of $5,171,717 to a member of our Board of Directors, payable on demand, bearing interest at a rate of 10% per annum. During the three months ended May 31, 2014 and May 31, 2013, interest amounting to $346,782 and $346,782 respectively, was incurred on these notes. The balance also includes $82,000 of unsecured notes payable plus accrued interest of $9,434 to our CEO pursuant to a demand note entered into on April 5, 2013 and two unsecured notes payable to another member of our Board of Directors in the total amount of $1,363,000 plus accrued interest of $56,466 pursuant to 10% demand notes payable.

At May 31, 2014, the balance in Convertible note payable and accrued interest-related party, long term, includes $2,047,294 of secured convertible notes payable net of discounts of $452,706 plus accrued interest of $223,439 to another member of our Board of Directors. The company retains the daughter of a 5% shareholder as its’ corporate attorney. Since January 2013 this has been at a fixed fee of $30,000 per month plus expenses.

NOTE 13 – COMMITMENTS

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

For further information regarding these and other risks and uncertainties, we refer you to Part I, Item 1A of our Form 10-K for the fiscal year ended February 28, 2014.

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

Results of Operations

Three months ended May 31, 2014 compared to three months ended May 31, 2013

    Net revenues for the three months ended May 31, 2014 (the “First Quarter FY2015”) decreased $358,554 to $449,972 from $808,526 in the three months ended May 31, 2013 (the “First Quarter FY2014”), a decrease of 44%. The decline is primarily attributable to a decline in sales to three customers. Our customers typically order on an as needed basis and therefore our sales can fluctuate substantially between periods based on our customers’ needs at a given time.

Cost of goods decreased $110,161 (34%) to $210,059 in the First Quarter FY2015 from $320,220 in the First Quarter FY2014 as a result of the decrease in sales noted above. The increase in cost of goods is primarily a result of differences in gross margins between the 8kW and 5kW systems.

Engineering, research and development expenses decreased $94,795 (24%) to $304,003 in the First Quarter FY2015 from $398,798 in the First Quarter FY2014 primarily as a result of a decrease in salary expense due to a reduction in personnel. In the past, we have reduced our expenditures in this area due to our financial situation, but as previously stated we intend to increase our expenditures in this area.

Selling, general and administrative expense increased $559,176 (22%) to $3,124,346 in the First Quarter FY2015 from $2,565,170 in the First Quarter FY2014. The increase is primarily attributable to an increase in non-cash charges of approximately $ 1,250,00 for the re-pricing of previously issued warrants partially offset by a decrease in salary expense due to a reduction is personnel .

 Net interest expense in the First Quarter FY2015 increased $109,138 (15%) to $825,436 from $716,298 in the First Quarter FY2014 due to our increased debt levels.

Our net loss for the First Quarter FY2015 increased $1,029,049 to $4,008,292 from $2,979,243 in the First Quarter FY2014, primarily as a result of the increase in the non-cash charges for the exercise of the re-priced warrants as noted above,  partially offset by the decrease in payroll expense.

Liquidity and Capital Resources

We had cash of approximately $100,000 and $41,000 as of May 31, 2014, and February 28, 2014, respectively.  We had a working capital deficit at May 31, 2014, and February 28, 2014 of $28,483,232 and $28,134,537, respectively. The working capital deficit includes notes payable and accrued interest to related parties of $22,773,312 and $21,906,377 as of May 31 and February 28, 2014, respectively.  As of May 31, 2014, we had accounts receivable, net of allowance for doubtful accounts, of $162,590 compared to $125,593 as of February 28, 2014.

Net cash used in operations for the three months ended May 31, 2014, was $2,143,837, an increase of $492,517 from the comparable period in the prior fiscal year. Net cash provided by financing activities during the three months ended May 31, 2014, was $2,203,453, resulting from net proceeds from notes payable and the exercise of outstanding warrants.

There were no acquisitions of property and equipment in the three months FY 2015 or the three months FY 2014.

Accrued expenses as of May 31, 2014 decreased $192,807 to $3,193,130 from $3,385,937 as of February 28, 2014. Approximately $1,900,000 of accrued expenses is salaries accrued but unpaid to certain employees and ex-employees due to a lack of resources, and approximately $435,000 is accrued but unused vacation time earned by employees.

Net proceeds from the issuance of debt totaled $470,000 in the three months FY 2015, compared with $1,576,450 in the three months FY 2014. Net debt proceeds of $82,000 in the three months of FY2014 were from our CEO, and debt repayments totaling $306,250 were made on the $3.5 million financing completed in the third quarter fiscal 2012. As of June 30, 2014, the total amount owing a board member is $13,819,960 plus accrued interest of approximately $5,200,000. We also owe another Board member a total of $3,410,294, net of discounts of $452,706 plus accrued interest of approximately $280,000. If the Board members were to demand repayment, we do not currently have the resources to make the payments.

The Company had a deficit of $31,727,252 in shareholders’ equity as of May 31, 2014, compared to $31,270,011 as of February 28, 2014.

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

Capital Transactions

During the three months ended May 31, 2014, we issued 2,800,000 shares of Common Stock for services rendered valued at $420,000 and we issued 17,334,533 shares of common stock upon the exercise of warrants for proceeds of $1,773,453.

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

Early in our AuraGen® program, we determined it was most cost-effective to outsource production of components and subassemblies to volume-oriented manufacturers, rather than produce these parts in house. As a result of this decision, and based on then anticipated sales, we purchased, prior to fiscal 2001, a substantial inventory of components at volume prices. Since sales did not meet such expectations, we have been selling product from this inventory for several years. Management has analyzed its inventories based on its current business plan, current potential orders for future delivery, and pending proposals with prospective customers and has determined that we do not expect to realize all of its inventories within the next year. The net inventories as of May 31 and February 28, 2014, which are not expected to be realized within a 12-month period have been reclassified as long term.

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

ITEM 4T.  Controls and Procedure

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit, is recorded, processed, summarized and reported, within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.   Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures and have concluded, as of May 31, 2014, that they were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended May 31, 2014, which have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended May 31, 2014, we issued 2,800,000 shares of Common Stock for services rendered valued at $420,000 and we issued 17,334,533 shares of common stock upon the exercise of warrants for proceeds of $1,773,453.

All of the sales of unregistered securities are believed to be exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 as these offerings were a private placement to a limited number of qualified investors without public solicitation or advertising.

ITEM 6.  Exhibits

10.31	Demand Note dated May 19, 2014 by Aura Systems, Inc. in favor of K.F. Properties in the original principal amount of $400,000
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

Date: July 15, 2014

By:    /s/ Melvin Gagerman

Melvin Gagerman
Chief Financial Officer
(Principal Financial and Accounting Officer
and Duly Authorized Officer)