Form 10-Q
period 2014-08-31
AURA SYSTEMS INC
filed 2014-10-15
CIK 826253

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended.................................................August 31, 2014
OR

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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Class	Outstanding October 10, 2014

Common Stock, par value $0.0001 per share	110,601,032 shares

AURA SYSTEMS, INC.

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AURA SYSTEMS, INC.
BALANCE SHEETS
(Unaudited)

	As of August 31, 2014	As of February 28, 2014
ASSETS
Current assets:
Cash and cash equivalents	$33,950	$40,927
Accounts receivable, net of allowance for doubtful accounts of $50,000 at August 31 and February 28, 2014, respectively	207,948	125,593
Inventory - current	1,000,000	1,000,000
Other current assets	54,943	100,952
Total current assets	1,296,841	1,267,472

Deposits	100,138	89,138
Property, plant, and equipment, net	2,175	7,954
Inventory, non-current, net of allowance for obsolete inventory of $2,284,130 and $2,412,538 at August 31 and February 28, 2014, respectively	54,264	131,037

Total assets	$1,453,418	$1,495,601

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$1,568,076	$2,077,513
Accrued expenses	3,259,282	3,385,937
Customer advances	427,911	80,641
Notes payable	1,679,990	1,559,990
Convertible notes payable, net of discount	2,720,700	2,567,556
Notes payable and accrued interest- related party	22,324,825	19,730,372

Total current liabilities	31,980,784	29,402,009

Convertible note payable, net of discount	1,232,430	1,187,598
Convertible note payable and accrued interest-related party, net of discount	1,862,385	2,176,005

Total liabilities	35,075,599	32,765,612

Stockholders' deficit:
Common stock, $0.0001 par value; 150,000,000 shares authorized at August 31 and February 28, 2014; 110,549,032 and 88,914,499 issued and outstanding at August 31 and February 28, 2014, respectively	11,055	8,891
Additional paid-in capital	408,993,726	403,234,261
Accumulated deficit	(442,626,962)	(434,513,163)

Total stockholders' deficit	(33,622,181)	(31,270,011)

Total liabilities and stockholders' deficit	$1,453,418	$1,495,601

See accompanying notes to these unaudited financial statements.

AURA SYSTEMS, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2014 AND 2013
(Unaudited)

	Three Months		Six Months
	2014	2013	2014 2013
Net Revenues	$510,550	$615,389	$960,522	$1,423,915

Cost of goods sold	295,791	311,735	505,850	631,955

Gross Profit	214,759	303,654	454,672	791,960

Expenses
Engineering, research and development expenses	361,371	304,902	665,374	703,700
Selling, general and administrative expenses	3,132,583	2,274,255	6,256,929	4,839,425
Total costs and expenses	3,493,954	2,579,157	6,922,303	5,543,125

Loss from operations	(3,279,195)	(2,275,503)	(6,467,631)	(4,751,165)

Other (income) and expense
Interest expense, net	826,312	1,455,568	1,651,748	2,171,866
Other (income) expense, net	-	-	(5,580)	(212,717)
Total other (income) expense	826,312	1,455,568	1,646,168	1,959,149
Net Loss	$(4,105,507)	$(3,731,071)	$(8,113,799)	$(6,710,314)

Total basic and diluted loss per share	$(0.04)	$(0.04)	$(0.08)	$(0.08)
Weighted average shares used to compute basic and diluted income (loss) per share	109,847,945	84,722,108	107,494,204	81,121,697

*Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of the dilutive securities is anti-dilutive.

See accompanying notes to these unaudited condensed financial statements.

AURA SYSTEMS, INC.
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED AUGUST 31, 2014 AND 2013
(Unaudited)

	2014	2013
Cash flow from operating activities:
Net Loss	$(8,113,799)	$(6,710,314)
Adjustments to reconcile Net loss to net cash used in operating activities
Depreciation Expense	5,780	24,530
Amortization of debt discount	281,364	455,860
Gain on settlement of debt	-	(203,110)
Stock issued for services	420,000	889,726
Stock option and warrant expense	3,308,176	548,573
Provision for inventory obsolescence	(128,408)	(93,691)
(Increase) decrease in: Accounts receivable	(82,355)	(256,469)
Inventory	205,181	300,782
Other current assets and deposit	35,009	8,463
Increase (decrease) in:
Accounts payable, customer deposit and accrued expenses	556,416	1,116,789
Net cash used in operations	(3,512,636)	(3,918,861)

Financing activities:
Issuance of common stock	2,033,453	-
Proceeds from notes payable	365,000	535,000
Payments on notes payable	(245,000)	(120,000)
Proceeds from convertible notes payable	-	1,170,700
Payments on convertible notes payable	-	(306,250)
Proceeds from notes payable-related party	2,602,206	2,582,000
Payment for notes payable-related party	(750,000)	-
Payment for convertible notes payable-related party	(500,000)	-

Net cash provided by financing activities:	3,505,659	3,861,450

Net increase (decrease) in cash & cash equivalents	(6,977)	(57,411)

Cash and cash equivalents at beginning of period	40,927	89,196

Cash and cash equivalents at end of period	$33,950	$31,785
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	-	$106,842
Income taxes	-	-

Unaudited supplemental disclosure of non-cash investing and financing activities:

During the six months ended August 31, 2014, we issued 2,800,000 shares of Common Stock for services rendered valued at $420,000, 17,334,533 shares of common stock upon the exercise of warrants for proceeds of $1,773,453 and we sold 1,500,000 shares of common stock for proceeds of $300,000.

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

Recently Issued Accounting Pronouncements

In March 2013, the FASB issued guidance on a parent’s accounting for the cumulative translation adjustment upon de-recognition of a subsidiary or group of assets within a foreign entity. This new guidance requires that the parent release any related cumulative translation adjustment into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. The new guidance will be effective for the Company beginning July 1, 2014. The adoption of this standard is not expected to have a material impact on the Company’s financial statements.

Reclassifications

Certain reclassifications have been made to the comparative financial statements to conform to the current period presentation.

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  During the six months ended August 31, 2014 and August 31, 2013, the Company incurred losses of $8,113,799 and $6,710,314, respectively and had negative cash flows from operating activities of $3,512,636 and $3,918,861, respectively.

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

NOTE 3 – INVENTORIES

Inventories, stated at the lower of cost (first in first out), or market consisted of the following:

	August 31, 2014	February 28, 2014

Raw materials	$1,816,773	$1,808,556
Finished goods	1,525,085	1,735,019

	3,341,858	3,543,575
Reserve for potential product obsolescence	(2,287,594)	(2,334,487)
Discount on long term inventory	-	(78,051)

	1,054,264	1,131,037
Non-current portion	-	(131,037)

Current portion	$1,054,264	$1,000,000

We assessed the net realize-ability and the related potential obsolescence of inventory. In accordance with this assessment, management has recorded a reserve of $2,287,594 and $2,334,487 as of August 31, 2014 and February 28, 2014, respectively. Management has also recorded a discount on long term inventory of $0 and $78,051 as of August 31, 2014 and February 28, 2014, respectively.

NOTE 4 – OTHER CURRENT ASSETS

Other assets of $54,943 and $100,952 are primarily comprised of vendor advances of $23,751 and $69,497 as of August 31, 2014 and February 28, 2014.

NOTE 5 – PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consisted of the following:

	August 31, 2014	February 28, 2014

Machinery and equipment	$964,111	$964,111
Furniture and fixtures	163,302	163,302
	1,127,413	1,127,413
Less accumulated depreciation	(1,125,238)	(1,119,458)
Property, plant and equipment, net	$2,175	$7,955

Depreciation expense was $5,780 and $24,531 for the six months ended August 31, 2014 and August 31, 2013, respectively.

NOTE 6 – NOTES PAYABLE

Notes payable consisted of the following:

	August 31, 2014	February 28, 2014

Demand notes payable, at 10% and 16%	$1,679,990	$1,559,990
Convertible Promissory Note dated August 10, 2012, due August 10, 2017, convertible into shares of our common stock at a price of $0.76 per share. The note carries an interest rate of 7% with interest only payments due on the 10th of each month with the principal payment due on the maturity date.	817,272	786,198
Convertible Promissory Note dated October 2, 2012, due October 2, 2017, convertible into shares of our common stock at a price of $0.76 per share. The note carries an interest rate of 7% with interest only payments due on the 2nd of each month with the principal payment due on the maturity date.	415,158	401,399
Senior secured convertible notes dated May 7, 2013, due June 15, 2013, convertible into shares of our common stock at a price of $0.75 per share. The notes carry an interest rate of 12% with interest due on the last day of the month. If the note is not repaid by the due date, the interest rate increases to 16%.	2,395,700	2,261,643
Senior secured convertible notes dated June 20, 2013, due June 20, 2014, convertible into shares of our common stock at a price of $0.75 per share. The notes carry an interest rate of 16% with interest due on the last day of the month. If the note is not repaid by the due date, the interest rate increases to 16%.	325,000	305,913
	5,633,120	5,315,143

Less: Current portion	$4,400,690	$4,127,545

Long-term portion	$1,232,430	$1,187,598

CONVERTIBLE DEBT

On May 7, 2013, the Company transferred 4 notes payable with a total principal value of $1,000,000 together with accrued interest, and consulting fees to a senior secured convertible note with a principal value of $1,087,000 (“new note”) and warrants to Kenmont Capital Partners (the “holder”). The new note has a 1 year maturity date and is convertible into shares of common stock at the conversion price of $0.75 per share, provided, that the Conversion Price shall automatically be reset to $0.50 per share on June 15, 2013 if a Qualified Financing has not occurred on or prior to that date. The warrants entitle the holder to acquire 1,449,333 shares and have an initial exercise price of $0.75 per share, and have a 7 year term. The Company recorded $342,020 as a discount, which is being amortized over the life of the note.

On May 7, 2013, the Company transferred 2 note payables with a total principal value of $550,000 together with accrued interest to a senior secured convertible note with a principal value of $558,700 (“new note”) and warrants to LPD Investments, Ltd. (the “holder”). The new note has a 1 year maturity date and is convertible into shares of common stock at the conversion price of $0.75 per share, provided, that the Conversion Price shall automatically be reset to $0.50 per share on June 15, 2013 if a Qualified Financing has not occurred on or prior to that date. The warrants entitle the holder to acquire 744,933 shares and have an initial exercise price of $0.75 per share, and have a 7 year term. The Company recorded $175,793 as a discount, which is being amortized over the life of the note.

On May 7, 2013, the Company entered into an agreement with an individual (the “holder”) for the sale of $750,000 of secured convertible note payable (the “Note”) and warrants to the holder. The Note has a 1 year maturity date and is convertible into shares of common stock at the conversion price of $0.75 per share, provided, that the Conversion Price shall automatically be reset to $0.50 per share on June 15, 2013 if a Qualified Financing has not occurred on or prior to that date. The warrants entitle the holder to acquire 1,000,000 shares and have an initial exercise price of $0.75 per share, and have a 7 year term. The Company recorded $235,985 as a discount, which is being amortized over the life of the note.

On June 20, 2013, the Company entered into an agreement with four individuals (the “holders”) for the sale of $325,000 of secured convertible notes payable (the “Notes”) and warrants to the holders. The Notes have a 1 year maturity date and are convertible into shares of common stock at the conversion price of $0.50 per share. If the Company receives no less than $5,000,000 in aggregate gross proceeds from the sale of equity securities of the Company in one or series of related transactions after June 20, 2013 (“the Qualified Financing”), the Company shall deliver to each Holder a written offer to issue and sell to or exchange with such Holder such number of securities as is equal to the quotient of (x) the conversion balance of the Note divided by (y) 100% of the purchase price of the primary securities offered to investors pursuant to the Qualified Financing. The warrants entitle the holders to acquire 433,334 shares and have an initial exercise price of $0.75 per share, and have a 7 year term. The Company recorded $63,622 as a discount, which is being amortized over the life of the notes.

On August 19, 2013, the Company entered into an agreement with a member of its Board of Directors for the sale of $2,500,000 of convertible notes payable (the “Notes”) and warrants to the holder. The notes carry a base interest rate of 9.5%, have a 4 year maturity date and are convertible into shares of common stock at the conversion price of $0.50 per share. The warrants entitle the holder to acquire 5,000,000 shares and have an initial exercise price of $0.75 per share and have a 7 year term. The Company recorded $667,118 as a discount, which is being amortized over the life of the note. On June 20, 2013, $500,000 of this note was converted to a demand note payable.

Future maturities of notes payable at August 31, 2014 are as follows:

Year Ending February 28,
2015	$-
2016	-
2017	1,232,430
Total	$1,232,430

7% Convertible Promissory Notes:

On August 10, 2012 the Company entered into an agreement with the individual (the “holder”) for the sale of $1,000,000 of unsecured Convertible Promissory Note (the “Note”) to the holder. The Convertible Promissory Note balance together with all accrued interest thereon shall be due and payable on August 10, 2017 and the annual interest rate is 7% per annum and is due to be repaid 5 years from the closing date.  The Note holder will receive interest on the unpaid principal amount payable monthly in arrears on the tenth day of each calendar month commencing September 10, 2012. Interest shall be computed on the actual number of days elapsed over a 360-day year. The Holder has the right from and after the Date of Issuance, and until any time until the Convertible promissory note is fully paid, to convert any outstanding and unpaid principal portion of the Convertible promissory note into shares of Common Stock. The company recorded $310,723 as a debt discount, which is being amortized over the life of the note.

On October 2, 2012 the Company entered into an agreement with the individual (the “holder”) for the sale of $500,000 of unsecured Convertible Promissory Note (the “Note”) to the holder. The Convertible Promissory Note balance together with all accrued interest thereon shall be due and payable on October 2, 2017 and the annual interest rate is 7% per annum and is due to be repaid 5 years from the closing date.  The Note holder will receive interest on the unpaid principal amount payable monthly in arrears on the second day of each calendar month commencing November 2, 2012. Interest shall be computed on the actual number of days elapsed over a 360-day year. The Holder has the right from and after the Date of Issuance, and until any time until the Convertible promissory note is fully paid, to convert any outstanding and unpaid principal portion of the Convertible promissory note into shares of Common Stock. The company recorded $137,583 as a debt discount, which is being amortized over the life of the note.
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

NOTE 7 - ACCRUED EXPENSES

Accrued expenses consisted of the following:

	August 31, 2014	February 28, 2014

Accrued payroll and related expenses	$2,223,401	$2,729,944
Accrued rent	208,735	198,111
Accrued interest	818,164	456,801
Other	8,982	1,079
Total	$3,259,282	$3,385,937

Accrued payroll and related expenses consisted primarily of salaries accrued but not paid to certain employees. As of August 31, 2014 and February 28, 2014, these amounts total $1,778,172 and $2,113,061, respectively. Also included in this amount is accrued vacation expense of $411,136 and $418,131 at August 31, 2014 and February 28, 2014, respectively.

NOTE 8–SHAREHOLDERS’ EQUITY

Common Stock

During the six months ended August 31, 2014, we issued 2,800,000 shares of Common Stock for services rendered valued at $420,000, 17,334,533 shares of common stock upon the exercise of warrants for proceeds of $1,773,453 and we sold 1,500,000 shares of common stock for proceeds of $300,000.

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

Employee Stock Options

During the six months ended August 31, 2014, there were no stock options granted to employees.

In September, 2006, our Board of Directors adopted the 2006 Employee Stock Option Plan. Activity in this plan is as follows:

	2006 Plan

	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Number of Options

Outstanding, February 28, 2014	$0.75-$1.00	$0.00	8,602,333
Cancelled	$0.75		(825,333)
Granted	-		-
Outstanding, August 31, 2014	$0.75-$1.00	$0.00	7,777,000

The exercise prices for the options outstanding at August 31, 2014, and information relating to these options is as follows:

Options Outstanding				Exercisable Options
Range of Exercise Price	Number	Weighted Average Remaining Life	Weighted Average Exercise Price	Weighted Average Remaining Life	Number	Weighted Average Exercise Price
$0.75-$1.00	7,777,000	5.4 years	$0.79	5.5 years	7,777,000	$0.79

Warrants

Activity in issued and outstanding warrants is as follows:

	Number of Shares	Exercise Prices
Outstanding, February 28, 2014	48,503,720	$0.75-$2.00
Granted	17,731,012	$0.10-$0.75
Exercised	(17,334,540)	$0.10
Cancelled	(11,768,430)	$0.75-$1.50
Outstanding, August 31, 2014	37,131,762	$0.10-$2.00

The grant date fair value of the warrants issued in the six months ended August 31, 2014 amounted to $1,910,579 which was calculated using the Black-Scholes option pricing model with the following assumptions: risk free rates of return of 2.18%, volatility of 80.82%, a dividend yield of 0%, and an expected life of 7 years.

The exercise prices for the warrants outstanding at August 31, 2014, and information relating to these warrants is as follows:

Range of Exercise Prices	Stock Warrants Outstanding	Stock Warrants Exercisable	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price of Warrants Outstanding	Weighted-Average Exercise Price of Warrants Exercisable	Intrinsic Value
$0.10-$0.75	17,731,012	17,731,012	80 months	$0.55	$0.55	$0.00
$0.75	1,082,734	1,082,734	78 months	$0.75	$0.75	$0.00
$0.75	1,000,000	1,000,000	68 months	$0.75	$0.75	$0.00
$0.75-$1.00	5,990,275	5,990,275	63 months	$0.77	$0.77	$0.00
$1.00-$1.25	795,000	795,000	25 months	$1.05	$1.05	$0.00
$1.00	8,272,187	8,272,187	23 months	$1.00	$1.00	$0.00
$1.50	105,000	105,000	19 months	$1.50	$1.50	$0.00
$0.75-1.50	709,198	709,198	16 months	$1.25	$1.25	$0.00
$1.50	156,000	156,000	12 months	$1.50	$1.50	$0.00
$1.50	704,000	704,000	11 months	$1.50	$1.50	$0.00
$1.50	350,642	350,642	8 months	$1.50	$1.50	$0.00
$2.00	235,714	235,714	2 months	$2.00	$2.00	$0.00

	37,131,762	37,131,762

NOTE 9 –INCOME TAXES

Our effective tax rates were approximately 0.0% for the three months ended August 31, 2014 and 2013. Our effective tax rate was lower than the U.S. federal statutory rate primarily due to the fact that we record a full valuation allowance against our deferred tax assets, which is primarily comprised of net operating losses.

NOTE 10 - SEGMENT INFORMATION

We are a United States based company providing advanced technology products to various industries. The principal markets for our products are North America, Europe, and Asia.  All of our operating long-lived assets are located in the United States. We operate in one segment.

Total net revenues from customer geographical segments are as follows for the three months ended August 31, 2014 and 2013:

	2014	2013

United States	$487,455	$1,150,137
Canada	83,117	78,961
Europe	33,526	24,218
Asia	306,559	161,849
Other	49,865	8,750
Total	$960,522	$1,423,915

NOTE 11 – SIGNIFICANT CUSTOMERS

Concentration Risk

In the six months ended August 31, 2014, we sold AuraGen related products to two significant customers whose sales comprised 32% and 21% of net sales, respectively. Net accounts receivable from these customers at August 31, 2014 were $98,567 and $11,366 respectively. These customers are not related to or affiliated with us. In the six months ended August 31, 2013, we sold AuraGen related products to five significant customers whose sales comprised 27.5%, 16.1%, 10.8%, 9.8% and 8.8% of net sales, respectively. Net accounts receivable from these customers at August 31, 2013 were $111,575, $194,250, $22,076, $32,618 and $5,134 respectively. These customers are not related to or affiliated with us.

NOTE 12 – RELATED PARTIES TRANSACTIONS

At August 31, 2014, the balance in Notes Payable and accrued interest-related party, current, includes $13,919,960 of unsecured notes payable plus accrued interest of $5,523,241 to a member of our Board of Directors, payable on demand, bearing interest at a rate of 10% per annum. During the three months ended August 31, 2014 and August 31, 2013, interest amounting to $351,524 and $342,932 respectively, was incurred on these notes. The balance also includes $82,000 of unsecured notes payable plus accrued interest of $11,502 to our CEO pursuant to a demand note entered into on April 5, 2013 and an unsecured note payable to another member of our Board of Directors in the total amount of $2,715,206 plus accrued interest of $54,304 with interest at a rate of 10% per annum.

At August 31, 2014, the balance in Convertible note payable and accrued interest-related party, long term, includes $1,588,989 of secured convertible notes payable net of discounts of $411,011 plus accrued interest of $273,396 to a member of our Board of Directors. The company retains the daughter of a 5% shareholder as its’ corporate attorney. Since January 2013 this has been at a fixed fee of $30,000 per month plus expenses.

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

Our financial statements included in this report have been prepared on the assumption that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, as a result of our losses from operations, there is substantial doubt about our ability to continue as a going concern. Our independent auditors, in their report on the Company’s financial statements for the year ended February 28, 2014 expressed substantial doubt about the Company’s ability to continue as a going concern.   The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from our possible inability to continue as a going concern.

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

Inventory Valuation and Classification

Inventories consist primarily of components and completed units for our AuraGen® product. Inventories are valued at the lower of cost (first-in, first-out) or market. Provision is made for estimated amounts of current inventories that will ultimately become obsolete due to changes in the product itself or vehicle engine types that go out of production. Management believes that existing inventories can, and will, be sold in the future without significant costs to upgrade it to current models and that the valuation of the inventories accurately reflects the realizable values of these assets. The AuraGen® product being sold currently is not technologically different from those in current use. Existing finished goods inventories can be upgraded to the current model with only a small amount of materials and manpower. We make these assessments based on the following factors: i) existing orders, ii) age of the inventory, iii) historical experience and iv) our expectations as to future sales. If expected sales volumes do not materialize, there would be a material impact on our financial statements.

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

Results of Operations

Six months ended August 31, 2014 compared to six months ended August 31, 2013

Net revenues for the six months ended August 31, 2014 (the “Six months FY2015”) decreased $463,393 to $960,522 from $1,423,915 in the six months ended August 31, 2013 (the “Six months FY2014”), a decrease of 33%. The decrease is primarily attributable to decreased sales to four existing customers partially offset by an increase in sales to another customer. These customers are ongoing customers, but do not order on a regular basis. Our customers typically order on an as needed basis and therefore our sales can fluctuate substantially between periods based on our customers’ needs at a given time.

Cost of goods decreased $126,105 (20%) to $505,850 in the Six months FY2015 from $631,955 in the Six months FY2014. The decrease in cost of goods is a result of the decrease in sales for the period combined with the differences in gross margins for the systems sold.

Engineering, research and development expenses decreased $38,326 (5%) to $665,374 in the Six months FY2015 from $703,700 in the Six months FY 2014.  In the past, we have reduced our expenditures in this area due to our financial situation and due to reduced efforts in developments of new configurations.  We expect to be able  to increase our expenditures in this area in the future.

Selling, general and administrative expense increased $1,417,504 (29%) to $6,256,929 in the Six months FY2015 from $4,839,425 in the Six months FY2014. The increase is primarily attributable to non-cash charges of approximately $2,760,000 for warrants issued to replace previously issued and cancelled warrants, and new warrants issued to a board member attached to a note payable, partially offset by a decrease in professional expenses of approximately $500,000 and a decrease in salary expense of approximately $800,000 due to a reduction in the workforce.

 Net interest expense in the Six months FY2015 decreased $520,118 (24%) to $1,651,748 from $2,171,866 in the Six months FY2014 as a result of a reduction in the non-cash amortization of the debt discount, warrant expense and beneficial conversion feature on the notes payable entered into in the prior fiscal year and the decrease in the amortization of the debt discount on the financing completed in the third quarter of FY2012, which was fully repaid in the first quarter of the prior fiscal year. Additionally, the prior year had approximately $470,000 in interest due to penalty issued to a board member and shares issued as compensation for the issuance of a letter of credit by this board member on behalf of the company.

Our net loss for the Six months FY2015 increased $1,403,485 to $8,113,799 from $6,710,314 in the Six months FY2014.

Three months ended August 31, 2014 compared to three months ended August 31, 2013

Net revenues for the three months ended August 31, 2014 (the “Second Quarter FY2015”) decreased $104,839 to $510,550 from $615,389 in the three months ended August 31, 2013 (the “Second Quarter FY2014”), a decrease of 17%. The decrease is primarily attributable to decreased sales to a single customer of approximatley $230,000partially offset by increased sales to two other customers. These customers are ongoing customers, but do not order on a regular basis.

    Cost of goods decreased $15,944 (5%) to $295,791 in the Second Quarter FY2015 from $311,735 in the Second Quarter FY2014. The decrease in cost of goods is primarily a result of the decrease in sales, combined with the differences in gross margins for the systems sold.

Engineering, research and development expenses increased $56,469 (19%) to $361,371 in the Second Quarter FY2015 from $304,902 in the Second Quarter FY 2013.

Selling, general and administrative expense increased $858,328 (38%) to $3,132,583 in the Second Quarter FY2015 from $2,274,255 in the Second Quarter FY2014. The increase is primarily attributable to non-cash charges of approximately $1,600,000 for warrants issued to replace previously issued and cancelled warrants, and new warrants issued to a board member attached to a note payable, partially offset by a decrease in professional expenses of approximately $60,000 and a decrease in salary expense of approximately $400,000 due to a reduction in the workforce.

Net interest expense in the Second Quarter FY2015 decreased $629,256 (43%) to $826,312 from $1,455,568 in the Second Quarter FY2014. as a result of a reduction in the non-cash amortization of the debt discount, warrant expense and beneficial conversion feature on the notes payable entered into in the prior fiscal year. Additionally, the prior year had approximately $470,000 in interest due to penalty issued to a board member and shares issued as compensation for the issuance of a letter of credit by this board member on behalf of the company.

Our net loss for the Second Quarter FY2015 increased $374,436 to $4,105,507 from $3,731,071900 in the Second Quarter FY2014.

Liquidity and Capital Resources

We had cash of approximately $34,000 and $41,000 as of August 31, 2014, and February 28, 2014, respectively.  We had a working capital deficit at August 31, 2014, and February 28, 2014 of $30,629,679 and $28,134,537, respectively. The working capital deficit includes notes payable and accrued interest to related parties of $22,324,825 and $19,730,372 as of August 31 and February 28, 2014, respectively.  As of August 31, 2014, we had accounts receivable, net of allowance for doubtful accounts, of $207,948 compared to $125,593 as of February 28, 2014.

Net cash used in operations for the six months ended August 31, 2014, was $3,512,636, a decrease of $406,225 from the comparable period in the prior fiscal year. Net cash provided by financing activities during the six months ended August 31, 2014, was $3,505,659, resulting from net proceeds from notes payable, the exercise of outstanding warrants and the sale of common stock.

There were no acquisitions of property and equipment in the six months FY 2015 or the six months FY 2014.

Accrued expenses as of August 31, 2014 decreased $126,655 to $3,259,282 from $3,385,937 as of February 28, 2014. Approximately $1,800,000 of accrued expenses is salaries accrued but unpaid to certain employees and ex-employees due to a lack of resources, and approximately $411,000 is accrued but unused vacation time earned by employees.

Net proceeds from the issuance of debt totaled $1,472,206 in the six months FY 2015, compared with $3,861,450 in the six months FY 2014. Net debt proceeds of $82,000 in the three months of FY2014 were from our CEO, and debt repayments totaling $306,250 were made on the $3.5 million financing completed in the third quarter fiscal 2012. As of June 30, 2014, the total amount owing a board member is $13,919,960 plus accrued interest of approximately $5,525,000. We also owe another Board member a total of $4,304,195, net of discounts of $411,011 plus accrued interest of approximately $330,000. If the Board members were to demand repayment, we do not currently have the resources to make the payments.

The Company had a deficit of $33,622,181 in shareholders’ equity as of August 31, 2014, compared to $31,270,011 as of February 28, 2014.

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

Capital Transactions

During the six months ended August 31, 2014, we issued 2,800,000 shares of Common Stock for services rendered valued at $420,000, 17,334,533 shares of common stock upon the exercise of warrants for proceeds of $1,773,453 and we sold 1,500,000 shares of common stock for proceeds of $300,000.

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

ITEM 4T.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit, is recorded, processed, summarized and reported, within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.   Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures and have concluded, as of August 31, 2014, that they were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended August 31, 2014, which have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended August 31, 2014, we issued 2,800,000 shares of Common Stock for services rendered valued at $420,000, 17,334,533 shares of common stock upon the exercise of warrants for proceeds of $1,773,453 and we sold 1,500,000 shares of common stock for proceeds of $300,000.

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

101.XSD  Extension Schema

101.XML Instant Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                  AURA SYSTEMS, INC.

                  (Registrant)

Date:    October 15, 2014

By:    /s/ Melvin Gagerman

Melvin Gagerman

Chief Financial Officer
(Principal Financial and Accounting Officer
and Duly Authorized Officer)