Form 10-Q
period 2014-11-30
AURA SYSTEMS INC
filed 2015-01-16
CIK 826253

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended.................................................November 30, 2014
OR

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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Class	Outstanding January 12, 2015

Common Stock, par value $0.0001 per share	111,901,032 shares

AURA SYSTEMS, INC.

PART I.  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS AURA SYSTEMS, INC.
BALANCE SHEETS(Unaudited)

	As of November, 2014	As of February 28, 2014
ASSETS
Current assets:
Cash and cash equivalents	$14,578	$40,927
Accounts receivable, net of allowance for doubtful accounts of $50,000 at November 30 and February 28, 2014, respectively	57,728	125,593
Inventory - current	1,000,000	1,000,000
Other current assets	31,800	100,952
Total current assets	1,104,106	1,267,472

Deposits	100,139	89,138
Property, plant, and equipment, net	1,022	7,954
Inventory, non-current, net of allowance for obsolete inventory of $2,288,922 and $2,412,538 at November 30 and February 28, 2014, respectively	72,257	131,037

Total assets	$1,277,524	$1,495,601

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$1,953,756	$2,077,513
Accrued expenses	4,048,999	3,385,937
Customer advances	412,431	80,641
Notes payable	1,757,990	1,559,990
Convertible notes payable, net of discount	2,720,700	2,567,556
Notes payable and accrued interest- related party	22,721,038	19,730,372
Convertible note payable and accrued interest-related party, net of discount	1,978,827	-

Total current liabilities	35,593,741	29,402,009

Convertible note payable, net of discount	1,254,845	1,187,598
Convertible note payable and accrued interest-related party, net of discount	-	2,176,005

Total liabilities	36,848,586	32,765,612

Stockholders' deficit:
Common stock, $0.0001 par value; 150,000,000 shares authorized at November 30 and February 28, 2014; 111,901,032 and 88,914,499 issued and outstanding at November 30 and February 28, 2014, respectively	11,190	8,891
Additional paid-in capital	409,153,991	403,234,261
Accumulated deficit	(444,736,243)	(434,513,163)

Total stockholders' deficit	(35,571,062)	(31,270,011)

Total liabilities and stockholders' deficit	$1,277,524	$1,495,601

See accompanying notes to these unaudited financial statements.

AURA SYSTEMS, INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 30, 2014 AND 2013
(Unaudited)

	Three Months		Nine Months
	2014	2013	2014	2013
Net Revenues	$80,929	$852,534	$1,041,451	$2,276,449

Cost of goods sold	14,400	341,503	520,250	973,458

Gross Profit	66,529	511,031	521,201	1,302,991

Expenses
Engineering, research and development expenses	162,831	387,056	828,205	1,090,756
Selling, general and administrative expenses	1,296,215	1,847,365	7,553,144	6,686,790
Total costs and expenses	1,459,046	2,234,422	8,381,349	7,777,546

Loss from operations	(1,392,517)	(1,723,391)	(7,860,148)	(6,474,555)

Other (income) and expense
Interest expense, net	716,764	859,361	2,368,512	3,031,227
Gain on settlement of debt	-	-	-	(203,110)
Other (income) expense, net	-	-	(5,580)	(9,607)
Total other (income) expense	716,764	859,361	2,362,932	2,818,510
Net Loss	$(2,109,281)	$(2,582,751)	$(10,223,080)	$(9,293,065)

Total basic and diluted loss per share	$(0.02)	$(0.03)	$(0.09)	$(0.11)
Weighted average shares used to compute basic and diluted income (loss) per share*	110,962,175	88,414,499	108,646,703	83,517,143

*Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of the dilutive securities is anti-dilutive.

See accompanying notes to these unaudited condensed financial statements.

AURA SYSTEMS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED NOVEMBER 30, 2014 AND 2013
(Unaudited)

	2014	2013
Cash flow from operating activities:
Net Loss	$(10,223,080)	$(9,293,065)
Adjustments to reconcile Net loss to net cash used in operating activities
Depreciation Expense	6,933	28,523
Amortization of debt discount	345,474	725,935
Gain on settlement of debt	-	(203,110)
Stock option and warrant expense	3,308,179	590,239
Stock issued for services	420,000	889,726
Provision for inventory obsolescence	(123,616)	(138,219)
(Increase) decrease in: Accounts receivable	67,865	(293,101)
Inventory	182,396	308,161
Other current assets and deposit	58,151	(47,560)
Increase (decrease) in:
Accounts payable, customer deposit and accrued expenses	2,207,294	2,203,732
Net cash used in operations	(3,750,408)	(5,228,740)

Financing activities:
Issuance of common stock	2,193,852	-
Proceeds from notes payable	423,000	1,171,000
Payments on notes payable	(245,000)	(170,000)
Proceeds from convertible notes payable	-	1,170,700
Payments on convertible notes payable	-	(306,250)
Proceeds from notes payable-related party	2,602,206	3,332,000
Payment for notes payable-related party	(750,000)	-
Payment for convertible notes payable-related party	(500,000)	-

Net cash provided by financing activities:	3,724,059	5,197,450

Net increase(decrease) in cash & cash equivalents	(26,349)	(31,290)

Cash and cash equivalents at beginning of period	40,927	89,196

Cash and cash equivalents at end of period	$14,578	$57,906
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	-	$124,558
Income taxes	-	-

Unaudited supplemental disclosure of non-cash investing and financing activities:

During the Nine months ended November 30, 2014, we issued 2,800,000 shares of Common Stock for services rendered valued at $420,000, 17,334,533 shares of common stock upon the exercise of warrants for proceeds of $1,773,453 and we sold 2,852,000 shares of common stock for proceeds of $460,400.

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

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  During the Nine months ended November 30, 2014 and November 30, 2013, the Company incurred losses of $10,223,080 and $9,293,065, respectively and had negative cash flows from operating activities of $3,770,407 and $5,228,740, respectively.

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

NOTE 3 – INVENTORIES

Inventories, stated at the lower of cost (first in first out), or market consisted of the following:

	November 30, 2014	February 28, 2014

Raw materials	$1,804,896	$1,808,556
Finished goods	1,556,283	1,735,019

	3,361,179	3,543,575
Reserve for potential product obsolescence	(2,287,994)	(2,334,487)
Discount on long term inventory	(928)	(78,051)

	1,072,257	1,131,037
Non-current portion	(72,257)	(131,037)

Current portion	$1,000,000	$1,000,000

We assessed the net realize-ability and the related potential obsolescence of inventory. In accordance with this assessment, management has recorded a reserve of $2,287,994 and $2,334,487 as of November 30, 2014 and February 28, 2014, respectively. Management has also recorded a discount on long term inventory of $928 and $78,051 as of November 30, 2014 and February 28, 2014, respectively.

NOTE 4 – OTHER CURRENT ASSETS

Other assets of $31,800 and $100,952 are primarily comprised of vendor advances of $24,825 and $69,497 as of November 30, 2014 and February 28, 2014.

NOTE 5 – PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consisted of the following:

	November 30, 2014	February 28, 2014

Machinery and equipment	$964,111	$964,111
Furniture and fixtures	163,302	163,302
	1,127,413	1,127,413
Less accumulated depreciation	(1,126,391)	(1,119,458)
Property, plant and equipment, net	$1,022	$7,955

Depreciation expense was $6,933 and $28,523 for the Nine months ended November 30, 2014 and November 30, 2013, respectively.

NOTE 6 – NOTES PAYABLE

Notes payable consisted of the following:

	November 30, 2014	February 28, 2014

Demand notes payable, at 10% and 16%	$1,757,990	$1,559,990
Convertible Promissory Note dated August 10, 2012, due August 10, 2017, convertible into shares of our common stock at a price of $0.76 per share. The note carries an interest rate of 7% with interest only payments due on the 10th of each month with the principal payment due on the maturity date. The Company is currently in default of its interest payment obligation.	832,808	786,198
Convertible Promissory Note dated October 2, 2012, due October 2, 2017, convertible into shares of our common stock at a price of $0.76 per share. The note carries an interest rate of 7% with interest only payments due on the 2nd of each month with the principal payment due on the maturity date. The Company is currently in default of its interest payment obligation.	422,037	401,399
Senior secured convertible notes dated May 7, 2013, due June 15, 2013, convertible into shares of our common stock at a price of $0.75 per share. The notes carry an interest rate of 12% with interest due on the last day of the month. If the note is not repaid by the due date, the interest rate increases to 16%. The notes are currently in default and are accruing interest at the default rate..	2,395,700	2,261,643
Senior secured convertible notes dated June 20, 2013, due June 20, 2014, convertible into shares of our common stock at a price of $0.75 per share. The notes carry an interest rate of 16% with interest due on the last day of the month. If the note is not repaid by the due date, the interest rate increases to 16%. The notes are currently in default and are accruing interest at the default rate.	325,000	305,913
	5,733,535	5,315,143

Less: Current portion	$4,478,690	$4,127,545

Long-term portion	$1,254,845	$1,187,598

CONVERTIBLE DEBT

On May 7, 2013, the Company transferred 4 notes payable with a total principal value of $1,000,000 together with accrued interest, and consulting fees to a senior secured convertible note with a principal value of $1,087,000 (“new note”) and warrants to Kenmont Capital Partners (the “holder”). The new note has a 1 year maturity date and is convertible into shares of common stock at the conversion price of $0.75 per share, provided, that the Conversion Price shall automatically be reset to $0.50 per share on June 15, 2013 if a Qualified Financing has not occurred on or prior to that date. The warrants entitle the holder to acquire 1,449,333 shares and have an initial exercise price of $0.75 per share, and have a 7 year term. The Company recorded $342,020 as a discount, which is being amortized over the life of the note.  The Company is currently in default of its interest payment obligations.

On May 7, 2013, the Company transferred 2 note payables with a total principal value of $550,000 together with accrued interest to a senior secured convertible note with a principal value of $558,700 (“new note”) and warrants to LPD Investments, Ltd. (the “holder”). The new note has a 1 year maturity date and is convertible into shares of common stock at the conversion price of $0.75 per share, provided, that the Conversion Price shall automatically be reset to $0.50 per share on June 15, 2013 if a Qualified Financing has not occurred on or prior to that date. The warrants entitle the holder to acquire 744,933 shares and have an initial exercise price of $0.75 per share, and have a 7 year term. The Company recorded $175,793 as a discount, which is being amortized over the life of the note.  The Company is currently in default of its interst payment obligations.

On May 7, 2013, the Company entered into an agreement with an individual (the “holder”) for the sale of $750,000 of secured convertible note payable (the “Note”) and warrants to the holder. The Note has a 1 year maturity date and is convertible into shares of common stock at the conversion price of $0.75 per share, provided, that the Conversion Price shall automatically be reset to $0.50 per share on June 15, 2013 if a Qualified Financing has not occurred on or prior to that date. The warrants entitle the holder to acquire 1,000,000 shares and have an initial exercise price of $0.75 per share, and have a 7 year term. The Company recorded $235,985 as a discount, which is being amortized over the life of the note.  The note is currently in defalut and is accruing interest at the default rate of 16%.

On June 20, 2013, the Company entered into an agreement with four individuals (the “holders”) for the sale of $325,000 of secured convertible notes payable (the “Notes”) and warrants to the holders. The Notes have a 1 year maturity date and are convertible into shares of common stock at the conversion price of $0.50 per share. If the Company receives no less than $5,000,000 in aggregate gross proceeds from the sale of equity securities of the Company in one or series of related transactions after June 20, 2013 (“the Qualified Financing”), the Company shall deliver to each Holder a written offer to issue and sell to or exchange with such Holder such number of securities as is equal to the quotient of (x) the conversion balance of the Note divided by (y) 100% of the purchase price of the primary securities offered to investors pursuant to the Qualified Financing. The warrants entitle the holders to acquire 433,334 shares and have an initial exercise price of $0.75 per share, and have a 7 year term. The Company recorded $63,622 as a discount, which is being amortized over the life of the notes.  The notes are currently in default and are accruing interest at the default rate.

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

Future maturities of notes payable at November 30, 2014 are as follows:

Year Ending February 28,
2015	$-
2016	-
2017	1,254,845
Total	$1,254,845

7% Convertible Promissory Notes:

On August 10, 2012 the Company entered into an agreement with the individual (the “holder”) for the sale of $1,000,000 of unsecured Convertible Promissory Note (the “Note”) to the holder. The Convertible Promissory Note balance together with all accrued interest thereon shall be due and payable on August 10, 2017 and the annual interest rate is 7% per annum and is due to be repaid 5 years from the closing date.  The Note holder will receive interest on the unpaid principal amount payable monthly in arrears on the tenth day of each calendar month commencing September 10, 2012. Interest shall be computed on the actual number of days elapsed over a 360-day year. The Holder has the right from and after the Date of Issuance, and until any time until the Convertible promissory note is fully paid, to convert any outstanding and unpaid principal portion of the Convertible promissory note into shares of Common Stock. The company recorded $310,723 as a debt discount, which is being amortized over the life of the note.  This note is currently in default of its interest payment obligations.

On October 2, 2012 the Company entered into an agreement with the individual (the “holder”) for the sale of $500,000 of unsecured Convertible Promissory Note (the “Note”) to the holder. The Convertible Promissory Note balance together with all accrued interest thereon shall be due and payable on October 2, 2017 and the annual interest rate is 7% per annum and is due to be repaid 5 years from the closing date.  The Note holder will receive interest on the unpaid principal amount payable monthly in arrears on the second day of each calendar month commencing November 2, 2012. Interest shall be computed on the actual number of days elapsed over a 360-day year. The Holder has the right from and after the Date of Issuance, and until any time until the Convertible promissory note is fully paid, to convert any outstanding and unpaid principal portion of the Convertible promissory note into shares of Common Stock. The company recorded $137,583 as a debt discount, which is being amortized over the life of the note.  This note is currently in default of its interest payment obligations.

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

NOTE 7 - ACCRUED EXPENSES

Accrued expenses consisted of the following:

	November 30, 2014	February 28, 2014

Accrued payroll and related expenses	$2,839,760	$2,729,944
Accrued rent	214,048	198,111
Accrued interest	997,876	456,803
Other	2,685	1,079
Total	$4,048,999	$3,385,937

Accrued payroll and related expenses consisted primarily of salaries accrued but not paid to certain employees. As of November 30, 2014 and February 28, 2014, these amounts total $2,430,918 and $2,113,061, respectively. Also included in this amount is accrued vacation expense of $408,843 and $418,131 at November 30, 2014 and February 28, 2014, respectively.

NOTE 8–SHAREHOLDERS’ EQUITY

Common Stock

During the Nine months ended November 30, 2014, we issued 2,800,000 shares of Common Stock for services rendered valued at $420,000, 17,334,533 shares of common stock upon the exercise of warrants for proceeds of $1,773,453 and we sold 2,852,000 shares of common stock for proceeds of $460,400.

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

Employee Stock Options

During the Nine months ended November 30, 2014, there were no stock options granted to employees.

In September, 2006, our Board of Directors adopted the 2006 Employee Stock Option Plan. Activity in this plan is as follows:

	2006 Plan

	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Number of Options

Outstanding, February 28, 2014	$0.75-$1.00	$0.00	8,602,333
Cancelled	$0.75		(825,333)
Granted	-		-
Outstanding, November 30, 2014	$0.75-$1.00	$0.00	7,777,000

The exercise prices for the options outstanding at November 30, 2014, and information relating to these options is as follows:

Options Outstanding				Exercisable Options
Range of Exercise Price	Number	Weighted Average Remaining Life	Weighted Average Exercise Price	Weighted Average Remaining Life	Number	Weighted Average Exercise Price
$0.75-$1.00	7,777,000	5.4 years	$0.79	5.5 years	7,777,000	$0.79

Warrants

Activity in issued and outstanding warrants is as follows:

	Number of Shares	Exercise Prices
Outstanding, February 28, 2014	48,503,720	$0.75-$2.00
Granted	18,381,012	$0.10-$0.75
Exercised	(17,334,540)	$0.10
Cancelled	(12,004,144)	$0.75-$1.50
Outstanding, November 30, 2014	37,546,048	$0.10-$2.00

The grant date fair value of the warrants issued in the Nine months ended November 30, 2014 amounted to $1,910,579 which was calculated using the Black-Scholes option pricing model with the following assumptions: risk free rates of return of 2.18%, volatility of 80.82%, a dividend yield of 0%, and an expected life of 7 years.

The exercise prices for the warrants outstanding at November 30, 2014, and information relating to these warrants is as follows:

Range of Exercise Prices	Stock Warrants Outstanding	Stock Warrants Exercisable	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price of Warrants Outstanding	Weighted-Average Exercise Price of Warrants Exercisable	Intrinsic Value
$0.10-$0.75	18,381,012	18,381,012	77 months	$0.55	$0.55	$0.00
$0.75	1,082,734	1,082,734	75 months	$0.75	$0.75	$0.00
$0.75	1,000,000	1,000,000	65 months	$0.75	$0.75	$0.00
$0.75-$1.00	5,990,275	5,990,275	60 months	$0.77	$0.77	$0.00
$1.00-$1.25	795,000	795,000	22 months	$1.05	$1.05	$0.00
$1.00	8,272,187	8,272,187	20 months	$1.00	$1.00	$0.00
$1.50	105,000	105,000	16 months	$1.50	$1.50	$0.00
$0.75-1.50	709,198	709,198	13 months	$1.25	$1.25	$0.00
$1.50	156,000	156,000	9 months	$1.50	$1.50	$0.00
$1.50	704,000	704,000	8 months	$1.50	$1.50	$0.00
$1.50	350,642	350,642	5 months	$1.50	$1.50	$0.00

	37,546,048	37,546,048

NOTE 9 –INCOME TAXES

Our effective tax rates were approximately 0.0% for the three months ended November 30, 2014 and 2013. Our effective tax rate was lower than the U.S. federal statutory rate primarily due to the fact that we record a full valuation allowance against our deferred tax assets, which is primarily comprised of net operating losses.

NOTE 10 - SEGMENT INFORMATION

We are a United States based company providing advanced technology products to various industries. The principal markets for our products are North America, Europe, and Asia.  All of our operating long-lived assets are located in the United States. We operate in one segment.

Total net revenues from customer geographical segments are as follows for the three months ended November 30, 2014 and 2013:

	2014	2013

United States	$542,737	$1,150,137
Canada	84,717	78,961
Europe	33,588	24,218
Asia	318,348	161,849
Other	62,061	8,750
Total	$1,041,451	$1,423,915

NOTE 11 – SIGNIFICANT CUSTOMERS

Concentration Risk

In the Nine months ended November 30, 2014, we sold AuraGen related products to three significant customers whose sales comprised 31%, 19% and 7% of net sales, respectively. Net accounts receivable from these customers at November 30, 2014 were $21,514, $0 and $0 respectively. These customers are not related to or affiliated with us. In the Nine Months ended November 30, 2013, we sold AuraGen related products to three significant customers whose sales comprised 27.4%, 24.8% and 10.0% of net sales, respectively. Net accounts receivable from these customers at November 30, 2013 were $173,430, $0 and $194,250 respectively. These customers are not related to or affiliated with us.

NOTE 12 – RELATED PARTIES TRANSACTIONS

At November 30, 2014, the balance in Notes Payable and accrued interest-related party, current, includes $13,919,960 of unsecured notes payable plus accrued interest of $5,868,655 to a member of our Board of Directors, payable on demand, bearing interest at a rate of 10% per annum. During the nine months ended November 30, 2014 and November 30, 2013, interest amounting to $1,043,720 and $1,032,647 respectively, was incurred on these notes. The balance also includes $82,000 of unsecured notes payable plus accrued interest of $13,536 to our CEO pursuant to a demand note entered into on April 5, 2013 and an unsecured note payable to another member of our Board of Directors in the total amount of $2,715,206 plus accrued interest of $121,680 with interest at a rate of 10% per annum.

At November 30, 2014, the balance in Convertible note payable and accrued interest-related party, long term, includes $1,630,684 of secured convertible notes payable net of discounts of $369,316 plus accrued interest of $348,144 to a member of our Board of Directors. The company retains the daughter of a 5% shareholder as its’ corporate attorney. Since January 2013 this has been at a fixed, non-accountable fee of $30,000 per month plus expenses.

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

Results of Operations

Nine months ended November 30, 2014 compared to nine months ended November 30, 2013

Net revenues for the nine months ended November 30, 2014 (the “Nine months FY2015”) decreased $1,234,998 to $1,041,451 from $2,276,449 in the nine months ended November 30, 2013 (the “Nine months FY2014”), a decrease of 54%. The substantial decrease is primarily due to the fact that the Company does not have the financial resources to purchase parts needed to manufacture its' products on a regular basis and has had to furlough many employees due to the inability to meet payroll obligations.

Cost of goods decreased $453,208 (47%) to $520,250 in the Nine months FY2015 from $973,458 in the Nine months FY2014. The decrease in cost of goods is a result of the decrease in sales.

Engineering, research and development expenses decreased $262,551 (24%) to $828,205 in the Nine months FY2015 from $1,090,756 in the Nine months FY 2014.  We have reduced our expenditures in this area due to (i)our financial situation, and (ii) due to reduced efforts in developments of new configurations.

Selling, general and administrative expense increased $866,354 (13%) to $7,553,144 in the Nine months FY2015 from $6,686,790 in the Nine months FY2014. The increase is primarily attributable to non-cash charges of approximately $2,760,000 for warrants issued to replace previously issued and cancelled warrants, and new warrants issued to a board member attached to a note payable, partially offset by a decrease in professional expenses of approximately $500,000 and a decrease in salary expense of approximately $1,000,000 due to a reduction in the workforce.

Net interest expense in the Nine months FY2015 decreased $662,715 (22%) to $2,368,512 from $3,031,227 in the Nine months FY2014 as a result of a reduction in the non-cash amortization of the debt discount, warrant expense and beneficial conversion feature on the notes payable entered into in the prior fiscal year and the decrease in the amortization of the debt discount on the financing completed in the third quarter of FY2012, which was fully repaid in the first quarter of the prior fiscal year. Additionally, the prior year had approximately $470,000 in interest due to a penalty issued by a board member and shares issued as compensation for the issuance of a letter of credit by this board member on behalf of the company.

Our net loss for the Nine months FY2015 increased $930,015 to $10,223,080 from $9,293,065 in the Nine months FY2014.

Three months ended November 30, 2014 compared to three months ended November 30, 2013

Net revenues for the three months ended November 30, 2014 (the “Third Quarter FY2015”) decreased $771,605 to $80,929 from $852,534 in the three months ended November 30, 2013 (the “Third Quarter FY2014”), a decrease of 91%. The substantial decrease is primarily due to the fact that the Company does not have the financial resources to purchase parts needed to manufacture its' products on a regular basis and has had to furlough many employees due to the inability to meet payroll obligations.

Cost of goods decreased $327,103 (96%) to $14,400 in the Third Quarter FY2015 from $341,503 in the Third Quarter FY2014. The decrease in cost of goods is primarily a result of the decrease in sales.

Engineering, research and development expenses decreased $224,225 (58%) to $162,831 in the Third Quarter FY2015 from $387,056 in the Third Quarter FY 2014. We have reduced our expenditures in this area due to (i)our financial situation, and (ii) due to reduced efforts in developments of new configurations.

Selling, general and administrative expense decreased $551,150 (30%) to $1,296,215 in the Third Quarter FY2015 from $1,847,365 in the Third Quarter FY2014. The decrease is primarily attributable to the lack of financial resources we have, which has resulted in the furloughing of a large portion of our workforce due to the inability to fund payroll and payroll related expenses, and the general reduction in operating expenses associated with a minimal level of business activity.

Net interest expense in the Third Quarter FY2015 decreased $142,597 (17%) to $716,764 from $859,361 in the Third Quarter FY2014 as a result of a decrease in the amortization of the debt discount and warrant expense from the previous year.

Our net loss for the Third Quarter FY2015 decreased $473,470 to $2,109,281 from $2,582,751 in the Third Quarter FY2014, primarily as a result of the decrease in gross profit due to the decrease in sales, the decrease in engineering, research and development expenses and the decrease in selling, general and administrative expenses as a result of our lack of resources to fund normal operations.

Liquidity and Capital Resources

We had cash of approximately $14,500 and $41,000 as of November 30, 2014, and February 28, 2014, respectively.  We had a working capital deficit at November 30, 2014, and February 28, 2014 of $34,489,635 and $28,134,537, respectively. The working capital deficit includes notes payable and accrued interest to related parties of $24,699,865 and $19,730,372 as of November 30 and February 28, 2014, respectively.  As of November 30, 2014, we had accounts receivable, net of allowance for doubtful accounts, of $57,728 compared to $125,593 as of February 28, 2014.

Net cash used in operations for the Nine months ended November 30, 2014, was $3,770,407, a decrease of $1,458,333 from the comparable period in the prior fiscal year. Net cash provided by financing activities during the Nine months ended November 30, 2014, was $3,744,058, resulting from net proceeds from notes payable, the exercise of outstanding warrants and the sale of common stock.

There were no acquisitions of property and equipment in the Nine months FY 2015 or the Nine months FY 2014.

Accrued expenses as of November 30, 2014 increased $663,062 to $4,048,999 from $3,385,937 as of February 28, 2014. Approximately $2,450,000 of accrued expenses is salaries accrued but unpaid to certain employees and ex-employees due to a lack of resources, and approximately $409,000 is accrued but unused vacation time earned by employees.

Net proceeds from the issuance of debt totaled $1,550,206 in the Nine months FY 2015, compared with $5,197,450 in the Nine months FY 2014. As of January 10, 2015, the total amount owing a board member is $13,919,960 plus accrued interest of approximately $5,868,655. We also owe another Board member a total of $4,345,890, net of discounts of $369,316 plus accrued interest of approximately $469,824. If the Board members were to demand repayment, we do not currently have the resources to make the payments.

The Company had a deficit of $335,571,062 in shareholders’ equity as of November 30, 2014, compared to $31,270,011 as of February 28, 2014.

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

Capital Transactions

During the quarter ended November 30, 2014, we sold 1,352,000 shares of common stock for proceeds of $160,400.

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

ITEM 4T.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit, is recorded, processed, summarized and reported, within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.   Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures and have concluded, as of November 30, 2014, that they were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended November 30, 2014, which have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the Nine months ended November 30, 2014, we issued 2,800,000 shares of Common Stock for services rendered valued at $420,000, 17,334,533 shares of common stock upon the exercise of warrants for proceeds of $1,773,453 and we sold 2,852,000 shares of common stock for proceeds of $460,400.

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

101.LAB  Exension Label Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                  AURA SYSTEMS, INC.

                  (Registrant)

Date: January 16, 2015

By:    /s/ Melvin Gagerman

Melvin Gagerman

Chief Financial Officer
(Principal Financial and Accounting Officer
and Duly Authorized Officer)