Form 10-K
period 2015-02-28
AURA SYSTEMS INC
filed 2017-09-18
CIK 826253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2015

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from._______________to________________

Commission file number 0-17249

AURA SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware	95-4106894
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10541 Ashdale St.,

Stanton, CA 90680

(Address of principal executive offices, zip code)

Registrant's telephone number, including area code: (310) 643-5300

Former name, former address and former fiscal year, if changed since last report:

4000 Redondo Beach Ave.

Redondo Beach, CA 90278

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

On August 31, 2015 the aggregate market value of the voting stock held by non-affiliates of the Registrant was $5,086,864. The aggregate market value has been computed by reference to the last sale price of the stock on August 31, 2015.

On August 30, 2017, the Registrant had 126,608,391 shares of common stock outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report contains forward-looking statements within the meaning of the federal securities laws. Statements other than statements of historical fact included in this Report, including the statements under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business” and elsewhere in this Report regarding future events or prospects are forward-looking statements. The words “approximates,” “believes,” “forcasts,” “expects,” “anticipates,” “estimates,” “intends,” “plans” “would”, “could,” “should,” “seek,” “may,” or other similar expressions in this Report, as well as other statements regarding matters that are not historical fact, constitute forward-looking statements. We caution investors that any forward-looking statements presented in this Report are based on the beliefs of, assumptions made by, and information currently available to, us. Such statements are based on assumptions and the actual outcome may be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control or ability to predict. Although we believe that our assumptions are reasonable, they are not guarantees of future performance and some may inevitably prove to be incorrect. As a result, our actual future results may differ from our expectations, and those differences may be material. Accordingly, investors should use caution in relying on forward-looking statements to anticipate future results or trends.

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include the following:

●	Our ability to generate positive cash flow from operations;

●	Our ability to obtain additional financing to fund our operations;

●	The impact of economic, political and market conditions on us and our customers;

●	The impact of unfavorable results of legal proceedings;

●	Our exposure to potential liability arising from possible errors and omissions, breach of fiduciary duty, breach of duty of care, waste of corporate assets and/or similar claims that may be asserted against us;

●	Our ability to compete effectively against competitors offering different technologies;

●	Our business development and operating development;

●	Our expectations of growth in demand for our products; and

●	Other risks described under the heading “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.

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

References in this Report to “we”, “us”, “the Company,” “Aura” or “Aura Systems” means Aura Systems, Inc. As used herein, reference to “fiscal 2017” refers to the fiscal year ended February 28, 2017, reference to “fiscal 2016” refers to the fiscal year ended February 29, 2016, reference to “fiscal 2015” refers to the fiscal year ended February 28, 2015, reference to “fiscal 2014” refers to the fiscal year ended February 28, 2014, reference to “fiscal 2013” refers to the fiscal year ended February 28, 2013 and reference to “fiscal 2018” refers to the fiscal year ending February 2018.

PART I

ITEM 1. BUSINESS

Introduction

The Company, a Delaware corporation, was founded in 1987. Prior to experiencing severe financial pressures that started in the second half of 2014 and which are further described below under “—Business Arrangements”, the Company designed, assembled, tested and sold our proprietary and patented Axial Flux induction machine (“AF”) known as the AuraGen® for industrial and commercial applications and the VIPER for military applications. Our patented system when applied as a generator uses the engine of a vehicle or any other prime mover to create mechanical energy and the AuraGen converts the mechanical energy to electric power. Our patented control system is used to deliver such power to the user. When used as an electric motor, our system delivers mechanical power to drive mechanical devices. During the first half of fiscal 2016, the Company significantly reduced operations due to lack of financial resources. During the second half of fiscal 2016 the Company’s operations were completely disrupted when the Company was forced to move from its facilities in Redondo Beach, California to a smaller facility in Stanton, California. Operations during the second half of fiscal 2016 were sporadic. During fiscal 2017, the Company suspended its engineering, manufacturing, sales, and marketing activities to focus on renegotiating numerous financial obligations with several Note holders.

Traditional induction machines are Radial Flux (“RF”) machines and are the workhorse of industry due to their robustness, attractive cost, and easy control. However, they are relatively heavy and bulky. Axial flux induction machines on the other hand, have all of the advantages of the radial flux machines, but with the advantage of higher energy density resulting in smaller, lighter machines with equivalent performance. Unlike permanent magnet (“PM”) machines, induction machines do not use any permanent magnets and therefore the controller can change the magnetic (B) fields since generally the magnetic (B) field is proportionate to the voltage divided by the frequency (V/f). It is generally accepted that for PM machines, as machine size grows, the magnetic losses increase proportionately and partial load efficiency drops. On the other hand, with induction machines, as the machine size grows, magnetic losses do not necessarily grow. Induction drives could offer an advantage when high-performance is desired. The peak efficiency of an induction drive will be somewhat lower than with PM machines, but average efficiency may actually increase.

The history of electric motors reveals that the earliest machines were in fact axial flux machines. However, after the first radial flux machines were demonstrated in the early 1900’s, such machines were accepted as mainstream configuration. The reason for shelving the axial flux machines were multifold and can be summarized as follows: (i) strong axial magnetic attraction force between the stator and the rotor, (ii) fabrication difficulties such as cutting the slots in laminated cores, (iii) high cost involved in manufacturing the laminated stator core, (iv) difficulties in assembling the machine and maintaining a uniform air gap and (v) providing a laminated rotor that can stand the large centrifugal forces. Modern techniques show that all of the historical objections for axial flux machines can be addressed with recent developments in the design of such machines, as well as, the design of the proper manufacturing processes and tooling.

The issue of the strong axial magnetic attraction force between the stator and the rotor was addressed by Aura’s patented approach of using a topology of two stators and a rotor sandwiched between them. This has been disclosed in Aura’s U.S. Patent 5,734,217 (March 1998), which expires in March 2018, and U.S. Patent 6,157,175 (Dec. 2000). In addition to other benefits, the topology is such that the axial forces on the bearings are very small and negligible.

The issues of fabrication difficulties and the high cost involved in manufacturing of the laminated stator cores were resolved years ago by Aura Systems using a technique involving punching the slots while rolling the steel. This approach creates a continuous punched steel ribbon at a cost that is lower than the traditional punched laminates because less material is wasted. The equipment required uses a closed loop control system that controls a precision step-motor and a punching press. Over the past 10 years, we have delivered thousands of units of our induction axial flux machines in the 5-16kW range and have not encountered technical issues that would appear to affect the use of the same techniques in any other size induction axial flux machines.

Many manufacturers of PM axial flux machines, as well as Aura Systems with its induction axial flux machines, have resolved the issues regarding difficulties in assembling the machine and maintaining a uniform air gap. Therefore this is no longer an issue.

Aura Systems Inc. has also developed a cast rotor for the axial flux machine as described in U.S. Patents 5,734,217 and 6,157,175. This rotor does not require any laminates and provides the structural integrity to withstand very large centrifugal forces, while at the same time provides the proper electric and magnetic properties.

As described above, Aura Systems developed the technology and manufacturing processes to overcome the traditional objections to axial flux machines. Once Aura Systems resolved the historical issues relating to the axial flux approach as described above, the next step was to develop a smart control system that provided for a total variable speed solution. A complete power generation system based on Aura’s axial flux generator and Aura’s unique smart controller is disclosed in Aura’s U.S. Patent 6,700,214 (March 2, 2004). Finally, Aura’s U.S. Patent 6,700,802 (March 2, 2004) disclosed a method where power from multi sources can be added to handle sudden power spikes such those that occur when a compressor, motor, pump, etcetera are turned on. In addition, patent 6,700,802 provides a very unique method (bi-directional Power supply) for uninterrupted seamless transition from generator power to battery pack power and back to generator power.

The AuraGen® /VIPER system is composed of three primary subsystems (i) the patented axial flux design alternator, (ii) the electronic control unit (“ECU”) and (iii) mounting kit that is a mechanical interface between the alternator and the prime mover. The architecture of our patented ECU is designed to separate the power generation from the power user, thus creating a flexible system that can support multi voltages simultaneously. The system architecture is based on having a direct current (“DC”) power bus that is used to excite the alternator and also to collect energy from the alternator. The user loads are supported from the power bus and not directly from the alternator. This immediately leads to a load following design where the demand on the alternator at any moment in time is equal to the demanded user load (up to the maximum alternator power capabilities). In addition, the output power is constructed from the power bus with either a PWM based inverter for alternating current (“AC”) output, and/or, a unique patented bi direction power supply (“BDPS”) that acts as a DC to DC converter to provide different DC voltages as an output. The BDPS provides the capability of adding power to the bus from a DC source such as batteries whenever sudden spikes or demands occur. The BDPS also provides the seamless transition to maintain the power bus when the prime mover is turned off (batteries are used to support the power bus).

After a lengthy development period, the Company began commercializing the AuraGen® in late 1999 and early 2000. Our first commercial product was a 5,000-watt 120/240V AC machine, in 2001; we subsequently added an 8,000-watt configuration and also introduced the BDPS that allowed us to provide simultaneously an AC/DC solution. In fiscal 2008, the Company introduced a system that generates up to 16,000-watts of continuous power by combining two 8,000 watts’ systems (dual system) and in fiscal 2010 introduced the TanGen system that combines two 8,000 watts systems on a single output shaft (two rotors on a single shaft). The Company is currently developing a 30,000-watt system consisting of two rotors on a single shaft (each one with 15,000 watts’ capability). As described above, the focus is on mobile power applications and thus requires an interface kit to the prime mover. Many of our applications are such that the AuraGen/VIPER is driven directly from a truck or SUV engine. The Company now has configurations available for more than 90 different engine types, including a majority of models of General Motors and Ford, some Chrysler models and numerous other engine models made by International, Isuzu, Nissan, Hino (Toyota), Mitsubishi, Caterpillar, Detroit Diesel, Cummins, and Freightliner. In addition, the Company has interface kits for numerous model of military HMMWV, as well as other military vehicles. Also, starting in fiscal 2008, the AuraGen/VIPER was installed on a number of U.S. Navy boats and on a number of the U.S. Coast Guard 44 ft. patrol boats. In addition to the usage of the vehicle engine as the prime mover, the Company has also developed numerous Power-Take-Off (“PTO”) interface kits for many different vehicle platforms and is also working with a number of customers on integrating our AuraGen/VIPER power solution with stand-alone engines known as Auxiliary-Power-Unit (“APU”) to be used in emergency rescue and electric vehicle applications.

Since March 2017, the Company has started to reexamine the market and identified key areas upon which to initially focus as the Company plans to restart operations. A key element of our business plan is focused on all-electric transport refrigeration. The market is well understood and both social and economic forces are providing an unprecedented opportunity to gain significant market share. Our immediate focus is on 20-k BTU/hr midsize trucks and the 50-k BTU/hr trailers. The market for new20-k BTU/hr midsize trucks is for approximately 15,000 new trucks per year and a significant retrofit market of the existing over 100,000 operating systems across North America. The market for new 50-k BTU/hr trailers is approximately 40,000 new units per year and also a significant retrofit market for the over 400,000 operating systems in North America. Another key element is the acceptance of our mobile power solution in military applications around the globe. Our near-term focus is marketing efforts in the U.S., South Korea, Israel and China.

Business Arrangements

During the first half of fiscal 2016, the Company significantly reduced operations due to lack of financial resources. During the second half of fiscal 2016 the Company’s operations were disrupted when the Company was forced to move from its facilities in Redondo Beach, California to a smaller facility in Stanton, California. Operations during the second half of fiscal 2016 were sporadic. During fiscal 2017, the Company suspended its engineering, manufacturing, sales, and marketing activities to focus on renegotiating numerous financial obligations. During this time, the Company’s agreements with numerous customers, third party vendors, and organizations and entities material to the operation of the Company business were canceled, delayed or terminated. Based on informal discussions with various customers and vendors, management believes that many of the canceled or terminated agreements could be reinstated once the Company commences operating again. In March 2017, the Company signed a joint venture agreement with a Chinese company to build, service and distribute the AuraGen patented products in China. The Chinese partner owns 51% of the joint venture and the Company owns 49%. The Chinese partner contributed approximately $9.75 million for facility, equipment, and working capital of the joint venture and the Company is required to contribute $250,000. The joint venture is required to purchase the rotor and control software from the Company.

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

Currently the Company has power solutions for three continuous power levels, (a) 5,000 watts AC/DC, (b) 8,000 watts AC/DC and (c) 16,000 watts AC/DC.  All the AC power is pure sine wave with total harmonic distortion of less than 2.1% and is available in 120 VAC and/or 240 VAC and in some application 480 VAC.  In addition, the power generated on all models can be partitioned to provide simultaneous AC and 14 or 28 volts of DC or only DC, if required by the user.  The AuraGen power levels can be generated as the prime mover speed varies from idle to maximum rated speed. The VIPER (the military version of the AuraGen® system) includes as an option a complete power management system which (i) monitors in real time the batteries’ voltage and temperature, (ii) provides a partition of the power between AC and DC simultaneously with the ability to be programmed from all AC to all DC, (iii) monitors the RPM of the generator, (iv) monitors the temperatures of the generator and the ECU, (v) monitors the raw power generated, (vi) monitors both the AC and DC loads as to voltage and current, and (vii) provides programming of load prioritization and load shedding.

Mobile and Remote (not power grid connected) Power Industry

The mobile and remote power generation market is large and growing. There are four basic market segments (i) military, (ii) stationary but remote commercial/industrial, (iii) mobile commercial/industrial, and (iv) hybrid and electric vehicles. The military market place is also divided between mobile and stationary applications.

According to the U.S. Census Bureau, in 2007 the U.S. motor and generator industry, for larger than one horsepower applications, recorded more than $9.5 billion in sales (U.S Census Bureau Industry Statistical Sampler).

We believe that one of the fastest growing segments in the military market place is On-Board-Exportable-Power (OBEP), which is electric power on vehicles that can be used to support other than vehicle functions. The driver for the increased demand for on board power are numerous advance weapon systems as well as increase in C4I functions (command, control, communication, computers and information). Currently, most on board power is provided by APUs that are (i) large fuel users, (ii) bulky, (iii) heavy and (iv) require constant maintenance. Militaries all over the world are seeking more efficient integrated power solutions for their vehicles.

Similar to the military demands, the commercial and industrial markets also require on board power to support modern computers, digital sensors and instruments as well as electrical driven tools. Current automotive alternators cannot supply the existing demanded power and thus the common solution is the use of APUs. These APUs are environmentally unfriendly, substantial users of fuel, heavy, bulky and require constant maintenance and scheduled service. Vehicles used in the telecommunications, utilities, public works, construction, catering, oil and gas industries, emergency/rescue, and recreational vehicles rely heavily on mobile power for their daily work. Hybrid and electric vehicles by their nature require significant amounts of on board power to charge batteries as well as to operate electric motors.

The traditional available solutions for mobile and remote power users are:

●	Gensets (AKA APUs), Gensets are standalone power generation units that are not incorporated into a vehicle and require external fuel, either gasoline or diesel, in order to generate electricity. Gensets (i) are generally noisy and cumbersome to transport because of their weight and size, (ii) typically run at constant speed to generate 50 or 60 Hz of AC power, (iii) must be operated at a significant part of the rated power to avoid wet staking, (iv) are significantly derated in the presence of harmonics in the loads and (v) require significant scheduled maintenance and service. Genset technology has been utilized since the 1950s.

●	High-Output Alternators, High-output alternators are traditionally found in trucks and commercial vehicles and the vehicle’s engine is used as the prime mover. All high-output alternators provide their rated power at very high RPM and significantly less power at lower RPM. In addition, high-output alternators are generally only 30% efficient at the low RPM range and increase to 50% efficiency at the high end of the RPM range. The power generated by high-output alternators is 12 or 24 Volt DC and an inverter is required if AC power is needed. In addition, due to the low power output at low RPMs, in order to get significant power, a throttle controller is used to speed-up the engine.

●	Inverters, Inverters are devices that invert DC to AC. Inverters as mobile power generators are traditionally used in low power requirements, typically less than 2,500 watts, and do not have the ability to recharge the batteries that are traditionally used as the source of power. Thus, typical inverter users require other means to recharge the used batteries such as “shore-power” or gensets. More recently dynamic inverters became available. Dynamic inverters use power from the alternator to augment power from the batteries and are able to achieve power levels in excess of 6,000 watts. Dynamic inverters introduce significant stresses on both the batteries and alternators, which causes significant life shortening for both. When the inverter is turned on, the alternator is switched off from the vehicle battery and tied into a transformer that uses electronic controls to change the DC alternator inputs to AC inverter output. A separate transformer winding provides battery charging so that fully regulated 120 Volt AC and 12 Volt DC power is available as long as the engine is running at high enough RPM to provide power for the load and the battery charging. All dynamic inverters require a high-output alternator to be able to output significant AC power. As is often the case, the limiting factor is the high-output alternator. In order to get stable output, a very accurate throttle controller is also needed to maintain steady speed on the engine.

●	Permanent-Magnet Alternators. Recently a number of companies have introduced alternators using exotic permanent magnets. These alternators tend to have higher power generation capabilities than regular alternators at lower engine RPM. In order to be practical in an under-the–hood environment (200[o]F) active cooling must be added, since the magnets are demagnetized at approximately 176[o]F. There are other issues that require an active control system that will add and subtract magnetic field strength as the engine RPM increases. Currently, the vast majority of the magnets used for electric machines come from China.

●	Fuel Cells. Fuel cells are solid-state devices that produce electricity by combining a fuel containing hydrogen with oxygen. They have a wide range of applications and can be used in place of the internal combustion engine and traditional lead-acid and lithium-ion batteries. The most widely deployed fuel cells cost about $2,000 per kilowatt.

●	Batteries. Batteries convert stored chemical energy to electrical.

Competition

The Company is involved in the application of its AuraGen technology to mobile power and, as such, faces substantial competition from companies offering different technologies. Over the last several years there have not been new significant developments in this industry.

Gensets AKA APU - Portable generators meet a large market need for auxiliary power. Millions of units per year are sold in North America alone, and millions more across the world to meet market demands for 1 to 20 Kilowatts of portable power. The market for these power levels addresses the commercial, leisure and residential markets, and divides essentially into: a) higher power, higher quality and higher price commercial level units; and b) lower power, lower quality and lower price level units. Gensets provide the strongest competition across the widest marketplace for auxiliary power. Onan, Honda and Kohler, among others, are well established and respected brand names in the genset market for auxiliary power generation. There are 44 registered genset-manufacturing companies in the U.S. with many more through Asia and, particularly, within China.

High Output Alternators - There are many high output alternator manufacturers and the prices vary from hundreds to thousands of dollars per unit. Some well-known manufacturers include: Delco-Remy, Bosh, Nippon Densu, Hitachi, Mitsubishi, Prestolite, EMP and Neihoff. Alternators provide rated power at very high RPM and significantly less power at lower RPM. In addition, alternators are generally only 30% efficient at the low RPM range and increase to 50% efficiency at the high RPM range. The AuraGen/VIPER system (including mechanical linkages and belt) is over 80% efficient at the low RPM range and is approximately 75% efficient at the very high RPM range.

Inverters - There are many inverter manufacturers; across the globe the best known one is Xentrex. The pricing of industrial grade sine wave inverters is approximately $500 per kilowatt plus the cost of a high output alternator ($650) and a good throttle controller ($250).

Permanent-Magnet (“PM”) alternators. - A number of companies have introduced alternators using exotic NdFeB magnets (UQM technologies is one of the better known). These alternators tend to have higher power generation capabilities than regular alternators at lower RPM. Unfortunately, PM machines with NdFeB magnets are very sensitive to temperature and, unlike the AuraGen, cannot survive the typical under-the-hood environment (200oF+). In order to apply such devices for automotive applications one must add expensive and cumbersome active cooling since the magnets are demagnetized at approximately (176oF). To date, such machines have been used mostly in wind-power generation applications.

In addition to the temperature challenges of such machines, there are other issues involving active control of the magnetic field. A disadvantage of PM generators is the difficulty of output voltage regulation to compensate for speed and load variation due to the lack of a simple means of field control. In addition, in PM alternators as the machine size grows, the magnetic loses increase proportionally. Finally, PM machines are more expensive than induction machines.

Fuel Cells - Fuel cells are solid-state, devices that produce electricity by combining a fuel containing hydrogen with oxygen. They have a wide range of applications, and can be used in place of the internal combustion engine and traditional lead-acid and lithium-ion batteries. These systems are, however, generally prohibitively expensive, and the most widely deployed fuel cells cost about $1,500 per kilowatt.

Others - Symetron Technology by Raser Inc. is sometimes mistaken for a new form of motor or generator. The Symetron technology is a variable frequency motor/generator controller that uses numerous control schemes to optimize performance. The Symetron technology involves adaptive tuning to continuously optimize motor and system efficiency for the speed and torque operating point. When the system was tested in November 2006 the adaptive algorithm or table calculations were performed offline and then input to the controller.

The Symetron controller is a potential competitor to variable speed motor controllers provided by such companies as of ABB, or Baldor-Electric Co. The Symetron technology is not a new form of motor/generator.

There are a number of companies that advertise a “secret” approach for higher performance of inductive machines. Typically, these claims are not proven and are based on changing the winding connections from Y to D or D to Y.

Axco in Finland briefly introduced axial flux machines similar to Aura’s. However, Axco stopped its pursue of patent protection in the U.S. when they discovered Aura’s patents. Furthermore, one of Axco scientist cites Aura’s approach in his PhD dissertation. Axco business is currently focused on large permanent magnets applications mostly related to large windmills.

Evans electric in Australia has recently introduced an axial flux machine with a complete conductive rotor. Such a machine was first introduced by Brinner more than 20 years ago and was abandoned because the rotor lacked the required rigidity to withstand the magnetic and centrifugal forces. The Brinner machine is cited in Aura’s patents.

Transport Refrigeration (“TRU”) - The main competitors for the all-electric TRU are traditional diesel based solutions provided by Thermo-king and Carrier. The diesel based comparable systems provided by Thermo-king and Carrier are somewhat less expensive than our AuraGen all-electric solution, however the diesel solutions require frequent maintenance and the utilization of a separate diesel engine that consumes considerable fuel every operating hour. In addition, the diesel solutions emit harmful emissions that have been recognized by the U.S. Environmental Protection Agency, California’s Air Resource Board and others as dangerous pollutants and are increasingly subject to federal and state regulations.

The economic and environmental benefits of the AuraGen solution are greatly amplified in transport refrigeration applications where a separate diesel engine is eliminated. An analysis of our solution for large refrigeration trucks (117,000 trucks across the nation) shows potential annual savings in excess of 26,000 tons of NMHC+NOx, 23,000 tons of CO and over to 1,400 tons of PM. The diesel fuel savings exceed 100,000,000 annual gallons. The above numbers are very conservative since they reflect: (i) the assumption that all refrigeration diesel engines already meet the Tier 4 EPA requirements and (ii) that there are no additional savings from idle reductions. Both assumptions are used as a lower bound for the anticipated savings.

Most of our competitors have greater financial, technical, and marketing resources than we have. They have larger budgets for research, new product development and marketing, and have long-standing customer relationships. We also compete with many larger and more established companies in the hiring and retention of qualified personnel. Our financial condition has limited our ability to market the AuraGen® aggressively.

The AuraGen® uses new technology and because our product is radically different from traditionally available mobile power solutions, users may require lengthy evaluation periods to gain confidence in the product. OEMs and large fleet users also typically require considerable time to make changes to their planning and production.

Targeted Markets

It is only recently that the Company has started to reexamine and identify key markets upon which to initially focus as the Company plans to restart operations.

(i) A key element of our business plan is focused on All-Electric Transport refrigeration. The market is well understood and both social and economic forces are providing an unprecedented opportunity to gain significant market share. Our immediate focus is on 20-k BTU/hr midsize trucks and the 50-k BTU/hr trailers.

(ii) Another element of our business plan is focused of our mobile power solution for military applications around the globe.

(iii) We plan to look for joint venture opportunities similar to the agreement we recently entered in China to explore other international opportunities.

Facilities, Manufacturing Process and Suppliers

As part of downsizing due to financial distress experienced by the Company as further described in “--Business Arrangements”, our current facilities consist of approximately 20,000 square feet in Stanton California and an additional storage facility for existing inventory. The Stanton facility is currently used for some assembly and testing of AuraGen/VIPER systems. The facility is rented on a month-to-month basis. The rent for the Stanton facility is $10,000 per month and the storage facility is additional $5,000 per month. The current Stanton facility is not sufficient to support the expected operations should the Company’s operations return to pre-2014 production levels. Accordingly, the Company is currently looking for a new facility of approximately 45,000 square feet that would be used for production, testing, and engineering for AuraGen/VIPER mobile power solution as well as needed office space for support staff. Prior to May 2015, we occupied a 69,000 square foot facility in Redondo Beach, California. The Redondo Beach facility was used for assembly and testing of products, as well as for general offices, engineering and warehousing. The rent for the Redondo Beach facility was approximately $60,000 per month.

As the Company is gearing up operations again, we need to renew relationships and contracts with our suppliers or locate suitable new suppliers for subassemblies and other components. Recently, the Company entered into discussions with several of its prior suppliers and is in the process of negotiating settlements of old payables and arranging new supply contracts.

Research and Development

We believe that ongoing research and development is important to the success of our product in order to utilize the most recent technology, to develop additional products and additional uses for existing products, to stay current with changes in vehicle manufacture and design and to maintain an ongoing advantage over potential competition. Our engineering, research and development costs for fiscal 2015 were approximately $0.8 million compared to approximately $1.3 million in fiscal 2014.

We stopped practically all research and development in the last two years due to severe cash shortfall, however we did redesign all the Electronic Control Unit (“ECU”) to the latest state of the art in power electronics and processors. It is expected that once the Company restarts operations, we will initially set a modest budget of $400,000 for research and development during the first year after restart. We believe that ongoing research and development is important to the success of our product in order to utilize the most recent technology, to develop additional products and additional uses for existing products, to stay current with changes in vehicle manufacture and design and to maintain an ongoing advantage over potential competitors.

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

The applications of these technological advances are in machines used every day by industrial, commercial, and consumers. We have applied technology to numerous applications in industrial machines, such as generators, motors, actuators, and linear motors.

We hold the following patents: Nos. 5,734,217; 6,157,175; 6,700,214; 6,700,802; with expiration dates in 2018, 2020, 2024 and 2024 respectively. A provisional patent for a water-cooled AuraGen was granted in March 2013. Application 61/516,071 was filed January 2012 and claims allowed in March 2015, with an expiration date of March 2032.

The following applications are pending: Application 13/849,464 filed in March 2013; and Application 13/781,749 filed in March 2013.

Induction Machine

The basic patent covers a new form of induction machine with superior performance in a much smaller size than conventional machines. The solid cast rotor, the shaped magnetic field, the secondary conduction path through the steel and the axial magnetic orientations are key components of this innovation.

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

At the end of fiscal 2013 and the first quarter of fiscal 2014, we filed five new patent applications related to the AuraGen. These new patent applications are specifically designed to cover the (i) integration of the AuraGen power solution with transport refrigeration, (ii) the interface kit of the AuraGen with prime movers, (iii) a water cooled AuraGen solution for situations where ventilation is not available, (iv) a unique cable system with safety protection to transfer high power between two moving objects, and (v) a unique clamping of power electronic components to heat sink to ensure good thermal conductivity.

Government Regulation

We are subject to laws and regulations that affect the Company’s activities, which include, but are not limited to, the areas of labor, intellectual property and ownership and infringement, tax, import and export requirements, environmental, and health and safety. As we recommence operations, our operations will again be subject to federal, state and local laws and regulations governing the occupational health and safety of our employees and wage regulations. For example, we are subject to the requirements of the federal Occupational Safety and Health Act, as amended, or OSHA, and comparable state laws that protect and regulate employee health and safety. We expect to expend resources to maintain compliance with OSHA requirements and industry best practices.

Employees

As of the date of this filing, other than our CEO Mr. Gagerman, the Company has no employees. However there are four independent contractors two of which are working to support the outside independent auditor, one who is working on redesigning the Electronic Control Unit for the AuraGen/VIPER and one who is helping dealing with the JV Agreement, and other technical matters. The independent contractors are used on an as need basis.

Significant Customers

During the year ended February 28, 2015, we conducted business with two major customers whose sales comprised 31.6%, and 16.4% of net sales, respectively. As of February 28, 2014, these customers accounted for 39.5% of net accounts receivable. During the year ended February 28, 2014, we conducted business with five major customers whose sales comprised 27.1%, 25.8%, 8.9%, 7.8% and 5.4% of net sales, respectively. As of February 28, 2014, these customers accounted for 97.7% of net accounts receivable.

Backlog

There are no significant customers as of the date of the filing of this Annual Report on Form 10-K. However, the Company has an initial order of AuraGen systems and components representing approximately $1.25 million and deliverable during fiscal 2018 to a joint venture partner to support their marketing efforts as the joint venture facilities are being readied. Management believes that once the Company is operating again, a significant backlog will develop. No assurances, however, can be given how long it will take the Company, if at all, to develop a significant backlog. For additional information, see “Certain Subsequent Events—China Joint Venture.”

Raw Materials

The most important raw materials we use in manufacturing our products are steel, copper, and aluminum. Raw materials are purchased both domestically and outside the United States. We have no significant long-term supply contracts. When possible, we maintain a number of sources for our raw materials, which we believe contribute to our ability to obtain competitive pricing. The cost of some of our raw materials and shipping costs are dependent on petroleum cost. Higher material prices, cost of petroleum, and costs of sourced products could have an adverse effect on margins.

We enter into standard purchase agreements with certain foreign and domestic suppliers to source selected products. The terms of these arrangements are customary for the industry and do not contain any long-term contractual obligations on our behalf.

Certain Subsequent Events

Subsequent to the end of fiscal 2017, certain material developments have occurred relating to the business of the Company.

China Joint Venture - On January 27, 2017, we entered into a Sino-Foreign Cooperative Joint Venture Agreement (the “JV Agreement”) with Jiangsu AoLunTe Electrical Machinery Industrial Co., Ltd. (“AoLunTe”) pursuant to which the parties will establish a joint venture company (the “JV”) for the purposes of manufacturing and distributing our patented mobile power solution in the Peoples Republic of China (“PRC”). The business of the JV is limited to the manufacturing, marketing and sale, repair and maintenance of selected mobile power products for commercial and military use in the PRC only.

Pursuant to the JV Agreement, AoLunTe will own 51% of the JV and we will own 49%, and profits will be distributed based on the ownership interest of each party. AoLunTe will contribute the RMB equivalent of $500,000 US dollars in cash within 30 days after the Establishment Date (as defined), as well as tangible and intangible assets (including but not limited to equipment, land and facilities of the site for the JV) not later than 180 days after the Establishment Date valued at 9.25 million in US Dollars. The “Establishment Date” is the first business day after the JV’s receipt of the certificate of approval issued by the PRC governmental authority responsible for approving the JV Agreement and the Articles of Association of the JV. Such approval was granted in March 2017. Pursuant to the JV Agreement, we are required to contribute the RMB equivalent of $250,000 in US dollars within 45 days after the Establishment Date, as well as an exclusive, non-assignable, and royalty-free license in the PRC to use our intellectual property. We have made the required payment.

The JV shall be governed by a Board of Directors, consisting of three directors nominated by AoLunTe and three directors nominated by us. All “Major Decisions” of the Board, which are specified in a schedule to the JV Agreement, require the vote of two-thirds of the directors, including at least one director nominated by us and one director nominated by AoLunTe. All other decisions of the Board require the approval of a simple majority of directors. A general manager appointed by the Board upon the nomination by AoLunTe shall be responsible for the day-to-day operation and management of the JV, while quality control as well as the financial controller are to be managed by individuals to be appointed by the Board upon our nomination, under the supervision of the Board.

The term of the JV Agreement is 30 years from the Establishment Date, subject to extension by mutual written agreement of the parties. The JV Agreement may be terminated sooner by the written agreement of the parties or in the event of certain specified events, including without limitation a material breach of the JV Agreement which is not remedied (if capable of remedy) within 30 days after written notice of such breach is provided to the other party.

Pursuant to the JV Agreement, AoLunTe will purchase from us $1,250,000 of product, payable in four payments after the Establishment Date in the amounts of $500,000, $250,000, $250,000, and $250,000. The fourth payment will be offset against a prior advance for products paid by AoLunTe to us.

AoLunTe is required by the JV Agreement to purchase 10 million shares of our Common Stock (such number being prior to a contemplated 1-for-7 reverse stock split by us, the “Reverse Split”) for an aggregate of $2,000,000 pursuant to a Securities Purchase Agreement, the form of which is attached to the JV Agreement. Pursuant to the terms of the Securities Purchase Agreement, the first installment of $1,000,000 was paid into a mutually-agreed escrow account and subsequently released from escrow in March 2017. The second installment of $1,000,000 was also paid into a mutually-agreed escrow account and is scheduled to be released to us following approval by our stockholders of resolutions electing a new board of directors and approving an amendment to our Certificate of Incorporation to effect the above-referenced 1-for-7 reverse stock split of our Common Stock. The shares of Common Stock to be sold to AoLunTe are being sold pursuant to Regulation S under the Securities Act of 1933, as amended, and will not be offered or sold to any U.S. person or for the account or benefit of any U.S. person prior to the end of the restricted period provided by Regulation S and any other applicable law.

Available Information

We file annual, quarterly and current reports and other information with the Securities and Exchange Commission (the “SEC” or the “Commission”). These materials can be inspected and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Copies of these materials may also be obtained by mail at prescribed rates from the SEC’s Public Reference Room at the above address. Information about the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

On our website, www.aurasystems.com, we provide free of charge our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments thereto, as soon as reasonably practicable after they have been electronically filed or furnished to the SEC. Information contained on our website is not part of this Annual Report on Form 10-K or our other filings with the SEC.

ITEM 1A. RISK FACTORS

We have a history of losses, and we may not be profitable in any future period.

In each fiscal year since our reorganization in 2006, we have reported losses.  Since the Company’s Chapter 11 Plan reorganization in 2006, we have spent considerable amounts on, among other things, building market awareness and infrastructure for sales and distribution, enhancing our engineering capabilities, perfecting an all electric refrigeration transport system for midsize trucks, developing a 16-18 kW product, and developing a nine-inch system capable of delivering approximately 4 kW of power.  We continue to need substantial funds for the development of new products and in order to expand sales.  However, sales of our products have not increased as we expected them to and may never increase to the level that we need to expand our operations, or even to sustain them.  We can provide no assurance as to when, or if, we will recommence operations or be profitable in the future.  Even if we recommence operations and achieve profitability, we may not be able to sustain it.

We will need additional capital in the future to meet our obligations and financing may not be available.   During fiscal 2017, the Company suspended its engineering, manufacturing, sales, and marketing activities to focus on renegotiating numerous financial obligations. If we cannot obtain additional capital, we will not be able to recommence our operations.

As a result of our operating losses, we have financed our operations through sales of our debt and equity securities.  During the first half of fiscal 2016, the Company significantly reduced operations due to lack of financial resources. During the second half of fiscal 2016 the Company’s operations were disrupted when the Company was forced to move from its facilities in Redondo Beach, California to a smaller facility in Stanton, California. During fiscal 2017, the Company suspended its engineering, manufacturing, sales, and marketing activities to focus on renegotiating numerous financial obligations. While we plan to recommence operations, expand sales and marketing and improve operations, we continue to operate at negative cash flow.  Our ability to continue as a going concern is dependent upon our ability to obtain additional operating capital and generating sufficient operating cash flow.   If we are unable to obtain additional funding as and when we need it, we will not be able to recommence operations or undertake our planned expansion.

Our independent public accounting firm has included an explanatory paragraph in its opinion to the effect that there is substantial doubt about our ability to continue as a going concern.

Our independent public accounting firm has included an explanatory paragraph in its opinion to the effect that there is substantial doubt about our ability to continue as a going concern.  We do not have any sufficient committed sources of capital and do not know whether additional financing will be available when needed on terms that are acceptable, if at all.  This going concern statement from our independent public accounting firm may discourage some investors from purchasing our stock or providing alternative capital financing.  The failure to satisfy our capital requirements will adversely affect our business, financial condition, results of operations and prospects.

If we do not receive additional financing when and as needed, we may not be able to continue the research, development and commercialization of our technology and products.  In that case, our business and results of operations would be materially and adversely affected.

Our capital requirements have been and will continue to be significant.  We anticipate that we will require substantial additional funds in excess of our current financial resources for research, development and commercialization of our technology and products, to obtain and maintain patents and other intellectual property rights in these technologies and products, and for working capital and other purposes, the timing and amount of which are difficult to ascertain.   When and as we need additional funds, such funds may not be available on commercially reasonable terms or at all.  If we cannot obtain additional funding when and as needed, our business and results of operation would be materially and adversely affected.

Market acceptance of our AuraGen® product line is uncertain.  If a large enough market does not develop for our products, our business and the results of our operations will be materially and adversely affected.

Our business is dependent upon sales generated from our AuraGen®/VIPER family of products.  This product line utilizes advanced technology and has only recently begun being used in the marketplace for selected applications.  We are dependent on the broad acceptance by businesses and industry of our products.  Because the market for our product line is emerging, the potential size of this market and the timing of its development cannot be predicted.  A significant market may fail to develop or it may develop more slowly than we anticipate, either of which will have a material adverse effect on our business and results of operations.

Our intellectual property rights are valuable, and any inability or failure to protect them could reduce the value of our products, services and brand, which would have a material adverse effect on our business.

Our patents, trademarks, and all of our other intellectual property rights are important assets for us.  There are events that are outside of our control that pose a threat to our intellectual property rights.  For example, effective intellectual property protection may not be available in every country in which our products and services are distributed or made available.  Also, the efforts we have taken to protect our proprietary rights may not be sufficient or effective.  The expiration of patents in our patent portfolio may also have an adverse effect on our business. Any significant impairment of our intellectual property rights could harm our business or our ability to compete.  Protecting our intellectual property rights is costly and time consuming and we may need to resort to litigation to enforce our patent rights or to determine the scope and validity of third-party intellectual property rights.  Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources.

We seek to obtain patent protection for our innovations.  It is possible, however, that some of these innovations may not be protectable.  In addition, given the costs of obtaining patent protection, we may choose not to protect certain innovations that later turn out to be important.  Furthermore, there is always the possibility, despite our efforts, that the scope of the protection gained will be insufficient or that an issued patent may be deemed invalid or unenforceable.  Our inability or failure to protect our intellectual property rights could have a material adverse effect on our business by reducing the value of our products, services and brand.

We occasionally become subject to commercial disputes that could harm our business by distracting our management from the operation of our business, by increasing our expenses and, if we do not prevail, by subjecting us to potential monetary damages and other remedies.

From time to time we are engaged in disputes regarding our commercial transactions.  These disputes could result in monetary damages or other remedies that could adversely impact our financial position or operations. Even if we prevail in these disputes, they may distract our management from operating our business and the cost of defending these disputes would reduce our operating results.

We are currently party to litigation with one of our directors relating to approximately $5.4 million and approximately 22 million warrants which the director claims are owed to him and his affiliates. An adverse ruling on these claims in this litigation would materially and adversely affect our business results or operating and financial condition, dilute our shareholders’ equity interests in the Company and could adversely effect our stock price.

The Company is presently engaged in a dispute with one of its directors, Robert Kopple, relating to approximately $5.4 million and approximately 22 million warrants which Mr. Kopple claims to be owed to him and his affiliates by the Company. In July 2017, Mr. Kopple filed suit against the Company as well as against other members of the Board of Directors in connection with these allegations. The Company believes that it has valid defenses in these matters and believes that no warrants are due to Mr. Kopple or his affiliates. The Company intends to vigorously defend against these claims. However, if Mr. Kopple were to prevail, an adverse ruling on these claims would materially and adversely affect our business results or operating and financial condition, dilute our shareholders’ equity interests in the Company and could adversely affect our stock price. See Item 3. “Legal Proceedings”, “Liquidity and Capital Resources” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K for additional information regarding the transactions under dispute.

Our business is not diversified.  If we cannot increase market acceptance of our products, modify our products and services, or compete with new technologies, we may never be profitable.

We currently focus all of our resources on the successful commercialization of the AuraGen®/VIPER family of products.  Because we have elected to focus our business on a single product line rather than diversifying into other areas, our success will be dependent upon the commercial success of these products.  If we are unable to increase market acceptance of our products, if we are unable to modify our products and services on a timely basis so that we lose customers, or if new technologies make our technology obsolete, we may never be profitable.

Many of our competitors are larger and better financed than we are and have a greater presence in the marketplace.  Our business may be adversely affected by industry competition.

Both in the U.S. and internationally, the industries in which we operate are extremely competitive.  We face substantial competition from companies that have a long history of offering traditional auxiliary power units (portable generators), traditional automotive alternators, and inverters (a device that inverts battery direct current electricity to alternating current).  Many of our competitors have substantially greater financial resources, spend considerably larger sums than we spend on research, new product development and marketing, and have long-standing customer relationships.  Furthermore, we must compete with many larger and better-established companies in the hiring and retention of qualified personnel.  Although we believe we have significant technological advantages over our competitors, realizing and maintaining such advantages will require us to develop customer relationships and will also depend on market acceptance of our products.  We may not have the financial resources, technical expertise, or marketing and support capabilities to compete successfully, which would materially and adversely affect our business.

We may not be able to establish an effective distribution network or strategic OEM relationships, in which case our sales will not increase as expected and our financial condition and results of operations would be adversely affected.

We are in the early stages of developing our distribution network and establishing strategic relationships with original equipment manufacturer (OEM) customers.  We may not be able to identify appropriate distributors or OEM customers on a timely basis.  The distributors with which we partner may not focus adequate resources on selling our products or may otherwise be unsuccessful in selling them.  In addition, we cannot assure you that we will be able to establish OEM relationships on favorable terms or at all.  The lack of success of distributors or OEM customers in marketing our products would adversely affect our financial condition and results of operations.

If we are successful in executing our business plan, we expect our business to grow.  Our failure to efficiently manage our growth could have an adverse affect on our business.

If we are successful in executing our business plan, we may experience growth in our business that could place a significant strain on our management and other resources.  Our ability to manage this growth will require us to successfully assimilate new employees, improve existing management information systems and reorganize our operations.  If we fail to manage growth efficiently, our business could be adversely affected.

We may experience delays in product shipments and increased product costs because we depend on third party manufacturers for certain product components.  Delays in product shipment or an inability to replace certain suppliers could have a material adverse effect on our business and results of operations.

We currently have a limited capability to manufacture most of the AuraGen®/VIPER components on a commercial scale.  Therefore, we rely extensively on subcontracts with third party manufacturers for such components.  The use of third party manufacturers increases the risk of delay of shipments to our customers and increases the risk of higher costs if our manufacturers are not available when required.  Our suppliers and manufacturers may not supply us with a sufficient amount of components or components of adequate quality, which would delay production of our product.  We do not have written agreements with our suppliers.  Furthermore, those suppliers who make our more technically difficult components may not be easily replaced.  Any of these disruptions in the supply of components could have a material adverse effect on our business or results of operations.

Although we generally aim to use standard parts and components for our products, some of our components are currently available only from limited sources.

We may experience delays in production of the AuraGen®/VIPER if we fail to identify alternate vendors, or if any parts supply is interrupted or reduced or if there is a significant increase in production costs, each of which could materially adversely and affect our business and operations.

We will need to renew sources of component supplies to meet increases in demand for the AuraGen®/VIPER.  There is no assurance that our suppliers can or will supply the components to us on favorable terms or at all.

In order to meet demand for AuraGen®/VIPER systems, we will need to renew contracts with our prior manufacturers and suppliers or locate other suitable manufacturers and suppliers.  Although we believe that there are a number of potential manufacturers and suppliers of the components, we cannot guarantee that contracts for components can be obtained on favorable terms or at all.  Any material adverse change in terms of the purchase of these components could increase our cost of goods.

We need to invest in tooling to have a more extensive line of products.  If we cannot expand our tooling, it may not be possible for us to expand our operations.

We are currently limited in the products that we are able to manufacture because of the limitations of our tooling capabilities.  In order to have a broader line of products that address industrial and commercial needs, we must make a significant investment in additional tooling.  We do not currently have the required funds to acquire such tooling and no assurances can be given that we will have the required funds in the future.  If we do not acquire the required funds for tooling we may not be able to expand our product line to meet industrial and commercial needs.

We are subject to government regulation that may restrict our ability to use certain suppliers outside the U.S. or to sell our products into certain countries.  If we cannot obtain the required approval from government agencies, then our business may be adversely affected.

We depend on third party suppliers for our parts and components, some of which are located outside of the United States.  In the event that some of these suppliers are barred from selling their products in the United States, or cannot meet other U.S. government regulations, we would need to locate other suppliers, which could delay or prevent us from shipping product to our customers.  We use copper, steel and aluminum in our product and in the event of government regulations or restrictions of these materials we may experience a shortage of these materials to manufacture our product.  Furthermore, U.S. law restricts us from selling products in some potential foreign markets without U.S. government approval.  If we cannot obtain the required approvals from government agencies to obtain materials or contract with suppliers or if we are restricted by government regulation from selling our products into certain countries, our business may be adversely affected.

We face changes in global and local economic conditions that may adversely affect consumer demand and spending, our manufacturing operations or sources of merchandise and international operations.

Our industry is subject to variations in the general economy and to uncertainty regarding future economic prospects. Such uncertainty, as well as other variations in global economic conditions such as rising fuel costs, wage and benefit inflation, currency fluctuations, and increasing interest rates, may continue to cause inconsistent and unpredictable customer spending while increasing our own input costs. In addition, this downturn has had, and may continue to have, an unprecedented negative impact on the global credit markets.  Credit has tightened significantly in the last several months, resulting in financing terms that are less attractive to borrowers, and in many cases, the unavailability of certain types of debt financing. These risks, as well as industrial accidents or work stoppages, could also severely disrupt our manufacturing operations, which could have a material adverse effect on our financial performance.

Our ability to obtain adequate supplies or to control our costs may be adversely affected by events affecting international commerce and businesses located outside the United States, including natural disasters, changes in international trade, central bank actions, changes in the relationship of the U.S. dollar versus other currencies, labor availability and cost, and other governmental policies of the U.S. and the countries from which we import our merchandise or in which we operate facilities. The inability to import products from certain foreign countries or the imposition of significant tariffs could have a material adverse effect on our results of operations.

Acquisitions, joint ventures, and strategic alliances may have an adverse effect on our business.

We expect to continue entering into joint ventures and strategic alliances as part of our long-term business strategy. In March 2017, we entered into a joint venture agreement with a Chinese partner. This joint venture arrangement and other transactions and arrangements involve significant challenges and risks, including that they do not advance our business strategy, that we get an unsatisfactory return on our investment, that we have difficulty integrating and retaining new employees, business systems, and technology, or that they distract management from our other businesses. If an arrangement fails to adequately anticipate changing circumstances and interests of a party, it may result in early termination or renegotiation of the arrangement. The success of these transactions and arrangements will depend in part on our ability to leverage them to enhance our existing products and services or develop compelling new ones. It may take longer than expected to realize the full benefits from these transactions and arrangements, such as increased revenue, enhanced efficiencies, or increased market share, or the benefits may ultimately be smaller than we expected. These events could adversely affect our operating results or financial condition.

We rely on highly skilled personnel and, if we are unable to retain or motivate key personnel or hire qualified personnel, we may not be able to grow effectively.

Our performance is largely dependent on the talents and efforts of highly skilled individuals.  Our future success depends on our continuing ability to identify, hire, develop, motivate, and retain highly skilled personnel for all areas of our organization.  Our continued ability to compete effectively depends on our ability to attract new employees and to retain and motivate our existing employees.  The incentives to attract, retain and motivate employees provided by our option grants or by future arrangements may not be as effective as in the past.  If we do not succeed in attracting excellent personnel or retaining or motivating existing personnel, we may be unable to grow effectively.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

As part of downsizing due to financial distress experienced by the Company as further described in “Business—Business Arrangements”, our current facilities consist of approximately 20,000 square feet in Stanton California and an additional storage facility in Canyon Country, California for existing inventory. The Stanton facility is currently used for some assembly and testing of AuraGen/VIPER systems. The facility is rented on a month-to-month basis. The rent for the Stanton facility is $10,000 per month and the storage facility is additional $5,000 per month. The current Stanton facility is not sufficient to support the expected operations should the Company’s operations return to pre-2014 production levels. Accordingly, the Company is currently looking for a new facility of approximately 45,000 square feet that would be used for production, testing, and engineering all related to the AuraGen/VIPER mobile power solution as well as needed office space for support staff. Prior to the middle of 2015, we occupied a 69,000 square foot facility in Redondo Beach, California. The Redondo Beach facility was used for assembly and testing using components that are produced by various suppliers as well as for general offices, engineering and warehousing. The rent for the Redondo Beach facility was approximately $60,000 per month.

ITEM 3. LEGAL PROCEEDINGS

We are subject to the legal proceedings and claims discussed below as well as certain other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. Our management evaluates our exposure to these claims and proceedings individually and in the aggregate and evaluates potential losses on such litigation if the amount of the loss is estimable and the loss is probable. However, the outcome of legal proceedings and claims brought against the Company is subject to significant uncertainty. Although management considers the likelihood of such an outcome to be remote, if one or more of these legal matters were resolved against the Company for amounts in excess of management’s expectations, the Company’s consolidated financial statements for that reporting period could be materially adversely affected. The Company settled certain matters subsequent to year end that did not individually or in the aggregate have a material impact on the Company’s financial condition or operating results.

In 2016, the Company was sued by a former employee for a work-related injury. The plaintiff is seeking $45,000. The Company has made the plaintiff a settlement offer which, as of the date of this filing, has not been accepted.

In November 2016, the Company was sued by a former customer for approximately $111,712 relating to an alleged failure by the Company to partially deliver against an advanced payment. In connection with its claims, the plaintiff has asserted that by virtue of the Company’s failure to fully deliver upon the contracted order, the plaintiff has obtained a perpetual worldwide license to utilize the Company’s actuator technology. The Company disputes the plaintiff’s claims and believes that it holds various claims against the plaintiff. In April 2017, the plaintiff’s action was involuntarily dismissed by the court although plaintiff sought to have the dismissal set aside on the grounds of attorney error. In June 2017, the court granted plaintiff’s motion and the Company intends to oppose this action and file a counterclaim.

Subsequent to year end, the Company’s former COO has been awarded approximately $238,000 in accrued salary and related charges by the California labor board. The Company believes that this award does not reflect the amount owed which is significantly lower and is exploring all its options and available remedies and is working toward an offer to settle this matter.

The Company and the Company’s Chief Executive Officer, Melvin Gagerman, are among several defendants named in a lawsuit filed by two secured creditors demanding repayment of loans totaling $125,000 plus accrued interest and exemplary damages. In January 2017, the Company entered into an agreement with all secured creditors other than the two plaintiffs. However, because secured creditors holding in excess of 97% of the issuable stock upon conversion have executed the agreement, the agreement is binding on all of the secured creditors, including the two plaintiffs. That agreement, among other provisions, waives all past events of default. It is the Company’s position that the two plaintiffs are not entitled to any payment or other relief at this time and therefore that they have no valid claim against the Company or Mr. Gagerman. In March 2017, plaintiffs moved for partial summary adjudication against the Company and Mr. Gagerman; however, the Court denied plaintiff’s motion. Thereafter, the Court sustained demurrers by Mr. Gagerman and the Company but granted plaintiffs leave to amend. In response to the plaintiffs’ second amended complaint, both the Company and Mr. Gagerman intend to further demurrer seeking dismissal of this action.

In June 2015, the landlord of the Compan’y primary facility in Redondo Beach, California initiated litigation against us seeking to terminate the Company’s lease and require the Company to vacate the premises prior to the scheduled lease end. As a result of that litigation, the Company was forced to vacate its primary facility and relocate to its present facility in Stanton, California. To date, no action seeking damages or any other amount has been filed against the Company by the landlord, nor does the Company believe it has any further liability to the landlord.

The Company is presently engaged in a dispute with one of its directors, Robert Kopple, relating to approximately $5.4 million and approximately 22 million warrants which Mr. Kopple claims to be owed to him and his affiliates by the Company. In July 2017, Mr. Kopple filed suit against the Company as well as against current Directors Mr. Gagerman and Mr. Diaz-Verson together with former Directors Mr. Breslow and Mr. Howsmon in connection with these allegations. The Company believes that it has valid defenses in these matters and intends to vigorously defend against these claims. See “Liquidity and Capital Resources” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K for additional information regarding the transactions under dispute with Mr. Kopple.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our shares are quoted on the OTC Bulletin Board under the symbol “AUSI”. Set forth below are high and low bid prices for our common stock for each quarterly period in the two most recent fiscal years. Such quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not necessarily represent actual transactions in the common stock. We had 6,279 stockholders of record as of August 21, 2017.

Period	High	Low
Fiscal 2014
First Quarter ended May 31, 2013	$0.49	$0.31
Second Quarter ended August 31, 2013	$0.38	$0.15
Third Quarter ended November 30, 2013	$0.30	$0.18
Fourth Quarter ended February 28, 2014	$0.25	$0.12

Fiscal 2015
First Quarter ended May 31, 2014	$0.22	$0.05
Second Quarter ended August 31, 2014	$0.45	$0.085
Third Quarter ended November 30, 2014	$0.32	$0.08
Fourth Quarter ended February 28, 2015	$0.18	$0.04

Fiscal 2016
First Quarter ended May 31, 2015	$0.13	$0.045
Second Quarter ended August 31, 2015	$0.07	$0.034
Third Quarter ended November 30, 2015	$0.078	$0.0039
Fourth Quarter ended February 29, 2016	$0.18	$0.0382

Fiscal 2017
First Quarter ended May 31, 2016	$0.19	$0.051
Second Quarter ended August 31, 2016	$0.12	$0.055
Third Quarter ended November 30, 2016	$0.10	$0.035
Fourth Quarter ended February 28, 2017	$0.21	$0.015

On August 30, 2017, the reported closing sales price for our common stock was $0.08

Dividend Policy

We have not paid any dividends on our common stock and we do not anticipate paying any dividends on our common stock in the foreseeable future.

Sales of Unregistered Securities

During the year ended February 28, 2015, we issued 2,800,000 shares of Common Stock for services rendered valued at $420,000, 17,334,533 shares of common stock upon the exercise of warrants for proceeds of $1,773,453 and we sold 3,992,000 shares of common stock for proceeds of $631,460. Funds raised were for general corporate working capital purposes. All such securities were issued and sold in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, and the certificates representing such securities contain a restrictive legend reflecting the limitations on future transfer of those securities. The offer and sale of these securities was made without public solicitation or advertising. The investors represented to us that they were knowledgeable and sophisticated, and were experienced in business and financial matters so as to be capable of evaluating an investment in our securities and were an “accredited investor” within the meaning of Regulation D promulgated under the Securities Act of 1933. Each of these investors was afforded full access to information regarding our business.

Repurchases of Equity Securities

We did not repurchase any shares of our common stock during the fourth quarter of fiscal 2015.

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

Overview

The Company, a Delaware corporation, was founded in 1987. Prior to experiencing severe financial pressures that started in the second half of fiscal 2015, the Company designed, assembled, tested and sold our proprietary and patented Axial Flux induction machine (“AF”) known as the AuraGen® for industrial and commercial applications and the VIPER for military applications.

During the first half of fiscal 2016, the Company significantly reduced operations due to lack of financial resources. During the second half of fiscal 2016 the Company’s operations were disrupted when the Company was forced to move from its facilities in Redondo Beach, California to a smaller facility in Stanton, California. Operations during the second half of fiscal 2016 were sporadic. During fiscal 2017, the Company suspended its engineering, manufacturing, sales, and marketing activities to focus on renegotiating numerous financial obligations.

In fiscal 2017, the Company has been successful in restructuring its secured debt and has reached an agreement with its secured creditors whereby all defaults and penalties have been waived and 80% of the secured debt will be converted into shares of the Company’s common stock as soon as the Company holds an annual meeting of stockholders to elect a new board of directors. The balance (the remaining 20%), is to be paid to the secured creditors in cash if the Company raises at least $4.0 million in proceeds through new equity offering. Upon conversion, the converting secured creditors will receive approximately 3.9 million new common shares in exchange for approximately $5.73 million of converting debt.

The Company has also been successful in restructuring approximately $27.5 million of unsecured debt. Various unsecured creditors have agreed to waive all defaults and penalties, to forgive an aggregate of approximately $9.3 million in debt, and convert an aggregate of approximately $15.2 million of unsecured debt into approximately 10.2 million common shares. As of the date of this filing, Robert Kopple, the Company’s Vice Chairman of the Board, is the only significant unsecured note holder that has not agreed to restructure his debt. Mr. Kopple claims to be owed approximately $5.4 million on terms significantly preferable to other similarly-situated unsecured creditors. Mr. Kopple has not accepted the Company’s offer to restructure this debt to-date.

Reverse Stock Split – The Company intends to file a proxy statement and hold an annual meeting of stockholders during 2017 seeking, among other things, stockholder approval of the Reverse Split. Currently the aggregate number of shares of our common stock outstanding, when combined with the number of shares of our common stock issuable upon the exercise of outstanding warrants or options or upon the conversion of convertible debt exceeds the authorized number of shares of our common stock provided for in our certificate of incorporation. Since the Reverse Split would not affect the authorized number of shares of our common stock, all outstanding warrants, options and convertible debt could be exercised or converted, as applicable, and we could also issue additional shares of common stock in the future.

The Company is planning to restart operations with a new board of directors and a new management team as soon as the Company holds its stockholders meeting to elect the new board and approve the Reverse Split. The Company has a contractual agreement for $1.25 million of orders for the AuraGen/VIPER product to fill during fiscal 2018 and anticipates that is may receive significant additional orders once the Company is back in operation.

Our business is based on the exploitation of our patented mobile power solution known as the AuraGen for commercial and industrial applications and the VIPER for military applications. Our business model consists of three major components; (i) sales and marketing, (ii) engineering, and (iii) customer service and support.

(i) Our sales and marketing approach is composed of direct sales in North America and the use of agents, distributors and joint ventures for sales internationally. In North America, our primary focus is in (a) transport refrigeration, and (b) U.S. Military applications.

(ii) The second component of our business model is focused on the engineering support for the sales activities described above. The engineering support consists of the introduction of new features for our AuraGen/VIPER solution such as higher power, different voltages, three phase options, shore power systems, higher current solutions as well as interface kits for different platforms. After suspending engineering, manufacturing, sales, and marketing activities to focus on renegotiating numerous financial obligations in fiscal 2017, we expect modest engineering activities budgeted at approximately $400,000 during the fiscal 2018 year.

(iii) The third component of our business model is customer service. In fiscal 2018, we expect to rehire several previously trained field engineers to support our product in North America. In addition, we are working closely with our Chinese Joint Venture partner to train their staff to support our products overseas.

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

Terms of our sales generally provide for Shipment from our facilities to customers free on board (FOB) point of shipment. Title passes to customers at the time the products leave our warehouse.

The Company does not offer a general right of return on any of its sales and considers all sales as final. While some sales are for evaluative purposes, such sales are deemed final by the Company. The customers’ evaluation is for such customers to determine if there is a benefit to them to outfit additional vehicles in their fleets.

The only potential post-delivery obligation the Company might have is for the installation of the unit. However, the unit is typically delivered at the time of installation, and the billing is done when the installation is complete. The Company does not utilize bill and hold. The Company does provide customers with a warranty; however, due to the low sales volume to date, the amount has not been material and is expensed as incurred.

Inventory Valuation and Classification

Inventories are valued at the lower of cost (first-in, first-out) or market, on a standard cost basis. We review the components of inventory on a regular basis for excess or obsolete inventory based on estimated future usage and sales. The Company has not operated and therefore has not produced product since late 2015. As a result, while the Company believes that a significant portion of the inventory has value, we are unable to substantiate it's demand and market value and as a result have elected to reserve it in its entirety as of February 28, 2015.

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

For the past, several years and in accordance with established public company accounting practice, the Company has consistently utilized the Black-Scholes option-pricing model to calculate the fair value of stock options and warrants issued as compensation, primarily to management, employees, and directors.  The Black-Scholes option-pricing model is a widely-accepted method of valuation that public companies typically utilize to calculate the fair value of options and warrants that they issue in such circumstances.

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

Results of Operations

Fiscal 2015 compared to Fiscal 2014

Revenues

Net revenues in fiscal 2015 decreased $1,161,541 to $1,155,811 from $2,317,352 in fiscal 2014, a decrease of 50%. The decrease is attributable to a lack of financial resources causing us to substantially curtail activities.

Cost of Goods

Cost of goods sold in fiscal 2015 decreased $418,843 to $490,379 from $909,222 in fiscal 2014, a decrease of 46% The decrease is attributable to the curtailment of our activities as noted above.

Engineering, Research and Development

Engineering, research and development costs decreased $449,484 to $ 845,135 in fiscal 2015 from $1,294,619 in fiscal 2014. While we had planned for an increase in engineering, research and development in the current fiscal year, the lack of resources noted above prevented us from implementing our plan.

Selling, General and Administrative Expense

Selling, general and administrative decreased $201,064 to $8,898,166 in fiscal 2015 from $9,099,230 in fiscal 2014. The decrease is due to the curtailment of activities as noted above.

Non-Operating Income and Expense

Net interest expense decreased $776,193 to $3,214,963 in fiscal 2015 from $3,991,156 in fiscal 2014.

Net Income/Loss

The decrease in our net loss of $436,906 to $12,287,252 in fiscal 2015 from $12,724,158 in fiscal 2014 is primarily a result of the curtailment of corporate activities as noted above.

Fiscal 2014 compared to Fiscal 2013

Revenues

Net revenues in fiscal 2014 decreased $400,094 to $2,317,352 from $2,717,446 in fiscal 2011, a decrease of 14%. With the small customer base, we have our sales can vary substantially from period to period.

Cost of Goods

Cost of goods sold in fiscal 2014 decreased $3,002,620 to $909,222 from $3,911,842 in fiscal 2013. The decrease is attributable to the curtailment of our activities as noted above.

Research and Development

Engineering, research and development costs decreased $19,197 to $1,294,619 in fiscal 2014 from $1,313,816 in fiscal 2013. The decrease is primarily attributable to a decrease in the number of employees resulting in lower payroll and payroll related costs.

Selling, General and Administrative Expense

Selling, general and administrative expenses decreased $4,106,713 to $8,916,895 in fiscal 2014 from $13,023,608 in fiscal 2013. The decrease is primarily due to a decrease in stock option compensation expense of $2,537,566, a decrease in salaries of approximately $272,000 due to decreased personnel and a decrease in legal expense of approximately $1 million primarily associated with our sale of convertible debt in the prior year third quarter. Stock option compensation expense included in selling, general and administrative expense decreased to $430,456 in fiscal 2014 from $2,968,022 in fiscal 2013, a decrease of $2,537,566, as a result of the non-cash charges for the issuance of employee stock options.

Non-Operating Income and Expenses

Net interest expense increased to $3,991,156 in fiscal 2014 from $3,874,328 in fiscal 2013, an increase of $112,828 due to our increased debt levels. Other income decreased to $49,607 in fiscal 2014 from $2,114,089 in fiscal 2013 due to a legal settlement in the prior year of $2,095,000.

Net Income/Loss

Our net loss in fiscal 2014 decreased to $12,724,158 from $17,291,464 in fiscal 2013, a decrease of $4,567,306. The decrease is primarily a result of the decreased stock option and warrant expense of $2,537,566 as noted above, a decrease in legal expenses of approximately $1 million associated with the legal settlement in the prior year, partially offset by the income from the legal settlement of $2,095,000 in the prior year and the increase in the inventory reserve of approximately $2.4 million.

Liquidity and Capital Resources

In fiscal 2015, we incurred losses of approximately $12.3 million and had negative cash flows from operations of $4.4 million. As of February 28, 2015, the total amount owing to Mr. Kopple, a Board member, is $4,387,585 plus accrued interest of $613,546. We also owe $14.2 million plus accrued interest of $6.22 million to Mr. Breslow, another board member. If the Board members were to demand repayment, we do not currently have the resources to make the payment.

At February 28, 2015, we had cash of approximately $35,000, compared to cash of approximately $41,000 at February 28, 2014. Working capital at February 28, 2015 was a negative $34.7 million as compared to a negative $29.1 million at the end of the prior fiscal year. Accrued expenses increased $1.1 million due to an increase of approximately $0.4 million in unpaid salaries from the prior year end and an increase in accrued interest of approximately $0.7 million. At February 28, 2015, we had accounts receivable, net of allowance for doubtful accounts, of approximately $59,000 compared to approximately $156,000 at February 28, 2014. In fiscal 2015 we made no acquisitions of property and equipment.

During the year ended February 28, 2015, we issued 2,800,000 shares of common stock for services rendered valued at $420,000, 17,334,533 shares of common stock upon the exercise of warrants for proceeds of $1,773,453, and we sold 3,992,000 shares of common stock for proceeds of $631,460.

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

In the past, in order to maintain liquidity, we have relied upon external sources of financing, principally equity financing and private indebtedness. We have no bank line of credit and require additional debt or equity financing to fund ongoing operations. We have binding commitments from third parties to provide $2.1 million in financing in the form of equity as soon as the stockholders meeting is held. We cannot assure you that additional financing will be available at the times or in the amounts required. Based on a cash flow analysis performed by management, we estimate that the Company will need an additional $2.5 million to support the Company’s operations for the fiscal year ending February 28, 2018. The issuance of additional shares of equity in connection with such financing could dilute the interests of our existing stockholders, and such dilution could be substantial. If we cannot raise the needed funds, we would also be forced to make further substantial reductions in our operating expenses, which could adversely affect our ability to implement our current business plan and ultimately our viability as a company.

Amendment to 2013 Securities Purchase Agreement – On January 30, 2017, the Company entered into an agreement with five of our secured creditors (the “Signatories”), pursuant to which a Securities Purchase Agreement dated May 6, 2013 (the “2013 Purchase Agreement”) among the Company, the Signatories, and two other parties was amended (the “Amended Agreement”).

Pursuant to the 2013 Purchase Agreement, we offered and sold convertible notes (the “Original Notes”) and warrants (the “Original Warrants”) to the Signatories and the two other parties (collectively, the “Buyers”). The Buyers purchased an aggregate of approximately $4.9 million principal amount of convertible notes and warrants to purchase shares of common stock. As part of the 2013 transaction, we entered into a security agreement dated on or about May 7, 2013 (the “Original Security Agreement”) with the Buyers pursuant to which the Buyers were granted a security interest in all of Company’s assets except for its patents and other intellectual properties in order to secure performance of the convertible notes.

The 2013 Purchase Agreement, as well as the related transaction documents can be amended by a written instrument signed by the Company and those Buyers holding or having the right to acquire at least 75% of the shares of Company’s common stock issuable upon conversion of the convertible notes and exercise of the warrants and any such amendment is binding equally on all Buyers. The Amended Agreement amends the 2013 Purchase Agreement and the Original Security Agreement, replaces the convertible notes with “Amended Notes” and replaces the warrants with “Amended Warrants.” Pursuant to the Amended Agreement, the Company is obligated to file with the SEC a preliminary proxy statement for a stockholders meeting at which the Company will seek stockholder approval of resolutions to (i) elect a new board of at least five directors, (ii) approve a reverse stock split of up to 1-for-7 (the “Reverse Split”), and (iii) if, and to the extent required by applicable law, to approve the issuances granted to the Buyers under the Amended Agreement. The Company is obligated to use its best efforts to solicit stockholder approval of these resolutions, and must hold the stockholder meeting promptly following the mailing of the definitive proxy statement. In addition, the Amendment waives any and all events of default under the 2013 Purchase Agreement and related transaction documents existing on or prior to January 30, 2017 and amends the defaults and remedies section of the 2013 Purchase Agreement.

The Amended Notes provide that all accrued and unpaid interest on the Original Notes through October 31, 2016 be added to the principal amount of the Amended Notes. The Amended Notes bear interest at the rate of 0% until May 1, 2017 and 5% per annum thereafter, subject to reduction to comply with applicable law, and mature in 60 months from the effective date of the Reverse Split. Upon certain financings, the Company is obligated to make a payment to the holders of the Amended Notes in the amount of 20% of the outstanding Notes. Immediately upon the effectiveness of the Reverse Split, there shall be a mandatory conversion of 80% of the then-unpaid principal of and all of the then accrued but unpaid interest on the Amended Notes. After the effectiveness of the Reverse Split, and so long as any portion of the Amended Notes are outstanding, the holders thereof may voluntarily convert the unpaid principal and interest thereon into the Company’s common stock at the conversion price of $1.40 per share.

The Signatories hold or have the right to acquire at least 97% of the shares of Company’s common stock issuable upon conversion of the Original Notes and exercise of the Original Warrants. Two secured creditors, who together hold or have the right to acquire less than 3% of the Company’s common stock issuable upon conversion of the Original Notes and exercise of the Original Warrants, did not sign the amendment and have named the Company and the Company’s Chief Executive Officer among several defendants in a lawsuit demanding repayment of loans totaling $125,000 plus accrued interest and exemplary damages. However, in that secured creditors holding in excess of 97% of the shares of Company’s common stock issuable upon conversion of the Original Notes and exercise of the Original Warrants under the 2013 Purchase Agreement have executed the amendment, the 2013 Purchase Agreement provides that the Amendment is binding on all of the secured creditors, including the two plaintiffs in the lawsuit. Management believes that the two plaintiffs have no valid claim against the Company or our Chief Executive Officer. In March 2017, plaintiffs moved for partial summary adjudication against the Company and our Chief Executive Officer; however, the Court denied plaintiffs’ motion. Both the Company and Mr. Gagerman have filed demurrers seeking dismissal of this action, which remain pending at this time. See “Item 3. Legal Proceedings” above.

Establishment of the Special Committee of the Board - In September 2016, our Board of Directors appointed a special committee comprised of disinterested directors to negotiate with Mr. Breslow and Mr. Kopple, who at the time were both interested board members, in an effort to reach a settlement on the obligations that Messrs. Breslow and Kopple claim are due to them, as discussed in more detail below. The Special Committee was granted full power and authority to act in the name of the entire Board in negotiating with Mssrs. Breslow and Kopple in the best interest, and for the benefit of, the Company’s stockholders, and in approving (or rejecting) the terms of any proposed transactions with these individuals.

Breslow Debt Refinancing Agreement - Warren Breslow served as a director of the Company from 2006 to 2017. He resigned his position on our board in March 2017. During the period from 2006 through 2016, Mr. Breslow and his affiliates made various temporary advances to the Company of $15,930,041 aggregate amount advanced over the years (the “Original Advances”). Interest on the Original Advances was at a rate of 10% per annum. As of January 24, 2017, there was an outstanding balance of $23,603,852 which represents outstanding principal in the amount of $14,930,041 together with accrued and unpaid interest in the amount of $8,673,811.

On January 24, 2017, the Special Committee approved, and the Company entered into, a Debt Refinancing Agreement (the “Breslow Refinancing Agreement”) with Warren Breslow and the Survivor’s Trust under the Warren L. Breslow Trust (collectively, the “Breslow Parties”), and issued an unsecured convertible promissory note (the “Breslow Note”). At the time of the Original Advances and the entering into of the Breslow Refinancing Agreement and at all times in between, Breslow was a director of the Company and, in addition, beneficially owns approximately 6% of Company’s common stock. Mr. Breslow is also a trustee of the Survivor’s Trust under the Warren L. Breslow Trust.

Pursuant to the Breslow Refinancing Agreement, the parties agreed that, as of the date thereof, the Company owed the Breslow Parties outstanding principal in the amount of $14,930,041, together with accrued and unpaid interest in the amount of $8,673,811, or a total of $23,603,852.

Pursuant to the Breslow Refinancing Agreement, the Breslow Parties have canceled and forgiven all accrued interest through the date of the Breslow Refinancing Agreement, have waived all existing events of default relating to the outstanding indebtedness, and have agreed that all instruments or other agreements evidencing or pertaining to the outstanding indebtedness shall be cancelled and shall be superseded and replaced in their entirety by a new promissory note (the “New Breslow Note”) issued by the Company concurrently with, and as a condition of, the Breslow Refinancing Agreement. The New Breslow Note was issued in the principal amount of $14,930,041 (the “Restructured Principal”), bears interest on the Restructured Principal at a rate equal to 0% for the first six months, and 5% per annum thereafter. However, in the event of an event of default (as defined in the New Breslow) Note, the interest rate shall become 18% per annum. The entire unpaid balance of the Note is due on the 60th month anniversary of the date of issuance, and may be prepaid or redeemed in whole or in part without premium or penalty. With certain exceptions, if an event of default occurs and is continuing, the holder of the New Breslow Note may, without notice, declare the outstanding Restructured Principal and accrued and unpaid interest thereon to be immediately due and payable.

If stockholder approval of the Reverse Split and, if required, the transactions with the Breslow Parties, are not obtained within twelve months after the date of the Breslow Refinancing Agreement, the Breslow Refinancing Agreement and the New Breslow Note shall be rescinded and shall be of no further force or effect; provided however, that if the Breslow Parties fail to vote all of the voting securities of the Company beneficially owned by them in favor of such proposals such rescission will not apply.

Immediately upon the Reverse Split becoming effective, $11,930,041 of the Restructured Principal shall automatically be converted into 7,948,097 shares of the Company’s common stock. In addition, at any time after the effective date of the Reverse Split, and so long as any portion of the New Breslow Note remains outstanding, the holder thereof shall be entitled to convert any portion thereof then outstanding (together with accrued and unpaid interest) into shares of our common stock, at a conversion price of $1.40 per share, subject to adjustment from time to time in the event of any stock split, reverse stock split or similar subdivision or combination, other than the Reverse Split. To date, the shareholders have not approved the Reverse Stock Split.

Kopple Debt - Robert Kopple, who has been a director of the Company since September 2013, claims that the Company owes him and certain affiliated parties an aggregate of approximately $3.46 million in principal and interest, in excess of $1.57 million in accrued interest, and warrants to purchase 22,917,200 shares of our common stock at a price of $0.10 per share, as a result of various loans made by Mr. Kopple and his affiliates (collectively, the “Kopple Parties”) to the Company between 2013 and 2016. Mr. Kopple has served as Vice Chairman of the Board since his appointment in 2013.

On or about March 23, 2013, the Kopple Parties made various cash advances to the Company in the aggregate original principal amount of $2,500,000, evidenced by an unsecured convertible note (the “Original Kopple Note”) with the right to convert outstanding principal and accrued and unpaid interest at $0.50 per share. On or around June 20, 2014, $500,000 of the Original Kopple Note was reclassified as a short-term note, the principal amount of the Original Kopple Note was reduced from $2.5 million to $2.0 million and the Original Kopple Note was amended to provide that an event of default under the June 2014 Agreement (as described and defined below) would also constitute an event of default under the Original Kopple Note.

Also in June 2014, the Company entered into a Financing Letter of Agreement (the “June 2014 Agreement”) with two affiliate entities of Mr. Kopple, KF Business Ventures and the Kopple Family Partnership (the “Additional Kopple Parties”), pursuant to which the Additional Kopple Parties loaned us an additional $1,000,000 (the “June 2014 Loan”). In connection with the June 2014 Loan, Mr. Kopple also added $202,205 in penalties and accrued interest, credited the Company with $200,000 for amounts previously repaid by the Company and consolidated several earlier advances into a single new note (the “June 2014 Kopple Note”) in the principal amount of $2,915,206 and bearing simple interest at a rate of 10% per annum. The Company was also required to obtain a subordination agreement from the Breslow Parties in favor of the Kopple Parties with respect to the June 2014 Kopple Note.

Pursuant to the June 2014 Agreement, the Kopple Parties also placed various restrictions on our ability to raise additional capital, hire qualified personnel and pay certain expenses without his prior approval for so long as the principal amount of his note remained outstanding. The June 2014 Kopple Note also required us to issue Mr. Kopple a stock purchase warrant (the “June 2014 Kopple Warrant”) to purchase approximately 5.8 million shares of our common stock at an exercise price of $0.10 per share, to be exercisable for seven years. Additionally, if we borrowed funds, issued capital stock or rights to acquire or convert into capital stock, or granted rights in respect to territories to any person for cash consideration of more than $5 million in the aggregate after the date of the June 2014 Kopple Note, we would be required to pay the entire amount of such cash consideration in excess of $5 million as a mandatory prepayment of the June 2014 Kopple Note. Additionally, Mr. Kopple required a default provision providing that in the event that the entire outstanding balance of the June 2014 Kopple Note note was not paid in full prior to October 1, 2014, then for each consecutive calendar month during the period beginning October 1, 2014 and ending March 31, 2015, the Company would issue to Mr. Kopple additional stock purchase warrants, each to purchase 2,915,206 shares of our common stock, up to a maximum aggregate of approximately 17.5 million shares of our common stock, at $0.10 per share (the “Kopple Penalty Warrants”), the Kopple Penalty Warranties to be exercisable for seven years from the time of their respective issuances. In addition to the Kopple Penalty Warrants, the default provision under the June 2014 Kopple Note provides for a 5% late charge on the total amount due plus 15% per year interest. The Company did not repay the Kopple Parties the amounts loaned to the Company, and the Company has not yet done so. Additionally, the Company has not issued any of the Kopple Penalty Warrants and management believes that Mr. Kopple is not entitled to receive them. The Company has also cancelled the June 2014 Kopple Warrant.

See “Item 3. Legal Proceedings” included elsewhere in this Annual Report on Form 10-K for information regarding the dispute with Mr. Kopple regarding these transactions.

Unsecured Creditor Agreements - During the period from 2013 through 2015, a number of investors made various temporary advances to the Company in the aggregate amount of $3,273,057 (the “Original Advances”). Interest on the Original Advances was at a rate of 10% per annum. As of February 28, 2017, there was an outstanding balance of $3,940,444 which represents outstanding principal in the amount of $3,273,057 together with accrued and unpaid interest in the amount of $667,387. Subsequent to fiscal year end, the Company entered into several Debt Refinancing Agreements (collectively, the “Refinancing Agreements”) with debt holders holding $2,811,520 outstanding principal, plus accrued interest in the amount of $612,888, or a total outstanding obligation in the amount of $3,424,408. The Refinancing Agreements waive all events of default, cancel and forgive all accrued interest and provide for new five-year 5% convertible notes (the “Refinancing Notes”) in the aggregate principal amount of $2,811,520, with no interest for first six months and 5% per year thereafter. Upon the approval of the Reverse Split by the stockholders the Refinancing Notes will be converted into 1,940,415 shares of our common stock. The Refinancing Notes also contain various default provisions related to the timely payment of the principal and interest when due, and in case of the Company filing for bankruptcy protection. The default provisions call for default interest rate of 18% per annum and acceleration of the Notes.

We consider the transactions described above with Mr. Breslow and Mr. Kopple to be related transactions.

Going Concern.

Our independent auditor has expressed doubt about our ability to continue as a going concern and believes that our ability is dependent on our ability to implement our business plan, raise capital and generate revenues. See Report of Independent Registered Public Accounting Firm on page F-1, together with the Company’s audited consolidated financial statements for the fiscal year ended February 28, 2015.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item 7A.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Consolidated Financial Statements at page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the specified time periods. For the last 2 fiscal years, these controls and procedures were insufficient due to insufficient capital to maintain such controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, the Company’s management evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures. Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that these controls and procedures were ineffective for the last 3 fiscal years in ensuring that information requiring disclosure is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended February 28, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

The Company does not expect that its disclosure controls and procedures or its internal control over financial reporting will prevent all errors and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable not absolute assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of February 29, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on this assessment, and on those criteria, management concluded that, due to the material weaknesses identified below, the Company’s internal control over financial reporting was ineffective as of February 28, 2015.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected on a timely basis. The specific material weaknesses identified by our management relate to limited resources and inadequate number of personnel in our accounting and financial reporting group due to insufficient capital to maintain such resources. Management has determined that our internal audit function is also significantly deficient due to insufficient resources to perform internal audit functions. This was further evidenced by our inability to timely file our annual reports on Form 10-K for the fiscal years ended February 28, 2015, and February 29, 2016 and our quarterly reports on Form 10-Q for the fiscal quarters ended May 31, 2015, August 31, 2015, November 30, 2015, May 31, 2016, August 31 2016, November 30, 2016 and May 31, 2017.

Management plans to remediate these weaknesses by prioritizing the allocation of financial and personnel resources to ensure that the Company’s accounting and financial reporting groups are sufficiently able to effectuate information requiring disclosure being recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Since February 28, 2017, the Company has engaged a registered public accounting firm to complete the required audit of the Company’s financial statements and is in the process of filing all outstanding periodic reports with the SEC.

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

Name	Age	Title
Melvin Gagerman	74	Chief Executive Officer, Chief Financial Officer, and Chairman of the Board of Directors

Warren Breslow*	74	Director, Chairman of the Audit Committee, Member of the Nominating Committee and Compensation Committee

Salvador Diaz-Verson, Jr.	61	Director, Chairman of the Compensation Committee, Member of the Audit Committee and Nominating Committee

Robert Kopple*	72	Director

Mr. Breslow resigned as a director in March 2017

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

Warren Breslow. Mr. Breslow is a CPA and has been a director and Chairman of the Audit Committee since we emerged from Chapter 11 bankruptcy proceedings on January 31, 2006. Mr. Breslow is the General Partner and Chief Financial Officer of Goldrich & Kest Industries (“G & K Industries”). He joined G & K Industries in 1972 as controller and assumed his current position as General Partner and Chief Financial Officer in 1974. As General Partner and Chief Financial Officer of G & K Industries, Mr. Breslow oversees the financial aspects of its construction activity, as well as its management operations and information systems center. He is also the past president and a lifetime member of the board of directors of the Stephen S. Wise Temple, and supports numerous charitable and civic organizations. Prior to his association with G & K Industries, Mr. Breslow was a manager with the international accounting firm of Laventhol & Horwath. Mr. Breslow resigned from the Board of Directors in March 2017.

Salvador Diaz-Verson, Jr. Mr. Diaz-Verson has served as a director since June 2007. He previously served as one of our directors from 1997-2005. Mr. Diaz-Verson is the founder, Chairman and President of Diaz-Verson Capital Investments, Inc., and was a registered investment advisor with the Securities and Exchange Commission until 2009. Mr. Diaz-Verson served as President and member of the board of directors of American Family Corporation (AFLAC, INC.) from 1976 until 1992. Mr. Diaz-Verson served as Executive Vice President and Chief Investment Officer of American Family Life Assurance Company, a subsidiary of AFLAC, INC. He is currently Chairman of Miramar Securities. Mr. Diaz-Verson has received two presidential appointments to the Christopher Columbus Fellowship Foundation; first by President George H.W. Bush in 1992 and subsequently by President Clinton in 2000. Mr. Diaz-Verson is a trustee of the Florida State University Foundation and is a national trustee of the Boys and Girls Club of America. He also serves as a trustee of Clark Atlanta University. Mr. Diaz-Verson is a graduate of Florida State University and was selected as a director in view of his lengthy experience in managing companies and his knowledge of capital investments.

Robert Kopple. Mr. Kopple is an investor, businessman, and lawyer.  He is a founding partner in a law firm based in Los Angeles, California specializing in taxation and business law. Mr. Kopple manages interests in real estate and operating companies and has provided equity and debt financing for a number of companies.  Mr. Kopple has served as a director since September 2013 and is a significant investor in Aura.

Section 16(a) Beneficial Ownership Reporting Compliance

Our shares of common stock are registered under the Securities Exchange Act of 1934, and therefore our executive officers and directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% stockholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file. Based on our review of the copies of such forms received by us, and to the best of our knowledge, no executive officers, directors and persons holding greater than 10% of our issued and outstanding stock have filed the required reports during the year ended February 28, 2015.

Code of Ethics

We have adopted a Code of Ethics applicable to the Company’s Chief Executive Officer, Chief Financial Officer and all other members of the Company’s Finance Department. This Code of Ethics is posted on the Company’s website within a broader Code of Business Conduct and Ethics at www.aurasystems.com in the Investor Relations section. We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or a waiver from, the provision of our Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and that relates to any element of such provision of our Code of Ethics by posting such information on our website within four business days of the date of such amendment or waiver. In the case of a waiver, the nature of the waiver, the name of the person to whom the waiver was granted and the date of the waiver will also be disclosed.

Family Relationships

None of our directors or executive officers is related to one another.

Legal Proceedings

To the best of our knowledge, none of our executive officers or directors other than Robert Kopple is a party to any material proceedings adverse to the Company, have any material interest adverse to the Company or have, during the past ten years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	had any bankruptcy petition filed by or against him/her or any business of which he/she was a general partner or executive officer, either at the time of the bankruptcy or within two years prior to that time;

●	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his/her involvement in any type of business, securities, futures, commodities or banking activities;

●	been found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●	been subject to, or party to, any judicial or administrative order, judgment, decree , or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of (i) any Federal or State securities or commodities law or regulation, (ii) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order or (iii) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Committees of the Board of Directors

The Board maintains the following committees to assist it in discharging its oversight responsibilities.

Audit Committee. The Audit Committee does not have a formal charter but is responsible primarily for overseeing the services performed by our independent registered public accounting firm, evaluating our accounting policies and system of internal controls, and reviewing our annual and quarterly reports before filing with the Securities and Exchange Commission. The members of the Audit Committee for fiscal 2016 were Mr. Warren Breslow, (Chairperson) and Mr. Salvador Diaz-Verson. Our Board determined that Mr. Breslow was an “audit committee financial expert” as such term is defined by the rules and regulations of the Securities and Exchange Commission. Mr. Breslow resigned as a director in March 2017.

Compensation Committee. The Compensation Committee does not have a formal charter however the committee reviews and recommends to the full Board the amounts and types of compensation to be paid to the Chairman and Chief Executive Officer; reviews and approves the amounts and types of compensation to be paid to our other executive officers and the non-employee directors; reviews and approves, on behalf of the Board, salary, bonus and equity guidelines for our other employees; and administers our 2006 Stock Option Plan. The Compensation Committee is currently comprised of Mr. Diaz-Verson (Chairperson) and Mr. Breslow. Mr. Breslow has provided loans to us in the amount of $14,235,960. For a discussion about Mr. Breslow’s loans to us, please see “Management’s Discussion and Analysis of Results of Operations – Liquidity” and “Certain Relationships and Related Party Transactions”.

Nominating Committee. The Nominating Committee does not have a formal charter but assists the Board in identifying qualified individuals to become directors, determines the composition of the Board and its committees, monitors the process to assess the Board’s effectiveness and helps develop and implement our corporate governance guidelines. The Nominating Committee also considers nominees proposed by shareholders. The Nominating Committee currently consists of Mr. Diaz-Verson.

Special Committee. In September 2016, the Board of Directors appointed Messrs. Gagerman and Diaz-Verson to a Special Committee to seek to negotiate restructuring agreements with each of Mr. Breslow and Mr. Kopple, to review the Company’s relationships with each of Mr. Breslow and Mr. Kopple, to independently assess the transactions with each of Mr. Breslow and Mr. Kopple, and to undertake such other inquiries and investigations, and make such recommendations, as the Special Committee considers in the best interests of the Company and its stockholders as a whole. See the Related Transactions disclosure under “Liquidity and Capital Resources” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

Director Compensation

Although we do not currently compensate our directors in cash for their service as members of our Board of Directors, the Board may, in its discretion, elect to compensate directors for attending Board and Committee meetings and to reimburse directors for out-of-pocket expenses incurred in connection with attending such meetings. Additionally, our directors are eligible to receive stock options under the 2011 Directors and Executive Officer Stock Option Plan. There are no payments due to any Directors upon their resignation or retirement as members of the Board.

ITEM 11. EXECUTIVE COMPENSATION

The following table summarizes all compensation earned for the fiscal years ended February 29, 2016 and February 28, 2014, to the individual who served as our chief executive officer during fiscal 2017. We had no other officers who would qualify as “named executive officers” as such term is defined in Item 402 of Regulation S-K and serving in such capacity at any time during the year ended February 28, 2015 (the "Named Executive Officers").

2015 Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation	All Other Compensation ($)		Total ($)

Melvin Gagerman (1)	2015	360,000	-	-	50,770	(3)	404,961	(4)
Chief Executive Officer,	2014	360,000	-	-	24,767	(4)	384,767
Chief Financial Officer

(1)	Mr. Gagerman was elected Chairman and Chief Financial Officer effective February 1, 2006 and was elected President and Chief Executive Officer effective May 25, 2006.
(2)	Reflects the fair market value amount at the date of grant using the assumptions set forth in Note 9 to the financial statements included elsewhere in this Annual Report.
(3)	Represents $24,000 in automobile allowance, $11,865 for the cost of life and long term care insurance premiums, and $14,905 in medical expense reimbursements. No bonuses or stock awards were granted to the above individuals for the 2015 fiscal year. No bonuses or stock awards were granted to the above individuals for the 2015 fiscal year.
(4)	Mr. Gagerman salary of $360,000 for 2015 was not paid but was accrued.
(5)	Represents automobile allowance, the cost of life insurance premiums, and medical expense reimbursement. No bonuses or stock awards were granted to the above individuals for the 2014 fiscal year.

Outstanding Equity Awards at 2015 Fiscal Year-End

The following table summarizes certain information regarding the number and value of all options to purchase our common stock held by the individuals named in the Summary Compensation Table at February 28, 2015. No stock awards or equity incentive plan awards were issued or outstanding during fiscal 2015.

2015 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

	Option Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Name	Exercisable	Un-exercisable

Melvin Gagerman	1,100,000	0	--	$0.75	2/28/20
Melvin Gagerman	1,400,000	0	--	$0.75	6/2/21
Melvin Gagerman	1,000,000	0	--	$1.00	8/25/16

Option Exercises and Stock Vesting During 2015

No stock options were exercised during fiscal 2015 by the individuals named in the Summary Compensation Table. No stock awards were issued or outstanding during fiscal 2015.

Employment Contracts, Termination of Employment Contracts and Change in Control Arrangements

In November 2006, we entered into a written employment agreement with Melvin Gagerman (the “Gagerman Agreement”) regarding the terms and conditions of his employment as CEO. The Gagerman Agreement originally was in effect through February 28, 2010, and was terminated as of February 28, 2014. We do not currently have any employment agreements with any of our Named Executive Officers.

Under the terms of the Gagerman Agreement, Mr. Gagerman was entitled to a base salary of $360,000 per year. Additionally, the Gagerman Agreement provided Mr. Gagerman with options to purchase 300,000 shares of common stock at an exercise price of $2.00 per share, of which 50,000 options are designated for tax purposes as “incentive stock options” and the remaining options are non-qualified options. The Gagerman Agreement originally provided for an option term of three years, which was subsequently extended to five years. The options vest at the rate of 25,000 per month and all options vested as of November 2007. In June of 2009, all outstanding options granted to Mr. Gagerman were cancelled with his agreement, and 1,400,000 new five year options exercisable at $1.50 were granted. Mr. Gagerman’s options were extended until 2020. The Gagerman Agreement further required the Company to pay life insurance premiums on Mr. Gagerman’s private life insurance policy, up to $7,500 per year. Mr. Gagerman was also entitled to receive $2,000 per month as an automobile allowance and country club dues, and reimbursement of country club initiation fee of up to $8,000. In addition to health and dental insurance generally available to all of our employees, Mr. Gagerman was also entitled to receive reimbursement of up to $15,000 per year for all non-covered medical and dental expenses for himself and his spouse, including deductibles and co-payments. The Gagerman Agreement also entitled Mr. Gagerman to reimbursement for the cost of long term care insurance.

In fiscal 2016, Mr. Gagerman was entitled to a base salary of $360,000 per year, which was accrued by the Company but not paid to Mr. Gagerman due to the Company’s inability to pay Mr. Gagerman any salary. It is expected that the Company will pay Mr. Gagerman the amount he is due for prior services when and if the Company generates sufficient revenue to do so. There is no agreement to pay Mr. Gagerman for his services in fiscal 2017; however, the Board has the discretion to pay Mr. Gagerman for services he renders to the Company if the Company generates sufficient revenue to do so.

Potential Payments to the Named Executive Officers Upon Termination or Change in Control

None of the named executive officers is entitled to any payments or benefits upon termination, whether by change in control or otherwise, other than benefits available generally to all employees.

Director Compensation During Fiscal 2015

The following table summarizes all compensation paid to directors other than named executive officers during fiscal 2015.

2015 DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Warren Breslow (2)	-	-	-	-	-	-
Salvador Diaz-Verson, Jr. (3)	-	-	-	-	-	-
Robert Kopple (4)	-	-	-	-	-	-

(1)	Reflects the fair market value amount at the date of grant using the assumptions set forth in Note 9 to the financial statements included elsewhere in this Annual Report.
(2)	The director had 5,350,000 director options outstanding as of February 28, 2015.
(3)	The director had 350,000 director options outstanding as of February 28, 2015.
(4)	The director had no director options outstanding as of February 28, 2015

Although we do not currently compensate our directors for this service as members of our Board of Directors, the Board may, at its discretion, compensate directors for attending board and committee meetings and reimburse the directors for out-of-pocket expenses incurred in connection with attending such meetings. Our directors are also eligible to receive stock option grants under our 2006 employee stock option plan and Director Warrants authorized under our Chapter 11 Plan of Reorganization.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, to the extent of our knowledge, certain information regarding our common stock owned as of August 30, 2017 (i) by each person who is known to be the beneficial owner of more than 5% of our outstanding common stock, (ii) by each of our Directors and the named executive officers in the Summary Compensation Table, and (iii) by all Directors and current executive officers as a group:

Beneficial Ownership Table

Beneficial Owner	Number of Shares of Common Stock	Percent of Common Stock (1)
Melvin Gagerman (2)	7,796,801	6.1%
Warren Breslow (3)	6,287,966	4.9%
Salvador Diaz-Verson, Jr. (4)	790,934	*
Robert Kopple (5)	25,349,089	20.0%
All current executive officers and Directors as a group (three) (6)	33,936,824	26.1%

5% Stockholders
None other than the Directors named above

* Less than 1% of outstanding shares.

(1)	Beneficial ownership is determined in accordance with rules of the Securities and Exchange Commission. The calculation of the percentage of beneficial ownership is based upon 126,608,391 shares of common stock outstanding on August 30, 2017. In computing the number of shares beneficially owned by any shareholder and the percentage ownership of such shareholder, shares of common stock which may be acquired by a such shareholder upon exercise or conversion of warrants or options which are currently exercisable or exercisable within 60 days of August 30, 2017, are deemed to be exercised and outstanding. Such shares, however, are not deemed outstanding for purposes of computing the beneficial ownership percentage of any other person. Shares issuable upon exercise of warrants and options which are subject to shareholder approval are not deemed outstanding for purposes of determining beneficial ownership. Except as indicated by footnote, to our knowledge, the persons named in the table above have the sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(2)	Includes 5,675,258 warrants and options exercisable within 60 days of August 30, 2017.

(3)	Includes 4,923,901 warrants and options exercisable within 60 days of August 30, 2017. Mr. Breslow resigned as a director in March 2017.

(4)	Includes 723,489 warrants and options exercisable within 60 days of August 30, 2017.

(5)	Based on a Schedule 13D filed by Mr. Kopple with the SEC on September 11, 2013. The business address of Mr. Kopple is 10866 Wilshire Blvd., Suite 1500, Los Angeles, California 90024. The Company is also presently engaged in a dispute with Mr. Kopple that includes a claim regarding approximately 22.9 million warrants which Mr. Kopple claims to be owed to him and his affiliates by the Company. The Company believes that it has valid defenses against Mr. Kopple’s claims and that no warrants are issuable to Mr. Kopple. Accordingly, the amount reflected herein does not include the warrants in dispute. See Item 3. “Legal Proceedings”, “Liquidity and Capital Resources” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K for additional information regarding the transactions under dispute.

(6)	Excludes Mr. Breslow, who resigned from the Board of Directors in March 2017.

The mailing address for the officers and directors is c/o Aura Systems, Inc., 10541 Ashdale St., Stanton, CA 90680.

Securities Authorized for Issuance Under Equity Compensation Plans as of February 28, 2017

Equity Compensation Plan Information as of February 28, 2017

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	7,224,000	$0.76	11,767,258
Equity compensation plans not approved by security holders	15,550,000	$0.75	3,441,258

(1)	Reflects options under the 2006 Stock Option Plan. The 2006 Stock Option Plan authorizes the Company to grant stock options exercisable for up to an aggregate number of shares of common stock equal to the greater of (i) 3,000,000 shares of common stock, or (ii) 10% of the number of shares of common stock outstanding from time to time. The numbers in this table are as of February 28, 2017.

For additional information regarding options and warrants, see Note 10 to our financial statements appearing elsewhere in this report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Transactions

See the related transactions disclosure under “Liquidity and Capital Resources” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

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

See the Related Transactions disclosure under “Liquidity and Capital Resources” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

Director Independence

Using the definition of “independence” included in the listing rules of The Nasdaq Stock Market, our Board has determined that director Mr. Diaz-Verson is independent.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND DISCLOSURES

The following table sets forth the aggregate fees billed to us by Kobani and Company for the year ending on February 28, 2014 audit and KSP Group, Inc. for the years ended February 28, 2015.

	Year Ended February 28,
	2015	2014
Audit Fees	$40,000	$82,500
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-

Total	$40,000	$82,500

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

Audit Fees

Services provided to us by Kabani and Company with respect the audit of our annual financial statements and review of our annual reports on Form 10-K and for reviews of the financial statements included in our quarterly reports on Form 10-Q for the first three quarters of the year ended February 28, 2014.

Services provided to us by KSP Group, Inc. with respect the audit of our annual financial statements and review of our annual reports on Form 10-K and for reviews of the financial statements included in our quarterly reports on Form 10-Q for the first three quarters of the year ended February 28, 2015

Audit Related Fees

Kabani and Co did not provide any professional services to us during fiscal 2015 or fiscal 2015 which would constitute “audit related fees”.

KSP Group, Inc. did not provide any professional services to us during fiscal 2015 or fiscal 2015 which would constitute “audit related fees”.

Tax Fees

Kabani and Company. did not provide any professional services to us during fiscal 2015 or fiscal 2015 which would constitute “tax fees”.

KSP Group, Inc. did not provide any professional services to us during fiscal 2015 or fiscal 2015 which would constitute “tax fees”.

All Other Fees

KSP Group, Inc. did not provide any professional services to us during fiscal 2015 or fiscal 2015 which would constitute “other fees”.

On February 8, 2017, Kabani & Company, Inc. (“Kabani”) resigned as the Company’s independent registered public accounting firm, effective as of February 8, 2017.

Kabani served as the Company’s independent registered public accounting firm for the Company’s fiscal years ended February 28, 2014, and February 28, 2013. The reports of Kabani on the Company’s financial statements for the years ended February 28, 2014, and February 28, 2013 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

During the fiscal years ended February 28, 2014, and February 28, 2013 and through September 18, 2017, there were no disagreements with Kabani on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Kabani would have caused it to make reference to the subject matter of the disagreements in connection with its reports. During the fiscal years ended February 28, 2014, and February 28, 2013 and through September 18, 2017, there have been no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K).

The Company requested that Kabani review the disclosures contained herein and asked Kabani to furnish the Company with a letter addressed to the U.S. Securities and Exchange Commission containing any new information, clarification of the Company’s expression of Kabani’s views, or the respects in which Kabani does not agree with the statements contained herein. A copy of the letter is filed as Exhibit 16.1 hereto.

In February 2017, the Company engaged KSP Group, Inc. ("KSP") as the Company's independent registered public accounting firm for the fiscal years ending February 28, 2015, February 29, 2016 and February 28, 2017. The decision to appoint KSP was approved by the Audit Committee of the Board of Directors.

During the two most recent fiscal years and during the subsequent interim period from March 1, 2017 through September 18, 2017, neither the Company nor anyone on its behalf consulted KSP regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, and neither a written report nor oral advice was provided to the Company that KSP concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue, or (ii) any matter that was either the subject of a “disagreement” or a “reportable event,” each as defined in Regulation S-K Item 304(a)(1)(v), respectively.

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

Consistent with the SEC’s rules, the Audit Committee pre-approves all audit and permissible non-audit services provided by our independent auditors. These services may include audit services, audit-related services, tax and other services. Pre-approval is generally provided for up to one year, and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis. During fiscal 2017 and 2016 and 2015 all services provided by KSP Group, Inc. were pre-approved by the Audit Committee in accordance with this policy.

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

1.      Financial Statements

See Index to Consolidated Financial Statements at page F-1

2.      Financial Statement Schedules

See Index to Consolidated Financial Statements at page F-1

3.      Exhibits

INDEX TO EXHIBITS

Description of Documents

3.1	Amended and Restated Certificate of Incorporation of Aura Systems, Inc. (Incorporated by reference to Exhibit 3.1 to Aura Systems, Inc.’s Form 10-K filed on June 15, 2009)
3.2	Amended and Restated Bylaws of Aura Systems, Inc. (Incorporated by reference to Exhibit 3.2 to Aura Systems, Inc.’s Report on Form 10-K filed on June 15, 2009)
10.1*	Aura Systems, Inc. 2006 Stock Option Plan (Incorporated by reference to Exhibit 10.4 to Aura System, Inc.’s Form 10-K filed on March 25, 2008)
10.2*	Form of Aura Systems, Inc. Non-Statutory Stock Option Agreement (Incorporated by reference to Exhibit 10.5 to Aura System, Inc.’s Form 10-K filed on March 25, 2008)
10.3	Demand Promissory Note dated July 5, 2011 by Aura Systems, Inc. in favor of Warren Breslow in the original principal amount of $250,000 (Incorporated by reference to Exhibit 10.59 to Aura Systems, Inc.’s Form 10-Q filed October 17, 2011)
10.4	Demand Promissory Note dated August 4, 2011 by Aura Systems, Inc. in favor of Warren Breslow in the original principal amount of $100,000 (Incorporated by reference to Exhibit 10.60 to Aura Systems, Inc.’s Form 10-Q filed October 17, 2011)
10.5	Demand Promissory Note dated August 12, 2011 by Aura Systems, Inc. in favor of Warren Breslow in the original principal amount of $225,000 (Incorporated by reference to Exhibit 10.61 to Aura Systems, Inc.’s Form 10-Q filed October 17, 2011)
10.6	Demand Promissory Note dated August 25, 2011 by Aura Systems, Inc. in favor of Warren Breslow in the original principal amount of $250,000 (Incorporated by reference to Exhibit 10.62 to Aura Systems, Inc.’s Form 10-Q filed October 17, 2011)
10.7	Demand Promissory Note dated September 16, 2011 by Aura Systems, Inc. in favor of Warren Breslow in the original principal amount of $250,000 (Incorporated by reference to Exhibit 10.63 to Aura Systems, Inc.’s Form 10-Q filed January 17, 2012)
10.8	Demand Promissory Note dated September 23, 2011 by Aura Systems, Inc. in favor of Warren Breslow in the original principal amount of $250,000 (Incorporated by reference to Exhibit 10.64 to Aura Systems, Inc.’s Form 10-Q filed January 17, 2012)
10.9	Demand Promissory Note dated December 16, 2011 by Aura Systems, Inc. in favor of Warren Breslow in the original principal amount of $250,000 (Incorporated by reference to Exhibit 10.65 to Aura Systems, Inc.’s Form 10-K filed on May 29, 2012)
10.10	Demand Promissory Note dated January 15, 2012 by Aura Systems, Inc. in favor of Warren Breslow in the original principal amount of $450,000 (Incorporated by reference to Exhibit 10.66 to Aura Systems, Inc.’s Form 10-K filed on May 29, 2012)
10.11	Demand Promissory Note dated February 23, 2012 by Aura Systems, Inc. in favor of Warren Breslow in the original principal amount of $250,000 (Incorporated by reference to Exhibit 10.67 to Aura Systems, Inc.’s Form 10-K filed on May 29, 2012)
10.11	Securities Purchase Agreement dated September 26, 2011 by and between Aura Systems Inc. and certain institutional investors (Incorporated by reference to Exhibit 10.1 to Aura Systems, Inc.’s Form 8-K filed on September 27, 2011)
10.12	Registration Rights Agreement dated September 26, 2011 by and between Aura Systems Inc. and certain institutional investors (Incorporated by reference to Exhibit 10.2 to Aura Systems, Inc.’s Form 8-K filed on September 27, 2011)
10.13	Security Agreement dated September 26, 2011 by and between Aura Systems Inc. and certain institutional investors (Incorporated by reference to Exhibit 10.3 to Aura Systems, Inc.’s Form 8-K filed on September 27, 2011)
10.14	Guaranty dated September 26, 2011 (Incorporated by reference to Exhibit 10.4 to Aura Systems, Inc.’s Form 8-K filed on September 27, 2011)
10.15	Subordination and Intercreditor Agreement dated September 26, 2011 by and between Aura Systems Inc., Warren Breslow and certain institutional investors (Incorporated by reference to Exhibit 10.5 to Aura Systems, Inc.’s Form 8-K filed on September 27, 2011)
10.13	Demand Promissory Note dated March 22, 2012 by Aura Systems, Inc. in favor of Warren Breslow in the original principal amount of $300,000 (Incorporated by reference to Exhibit 10.68 to Aura Systems, Inc.’s Form 10-Q filed on July 13, 2012)
10.14	Demand Promissory Note dated March 23, 2012 by Aura Systems, Inc. in favor of Warren Breslow in the original principal amount of $200,000 (Incorporated by reference to Exhibit 10.69 to Aura Systems, Inc.’s Form 10-Q filed on July 13, 2012)

10.15	Demand Promissory Note dated April 5, 2012 by Aura Systems, Inc. in favor of Warren Breslow in the original principal amount of $200,000 (Incorporated by reference to Exhibit 10.70 to Aura Systems, Inc.’s Form 10-Q filed on July 13, 2012)
10.16	Demand Promissory Note dated April 23, 2012 by Aura Systems, Inc. in favor of Warren Breslow in the original principal amount of $400,000 (Incorporated by reference to Exhibit 10.71 to Aura Systems, Inc.’s Form 10-Q filed on July 13, 2012)
10.17	Demand Promissory Note dated May 3, 2012 by Aura Systems, Inc. in favor of Warren Breslow in the original principal amount of $400,000 ((Incorporated by reference to Exhibit 10.72 to Aura Systems, Inc.’s Form 10-Q filed on July 13, 2012)
10.18	Demand Promissory Note dated May 24, 2012 by Aura Systems, Inc. in favor of Warren Breslow in the original principal amount of $300,000 (Incorporated by reference to Exhibit 10.73 to Aura Systems, Inc.’s Form 10-Q filed on July 13, 2012)
10.19	Demand Promissory Note dated June 1, 2012 by Aura Systems, Inc. in favor of Warren Breslow in the original principal amount of $300,000 (Incorporated by reference to Exhibit 10.74 to Aura Systems, Inc.’s Form 10-Q filed on October 15, 2012)
10.20	Demand Promissory Note dated June 22, 2012 by Aura Systems, Inc. in favor of Warren Breslow in the original principal amount of $300,000 (Incorporated by reference to Exhibit 10.75 to Aura Systems, Inc.’s Form 10-Q filed on October 15, 2012)
10.21	Demand Promissory Note dated August 24, 2012 by Aura Systems, Inc. in favor of Warren Breslow in the original principal amount of $300,000 (Incorporated by reference to Exhibit 10.76 to Aura Systems, Inc.’s Form 10-Q filed on October 15, 2012)
10.22	Demand Promissory Note dated August 27, 2012 by Aura Systems, Inc. in favor of Warren Breslow in the original principal amount of $150,000 (Incorporated by reference to Exhibit 10.77 to Aura Systems, Inc.’s Form 10-Q filed on October 15, 2012)
10.23	Convertible Promissory Note dated August 10, 2012 by Aura Systems, Inc. in favor of Peter Dalrymple in the original principal amount of $1,000,000 (Incorporated by reference to Exhibit 10.78 to Aura Systems, Inc.’s Form 10-Q filed on October 15, 2012)
10.24	Demand Promissory Note dated September 6, 2012 by Aura Systems, Inc. in favor of Warren Breslow in the original principal amount of $500,000 (Incorporated by reference to Exhibit 10.79 to Aura Systems, Inc.’s Form 10-Q filed on January 14, 2013)
10.25	Demand Promissory Note dated September 27, 2012 by Aura Systems, Inc. in favor of Warren Breslow in the original principal amount of $300,000 (Incorporated by reference to Exhibit 10.80 to Aura Systems, Inc.’s Form 10-Q filed on January 14, 2013)
10.26	Demand Promissory Note dated October 19, 2012 by Aura Systems, Inc. in favor of Warren Breslow in the original principal amount of $250,000 (Incorporated by reference to Exhibit 10.81 to Aura Systems, Inc.’s Form 10-Q filed on January 14, 2013)
10.27	Demand Promissory Note dated October 25, 2012 by Aura Systems, Inc. in favor of Warren Breslow in the original principal amount of $300,000 (Incorporated by reference to Exhibit 10.82 to Aura Systems, Inc.’s Form 10-Q filed on January 14, 2013)
10.28	Demand Promissory Note dated November 2, 2012 by Aura Systems, Inc. in favor of Warren Breslow in the original principal amount of $135,000 (Incorporated by reference to Exhibit 10.83 to Aura Systems, Inc.’s Form 10-Q filed on January 14, 2013)
10.29	Demand Promissory Note dated November 30, 2012 by Aura Systems, Inc. in favor of Warren Breslow in the original principal amount of $100,000 (Incorporated by reference to Exhibit 10.84 to Aura Systems, Inc.’s Form 10-Q filed on January 14, 2013)
10.30	Convertible Promissory Note dated October 2, 2012 by Aura Systems, Inc. in favor of Peter Dalrymple in the original principal amount of $500,000 (Incorporated by reference to Exhibit 10.85 to Aura Systems, Inc.’s Form 10-Q filed on January 14, 2013)
10.31	Financing Letter of Agreement dated June 20, 2014 between Aura Systems, Inc. and KF Business Ventures, LP, joined by its affiliate Kopple Family Partnership, LP**
10.32	Unsecured Promissory Note dated June 20, 2014 by Aura Systems, Inc. in favor of KF Business Ventures, LP in the original principal amount of $2,915,206.11 (Incorporated by reference to Exhibit A of Exhibit 10.31 to this Form 10-K)**
10.33	Form of Warrant by Aura Systems, Inc. to KF Business Ventures, LP (Incorporated by reference to Exhibit B of Exhibit 10.31 to this Form 10-K)**
10.34	Debt Refinancing Agreement dated January 24, 2017 by and between Aura Systems, Inc., on the one hand, and Warren Breslow and the Survivor’s Trust Under the Warren L. Breslow Trust, on the other hand (Incorporated by reference to Exhibit 10.1 to Aura Systems, Inc.’s Form 8-K filed on January 25, 2017)

10.35	Unsecured Convertible Promissory Note dated January 24, 2017 by and between the Survivor’s Trust Under the Warren L. Breslow Trust and Aura Systems, Inc. (Incorporated by reference to Exhibit 10.2 to Aura Systems, Inc.’s Form 8-K filed on January 25, 2017)
10.36	Sino-Foreign Cooperative Joint Venture Contract dated January 27, 2017 between Aura Systems, Inc. and Jiangsu AoLunTe Electrical Machinery Industrial Col, Ltd. (Incorporated by reference to Exhibit 10.1 to Aura Systems, Inc.’s Form 8-K filed on February 1, 2017)
10.37	First Amendment to Transaction Documents dated January 30, 2017 among Registrant and those persons who have signed the signature page thereto (Incorporated by reference to Exhibit 10.1 to Aura Systems, Inc.’s Form 8-K filed on February 8, 2017)
10.38	Securities Purchase Agreement dated May 6, 2013 among Registrant and those persons listed on the Schedule of Buyers attached thereto (Incorporated by reference to Exhibit 10.2 to Aura Systems, Inc.’s Form 8-K filed on February 8, 2017)
14.1	Code of Ethics (Incorporated by reference to Exhibit 14.1 to Aura Systems, Inc.’s Form 10-K filed on March 25, 2008)
16.1	Letter of Kabani & Company
31.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

*	Indicates a management contract or compensatory plan or arrangement.

**	See Item 3. “Legal Proceedings” and Item 12. “Security Ownership of Certain Beneficial Owners and Management” included elsewhere in this Annual Report on Form 10-K for information on the dispute with Mr. Kopple regarding these exhibits.

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

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AURA SYSTEMS, INC.

Dated:	September 18, 2017

By:	/s/ Melvin Gagerman
Melvin Gagerman
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signatures	Title	Date

/s/ Melvin Gagerman	Chief Executive Officer and Acting Chief Financial Officer	September 18, 2017
Melvin Gagerman	(Principal Executive Officer, Principal Financial Officer,
Principal Accounting Officer)

/s/ Salvador Diaz-Verson, Jr.	Director	September 18, 2017
Salvador Diaz-Verson, Jr.

Director
Robert Kopple

5757 W Century Blvd, Suite 303, Los Angeles, CA 90045 Tel +1(310) 568-1628 Fax +1(310) 410-0371

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Aura Systems, Inc.

We have audited the accompanying balance sheets of Aura Systems, Inc. (a Delaware corporation), (the “Company”) as of February 28, 2015 and February 28, 2014, and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the two-year period ended February 28, 2015. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aura Systems, Inc. as of February 28, 2015 and February 28, 2014, and the results of its operations and its cash flows for each of the years in the two year period ended February 28, 2015 in conformity with accounting principles generally accepted in the United States of America.

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

As discussed in note 15, the financial statement for the year ended February 28, 2014 has been restated.

/s/ Los Angeles, California

September 11, 2017

AURA SYSTEMS, INC.

BALANCE SHEETS

	As of February 28,	As of February 28,
	2015	2014
		(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$34,855	$40,927
Accounts receivable, net, respectively	58,957	155,719
Other current assets	60,597	100,952
Total current assets	154,409	297,598

Deposits	100,138	89,138
Property, plant, and equipment, net	945	7,955

Total assets	$255,492	$394,691

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,889,453	$2,077,513
Accrued expenses	4,524,919	3,385,937
Customer advances	464,067	80,641
Notes payable	1,942,990	1,559,990
Convertible notes payable, net of discount	2,720,700	2,567,556
Notes payable and accrued interest- related party	23,905,073	19,730,372
Total current liabilities	35,447,202	29,402,009

Convertible note payable, net of discount	1,277,261	1,187,598
Convertible note payable and accrued interest-related party, net of discount	2,096,113	2,176,005

Total liabilities	38,820,576	32,765,612

Commitments and contingencies

Stockholders’ deficit:
Common stock, $0.0001 par value; 150,000,000 shares authorized at February 28, 2015 and 2014; 113,001,432 and 88,914,499 issued and outstanding at February 28, 2015 and, 2014, respectively	11,304	8,891
Additional paid-in capital	410,404,692	404,314,016
Accumulated deficit	(448,981,080)	(436,693,828)

Total stockholders’ deficit	(38,565,084)	(32,370,921)

Total liabilities and stockholders’ deficit	$255,492	$394,691

The accompanying notes are an integral part of these financial statements.

AURA SYSTEMS, INC.

STATEMENTS OF OPERATIONS

	For the Year ended February 28, 2015	For the Year ended February 28, 2014
		(Restated)

Net revenues	$1,155,811	$2,317,352
Cost of goods sold	490,379	909,222

Gross profit	665,432	1,408,130

Operating expenses:
Engineering, research and development	845,135	1,294,619
Selling, general, and administrative	8,898,166	9,099,230

Total operating expenses	9,743,301	10,393,849

Loss from operations	(9,077,869)	(8,985,719)

Other income (expense):
Interest expense, net	(3,214,963)	(3,991,156)
Gain on settlement of debt, net	-	203,110
Other income net	5,580	49,607

Total other expense	(3,209,383)	(3,738,439)

Net Loss	$(12,287,252)	$(12,724,158)

Basic and diluted loss per share	$(0.11)	$(0.15)

*Weighted-average shares outstanding	109,542,599	84,780,593

* Basic and diluted weighted average number of shares outstanding are equivalent because the effect of dilutive securities is anti-dilutive.

The accompanying notes are an integral part of these financial statements

AURA SYSTEMS, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED FEBRUARY 28, 2015 AND 2014(Restated)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit

Balance, February 28, 2013	76,604,573	$7,661	$400,029,521	$(423,969,670)	$(23,932,488)

Shares issued for note conversions	2,660,225	267	1,126,736		1,127,002

Shares issued for services	3,562,118	356	974,370		974,726
Shares issued for cancellation of warrants	4,254,250	425	(425)		-
Shares issued for re-pricing	1,833,333	183	(183)		-
Discount on convertible notes payable			1,484,538		1,484,538
Employee option and warrant expense			699,459		699,459
Net Loss				(12,724,158)	(12,724,158)

Balance, February 28, 2014(Restated)	88,914,499	$8,892	$404,314,016	$(436,693,828)	$(32,370,921)

Common stock issued in private placements, net	3,992,400	399	631,061		631,461
Shares issued for services	2,800,000	280	419,720		420,000
Employee option and warrant expense			3,308,175		3,308,175
Shares issued for warrant exercise	17,334,533	1,733	1,731,720		1,733,453
Net Loss				(12,287,252)	(12,287,252)

Balance, February 28, 2015	113,041,432	$11,304	$410,404,692	$(448,981,080)	$(38,565,084)

The accompanying notes are an integral part of these financial statements

AURA SYSTEMS, INC.

STATEMENTS OF CASH FLOWS

For the Years Ended February 28,

	2015	2014 (Restated)

Cash flows from operating activities:
Net loss	$(12,287,252)	$(12,724,158)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,010	32,515
Provision for bad debt	-	71,319
Stock option and warrant expense	3,308,176	699,459
Amortization of debt discount	515,176	1,079,400
Gain on debt settlement	-	(203,110)
Shares issued for services	420,000	974,726
(Increase) decrease in:
Accounts receivable	96,762	102,513
Inventory
Other current assets	29,355	106,888
Increase (decrease) in:
Accounts payable and accrued expenses	3,757,362	3,904,386
Customer advances	383,426	68,043

Net cash used in operating activities	(3,769,985)	(5,888,019)

Cash flows from investing activities:
Purchase of property, plant, and equipment	-	-

(Continued)

The accompanying notes are an integral part of these financial statements

AURA SYSTEMS, INC.

STATEMENTS OF CASH FLOWS (CONTINUED)

For the Years Ended February 28,

	2015	2014
		(Restated)

Cash flows from financing activities:
Proceeds from notes payable	628,000	1,196,000
Payments on notes payable	(245,000)	(170,000)
Proceeds from notes payable - related party	1,016,000	1,545,000

Proceeds from convertible notes payable	-	1,075,000
Payments on convertible notes payable	-	(306,250)
Proceeds from convertible notes payable-related party	-	2,500,000
Net proceeds from issuance of common stock	2,364,913	-

Net cash provided by financing activities	3,763,913	5,839,750

Net decrease in cash and cash equivalents	(6,072)	(48,269)
Cash and cash equivalents, beginning of year	40,927	89,196

Cash and cash equivalents, end of year	$34,855	$40,927

Supplemental disclosures of cash flow information:
Interest paid	$-	$103,783

Income taxes paid	$-	$-

Supplemental schedule of non-cash financing and investing activities:

During the year ended February 28, 2015, 2,800,000 shares of common stock were issued for services valued at $420,000.

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

The accompanying notes are an integral part of these financial statements

AURA SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

February 28, 2015

NOTE 1 - ORGANIZATION AND OPERATIONS

Aura Systems, Inc., (“Aura”, “We” or the “Company”) a Delaware corporation, was founded to engage in the development, commercialization, and sales of products, systems, and components, using its patented and proprietary electromagnetic technology. Aura develops and sells AuraGen® axial flux mobile induction power systems to the industrial, commercial, and defense mobile power generation markets. In addition, we also sell our developed and patented High Force Electromagnetic Linear Actuators.

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

Accounts Receivable (Restated)

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

Inventories (Restated)

Inventories are valued at the lower of cost (first-in, first-out) or market, on a standard cost basis. We review the components of inventory on a regular basis for excess or obsolete inventory based on estimated future usage and sales. As further described in Note 3, due to historical reasons, we are holding inventories in excess of what we expect to sell in the next fiscal year. The Company has not operated and therefore has not produced product since late 2015. As a result, while the Company believes that a significant portion of the inventory has value, we are unable to substantiate it’s demand and market value and as a result have elected to reserve it in its entirety as of February 28, 2016 and February 28, 2017.

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

Valuation of Long-Lived Assets

The Company accounts for the impairment of long-lived assets, such as fixed assets, patents and trademarks, under the provisions of Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 360, “Property, Plant, and Equipment”, which establishes the accounting for impairment of long-lived tangible and intangible assets other than goodwill and for the disposal of a business. Pursuant to FASB ASC 360, we review for impairment when facts or circumstances indicate that the carrying value of long-lived assets to be held and used may not be recoverable. If such facts or circumstances are determined to exist, an estimate of the undiscounted future cash flows produced by the long-lived asset, or the appropriate grouping of assets, is compared to the carrying value to determine whether impairment exists. If an asset is determined to be impaired, the loss is measured based on various valuation techniques, including a discounted value of estimated future cash flows. We report impairment costs as a charge to operations at the time it is recognized. During the years ended February 28, 2015 and February 28, 2014, we determined that there was no impairment of long-lived assets.

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

Shipping and handling expenses

We record all shipping and handling billings to a customer as revenue earned for the goods provided in accordance with FASB ASC 605-45-45-19, “Shipping and Handling Fees and Costs”. We include shipping and handling expenses in selling, general and administrative expense. Shipping and handling expenses amounted to $61,346 and $123,124 for the years ended February 28, 2015 and February 28, 2014, respectively.

Advertising Expense

Advertising costs are charged to expense as incurred and were immaterial for the years ended February 28, 2015 and February 28, 2014.

Research and Development

Research and development costs are expensed as incurred. These costs include the expenses incurred in the development of products such as the 375amp ECU, the TanGen (dual generator), the eight inch generator, the 30 kW unit and the refrigeration system.

Income Taxes (Restated)

We account for income taxes in accordance with FASB ASC 740, “Income Taxes”. Under FASB ASC 740, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial statement reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax expense for the period, if any, and the change during the period in deferred tax assets and liabilities.

We have significant income tax net operating losses; however, due to the uncertainty of the realize-ability of the related deferred tax asset and other deferred tax assets, a valuation allowance equal to the amount of deferred tax assets has been established at February 28, 2015 and February 28, 2014.

FASB ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merit.

Earnings (Loss) per Share (Restated)

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

Major Customers

During the year ended February 28, 2015, we conducted business with two major customers whose sales comprised 31.6%, and 16.4% of net sales, respectively. As of February 28, 2014, these customers accounted for 39.5% of net accounts receivable. During the year ended February 28, 2014, we conducted business with five major customers whose sales comprised 27.1%, 25.8%, 8.9%, 7.8% and 5.4% of net sales, respectively. As of February 28, 2014, these customers accounted for 97.7% of net accounts receivable.

Recently Issued Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, Interest–Imputation of Interest (Subtopic 835-30) (“ASU 2015-03”), which changes the presentation of debt issuance costs in financial statements. ASU 2015-03 requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. It is effective for annual reporting periods beginning after December 15, 2016. Early adoption is permitted. The new guidance will be applied retrospectively to each prior period presented. The Company is currently in the process of evaluating the impact of adoption of ASU 2015-03 on its balance sheets.

In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) 2016-01, which amends the guidance in U.S. GAAP on the classification and measurement of financial instruments. Changes to the current guidance primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the ASU clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The new standard is effective for fiscal years and interim periods beginning after December 15, 2017, and upon adoption, an entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. Early adoption is not permitted except for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. The Company is currently evaluating the impact of adopting this guidance.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Topic 842 affects any entity that enters into a lease, with some specified scope exemptions. The guidance in this Update supersedes Topic 840, Leases. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For public companies, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently evaluating the impact of adopting ASU No. 2016-02 on our financial statements.

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) that clarifies how to apply revenue recognition guidance related to whether an entity is a principal or an agent. ASU 2016-08 clarifies that the analysis must focus on whether the entity has control of the goods or services before they are transferred to the customer and provides additional guidance about how to apply the control principle when services are provided and when goods or services are combined with other goods or services. The effective date for ASU 2016-08 is the same as the effective date of ASU 2014-09 as amended by ASU 2015-14, for annual reporting periods beginning after December 15, 2017, including interim periods within those years. The Company has not yet determined the impact of ASU 2016-08 on its financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation, or ASU No. 2016-09. The areas for simplification in this Update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public entities, the amendments in this Update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted in any interim or annual period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. Amendments related to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements, forfeitures, and intrinsic value should be applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. Amendments related to the presentation of employee taxes paid on the statement of cash flows when an employer withholds shares to meet the minimum statutory withholding requirement should be applied retrospectively. Amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement and the practical expedient for estimating expected term should be applied prospectively. An entity may elect to apply the amendments related to the presentation of excess tax benefits on the statement of cash flows using either a prospective transition method or a retrospective transition method. We are currently evaluating the impact of adopting ASU No. 2016-09 on our financial statements.

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which provides further guidance on identifying performance obligations and improves the operability and understandability of licensing implementation guidance. The effective date for ASU 2016-10 is the same as the effective date of ASU 2014-09 as amended by ASU 2015-14, for annual reporting periods beginning after December 15, 2017, including interim periods within those years.  In May 2016, the FASB issued ASU 2016-12 “Revenue from Contracts with Customers (Topic 606) - Narrow-Scope Improvements and Practical Expedients,” which amends the guidance on transition, collectability, non-cash consideration, and the presentation of sales and other similar taxes. ASU 2016-12 clarifies that, for a contract to be considered completed at transition, all (or substantially all) of the revenue must have been recognized under legacy GAAP. In addition, ASU 2016-12 clarifies how an entity should evaluate the collectability threshold and when an entity can recognize nonrefundable consideration received as revenue if an arrangement does not meet the standard’s contract criteria. The standard allows for both retrospective and modified retrospective methods of adoption. The Company has not yet determined the impact of ASU 2016-10 on its financial statements.

In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Statements,” which requires companies to measure credit losses utilizing a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2019 (fiscal year 2021 for the Company). The Company has not yet determined the potential effects of the adoption of ASU 2016-13 on its Financial Statements.

In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments,” which aims to eliminate diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other Topics. ASU 2016-15 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2017 (fiscal year 2019 for the Company). The Company has not yet determined the potential effects of the adoption of ASU 2016-15 on its Financial Statements.

All other newly issued accounting pronouncements but not yet effective have been deemed either immaterial or not applicable.

Reclassifications

Certain reclassifications have been made to the 2014 financial statements to conform to the 2015 presentation.

NOTE 3 – INVENTORIES (Restated)

Inventories at February 28, 2015 and February 28, 2014 consisted of the following:

	2015	2014

Raw materials	$1,772,869	$1,808,556
Finished goods	1,565,190	1,735,019

	3,338,059	3,543,575
Inventory reserve	(3,338,059)	(3,543,575)

	$0	$0

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

As described in Note 2 above while the Company believes the inventory has significant value it has elected to fully reserve the inventory due to the inability of determining the demand and, therefore, fair market value at February 28, 2017 and February 28, 2016.

NOTE 4 – OTHER CURRENT ASSETS

Other current assets of $60,597 and $100,952 are primarily comprised of vendor advances of $38,179 and $69,497 as of February 28, 2015 and February 28, 2014, respectively.

NOTE 5 – PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment at February 28, 2015 and February 28, 2014consists of the following:

	2015	2014

Machinery and equipment	$964,111	$964,111
Furniture and fixtures	163,302	163,302

	1,127,413	1,127,413
Less accumulated depreciation and amortization	(1,126,468)	(1,119,458)

Property, plant and equipment, net	$945	$7,955

Depreciation and amortization expense was $7,010 and $32,515 for the years ended February 28, 2015 and February 28, 2014, respectively.

NOTE 6 – NOTES PAYABLE

Notes payable consisted of the following:

	February 28, 2015	February 28, 2014

Demand notes payable, at 10% and 16%	$1,942,990	$1,559,990
Convertible Promissory Note dated August 10, 2012, due August 10, 2017, convertible into shares of our common stock at a price of $0.76 per share. The note carries an interest rate of 7% with interest only payments due on the 10th of each month with the principal payment due on the maturity date.	848,344	786,198
Convertible Promissory Note dated October 2, 2012, due October 2, 2017, convertible into shares of our common stock at a price of $0.76 per share. The note carries an interest rate of 7% with interest only payments due on the 2nd of each month with the principal payment due on the maturity date.	428,917	401,399
Senior secured convertible notes dated May 7, 2013, due May 7, 2014, convertible into shares of our common stock at a price of $0.75 per share. The notes carry an interest rate of 12% with interest due on the last day of the month. The note was not repaid when originally due.	2,395,700	2,261,643
Senior secured convertible notes dated June 20, 2013, due June 20, 2014, convertible into shares of our common stock at a price of $0.50 per share. The note was not repaid when originally due.	325,000	305,913
	5,940,951	5,315,143

Less: Current portion	$4,663,690	$4,127,545

Long-term portion	$1,277,261	$1,187,598

CONVERTIBLE DEBT

On September 23, 2011, the Company entered into a purchase agreement to sell convertible notes with a total principal value of $3,675,000 and warrants to purchase shares of common stock to an investment fund managed by MDB Capital Group.  The notes have a 1.5 year maturity date and are convertible into shares of common stock at the initial conversion price of $0.75 per share.  The warrants entitle the investors to acquire 4,900,000 and 490,000 shares and have an initial exercise price of $1 and $0.75 per share, respectively, and have a 5-year term. The proceeds of the convertible notes were assigned between warrants and convertible notes per ASC 470-20. The company recorded $175,000 as a discount (prepaid interest), $1,006,482 as capitalized financing cost and a discount of $1,790,482 on shares to be issued upon conversion of the note into equity. This discount (prepaid interest), capitalized finance cost and discount will be amortized over the life of the note. The notes were repaid in full in March 2013 and the Company then entered into an exchange agreement with the note holders whereby the outstanding warrants held by the investors, which carried an exercise price of $0.75 per share and would expire on September 22, 2016, were exchanged for our Common Stock at a ratio of 0.85 shares of common stock for each warrant outstanding.

On May 7, 2013, the Company transferred 4 notes payable with a total principal value of $1,000,000 together with accrued interest, and consulting fees to a senior secured convertible note with a principal value of $1,087,000 and warrants to Kenmont Capital Partners. This new senior secured convertible note has a 1-year maturity date and is convertible into shares of common stock at the conversion price of $0.75 per share. The warrants entitle the holder to acquire 1,449,333 shares and have an initial exercise price of $0.75 per share, and have a 7-year term. The Company recorded $342,020 as a discount, which will be amortized over the life of the note.

On May 7, 2013, the Company transferred 2 note payables with a total principal value of $550,000 together with accrued interest to a senior secured convertible note with a principal value of $558,700 and warrants to LPD Investments, Ltd. This new senior secured convertible note has a 1-year maturity date and is convertible into shares of common stock at the conversion price of $0.75 per share. The warrants entitle the holder to acquire 744,933 shares and have an initial exercise price of $0.75 per share, and have a 7-year term. The Company recorded $175,793 as a discount, which will be amortized over the life of the note.

On May 7, 2013, the Company entered into an agreement with an individual for the sale of a secured convertible note in the original principal amount of $750,000 and warrants to the holder. This note has a 1-year maturity date and is convertible into shares of common stock at the conversion price of $0.75 per share. The warrants entitle the holder to acquire 1,000,000 shares and have an initial exercise price of $0.75 per share, and have a 7-year term. The Company recorded $235,985 as a discount, which will be amortized over the life of the note.

On June 20, 2013, the Company entered into an agreement with four individuals for the aggregate sale of $325,000 of secured convertible notes and warrants to the holders. These notes have a 1-year maturity date and are convertible into shares of common stock at the conversion price of $0.50 per share. The warrants entitle the holders to acquire 433,334 shares and have an initial exercise price of $0.75 per share, and have a 7-year term. The Company recorded $63,622 as a discount, which will be amortized over the life of the notes.

On August 19, 2013, the Company entered into an agreement with a member of its Board of Directors for the sale of $2,500,000 of convertible notes payable and warrants to the holder. These notes carry a base interest rate of 9.5%, have a 4-year maturity date and are convertible into shares of common stock at the conversion price of $0.50 per share. The warrants entitle the holder to acquire 5,000,000 shares and have an initial exercise price of $0.75 per share and have a 7-year term. The Company recorded $667,118 as a discount, which will be amortized over the life of the note.

Future maturities of notes payable at February 28, 2015 are as follows:

Year Ending February 28,
2016	-
2017	1,277,261
Total	$1,277,261

CONVERTIBLE PROMISSORY NOTES

At February 28, 2013, the three other unsecured convertible promissory note payable amounted to $1,447,938, net of discounts of $402,063. These convertible notes bear interest at 7% per annum and are convertible into common stock of the Company at $0.76 per share (as well as variable conversion rates as described below). The notes are due on August 10, 2017, October 2, 2017, and January 4, 2013. On May 7, 2013, the note due on January 4, 2013 was converted into a portion of the note due June 15, 2013, which carries an interest rate of 12%.

7% Convertible Promissory Notes:

On August 10, 2012 the Company entered into an agreement with an individual for the sale of an unsecured convertible promissory note in the original principal amount of $1,000,000.00. This convertible promissory note was due and payable on August 10, 2017 and bears a interest rate of 7% per annum.  Interest on the unpaid principal amount of this note is payable monthly in arrears on the tenth day of each calendar month commencing September 10, 2012. Interest is computed based on the actual number of days elapsed over a 360-day year. The Holder has the right to convert any outstanding and unpaid principal portion of this convertible promissory note into shares of Common Stock. The company recorded $310,723 as a debt discount, which will be amortized over the life of the note.

On October 2, 2012 the Company entered into an agreement with an individual for the sale of an unsecured convertible promissory note in the original principal amount of $500,000. This convertible promissory note is due and payable on October 2, 2017 and bears an interest rate of 7% per annum. Interest on the unpaid principal amount of this note is payable monthly in arrears on the second day of each calendar month commencing November 2, 2012. Interest is computed on the actual number of days elapsed over a 360-day year. The Holder has the right to convert any outstanding and unpaid principal portion of this convertible promissory note into shares of Common Stock. The company recorded $137,583 as a debt discount, which will be amortized over the life of the note.

NOTE 7 – RELATED PARTIES TRANSACTIONS

At February 28, 2015, the balance in Notes Payable and accrued interest-related party, current, includes $14,235,960 of unsecured notes payable plus accrued interest of $6,220,790 to Mr. Breslow, a member of our Board of Directors, payable on demand, bearing interest at a rate of 10% per annum. The payable balance of $13,819,960 plus accrued interest of $4,827,502 as of February 28, 2014. During the years ended February 28, 2015 and February 28, 2014, interest amounting to $1,395,855 and $1,381,996 respectively, was incurred on these notes. Related Party transactions also includes $82,000 of unsecured notes payable plus accrued interest of $15,594 and $7,391 to our CEO pursuant to a demand note entered into on April 5, 2014 and an unsecured note payable to Mr. Kopple, another member of our Board of Directors in the total amounts of $3,047,856 and $963,000 plus accrued interest of $302,874 and $30,518 pursuant to 10% demand note payable as of February 28, 2015 and 2014 respectively.

At February 28, 2015 and 2014, the balance in Convertible note payable and accrued interest-related party, long term, includes $1,672,379 and $2,005,601of secured convertible notes payable net of discounts of $327,621 and $494,399 plus accrued interest of $423,734 and $170,403 to Mr. Kopple, a member of our Board of Directors. On June 20, 2014, $500,000 of the original note was converted into a portion of a 10% demand note. The Company also issued the following stock and warrants to this board member: 1,833,333 shares of our common stock and 916,666 7-year warrants with an exercise price of $0.75 as a re-pricing of a previous issuance made in December 2012, 1,266,667 shares of our common stock and 1,000,000 7- year warrants with an exercise price of $0.75 for failure to repay a $500,000 note when due, 700,000 shares of our common stock and 700,000 7-year warrants with an exercise price of $0.75 for issuing a $350,000 letter of credit on Aura’s behalf, 500,000 shares of our common stock and 800,000 7- year warrants with an exercise price of $0.75 for joining Aura’s Board of Directors, 5,000,000 7- year warrants attached to the $2,500,000 convertible note which includes the unpaid $500,000 note referred to above, and 500,000 shares of our common stock as a consulting fee.

NOTE 8 - ACCRUED EXPENSES

Accrued expenses at February 28, 2015 and February 28, 2014 consisted of the following:

	2015	2014

Accrued payroll and related expenses	$3,130,414	$2,729,944
Accrued rent	216,547	198,111
Accrued interest	1,177,873	456,801
Other	85	1,079
Total	$4,524,919	$3,385,937

Accrued payroll and related expenses consists of salaries and vacation time accrued but not paid to employees due to our lack of financial resources.

NOTE 9 - COMMITMENTS & CONTINGENCIES

Leases

In September, 2014, we entered into lease for a facility of approximately 69,000 square feet. The lease is for a term of seven years, has an option to extend for five years, and carries an initial base rent of $46,871.72. In accordance with the terms of the lease, the Company is responsible for common area charges. Rent expense charged to operations amounted to $747,683 and $681,134 for the years ended February 28, 2015 and February 28, 2014, respectively. The Company moved out of the facility in June 2015 to a much smaller facility in Stanton, California. In the new Stanton California facility, the Company is on a month-to-month lease. During the next 12 months, the Company plans to move to a new, larger facility.

Contingencies

We are subject to the legal proceedings and claims discussed below as well as certain other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. Our management evaluates our exposure to these claims and proceedings individually and in the aggregate and evaluates potential losses on such litigation if the amount of the loss is estimable and the loss is probable. However, the outcome of legal proceedings and claims brought against the Company is subject to significant uncertainty. Although management considers the likelihood of such an outcome to be remote, if one or more of these legal matters were resolved against the Company for amounts in excess of management’s expectations, the Company’s consolidated financial statements for that reporting period could be materially adversely affected. The Company settled certain matters subsequent to year end that did not individually or in the aggregate have a material impact on the Company’s financial condition or operating results.

Subsequent to year end, the Company was sued in 2016 by a former employee for a work-related injury. The plaintiff is seeking $45,000. The Company has made the plaintiff a settlement offer which, as of the date of this filing, has not been accepted.

Subsequent to year end, the Company was sued by a customer for an alleged failure to partially deliver against an advanced payment of approximately $120,000. The Company has made the plaintiff a settlement offer which, as of the date of this filing, has not been accepted.

Subsequent to year end, the Company’s former COO has been awarded approximately $238,000 in accrued salary and related charges by the California labor board. The Company has made the plaintiff a settlement offer which, as of the date of this filing, has not been accepted.

Subsequent to year end, the Company and the Company’s Chief Executive Officer, Melvin Gagerman, are among several defendants named in a lawsuit filed by two secured creditors demanding repayment of loans totaling $125,000 plus accrued interest and exemplary damages. In January 2017, the Company entered into an agreement with all secured creditors other than the two plaintiffs which became binding on all of the secured creditors, including the two plaintiffs. That agreement, among other provisions, waives all past events of default. It is the Company’s position that the two plaintiffs are not entitled to any payment or other relief at this time and therefore that they have no valid claim against the Company or Mr. Gagerman. In March 2017, plaintiffs moved for partial summary adjudication against the Company and Mr. Gagerman which was denied by the Court. Thereafter, the Court sustained demurrers by Mr. Gagerman and the Company but granted plaintiffs leave to amend. In response to the plaintiffs’ second amended complaint, both the Company and Mr. Gagerman intend to further demurrer seeking dismissal of this action.

In June 2015, the landlord of the Company’s primary facility in Redondo Beach, California initiated litigation against us seeking to terminate the Company’s lease and require the Company to vacate the premises prior to the scheduled lease end. As a result of that litigation, the Company was forced to vacate its primary facility and relocate to its present facility in Stanton, California. To date, no action seeking damages or any other amount has been filed against the Company by the landlord, nor does the Company believe it has any further liability to the landlord.

NOTE 10 - STOCKHOLDERS’ DEFICIT

Common Stock

At February 28, 2015 and February 28, 2014, we had 150,000,000 shares of $0.0001 par value common stock authorized for issuance, respectively. During the years ended February 28, 2015 and February 28, 2014, we issued 24,126,933 and 12,309,926 shares of common stock, respectively.

During the year ended February 28, 2015, we issued 2,800,000 shares of Common Stock for services rendered valued at $420,000, 17,334,533 shares of common stock upon the exercise of warrants for proceeds of $1,773,453 and we sold 3,992,400 shares of common stock for proceeds of $631,460.

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

Employee Stock Options (Restated)

In September, 2006, our Board of Directors adopted the 2006 Employee Stock Option Plan, subject to shareholder approval, which was obtained at a special shareholders meeting in 2011. Under the Plan, the Company may grant options for up to the greater of Three Million (3,000,000) or 10% of the number of shares of the Common Stock of Aura from time to time outstanding. The exercise price of each option shall be at least equal to the fair market value of such shares on the date of grant. The term of the options may not be greater than ten years, and they typically vest over a three-year period.

During the year ended February 28, 2015, no employee options were granted by the Company.

The Company incurred stock options related expenses of $0 and $62,921, during the years ended February 28, 2015 and February 28, 2014, respectively.

Activity in this plan is as follows:

	2006 Plan
	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Number of Options

Outstanding, February 28, 2013	$0.75-$1.00	$0.00	8,548,000
Granted	$0.75		240,333
Cancelled	$0.75		(186,000)
Outstanding, February 28, 2014	$0.75-$1.00	$0.00	8,602,333
Granted	-		-
Cancelled	$0.75		(825,833)
Outstanding, February 28, 2015	$0.75-$1.00		7,777,000

The exercise prices for the options outstanding at February 28, 2015, and information relating to these options is as follows:

Options Outstanding				Exercisable Options
Range of Exercise Price	Number	Weighted Average Remaining Life	Weighted Average Exercise Price	Weighted Average Remaining Life	Number	Weighted Average Exercise Price
$0.75-$1.00	7,777,000	5 years	$0.79	5 years	7,777,000	$0.79

The weighted average fair values of the options on the date of grant for the year ended February 28, 2015 and February 28, 2014 were $0.0 per share and $0.08 per share, respectively.

A summary of the status of the Company’s non-vested shares as of February 28, 2015, and changes during the year ended February 28, 2015, is presented below:

Non-vested Shares	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at February 28, 2014	366,667	$0.38
Granted	-	$-
Cancelled	(366,667)	$0.38
Non-vested at February 28, 2015	0	$-

As of February 28, 2015, there was no unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan.

Warrants

Activity in issued and outstanding warrants is as follows:

	Number of Shares	Exercise Prices
Outstanding, February 28, 2014	48,503,720	$0.75-$2.00
Granted	18,381,012	$0.10-$0.75
Exercised	(17,334,540)	$0.10
Cancelled	(12,004,144)	$0.75-$2.00
Outstanding, February 28, 2015	37,546,048	$0.10-$1.50

The grant date fair value of the warrants issued in the year ended February 28, 2015 amounted to $1,910,579 which was calculated using the Black-Scholes option pricing model with the following assumptions: risk free rates of return of 2.18%, volatility of 80.82%, a dividend yield of 0%, and an expected life of 7 years.

The exercise prices for the warrants outstanding at February 28, 2015, and information relating to these warrants is as follows:

Range of Exercise Prices	Stock Warrants Outstanding	Stock Warrants Exercisable	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price of Warrants Outstanding	Weighted- Average Exercise Price of Warrants Exercisable	Intrinsic Value
$0.10-$0.75	18,381,012	18,381,012	74 months	$0.55	$0.55	$0.00
$0.75	1,082,734	1,082,734	72 months	$0.75	$0.75	$0.00
$0.75	1,000,000	1,000,000	62 months	$0.75	$0.75	$0.00
$0.75-$1.00	5,990,275	5,990,275	57 months	$0.77	$0.77	$0.00
$1.00-$1.25	795,000	795,000	19 months	$1.05	$1.05	$0.00
$1.00	8,272,187	8,272,187	17 months	$1.00	$1.00	$0.00
$1.50	105,000	105,000	13 months	$1.50	$1.50	$0.00
$0.75-1.50	709,198	709,198	10 months	$1.25	$1.25	$0.00
$1.50	156,000	156,000	6 months	$1.50	$1.50	$0.00
$1.50	704,000	704,000	5 months	$1.50	$1.50	$0.00
$1.50	350,642	350,642	2 months	$1.50	$1.50	$0.00

	37,546,048	37,546,048

NOTE 11 – GOING CONCERN (Restated)

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  During the years ended February 28, 2015 and February 28, 2014, the Company incurred losses of $12,287,252 and $12,724,158, respectively and had negative cash flows from operating activities of $3,769,985 and $5,888,019, respectively.

If the Company is unable to generate profits and is unable to continue to obtain financing for its working capital requirements, it may have to curtail its business sharply or cease business altogether.

Substantial additional capital resources will be required to fund continuing expenditures related to our research, development, manufacturing and business development activities. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to retain its current financing, to obtain additional financing, and ultimately to attain profitability.

During the twelve months subsequent to the end of the February 28, 2017 fiscal year end, we intend to restart operations of our AuraGen/VIPER business both domestically and internationally. At the next shareholders meeting the shareholders will vote for an entire new slate of five board candidates. The new board when elected will hire a new management team. In addition, we plan to acquire a new facility of approximately 45,000 square feet for operations, as well as, rebuild the engineering QA and sales teams to support the operation. We anticipate being able to fund these additions in the fiscal year following our February 28, 2017 year end.

NOTE 12- INCOME TAXES (Restated)

The Company did not record any income tax expense due to the net loss during the years ended February 28, 2015 and February 28, 2014. The actual tax benefit differs from the expected tax benefit computed by applying the combined United States corporate tax rate and the State of California tax rate of 40% to loss before income taxes as follows for the years ended February 28, 2015 and February 28, 2014:

	2015	2014
Current:
Federal	$-	$-
State	800	800

Total	800	800

Deferred
Federal	-	-
State	-	-

Total	-	-

Total Income Tax Provision	$800	$800

The provision for income tax is included with other expense in the accompanying consolidated financial statements.

	2015	2014

Expected tax benefit	34.0%	34.0%
State income taxes, net of federal benefit	6.0	6.0
Changes in valuation allowance	(40.0)	(40.0)
Total	-%	-%

The following table summarizes the significant components of our deferred tax asset at February 28, 2015 and February 28, 2014:

	2015	2014
Deferred tax asset
Primarily relating to net operating loss carry-forwards, but also reserves for inventory and accounts receivable, stock-based compensation and other	120,000,000	116,000
Valuation allowance	(120,000,000)	(116,000,000)
Net deferred tax asset	$-	$-

We recorded an allowance of 100% for deferred tax assets due to the uncertainty of its realization.

At February 28, 2015, we had operating loss carry-forwards of approximately $354,000,000 for federal purposes, which expire through 2035, and $57,000,000 for state purposes, which expire through 2020.

We follow FASB ASC 740 related to uncertain tax positions. Under FASB ASC 740, the impact of an uncertain tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. At February 28, 2015 and February 28, 2014, we have no unrecognized tax benefits.

Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of February 28, 2015 and February 28, 2014, we have no accrued interest and penalties related to uncertain tax positions.

We are subject to taxation in the U.S. and California. Our tax years for 2010 and forward are subject to examination by our tax authorities. We are not currently under examination by any tax authority.

NOTE 13 - EMPLOYEE BENEFIT PLANS

We sponsor two employee benefit plans: The Employee Stock Ownership Plan (the “ESOP”) and a 401(k) plan.

The ESOP is a qualified discretionary employee stock ownership plan that covers substantially all employees. We did not make any contributions to the ESOP during the years ended February 28, 2015 and February 28, 2014, respectively.

We sponsor a voluntary, defined contribution 401(k) plan. The plan provides for salary reduction contributions by employees and matching contributions by us of 100% of the first 4% of the employees’ pre-tax contributions. The matching contributions included in expense were $31,766 and $73,804 for the years ended February 28, 2015 and February 28, 2014, respectively.

NOTE 14 - SEGMENT INFORMATION

We are a United States based company providing advanced technology products to various industries. The principal markets for our products are North America, Europe, and Asia. All of our operating long-lived assets are located in the United States. We operate in one segment.

Total net revenues from customer geographical segments are as follows for the years ended February 28, 2015 and February 28, 2014:

	2015	2014

United States	$585,688	$1,446,035
Canada	91,217	149,097
Europe	33,588	1,273
Other	62,061	12,005
Asia	383,257	708,942
Total	$1,155,811	$2,317,352

NOTE 15 - RESTATEMENT:

In 2017 the company determined that certain accounts receivable that had not yet been collected should be removed from accounts receivable and sales. The company also determined that, due to the cessation of sales, the value of the remaining inventory could no longer be determined and should be fully reserved. Additionally, the company determined to revalue the value of options that had been extended.

	As
	Previously		As
	Stated	Adjustments	Restated
Balance Sheet
Accounts Receivable	$125,593	30,126	$155,719
Inventory- current	1,000,000	(1,000,000)	0
Inventory-long term	131,037	(131,037)	0
Additional paid in capital	403,234,261	1,079,755	404,314,016
Accumulated Deficit	(434,513,163)	(2,180,665)	(436,693,828)

Statement of Operations
Net Revenues	$2,337,446	20,094	$2,317,352
Cost of goods sold	2,162,328	1,253,106	909,222

Statement of Cash Flows
Net Loss	$(13,957,451)	1,233,293	$(12,724,158)
Provision for inventory obsolescence	1,070,888	(1,070,888)	--

Accounts Receivable	82,639	19,874	102,513
Accounts Payable and Accrued Expenses	3,929,449	375,063	3,554,386
Inventory	182,216	(182,216)	-
Proceeds from notes payable	1,171,000	25,000	1,196,000

NOTE 16 - SUBSEQUENT EVENTS:

From April 2016 to February 2017, the Company issued convertible notes payable to certain note-holders. The notes carry an interest rate of 5% and might be converted into the company shares of common stock if the stockholders approve a 1-for-7 reverse stock split.

On January 24, 2017 the Company entered into a debt refinancing agreement with Warren Breslow, a Director of the Company. Pursuant to the agreement, both Mr. Breslow and the Company acknowledged that total debt owed to Mr. Breslow was $23,872,614 including $88,890,574 of accrued interest. Mr. Breslow agreed to cancel and forgive all interest, waive all events of default, and sign a new five-year convertible note in the amount of $14,930,041 providing for no interest for six months and interest of 5% per annum thereafter payable monthly in arrears. The note also provides various default provisions. The agreement further provides that $11,982,041 of the note will be converted into 7,403,705 shares of common stock upon stockholders approving a 1 for 7 reverse stock split within one year of entering this agreement; the remaining balance may be converted at any time thereafter. In the absence of stockholder approval of a reverse stock split within one year, this agreement will become null and void. The Company has elected to continue to accrue interest on this agreement until such time as the 1 for 7 reverse stock split has been approved.

On January 27, 2017, the Company entered into a joint venture (JV) agreement with a Chinese company to manufacture, market and distribute certain mobile power products based on Aura’s patented technology solely within the Peoples Republic of China. The Company owns 49% of the JV and contributed $250,000 and a license to specific technology. The Chinese company owns 51% of the JV and is required to contribute $9,750,000. In addition, the Chinese company has invested $2,000,000 in Aura at $0.20 per share for a total of 10,000,000 shares of common stock and is required to purchase a minimum of $1,250,000 of product supported by letters of credit for distribution until the JV factory is fully built and staffed. In order to properly train JV personnel in the workings of Aura’s products, Aura has also committed to supply limited technical staff to the JV for a period of six months at no cost to the JV other than to reimbursement for travel, room and board. The agreement was subject to the approval of the Chinese Government which was received in April, 2017.

On January 30, 2017 the Company entered into an agreement entitled First Amendment to Transaction Documents with five of seven secured creditors holding a security interest in all of the Company’s assets except for its patents and other intellectual properties. The original agreement dated May 7, 2013 provided that if at least 75% of the stock issuable upon conversion of the convertible notes votes to amend the agreement, the agreement is binding on all seven of the secured creditors. The total debt at October 31, 2016 was approximately $4,095,700 including interest of $1,606,884. The five secured creditors signing the amendment total in excess of 95% of the issuable stock upon conversion and, therefore the agreement is binding on all seven of the secured creditors. The agreement provided that all accrued and unpaid interest will be added to the principal amount. The amended note bears no interest from November 1, 2016 to May 1, 2016 and 16% per annum thereafter. Upon stockholder approval of a 1-for-7 reverse stock split and the election of a new Board of Directors, 80% of the total debt including accrued interest will be converted into shares of common stock and a new five-year 5% per annum convertible note to be issued for the remaining balance. The note also provides for early payoff under certain conditions and contains various default provisions. The agreement was further amended subsequent to year end to extend the time for the Company to file a proxy statement.

On February 21, 2017 the Company entered into several debt refinancing agreements with debt holders relating to an aggregate debt totaling $2,237,456 including interest of $489,466. Pursuant to these agreements, all past events of default are waived and new five-year 5% convertible notes with no interest for the first six months have replaced the original debt instruments. Upon stockholder approval of a 1 for 7 reverse stock split, these new notes will be converted into an aggregate total of 1,164,555 shares of stock. The notes also provide various default provisions.

The Company is presently engaged in a dispute with one of its directors, Robert Kopple, relating to approximately $5.4 million and approximately 22 million warrants which Mr. Kopple claims to be owed to him and his affiliates by the Company. In July 2017, Mr. Kopple filed suit against the Company as well as against current Directors Mr. Gagerman and Mr. Diaz-Verson together with former Directors Mr. Breslow and Mr. Howsmon in connection with these allegations. The Company believes that it has valid defenses in these matters and intends to vigorously defend against these claims.

