Form 10-Q
period 2015-05-31
AURA SYSTEMS INC
filed 2017-09-18
CIK 826253

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2015

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from______________ to ______________

AURA SYSTEMS, INC.

(Exact name of Registrant as specified in its charter)

Delaware	95-4106894
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

10541 Ashdale St.

Stanton, CA 90680

(Address of principal executive offices and zip code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Class	Outstanding August 31, 2017
Common Stock, par value $0.0001 per share	126,608,391 shares

AURA SYSTEMS, INC.

ITEM 1. FINANCIAL STATEMENTS

AURA SYSTEMS, INC.
BALANCE SHEETS

(Unaudited)

	As of May 31,	As of February 28,
	2015	2015
ASSETS
Current assets:
Cash and cash equivalents	$53,115	$34,855
Accounts receivable, net	4,605	58,957
Other current assets	20,975	60,597
Total current assets	78,695	154,409
Deposits	100,138	100,138
Property, plant, and equipment, net	232	945

Total assets	$179,065	$255,492

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$2,632,278	$1,889,453
Accrued expenses	5,026,569	4,524,919
Customer advances	481,194	464,067
Notes payable	1,966,990	1,942,990
Convertible notes payable, net of discount	2,720,700	2,720,700
Notes payable and accrued interest- related party	24,645,752	23,905,073

Total current liabilities	37,473,483	35,447,202

Convertible note payable, net of discount	1,299,676	1,277,261
Convertible note payable and accrued interest-related party, net of discount	2,212,602	2,096,113

Total liabilities	40,985,761	38,820,576

Commitments and contingencies

Stockholders' deficit:
Common stock, $0.0001 par value; 150,000,000 shares authorized at May 31 and February 28, 2015; 113,041,432 and 113,041,432 issued and outstanding at May 31 and February 28, 2015, respectively	11,304	11,304
Additional paid-in capital	410,404,692	410,404,692
Accumulated deficit	(451,222,691)	(448,981,080)

Total stockholders' deficit	(40,806,696)	(38,565,084)

Total liabilities and stockholders' deficit	$179,065	$255,492

The accompanying notes are an integral part of these financial statements.

AURA SYSTEMS, INC.
STATEMENTS OF OPERATIONS
FOR THREE MONTHS ENDED MAY 31, 2015 AND 2014
(Unaudited)

	May 31,
	2015	2014
Net Revenues	$106,327	$449,972
Cost of goods sold	73,562	215,692
Gross Profit	32,765	234,280

Operating expenses:
Engineering, research and development expenses	137,487	304,003
Selling, general and administrative expenses	1,455,689	3,124,346
Total operating expenses	1,593,176	3,428,349

Loss from operations	(1,560,411)	(3,194,069)

Other (income) and expense:
Interest expense, net	740,700	825,436
Other income, net	(59,500)	(5,580)
Total other (income) expense	681,200	819,856

Net Loss	$(2,241,611)	$(4,013,925)

Total basic and diluted loss per share	$(0.02)	$(0.04)
Weighted average shares used to compute basic and diluted loss per share	113,041,432	105,140,462

*Basic and diluted weighted average number of shares are equivalent since the effect of potential dilutive securities is anti-dilutive.

See accompanying notes to these unaudited financial statements.

AURA SYSTEMS, INC.
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MAY 31, 2015 AND 2014
(Unaudited)

	Three Months Ended May 31,
	2015	2014
Cash flow from operating activities:
Net Loss	$(2,241,611)	$(4,013,925)
Adjustments to reconcile Net loss to net cash used in operating activities
Depreciation Expense	713	3,992
Amortization of debt discount	64,110	214,073
Stock issued for services	-	420,000
Stock options and warrants expense	-	1,397,597
(Increase) decrease in:	54,352	(36,997)
Accounts receivable
Other current assets and deposit	39,622	(17,562)
Increase (decrease) in:
Accounts payable, customer deposit and accrued expenses	1,767,074	(111,015)
Net cash used in operations	(315,740)	(2,143,837)

Financing activities:
Proceeds from warrant exercise	-	1,733,453
Proceeds from notes payable-net	24,000	70,000
Proceeds from notes payable-related party	310,000	400,000

Net cash provided by financing activities:	334,000	2,203,453

Net increase in cash & cash equivalents	18,260	59,616

Cash and cash equivalents at beginning of period	34,855	40,927

Cash and cash equivalents at end of period	$53,115	$100,543
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$-	$-
Income taxes	-	-

Unaudited supplemental disclosure of non-cash investing and financing activities:

None

See accompanying notes to these unaudited financial statements.

AURA SYSTEMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – ACCOUNTING POLICIES

Accounting principles

In the opinion of management, the accompanying balance sheets and related interim statements of income and comprehensive income, and cash flows include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the Company’s annual report on Form 10-K for the year ended February 28, 2015 filed on September 18, 2017 with the U.S. Securities and Exchange Commission.

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

In June 2016, the FASB issued ASU 2016-13, "Measurement of Credit Losses on Financial Statements," which requires companies to measure credit losses utilizing a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2019 (fiscal year 2021 for the Company). The Company has not yet determined the potential effects of the adoption of ASU 2016-13 on its Financial Statements.

In August 2016, the FASB issued ASU 2016-15, "Classification of Certain Cash Receipts and Cash Payments," which aims to eliminate diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other Topics. ASU 2016-15 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2017 (fiscal year 2019 for the Company). The Company has not yet determined the potential effects of the adoption of ASU 2016-15 on its Financial Statements.

Reclassifications

Certain reclassifications have been made to the comparative financial statements to conform to the current period presentation.

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  During the Three months ended May 31, 2015 and May 31, 2014, the Company incurred losses of $2,241,611 and $4,013,925, respectively and had negative cash flows from operating activities of $ 315,740 and $2,143,837, respectively.

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

During the next twelve months we intend to restart operations of our AuraGen/VIPER business both domestically and internationally. At the next shareholders meeting the shareholders will vote for an entire new slate of five board candidates. The new board when elected will hire a new management team. In addition we plan to acquire a new facility of approximately 45,000 square feet for operations, as well as, rebuild the engineering QA and sales teams to support the operation. We anticipate being able to fund these additions in the upcoming fiscal year.

NOTE 3 – INVENTORIES

Inventories, stated at the lower of cost (first in first out), or market consisted of the following:

	May 31, 2015	February 28, 2015
Raw materials	$1,814,036	$1,772,869
Finished goods	1,562,390	1,565,190
	3,376,426	3,338,059
Inventory reserve	(3,376,426)	(3,338,059)
	$0	$0

The Company has not operated and therefore has not produced product since late 2015. As a result, while the Company believes that a significant portion of the inventory has value, we are unable to substantiate its demand and market value and as a result have elected to reserve it in its entirety as of May 31, 2015 and February 28, 2015.

NOTE 4 – OTHER CURRENT ASSETS

Other assets of $20,975 and $60,597 are primarily comprised of vendor advances of $8,674 and $38,179 as of May 31, 2015 and February 28, 2015.

NOTE 5 – PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consisted of the following:

	May 31, 2015	February 28, 2015
Machinery and equipment	$964,111	$964,111
Furniture and fixtures	163,302	163,302
	1,127,413	1,127,413
Less accumulated depreciation	(1,127,181)	(1,126,468)
Property, plant and equipment, net	$232	$945

Depreciation expense was $713 and $3,992 for the Three months ended May 31, 2015 and May 21, 2014, respectively.

NOTE 6 – NOTES PAYABLE

Notes payable consisted of the following:

	May 31, 2015	February 28, 2015

Demand notes payable, at 10% and 16%	$1,966,990	$1,942,990
Convertible Promissory Note dated August 10, 2012, due August 10, 2017, convertible into shares of our common stock at a price of $0.76 per share. The note carries an interest rate of 7% with interest only payments due on the 10th of each month with the principal payment due on the maturity date. To-date, the Company has not made any interest payments as set forth in this note.	863,880	848,344
Convertible Promissory Note dated October 2, 2012, due October 2, 2017, convertible into shares of our common stock at a price of $0.76 per share. The note carries an interest rate of 7% with interest only payments due on the 2nd of each month with the principal payment due on the maturity date. To-date, the Company has not made any interest payments as set forth in this note.	435,796	428,917
Senior secured convertible notes dated May 7, 2013, due May 7, 2014, convertible into shares of our common stock at a price of $0.75 per share. The note was not repaid.	2,395,700	2,395,700
Senior secured convertible notes dated June 20, 2013, due June 20, 2014, convertible into shares of our common stock at a price of $0.50 per share. The note was not repaid.	325,000	325,000
	5,987,366	5,940,951

Less: Current portion	$4,687,690	$4,663,690

Long-term portion	$1,299,676	$1,277,261

CONVERTIBLE DEBT

On May 7, 2013, the Company transferred 4 notes payable with a total principal value of $1,000,000 together with accrued interest, and consulting fees to a senior secured convertible note with a principal value of $1,087,000 (“New Kenmont Note”) and warrants to Kenmont Capital Partners (“Kenmont”). The New Kenmont Note has a 1-year maturity date and is convertible into shares of common stock at the conversion price of $0.75 per share. The warrants entitle the holder to acquire 1,449,333 shares and have an initial exercise price of $0.75 per share, and have a 7-year term. The Company recorded $342,020 as a discount, which is being amortized over the life of the note. As of the date of filing, the Company has not made any interest payments under the Kenmont Note.

On May 7, 2013, the Company transferred 2 note payables with a total principal value of $550,000 together with accrued interest to a senior secured convertible note with a principal value of $558,700 (“New LPD Note”) and warrants to LPD Investments, Ltd. (“LPD”). The New LPD Note has a 1-year maturity date and is convertible into shares of common stock at the conversion price of $0.75 per share. The warrants entitle the holder to acquire 744,933 shares and have an initial exercise price of $0.75 per share, and have a 7-year term. The Company recorded $175,793 as a discount, which is being amortized over the life of the note. As of the date of filing, the Company has not made any interest payments under the New LPD Note.

On May 7, 2013, the Company entered into an agreement with an individual for the sale of a $750,000 of secured convertible note payable and warrants. The note has a 1-year maturity date and is convertible into shares of common stock at the conversion price of $0.75 per share. The warrants entitle the holder to acquire 1,000,000 shares and have an initial exercise price of $0.75 per share, and have a 7-year term. The Company recorded $235,985 as a discount, which is being amortized over the life of the note. As of the date of filing, the note has not been repaid and is currently accruing interest at the rate of 16%.

On June 20, 2013, the Company entered into an agreement with four individuals for the sale of $325,000 of secured convertible notes payable and warrants. These notes have a 1-year maturity date and are convertible into shares of common stock at the conversion price of $0.50 per share. The warrants entitle the holders to acquire 433,334 shares and have an initial exercise price of $0.75 per share, and have a 7-year term. The Company recorded $63,622 as a discount, which is being amortized over the life of these notes. As of the date of filing, these notes have not been repaid and are currently accruing interest at the rate of 16%.

On August 19, 2013, the Company entered into an agreement with a member of its Board of Directors for the sale of $2,500,000 of convertible notes payable (the “Director Note”) and warrants. The Director Note carries a base interest rate of 9.5%, has a 4-year maturity date and is convertible into shares of common stock at the conversion price of $0.50 per share. The warrant entitles the holder to acquire 5,000,000 shares at an initial exercise price of $0.75 per share for a 7-year exercise period. The Company recorded $667,118 as a discount, which is being amortized over the life of the Director Note. On June 20, 2013, $500,000 of this Director Note was converted to a demand note payable.

Future maturities of notes payable at May 31, 2015 are as follows:

Year Ending February 28,
2015	$-
2016	-
2017	1,299,676
Total	$1,299,676

7% Convertible Promissory Notes:

On August 10, 2012 the Company entered into an agreement with an individual for the sale of an unsecured convertible promissory note in the amount of $1,000,000. The note’s balance together with all accrued interest thereon shall be due and payable on August 10, 2017 and the annual interest rate is 7% per annum and is due to be repaid 5 years from the closing date.  The note holder will receive interest on the unpaid principal amount payable monthly in arrears on the tenth day of each calendar month commencing September 10, 2012. Interest shall be computed on the actual number of days elapsed over a 360-day year. The note holder has the right from and after the date of issuance, and until any time until the note is fully paid, to convert any outstanding and unpaid principal portion of the note into shares of the Company’s common stock. The company recorded $310,723 as a debt discount, which is being amortized over the life of the note. As of the date of filing, no payments of interest or principal have been made by the Company on this note.

On October 2, 2012 the Company entered into an agreement with an individual for the sale of an unsecured convertible promissory note in the amount of $500,000. The note’s balance together with all accrued interest thereon shall be due and payable on October 2, 2017 and the annual interest rate is 7% per annum and is due to be repaid 5 years from the closing date.  The note holder will receive interest on the unpaid principal amount payable monthly in arrears on the second day of each calendar month commencing November 2, 2012. Interest shall be computed on the actual number of days elapsed over a 360-day year. The note holder has the right from and after the date of issuance, and until any time until the note is fully paid, to convert any outstanding and unpaid principal portion of the note into shares of the Company’s common stock. The company recorded $137,583 as a debt discount, which is being amortized over the life of the note. As of the date of filing, no payments of interest or principal have been made by the Company on this note.

NOTE 7 – ACCRUED EXPENSES

Accrued expenses consisted of the following:

	May 31, 2015	February 28, 2015

Accrued payroll and related expenses	$3,463,550	$3,130,414
Accrued rent	217,641	216,547
Accrued interest	1,345,322	1,177,873
Other	56	85
Total	$5,026,569	$4,524,919

Accrued payroll and related expenses consists of salaries and vacation time accrued but not paid to employees due to our lack of financial resources.

NOTE 8 – SHAREHOLDERS’ EQUITY

Common Stock

During the three months ended May 31, 2015, we did not issue any shares of common stock.

During the three months ended May 31, 2014, we issued 2,800,000 shares of Common Stock for services rendered valued at $420,000 and we issued 17,334,533 shares of common stock upon the exercise of warrants for proceeds of $1,773,453.

Employee Stock Options

During the Three months ended May 31, 2015, there were no stock options granted to employees.

In September, 2006, our Board of Directors adopted the 2006 Employee Stock Option Plan. Activity in this plan is as follows:

	2006 Plan
	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Number of Options
Outstanding, February 28, 2015	$0.75-$1.00	$0.00	7,777,000
Cancelled	-		-
Granted	-		-
Outstanding, May 31, 2015	$0.75-$1.00	$0.00	7,777,000

The exercise prices for the options outstanding at May 31, 2015, and information relating to these options is as follows:

Options Outstanding				Exercisable Options
Range of Exercise Price	Number	Weighted Average Remaining Life	Weighted Average Exercise Price	Weighted Average Remaining Life	Number	Weighted Average Exercise Price
$0.75-$1.00	7,777,000	4.75 years	$0.79	4.75 years	7,777,000	$0.79

Warrants

Activity in issued and outstanding warrants is as follows:

	Number of Shares	Exercise Prices
Outstanding, February 28, 2015	37,546,048	$0.10-$1.50
Granted	-	-
Exercised	-	-
Cancelled	(350,642)	$1.50
Outstanding, May 31, 2015	37,195,406	$0.10-$1.50

There were no warrants issued in the three months ended May 31,2015.

The exercise prices for the warrants outstanding at May 31, 2015, and information relating to these warrants is as follows:

Range of Exercise Prices	Stock Warrants Outstanding	Stock Warrants Exercisable	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price of Warrants Outstanding	Weighted- Average Exercise Price of Warrants Exercisable	Intrinsic Value
$0.10-$0.75	18,381,012	18,381,012	71 months	$0.55	$0.55	$0.00
$0.75	1,082,734	1,082,734	69 months	$0.75	$0.75	$0.00
$0.75	1,000,000	1,000,000	59 months	$0.75	$0.75	$0.00
$0.75-$1.00	5,990,275	5,990,275	54 months	$0.77	$0.77	$0.00
$1.00-$1.25	795,000	795,000	16 months	$1.05	$1.05	$0.00
$1.00	8,272,187	8,272,187	14 months	$1.00	$1.00	$0.00
$1.50	105,000	105,000	10 months	$1.50	$1.50	$0.00
$0.75-1.50	709,198	709,198	7 months	$1.25	$1.25	$0.00
$1.50	156,000	156,000	3 months	$1.50	$1.50	$0.00
$1.50	704,000	704,000	2 months	$1.50	$1.50	$0.00

	37,195,406	37,195,406

NOTE 9 – INCOME TAXES

Our effective tax rates were approximately 0.0% for the three months ended May 31, 2015 and 2014. Our effective tax rate was lower than the U.S. federal statutory rate primarily due to the fact that we record a full valuation allowance against our deferred tax assets, which is primarily comprised of net operating losses.

NOTE 10 – SEGMENT INFORMATION

We are a United States based company providing advanced technology products to various industries. The principal markets for our products are North America, Europe, and Asia. All of our operating long-lived assets are located in the United States. We operate in one segment.

Total net revenues from customer geographical segments are as follows for the three months ended May 31, 2015 and 2014:

	2015	2014

United States	$30,124	$268,303
Canada	-	32,470
Europe	210	31,546
Asia	20,014	65,548
Other	55,979	52,105
Total	$106,327	$449,972

NOTE 11 – SIGNIFICANT CUSTOMERS

Concentration Risk

In the Three months ended May 31, 2015, we sold AuraGen related products to three significant customers whose sales comprised 45%, 32% and 17% of sales, respectively. Net accounts receivable from these customers at May 31, 2015 were $0, $0 and $0 respectively. These customers are not related to or affiliated with us. In the three months ended May 31, 2014, we sold AuraGen related products to two significant customers whose sales comprised 29% and 15% of net sales, respectively. Net accounts receivable from these customers at May 31, 2014 were $21,154 and $6,644 respectively. These customers are not related to or affiliated with us.

NOTE 12 – RELATED PARTIES TRANSACTIONS

At May 31, 2015, the balance reflected in Notes Payable and accrued interest-related party, current, includes $14,485,960 of unsecured notes payable plus accrued interest of $6,580,552 to Mr. Breslow, a member of our Board of Directors, payable on demand, bearing interest at a rate of 10% per annum. The balance of $14,235,960 plus accrued interest of $6,220,790 as of February 28, 2015. During the three months ended May 31, 2015 and May 31, 2014, interest amounting to $359,762 and $346,782 respectively, was incurred on these notes. The balance also includes $82,000 of unsecured notes payable plus accrued interest of $17,638 and $15,594 to our CEO pursuant to a demand note entered into on April 5, 2013 and an unsecured note payable to Mr. Kopple, another member of our Board of Directors in the total amount of $3,125,205 and $3,047,856 plus accrued interest of $354,396 and $302,874 with interest at a rate of 10% per annum as of May 31, 2015 and February 28, 2015, respectively.

At May 31, 2015, the balance reflected in Convertible note payable and accrued interest-related party, long term, includes $1,714,073 of secured convertible notes payable net of discounts of $285,927 plus accrued interest of $498,528 to Mr. Kopple, a member of our Board of Directors.

NOTE 13 – COMMITMENTS

Our facilities consist of approximately 20,000 rented square feet in Stanton, California. The Stanton facility is currently being used for small quantity assembly and testing using components that are produced by various suppliers as well as for general offices, engineering and warehousing. The rent for the Stanton facility is $10,000 per month. The facility is not sufficient for our near term anticipated needs and the Company is actively looking for a new facility. The Company arrangements for the Stanton facility are on a month per month rent.

NOTE 14 – SUBSEQUENT EVENTS:

On January 24, 2017 the Company entered into a Debt Refinancing Agreement with Mr. Breslow, a Director of the Company. Pursuant to the agreement, both Mr. Breslow and the Company acknowledged that total debt owed to Mr. Breslow was $23,872,614 including $8,890,574 of accrued interest. Mr. Breslow agreed to cancel and forgive all interest due, waive all events of default and sign a new five year convertible note in the amount of $14,930,041 providing for no interest for six months and interest of 5% per annum thereafter payable monthly in arrears. The note also provides various default provisions. The agreement further provides that $11,982,041 of the note will be converted into 7,403,705 shares of common stock concurrent with the stockholders approving a 1 for 7 reverse stock split within one year of entering this agreement and the remaining may be converted at any time thereafter post reverse split. In the absence of the approval within one year, this agreement will become null and void. The Company has elected to continue to accrue interest on this agreement until such time as the 1 for 7 reverse stock split has been approved.

On January 30, 2017, the Company entered into an agreement with five of our secured creditors (the “Secured Creditors”), pursuant to which a Securities Purchase Agreement dated May 6, 2013 (the “2013 Purchase Agreement”) among the Company, the Secured Creditors, and two other parties was amended (the “Amended Agreement”). As part of the 2013 transaction, we entered into a security agreement with the Secured Creditors and two other parties (collectively the “Buyers”) pursuant to which the Buyers were granted a security interest in all of Company’s assets except for its patents and other intellectual properties. The Secured Creditors have the right to amend the 2013 Purchase Agreement on behalf of all Buyers. The Amended Agreement amends the 2013 Purchase Agreement and the original security agreement, replaces the convertible notes with “Amended Notes” and replaces the warrants with “Amended Warrants.” The Amended Notes provide that all accrued and unpaid interest on the original notes through October 31, 2016 be added to the principal amount of the Amended Notes. The Amended Notes bear interest at the rate of 0% until May 1, 2017 and 5% per annum thereafter, subject to reduction to comply with applicable law, and mature in 60 months from the effective date of a 1 for 7 reverse stock split. Upon certain financings, the Company is obligated to make a payment to the holders of the Amended Notes in the amount of 20% of the outstanding Notes. Immediately upon the effectiveness of a 1 for 7 reverse stock split, 80% of the then-unpaid principal of and all of the then accrued but unpaid interest on the Amended Notes is automatically converted. In addition, the Amended Agreement waives any and all events of default under the 2013 Purchase Agreement and related transaction documents existing on or prior to January 30, 2017 and amends the defaults and remedies section of the 2013 Purchase Agreement. Two Buyers, who together represent less than 3% of the Company’s common stock issuable upon conversion of the original notes and exercise of the original warrants, did not sign the amendment and have named the Company and the Company’s Chief Executive Officer among several defendants in a lawsuit demanding repayment of loans totaling $125,000 plus accrued interest and exemplary damages. Management believes that the two plaintiffs have no valid claim against the Company or our Chief Executive Officer. In March 2017, plaintiffs moved for partial summary adjudication against the Company and our Chief Executive Officer; however, the Court denied plaintiffs’ motion. Both the Company and Mr. Gagerman have filed demurrers seeking dismissal of this action, which remain pending at this time.

On January 27, 2017, the Company entered into a joint venture (JV) agreement with a Chinese company to manufacture, market and distribute certain mobile power products based on Aura's patented technology solely for the Peoples Republic of China territories. The JV will be owned 49% by the Company and 51% by the Chinese company who will also contribute $9,750,000 to the JV. The Company is required to contribute $250,000 and a license to specific technology. In addition, the Chinese company will invest $2,000,000 in Aura at $0.20 per share for a total of 10,000,000 shares of common stock and purchase a minimum of $1,250,000 of product supported by letters of credit for distribution until the JV factory is built, equipped, and staffed. Aura has also committed to supply training and technical personnel to the JV for six months at no cost other than reimbursement for travel, room and board. The agreement was subject to the approval of the Chinese Government which was received in April, 2017.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This Report contains forward-looking statements within the meaning of the federal securities laws. Statements other than statements of historical fact included in this Report, including the statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” regarding future events or prospects are forward-looking statements. The words “approximates,” “believes,” “forecasts,” “expects,” “anticipates,” “estimates,” “intends,” “plans” “would,” “could,” “should,” “seek,” “may,” or other similar expressions in this Report, as well as other statements regarding matters that are not historical fact, constitute forward-looking statements. We caution investors that any forward-looking statements presented in this Report are based on the beliefs of, assumptions made by, and information currently available to, us. Such statements are based on assumptions and the actual outcome will be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control or ability to predict. Although we believe that our assumptions are reasonable, they are not guarantees of future performance and some will inevitably prove to be incorrect. As a result, our actual future results may differ from our expectations, and those differences may be material. Accordingly, investors should use caution in relying on forward-looking statements to anticipate future results or trends.

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include the following:

●	Our ability to generate positive cash flow from operations;

●	Our ability to obtain additional financing to fund our operations;

●	The impact of economic, political and market conditions on us and our customers;

●	The impact of unfavorable results of legal proceedings;

●	Our exposure to potential liability arising from possible errors and omissions, breach of fiduciary duty, breach of duty of care, waste of corporate assets and/or similar claims that may be asserted against us;

●	Our ability to compete effectively against competitors offering different technologies;

●	Our business development and operating development;

●	Our expectations of growth in demand for our products; and

●	Other risks described under the heading “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and those risks discussed in our other filings with the Securities and Exchange Commission, including those risks discussed under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended February 28, 2015 (as the same may be updated from time to time in subsequent quarterly reports), which discussion is incorporated herein by this reference.

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

Overview

Our business is based on the exploitation of our patented mobile power solution known as the AuraGen for commercial and industrial applications and the VIPER for military applications. Our business model consists of three major components: (i) sales and marketing, (ii) engineering, and (iii) customer service and support.

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

Our financial statements included in this report have been prepared on the assumption that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, as a result of our losses from operations, there is substantial doubt about our ability to continue as a going concern. Our independent auditors, in their report on the Company’s financial statements for the year ended February 28, 2016 expressed substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from our possible inability to continue as a going concern.

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

Results of Operations

Three months ended May 31, 2015 compared to three months ended May 31, 2014

Net revenues for the three months ended May 31, 2015 (the “First Quarter FY2016”) decreased $343,645 to $106,327 from $449,972 in the three months ended May 31, 2014 (the “First Quarter FY2015”), a decrease of 76%. The decline is primarily attributable to a lack of funds causing the Company to severely curtail operations.

Cost of goods decreased $142,130 (66%) to $73,562 in the First Quarter FY2016 from $215,692 in the First Quarter FY2015 as a result of the decrease in sales noted above.

Engineering, research and development expenses decreased $166,516 (55%) to $137,487 in the First Quarter FY2016 from $304,003 in the First Quarter FY2015 primarily as a result of a decrease in salary expense due to a reduction in personnel and the general curtailment of activities as noted above.

Selling, general and administrative expense decreased $1,668,657 (53%) to $1,455,689 in the First Quarter FY2016 from $3,124,346 in the First Quarter FY2015. As noted above, the decrease is primarily attributable to the curtailment of activities due to a lack of financial resources.

Net interest expense in the First Quarter FY2016 decreased $84,736 (10%) to $740,700 from $825,436 in the First Quarter FY2015 due to a reduction in the debt discount amortization of approximately $150,000, partially offset by our increased debt levels.

Our net loss for the First Quarter FY2016 decreased $1,772,314 to $2,241,611 from $4,013,925 in the First Quarter FY2015, as a result of the overall decrease in operations due to the lack of financial resources.

Liquidity and Capital Resources

We had cash of approximately $53,000 and $35,000 as of May 31, 2015, and February 28, 2015, respectively.  We had a working capital deficit at May 31, 2015, and February 28, 2015 of $37,394,788 and $35,292,793, respectively. The working capital deficit includes notes payable and accrued interest to related parties of $24,645,752 and $23,905,073 as of May 31 and February 28, 2015, respectively. As of May 31, 2015, we had accounts receivable, net of allowance for doubtful accounts, of $4,605 compared to $58,957 as of February 28, 2015.

Net cash used in operations for the Three months ended May 31, 2015, was $315,740, a decrease of $1,828,097 from the comparable period in the prior fiscal year. Net cash provided by financing activities during the Three months ended May 31, 2015, was $334,000, resulting from net proceeds from notes payable.

There were no acquisitions of property and equipment in the Three months FY 2016 or the Three months FY 2015.

Accrued expenses as of May 31, 2015 increased $501,650 to $5,026,569 from $4,524,919 as of February 28, 2015. Approximately $1,335,000 of accrued expenses is salaries accrued but unpaid to certain employees and ex-employees due to a lack of resources, and approximately $465,000 is accrued but unused vacation time earned by employees.

Net proceeds from the issuance of debt totaled $334,000 in the Three months FY 2016, compared with $470,000 in the Three months FY 2015. Proceeds from the exercise of warrants totaled $1,773,453 in the Three months ended May 31, 2014. There were no warrant exercises in the comparable current year period. As of May 31, 2015, the total amount owing a board member is $14,485,960 plus accrued interest of approximately $6,580,000. We also owe another Board member a total of $4,839,278, net of discounts of $285,929 plus accrued interest of approximately $852,924. If the Board members were to demand repayment, we do not currently have the resources to make the payments.

The Company had a deficit of $40,806,696 in shareholders’ equity as of May 31, 2015, compared to $38,565,084 as of February 28, 2015.

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

Capital Transactions

During the quarter ended May 31, 2015, we did not issue any shares of common stock.

During the quarter ended May 31, 2014, we issued 2,800,000 shares of Common Stock for services rendered valued at $420,000 and we issued 17,334,533 shares of common stock upon the exercise of warrants for proceeds of $1,733,453.

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

In the past we have offered and ship three different basic models of systems; (i) a 5 kW based systems, (ii) an 8.5 kW based system and (iii) a 16 kW based systems (two 8.5 kW systems configured in tandem back-to-back). Each of these systems can be configured with different options such as 110 VAC only, 220 VAC only, 24 VDC only, 12 VDC only and AC/DC combinations of the same or different voltages. In addition, the system can be configured with single phase, split phase or three-phase output.

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

From the above description one can understand that the inventory consists of numerous components and subassemblies but not finished systems; therefore, each system that is sold and shipped to a customer is built from some components that are in inventory and others that need to be purchased to be able to configure the required system.

8.5 kW systems represent the majority of product previously shipped. These systems are built by using existing inventory subassemblies and parts, including some that can be used for both 5 kW and 8.5 kW systems, and additional parts that are purchased to provide the required configuration. Typically, such systems are built using approximately 20 to 25 percent of existing inventory and approximately 75% of additional parts that are purchased.

However, most of the systems sold to the Korean military consist of 5 kW systems. They have been purchasing approximately 100 systems per year and have indicated to us that they will continue to do so for the next five years. To date we have shipped over 500 such systems (in this case 100% of the rotors and stators are used from existing inventory and over 50% of the electrical parts are also from inventory).

In addition to the above, we have encountered demand for different and unique configurations that require the purchase of additional parts.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide disclosure under this Item 3.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the specified time periods. For the last 3 fiscal years, these control and procedures broke down due to insufficient capital to maintain such controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, the Company’s management evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures. Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that these controls and procedures were ineffective for the last 3 fiscal years in ensuring that information requiring disclosure is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended May 31, 2015, which have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A, “Risk Factors,” of the Company’s annual report on Form 10-K for the year ended February 28, 2015.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended May 31, 2015, we did not issue any shares of common stock.

All of the sales of unregistered securities are believed to be exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 as these offerings were a private placement to a limited number of qualified investors without public solicitation or advertising.

ITEM 3. Defaults Upon Senior Securities.

We have commitments to pay investors and lenders $34,356,375 comprising principal and accrued interest on various convertible notes, non-convertible notes and loans payable through May 31, 2015. Due to our lack of financial resources, the Company was unable to make various required principal and interest payments under a number of notes payable, and was in potential default on $12,019,940 of such debt as of May 31, 2015.

In 2017, the Company has been successful in restructuring a total of approximately $33.7 million of debt (the “Restructured Debt”) through agreements reached with all of the Company’s secured creditors and the majority of the Company’s unsecured creditors. Pursuant to these restructuring agreements, any and all defaults and penalties with respect to the Restructured Debt have been waived, approximately $9.3 million in accrued interest has been forgiven, and approximately $20.9 million will be converted into approximately 14.1 million shares of the Company’s common stock upon stockholder approval of a 1-for-7 reverse stock split and the election a new board of directors. Of the $12,019,940 of notes payable in potential default as of May, 31, 2015, $6,245,841 was subsequently restructured in 2017 and any potential defaults with respect to this amount have been resolved.

As of the date of this filing, Robert Kopple, the Company’s Vice Chairman of the Board, is the only significant unsecured note holder that has not agreed to restructure his debt. Mr. Kopple claims to be owed approximately $5.4 million plus interest and approximately 22 million warrants on terms significantly preferable to other similarly-situated unsecured creditors. To-date, Mr. Kopple has not accepted the Company’s multiple offers to restructure his debt. The Company is presently engaged in a dispute with Mr. Kopple relating to the debt and securities which Mr. Kopple claims to be owed to him and his affiliates by the Company. See, “Note 6 – Notes Payable”, “Note 12 – Related Parties Transactions”, “Note 14 –Subsequent Events” to the Company’s condensed financial statements and “Liquidity and Capital Resources” in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” elsewhere in this quarterly report on Form 10-Q for additional information regarding amounts that may be owed under the Company’s notes payable and the recent restructuring of certain Company debt.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information.

None.

ITEM 6.  Exhibits

31.1	Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

31.2	Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AURA SYSTEMS, INC.
(Registrant)

Date: September 18, 2017

By:	/s/ Melvin Gagerman
Melvin Gagerman
Acting Chief Financial Officer
(Principal Financial and Accounting Officer
and Duly Authorized Officer)

