Form 10-Q
period 2015-08-31
AURA SYSTEMS INC
filed 2017-09-18
CIK 826253

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2015

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

AURA SYSTEMS, INC.

(Exact name of Registrant as specified in its charter)

Delaware	95-4106894
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

10541 Ashdale St.,

Stanton, CA 90680

(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code: (310) 643-5300

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

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding August 31, 2017
Common Stock, par value $0.0001 per share	126,608,391 shares

AURA SYSTEMS, INC.

ITEM 1. FINANCIAL STATEMENTS

AURA SYSTEMS, INC.
BALANCE SHEETS

(Unaudited)

	As of August 31,	As of February 28,
	2015	2015
ASSETS
Current assets:
Cash and cash equivalents	$6,795	$34,855
Accounts receivable, net	32,320	58,957
Other current assets	73,736	60,597
Total current assets	112,851	154,409

Deposits	90,213	100,138
Property, plant, and equipment, net	155	945

Total assets	$203,219	$255,492

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,152,602	$1,889,453
Accrued expenses	5,715,872	4,524,919
Customer advances	641,653	464,067
Notes payable	2,104,430	1,942,990
Convertible notes payable, net of discount	2,720,700	2,720,700
Notes payable and accrued interest-related party	25,602,658	23,905,073

Total current liabilities	38,937,915	35,447,202

Convertible note payable, net of discount	1,322,091	1,277,261
Convertible note payable and accrued interest-related party, net of discount	2,329,091	2,096,113

Total liabilities	42,589,097	38,820,576

Commitments and contingencies

Stockholders’ deficit:
Common stock, $0.0001 par value; 150,000,000 shares authorized at August 31 and February 28, 2015; 113,041,432 and 113,041,432 issued and outstanding at August 31 and February 28, 2015, respectively	11,304	11,304
Additional paid-in capital	410,404,692	410,404,692
Accumulated deficit	(452,801,874)	(448,981,080)

Total stockholders’ deficit	(42,385,878)	(38,565,084)

Total liabilities and stockholders’ deficit	$203,219	$255,492

The accompanying notes are an integral part of these financial statements.

AURA SYSTEMS, INC.

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2015 AND 2014

(Unaudited)

	Three Months ended August 31,		Six Months ended August 31,
	2015	2014	2015	2014

Net Revenues	$101,307	$510,550	$207,634	$960,522

Cost of goods sold	40,198	213,386	113,760	429,078

Gross Profit	61,109	297,164	93,874	531,444

Expenses
Engineering, research and development expenses	94,735	361,371	232,222	665,374
Selling, general and administrative expenses	789,134	3,132,583	2,244,822	6,256,929
Total costs and expenses	883,869	3,493,954	2,477,044	6,922,303

Loss from operations	(822,760)	(3,196,790)	(2,383,170)	(6,390,859)

Other (income) and expense
Interest expense, net	756,423	826,312	1,497,124	1,651,748
Other (income) expense, net	-	-	(59,500)	(5,580)
Total other (income) expense	756,423	826,312	1,437,624	1,646,168
Net Loss	$(1,579,183)	$(4,023,102)	$(3,820,794)	$(8,037,027)

Total basic and diluted loss per share	$(0.01)	$(0.04)	$(0.03)	$(0.08)
Weighted average shares used to compute basic and diluted income (loss) per share	113,041,432	109,847,945	113,041,432	107,494,204

*Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of the dilutive securities is anti-dilutive.

See accompanying notes to these unaudited condensed financial statements.

AURA SYSTEMS, INC.
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED AUGUST 31, 2015 AND 2014
(Unaudited)

	Six Months ended August 31,
	2015	2014
Cash flow from operating activities:
Net Loss	$(3,820,794)	$(8,037,027)
Adjustments to reconcile Net loss to net cash used in operating activities
Depreciation Expense	790	5,780
Amortization of debt discount	128,219	281,364
Stock issued for services	-	420,000
Stock option and warrant expense	-	3,308,176
(Increase) decrease in:
Accounts receivable	26,637	(82,355)
Other current assets and deposit	(3,212)	35,009
Increase (decrease) in:
Accounts payable, customer deposit and accrued expenses	2,806,360	708,623
Net cash used in operations	(862,000)	(3,360,430)

Financing activities:
Issuance of common stock	-	2,033,453
Proceeds from notes payable	161,440	365,000
Payments on notes payable	-	(245,000)
Proceeds from notes payable-related party	672,500	1,200,000
Net cash provided by financing activities:	833,940	3,353,453

Net decrease in cash & cash equivalents	(28,060)	(6,977)

Cash and cash equivalents at beginning of period	34,855	40,927

Cash and cash equivalents at end of period	$6,795	$33,950
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	-	-
Income taxes	-	-

Unaudited supplemental disclosure of non-cash investing and financing activities:

During the six months ended August 31, 2014, we issued 2,800,000 shares of Common Stock for services rendered valued at $420,000.

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

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  During the Six months ended August 31, 2015 and August 31, 2014, the Company incurred losses of $3,820,794 and $8,037,027, respectively and had negative cash flows from operating activities of $862,000 and $3,360,428, respectively.

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

NOTE 3 – INVENTORIES

Inventories, stated at the lower of cost (first in first out), or market consisted of the following:

	August 31, 2015	February 28, 2015

Raw materials	$1,817,099	$1,772,869
Finished goods	1,565,390	1,565,190
	3,382,489	3,338,059

Inventory reserve	(3,382,489)	(3,338,059)
	$0	$0

The Company has not operated, and therefore has not produced product since late 2015. As a result, while the Company believes that a significant portion of the inventory has value, we are unable to substantiate its demand and market value and as a result have elected to reserve it in its entirety as of August 31, 2015 and February 28, 2015.

NOTE 4 – OTHER CURRENT ASSETS

Other assets of $73,736 and $60,597 are primarily comprised of vendor advances of $71,066 and $38,179 as of August 31, 2015 and February 28, 2015.

NOTE 5 – PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consisted of the following:

	August 31, 2015	February 28, 2015

Machinery and equipment	$964,111	$964,111
Furniture and fixtures	163,302	163,302
	1,127,413	1,127,413
Less accumulated depreciation	(1,127,259)	(1,126,468)
Property, plant and equipment, net	$154	$945

Depreciation expense was $791 and $5,781 for the Six months ended August 31, 2015 and August 31, 2014, respectively.

NOTE 6 – NOTES PAYABLE

Notes payable consisted of the following:

	May 31, 2015	February 28, 2015

Demand notes payable, at 10% and 16%	$2,104,430	$1,942,990
Convertible Promissory Note dated August 10, 2012, due August 10, 2017, convertible into shares of our common stock at a price of $0.76 per share. The note carries an interest rate of 7% with interest only payments due on the 10th of each month with the principal payment due on the maturity date. To-date, the Company has not made any interest payments as set forth in this note.	879,416	848,344
Convertible Promissory Note dated October 2, 2012, due October 2, 2017, convertible into shares of our common stock at a price of $0.76 per share. The note carries an interest rate of 7% with interest only payments due on the 2nd of each month with the principal payment due on the maturity date. To-date, the Company has not made any interest payments as set forth in this note.	442,675	428,917
Senior secured convertible notes dated May 7, 2013, due May 7, 2014, convertible into shares of our common stock at a price of $0.75 per share. The note was not repaid.	2,395,700	2,395,700
Senior secured convertible notes dated June 20, 2013, due June 20, 2014, convertible into shares of our common stock at a price of $0.750 per share. The note was not repaid.	325,000	325,000
	6,147,221	5,940,951

Less: Current portion	$4,825,130	$4,663,690

Long-term portion	$1,322,091	$1,277,261

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

Future maturities of notes payable at August 31, 2015 are as follows:

Year Ending February 28,
2016	$-
2017	-
2018	1,322,091
Total	$1,322,091

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

NOTE 7 – ACCRUED EXPENSES

Accrued expenses consisted of the following:

	August 31, 2015	February 28, 2015

Accrued payroll and related expenses	$3,892,960	$3,130,414
Accrued rent	218,735	216,547
Accrued interest	1,514,177	1,177,873
Other	90,000	85
Total	$5,715,872	$4,524,919

Accrued payroll and related expenses consists of salaries and vacation time accrued but not paid to employees due to our lack of financial resources.

NOTE 8 – SHAREHOLDERS’ EQUITY

Common Stock

During the Six months ended August 31, 2015, we did not issue any shares of common stock.

During the Six months ended August 31, 2014, we issued 2,800,000 shares of Common Stock for services rendered valued at $420,000, 17,334,533 shares of common stock upon the exercise of warrants for proceeds of $1,773,453 and we sold 1,500,000 shares of common stock for proceeds of $300,000.

Employee Stock Options

During the Six months ended August 31, 2015, there were no stock options granted to employees.

In September, 2006, our Board of Directors adopted the 2006 Employee Stock Option Plan. Activity in this plan is as follows:

	2006 Plan
	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Number of Options

Outstanding, February 28, 2015	$0.75-$1.00	$0.00	7,777,000
Cancelled	-		-
Granted	-		-
Outstanding, August 31, 2015	$0.75-$1.00	$0.00	7,777,000

The exercise prices for the options outstanding at August 31, 2015, and information relating to these options is as follows:

Options Outstanding				Exercisable Options
Range of Exercise Price	Number	Weighted Average Remaining Life	Weighted Average Exercise Price	Weighted Average Remaining Life	Number	Weighted Average Exercise Price

$0.75-$1.00	7,777,000	4.5 years	$0.79	4.5 years	7,777,000	$0.79

Warrants

Activity in issued and outstanding warrants is as follows:

	Number of Shares	Exercise Prices

Outstanding, February 28, 2015	37,546,048	$0.10-$1.50
Granted	-	-
Exercised	-	-
Cancelled	(1,054,642)	$1.50
Outstanding, August 31, 2015	36,491,406	$0.10-$1.50

There were no warrants issued in the six months ended August 31,2015.

The exercise prices for the warrants outstanding at August 31, 2015, and information relating to these warrants is as follows:

Range of Exercise Prices	Stock Warrants Outstanding	Stock Warrants Exercisable	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price of Warrants Outstanding	Weighted- Average Exercise Price of Warrants Exercisable	Intrinsic Value

$0.10-$0.75	18,381,012	18,381,012	68 months	$0.55	$0.55	$0.00
$0.75	1,082,734	1,082,734	66 months	$0.75	$0.75	$0.00
$0.75	1,000,000	1,000,000	56 months	$0.75	$0.75	$0.00
$0.75-$1.00	5,990,275	5,990,275	51 months	$0.77	$0.77	$0.00
$1.00-$1.25	795,000	795,000	13 months	$1.05	$1.05	$0.00
$1.00	8,272,187	8,272,187	13 months	$1.00	$1.00	$0.00
$1.50	105,000	105,000	7 months	$1.50	$1.50	$0.00
$0.75-1.50	709,198	709,198	4 months	$1.25	$1.25	$0.00
$1.50	156,000	156,000	1 months	$1.50	$1.50	$0.00

	36,491,406	36,491,406

NOTE 9 – INCOME TAXES

Our effective tax rates were approximately 0.0% for the six months ended August 31, 2015 and 2014. Our effective tax rate was lower than the U.S. federal statutory rate primarily due to the fact that we record a full valuation allowance against our deferred tax assets, which is primarily comprised of net operating losses.

NOTE 10 – SEGMENT INFORMATION

We are a United States based company providing advanced technology products to various industries. The principal markets for our products are North America, Europe, and Asia. All of our operating long-lived assets are located in the United States. We operate in one segment.

Total net revenues from customer geographical segments are as follows for the six months ended August 31, 2015 and 2014:

	2015	2014

United States	$41,261	$487,455
Canada	2,800	83,117
Europe	210	33,526
Asia	107,384	306,559
Other	55,979	49,865
Total	$207,634	$960,522

NOTE 11 – SIGNIFICANT CUSTOMERS

Concentration Risk

In the six months ended August 31, 2015, we sold AuraGen related products to three significant customers whose sales comprised 58%, 23% and 16% of sales, respectively. Net accounts receivable from these customers at August 31, 2015 were $29,999, $0 and $0 respectively. These customers are not related to or affiliated with us. In the six months ended August 31, 2014, we sold AuraGen related products to two significant customers whose sales comprised 32% and 21% of net sales, respectively. Net accounts receivable from these customers at August 31, 2014 were $98,567 and $11,366 respectively. These customers are not related to or affiliated with us.

NOTE 12 – RELATED PARTIES TRANSACTIONS

At August 31, 2015, the balance reflected in Notes Payable and accrued interest-related party, current, includes $14,635,900 of unsecured notes payable plus accrued interest of $6,943,803 to Mr. Breslow, a member of our Board of Directors, payable on demand, bearing interest at a rate of 10% per annum. The balance of $14,235,960 plus accrued interest of $6,220,790 as of February 28, 2015. During the six months ended August 31, 2015 and August 31, 2014, interest amounting to $723,013 and $698,306 respectively, was incurred on these notes. The balance also includes $82,000 of unsecured notes payable plus accrued interest of $19,683 and $15,594 to our CEO pursuant to a demand note entered into on April 5, 2013 and an unsecured note payable to Mr. Kopple, another member of our Board of Directors in the total amount of $3,487,705 and $3,047,856 plus accrued interest of $433,566 and $302,874 with interest at a rate of 10% per annum as of August 31, 2015 and February 28, 2015, respectively.

At August 31, 2015, the balance reflected in Convertible note payable and accrued interest-related party, long term, includes $1,755,768 of secured convertible notes payable net of discounts of $285,927 plus accrued interest of $573,323 to Mr. Breslow, a member of our Board of Directors.

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

On January 27, 2017, the Company entered into a joint venture (JV) agreement with a Chinese company to manufacture, market and distribute certain mobile power products based on Aura’s patented technology solely for the Peoples Republic of China territories. The JV will be owned 49% by the Company and 51% by the Chinese company who will also contribute $9,750,000 to the JV. The Company is required to contribute $250,000 and a license to specific technology. In addition, the Chinese company will invest $2,000,000 in Aura at $0.20 per share for a total of 10,000,000 shares of common stock and purchase a minimum of $1,250,000 of product supported by letters of credit for distribution until the JV factory is built, equipped, and staffed. Aura has also committed to supply training and technical personnel to the JV for six months at no cost other than reimbursement for travel, room and board. The agreement was subject to the approval of the Chinese Government which was received in April, 2017.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Revenue Recognition

We are required to make judgments based on historical experience and future expectations, as to the reliability of shipments made to our customers. These judgments are required to assess the propriety of the recognition of revenue based on Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition,” and related guidance. Because sales are currently in limited volume and many sales are for evaluative purposes, we have not booked a general reserve for returns. We will consider an appropriate level of reserve for product returns when our sales increase to commercial levels.

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

Results of Operations

Six months ended August 31, 2015 compared to six months ended August 31, 2014

Net revenues for the six months ended August 31, 2015 (the “Six Months FY2016”) decreased $752,888 to $207,634 from $960,522 in the six months ended August 31, 2014 (the “Six Months FY2015”), a decrease of 78%. The decline is primarily attributable to a lack of funds causing the Company to severely curtail operations.

Cost of goods decreased $315,318 (74%) to $113,760 in the Six Months FY2016 from $429,078 in the Six Months FY2015. The decrease in cost of goods is a result of the decrease in sales for the period as noted above.

Engineering, research and development expenses decreased $433,152 (65%) to $232,222 in the Six Months FY2016 from $665,374 in the Six Months FY 2015. The decline is primarily attributable to a lack of funds causing the Company to severely curtail operations.

Selling, general and administrative expense decreased $4,012,106 (64%) to $2,244,823 in the Six Months FY2016 from $6,256,929 in the Six Months FY2015. The decline is primarily attributable to a lack of funds causing the Company to severely curtail operations.

Net interest expense in the Six Months FY2016 decreased $154,624 (9%) to $1,497,124 from $1,651,748 in the Six Months FY2015 as a result of a reduction in the non-cash amortization of the debt discount.

Our net loss for the Six Months FY2016 decreased $4,216,233 to $3,820,794 from $8,037,027 in the Six Months FY2015.

Three months ended August 31, 2016 compared to three months ended August 31, 2015

Net revenues for the three months ended August 31, 2015 (the “Second Quarter FY2016”) decreased $409,243 to 101,307 from $510,550 in the three months ended August 31, 2014 (the “Second Quarter FY2015”), a decrease of 80%. The decline is primarily attributable to a lack of funds causing the Company to severely curtail operations.

Cost of goods decreased $173,188 (81%) to $40,198 in the Second Quarter FY2016 from $213,386 in the Second Quarter FY2015. The decrease in cost of goods is a result of the decrease in sales for the period as noted above.

Engineering, research and development expenses decreased $266,636 (74%) to $94,735 in the Second Quarter FY2016 from $361,371 in the Second Quarter FY 2015. The decline is primarily attributable to a lack of funds causing the Company to severely curtail operations.

Selling, general and administrative expense decreased $2,343,449 (75%) to $789,134 in the Second Quarter FY2016 from $3,132,583 in the Second Quarter FY2015. The decline is primarily attributable to a lack of funds causing the Company to severely curtail operations.

Net interest expense in the Second Quarter FY2016 decreased $69,889 (9%) to $756,423 from $826,312 in the Second Quarter FY2015, primarily as a result of a reduction in the non-cash amortization of the debt discount.

Our net loss for the Second Quarter FY2016 decreased $2,443,919 to $1,579,183 from $4,023,102 in the Second Quarter FY2015.

Liquidity and Capital Resources

We had cash of approximately $6,800 and $35,000 as of August 31, 2015, and February 28, 2015, respectively.  We had a working capital deficit at August 31, 2015, and February 28, 2015 of $38,825,064 and $35,292,793, respectively. The working capital deficit includes notes payable and accrued interest to related parties of $25,602,658 and $23,905,073 as of August 31 and February 28, 2015, respectively. As of August 31, 2015, we had accounts receivable, net of allowance for doubtful accounts, of $32,320 compared to $58,957 as of February 28, 2015.

Net cash used in operations for the Six months ended August 31, 2015, was $862,000, a decrease of $2,650,636 from the comparable period in the prior fiscal year. Net cash provided by financing activities during the Six months ended August 31, 2015, was $833,940, resulting from net proceeds from notes payable.

There were no acquisitions of property and equipment in the Six Months FY 2016 or the Six Months FY 2015.

Accrued expenses as of August 31, 2015 increased $1,190,953 to $5,715,872 from $4,524,919 as of February 28, 2015. Approximately $2,450,000 of accrued expenses is salaries accrued but unpaid to certain employees and ex-employees due to a lack of resources, and approximately $486,000 is accrued but unused vacation time earned by employees.

Net proceeds from the issuance of debt totaled $833,940 in the Six Months FY 2016, compared with $1,319,999 in the Six Months FY 2015. Proceeds from the exercise of warrants totaled $1,733,453 in the Six Months ended August 31, 2015. There were no warrant exercises in the comparable current year period. As of August 31, 2015, the total amount owing Mr. Breslow, a board member is $14,635,900 plus accrued interest of approximately $6,944,000. We also owe Mr. Kopple, another Board member a total of $5,243,473, net of discounts of $244,232 plus accrued interest of approximately $1,006,889. If the Board members were to demand repayment, we do not currently have the resources to make the payments.

The Company had a deficit of $42,385,878 in shareholders’ equity as of August 31, 2015, compared to $38,565,084 as of February 28, 2015.

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

Capital Transactions

During the six months ended August 31, 2015, we did not issue any shares of common stock.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended August 31, 2015, which have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

During the quarter ended August 31, 2015, we did not issue any shares of common stock.

All of the sales of unregistered securities are believed to be exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 as these offerings were a private placement to a limited number of qualified investors without public solicitation or advertising.

ITEM 3. Defaults Upon Senior Securities.

We have commitments to pay investors and lenders $35,740,110 comprising principal and accrued interest on various convertible notes, non-convertible notes and loans payable through August 31, 2015. Due to our lack of financial resources, the Company was unable to make various required principal and interest payments under a number of notes payable, and was in potential default on $12,391,117 of such debt as of August 31, 2015.

In 2017, the Company has been successful in restructuring a total of approximately $33.7 million of debt (the “Restructured Debt”) through agreements reached with all of the Company’s secured creditors and the majority of the Company’s unsecured creditors. Pursuant to these restructuring agreements, any and all defaults and penalties with respect to the Restructured Debt have been waived, approximately $9.3 million in accrued interest has been forgiven, and approximately $20.9 million will be converted into approximately 14.1 million shares of the Company’s common stock upon stockholder approval of a 1-for-7 reverse stock split and the election a new board of directors. Of the $12,391,117 of notes payable in potential default as of August, 31, 2015, $6,245,841 was subsequently restructured in 2017 and any potential defaults with respect to this amount have been resolved.

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

