Form 10-Q
period 2015-11-30
AURA SYSTEMS INC
filed 2017-09-18
CIK 826253

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2015

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

AURA SYSTEMS, INC.

ITEM 1. FINANCIAL STATEMENTS

AURA SYSTEMS, INC.
BALANCE SHEETS

(Unaudited)

	As of November 30,	As of February 28,
	2015	2015
ASSETS
Current assets:
Cash and cash equivalents	$3,601	$34,855
Accounts receivable, net of allowance for doubtful accounts of $50,000 at November 30 and February 28, 2015, respectively	67,570	58,957
Other current assets	37,771	60,597
Total current assets	108,942	154,409

Deposits	90,213	100,138
Property, plant, and equipment, net	78	945

Total assets	$199,233	$255,492

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,150,113	$1,889,453
Accrued expenses	4,777,207	4,524,919
Customer advances	633,653	464,067
Notes payable	3,809,498	1,942,990
Convertible notes payable, net of discount	2,720,700	2,720,700
Notes payable and accrued interest- related party	26,361,398	23,905,073

Total current liabilities	40,452,569	35,447,202

Convertible note payable, net of discount	1,344,507	1,277,261
Convertible note payable and accrued interest-related party, net of discount	2,444,758	2,096,113

Total liabilities	44,241,834	38,820,576

Commitments and contingencies

Stockholders’ deficit:
Common stock, $0.0001 par value; 150,000,000 shares authorized at November 30 and February 28, 2015; 113,041,432 and 113,041,432 issued and outstanding at November 30 and February 28, 2015, respectively	11,304	11,304
Additional paid-in capital	410,404,692	410,404,692
Accumulated deficit	(454,458,597)	(448,981,080)

Total stockholders’ deficit	(44,042,601)	(38,565,084)

Total liabilities and stockholders’ deficit	$199,233	$255,492

The accompanying notes are an integral part of these financial statements.

AURA SYSTEMS, INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 30, 2015 AND 2014
(Unaudited)

	Three Months ended November 30,		Nine Months ended November 30,
	2015	2014	2015	2014
Net Revenues	$37,695	$80,929	$245,329	$1,041,451

Cost of goods sold	56,764	32,393	170,524	461,471

Gross Profit	(19,069)	48,536	74,805	579,980

Expenses
Engineering, research and development expenses	105,298	103,012	337,520	768,386
Selling, general and administrative expenses	734,616	1,356,034	2,979,438	7,612,963
Total costs and expenses	839,914	1,459,046	3,316,958	8,381,349

Loss from operations	(858,983)	(1,410,510)	(3,242,153)	(7,801,369)

Other (income) and expense
Interest expense, net	797,740	716,764	2,294,864	2,368,512
Other (income) expense, net	-	-	(59,500)	(5,580)
Total other (income) expense	797,740	716,764	2,235,364	2,362,932
Net Loss	$(1,656,723)	$(2,127,274)	$(5,477,517)	$(10,164,301)

Total basic and diluted loss per share	$(0.02)	$(0.02)	$(0.05)	$(0.09)
Weighted average shares used to compute basic and diluted income (loss) per share*	113,041,432	110,962,175	113,041,432	108,646,703

*Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of the dilutive securities is anti-dilutive.

See accompanying notes to these unaudited condensed financial statements.

AURA SYSTEMS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED NOVEMBER 30, 2015 AND 2014
(Unaudited)

	Nine Months Ended November 30,
	2015	2014
Cash flow from operating activities:
Net Loss	$(5,477,517)	$(10,164,301)
Adjustments to reconcile Net loss to net cash used in operating activities
Depreciation Expense	867	6,933
Amortization of debt discount	192,327	303,779
Stock option and warrant expense	-	3,308,179
Stock issued for services	-	420,000
(Increase) decrease in:
Accounts receivable	(8,613)	67,865
Other current assets and deposit	32,751	58,151
Increase (decrease) in:
Accounts payable, customer deposit and accrued expenses	3,903,761	2,381,193
Net cash used in operations	(1,356,424)	(3,618,201)

Financing activities:
Issuance of common stock	-	2,193,852
Proceeds from notes payable	341,440	443,000
Payments on notes payable	-	(245,000)
Proceeds from notes payable-related party	983,730	1,200,000

Net cash provided by financing activities:	1,325,170	3,591,852

Net decrease in cash & cash equivalents	(31,254)	(26,349)

Cash and cash equivalents at beginning of period	34,855	40,927

Cash and cash equivalents at end of period	$3,601	$14,578
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	-	-
Income taxes	-	-

Unaudited supplemental disclosure of non-cash investing and financing activities:

During the Nine months ended November 30, 2015, $1,525,067 of accrued payroll was converted into demand notes payable bearing an interest rate of 10%.

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

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  During the nine months ended November 30, 2015 and November 30, the Company incurred losses of $5,477,517 and $10,164,301, respectively and had negative cash flows from operating activities of $1,356,424 and $3,618,201, respectively.

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

NOTE 3 – INVENTORIES

Inventories, stated at the lower of cost (first in first out), or market consisted of the following:

	November 30, 2015	February 28, 2015

Raw materials	$1,858,347	$1,772,869
Finished goods	1,558,554	1,565,190
	3,416,901	3,338,059

Inventory reserve	(3,416,901)	(3,338,059)
	$0	$0

The Company has not operated, and therefore has not produced product since late 2015. As a result, while the Company believes that a significant portion of the inventory has value, we are unable to substantiate its demand and market value and as a result have elected to reserve it in its entirety as of November 30, 2015 and February 28, 2015.

NOTE 4 – OTHER CURRENT ASSETS

Other assets of $37,771 and $60,597 are primarily comprised of vendor advances of $37,771 and $38,179 as of November 30, 2015 and February 28, 2015.

NOTE 5 – PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consisted of the following:

	November 30, 2015	February 28, 2015

Machinery and equipment	$964,111	$964,111
Furniture and fixtures	163,302	163,302
	1,127,413	1,127,413
Less accumulated depreciation	(1,127,335)	(1,126,468)
Property, plant and equipment, net	$78	$945

Depreciation expense was $868 and $6,933 for the Nine months ended November 30, 2015 and November 30, 2014, respectively.

NOTE 6 – NOTES PAYABLE

Notes payable consisted of the following:

	November 30, 2015	February 28, 2015

Demand notes payable, at 10% and 16%	$3,809,498	$1,942,990
Convertible Promissory Note dated August 10, 2012, due August 10, 2017, convertible into shares of our common stock at a price of $0.76 per share. The note carries an interest rate of 7% with interest only payments due on the 10th of each month with the principal payment due on the maturity date. To-date, the Company has not made any interest payments as set forth in this note.	894,952	848,344
Convertible Promissory Note dated October 2, 2012, due October 2, 2017, convertible into shares of our common stock at a price of $0.76 per share. The note carries an interest rate of 7% with interest only payments due on the 2nd of each month with the principal payment due on the maturity date. To-date, the Company has not made any interest payments as set forth in this note.	449,555	428,917
Senior secured convertible notes dated May 7, 2013, due May 7, 2014, convertible into shares of our common stock at a price of $0.75 per share. The note was not repaid.	2,395,700	2,395,700
Senior secured convertible notes dated June 20, 2013, due June 20, 2014, convertible into shares of our common stock at a price of $0.50 per share. The note was not repaid.	325,000	325,000
	7,874,705	5,940,951

Less: Current portion	$6,530,198	$4,663,690

Long-term portion	$1,344,507	$1,277,261

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

Future maturities of notes payable at November 30, 2015 are as follows:

Year Ending February 28,
2016	$-
2017	1,344,507
Total	$1,344,507

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

NOTE 7 – ACCRUED EXPENSES

Accrued expenses consisted of the following:

	November 30, 2015	February 28, 2015

Accrued payroll and related expenses	$2,744,455	$3,130,414
Accrued rent	219,829	216,547
Accrued interest	1,722,923	1,177,873
Other	90,000	85
Total	$4,777,207	$4,524,919

Accrued payroll and related expenses consists of salaries and vacation time accrued but not paid to employees due to our lack of financial resources.

NOTE 8 – SHAREHOLDERS’ EQUITY

Common Stock

No shares of common stock were issued during the Nine months ended November 30, 2015.

During the Nine months ended November 30, 2014, we issued 2,800,000 shares of Common Stock for services rendered valued at $420,000, 17,334,533 shares of common stock upon the exercise of warrants for proceeds of $1,773,453 and we sold 2,852,000 shares of common stock for proceeds of $460,400.

Employee Stock Options

During the Six months ended August 31, 2015, there were no stock options granted to employees.

In September, 2006, our Board of Directors adopted the 2006 Employee Stock Option Plan. Activity in this plan is as follows:

	2006 Plan
	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Number of Options

Outstanding, February 28, 2015	$0.75-$1.00	$0.00	7,777,000
Cancelled	-	-	-
Granted	-	-	-
Outstanding, November 30, 2015	$0.75-$1.00	$0.00	7,777,000

The exercise prices for the options outstanding at November 30, 2015, and information relating to these options is as follows:

Options Outstanding				Exercisable Options
Range of Exercise Price	Number	Weighted Average Remaining Life	Weighted Average Exercise Price	Weighted Average Remaining Life	Number	Weighted Average Exercise Price

$0.75-$1.00	7,777,000	4.25 years	$0.79	4.25 years	7,777,000	$0.79

Warrants

Activity in issued and outstanding warrants is as follows:

	Number of Shares	Exercise Prices

Outstanding, February 28, 2015	37,546,048	$0.10-$1.50
Granted	-	-
Exercised	-	-
Cancelled	(1,210,642)	$1.50
Outstanding, November 30, 2015	36,335,406	$0.10-$1.50

There were no warrants issued in the nine months ended November 30, 2015.

The exercise prices for the warrants outstanding at November 30, 2015, and information relating to these warrants is as follows:

Range of Exercise Prices	Stock Warrants Outstanding	Stock Warrants Exercisable	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price of Warrants Outstanding	Weighted-Average Exercise Price of Warrants Exercisable	Intrinsic Value

$0.10-$0.75	18,381,012	18,381,012	68 months	$0.55	$0.55	$0.00
$0.75	1,082,734	1,082,734	66 months	$0.75	$0.75	$0.00
$0.75	1,000,000	1,000,000	56 months	$0.75	$0.75	$0.00
$0.75-$1.00	5,990,275	5,990,275	51 months	$0.77	$0.77	$0.00
$1.00-$1.25	795,000	795,000	13 months	$1.05	$1.05	$0.00
$1.00	8,272,187	8,272,187	13 months	$1.00	$1.00	$0.00
$1.50	105,000	105,000	7 months	$1.50	$1.50	$0.00
$0.75-1.50	709,198	709,198	4 months	$1.25	$1.25	$0.00

	36,335,406	36,335,406

NOTE 9 – INCOME TAXES

Our effective tax rates were approximately 0.0% for the six months ended November 30, 2015 and 2014. Our effective tax rate was lower than the U.S. federal statutory rate primarily due to the fact that we record a full valuation allowance against our deferred tax assets, which is primarily comprised of net operating losses.

NOTE 10 – SEGMENT INFORMATION

We are a United States based company providing advanced technology products to various industries. The principal markets for our products are North America, Europe, and Asia. All of our operating long-lived assets are located in the United States. We operate in one segment.

Total net revenues from customer geographical segments are as follows for the nine months ended November 30, 2015 and 2014:

	2015	2014

United States	$48,956	$542,737
Canada	2,800	84,717
Europe	210	33,588
Asia	137,384	318,348
Other	55,979	62,061
Total	$245,329	$1,041,451

NOTE 11 – SIGNIFICANT CUSTOMERS

Concentration Risk

In the Nine Months ended November 30, 2015, we sold AuraGen related products to three significant customers whose sales comprised 56%, 22% and 16% of net sales, respectively. Net accounts receivable from these customers at November 30, 2015 were $62,091, $0 and $0 respectively. These customers are not related to or affiliated with us. In the Nine months ended November 30, 2014, we sold AuraGen related products to three significant customers whose sales comprised 31%, 19% and 7% of net sales, respectively. Net accounts receivable from these customers at November 30, 2014 were $21,514, $0 and $0 respectively. These customers are not related to or affiliated with us.

NOTE 12 – RELATED PARTIES TRANSACTIONS

At November 30, 2015, the balance reflected in Notes Payable and accrued interest-related party, current, includes $14,811,515 of unsecured notes payable plus accrued interest of $7,309,993 to Mr. Breslow, a member of our Board of Directors, payable on demand, bearing interest at a rate of 10% per annum. The balance of $14,235,960 plus accrued interest of $6,220,790 as of February 28, 2015. During the nine months ended November 30, 2015 and November 30, 2014, interest amounting to $1,089,203 and $1,043,720 respectively, was incurred on these notes. The balance also includes $82,000 of unsecured notes payable plus accrued interest of $21,705 and to our CEO pursuant to a demand note entered into on April 5, 2013 and an unsecured note payable to Mr. Kopple, another member of our Board of Directors in the total amount of $3,623,321 and $3,047,856 plus accrued interest of $512,864 and $302,874 with interest at a rate of 10% per annum as of November 30, 2015 and February 28, 2015, respectively.

At November 30, 2015, the balance reflected in Convertible note payable and accrued interest-related party, long term, includes $1,797,462 of secured convertible notes payable net of discounts of $202,538 plus accrued interest of $647,296 to Mr. Kopple, a member of our Board of Directors.

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

Results of Operations

Nine months ended November 30, 2015 compared to nine months ended November 30, 2014

Net revenues for the nine months ended November 30, 2015 (the “Nine months FY2016”) decreased $796,122 to $245,329 from $1,041,451 in the nine months ended November 30, 2014 (the “Nine months FY201”), a decrease of 76%. The substantial decrease is primarily due to the fact that the Company does not have the financial resources to purchase parts needed to manufacture its’ products on a regular basis and has had to furlough many employees due to the inability to meet payroll obligations.

Cost of goods decreased $290,947 (63%) to $170,524 in the Nine months FY2016 from $461,471 in the Nine months FY2015. The decrease in cost of goods is a result of the decrease in sales.

Engineering, research and development expenses decreased $430,866 (56%) to $337,520 in the Nine months FY2016 from $768,386 in the Nine months FY 2015. The decline is primarily attributable to a lack of funds causing the Company to severely curtail operations.

Selling, general and administrative expense decreased $4,633,525 (61%) to $2,979,438 in the Nine months FY2016 from $7,612,963 in the Nine months FY2015. The prior year had non-cash charges of approximately $2,760,000 for warrants issued to replace previously issued and cancelled warrants, and new warrants issued to a board member attached to a note payable. This, combined with the substantial curtailment of activities due to a lack of funding resulted in the current year decrease.

Net interest expense in the Nine months FY2016 decreased $73,648 (3%) to $2,294,864 from $2,368,512 in the Nine months FY2015 as a result of the decrease in the amortization of the debt discount on the financing completed in the third quarter of FY2012, which was fully repaid in the first quarter of the prior fiscal year.

Our net loss for the Nine months FY2016 decreased $4,686,784 to $5,477,517 from $10,164,301 in the Nine months FY2015.

Three months ended November 30, 2015 compared to three months ended November 30, 2014

Net revenues for the three months ended November 30, 2015 (the “Third Quarter FY2016”) decreased $43,234 to $37,695 from $80,929 in the three months ended November 30, 2014 (the “Third Quarter FY2015”), a decrease of 53%. The substantial decrease is primarily due to the fact that the Company does not have the financial resources to purchase parts needed to manufacture its’ products on a regular basis and has had to furlough many employees due to the inability to meet payroll obligations.

Cost of goods increased $24,371 (75%) to $56,764 in the Third Quarter FY2016 from $32,393 in the Third Quarter FY2015.

Engineering, research and development expenses increased $2,286 (2%) to $105,298 in the Third Quarter FY2016 from $103,012 in the Third Quarter FY 2015. Selling, general and administrative expense decreased $621,418 (46%) to $734,616 in the Third Quarter FY2016 from $1,356,034 in the Third Quarter FY2015. The decrease is primarily attributable to the lack of financial resources we have, which has resulted in the furloughing of a large portion of our workforce due to the inability to fund payroll and payroll related expenses, and the general reduction in operating expenses associated with a minimal level of business activity.

Net interest expense in the Third Quarter FY2015 increased $80,976 (11%) to $797,740 from $716,764 in the Third Quarter FY2015 as a result of an increase in the level of debt outstanding.

Our net loss for the Third Quarter FY2016 decreased $470,551 to $1,656,723 from $2,127,274 in the Third Quarter FY2015.

Liquidity and Capital Resources

We had cash of approximately $3,600 and $35,000 as of November 30, 2015, and February 28, 2015, respectively.  We had a working capital deficit at November 30, 2015, and February 28, 2015 of $40,343,627 and $35,292,793, respectively. The working capital deficit includes notes payable and accrued interest to related parties of $26,361,398 and $23,905,073 as of November 30 and February 28, 2015, respectively. As of November 30, 2015, we had accounts receivable, net of allowance for doubtful accounts, of $67,570 compared to $58,957 as of February 28, 2015.

Net cash used in operations for the Nine months ended November 30, 2015, was $1,356,424, a decrease of $2,261,777 from the comparable period in the prior fiscal year. Net cash provided by financing activities during the Nine months ended November 30, 2015, was $1,325,170, resulting from net proceeds from notes payable.

There were no acquisitions of property and equipment in the Nine months FY 2016 or the Nine months FY 2015.

Accrued expenses as of November 30, 2015 increased $252,288 to $4,777,207 from $4,524,919 as of February 28, 2015. Approximately $2,450,000 of accrued expenses is salaries accrued but unpaid to certain employees and ex-employees due to a lack of resources, and approximately $501,000 is accrued but unused vacation time earned by employees.

Net proceeds from the issuance of debt totaled $1,325,170 in the Nine months FY 2016, compared with $1,398,000 in the Nine months FY 2015. As of November 30, 2015, the total amount owing a board member is $14,811,515 plus accrued interest of approximately $7,309,992. We also owe another Board member a total of $5,420,783, net of discounts of $202,538 plus accrued interest of approximately $1,160,160. If the Board members were to demand repayment, we do not currently have the resources to make the payments.

The Company had a deficit of $44,042,601 in shareholders’ equity as of November 30, 2015, compared to $38,565,084 as of February 28, 2015.

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

Capital Transactions

During the quarter ended November 30, 2015, we did not issue any shares of common stock.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended November 30, 2015, which have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

During the quarter ended November 30, 2015, we did not issue any shares of common stock.

All of the sales of unregistered securities are believed to be exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 as these offerings were a private placement to a limited number of qualified investors without public solicitation or advertising.

ITEM 3. Defaults Upon Senior Securities.

We have commitments to pay investors and lenders $38,532,379 comprising principal and accrued interest on various convertible notes, non-convertible notes and loans payable through November 30, 2015. Due to our lack of financial resources, the Company was unable to make various required principal and interest payments under a number of notes payable, and was in potential default on $12,801,364 of such debt as of November 30, 2015.

In 2017, the Company has been successful in restructuring a total of approximately $33.7 million of debt (the “Restructured Debt”) through agreements reached with all of the Company’s secured creditors and the majority of the Company’s unsecured creditors. Pursuant to these restructuring agreements, any and all defaults and penalties with respect to the Restructured Debt have been waived, approximately $9.3 million in accrued interest has been forgiven, and approximately $20.9 million will be converted into approximately 14.1 million shares of the Company’s common stock upon stockholder approval of a 1-for-7 reverse stock split and the election a new board of directors. Of the $12,801,364 of notes payable in potential default as of November, 30, 2015, $6,245,841 was subsequently restructured in 2017 and any potential defaults with respect to this amount have been resolved.

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

