Form 10-K
period 2016-02-29
AURA SYSTEMS INC
filed 2017-09-18
CIK 826253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 29, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The AuraGen® /VIPER

The AuraGen® is composed of three basic subsystems. The first subsystem is the AF generator that is bolted to, and driven by, the vehicle’s engine, PTO, or any other prime mover. The second subsystem is the ECU, which filters and conditions the electricity to provide clean, steady voltages for both AC and DC power, and provides for variable speed applications as well as load following for increased efficiency. The third subsystem consists of mounting brackets and supporting components for installation and integration of the generator with the vehicle engine, PTO, or the prime mover.

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

Research and Development

We believe that ongoing research and development is important to the success of our product in order to utilize the most recent technology, to develop additional products and additional uses for existing products, to stay current with changes in vehicle manufacture and design and to maintain an ongoing advantage over potential competition. Our engineering, research and development costs for fiscal 2016 were approximately $0.4 million compared to approximately $0.8 million in fiscal 2015.

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

Significant Customers

During the year ended February 29, 2016, we conducted business with two major customers whose sales comprised 55.9% and 22% of net sales, respectively. As of February 29, 2016, these customers accounted for 68% of net accounts receivable. During the year ended February 28, 2015, we conducted business with two major customers whose sales comprised 31.6%, and 16.4% of net sales, respectively. As of February 28, 2015, these customers accounted for 39.5% of net accounts receivable.

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

Our business is dependent upon sales generated from our AuraGen® /VIPER family of products.  This product line utilizes advanced technology and has only recently begun being used in the marketplace for selected applications.  We are dependent on the broad acceptance by businesses and industry of our products.  Because the market for our product line is emerging, the potential size of this market and the timing of its development cannot be predicted.  A significant market may fail to develop or it may develop more slowly than we anticipate, either of which will have a material adverse effect on our business and results of operations.

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

We currently focus all of our resources on the successful commercialization of the AuraGen® /VIPER family of products.  Because we have elected to focus our business on a single product line rather than diversifying into other areas, our success will be dependent upon the commercial success of these products.  If we are unable to increase market acceptance of our products, if we are unable to modify our products and services on a timely basis so that we lose customers, or if new technologies make our technology obsolete, we may never be profitable.

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

We currently have a limited capability to manufacture most of the AuraGen® /VIPER components on a commercial scale.  Therefore, we rely extensively on subcontracts with third party manufacturers for such components.  The use of third party manufacturers increases the risk of delay of shipments to our customers and increases the risk of higher costs if our manufacturers are not available when required.  Our suppliers and manufacturers may not supply us with a sufficient amount of components or components of adequate quality, which would delay production of our product.  We do not have written agreements with our suppliers.  Furthermore, those suppliers who make our more technically difficult components may not be easily replaced.  Any of these disruptions in the supply of components could have a material adverse effect on our business or results of operations.

Although we generally aim to use standard parts and components for our products, some of our components are currently available only from limited sources.

We may experience delays in production of the AuraGen® /VIPER if we fail to identify alternate vendors, or if any parts supply is interrupted or reduced or if there is a significant increase in production costs, each of which could materially adversely and affect our business and operations.

We will need to renew sources of component supplies to meet increases in demand for the AuraGen® /VIPER.  There is no assurance that our suppliers can or will supply the components to us on favorable terms or at all.

In order to meet demand for AuraGen® /VIPER systems, we will need to renew contracts with our prior manufacturers and suppliers or locate other suitable manufacturers and suppliers.  Although we believe that there are a number of potential manufacturers and suppliers of the components, we cannot guarantee that contracts for components can be obtained on favorable terms or at all.  Any material adverse change in terms of the purchase of these components could increase our cost of goods.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

On August 30, 2017, the reported closing sales price for our common stock was $0.08.

Dividend Policy

We have not paid any dividends on our common stock and we do not anticipate paying any dividends on our common stock in the foreseeable future.

Sales of Unregistered Securities

During the year ended February 29, 2016, the Company did not issue any shares of common stock.

Repurchases of Equity Securities

We did not repurchase any shares of our common stock during the fourth quarter of fiscal 2016.

ITEM 6. SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide disclosure under this Item 6.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes forward-looking statements. For cautions about relying on such forward-looking statements, please refer to the section entitled “Forward Looking Statements” at the beginning of this Report immediately prior to “Item 1”.

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

Reverse Stock Split – The Company intends to file a proxy statement and hold an annual meeting of stockholders during 2017, seeking, among other things, stockholder approval of the Reverse Split. Currently the aggregate number of shares of our common stock outstanding, when combined with the number of shares of our common stock issuable upon the exercise of outstanding warrants or options or upon the conversion of convertible debt exceeds the authorized number of shares of our common stock provided for in our certificate of incorporation. Since the Reverse Split would not affect the authorized number of shares of our common stock, all outstanding warrants, options and convertible debt could be exercised or converted, as applicable, and we could also issue additional shares of common stock in the future.

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

Inventory Valuation and Classification

Inventories are valued at the lower of cost (first-in, first-out) or market, on a standard cost basis. We review the components of inventory on a regular basis for excess or obsolete inventory based on estimated future usage and sales. The Company has not operated and therefore has not produced product since late 2015. As a result, while the Company believes that a significant portion of the inventory has value, we are unable to substantiate it’s demand and market value and as a result have elected to reserve it in its entirety as of February 29, 2016.

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

Specific asset categories are treated as follows:

Accounts Receivable: We record an allowance for doubtful accounts based on management’s expectation of collect-ability of current and past due accounts receivable.

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

Results of Operations

Fiscal 2016 compared to Fiscal 2015

Revenues

Net revenues in fiscal 2016 decreased $972,779 to $183,032 from $1,155,811 in fiscal 2015, a decrease of 84%. The decrease is attributable to a lack of financial resources causing us to substantially curtail activities.

Cost of Goods

Cost of goods sold in fiscal 2016 decreased $319,383 to $170,996 from $490,379 in fiscal 2015. The decrease is attributable to the curtailment of our activities as noted above.

Engineering, Research and Development

Engineering, research and development costs decreased $449,408 to $395,727 in fiscal 2016 from $845,135 in fiscal 2015. While we had planned for an increase in engineering, research and development in the current fiscal year, the lack of resources noted above prevented us from implementing our plan.

Selling, General and Administrative Expense

Selling, general and administrative expenses decreased $5,916,385 to $2,981,781 in fiscal 2016 from $8,898,166 in fiscal 2015. The decrease is due to the curtailment of corporate activities as noted above.

Non-Operating Income and Expenses

Net interest expense increased to $3,298,054 in fiscal 2016 from $3,214,963 in fiscal 2015, an increase of $83,091 due to our increased debt levels. Other income increased to $58,559 in fiscal 2016 from $5,580 in fiscal 2015.

Net Income/Loss

Our net loss in fiscal 2016 decreased to $6,604,967 from $12,287,252 in fiscal 2015, a decrease of $5,682,285, primarily as a result of the curtailment of corporate activities as noted above.

Fiscal 2015 compared to Fiscal 2014

Revenues

Net revenues in fiscal 2015 decreased $1,161,541 to $1,155,811 from $2,317,352 in fiscal 2014, a decrease of 50%. The decrease is attributable to a lack of financial resources causing us to substantially curtail activities.

Cost of Goods

Cost of goods sold in fiscal 2015 decreased $400,157 to $490,379 from $909,222 in fiscal 2014, a decrease of 54%. The decrease is attributable to the curtailment of our activities as noted above.

Engineering, Research and Development

Engineering, research and development costs decreased $449,484 to $845,135 in fiscal 2015 from $1,294,619 in fiscal 2014. While we had planned for an increase in engineering, research and development in the current fiscal year, the lack of resources noted above prevented us from implementing our plan.

Selling, General and Administrative Expense

Selling, general and administrative decreased $201,064 to $98,898,166 in fiscal 2015 from $9,099,230 in fiscal 2014. The decrease is due to the curtailment of activities as noted above.

Non-Operating Income and Expense

Net interest expense decreased $776,193 to $3,214,963 in fiscal 2015 from $3,991,156 in fiscal 2014.

Net Income/Loss

The decrease in our net loss of $436,906 to $12,287,252 in fiscal 2015 from $12,724,158 in fiscal 2014 is primarily a result of the curtailment of corporate activities as noted above.

Liquidity and Capital Resources

In fiscal 2016, we incurred losses of approximately $6.6 million and had negative cash flows from operations of $1.6 million. As of February 29, 2016, the total amount owing to Mr. Kopple, a Board member, is $5,436,888 plus accrued interest of $1,228,828. We also owe $14.9 million plus accrued interest of $7.68 million to Mr. Breslow, another board member. If the Board members were to demand repayment, we do not currently have the resources to make the payment.

At February 29, 2016, we had cash of approximately $22,000, compared to cash of approximately $35,000 at February 28, 2015. Working capital at February 28, 2016 was a negative $41.3 million as compared to a negative $35.3 million at the end of the prior fiscal year. Accrued expenses increased $0.8 million due to an increase in accrued interest of approximately $0.8 million. At February 29, 2016, we had accounts receivable, net of allowance for doubtful accounts, of approximately $2,000 compared to approximately $59,000 at February 28, 2015. In fiscal 2016 we made no acquisitions of property and equipment.

During the year ended February 29, 2016 we did not issue any shares of common stock.

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

Pursuant to the June 2014 Agreement, the Kopple Parties also placed various restrictions on our ability to raise additional capital, hire qualified personnel and pay certain expenses without his prior approval for so long as the principal amount of his note remained outstanding. The June 2014 Kopple Note also required us to issue Mr. Kopple a stock purchase warrant (the “June 2014 Kopple Warrant”) to purchase approximately 5.8 million shares of our common stock at an exercise price of $0.10 per share, to be exercisable for seven years. Additionally, if we borrowed funds, issued capital stock or rights to acquire or convert into capital stock, or granted rights in respect to territories to any person for cash consideration of more than $5 million in the aggregate after the date of the June 2014 Kopple Note, we would be required to pay the entire amount of such cash consideration in excess of $5 million as a mandatory prepayment of the June 2014 Kopple Note. Additionally, Mr. Kopple required a default provision providing that in the event that the entire outstanding balance of the June 2014 Kopple Note was not paid in full prior to October 1, 2014, then for each consecutive calendar month during the period beginning October 1, 2014 and ending March 31, 2015, the Company would issue to Mr. Kopple additional stock purchase warrants, each to purchase 2,915,206 shares of our common stock, up to a maximum aggregate of approximately 17.5 million shares of our common stock, at $0.10 per share (the “Kopple Penalty Warrants”), the Kopple Penalty Warranties to be exercisable for seven years from the time of their respective issuances. In addition to the Kopple Penalty Warrants, the default provision under the June 2014 Kopple Note provides for a 5% late charge on the total amount due plus 15% per year interest. The Company did not repay the Kopple Parties the amounts loaned to the Company. Additionally, the Company has not issued any of the Kopple Penalty Warrants and management believes that Mr. Kopple is not entitled to receive them. The Company has also cancelled the June 2014 Kopple Warrant.

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

Going Concern.

Our independent auditor has expressed doubt about our ability to continue as a going concern and believes that our ability is dependent on our ability to implement our business plan, raise capital and generate revenues. See Report of Independent Registered Public Accounting Firm on page F-1, together with the Company’s audited consolidated financial statements for the fiscal year ended February 29, 2016.

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the specified time periods. For the last 2 fiscal years, these controls and procedures were deficient due to insufficient capital to maintain such controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, the Company’s management evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures. Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that these controls and procedures were ineffective for the last 3 fiscal years in ensuring that information requiring disclosure is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended February 29, 2016, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of February 29, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on this assessment, and on those criteria, management concluded that, due to the material weaknesses identified below, the Company’s internal control over financial reporting was ineffective as of February 29, 2016.

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

Name	Age	Title
Melvin Gagerman	74	Chief Executive Officer, Chief Financial Officer, and Chairman of the Board of Directors

Warren Breslow*	74	Director, Chairman of the Audit Committee, Member of the Nominating Committee and Compensation Committee

Salvador Diaz-Verson, Jr.	61	Director, Chairman of the Compensation Committee, Member of the Audit Committee and Nominating Committee

Robert Kopple	72	Director

*Mr. Breslow resigned as a director in March 2017.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Our shares of common stock are registered under the Securities Exchange Act of 1934, and therefore our executive officers and directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% stockholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file. Based on our review of the copies of such forms received by us, and to the best of our knowledge, no executive officers, directors and persons holding greater than 10% of our issued and outstanding stock have filed the required reports during the year ended February 29, 2016.

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

Legal Proceedings

To the best of our knowledge, except as described elsewhere in this report with respect to Mr. Kopple, none of our executive officers or directors is a party to any material proceedings adverse to the Company, has any material interest adverse to the Company or has, during the past ten years:

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

Director Compensation

Although we do not currently compensate our directors in cash for their service as members of our Board of Directors, the Board may, in its discretion, elect to compensate directors for attending Board and Committee meetings and to reimburse directors for out-of-pocket expenses incurred in connection with attending such meetings. Additionally, our directors are eligible to receive stock options under the 2011 Directors and Executive Officer Stock Option Plan. During fiscal 2016, no Directors received any stock options. There are no payments due to any Directors upon their resignation or retirement as members of the Board.

ITEM 11. EXECUTIVE COMPENSATION

The following table summarizes all compensation earned for the fiscal years ended February 29, 2016 and February 29, 2015, to the individual who served as our chief executive officer during fiscal 2016. We had no other officers who would qualify as “named executive officers” as such term is defined in Item 402 of Regulation S-K and serving in such capacity at any time during the year ended February 29, 2016 (the “Named Executive Officers”).

2016 Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation	All Other Compensation ($)		Total ($)

Melvin Gagerman (1)	2016	360,000	-	-	44,961	(3)	404,961	(5)
Chief Executive Officer, Chief Financial Officer	2015	360,000	-	-	50,770	(4)	410,770

(1)	Mr. Gagerman was elected Chairman and Chief Financial Officer effective February 1, 2006 and was elected President and Chief Executive Officer effective May 25, 2006.
(2)	Reflects the fair market value amount at the date of grant using the assumptions set forth in Note 9 to the financial statements included elsewhere in this Annual Report.
(3)	Represents $24,000 in automobile allowance, $13,022 for the cost of life and long term care insurance premiums, and $7,939 in medical expense reimbursements. No bonuses or stock awards were granted to the above individuals for the 2016 fiscal year.
(4)	Represents $24,000 in automobile allowance, $11,865 for the cost of life and long term care insurance premiums, and $14,905 in medical expense reimbursements. No bonuses or stock awards were granted to the above individuals for the 2015 fiscal year.
(5)	Mr. Gagerman salary of $360,000 for 2016 was not paid but was accrued.

Outstanding Equity Awards at 2016 Fiscal Year-End

The following table summarizes certain information regarding the number and value of all options to purchase our common stock held by the individuals named in the Summary Compensation Table at February 29, 2016. No stock awards or equity incentive plan awards were issued or outstanding during fiscal 2016.

2016 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

	Option Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration
Name	Exercisable	Un-exercisable	(#)	($)	Date

Melvin Gagerman	1,100,000	0	--	$0.75	2/28/20
Melvin Gagerman	1,400,000	0	--	$0.75	6/2/21
Melvin Gagerman	1,000,000	0	--	$1.00	8/25/16

Option Exercises and Stock Vesting During 2016

No stock options were exercised during fiscal 2016 by the individuals named in the Summary Compensation Table. No stock awards were issued or outstanding during fiscal 2016.

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

Director Compensation During Fiscal 2016

The following table summarizes all compensation paid to directors other than named executive officers during fiscal 2016.

2016 DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Warren Breslow (2)	-	-	-	-	-	-
Salvador Diaz-Verson, Jr. (3)	-	-	-	-	-	-
Robert Kopple (4)	-	-	-	-	-	-

(1)	Reflects the fair market value amount at the date of grant using the assumptions set forth in Note 9 to the financial statements included elsewhere in this Annual Report.

(2)	The director had 5,350,000 director options outstanding as of February 29, 2016.

(3)	The director had 350,000 director options outstanding as of February 29, 2016.

(4)	The director had no director options outstanding as of February 28, 2016.

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

Beneficial Ownership Table

Beneficial Owner	Number of Shares of Common Stock	Percent of Common Stock (1)
Melvin Gagerman (2)	7,796,801	6.1%
Warren Breslow (3)	6,287,966	4.9%
Salvador Diaz-Verson, Jr. (4)	790,934	*
Robert Kopple (5)	25,349,089	20.0%
All current executive officers and Directors as a group (three) (6)	33,936,824	26.1%

5% Stockholders
None other than the Directors named above

* Less than 1% of outstanding shares.

(1)	Beneficial ownership is determined in accordance with rules of the Securities and Exchange Commission. The calculation of the percentage of beneficial ownership is based upon 126,608,391 shares of common stock outstanding on August 30, 2017. In computing the number of shares beneficially owned by any shareholder and the percentage ownership of such shareholder, shares of common stock which may be acquired by a such shareholder upon exercise or conversion of warrants or options which are currently exercisable or exercisable within 60 days of August 30, 2017, are deemed to be exercised and outstanding. Such shares, however, are not deemed outstanding for purposes of computing the beneficial ownership percentage of any other person. Shares issuable upon exercise of warrants and options which are subject to shareholder approval are not deemed outstanding for purposes of determining beneficial ownership. Except as indicated by footnote, to our knowledge, the persons named in the table above have the sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.
(2)	Includes 5,675,258 warrants and options exercisable within 60 days of August 30, 2017.
(3)	Includes 4,923,901 warrants and options exercisable within 60 days of August 30, 2017.
(4)	Includes 723,489 warrants and options exercisable within 60 days of August 30, 2017.
(5)	Based on a Schedule 13D filed by Mr. Kopple with the SEC on September 11, 2013. The business address of Mr. Kopple is 10866 Wilshire Blvd., Suite 1500, Los Angeles, California 90024. The Company is also presently engaged in a dispute with Mr. Kopple that includes a claim regarding approximately 22.9 million warrants which Mr. Kopple claims to be owed to him and his affiliates by the Company. The Company believes that it has valid defenses against Mr. Kopple’s claims and that no warrants are issuable to Mr. Kopple. Accordingly, the amount reflected herein does not include the warrants in dispute. See Item 3. “Legal Proceedings”, “Liquidity and Capital Resources” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K for additional information regarding the transactions under dispute.
(6)	Excludes Mr. Breslow, who resigned from the Board of Directors in March 2017.

The mailing address for the officers and directors is c/o Aura Systems, Inc., 10541 Ashdale St., Stanton, CA 90680.

Securities Authorized for Issuance Under Equity Compensation Plans as of February 29, 2017

Equity Compensation Plan Information as of February 29, 2017

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a) (c)
Equity compensation plans approved by security holders (1)	7,224,000	$0.76	11,767,258
Equity compensation plans not approved by security holders	15,550,000	$0.75	3,441,258

(1)	Reflects options under the 2006 Stock Option Plan. The 2006 Stock Option Plan authorizes the Company to grant stock options exercisable for up to an aggregate number of shares of common stock equal to the greater of (i) 3,000,000 shares of common stock, or (ii) 10% of the number of shares of common stock outstanding from time to time. The numbers in this table are as of February 29, 2017.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND DISCLOSURES

The following table sets forth the aggregate fees billed to us by KSP Group, Inc. for the years ended February 29, 2016, and February 28, 2015:

	Year Ended February 28,
	2016	2015
Audit Fees	$47,500	$40,000
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-

Total	$47,500	$40,000

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

Audit Fees

Neither KSP Group, Inc., nor any other independent registered public accounting firm, provided any audit services to us during fiscal 2016 or fiscal 2015.

Audit Related Fees

KSP Group, Inc. did not provide any professional services to us during fiscal 2016 or fiscal 2015 which would constitute “audit related fees”.

Tax Fees

KSP Group, Inc. did not provide any professional services to us during fiscal 2016 or fiscal 2015 which would constitute “tax fees”.

All Other Fees

KSP Group, Inc. did not provide any professional services to us during fiscal 2016 or fiscal 2015 which would constitute “other fees”.

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

In February 2017, the Company engaged KSP Group, Inc. (“KSP”) as the Company’s independent registered public accounting firm for the fiscal years ending February 28, 2015, February 29, 2016 and February 28, 2017. The decision to appoint KSP was approved by the Audit Committee of the Board of Directors.

During the two most recent fiscal years and during the subsequent interim period from March 1, 2017 through September 18, 2017, neither the Company nor anyone on its behalf consulted KSP regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report nor oral advice was provided to the Company that KSP concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue, or (ii) any matter that was either the subject of a “disagreement” or a “reportable event,” each as defined in Regulation S-K Item 304(a)(1)(v), respectively.

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

Consistent with the SEC’s rules, the Audit Committee pre-approves all audit and permissible non-audit services provided by our independent auditors. These services may include audit services, audit-related services, tax and other services. Pre-approval is generally provided for up to one year, and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis. During fiscal 2017, 2016 all services provided by KSP Group, Inc. were pre-approved by the Audit Committee in accordance with this policy.

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

1.      Financial Statements

See Index to Consolidated Financial Statements at page F-1

2.      Financial Statement Schedules

See Index to Consolidated Financial Statements at page F-1

3.      Exhibits

INDEX TO EXHIBITS

Description of Documents

3.1	Amended and Restated Certificate of Incorporation of Aura Systems, Inc. (Incorporated by reference to Exhibit 3.1 to Aura Systems, Inc.’s Form 10-K filed on June 15, 2009)
3.2	Amended and Restated Bylaws of Aura Systems, Inc. (Incorporated by reference to Exhibit 3.2 to Aura Systems, Inc.’s Report on Form 10-K filed on June 15, 2009)
10.1*	Aura Systems, Inc. 2006 Stock Option Plan (Incorporated by reference to Exhibit 10.4 to Aura System, Inc.’s Form 10-K filed on March 25, 2008)
10.2*	Form of Aura Systems, Inc. Non-Statutory Stock Option Agreement (Incorporated by reference to Exhibit 10.5 to Aura System, Inc.’s Form 10-K filed on March 25, 2008)
10.3	Demand Promissory Note dated July 5, 2011 by Aura Systems, Inc. in favor of Warren Breslow in the original principal amount of $250,000 (Incorporated by reference to Exhibit 10.59 to Aura Systems, Inc.’s Form 10-Q filed October 17, 2011)
10.4	Demand Promissory Note dated August 4, 2011 by Aura Systems, Inc. in favor of Warren Breslow in the original principal amount of $100,000 (Incorporated by reference to Exhibit 10.60 to Aura Systems, Inc.’s Form 10-Q filed October 17, 2011)
10.5	Demand Promissory Note dated August 12, 2011 by Aura Systems, Inc. in favor of Warren Breslow in the original principal amount of $225,000 (Incorporated by reference to Exhibit 10.61 to Aura Systems, Inc.’s Form 10-Q filed October 17, 2011)
10.6	Demand Promissory Note dated August 25, 2011 by Aura Systems, Inc. in favor of Warren Breslow in the original principal amount of $250,000 (Incorporated by reference to Exhibit 10.62 to Aura Systems, Inc.’s Form 10-Q filed October 17, 2011)

10.7	Demand Promissory Note dated September 16, 2011 by Aura Systems, Inc. in favor of Warren Breslow in the original principal amount of $250,000 (Incorporated by reference to Exhibit 10.63 to Aura Systems, Inc.’s Form 10-Q filed January 17, 2012)
10.8	Demand Promissory Note dated September 23, 2011 by Aura Systems, Inc. in favor of Warren Breslow in the original principal amount of $250,000 (Incorporated by reference to Exhibit 10.64 to Aura Systems, Inc.’s Form 10-Q filed January 17, 2012)
10.9	Demand Promissory Note dated December 16, 2011 by Aura Systems, Inc. in favor of Warren Breslow in the original principal amount of $250,000 (Incorporated by reference to Exhibit 10.65 to Aura Systems, Inc.’s Form 10-K filed on May 29, 2012)
10.10	Demand Promissory Note dated January 15, 2012 by Aura Systems, Inc. in favor of Warren Breslow in the original principal amount of $450,000 (Incorporated by reference to Exhibit 10.66 to Aura Systems, Inc.’s Form 10-K filed on May 29, 2012)
10.11	Demand Promissory Note dated February 23, 2012 by Aura Systems, Inc. in favor of Warren Breslow in the original principal amount of $250,000 (Incorporated by reference to Exhibit 10.67 to Aura Systems, Inc.’s Form 10-K filed on May 29, 2012)
10.11	Securities Purchase Agreement dated September 26, 2011 by and between Aura Systems Inc. and certain institutional investors (Incorporated by reference to Exhibit 10.1 to Aura Systems, Inc.’s Form 8-K filed on September 27, 2011)
10.12	Registration Rights Agreement dated September 26, 2011 by and between Aura Systems Inc. and certain institutional investors (Incorporated by reference to Exhibit 10.2 to Aura Systems, Inc.’s Form 8-K filed on September 27, 2011)
10.13	Security Agreement dated September 26, 2011 by and between Aura Systems Inc. and certain institutional investors (Incorporated by reference to Exhibit 10.3 to Aura Systems, Inc.’s Form 8-K filed on September 27, 2011)
10.14	Guaranty dated September 26, 2011 (Incorporated by reference to Exhibit 10.4 to Aura Systems, Inc.’s Form 8-K filed on September 27, 2011)
10.15	Subordination and Inter creditor Agreement dated September 26, 2011 by and between Aura Systems Inc., Warren Breslow and certain institutional investors (Incorporated by reference to Exhibit 10.5 to Aura Systems, Inc.’s Form 8-K filed on September 27, 2011)
10.13	Demand Promissory Note dated March 22, 2012 by Aura Systems, Inc. in favor of Warren Breslow in the original principal amount of $300,000 (Incorporated by reference to Exhibit 10.68 to Aura Systems, Inc.’s Form 10-Q filed on July 13, 2012)
10.14	Demand Promissory Note dated March 23, 2012 by Aura Systems, Inc. in favor of Warren Breslow in the original principal amount of $200,000 (Incorporated by reference to Exhibit 10.69 to Aura Systems, Inc.’s Form 10-Q filed on July 13, 2012)
10.15	Demand Promissory Note dated April 5, 2012 by Aura Systems, Inc. in favor of Warren Breslow in the original principal amount of $200,000 (Incorporated by reference to Exhibit 10.70 to Aura Systems, Inc.’s Form 10-Q filed on July 13, 2012)
10.16	Demand Promissory Note dated April 23, 2012 by Aura Systems, Inc. in favor of Warren Breslow in the original principal amount of $400,000 (Incorporated by reference to Exhibit 10.71 to Aura Systems, Inc.’s Form 10-Q filed on July 13, 2012)
10.17	Demand Promissory Note dated May 3, 2012 by Aura Systems, Inc. in favor of Warren Breslow in the original principal amount of $400,000 ((Incorporated by reference to Exhibit 10.72 to Aura Systems, Inc.’s Form 10-Q filed on July 13, 2012)
10.18	Demand Promissory Note dated May 24, 2012 by Aura Systems, Inc. in favor of Warren Breslow in the original principal amount of $300,000 (Incorporated by reference to Exhibit 10.73 to Aura Systems, Inc.’s Form 10-Q filed on July 13, 2012)
10.19	Demand Promissory Note dated June 1, 2012 by Aura Systems, Inc. in favor of Warren Breslow in the original principal amount of $300,000 (Incorporated by reference to Exhibit 10.74 to Aura Systems, Inc.’s Form 10-Q filed on October 15, 2012)
10.20	Demand Promissory Note dated June 22, 2012 by Aura Systems, Inc. in favor of Warren Breslow in the original principal amount of $300,000 (Incorporated by reference to Exhibit 10.75 to Aura Systems, Inc.’s Form 10-Q filed on October 15, 2012)
10.21	Demand Promissory Note dated August 24, 2012 by Aura Systems, Inc. in favor of Warren Breslow in the original principal amount of $300,000 (Incorporated by reference to Exhibit 10.76 to Aura Systems, Inc.’s Form 10-Q filed on October 15, 2012)
10.22	Demand Promissory Note dated August 27, 2012 by Aura Systems, Inc. in favor of Warren Breslow in the original principal amount of $150,000 (Incorporated by reference to Exhibit 10.77 to Aura Systems, Inc.’s Form 10-Q filed on October 15, 2012)

10.23	Convertible Promissory Note dated August 10, 2012 by Aura Systems, Inc. in favor of Peter Dalrymple in the original principal amount of $1,000,000 (Incorporated by reference to Exhibit 10.78 to Aura Systems, Inc.’s Form 10-Q filed on October 15, 2012)
10.24	Demand Promissory Note dated September 6, 2012 by Aura Systems, Inc. in favor of Warren Breslow in the original principal amount of $500,000 (Incorporated by reference to Exhibit 10.79 to Aura Systems, Inc.’s Form 10-Q filed on January 14, 2013)
10.25	Demand Promissory Note dated September 27, 2012 by Aura Systems, Inc. in favor of Warren Breslow in the original principal amount of $300,000 (Incorporated by reference to Exhibit 10.80 to Aura Systems, Inc.’s Form 10-Q filed on January 14, 2013)
10.26	Demand Promissory Note dated October 19, 2012 by Aura Systems, Inc. in favor of Warren Breslow in the original principal amount of $250,000 (Incorporated by reference to Exhibit 10.81 to Aura Systems, Inc.’s Form 10-Q filed on January 14, 2013)
10.27	Demand Promissory Note dated October 25, 2012 by Aura Systems, Inc. in favor of Warren Breslow in the original principal amount of $300,000 (Incorporated by reference to Exhibit 10.82 to Aura Systems, Inc.’s Form 10-Q filed on January 14, 2013)
10.28	Demand Promissory Note dated November 2, 2012 by Aura Systems, Inc. in favor of Warren Breslow in the original principal amount of $135,000 (Incorporated by reference to Exhibit 10.83 to Aura Systems, Inc.’s Form 10-Q filed on January 14, 2013)
10.29	Demand Promissory Note dated November 30, 2012 by Aura Systems, Inc. in favor of Warren Breslow in the original principal amount of $100,000 (Incorporated by reference to Exhibit 10.84 to Aura Systems, Inc.’s Form 10-Q filed on January 14, 2013)
10.30	Convertible Promissory Note dated October 2, 2012 by Aura Systems, Inc. in favor of Peter Dalrymple in the original principal amount of $500,000 (Incorporated by reference to Exhibit 10.85 to Aura Systems, Inc.’s Form 10-Q filed on January 14, 2013)
10.31	Financing Letter of Agreement dated June 20, 2014 between Aura Systems, Inc. and KF Business Ventures, LP, joined by its affiliate Kopple Family Partnership, LP (Incorporated by reference to Exhibit 10.31 to Aura Systems, Inc.’s Form 10-K for the period ended February 28, 2015 filed on the date hereof)**
10.32	Unsecured Promissory Note dated June 20, 2014 by Aura Systems, Inc. in favor of KF Business Ventures, LP in the original principal amount of $2,915,206.11 (Incorporated by reference to Exhibit A to Exhibit 10.31 to Aura Systems, Inc.’s Form 10-K for the period ended February 28, 2015 filed on the date hereof)**
10.33	Form of Warrant by Aura Systems, Inc. to KF Business Ventures, LP (Incorporated by reference to Exhibit B to Exhibit 10.31 to Aura Systems, Inc.’s Form 10-K for the period ended February 28, 2015 filed on the date hereof)**
10.34	Debt Refinancing Agreement dated January 24, 2017 by and between Aura Systems, Inc., on the one hand, and Warren Breslow and the Survivor’s Trust Under the Warren L. Breslow Trust, on the other hand (Incorporated by reference to Exhibit 10.1 to Aura Systems, Inc.’s Form 8-K filed on January 25, 2017)
10.35	Unsecured Convertible Promissory Note dated January 24, 2017 by and between the Survivor’s Trust Under the Warren L. Breslow Trust and Aura Systems, Inc. (Incorporated by reference to Exhibit 10.2 to Aura Systems, Inc.’s Form 8-K filed on January 25, 2017)
10.36	Sino-Foreign Cooperative Joint Venture Contract dated January 27, 2017 between Aura Systems, Inc. and Jiangsu AoLunTe Electrical Machinery Industrial Col, Ltd. (Incorporated by reference to Exhibit 10.1 to Aura Systems, Inc.’s Form 8-K filed on February 1, 2017)
10.37	First Amendment to Transaction Documents dated January 30, 2017 among Registrant and those persons who have signed the signature page thereto (Incorporated by reference to Exhibit 10.1 to Aura Systems, Inc.’s Form 8-K filed on February 8, 2017)
10.38	Securities Purchase Agreement dated May 6, 2013 among Registrant and those persons listed on the Schedule of Buyers attached thereto (Incorporated by reference to Exhibit 10.2 to Aura Systems, Inc.’s Form 8-K filed on February 8, 2017)
14.1	Code of Ethics (Incorporated by reference to Exhibit 14.1 to Aura Systems, Inc.’s Form 10-K filed on March 25, 2008)
16.1	Letter of Kabani & Company
31.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

*	Indicates a management contract or compensatory plan or arrangement.

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
Robert Kopple

5757 W Century Blvd, Suite 303, Los Angeles, CA 90045 Tel +1(310) 568-1628 Fax +1(310) 410-0371

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Aura Systems, Inc.

We have audited the accompanying balance sheets of Aura Systems, Inc. (a Delaware corporation), (the “Company”) as of February 29, 2016 and February 28, 2015, and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the two-year period ended February 29, 2016. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aura Systems, Inc. as of February 29, 2016 and February 28, 2015, and the results of its operations and its cash flows for each of the years in the two-year period ended February 29, 2016 in conformity with accounting principles generally accepted in the United States of America.

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

Los Angeles, California

September 11, 2017

AURA SYSTEMS, INC.

BALANCE SHEETS

	As of February 29,	As of February 28,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$22,175	$34,855
Accounts receivable, net	2,115	58,957
Other current assets	16,282	60,597
Total current assets	40,572	154,409

Deposits	90,213	100,138
Property, plant, and equipment, net	-	945

Total assets	$130,785	$255,492

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,823,776	$1,889,453
Accrued expenses	5,389,883	4,524,919
Customer advances	641,751	464,067
Notes payable	3,927,468	1,942,990
Convertible notes payable, net of discount	2,720,700	2,720,700
Notes payable and accrued interest- related party	26,869,911	23,905,073
Total current liabilities	41,373,489	35,447,202

Convertible note payable, net of discount	1,366,922	1,277,261
Convertible note payable and accrued interest-related party, net of discount	2,560,425	2,096,113

Total liabilities	45,300,836	38,820,576

Commitments and contingencies

Stockholders’ deficit:
Common stock, $0.0001 par value; 150,000,000 shares authorized at February 29, 2016 and 2015; 113,041,432 and 113,041,432 issued and outstanding at February 29, 2016 and, 2015, respectively	11,304	11,304
Additional paid-in capital	410,404,692	410,404,692
Accumulated deficit	(455,586,047)	(448,981,080)

Total stockholders’ deficit	(45,170,051)	(38,565,084)

Total liabilities and stockholders’ deficit	$130,785	$255,492

The accompanying notes are an integral part of these financial statements.

AURA SYSTEMS, INC.

 STATEMENTS OF OPERATIONS

	For the Year ended February 29, 2016	For the Year ended February 28, 2015

Net revenues	$183,032	$1,155,811
Cost of goods sold	170,996	490,379

Gross profit	12,036	665,432
Operating expenses:
Engineering, research and development	395,727	845,135
Selling, general, and administrative	2,981,781	8,898,166

Total operating expenses	3,377,508	9,743,301

Loss from operations	(3,365,472)	(9,077,869)

Other income (expense):
Interest expense, net	(3,298,054)	(3,214,963)
Other income net	58,559	5,580

Total other expense	(3,239,495)	(3,209,383)

Net Loss	$(6,604,967)	$(12,287,252)

Basic and diluted loss per share	$(0.06)	$(0.11)

*Weighted-average shares outstanding	113,041,432	109,542,599

*	Basic and diluted weighted average number of shares outstanding are equivalent because the effect of dilutive securities is anti-dilutive.

The accompanying notes are an integral part of these financial statements

AURA SYSTEMS, INC.

 STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED FEBRUARY 29, 2016 AND FEBRUARY 28, 2015

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit

Balance, February 28, 2014	88,914,499	$8,892	$404,314,016	$(436,693,828)	$(32,370,921)

Common stock issued in private placements, net	3,992,400	399	631,061		631,460
Shares issued for services	2,800,000	280	419,720		420,000
Shares issued for warrant exercise	17,334,533	1,733	1,731,720		1,733,453
Employee option and warrant expense			3,308,175		3,308,175
Net Loss				(12,287,252)	(12,287,252)

Balance, February 28, 2015	113,041,432	$11,304	$410,404,692	$(448,981,080)	$(38,565,084)

Net Loss				(6,604,967)	(6,604,967)

Balance, February 29, 2016	113,041,432	$11,304	$410,404,692	$(455,586,047)	$(45,170,051)

The accompanying notes are an integral part of these financial statements

AURA SYSTEMS, INC.

 STATEMENTS OF CASH FLOWS

	For the Year ended February 29, 2016	For the Year ended February 28, 2015
Cash flows from operating activities:
Net loss	$(6,604,967)	$(12,287,252)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	945	7,010
Stock option and warrant expense		3,308,176
Amortization of debt discount	256,439	515,176
Shares issued for services	-	420,000
(Increase) decrease in:
Accounts receivable	56,842	96,762
Other current assets	54,239	29,355
Increase (decrease) in:
Accounts payable and accrued expenses	4,383,074	3,757,362
Customer advances	177,684	383,426

Net cash used in operating activities	$(1,675,745)	(3,769,985)
Cash flows from investing activities:
Purchase of property, plant, and equipment	-	-

(Continued)

 The accompanying notes are an integral part of these financial statements

AURA SYSTEMS, INC.

 STATEMENTS OF CASH FLOWS (CONTINUED)

	For the Year ended February 29, 2016	For the Year ended February 28, 2015
Cash flows from financing activities:
Proceeds from notes payable	459,410	628,000
Payments on notes payable		(245,000)
Proceeds from notes payable - related party	1,203,654	1,016,000

Net proceeds from issuance of common stock	-	2,364,913

Net cash provided by financing activities	1,663,064	3,769,985

Net decrease in cash and cash equivalents	(12,680)	(6,072)
Cash and cash equivalents, beginning of year	34,855	40,927

Cash and cash equivalents, end of year	$22,175	$34,855

Supplemental disclosures of cash flow information:
Interest paid	$-	$-

Income taxes paid	$-	$-

Supplemental schedule of non-cash financing and investing activities:

During the year ended February 28, 2015, 2,800,000 shares of common stock were issued for services valued at $420,000.

The accompanying notes are an integral part of these financial statements

AURA SYSTEMS, INC.

 NOTES TO FINANCIAL STATEMENTS

 FEBRUARY 29, 2016

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

Inventories

Inventories are valued at the lower of cost (first-in, first-out) or market, on a standard cost basis. We review the components of inventory on a regular basis for excess or obsolete inventory based on estimated future usage and sales. As further described in Note 3, due to historical reasons, we are holding inventories in excess of what we expect to sell in the next fiscal year. The Company has not operated and therefore has not produced product since late 2015. As a result, while the Company believes that a significant portion of the inventory has value, we are unable to substantiate its demand and market value and as a result have elected to reserve it in its entirety as of February 29, 2016 and February 28, 2015.

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

Valuation of Long-Lived Assets

The Company accounts for the impairment of long-lived assets, such as fixed assets, patents and trademarks, under the provisions of Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 360, “Property, Plant, and Equipment”, which establishes the accounting for impairment of long-lived tangible and intangible assets other than goodwill and for the disposal of a business. Pursuant to FASB ASC 360, we review for impairment when facts or circumstances indicate that the carrying value of long-lived assets to be held and used may not be recoverable. If such facts or circumstances are determined to exist, an estimate of the undiscounted future cash flows produced by the long-lived asset, or the appropriate grouping of assets, is compared to the carrying value to determine whether impairment exists. If an asset is determined to be impaired, the loss is measured based on various valuation techniques, including a discounted value of estimated future cash flows. We report impairment costs as a charge to operations at the time it is recognized. During the years ended February 29, 2016 and February 28, 2015, we determined that there was no impairment of long-lived assets.

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

Shipping and handling expenses

We record all shipping and handling billings to a customer as revenue earned for the goods provided in accordance with FASB ASC 605-45-45-19, “Shipping and Handling Fees and Costs”. We include shipping and handling expenses in selling, general and administrative expense. Shipping and handling expenses amounted to $30,079 and $61,346 for the years ended February 29, 2016 and February 28, 2015, respectively.

Advertising Expense

Advertising costs are charged to expense as incurred and were immaterial for the years ended February 29, 2016 and February 28, 2015.

Research and Development

Research and development costs are expensed as incurred. These costs include the expenses incurred in the development of products such as the 375 amp ECU, the TanGen (dual generator), the eight inch generator, the 30 kW unit and the refrigeration system. Additionally, we are exploring the possibility of developing a 125kW system.

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

We have significant income tax net operating losses; however, due to the uncertainty of the realize-ability of the related deferred tax asset and other deferred tax assets, a valuation allowance equal to the amount of deferred tax assets has been established at February 29, 2016 and February 28, 2015.

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

Major Customers

During the year ended February 29, 2016, we conducted business with two major customers whose sales comprised 55.9% and 22% of net sales, respectively. As of February 29, 2016, these customers accounted for more than 90% of net accounts receivable. During the year ended February 28, 2015, we conducted business with two major customers whose sales comprised 31.6%, and 16.4% of net sales, respectively. As of February 28, 2015, these customers accounted for 39.5% of net accounts receivable.

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

NOTE 3 - INVENTORIES

Inventories at February 29, 2016 and February 28, 2015 consisted of the following:

	2016	2015

Raw materials	$1,858,347	$1,772,869
Finished goods	1,558,554	1,565,190

	3,416,901	3,338,059
Inventory reserve	(3,416,901)	(3,338,059)

Current portion	$0	$0

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

As described in Note 2 above while the Company believes the inventory has significant value it has elected to fully reserve the inventory due to the inability of determining the demand and, therefore, fair market value at February 28, 2017 and February 29, 2016.

NOTE 4 - OTHER CURRENT ASSETS

Other current assets of $16,283 and $60,597 are primarily comprised of vendor advances of $16,283 and $38,179 as of February 29, 2016 and February 28, 2015, respectively.

NOTE 5 - PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment at February 29, 2016 and February 28, 2015consists of the following:

	2016	2015

Machinery and equipment	$964,111	$964,111
Furniture and fixtures	163,302	163,302

	1,127,413	1,127,413
Less accumulated depreciation and amortization	(1,127,413)	(1,126,468)

Property, plant and equipment, net	$-	$945

Depreciation and amortization expense was $945 and $7,010 for the years ended February 29, 2016 and February 28, 2015, respectively.

NOTE 6 - NOTES PAYABLE

Notes payable consisted of the following:

	February 29, 2016	February 28, 2015

Demand notes payable, at 10% and 16%	$3,927,468	$1,942,990
Convertible Promissory Note dated August 10, 2012, due August 10, 2017, convertible into shares of our common stock at a price of $0.76 per share. The note carries an interest rate of 7% with interest only payments due on the 10th of each month with the principal payment due on the maturity date.	910,488	848,344
Convertible Promissory Note dated October 2, 2012, due October 2, 2017, convertible into shares of our common stock at a price of $0.76 per share. The note carries an interest rate of 7% with interest only payments due on the 2nd of each month with the principal payment due on the maturity date.	456,434	428,917
Senior secured convertible notes dated May 7, 2013, due May 7, 2014, convertible into shares of our common stock at a price of $0.75 per share. The notes carry an interest rate of 12% with interest due on the last day of the month. The note was not repaid when originally due.	2,395,700	2,395,700
Senior secured convertible notes dated June 20, 2013, due June 20, 2014, convertible into shares of our common stock at a price of $0.50per share. The note was not repaid when originally due.	325,000	325,000
	8,014,999	5,940,951

Less: Current portion	$6,648,077	$4,663,690

Long-term portion	$1,366,922	$1,277,261

CONVERTIBLE DEBT

On May 7, 2013, the Company transferred 4 notes payable with a total principal value of $1,000,000 together with accrued interest, and consulting fees to a senior secured convertible note with a principal value of $1,087,000 and warrants to Kenmont Capital Partners. This new note has a 1-year maturity date and is convertible into shares of common stock at the conversion price of $0.75 per share. The warrants entitle the holder to acquire 1,449,333 shares of common stock, have an initial exercise price of $0.75 per share, and have a 7-year term. The Company recorded $342,020 as a discount, which will be amortized over the life of the note.

On May 7, 2013, the Company transferred 2 note payables with a total principal value of $550,000 together with accrued interest to a senior secured convertible note with a principal value of $558,700 and warrants to LPD Investments, Ltd. This new note has a 1-year maturity date and is convertible into shares of common stock at the conversion price of $0.75 per share. The warrants entitle the holder to acquire 744,933 shares of common stock, have an initial exercise price of $0.75 per share, and have a 7-year term. The Company recorded $175,793 as a discount, which will be amortized over the life of the note.

On May 7, 2013, the Company entered into an agreement with an individual for the sale of a secured convertible note payable in the original principal amount of $750,000 and warrants. This note has a 1-year maturity date and is convertible into shares of common stock at the conversion price of $0.75 per share. The warrants entitle the holder to acquire 1,000,000 shares of common stock, have an initial exercise price of $0.75 per share, and have a 7-year term. The Company recorded $235,985 as a discount, which will be amortized over the life of the note.

On June 20, 2013, the Company entered into an agreement with four individuals for the sale of secured convertible notes payable in the original amount of $325,000 and warrants. These Notes have a 1-year maturity date and are convertible into shares of common stock at the conversion price of $0.50 per share. The warrants entitle the holders to acquire 433,334 shares of common stock, have an initial exercise price of $0.75 per share, and have a 7-year term. The Company recorded $63,622 as a discount, which will be amortized over the life of the notes.

On August 19, 2013, the Company entered into an agreement with a member of its Board of Directors for the sale of $2,500,000 of unsecured convertible notes payable and warrants. These notes carry a base interest rate of 9.5%, have a 4-year maturity date and are convertible into shares of common stock at the conversion price of $0.50 per share. The warrants entitle the holder to acquire 5,000,000 shares of common stock, have an initial exercise price of $0.75 per share and have a 7-year term. The Company recorded $667,118 as a discount, which will be amortized over the life of the note.

Future maturities of notes payable at February 29, 2016 are as follows:

Year Ending February 28,
2016	-
2017	1,366,922
Total	$1,366,922

CONVERTIBLE PROMISSORY NOTES

At February 28, 2013, the three other unsecured convertible promissory notes payable amounted to $1,447,938, net of discounts of $402,063. These convertible notes bear interest at 7% per annum, and are convertible into common stock of the Company at $0.76 per share (as well as variable conversion rates as described below). These notes are due on August 10, 2017, October 2, 2017, and January 4, 2013. On May 7, 2013, the note due on January 4, 2013 was converted into a portion of the note due June 15, 2013, which carries an interest rate of 12%.

7% Convertible Promissory Notes:

On August 10, 2012 the Company entered into an agreement with an individual for the sale of an unsecured convertible promissory note in the original principal amount of $1,000,000. This convertible promissory note is due and payable on August 10, 2017 and bears a interest rate is 7% per annum.  Interest on the unpaid principal amount of this note is payable monthly in arrears on the tenth day of each calendar month commencing September 10, 2012. Interest is computed on the actual number of days elapsed over a 360-day year. The Holder has the right to convert any outstanding and unpaid principal portion of this convertible promissory note into shares of common stock. The company recorded $310,723 as a debt discount, which will be amortized over the life of the note.

On October 2, 2012 the Company entered into an agreement with an individual for the sale of an unsecured convertible promissory note in the original principal amount of $500,000. This convertible promissory note is due and payable on October 2, 2017 and bears an interest rate is 7% per annum.  Interest on the unpaid principal amount of this note is payable monthly in arrears on the second day of each calendar month commencing November 2, 2012. Interest is computed on the actual number of days elapsed over a 360-day year. The Holder has the right to convert any outstanding and unpaid principal portion of this convertible promissory note into shares of common stock. The company recorded $137,583 as a debt discount, which will be amortized over the life of the note.

NOTE 7 - RELATED PARTIES TRANSACTIONS

At February 29, 2016, the balance in Notes Payable and accrued interest-related party, current, includes $14,880,372 of unsecured notes payable plus accrued interest of $7,680,164 to Mr. Breslow, a member of our Board of Directors, payable on demand, bearing interest at a rate of 10% per annum. The payable balance of $14,235,960 plus accrued interest of $6,220,790 as of February 28, 2015. During the years ended February 28, 2015 and February 28, 2014, interest amounting to $1,459,374 and $1,395,855 respectively, was incurred on these notes. The balance also includes $82,000 of unsecured notes payable plus accrued interest of $23,704 and $15,594 to our CEO pursuant to a demand note entered into on April 5, 2014 and an unsecured note payable to Mr. Kopple, another member of our Board of Directors in the total amounts of $3,418,738 and $3,047,856 plus accrued interest of $784,934 and $302,874 pursuant to 10% demand note payable as of February 28, 2016 and 2015 respectively.

At February 29, 2016, the balance in Convertible note payable and accrued interest-related party, long term, includes $1,839,156 of secured convertible notes payable net of discounts of $160,844 plus accrued interest of $721,268 to Mr. Kopple, a member of our Board of Directors. On June 20, 2014, $500,000 of the original note was converted into a portion of a 10% demand note.

NOTE 8 - ACCRUED EXPENSES

Accrued expenses at February 29, 2016 and February 28, 2015 consisted of the following:

	2016	2015

Accrued payroll and related expenses	$3,148,841	$3,130,414
Accrued rent	218,025	216,547
Accrued interest	1,933,017	1,177,873
Other	90,000	85
Total	$5,389,883	$4,524,919

Accrued payroll and related expenses consists of salaries and vacation time accrued but not paid to employees due to our lack of financial resources.

NOTE 9 - COMMITMENTS & CONTINGENCIES

Leases

In September, 2014, we entered into lease for a facility of approximately 69,000 square feet. The lease is for a term of seven years, has an option to extend for five years, and carries an initial base rent of $46,871.72. In accordance with the terms of the lease, the Company is responsible for common area charges. Rent expense charged to operations amounted to $674,876 and $603,440 for the years ended February 29, 2016 and February 28, 2015, respectively. The Company moved out of the facility in June 2015 to a much smaller facility in Stanton California. In the new Stanton California facility, the Company is on a month-to-month lease. During the next 12 months, the Company plans to move to a new, larger facility.

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

NOTE 10 - STOCKHOLDERS’ DEFICIT

Common Stock

At February 29, 2016 and February 28, 2015, we had 150,000,000 shares of $0.0001 par value common stock authorized for issuance, respectively. During the years ended February 29, 2016 and February 28, 2015, we issued nil and 24,126,933 shares of common stock, respectively.

During the year ended February 29, 2016, the Company did not issue any shares of common stock.

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

During the year ended February 29, 2016, no employee options were granted by the Company.

The Company incurred stock options related expenses of $0 and $0, during the years ended February 29, 2016 and February 28, 2015, respectively.

Activity in this plan is as follows:

	2006 Plan
	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Number of Options
Outstanding, February 28, 2014	$0.75-$1.00	$0.00	8,602,333
Granted	-		-
Cancelled	$0.75		(825,833)
Outstanding, February 28, 2015	$0.75-$1.00	$0.00	7,777,000
Granted	-		-
Cancelled	$0.75		(553,000)
Outstanding, February 29, 2016	$0.75-$1.00		7,224,000

The exercise prices for the options outstanding at February 29, 2016, and information relating to these options is as follows:

Options Outstanding				Exercisable Options
Range of Exercise Price	Number	Weighted Average Remaining Life	Weighted Average Exercise Price	Weighted Average Remaining Life	Number	Weighted Average Exercise Price
$0.75-$1.00	7,224,000	4 years	$0.79	4 years	7,224,000	$0.79

The weighted average fair values of the options on the date of grant for the year ended February 29, 2016 and February 28, 2015 were $0.0 per share and nil per share, respectively.

Warrants

Activity in issued and outstanding warrants is as follows:

	Number of Shares	Exercise Prices

Outstanding, February 28, 2015	37,546,048	$0.10-$1.50
Granted	-	-
Exercised	-	-
Expired	(1,919,840)	$0.75-$1.50
Outstanding, February 29, 2016	35,626,208	$0.10-$1.50

The exercise prices for the warrants outstanding at February 29, 2016, and information relating to these warrants is as follows : 1,012

Range of Exercise Prices	Stock Warrants Outstanding	Stock Warrants Exercisable	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price of Warrants Outstanding	Weighted-Average Exercise Price of Warrants Exercisable	Intrinsic Value
$0.10-$0.75	18,381,012	18,381,012	61 months	$0.56	$0.56	$0.00
$0.75	1,082,734	1,082,734	60 months	$0.75	$0.75	$0.00
$0.75	1,000,000	1,000,000	50 months	$0.75	$0.75	$0.00
$0.75-$1.00	5,990,275	5,990,275	45 months	$0.77	$0.77	$0.00
$1.00-$1.25	795,000	795,000	7 months	$1.05	$1.05	$0.00
$1.00	8,272,187	8,272,187	5 months	$1.00	$1.00	$0.00
$1.50	105,000	105,000	1 months	$1.50	$1.50	$0.00

	35,626,208	3,5262,208

NOTE 11 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  During the years ended February 29, 2016 and February 28, 2015, the Company incurred losses of $6,604,967 and $12,287,252, respectively and had negative cash flows from operating activities of $1,675,745 and $3,769,985, respectively.

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

Subsequent to the year ended February 28, 2017, we intend to restart operations of our AuraGen/VIPER business both domestically and internationally. At the next shareholders meeting the shareholders will vote for an entire new slate of five board candidates. The new board when elected will hire a new management team. In addition, we plan to acquire a new facility of approximately 45,000 square feet for operations, as well as, rebuild the engineering QA and sales teams to support the operation. We anticipate being able to fund these additions in the upcoming fiscal year.

NOTE 12 - INCOME TAXES

The Company did not record any income tax expense due to the net loss during the years ended February 29, 2016 and February 28, 2015. The actual tax benefit differs from the expected tax benefit computed by applying the combined United States corporate tax rate and the State of California tax rate of 40% to loss before income taxes as follows for the years ended February 29, 2016 and February 28, 2015:

	2016		2015
Current:	$		$
Federal		-		-
State		800		800

Total		800		800

Deferred
Federal		-		-
State		-		-

Total		-		-

Total Income Tax Provision		$800		$800

The provision for income tax is included with other expense in the accompanying consolidated financial statements.

	2016	2015
Expected tax benefit	34.0%	34.0%
State income taxes, net of federal benefit	6.0	6.0
Changes in valuation allowance	(40.0)	(40.0)
Total	-%	-%

The following table summarizes the significant components of our deferred tax asset at February 29, 2016 and February 28, 2015:

	2016	2015
Deferred tax asset
Primarily relating to net operating loss carry-forwards, but also reserves for inventory and accounts receivable, stock-based compensation and other	113,000,000	120,000,000
Valuation allowance	(113,000,000)	(120,000,000)
Net deferred tax asset	$-	$-

We recorded an allowance of 100% for deferred tax assets due to the uncertainty of its realization.

At February 29, 2016, we had operating loss carry-forwards of approximately $333,000,000 for federal purposes, which expire through 2035, and $59,000,000 for state purposes, which expire through 2021.

We follow FASB ASC 740 related to uncertain tax positions. Under FASB ASC 740, the impact of an uncertain tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. At February 26, 2016 and February 28, 2015, we have no unrecognized tax benefits.

Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of February 29, 2016 and February 28, 2015, we have no accrued interest and penalties related to uncertain tax positions.

We are subject to taxation in the U.S. and California. Our tax years for 2011 and forward are subject to examination by our tax authorities. We are not currently under examination by any tax authority.

NOTE 13 - EMPLOYEE BENEFIT PLANS

We sponsor two employee benefit plans: The Employee Stock Ownership Plan (the “ESOP”) and a 401(k) plan.

The ESOP is a qualified discretionary employee stock ownership plan that covers substantially all employees. We did not make any contributions to the ESOP during the years ended February 29, 2016 and February 28, 2015, respectively.

We sponsor a voluntary, defined contribution 401(k) plan. The plan provides for salary reduction contributions by employees and matching contributions by us of 100% of the first 4% of the employees’ pre-tax contributions. The matching contributions included in expense were $0 and $31,766 for the years ended February 29, 2016 and February 28, 2015, respectively.

NOTE 14 - SEGMENT INFORMATION

We are a United States based company providing advanced technology products to various industries. The principal markets for our products are North America, Europe, and Asia. All of our operating long-lived assets are located in the United States. We operate in one segment.

Total net revenues from customer geographical segments are as follows for the years ended February 29, 2016 and February 28, 2015:

	2016	2015
United States	$13,341	$585,688
Canada	2,800	91,217
Europe	210	33,588
Other	55,979	62,061
Asia	137,384	383,257
Total	$183,032	$1,155,811

NOTE 15 - SUBSEQUENT EVENTS:

From April 2016 to February 2017, the Company issued convertible notes payable to certain note-holders. The notes carry an interest rate of 5% and might be converted into the company shares of common stock if the stockholders approve a 1-for-7 reverse stock split.

On January 24, 2017 the Company entered into a debt refinancing agreement with Warren Breslow, a Director of the Company. Pursuant to the agreement, both Mr. Breslow and the Company acknowledged that total debt owed to Mr. Breslow was $23,872,614 including $890,574 of accrued interest. Mr. Breslow agreed to cancel and forgive all interest, waive all events of default, and sign a new five-year convertible note in the amount of $14,930,041 providing for no interest for six months and interest of 5% per annum thereafter payable monthly in arrears. The note also provides various default provisions. The agreement further provides that $11,982,041 of the note will be converted into 7,403,705 shares of common stock upon stockholders approving a 1 for 7 reverse stock split within one year of entering this agreement; the remaining balance may be converted at any time thereafter. In the absence of stockholder approval of a reverse stock split within one year, this agreement will become null and void. The Company has elected to continue to accrue interest on this agreement until such time as the 1 for 7 reverse stock split has been approved.

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

