Form 10-Q
period 2016-05-31
AURA SYSTEMS INC
filed 2017-09-18
CIK 826253

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2016

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

AURA SYSTEMS, INC.

ITEM 1. FINANCIAL STATEMENTS

AURA SYSTEMS, INC.
BALANCE SHEETS

(Unaudited)

	As of May 31,	As of February 29,
	2016	2016
ASSETS
Current assets:
Cash and cash equivalents	$357,311	$22,175
Accounts receivable,	-	2,115
Other current assets	9,677	16,282
Total current assets	366,988	40,572

Deposits	-	90,213

Total assets	$366,988	$130,785

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$2,293,268	$1,823,776
Accrued expenses	5,587,418	5,389,883
Customer advances	641,751	641,751
Notes payable	4,182,468	3,927,468
Convertible note payable and accrued interest-related party, net of discount	-	-
Convertible notes payable, net of discount	2,720,700	2,720,700
Notes payable and accrued interest- related party	27,356,841	26,869,911

Total current liabilities	42,782,446	41,373,489

Convertible note payable, net of discount	1,389,337	1,366,922
Convertible note payable and accrued interest-related party, net of discount	2,676,913	2,560,425

Total liabilities	46,848,696	45,300,836

Commitments and contingencies

Stockholders' deficit:
Common stock, $0.0001 par value; 150,000,000 shares authorized at May 31 and February 28, 2015; 113,951,432 and 113,041,432 issued and outstanding at May 31 and February 29, 2016, respectively	11,399	11,304
Additional paid-in capital	410,499,597	410,404,692
Accumulated deficit	(456,992,704)	(455,586,047)

Total stockholders' deficit	(46,481,708)	(45,170,051)

Total liabilities and stockholders' deficit	$366,988	$130,785

The accompanying notes are an integral part of these financial statements.

AURA SYSTEMS, INC.
STATEMENTS OF OPERATIONS
FOR THREE MONTHS ENDED MAY 31, 2016 AND 2015
(Unaudited)

	May 31,
	2016	2015
Net Revenues	$0	$106,327
Cost of goods sold	0	73,562
Gross Profit	0	32,765

Operating expenses:
Engineering, research and development expenses	33,788	137,487
Selling, general and administrative expenses	616,977	1,455,689
Total operating expenses	650,765	1,593,176

Loss from operations	(650,765)	(1,560,411)

Other (income) and expense:
Interest expense, net	827,947	740,700
Gain on debt settlement	(70,288)	-
Other income, net	(1,767)	(59,500)
Total other (income) expense	755,892	681,200

Net Loss	$(1,406,657)	$(2,241,611)

Total basic and diluted loss per share	$(0.01)	$(0.02)
Weighted average shares used to compute basic and diluted loss per share	113,848,171	113,041,432

*Basic and diluted weighted average number of shares are equivalent since the effect of potential dilutive securities is anti-dilutive.

See accompanying notes to these unaudited financial statements.

AURA SYSTEMS, INC.
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MAY 31, 2016 AND 2015
(Unaudited)

	Three Months Ended May 31,
	2016	2015
Cash flow from operating activities:
Net Loss	$(1,406,657)	$(2,241,611)
Adjustments to reconcile Net loss to net cash used in operating activities
Depreciation Expense	-	713
Amortization of debt discount	64,110	64,110
Gain on debt settlement	(70,288)	-
(Increase) decrease in:
Accounts receivable	2,115	54,352
Other current assets and deposit	96,819	39,623
Increase (decrease) in:
Accounts payable, customer deposit and accrued expenses	1,215,829	1,767,075
Net cash used in operations	(98,072)	(315,740)

Financing activities:
Proceeds from convertible notes payable	-	-
Proceeds from notes payable-net	405,000	24,000
Proceeds from notes payable-related party, net	28,208	310,000

Net cash provided by financing activities:	433,208	334,000

Net increase (decrease) in cash & cash equivalents	335,136	18,260

Cash and cash equivalents at beginning of period	22,175	34,855

Cash and cash equivalents at end of period	$357,311	$53,115
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$-	$-
Income taxes	-	-

Unaudited supplemental disclosure of non-cash investing and financing activities:

None

See accompanying notes to these unaudited financial statements.

AURA SYSTEMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – ACCOUNTING POLICIES

Accounting principles

In the opinion of management, the accompanying balance sheets and related interim statements of income and comprehensive income, and cash flows include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the Company’s annual report on Form 10-K for the year ended February 29, 2016 filed on September 18, 2017 with the U.S. Securities and Exchange Commission.

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

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  During the Three months ended May 31, 2016 and May 31, 2015, the Company incurred losses of $1,406,657 and $2,241,611, respectively and had negative cash flows from operating activities of $98,072 and $315,740, respectively.

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

NOTE 3 – INVENTORIES

Inventories, stated at the lower of cost (first in first out), or market consisted of the following:

	May 31, 2016	February 29, 2016
Raw materials	$1,872,720	$1,858,347
Finished goods	1,568,188	1,558,554
	3,440,908	3,416,901
Inventory reserve	(3,440,908)	(3,416,901)
	$0	$0

The Company has not operated and therefore has not produced product since late 2015. As a result, while the Company believes that a significant portion of the inventory has value, we are unable to substantiate its demand and market value and as a result have elected to reserve it in its entirety as of May 31, 2016 and February 29, 2016.

NOTE 4 – OTHER CURRENT ASSETS

Other assets of $9,677 and $16,283 are comprised of vendor advances of $2,895 and $16,283 as of May 31, 2016 and February 29, 2016.

NOTE 5 – PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consisted of the following:

	May 31, 2016	February 29, 2016
Machinery and equipment	$964,111	$964,111
Furniture and fixtures	163,302	163,302
	1,127,413	1,127,413
Less accumulated depreciation	(1,127,413)	(1,127,413)
Property, plant and equipment, net	$0	$0

Depreciation expense was $0 and $713 for the Three months ended May 31, 2016 and May 21, 2015, respectively.

NOTE 6 – NOTES PAYABLE

Notes payable consisted of the following:

	May 31, 2016	February 29, 2016

Demand notes payable, at 10% and 16%	$4,182,468	$3,927,468
Convertible Promissory Note dated August 10, 2012, due August 10, 2017, convertible into shares of our common stock at a price of $0.76 per share. The note carries an interest rate of 7% with interest only payments due on the 10th of each month with the principal payment due on the maturity date. To-date, the Company has not made any interest payments as set forth in this note.	926,024	910,488
Convertible Promissory Note dated October 2, 2012, due October 2, 2017, convertible into shares of our common stock at a price of $0.76 per share. The note carries an interest rate of 7% with interest only payments due on the 2nd of each month with the principal payment due on the maturity date. To-date, the Company has not made any interest payments as set forth in this note.	463,313	456,434
Senior secured convertible notes dated May 7, 2013, due May 7, 2014, convertible into shares of our common stock at a price of $0.75 per share. The note was not repaid.	2,395,700	2,395,700
Senior secured convertible notes dated June 20, 2013, due June 20, 2014, convertible into shares of our common stock at a price of $0.50 per share. The note was not repaid.	325,000	325,000
Convertible notes dated April thru May, 2016. The notes carry an interest rate of 5% and might be converted into shares of Company’s common stock if the shareholders approve a 7:1 reverse stock split.	400,000	-

	8,292,505	8,015,090

Less: Current portion	$6,903,168	$6,648,168

Long-term portion	$1,389,337	$1,366,922

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

Future maturities of notes payable at May 31, 2016 are as follows:

Year Ending February 28,
2017	$1,389,337
Total	$1,389,337

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

NOTE 7 – ACCRUED EXPENSES

Accrued expenses consisted of the following:

	May 31, 2016	February 29, 2016

Accrued payroll and related expenses	$3,146,841	$3,148,841
Accrued rent	214,774	218,025
Accrued interest	2,135,804	1,933,017
Other	90,000	90,000
Total	$5,587,419	$5,389,883

Accrued payroll and related expenses consists of salaries and vacation time accrued but not paid to employees due to our lack of financial resources.

NOTE 8 – SHAREHOLDERS’ EQUITY

Common Stock

During the three months ended May 31, 2016, we issued 950,000 shares of common stock were issued in settlement for a note payable balance $150,000 plus accrued interest of $15,288.

During the three months ended May 31, 2015, we did not issue any shares of common stock.

Employee Stock Options

During the Three months ended May 31, 2016, there were no stock options granted to employees.

In September, 2006, our Board of Directors adopted the 2006 Employee Stock Option Plan. Activity in this plan is as follows:

	2006 Plan
	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Number of Options
Outstanding, February 29, 2016	$0.75-$1.00	$0.00	7,224,000
Cancelled	-	-	-
Granted	-	-	-
Outstanding, May 31, 2016	$0.75-$1.00	$0.00	7,224,000

The exercise prices for the options outstanding at May 31, 2016, and information relating to these options is as follows:

Options Outstanding				Exercisable Options
Range of Exercise Price	Number	Weighted Average Remaining Life	Weighted Average Exercise Price	Weighted Average Remaining Life	Number	Weighted Average Exercise Price
$0.75-$1.00	7,224,000	3.75 years	$0.79	3.75 years	7,224,000	$0.79

Warrants

Activity in issued and outstanding warrants is as follows:

	Number of Shares	Exercise Prices
Outstanding, February 29, 2016	36,726,208	$0.10-$1.50
Granted	-	-
Exercised	-	-
Cancelled	(1,657,188)	$1.00-$1.50
Outstanding, May 31, 2016	35,069,020	$0.10-$1.50

There were no warrants issued in the three months ended May 31,2016.

The exercise prices for the warrants outstanding at May 31, 2016, and information relating to these warrants is as follows:

Range of Exercise Prices	Stock Warrants Outstanding	Stock Warrants Exercisable	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price of Warrants Outstanding	Weighted- Average Exercise Price of Warrants Exercisable	Intrinsic Value
$0.10-$0.75	19,481,012	19,481,012	58 months	$0.56	$0.56	$0.00
$0.75	1,082,734	1,082,734	57 months	$0.75	$0.75	$0.00
$0.75	1,000,000	1,000,000	47 months	$0.75	$0.75	$0.00
$0.75-$1.00	5,990,275	5,990,275	42 months	$0.77	$0.77	$0.00
$1.00-$1.25	795,000	795,000	4 months	$1.05	$1.05	$0.00
$1.00	6,719,999	6,719,999	3 months	$1.00	$1.00	$0.00

	35,069,020	35,069,020

NOTE 9 – INCOME TAXES

Our effective tax rates were approximately 0.0% for the three months ended May 31, 2016 and 2015. Our effective tax rate was lower than the U.S. federal statutory rate primarily due to the fact that we record a full valuation allowance against our deferred tax assets, which is primarily comprised of net operating losses.

NOTE 10 – SEGMENT INFORMATION

We are a United States based company providing advanced technology products to various industries. The principal markets for our products are North America, Europe, and Asia. All of our operating long-lived assets are located in the United States. We operate in one segment.

Total net revenues from customer geographical segments are as follows for the three months ended May 31, 2016 and 2015:

	2016	2015

United States	$0	$30,124
Canada	-	-
Europe	-	210
Asia	-	20,014
Other	-	55,979
Total	$0	$106,327

NOTE 11 – SIGNIFICANT CUSTOMERS

Concentration Risk

In the three months ended May 31, 2016, we did not have any sales to customers. In the Three months ended May 31, 2015, we sold AuraGen related products to three significant customers whose sales comprised 45%, 32% and 17% of sales, respectively. Net accounts receivable from these customers at May 31, 2015 were $0, $0 and $0 respectively. These customers are not related to or affiliated with us.

NOTE 12 – RELATED PARTIES TRANSACTIONS

At May 31, 2016, the balance reflected in Notes Payable and accrued interest-related party, current, includes $14,903,252 of unsecured notes payable plus accrued interest of $8,054,541 to Mr. Brelow, a member of our Board of Directors, payable on demand, bearing interest at a rate of 10% per annum. The balance of $14,880,372 plus accrued interest of $7,680,164 as of February 29, 2016. During the three months ended May 31, 2015 and May 31, 2015, interest amounting to $374,378 and $359,762 respectively, was incurred on these notes. The balance also includes $82,000 of unsecured notes payable plus accrued interest of $25,748 and $23,704 to our CEO pursuant to a demand note entered into on April 5, 2013 and an unsecured note payable to Mr. Kopple, another member of our Board of Directors in the total amount of $3,424,064 and $3,418,738 plus accrued interest of $867,234 and $784,934 with interest at a rate of 10% per annum as of May 31, 2016 and February 29, 2016, respectively.

At May 31, 2016, the balance reflected in Convertible note payable and accrued interest-related party, long term, includes $1,880,851 of secured convertible notes payable net of discounts of $119,149 plus accrued interest of $796,063 to Mr. Kopple, a member of our Board of Directors.

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

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include the following:

●	Our ability to generate positive cash flow from operations;

●	Our ability to obtain additional financing to fund our operations;

●	The impact of economic, political and market conditions on us and our customers;

●	The impact of unfavorable results of legal proceedings;

●	Our exposure to potential liability arising from possible errors and omissions, breach of fiduciary duty, breach of duty of care, waste of corporate assets and/or similar claims that may be asserted against us;

●	Our ability to compete effectively against competitors offering different technologies;

●	Our business development and operating development;

●	Our expectations of growth in demand for our products; and

●	Other risks described under the heading “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and those risks discussed in our other filings with the Securities and Exchange Commission, including those risks discussed under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended February 29, 2016 (as the same may be updated from time to time in subsequent quarterly reports), which discussion is incorporated herein by this reference.

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

Our financial statements included in this report have been prepared on the assumption that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, as a result of our losses from operations, there is substantial doubt about our ability to continue as a going concern. Our independent auditors, in their report on the Company’s financial statements for the year ended February 29, 2016 expressed substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from our possible inability to continue as a going concern.

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

Results of Operations

Three months ended May 31, 2016 compared to three months ended May 31, 2015

Net revenues for the three months ended May 31, 2016 (the “First Quarter FY2017”) decreased $106,327 to $0 from $106,327 in the three months ended May 31, 2015 (the “First Quarter FY2016”). The Company has virtually ceased operations due to a lack of funding.

Cost of goods decreased $73,562 to $0 in the First Quarter FY2017 from $73,562 in the First Quarter FY2016 as a result of the virtual cessation of operations as noted above.

Engineering, research and development expenses decreased $103,699 (75%) to $33,788 in the First Quarter FY2017 from $137,487 in the First Quarter FY2016. The decline is attributable to a lack of funds resulting in the virtual cessation of operations as noted above.

Selling, general and administrative expense decreased $838,712 (58%) to $616,977 in the First Quarter FY2017 from $1,455,689 in the First Quarter FY2016. As noted above, the decrease is primarily attributable to the curtailment of activities due to a lack of financial resources.

Net interest expense in the First Quarter FY2017 increased $87,246 (12%) to $827,947 from $740,701 in the First Quarter FY2016 due to our increased debt levels.

Our net loss for the First Quarter FY2017 decreased $834,954 to $1,406,657 from $2,241,611 in the First Quarter FY2016, as a result of the overall decrease in operations due to the lack of financial resources.

Liquidity and Capital Resources

We had cash of approximately $357,000 and $22,000 as of May 31, 2016, and February 29, 2016, respectively.  We had a working capital deficit at May 31, 2016, and February 29, 2016 of $42,415,458 and $41,332,917, respectively. The working capital deficit includes notes payable and accrued interest to related parties of $27,356,841 and $26,869,911 as of May 31 and February 29, 2016, respectively. As of May 31, 2016, we had accounts receivable, net of allowance for doubtful accounts, of $0 compared to $2,115 as of February 29, 2016.

Net cash used in operations for the Three months ended May 31, 2016, was $98,072, a decrease of $217,668 from the comparable period in the prior fiscal year. Net cash provided by financing activities during the Three months ended May 31, 2016, was $433,208, resulting from net proceeds from notes payable.

There were no acquisitions of property and equipment in the Three months FY 2017 or the Three months FY 2016.

Accrued expenses as of May 31, 2016 increased $197,535 to $5,587,418 from $5,389,883 as of February 29, 2016. Approximately $1,335,000 of accrued expenses is salaries accrued but unpaid to certain employees and ex-employees due to a lack of resources, and approximately $518,000 is accrued but unused vacation time earned by employees.

Net proceeds from the issuance of debt totaled $443,208 in the Three months FY 2017, compared with $334,008 in the Three months FY 2016. As of May 31, 2016, the total amount owing a board member is $14,903,252 plus accrued interest of approximately $8,055,000. We also owe another Board member a total of $5,304,457, net of discounts of $119,150 plus accrued interest of approximately $1,663,296. If the Board members were to demand repayment, we do not currently have the resources to make the payments.

The Company had a deficit of $46,481,708 in shareholders’ equity as of May 31, 2016, compared to $45,170,051 as of February 29, 2016.

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

Capital Transactions

During the quarter ended May 31, 2016, we issued 950,000 shares of common stock to settle a note payable balance of $150,000 plus accrued interest of $15,588.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended May 31, 2016, which have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A, “Risk Factors,” of the Company’s annual report on Form 10-K for the year ended February 29, 2016.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended May 31, 2016, we did not issue any shares of common stock.

All of the sales of unregistered securities are believed to be exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 as these offerings were a private placement to a limited number of qualified investors without public solicitation or advertising.

ITEM 3. Defaults Upon Senior Securities.

We have commitments to pay investors and lenders $40,553,920 comprising principal and accrued interest on various convertible notes, non-convertible notes and loans payable through May 31, 2016. Due to our lack of financial resources, the Company was unable to make various required principal and interest payments under a number of notes payable, and was in potential default on $13,535,679 of such debt as of May 31, 2016.

In 2017, the Company has been successful in restructuring a total of approximately $33.7 million of debt (the “Restructured Debt”) through agreements reached with all of the Company’s secured creditors and the majority of the Company’s unsecured creditors. Pursuant to these restructuring agreements, any and all defaults and penalties with respect to the Restructured Debt have been waived, approximately $9.3 million in accrued interest has been forgiven, and approximately $20.9 million will be converted into approximately 14.1 million shares of the Company’s common stock upon stockholder approval of a 1-for-7 reverse stock split and the election a new board of directors. Of the $13,535,679 of notes payable in potential default as of May, 31, 2016, $6,245,841 was subsequently restructured in 2017 and any potential defaults with respect to this amount have been resolved.

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

