Form 10-Q
period 2016-08-31
AURA SYSTEMS INC
filed 2017-09-18
CIK 826253

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2016

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

AURA SYSTEMS, INC.

ITEM 1. FINANCIAL STATEMENTS

AURA SYSTEMS, INC.
BALANCE SHEETS

(Unaudited)

	As of August 31,	As of February 29,
	2016	2016
ASSETS
Current assets:
Cash and cash equivalents	$432,711	$22,175
Accounts receivable, net	-	2,115
Other current assets	9,677	16,282
Total current assets	442,388	40,572

Deposits	-	90,213
Property, plant, and equipment, net	-	-

Total assets	$442,388	$130,785

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,402,270	$1,823,776
Accrued expenses	5,805,583	5,389,883
Customer advances	641,751	641,751
Notes payable	4,348,958	3,927,468
Convertible note payable and accrued interest-related party, net of discount	2,793,402	-
Convertible notes payable, net of discount	3,662,260	2,720,700
Notes payable and accrued interest-related party	27,855,026	26,869,911

Total current liabilities	47,509,250	41,373,489

Convertible note payable, net of discount	470,193	1,366,922
Convertible note payable and accrued interest-related party, net of discount	-	2,560,425

Total liabilities	47,979,443	45,300,836

Commitments and contingencies

Stockholders’ deficit:
Common stock, $0.0001 par value; 150,000,000 shares authorized at August 31 and February 28, 2015; 113,951,432 and 113,041,432 issued and outstanding at August 31 and February 29, 2016, respectively	11,399	11,304
Additional paid-in capital	410,499,597	410,404,692
Accumulated deficit	(458,048,051)	(455,586,047)

Total stockholders’ deficit	(47,537,055)	(45,170,051)

Total liabilities and stockholders’ deficit	$442,388	$130,785

The accompanying notes are an integral part of these financial statements.

AURA SYSTEMS, INC.

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2016 AND 2015

(Unaudited)

	Three Months ended August 31,		Six Months ended August 31,
	2016	2015	2016	2015

Net Revenues	$-	$101,307	$-	$207,634

Cost of goods sold	-	40,198	-	113,760

Gross Profit	-	61,109	-	93,874

Expenses
Engineering, research and development expenses	100	94,735	33,888	232,222
Selling, general and administrative expenses	231,444	789,134	848,421	2,244,822
Total costs and expenses	231,544	883,869	882,309	2,477,044

Loss from operations	(231,544)	(822,760)	(882,309)	(2,383,170)

Other (income) and expense
Interest expense, net	823,803	756,423	1,651,750	1,497,124
Gain on debt settlement	-	-	(70,288)	-
Other (income) expense, net	-	(-)	(1,767)	(59,500)
Total other (income) expense	823,803	756,423	1,579,695	1,437,624
Net Loss	$(1,055,347)	$(1,579,183)	$(2,462,004)	$(3,820,794)

Total basic and diluted loss per share	$(0.01)	$(0.01)	$(0.02)	$(0.03)
Weighted average shares used to compute basic and diluted income (loss) per share	113,951,432	113,041,432	113,899,802	113,041,432

*Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of the dilutive securities is anti-dilutive.

See accompanying notes to these unaudited condensed financial statements.

AURA SYSTEMS, INC.
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED AUGUST 31, 2016 AND 2015
(Unaudited)

	Six Months Ended August 31,
	2016	2015
Cash flow from operating activities:
Net Loss	$(2,462,004)	$(3,820,794)
Adjustments to reconcile Net loss to net cash used in operating activities
Depreciation Expense	-	790
Amortization of debt discount	128,220	128,219
Gain on debt settlement	(70,288)	-
(Increase) decrease in:
Accounts receivable	2,115	26,637
Other current assets and deposit	96,819	(3,212)
Increase (decrease) in:
Accounts payable, customer deposit and accrued expenses	2,075,512	2,806,360
Net cash used in operations	(229,626)	(862,000)

Financing activities:
Proceeds from notes payable	571,490	161,440
Proceeds from notes payable-related party	68,672	672,500

Net cash provided by financing activities:	640,162	833,940

Net increase (decrease) in cash & cash equivalents	410,536	(28,060)

Cash and cash equivalents at beginning of period	22,175	34,855

Cash and cash equivalents at end of period	$432,711	$6,795
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	-	-
Income taxes	-	-

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

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. During the six months ended August 31, 2016 and August 31, 2015, the Company incurred losses of $2,462,004 and $3,820,794, respectively and had negative cash flows from operating activities of $229,626 and $862,000, respectively.

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

NOTE 3 – INVENTORIES

Inventories, stated at the lower of cost (first in first out), or market consisted of the following:

	August 31, 2016	February 29, 2016

Raw materials	$1,872,720	$1,858,347
Finished goods	1,568,188	1,558,554
	3,440,908	3,416,901

Inventory reserve	(3,440,908)	(3,416,901)
Current portion	$0	$0

The Company has not operated, and therefore has not produced product since late 2015. As a result, while the Company believes that a significant portion of the inventory has value, we are unable to substantiate it’s demand and market value and as a result have elected to reserve it in its entirety as of August 31, 2016 and February 29, 2016.

NOTE 4 – OTHER CURRENT ASSETS

Other assets of $9,677 and $16,283 are comprised of vendor advances of $2,895 and $16,283 as of August 31, 2016 and February 29, 2016.

NOTE 5 – PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consisted of the following:

	August 31, 2016	February 29, 2016

Machinery and equipment	$964,111	$964,111
Furniture and fixtures	163,302	163,302
	1,127,413	1,127,413
Less accumulated depreciation	(1,127,413)	(1,127,413)
Property, plant and equipment, net	$0	$0

Depreciation expense was $0 and $791 for the Six months ended August 31, 2016 and August 31, 2015, respectively.

NOTE 6 – NOTES PAYABLE

Notes payable consisted of the following:

	August 31, 2016	February 29, 2016

Demand notes payable, at 10% and 16%	$4,348,958	$3,927,468
Convertible Promissory Note dated August 10, 2012, due August 10, 2017, convertible into shares of our common stock at a price of $0.76 per share. The note carries an interest rate of 7% with interest only payments due on the 10th of each month with the principal payment due on the maturity date. To-date, the Company has not made any interest payments as set forth in this note.	941,560	910,488
Convertible Promissory Note dated October 2, 2012, due October 2, 2017, convertible into shares of our common stock at a price of $0.76 per share. The note carries an interest rate of 7% with interest only payments due on the 2nd of each month with the principal payment due on the maturity date. To-date, the Company has not made any interest payments as set forth in this note.	470,193	456,434
Senior secured convertible notes dated May 7, 2013, due May 7, 2014, convertible into shares of our common stock at a price of $0.75 per share. The note was not repaid.	2,395,700	2,395,700
Senior secured convertible notes dated June 20, 2013, due June 20, 2014, convertible into shares of our common stock at a price of $0.50 per share. The note was not repaid.	325,000	325,000
Convertible notes dated April thru August, 2016. The notes carry an interest rate of 5% and might be converted into shares of Company’s common stock if the shareholders approve a 7:1 reverse stock split.	566,940	-
	8,481,411	8,015,090

Less: Current portion	$8,011,218	6,648,168

Long-term portion	$470,193	$1,366,922

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

Future maturities of notes payable at August 31, 2016 are as follows:

2017	$470,193
Total	$470,193

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

NOTE 7 – ACCRUED EXPENSES

Accrued expenses consisted of the following:

	August 31, 2016	February 29, 2016

Accrued payroll and related expenses	$3,146,841	$3,148,841
Accrued rent	211,523	218,025
Accrued interest	2,357,219	1,933,017
Other	90,000	90,000
Total	5,820,583	$5,389,883

Accrued payroll and related expenses consists of salaries and vacation time accrued but not paid to employees due to our lack of financial resources.

NOTE 8 – SHAREHOLDERS’ EQUITY

Common Stock

During the six months ended August 31, 2016, we issued 950,000 shares of common stock were issued in settlement for a note payable balance $150,000 plus accrued interest of $15,288.

During the Six months ended August 31, 2015, we did not issue any shares of common stock.

Employee Stock Options

During the Six months ended August 31, 2016, there were no stock options granted to employees.

In September, 2006, our Board of Directors adopted the 2006 Employee Stock Option Plan. Activity in this plan is as follows:

	2006 Plan
	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Number of Options

Outstanding, February 29, 2016	$0.75-$1.00	$0.00	7,224,000
Cancelled	-	-	-
Granted	-	-	-
Outstanding, August 31, 2016	$0.75-$1.00	$0.00	7,224,000

The exercise prices for the options outstanding at August 31, 2016, and information relating to these options is as follows:

Options Outstanding				Exercisable Options
Range of Exercise Price	Number	Weighted Average Remaining Life	Weighted Average Exercise Price	Weighted Average Remaining Life	Number	Weighted Average Exercise Price

$0.75-$1.00	7,224,000	3.5 years	$0.79	3.5 years	7,224,000	$0.79

Warrants

Activity in issued and outstanding warrants is as follows:

	Number of Shares	Exercise Prices
Outstanding, February 29, 2016	36,726,208	$0.10-$1.50
Granted	-	-
Exercised	-	-
Cancelled	(8,337,187)	$1.50
Outstanding, August 31, 2016	28,349,021	$0.10-$1.25

There were no warrants issued in the six months ended August 31,2016.

The exercise prices for the warrants outstanding at August 31, 2016, and information relating to these warrants is as follows:

Range of Exercise Prices	Stock Warrants Outstanding	Stock Warrants Exercisable	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price of Warrants Outstanding	Weighted- Average Exercise Price of Warrants Exercisable	Intrinsic Value

$0.10-$0.75	19,481,012	19,481,012	55 months	$0.56	$0.56	$0.00
$0.75	1,082,734	1,082,734	54 months	$0.75	$0.75	$0.00
$0.75	1,000,000	1,000,000	44 months	$0.75	$0.75	$0.00
$0.75-$1.00	5,990,275	5,990,275	39 months	$0.77	$0.77	$0.00
$1.00-$1.25	795,000	795,000	1 months	$1.05	$1.05	$0.00

	28,349,021	28,349,021

NOTE 9 – INCOME TAXES

Our effective tax rates were approximately 0.0% for the six months ended August 31, 2016 and 2015. Our effective tax rate was lower than the U.S. federal statutory rate primarily due to the fact that we record a full valuation allowance against our deferred tax assets, which is primarily comprised of net operating losses.

NOTE 10 – SEGMENT INFORMATION

We are a United States based company providing advanced technology products to various industries. The principal markets for our products are North America, Europe, and Asia. All of our operating long-lived assets are located in the United States. We operate in one segment.

Total net revenues from customer geographical segments are as follows for the six months ended August 31, 2016 and 2015:

	2016	2015

United States	$0	$41,261
Canada	-	2,800
Europe	-	210
Asia	-	107,384
Other	-	55,979
Total	$0	$207,634

NOTE 11 – SIGNIFICANT CUSTOMERS

Concentration Risk

In the six months ended August 31, 2016, we did not have any sales to customers. In the six months ended August 31, 2015, we sold AuraGen related products to three significant customers whose sales comprised 58%, 23% and 16% of sales, respectively. Net accounts receivable from these customers at August 31, 2015 were $29,999, $0 and $0 respectively. These customers are not related to or affiliated with us.

NOTE 12 – RELATED PARTIES TRANSACTIONS

At August 31, 2016, the balance reflected in Notes Payable and accrued interest-related party, current, includes $14,913,683 of unsecured notes payable plus accrued interest of $8,427,183 to Mr. Breslow, a member of our Board of Directors, payable on demand, bearing interest at a rate of 10% per annum. The balance of $14,880,372 plus accrued interest of $7,680,164 as of February 29, 2016. During the six months ended August 31, 2016 and August 31, 2015, interest amounting to $747,019 and $723,013 respectively, was incurred on these notes. The balance also includes $82,000 of unsecured notes payable plus accrued interest of $27,793 and $23,704 to our CEO pursuant to a demand note entered into on April 5, 2013 and an unsecured note payable to Mr. Kopple, another member of our Board of Directors in the total amount of $3,454,098 and $3,418,738 plus accrued interest of $950,268 and $784,934 with interest at a rate of 10% per annum as of August 31, 2016 and February 29, 2016, respectively.

At August 31, 2016, the balance reflected in Convertible note payable and accrued interest-related party, long term, includes $1,922,545 of secured convertible notes payable net of discounts of $77,455 plus accrued interest of $870,857 to Mr. Kopple, a member of our Board of Directors.

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

Results of Operations

Six months ended August 31, 2016 compared to six months ended August 31, 2015

Net revenues for the six months ended August 31, 2016 (the “Six Months FY2017”) decreased $207,634 to $0 from $207,634 in the six months ended August 31, 2015 (the “Six Months FY2016”). The Company has virtually ceased operations due to a lack of funding.

Cost of goods decreased $113,760 to $0 in the Six Months FY2017 from $113,760 in the Six Months FY2016 as a result of the virtual cessation of operations as noted above.

Engineering, research and development expenses decreased $198,334 (85%) to $33,888 in the Six Months FY2017 from $232,222 in the Six Months FY 2016. The decline is attributable to a lack of funds resulting in the virtual cessation of operations as noted above.

Selling, general and administrative expense decreased $1,396,402 (62%) to $848,421 in the Six Months FY2017 from $2,244,823 in the Six Months FY2016. As noted above, the decrease is attributable to the curtailment of activities due to a lack of financial resources.

Net interest expense in the Six Months FY2017 increased $154,626 (10%) to $1,651,750 from $1,497,124 in the Six Months FY2016 as a result of our increased debt levels.

Our net loss for the Six Months FY2017 decreased $1,358,790 to $2,462,004 from $3,820,794 in the Six Months FY2016.

Three months ended August 31, 2016 compared to three months ended August 31, 2015

Net revenues for the three months ended August 31, 2016 (the “Second Quarter FY2017”) decreased $101,307 to $0 from $101,307 in the three months ended August 31, 2015 (the “Second Quarter FY2016”). The Company has virtually ceased operations due to a lack of funding.

Cost of goods decreased $40,198 to $0 in the Second Quarter FY2017 from $40,198 in the Second Quarter FY2016 as a result of the virtual cessation of operations as noted above.

Engineering, research and development expenses decreased $94,635 to $100 in the Second Quarter FY2017 from $94,735 in the Second Quarter FY 2016. The decline is attributable to a lack of funds resulting in the virtual cessation of operations as noted above.

Selling, general and administrative expense decreased $557,690 (71%) to $231,444 in the Second Quarter FY2017 from $789,134 in the Second Quarter FY2016. The decline is primarily attributable to a lack of funds causing the Company to severely curtail operations.

Net interest expense in the Second Quarter FY2017 increased $67,380 (9%) to $823,803 from $756,423 in the Second Quarter FY2016 as a result of our increased debt levels.

Our net loss for the Second Quarter FY2017 decreased $523,836 to $1,055,347 from $1,579,183 in the Second Quarter FY2016.

Liquidity and Capital Resources

We had cash of approximately $433,000 and $22,000 as of August 31, 2016, and February 29, 2016, respectively.  We had a working capital deficit at August 31, 2016, and February 29, 2016 of $47,066,862 and $41,332,917, respectively. The working capital deficit includes notes payable and accrued interest to related parties of $27,855,026 and $26,869,911 as of August 31 and February 29, 2016, respectively. As of August 31, 2016, we had accounts receivable, net of allowance for doubtful accounts, of $0 compared to $2,115 as of February 29, 2016.

Net cash used in operations for the Six months ended August 31, 2016, was $229,626, a decrease of $632,374 from the comparable period in the prior fiscal year. Net cash provided by financing activities during the Six months ended August 31, 2016, was $640,162, resulting from net proceeds from notes payable.

There were no acquisitions of property and equipment in the Six Months FY 2017 or the Six Months FY 2016.

Accrued expenses as of August 31, 2016 increased $415,700 to $5,805,583 from $5,389,883 as of February 29, 2016. Approximately $1,335,000 of accrued expenses is salaries accrued but unpaid to certain employees and ex-employees due to a lack of resources, and approximately $518,000 is accrued but unused vacation time earned by employees.

Net proceeds from the issuance of debt totaled $640,162 in the Six Months FY 2017, compared with $833,940 in the Six Months FY 2016. As of August 31, 2016, the total amount owing a board member is $14,913,683 plus accrued interest of approximately $8,427,000. We also owe another Board member a total of $5,376,644, net of discounts of $77,455 plus accrued interest of approximately $1,821,125. If the Board members were to demand repayment, we do not currently have the resources to make the payments.

The Company had a deficit of $47,537,055 in shareholders’ equity as of August 31, 2016, compared to $45,170,051 as of February 29, 2016.

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

Capital Transactions

During the six months ended August 31, 2016, we issued 950,000 shares of common stock to settle a note payable balance of $150,000 plus accrued interest of $15,588.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended August 31, 2016, which have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

During the quarter ended August 31, 2016, we did not issue any shares of common stock.

All of the sales of unregistered securities are believed to be exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 as these offerings were a private placement to a limited number of qualified investors without public solicitation or advertising.

ITEM 3. Defaults Upon Senior Securities.

We have commitments to pay investors and lenders $41,487,058 comprising principal and accrued interest on various convertible notes, non-convertible notes and loans payable through August 31, 2016. Due to our lack of financial resources, the Company was unable to make various required principal and interest payments under a number of notes payable, and was in potential default on $13,886,529 of such debt as of August 31, 2016.

In 2017, the Company has been successful in restructuring a total of approximately $33.7 million of debt (the “Restructured Debt”) through agreements reached with all of the Company’s secured creditors and the majority of the Company’s unsecured creditors. Pursuant to these restructuring agreements, any and all defaults and penalties with respect to the Restructured Debt have been waived, approximately $9.3 million in accrued interest has been forgiven, and approximately $20.9 million will be converted into approximately 14.1 million shares of the Company’s common stock upon stockholder approval of a 1-for-7 reverse stock split and the election a new board of directors. Of the $13,886,529 of notes payable in potential default as of August, 31, 2016, $6,245,841 was subsequently restructured in 2017 and any potential defaults with respect to this amount have been resolved.

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

