Form 10-Q
period 2016-11-30
AURA SYSTEMS INC
filed 2017-09-18
CIK 826253

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2016

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to______________

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

AURA SYSTEMS, INC.

ITEM 1. FINANCIAL STATEMENTS

AURA SYSTEMS, INC.
BALANCE SHEETS

(Unaudited)

	As of November 30,	As of February 29,
	2016	2016

ASSETS
Current assets:
Cash and cash equivalents	$111,373	$22,175
Accounts receivable	-	2,115
Other current assets	6,395	16,282
Total current assets	117,768	40,572

Deposits	-	90,213

Total assets	$117,768	$130,785

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$2,411,648	$1,823,776
Accrued expenses	5,927,812	5,389,883
Customer advances	641,751	641,751
Notes payable	4,418,958	3,927,468
Convertible note payable and accrued interest-related party, net of discount	2,884,412	-
Convertible notes payable, net of discount	4,154,868	2,720,700
Notes payable and accrued interest- related party	28,289,094	26,869,911

Total current liabilities	48,728,543	41,373,489

Convertible note payable, net of discount	-	1,366,922
Convertible note payable and accrued interest-related party, net of discount	-	2,560,425

Total liabilities	48,728,543	45,300,836

Commitments and contingencies

Stockholders' deficit:
Common stock, $0.0001 par value; 150,000,000 shares authorized at November 3 and February 28, 2015; 113,951,432 and 113,041,432 issued and outstanding at November 30 and February 29, 2016, respectively	11,399	11,304
Additional paid-in capital	410,499,597	410,404,692
Accumulated deficit	(459,121,771)	(455,586,047)

Total stockholders' deficit	(48,610,775)	(45,170,051)

Total liabilities and stockholders' deficit	$117,768	$130,785

The accompanying notes are an integral part of these financial statements.

AURA SYSTEMS, INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 30, 2016 AND 2015
(Unaudited)

	Three Months ended November 30,		Nine Months ended November 30,
	2016	2015	2016	2015
Net Revenues	$-	$37,695	$-	$245,329

Cost of goods sold	-	56,764	-	170,524

Gross Profit	-	(19,069)	-	74,805

Expenses
Engineering, research and development expenses	321	105,298	34,209	337,520
Selling, general and administrative expenses	470,725	734,616	1,319,146	2,979,438
Total costs and expenses	471,046	839,914	1,353,355	3,316,958

Loss from operations	(471,046)	(858,983)	(1,353,355)	(3,242,153)

Other (income) and expense
Interest expense, net	602,674	797,740	2,254,424	2,294,864
Gain on debt settlement			(70,288)
Other (income) expense, net	-	-	(1,767)	(59,500)
Total other (income) expense	602,674	797,740	2,182,369	2,235,364
Net Loss	$(1,073,720)	$(1,656,723)	$(3,535,724)	$(5,477,517)

Total basic and diluted loss per share	$(0.01)	$(0.01)	$(0.03)	$(0.05)
Weighted average shares used to compute basic and diluted income (loss) per share*	113,951,432	113,041,432	113,916,887	113,041,432

*Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of the dilutive securities is anti-dilutive.

See accompanying notes to these unaudited condensed financial statements.

AURA SYSTEMS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED NOVEMBER 30, 2016 AND 2015
(Unaudited)

	Nine Months Ended November 30,
	2016	2015
Cash flow from operating activities:
Net Loss	$(3,535,724)	$(5,477,517)
Adjustments to reconcile Net loss to net cash used in operating activities
Depreciation Expense	-	867
Amortization of debt discount	192,330	192,327
Gain on debt settlement	(70,288)	-
(Increase) decrease in:
Accounts receivable	2,115	(8,613)
Other current assets and deposit	100,101	32,751
Increase (decrease) in:
Accounts payable, customer deposit and accrued expenses	2,559,161	3,903,761
Net cash used in operations	(752,305)	(1,356,424)

Financing activities:
Proceeds from notes payable	641,490	341,440
Proceeds from notes payable-related party	200,014	983,730

Net cash provided by financing activities:	841,504	1,325,170

Net increase(decrease) in cash & cash equivalents	89,199	(31,254)

Cash and cash equivalents at beginning of period	22,175	34,855

Cash and cash equivalents at end of period	$111,374	$3,601
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	-	-
Income taxes	-	-

Unaudited supplemental disclosure of non-cash investing and financing activities:

During the nine months ended November 30, 2016, 950,000 shares of common shares issued to settled a note payable balance $150,000 plus accrued interest of $15,588.

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

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  During the nine months ended November 30, 2016 and November 30, 2015 the Company incurred losses of $3,535,724 and $5,477,517, respectively and had negative cash flows from operating activities of $752,305 and $1,356,424, respectively.

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

NOTE 3 – INVENTORIES

Inventories, stated at the lower of cost (first in first out), or market consisted of the following:

	November 30, 2016	February 29, 2016

Raw materials	$1,872,720	$1,858,347
Finished goods	1,568,188	1,558,554
	3,440,908	3,416,901
Inventory reserve	(3,440,908)	(3,416,901)
Current portion	$0	$0

The Company has not operated, and therefore has not produced product since late 2015. As a result, while the Company believes that a significant portion of the inventory has value, we are unable to substantiate its demand and market value and as a result have elected to reserve it in its entirety as of November 30, 2016 and February 29, 2016.

NOTE 4 – OTHER CURRENT ASSETS

Other assets of $6,395 and $16,282 are comprised of vendor advances of $2,895 and $16,282 as of November 30, 2016 and February 29, 2016.

NOTE 5 – PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consisted of the following:

	November 30, 2016	February 29, 2016

Machinery and equipment	$964,111	$964,111
Furniture and fixtures	163,302	163,302
	1,127,413	1,127,413
Less accumulated depreciation	(1,127,413)	(1,127,413)
Property, plant and equipment, net	$0	$0

Depreciation expense was $0 and $868 for the Nine months ended November 30, 2016 and November 30, 2015, respectively.

NOTE 6 – NOTES PAYABLE

Notes payable consisted of the following:

	November 30, 2016	February 29, 2016

Demand notes payable, at 10% and 16%	$4,418,868	$3,927,468
Convertible Promissory Note dated August 10, 2012, due August 10, 2017, convertible into shares of our common stock at a price of $0.76 per share. The note carries an interest rate of 7% with interest only payments due on the 10th of each month with the principal payment due on the maturity date. To-date, the Company has not made any interest payments as set forth in this note.	957,096	910,488
Convertible Promissory Note dated October 2, 2012, due October 2, 2017, convertible into shares of our common stock at a price of $0.76 per share. The note carries an interest rate of 7% with interest only payments due on the 2nd of each month with the principal payment due on the maturity date. To-date, the Company has not made any interest payments as set forth in this note.	477,072	456,434
Senior secured convertible notes dated May 7, 2013, due May 7, 2014, convertible into shares of our common stock at a price of $0.75 per share. The note was not repaid.	2,395,700	2,395,700
Senior secured convertible notes dated June 20, 2013, due June 20, 2014, convertible into shares of our common stock at a price of $0.50 per share. The note was not repaid.	325,000	325,000
Convertible notes dated April thru September, 2016. The notes carry an interest rate of 5% and might be converted into shares of Company’s common stock if the shareholders approve a 7:1 reverse stock split.	636,490	-
	8,573,826	8,015,090

Less: Current portion	$8,573,826	$6,648,168

Long-term portion	$-	$1,366,922

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

Future maturities of notes payable at November 30, 2015 are as follows:

2016	$-
2017	-
Total	$-

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

NOTE 7 – ACCRUED EXPENSES

Accrued expenses consisted of the following:

	November 30, 2016	February 29, 2016

Accrued payroll and related expenses	$3,105,841	$3,148,841
Accrued rent	208,271	218,025
Accrued interest	2,538,701	1,933,017
Other	75,000	90,000
Total	$5,927,813	$5,389,883

Accrued payroll and related expenses consists of salaries and vacation time accrued but not paid to employees due to our lack of financial resources.

NOTE 8 – SHAREHOLDERS’ EQUITY

Common Stock

We issued 950,000 shares of common stock were issued in settlement for a note payable balance $150,000 plus accrued interest of $15,288 during the Nine months ended November 30, 2016.

No shares of common stock were issued during the Nine months ended November 30, 2016.

Employee Stock Options

During the Nine months ended November 30, 2016, there were no stock options granted to employees.

In September 2006, our Board of Directors adopted the 2006 Employee Stock Option Plan. Activity in this plan is as follows:

	2006 Plan
	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Number of Options
Outstanding, February 29, 2016	$0.75-$1.00	$0.00	7,224,000
Cancelled	-	-	-
Granted	-	-	-
Outstanding, November 30, 2016	$0.75-$1.00	$0.00	7,224,000

The exercise prices for the options outstanding at November 30, 2016, and information relating to these options is as follows:

Options Outstanding				Exercisable Options
Range of Exercise Price	Number	Weighted Average Remaining Life	Weighted Average Exercise Price	Weighted Average Remaining Life	Number	Weighted Average Exercise Price
$0.75-$1.00	7,224,000	3.25 years	$0.79	3.25 years	7,224,000	$0.79

Warrants

Activity in issued and outstanding warrants is as follows:

	Number of Shares	Exercise Prices
Outstanding, February 29, 2016	36,726,208	$0.10-$1.50
Granted	-	-
Exercised	-	-
Cancelled	(9,175,187)	$1.50
Outstanding, November 30, 2016	27,554,021	$0.10-$1.00

There were no warrants issued in the nine months ended November 30, 2016.

The exercise prices for the warrants outstanding at November 30, 2016, and information relating to these warrants is as follows:

Range of Exercise Prices	Stock Warrants Outstanding	Stock Warrants Exercisable	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price of Warrants Outstanding	Weighted- Average Exercise Price of Warrants Exercisable	Intrinsic Value
$0.10-$0.75	19,481,012	19,481,012	52 months	$0.55	$0.55	$0.00
$0.75	1,082,734	1,082,734	51 months	$0.75	$0.75	$0.00
$0.75	1,000,000	1,000,000	41 months	$0.75	$0.75	$0.00
$0.75-$1.00	5,990,275	5,990,275	36 months	$0.77	$0.77	$0.00

	27,554,021	27,554,021

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

Total net revenues from customer geographical segments are as follows for the nine months ended November 30, 2016 and 2015:

	2015	2014

United States	$-	$48,956
Canada	-	2,800
Europe	-	210
Asia	-	137,384
Other	-	55,979
Total	$-	$245,329

NOTE 11 – SIGNIFICANT CUSTOMERS

Concentration Risk

In the nine months ended November 30, 2016, we did not have any sales to customers. In the nine months ended November 30, 2015, we sold AuraGen related products to three significant customers whose sales comprised 56%, 22% and 16% of net sales, respectively. Net accounts receivable from these customers at November 30, 2015 were $62,091, $0 and $0 respectively. These customers are not related to or affiliated with us.

NOTE 12 – RELATED PARTIES TRANSACTIONS

At November 30, 2016, the balance reflected in Notes Payable and accrued interest-related party, current, includes $14,929,649 of unsecured notes payable plus accrued interest of $8,673,811 to Mr. Breslow, a member of our Board of Directors, payable on demand, bearing interest at a rate of 10% per annum. The balance of $14,880,372 plus accrued interest of $7,680,164 as of February 29, 2016. During the nine months ended November 30, 2016 and November 30, 2015, interest amounting to $993,647 and $1,089,203 respectively, was incurred on these notes. The balance also includes $82,000 of unsecured notes payable plus accrued interest of $29,141 and $23,704 to our CEO pursuant to a demand note entered into on April 5, 2013 and an unsecured note payable to Mr. Kopple, another member of our Board of Directors, in the total amount of $3,529,473 and $3,418,738 plus accrued interest of $1,004,675 and $784,934 with interest at a rate of 10% per annum as of November 30, 2016 and February 29, 2016, respectively.

At November 30, 2016, the balance reflected in Convertible Note Payable and accrued interest-related party, long term, includes $1,964,240 of secured convertible notes payable net of discounts of $35,760 plus accrued interest of $970,172 to Mr. Kopple, a member of our Board of Directors.

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

NOTE 14 – SUBSEQUENT EVENTS:

On January 24, 2017 the Company entered into a Debt Refinancing Agreement with Mr. Breslow, a Director of the Company. Pursuant to the agreement, both Mr. Breslow and the Company acknowledged that total debt owed to Mr. Breslow was $23,872,614 including $8,890,574 of accrued interest. Mr. Breslow agreed to cancel and forgive all interest due, waive all events of default and sign a new five-year convertible note in the amount of $14,930,041 providing for no interest for six months and interest of 5% per annum thereafter payable monthly in arrears. The note also provides various default provisions. The agreement further provides that $11,982,041 of the note will be converted into 7,403,705 shares of common stock concurrent with the stockholders approving a 1 for 7 reverse stock split within one year of entering this agreement and the remaining may be converted at any time thereafter post reverse split. In the absence of the approval within one year, this agreement will become null and void. The Company has elected to continue to accrue interest on this agreement until such time as the 1 for 7 reverse stock split has been approved.

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

The Company is presently engaged in a dispute with one of its directors, Robert Kopple, relating to approximately $5.4 million and approximately 22 million warrants which Mr. Kopple claims to be owed to him and his affiliates by the Company. In July 2017, Mr. Kopple filed suit against the Company as well as against current Directors Mr. Gagerman and Mr. Diaz-Verson together with former Directors Mr. Breslow and Mr. Howsmon in connection with these allegations. The Company believes that it has valid defenses in these matters and intends to vigorously defend against these claims. See “Legal Proceedings” in Part II, Item 1 in this Quarterly Report on Form 10-Q for additional information regarding the transactions under dispute with Mr. Kopple.

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

Results of Operations

Nine months ended November 30, 2016 compared to nine months ended November 30, 2015

Net revenues for the nine months ended November 30, 2016 (the “Nine Months FY2016”) decreased to $0 from $245,329 in the nine months ended November 30, 2015 (the “Nine Months FY2015”). The Company has virtually ceased operations due to a lack of adequate financial resources to conduct operations.

Cost of goods decreased to $0 in the Nine Months FY2016 from $170,524 in the Nine Months FY2015 as a result of the virtual cessation of operations as noted above.

Engineering, research and development expenses decreased $303,311 (90%) to $34,209 in the Nine Months FY2016 from $337,520 in the Nine Months FY 2015. The decline is attributable to a lack of financial resources resulting in the virtual cessation of operations as noted above.

Selling, general and administrative expense decreased $1,660,292(56%) to $1,319,146 in the Nine Months FY2016 from $2,979,438 in the Nine Months FY2015. As noted above, the decrease is attributable to the curtailment of activities due to a lack of financial resources.

Net interest expense in the Nine Months FY2016 decreased $40,440 (2%) to $2,254,424 from $2,294,864 in the Nine Months FY2015. Effective October 31, 2016, with the agreement of the creditors, interest has ceased accruing on all the Company's debt except for the recent 5% convertible debt the Company has entered into with Warren Breslow and the Company’s secured creditors (see Note 14 – Subsequent Events for additional information regarding the restructured Breslow debt and the Company’s restructured secured debt).

Our net loss for the Nine Months FY2016 decreased $1,941,793 to $3,535,724 from $5,477,517 in the Nine Months FY2015.

Three months ended November 30, 2016 compared to three months ended November 30, 2015

Net revenues for the three months ended November 30, 2016 (the “Third Quarter FY2016”) decreased to $0 from $37,695 in the three months ended November 30, 2015 (the “Third Quarter FY2015”). The Company has virtually ceased operations due to a lack of funding.

Cost of goods decreased to $0 in the Third Quarter FY2016 from $56,764 in the Third Quarter FY2015 as a result of the virtual cessation of operations as noted above.

Engineering, research and development expenses decreased $104,977 (99%) to $321 in the Third Quarter FY2016 from $105,298 in the Third Quarter FY 2015. The decline is attributable to a lack of funds resulting in the virtual cessation of operations as noted above.

Selling, general and administrative expense decreased $263,891 (36%) to $470,725 in the Third Quarter FY2016 from $734,616 in the Third Quarter FY2015. The decline is primarily attributable to a lack of funds causing the Company to severely curtail operations.

Net interest expense in the Third Quarter FY2016 decreased $195,065 (24%) to $602,764 from $797,740 in the Third Quarter FY2015. Effective October 31, 2016, with the agreement of the creditors, interest has ceased accruing on all the company's debt except for the recent 5% convertible debt the Company has entered into with Warren Breslow and the Company’s secured creditors (see Note 14 – Subsequent Events for additional information regarding the restructured Breslow debt and the Company’s restructured secured debt).

Our net loss for the Third Quarter FY2016 decreased $583,003 to $1,073,720 from $1,656,723 in the Third Quarter FY2015.

Liquidity and Capital Resources

We had cash of approximately $111,000 and $22,000 as of November 30, 2016, and February 29, 2016, respectively.  We had a working capital deficit at November 30, 2016, and February 29, 2016 of $48,610,775 and $41,332,917, respectively. The working capital deficit includes notes payable and accrued interest to related parties of $28,289,094 and $26,869,911 as of November 30 and February 29, 2016, respectively. As of November 30, 2016, we had accounts receivable, net of allowance for doubtful accounts, of $0 compared to $2,115 as of February 29, 2016.

Net cash used in operations for the Nine Months FY 2016 was $752,305, a decrease of $604,119 from the comparable period in the prior fiscal year. Net cash provided by financing activities during the Nine Months FY 2016, was $841,504, resulting from net proceeds from notes payable.

There were no acquisitions of property and equipment in the Nine Months FY 2016 or the Nine months FY 2015.

Accrued expenses as of November 30, 2016 increased $537,929 to $5,927,812 from $5,389,883 as of February 29, 2016. Approximately $1,335,000 of accrued expenses is salaries accrued but unpaid to certain employees and ex-employees due to a lack of resources, and approximately $518,000 is accrued but unused vacation time earned by employees.

Net proceeds from the issuance of debt totaled $841,504 in the Nine months FY 2017, compared with $1,325,170 in the Nine months FY 2016. As of November 30, 2016, the total amount owing a board member is $14,929,649 plus accrued interest of $8,673,811. We also owe another Board member a total of $5,493,713, net of discounts of $35,760 plus accrued interest of approximately $1,924,848. If the Board members were to demand repayment, we do not currently have the resources to make the payments.

The Company had a deficit of $48,610,775 in shareholders’ equity as of November 30, 2016, compared to $45,170,051 as of February 29, 2016.

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

Capital Transactions

During the quarter ended November 30, 2016, we issued 950,000 shares of common stock to settle a note payable balance of $150,000 plus accrued interest of $15,588.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended November 30, 2016, which have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

During the quarter ended November 30, 2016, we did not issue any shares of common stock.

All of the sales of unregistered securities are believed to be exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 as these offerings were a private placement to a limited number of qualified investors without public solicitation or advertising.

ITEM 3. Defaults Upon Senior Securities.

We have commitments to pay investors and lenders $42,286,033 comprising principal and accrued interest on various convertible notes, non-convertible notes and loans payable through November 30, 2016. Due to our lack of financial resources, the Company was unable to make various required principal and interest payments under a number of notes payable, and was in potential default on $14,263,223 of such debt as of November 30, 2016.

In 2017, the Company has been successful in restructuring a total of approximately $33.7 million of debt (the “Restructured Debt”) through agreements reached with all of the Company’s secured creditors and the majority of the Company’s unsecured creditors. Pursuant to these restructuring agreements, any and all defaults and penalties with respect to the Restructured Debt have been waived, approximately $9.3 million in accrued interest has been forgiven, and approximately $20.9 million will be converted into approximately 14.1 million shares of the Company’s common stock upon stockholder approval of a 1-for-7 reverse stock split and the election a new board of directors. Of the $14,263,223 of notes payable in potential default as of November, 30, 2016, $6,245,841 was subsequently restructured in 2017 and any potential defaults with respect to this amount have been resolved.

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

