Form 10-K
period 2017-02-28
AURA SYSTEMS INC
filed 2017-09-18
CIK 826253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2017

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

On August 31, 2016 the aggregate market value of the voting stock held by non-affiliates of the Registrant was $10,738,936. The aggregate market value has been computed by reference to the last sale price of the stock on August 31, 2016.

On August 30, 2017, the Registrant had 126,608,391 shares of common stock outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report contains forward-looking statements within the meaning of the federal securities laws. Statements other than statements of historical fact included in this Report, including the statements under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business” and elsewhere in this Report regarding future events or prospects are forward-looking statements. The words “approximates,” “believes,” “forecast,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “would,” “could,” “should,” “seek,” “may,” or other similar expressions in this Report, as well as other statements regarding matters that are not historical fact, constitute forward-looking statements. We caution investors that any forward-looking statements presented in this Report are based on the beliefs of, assumptions made by, and information currently available to, us. Such statements are based on assumptions and the actual outcome will be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control or ability to predict. Although we believe that our assumptions are reasonable, they are not guarantees of future performance and some may inevitably prove to be incorrect. As a result, our actual future results may differ from our expectations, and those differences may be material. Accordingly, investors should use caution in relying on forward-looking statements to anticipate future results or trends.

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include the following:

●	Our ability to generate positive cash flow from operations;

●	Our ability to obtain additional financing to fund our operations;

●	The impact of economic, political and market conditions on us and our customers;

●	The impact of unfavorable results of legal proceedings;

●	Our exposure to potential liability arising from possible errors and omissions, breach of fiduciary duty, breach of duty of care, waste of corporate assets and/or similar claims that may be asserted against us;

●	Our ability to compete effectively against competitors offering different technologies;

●	Our business development and operating development;

●	Our expectations of growth in demand for our products; and

●	Other risks described under the heading “Risk Factors”in Part I, Item 1A of this Annual Report on Form 10-K.

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

References in this Report to “we”, “us”, “the Company,” “Aura” or “Aura Systems” means Aura Systems, Inc. As used herein, reference to “fiscal 2017” refers to the fiscal year ended February 28, 2017, reference to “fiscal 2016” refers to the fiscal year ended February 29, 2016, reference to “fiscal 2014” refers to the fiscal year ended February 28, 2014, reference to “fiscal 2015” refers to the fiscal year ended February 28, 2015 and reference to “fiscal 2018” refers to the fiscal year ending February 2018.

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

Traditional induction machines are Radial Flux (“RF”) machines and are the workhorse of industry due to their robustness, attractive cost, and easy control. However, they are relatively heavy and bulky. Axial flux induction machines on the other hand, have all of the advantages of the radial flux machines, but with the advantage of higher energy density resulting in smaller, lighter machines with equivalent performance. Unlike permanent magnet  (“PM”) machines, induction machines do not use any permanent magnets and therefore the controller can change the magnetic (B) fields since generally the magnetic (B) field is proportionate to the voltage divided by the frequency (V/f). It is generally accepted that for PM machines, as machine size grows, the magnetic losses increase proportionately and partial load efficiency drops. On the other hand,with induction machines, as the machine size grows, magnetic losses do not necessarily grow. Induction drives could offer an advantage when high-performance is desired. The peak efficiency of an induction drive will be somewhat lower than with PM machines, but average efficiency may actually increase.

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

The issue of the strong axial magnetic attraction force between the stator and the rotor was addressed by Aura’s patented approach of using a topology of two stators and a rotor sandwiched between them. This has been disclosed in Aura’s U.S. Patent 5,734,217 (March 1998 ), which expires in March 2018, and U.S. Patent 6,157,175 (Dec. 2000). In addition to other benefits, the topology is such that the axial forces on the bearings are very small and negligible.

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

Since March 2017, the Company has started to reexamine the market and identified key areas upon which to initially focus as the Company plans to restart operations. A key element of our business plan is focused on all-electric transport refrigeration. The market is well understood and both social and economic forces are providing an unprecedented opportunity to gain significant market share. Our immediate focus is on 20-k BTU/hr midsize trucks and the 50-k BTU/hr trailers. The market for new20-k BTU/hr midsize trucks is for approximately 15,000 new trucks per year and a significant retrofit market of the existing over 100,000 operating systems across North America. The market for new 50-k BTU/hr trailers is approximately 40,000 new units per year and also a significant retrofit market for the over 400,000 operating systems in North America. Another key element is the acceptance of our mobile power solution in military applications around the globe. Our near term focus is marketing efforts in the U.S., South Korea, Israel and China.

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

High Output Alternators - There are many high output alternator manufacturers and the prices vary from hundreds to thousands of dollars per unit. Some well-known manufacturers include: Delco-Remy, Bosh, Nippon Densu, Hitachi, Mitsubishi, Prestolite, EMP and Neihoff. Alternatorsprovide rated power at very high RPM and significantly less power at lower RPM. In addition, alternators are generally only 30% efficient at the low RPM range and increase to 50% efficiency at the high RPM range. The AuraGen/VIPER system (including mechanical linkages and belt) is over 80% efficient at the low RPM range and is approximately 75% efficient at the very high RPM range.

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

Fuel Cells- Fuel cells are solid-state, devices that produce electricity by combining a fuel containing hydrogen with oxygen. They have a wide range of applications, and can be used in place of the internal combustion engine and traditional lead-acid and lithium-ion batteries. These systems are, however, generally prohibitively expensive, and the most widely deployed fuel cells cost about $1,500 per kilowatt.

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

Transport Refrigeration (“TRU”) - The main competitors for the all-electric TRU are traditional diesel based solutions provided by Thermo-king and Carrier. The diesel based comparable systems provided by Thermo-king and Carrier are somewhat less expensive than our AuraGen all-electric solution , however the diesel solutions require frequent maintenance and the utilization of a separate diesel engine that consumes considerable fuel every operating hour. In addition, the diesel solutions emit harmful emissions that have been recognized by the U.S. Environmental Protection Agency, California’s Air Resource Board and others as dangerous pollutants and are increasingly subject to federal and state regulations.

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

Facilities, Manufacturing Process and Suppliers

As part of downsizing due to financial distress experienced by the Company as further described in “--Business Arrangements”, our current facilities consist of approximately 20,000 square feet in Stanton California and an additional storage facility for existing inventory. The Stanton facility is currently used for some assembly and testing of AuraGen/VIPER systems. The facility is rented on a month-to-month basis. The rent for the Stanton facility is $10,000 per month and the storage facility is additional $5,000 per month. The current Stanton facility is not sufficient to support the expected operations should the Company’s operations return to pre-2014 production levels. Accordingly, the Company is currently looking for a new facility of approximately 45,000 square feet that would be used for production, testing, and engineering for AuraGen/VIPER mobile power solution as well as needed office space for support staff. Prior to May 2015, we occupied a 69,000 square foot facility in Redondo Beach, California. The Redondo Beach facility was used for assembly and testing of products,as well as for general offices, engineering and warehousing. The rent for the Redondo Beach facility was approximately $60,000 per month.

As the Company is gearing up operations again, we need to renew relationships and contracts with our suppliers or locate suitable new suppliers for subassemblies and other components. Recently, the Company entered into discussions with several of its prior suppliers and is in the process of negotiating settlements of old payables and arranging new supply contracts.

Research and Development

We believe that ongoing research and development is important to the success of our product in order to utilize the most recent technology, develop additional products and additional uses for existing products, stay current with changes in vehicle manufacture and design and maintain an ongoing advantage over potential competition. Our engineering, research and development costs for fiscal 2017 were approximately $34,000 compared to approximately $0.4 million in fiscal 2016.

We stopped practically all research and development in the last two years due to severe cash shortfall; however, we did redesign the Electronic Control Unit (“ECU”) to include the latest state-of-the-art power electronics and processors. We set a modest budget of $400,000 for research and development in 2017 and $1.0 million budget for 2018 based on our anticipated resources. We believe that ongoing research and development is important to the success of our product in order to utilize the most recent technology, develop additional products and additional uses for existing products, stay current with changes in vehicle manufacture and design and maintain an ongoing advantage over potential competition.

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

Significant Customers

We have no significant customers at this time. However, the Company has an initial commitment of approximately $1.25 million over the next eight months to deliver AuraGen systems and components to the Chinese Joint Venture partner to support their marketing efforts as the Joint Venture facilities are being readied. For additional information, see “Certain Subsequent Events—China Joint Venture.”

We had no sales during the fiscal year ended February 28, 2017. During the year ended February 29, 2016, we conducted business with two major customers whose sales comprised 55.9% and 22.0% of net sales, respectively. As of February 29, 2016, these customers accounted for 68.0% of net accounts receivable.

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

The JV shall be governed by a Board of Directors, consisting of three directors nominated by AoLunTe and three directors nominated by us. All “Major Decisions” of the Board, which are specified in a schedule to the JV Agreement, require the vote of two-thirds of the directors, including at least one director nominated by us and one director nominated by AoLunTe. All other decisions of the Board require the approval of a simple majority of directors. A general manager appointed by the Board upon the nomination by AoLunTe shall be responsible for the day-to-day operation and management of the JV, while quality control as well as the financial controller are to managed by individuals to be appointed by the Board upon our nomination, under the supervision of the Board.

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

In 2016, the Company was sued by a former employee for a work-related injury. The plaintiff is seeking $45,000. The Company has made the plaintiff a settlement offer which, as of the date of this filing,has not been accepted.

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

Period	High	Low
Fiscal 2016
First Quarter ended May 31, 2015	$0.130	$0.0450
Second Quarter ended August 31, 2015	$0.070	$0.0340
Third Quarter ended November 30, 2015	$0.078	$0.0039
Fourth Quarter ended February 29, 2016	$0.180	$0.0382

Fiscal 2017
First Quarter ended May 31, 2016	$0.190	$0.051
Second Quarter ended August 31, 2016	$0.120	$0.055
Third Quarter ended November 30, 2016	$0.100	$0.035
Fourth Quarter ended February 28, 2017	$0.210	$0.015

Fiscal 2018
First Quarter ended May 31, 2017	$0.200	$0.085
Second Quarter ended August 31, 2017	$0.17	$0.06

On August 30, 2017, the reported closing sales price for our common stock was $0.08.

Dividend Policy

We have not paid any dividends on our common stock and we do not anticipate paying any dividends on our common stock in the foreseeable future.

Sales of Unregistered Securities

During the year ended February 28, 2017, we issued 950,000 shares of common stock in settlement of a note payable in the amount of $150,000 plus accrued interest of $15,288. Funds raised were for general corporate working capital purposes. All such securities were issued and sold in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, and the certificates representing such securities contain a restrictive legend reflecting the limitations on future transfer of those securities. The offer and sale of these securities was made without public solicitation or advertising. The investors represented to us that they were knowledgeable and sophisticated, and were experienced in business and financial matters so as to be capable of evaluating an investment in our securities and were an “accredited investor” within the meaning of Regulation D promulgated under the Securities Act of 1933. Each of these investors was afforded full access to information regarding our business.

Repurchases of Equity Securities

We did not repurchase any shares of our common stock during the fourth quarter of fiscal 2017.

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

The Company is planning to restart operations with a new board of directors and a new management team as soon as the Company holds its stockholders meeting to elect the new board and approve the Reverse Split. Currently the Company has a contractual agreement for $1.25 million of orders for the Auragen/VIPER product to fill during the next eight months and anticipates that is may receive significant additional orders once the Company is back in operation.

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

Results of Operations

Fiscal 2017 compared to Fiscal 2016

Revenues

Net revenues in fiscal 2017 decreased to $0 from $183,032 in fiscal 2016. The decrease is attributable to a lack of financial resources causing us to substantially curtail operational activities.

Cost of Goods

Cost of goods sold in fiscal 2017 decreased to $0 from $170,996 in fiscal 2016. The decrease is attributable to the curtailment of our activities as noted above.

Engineering, Research and Development

Engineering, research and development costs decreased $361,517 to $34,210 in fiscal 2017 from $395,727 in fiscal 2016. While we had planned for an increase in engineering, research and development in fiscal 2017, the lack of resources noted above prevented us from implementing our plan.

Selling, General and Administrative Expense

Selling, general and administrative increased $540,566 to $3,522,347 in fiscal 2017 from $2,981,781 in fiscal 2016. The increase is due to the expensing of approximately $2.25 million in rent expense related to the facility the company vacated, which offset the reduction in expenses due to the curtailment of activities resulting from our lack of financial resources.

Non-Operating Income and Expense

Net interest expense increased $948,777 to $4,246,831 in fiscal 2017 from $3,298,054 in fiscal 2016 due to increased interest accrual.

Net Income/Loss

The increase in our net loss of $1,126,366 to $7,731,333 in fiscal 2017 from $6,604,967 in fiscal 2016 is a result of the curtailment of corporate activities as noted above, offset by the expensing of future rent due resulting from the vacating of our former facility as noted above.

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

Engineering, Research and Development

Engineering, research and development costs decreased $449,408 to $395,727 in fiscal 2016 from $845,135 in fiscal 2015. While we had planned for an increase in engineering, research and development in fiscal years 2017 and 2018, the lack of resources noted above prevented us from implementing our plan.

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

Liquidity and Capital Resources

In fiscal 2017, we incurred losses of approximately $7.7 million and had negative cash flows from operations of $1.1 million. As of February 28, 2017, the total amount owing to Mr. Kopple, a Board member, is $5,567,624 plus accrued interest of $1,658,661. We also owe approximately $15 million plus accrued interest of $8.68 million to Mr. Breslow, another board member. We do not currently have the resources to repay any of the above.

At February 28, 2017, we had cash of approximately $256,000, compared to cash of approximately $22,000 at February 29, 2016. Working capital at February 28, 2017 was a negative $52.8 million as compared to a negative $41.3 million at the end of the prior fiscal year. Accrued expenses increased $0.5 million due to an increase in accrued interest of approximately $0.5 million. At February 28, 2017, we had no accounts receivable, compared to approximately $22,000 at February 29, 2016. In fiscal 2017 we made no acquisitions of property and equipment.

During the year ended February 28, 2017, we issued 950,000 shares of common stock in settlement of a note payable in the amount of $150,000 plus accrued interest of $15,288.

In the past, in order to maintain liquidity, we have relied upon external sources of financing, principally equity financing and private indebtedness. We have no bank line of credit and require additional debt or equity financing to fund ongoing operations. Currently, we have binding commitments from third parties to provide $2.1 million in financing in the form of equity as soon as the stockholders meeting is held. We cannot assure you that additional financing will be available at the times or in the amounts required. Based on a cash flow analysis performed by management, we estimate that the Company will need an additional $2.5 million to support the Company’s operations for the fiscal year ending February 28, 2018. The issuance of additional shares of equity in connection with such financing could dilute the interests of our existing stockholders, and such dilution could be substantial. If we cannot raise the needed funds, we would also be forced to make further substantial reductions in our operating expenses, which could adversely affect our ability to implement our current business plan and ultimately our viability as a company.

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

Going Concern.

Our independent auditor has expressed doubt about our ability to continue as a going concern and believes that our ability is dependent on our ability to implement our business plan, raise capital and generate revenues. See Report of Independent Registered Public Accounting Firm on page F-1, together with the Company’s audited consolidated financial statements for the fiscal year ended February 28, 2017.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended February 28, 2017, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of February 28, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on this assessment, and on those criteria, management concluded that, due to the material weaknesses identified below, the Company’s internal control over financial reporting was ineffective as of February 28, 2017.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected on a timely basis. The specific material weaknesses identified by our management relate to limited resources and inadequate number of personnel in our accounting and financial reporting group due to insufficient capital to maintain such resources. Management has determined that our internal audit function is also significantly deficient due to insufficient resources to perform internal audit functions. This was further evidenced by our inability to timely file our annual reports on Form 10-K for the fiscal years ended February 28, 2015, February 29, 2016 and February 28, 2017 and our quarterly reports on Form 10-Q for the fiscal quarters ended May 31, 2015, August 31, 2015, November 30, 2015, May 31, 2016, August 31 2016, November 30, 2016 and May 31, 2017.

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

Name	Age	Title
Melvin Gagerman	74	Chief Executive Officer, Chief Financial Officer and Director

Warren Breslow*	74	Director, Chairman of the Audit Committee, Member of the Nominating Committee and Compensation Committee

Salvador Diaz-Verson, Jr.	61	Director, Chairman of the Compensation Committee, Member of the Audit Committee and Nominating Committee

Robert Kopple	72	Director

* Mr. Breslow resigned as a director in March 2017.

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

Warren Breslow. Mr. Breslow is a CPA and has been a director and Chairman of the Audit Committee since we emerged from Chapter 11 bankruptcy proceedings on January 31, 2006. Mr. Breslow is the General Partner and Chief Financial Officer of Goldrich & Kest Industries (“G & K Industries”). He joined G & K Industries in 1972 as controller and assumed his current position as General Partner and Chief Financial Officer in 1974. As General Partner and Chief Financial Officer of G & K Industries, Mr. Breslow oversees the financial aspects of its construction activity, as well as its management operations and information systems center. He is also the past president and a lifetime member of the board of directors of the Stephen S. Wise Temple, and supports numerous charitable and civic organizations. Prior to his association with G & K Industries, Mr. Breslow was a manager with the international accounting firm of Laventhol & Horwath. Mr. Breslow resigned as a director in March 2017.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Our shares of common stock are registered under the Securities Exchange Act of 1934, and therefore our executive officers and directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% stockholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file. Based on our review of the copies of such forms received by us, and to the best of our knowledge, no executive officers, directors and persons holding greater than 10% of our issued and outstanding stock have filed the required reports during the year ended February 28, 2017.

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

Audit Committee. The Audit Committee does not have a formal charter but is responsible primarily for overseeing the services performed by our independent registered public accounting firm, evaluating our accounting policies and system of internal controls, and reviewing our annual and quarterly reports before filing with the Securities and Exchange Commission. The sole current member of the Audit Committee is Mr. Salvador Diaz-Verson. Mr. Breslow had also been a member of the Audit Committee prior to his resignation as a director in March 2017. The Board of Directors has determined that the Audit Committee does not have a member who is an “audit committee financial expert” as such term is defined by the rules and regulations of the Securities and Exchange Commission. While the Board recognizes that the Board member serving on the Audit Committee does not meet the qualifications required of an “audit committee financial expert,” the Board believes that the appointment of a new director to the Board of Directors and to the Audit Committee at this time is not necessary as the level of financial knowledge and experience of the current member of the Audit Committee, including such member’s ability to read and understand fundamental financial statements, is sufficient to adequately discharge the Audit Committee’s responsibilities.

Compensation Committee. The Compensation Committee does not have a formal charter but reviews and recommends to the full Board the amounts and types of compensation to be paid to the Chairman and Chief Executive Officer; reviews and approves the amounts and types of compensation to be paid to our other executive officers and the non-employee directors; reviews and approves, on behalf of the Board, salary, bonus and equity guidelines for our other employees; and administers our 2006 Stock Option Plan. The Compensation Committee is currently comprised solely of Mr. Diaz-Verson. Mr. Breslow had also been a member of the Compensation Committee prior to his resignation as a director in March 2017. Mr. Breslow has provided loans to us in the aggregate principal amount of $14,930,041. For a discussion about Mr. Breslow’s loans to us, see “Management’s Discussion and Analysis of Results of Operations – Liquidity” and “Certain Relationships and Related Party Transactions”.

Nominating Committee. The Nominating Committee does not have a formal charter but assists the Board in identifying qualified individuals to become directors, determines the composition of the Board and its committees, monitors the process to assess the Board’s effectiveness and helps develop and implement our corporate governance guidelines. The Nominating Committee also considers nominees proposed by stockholders. The Nominating Committee currently consists of Mr. Diaz-Verson.

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

Director Compensation

Although we do not currently compensate our directors in cash for their service as members of our Board of Directors, the Board may, in its discretion, elect to compensate directors for attending Board and Committee meetings and to reimburse directors for out-of-pocket expenses incurred in connection with attending such meetings. Additionally, our directors are eligible to receive stock options under the 2011 Directors and Executive Officer Stock Option Plan. During fiscal 2017, no Directors received any stock options. There are no payments due to any directors upon their resignation or retirement as members of the Board.

ITEM 11. EXECUTIVE COMPENSATION

The following table summarizes all compensation earned for the fiscal years ended February 28, 2017 and February 29, 2016, to the individual who served as our chief executive officer during fiscal 2017. We had no other officers who would qualify as “named executive officers” as such term is defined in Item 402 of Regulation S-K and serving in such capacity at any time during the year ended February 28, 2017 (the “Named Executive Officers”).

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation	All Other Compensation ($)		Total ($)

Melvin Gagerman (1)	2017	0	(2)	-	-	0	(3)	0
Chief Executive Officer, Chief Financial Officer	2016	360,000		-	-	$44,961	(4)	404,961	(5)

(1)	Mr. Gagerman was elected Chairman and Chief Financial Officer effective February 1, 2006 and was elected President and Chief Executive Officer effective May 25, 2006.
(2)	For additional information, see “--Employment Contracts, Termination of Employment Contracts and Change in Control Arrangements” below.
(3)	No bonuses or stock awards were granted to the above individuals for fiscal 2017. No amounts are indicated for perquisites and other personal benefits as the value provided did not exceed $10,000.
(4)	Represents $24,000 in automobile allowance, $13,022 for the cost of life and long term care insurance premiums, and $7,939 in medical expense reimbursements.
(5)	Mr. Gagerman’s salary of $360,000 for fiscal 2016 was not paid but was accrued.

Outstanding Equity Awards at 2017 Fiscal Year-End

The following table summarizes certain information regarding the number and value of all options to purchase our common stock held by our named executive officer for the year ended February 28, 2017. No stock awards or equity incentive plan awards were issued or outstanding during fiscal 2017.

2017 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

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

Option Exercises and Stock Vesting During 2017

No stock options were exercised during fiscal 2017 by the individuals named in the Summary Compensation Table. No stock awards were issued or outstanding during fiscal 2017.

Employment Contracts, Termination of Employment Contracts and Change in Control Arrangements

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

Director Compensation During Fiscal 2017

Although we do not currently compensate our directors for their service as members of our Board of Directors, the Board may, at its discretion, compensate directors for attending board and committee meetings and reimburse the directors for out-of-pocket expenses incurred in connection with attending such meetings. Our directors are also eligible to receive stock option grants under our 2006 employee stock option plan and Director Warrants authorized under our Chapter 11 Plan of Reorganization.

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

Beneficial Ownership Table

Beneficial Owner	Number of Shares of Common Stock	Percent of Common Stock (1)
Melvin Gagerman (2)	7,796,801	6.1%
Warren Breslow (3)	6,287,966	4.9%
Salvador Diaz-Verson, Jr. (4)	790,934	*
Robert Kopple(5)	25,349,089	20.0%
All current executive officers and Directors as a group (three)(6)	33,936,824	26.1%

5% Stockholders
None other than the Directors named above

* Less than 1% of outstanding shares.

(1)	Beneficial ownership is determined in accordance with rules of the Securities and Exchange Commission. The calculation of the percentage of beneficial ownership is based upon 126,608,391shares of common stock outstanding on August 30, 2017. In computing the number of shares beneficially owned by any stockholder and the percentage ownership of such stockholder, shares of common stock which may be acquired by a such stockholder upon exercise or conversion of warrants or options which are currently exercisable or exercisable within 60 days of August 30, 2017, are deemed to be exercised and outstanding. Such shares, however, are not deemed outstanding for purposes of computing the beneficial ownership percentage of any other person. Shares issuable upon exercise of warrants and options which are subject to stockholder approval are not deemed outstanding for purposes of determining beneficial ownership. Except as indicated by footnote, to our knowledge, the persons named in the table above have the sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.
(2)	Includes 5,675,258 warrants and options exercisable within 60 days of August 30, 2017.
(3)	Includes 4,923,901 warrants and options exercisable within 60 days of August 30, 2017. Mr. Breslow resigned as a director in March 2017.
(4)	Includes 723,489 warrants and options exercisable within 60 days of August 30, 2017.
(5)	Based on a Schedule 13D filed by Mr. Kopple with the SEC on September 11, 2013. The business address of Mr. Kopple is 10866 Wilshire Blvd., Suite 1500, Los Angeles, California 90024. The Company is also presently engaged in a dispute with Mr. Kopple that includes a claim regarding approximately 22.9 million warrants which Mr. Kopple claims to be owed to him and his affiliates by the Company. The Company believes that it has valid defenses against Mr. Kopple’s claims and that no warrants are issuable to Mr. Kopple. Accordingly, the amount reflected herein does not include the warrants in dispute. See Item 3. “Legal Proceedings”, “Liquidity and Capital Resources” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K for additional information regarding the transactions under dispute.
(6)	Excludes Mr. Breslow, who resigned from the Board of Directors in March 2017.

The mailing address for each of the officers and directors is c/o Aura Systems, Inc., 10541 Ashdale St., Stanton, CA 90680.

Securities Authorized for Issuance Under Equity Compensation Plans as of February 28, 2017

Equity Compensation Plan Information as of February 28, 2017

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders (1)	7,224,000	$0.76	11,767,258
Equity compensation plans not approved by security holders	15,550,000	$0.75	3,441,258

(1)	Reflects options under the 2006 Stock Option Plan. The 2006 Stock Option Plan authorizes the Company to grant stock options exercisable for up to an aggregate number of shares of common stock equal to the greater of (i) 3,000,000 shares of common stock, or (ii) 10% of the number of shares of common stock outstanding from time to time. The numbers in this table are as of February 28, 2017.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND DISCLOSURES

The following table sets forth the aggregate fees billed to us by KSP Group, Inc. for the years ended February 28, 2017, and February 29, 2016:

	Year Ended
	February 28, 2017	February 29, 2016
Audit Fees	$32,000	$47,500
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-

Total	$32,000	$47,500

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

Audit Fees

Services provided to us by KSP Group, Inc. with respect the audit of our annual financial statements and review of our annual reports on Form 10-K and for reviews of the financial statements included in our quarterly reports on Form 10-Q for the first three quarters of the years ended February 28, 2017 and February 29, 2016.

Audit Related Fees

KSP Group, Inc. did not provide any professional services to us during fiscal 2017 or fiscal 2016 which would constitute “audit related fees”.

Tax Fees

KSP Group, Inc. did not provide any professional services to us during fiscal 2017 or fiscal 2016 which would constitute “tax fees”.

All Other Fees

KSP Group, Inc. did not provide any professional services to us during fiscal 2017 or fiscal 2016 which would constitute “other fees”.

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

Consistent with the SEC’s rules, the Audit Committee pre-approves all audit and permissible non-audit services provided by our independent auditors. These services may include audit services, audit-related services, tax and other services. Pre-approval is generally provided for up to one year, and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis. During fiscal 2017 and 2016 all services provided by KSP Group, Inc. were pre-approved by the Audit Committee in accordance with this policy.

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
Robert Kopple

5757 W Century Blvd, Suite 303, Los Angeles, CA 90045 Tel +1(310) 568-1628 Fax +1(310) 410-0371

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Aura Systems, Inc.

We have audited the accompanying balance sheets of Aura Systems, Inc. (a Delaware corporation), (the “Company”) as of February 28, 2017 and February 29, 2016, and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the two-year period ended February 28, 2017. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aura Systems, Inc. as of February 28, 2017 and February 29, 2016, and the results of its operations and its cash flows for each of the years in the two year period ended February 28, 2017 in conformity with accounting principles generally accepted in the United States of America.

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

Los Angeles, California

September 11, 2017

AURA SYSTEMS, INC.

BALANCE SHEETS

	As of February 28,	As of February 29,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$255,869	$22,175
Accounts receivable, net	-	2,115
Other current assets	2,894	16,282
Total current assets	258,763	40,572

Deposits	3,500	90,213
Property, plant, and equipment, net	-	-

Total assets	$262,263	$130,785

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$4,943,559	$1,823,776
Accrued expenses	5,939,251	5,389,883
Customer advances	641,751	641,751
Notes payable	4,776,938	3,927,468
Convertible note payable and accrued interest-related party, net of discount	2,920,172	-
Convertible notes payable, net of discount	4,177,283	2,720,700
Notes payable and accrued interest- related party	29,669,693	26,869,911

Total current liabilities	53,068,647	41,373,489

Convertible note payable, net of discount	-	1,366,922
Convertible note payable and accrued interest-related party, net of discount	-	2,560,425

Total liabilities	53,068,647	45,300,836

Commitments and contingencies

Stockholders’ deficit:
Common stock, $0.0001 par value; 150,000,000 shares authorized at February 28, 2017 and 2016; 113,991,432 and 113,041,432 issued and outstanding at February 28, 2017 and, 2016, respectively	11,399	11,304
Additional paid-in capital	410,499,597	410,404,692
Accumulated deficit	(463,317,380)	(455,586,047)

Total stockholders’ deficit	(52,806,384)	(45,170,051)

Total liabilities and stockholders’ deficit	$262,263	$130,785

The accompanying notes are an integral part of these financial statements.

AURA SYSTEMS, INC.

STATEMENTS OF OPERATIONS

	For the Year ended February 28, 2017	For the Year ended February 29, 2016

Net revenues	$0	$183,032
Cost of goods sold	0	170,996

Gross profit	0	12,036

Operating expenses:
Engineering, research and development	34,210	395,727
Selling, general, and administrative	3,522,347	2,981,781

Total operating expenses	3,556,557	3,377,508

Loss from operations	(3,556,557)	(3,365,472)

Other income (expense):
Interest expense, net	(4,246,831)	(3,298,054)
Other income net	72,055	58,559

Total other expense	(4,174,776)	(3,239,495)

Net Loss	$(7,731,333)	$(6,604,967)

Basic and diluted loss per share	$(0.07)	$(0.06)

*Weighted-average shares outstanding	113,925,405	113,041,432

* Basic and diluted weighted average number of shares outstanding are equivalent because the effect of dilutive securities is anti-dilutive.

The accompanying notes are an integral part of these financial statements

AURA SYSTEMS, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED FEBRUARY 28, 2017 AND FEBRUARY 29, 2016

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit

Balance, February 28, 2015	113,041,432	$11,304	$410,404,692	$(448,981,080)	$(38,565,084)

Net Loss				(6,604,967)	(6,604,967)

Balance, February 29, 2016	113,041,432	$11,304	$410,404,692	$(455,586,047)	$(45,170,051)

Shares issued for note payable	950,000	95	94,905		95,000

Net Loss				(7,731,333)	(7,731,333)

Balance, February 28, 2017	113,991,432	$11,399	$410,499,597	$(463,317,380)	$(52,806,384)

AURA SYSTEMS, INC.

STATEMENTS OF CASH FLOWS

	For the Years Ended February 28, 2017	For the Years Ended February 29, 2016

Cash flows from operating activities:
Net loss	$(7,731,333)	$(6,604,967)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	945
Amortization of debt discount	250,505	256,439
Gain on settlement of debt	(70,288)	-
(Increase) decrease in:
Accounts receivable	2,115	56,842
Other current assets	100,101	54,239
Increase (decrease) in:
Accounts payable and accrued expenses	6,483,111	4,351,074
Customer advances	-	177,684

Net cash used in operating activities	(965,790)	(1,675,745)

Cash flows from investing activities:
Purchase of property, plant, and equipment	-	-

Cash flows from financing activities:
Proceeds from notes payable	999,470	459,410
Proceeds from notes payable - related party	200,014	1,203,654

Net cash provided by financing activities	1,199,484	1,663,064

Net increase (decrease) in cash and cash equivalents	233,694	(12,680)
Cash and cash equivalents, beginning of year	22,175	34,855

Cash and cash equivalents, end of year	$255,869	$22,175

Supplemental disclosures of cash flow information:
Interest paid	$-	$-

Income taxes paid	$-	$-

Supplemental schedule of non-cash financing and investing activities:

None

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

Inventories

Inventories are valued at the lower of cost (first-in, first-out) or market, on a standard cost basis. We review the components of inventory on a regular basis for excess or obsolete inventory based on estimated future usage and sales. As further described in Note 3, due to historical reasons, we are holding inventories in excess of what we expect to sell in the next fiscal year. The Company has not operated and therefore has not produced product since late 2015. As a result, while the Company believes that a significant portion of the inventory has value, we are unable to substantiate its demand and market value and as a result have elected to reserve it in its entirety as of February 28, 2017 and February 29, 2016.

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

Valuation of Long-Lived Assets

The Company accounts for the impairment of long-lived assets, such as fixed assets, patents and trademarks, under the provisions of Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 360, “Property, Plant, and Equipment”, which establishes the accounting for impairment of long-lived tangible and intangible assets other than goodwill and for the disposal of a business. Pursuant to FASB ASC 360, we review for impairment when facts or circumstances indicate that the carrying value of long-lived assets to be held and used may not be recoverable. If such facts or circumstances are determined to exist, an estimate of the undiscounted future cash flows produced by the long-lived asset, or the appropriate grouping of assets, is compared to the carrying value to determine whether impairment exists. If an asset is determined to be impaired, the loss is measured based on various valuation techniques, including a discounted value of estimated future cash flows. We report impairment costs as a charge to operations at the time it is recognized. As of the year ended February 28, 2017, all long-lived assets have been fully depreciated.

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

Shipping and handling expenses

We record all shipping and handling billings to a customer as revenue earned for the goods provided in accordance with FASB ASC 605-45-45-19, “Shipping and Handling Fees and Costs”. We include shipping and handling expenses in selling, general and administrative expense. Shipping and handling expenses amounted to $0 and $30,079 for the years ended February 28, 2017 and February 29, 2016, respectively.

Advertising Expense

Advertising costs are charged to expense as incurred and were immaterial for the years ended February 28, 2017 and February 29, 2016.

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

We have significant income tax net operating losses; however, due to the uncertainty of the realize-ability of the related deferred tax asset and other deferred tax assets, a valuation allowance equal to the amount of deferred tax assets has been established at February 28, 2017 and February 29, 2016.

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

Major Customers

During the year ended February 28, 2017, we did not have any sales to customers. During the year ended February 29, 2016, we conducted business with two major customers whose sales comprised 55.9% and 22% of net sales, respectively. As of February 29, 2016, these customers accounted for more than 90% of net accounts receivable.

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

NOTE 3 - INVENTORIES

Inventories at February 28, 2017 and February 29, 2016 consisted of the following:

	2017	2016

Raw materials	$1,872,720	$1,858,347
Finished goods	1,568,188	1,558,554

	3,440,908	3,416,901
Inventory reserve	(3,440,908)	(3,416,901)

Current portion	$0	$0

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

NOTE 4 - OTHER CURRENT ASSETS

Other current assets of $2,895 and $16,283 are primarily comprised of vendor advances of $2,895 and $16,283 as of February 28, 2017 and February 29, 2016, respectively.

NOTE 5 - PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment at February 28, 2017 and February 29, 2016 consists of the following:

	2017	2016

Machinery and equipment	$964,111	$964,111
Furniture and fixtures	163,302	163,302

	1,127,413	1,127,413
Less accumulated depreciation and amortization	(1,127,413)	(1,127,413)

Property, plant and equipment, net	$-	$-

Depreciation and amortization expense was $0 and $945 for the years ended February 28, 2017 and February 29, 2016, respectively.

NOTE 6 - NOTES PAYABLE

Notes payable consisted of the following:

	February 28, 2017	February 29, 2016

Demand notes payable, at 10% and 16%	$3,782,468	$3,927,468
Convertible Promissory Note dated August 10, 2012, due August 10, 2017, convertible into shares of our common stock at a price of $0.76 per share. The note carries an interest rate of 7% with interest only payments due on the 10th of each month with the principal payment due on the maturity date.	972,632	910,488
Convertible Promissory Note dated October 2, 2012, due October 2, 2017, convertible into shares of our common stock at a price of $0.76 per share. The note carries an interest rate of 7% with interest only payments due on the 2nd of each month with the principal payment due on the maturity date.	483,951	456,434
Senior secured convertible notes dated May 7, 2013, due May 7, 2014, convertible into shares of our common stock at a price of $0.75 per share. The notes carry an interest rate of 12% with interest due on the last day of the month. The note was not repaid when originally due.	2,395,700	2,395,700
Senior secured convertible notes dated June 20, 2013, due June 20, 2014, convertible into shares of our common stock at a price of $0.50 per share. The note was not repaid when originally due.	325,000	325,000
Convertible notes dated April 2016 thru February 2017. The notes carry an interest rate of 5% and might be converted into the company shares of common if the shareholders approve a 7:1 reverse stock split.	994,470	-
	8,994,221	8,015,090

Less: Current portion	$8,994,221	$6,648,168

Long-term portion	$-	$1,366,922

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

All convertible notes payable are due within twelve months or have not been paid when originally due.

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

On January 30, 2017 the Company entered into an agreement entitled First Amendment to Transaction Documents with five of seven of its secured creditors. These creditors hold a security interest in all of the Company’s assets except for its patents and other intellectual properties. The original agreement dated May 7, 2013 provided that if the holders of at least 75% of the stock issuable upon conversion of the convertible notes votes to amend the agreement, then such amendments will be binding on all the secured creditors. The five secured creditors signing the amendment total in excess of 95% of the issuable stock upon conversion and, therefore the agreement is binding on all seven of the secured creditors. The amended agreement provided that all accrued and unpaid interest will be added to the principal amount, the amended note will bear no interest from November 1, 2016 to May 1, 2016 and 16% per annum thereafter. Upon stockholder approval of a 1-for-7 reverse stock split and the election of a new Board of Directors, 80% of the total secured debt, including accrued interest, will be converted into shares of common stock; a new five-year unsecured convertible promissory note bearing 5% interest per annum will be issued for the remaining 20% balance. The amended note also provides for early payoff under certain conditions and contains various default provisions. The agreement was further amended subsequent to year end to extend the time for the Company to file a preliminary proxy statement.

On February 21, 2017 the Company entered into debt refinancing agreements with several debt holder relating to aggregate unsecured debt totaling $2,237,456 including interest of $489,466. This refinancing agreements waives any past events of default and provides for new five-year convertible notes which bear no interest for the first six months and 5% annually thereafter. Upon stockholder approval of a 1-for-7 reverse stock split, these notes will be converted into a total of 1,164,555 shares of common stock. The notes also provide various default provisions.

As of February 28, 2017, the shareholders have not approved any reverse stock split.

NOTE 7 - RELATED PARTIES TRANSACTIONS

On January 24, 2017 the Company entered into a Debt Refinancing Agreement with Mr. Breslow, a Director of the Company. Pursuant to this agreement, both Mr. Breslow and the Company acknowledged that total debt owed to Mr. Breslow was $23,872,614 including $8,890,574 of accrued interest. Mr. Breslow agreed to cancel and forgive all interest due, waive any past events of default and sign a new, five-year unsecured convertible note, in the amount of $14,930,041. This new note bears no interest for the first six months and interest of 5% per annum thereafter, payable monthly in arrears. This new note also provides various default provisions. The refinancing agreement further provides that $11,982,041 of Mr. Breslow’s new note will be converted into 7,403,705 shares of common stock upon stockholder approval of a 1-for-7 reverse stock split within one year of entering into that agreement; the remaining balance may thereafter be converted at any time. In the absence of stockholder approval of a 1-for-7 reverse stock split within one year, the refinancing agreement will become null and void. The Company has elected to continue to accrue interest on this agreement until such time as the 1-for-7 reverse stock split has been approved. As of February 28, 2017, the shareholders have not approved the reverse stock split.

At February 28, 2017, the balance in Notes Payable and accrued interest-related party, current, includes $14,982,041 of unsecured notes payable plus accrued interest of $8,890,574 to Mr. Breslow, a member of our Board of Directors, payable on demand, bearing interest at a rate of 10% per annum. The balance of $14,880,372 plus accrued interest of $7,680,164 as of February 29, 2016. During the years ended February 28, 2017 and February 29, 2016, interest amounting to $993,647 and $1,459,374 respectively, was incurred on these notes. Related Parties Transactions also includes $82,000 of unsecured notes payable plus accrued interest of $29,141 and $23,704 to our CEO pursuant to a demand note entered into on April 5, 2014and an unsecured note payable to Mr. Kopple, another member of our Board of Directors in the total amount of $3,587,322 and $3,418,738 plus accrued interest of $2,098,616 and $784,934 pursuant to 10% demand note payable as of February 28, 2017 and February 29, 2016, respectively. At February 28, 2017, the balance in Convertible note payable and accrued interest-related party, long term, includes $2,000,000 of secured convertible notes payable plus accrued interest of $920,172 to Mr. Kopple.

NOTE 8 - ACCRUED EXPENSES

Accrued expenses at February 28, 2017 and February 28, 2016 consisted of the following:

	2017	2016

Accrued payroll and related expenses	$3,099,842	$3,148,841
Accrued rent	202,036	218,025
Accrued interest	2,562,375	1,933,017
Other	75,000	90,000
Total	$5,939,252	$5,389,883

Accrued payroll and related expenses consists of salaries and vacation time accrued but not paid to employees due to our lack of financial resources.

NOTE 9 - COMMITMENTS & CONTINGENCIES

Leases

In September, 2014, we entered into lease for a facility of approximately 69,000 square feet. The lease is for a term of seven years, has an option to extend for five years, and carries an initial base rent of $46,871.72. In accordance with the terms of the lease, the Company is responsible for common area charges. Rent expense charged to operations amounted to $674,876and $603,440 for the years ended February 29,2016 and February 28, 2015, respectively. The Company moved out of the facility in June 2015 to a much smaller facility in Stanton California. In the new Stanton California facility, the Company is on a month-to-month lease. During the next 12 months, the Company plans to move to a new, larger facility.

Joint Venture

On January 27, 2017, the Company entered into a joint venture (JV) agreement with a Chinese company to manufacture, market and distribute certain mobile power products based on Aura’s patented technology solely for the Peoples Republic of China territories. The JV is owned 49% by the Company and 51% by the Chinese company. The Company has contributed $250,000 and a license to specific technology and the Chinese company is required to contribute $9,750,000. In addition, the Chinese company will invest $2,000,000 in Aura at $0.20 per share for a total of 10,000,000 shares of common stock. Additionally, the Chinese company will purchase a minimum of $1,250,000 of product supported by letters of credit for distribution until the joint venture factory is built, equipped, and staffed. In order to assure proper training of joint venture personnel, Aura has also committed to supply instructional personnel for six months at no cost other than reimbursement for travel, room and board. The agreement was subject to the approval of the Chinese Government which was received in April, 2017.

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

NOTE 10 - STOCKHOLDERS’ DEFICIT

Common Stock

At February 28, 2017 and February 29, 2016, we had 150,000,000 shares of $0.0001 par value common stock authorized for issuance. During the year ended February 28, 2017 we issued 950,000 shares of common stock in settlement of a note payable in the amount of $150,000 plus accrued interest of $15,288. During the year ended February 29, 2016, we did not issue any shares of common stock.

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

During the year ended February 28, 2017, no employee options were granted by the Company.

The Company incurred stock options related expenses of $0 and $0, during the years ended February 28, 2017 and February 29, 2016, respectively.

Activity in this plan is as follows:

	2006 Plan
	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Number of Options

Outstanding, February 28, 2015	$0.75-$1.00	$0.00	7,777,000
Granted	-		-
Cancelled	$0.75		(553,000)
Outstanding, February 29, 2016	$0.75-$1.00	$0.00	7,224,000
Granted	-		-
Cancelled	$0.75		-
Outstanding, February 28, 2017	$0.75-$1.00		7,224,000

The exercise prices for the options outstanding at February 28, 2017, and information relating to these options is as follows:

Options Outstanding				Exercisable Options
Range of Exercise Price	Number	Weighted Average Remaining Life	Weighted Average Exercise Price	Weighted Average Remaining Life	Number	Weighted Average Exercise Price
$0.75-$1.00	7,224,000	3 years	$0.79	3 years	7,224,000	$0.79

The weighted average fair values of the options on the date of grant for the year ended February 29, 2016 and February 28, 2015 were nil per share and $0.0 per share, respectively.

Warrants

Activity in issued and outstanding warrants is as follows:

	Number of Shares	Exercise Prices
Outstanding, February 29, 2016	35,626,208	$0.10-$1.50
Granted	-	-
Exercised	-	-
Expired	(9,172,187)	$1.50
Outstanding, February 28, 2017	26,454,021	$0.10-$1.00

The exercise prices for the warrants outstanding at February 28, 2017, and information relating to these warrants is as follows:

Range of Exercise Prices	Stock Warrants Outstanding	Stock Warrants Exercisable	Weighted- Average Remaining Contractual Life	Weighted-Average Exercise Price of Warrants Outstanding	Weighted-Average Exercise Price of Warrants Exercisable	Intrinsic Value
$0.10-$0.75	18,381,012	18,381,012	49 months	$0.56	$0.56	$0.00
$0.75	1,082,734	1,082,734	48 months	$0.75	$0.75	$0.00
$0.75	1,000,000	1,000,000	38 months	$0.75	$0.75	$0.00
$0.75-$1.00	5,990,275	5,990,275	33 months	$0.77	$0.77	$0.00
	26,454,021	26,454,021

NOTE 11 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  During the years ended February 28, 2017 and February 29, 2016, the Company incurred losses of $7,731,333 and $6,604,967, respectively and had negative cash flows from operating activities of $965,790 and $1,675,745, respectively.

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

NOTE 12 - INCOME TAXES

The Company did not record any income tax expense due to the net loss during the years ended February 28, 2017 and February 29, 2016. The actual tax benefit differs from the expected tax benefit computed by applying the combined United States corporate tax rate and the State of California tax rate of 40% to loss before income taxes as follows for the years ended February 28, 2017 and February 29, 2016:

	2017	2016
Current:
Federal	$-	$-
State	800	800

Total	800	800

Deferred
Federal	-	-
State	-	-

Total	-	-

Total Income Tax Provision	$800	$800

The provision for income tax is included with other expense in the accompanying consolidated financial statements.

	2017	2016

Expected tax benefit	34.0%	34.0%
State income taxes, net of federal benefit	6.0	6.0
Changes in valuation allowance	(40.0)	(40.0)
Total	-%	-%

The following table summarizes the significant components of our deferred tax asset at February 28, 2017 and February 29, 2016:

	2017	2016
Deferred tax asset
Primarily relating to net operating loss carry-forwards, but also reserves for inventory and accounts receivable, stock-based compensation and other	115,000,000	113,000,000
Valuation allowance	(115,000,000)	(113,000,000)
Net deferred tax asset	$-	$-

We recorded an allowance of 100% for deferred tax assets due to the uncertainty of its realization.

At February 28, 2017, we had operating loss carry-forwards of approximately $338,000,000 for federal purposes, which expire through 2037, and $55,000,000 for state purposes, which expire through 2022.

We follow FASB ASC 740 related to uncertain tax positions. Under FASB ASC 740, the impact of an uncertain tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. At February 29, 2016 and February 28, 2015, we have no unrecognized tax benefits.

Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of February 28, 2017 and February 29, 2016, we have no accrued interest and penalties related to uncertain tax positions.

We are subject to taxation in the U.S. and California. Our tax years for 2012 and forward are subject to examination by our tax authorities. We are not currently under examination by any tax authority.

NOTE 13 - EMPLOYEE BENEFIT PLANS

We sponsor two employee benefit plans: The Employee Stock Ownership Plan (the “ESOP”) and a 401(k) plan.

The ESOP is a qualified discretionary employee stock ownership plan that covers substantially all employees. We did not make any contributions to the ESOP during the years ended February 28, 2017 and February 29, 2016, respectively.

We sponsor a voluntary, defined contribution 401(k) plan. The plan provides for salary reduction contributions by employees and matching contributions by us of 100% of the first 4% of the employees’ pre-tax contributions. The matching contributions included in expense were $0 and $0 for the years ended February 28, 2017 and February 29, 2016, respectively.

NOTE 14 - SEGMENT INFORMATION

We are a United States based company providing advanced technology products to various industries. The principal markets for our products are North America, Europe, and Asia. All of our operating long-lived assets are located in the United States. We operate in one segment.

Total net revenues from customer geographical segments are as follows for the years ended February 28, 2017 and February 29, 2016:

	2017	2016

United States	$-	$13,341
Canada		2,800
Europe		210
Other		55,979
Asia		137,384
Total	$-	$183,032

NOTE 15 - SUBSEQUENT EVENTS:

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

