Form 10-Q
period 2017-05-31
AURA SYSTEMS INC
filed 2017-10-25
CIK 826253

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  YES ☐ NO ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐ NO ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Class	Outstanding October 13, 2017
Common Stock, par value $0.0001 per share	126,608,391 shares

AURA SYSTEMS, INC.

ITEM 1. FINANCIAL STATEMENTS

AURA SYSTEMS, INC.
BALANCE SHEETS

(Unaudited)

	As of May 31,	As of February 28,
	2017	2017
ASSETS
Current assets:
Cash and cash equivalents	$974,669	$255,869
Other current assets	5,588	2,894
Total current assets	980,257	258,763

Deposits	3,500	3,500
Investment in Joint Venture	250,000	-

Total assets	$1,233,757	$262,263

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$4,500,805	$4,943,559
Accrued expenses	6,493,051	5,939,251
Customer advances	641,751	641,751
Investor advance	650,000	-
Notes payable	3,584,498	4,776,938
Convertible note payable and accrued interest-related party, net of discount	3,153,467	2,920,172
Convertible notes payable, net of discount	5,848,810	4,177,283
Notes payable and accrued interest- related party	29,383,178	29,669,693

Total current liabilities	54,255,560	53,068,647

Total liabilities	54,255,560	53,068,647

Commitments and contingencies

Stockholders' deficit:
Common stock, $0.0001 par value; 150,000,000 shares authorized at May 31 and February 28, 2017; 126,608,391 and 113,991,432 issued and outstanding at May 31 and February 28, 2017, respectively	12,661	11,399
Additional paid-in capital	412,666,277	410,499,597
Accumulated deficit	(465,700,741)	(463,317,380)

Total stockholders' deficit	(53,021,803)	(52,806,384)

Total liabilities and stockholders' deficit	$1,233,757	$262,263

The accompanying notes are an integral part of these financial statements.

AURA SYSTEMS, INC.
STATEMENTS OF OPERATIONS
FOR THREE MONTHS ENDED MAY 31, 2017 AND 2016
(Unaudited)

	May 31,
	2017	2016
Net Revenues	$0	$0
Cost of goods sold	0	0
Gross Profit	0	0

Operating expenses:
Engineering, research and development expenses	0	33,788
Selling, general and administrative expenses	567,996	616,977
Total operating expenses	567,996	650,765

Loss from operations	(567,996)	(650,765)

Other (income) and expense:
Interest expense, net	1,028,228	827,947
Gain on debt settlement	0	(70,288)
Other (income) expense, net	787,136	(1,767)
Total other (income) expense	1,815,364	755,892

Net Loss	$(2,383,360)	$(1,406,657)

Total basic and diluted loss per share	$(0.02)	$(0.01)
Weighted average shares used to compute basic and diluted loss per share	121,821,466	113,848,171

*Basic and diluted weighted average number of shares are equivalent since the effect of potential dilutive securities is anti-dilutive.

See accompanying notes to these unaudited financial statements.

AURA SYSTEMS, INC.
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MAY 31, 2017 AND 2016
(Unaudited)

	Three Months Ended May 31,
	2017	2016
Cash flow from operating activities:
Net Loss	$(2,383,360)	$(1,406,657)
Depreciation Expense	-	-
Amortization of debt discount	43,417	64,110
Gain on debt settlement	-	(70,288
FMV of warrants issued for services	177,737	-
Stock issued for services	990,205	-
(Increase) decrease in:
Accounts receivable	-	2,115
Other current assets and deposit	(2,694)	96,819
Increase (decrease) in:
Accounts payable, customer deposit and accrued expenses	111,046	1,215,829
Net cash used in operations	(1,063,649)	(98,072)

Investing Activities:
Investment in Joint Venture	(250,000)	-
Net cash used in investing activities	(250,000)	-

Financing activities:
Issuance of common stock	1,000,000	-
Proceeds from notes payable-net	382,500	405,000
Proceeds from notes payable-related party, net	-	28,208
Investor Advance	650,000	-
Net cash provided by financing activities:	2,032,450	433,208

Net increase (decrease) in cash & cash equivalents	718,801	335,136

Cash and cash equivalents at beginning of period	255,869	22,175

Cash and cash equivalents at end of period	$974,669	$357,311
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$-	$-
Income taxes	-	-

Unaudited supplemental disclosure of non-cash investing and financing activities:

None

See accompanying notes to these unaudited financial statements.

AURA SYSTEMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – ACCOUNTING POLICIES

Accounting principles

In the opinion of management, the accompanying balance sheets and related interim statements of income and comprehensive income, and cash flows include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the Company’s annual report on Form 10-K for the year ended February 28, 2017 filed on September 18, 2017 with the U.S. Securities and Exchange Commission.

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

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  During the Three months ended May 31, 2017 and May 31, 2016, the Company incurred losses of $2,383,360 and $1,406,657, respectively and had negative cash flows from operating activities of $1,063,649 and $98,072, respectively.

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

NOTE 3 – NOTES PAYABLE

Notes payable consisted of the following:

	May 31, 2017	February 28, 2017

Demand notes payable, at 10% and 16%	$3,584,498	$3,782,468
Convertible Promissory Note dated August 10, 2012, due August 10, 2017, convertible into shares of our common stock at a price of $0.76 per share. The note carries an interest rate of 7% with interest only payments due on the 10th of each month with the principal payment due on the maturity date. To-date, the Company has not made any interest payments as set forth in this note.	1,000,000	972,632
Convertible Promissory Note dated October 2, 2012, due October 2, 2017, convertible into shares of our common stock at a price of $0.76 per share. The note carries an interest rate of 7% with interest only payments due on the 2nd of each month with the principal payment due on the maturity date. To-date, the Company has not made any interest payments as set forth in this note.	500,000	483,951
Senior secured convertible notes dated May 7, 2013, due May 7, 2014, convertible into shares of our common stock at a price of $0.75 per share. The note was not repaid.	2,395,700	2,395,700
Senior secured convertible notes dated June 20, 2013, due June 20, 2014, convertible into shares of our common stock at a price of $0.50 per share. The note was not repaid.	325,000	325,000
Convertible notes dated April thru June, 2016. The notes carry an interest rate of 5% and might be converted into shares of Company’s common stock if the shareholders approve a 7:1 reverse stock split.	1,628,110	994,700

	9,433,308	8,994,221

Less: Current portion	$9,433,308	$8,994,221

Long-term portion	$-	$-

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

Between March 1, 2017 and May 31, 2017, the Company entered into agreements with various individuals for the aggregate sale of $153,000 of unsecured convertible notes and warrants. Pursuant to the terms of these notes, such notes will be converted in their entirety into shares of common stock of the Company at the conversion price of $0.07 per share upon stockholder approval of a 1-for-7 reverse stock split. The warrants entitle the holders to acquire up to an aggregate of 122,400 shares of common stock and have an initial exercise price of $0.20 per share, which will be adjusted to $1.40 per share upon stockholder approval of a 1-for-7 reverse stock split.

7% Convertible Promissory Notes:

On August 10, 2012 the Company entered into an agreement with an individual for the sale of an unsecured convertible promissory note in the original principal amount of $1,000,000. This convertible promissory note is due and payable on August 10, 2017 and bears an interest rate is 7% per annum.  Interest on the unpaid principal amount of this note is payable monthly in arrears on the tenth day of each calendar month commencing September 10, 2012. Interest is computed on the actual number of days elapsed over a 360-day year. The Holder has the right to convert any outstanding and unpaid principal portion of this convertible promissory note into shares of common stock. The company recorded $310,723 as a debt discount, which will be amortized over the life of the note.

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

On January 30, 2017 the Company entered into an agreement entitled First Amendment to Transaction Documents with five of seven of its secured creditors. These creditors hold a security interest in all of the Company’s assets except for its patents and other intellectual properties. The original agreement dated May 7, 2013 provided that if the holders of at least 75% of the stock issuable upon conversion of the convertible notes votes to amend the agreement, then such amendments will be binding on all the secured creditors. The five secured creditors signing the amendment total in excess of 95% of the issuable stock upon conversion and, therefore the agreement is binding on all seven of the secured creditors. The amended agreement provides that all accrued and unpaid interest will be added to the principal amount, the amended notes bear interest at the rate of 0% through the sooner of (i) January 15, 2018 or (ii) the fifth business day following a stockholder meeting and 5% per annum thereafter, subject to reduction to comply with applicable law, and mature in 60 months from the effective date of a proposed 1-for-7 reverse stock split (which may only be effected if approved by the stockholders at the next annual meeting of stockholders). Upon certain financings, within five business days following stockholder approval of a 1-for-7 reverse stock split, the Company is obligated to make a payment to the holders of the amended notes in the amount of 20% of the outstanding secured notes. Upon the effectiveness of a proposed 1-for-7 reverse stock split, if approved by the stockholders at the next annual meeting of stockholders, the remaining 80% balance of the amended notes is converted into shares of the Company’s common stock. After the effectiveness of a proposed 1-for-7 reverse stock split, the secured note holders may voluntarily convert the unpaid principal and interest thereon into the Company’s common stock at the conversion price of $1.40 per share.

On February 21, 2017 the Company entered into debt refinancing agreements with several debt holder relating to aggregate unsecured debt totaling $2,237,456 including interest of $489,466. This refinancing agreements waives any past events of default and provides for new five-year convertible notes which bear no interest through the sooner of (i) January 15, 2018 or (ii) the fifth business day following a stockholder meeting and 5% per annum thereafter. Upon stockholder approval of a 1-for-7 reverse stock split, these notes will be converted into a total of 1,164,555 shares of common stock. The notes also provide various default provisions.

As of the date of filing, the Company’s stockholders have not approved any reverse stock split.

NOTE 4 – ACCRUED EXPENSES

Accrued expenses consisted of the following:

	May 31, 2017	February 28, 2017

Accrued payroll and related expenses	$2,817,386	$3,099,842
Accrued rent	202,036	202,036
Accrued interest	3,438,629	2,562,375
Other	35,000	75,000
Total	$6,493,051	$5,939,252

Accrued payroll and related expenses consists of salaries and vacation time accrued but not paid to employees due to our lack of financial resources.

NOTE 5 – SHAREHOLDERS’ EQUITY

Common Stock

During the three months ended May 31, 2017, we issued 5,000,000 shares of common stock for $1,000,000 in conjunction with our Chinese Joint Venture, we issued 5,116,959 shares of common stock valued at $665,204 as part of a settlement agreement, and we issued 2,500,000 shares of common stock valued at $325,000 in connection with a consulting agreement.

During the three months ended May 31, 2016, we issued 950,000 shares of common stock were issued in settlement for a note payable balance $150,000 plus accrued interest of $15,288.

Employee Stock Options

During the Three months ended May 31, 2017, there were no stock options granted to employees.

In September, 2006, our Board of Directors adopted the 2006 Employee Stock Option Plan. Activity in this plan is as follows:

	2006 Plan
	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Number of Options
Outstanding, February 28, 2017	$0.75-$1.00	$0.00	7,224,000
Cancelled	-	-	-
Granted	-	-	-
Outstanding, May 31, 2017	$0.75-$1.00	$0.00	7,224,000

The exercise prices for the options outstanding at May 31, 2017, and information relating to these options is as follows:

Options Outstanding				Exercisable Options
Range of Exercise Price	Number	Weighted Average Remaining Life	Weighted Average Exercise Price	Weighted Average Remaining Life	Number	Weighted Average Exercise Price
$0.75-$1.00	7,224,000	2.75 years	$0.79	2.75 years	7,224,000	$0.79

Warrants

Activity in issued and outstanding warrants is as follows:

	Number of Shares	Exercise Prices
Outstanding, February 28, 2017	27,554,021	$0.10-$1.00
Granted	1,400,000	$.20
Exercised	-	-
Cancelled	-	-
Outstanding, May 31, 2017	28,954,021	$0.10-$1.00

The exercise prices for the warrants outstanding at May 31, 2017, and information relating to these warrants is as follows:

Range of Exercise Prices	Stock Warrants Outstanding	Stock Warrants Exercisable	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price of Warrants Outstanding	Weighted- Average Exercise Price of Warrants Exercisable	Intrinsic Value
$0.20	1,400,000	1,400,000	57 months	$0.20	$0.20	$0.00
$0.10-$0.75	19,481,012	19,481,012	46 months	$0.56	$0.56	$0.00
$0.75	1,082,734	1,082,734	45 months	$0.75	$0.75	$0.00
$0.75	1,000,000	1,000,000	35 months	$0.75	$0.75	$0.00
$0.75-$1.00	5,990,275	5,990,275	30 months	$0.77	$0.77	$0.00

	28,954,021	28,954,021

NOTE 6 – RELATED PARTIES TRANSACTIONS

On January 24, 2017 the Company entered into a Debt Refinancing Agreement with Mr. Warren Breslow, who served as a Director of the Company from 2006 to 2017. Mr. Breslow resigned his position on our board in March 2017. Pursuant to this agreement, both Mr. Breslow and the Company acknowledged that total debt owed to Mr. Breslow and his affiliates was $23,872,614 including $8,890,574 of accrued interest. Mr. Breslow agreed to cancel and forgive all interest due, waive any past events of default and sign a new, five-year unsecured convertible note, in the amount of $14,930,041. This new note bears no interest through the sooner of (i) January 15, 2018 or (ii) the fifth business day following a shareholder meeting, and 5% per annum thereafter. This new note also provides various default provisions. The refinancing agreement further provides that $11,982,041 of Mr. Breslow’s new note will be converted into 7,403,705 shares of common stock upon stockholder approval of a 1-for-7 reverse stock split within eighteen months of entering into that agreement; the remaining balance may thereafter be converted at any time. In the absence of stockholder approval of a 1-for-7 reverse stock split within eighteen months, the refinancing agreement will become null and void. The Company has elected to continue to accrue interest on this agreement until such time as the 1-for-7 reverse stock split has been approved. As of the date of filing, the stockholders have not approved the reverse stock split.

At May 31, 2017, the balance in Notes Payable and accrued interest-related party, current, includes $14,982,041 of unsecured notes payable plus accrued interest of $9,266,516 to Mr. Breslow, a member of our Board of Directors, payable on demand, bearing interest at a rate of 10% per annum. The balance was $14,982,041 plus accrued interest of $8,890,574 as of February 28, 2017. During the periods ended May 31, 2017 and May 31, 2016, interest amounting to $375,942 and $374,378 respectively, was incurred on these notes. Related Parties Transactions also includes $82,000 of unsecured notes payable plus accrued interest of $31,198 and $29,141 to our CEO pursuant to a demand note entered into on April 5, 2014 and an unsecured note payable to Mr. Kopple, another member of our Board of Directors in the total amount of $3,587,322 and $3,418,738 plus accrued interest of $2,098,616 and $784,934 pursuant to 10% demand note payable as of February 28, 2017 and February 29, 2016, respectively. At May 31, 2017, the balance in Convertible note payable and accrued interest-related party, long term, includes $2,000,000 of secured convertible notes payable plus accrued interest of $995,763 to Mr. Kopple.

NOTE 7 – COMMITMENTS

Leases

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

NOTE 8 – SUBSEQUENT EVENTS:

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

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include the following:

●	Our ability to generate positive cash flow from operations;

●	Our ability to obtain additional financing to fund our operations;

●	The impact of economic, political and market conditions on us and our customers;

●	The impact of unfavorable results of legal proceedings;

●	Our exposure to potential liability arising from possible errors and omissions, breach of fiduciary duty, breach of duty of care, waste of corporate assets and/or similar claims that may be asserted against us;

●	Our ability to compete effectively against competitors offering different technologies;

●	Our business development and operating development;

●	Our expectations of growth in demand for our products; and

●	Other risks described under the heading “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and those risks discussed in our other filings with the Securities and Exchange Commission, including those risks discussed under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended February 28, 2017 (as the same may be updated from time to time in subsequent quarterly reports), which discussion is incorporated herein by this reference.

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

The Company has been successful in restructuring its secured debt and has reached an agreement with its secured creditors whereby all defaults and penalties have been waived and 80% of the secured debt will be converted into shares of the Company’s common stock as soon as the Company holds an annual meeting of stockholders to elect a new board of directors. The balance (the remaining 20%), is to be paid to the secured creditors in cash within five business days following stockholder approval of a 1-for-7 reverse stock split provided that certain financings milestones have been reached by the Company. Upon conversion, the converting secured creditors will receive approximately 3.9 million new common shares in exchange for approximately $5.73 million of converting debt.

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

Our financial statements included in this report have been prepared on the assumption that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, as a result of our losses from operations, there is substantial doubt about our ability to continue as a going concern. Our independent auditors, in their report on the Company’s financial statements for the year ended February 28, 2017 expressed substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from our possible inability to continue as a going concern.

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

Results of Operations

Three months ended May 31, 2017 compared to three months ended May 31, 2016

Net revenues for the three months ended May 31, 2017 (the “First Quarter FY2018”) and the three months ended May 31, 2016 (the “First Quarter FY2017”) were $0. The Company has virtually ceased operations due to a lack of funding.

Cost of goods in the First Quarter FY2018 and the First Quarter FY2017 were $0 as a result of the virtual cessation of operations as noted above.

Engineering, research and development expenses decreased $0 in the First Quarter FY2018 from $33,788 in the First Quarter FY2017. The decline is attributable to a lack of funds resulting in the virtual cessation of operations as noted above.

Selling, general and administrative expense decreased $82,769 (13%) to $567,996 in the First Quarter FY2018 from $616,977 in the First Quarter FY2017. Included in the current period expenses is a consulting arrangement whereby the company issued 2,500,00 shares of our common stock valued at $325,000. As noted above, the decrease is primarily attributable to the curtailment of activities due to a lack of financial resources.

Net interest expense in the First Quarter FY2018 increased $200,281 (24%) to $1,028,228 from $827,947 in the First Quarter FY2017 due to our increased debt levels.

Other expense increased $788,903 in the First Quarter FY2018 due to a non-cash settlement with a shareholder whereby the company issued 5,116,959 shares of stock valued at approximately $665,000, IRS penalties and interest assessed of approximately $20,000 due to the late filing and payment of withholding taxes, and approximately $102,000 for settlements with two former employees and a labor board judgment with another employee.

Our net loss for the First Quarter FY2018 increased $976,703 to $2,383,360 from $1,406,657 in the First Quarter FY2017, as a result of the overall decrease in operations due to the lack of financial resources.

Liquidity and Capital Resources

We had cash of approximately $975,000 and $256,000 as of May 31, 2017, and February 28, 2017, respectively.  We had a working capital deficit at May 31, 2017, and February 28, 2017 of $57,275,303 and $52,809,884, respectively. The working capital deficit includes notes payable and accrued interest to related parties of $29,383,178 and $29,669,693 as of May 31 and February 28, 2017, respectively.

Net cash used in operations for the Three months ended May 31, 2017, was $1,136,869, an increase of $1,038,797 from the comparable period in the prior fiscal year. Net cash used in investing activities consists of our investment of $250,000 in our Chinese joint venture. Net cash provided by financing activities during the Three months ended May 31, 2017, was $2,105,670, resulting from net proceeds from notes payable of $455,670, the issuance of common stock for $1,000,000, and an investor advance of $650,000.

There were no acquisitions of property and equipment in the Three months FY 2018 or the Three months FY 2017.

Accrued expenses as of May 31, 2017 increased $725,721 to $6,664,492 from $5,939,251 as of February 28, 2017. Approximately $1,335,000 of accrued expenses is salaries accrued but unpaid to certain employees and ex-employees due to a lack of resources, and approximately $518,000 is accrued but unused vacation time earned by employees.

Net proceeds from the issuance of debt totaled $455,670 in the Three months FY 2017, compared with $433,208 in the Three months FY 2016. As of May 31, 2017, the total amount owing a board member is $14,903,252 plus accrued interest of approximately $8,055,000. We also owe another Board member a total of $5,304,457, net of discounts of $119,150 plus accrued interest of approximately $1,663,296. If the Board members were to demand repayment, we do not currently have the resources to make the payments.

The Company had a deficit of $53,021,803 in shareholders’ equity as of May 31, 2017, compared to $52,806,384 as of February 28, 2017.

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

Capital Transactions

During the three months ended May 31, 2017, we issued 5,000,000 shares of common stock for $1,000,000 in conjunction with our Chinese Joint Venture; we issued 5,116,959 shares of common stock valued at $665,204 as part of a settlement agreement; and we issued 2,500,000 shares of common stock valued at $325,000 in connection with a consulting agreement.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the specified time periods. For the last 3 fiscal years, these control and procedures broke down due to insufficient capital to maintain such controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, the Company’s management evaluated, with the participation of the Company’s Chief Executive Officer and acting Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures. Based on the evaluation, the Company’s Chief Executive Officer and acting Chief Financial Officer concluded that these controls and procedures were ineffective for the last 3 fiscal years in ensuring that information requiring disclosure is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended May 31, 2017, which have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A, “Risk Factors,” of the Company’s annual report on Form 10-K for the year ended February 28, 2017.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended May 31, 2017, we issued 5,000,000 shares of common stock for $1,000,000 in conjunction with our Chinese Joint Venture, we issued 5,116,959 shares of common stock valued at $665,204 as part of a settlement agreement, and we issued 2,500,000 shares of common stock valued at $325,000 in connection with a consulting agreement. During the quarter ended May 31, 2017, the Company entered into agreements with various individuals for the aggregate sale of $153,000 of unsecured convertible notes and warrants. Pursuant to the terms of these notes, such notes will be converted in their entirety into shares of common stock of the Company at the conversion price of $0.07 per share upon stockholder approval of a 1-for-7 reverse stock split. The warrants entitle the holders to acquire up to an aggregate of 122,400 shares of common stock and have an initial exercise price of $0.20 per share, which will be adjusted to $1.40 per share upon stockholder approval of a 1-for-7 reverse stock split. As of the date of this filing, the Company’s stockholders have not approved the proposed 1-for-7 reserve stock split.

All of the sales of unregistered securities are believed to be exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 as these offerings were a private placement to a limited number of qualified investors without public solicitation or advertising.

ITEM 3. Defaults Upon Senior Securities.

We have commitments to pay investors and lenders $40,553,920 comprising principal and accrued interest on various convertible notes, non-convertible notes and loans payable through May 31, 2017. Due to our lack of financial resources, the Company was unable to make various required principal and interest payments under a number of notes payable, and in 2017, the Company has been successful in restructuring a total of approximately $33.7 million of debt (the “Restructured Debt”) through agreements reached with all of the Company’s secured creditors and the majority of the Company’s unsecured creditors. Pursuant to these restructuring agreements, any and all defaults and penalties with respect to the Restructured Debt have been waived, approximately $9.3 million in accrued interest has been forgiven, and approximately $20.9 million will be converted into approximately 14.1 million shares of the Company’s common stock upon stockholder approval of a 1-for-7 reverse stock split and the election a new board of directors. Prior to the restricting of the Restructured Debt, the Company was in potential default on $13,535,679 of debt. However, as of the date of filing, all notes payable other than $7,289,838 have been restructured and any potential defaults with respect to this restructured amount have been resolved.

As of the date of this filing, Robert Kopple, the Company’s Vice Chairman of the Board, is the only significant unsecured note holder that has not agreed to restructure his debt. Mr. Kopple claims to be owed approximately $5.4 million plus interest and approximately 22 million warrants on terms significantly preferable to other similarly-situated unsecured creditors. To-date, Mr. Kopple has not accepted the Company’s multiple offers to restructure his debt. The Company is presently engaged in a dispute with Mr. Kopple relating to the debt and securities which Mr. Kopple claims to be owed to him and his affiliates by the Company. See, “Note 3 – Notes Payable”, “Note 6 – Related Parties Transactions”, “Note 8 –Subsequent Events” to the Company’s condensed financial statements and “Liquidity and Capital Resources” in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” elsewhere in this quarterly report on Form 10-Q for additional information regarding amounts that may be owed under the Company’s notes payable and the recent restructuring of certain Company debt.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information.

None.

ITEM 6.  Exhibits

10.1	Second Amendment to Transaction Documents dated March 14, 2017 among Registrant and those persons who have signed the signature page thereto

10.2	Third Amendment to Transaction Documents dated April 8, 2017 among Registrant and those persons who have signed the signature page thereto

10.3	Second Amendment to Debt Refinancing Agreement dated April 9, 2017 by and between Aura Systems, Inc., on the one hand, and Warren Breslow and the Survivor's Trust Under the Warren L. Breslow Trust, on the other hand

31.1	Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

31.2	Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AURA SYSTEMS, INC.
(Registrant)

Date: October 25, 2017

By:	/s/ Melvin Gagerman
Melvin Gagerman
Acting Chief Financial Officer
(Principal Financial and Accounting Officer
and Duly Authorized Officer)

