Form 10-Q
period 2017-08-31
AURA SYSTEMS INC
filed 2017-10-25
CIK 826253

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2017

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

AURA SYSTEMS, INC.

ITEM 1. FINANCIAL STATEMENTS

AURA SYSTEMS, INC.
BALANCE SHEETS

(Unaudited)

	As of August 31,	As of February 28,
	2017	2017
ASSETS
Current assets:
Cash and cash equivalents	$1,064,297	$255,869
Other current assets	27,588	2,894
Total current assets	1,091,885	258,763

Deposits	3,500	3,500
Investment in Joint Venture	250,000	-

Total assets	$1,345,385	$262,263

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$4,488,784	$4,943,559
Accrued expenses	6,656,291	5,939,251
Customer advances	641,751	641,751
Investor advance	1,000,000	-
Notes payable	5,327,608	4,776,938
Convertible note payable and accrued interest-related party, net of discount	3,328,956	2,920,172
Convertible notes payable, net of discount	4,220,700	4,177,283
Notes payable and accrued interest- related party	29,873,727	29,669,693

Total current liabilities	55,537,817	53,068,647

Total liabilities	55,537,817	53,068,647

Commitments and contingencies

Stockholders' deficit:
Common stock, $0.0001 par value; 150,000,000 shares authorized at August 31 and February 28, 2017; 126,608,391 and 113,991,432 issued and outstanding at August 31 and February 28, 2017, respectively	12,661	11,399
Additional paid-in capital	412,666,277	410,499,597
Accumulated deficit	(466,871,370)	(463,317,380)

Total stockholders' deficit	(54,192,432)	(52,806,384)

Total liabilities and stockholders' deficit	$1,345,385	$262,263

The accompanying notes are an integral part of these financial statements.

AURA SYSTEMS, INC.

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2017 AND 2016

(Unaudited)

	Three Months ended August 31,		Six Months ended August 31,
	2017	2016	2017	2016

Net Revenues	$-	$-	$-	$-

Cost of goods sold	-	-	-	-

Gross Profit	-	-	-	-

Expenses
Engineering, research and development expenses	-	100	-	33,888
Selling, general and administrative expenses	362,807	231,444	930,803	848,421
Total costs and expenses	362,807	231,544	930,803	882,309

Loss from operations	(362,807)	(231,544)	(930,803)	(882,309)

Other (income) and expense
Interest expense, net	797,823	823,803	1,826,051	1,651,750
Gain on debt settlement	-	-	-	(70,288
Other (income) expense, net	10,000	-	797,136	(1,767)
Total other (income) expense	807,823	823,803	2,623,187	1,579,695
Net Loss	$(1,170,630)	$(1,055,347)	$(3,553,990)	$(2,462,004)

Total basic and diluted loss per share	$(0.01)	$(0.01)	$(0.03)	$(0.02)
Weighted average shares used to compute basic and diluted income (loss) per share	125,658,391	113,951,432	123,739,929	113,899,802

*Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of the dilutive securities is anti-dilutive.

See accompanying notes to these unaudited financial statements.

AURA SYSTEMS, INC.
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED AUGUST 31, 2017 AND 2016
(Unaudited)

	Six Months Ended August 31,
	2017	2016
Cash flow from operating activities:
Net Loss	$(3,553,990)	$(2,462,004)
Depreciation Expense	-	-
Amortization of debt discount	43,417	128,220
Gain on debt settlement	-	(70,288)
FMV of warrants issued for services	177,737	-
Stock issued for services	990,205	-
(Increase) decrease in:
Accounts receivable	-	2,115
Other current assets and deposit	(24,694)	96,819
Increase (decrease) in:
Accounts payable, customer deposit and accrued expenses	262,265	2,075,512
Net cash used in operations	(2,105,060)	(229,626)

Investing Activities:
Investment in Joint Venture	(250,000)	-
Net cash used in investing activities	(250,000)	-

Financing activities:
Issuance of common stock	1,000,000	-
Proceeds from notes payable-net	959,454	571,490
Proceeds from notes payable-related party, net	204,034	68,672
Investor Advance	1,000,000	-
Net cash provided by financing activities:	3,163,488	640,162

Net increase (decrease) in cash & cash equivalents	808,428	410,536

Cash and cash equivalents at beginning of period	255,869	22,175

Cash and cash equivalents at end of period	$1,064,297	$432,711
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$-	$-
Income taxes	-	-

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

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. During the six months ended August 31, 2017 and August 31, 2016, the Company incurred losses of $3,553,990 and $2,462,004, respectively and had negative cash flows from operating activities of $2,105,060 and $229,626, respectively.

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

NOTE 3 – NOTES PAYABLE

Notes payable consisted of the following:

	August 31, 2017	February 28, 2017

Demand notes payable, at 10% and 16%	$3,584,498	$3,782,238
Convertible Promissory Note dated August 10, 2012, due August 10, 2017, convertible into shares of our common stock at a price of $0.76 per share. The note carries an interest rate of 7% with interest only payments due on the 10th of each month with the principal payment due on the maturity date. To-date, the Company has not made any interest payments as set forth in this note.	1,000,000	972,632
Convertible Promissory Note dated October 2, 2012, due October 2, 2017, convertible into shares of our common stock at a price of $0.76 per share. The note carries an interest rate of 7% with interest only payments due on the 2nd of each month with the principal payment due on the maturity date. To-date, the Company has not made any interest payments as set forth in this note.	500,000	483,951
Senior secured convertible notes dated May 7, 2013, due May 7, 2014, convertible into shares of our common stock at a price of $0.75 per share. The note was not repaid.	2,395,700	2,395,700
Senior secured convertible notes dated June 20, 2013, due June 20, 2014, convertible into shares of our common stock at a price of $0.50 per share. The note was not repaid.	325,000	325,000
Convertible notes dated April thru June, 2016. The notes carry an interest rate of 5% and might be converted into shares of Company’s common stock if the shareholders approve a 7:1 reverse stock split.	1,743,110	994,700

	9,548,308	8,954,221

Less: Current portion	$9,548,308	$8,954,221

Long-term portion	$-	$-

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

During the quarter ended August 31, 2017, the company entered into agreements with various individuals for the aggregate sale of $165,000 of unsecured convertible notes and warrants. Pursuant to the terms of these notes, such notes will be converted in their entirety into shares of common stock of the Company at the conversion price of $0.07 per share upon stockholder approval of a 1-for-7 reverse stock split. The warrants entitle the holders to acquire up to an aggregate of 132,000 shares of common stock and have an initial exercise price of $0.20 per share which will be adjusted to $1.40 per share upon stockholder approval of a 1-for-7 reverse stock split. As of the date of this filing, the Company’s stockholders have not approved the proposed 1-for-7 reserve stock split.

7% Convertible Promissory Notes:

On August 10, 2012 the Company entered into an agreement with an individual for the sale of an unsecured convertible promissory note in the original principal amount of $1,000,000. This convertible promissory note is due and payable on August 10, 2017 and bears an interest rate is 7% per annum.  Interest on the unpaid principal amount of this note is payable monthly in arrears, on the tenth day of each calendar month, commencing September 10, 2012. Interest is computed on the actual number of days elapsed over a 360-day year. The Holder has the right to convert any outstanding and unpaid principal portion of this convertible promissory note into shares of common stock. The company recorded $310,723 as a debt discount, which will be amortized over the life of the note.

On October 2, 2012 the Company entered into an agreement with an individual for the sale of an unsecured convertible promissory note in the original principal amount of $500,000. This convertible promissory note is due and payable on October 2, 2017 and bears an interest rate is 7% per annum.  Interest on the unpaid principal amount of this note is payable monthly in arrears on the second day of each calendar month, commencing November 2, 2012. Interest is computed on the actual number of days elapsed over a 360-day year. The Holder has the right to convert any outstanding and unpaid principal portion of this convertible promissory note into shares of common stock. The company recorded $137,583 as a debt discount, which will be amortized over the life of the note.

On January 30, 2017 the Company entered into an agreement entitled First Amendment to Transaction Documents with five of seven of its secured creditors. These creditors hold a security interest in all of the Company’s assets except for its patents and other intellectual properties. The original agreement dated May 7, 2013 provided that if the holders of at least 75% of the stock issuable upon conversion of the convertible notes votes to amend the agreement, then such amendments will be binding on all the secured creditors. The five secured creditors signing the amendment total in excess of 95% of the issuable stock upon conversion and, therefore the agreement is binding on all seven of the secured creditors. The amended agreement provides that all accrued and unpaid interest will be added to the principal amount, the amended notes bear interest at the rate of 0% through the sooner of (i) January 15, 2018 or (ii) the fifth business day following a stockholder meeting and 5% per annum thereafter, subject to reduction to comply with applicable law, and mature in 60 months from the effective date of a proposed 1-for-7 reverse stock split (which may only be effected if approved by the stockholders at the next annual meeting of stockholders). Upon certain financings, within five business days following stockholder approval of a 1-for-7 reverse stock split, the Company is obligated to make a payment to the holders of the amended notes in the amount of 20% of the outstanding secured notes. Upon the effectiveness of a proposed 1-for-7 reverse stock split, the remaining 80% balance of the amended notes is converted into shares of the Company’s common stock. After the effectiveness of a proposed 1-for-7 reverse stock split, the secured note holders may voluntarily convert the unpaid principal and interest thereon into the Company’s common stock at the conversion price of $1.40 per share.

On February 21, 2017 the Company entered into debt refinancing agreements with several debt holders relating to aggregate unsecured debt totaling $2,237,456 including interest of $489,466. This refinancing agreement waives any past events of default and provides for new five-year convertible notes which bear no interest through the sooner of (i) January 15, 2018 or (ii) the fifth business day following a stockholder meeting and 5% per annum thereafter. Upon stockholder approval of a 1-for-7 reverse stock split, these notes will be converted into a total of 1,164,555 shares of common stock. The notes also provide various default provisions.

As of the date of filing, the shareholders have not approved any reverse stock split.

NOTE 4 – ACCRUED EXPENSES

Accrued expenses consisted of the following:

	August 31, 2017	February 28, 2017

Accrued payroll and related expenses	$2,801,386	$3,099,842
Accrued rent	202,036	202,036
Accrued interest	3,617,869	2,562,375
Other	35,000	75,000
Total	$6,656,291	$5,939,252

Accrued payroll and related expenses consists of salaries and vacation time accrued but not paid to employees due to our lack of financial resources.

NOTE 5 – SHAREHOLDERS’ EQUITY

Common Stock

During the six months ended August 31, 2017, we issued 5,000,000 shares of common stock for $1,000,000 in conjunction with our Chinese Joint Venture, we issued 5,116,959 shares of common stock valued at $665,204 as part of a settlement agreement, and we issued 2,500,000 shares of common stock valued at $325,000 in connection with a consulting agreement.

During the six months ended August 31, 2016, we issued 950,000 shares of common stock were issued in settlement for a note payable balance $150,000 plus accrued interest of $15,288.

Employee Stock Options

During the Six months ended August 31, 2017, there were no stock options granted to employees.

In September, 2006, our Board of Directors adopted the 2006 Employee Stock Option Plan. Activity in this plan is as follows:

	2006 Plan
	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Number of Options
Outstanding, February 28, 2017	$0.75-$1.00	$0.00	7,224,000
Cancelled	-	-	-
Granted	-	-	-
Outstanding, August 31, 2017	$0.75-$1.00	$0.00	7,224,000

The exercise prices for the options outstanding at August 31, 2017, and information relating to these options is as follows:

Options Outstanding				Exercisable Options
Range of Exercise Price	Number	Weighted Average Remaining Life	Weighted Average Exercise Price	Weighted Average Remaining Life	Number	Weighted Average Exercise Price
$0.75-$1.00	7,224,000	2.50 years	$0.79	2.50 years	7,224,000	$0.79

Warrants

Activity in issued and outstanding warrants is as follows:

	Number of Shares	Exercise Prices
Outstanding, February 28, 2017	27,554,021	$0.10-$1.00
Granted	1,400,000	$.20
Exercised	-	-
Cancelled	-	-
Outstanding, August 31, 2017	28,954,021	$0.10-$1.00

The exercise prices for the warrants outstanding at August 31, 2017, and information relating to these warrants is as follows:

Range of Exercise Prices	Stock Warrants Outstanding	Stock Warrants Exercisable	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price of Warrants Outstanding	Weighted- Average Exercise Price of Warrants Exercisable	Intrinsic Value
$0.20	1,400,000	1,400,000	54 months	$0.20	$0.20	$0.00
$0.10-$0.75	19,481,012	19,481,012	43 months	$0.56	$0.56	$0.00
$0.75	1,082,734	1,082,734	42 months	$0.75	$0.75	$0.00
$0.75	1,000,000	1,000,000	32 months	$0.75	$0.75	$0.00
$0.75-$1.00	5,990,275	5,990,275	27 months	$0.77	$0.77	$0.00

	28,954,021	28,954,021

NOTE 5 – RELATED PARTIES TRANSACTIONS

On January 24, 2017 the Company entered into a Debt Refinancing Agreement with Mr. Warren Breslow, who served as a Director of the Company from 2006 to 2017. Mr. Breslow resigned his position on our board in March 2017. Pursuant to this agreement, both Mr. Breslow and the Company acknowledged that total debt owed to Mr. Breslow and his affiliates was $23,872,614 including $8,890,574 of accrued interest. Mr. Breslow agreed to cancel and forgive all interest due, waive any past events of default and sign a new, five-year unsecured convertible note, in the amount of $14,982,041. This new note bears no interest through the sooner of (i) January 15, 2018 or (ii) the fifth business day following a shareholder meeting, and 5% per annum thereafter. This new note also provides various default provisions. The refinancing agreement further provides that $11,982,041 of Mr. Breslow’s new note will be converted into 7,403,705 shares of common stock upon stockholder approval of a 1-for-7 reverse stock split within eighteen months of entering into that agreement; the remaining balance may thereafter be converted at any time. In the absence of stockholder approval of a 1-for-7 reverse stock split within eighteen months, the refinancing agreement will become null and void. The Company has elected to continue to accrue interest on this agreement until such time as the 1-for-7 reverse stock split has been approved. As of the date of filing, the stockholders have not approved the reverse stock split.

At August 31, 2017, the balance in Notes Payable and accrued interest-related party, current, includes $14,982,041 of unsecured notes payable plus accrued interest of $9,638,285 to Mr. Breslow, a member of our Board of Directors, payable on demand, bearing interest at a rate of 10% per annum. The balance was $14,982,041 plus accrued interest of $8,890,574 as of February 28, 2017. During the periods ended August 31, 2017 and August 31, 2016, interest amounting to $747,711 and $747,020 respectively, was incurred on these notes. Related Parties Transactions also includes $82,000 of unsecured notes payable plus accrued interest of $33,233 and $29,141 to our CEO pursuant to a demand note entered into on April 5, 2014 and an unsecured note payable to Mr. Kopple, another member of our Board of Directors in the total amount of $3,587,322 and $3,418,738 plus accrued interest of $2,098,616 and $784,934 pursuant to 10% demand note payable as of February 28, 2017 and February 29, 2016, respectively. At August 31, 2017, the balance in Convertible note payable and accrued interest-related party, long term, includes $2,000,000 of secured convertible notes payable plus accrued interest of $1,070,510 to Mr. Kopple.

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

Results of Operations

Six months ended August 31, 2017 compared to six months ended August 31, 2016

Net revenues for the six months ended August 31, 2017 (the “Six Months FY2018”) and August 31, 2016 (the “Six Months FY2017”) were $0. The Company has virtually ceased operations due to a lack of funding.

Cost of goods in the Six Months FY2018 and the Six Months FY2017 were $0 as a result of the virtual cessation of operations as noted above.

Engineering, research and development expenses were $0 in the Six Months FY2018 compared to $33,888 in the Six Months FY 2017. The decline is attributable to a lack of funds resulting in the virtual cessation of operations as noted above.

Selling, general and administrative expense increased $82,382 (10%) to $930,803 in the Six Months FY2018 from $848,421 in the Six Months FY2017.

Net interest expense in the Six Months FY2018 increased $174,304 (10%) to $1,826,051 from $1,651,750 in the Six Months FY2017 primarily as a result of warrants issued for debt guarantees valued at approximately $175,000.

Other expense increased $798,903 in the Six Months FY2018 due to a non-cash settlement with a shareholder whereby the company issued 5,116,959 shares of stock valued at approximately $665,000, IRS penalties and interest assessed of approximately $20,000 due to the late filing and payment of withholding taxes, and approximately $102,000 for settlements with two former employees and a labor board judgment with another employee.

Our net loss for the Six Months FY2018 increased $1,091,986 to $3,553,990 from $2,462,004 in the Six Months FY2017.

Three months ended August 31, 2017 compared to three months ended August 31, 2016

Net revenues for the three months ended August 31, 2017 (the “Second Quarter FY2018”) and the three months ended August 31, 2016 (the “Second Quarter FY2017”) were $0. The Company has virtually ceased operations due to a lack of funding.

Cost of goods in the Second Quarter FY2018 and the Second Quarter FY2017 were $0 as a result of the virtual cessation of operations as noted above.

Engineering, research and development expenses were $0 in the Second Quarter FY2018 compared to $100 in the Second Quarter FY 2017.

Selling, general and administrative expense increased $131,363 (57%) to $362,807 in the Second Quarter FY2018 from $231,444 in the Second Quarter FY2017. The increase is primarily attributable to a non-cash consulting fee of $325,000 satisfied with 2,500,000 shares of common stock and an increase in legal expense of approximately $70,000 partially offset by a decrease in rent expense and other miscellaneous expenses.

Net interest expense in the Second Quarter FY2018 decreased $25,980 (3%) to $797,823 from $823,803 in the Second Quarter FY2017.

Our net loss for the Second Quarter FY2018 increased $115,283 to $1,170,630 from $1,055,347 in the Second Quarter FY2017.

Liquidity and Capital Resources

We had cash of approximately $1,064,000 and $256,000 as of August 31, 2017, and February 28, 2017, respectively.  We had a working capital deficit at August 31, 2017, and February 28, 2017 of $54,445,932 and $52,809,884, respectively. The working capital deficit includes notes payable and accrued interest to related parties of $29,873,727 and $29,669,693 as of August 31 and February 28, 2017, respectively.

Net cash used in operations for the Six months ended August 31, 2017, was $1,562,242, an increase of $1,332,616 from the comparable period in the prior fiscal year. Net cash used in investing activities consists of our investment of $250,000 in our Chinese joint venture. Net cash provided by financing activities during the Six months ended August 31, 2017, was $2,620,670, resulting from net proceeds from notes payable of $620,670, the issuance of common stock for $1,000,000, and an investor advance of $1,000,000.

There were no acquisitions of property and equipment in the Three months FY 2018 or the Three months FY 2017.

Accrued expenses as of August 31, 2017 increased $938,479 to $6,877,730 from $5,939,251 as of February 28, 2017. Approximately $1,335,000 of accrued expenses is salaries accrued but unpaid to certain employees and ex-employees due to a lack of resources, and approximately $518,000 is accrued but unused vacation time earned by employees.

Net proceeds from the issuance of debt totaled $620,670 in the Six months FY 2018, compared with $640,162 in the Six months FY 2017. As of August 31, 2017, the total amount owing a board member is $14,982,040 plus accrued interest of approximately $9,266,516. We also owe another Board member a total of $5,288,081 plus accrued interest of approximately $2,834,867. If the Board members were to demand repayment, we do not currently have the resources to make the payments.

The Company had a deficit of $54,192,432 in shareholders’ equity as of August 31, 2017, compared to $52,806,384 as of February 28, 2017.

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

Capital Transactions

During the six months ended August 31, 2017, we issued 5,000,000 shares of common stock for $1,000,000 in conjunction with our Chinese Joint Venture, we issued 5,116,959 shares of common stock valued at $665,204 as part of a settlement agreement, and we issued 2,500,000 shares of common stock valued at $325,000 in connection with a consulting agreement.

During the six months ended August 31, 2017, we issued 950,000 shares of common stock to settle a note payable balance of $150,000 plus accrued interest of $15,588.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended August 31, 2017, which have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended August 31, 2017, we did not issue any shares of common stock. During the quarter ended August 31, 2017, the company entered into agreements with various individuals for the aggregate sale of $165,000 of unsecured convertible notes and warrants. Pursuant to the terms of these notes, such notes will be converted in their entirety into shares of common stock of the Company at the conversion price of $0.07 per share upon stockholder approval of a 1-for-7 reverse stock split. The warrants entitle the holders to acquire up to an aggregate of 132,000 shares of common stock and have an initial exercise price of $0.20 per share which will be adjusted to $1.40 per share upon stockholder approval of a 1-for-7 reverse stock split. As of the date of this filing, the Company’s stockholders have not approved the proposed 1-for-7 reserve stock split.

All of the sales of unregistered securities are believed to be exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 as these offerings were a private placement to a limited number of qualified investors without public solicitation or advertising.

ITEM 3. Defaults Upon Senior Securities.

We have commitments to pay investors and lenders $40,553,920 comprising principal and accrued interest on various convertible notes, non-convertible notes and loans payable through August 31, 2017. Due to our lack of financial resources, the Company was unable to make various required principal and interest payments under a number of notes payable, and in 2017, the Company has been successful in restructuring a total of approximately $33.7 million of debt (the “Restructured Debt”) through agreements reached with all of the Company’s secured creditors and the majority of the Company’s unsecured creditors. Pursuant to these restructuring agreements, any and all defaults and penalties with respect to the Restructured Debt have been waived, approximately $9.3 million in accrued interest has been forgiven, and approximately $20.9 million will be converted into approximately 14.1 million shares of the Company’s common stock upon stockholder approval of a 1-for-7 reverse stock split and the election a new board of directors. Prior to the restricting of the Restructured Debt, the Company was in potential default on $13,535,679 of debt. However, as of the date of filing, all notes payable other than $7,289,838 have been restructured and any potential defaults with respect to this restructured amount have been resolved.

As of the date of this filing, Robert Kopple, the Company’s Vice Chairman of the Board, is the only significant unsecured note holder that has not agreed to restructure his debt. Mr. Kopple claims to be owed approximately $5.4 million plus interest and approximately 22 million warrants on terms significantly preferable to other similarly-situated unsecured creditors. To-date, Mr. Kopple has not accepted the Company’s multiple offers to restructure his debt. The Company is presently engaged in a dispute with Mr. Kopple relating to the debt and securities which Mr. Kopple claims to be owed to him and his affiliates by the Company. See, “Note 3 – Notes Payable”, “Note 5 – Related Parties Transactions”, “Note 8 –Subsequent Events” to the Company’s condensed financial statements and “Liquidity and Capital Resources” in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” elsewhere in this quarterly report on Form 10-Q for additional information regarding amounts that may be owed under the Company’s notes payable and the recent restructuring of certain Company debt.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information.

None.

ITEM 6.  Exhibits

10.1	First Amendment to Unsecured Convertible Promissory Note dated June 15, 2017 by and between the Survivor's Trust Under the Warren L. Breslow Trust and the Registrant

31.1	Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

31.2	Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

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

