Form 10-Q/A
period 2017-05-31
AURA SYSTEMS INC
filed 2018-01-19
CIK 826253

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐  NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Class	Outstanding January 16, 2018
Common Stock, par value $0.0001 per share	126,608,391 shares

AURA SYSTEMS, INC.

Explanatory Note

This Amendment No. 1 on Form 10-Q/A amends the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2017, originally filed with the U.S. Securities and Exchange Commission on October 25, 2017. This amendment is being filed to revise the following line items in the Company’s Balance Sheets under “Liabilities and Stockholders’ Deficit”: “Accrued expenses” at May 31, 2017 and “Notes payable” at May 31, 2017.

In the Company’s Statements of Cash Flows, the line item “Adjustments to reconcile Net loss to net cash used in operating activities” was added. Revisions were also made to the following line items under “Cash flow from operating activities” for the three months ended May 31, 2017: “Accounts payable, customer deposit and accrued expenses” and “Net cash used in operations.” Revisions were also made to the following line items under “Financing activities” for the three months ended May 31, 2017: “Payment to note payable” and “Proceeds from convertible notes payable.”

The Notes to the financial statements were also revised as follows: (i) in “Note 2 Going Concern”, the amount for negative cash flows from operating activities for the three months ended May 31, 2017 has been revised; (ii) in “Note 3 Notes Payable”, “Demand notes payable, at 10% and 16%” and “Less: Current portion” at May 31, 2017 has been revised; (iii) in “Note 4 Accrued Expenses”, “Accrued interest” and “Total” at May 31, 2017 have been revised; (iv) in “Note 5 Shareholders’ Equity - Warrants”, in the table disclosing activity in issued and outstanding warrants, under the column “Number of Shares”, the following line items have been revised: “Outstanding, February 28, 2017” and “Outstanding, May 31, 2017”; in Note 5 Shareholders’ Equity - Warrants, in the table disclosing the exercise prices of warrants outstanding at May 31, 2017, the fifth and sixth line items of both columns of “Stock Warrants Outstanding” and “Stock Warrants Exercisable” have been revised; (v) in “Note 6 Related Party Transactions”, the amount for the unsecured note payable to, and the amount for the accrued interest on, the unsecured note held by Mr. Kopple, as of May 31, 2017, have been revised.

Under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”, the following items were also revised: Net cash used in operations, Net proceeds from issuance of debt and Net Cash provided by financing activities for the three months ended May 31, 2017, and Accrued expenses and amount owed to board members at May 31, 2017.

This Amendment No. 1 has not been updated for events occurring after the filing of the Initial Report nor does it change the Company’s previous disclosures contained in the Initial Report.

AURA SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AURA SYSTEMS, INC.
BALANCE SHEETS

(Unaudited)

	As of May 31,	As of February 28,
	2017	2017
ASSETS
Current assets:
Cash and cash equivalents	$974,669	$255,869
Other current assets	5,588	2,894
Total current assets	980,257	258,763

Deposits	3,500	3,500
Investment in Joint Venture	250,000	-

Total assets	$1,233,757	$262,263

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$4,500,805	$4,943,559
Accrued expenses	6,664,492	5,939,251
Customer advances	641,751	641,751

Investor advance	650,000	-
Notes payable	3,413,058	4,776,938
Convertible note payable and accrued interest-related party, net of discount	3,153,467	2,920,172
Convertible notes payable, net of discount	5,848,810	4,177,283
Notes payable and accrued interest- related party	29,383,178	29,669,693

Total current liabilities	54,255,560	53,068,647

Total liabilities	54,255,560	53,068,647

Commitments and contingencies

Stockholders' deficit:
Common stock, $0.0001 par value; 150,000,000 shares authorized at May 31 and February 28, 2017; 126,608,391 and 113,991,432 issued and outstanding at May 31 and February 28, 2017, respectively	12,661	11,399
Additional paid-in capital	412,666,277	410,499,597
Accumulated deficit	(465,700,741)	(463,317,380)

Total stockholders' deficit	(53,021,803)	(52,806,384)

Total liabilities and stockholders' deficit	$1,233,757	$262,263

The accompanying notes are an integral part of these financial statements.

AURA SYSTEMS, INC.
STATEMENTS OF OPERATIONS
FOR THREE MONTHS ENDED MAY 31, 2017 AND 2016
(Unaudited)

	May 31,
	2017	2016
Net Revenues	$0	$0
Cost of goods sold	0	0
Gross Profit	0	0

Operating expenses:
Engineering, research and development expenses	0	33,788
Selling, general and administrative expenses	567,996	616,977
Total operating expenses	567,996	650,765

Loss from operations	(567,996)	(650,765)

Other (income) and expense:
Interest expense, net	1,028,228	827,947
Gain on debt settlement	0	(70,288)
Other (income) expense, net	787,136	(1,767)
Total other (income) expense	1,815,364	755,892

Net Loss	$(2,383,360)	$(1,406,657)

Total basic and diluted loss per share	$(0.02)	$(0.01)
Weighted average shares used to compute basic and diluted loss per share	122,594,325	113,848,171

*	Basic and diluted weighted average number of shares are equivalent since the effect of potential dilutive securities is anti-dilutive.

See accompanying notes to these unaudited financial statements.

AURA SYSTEMS, INC.
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MAY 31, 2017 AND 2016
(Unaudited)

	Three Months Ended May 31,
	2017	2016
Cash flow from operating activities:
Net Loss	$(2,383,360)	$(1,406,657)
Adjustments to reconcile Net loss to net cash used in operating activities	-	-
Depreciation Expense	-	-
Amortization of debt discount	43,417	64,110
Gain on debt settlement	-	(70,288)
FMV of warrants issued for services	177,737	-
Stock issued for services	990,205	-
(Increase) decrease in:
Accounts receivable	-	2,115
Other current assets and deposit	(2,694)	96,819
Increase (decrease) in:
Accounts payable, customer deposit and accrued expenses	37,826	1,215,829
Net cash used in operations	(1,136,869)	(98,072)

Investing Activities:
Investment in Joint Venture	(250,000)	-
Net cash used in investing activities	(250,000)	-
Financing activities:
Issuance of common stock	1,000,000	-
Payment to note payable	(197,970)	-
Proceeds from convertible notes payable	653,640	-
Proceeds from notes payable	-	405,000
Proceeds from notes payable-related party	-	28,208
Investor Advance	650,000	-
Net cash provided by financing activities:	2,105,670	433,208

Net increase in cash & cash equivalents	718,801	335,136

Cash and cash equivalents at beginning of period	255,869	22,175

Cash and cash equivalents at end of period	$974,669	$357,311
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$-	$-
Income taxes	-	-

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

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  During the Three months ended May 31, 2017 and May 31, 2016, the Company incurred losses of $2,383,360 and $1,406,657, respectively and had negative cash flows from operating activities of $1,136,869 and $98,072, respectively.

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

NOTE 3 – NOTES PAYABLE

Notes payable consisted of the following:

	May 31, 2017	February 28, 2017

Demand notes payable, at 10% and 16%	$3,413,058	$3,782,468
Convertible Promissory Note dated August 10, 2012, due August 10, 2017, convertible into shares of our common stock at a price of $0.76 per share. The note carries an interest rate of 7% with interest only payments due on the 10th of each month with the principal payment due on the maturity date. To-date, the Company has not made any interest payments as set forth in this note.	1,000,000	972,632
Convertible Promissory Note dated October 2, 2012, due October 2, 2017, convertible into shares of our common stock at a price of $0.76 per share. The note carries an interest rate of 7% with interest only payments due on the 2nd of each month with the principal payment due on the maturity date. To-date, the Company has not made any interest payments as set forth in this note.	500,000	483,951
Senior secured convertible notes dated May 7, 2013, due May 7, 2014, convertible into shares of our common stock at a price of $0.75 per share. The note was not repaid.	2,395,700	2,395,700
Senior secured convertible notes dated June 20, 2013, due June 20, 2014, convertible into shares of our common stock at a price of $0.50 per share. The note was not repaid.	325,000	325,000
Convertible notes dated April thru June, 2016. The notes carry an interest rate of 5% and might be converted into shares of Company’s common stock if the shareholders approve a 7:1 reverse stock split.	1,628,110	994,700

	9,261,868	8,994,221

Less: Current portion	$9,261,868	$8,994,221

Long-term portion	$-	$-

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

On January 30, 2017 the Company entered into an agreement entitled First Amendment to Transaction Documents with five of seven of its secured creditors. These creditors hold a security interest in all of the Company’s assets except for its patents and other intellectual properties. The original agreement dated May 7, 2013 provided that if the holders of at least 75% of the stock issuable upon conversion of the convertible notes votes to amend the agreement, then such amendments will be binding on all the secured creditors. The five secured creditors signing the amendment total in excess of 95% of the issuable stock upon conversion and, therefore the agreement is binding on all seven of the secured creditors. The amended agreement provides that all accrued and unpaid interest will be added to the principal amount, the amended notes bear interest at the rate of 0% through the sooner of (i) January 15, 2018 or (ii) the fifth business day following a stockholder meeting and 5% per annum thereafter, subject to reduction to comply with applicable law, and mature in 60 months from the effective date of a 1-for-7 reverse stock split. Upon certain financings, within five business days following stockholder approval of a 1-for-7 reverse stock split, the Company is obligated to make a payment to the holders of the amended notes in the amount of 20% of the outstanding secured notes. Upon the effectiveness of a 1-for-7 reverse stock split, the remaining 80% balance of the amended notes is converted into shares of the Company’s common stock. After the effectiveness of a 1-for-7 reverse stock split, the secured note holders may voluntarily convert the unpaid principal and interest thereon into the Company’s common stock at the conversion price of $1.40 per share.

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

On January 11, 2018, the shareholders approved the reverse stock split.

NOTE 4 – ACCRUED EXPENSES

Accrued expenses consisted of the following:

	May 31, 2017	February 28, 2017

Accrued payroll and related expenses	$2,817,386	$3,099,842
Accrued rent	202,036	202,036
Accrued interest	3,610,069	2,562,375
Other	35,000	75,000
Total	$6,664,492	$5,939,252

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

Employee Stock Options

During the Three months ended May 31, 2017, there were no stock options granted to employees.

In September, 2006, our Board of Directors adopted the 2006 Employee Stock Option Plan. Activity in this plan is as follows:

	2006 Plan
	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Number of Options
Outstanding, February 28, 2017	$0.75-$1.00	$0.00	7,224,000
Cancelled	-	-	-
Granted	-	-	-
Outstanding, May 31, 2017	$0.75-$1.00	$0.00	7,224,000

The exercise prices for the options outstanding at May 31, 2017, and information relating to these options is as follows:

Options Outstanding				Exercisable Options
Range of Exercise Price	Number	Weighted Average Remaining Life	Weighted Average Exercise Price	Weighted Average Remaining Life	Number	Weighted Average Exercise Price
$0.75-$1.00	7,224,000	2.75 years	$0.79	2.75 years	7,224,000	$0.79

Warrants

Activity in issued and outstanding warrants is as follows:

	Number of Shares	Exercise Prices
Outstanding, February 28, 2017	26,454,021	$0.10-$1.00
Granted	1,400,000	$.20
Exercised	-	-
Cancelled	-	-
Outstanding, May 31, 2017	27,854,021	$0.10-$1.00

The exercise prices for the warrants outstanding at May 31, 2017, and information relating to these warrants is as follows:

Range of Exercise Prices	Stock Warrants Outstanding	Stock Warrants Exercisable	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price of Warrants Outstanding	Weighted- Average Exercise Price of Warrants Exercisable	Intrinsic Value
$0.20	1,400,000	1,400,000	57 months	$0.20	$0.20	$0.00
$0.10-$0.75	18,381,012	18,381,012	46 months	$0.56	$0.56	$0.00
$0.75	1,082,734	1,082,734	45 months	$0.75	$0.75	$0.00
$0.75	1,000,000	1,000,000	35 months	$0.75	$0.75	$0.00
$0.75-$1.00	5,990,275	5,990,275	30 months	$0.77	$0.77	$0.00

	27,854,021	27,854,021

NOTE 6 – RELATED PARTIES TRANSACTIONS

On January 24, 2017 the Company entered into a Debt Refinancing Agreement with Mr. Warren Breslow, who served as a Director of the Company from 2006 to 2017. Mr. Breslow resigned his position on our board in March 2017.. Pursuant to this agreement, both Mr. Breslow and the Company acknowledged that total debt owed to Mr. Breslow and his affiliates was $23,872,614 including $8,890,574 of accrued interest. Mr. Breslow agreed to cancel and forgive all interest due, waive any past events of default and sign a new, five-year unsecured convertible note, in the amount of $14,930,041. This new note bears no interest through the sooner of (i) January 15, 2018 or (ii) the fifth business day following a shareholder meeting, and 5% per annum thereafter. This new note also provides various default provisions. The refinancing agreement further provides that $11,982,041 of Mr. Breslow’s new note will be converted into 7,403,705 shares of common stock upon stockholder approval of a 1-for-7 reverse stock split within eighteen months of entering into that agreement; the remaining balance may thereafter be converted at any time. In the absence of stockholder approval of a 1-for-7 reverse stock split within eighteen months, the refinancing agreement will become null and void. The Company has elected to continue to accrue interest on this agreement until such time as the 1-for-7 reverse stock split has been approved. As of May 31, 2017, the shareholders have not approved the reverse stock split.

At May 31, 2017, the balance in Notes Payable and accrued interest-related party, current, includes $14,982,041 of unsecured notes payable plus accrued interest of $9,266,516 to Mr. Breslow, a member of our Board of Directors, payable on demand, bearing interest at a rate of 10% per annum. The balance was $14,982,041 plus accrued interest of $8,890,574 as of February 28, 2017. During the periods ended May 31, 2017 and May 31, 2016, interest amounting to $378,250 and $374,378 respectively, was incurred on these notes.

Related Parties Transactions also includes $82,000 of unsecured notes payable plus accrued interest of $31,198 and $29,141 to our CEO pursuant to a demand note entered into on April 5, 2014 and an unsecured note payable to Mr. Kopple, another member of our Board of Directors in the total amount of $3,029,930and $3,587,322 plus accrued interest of $1,814,637and $2,098,616 pursuant to 10% demand note payable as of May 31, 2017and February 28, 2017, respectively. At May 31, 2017, the balance in Convertible note payable and accrued interest-related party, long term, includes $2,000,000 of secured convertible notes payable plus accrued interest of $995,763 to Mr. Kopple.

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

The Company has been successful in restructuring its secured debt and has reached an agreement with its secured creditors whereby all defaults and penalties have been waived and 80% of the secured debt will be converted into shares of the Company’s common stock as soon as the Company holds an annual meeting of stockholders to elect a new board of directors. The balance (the remaining 20%), is to be paid to the secured creditors in cash within five business days following stockholder approval of a 1-for-7 reverse stock split provided that certain financings milestones have been reached by the Company.. Upon conversion, the converting secured creditors will receive approximately 3.9 million new common shares in exchange for approximately $5.73 million of converting debt.

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

Selling, general and administrative expense decreased $82,769 (13%) to $567,996 in the First Quarter FY2018 from $616,977 in the First Quarter FY2017. Included in the current period expenses is a consulting arrangement whereby the company issued 2,500,000 shares of our common stock valued at $325,000. As noted above, the decrease is primarily attributable to the curtailment of activities due to a lack of financial resources.

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

Date: January 19, 2018

By:	/s/ Melvin Gagerman
Melvin Gagerman
Acting Chief Financial Officer
(Principal Financial and Accounting Officer and
Duly Authorized Officer)

