Form 10-Q/A
period 2017-08-31
AURA SYSTEMS INC
filed 2018-01-19
CIK 826253

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

AURA SYSTEMS, INC.

Explanatory Note

This Amendment No. 1 on Form 10-Q/A amends the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2017, originally filed with the U.S. Securities and Exchange Commission on October 25, 2017. This amendment is being filed to revise the following line items in the Company’s Balance Sheets under “Liabilities and Stockholders’ Deficit”: “Accrued expenses” at August 31, 2017, “Notes payable” at August 31, 2017; “Convertible note payable and accrued interest-related party, net of discount” at August 31, 2017 and “Convertible notes payable, net of discount” at August 31, 2017.

In the Company’s Statements of Cash Flows, the line item “Adjustments to reconcile Net loss to net cash used in operating activities” was added. Revisions were also made to the following line items under “Cash flow from operating activities” at August 31, 2017: “Accounts payable, customer deposit and accrued expenses” and “Net cash used in operations.” Revisions were also made to the following line items under “Financing activities” at August 31, 2017: “Payment to note payable”; “Proceeds from convertible notes payable” and “Net cash provided by financing activities.”

The Notes to the financial statements were also revised as follows: (i) in “Note 2 Going Concern”, the amount for negative cash flows from operating activities for the six months ended August 31, 2017 has been revised; (ii) in “Note 3 Notes Payable”, “Less: Current portion” at August 31, 2017 has been revised; (iii) in “Note 4 Accrued Expenses”, “Accrued interest” and “Total” at August 31, 2017 have been revised; (iv) in “Note 5 Shareholders’ Equity - Warrants”, in the table disclosing activity in issued and outstanding warrants, under the column “Number of Shares”, the following line items have been revised: “Outstanding, February 28, 2017”, “Cancelled/Expired”, and “Outstanding, August 31, 2017”; in Note 5 Shareholders’ Equity - Warrants, in the table disclosing the exercise prices of warrants outstanding at August 31, 2017, the second and fifth line items of both columns of “Stock Warrants Outstanding” and “Stock Warrants Exercisable” have been revised; (v) in “Note 6 Related Party Transactions”, the amount for the unsecured note payable to, and the amount for the accrued interest on, the unsecured note held by Mr. Kopple, as of August 31, 2017 have been revised.

Under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”, the following items were also revised: Net cash used in operations, Net proceeds from issuance of debt and Net Cash provided by financing activities for the six months ended August 31, 2017, and Accrued expenses and amount owed to board members at August 31, 2017.

This Amendment No. 1 has not been updated for events occurring after the filing of the Initial Report nor does it change the Company’s previous disclosures contained in the Initial Report.

AURA SYSTEMS, INC.

ITEM 1. FINANCIAL STATEMENTS

AURA SYSTEMS, INC.
BALANCE SHEETS

(Unaudited)

	As of August 31,	As of February 28,
	2017	2017
ASSETS
Current assets:
Cash and cash equivalents	$1,064,297	$255,869
Other current assets	27,588	2,894
Total current assets	1,091,885	258,763

Deposits	3,500	3,500
Investment in Joint Venture	250,000	-

Total assets	$1,345,385	$262,263

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$4,488,784	$4,943,559
Accrued expenses	6,877,730	5,939,251
Customer advances	641,751	641,751
Investor advance	1,000,000	-
Notes payable	3,413,058	4,776,938
Convertible note payable and accrued interest-related party, net of discount	3,228,956	2,920,172
Convertible notes payable, net of discount	6,013,810	4,177,283
Notes payable and accrued interest- related party	29,873,727	29,669,693

Total current liabilities	55,537,817	53,068,647

Total liabilities	55,537,817	53,068,647

Commitments and contingencies

Stockholders’ deficit:
Common stock, $0.0001 par value; 150,000,000 shares authorized at August 31 and February 28, 2017; 126,608,391 and 113,991,432 issued and outstanding at August 31 and February 28, 2017, respectively	12,661	11,399
Additional paid-in capital	412,666,277	410,499,597
Accumulated deficit	(466,871,370)	(463,317,380)

Total stockholders’ deficit	(54,192,432)	(52,806,384)

Total liabilities and stockholders’ deficit	$1,345,385	$262,263

The accompanying notes are an integral part of these financial statements.

AURA SYSTEMS, INC.

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2017 AND 2016

(Unaudited)

	Three Months ended August 31,		Six Months ended August 31,
	2017	2016	2017	2016

Net Revenues	$-	$-	$-	$-

Cost of goods sold	-	-	-	-

Gross Profit	-	-	-	-

Expenses
Engineering, research and development expenses	-	100	-	33,888
Selling, general and administrative expenses	362,807	231,444	930,803	848,421
Total costs and expenses	362,807	231,544	930,803	882,309

Loss from operations	(362,807)	(231,544)	(930,803)	(882,309)

Other (income) and expense
Interest expense, net	797,823	823,803	1,826,051	1,651,750
Gain on debt settlement	-	-	-	(70,288
Other (income) expense, net	10,000	-	797,136	(1,767)
Total other (income) expense	807,823	823,803	2,623,187	1,579,695
Net Loss	$(1,170,630)	$(1,055,347)	$(3,553,990)	$(2,462,004)

Total basic and diluted loss per share	$(0.01)	$(0.01)	$(0.03)	$(0.02)
Weighted average shares used to compute basic and diluted income (loss) per share	126,568,391	113,951,432	124,581,358	113,899,802

* Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of the dilutive securities is anti-dilutive.

See accompanying notes to these unaudited financial statements.

AURA SYSTEMS, INC.
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED AUGUST 31, 2017 AND 2016
(Unaudited)

	Six Months Ended August 31,
	2017	2016
Cash flow from operating activities:
Net Loss	$(3,553,990)	$(2,462,004)
Adjustments to reconcile Net loss to net cash used in operating activities	-	-
Depreciation Expense	-	-
Amortization of debt discount	43,417	128,220
Gain on debt settlement	-	(70,288)
FMV of warrants issued for services	177,737	-
Stock issued for services	990,205	-
(Increase) decrease in:
Accounts receivable	-	2,115
Other current assets and deposit	(24,694)	96,819
Increase (decrease) in:
Accounts payable, customer deposit and accrued expenses	805,084	2,075,512
Net cash used in operations	(1,562,242)	(229,626)

Investing Activities:
Investment in Joint Venture	(250,000)	-
Net cash used in investing activities	(250,000)	-

Financing activities:
Issuance of common stock	1,000,000	-
Payment to note payable	(197,970)	-
Proceeds from convertible notes payable	818,640	-
Proceeds from notes payable	-	571,490
Proceeds from notes payable-related party	-	68,672
Investor Advance	1,000,000	-
Net cash provided by financing activities:	2,620,670	640,162

Net increase in cash & cash equivalents	808,428	410,536

Cash and cash equivalents at beginning of period	255,869	22,175

Cash and cash equivalents at end of period	$1,064,297	$432,711
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$-	$-
Income taxes	-	-

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

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. During the six months ended August 31, 2017 and August 31, 2016, the Company incurred losses of $3,553,990 and $2,462,004, respectively and had negative cash flows from operating activities of $1,562,242 and $229,626, respectively.

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

NOTE 3 – NOTES PAYABLE

Notes payable consisted of the following:

	August 31, 2017	February 28, 2017

Demand notes payable, at 10% and 16%	$3,413,058	$3,782,238
Convertible Promissory Note dated August 10, 2012, due August 10, 2017, convertible into shares of our common stock at a price of $0.76 per share. The note carries an interest rate of 7% with interest only payments due on the 10th of each month with the principal payment due on the maturity date. To-date, the Company has not made any interest payments as set forth in this note.	1,000,000	972,632
Convertible Promissory Note dated October 2, 2012, due October 2, 2017, convertible into shares of our common stock at a price of $0.76 per share. The note carries an interest rate of 7% with interest only payments due on the 2nd of each month with the principal payment due on the maturity date. To-date, the Company has not made any interest payments as set forth in this note.	500,000	483,951
Senior secured convertible notes dated May 7, 2013, due May 7, 2014, convertible into shares of our common stock at a price of $0.75 per share. The note was not repaid.	2,395,700	2,395,700
Senior secured convertible notes dated June 20, 2013, due June 20, 2014, convertible into shares of our common stock at a price of $0.50 per share. The note was not repaid.	325,000	325,000
Convertible notes dated April thru June, 2016. The notes carry an interest rate of 5% and might be converted into shares of Company’s common stock if the shareholders approve a 7:1 reverse stock split.	1,793,110	994,700

	9,426,868	8,954,221

Less: Current portion	$9,426,868	$8,954,221

Long-term portion	$-	$-

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

As of August 31, 2017, the shareholders have not approved any reverse stock split.

NOTE 4 – ACCRUED EXPENSES

Accrued expenses consisted of the following:

	August 31, 2017	February 28, 2017

Accrued payroll and related expenses	$2,801,386	$3,099,842
Accrued rent	202,036	202,036
Accrued interest	3,801,386	2,562,375
Other	35,000	75,000
Total	$6,877,730	$5,939,252

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

Employee Stock Options

During the Six months ended August 31, 2017, there were no stock options granted to employees.

In September, 2006, our Board of Directors adopted the 2006 Employee Stock Option Plan. Activity in this plan is as follows:

	2006 Plan
	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Number of Options
Outstanding, February 28, 2017	$0.75-$1.00	$0.00	7,224,000
Cancelled	-	-	-
Granted	-	-	-
Outstanding, August 31, 2017	$0.75-$1.00	$0.00	7,224,000

The exercise prices for the options outstanding at August 31, 2017, and information relating to these options is as follows:

Options Outstanding				Exercisable Options
Range of Exercise Price	Number	Weighted Average Remaining Life	Weighted Average Exercise Price	Weighted Average Remaining Life	Number	Weighted Average Exercise Price
$0.75-$1.00	7,224,000	2.50 years	$0.79	2.50 years	7,224,000	$0.79

Warrants

Activity in issued and outstanding warrants is as follows:

	Number of Shares	Exercise Prices
Outstanding, February 28, 2017	26,454,021	$0.10-$1.00
Granted	1,400,000	$.20
Exercised	-	-
Cancelled/Expired	(406,941)	-
Outstanding, August 31, 2017	27,447,080	$0.10-$1.00

The exercise prices for the warrants outstanding at August 31, 2017, and information relating to these warrants is as follows:

Range of Exercise Prices	Stock Warrants Outstanding	Stock Warrants Exercisable	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price of Warrants Outstanding	Weighted- Average Exercise Price of Warrants Exercisable	Intrinsic Value
$0.20	1,400,000	1,400,000	54 months	$0.20	$0.20	$0.00
$0.10-$0.75	18,381,012	18,381,012	43 months	$0.56	$0.56	$0.00
$0.75	1,082,734	1,082,734	42 months	$0.75	$0.75	$0.00
$0.75	1,000,000	1,000,000	32 months	$0.75	$0.75	$0.00
$0.75-$1.00	5,583,334	5,583,334	29 months	$0.75	$0.75	$0.00

	27,447,080	27,447,080

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

At August 31, 2017, the balance in Notes Payable and accrued interest-related party, current, includes $14,982,041 of unsecured notes payable plus accrued interest of $9,638,285 to Mr. Breslow, a member of our Board of Directors, payable on demand, bearing interest at a rate of 10% per annum. The balance was $14,982,041 plus accrued interest of $8,890,574 as of February 28, 2017. During the periods ended August 31, 2017 and August 31, 2016, interest amounting to $752,300 and $747,020 respectively, was incurred on these notes. Related Parties Transactions also includes $82,000 of unsecured notes payable plus accrued interest of $33,233 and $29,141 to our CEO pursuant to a demand note entered into on April 5, 2014 and an unsecured note payable to Mr. Kopple, another member of our Board of Directors in the total amount of $3,029,930 and $3,587,322 plus accrued interest of $1,927,793and $2,098,616 pursuant to 10% demand note payable as of August 31, 2017 and February 28, 2017, respectively. At August 31, 2017, the balance in Convertible note payable and accrued interest-related party, long term, includes $2,000,000 of secured convertible notes payable plus accrued interest of $1,070,510 to Mr. Kopple.

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

The Company has been successful in restructuring its secured debt and has reached an agreement with its secured creditors whereby all defaults and penalties have been waived and 80% of the secured debt will be converted into shares of the Company’s common stock as soon as the Company holds an annual meeting of stockholders to elect a new board of directors. The balance (the remaining 20%), is to be paid to the secured creditors in cash cash within five business days following stockholder approval of a 1-for-7 reverse stock split provided that certain financings milestones have been reached by the Company. Upon conversion, the converting secured creditors will receive approximately 3.9 million new common shares in exchange for approximately $5.73 million of converting debt.

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

Cost of goods in the Six Months FY2018and the Six Months FY2016 were $0 as a result of the virtual cessation of operations as noted above.

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

Net interest expense in the Second Quarter FY201 decreased $25,980 (3%) to $797,823 from $823,803 in the Second Quarter FY2017.

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

