Form 10-Q
period 2017-11-30
AURA SYSTEMS INC
filed 2018-01-19
CIK 826253

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2017

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

AURA SYSTEMS, INC.

ITEM 1. FINANCIAL STATEMENTS

AURA SYSTEMS, INC.
BALANCE SHEETS

(Unaudited)

	As of November 30,	As of February 28,
	2017	2017
ASSETS
Current assets:
Cash and cash equivalents	$1,178,153	$255,869
Other current assets	6,588	2,894
Total current assets	1,184,741	258,763

Deposits	3,500	3,500
Investment in Joint Venture	250,000	-

Total assets	$1,438,241	$262,263

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$4,827,902	$4,943,559
Accrued expenses	7,082,010	5,939,251
Customer advances	670,751	641,751
Investor advance	1,000,000	-
Notes payable	3,413,058	4,776,938
Convertible note payable and accrued interest-related party, net of discount	3,304,445	2,920,172
Convertible notes payable, net of discount	6,629,763	4,177,283
Notes payable and accrued interest- related party	30,364,278	29,669,693

Total current liabilities	57,292,207	53,068,647

Total liabilities	57,292,207	53,068,647

Commitments and contingencies

Stockholders’ deficit:
Common stock, $0.0001 par value; 150,000,000 shares authorized at November 30 and February 28, 2017; 126,608,391 and 113,991,432 issued and outstanding at November 30 and February 28, 2017, respectively	12,661	11,399
Additional paid-in capital	412,666,277	410,499,597
Accumulated deficit	(468,532,904)	(463,317,380)

Total stockholders’ deficit	(55,853,966)	(52,806,384)

Total liabilities and stockholders’ deficit	$1,438,241	$262,263

The accompanying notes are an integral part of these financial statements.

AURA SYSTEMS, INC.

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2017 AND 2016

(Unaudited)

	Three Months ended November 30,		Nine Months ended November 30,
	2017	2016	2017	2016

Net Revenues	$-	$-	$-	$-

Cost of goods sold	-	-	-	-

Gross Profit	-	-	-	-

Expenses
Engineering, research and development expenses	25,250	321	25,250	34,209
Selling, general and administrative expenses	822,616	470,725	1,753,419	1,319,146
Total costs and expenses	847,866	471,046	1,778,669	1,353,355

Loss from operations	(847,866)	(471,046)	(1,778,669)	(1,353,355)

Other (income) and expense
Interest expense, net	802,272	602,674	2,628,323	2,254,424
Gain on debt settlement	-	-	-	(70,288
Other (income) expense, net	11,396	-	808,532	(1,767)
Total other (income) expense	813,668	602,674	3,436,855	2,182,369
Net Loss	$(1,661,534)	$(1,073,720)	$(5,215,524)	$(3,535,724)

Total basic and diluted loss per share	$(0.01)	$(0.01)	$(0.04)	$(0.03)
Weighted average shares used to compute basic and diluted income (loss) per share	126,608,391	113,951,432	125,324,765	113,916,887

*	Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of the dilutive securities is anti-dilutive.

See accompanying notes to these unaudited financial statements.

AURA SYSTEMS, INC.
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2017 AND 2016
(Unaudited)

	Nine Months Ended November 30,
	2017	2016
Cash flow from operating activities:
Net Loss	$(5,215,524)	$(3,535,724)
Adjustments to reconcile Net loss to net cash used in operating activities	-	-
Amortization of debt discount	43,417	192,330
Gain on debt settlement	-	(70,288)
FMV of warrants issued for services	177,737	-
Stock issued for services	990,205	-
(Increase) decrease in:
Accounts receivable	-	2,115
Other current assets and deposit	(3,694)	100,101
Increase (decrease) in:
Accounts payable, customer deposit and accrued expenses	1,943,520	2,559,161
Net cash used in operations	(2,064,340)	(752,305)

Investing Activities:
Investment in Joint Venture	(250,000)	-
Net cash used in investing activities	(250,000)	-

Financing activities:
Issuance of common stock	1,000,000	-
Proceeds from notes payable-net	-	641,490
Proceeds from convertible notes payable	1,434,593	-
Payment to notes payable	(197,970)	-
Proceeds from notes payable-related party, net	-	200,014
Investor Advance	1,000,000	-
Net cash provided by financing activities:	3,236,623	841,504

Net increase in cash & cash equivalents	922,284	89,199

Cash and cash equivalents at beginning of period	255,869	22,175

Cash and cash equivalents at end of period	$1,178,153	$111,374
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$-	$-
Income taxes	-	-

Unaudited supplemental disclosure of non-cash investing and financing activities:

During the nine months ended November 30, 2016, 950,000 shares of common stock were issued to settle a note payable balance of $150,000 plus accrued interest of $15,588.

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

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. During the nine months ended November 30, 2017 and November 30, 2016, the Company incurred losses of $5,215,524 and $3,535,724, respectively and had negative cash flows from operating activities of $2,064,340 and $752,305, respectively.

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

NOTE 3 – NOTES PAYABLE

Notes payable consisted of the following:

	November 30, 2017	February 28, 2017

Demand notes payable, at 10% and 16%	$3,413,058	$3,782,238
Convertible Promissory Note dated August 10, 2012, due August 10, 2017, convertible into shares of our common stock at a price of $0.76 per share. The note carries an interest rate of 7% with interest only payments due on the 10th of each month with the principal payment due on the maturity date. To-date, the Company has not made any interest payments as set forth in this note.	1,000,000	972,632
Convertible Promissory Note dated October 2, 2012, due October 2, 2017, convertible into shares of our common stock at a price of $0.76 per share. The note carries an interest rate of 7% with interest only payments due on the 2nd of each month with the principal payment due on the maturity date. To-date, the Company has not made any interest payments as set forth in this note.	500,000	483,951
Senior secured convertible notes dated May 7, 2013, due May 7, 2014, convertible into shares of our common stock at a price of $0.75 per share. The note was not repaid.	2,395,700	2,395,700
Senior secured convertible notes dated June 20, 2013, due June 20, 2014, convertible into shares of our common stock at a price of $0.50 per share. The note was not repaid.	325,000	325,000
Convertible notes dated April 2016 thru November 2017. The notes carry an interest rate of 5% and might be converted into shares of Company’s common stock if the shareholders approve a 1:7’ reverse stock split.	2,409,063	994,700

	10,042,821	8,954,221

Less: Current portion	$10,042,821	$8,954,221

Long-term portion	$-	$-

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

During the quarter ended November 30, 2017, the company entered into agreements with various individuals for the aggregate sale of $615,953 of unsecured convertible notes and warrants. Pursuant to the terms of these notes, such notes will be converted in their entirety into shares of common stock of the Company at the conversion price of $0.07 per share upon stockholder approval of a 1-for-7 reverse stock split. The warrants entitle the holders to acquire up to an aggregate of 132,000 shares of common stock and have an initial exercise price of $0.20 per share which will be adjusted to $1.40 per share upon stockholder approval of a 1-for-7 reverse stock split. The stockholders approved the reverse stock split at the Company’s stockholder meeting on January 11, 2018.

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

The stockholders approved the reverse split at the Company’s stockholder meeting on January 11, 2018.

NOTE 4 – ACCRUED EXPENSES

Accrued expenses consisted of the following:

	November 30, 2017	February 28, 2017

Accrued payroll and related expenses	$2,781,312	$3,099,842
Accrued rent	202,036	202,036
Accrued interest	4,073,662	2,562,375
Other	25,000	75,000
Total	$7,082,010	$5,939,252

Accrued payroll and related expenses consists of salaries and vacation time accrued but not paid to employees due to our lack of financial resources.

NOTE 5 – SHAREHOLDERS’ EQUITY

Common Stock

During the nine months ended November 30, 2017, we issued 5,000,000 shares of common stock for $1,000,000 in conjunction with our Chinese Joint Venture, we issued 5,116,959 shares of common stock valued at $665,204 as part of a settlement agreement, and we issued 2,500,000 shares of common stock valued at $325,000 in connection with a consulting agreement.

During the nine months ended November 30, 2016, we issued 950,000 shares of common stock as a settlement for a note payable balance of $150,000 plus accrued interest of $15,288.

Employee Stock Options

During the nine months ended November 30, 2017, there were no stock options granted to employees.

In September, 2006, our Board of Directors adopted the 2006 Employee Stock Option Plan. Activity in this plan is as follows:

	2006 Plan
	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Number of Options
Outstanding, February 28, 2017	$0.75-$1.00	$0.00	7,224,000
Cancelled	-	-	-
Granted	-	-	-
Outstanding, November 30, 2017	$0.75-$1.00	$0.00	7,224,000

The exercise prices for the options outstanding at November 30, 2017, and information relating to these options is as follows:

Options Outstanding				Exercisable Options
Range of Exercise Price	Number	Weighted Average Remaining Life	Weighted Average Exercise Price	Weighted Average Remaining Life	Number	Weighted Average Exercise Price
$0.75-$1.00	7,224,000	2.25 years	$0.79	2.25 years	7,224,000	$0.79

Warrants

Activity in issued and outstanding warrants is as follows:

	Number of Shares	Exercise Prices
Outstanding, February 28, 2017	26,454,021	$0.10-$1.00
Granted	1,400,000	$.20
Exercised	-	-
Cancelled	406,941	1.00
Outstanding, November 30, 2017	27,447,080	$0.10-$1.00

The exercise prices for the warrants outstanding at November 30, 2017, and information relating to these warrants is as follows:

Range of Exercise Prices	Stock Warrants Outstanding	Stock Warrants Exercisable	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price of Warrants Outstanding	Weighted- Average Exercise Price of Warrants Exercisable	Intrinsic Value
$0.20	1,400,000	1,400,000	51 months	$0.20	$0.20	$0.00
$0.10-$0.75	18,381,012	18,381,012	41 months	$0.55	$0.41	$0.00
$0.75	1,082,734	1,082,734	39 months	$0.75	$0.75	$0.00
$0.75	1,000,000	1,000,000	29 months	$0.75	$0.75	$0.00
$0.75-$1.00	5,583,334	5,583,334	26 months	$0.75	$0.75	$0.00

	27,447,080	27,447,080

NOTE 5 – RELATED PARTIES TRANSACTIONS

On January 24, 2017 the Company entered into a Debt Refinancing Agreement with Mr. Warren Breslow, who served as a Director of the Company from 2006 to 2017. Mr. Breslow resigned his position on our board in March 2017. Pursuant to this agreement, both Mr. Breslow and the Company acknowledged that total debt owed to Mr. Breslow and his affiliates was $23,872,614 including $8,890,574 of accrued interest. Mr. Breslow agreed to cancel and forgive all interest due, waive any past events of default and sign a new, five-year unsecured convertible note, in the amount of $14,982,041. This new note bears no interest through the sooner of (i) January 15, 2018 or (ii) the fifth business day following a shareholder meeting, and 5% per annum thereafter. This new note also provides various default provisions. The refinancing agreement further provides that $11,982,041 of Mr. Breslow’s new note will be converted into 7,403,705 shares of common stock upon stockholder approval of a 1-for-7 reverse stock split within eighteen months of entering into that agreement; the remaining balance may thereafter be converted at any time. In the absence of stockholder approval of a 1-for-7 reverse stock split within eighteen months, the refinancing agreement will become null and void. The Company has elected to continue to accrue interest on this agreement until such time as the 1-for-7 reverse stock split has been approved. The stockholders approved the reverse split at the Company’s stockholder meeting on January 11, 2018.

At November 30, 2017, the balance in Notes Payable and accrued interest-related party, current, includes $14,982,041 of unsecured notes payable plus accrued interest of $10,010,053 to Mr. Breslow, a member of our Board of Directors, payable on demand, bearing interest at a rate of 10% per annum. The balance was $14,982,041 plus accrued interest of $8,890,574 as of February 28, 2017. During the periods ended November 30, 2017 and November 30, 2016, interest amounting to $1,119,480 and $993,647 respectively, was incurred on these notes. Related Parties Transactions also includes $82,000 of unsecured notes payable plus accrued interest of $35,268 and $29,141 to our CEO pursuant to a demand note entered into on April 5, 2014 and an unsecured note payable to Mr. Kopple, another member of our Board of Directors in the total amount of $3,029,930 and $3,587,322 plus accrued interest of $2,040,533 and $2,098,616 pursuant to 10% demand note payable as of November 30, 2017 and February 28, 2017, respectively. At November 30, 2017, the balance in Convertible note payable and accrued interest-related party, long term, includes $2,000,000 of secured convertible notes payable plus accrued interest of $1,145,258 to Mr. Kopple.

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

Joint Venture

On January 27, 2017, the Company entered into a joint venture (JV) agreement with a Chinese company to manufacture market and distribute certain mobile power products based on Aura’s patented technology solely for the Peoples Republic of China territories. The JV is owned 49% by the Company and 51% by the Chinese company. The Company has contributed $250,000 and a license to specific technology and the Chinese company is required to contribute $9,750,000. In addition, the Chinese company will invest $2,000,000 in Aura at $0.20 per share for a total of 10,000,000 shares of common stock. Additionally, the Chinese company will purchase a minimum of $1,250,000 of product supported by letters of credit for distribution until the joint venture factory is built, equipped, and staffed. In order to assure proper training of joint venture personnel, Aura has also committed to supply instructional personnel for six months at no cost other than reimbursement for travel, room and board. The agreement was subject to the approval of the Chinese Government which was received in April, 2017.

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

Results of Operations

Nine months ended November 30, 2017 compared to nine months ended November 30, 2016

Net revenues were $0 for the nine months ended November 30, 2017 (the “Nine Months FY 2018”) and the nine months ended November 30, 2016 (the “Nine Months FY 2017”). The Company has virtually ceased operations due to a lack of adequate financial resources to conduct operations.

Cost of goods were $0 in the Nine Months FY 2018 and the Nine Months FY 2017 as a result of the virtual cessation of operations as noted above.

Engineering, research and development expenses decreased $8,959 (26%) to $25,250 in the Nine Months FY 2018 from $34,209 in the Nine Months FY 2017. All the expense in the current year period is due to the Company redesigning the ECU for the Auragen system.

Selling, general and administrative expense increased $434,273(33%) to $1,753,419 in the Nine Months FY 2018 from $1,319,146 in the Nine Months FY 2017. The increase is primarily attributable to an increase in legal expenses of approximately $445,000.

Net interest expense in the Nine Months FY 2018 increased $373,899 (17%) to $2,628,323 from $2,254,424 in the Nine Months FY 2017.

Our net loss for the Nine Months FY 2018 increased $1,679,800 to $5,215,524 from $3,535,724 in the Nine Months FY 2017.

Three months ended November 30, 2017 compared to three months ended November 30, 2016

Net revenues were $0 for the three months ended November 30, 2017 (the “Third Quarter FY 2018”) and the three months ended November 30, 2016 (the “Third Quarter FY 2017”). The Company has virtually ceased operations due to a lack of funding.

Cost of goods were $0 in the Third Quarter FY 2018 and the Third Quarter FY 2017 as a result of the virtual cessation of operations as noted above.

Engineering, research and development expenses increased $24,929 to $25,250 in the Third Quarter FY 2018 from $321 in the Third Quarter FY 2017. All the expense in the current year period is due to the Company redesigning the ECU for the Auragen system.

Selling, general and administrative expense increased $351,891 (75%) to $822,616 in the Third Quarter FY 2018 from $470,725 in the Third Quarter FY 2017.

Net interest expense in the Third Quarter FY 2018 increased $199,598 (33%) to $802,272 from $602,674 in the Third Quarter FY 2017.

Our net loss for the Third Quarter FY 2018 increased $587,814 to $1,661,534 from $1,073,720 in the Third Quarter FY 2017.

Liquidity and Capital Resources

We had cash of approximately $1,178,000 and $256,000 as of November 30, 2017, and February 28, 2017, respectively.  We had a working capital deficit at November 30, 2017, and February 28, 2017 of $56,107,466 and $52,809,884, respectively. The working capital deficit includes notes payable and accrued interest to related parties of $30,364,278 and $29,669,693 as of November 30 and February 28, 2017, respectively.

Net cash used in operations for the nine months ended November 30, 2017, was $3,123,197, an increase of $2,370,892 from the comparable period in the prior fiscal year. Net cash used in investing activities consists of our investment of $250,000 in our Chinese joint venture. Net cash provided by financing activities during the nine months ended November 30, 2017, was $4,295,481, resulting from net proceeds from notes payable of $2,295,481, the issuance of common stock for $1,000,000, and an investor advance of $1,000,000.

There were no acquisitions of property and equipment in the Nine months FY 2018 or the Nine months FY 2017.

Accrued expenses as of November 30, 2017 increased $1,000,319 to $6,939,570 from $5,939,251 as of February 28, 2017. Approximately $1,335,000 of accrued expenses is salaries accrued but unpaid to certain employees and ex-employees due to a lack of resources, and approximately $500,000 is accrued but unused vacation time earned by employees.

Net proceeds from the issuance of debt totaled $2,295,481 in the nine months FY 2018, compared with $841,504 in the nine months FY 2017. As of November 30, 2017, the total amount owing a board member is $14,982,040 plus accrued interest of approximately $10,010,053. We also owe another Board member a total of $5,288,081 plus accrued interest of approximately $3,217,903. If the Board members were to demand repayment, we do not currently have the resources to make the payments.

The Company had a deficit of $55,853,966 in shareholders’ equity as of November 30, 2017, compared to $52,806,384 as of February 28, 2017.

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

Capital Transactions

During the nine months ended November 30, 2017, we issued 5,000,000 shares of common stock for $1,000,000 in conjunction with our Chinese Joint Venture, we issued 5,116,959 shares of common stock valued at $665,204 as part of a settlement agreement, and we issued 2,500,000 shares of common stock valued at $325,000 in connection with a consulting agreement.

During the nine months ended November 30, 2016, we issued 950,000 shares of common stock to settle a note payable balance of $150,000 plus accrued interest of $15,588.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended November 30, 2017, which have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

During the quarter ended November 30, 2017, we did not issue any shares of common stock.

All of the sales of unregistered securities are believed to be exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 as these offerings were a private placement to a limited number of qualified investors without public solicitation or advertising.

ITEM 3. Defaults Upon Senior Securities.

We have commitments to pay investors and lenders $40,553,920 comprising principal and accrued interest on various convertible notes, non-convertible notes and loans payable through November 30, 2017. Due to our lack of financial resources, the Company was unable to make various required principal and interest payments under a number of notes payable, and in 2017, the Company has been successful in restructuring a total of approximately $33.7 million of debt (the “Restructured Debt”) through agreements reached with all of the Company’s secured creditors and the majority of the Company’s unsecured creditors. Pursuant to these restructuring agreements, any and all defaults and penalties with respect to the Restructured Debt have been waived, approximately $9.3 million in accrued interest has been forgiven, and approximately $20.9 million will be converted into approximately 14.1 million shares of the Company’s common stock upon stockholder approval of a 1-for-7 reverse stock split and the election a new board of directors. Prior to the restricting of the Restructured Debt, the Company was in potential default on $13,535,679 of debt. However, as of the date of filing, all notes payable other than $7,289,838 have been restructured and any potential defaults with respect to this restructured amount have been resolved.

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

