Form 10-K
period 2018-02-28
AURA SYSTEMS INC
filed 2018-06-13
CIK 826253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2018

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

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.0001 par value

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

Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of the “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes ☐ No ☒

On August 31, 2017 the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $8,862,587. The aggregate market value has been computed by reference to the last sale price of the stock as quoted on the Pink Sheets quotation system on August 31, 2017. For purposes of this calculation, voting stock held by officers, directors, and affiliates has been excluded.

On May 30, 2018, the Registrant had 41,437,035 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

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

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include the following:

●	Our ability to generate positive cash flow from operations;

●	Our ability to obtain additional financing to fund our operations;

●	The impact of economic, political and market conditions on us and our customers;

●	The impact of unfavorable results of legal proceedings;

●	Our exposure to potential liability arising from possible errors and omissions, breach of fiduciary duty, breach of duty of care, waste of corporate assets and/or similar claims that may be asserted against us;

●	Our ability to compete effectively against competitors offering different technologies;

●	Our business development and operating development;

●	Our expectations of growth in demand for our products; and

●	Other risks described under the heading “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K

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

References in this Report to “we”, “us”, “the Company,” “Aura” or “Aura Systems” means Aura Systems, Inc. As used herein, reference to “fiscal 2019” refers to the fiscal year ended February 28, 2019, reference to “fiscal 2018” refers to the fiscal year ended February 28, 2018, reference to “fiscal 2017” refers to the fiscal year ended February 28, 2017, reference to “fiscal 2016” refers to the fiscal year ended February 29, 2016, reference to “fiscal 2014” refers to the fiscal year ended February 28, 2014, and reference to “fiscal 2015” refers to the fiscal year ended February 28, 2015.

PART I

ITEM 1. BUSINESS

Introduction

The Company, a Delaware corporation, was founded in 1987. The Company designs, assembles, tests and sells our proprietary and patented axial flux induction machine known as the AuraGen® for industrial and commercial applications and the VIPER for military applications (collectively referred to as the “AuraGen”). The Company also designs, tests and sells our proprietary linear-force electromagnetic actuators.

Our patented AuraGen® system –– when applied as a generator –– uses the existing engine of a vehicle (or any other prime mover) to create mechanical energy which is then converted into electric power by our system. Our patented control system is used to deliver such power to the user. When used as an electric motor, our system delivers mechanical power to drive mechanical devices. During the first half of fiscal 2016, the Company significantly reduced operations due to lack of financial resources. During the second half of fiscal 2016, the Company’s operations were completely disrupted when the Company was forced to move from its facilities in Redondo Beach, California to a smaller facility in Stanton, California. During fiscal 2017, the Company suspended its engineering, manufacturing, sales, and marketing activities to focus on renegotiating numerous financial obligations. During fiscal 2018, the Company successfully restructured in excess of $30 million of debt and held its first stockholder meeting since 2011. Subsequent to year end, we have begun once again shipping units.

Traditional induction machines represent a radial flux design and are the workhorse of industry due to their robustness, attractive cost, and easy control. However, radial flux machines are also relatively heavy and bulky. Axial flux induction machines (such as the AuraGen®), on the other hand, have all of the advantages of radial flux machines, but with the advantage of higher energy density. This results in axial flux machines being smaller and lighter yet with equivalent performance. Unlike permanent magnet (“PM”) machines, induction machines do not use any permanent magnets and therefore the controller can change the magnetic (B) fields since generally the magnetic (B) field is proportionate to the voltage divided by the frequency (V/f). It is generally accepted that for PM machines, as machine size grows, the magnetic losses increase proportionately, and partial load efficiency drops. On the other hand, with induction machines, as the machine size grows, magnetic losses do not necessarily grow. Induction drives could offer an advantage when high-performance is desired. The peak efficiency of an induction drive will be somewhat lower than with PM machines, but average efficiency may actually increase.

The history of electric motors reveals that the earliest machines were in fact axial flux machines. However, after the first radial flux machines were demonstrated in the early 1900’s, such machines were accepted as mainstream configuration. The reason for shelving the axial flux machines were multifold and can be summarized as follows: (i) strong axial magnetic attraction force between the stator and the rotor, (ii) fabrication difficulties such as cutting the slots in laminated cores, (iii) high cost involved in manufacturing the laminated stator core, (iv) difficulties in assembling the machine and maintaining a uniform air gap and (v) providing a laminated rotor that can stand the large centrifugal forces. Technological developments by Aura show that all of the historical objections for axial flux machines can be addressed with recent developments in the design of such machines, as well as, the design of the proper manufacturing processes and tooling.

The issue of the strong axial magnetic attraction force between the stator and the rotor was addressed by Aura’s patented approach of using a topology of two stators and a rotor sandwiched between them. This has been disclosed in Aura’s U.S. Patent 5,734,217 (March 1998), which expired in March 2018, and U.S. Patent 6,157,175 (Dec. 2000). In addition to other benefits, the topology is such that the axial forces on the bearings are very small and negligible.

The Company has also developed a cast rotor for the axial flux machine as described in U.S. Patents 5,734,217 and 6,157,175. This rotor does not require any laminates and provides the structural integrity to withstand very large centrifugal forces, while at the same time provides the proper electric and magnetic properties.

Aura’s US Patent 8,955,624 (February 2015) teaches a method for retrofitting a vehicle to transfer mechanical power out of the engine compartment. This is essential for vehicles that don’t have sufficient space in the engine compartment for Aura’s axial flux induction generator.

The issues of fabrication difficulties and the high cost involved in manufacturing of the laminated stator cores were resolved years ago by the Company using a technique involving punching the slots while rolling the steel. This approach creates a continuous punched steel ribbon at a cost that is lower than the traditional punched laminates because less material is wasted. The equipment required uses a closed loop control system that controls a precision step-motor and a punching press. Over the past 10 years, we have delivered thousands of units of our induction axial flux machines in the 5-16kW range and have not encountered technical issues that would appear to affect the use of the same techniques in any other size induction axial flux machines. Many manufacturers of PM axial flux machines, including Aura, have resolved the issues regarding difficulties in assembling the machine and maintaining a uniform air gap. Therefore, this is no longer an issue.

As described above, the Company developed the technology and manufacturing processes to overcome the traditional objections to axial flux machines. Once we resolved the historical issues relating to the axial flux approach as described above, the next step was to develop a smart control system that provided for a total variable speed solution. A complete power generation system based on Aura’s axial flux generator and Aura’s unique smart controller is disclosed in Aura’s U.S. Patent 6,700,214 (March 2, 2004). Finally, Aura’s U.S. Patent 6,700,802 (March 2, 2004) disclosed a method where power from multi sources can be added to handle sudden power spikes such those that occur when a compressor, motor, or pump is turned on. In addition, patent 6,700,802 provides a very unique method (bi-directional power supply) for uninterrupted seamless transition from generator power to battery pack power and back to generator power.

The AuraGen® system is composed of three primary subsystems (i) the patented axial flux alternator, (ii) the electronic control unit (“ECU”) and (iii) mounting kit that is a mechanical interface between the alternator and the prime mover. The architecture of our patented ECU is designed to separate the power generation from the power user, thus creating a flexible system that can support multi voltages simultaneously. The system architecture is based on having a direct current (“DC”) power bus that is used to excite the alternator and also to collect energy from the alternator. The user loads are supported from the power bus and not directly from the alternator. This immediately leads to a load following design where the demand on the alternator at any moment in time is equal to the demanded user load (up to the maximum alternator power capabilities). In addition, the output power is constructed from the power bus with either a PWM based inverter for alternating current (“AC”) output, and/or, a unique patented bi direction power supply (“BDPS”) that acts as a DC to DC converter to provide different DC voltages as an output. The BDPS provides the capability of adding power to the bus from a DC source such as batteries whenever sudden spikes or demands occur. The BDPS also provides the seamless transition to maintain the power bus when the prime mover is turned off (batteries are used to support the power bus).

After a lengthy development period, the Company began commercializing the AuraGen® in late 1999 and early 2000. Our first commercial product was a 5,000-watt 120/240V AC machine, in 2001; we subsequently added an 8,000-watt configuration and also introduced the BDPS that allowed us to provide simultaneously an AC/DC solution. In fiscal 2008, the Company introduced a system that generates up to 16,000-watts of continuous power by combining two 8,000 watts’ systems (dual system) and in fiscal 2010 introduced the TanGen system that combines two 8,000 watts systems on a single output shaft (two rotors on a single shaft). In May 2018, the Company demonstrated a new system that generates up to 15,000-watts of continuous power via a single system (as opposed to requiring a duel system) with the same small physical footprint as the 8,000 watts solution.

As described above, the focus on mobile power applications requires an interface kit to the prime mover. Many of our applications are such that the AuraGen/VIPER is driven directly from a truck or SUV engine. The Company now has configurations available for more than 90 different engine types, including a majority of models of General Motors and Ford, some Chrysler models and numerous other engine models made by International, Isuzu, Nissan, Hino (Toyota), Mitsubishi, Caterpillar, Detroit Diesel, Cummins, and Freightliner. In addition, the Company has interface kits for numerous model of military HMMWV, as well as other military vehicles. Also, starting in fiscal 2008, the AuraGen/VIPER was installed on a number of U.S. Navy boats and on a number of the U.S. Coast Guard 44 ft. patrol boats. In addition to the usage of the vehicle engine as the prime mover, the Company has also developed numerous Power-Take-Off (“PTO”) interface kits for many different vehicle platforms.

Starting in early 2017, the Company began reexamining its strategic approach to the market and has identified key areas upon which to initially focus as the Company restarts operations. The markets available for AuraGen® products are both vertical and horizontal in nature and cover numerous industries and applications worldwide. As such, the Company has developed a strategy focused on the formation of international joint ventures and other strategic partnerships to address local markets and needs. The first such joint venture, Jiangsu Shengfeng Mobile Power Technology Co., Ltd. (“Jiangsu Shengfeng”), was entered into during 2017 to address the Chinese market. Under the Jiangsu Shengfeng joint venture agreement, Aura owns 49% of the venture and our Chinese partner owns 51%. The Chinese partner contributed approximately $9.25 million to the venture –– principally in the form of facilities and equipment as wells as approximately $500,000 in cash. The Company contributed $250,000 in cash as well as a limited license to the joint venture to manufacture, sell and service the AuraGen® products within China. The limited license sold to the Jiangsu Shengfeng joint venture, however, does not permit Jiangsu Shengfeng to manufacture the AuraGen® rotor; rather, the joint venture is required to purchase all rotor subassemblies as well as certain software elements directly from the Company. Jiangsu Shengfeng’s board of directors consists of three members appointed by the Company and three appointed by our Chinese partner; Jiangsu Shengfeng’s CEO is appointed by our Chinese partner while its CFO and director for quality assurance and control are appointed by Aura.

Business Arrangements

During the first half of fiscal 2016, the Company significantly reduced operations due to lack of financial resources. During the second half of fiscal 2016, the Company’s operations were disrupted when the Company was forced to move from its facilities in Redondo Beach, California to a smaller facility in Stanton, California. Operations during the second half of fiscal 2016 were sporadic. During fiscal 2017 and fiscal 2018, the Company suspended its engineering, manufacturing, sales, and marketing activities to focus on renegotiating numerous financial obligations. During this time, the Company’s agreements with numerous customers, third party vendors, and organizations and entities material to the operation of the Company business were canceled, delayed or terminated. During fiscal 2018, the Company successfully restructured in excess of $30 million of debt and, subsequent to year end, we have once again begun fulfilling orders.

In March 2017, the Company signed a joint venture agreement with a Chinese company to build, service and distribute AuraGen® products in China. The Chinese partner owns 51% of the joint venture and the Company owns 49%. The Chinese partner contributed approximately $9.75 million to the venture principally in the form of facilities, equipment, and approximately $500,000 of working capital while the Company contributed $250,000 in cash as well as a limited license. The limited license sold to the joint venture, however, does not permit the venture to manufacture the AuraGen® rotor; rather, the joint venture is required to purchase all rotor subassemblies as well as certain software elements directly from the Company.

The AuraGen®/VIPER

The AuraGen® is composed of three basic subsystems. The first subsystem is the axial flux induction generator that is bolted to, and driven by, the vehicle's engine, PTO, or any other prime mover. The second subsystem is the ECU, which filters and conditions the electricity to provide clean, steady voltages for both AC and DC power, and provides for variable speed applications as well as load following for increased efficiency. The third subsystem consists of mounting brackets and supporting components for installation and integration of the generator with the vehicle engine, PTO, or the prime mover.

Currently, the Company has power solutions for four continuous power levels: (a) 5,000 watts; (b) 8,000 watts; (c) 16,000 watts via a duel TanGen system and; (d) 15,000 watts via a single system. All the AC power is pure sine wave with total harmonic distortion of less than 2.1% and is available in 120 VAC and/or 230/240 VAC as well as 50/60 Hz and either single or three phases. In addition, the power generated on all models can be partitioned to provide simultaneous AC and 14 or 28 VDC. The AuraGen® power levels can be generated as the prime mover speed varies from idle to maximum rated speed. The VIPER (the military version of the AuraGen® system) includes as an option a complete power management system which (i) monitors in real time the batteries’ voltage and temperature, (ii) provides a partition of the power between AC and DC simultaneously with the ability to be programmed from all AC to all DC, (iii) monitors the RPM of the generator, (iv) monitors the temperatures of the generator and the ECU, (v) monitors the raw power generated, (vi) monitors both the AC and DC loads as to voltage and current, (vii) provides programming of load prioritization and load shedding, and (viii) monitors the voltage of the internal 400-800 VDC bus.

Mobile and Remote (not power grid connected) Power Industry

The mobile and remote power generation market is large and growing. There are four basic market segments (i) military, (ii) stationary but remote commercial/industrial, (iii) mobile commercial/industrial, and (iv) hybrid, electric and autonomous vehicles. The military market place is also divided between mobile and stationary applications.

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

The traditional available solutions for mobile and remote power users are:

●	Gensets (AKA APUs), Gensets are standalone power generation units that are not incorporated into a vehicle and require external fuel, either gasoline or diesel, in order to generate electricity. Gensets (i) are generally noisy and cumbersome to transport because of their weight and size, (ii) typically run at constant speed to generate 50 or 60 Hz of AC power, (iii) must be operated at a significant part of the rated power to avoid wet staking, (iv) are significantly derated in the presence of harmonics in the loads and (v) require significant scheduled maintenance and service. Genset technology has been utilized since the 1950s.

●	High-Output Alternators, High-output alternators are traditionally found in trucks and commercial vehicles and the vehicle’s engine is used as the prime mover. All high-output alternators provide their rated power at very high RPM and significantly less power at lower RPM. In addition, high-output alternators are generally only 30% efficient at the low RPM range and increase to 50% efficiency at the high end of the RPM range. The power generated by high-output alternators is 12 or 24 Volt DC and an inverter is required if AC power is needed. In addition, due to the low power output at low RPMs, in order to get significant power, a throttle controller is used to speed-up the engine.

●	Inverters, Inverters are devices that invert DC to AC. Inverters as mobile power generators are traditionally used in low power requirements, typically less than 2,500 watts, and do not have the ability to recharge the batteries that are traditionally used as the source of power. Thus, typical inverter users require other means to recharge the used batteries such as “shore-power” or gensets. More recently dynamic inverters became available. Dynamic inverters use power from the alternator to augment power from the batteries and are able to achieve power levels in excess of 6,000 watts. Dynamic inverters introduce significant stresses on both the batteries and alternators, which causes significant life shortening for both. When the inverter is turned on, the alternator is switched off from the vehicle battery and tied into a transformer that uses electronic controls to change the DC alternator inputs to AC inverter output. A separate transformer winding provides battery charging so that fully regulated 120 Volt AC and 12 Volt DC power is available as long as the engine is running at high enough RPM to provide power for the load and the battery charging. All dynamic inverters require a high-output alternator to be able to output significant AC power. As is often the case, the limiting factor is the high-output alternator. In order to get stable output, a very accurate throttle controller is also needed to maintain steady speed on the engine.

●	Permanent-Magnet Alternators. Recently, a number of companies have introduced alternators using exotic permanent magnets. These alternators tend to have higher power generation capabilities than regular alternators at lower engine RPM. In order to be practical in an under-the–hood environment (200[o]F) active cooling must be added, since the magnets are demagnetized at approximately 176[o]F. There are other issues that require an active control system that will add and subtract magnetic field strength as the engine RPM increases. Over 95% of the magnets used for electric machines comes from China and, beginning in 2011, the price of these magnets has sky-rocketed. In addition, China started limiting export of the magnets in order to have sufficient supplies for local consumption.

●	Fuel Cells. Fuel cells are solid-state devices that produce electricity by combining a fuel containing hydrogen with oxygen. They have a wide range of applications and can be used in place of the internal combustion engine and traditional lead-acid and lithium-ion batteries. The most widely deployed fuel cells cost about $2,000 per kilowatt.

●	Batteries. Batteries convert stored chemical energy to electrical.

Competition

The Company is involved in the application of its AuraGen® technology to mobile power and, as such, faces substantial competition from companies offering different technologies.

Gensets AKA APU- Portable generators meet the large market need for auxiliary power. Millions of units per year are sold in North America alone, and millions more across the world to meet market demands for 1 to 20 Kilowatts of portable power. The market for these power levels addresses the commercial, leisure and residential markets, and divides essentially into: (a) higher power, higher quality and higher price commercial level units; and (b) lower power, lower quality and lower price level units. Gensets provide the strongest competition across the widest marketplace for auxiliary power. Onan, Honda and Kohler, among others, are well established and respected brand names in the genset market for higher reliability auxiliary power generation. There are 44 registered genset-manufacturing companies in the United States.

High Output Alternators- There are many High Output Alternator manufacturers. Some of the better known are: Delco-Remy, Bosh, Nippon Densu, Hitachi, Mitsubishi and Prestolite. All alternators provide their rated power at very high RPM and significantly less power at lower RPM. In addition, alternators are generally only 30% efficient at the low RPM range and increase to 50% efficiency at the high RPM range. The AuraGen® end to end system (including mechanical linkages, belt and electronics) is over 85%5 efficient at low and moderate RPM ranges and is approximately 80%80 efficient at the very high RPM range (at very high RPM windage is the major lose).

Inverters-There are many inverter manufacturers; across the globe the best known one is Xentrex. The pricing of industrial grade sine wave inverters is approximately $700-850 per kilowatt plus the cost of a high output alternator ($1,000) and a good throttle controller ($250-500).

Permanent-Magnet (“PM”) alternators. -A number of companies have introduced alternators using exotic NdFeB magnets (UQM technologies is one of the better known). These alternators tend to have higher power generation capabilities than regular alternators at lower RPM. Unfortunately, PM machines with NdFeB magnets are very sensitive to temperature and, unlike the AuraGen, cannot survive the typical under-the-hood environment (200oF+). In order to apply such devices for automotive applications one must add expensive and cumbersome active cooling since the magnets are demagnetized at approximately (176oF). To date, such machines have been used mostly in wind-power generation applications.

In addition to the temperature challenges of such machines, there are other issues involving active control of the magnetic field. The main disadvantage of PM generators is the difficulty of output voltage regulation to compensate for speed and load variation due to the lack of a simple means of field control.

Finally, PM machines are significantly more expensive than induction machines. Most of the material coming from China. In addition to the recent price increase, the Chinese government has historically used Nd as a political weapon, thus causing the US government and others to look for alternative solutions that do not use Nd magnets. Clearly the Aura solution is a great alternative to any PM solution.

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

Axco in Finland briefly introduced axial flux machines similar to Aura’s. However, Axco stopped its pursuit of patent protection in the U.S. when they discovered Aura’s patents. Furthermore, one of Axco scientist cites Aura’s approach in his PhD dissertation. Axco business is currently focused on large permanent magnets applications mostly related to large windmills.

Evans electric in Australia has recently introduced an axial flux machine with a complete conductive rotor. Such a machine was first introduced by Brinner more than 20 years ago and was abandoned because the rotor lacked the required rigidity to withstand the magnetic and centrifugal forces. The Brinner machine is cited in Aura’s patents.

Transport Refrigeration (“TRU”)- The main competitors for the all-electric TRU are traditional diesel-based solutions provided by Thermo-king and Carrier. The diesel based comparable systems provided by Thermo-king and Carrier are somewhat less expensive than our AuraGen® all-electric solution, however the diesel solutions require frequent maintenance and the utilization of a separate diesel engine that consumes considerable fuel every operating hour. In addition, the diesel solutions emit harmful emissions that have been recognized by the U.S. Environmental Protection Agency, California’s Air Resource Board and others as dangerous pollutants and are increasingly subject to federal and state regulations.

The economic and environmental benefits of the AuraGen® solution are greatly amplified in transport refrigeration applications where a separate diesel engine is eliminated. An analysis of our solution for large refrigeration trucks (117,000 trucks across the nation) shows potential annual savings in excess of 26,000 tons of NMHC +NOx, 23,000 tons of CO and over to 1,400 tons of PM. The diesel fuel savings exceed 100,000,000 annual gallons. The above numbers are very conservative since they reflect: (i) the assumption that all refrigeration diesel engines already meet the Tier 4 EPA requirements and (ii) that there are no additional savings from idle reductions. Both assumptions are used as a lower bound for the anticipated savings.

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

Competitive Advantages of the AuraGen®

We believe the AuraGen® system to be a superior product due to its convenience, cost efficiency, fuel efficiency, reliability, flexibility in power output, quality of the electricity generated, and its ability to provide the full power at variable speeds as well as provide load following architecture.

●	Smaller Size and Weight. The AuraGen’s® patented breakthrough design is more than 50% smaller and lighter as compared to traditional solutions of comparative output. This ultra-compact design allows the AuraGen® to reside “under-the-hood” of most vehicles and to be powered by a vehicle’s primary engine or power takeoff “PTO”. In comparison, traditional solutions are too large and bulky to be integrated directly into most vehicles and, therefore, require their own independent power source.

●	Higher Efficiency. The AuraGen® power solution is also more efficient than traditional solutions. due to the significant increase in efficiency of the AuraGen® design over conventional designs Traditional alternators, for example, are at best 50% efficient and require approximately 1 gallon of fuel per each 7.6 kW-hr. The AuraGen® system in comparison is approximately 85%5 efficient and requires approximately only 1 gallon of fuel per each 15.9 kW-hr. Thus, given a need for 10 kW of power, for example, the traditional solution will require approximately 1.3 gallons per hour of fuel while the AuraGen® solution will require only 0.63 gallons per hour for the same output.

The AuraGen® solution is also a load-following solution that further increases efficiency. A load following solution is able to adjust the amount of power output generated at any one moment to mirror the immediate demand. This is an important characteristic as power demands generally fluctuate (sometimes dramatically). Traditional solutions, in comparison, are not load-following and simply provide power at their maximum output rating at all times, irrespective of demand. By producing only that amount of power necessary to meet actual demand, however, the AuraGen® becomes especially efficient whenever less than maximum power output is required.

●	Variable Speed. The AuraGen® solution provides full power at near idol. This means that, unlike most other traditional systems, the AuraGen® system’s ability to provide users with full power is largely independent of the speed of the prime mover. The ability to operate at variable speed makes the Aura solution very attractive when the speed of the prime mover varies and is unpredictable, such as in automotive applications. The variable speed solution is a direct consequence of our system architecture where we separated the power generation from the power delivery by the power bus.

●	Earth-Forward, Green Technology. The AuraGen® system is significantly more environmentally-friendly than traditional generator and mobile power technology. Because of its extreme efficiency and resulting small size, the AuraGen® system utilizes fewer resources to manufacture. Moreover, the AuraGen® uses a vehicle’s primary automotive engine, which is already highly regulated for environmental protection. Traditional mobile power solutions, in comparison, use small, less efficient, auxiliary engines that produce significantly higher levels of emissions per unit of power output than the automobile engine.

In applications, such as transport refrigeration, use of the AuraGen® system eliminates the need for a separate auxiliary diesel engine to run the refrigeration unit; because these auxiliary diesel engines are highly pollutive as to both emissions and noise, the AuraGen® has the potential to meaningfully impact air and noise pollution levels in areas where it is employed.

●	Durability; No Scheduled Maintenance. The AuraGen® is not sensitive to temperature or altitude variations and generates the rated power at or near idle engine RPM. The AuraGen® also does not require scheduled maintenance and is offered with a three-year warranty, compared to the typical one-year warranty available for traditional solutions.

Targeted Markets

It is only recently that the Company has started to reexamine and identify key markets upon which to initially focus as the Company plans to restart operations.

(i) A key element of our business plan is focused on electric transport refrigeration. The market is well understood and both social and economic forces are providing an unprecedented opportunity to gain significant market share. Our immediate focus is on 20-k BTU/hr. midsize trucks and the 50-k BTU/hr. trailers.

(ii) Another element of our business plan is focused on our mobile power solution for military applications around the globe.

(iii) We also plan to seek joint venture opportunities similar to the agreement we recently entered in China to explore other international opportunities.

Facilities, Manufacturing Process and Suppliers

During fiscal 2018, our facilities consisted of approximately 20,000 square feet in Stanton, California and an additional storage facility for existing inventory. The Stanton facility is used for some assembly and testing of AuraGen/VIPER systems and is rented on a month-to-month basis. The rent for the Stanton facility is $10,000 per month and the storage facility is an additional $5,000 per month. Our current Stanton facility is not sufficient to support the expected operations and the Company is currently looking for a new facility to be used for production, testing, and engineering as well as needed office space for support staff.

Our Jiangsu Shengfeng joint venture, of which the Company owns 49% and as further described in “Business—Introduction”, owns facilities of approximately 400,000 square feet, consisting of approximately 200,000 square feet of manufacturing space and 200,000 square feet of general office and engineering space. The Jiangsu Shengfeng facilities are fully paid for and there is no monthly or annual rent associated with these facilities.

As the Company is gearing up operations again, we need to renew relationships and contracts with our suppliers or locate suitable new suppliers for subassemblies and other components. Recently, the Company entered into discussions with several of its prior suppliers and is in the process of negotiating settlements of old payables and arranging new supply contracts.

Research and Development

We believe that ongoing research and development is important to the success of our product in order to utilize the most recent technology, develop additional products and additional uses for existing products, stay current with changes in vehicle manufacture and design and maintain an ongoing advantage over potential competition. Our engineering, research and development costs for fiscal 2018 were approximately $100,000 compared to approximately $30,000 in fiscal 2017.

We stopped practically all research and development in fiscal 2017 and fiscal 2018 due to severe cash shortfall; however, we did redesign our Electronic Control Unit (“ECU”) to include the latest state-of-the-art power electronics and processors. Subsequent to year end, we also introduced a new 15,000-watt5 single unit AuraGen® system which offers15,000 watts of power with the rated power at the same size and weight of our physical envelope as the 8-kW solution.

We set a modest budget of approximately $750,000 for research and development in fiscal 2019 and based on our anticipated resources. We believe that ongoing research and development is important to the success of our product in order to utilize the most recent technology, develop additional products and additional uses for existing products, stay current with changes in vehicle manufacture and design and maintain an ongoing advantage over potential competition.

Patents and Intellectual Property

Our intellectual property portfolio consists of trademarks, proprietary know-how, trade secrets, and patents.

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

We hold the following patents: Nos. 5,734,217; 6,157,175; 6,700,214; 6,700,802; 8,955,624; with expiration dates in 2018, 2020, 2024,2024 and 2032 respectively. A provisional patent for a water-cooled AuraGen® was granted in March 2013.

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

At the end of fiscal 2013 and the first quarter of fiscal 2014, we filed five new patent applications related to the AuraGen®. These new patent applications are specifically designed to cover the (i) integration of the AuraGen® power solution with transport refrigeration, (ii) the interface kit of the AuraGen® with prime movers, (iii) a water cooled AuraGen® solution for situations where ventilation is not available, (iv) a unique cable system with safety protection to transfer high power between two moving objects, and (v) a unique clamping of power electronic components to heat sink to ensure good thermal conductivity.

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

Employees

As of the date of this filing, the Company has approximately four full-time equivalent employees. Additionally, the Company engages several independent contractors to support various technical developments. The independent contractors are used on an as-need basis.

Significant Customers

We have no significant customers at this time. However, the Company has an initial commitment of approximately $1.25 million to deliver AuraGen® systems and components in 2018. Although we had no sales during the 2018 fiscal year, subsequent to year-end, we have begun fulfilling orders and, as of the date of this filing, have already shipped approximately a dozen units.

Backlog

There are no significant customers as of the date of the filing of this Annual Report on Form 10-K. However, the Company has an initial order of AuraGen® systems and components representing approximately $1.25 million and deliverable during2018. Management believes that now that the Company is operating again, a significant backlog will develop. No assurances, however, can be given how long it will take the Company, if at all, to develop a significant backlog.

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

We will need additional capital in the future to meet our obligations and financing may not be available. During fiscal 2018, the Company suspended its engineering, manufacturing, sales, and marketing activities to focus on renegotiating numerous financial obligations. If we cannot obtain additional capital, we will not be able to recommence our operations.

As a result of our operating losses, we have financed our operations through sales of our debt and equity securities. During the first half of fiscal 2016, the Company significantly reduced operations due to lack of financial resources. During the second half of fiscal 2016, the Company’s operations were disrupted when the Company was forced to move from its facilities in Redondo Beach, California to a smaller facility in Stanton, California. During fiscal 2017 and fiscal 2018, the Company suspended its engineering, manufacturing, sales, and marketing activities to focus on renegotiating numerous financial obligations. While we plan to recommence operations, expand sales and marketing and improve operations, we continue to operate at negative cash flow. Our ability to continue as a going concern is dependent upon our ability to obtain additional operating capital and generating sufficient operating cash flow. If we are unable to obtain additional funding as and when we need it, we will not be able to recommence operations or undertake our planned expansion.

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

Our business is dependent upon sales generated from our AuraGen®/VIPER family of products. This product line utilizes advanced technology and has only recently begun being used in the marketplace for selected applications. We are dependent on the broad acceptance by businesses and industry of our products. Because the market for our product line is emerging, the potential size of this market and the timing of its development cannot be predicted. A significant market may fail to develop, or it may develop more slowly than we anticipate, either of which will have a material adverse effect on our business and results of operations.

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

We have been named as a party in various legal proceedings, and we may be named in additional litigation, all of which will require significant management time and attention, result in significant legal expenses and may result in an unfavorable outcome, which could have a material adverse effect on our business, operating results and financial condition.

We are and may become subject to various legal proceedings and claims that arise in or outside the ordinary course of business. Certain current lawsuits and pending proceedings are described under Part I, Item 3. “Legal Proceedings.”

The results of these lawsuits and future legal proceedings cannot be predicted with certainty. Also, our insurance coverage may be insufficient, our assets may be insufficient to cover any amounts that exceed our insurance coverage, and we may have to pay damage awards or otherwise may enter into settlement arrangements in connection with such claims. Any such payments or settlement arrangements in current or future litigation could have a material adverse effect on our business, operating results or financial condition. Even if the plaintiffs’ claims are not successful, current future litigation could result in substantial costs and significantly and adversely impact our reputation and divert management’s attention and resources, which could have a material adverse effect on our business, operating results or financial condition. In addition, such lawsuits may make it more difficult to finance our operations.

We are currently party to litigation with one of our directors relating to approximately $5.4 million and approximately 3.15 million warrants which the director claims are owed to him and his affiliates. An adverse ruling on these claims in this litigation would materially and adversely affect our business results or operating and financial condition, dilute our shareholders’ equity interests in the Company and could adversely effect our stock price.

The Company is presently engaged in a dispute with one of its former directors, Robert Kopple, relating to approximately $5.4 million and approximately 3.15 million warrants which Mr. Kopple claims to be owed to him and his affiliates by the Company. In July 2017, Mr. Kopple filed suit against the Company as well as against the then other present and former members of the Board of Directors in connection with these allegations. The Company believes that it has valid defenses in these matters and believes that no warrants are due to Mr. Kopple or his affiliates. The Company intends to vigorously defend against these claims. However, if Mr. Kopple were to prevail, an adverse ruling on these claims would materially and adversely affect our business results or operating and financial condition, dilute our shareholders’ equity interests in the Company and could adversely affect our stock price. See Item 3. “Legal Proceedings”, “Liquidity and Capital Resources” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K for additional information regarding the transactions under dispute.

Our business is not diversified. If we cannot increase market acceptance of our products, modify our products and services, or compete with new technologies, we may never be profitable.

We currently focus all of our resources on the successful commercialization of the AuraGen® family of products. Because we have elected to focus our business on a single product line rather than diversifying into other areas, our success will be dependent upon the commercial success of these products. If we are unable to increase market acceptance of our products, if we are unable to modify our products and services on a timely basis so that we lose customers, or if new technologies make our technology obsolete, we may never be profitable.

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

We currently have a limited capability to manufacture most of the AuraGen® components on a commercial scale. Therefore, we rely extensively on subcontracts with third party manufacturers for such components. The use of third party manufacturers increases the risk of delay of shipments to our customers and increases the risk of higher costs if our manufacturers are not available when required. Our suppliers and manufacturers may not supply us with a sufficient amount of components or components of adequate quality, which would delay production of our product. We do not have written agreements with any suppliers. Furthermore, those suppliers who make our more technically difficult components may not be easily replaced. Any of these disruptions in the supply of components could have a material adverse effect on our business or results of operations.

Although we generally aim to use standard parts and components for our products, some of our components are currently available only from limited sources.

We may experience delays in production of the AuraGen® if we fail to identify alternate vendors, or if any parts supply is interrupted or reduced or if there is a significant increase in production costs, each of which could materially adversely and affect our business and operations.

We will need to renew sources of component supplies to meet increases in demand for the AuraGen®. There is no assurance that our suppliers can or will supply the components to us on favorable terms or at all.

As we recommence our operations and in order to meet demand for AuraGen® systems, we will need to renew contracts with our prior manufacturers and suppliers or locate other suitable manufacturers and suppliers for subassemblies and other components. Recently, we entered into discussions with several of our prior suppliers and we are in the process of negotiating settlements of old payables and arranging new supply contracts. Although we believe that there are a number of potential manufacturers and suppliers of the components, we cannot guarantee that contracts for components can be obtained on favorable terms or at all. Any material adverse change in terms of the purchase of these components could increase our cost of goods.

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

Trading on the OTC Markets is volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares.

Our common stock is quoted on the Pink Sheets of the OTC Markets. Trading in stock quoted on the OTC Markets is often thin and characterized by wide fluctuations in trading prices, due to many factors, some of which may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Markets is not a stock exchange, and trading of securities on the OTC Markets is often more sporadic than the trading of securities listed on a quotation system like NASDAQ or a stock exchange like the New York Stock Exchange. These factors may result in investors having difficulty reselling any shares of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Our current facilities consist of approximately 20,000 square feet in Stanton, California and an additional storage facility in Canyon Country, California for existing inventory. The Stanton facility is currently used for some assembly and testing of AuraGen® systems. The facility is rented on a month-to-month basis. The rent for the Stanton facility is $10,000 per month and the storage facility is additional $5,000 per month. Our current Stanton facility is not sufficient to support the expected operations in 2018. Accordingly, the Company is currently looking for a new facility that would be used for production, testing, and engineering as well as needed office space for support staff.

Our Jiangsu Shengfeng joint venture, of which the Company owns 49% and as further described in “Business—Introduction”, owns facilities of approximately 400,000 square feet, consisting of approximately 200,000 square feet of manufacturing space and 200,000 square feet of general office and engineering space. The Jiangsu Shengfeng facilities are fully paid for and there is no monthly or annual rent associated with these facilities.

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

In November 2016, the Company was sued by a former customer for approximately $111,712 relating to an alleged failure by the Company to partially deliver against an advanced payment. In February 2018 a settlement was reached between the Company and the supplier and the lawsuit was dismissed.

In 2016, the Company was sued by a former employee for a work-related injury. In 2017 a settlement was reached, and the lawsuit was dismissed.

In 2017, the Company’s former COO was awarded approximately $238,000 in accrued salary and related charges by the California labor board. The Company believes that this award does not reflect the amount owed which is significantly lower and is exploring all its options and available remedies and is working toward an offer to settle this matter.

The Company and the Company’s Chief Executive Officer, Melvin Gagerman, are among several defendants named in a lawsuit filed by two secured creditors demanding repayment of loans totaling $125,000 plus accrued interest and exemplary damages. In January 2017, the Company entered into an agreement with all secured creditors other than the two plaintiffs. However, because secured creditors holding in excess of 97% of the issuable stock upon conversion have executed the agreement, the agreement is binding on all of the secured creditors, including the two plaintiffs. That agreement, among other provisions, waives all past events of default. It is the Company’s position that the two plaintiffs are not entitled to any payment or other relief at this time and therefore that they have no valid claim against the Company or Mr. Gagerman. In March 2017, plaintiffs moved for partial summary adjudication against the Company and Mr. Gagerman; however, the Court denied plaintiff’s motion. Thereafter, the Court sustained demurrers by Mr. Gagerman and the Company; as a result of these successful demurrers, in February, /2017. Mr. Gagerman was dismissed from the suit altogether and all claims against the Company but one have been dismissed by the Court as well.

The Company is presently engaged in a dispute with one of its former directors, Robert Kopple, relating to approximately $5.4 million and approximately 3.15 million warrants which Mr. Kopple claims to be owed to him and his affiliates by the Company. In July 2017, Mr. Kopple filed suit against the Company as well as against current director Mr. Diaz-Verson and former directors Mr. Breslow and Mr. Howsmon, as well as Mr. Gagerman the current CEO (not a director) in connection with these allegations. In February 2018, the Court sustained the defendants’ demurrer to the complaint and Mr. Kopple was forced to amend the complaint in an attempt to correct the various deficiencies. The defendants do not believe that Mr. Kopple’s amendment, however, was sufficient and have demurred once more. The Company believes that it has valid defenses in these matters and intends to vigorously defend against these claims. See “Liquidity and Capital Resources” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K for additional information regarding the transactions under dispute with Mr. Kopple.

In April 2018, the Company filed suit against its former counsel, Kilpatrick Townsend& Stockton LLP relating to various acts of malpractice and breach of fiduciary duty committed by the firm in connection with its representation of Aura.

In February 2018, the Company failed to issue approximately 2.3 million shares of stock contractually owed to BetterSea, LLC (“BetterSea”), one of the Company’s principal technical advisors. Subsequent to year end, on or about March 27, 2018, the Company’s then Board of Directors attempted to terminate BetterSea in violation of the contract previously entered into between the Company and BetterSea and sought to further prevent the issuance of the stock issuable to BetterSea. As of the date of this filing, the Company has not yet issued the required stock to BetterSea, despite multiple demands. The Company, however, intends to issue BetterSea all stock due under its contract and is presently working toward reaching a settlement with BetterSea.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our shares are quoted on the Pink Sheets operated by OTC Markets, Inc. under the symbol “AUSI”. Set forth below are high and low bid prices for our common stock for each quarterly period in the two most recent fiscal years. Such quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not necessarily represent actual transactions in the common stock. On February 14, 2018, we effectuated a one-for-seven reverse stock split. All stock price amounts have been retroactively adjusted to reflect the one-for-seven reverse stock split. We had 6,279 stockholders of record as of May31, 2018.

Period	High	Low

Fiscal 2017
First Quarter ended May 31, 2016	$1.33	$0.357
Second Quarter ended August 31, 2016	$0.84	$0.385
Third Quarter ended November 30, 2016	$0.70	$0.245
Fourth Quarter ended February 28, 2017	$1.47	$0.105

Fiscal 2018
First Quarter ended May 31, 2017	$1.26	$0.77
Second Quarter ended August 31, 2017	$1.19	$0.49
Third Quarter ended November 30, 2017	$0.91	$0.42
Fourth Quarter ended February 28, 2018	$1.40	$0.84

On May 31, 2018, the reported closing sales price for our common stock was $0.18.

Dividend Policy

We have not paid any dividends on our common stock and we do not anticipate paying any dividends on our common stock in the foreseeable future.

Sales of Unregistered Securities

At February 28, 2018 and February 28, 2017, we had 150,000,000 shares of $0.0001 par value common stock authorized for issuance. During the year ended February 28, 2018 the Company issued:

●	1,428,572 shares of common stock for $2,000,000,

●	19,963,767 shares of common stock in settlement valued at $18,469,574,

●	928,572 shares of common stock for services valued at $885,000 at the market value on the issuance dates

●	2,653,061 shares of common stock for a subscription receivable of $1,300,000, and

●	178,571 shares of common stock in settlement of $175,000 of accounts payable

Subscription receivable consists of a $1.3 million receivable for 2,653,061 shares of the Company's common stock from a greater than 30% shareholder. Per the terms of the settlement agreement with Mr. Lowy, as soon as the Company shareholders approved the 7:1 reverse split and elected a new Board of Directors, Mr. Lowy was to provide the Company with the additional $1.3 million. The shareholders approved the reverse split and elected a new Board of Directors on January 11, 2018. The Company issued to Mr. Lowy 2,653,061 shares of common stock on February 28, 2018, and as of June 5, 2018, the Company has received $1,000,000 of this receivable.

During the year ended February 28, 2017 we issued 135,714 shares of common stock in settlement of a note payable in the amount of $150,000 plus accrued interest of $15,288.

Funds raised were for general corporate working capital purposes. All such securities were issued and sold in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, and the certificates representing such securities contain a restrictive legend reflecting the limitations on future transfer of those securities. The offer and sale of these securities was made without public solicitation or advertising. The investors represented to us that they were knowledgeable and sophisticated and were experienced in business and financial matters so as to be capable of evaluating an investment in our securities and were an “accredited investor” within the meaning of Regulation D promulgated under the Securities Act of 1933. Each of these investors was afforded full access to information regarding our business.

Repurchases of Equity Securities

We did not repurchase any shares of our common stock during the fourth quarter of fiscal 2018.

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

Overview

During the first half of fiscal 2016, the Company significantly reduced operations due to lack of financial resources. During the second half of fiscal 2016, the Company’s operations were disrupted when the Company was forced to move from its facilities in Redondo Beach, California to a smaller facility in Stanton, California. Operations during the second half of fiscal 2016 were sporadic. During fiscal 2017 and fiscal 2018, the Company suspended its engineering, manufacturing, sales, and marketing activities to focus on renegotiating numerous financial obligations.

In fiscal 2018, the Company successfully eliminated approximately 68% of its total indebtedness.

Specifically, in fiscal 2018, our secured creditors converted approximately $5.73 million of secured debt into approximately 4.1 million shares of the Company’s common stock. The converted debt represents approximately 80% of the total secured debt of the Company. The balance of the secured debt (the remaining approximate 20%), is to be paid to the secured creditors in cash if the Company raises at least $4.0 million in proceeds through new equity offerings. Additionally, in fiscal 2018, approximately 12.77 million of unsecured debt was converted into approximately 9.3 million shares of the Company’s common stock and approximately $12.3 million of unsecured debt was forgiven. In total, during fiscal 2018, the Company therefore eliminated a total of approximately $30.23 million of debt.

As of the date of this filing, Robert Kopple, the Company’s former Vice Chairman of the Board, is the only significant unsecured note holder that has not agreed to restructure his debt. Mr. Kopple claims that he and his affiliates are owed approximately $5.35 million on terms significantly preferable to other similarly-situated unsecured creditors. The Company disputes Mr. Kopple’s claims. See “Item 3. Legal Proceedings” included elsewhere in this Annual Report on Form 10-K for information regarding the dispute with Mr. Kopple regarding these transactions. Mr. Kopple has not accepted the Company’s numerous offers to restructure this debt.

On February 14, 2018, the Company effectuated a one-for-seven reverse stock split.

The Company is planning to restart operations with a new management team and is presently in the process of identifying candidates for Chief Financial Officer and Chief Executive Officer. Currently, the Company has a contractual agreement for $1.25 million of orders for the AuraGen® product to fill during the next eight months and anticipates that is may receive significant additional orders once the Company is back in operation.

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

(ii)The second component of our business model is focused on the engineering support for the sales activities described above. The engineering support consists of the introduction of new features for our AuraGen® solution such as higher power, different voltages, three phase options, shore power systems, higher current solutions as well as interface kits for different platforms. After suspending engineering, manufacturing, sales, and marketing activities to focus on renegotiating numerous financial obligations in fiscal 2017 and 2018, we expect modest engineering activities budgeted at approximately $750,000 during the fiscal 2019 year.

(iii)The third component of our business model is customer service. In fiscal 2019, we expect to rehire several previously trained field engineers to support our product in North America. In addition, we are working closely with our Chinese Joint Venture partner to train their staff to support our products overseas.

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

Inventory Valuation and Classification

Inventories are valued at the lower of cost (first-in, first-out) or market, on a standard cost basis. We review the components of inventory on a regular basis for excess or obsolete inventory based on estimated future usage and sales. The Company, subsequent to year end, has once again begun producing product. During fiscal 2018 the Company did not produce product. As a result, while the Company believes that a significant portion of the inventory has value, we are unable to substantiate its demand and market value and as a result have elected to reserve it in its entirety as of February 28, 2017 and February 28, 2018.

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

Stock-Based Compensation

The Company accounts for stock-based compensation under the provisions of FASB ASC 718, “Compensation – Stock Compensation”, which requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair value-based method and the recording of such expense in the consolidated statements of operations.

The Company accounts for stock option and warrant grants issued and vesting to non-employees in accordance with FASB ASC 505-50, “Equity Based Payments to Non-Employees”, whereas the fair value of the equity-based compensation is based upon the measurement date as determined at the earlier of either (a) the date at which a performance commitment is reached or (b) at the date at which the necessary performance to earn the equity instruments is complete.

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

Results of Operations

Fiscal 2018 compared to Fiscal 2017

Revenues

The Company had no revenues in the years ended February 28, 2018 and February 28, 2017. The Company essentially ceased operations in late 2015 and has only recently begun to restart operations.

Cost of Goods

Cost of goods sold were $0 in the years ended February 28, 2018 and February 28, 2017 due the curtailment of our activities as noted above.

Engineering, Research and Development

Engineering, research and development costs increased $68,469 to $102,679 in fiscal 2018 from $34,210 in fiscal 2017. The Company recently began to restart operations resulting in the increase in these expenditures.

Selling, General and Administrative Expense

Selling, general and administrative expenses increased $2,280,980 to $5,803,337 in fiscal 2018 from $3,522,347 in fiscal 2017. The increase is due to restarting corporate activities as noted above.

Non-Operating Income and Expense

Net interest expense increased to $5,482,393 in fiscal 2018 from $4,246,831 in fiscal 2017, an increase of $1,235,562 due to the expense associated with the warrants issued pursuant to the debt settlements entered into by the Company as noted above. Other income increased to $13,089,048 in fiscal 2018 from $72,055 in fiscal 2017 due to the debt forgiveness associated with the Company's restructure of its secured and unsecured notes.

Net Income/Loss

We had net income of $1,700649 in the year ended February 28, 2018 compared to a loss of $7,731,333 in the year ended February 28, 2017, due to the debt forgiveness as noted above.

Liquidity and Capital Resources

In fiscal 2018, we had income of approximately $1.7 million and had negative cash flows from operations of approximately $2.8 million.

At February 28, 2018, we had cash of approximately $748,000, compared to cash of approximately $256,000 at February 28, 2017. Working capital at February 28, 2018 was a negative $20.6 million as compared to a negative $52.8 million at the end of the prior fiscal year. Accrued expenses decreased $2.7 million due primarily to the reduction in accrued interest associated with the conversion of debt into equity and the forgiveness of interest. At February 28, 2018 and 2017, we had no accounts receivable. In fiscal 2018 we made no acquisitions of property and equipment other than our 49% interest in Jiangsu Shengfeng.

During the year ended February 28, 2018, the Company issued:

●	1,428,572 shares of common stock for $2,000,000,

●	19,963,767 shares of common stock in settlement of obligations valued at $18,469,574,

●	928,572 shares of common stock for services valued at $885,000 at the market value on the issuance dates

●	2,653,061 shares of common stock for a subscription receivable of $1,300,000, and

●	178,571 shares of common stock in settlement of $175,000 of accounts payable

Subscription receivable consists of a $1.3 million receivable for 2,653,061 shares of the Company's common stock from a greater than 30% shareholder. Per the terms of the settlement agreement with Mr. Lowy, as soon as the Company shareholders approved the 7:1 reverse split and elected a new Board of Directors, Mr. Lowy was to provide the Company with the additional $1.3 million. The shareholders approved the reverse split and elected a new Board of Directors on January 11, 2018. The Company issued to Mr. Lowy 2,653,061 shares of common stock on February 28, 2018, and as of June 5, 2018, the Company has received $1,000,000 of this receivable.

During the year ended February 28, 2017 we issued 135,714 shares of common stock in settlement of a note payable in the amount of $150,000 plus accrued interest of $15,288.

All such securities were issued and sold in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, and the certificates representing such securities contain a restrictive legend reflecting the limitations on future transfer of those securities. The offer and sale of these securities was made without public solicitation or advertising. The investors represented to us that they were knowledgeable and sophisticated and were experienced in business and financial matters so as to be capable of evaluating an investment in our securities and were an “accredited investor” within the meaning of Regulation D promulgated under the Securities Act of 1933. Each of these investors was afforded full access to information regarding our business.

In the past, in order to maintain liquidity, we have relied upon external sources of financing, principally equity financing and private indebtedness. We have no bank line of credit and require additional debt or equity financing to fund ongoing operations. We cannot assure you that additional financing will be available at the times or in the amounts required. Based on a cash flow analysis performed by management, we estimate that the Company will need an additional $4.5million to support the Company’s operations for the fiscal year ending February 28, 2019. The issuance of additional shares of equity in connection with such financing could dilute the interests of our existing stockholders, and such dilution could be substantial. If we cannot raise the needed funds, we would also be forced to make further substantial reductions in our operating expenses, which could adversely affect our ability to implement our current business plan and ultimately our viability as a company.

Kopple Debt - Robert Kopple, who was a director of the Company from September 2013 through January 11, 2018, claims that the Company owes him and certain affiliated parties an aggregate of approximately $5.35 million in principal and interest, and warrants to purchase 3,273,886 shares of our common stock at a price of $0.70 per share, as a result of various loans made by Mr. Kopple and his affiliates (collectively, the “Kopple Parties”) to the Company between 2013 and 2016. In addition, Mr. Kopple claims the Company owes him approximately $3.34 million in principal and interest for a $2 million convertible note.

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

Also in June 2014, the Company entered into a Financing Letter of Agreement (the “June 2014 Agreement”) with two affiliate entities of Mr. Kopple, KF Business Ventures and the Kopple Family Partnership (the “Additional Kopple Parties”), pursuant to which the Additional Kopple Parties loaned us an additional $1,000,000 (the “June 2014 Loan”). In connection with the June 2014 Loan, Mr. Kopple also added $202,205 in penalties and accrued interest, credited the Company with $200,000 for amounts previously repaid by the Company and consolidated several earlier advances into a single new note (the “June 2014 Kopple Note”) in the principal amount of $2,715,2067 and bearing simple interest at a rate of 10% per annum. The Company was also required to obtain a subordination agreement from the Breslow Parties in favor of the Kopple Parties with respect to the June 2014 Kopple Note.

Pursuant to the June 2014 Agreement, the Kopple Parties also placed various restrictions on our ability to raise additional capital, hire qualified personnel and pay certain expenses without his prior approval for so long as the principal amount of his note remained outstanding. The June 2014 Kopple Note also required us to issue Mr. Kopple a stock purchase warrant (the “June 2014 Kopple Warrant”) to purchase approximately 771,000 shares of our common stock at an exercise price of $0.70 per share, to be exercisable for seven years. Additionally, if we borrowed funds, issued capital stock or rights to acquire or convert into capital stock, or granted rights in respect to territories to any person for cash consideration of more than $5 million in the aggregate after the date of the June 2014 Kopple Note, we would be required to pay the entire amount of such cash consideration in excess of $5 million as a mandatory prepayment of the June 2014 Kopple Note. Additionally, Mr. Kopple required a default provision providing that in the event that the entire outstanding balance of the June 2014 Kopple Note was not paid in full prior to October 1, 2014, then for each consecutive calendar month during the period beginning October 1, 2014 and ending March 31, 2015, the Company would issue to Mr. Kopple additional stock purchase warrants, each to purchase 416,458 shares of our common stock, up to a maximum aggregate of approximately 2.5 million shares of our common stock, at $0.70 per share (the “Kopple Penalty Warrants”), the Kopple Penalty Warranties to be exercisable for seven years from the time of their respective issuances. In addition to the Kopple Penalty Warrants, the default provision under the June 2014 Kopple Note provides for a 5% late charge on the total amount due plus 15% per year interest. The Company did not repay the Kopple Parties the amounts loaned to the Company, and the Company has not yet done so. Additionally, the Company has not issued any of the Kopple Penalty Warrants and management believes that Mr. Kopple is not entitled to receive them. The Company has also cancelled the June 2014 Kopple Warrant.

See “Item 3. Legal Proceedings” included elsewhere in this Annual Report on Form 10-K for information regarding the dispute with Mr. Kopple regarding these transactions.

Unsecured Creditor Agreements-In fiscal 2007 and 2018, the Company entered into several debt refinancing agreements (collectively, the “Refinancing Agreements”) with debt holders holding $2,394,520 outstanding principal, plus accrued interest in the amount of $593,446 or a total outstanding obligation in the amount of $2,987,967 The Refinancing Agreements waive all events of default, cancel and forgive some accrued interest and provide for new five-year 5% convertible notes (the “Refinancing Notes”) in the aggregate principal amount of $2,394,520, with no interest for first six months and 5% per year thereafter. When the reverse stock split became effective on February 14, 2018, the Refinancing Notes were automatically converted into 1,888,934 shares of our common stock.

We consider the transactions described above with Mr. Kopple to be related transactions.

Going Concern.

Our independent auditor has expressed doubt about our ability to continue as a going concern and believes that our ability is dependent on our ability to implement our business plan, raise capital and generate revenues. See Report of Independent Registered Public Accounting Firm on page F-1, together with the Company’s audited consolidated financial statements for the fiscal year ended February 28, 2018.

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the specified time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, the Company’s management evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures. Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of February 28, 2018.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended February 28, 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of February 28, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on this assessment, and on those criteria, management concluded that the Company’s internal control over financial reporting was effective as of February 28, 2018.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

On January 11, 2018, at the annual stockholder meeting, Roland Bopp, Ronald Buscher, Michael Paritee, Jonathan Sloane and Gary Wells, were elected as directors. Immediately prior to the January 2018 stockholder meeting, Salvador Diaz-Verson, Jr., Melvin Gagerman and Robert Kopple were directors. During February and March 2018, as applicable, Messrs. Sloane, Bopp and Buschur each resigned as a director. During March 2018, the Board of Directors appointed Michael Sawruk, John M. Cochran and Jeffrey D. Cowan as directors and Dr. Timothy B. O’Brien as interim Chief Executive Officer and Mr. Timothy O’Toole as interim Chief Financial Officer. On March 29, 2018, in accordance with Sections 228 and 141(k) of the Delaware General Corporations Law and as authorized by the Company’s bylaws, stockholders representing more than 50% of the outstanding shares of the Company’s common stock entitled to vote in the election of directors acted by written consent and voted to remove Messrs. Wells, Paritee, Sawruk, Cochran and Cowan from the Board of Directors.

The following table sets forth the names, ages and offices of all of our current directors and executive officers. Our officers are appointed by, and serve at the pleasure of, the Board of Directors. The stockholders at the annual meeting elect our directors to serve until the next meeting.

Name	Age	Title

Melvin Gagerman (1)	75	Chief Executive Officer, Chief Financial Officer and Secretary

William Anderson (2)	72	Director, Chairman of the Compensation Committee and member of the Nominating Committee

Gary Douglas (2)	72	Director, Chairman of the Nominating Committee and member of the Audit Committee

Salvador Diaz-Verson, Jr. (3)	61	Director, Chairman of the Audit Committee and Member of the Compensation Committee

(1) On March 30, 2018, the Board re-appointed Melvin Gagerman as Chief Executive Officer, Chief Financial Officer and Secretary on an interim basis after he had been terminated two days before by the immediate previous Board. Mr. Gagerman had been serving as an officer and director since September 2006.

(2) Mssrs. Anderson and Douglas were appointed to the Board of Directors on March 29, 2018 by the written consent of stockholders representing more than 50% of the outstanding shares of the Company’s common stock entitled to vote in the election of directors

(3) On March 29, 2018, Mr. Diaz-Verson, Jr. was reappointed to the Board of Directors by the written consent of stockholders representing more than 50% of the outstanding shares of the Company’s common stock entitled to vote in the election of directors.

Biographical information with respect to our directors and executive officer is provided below.

Melvin Gagerman. Mr. Gagerman is a CPA and had been a director and our Chief Executive Officer and Chief Financial Officer since we emerged from Chapter 11 proceedings on January 31, 2006. On March 28, 2018 he was terminated but was re-appointed on March 30, 2018 as Chief Executive Officer, Chief Financial Officer and Secretary on an interim basis. As Chief Executive Officer Mr. Gagerman formulates policies, defines our values, directs the operations of the business and defines our corporate culture. He is also responsible for overseeing our other executive officers. Mr. Gagerman has many years of experience in performing these duties and a strong background in accounting and financing. Prior to joining Aura, Mr. Gagerman served as the Chief Executive Officer of a number of companies including Surface Protection Industries and Applause. Mr. Gagerman has also served as Managing Partner of Good, Gagerman & Berns, an accounting firm, National Audit Partner for Laventhol and Horwath, and Audit Supervisor at Coopers and Lybrand. Mr. Gagerman intends to retire when the Company’s Board of Directors appoints new management.

Salvador Diaz-Verson, Jr. Mr. Diaz-Verson was elected as a director on March 29, 2018. Previously, he has served as a director of the Company from since June 2007 until January 2018 and also. He previously served as one of our directors from 1997-2005. Mr. Diaz-Verson is the founder, Chairman and President of Diaz-Verson Capital Investments, Inc., and was a registered investment advisor with the Securities and Exchange Commission until 2009. Mr. Diaz-Verson served as President and member of the board of directors of American Family Corporation (AFLAC, INC.) from 1976 until 1992. Mr. Diaz-Verson served as Executive Vice President and Chief Investment Officer of American Family Life Assurance Company, a subsidiary of AFLAC, INC. He is currently Chairman of Miramar Securities. Mr. Diaz-Verson has received two presidential appointments to the Christopher Columbus Fellowship Foundation; first by President George H.W. Bush in 1992 and subsequently by President Clinton in 2000. Mr. Diaz-Verson is a trustee of the Florida State University Foundation and is a national trustee of the Boys and Girls Club of America. He also serves as a trustee of Clark Atlanta University. Mr. Diaz-Verson is a graduate of Florida State University and was selected as a director in view of his lengthy experience in managing companies and his knowledge of capital investments.

William Anderson. Mr. Anderson was elected as a director on March 29, 2018. Mr. Anderson is a seasoned marketer, merchandiser, and start-up entrepreneur with global experience. Mr. Anderson holds a BS from Columbia University in Industrial Engineering & Operations Research and an MBA from Harvard Business School. Prior to his current entrepreneurial activities, Mr. Anderson was Chief Marketing and Chief Merchandising Officer with global responsibility for Carrefour and CEO of @Carrefour, which was Carrefour’s initial foray into e-commerce. Mr. Anderson has held senior executive positions in numerous companies such as Hardlines at Kmart Corporation, Federated Department Stores, Ames Department Stores and Oshman’s Sporting Goods. He is also an experienced start-up entrepreneur, having founded Domain Home Furnishings, Leisure Concepts Management, and Gluuteny, Inc., with private equity backing. Mr. Anderson is and has served on numerous boards of directors including: Xoran Technologies; Wind Point Partners, OpTier; Domain (of which he is also a co-founder) a Bain Capital & Bessemer Venture Partners retailer. In 2014, Mr. Anderson became a Vistage International Chair and formed a CEO peer-group in Philadelphia.

Gary Douglas. Mr. Douglas was elected as a director on March 29, 2018. Mr. Gary Douglas has a BBA in Management degree, with extensive experience in cooperate communication and investment banking. He is a principal in Douglas Strategic Communications LLC, a marketing strategy and communications consultancy, and Ex officio Chairman of Picture Marketing, Inc., a digital marketing company. Mr. Douglas also formally served as Chief Marketing Officer of O’Melveny Consulting LLP, a unit of a global law firm. He also served as President of SP/Hambros America and Division President of Geneva Learning Systems and Group Vice President of Business Development for the five Geneva Companies, both SP/Hambros and The Geneva companies were middle market investment bankers.

Section 16(a) Beneficial Ownership Reporting Compliance

Our shares of common stock are registered under the Securities Exchange Act of 1934, and therefore our executive officers and directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% stockholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file. Based on our review of the copies of such forms received by us, and to the best of our knowledge, no executive officers, directors and persons holding greater than 10% of our issued and outstanding stock have filed the required reports during the year ended February 28, 2018, except Michael Paritee, Roland Bopp, Ronald Buschur and Gary Wells who each filed a Form 3 late and Roland Bopp, Michael Paritee, Ronald Buschr, Gary Wells and Warren Breslow who each filed a Form 4 late.

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

Director Independence

Using the definition of “independence” included in the listing rules of The Nasdaq Stock Market, our Board is comprised of all of independent directors. Our independent directors are Messr, Diaz-Verson, William Anderson and Gary Douglas.

Family Relationships

None of our directors or executive officers is related to one another.

Legal Proceedings

To the best of our knowledge, none of our present executive officers or present directors is a party to any material proceedings adverse to the Company, has any material interest adverse to the Company or has, during the past ten years:

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

Audit Committee. The Audit Committee does not have a formal charter but is responsible primarily for overseeing the services performed by our independent registered public accounting firm, evaluating our accounting policies and system of internal controls, and reviewing our annual and quarterly reports before filing with the Securities and Exchange Commission. The current members of the Audit Committee are Mr. Salvador Diaz Verson Jr., and Mr. Gary Douglas. Gary Wells, Roland Bopp and Jonathan Sloane, former directors who were elected in January 2018, were members of the Audit Committee until their respective disassociations in February and March 2018. The Board of Directors has determined that the Audit Committee does not have a member who is an “audit committee financial expert” as such term is defined by the rules and regulations of the Securities and Exchange Commission. While the Board recognizes that the Board members serving on the Audit Committee do not meet the qualifications required of an “audit committee financial expert,” the Board believes that the appointment of a new director to the Board of Directors and to the Audit Committee at this time is not necessary as the level of financial knowledge and experience of the current member of the Audit Committee, including such member’s ability to read and understand fundamental financial statements, is sufficient to adequately discharge the Audit Committee’s responsibilities

Compensation Committee. The Compensation Committee does not have a formal charter but reviews and recommends to the full Board the amounts and types of compensation to be paid to the Chairman and Chief Executive Officer; reviews and approves the amounts and types of compensation to be paid to our other executive officers and the non-employee directors; reviews and approves, on behalf of the Board, salary, bonus and equity guidelines for our other employees; and administers our 2006 Stock Option Plan. The Compensation Committee is currently comprised of Mr. Willian Anderson and Mr. Salvador Diaz Verson Jr. Mssrs. Roland Bopp, Ronald Buschur and Michael Paritee, former directors who were elected in January 2018, were members of the Compensation Committee until their respective disassociations in March 2018.

Nominating Committee. The Nominating Committee does not have a formal charter but assists the Board in identifying qualified individuals to become directors, determines the composition of the Board and its committees, monitors the process to assess the Board’s effectiveness and helps develop and implement our corporate governance guidelines. The Nominating Committee also considers nominees proposed by stockholders. The Nominating Committee currently consists of Mr. William Anderson and Mr. Gary Douglas. Mssrs. Ronald Buschur, Michael Paritee and Gary Wells, former directors who were elected in January 2018, were members of the Compensation Committee until their respective disassociations in March 2018.

Director Compensation

Although we do not currently compensate our directors in cash for their service as members of our Board of Directors, the Board may, in its discretion, elect to compensate directors for attending Board and Committee meetings and to reimburse directors for out-of-pocket expenses incurred in connection with attending such meetings. Additionally, our directors are eligible to receive stock options under the 2011 Directors and Executive Officer Stock Option Plan. During fiscal 2018, no Directors received any stock options. There are no payments due to any directors upon their resignation or retirement as members of the Board.

ITEM 11. EXECUTIVE COMPENSATION

The following table summarizes all compensation earned for the fiscal years ended February 28, 2018 and 2017, to the individuals who served as our chief executive officer during fiscal 2018. We had no other officers who would qualify as “named executive officers” as such term is defined in Item 402 of Regulation S-K and serving in such capacity at any time during the years ended February 28, 2018 and 2017 (the "named executive officers").

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation	All Other Compensation ($)		Total ($)

Melvin Gagerman (1)	2017	0	(2)	-	-	0	(3)	0
Chief Executive Officer, Chief Financial Officer	2018	32,000	(4)	-	-	$2,000	(3,5)	34,000

(1)	Mr. Gagerman was elected Chairman and Chief Financial Officer effective February 1, 2006 and was elected President and Chief Executive Officer effective May 25, 2006. On March 28, 2018, Mr. Gagerman was terminated, but was re-appointed on March 30, 2018.

(2)	For additional information, see “--Employment Contracts, Termination of Employment Contracts and Change in Control Arrangements” below.
(3)	No bonuses or stock awards were granted to the above individuals for fiscal 2017 and fiscal 2018.
(4)	During fiscal year 2018, Mr. Gagerman received a total of $32,000 in compensation; Mr. Gagerman did not receive a salary during the period from March 1, 2016 through January 11, 2018, however, on January 11, 2018 the Board of Directors authorized the Company to pay Mr. Gagerman a salary of $16,000 per month plus various benefits. Mr. Gagerman was paid these amounts in January and February 2018. For additional information, see “--Employment Contracts, Termination of Employment Contracts and Change in Control Arrangements” below.
(5)	2,000 for other benefits

Outstanding Equity Awards at 2018 Fiscal Year-End

The following table summarizes certain information regarding the number and value of all options to purchase our common stock held by our named executive officer for the year ended February 28, 2018. No stock awards or equity incentive plan awards were issued or outstanding during fiscal 2018.

2018 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

	Option Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration
Name	Exercisable	Unexercisable	(#)	($)	Date

Melvin Gagerman	142,857	0	--	$5.25	2/28/20
Melvin Gagerman	200,000	0	--	$5.25	6/2/21

Option Exercises and Stock Vesting During 2018

No stock options were exercised during fiscal 2018 by the individuals named in the Summary Compensation Table. No stock awards were issued or outstanding during fiscal 2018.

Employment Contracts, Termination of Employment Contracts and Change in Control Arrangements

We do not currently have any employment agreements with any of our Named Executive Officers. Mr. Gagerman is currently employed on an at-will basis. On January 11, 2018, the Board of Directors authorized the Company to pay Melvin Gagerman a monthly salary of $16,000 and to provide Mr. Gagerman with health and life insurance benefits. There is no agreement to pay Mr. Gagerman for his services in fiscal 2017; however, the Board has the discretion to pay Mr. Gagerman for services he rendered to the Company during that period if the Company generates sufficient revenue to do so.

Potential Payments to the Named Executive Officers Upon Termination or Change in Control

None of the named executive officers is entitled to any payments or benefits upon termination, whether by change in control or otherwise, other than benefits available generally to all employees.

Director Compensation During Fiscal 2018

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, to the extent of our knowledge, certain information regarding our common stock owned as of May 31,24, 2018 (i) by each person who is known to be the beneficial owner of more than 5% of our outstanding common stock, (ii) by each of our Directors and the named executive officers in the Summary Compensation Table, and (iii) by all Directors and current executive officers as a group:

Beneficial Ownership Table

Beneficial Owner (1)	Number of Shares of Common Stock	Percent of Common Stock (1)
Melvin Gagerman (2)	1,113,829	2.68%
William Anderson (3)	2,857	*
Salvador Diaz-Verson, Jr. (4)	296,664	0.72%
Gary Douglas (3)	10,000	*

All current executive officers and Directors as a group (four)	1,423,350	3.4%

5% Stockholders
Warren Breslow (5)	8,359,195	20.17%
Robert Kopple (6)	3,133,737	7.56%
Elimelech Lowy (7)	14,092,051	34.0%

* Less than 1% of outstanding shares.

(1) Beneficial ownership is determined in accordance with rules of the Securities and Exchange Commission. The calculation of the percentage of beneficial ownership is based upon 41,437,035shares of common stock outstanding on May31, February 28, 2018. In computing the number of shares beneficially owned by any stockholder and the percentage ownership of such stockholder, shares of common stock which may be acquired by a such stockholder upon exercise or conversion of warrants or options which are currently exercisable or exercisable within 60 days of May31, February 28, 2018, are deemed to be exercised and outstanding. Such shares, however, are not deemed outstanding for purposes of computing the beneficial ownership percentage of any other person. Shares issuable upon exercise of warrants and options which are subject to stockholder approval are not deemed outstanding for purposes of determining beneficial ownership. Except as indicated by footnote, to our knowledge, the persons named in the table above have the sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(2) Including 810,751 warrants and options exercisable within 60 days of February 28, 2018

(3) Mssrs.. Anderson, Diaz-Verson, Jr., and Douglas were appointed to the board of directors on March 29, 2019 by written consent of stockholders representing more than 50% of the outstanding shares of the Company’s common stock entitled to vote in the election of directors.

(4) Mr. Diaz-Verson, Jr. previously served on the Company’s board of directors from 2006 until January 11, 2018 and reappointed to the board of directors on March 29, 2019 by written consent of stockholders representing more than 50% of the outstanding shares of the Company’s common stock entitled to vote in the election of directors. Including 255,848 warrants and options exercisable within 60 days of February 28, 2018.

(6) Including 703,414 warrants and options exercisable within 60 days of February 28, 2018

(6) The business address of Mr. Kopple is 10866 Wilshire Blvd., Suite 1500, Los Angeles, California 90024. The Company is also presently engaged in a dispute with Mr. Kopple that includes a claim regarding approximately 3.27 million warrants which Mr. Kopple claims to be owed to him and his affiliates by the Company. The Company believes that it has valid defenses against Mr. Kopple’s claims and that no warrants are issuable to Mr. Kopple. Accordingly, the amount reflected herein does not include the warrants in dispute. See Item 3. “Legal Proceedings”, “Liquidity and Capital Resources” in “Item 7.

(7) Includes 4,186,561 warrants exercisable within 60 days of February 28, 2018 and 4,207,329 shares of common stock over which Mr. Lowy holds a power of attorney to vote such shares.

Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K for additional information regarding the transactions under dispute.

The mailing address for each of the officers and directors is c/o Aura Systems, Inc., 10541 Ashdale St., Stanton, CA 90680.

Securities Authorized for Issuance Under Equity Compensation Plans as of February 28, 2018

Equity Compensation Plan Information as of February 28, 2018

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders (1)	1,032,000	$5.32	1,681,037
Equity compensation plans not approved by security holders	2,221,428	$5.25	491,608

(1)	Reflects options under the 2006 Stock Option Plan. The 2006 Stock Option Plan authorizes the Company to grant stock options exercisable for up to an aggregate number of shares of common stock equal to the greater of (i) 3,000,000 shares of common stock, or (ii) 10% of the number of shares of common stock outstanding from time to time. The numbers in this table are as of February 28, 2018.

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

Director Independence

Using the definition of “independence” included in the listing rules of The Nasdaq Stock Market, our Board has determined that Mssrs. Diaz-Verson, Douglas and Anderson are all independent directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND DISCLOSURES

The following table sets forth the aggregate fees billed to us by KSP Group, Inc. for the years ended February 28, 2017, and February 28, 2018:

	Year Ended February 28,
	2018	2017
Audit Fees	$55,000	$82,500
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-

Total	$55,000	$82,500

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

Audit Fees

Services provided to us by KSP Group, Inc. with respect the audit of our annual financial statements and review of our annual reports on Form 10-K and for reviews of the financial statements are included in our quarterly reports on Form 10-Q for the first three quarters of the years ended February 28, 2018.

Audit Related Fees

KSP Group, Inc. did not provide any professional services to us during fiscal 2018 or fiscal 2017 which would constitute “audit related fees”.

Tax Fees

KSP Group, Inc. did not provide any professional services to us during fiscal 2018 which would constitute “tax fees”.

All Other Fees

KSP Group, Inc. did not provide any professional services to us during fiscal 2018 or fiscal 2017 which would constitute “other fees”.

In February 2017, the Company engaged KSP Group, Inc. ("KSP") as the Company's independent registered public accounting firm. The decision to appoint KSP was approved by the Audit Committee of the Board of Directors and ratified by stockholders at the January 11, 2018 annual meeting of stockholders.

During the two most recent fiscal years and during the subsequent interim period from March 1, 2017 through June 13, 2018, neither the Company nor anyone on its behalf consulted KSP regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, and neither a written report nor oral advice was provided to the Company that KSP concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue, or (ii) any matter that was either the subject of a “disagreement” or a “reportable event,” each as defined in Regulation S-K Item 304(a)(1)(v), respectively.

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

Consistent with the SEC’s rules, the Audit Committee pre-approves all audit and permissible non-audit services provided by our independent auditors. These services may include audit services, audit-related services, tax and other services. Pre-approval is generally provided for up to one year, and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis. During fiscal 2018 and 2017 all services provided by KSP Group, Inc. were pre-approved by the Audit Committee in accordance with this policy.

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

See Exhibit Index

ITEM 16. FORM 10-K SUMMARY

None.

INDEX TO EXHIBITS

Description of Documents

3.1	Amended and Restated Certificate of Incorporation of Aura Systems, Inc. (Incorporated by reference to Exhibit 3.1 to Aura Systems, Inc.’s Form 10-K filed on June 15, 2009)
3.1(a)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, dated February 14, 2018 (Incorporated by reference to Exhibit 3.1 to Aura Systems, Inc.’s Current Report on Form 8-K filed on February 21, 2018)
3.2	Amended and Restated Bylaws of Aura Systems, Inc. (Incorporated by reference to Exhibit 3.2 to Aura Systems, Inc.’s Report on Form 10-K filed on June 15, 2009)
10.1*	Aura Systems, Inc. 2006 Stock Option Plan (Incorporated by reference to Exhibit 10.4 to Aura System, Inc.’s Form 10-K filed on March 25, 2008)
10.2*	Form of Aura Systems, Inc. Non-Statutory Stock Option Agreement (Incorporated by reference to Exhibit 10.5 to Aura System, Inc.’s Form 10-K filed on March 25, 2008)
10.3	Second Amendment to Transaction Documents dated March 14, 2017 among Registrant and those persons who have signed the signature page thereto (Incorporated by reference to Exhibit 10.1 to Aura Systems, Inc.’s Quarterly Report on Form 10-Q filed on October 25, 2017)
10.4	Third Amendment to Transaction Documents dated April 8, 2017 among Registrant and those persons who have signed the signature page thereto (Incorporated by reference to Exhibit 10.2 to Aura Systems, Inc.’s Quarterly Report on Form 10-Q filed on October 25, 2017)
10.5	Second Amendment to Debt Refinancing Agreement dated April 9, 2017 by and between Aura Systems, Inc., on the one hand, and Warren Breslow and the Survivor's Trust Under the Warren L. Breslow Trust, on the other hand (Incorporated by reference to Exhibit 10.3 to Aura Systems, Inc.’s Quarterly Report on Form 10-Q filed on October 25, 2017)
10.6	First Amendment to Unsecured Convertible Promissory Note dated June 15, 2017 by and between the Survivor's Trust Under the Warren L. Breslow Trust and the Registrant (Incorporated by reference to Exhibit 10.1 to Aura Systems, Inc.’s Quarterly Report on Form 10-Q filed on October 25, 2017)
10.7	Agreement entered into on June 19, 2017 between Aura Systems Inc. and BetterSea LLC (Incorporated by reference to Exhibit 10.1 to Aura Systems, Inc.’s Current Report on Form 8-K/A filed on May 9, 2018)
14.1	Code of Ethics
31.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	Label Linkbase Document
101.PRE	Presentation Linkbase Document

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

AURA SYSTEMS, INC.

Dated:	June 13, 2018

By:	/s/ Melvin Gagerman
Melvin Gagerman
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signatures	Title	Date

/s/ Melvin Gagerman	Chief Executive Officer, Acting Chief Financial Officer (Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)	June 13, 2018
Melvin Gagerman

/s/Salvador Diaz-Verson, Jr.	Director, Member of the Audit and compensation Committees	June 13, 2018
Salvador Diaz-Verson, Jr.

/s/William Anderson	Director, Member of the Compensation and Nomination Committees	June 13, 2018
William Anderson

/s/Gary Douglas	Director, Member of the Audit and Nomination Committees	June 13, 2018
Gary Douglas

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Aura Systems, Inc.

We have audited the accompanying balance sheets of Aura Systems, Inc. (a Delaware corporation), (the “Company”) as of February 28, 2018 and 2017, and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the two years in the period then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aura Systems, Inc. as of February 28, 2018 and 2017, and the results of its operations and its cash flows for the two years in the period then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ KSP Group, Inc.

Certified Public Accountants

Los Angeles, California

June 12, 2018

AURA SYSTEMS, INC.

BALANCE SHEETS

	As of February 28,	As of February 28,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$748,008	$255,869

Other current assets	42,165	2,894
Total current assets	790,173	258,763

Deposits	-	3,500
Investment in joint venture	250,000	-

Total assets	$1,040,173	$262,263

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$5,377,259	$4,943,559
Accrued expenses	3,211,635	5,939,251
Customer advances	503,632	641,751
Shares to be issued	2,280,964	-
Notes payable	777,537	4,776,938
Convertible note payable and accrued interest-related party, net of discount	3,342,685	2,920,172
Convertible notes payable, net of discount	625,000	4,177,283
Notes payable and accrued interest- related party	5,353,980	29,669,693

Total current liabilities	21,472,693	53,068,647

Note payable-related party	3,000,000	-
Convertible notes payable	1,232,977	-

Total liabilities	25,705,669	53,068,647

Commitments and contingencies

Stockholders' deficit:
Common stock, $0.0001 par value; 150,000,000 shares authorized at February 28, 2018 and 2017; 41,437,035 and 16,284,490 issued and outstanding at February 28, 2018 and, 2017, respectively	14,996	11,399
Additional paid-in capital	438,236,239	410,499,597
Subscription receivable	1,300,000	-
Accumulated deficit	(461,616,731)	(463,317,380)

Total stockholders' deficit	(24,665,496)	(52,806,384)

Total liabilities and stockholders' deficit	$1,040,173	$262,263

The accompanying notes are an integral part of these financial statements.

AURA SYSTEMS, INC.

STATEMENTS OF OPERATIONS

	For the Year ended February 28, 2018	For the Year ended February 28, 2017

Operating expenses:
Engineering, research and development	102,679	34,210
Selling, general, and administrative	5,803,327	3,522,347
Total operating expenses	5,906,006	3,556,557

Loss from operations	(5,906,006)	(3,556,557)

Other income (expense):
Interest expense, net	(5,482,393)	(4,246,831)
Gain on debt settlement	13,089,048	-
Other income net	-	72,055

Total other income (expense)	7,606,656	(4,174,776)

Net Income (Loss)	$1,700,649	$(7,731,333)

Basic Income (loss) per share	$0.09	$(0.49)

Basic Weighted-average shares outstanding	18,783,272	16,275,058

Diluted Income (loss) per share	$0.08	$(0.49)

Dilutive Weighted-average shares outstanding	21,534,535	16,275,058

The accompanying notes are an integral part of these financial statements

AURA SYSTEMS, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED FEBRUARY 28, 2018 AND 2017

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Subscription Receivable	Accumulated Deficit	Total Stockholders' Deficit

Balance, February 29, 2016	16,148,776	$11,304	$410,404,692	$-	$(455,586,047)	$(45,170,051)

Shares issued for note payable	135,714	95	94,905			95,000
Net Loss					(7,731,333)	(7,731,333)

Balance, February 28, 2017	16,284,490	$11,399	$410,499,597	$-	$(463,317,380)	$(52,806,384)

Shares issued for cash	4,081,633	837	3,299,163	(1,300,000)		2,000,000

Shares issued for debt settlement	19,963,767	2,435	18,467,139			18,469,574
Shares issued for services	928,572	307	884,693			885,000

Shares issued for accounts payable	178,571	18	174,982			175,000
Warrant expense			4,910,664			4,910,664

Net Income					1,700,649	1,700649
Balance, February 28, 2018	41,437,035	$14,996	$438,236,239	$(1,300,000)	$(461,616,731)	$(24,665,496)

The accompanying notes are an integral part of these financial statements

AURA SYSTEMS, INC.

STATEMENTS OF CASH FLOWS

	For the Years Ended February 28,
	2018	2017

Cash flows from operating activities:
Net Income (loss)	$1,700,649	(7,731,333)
Adjustments to reconcile net loss to net cash used in operating activities:
FMV of warrants issued for services	177,737	-
Amortization of debt discount	4,161,290	250,505
Gain on settlement of debt	(13,089,048)	(70,288)

Stock issued for services	885,000
(Increase) decrease in:
Accounts receivable	-	2,115
Other current assets	(35,771)	100,101
Increase (decrease) in:
Accounts payable and accrued expenses	3,528,779	6,483,111
Customer advances	(138,119)	-

Net cash used in operating activities	(2,809,483)	(965,790)

Cash flows from investing activities:
Investment in joint venture	(250,000)	-

Cash flows from financing activities:
Issuance of common stock	2,000,000	-
Payment to note payable	(197,970)	-
Proceeds from convertible notes payable	1,749,594
Proceeds from notes payable	-	999,470
Proceeds from notes payable - related party	-	200,014

Net cash provided by financing activities	3,551,624	1,199,484

Net increase in cash and cash equivalents	492,139	233,694
Cash and cash equivalents, beginning of year	255,869	22,175

Cash and cash equivalents, end of year	$748,008	$255,869

Supplemental disclosures of cash flow information:
Interest paid	$-	$-

Income taxes paid	$-	$-

Supplemental schedule of non-cash financing and investing activities:
Account payable converted into shares of common stock	$175,000	$-
Notes payable converted into shares of common stock	$7,818,834	$-
Conversion of convertible notes into shares of common stock	$9,985,536	$-

The accompanying notes are an integral part of these financial statements

AURA SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

February 28, 2018

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

The Company’s revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 104. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist, and collect-ability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

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

Inventories

Inventories are valued at the lower of cost (first-in, first-out) or market, on a standard cost basis. We review the components of inventory on a regular basis for excess or obsolete inventory based on estimated future usage and sales. As further described in Note 3, due to historical reasons, we are holding inventories in excess of what we expect to sell in the next fiscal year. The Company has not operated and therefore has not produced product since late 2015. As a result, while the Company believes that a significant portion of the inventory has value, we are unable to substantiate its demand and market value and as a result have elected to reserve it in its entirety as of February 28, 2018 and February 28, 2017.

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

Valuation of Long-Lived Assets

The Company accounts for the impairment of long-lived assets, such as fixed assets, patents and trademarks, under the provisions of Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 360, “Property, Plant, and Equipment”, which establishes the accounting for impairment of long-lived tangible and intangible assets other than goodwill and for the disposal of a business. Pursuant to FASB ASC 360, we review for impairment when facts or circumstances indicate that the carrying value of long-lived assets to be held and used may not be recoverable. If such facts or circumstances are determined to exist, an estimate of the undiscounted future cash flows produced by the long-lived asset, or the appropriate grouping of assets, is compared to the carrying value to determine whether impairment exists. If an asset is determined to be impaired, the loss is measured based on various valuation techniques, including a discounted value of estimated future cash flows. We report impairment costs as a charge to operations at the time it is recognized. As of the year ended February 28, 2018, all long-lived assets have been fully depreciated.

Stock-Based Compensation

The Company accounts for stock-based compensation under the provisions of FASB ASC 718, “Compensation – Stock Compensation”, which requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair value-based method and the recording of such expense in the consolidated statements of operations.

The Company accounts for stock option and warrant grants issued and vesting to non-employees in accordance with FASB ASC 505-50, “Equity Based Payments to Non-Employees”, whereas the fair value of the equity-based compensation is based upon the measurement date as determined at the earlier of either (a) the date at which a performance commitment is reached or (b) at the date at which the necessary performance to earn the equity instruments is complete.

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

We have significant income tax net operating losses; however, due to the uncertainty of the realize-ability of the related deferred tax asset and other deferred tax assets, a valuation allowance equal to the amount of deferred tax assets has been established at February 28, 2018 and February 28, 2017.

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

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) that clarifies how to apply revenue recognition guidance related to whether an entity is a principal or an agent. ASU 2016-08 clarifies that the analysis must focus on whether the entity has control of the goods or services before they are transferred to the customer and provides additional guidance about how to apply the control principle when services are provided and when goods or services are combined with other goods or services. The effective date for ASU 2016-08 is the same as the effective date of ASU 2014-09 as amended by ASU 2015-14, for annual reporting periods beginning after December 15, 2017, including interim periods within those years. The Company has determined there is no material impact of ASU 2016-08 on its financial statements.

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

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which provides further guidance on identifying performance obligations and improves the operability and understandability of licensing implementation guidance. The effective date for ASU 2016-10 is the same as the effective date of ASU 2014-09 as amended by ASU 2015-14, for annual reporting periods beginning after December 15, 2017, including interim periods within those years.  In May 2016, the FASB issued ASU 2016-12 “Revenue from Contracts with Customers (Topic 606) - Narrow-Scope Improvements and Practical Expedients,” which amends the guidance on transition, collectability, non-cash consideration, and the presentation of sales and other similar taxes. ASU 2016-12 clarifies that, for a contract to be considered completed at transition, all (or substantially all) of the revenue must have been recognized under legacy GAAP. In addition, ASU 2016-12 clarifies how an entity should evaluate the collectability threshold and when an entity can recognize nonrefundable consideration received as revenue if an arrangement does not meet the standard’s contract criteria. The standard allows for both retrospective and modified retrospective methods of adoption. The Company has determined there is no material impact of ASU 2016-10 on its financial statements.

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

In August 2016, the FASB issued ASU 2016-15, "Classification of Certain Cash Receipts and Cash Payments," which aims to eliminate diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other Topics. ASU 2016-15 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2017 (fiscal year 2019 for the Company). The Company has determined there is no material effect of the adoption of ASU 2016-15 on its Financial Statements.

NOTE 3 – INVENTORIES

Inventories at February 28, 2018 and February 28, 2017 consisted of the following:

	2018	2017

Raw materials	$1,884,456	$1,872,720
Finished goods	1,572,555	1,568,188
	3,457,011	3,440,908
Inventory reserve	(3,457,011)	(3,440,908)
Current portion	$-	$-

Inventories consist primarily of components and completed units for the Company’s AuraGen® product.

Early in our AuraGen® program, we determined it was most cost-effective to outsource production of components and subassemblies to volume-oriented manufacturers, rather than produce these parts in-house. As a result of this decision, and based on then anticipated sales, we purchased, prior to fiscal 2001, a substantial inventory of components at volume prices, most of which was then assembled into finished AuraGen® units. Since sales did not meet such expectations, we have been selling product from this inventory for several years. Management has analyzed its inventories based on its current business plan, current potential orders for future delivery, and pending proposals with prospective customers and has determined we do not expect to realize all of its inventories within the next year. As described in Note 2 above while the Company believes the inventory has significant value it has elected to fully reserve the inventory due to the inability of determining the demand and, therefore, fair market value at February 28, 2018 and February 28, 2017.

NOTE 4 – OTHERCURRENT ASSETS

Other current assets of $42,165 and $2,894 are comprised of vendor advances of $42,165 and $2,894 as of February 28, 2018 and February 28, 2017, respectively.

NOTE 5 – NOTES PAYABLE

Notes payable consisted of the following:

	February 28, 2018	February 28, 2017

Notes payable, at 10% and 5%	$3,777,537	$3,782,468
Convertible Promissory Note dated August 10, 2012, due August 10, 2017, convertible into shares of our common stock at a price of $0.76 per share. The note carries an interest rate of 7% with interest only payments due on the 10th of each month with the principal payment due on the maturity date. On January 30, 2017, this note was amended providing, among other things, for the conversion of 80% of the principal and accrued interest into common stock at $1.386 per share conditioned on the occurrence of certain future events the last of which was completed on February 14, 2018. Further details are provided below.	264,462	972,632
Convertible Promissory Note dated October 2, 2012, due October 2, 2017, convertible into shares of our common stock at a price of $0.76 per share. The note carries an interest rate of 7% with interest only payments due on the 2nd of each month with the principal payment due on the maturity date. On January 30, 2017, this note was amended providing, among other things, for the conversion of 80% of the principal and accrued interest into common stock at $1.386 per share conditioned on the occurrence of certain future events the last of which was completed on February 14, 2018. Further details are provided below.	133,178	483,951
Senior secured convertible notes dated May 7, 2013, due May 7, 2014, convertible into shares of our common stock at a price of $0.75 per share. The notes carry an interest rate of 12% with interest due on the last day of the month. On January 30, 2017, this note was amended providing, among other things, for the conversion of 80% of the principal and accrued interest into common stock at $1.386 per share conditioned on the occurrence of certain future events the last of which was completed on February 14, 2018. Further details are provided below.	757,155	2,395,700
Senior secured convertible notes dated June 20, 2013, due June 20, 2014, convertible into shares of our common stock at a price of $0.50per share. On January 30, 2017, this note was amended providing, among other things, for the conversion of 80% of the principal and accrued interest into common stock at $1.386 per share conditioned on the occurrence of certain future events the last of which was completed on February 14, 2018. Further details are provided below.	203,182	325,000
Convertible notes dated April 2016thru February 2017. The notes carry an interest rate of 5% and might be converted into the company shares of common if the shareholders approve a 7:1 reverse stock split. The note holder has elected not to convert and to have the note paid over an eleven-month period. The first payment of $50,000 was paid in April 2018.	500,000	994,470
	5,635,514	8,994,221

Less: Current portion	$1,402,537	$8,991,221

Long-term portion	$4,232,977	$-

CONVERTIBLE DEBT

On May 7, 2013, the Company transferred 4 notes payable with a total principal value of $1,000,000 together with accrued interest, and consulting fees to a senior secured convertible note with a principal value of $1,087,000 (“New Kenmont Note”) and warrants to Kenmont Capital Partners. The New Kenmont Note had a 1-year maturity date and was convertible into shares of common stock at the conversion price of $0.75 per share. The warrants were subsequently exercised. The Company recorded $342,020 as a discount, which was amortized over the life of the note. There is a remaining balance of $304,081 as of February 28, 2018.

On May 7, 2013, the Company transferred 2 note payables with a total principal value of $550,000 together with accrued interest to a senior secured convertible note with a principal value of $558,700 (“New LPD Note”) and warrants to LPD Investments, Ltd. The New LPD Note had a 1-year maturity date and was convertible into shares of common stock at the conversion price of $0.75 per share. The warrants were subsequently exercised. The Company recorded $175,793 as a discount, which will be amortized over the life of the note. There is a remaining balance of $163,677 as of February 28, 2018.

On May 7, 2013, the Company entered into an agreement with an individual for the sale of $750,000 of secured convertible note payable (the “Note”) and warrants. The Note had a 1-year maturity date and was convertible into shares of common stock at the conversion price of $0.75 per share. The warrants entitle the holder to acquire 1,000,000 shares and have an initial exercise price of $0.75 per share and have a 7-year term. The Company recorded $235,985 as a discount, which will be amortized over the life of the note. There is a remaining balance of $232,194 as of February 28, 2018.

On June 20, 2013, the Company entered into an agreement with four individuals for the sale of $325,000 of secured convertible notes payable (the “Notes”) and warrants. The Notes had a 1-year maturity date and were convertible into shares of common stock at the conversion price of $0.50 per share. The warrants were subsequently exercised. The Company recorded $63,622 as a discount, which will be amortized over the life of the notes. There is a remaining balance of $203,182 as of February 28, 2018.

On August 19, 2013, the Company entered into an agreement with a member of its Board of Directors for the sale of $2,500,000 of convertible notes payable (the “BOD Notes”) and warrants. The BOD Notes carry a base interest rate of 9.5%, have a 4-year maturity date and are convertible into shares of common stock at the conversion price of $0.50 per share. The warrants were subsequently exercised The Company recorded $667,118 as a discount, which will be amortized over the life of the note.

7% Convertible Promissory Notes:

On August 10, 2012 the Company entered into an agreement with an individual for the sale of $1,000,000 of unsecured Convertible Promissory Note. The Convertible Promissory Note balance together with all accrued interest thereon was due and payable on August 10, 2017 and the annual interest rate was 7% per annum and was due to be repaid 5 years from the closing date.   The Company recorded $310,723 as a debt discount, which will be amortized over the life of the note. There is a remaining balance of $264,462 as of February 28, 2018.

On October 2, 2012 the Company entered into an agreement with an individual for the sale of $500,000 of unsecured Convertible Promissory Note. This Convertible Promissory Note balance together with all accrued interest thereon was due and payable on October 2, 2017and the annual interest rate was 7% per annum and was due to be repaid 5 years from the closing date.   The Company recorded $137,583 as a debt discount, which will be amortized over the life of the note. There is a remaining balance of $133,178 as of February 28, 2018.

On January 30, 2017 the Company the Company entered into an agreement entitled First Amendment to Transaction Documents with five of seven secured creditors holding a security interest in all of the Company's assets except for its patents and other intellectual properties. The original agreement dated May 7, 2013 provided that if at least 75% of the stock issuable upon conversion of the convertible notes votes to amend the agreement and/or waive any conditions or defaults, then any such amendments or waivers shall be binding on all secured creditors. The five secured creditors signing the amendment total in excess of 95% of the issuable stock upon conversion and, therefore the agreement is binding on all seven of the secured creditors. The agreement provided that all accrued and unpaid interest will be added to the principal amount. The amended note provided for no interest from November 1, 2016 to February 14, 2018, the date at which the 1-for-7 reverse stock split became effective at which time 80% of the total debt including accrued interest was converted into shares of common stock and a new five year 5% per annum convertible note was issued for the remainder.

On February 21, 2017 the Company entered into several Refinancing Agreements with a debt holder totaling $2,237,456 including interest of $489,466. The agreements waived all events of default and provided for new five-year 5% convertible notes with no interest for the first six months. Upon the approval of a 1 for 7 reverse stock split by the stockholders the notes were converted into 1,164,555 shares of stock.

NOTE 6–RELATED PARTIES TRANSACTIONS

On January 24, 2017 the Company entered into a Debt Refinancing Agreement with Mr. Breslow, a former Director of the Company. Pursuant to the agreement, both Mr. Breslow and the Company acknowledged that total debt owed to Mr. Breslow was $23,872,614 including $8,890,574 of accrued interest. Mr. Breslow agreed to cancel and forgive all interest due, waive all events of default and sign a new five-year convertible note in the amount of $14,982,041 providing for no interest for six months and interest of 5% per annum thereafter payable monthly in arrears. The note also provides various default provisions. In accordance with the agreement, on February 14, 2018, the effective date of the 1 for 7 reverse stock split, $11,982,041 of the note was converted into 7,403,705 shares of common stock and the then accrued interest of $9,388,338 was forgiven. A new $3,000,000 note representing the remaining balance was entered into due and payable in five years bearing interest at 5% per annum payable monthly in arrears.

At February 28, 2018, the balance in Notes Payable and accrued interest-related party, current, includes $3,268,081 plus accrued interest of $1,963,795 to Mr. Kopple (a former Board member), a 10% shareholder. Related Parties Transactions also includes $82,000 of unsecured notes payable plus accrued interest of $40,104 to our CEO pursuant to a demand note entered into on April 5, 2014. At February 28, 2018, the balance in Convertible note payable and accrued interest-related party, long term, includes $2,000,000 of unsecured convertible notes payable plus accrued interest of $1,321,268 and an unsecured convertible note of $20,000 plus accrued interest of $1,416 to Mr. Kopple. Subscriptions receivable at February 28, 2018 includes $1,300,000 for the issuance of 2,653,061 shares of common stock issued to Mr. Lowy, a 30% shareholder (As of June 5, 2018, $1,000,000 was received by the Company). The balance in notes payable - long term, includes $3,000,000 to Mr. Breslow, a 20% shareholder.

NOTE 7- ACCRUED EXPENSES

Accrued expenses at February 28, 2018 and February 28, 2017 consisted of the following:

	2018	2017

Accrued payroll and related expenses	$2,775,312	$3,099,842
Accrued rent	-	202,036
Accrued interest	401,323	2,562,375
Other	35,000	75,000
Total	$3,211,635	$5,939,252

Accrued payroll and related expenses consists of salaries and vacation time accrued but not paid to employees due to our lack of financial resources.

NOTE 8- COMMITMENTS & CONTINGENCIES

Leases

Our facilities consist of approximately 20,000 rented square feet in Stanton, California. The Stanton facility is currently being used for small quantity assembly and testing using components that are produced by various suppliers as well as for general offices, engineering and warehousing. The rent for the Stanton facility is $10,000 per month. The facility is not sufficient for our near term anticipated needs and the Company is actively looking for a new facility. The Company arrangements for the Stanton facility are on a month-per-month rent.

Joint Venture

In March 2017 the Company entered into a joint venture with a Chinese partner to form Jiangsu Shengfeng Mobile Power Technology Co., Ltd. (“Jiangsu Shengfeng”) to address the Chinese market. Under the Jiangsu Shengfeng joint venture agreement, Aura owns 49% of the venture and our Chinese partner owns 51%. The Chinese partner contributed approximately $9.25 million to the venture –– principally in the form of facilities and equipment as wells as approximately $500,000 in cash. The Company contributed to the venture in the form of $250,000 in cash as well as a limited license to the joint venture to manufacture, sell and service the AuraGen® products within China. The limited license sold to the Jiangsu Shengfeng joint venture, however, does not permit Jiangsu Shengfeng to manufacture the AuraGen® rotor; rather, the joint venture is required to purchase all rotor subassemblies as well as certain software elements directly from the Company. Jiangsu Shengfeng’s board of directors consists of three members appointed by the Company and three appointed by our Chinese partner; Jiangsu Shengfeng’s CEO is appointed by our Chinese partner while its CFO and director for quality assurance and control are appointed by Aura.

In addition, the Chinese company invested $2,000,000 in Aura at $1.40 per share for a total of 1,428,571 shares of common stock and is required to purchase a minimum of $1,250,000 of product form the Company supported by letters of credit for distribution until their factory is built, equipment installed, and staff hired and properly trained by Aura personnel. Aura has also committed to supply personnel for six months at no cost other than to reimbursed for travel, room and board. This commitment has been fulfilled and Aura is under no further obligation to supply personnel at no cost. The agreement was subject to the approval of the Chinese Government which was received in April 2017.

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

The Company is one of several defendants named in a lawsuit filed by two of seven secured creditors demanding repayment of loans totaling $125,000 plus accrued interest and exemplary damages. The Company entered into an amended agreement with the five other secured creditors and based on the original agreement, which provided that if the agreement was amended by creditors whose debt totaled equaled 75% or more of the secured creditor debt convertible into the Company's common stock, the amended agreement becomes binding on all seven creditors including the suing creditors. The five secured creditors who entered into the amendment agreement totaled in excess of 95% of the secured creditors debt convertible into the Company's common stock and therefore became binding on the suing creditors as well.

The Company is presently engaged in a dispute with one of its former directors, Robert Kopple, relating to approximately $5.4 million and approximately 3.14 million warrants which Mr. Kopple claims to be owed to him and his affiliates by the Company. In July 2017, Mr. Kopple filed suit against the Company as well as against Mr. Gagerman (currently not a director) and director Mr. Diaz-Verson together with former directors Mr. Breslow and Mr. Howsmon in connection with these allegations. The Company believes that it has valid defenses in these matters and intends to vigorously defend against these claims.

In April 2018, the Company filed suit against its former counsel, Kilpatrick Townsend& Stockton LLP relating to various acts of malpractice and breach of fiduciary duty committed by the firm in connection with its representation of Aura.

The Company has a dispute with its former landlord and vacated its former premises prior to the end of its lease. The premises have been released to a third party and no action has been filed against the Company, nor does the Company believe it has any liability. Further while the Company believes it has claims against the landlord based on their actions, the Company has nonetheless elected to accrue the amount due for unpaid rent.

NOTE 9- STOCKHOLDERS’ DEFICIT

Common Stock

At February 28, 2018 and February 28, 2017, we had 150,000,000 shares of $0.0001 par value common stock authorized for issuance. During the year ended February 28, 2018 the Company issued:

●	1,428,572 shares of common stock for $2,000,000,

●	19,963,767 shares of common stock in settlement valued at $18,469,574,

●	928,572 shares of common stock for services valued at $885,000 at the market value on the issuance dates

●	2,653,061 shares of common stock for a subscription receivable of $1,300,000, and

●	178,571 shares of common stock in settlement of $175,000 of accounts payable

During the year ended February 28, 2017 we issued 135,714 shares of common stock in settlement of a note payable in the amount of $150,000 plus accrued interest of $15,288.

Subscription receivable consists of a $1.3 million receivable for 2,653,061 shares of the Company's common stock from a greater than 30% shareholder. Per the terms of the settlement agreement with Mr. Lowy, as soon as the Company shareholders approved the 7:1 reverse split and elected a new Board of Directors, Mr. Lowy was to provide the Company with the additional $1.3 million. The shareholders approved the reverse split and elected a new Board of Directors on January 11, 2018. The Company issued to Mr. Lowy 2,653,061 shares of common stock on February 28, 2018, and as of June 5, 2018, the Company has received $1,000,000 of this receivable.

In February 2018, the Company failed to issue approximately 2.3 million shares of stock contractually owed to BetterSea, LLC (“BetterSea”), one of the Company’s principal technical advisors. As of the date of this filing, the Company has not yet issued the required stock to BetterSea. The Company does not dispute that the shares are owed to BetterSea and intends to issue BetterSea all stock due under its contract.

Employee Stock Options

In September 2006, our Board of Directors adopted the 2006 Employee Stock Option Plan, subject to shareholder approval, which was obtained at a special shareholders meeting. Under the Plan, the Company may grant options for up to the greater of Three Million (3,000,000) or 10% of the number of shares of the Common Stock of Aura from time to time outstanding. The exercise price of each option shall be at least equal to the fair market value of such shares on the date of grant. The term of the options may not be greater than ten years, and they typically vest over a three-year period.

Activity in this plan is as follows:

	2006 Plan
	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Number of Options

Outstanding, February 28, 2017	$5.25-$7.00	$-	1,032,000
Granted
Cancelled
Outstanding, February 28, 2018	$5.25-$7.00		1,032,000

The exercise prices for the options outstanding at February 28, 2018, and information relating to these options is as follows:

Options Outstanding					Exercisable Options
Range of Exercise Price	Number	Weighted Average Remaining Life	Weighted Average Exercise Price	Weighted Average Remaining Life	Number	Weighted Average Exercise Price
$ 5.25-$7.00	1,032,000	2 years	$2.04	2 years	1,032,000	$2.04

The weighted average fair values of the options on the date of grant for the year ended February 28, 2018 and February 28, 2017 were nil per share and nil per share, respectively.

Warrants

Activity in issued and outstanding warrants is as follows:

	Number of Shares	Exercise Prices
Outstanding, February 28, 2017	3,779,146	$0.70-$7.00
Granted	6,111,789	-
Exercised	-	-
Expired	(1,147,430)	$1.50
Outstanding, February 28, 2018	8,743,505	$0.70-$5.25

The exercise prices for the warrants outstanding at February 28, 2018, and information relating to these warrants is as follows:

Range of Exercise Prices	Stock Warrants Outstanding	Stock Warrants Exercisable	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price of Warrants Outstanding	Weighted-Average Exercise Price of Warrants Exercisable	Intrinsic Value
$0.70-$5.25	2,625,859	2,625,859	37 months	$3.85	$3.85	$0.00
$5.25	154,667	154,667	36 months	$5.25	$5.25	$0.00

$5.25-$7.00	651,191	651,191	24 months	$5.25	$5.25	$0.00
$1.40-$4.55	5,311,789	5,311,789	59 months	$1.49	$1.49	$0.00

	8,743,505	8,743,505

NOTE 10– GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  During the years ended February 28, 2018 and February 28, 2017, the Company had income of $1,700,649 and incurred losses of $7,731,333, respectively and had negative cash flows from operating activities of $2,809,484 and $965,790, respectively.

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

During the next twelve months we intend to restart operations of our AuraGen® and actuator business both domestically and internationally and to hire a new management team. In addition, we plan to acquire a new facility of approximately 45,000 square feet for operations, as well as, rebuild the engineering QA and sales teams to support the operation. We anticipate being able to fund these additions in the upcoming fiscal year.

NOTE 11- INCOME TAXES

The Company did not record any income tax expense due to the net loss during the years ended February 28, 2018 and February 28, 2017. The actual tax benefit differs from the expected tax benefit computed by applying the combined United States corporate tax rate and the State of California tax rate of 6% to loss before income taxes as follows for the years ended February 28, 2018 and February 28, 2017:

	2018	2017
Current:
Federal	$-	$-
State	800	800

Total	800	800

Deferred
Federal	-	-
State	-	-

Total	-	-
Total Income Tax Provision
	$800	$800

The provision for income tax is included with other expense in the accompanying consolidated financial statements.

	2018	2017

Expected tax benefit	21.0%	34.0%
State income taxes, net of federal benefit	6.0	6.0
Changes in valuation allowance	(27.0)	(40.0)
Total	-%	-%

The following table summarizes the significant components of our deferred tax asset at February 28, 2018 and February 28, 2017:

	2018	2017
Deferred tax asset
Primarily relating to net operating loss carry-forwards, but also reserves for inventory and accounts receivable, stock-based compensation and other	66,000,000	115,000,000
Valuation allowance	(66,000,000)	(115,000,000)
Net deferred tax asset	$-	$-

We recorded an allowance of 100% for deferred tax assets due to the uncertainty of its realization.

At February 28, 2018, we had operating loss carry-forwards of approximately $315,000,000 for federal purposes, which expire through 2037, and $39,000,000 for state purposes, which expire through 2022.

We follow FASB ASC 740 related to uncertain tax positions. Under FASB ASC 740, the impact of an uncertain tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. At February 28, 2018andFebruary 28, 2017, we have no unrecognized tax benefits.

Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of February 28, 2018, and February 28, 2017, we have no accrued interest and penalties related to uncertain tax positions.

We are subject to taxation in the U.S. and California. Our tax years for 2013 and forward are subject to examination by our tax authorities. We are not currently under examination by any tax authority.

NOTE 12 - EMPLOYEE BENEFIT PLANS

We sponsor two employee benefit plans: The Employee Stock Ownership Plan (the "ESOP") and a 401(k) plan.

The ESOP is a qualified discretionary employee stock ownership plan that covers substantially all employees. We did not make any contributions to the ESOP during the years ended February 28, 2018 and February 28, 2017, respectively.

We sponsor a voluntary, defined contribution 401(k) plan. The plan provides for salary reduction contributions by employees and matching contributions by us of 100% of the first 4% of the employees' pre-tax contributions. The matching contributions included in expense were $0 and $0 for the years ended February 28, 2018 and February 28, 2017, respectively.

