Form 10-Q
period 2018-05-31
AURA SYSTEMS INC
filed 2018-07-11
CIK 826253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding July 10, 2018
Common Stock, par value $0.0001 per share	41,437,035 shares

AURA SYSTEMS, INC.

ITEM 1. FINANCIAL STATEMENTS

AURA SYSTEMS, INC.
BALANCE SHEETS

(Unaudited)

	As of May 31,	As of February 28,
	2018	2018
ASSETS
Current assets:
Cash and cash equivalents	$197,156	$748,008
Accounts receivable - net	30,751	-
Other current assets	38,558	42,165
Total current assets	266,465	790,173

Investment in Joint Venture	250,000	250,000

Total assets	$516,465	$1,040,173

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$4,960,480	$5,377,259
Accrued expenses	3,248,800	3,211,635
Customer advances	436,542	503,632
Shares to be issued	2,280,964	2,280,964
Notes payable	777,537	777,537
Convertible note payable and accrued interest-related party, net of discount	3,418,524	3,342,685
Convertible notes payable, net of discount	575,000	625,000
Notes payable and accrued interest- related party	5,475,445	5,353,980

Total current liabilities	21,173,292	21,472,692

Note payable-related party	3,000,000	3,000,000
Convertible notes payable	1,232,977	1,232,977

Total liabilities	25,406,269	25,705,669

Commitments and contingencies

Stockholders’ deficit:
Common stock, $0.0001 par value; 150,000,000 shares authorized at May 31 and February 28, 2018; 41,437,035 and 41,437,035 issued and outstanding at May 31 and February 28, 2018, respectively	4,144	4,144
Subscription receivable	(800,000)	(1,300,000)
Additional paid-in capital	438,559,164	438,247,091
Accumulated deficit	(462,653,112)	(461,616,731)
Total stockholders’ deficit	(24,889,804)	(24,665,496)

Total liabilities and stockholders’ deficit	$516,465	$1,040,173

The accompanying notes are an integral part of these financial statements.

AURA SYSTEMS, INC.
STATEMENTS OF OPERATIONS
FOR THREE MONTHS ENDED MAY 31, 2018 AND 2017
(Unaudited)

	May 31,
	2018	2017
Net Revenues	$37,400	$0
Cost of goods sold	14,677	0
Gross Profit	22,723	0

Operating expenses:
Engineering, research and development expenses	132,853	0
Selling, general and administrative expenses	1,001,966	567,996
Total operating expenses	1,134,819	567,996

Loss from operations	(1,112,095)	(567,996)

Other (income) and expense:
Interest expense, net	277,217	1,028,228
Other (income) expense, net	(352,931)	787,136
Total other (income) expense	(75,714)	1,815,364

Net Loss	$(1,036,382)	$(2,383,360)

Total basic and diluted loss per share	$(0.03)	$(0.02)
Weighted average shares used to compute basic and diluted loss per share	41,437,035	17,513,475

* Basic and diluted weighted average number of shares is equivalent since the effect of potential dilutive securities is anti-dilutive.

See accompanying notes to these unaudited financial statements.

AURA SYSTEMS, INC.
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MAY 31, 2018 AND 2017
(Unaudited)

	Three Months Ended May 31,
	2018	2017
Cash flow from operating activities:
Net Loss	$(1,036,382)	$(2,383,360)
Adjustments to reconcile Net loss to net cash used in operating activities
Amortization of debt discount	-	43,417
FMV of warrants issued for services	312,072	177,737
Stock issued for services	-	990,205
(Increase) decrease in:
Accounts receivable	(30,751)	-
Other current assets and deposit	3,608	(2,694)
Increase (decrease) in:
Accounts payable, customer deposit and accrued expenses	(249,400)	37,826
Net cash used in operations	(1,000,852)	(1,136,869)

Investing Activities:
Investment in Joint Venture	-	(250,000)
Net cash used in investing activities	-	(250,000)

Financing activities:
Issuance of common stock	-	1,000,000
Payment to note payable	(50,000)	(197,970)
Proceeds from convertible notes payable	-	653,640
Proceeds from subscription receivable	500,000	-
Investor Advance	-	650,000
Net cash provided by financing activities:	450,000	2,105,670

Net increase(decrease) in cash & cash equivalents	(550,852)	718,801

Cash and cash equivalents at beginning of period	748,008	255,869

Cash and cash equivalents at end of period	$197,156	$974,669
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$-	$-
Income taxes	-	-

Unaudited supplemental disclosure of non-cash investing and financing activities:

None

See accompanying notes to these unaudited financial statements.

AURA SYSTEMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – ACCOUNTING POLICIES

Accounting principles

In the opinion of management, the accompanying balance sheets and related interim statements of income and comprehensive income, and cash flows include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the Company’s annual report on Form 10-K for the year ended February 28, 2018 filed on June 13, 2018 with the U.S. Securities and Exchange Commission.

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. During the three months ended May 31, 2018 and May 31, 2017, the Company incurred losses of $1,036,382 and $2,383,360, respectively and had negative cash flows from operating activities of $1,000,852 and $1,136,869, respectively.

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

During the next twelve months we intend to restart operations of our AuraGen/VIPER business both domestically and internationally. At the next annual meeting the shareholders will vote for five board candidates. The new board intends to hire a new management team. In addition we plan to acquire a new facility of approximately 45,000 square feet for operations, as well as rebuild the engineering, QA, and sales teams to support the operations. We anticipate being able to fund these additions in the upcoming fiscal year.

NOTE 3 – NOTES PAYABLE

Notes payable consisted of the following:

	May 31, 2018	February 28, 2018

Notes payable, at 10% and 5%	$3,777,537	$3,777,537
Convertible Promissory Note dated August 10, 2012 with an interest rate of 5% per annum. On January 30, 2017, this note was amended providing, among other things, for the conversion of 80% of the principal and accrued interest into common stock at $1.386 per share conditioned on the occurrence of certain future events the last of which was completed on February 14, 2018. Further details are provided below.	264,462	264,462
Convertible Promissory Note dated October 2, 2012 with an interest rate of 5% per annum. On January 30, 2017, this note was amended providing, among other things, for the conversion of 80% of the principal and accrued interest into common stock at $1.386 per share conditioned on the occurrence of certain future events the last of which was completed on February 14, 2018. Further details are provided below.	133,178	133,178
Senior secured convertible notes dated May 7, 2013 with an interest rate of 5% per annum., On January 30, 2017, this note was amended providing, among other things, for the conversion of 80% of the principal and accrued interest into common stock at $1.386 per share conditioned on the occurrence of certain future events the last of which was completed on February 14, 2018. Further details are provided below.	757,155	757,155
Senior secured convertible notes dated June 20, 2013 with an interest are of 5% per annum On January 30, 2017, this note was amended providing, among other things, for the conversion of 80% of the principal and accrued interest into common stock at $1.386 per share conditioned on the occurrence of certain future events the last of which was completed on February 14, 2018. Further details are provided below.	203,182	203,182
Convertible notes dated April 2016 thru February 2017 with an an interest rate of 5% per annum. Although the notes could have been converted into shares of common stock upon shareholder approval of the 7:1 reverse stock split that occurred on February 14, 2018, the note holder elected not to convert and to have the note paid over an eleven-month period. The first payment of $50,000 was paid in April 2018.	450,000	500,000
	5,585,514	5,635,514

Less: Current portion	$1,352,537	$1,402,537

Long-term portion	$4,232,977	$4,232,977

CONVERTIBLE DEBT

On May 7, 2013, the Company transferred 4 notes payable with a total principal value of $1,000,000 together with accrued interest, and consulting fees to a senior secured convertible note with a principal value of $1,087,000 (“New Kenmont Note”) and warrants to Kenmont Capital Partners. The New Kenmont Note had a 1-year maturity date and was convertible into shares of common stock at the conversion price of $0.75 per share. The warrants were subsequently exercised. The Company recorded $342,020 as a discount, which was amortized over the life of the note. There is a remaining balance of $304,081 as of May 31, 2018.

On May 7, 2013, the Company transferred 2 note payables with a total principal value of $550,000 together with accrued interest to a senior secured convertible note with a principal value of $558,700 (“New LPD Note”) and warrants to LPD Investments, Ltd. The New LPD Note had a 1-year maturity date and was convertible into shares of common stock at the conversion price of $0.75 per share. The warrants were subsequently exercised. The Company recorded $175,793 as a discount, which will be amortized over the life of the note. There is a remaining balance of $163,677 as of May 31, 2018.

On May 7, 2013, the Company entered into an agreement with an individual for the sale of $750,000 of secured convertible note payable (the “Note”) and warrants. The Note had a 1-year maturity date and was convertible into shares of common stock at the conversion price of $0.75 per share. The warrants entitle the holder to acquire 1,000,000 shares and have an initial exercise price of $0.75 per share and have a 7-year term. The Company recorded $235,985 as a discount, which will be amortized over the life of the note. There is a remaining balance of $232,194 as of May 31, 2018.

On January 30, 2017, the Company entered into an amendment to the agreements described immediately above with five of seven secured creditors holding a security interest in all of the Company’s assets except for its patents and other intellectual properties. The original agreements, dated May 7, 2013, provided that if at least 75% of the stock issuable upon conversion of the convertible notes votes to amend the agreement and/or waive any conditions or defaults, then any such amendments or waivers shall be binding on all secured creditors. The five secured creditors signing the amendment totaled in excess of 95% of the issuable stock upon conversion and, therefore the amendment is binding on all seven of the secured creditors. The amendment provided that all accrued and unpaid interest will be added to the principal amount. The amended notes provided for no interest from November 1, 2016 to February 14, 2018, the date on which the 1-for-7 reverse stock split became effective and at which time 80% of the total debt, including accrued interest, was converted into shares of common stock and a new five year 5% per annum convertible note was issued for the remainder. The amendment also provides that if the Company enters into a “Qualified Financing” (defined as receipt by the Company of not less than $4,000,000 in aggregate gross proceeds from the sale of securities in one or a series of related transactions after the execution date), then the Company shall remit to the holder the “Cash Payment Amount” as set forth in the amendment.

On June 20, 2013, the Company entered into an agreement with four individuals for the sale of $325,000 of secured convertible notes payable (the “Notes”) and warrants. The Notes had a 1-year maturity date and were convertible into shares of common stock at the conversion price of $0.50 per share. The warrants were subsequently exercised. The Company recorded $63,622 as a discount, which will be amortized over the life of the notes. There is a remaining balance of $203,182 as of May 31, 2018.

On August 19, 2013, the Company entered into an agreement with a member of its Board of Directors for the sale of $2,500,000 of convertible notes payable (the “BOD Notes”) and warrants. The BOD Notes carry a base interest rate of 9.5%, had a 4-year maturity date and are convertible into shares of common stock at the conversion price of $0.50 per share. The warrants were subsequently exercised. The Company recorded $667,118 as a discount, which will be amortized over the life of the note. There is a balance of $3,396,858 as of May 31, 2018.

On February 21, 2017, the Company entered into several Refinancing Agreements with a debt holder totaling $2,237,456 including interest of $489,466. The agreements waived all events of default and provided for new five-year 5% convertible notes with no interest for the first six months. Upon the effective date of February 14, 2018 of the 1 for 7 reverse stock split, the notes were converted into 1,164,555 shares of common stock.

NOTE 4 – ACCRUED EXPENSES

Accrued expenses consisted of the following:

	May 31, 2018	February 28, 2018

Accrued payroll and related expenses	$2,767,565	$2,775,312
Accrued interest	481,235	401,323
Other	-	35,000
Total	$3,248,800	$3,211,635

Accrued payroll and related expenses consists of salaries and vacation time accrued but not paid to employees due to our lack of financial resources.

NOTE 5 – SHAREHOLDERS’ EQUITY

Common Stock

During the three months ended May 31, 2018, we did not issue any shares of common stock.

During the three months ended May 31, 2017, we issued 5,000,000 shares of common stock for $1,000,000 in conjunction with our Chinese Joint Venture, we issued 5,116,959 shares of common stock valued at $665,204 as part of a settlement agreement, and we issued 2,500,000 shares of common stock valued at $325,000 in connection with a consulting agreement.

Employee Stock Options

During the three months ended May 31, 2018, there were no stock options granted to employees and 742,857 stock options with an exercise price of $1.40 per share granted to directors, which are set forth below under “Warrants.”

In September 2006, our Board of Directors adopted the 2006 Employee Stock Option Plan. Activity in this plan is as follows:

	2006 Plan
	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Number of Options
Outstanding, February 28, 2018	$5.25-$7.00	$0.00	1,032,000
Cancelled	-	-	-
Granted	-	-	-
Outstanding, May 31, 2018	$5.25-$7.00	$0.00	1,032,000

The exercise prices for the options outstanding at May 31, 2018, and information relating to these options is as follows:

Options Outstanding				Exercisable Options
Range of Exercise Price	Number	Weighted Average Remaining Life	Weighted Average Exercise Price	Weighted Average Remaining Life	Number	Weighted Average Exercise Price
$5.25-$7.00	1,032,000	1.75 years	$5.55	1.75 years	1,032,000	$5.55

Warrants

Activity in issued and outstanding warrants is as follows:

	Number of Shares	Exercise Prices
Outstanding, February 28, 2018	8,743,505	$.70-$7.00
Granted	742,857	$1.40
Exercised	-	-
Cancelled
Outstanding, May 31, 2018	9,486,362	$0.70-$7.00

The exercise prices for the warrants outstanding at May 31, 2018, and information relating to these warrants is as follows:

Range of Exercise Prices	Stock Warrants Outstanding	Stock Warrants Exercisable	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price of Warrants Outstanding	Weighted- Average Exercise Price of Warrants Exercisable	Intrinsic Value
$1.40	742,857	742,857	58 months	$1.40	$1.40	$0.00
$1.40	5,154,646	5,154,646	57 months	$1.40	$1.40	$0.00
$0.70-4.55	2,783,002	2,783,002	34 months	$2.85	$2.85	$0.00
$5.25	154,666	154,666	33 months	$5.25	$5.25	$0.00
$5.25	651,191	651,191	20 months	$5.25	$5.25	$0.00

	9,486,362	9,486,362

NOTE 6 – RELATED PARTIES TRANSACTIONS

On January 24, 2017, the Company entered into a Debt Refinancing Agreement with Mr. Breslow, a former Director of the Company. Pursuant to the agreement, both Mr. Breslow and the Company acknowledged that total debt owed to Mr. Breslow was $23,872,614 including $8,890,574 of accrued interest. Mr. Breslow agreed to cancel and forgive all interest due, waive all events of default and sign a new five-year convertible note in the amount of $14,982,041 providing for no interest for six months and interest of 5% per annum thereafter payable monthly in arrears. The note also provides various default provisions. In accordance with the agreement, on February 14, 2018, the effective date of the 1 for 7 reverse stock split, $11,982,041 of the note was converted into 7,403,705 shares of common stock and the then accrued interest of $9,388,338 was forgiven. A new $3,000,000 note representing the remaining balance was entered into due and payable in five years bearing interest at 5% per annum payable monthly in arrears.

At May 31, 2018, the balance in Notes Payable and accrued interest-related party, current, includes $3,268,081 plus accrued interest of $2,083,203 to Mr. Kopple (a former Board member), a 10% shareholder. Related Parties Transactions also includes $82,000 of unsecured notes payable plus accrued interest of $40,104 to our CEO pursuant to a demand note entered into on April 5, 2014. At May 31, 2018, the balance in Convertible note payable and accrued interest-related party, long term, includes $2,000,000 of unsecured convertible notes payable plus accrued interest of $1,396,858 and an unsecured convertible note of $20,000 plus accrued interest of $1,666 to Mr. Kopple. Subscriptions receivable at May 31, 2018 includes $1,300,000 for the issuance of 2,653,061 shares of common stock issued to Mr. Lowy, a 30% shareholder (as of June 5, 2018, $1,000,000 was received by the Company). The balance in notes payable - long term, includes $3,000,000 to Mr. Breslow, a 20% shareholder.

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

Joint Venture

In March 2017, the Company entered into a joint venture with a Chinese partner to form Jiangsu Shengfeng Mobile Power Technology Co., Ltd. (“Jiangsu Shengfeng”) to address the Chinese market. Under the Jiangsu Shengfeng joint venture agreement, Aura owns 49% of the venture and our Chinese partner owns 51%. The Chinese partner contributed approximately $9.25 million to the venture –– principally in the form of facilities and equipment as wells as approximately $500,000 in cash. The Company contributed to the venture in the form of $250,000 in cash as well as a limited license to the joint venture to manufacture, sell and service the AuraGen® products within China. The limited license contributed to the Jiangsu Shengfeng joint venture, however, does not permit Jiangsu Shengfeng to manufacture the AuraGen® rotor; rather, the joint venture is required to purchase all rotor subassemblies as well as certain software elements directly from the Company. Jiangsu Shengfeng’s board of directors consists of three members appointed by the Company and three appointed by our Chinese partner; Jiangsu Shengfeng’s CEO is appointed by our Chinese partner while its CFO and director for quality assurance and control are appointed by Aura.

In addition, the Chinese company invested $2,000,000 in Aura common stock at $1.40 per share for a total of 1,428,571 shares of common stock and is required to purchase a minimum of $1,250,000 of product from the Company supported by letters of credit for distribution until their factory is built, equipment installed, and staff hired and properly trained by Aura personnel. Aura has also committed to supply personnel for six months at no cost other than to reimburse for travel, room and board. This commitment has been fulfilled and Aura is under no further obligation to supply personnel at no cost. The agreement was subject to the approval of the Chinese Government which was received in April 2017.

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

The Company is one of several defendants named in a lawsuit filed by two of seven secured creditors demanding repayment of loans totaling $125,000 plus accrued interest and exemplary damages. The Company entered into an amended agreement with the five other secured creditors and based on the original agreement, which provided that if the agreement was amended by creditors whose debt totaled equaled 75% or more of the secured creditor debt convertible into the Company’s common stock, the amended agreement becomes binding on all seven creditors including the suing creditors. The five secured creditors who entered into the amendment agreement totaled in excess of 95% of the secured creditors debt convertible into the Company’s common stock and therefore became binding on the suing creditors as well.

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

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include the following:

●	Our ability to generate positive cash flow from operations;

●	Our ability to obtain additional financing to fund our operations;

●	The impact of economic, political and market conditions on us and our customers;

●	The impact of unfavorable results of legal proceedings;

●	Our exposure to potential liability arising from possible errors and omissions, breach of fiduciary duty, breach of duty of care, waste of corporate assets and/or similar claims that may be asserted against us;

●	Our ability to compete effectively against competitors offering different technologies;

●	Our business development and operating development;

●	Our expectations of growth in demand for our products; and

●	Other risks described under the heading “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and those risks discussed in our other filings with the Securities and Exchange Commission, including those risks discussed under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended February 28, 2018 (as the same may be updated from time to time in subsequent quarterly reports), which discussion is incorporated herein by this reference.

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

As of the date of this Report, Robert Kopple, the Company’s former Vice Chairman of the Board, is the only significant unsecured note holder that has not agreed to restructure his debt. Mr. Kopple claims that he and his affiliates are owed approximately $5.35 million on terms significantly preferable to other similarly-situated unsecured creditors. The Company disputes Mr. Kopple’s claims. See “Item 3. Legal Proceedings” included in the Company’s Annual Report on Form 10-K for the year ended February 28, 2018 for information regarding the dispute with Mr. Kopple regarding these transactions. Mr. Kopple has not accepted the Company’s numerous offers to restructure this debt.

On February 14, 2018, the Company effectuated a one-for-seven reverse stock split.

The Company is planning to restart operations with a new management team and is presently in the process of identifying candidates for Chief Financial Officer and Chief Executive Officer. Currently, the Company has a contractual agreement for $1.25 million of orders for the AuraGen® product to fill during the next eight months and anticipates that it may receive significant additional orders once the Company is back in operation.

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

Results of Operations

Three months ended May 31, 2018 compared to three months ended May 31, 2017

Net revenues were $37,400 for the three months ended May 31, 2018 (the “First Quarter FY2019”) compared to $0 for the three months ended May 31, 2017 (the “First Quarter FY2018”). The Company has only recently begun to ship small amounts of product following its reorganization.

Cost of goods sold were $14,677 in the First Quarter FY2019 compared to $0 in the First Quarter FY2018.

Engineering, research and development expenses were $132,853 in the First Quarter FY2019, compared to $0 in the First Quarter FY 2018. The expense in the current year period is primarily due to the Company redesigning the ECU for the Auragen system.

Selling, general and administrative expense increased $433,970 (76%) to $1,001,966 in the First Quarter FY2019 from $567,996 in the First Quarter FY2019. The increase is primarily due to a non-cash charge of $312,000 for warrants issued to the Board of Directors and an increase of approximately $160,000 in legal expenses, partially offset by a slight reduction in other expenses.

Net interest expense in the First Quarter FY2019 decreased $751,011 (73%) to $277,217 from $1,028,228 in the First Quarter FY2018. The decrease is due to the reduction in outstanding debt as a result of the conversion of debt to equity in the restructuring that occurred in the fourth quarter of the prior fiscal year.

Our net loss for the First Quarter FY2019 decreased to $1,036,382 from $2,383,360 in the First Quarter FY2018.

Liquidity and Capital Resources

We had cash of approximately $197,000 and $748,000 as of May 31, 2018, and February 28, 2018, respectively.  We had a working capital deficit at May 31, 2018, and February 28, 2018 of $20,906,827 and $20,682,519, respectively. The working capital deficit includes notes payable and accrued interest to related parties of $8,893,969 and $8,696,665 as of November 30 and February 28, 2018, respectively.

Net cash used in operations for the three months ended May 31, 2018, was $1,000,852, a decrease of $136,017 from the comparable period in the prior fiscal year. Net cash provided by financing activities during the three months ended May 31, 2018, was $450,000, resulting from net proceeds from subscriptions receivable of $500,000 partially offset by a payment of $50,000 on a note payable.

There were no acquisitions of property and equipment during the First Quarter FY2019 or the First Quarter FY2018.

Accrued expenses as of May 31, 2018 increased $37,165 to $3,248,800 from $3,211,635 as of February 28, 2018. Approximately $2,250,000 of accrued expenses is salaries accrued but unpaid to certain current and former employees due to a lack of resources, and approximately $500,000 is accrued but unused vacation earned by employees.

The Company had a deficit of $24,889,804 in shareholders’ equity as of May 31, 2018, compared to $24,665,496 as of February 28, 2018.

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

Capital Transactions

During the three months ended May 31, 2018 we did not issue any shares of common stock.

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

ITEM3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide disclosure under this Item 3.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the specified time periods. For the last 3 fiscal years, these control and procedures broke down due to insufficient capital to maintain such controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, the Company’s management evaluated, with the participation of the Company’s Chief Executive Officer and acting Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures. Based on the evaluation, the Company’s Chief Executive Officer and acting Chief Financial Officer concluded that these controls and procedures were ineffective as of the end of the period covered by this report in ensuring that information requiring disclosure is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended May 31, 2018, which have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

We are subject to the legal proceedings and claims discussed below as well as certain other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. Please refer to Item 3, “Legal Proceedings,” in our Annual Report on Form 10-K for the year ended February 28, 2018 for a description. Our management evaluates our exposure to these claims and proceedings individually and in the aggregate and evaluates potential losses on such litigation if the amount of the loss is estimable and the loss is probable. However, the outcome of legal proceedings and claims brought against the Company is subject to significant uncertainty. Although management considers the likelihood of such an outcome to be remote, if one or more of these legal matters were resolved against the Company for amounts in excess of management’s expectations, the Company’s consolidated financial statements for that reporting period could be materially adversely affected. The Company settled certain matters subsequent to year end that did not individually or in the aggregate have a material impact on the Company’s financial condition or operating results.

The Company and the Company’s Chief Executive Officer, Melvin Gagerman, are among several defendants named in a lawsuit filed by two secured creditors demanding repayment of loans totaling $125,000 plus accrued interest and exemplary damages. In January 2017, the Company entered into an agreement with all secured creditors other than the two plaintiffs. However, because secured creditors holding in excess of 97% of the issuable stock upon conversion have executed the agreement, the agreement is binding on all of the secured creditors, including the two plaintiffs. That agreement, among other provisions, waives all past events of default. It is the Company’s position that the two plaintiffs are not entitled to any payment or other relief at this time and therefore that they have no valid claim against the Company or Mr. Gagerman. In March 2017, plaintiffs moved for partial summary adjudication against the Company and Mr. Gagerman; however, the Court denied plaintiff’s motion. Thereafter, the Court sustained demurrers by Mr. Gagerman and the Company but granted plaintiffs leave to amend. During the three months ended May 31, 2018, the plaintiffs filed a second amended complaint. In response to the plaintiffs’ second amended complaint, both the Company and Mr. Gagerman intend to further demurrer seeking dismissal of this action.

ITEM 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended February 28, 2018.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended May 31, 2018, we did not issue any shares of common stock.

ITEM 3. Defaults Upon Senior Securities.

As of the date of this filing, Robert Kopple, the Company’s Vice Chairman of the Board, is the only significant unsecured note holder that has not agreed to restructure his debt. Mr. Kopple claims to be owed approximately $5.4 million plus interest and approximately 22 million warrants on terms significantly preferable to other similarly-situated unsecured creditors. To-date, Mr. Kopple has not accepted the Company’s multiple offers to restructure his debt. The Company is presently engaged in a dispute with Mr. Kopple relating to the debt and securities which Mr. Kopple claims to be owed to him and his affiliates by the Company. See, “Note 3 – Notes Payable” and “Note 5 – Related Parties Transactions” to the Company’s condensed financial statements and “Liquidity and Capital Resources” in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” elsewhere in this quarterly report on Form 10-Q for additional information regarding amounts that may be owed under the Company’s notes payable and the recent restructuring of certain Company debt.

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

Date: July 11, 2018	AURA SYSTEMS, INC.
(Registrant)

	By:	/s/ Melvin Gagerman
Melvin Gagerman
Acting Chief Financial Officer
(Principal Financial and Accounting Officer and
Duly Authorized Officer)