Form 10-Q
period 2018-08-31
AURA SYSTEMS INC
filed 2018-10-22
CIK 826253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding October 9, 2018
Common Stock, par value $0.0001 per share	48,801,770 shares

AURA SYSTEMS, INC.

i

ITEM 1. FINANCIAL STATEMENTS

AURA SYSTEMS, INC.
BALANCE SHEETS

(Unaudited)

	As of August 31,	As of February 28,
	2018	2018
ASSETS
Current assets:
Cash and cash equivalents	$52,688	$748,008
Other current assets	23,841	42,165
Total current assets	76,529	790,173

Investment in Joint Venture	250,000	250,000

Total assets	$326,529	$1,040,173

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$5,174,727	$5,377,259
Accrued expenses	3,310,439	3,211,635
Customer advances	436,542	503,632
Shares to be issued	-	2,280,964
Notes payable	777,537	777,537
Convertible note payable and accrued interest-related party, net of discount	3,493,519	3,342,685
Convertible notes payable, net of discount	575,000	625,000
Notes payable and accrued interest- related party	5,595,557	5,353,980

Total current liabilities	19,363,321	21,472,692

Note payable-related party	3,000,000	3,000,000
Convertible notes payable	1,232,977	1,232,977

Total liabilities	23,596,298	25,705,669

Commitments and contingencies

Stockholders’ deficit:
Common stock, $0.0001 par value; 150,000,000 shares authorized at August 31 and February 28, 2018; 48,801,770 and 41,437,035 issued and outstanding at August 31 and February 28, 2018, respectively	4,881	4,144
Subscription receivable	(175,000)	(1,300,000)
Additional paid-in capital	442,958,394	438,247,091
Accumulated deficit	(466,058,044)	(461,616,731)
Total stockholders’ deficit	(23,224,957)	(24,665,496)

Total liabilities and stockholders’ deficit	$326,529	$1,040,173

The accompanying notes are an integral part of these financial statements.

AURA SYSTEMS, INC.

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2018 AND 2017

(Unaudited)

	Three Months ended August 31,		Six Months ended August 31,
	2018	2017	2018	2017

Net Revenues	$1,874	$-	$39,724	$-

Cost of goods sold	58,317	-	72,994	-

Gross Profit	(56,443)	-	(33,720)	-

Expenses
Engineering, research and development expenses	31,023	-	163,876	-
Selling, general and administrative expenses	3,041,313	362,807	4,043279	930,803
Total costs and expenses	3,072,336	362,807	4,207,155	930,803

Loss from operations	(3,128,779)	(362,807)	(4,240,875)	(930,803)

Other (income) and expense
Interest expense, net	276,155	797,823	553,372	1,826,051
Other (income) expense, net		10,000	(553,372)	797,136
Total other (income) expense	276,155	807,823	200,441	2,623,187
Net Loss	$(3,404,933)	$(1,170,630)	$(4,441,316)	$(3,553,990)

Total basic and diluted loss per share	$(0.08)	$(0.07)	$(0.10)	$(0.20)
Weighted average shares used to compute basic and diluted income (loss) per share	42,877,964	17,951,199	42,157,498	17,677,133

* Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of the dilutive securities is anti-dilutive.

AURA SYSTEMS, INC.
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED AUGUST 31, 2018 AND 2017
(Unaudited)

	Six Months Ended August 31,
	2018	2017
Cash flow from operating activities:
Net Loss	$(4,441,316)	$(3,553,990)
Amortization of debt discount	-	43,417
FMV of warrants issued for services	438,826	177,737
Stock issued for services	1,992,250	990,205
(Increase) decrease in:
Other current assets and deposit	18,324	(24,694)
Increase (decrease) in:
Accounts payable, customer deposit and accrued expenses	221,596	262,265
Net cash used in operations	(1,770,320)	(2,105,060)

Investing Activities:
Investment in Joint Venture	-	(250,000)
Net cash used in investing activities	-	(250,000)

Financing activities:
Issuance of common stock	-	1,000,000
Payments on notes payable	(50,000)	-
Proceeds from subscription receivable	1,125,000	-
Proceeds from notes payable-net	-	959,454
Proceeds from notes payable-related party, net	-	204,034
Investor Advance	-	1,000,000
Net cash provided by financing activities:	1,075,000	3,163,488

Net increase (decrease) in cash & cash equivalents	(695,320)	808,428

Cash and cash equivalents at beginning of period	748,008	255,869

Cash and cash equivalents at end of period	$52,688	$1,064,297
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$37,500	$-
Income taxes	-	-

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. During the six months ended August 31, 2018 and August 31, 2017, the Company incurred losses of $4,441,316 and $3,553,990, respectively and had negative cash flows from operating activities of $1,770,320 and $2,105,060, respectively.

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

NOTE 3 – NOTES PAYABLE

Notes payable consisted of the following:

	August 31, 2018	February 28, 2018

Notes payable, at 10% and 5%	$3,777,537	$3,777,537
Convertible Promissory Note dated August 10, 2012 with an interest rate of 5% per annum. On January 30, 2017, this note was amended providing, among other things, for the conversion of 80% of the principal and accrued interest into common stock at $1.386 per share conditioned on the occurrence of certain future events the last of which was completed on February 14, 2018. Further details are provided below.	264,462	264,462
Convertible Promissory Note dated October 2, 2012 with an interest rate of 5% per annum. On January 30, 2017, this note was amended providing, among other things, for the conversion of 80% of the principal and accrued interest into common stock at $1.386 per share conditioned on the occurrence of certain future events the last of which was completed on February 14, 2018. Further details are provided below.	133,178	133,178
Senior secured convertible notes dated May 7, 2013 with an interest rate of 5% per annum. On January 30, 2017, this note was amended providing, among other things, for the conversion of 80% of the principal and accrued interest into common stock at $1.386 per share conditioned on the occurrence of certain future events the last of which was completed on February 14, 2018. Further details are provided below.	757,155	757,155
Senior secured convertible notes dated June 20, 2013 with an interest are of 5% per annum On January 30, 2017, this note was amended providing, among other things, for the conversion of 80% of the principal and accrued interest into common stock at $1.386 per share conditioned on the occurrence of certain future events the last of which was completed on February 14, 2018. Further details are provided below.	203,182	203,182
Convertible notes dated April 2016 thru February 2017 with an an interest rate of 5% per annum. Although the notes could have been converted into shares of common stock upon shareholder approval of the 7:1 reverse stock split that occurred on February 14, 2018, the note holder elected not to convert and to have the note paid over an eleven-month period. The first payment of $50,000 was paid in April 2018.	450,000	500,000
	5,585,514	5,635,514

Less: Current portion	$1,352,537	$1,402,537

Long-term portion	$4,232,977	$4,232,977

CONVERTIBLE DEBT

On May 7, 2013, the Company transferred 4 notes payable with a total principal value of $1,000,000 together with accrued interest, and consulting fees to a senior secured convertible note with a principal value of $1,087,000 (“New Kenmont Note”) and warrants to Kenmont Capital Partners. The New Kenmont Note had a 1-year maturity date and was convertible into shares of common stock at the conversion price of $1.38per share. As of the 1 for 7 reverse split, 80% of this note was converted into stock at a price of $1.38 per share. The warrants were subsequently exercised. The Company recorded $342,020 as a discount, which was amortized over the life of the note.There is a remaining balance of $304,081 as of August 31, 2018 and February 28, 2018.

On May 7, 2013, the Company transferred 2 note payables with a total principal value of $550,000 together with accrued interest to a senior secured convertible note with a principal value of $558,700 (“New LPD Note”) and warrants to LPD Investments, Ltd. The New LPD Note had a 1-year maturity date and was convertible into shares of common stock at the conversion price of $1.38 per share. As of the 1 for 7 reverse split, 80% of this note was converted into stock at a price of $1.38 per share.The warrants were subsequently exercised. The Company recorded $175,793 as a discount, which will be amortized over the life of the note. There is a remaining balance of $163,677 as of August 31, 2018 and February 28, 2018.

On May 7, 2013, the Company entered into an agreement with an individual for the sale of $750,000 of secured convertible note payable (the “Note”) and warrants. The Note had a 1-year maturity date and was convertible into shares of common stock at the conversion price of $1.38per share. As of the 1 for 7 reverse split, 80% of this note was converted into stock at a price of $1.38 per share.The warrants entitle the holder to acquire 1,000,000 shares and have an initial exercise price of $1.38 per share and have a 7-year term. The Company recorded $235,985 as a discount, which will be amortized over the life of the note. There is a remaining balance of $232,194 as of August 31, 2018 and February 28, 2018.

On January 30, 2017, the Company entered into an amendment to the agreements described immediately above with five of seven secured creditors holding a security interest in all of the Company’s assets except for its patents and other intellectual properties. The five secured creditors signing the amendment represented in excess of 95% of the total,secured debt. The amendment provided that all accrued and unpaid interest will be added to the principal amount. The amended notes provided for no interest from November 1, 2016 to February 14, 2018, the date on which the 1-for-7 reverse stock split became effective and at which time 80% of the total debt, including accrued interest, was converted into shares of common stock and a new five year 5% per annum convertible note was issued for the remainder. The amendment also provides that if the Company enters into a “Qualified Financing” (defined as receipt by the Company of not less than $4,000,000 in aggregate gross proceeds from the sale of securities in one or a series of related transactions after the execution date), then the Company shall remit to the holder the “Cash Payment Amount” as set forth in the amendment.

On June 20, 2013, the Company entered into an agreement with four individuals for the sale of $325,000 of secured convertible notes payable (the “Notes”) and warrants. The Notes had a 1-year maturity date and were convertible into shares of common stock at the conversion price of $0.50 per share. The warrants were subsequently exercised. The Company recorded $63,622 as a discount, which will be amortized over the life of the notes. There is a remaining balance of $203,182 as of August 31, 2018.

On August 19, 2013, the Company entered into an agreement with a member of its Board of Directors for the sale of $2,500,000 of convertible notes payable (the “BOD Notes”) and warrants. The BOD Notes carry a base interest rate of 9.5%, had a 4-year maturity date and are convertible into shares of common stock at the conversion price of $0.50 per share. The warrants were subsequently exercised. The Company recorded $667,118 as a discount, which will be amortized over the life of the note. There is a balance of $3,396,858 as of August 31, 2018.

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

NOTE 4 – ACCRUED EXPENSES

Accrued expenses consisted of the following:

	August 31, 2018	February 28, 2018

Accrued payroll and related expenses	$2,780,688	$2,775,312
Accrued interest	484,939	401,323
Other	44,812	35,000
Total	$3,310,439	$3,211,635

Accrued payroll and related expenses consists of salaries and vacation time accrued but not paid to employees due to our lack of financial resources.

NOTE 5 – SHAREHOLDERS’ EQUITY

Common Stock

During the six months ended August 31, 2018, we issued 2,256,444 shares of common stock, valued at $2,280,964 to BetterSea LLC, a greater than 15% shareholder as part of the restructuring agreement. We issued an additional 5,108,291 shares of common stock valued at $1,992,251 to BetterSea LLC as a settlement for disputes.

During the six months ended August 31, 2018, we issued 742,857 warrants to members of our board of directors. The warrants have a term of five years and an exercise price of $1.40. The company recorded an expense of $312,072 for the issuance of these warrants. During the six months ended August 31, 2018, we re-priced to $1.40 all outstanding employee options and warrants that had a previous exercise price greater than $1.40. The company recorded an expense of $105,352 as a result of the re-pricing.

Duringthe six months ended August 31, 2017, we issued 5,000,000 (714,268 shares post reverse split) shares of common stock for $1,000,000 in conjunction with our Chinese Joint Venture, we issued 5,116,959 (730,995 shares post reverse split) shares of common stock valued at $665,204 as part of a settlement agreement, and we issued 2,500,000 (357,142 shares post reverse split) shares of common stock valued at $325,000 in connection with a consulting agreement.

Employee Stock Options

During the six months ended August 31, 2018, there were no stock options granted to employees and 742,857 stock options with an exercise price of $1.40 per share granted to directors, which are set forth below under “Warrants.”

In September 2006, our Board of Directors adopted the 2006 Employee Stock Option Plan. Activity in this plan is as follows:

	2006 Plan
	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Number of Options
Outstanding, February 28, 2018	$1.40	$0.00	1,032,000
Cancelled		-
Granted	-	-	-
Outstanding, August 31, 2018	$1.40	$0.00	1,032,000

The exercise prices for the options outstanding at August 31, 2018, and information relating to these options is as follows:

Options Outstanding				Exercisable Options
Range of Exercise Price	Number	Weighted Average Remaining Life	Weighted Average Exercise Price	Weighted Average Remaining Life	Number	Weighted Average Exercise Price
$1.40	1,032,000	1.5 years	$1.40	1.5 years	1,032,000	$1.40

Warrants

Activity in issued and outstanding warrants is as follows:

	Number of Shares	Exercise Prices
Outstanding, February 28, 2018	8,743,505	$0.70-$1.40
Granted	742,857	$1.40
Exercised	-	-
Cancelled
Outstanding, August 31, 2018	9,486,362	$0.70-$1.40

The exercise prices for the warrants outstanding at August 31, 2018, and information relating to these warrants is as follows:

Range of Exercise Prices	Stock Warrants Outstanding	Stock Warrants Exercisable	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price of Warrants Outstanding	Weighted- Average Exercise Price of Warrants Exercisable	Intrinsic Value
$1.40	742,857	742,857	55 months	$1.40	$1.40	$0.00
$1.40	5,154,646	5,154,646	54 months	$1.40	$1.40	$0.00
$0.70-$1.40	2,783,002	2,783,002	31 months	$1.20	$1.20	$0.00
$1.40	154,666	154,666	30 months	$1.40	$1.40	$0.00
$1.40	651,191	651,191	17 months	$1.40	$1.40	$0.00

	9,486,362	9,486,362

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

At August 31, 2018, the balance in Notes Payable and accrued interest-related party, current, includes $3,268,081 plus accrued interest of $2,201,280 to Mr. Kopple (a former Board member), a 10% shareholder. Related Parties Transactions also includes $82,000 of unsecured notes payable plus accrued interest of $44,196 to our CEO pursuant to a demand note entered into on April 5, 2014. At August 31, 2018, the balance in Convertible note payable and accrued interest-related party, long term, includes $2,000,000 of unsecured convertible notes payable plus accrued interest of $1,471,606 and an unsecured convertible note of $20,000 plus accrued interest of $1,913 to Mr. Kopple. Subscriptions receivable at August 31, 2018 includes $175,000 for the issuance of 357,143 shares which were previously issued.. The balance in notes payable - long term, includes $3,000,000 to Mr. Breslow, a 20% shareholder.

During thesix months ended August 31, 2018, we issued 2,256,444 shares of common stock, valued at $2,280,964 to BetterSea LLC, a greater than 15% shareholder as part of the restructuring agreement. We issued an additional 5,108,291 shares of common stock valued at $1,992,251 to BetterSea LLC as a settlement for disputes.

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

In addition, our Chinese partner invested $2,000,000 in Aura common stock at $1.40 per share for a total of 1,428,571 shares of common stock and is required to purchase a minimum of $1,250,000 of product from the Company supported by letters of credit for distribution until their factory is built, equipment installed, and staff hired and properly trained by Aura personnel. Aura has also committed to supply personnel for six months at no cost other than to reimburse for travel, room and board. This commitment has been fulfilled and Aura is under no further obligation to supply personnel at no cost. The agreement was subject to the approval of the Chinese Government which was received in April 2017.

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

In June 2016, the Company becameone of several defendants named in a lawsuit filed by two of seven secured creditors demanding repayment of loans totaling $125,000 plus accrued interest and exemplary damages. The Company entered into an amended agreement with the five other secured creditors representing in excess of 95% of the total secured debt.In August 2018 the two secured creditors who brought suit against the Company were awarded approximately $240,000 at trial. The Company intends to appeal this award.

The Company is presently engaged in a dispute with one of its former directors, Robert Kopple, relating to approximately $5.4 million and approximately 3.14 million warrants which Mr. Kopple claims to be owed to him and his affiliates by the Company. In July 2017, Mr. Kopple filed suit against the Company as well as against Mr. Gagerman (currently not a director) and director Mr. Diaz-Verson, Jr. together with former directors Mr. Breslow and Mr. Howsmon in connection with these allegations. Mssrs. Diaz-Verson, Jr., Breslow and Howsmon have each been dismissed from this suit.The Company believes that it has valid defenses in these matters and intends to vigorously defend against these claims.

In April 2018, the Company filed suit against its former counsel, Kilpatrick Townsend &Stockton LLP relating to various acts of malpractice and breach of fiduciary duty committed by the firm in connection with its representation of Aura. In June 2018, Kilpatrick Townsend &Stockton LLP filed a cross-complaint against the Company claiming approximately $400,000 in allegedly unpaid legal fees. The Company believes that it has valid defenses to these claims and intends to vigorously defend against these claims.

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

Results of Operations

Six months ended August 31, 2018 compared to six months ended August 31, 2017

Net revenues were $39,724 for the six months ended August 31, 2017 (the “Six Months FY2019”),compared to $0 for the six months ended August 31, 2016 (the “Six Months FY2018”). The Company has only recently begun to ship small amounts of product following its reorganization.

Cost of goods sold in the Six Months FY2019 were $72,994, compared to $0 in the Six Months FY2017.

Engineering, research and development expenses were $163,876 in the Six Months FY2019, compared to $0 in the Six Months FY 2018. The expense in the current year is primarily due to the Company redesigning the ECU for the Auragen system.

Selling, general and administrative expense increased $3,067,643 (330%) to $3,998,446 in the Six Months FY2019 from $930,803 in the Six Months FY2018. The increase is primarily attributable to an increase in legal expense of approximately $432,000 and the expense associated with re-pricing outstanding options and warrants of approximately $417,000 and a settlement with BetterSea LLC whereby we issued 5,037,221 shares of the company’s stock valued at $1,992,251.

Net interest expense in the Six Months FY2019 decreased $1,272,679 (70%) to $553,372 from $1,826,051 in the Six Months FY2018.The decrease is due to the reduction in outstanding debt as a result of the conversion of debt to equity in the restructuring that occurred in the fourth quarter of the prior fiscal year.

Other income/expense was income of $308,118 in the Six Months FY2019 due primarily to the elimination of certain accrued liabilities, compared to expense of $797,136 in the Six Months FY2018 due to a non-cash settlement with a shareholder whereby the company issued 5,116,959 shares of stock valued at approximately $665,000, IRS penalties and interest assessed of approximately $20,000 due to the late filing and payment of withholding taxes, and approximately $102,000 for settlements with two former employees and a labor board judgment with another employee.

Our net loss for the Six Months FY2019 increased $887,326 to $4,441,316 from $3,553,990 in the Six Months FY2018.

Three months ended August 31, 2018 compared to three months ended August 31, 2017

Net revenues for the three months ended August 31, 2018 (the “Second Quarter FY2019”) and the three months ended August 31, 2017 (the “Second Quarter FY2018”) were $1,874 and $0, respectively. The Company has only recently begun to ship small amounts of product following its reorganization.

Cost of goods in the Second Quarter FY2019 and the Second Quarter FY2018 were $58,317 and $0, respectively.

Engineering, research and development expenses were $31,023 in the Second Quarter FY2019 compared to $0 in the Second Quarter FY 2018.The expense in the current year is primarily due to the Company redesigning the ECU for the Auragen system.

Selling, general and administrative expense increased $2,633,693 (726%) to $2,996,500 in the Second Quarter FY2019 from $362,807 in the Second Quarter FY2018. The increase is primarily attributable to an increase in legal expenses and the expense associated with re-pricing outstanding options and warrantsand a settlement with BetterSea LLC whereby we issued 5,037,221 shares of the company’s stock valued at $1,992,251.

Net interest expense in the Second Quarter FY2019 decreased $521,668 (65%) to $276,155 from $797,823 in the Second Quarter FY2018.The decrease is due to the reduction in outstanding debt as a result of the conversion of debt to equity in the restructuring that occurred in the fourth quarter of the prior fiscal year.

Our net loss for the Second Quarter FY2019 increased $2,234,303 to $3,404,933 from $1,170,630 in the Second Quarter FY2018.

Liquidity and Capital Resources

We had cash of approximately $53,000 and $748,000 as of August 31, 2018, and February 28, 2018, respectively.  We had a working capital deficit at August 31, 2018, and February 28, 2018 of $19,241,980 and $20,682,519, respectively. The working capital deficit includes notes payable and accrued interest to related parties of $9,089,076 and $8,696,665 as of November 30 and February 28, 2018, respectively.

Net cash used in operations for the six months ended August 31, 2018, was $1,770,320, a decrease of $334,740 from the comparable period in the prior fiscal year. Net cash provided by financing activities during the six months ended August 31, 2018, was $1,075,000, resulting from net proceeds from subscriptions receivable of $1,125,000 partially offset by a payment of $50,000 on a note payable.

There were no acquisitions of property and equipment during the Six months FY2019 or the Six months FY2018.

Accrued expenses as of August 31, 2018 increased $98,804 to $3,310,439 from $3,211,635 as of February 28, 2018. Approximately $2,250,000 of accrued expenses is salaries accrued but unpaid to certain current and former employees due to a lack of resources, and approximately $500,000 is accrued but unused vacation earned by employees.

The Company had a deficit of $23,224,957 in shareholders’ equity as of August 31, 2018, compared to $24,665,496 as of February 28, 2018.

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

Capital Transactions

During the six months ended August 31, 2018, we issued 2,256,444 shares of common stock, valued at $2,280,964 to BetterSea LLC, a greater than 15% shareholder as part of the restructuring agreement. We issued an additional 5,108,291 shares of common stock valued at $1,992,251 to BetterSea LLC as a settlement for disputes. During the six months ended August 31, 2018, we issued 742,857 to members of our board of directors. The warrants have a term of five years and an exercise price of $1.40. The company recorded an expense of $312,072 for the issuance of these warrants.

During the six months ended August 31, 2017, we issued 5,000,000 (714,286 post split) shares of common stock for $1,000,000 in conjunction with our Chinese Joint Venture, we issued 5,116,959(730,994 post split) shares of common stock valued at $665,204 as part of a settlement agreement, and we issued 2,500,000 (357,143 post split) shares of common stock valued at $325,000 in connection with a consulting agreement.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended August 31, 2018, which have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

In 2016, the Company and the Company’s Chief Executive Officer, Melvin Gagerman, becametwoofseveral defendants named in a lawsuit filed by two secured creditors demanding repayment of loans totaling $125,000 plus accrued interest and exemplary damages. In January 2017, the Company entered into an agreement with all secured creditors other than the two plaintiffs. That agreement, among other provisions, waivedall past events of default. In October 2017 the court dismissed the plaintiffs’ claims for exemplary damages, leaving only contract claims. In August 2018, the plaintiffs were awarded approximately$240,000 at trial. The Company intends to appeal this award.

In April 2018, the Company filed suit against its former counsel, Kilpatrick Townsend&Stockton LLP relating to various acts of malpractice and breach of fiduciary duty committed by the firm in connection with its representation of Aura. In June 2018, Kilpatrick Townsend&Stockton LLP filed a cross-complaint against the Company claiming approximately $400,000 in allegedly unpaid legal fees. The Company believes that it has valid defenses to these claims and intends to vigorously defend against these claims.

ITEM 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended February 28, 2018.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended August 31, 2018, we issued 2,256,444 shares of common stock, valued at $2,280,964 to BetterSea LLC, a greater than 15% shareholder as part of the restructuring agreement. We issued an additional 5,108,291 shares of common stock valued at $1,992,251 to BetterSea LLC as a settlement for disputes.

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

Date: October 19, 2018	AURA SYSTEMS, INC.
(Registrant)

	By:	/s/ Melvin Gagerman
Melvin Gagerman
Acting Chief Financial Officer
(Principal Financial and Accounting Officer and
Duly Authorized Officer)

