Form 10-Q
period 2018-11-30
AURA SYSTEMS INC
filed 2019-01-22
CIK 826253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding January 14, 2019
Common Stock, par value $0.0001 per share	48,801,770 shares

AURA SYSTEMS, INC.

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AURA SYSTEMS, INC.
BALANCE SHEETS

(Unaudited)

	As of November 30,	As of February 28,
	2018	2018
ASSETS
Current assets:
Cash and cash equivalents	$20,857	$748,008
Other current assets	50,969	42,165
Total current assets	71,826	790,173

Investment in Joint Venture	250,000	250,000

Total assets	$321,826	$1,040,173

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$5,427,491	$5,377,259
Accrued expenses	3,323,498	3,211,635
Customer advances	1,136,542	503,632
Shares to be issued	-	2,280,964
Notes payable	777,537	777,537
Convertible note payable and accrued interest-related party, net of discount	3,568,514	3,342,685
Convertible notes payable, net of discount	575,000	625,000
Notes payable and accrued interest- related party	5,715,669	5,353,980

Total current liabilities	20,524,251	21,472,692

Note payable-related party	3,000,000	3,000,000
Convertible notes payable	1,232,977	1,232,977

Total liabilities	24,757,228	25,705,669

Commitments and contingencies

Stockholders’ deficit:
Common stock, $0.0001 par value; 150,000,000 shares authorized at November 30 and February 28, 2018; 48,801,770 and 41,437,035 issued and outstanding at November 30 and February 28, 2018, respectively	4,881	4,144
Subscription receivable	(75,000)	(1,300,000)
Additional paid-in capital	442,958,394	438,247,091
Accumulated deficit	(467,323,677)	(461,616,731)
Total stockholders’ deficit	(24,435,402)	(24,665,496)

Total liabilities and stockholders’ deficit	$321,826	$1,040,173

The accompanying notes are an integral part of these financial statements.

AURA SYSTEMS, INC.

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 30, 2018 AND 2017

(Unaudited)

	Three Months ended November 30,		Nine Months ended November 30,
	2018	2017	2018	2017

Net Revenues	$-	$-	$39,274	$-

Cost of goods sold	37,032	-	110,026	-

Gross Profit	37,032	-	(70,752)	-

Expenses
Engineering, research and development expenses	138,417	25,250	302,293	25,250
Selling, general and administrative expenses	790,985	822,616	4,789,451	1,753,419
Total costs and expenses	928,402	847,866	5,091,744	1,778,669

Loss from operations	(966,434)	(847,866)	(5,162,496)	(1,778,669)

Other (income) and expense
Interest expense, net	295,221	802,272	848,593	2,628,323
Other (income) expense, net	48,789	11,396	(304,142)	808,532
Total other (income) expense	344,011	813,668	544,451	3,436,855
Net Loss	$(1,310,445)	$(1,661,534)	$(5,706,947)	$(5,215,524)

Total basic and diluted loss per share	$(0.03)	$(0.07)	$(0.13)	$(0.28)
Weighted average shares used to compute basic and diluted income (loss) per share	48,801,770	18,086,913	44,356,148	17,903,538

* Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of the dilutive securities is anti-dilutive.

AURA SYSTEMS, INC.
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED NOVEMBER 30, 2018 AND 2017
(Unaudited)

	Nine Months Ended November 30,
	2018	2017
Cash flow from operating activities:
Net Loss	$(5,706,947)	$(5,215,524)
Adjustments to reconcile Net loss to net cash used in operating activities
Amortization of debt discount	-	43,417
FMV of warrants issued for services	438,826	177,737
Stock issued for services	1,992,250	990,205
(Increase) decrease in:
Accounts receivable
Other current assets and deposit	(8,804)	(3,694)
Increase (decrease) in:
Accounts payable, customer deposit and accrued expenses	1,382,524	1,943,520
Net cash used in operations	(1,902,151)	(2,064,340)

Investing Activities:
Investment in Joint Venture	-	(250,000)
Net cash used in investing activities	-	(250,000)

Financing activities:
Issuance of common stock	-	1,000,000
Proceeds from subscription receivable	1,225,000	-
Proceeds from convertible notes payable	-	1,434,593
Payment on notes payable	(50,000)	(197,970)
Investor Advance	-	1,000,000
Net cash provided by financing activities:	1,175,000	3,236,623

Net increase (decrease) in cash & cash equivalents	(727,151)	922,284

Cash and cash equivalents at beginning of period	748,008	255,869

Cash and cash equivalents at end of period	$20,857	$1,178,153
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$37,500	$-
Income taxes	-	-

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. During the nine months ended November 30, 2018 and November 30, 2017, the Company incurred losses of $5,706,947 and $5,215,524, respectively and had negative cash flows from operating activities of $1,902,151 and $2,064,340, respectively.

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

NOTE 3 – NOTES PAYABLE

Notes payable consisted of the following:

	November 30, 2018	February 28, 2018

Notes payable, at 10% and 5%	$3,777,537	$3,777,537
Convertible Promissory Note dated August 10, 2012 with an interest rate of 5% per annum. On January 30, 2017, this note was amended providing, among other things, for the conversion of 80% of the principal and accrued interest into common stock at $1.386 per share conditioned on the occurrence of certain future events the last of which was completed on February 14, 2018. Further details are provided below.	264,462	264,462
Convertible Promissory Note dated October 2, 2012 with an interest rate of 5% per annum. On January 30, 2017, this note was amended providing, among other things, for the conversion of 80% of the principal and accrued interest into common stock at $1.386 per share conditioned on the occurrence of certain future events the last of which was completed on February 14, 2018. Further details are provided below.	133,178	133,178
Senior secured convertible notes dated May 7, 2013 with an interest rate of 5% per annum. On January 30, 2017, this note was amended providing, among other things, for the conversion of 80% of the principal and accrued interest into common stock at $1.386 per share conditioned on the occurrence of certain future events the last of which was completed on February 14, 2018. Further details are provided below.	757,155	757,155
Senior secured convertible notes dated June 20, 2013 with an interest are of 5% per annum On January 30, 2017, this note was amended providing, among other things, for the conversion of 80% of the principal and accrued interest into common stock at $1.386 per share conditioned on the occurrence of certain future events the last of which was completed on February 14, 2018. Further details are provided below.	203,182	203,182
Convertible notes dated April 2016 thru February 2017 with an interest rate of 5% per annum. Although the notes were required to be converted into shares of common stock upon shareholder approval of the 7:1 reverse stock split that occurred on February 14, 2018 per the terms of the note agreement, the company chose to allow the note holder not to convert and to have the note paid over an eleven-month period. A single payment of $50,000 was made in April 2018.	450,000	500,000
	5,585,514	5,635,514

Less: Current portion	$1,352,537	$1,402,537

Long-term portion	$4,232,977	$4,232,977

CONVERTIBLE DEBT

On May 7, 2013, the Company transferred 4 notes payable with a total principal value of $1,000,000 together with accrued interest, and consulting fees to a senior secured convertible note with a principal value of $1,087,000 (“New Kenmont Note”) and warrants to Kenmont Capital Partners. The New Kenmont Note had a 1-year maturity date and was convertible into shares of common stock at the conversion price of $1.38per share. As of the 1 for 7 reverse split 80% of this note was converted into stock at a price of $1.38 per share. The warrants were subsequently exercised. The Company recorded $342,020 as a discount, which was amortized over the life of the note. There is a remaining principle and interest balance of $378,490 as of November 30, 2018.

On May 7, 2013, the Company transferred 2 note payables with a total principal value of $550,000 together with accrued interest to a senior secured convertible note with a principal value of $558,700 (“New LPD Note”) and warrants to LPD Investments, Ltd. The New LPD Note had a 1-year maturity date and was convertible into shares of common stock at the conversion price of $1.38 per share. As of the 1 for 7 reverse split 80% of this note was converted into stock at a price of $1.38 per share. The warrants were subsequently exercised. The Company recorded $175,793 as a discount, which will be amortized over the life of the note. There is a remaining principle and interest balance of $171,472 as of November 30, 2018.

On May 7, 2013, the Company entered into an agreement with an individual for the sale of $750,000 of secured convertible note payable (the “Note”) and warrants. The Note had a 1-year maturity date and was convertible into shares of common stock at the conversion price of $1.38 per share. As of the 1 for 7 reverse split 80% of this note was converted into stock at a price of $1.38 per share. The warrants entitle the holder to acquire 1,000,000 shares and have an initial exercise price of $1.38 per share and have a 7-year term. The Company recorded $235,985 as a discount, which will be amortized over the life of the note. There is a remaining principle and interest balance of $243,638 as of November 30, 2018.

On January 30, 2017, the Company entered into an amendment to the agreements described immediately above with five of seven secured creditors holding a security interest in all of the Company’s assets except for its patents and other intellectual properties. The five secured creditors signing the amendment represented in excess of 95% of the total, secured debt. The amendment provided that all accrued and unpaid interest will be added to the principal amount. The amended notes provided for no interest from November 1, 2016 to February 14, 2018, the date on which the 1-for-7 reverse stock split became effective and at which time 80% of the total debt, including accrued interest, was converted into shares of common stock and a new five year 5% per annum convertible note was issued for the remainder. The amendment also provides that if the Company enters into a “Qualified Financing” (defined as receipt by the Company of not less than $4,000,000 in aggregate gross proceeds from the sale of securities in one or a series of related transactions after the execution date), then the Company shall remit to the holder the “Cash Payment Amount” as set forth in the amendment.

On June 20, 2013, the Company entered into an agreement with four individuals for the sale of $325,000 of secured convertible notes payable (the “Notes”) and warrants. The Notes had a 1-year maturity date and were convertible into shares of common stock at the conversion price of $0.50 per share. The warrants were subsequently exercised. The Company recorded $63,622 as a discount, which will be amortized over the life of the notes. There is a remaining principle and interest balance of $278,638 as of November 30, 2018.

On August 19, 2013, the Company entered into an agreement with a member of its Board of Directors for the sale of $2,500,000 of convertible notes payable (the “BOD Notes”) and warrants. The BOD Notes carry a base interest rate of 9.5%, had a 4-year maturity date and are convertible into shares of common stock at the conversion price of $0.50 per share. The warrants were subsequently exercised. The Company recorded $667,118 as a discount, which will be amortized over the life of the note. There is a remaining principle and interest balance of $3,546,354 as of November 30, 2018.

On February 21, 2017, the Company entered into several Refinancing Agreements with a debt holder totaling $2,237,456 including interest of $489,466. The agreements waived all events of default and provided for new five-year 5% convertible notes with no interest for the first six months. Upon the effective date of February 14, 2018 of the 1 for 7 reverse stock split the notes were converted into 1,164,555 shares of common stock.

NOTE 4 – ACCRUED EXPENSES

Accrued expenses consisted of the following:

	November 30, 2018	February 28, 2018

Accrued payroll and related expenses	$2,785,229	$2,775,312
Accrued interest	538,269	401,323
Other	-	35,000
Total	$3,323,498	$3,211,635

Accrued payroll and related expenses consists of salaries and vacation time accrued but not paid to employees due to our lack of financial resources.

NOTE 5 – SHAREHOLDERS’ EQUITY

Common Stock

During the nine months ended November 30, 2018, we issued 2,256,444 shares of common stock, valued at $2,280,964 to Harry Kurtzman on behalf of BetterSea LLC, a greater than 15% shareholder as part of the restructuring agreement. We issued an additional 5,108,291 shares of common stock valued at $1,992,251 to Harry Kurtzman on behalf of BetterSea LLC as a settlement for disputes.

During the nine months ended November 30, 2018, we issued 742,857 warrants to members of our board of directors. The warrants have a term of five years and an exercise price of $1.40. The company recorded an expense of $312,072 for the issuance of these warrants. During the nine months ended November 30, 2018, we re-priced to $1.40 all outstanding employee options and warrants that had a previous exercise price greater than $1.40. The company recorded an expense of $105,352 as a result of the re-pricing.

During the nine months ended November 30, 2017, we issued 5,000,000 (714,268 shares post reverse split) shares of common stock for $1,000,000 in conjunction with our Chinese Joint Venture, we issued 5,116,959 (730,995 shares post reverse split) shares of common stock valued at $665,204 as part of a settlement agreement, and we issued 2,500,000 (357,142 shares post reverse split) shares of common stock valued at $325,000 in connection with a consulting agreement.

Employee Stock Options

During the nine months ended November 30, 2018, there were no stock options granted to employees and 742,857 stock options with an exercise price of $1.40 per share granted to directors, which are set forth below under “Warrants.”

In September 2006, our Board of Directors adopted the 2006 Employee Stock Option Plan. Activity in this plan is as follows:

	2006 Plan
	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Number of Options
Outstanding, February 28, 2018	$1.40	$0.00	1,032,000
Cancelled		-
Granted	-	-	-
Outstanding, November 30, 2018	$1.40	$0.00	1,032,000

The exercise prices for the options outstanding at November 30, 2018, and information relating to these options is as follows:

Options Outstanding				Exercisable Options
Range of Exercise Price	Number	Weighted Average Remaining Life	Weighted Average Exercise Price	Weighted Average Remaining Life	Number	Weighted Average Exercise Price
$1.40	1,032,000	1.25 years	$1.40	1.25 years	1,032,000	$1.40

Warrants

Activity in issued and outstanding warrants is as follows:

	Number of Shares	Exercise Prices
Outstanding, February 28, 2018	8,743,505	$0.70-$1.40
Granted	742,857	$1.40
Exercised	-	-
Cancelled
Outstanding, November 30, 2018	9,486,362	$0.70-$1.40

The exercise prices for the warrants outstanding at November 30, 2018, and information relating to these warrants is as follows:

Range of Exercise Prices	Stock Warrants Outstanding	Stock Warrants Exercisable	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price of Warrants Outstanding	Weighted- Average Exercise Price of Warrants Exercisable	Intrinsic Value
$1.40	742,857	742,857	52 months	$1.40	$1.40	$0.00
$1.40	5,154,646	5,154,646	51 months	$1.40	$1.40	$0.00
$0.70-$1.40	2,783,002	2,783,002	28 months	$1.20	$1.20	$0.00
$1.40	154,666	154,666	27 months	$1.40	$1.40	$0.00
$1.40	651,191	651,191	14 months	$1.40	$1.40	$0.00

	9,486,362	9,486,362

NOTE 6 – RELATED PARTIES TRANSACTIONS

On January 24, 2017, the Company entered into a Debt Refinancing Agreement with Mr. Breslow, a former Director of the Company. Pursuant to the agreement, both Mr. Breslow and the Company acknowledged that total debt owed to Mr. Breslow was $23,872,614 including $8,890,574 of accrued interest. Mr. Breslow agreed to cancel and forgive all interest due, waive all events of default and sign a new five-year convertible note in the amount of $14,982,041 providing for no interest for six months and interest of 5% per annum thereafter payable monthly in arrears. The note also provides various default provisions. In accordance with the agreement, on February 14, 2018, the effective date of the 1 for 7 reverse stock split $11,982,041 of the note was converted into 7,403,705 shares of common stock and the then accrued interest of $9,388,338 was forgiven. A new $3,000,000 note representing the remaining balance was entered into due and payable in five years bearing interest at 5% per annum payable monthly in arrears.

At November 30, 2018, the balance in Notes Payable and accrued interest-related party, current, includes $3,268,081 plus accrued interest of $2,319,357 to Mr. Kopple (a former Board member), a 10% shareholder. Related Parties Transactions also includes $82,000 of unsecured notes payable plus accrued interest of $46,231 to our CEO pursuant to a demand note entered into on April 5, 2014. At November 30, 2018, the balance in Convertible note payable and accrued interest-related party, long term, includes $2,000,000 of unsecured convertible notes payable plus accrued interest of $1,546,354 and an unsecured convertible note of $20,000 plus accrued interest of $2,160 to Mr. Kopple. Subscriptions receivable at November 30, 2018 includes $175,000 for the issuance of 357,143 shares which were previously issued. The balance in notes payable - long term, includes $3,000,000 to Mr. Breslow, a 20% shareholder.

During the nine months ended November 30, 2018, we issued 2,256,444 shares of common stock, valued at $2,280,964 to Harry Kurtzman on behalf of BetterSea LLC, a greater than 15% shareholder as part of the restructuring agreement. We issued an additional 5,108,291 shares of common stock valued at $1,992,251 to Harry Kurtzman on behalf of BetterSea LLC as a settlement for disputes. During the nine months ended November 30, 2018, BetterSea LLC billed the company $314,645 for services rendered and was paid $316,963. The company also employs the law firm of TMK Assoc., owned by the daughter of Harry Kurtzman, as its corporate attorney. In the nine months ended November 30, 2018, TMK Assoc. has billed the company $324,581 for services rendered and has been paid $279,351. During the nine months ended November 30, 2018, the company paid Mr. Si Ryong Yu $80,000 for consulting services. During the nine months ended November 30, 2018, the company received $1,225,000 from Elimelech Lowy, a greater than 40% shareholder as partial payment on a subscription receivable of $1,300,000 for stock issued in February 2018. The agreement had called for the stock to be paid for at the time of issuance.

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

In June 2016, the Company became one of several defendants named in a lawsuit filed by two of seven secured creditors demanding repayment of loans totaling $125,000 plus accrued interest and exemplary damages. The Company entered into an amended agreement with the five other secured creditors representing in excess of 95% of the total secured debt. In August 2018 the two secured creditors who brought suit against the Company were awarded approximately $240,000 at trial. The Company intends to appeal this award.

The Company is presently engaged in a dispute with one of its former directors, Robert Kopple, relating to approximately $5.4 million and approximately 3.14 million warrants which Mr. Kopple claims to be owed to him and his affiliates by the Company. In July 2017, Mr. Kopple filed suit against the Company as well as against Mr. Gagerman (currently not a director) and director Mr. Diaz-Verson, Jr. together with former directors Mr. Breslow and Mr. Howsmon in connection with these allegations. Mssrs. Diaz-Verson, Jr., Breslow and Howsmon have each been dismissed from this suit. The Company believes that it has valid defenses in these matters and intends to vigorously defend against these claims.

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

Results of Operations

Nine months ended November 30, 2018 compared to nine months ended November 30, 2017

Net revenues were $39,274 for the nine months ended November 30, 2018 (the “Nine Months FY2019”) compared to $0 for the nine months ended November 30, 2017 (the “Nine Months FY2018”).

Cost of goods were $110,026 in the Nine Months FY2019 compared to $0 for the Nine Months FY2018.

Engineering, research and development expenses increased $277,043 (1,097%) to $302,293 in the Nine Months FY2019 from $25,250 in the Nine Months FY 2018. All the expense in the current year period is due to the Company redesigning the ECU for the Auragen system.

Selling, general and administrative expense increased $3,036,032 (173%) to $4,789,451 in the Nine Months FY2019 from $1,753,419 in the Nine Months FY2018. The increase is primarily attributable to the value of the stock and warrants issued in the amount of $2,431,077 and an increase in legal expenses of approximately $260,000.

Net interest expense in the Nine Months FY2019 decreased $1,779,730 (68%) to $848,593 from $2,628,323 in the Nine Months FY2018 as a result of the restructuring in the fourth quarter of the prior year that eliminated a substantial amount of debt.

Our net loss for the Nine Months FY2019 increased $491,423 to $5,706,947 from $5,215,524 in the Nine Months FY2018.

Three months ended November 30, 2018 compared to three months ended November 30, 2017

Net revenues were $0 for the three months ended November 30, 2018 (the “Third Quarter FY2019”) compared to $0 for the three months ended November 30, 2017 (the “Third Quarter FY2018”).

Cost of goods were $37,032 in the Third Quarter FY2019 compared to $0 for the Third Quarter FY2018.

Engineering, research and development expenses increased $113,167 to $138,417 in the Third Quarter FY2019 from $25,250 in the Third Quarter FY 2018. All the expense in the current year period is due to the Company redesigning the ECU for the Auragen system.

Selling, general and administrative expense decreased $121,287 (11%) to $790,985 in the Third Quarter FY2019 from $822,616 in the Third Quarter FY2018.

Net interest expense in the Third Quarter FY2019 decreased $507,051 (63%) to $295,221 from $802,272 in the Third Quarter FY2018 as a result of the restructuring in the fourth quarter of the prior year that eliminated a substantial amount of debt.

Our net loss for the Third Quarter FY2019 decreased $530,343 to $1,310,445 from $1,661,534 in the Third Quarter FY2018.

Liquidity and Capital Resources

We had cash of approximately $21,000 and $748,000 as of November 30, 2018, and February 28, 2018, respectively.  We had a working capital deficit at November 30, 2018, and February 28, 2018 of $20,452,425 and $20,682,519, respectively. The working capital deficit includes notes payable and accrued interest to related parties of $9,284,183 and $8,696,665 as of November 30 and February 28, 2018, respectively.

Net cash used in operations for the nine months ended November 30, 2018, was $1,902,151, a decrease of $162,189 from the comparable period in the prior fiscal year. Net cash provided by financing activities during the nine months ended November 30, 2018, was $1,175,000, resulting from net proceeds from subscriptions receivable of $1,225,000 partially offset by a payment of $50,000 on a note payable.

There were no acquisitions of property and equipment during the Nine months FY2019 or the Nine months FY2018.

Accrued expenses as of November 30, 2018 increased $111,863 to $3,323,498 from $3,211,635 as of February 28, 2018. Approximately $2,225,000 of accrued expenses is salaries accrued but unpaid to certain current and former employees due to a lack of resources, and approximately $500,000 is accrued but unused vacation earned by employees.

The Company had a deficit of $24,435,402 in shareholders’ equity as of November 30, 2018, compared to $24,665,496 as of February 28, 2018.

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

Capital Transactions

During the nine months ended November 30, 2018, we issued 2,256,444 shares of common stock, valued at $2,280,964 to Harry Kurtzman on behalf of BetterSea LLC, a greater than 15% shareholder as part of the restructuring agreement. We issued an additional 5,108,291 shares of common stock valued at $1,992,251 to Harry Kurtzman on behalf of BetterSea LLC as a settlement for disputes. During the nine months ended November 30, 2018, we issued 742,857 warrants to members of our board of directors. The warrants have a term of five years and an exercise price of $1.40. The company recorded an expense of $312,072 for the issuance of these warrants.

During the nine months ended November 30, 2017, we issued 5,000,000 (714,286 post split) shares of common stock for $1,000,000 in conjunction with our Chinese Joint Venture, we issued 5,116,959(730,994 post split) shares of common stock valued at $665,204 as part of a settlement agreement, and we issued 2,500,000 (357,143 post split) shares of common stock valued at $325,000 in connection with a consulting agreement.

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

In the past we have offered and ship three different basic models of systems; (i) a 5 kW based system, (ii) an 8.5 kW based system and (iii) a 16 kW based systems (two 8.5 kW systems configured in tandem back-to-back). Each of these systems can be configured with different options such as 110 VAC only, 220 VAC only, 24 VDC only, 12 VDC only and AC/DC combinations of the same or different voltages. In addition, the system can be configured with single phase, split phase or three-phase output.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the specified time periods. For the last 3 fiscal years, these control and procedures broke down due to insufficient capital to maintain such controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, the Company’s management evaluated, with the participation of the Company’s Chief Executive Officer and acting Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures. Based on the evaluation, the Company’s Chief Executive Officer and acting Chief Financial Officer concluded that these controls and procedures were effective as of the end of the period covered by this report in ensuring that information requiring disclosure is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended November 30, 2018, which have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

In 2016, the Company and the Company’s Chief Executive Officer, Melvin Gagerman, became two of several defendants named in a lawsuit filed by two secured creditors demanding repayment of loans totaling $125,000 plus accrued interest and exemplary damages. In January 2017, the Company entered into an agreement with all secured creditors other than the two plaintiffs. That agreement, among other provisions, waived all past events of default. In October 2017 the court dismissed the plaintiffs’ claims for exemplary damages, leaving only contract claims. In August 2018, the plaintiffs were awarded approximately$240,000 at trial. The Company intends to appeal this award.

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

None.

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

Date: January 22, 2019	AURA SYSTEMS, INC.
(Registrant)

	By:	/s/ Melvin Gagerman
Melvin Gagerman
Acting Chief Financial Officer
(Principal Financial and Accounting Officer and
Duly Authorized Officer)