Form 10-Q/A
period 2018-11-30
AURA SYSTEMS INC
filed 2019-02-01
CIK 826253

UNITED STATES

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A (this “Amendment No. 1”) amends the Quarterly Report on Form 10-Q of Aura Systems, Inc. for the period ended November 30, 2018 (the “Original Filing”), that was originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on January 22, 2019, This Amendment No. 1 is being filed to correct information in Note 6 of the Notes to Consolidated Financial Statements.

In connection with the foregoing, and pursuant to the rules of the SEC, we are including with this Amendment No. 1 new certifications by our principal executive officer and principal financial officer. Accordingly, Part II, Item 6 of the Form 10-Q is being amended to reflect the filing of a new Exhibits 31.1, 31.2 and 32.1.

Other than with respect to the foregoing, this Amendment No. 1 does not modify or update in any way the disclosures made in the Form 10-Q. This Amendment No. 1 speaks as of the original filing date of the Form 10-Q and does not reflect events that may have occurred subsequent to such original filing date.

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

On August 19, 2013, the Company entered into an agreement with a member of its Board of Directors for the sale of $2,500,000 of convertible notes payable (the “BOD Notes”) and warrants. The BOD Notes carry a base interest rate of 9.5%, had a 4-year maturity date and are convertible into shares of common stock at the conversion price of $3.50 per share. The warrants were subsequently exercised. The Company recorded $667,118 as a discount, which will be amortized over the life of the note. There is a remaining principle and interest balance of $3,546,354 as of November 30, 2018.

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

During the nine months ended November 30, 2018, we issued 2,256,444 shares of common stock, valued at $2,280,964 to Harry Kurtzman on behalf of BetterSea LLC, a greater than 15% shareholder as part of the restructuring agreement. We issued an additional 5,108,291 shares of common stock valued at $1,992,251 to Harry Kurtzman on behalf of BetterSea LLC as a settlement for disputes. During the nine months ended November 30, 2018, BetterSea LLC billed the company $314,645 for services rendered and was paid $316,963. During the nine months ended November 30, 2018, the company paid Mr. Si Ryong Yu $80,000 for consulting services. During the nine months ended November 30, 2018, the company received $1,000,000 from Elimelech Lowy, an approximate current 7% shareholder from funds held in escrow since 2017 and an additional $225,000 to fulfill a 2017 commitment.

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

Date: January 31, 2019	AURA SYSTEMS, INC.
(Registrant)

	By:	/s/ Melvin Gagerman
Melvin Gagerman
Acting Chief Financial Officer
(Principal Financial and Accounting Officer and
Duly Authorized Officer)