Form 10-K
period 2019-02-28
AURA SYSTEMS INC
filed 2019-06-13
CIK 826253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

 (Mark One)

 ☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of the “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

On August 31, 2018 the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $17,000,000. The aggregate market value has been computed by reference to the last sale price of the stock as quoted on the Pink Sheets quotation system on August 31, 2018. For purposes of this calculation, voting stock held by officers, directors, and affiliates has been excluded.

On May 30, 2019, the Registrant had 52,082,032 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

i

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

References in this Report to “we”, “us”, “the Company,” “Aura” or “Aura Systems” means Aura Systems, Inc. As used herein, reference to “fiscal 2020” refers to the fiscal year ended February 29, 2020, reference to “fiscal 2019” refers to the fiscal year ended February 28, 2019, reference to “fiscal 2018” refers to the fiscal year ended February 28, 2018, reference to “fiscal 2017” refers to the fiscal year ended February 28, 2017, reference to “fiscal 2016” refers to the fiscal year ended February 29, 2016, reference to “fiscal 2015” refers to the fiscal year ended February 28, 2015, and reference to “fiscal 2014” refers to the fiscal year ended February 28, 2014.

ii

PART I

ITEM 1. BUSINESS

Introduction

Aura Systems, Inc., is a Delaware corporation that was founded in 1987. The Company designs, assembles, tests and sells our proprietary and patented axial flux induction machine known as the AuraGen® for industrial and commercial applications and the VIPER for military applications (collectively referred to as the “AuraGen”).

Our patented AuraGen® system –– when applied as a generator –– uses an existing engine (of a vehicle or any other prime mover) to create mechanical energy which is then converted into electric power by our system. Our control system is used to deliver such power to the user. When used as an electric motor, our system delivers mechanical power to drive mechanical devices. During the first half of fiscal 2016, the Company significantly reduced operations due to lack of financial resources. During the second half of fiscal 2016, the Company’s operations were completely disrupted when the Company was forced to move from its facilities in Redondo Beach, California to a smaller facility in Stanton, California. During fiscal 2017, the Company suspended its engineering, manufacturing, sales, and marketing activities to focus on renegotiating numerous financial obligations. During fiscal 2018, the Company successfully restructured in excess of $30 million of debt and held its first stockholder meeting since 2011. During fiscal 2019, the Company continued to focus on seeking new sources of financing and utilized a contract manufacturer to produce some initial products as the Company drives towards restarting its operations.

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

The history of electric motors reveals that the earliest machines were in fact axial flux machines. However, after the first radial flux machines were demonstrated in the early 1900’s, such machines were accepted as mainstream configuration. The reason for shelving the axial flux machines were multifold and can be summarized as follows: (i) strong axial magnetic attraction force between the stator and the rotor, (ii) fabrication difficulties such as cutting the slots in laminated cores, (iii) high cost involved in manufacturing the laminated stator core, (iv) difficulties in assembling the machine and maintaining a uniform air gap and (v) providing a laminated rotor that can stand the large centrifugal forces. Technological developments by Aura show that all of the historical objections for axial flux machines can be addressed with developments in the design of such machines, as well as, the design of the proper manufacturing processes and tooling.

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

The AuraGen® system is composed of three primary subsystems (i) the patented axial flux alternator, (ii) the electronic control unit (“ECU”) and (iii) mounting kit that is a mechanical interface between the alternator and the prime mover. The architecture of our ECU is designed to separate the power generation from the power user, thus creating a flexible system that can support multi voltages simultaneously. The system architecture is based on having a direct current (“DC”) power bus that is used to excite the alternator and also to collect energy from the alternator. The user loads are supported from the power bus and not directly from the alternator. This immediately leads to a load following design where the demand on the alternator at any moment in time is equal to the demanded user load (up to the maximum alternator power capabilities). In addition, the output power is constructed from the power bus with either a PWM based inverter for alternating current (“AC”) output, and/or, a unique patented bi direction power supply (“BDPS”) that acts as a DC to DC converter to provide different DC voltages as an output. The BDPS provides the capability of adding power to the bus from a DC source such as batteries whenever sudden spikes or demands occur. The BDPS also provides the seamless transition to maintain the power bus when the prime mover is turned off (batteries are used to support the power bus).

After a lengthy development period, the Company began commercializing the AuraGen® in late 1999 and early 2000. Our first commercial product was a 5,000-watt 120/240V AC machine, in 2001; we subsequently added an 8,000-watt configuration and also introduced the BDPS that allowed us to provide simultaneously an AC/DC solution. In fiscal 2008, the Company introduced a system that generates up to 16,000-watts of continuous power by combining two 8,000 watts’ systems (dual system).

Starting in 2017, the Company began reexamining its strategic approach to the market and has identified key areas upon which to initially focus as the Company restarts operations. The markets available for AuraGen® products are both vertical and horizontal in nature and cover numerous industries and applications worldwide. As such, the Company has developed a strategy focused on existing markets for the AuraGen® products as well as the formation of international joint ventures and other strategic partnerships to address local markets and needs. The first such joint venture, Jiangsu Shengfeng Mobile Power Technology Co., Ltd. (“Jiangsu Shengfeng”), was entered into during 2017 to address the Chinese market. Under the Jiangsu Shengfeng joint venture agreement, Aura owns 49% of the venture and our Chinese partner owns 51%. The Chinese partner is to contribute a total of approximately $9.25 million to the venture –– principally in the form of facilities and equipment as wells as approximately $500,000 in cash. The Company contributed $250,000 in cash as well as a limited license to the joint venture to manufacture, sell and service the AuraGen® products within China. The limited license sold to the Jiangsu Shengfeng joint venture, however, does not permit Jiangsu Shengfeng to manufacture the AuraGen® rotor; rather, the joint venture is required to purchase all rotor subassemblies as well as certain software elements directly from the Company. Jiangsu Shengfeng’s board of directors consists of three members appointed by the Company and three appointed by our Chinese partner; Jiangsu Shengfeng’s CEO is appointed by our Chinese partner while its CFO and director for quality assurance and control are appointed by Aura.

Business Arrangements

During the first half of fiscal 2016, the Company significantly reduced operations due to lack of financial resources. During the second half of fiscal 2016, the Company’s operations were disrupted when the Company was forced to move from its facilities in Redondo Beach, California to a smaller facility in Stanton, California. Operations during the second half of fiscal 2016 were sporadic. During fiscal 2017, fiscal 2018 and fiscal 2019, the Company suspended the majority of its engineering, manufacturing, sales, and marketing activities to focus on renegotiating numerous financial obligations. During this time, the Company’s agreements with numerous customers, third party vendors, and organizations and entities material to the operation of the Company business were canceled, delayed or terminated. During fiscal 2018, the Company successfully restructured in excess of $30 million of debt. During fiscal 2019, the Company continued to address its financial needs and utilized a contractor to begin manufacturing of the AuraGen® product. Utilizing a contractor, the Company was able to begin manufacturing of AuraGen® products during fiscal 2019 and has shipped a small amount to customers and has a small inventory of finished products available and believes that it will have the ability to increase production once it has confirmed orders in place during fiscal 2020.

In March 2017, the Company signed a joint venture agreement with a Chinese company to build, service and distribute AuraGen® products in China. Under the Jiangsu Shengfeng joint venture agreement, the Chinese partner owns 51% of the joint venture and the Company owns 49%. The Chinese partner is to contribute a total of approximately $9.75 million to the venture principally in the form of facilities, equipment, and approximately $500,000 of working capital while the Company contributed $250,000 in cash as well as a limited license. The limited license sold to the joint venture, however, does not permit the venture to manufacture the AuraGen® rotor; rather, the joint venture is required to purchase all rotor subassemblies as well as certain software elements directly from the Company.

In March 2019, Harry (Zvi) Kurtzman, Elimelech Lowy, David Mann, Robert Lempert and, Harry’s sister, Cipora Lavut (the “Kurtzman Group”), initiated an effort to replace a majority of the Board of Directors. In April 2019, the Kurtzman Group (except for Elimelech Lowy) also filed a complaint in the Delaware Chancery Court against the Company regarding the replacement of a majority of the Board of Directors. In June 2019, the Kurtzman Group filed with the U.S. Securities and Exchange Commission (the “SEC”) a consent solicitation statement on Schedule 14A, purporting to ask the shareholders of Aura Systems, to elect three individuals nominated by the Kurtzman Group to the Board effective immediately. The Kurtzman Group’s actions are aimed at taking control of the Company. These actions have consumed the time and resources of the Company and have adversely affected its ability to operate and its results of operations. On June 4, 2019, the Company announced that it will be holding an annual meeting of stockholders on August 26, 2019. See Item 3, Legal Proceedings for more information.

The AuraGen®/VIPER

The AuraGen® is composed of three basic subsystems. The first subsystem is the axial flux induction generator that is bolted to, and driven by, the vehicle’s engine, PTO, or any other prime mover. The second subsystem is the ECU, which filters and conditions the electricity to provide clean, steady voltages for both AC and DC power, and provides for variable speed applications as well as load following for increased efficiency. The third subsystem consists of mounting brackets and supporting components for installation and integration of the generator with the vehicle engine, PTO, or the prime mover.

The Company has power solutions for three continuous power levels: (a) 5,000 watts; (b) 8,000 watts; (c) 15,000 watts via a single system.  All the AC power is pure sine wave with total harmonic distortion of less than 2.1% and is available in 120 VAC and/or 230/240 VAC as well as 50/60 Hz and either single or three phases. In addition, the power generated on all models can be partitioned to provide simultaneous AC and 14 or 28 VDC.  The AuraGen® power levels can be generated as the prime mover speed varies from idle to maximum rated speed. The VIPER (the military version of the AuraGen® system) includes as an option a complete power management system which (i) monitors in real time the batteries’ voltage and temperature, (ii) provides a partition of the power between AC and DC simultaneously with the ability to be programmed from all AC to all DC, (iii) monitors the RPM of the generator, (iv) monitors the temperatures of the generator and the ECU, (v) monitors the raw power generated, (vi) monitors both the AC and DC loads as to voltage and current, (vii) provides programming of load prioritization and load shedding, and (viii) monitors the voltage of the internal 400-800 VDC bus.

Mobile and Remote (not power grid connected) Power Industry

We believe that the mobile and remote power generation market is large and growing. There are four basic market segments (i) military, (ii) stationary but remote commercial/industrial, (iii) mobile commercial/industrial, and (iv) hybrid, electric and autonomous vehicles. The military market place is also divided between mobile and stationary applications.

We believe that one of the fastest growing segments in the military market place is On-Board-Exportable-Power (OBEP), which is electric power on vehicles that can be used to support other than vehicle functions. The driver for the increased demand for on board power are numerous advance weapon systems as well as increase in C4I functions (command, control, communication, computers and information). Currently, most on board power is provided by Auxiliary Power Units (“APUs”) that are (i) large fuel users, (ii) bulky, (iii) heavy and (iv) require constant maintenance. Militaries all over the world are seeking more efficient integrated power solutions for their vehicles.

Similar to the military demands, the commercial and industrial markets also require on board power to support modern computers, digital sensors and instruments as well as electrical driven tools. Current automotive alternators cannot supply the existing demanded power and thus the common solution is the use of APUs. These APUs can be environmentally unfriendly, substantial users of fuel, heavy, bulky and require constant maintenance and scheduled service. Vehicles used in the telecommunications, utilities, public works, construction, catering, oil and gas industries, emergency/rescue, and recreational vehicles rely heavily on mobile power for their daily work. Hybrid and electric vehicles by their nature require significant amounts of on board power to charge batteries as well as to operate electric motors.

The traditional available solutions for mobile and remote power users are:

●	Gensets (AKA APUs), Gensets are standalone power generation units that are not incorporated into a vehicle and require external fuel, either gasoline or diesel, in order to generate electricity. Gensets (i) are generally noisy and cumbersome to transport because of their weight and size, (ii) typically run at constant speed to generate 50 or 60 Hz of AC power, (iii) must be operated at a significant part of the rated power to avoid wet staking, (iv) are significantly de-rated in the presence of harmonics in the loads and (v) require significant scheduled maintenance and service. Genset technology has been utilized since the 1950s.

●	High-Output Alternators, High-output alternators are traditionally found in trucks and commercial vehicles and the vehicle’s engine is used as the prime mover. All high-output alternators provide their rated power at very high RPM and significantly less power at lower RPM. In addition, high-output alternators are generally only 30% efficient at the low RPM range and increase to 50% efficiency at the high end of the RPM range. The power generated by high-output alternators is 12 or 24 Volt DC and an inverter is required if AC power is needed. In addition, due to the low power output at low RPMs, in order to get significant power, a throttle controller is used to speed-up the engine.

●	Inverters, Inverters are devices that invert DC to AC. Inverters as mobile power generators are traditionally used in low power requirements, typically less than 2,500 watts, and do not have the ability to recharge the batteries that are traditionally used as the source of power. Thus, typical inverter users require other means to recharge the used batteries such as “shore-power” or gensets. More recently dynamic inverters became available. Dynamic inverters use power from the alternator to augment power from the batteries and are able to achieve power levels in excess of 6,000 watts. Dynamic inverters introduce significant stresses on both the batteries and alternators, which causes significant life shortening for both. When the inverter is turned on, the alternator is switched off from the vehicle battery and tied into a transformer that uses electronic controls to change the DC alternator inputs to AC inverter output. A separate transformer winding provides battery charging so that fully regulated 120 Volt AC and 12 Volt DC power is available as long as the engine is running at high enough RPM to provide power for the load and the battery charging. All dynamic inverters require a high-output alternator to be able to output significant AC power. As is often the case, the limiting factor is the high-output alternator. In order to get stable output, a very accurate throttle controller is also needed to maintain steady speed on the engine.

●	Permanent-Magnet Alternators. Recently, a number of companies have introduced alternators using exotic permanent magnets. These alternators tend to have higher power generation capabilities than regular alternators at lower engine RPM. In order to be practical in an under-the–hood environment (200[o]F) active cooling must be added, since the magnets are demagnetized at approximately 176[o]F. There are other issues that require an active control system that will add and subtract magnetic field strength as the engine RPM increases. Over 95% of the magnets used for electric machines comes from China and, beginning in 2011, the price of these magnets has sky-rocketed. In addition, China started limiting export of the magnets in order to have sufficient supplies for local consumption.

●	Fuel Cells. Fuel cells are solid-state devices that produce electricity by combining a fuel containing hydrogen with oxygen. They have a wide range of applications and can be used in place of the internal combustion engine and traditional lead-acid and lithium-ion batteries. The most widely deployed fuel cells are estimated to cost significantly more than alternative solutions.

●	Batteries. Batteries convert stored chemical energy to electrical.

Competition

The Company is involved in the application of its AuraGen® technology to mobile power and, as such, faces substantial competition from companies offering different technologies.

Gensets AKA APU- Portable generators meet the large market need for auxiliary power. Millions of units per year are sold in North America alone, and millions more across the world to meet market demands for 1 to 20 Kilowatts of portable power. The market for these power levels addresses the commercial, leisure and residential markets, and divides essentially into: (a) higher power, higher quality and higher price commercial level units; and (b) lower power, lower quality and lower price level units. Gensets provide the strongest competition across the widest marketplace for auxiliary power. Onan, Honda and Kohler, among others, are well established and respected brand names in the genset market for higher reliability auxiliary power generation. There are over 40 registered genset-manufacturing companies in the United States.

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

Inverters-There are many inverter manufacturers; across the globe the best known one is Xentrex. The pricing of industrial grade sine wave inverters is approximately $700-850 per kilowatt plus the cost of a high output alternator (estimated at $1,000) and a good throttle controller (estimated in the range of $250-500).

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

Fuel Cells-Fuel cells are solid-state, devices that produce electricity by combining a fuel containing hydrogen with oxygen. They have a wide range of applications and can be used in place of the internal combustion engine and traditional lead-acid and lithium-ion batteries. These systems are, however, generally prohibitively expensive, and the most widely deployed fuel cells are estimated to cost significantly more per kilowatt than alternative solutions.

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

Evans Electric in Australia has introduced an axial flux machine with a complete conductive rotor. Such a machine was first introduced by Brinner more than 20 years ago and was abandoned because the rotor lacked the required rigidity to withstand the magnetic and centrifugal forces. The Brinner machine is cited in Aura’s patents.

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

Most of our competitors have far greater financial, technical, and marketing resources than we have. They have larger budgets for research, new product development and marketing, and have long-standing customer relationships. We also compete with many larger and more established companies in the hiring and retention of qualified personnel. Our financial condition has limited our ability to market the AuraGen®.

The AuraGen® uses different technology and because our product is radically different from traditionally available mobile power solutions, users may require lengthy evaluation periods to gain confidence in the product. OEMs and large fleet users also typically require considerable time to make changes to their planning and production.

Competitive Advantages of the AuraGen®

We believe the AuraGen® system to be a superior product due to its convenience, cost efficiency, fuel efficiency, reliability, flexibility in power output, quality of the electricity generated, and its ability to provide the full power at variable speeds as well as provide load following architecture.

●	Smaller Size and Weight. The AuraGen’s® patented design is estimated to be more than 50% smaller and lighter as compared to traditional solutions of comparative output. This ultra-compact design allows the AuraGen® to reside “under-the-hood” of most vehicles and to be powered by a vehicle’s primary engine or power takeoff “PTO”. In comparison, traditional solutions are too large and bulky to be integrated directly into most vehicles and, therefore, require their own independent power source.

●	Higher Efficiency. We believe that the AuraGen® power solution is also more efficient than traditional solutions, due to the increase in efficiency of the AuraGen® design over conventional designs Traditional alternators, for example, are at best 50% efficient and require approximately 1 gallon of fuel per each 7.6 kW-hr. The AuraGen® system in comparison is approximately 85%5 efficient and requires approximately only 1 gallon of fuel per each 15.9 kW-hr. Thus, given a need for 10 kW of power, for example, the traditional solution will require approximately 1.3 gallons per hour of fuel while the AuraGen® solution will require only 0.63 gallons per hour for the same output.

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

●	Variable Speed. The AuraGen® solution provides full power at near idol. This means that, unlike most other traditional systems, the AuraGen® system’s ability to provide users with full power is largely independent of the speed of the prime mover. The ability to operate at variable speed makes the Aura solution very attractive when the speed of the prime mover varies and is unpredictable, such as in automotive applications. The variable speed solution is a direct consequence of our system architecture where we separated the power generation from the power delivery by the power bus.

●	Earth-Forward, Green Technology. The AuraGen® system is more environmentally-friendly than traditional generator and mobile power technology. Because of its greater efficiency and resulting small size, the AuraGen® system utilizes fewer resources to manufacture.

In applications, such as transport refrigeration, use of the AuraGen® system eliminates the need for a separate auxiliary diesel engine to run the refrigeration unit; because these auxiliary diesel engines are highly pollutive as to both emissions and noise, the AuraGen® has the potential to meaningfully impact air and noise pollution levels in areas where it is employed.

●	Durability; No Scheduled Maintenance. The AuraGen® is not sensitive to temperature or altitude variations and generates the rated power at or near idle engine RPM. The AuraGen® also does not require scheduled maintenance.

Targeted Markets

The Company has started to reexamine and identify key markets upon which to initially focus as the Company plans to restart operations.

(i) One element of our business plan is focused on electric transport refrigeration. The market is well understood and both social and economic forces are providing an unprecedented opportunity to gain significant market share. Our immediate focus is on 20-k BTU/hr. midsize trucks and the 50-k BTU/hr. trailers.

(ii) Another element of our business plan is focused on our mobile power solution for military applications around the globe.

(iii) We also plan to seek joint venture opportunities similar to the agreement we entered in China to explore other international opportunities.

Facilities, Manufacturing Process and Suppliers

During fiscal 2019, our facilities consisted of approximately 20,000 square feet in Stanton, California and an additional storage facility in Santa Clarita, California. The Stanton facility is used for some assembly and testing of AuraGen/VIPER systems and is rented on a short-term basis. The rent for the Stanton facility is $10,000 per month and the storage facility is an additional $5,000 per month. Our current Stanton facility is not sufficient to support the expected operations and the Company is planning to eventually look for a new facility to be used for limited production, testing, warehousing and engineering as well as needed office space for support staff. The Company also rents temporary space on a month-to-month basis.

Our Jiangsu Shengfeng joint venture, of which the Company owns 49% and as further described in “Business—Introduction”, owns facilities of approximately 400,000 square feet, consisting of approximately 200,000 square feet of manufacturing space and 200,000 square feet of general office and engineering space. The Jiangsu Shengfeng facilities are fully paid for and there is no monthly or annual rent associated with these facilities. The Company is currently in default on its obligations to the joint venture.

When the Company gears up operations again, we will need to renew relationships and contracts with our suppliers or locate suitable new suppliers for subassemblies and other components.

Research and Development

We believe that ongoing research and development is important to the success of our product in order to utilize the most recent technology, develop additional products and additional uses for existing products, stay current with changes in vehicle manufacture and design and maintain an advantage over potential competition. Our engineering, research and development costs for fiscal 2019 were approximately $500,000 compared to approximately $100,000 in fiscal 2018.

We stopped practically all research and development in fiscal 2017 and fiscal 2018 due to a severe cash shortfall; however, in fiscal 2019 we started redesign work on our Electronic Control Unit (“ECU”) to include the latest state-of-the-art power electronics and processors.

We set an initial budget of approximately $1.0 million for research and development in fiscal 2020, dependent upon our ability to raise additional sources of funding. We believe that ongoing research and development is important to the success of our product in order to utilize the most recent technology, develop additional products and additional uses for existing products.

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

We hold the following patents: Nos. 5,734,217; 6,157,175; 6,700,214; 6,700,802; 8,955,624; with expiration dates in 2018, 2020, 2024,2024 and 2033 respectively.

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

Employees

As of the date of this filing, the Company has five full-time equivalent employees. Additionally, the Company engages independent contractors to support various areas of the business. The independent contractors are used on an as-needed basis.

Significant Customers

We have no significant customers at this time. However, the Company has an initial commitment of approximately $1.25 million to deliver AuraGen® systems and components to its Chinese joint venture.

Backlog

There are no significant customers as of the date of the filing of this Annual Report on Form 10-K. However, the Company has an initial order of AuraGen® systems and components representing approximately $1.25 million. Management believes that once the Company has adequate financial resources and is operating again, a significant backlog will develop. No assurances, however, can be given as to how long it will take the Company, if at all, to develop a significant backlog.

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

ITEM 1A. Risk Factors

We are currently party to litigation, a consent solicitation and a potential proxy contest with the Kurtzman Group, which is costly and time-consuming and has had a material adverse effect on our business, results of operations and financial condition. and could adversely affect our stock price.

In March 2019, the Company received notice that a stockholder group led by Zvi (Harry) Kurtzman, a founder of the Company, was attempting to remove three of five members of the Company’s Board of Directors and replace them with three new members via written consent. The Company believes that the stockholder written consents are not valid. In April 2019, Harry (Zvi) Kurtzman, David Mann, Robert Lempert and, Harry’s sister, Cipora Lavut filed a complaint in the Delaware Chancery Court, and at the request of plaintiffs, the Delaware court issued a Status Quo Order permitting the incumbent directors to continue serving until the court’s decision but it prohibits the Company from taking any action outside the ordinary course of business without notice. In June 2019, Harry (Zvi) Kurtzman, Elimelech Lowy, David Mann, Robert Lempert and Cipora Lavut filed a consent solicitation statement with the SEC seeking stockholder consents to replace a majority of the Board of Directors. These actions have consumed the Company’s financial resources, halted its ongoing operations, resulted in substantial costs and significantly and adversely has impacted our reputation and diverted management’s attention and resources from our business strategies, which is having a material adverse effect on our business, operating results and financial condition. In addition, such lawsuits and acquire control of the Company have made it more difficult to finance our operations and obtain reasonably priced insurance for the Company. Perceived uncertainties as to our future direction as a result of changes to composition of our Board may lead to, and we believe has caused, the perception of a change in the direction of the business, instability or lack of continuity which may be exploited by our competitors, cause concern to our current or potential customers, or result in the loss of potential business opportunities and make it more difficult to attract and retain qualified personnel and business partners.

We have a history of losses, and we may not be profitable in any future period.

In each fiscal year since our reorganization in 2006, we have reported losses.  Since the Company’s Chapter 11 Plan reorganization in 2006, we have spent considerable amounts on, among other things, building market awareness and infrastructure for sales and distribution, enhancing our engineering capabilities, perfecting an all-electric refrigeration transport system for midsize trucks, developing a 16-18 kW product, and developing a nine-inch system capable of delivering approximately 4 kW of power.  We continue to need substantial funds for the development of new products, enhancement of existing products and in order to expand sales.  However, sales of our products have not increased as we expected them to and may never increase to the level that we need to expand our operations, or even to sustain them.  We can provide no assurance as to when, or if, we will recommence operations or be profitable in the future.  Even if we recommence operations and achieve profitability, we may not be able to sustain it.

We will need additional capital in the future to meet our obligations and financing may not be available.   During fiscal 2019, the Company attempted to resume some of its engineering and manufacturing activities, but it still struggled with meeting its financial requirements. If we cannot obtain additional capital, we will not be able to recommence our operations.

As a result of our operating losses, we have financed our operations through sales of our debt and equity securities.  During the first half of fiscal 2016, the Company significantly reduced operations due to lack of financial resources. During the second half of fiscal 2016, the Company’s operations were disrupted when the Company was forced to move from its facilities in Redondo Beach, California to a smaller facility in Stanton, California. During fiscal 2017 and fiscal 2018, the Company suspended its engineering, manufacturing, sales, and marketing activities to focus on renegotiating numerous financial obligations. During fiscal 2019, the Company attempted to resume some of its engineering and manufacturing activities, but it was significantly limited in its abilities due to its inability to raise significant financing. While we plan to recommence operations, expand sales and marketing and improve operations, we continue to operate at negative cash flow.  Our ability to continue as a going concern is directly dependent upon our ability to obtain additional operating capital and generating sufficient operating cash flow.   If we are unable to obtain additional funding as and when we need it, we will not be able to recommence operations or undertake our planned expansion.

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

Our patents, trademarks, and all of our other intellectual property rights are important assets for us.  There are events that are outside of our control that pose a threat to our intellectual property rights.  For example, effective intellectual property protection may not be available in every country in which our products and services are distributed or made available.  Also, the efforts we have taken to protect our proprietary rights may not be sufficient or effective.  Due to our lack of financial resources, we may not be able to adequately protect our technology portfolio or apply for new patents to extend our intellectual property portfolio. The expiration of patents in our patent portfolio may also have an adverse effect on our business. Any significant impairment of our intellectual property rights could harm our business and or our ability to compete.  Protecting our intellectual property rights is costly and time consuming and we may need to resort to litigation to enforce our patent rights or to determine the scope and validity of third-party intellectual property rights and we may not have the financial resources to pay for such litigation.  Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources.

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

The results of these lawsuits and future legal proceedings cannot be predicted with certainty. Also, our insurance coverage may be insufficient or not provide any coverage at all for certain claims, our assets may be insufficient to cover any amounts that exceed our insurance coverage, and we may have to pay damage awards or otherwise may enter into settlement arrangements in connection with such claims. Any such payments or settlement arrangements in current or future litigation could have a material adverse effect on our business, operating results or financial condition. Even if the plaintiffs’ claims are not successful, current future litigation could result in substantial costs and significantly and adversely impact our reputation and divert management’s attention and resources, which could have a material adverse effect on our business, operating results or financial condition. In addition, such lawsuits may make it more difficult to finance our operations.

We are currently party to litigation with one of our directors relating to approximately $9 million and approximately 3.15 million warrants which the director claims are owed to him and his affiliates. An adverse ruling on these claims in this litigation would materially and adversely affect our business results or operating and financial condition, dilute our shareholders’ equity interests in the Company and could adversely affect our stock price.

The Company is presently engaged in a dispute with one of its former directors, Robert Kopple, relating to approximately $9 million and approximately 3.15 million warrants which Mr. Kopple claims to be owed to him and his affiliates by the Company. In July 2017, Mr. Kopple filed suit against the Company as well as against the then other present and former members of the Board of Directors in connection with these allegations. The Company believes that it has valid defenses in these matters and believes that no warrants are due to Mr. Kopple or his affiliates. The Company intends to vigorously defend against these claims. However, if Mr. Kopple were to prevail, an adverse ruling on these claims would materially and adversely affect our business results or operating and financial condition, dilute our shareholders’ equity interests in the Company and could adversely affect our stock price. See Item 3. “Legal Proceedings”, “Liquidity and Capital Resources” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K for additional information regarding the transactions under dispute.

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

Most of our competitors are larger and better financed than we are and have a greater presence in the marketplace.  Our business may be adversely affected by industry competition.

Both in the U.S. and internationally, the industries in which we operate are extremely competitive.  We face substantial competition from companies that have a long history of offering traditional auxiliary power units (portable generators), traditional automotive alternators, and inverters (a device that inverts battery direct current electricity to alternating current).  Most of our competitors have substantially greater financial resources, spend considerably larger sums than we spend on research, new product development and marketing, and have long-standing customer relationships.  Furthermore, we must compete with many larger and better-established companies in the hiring and retention of qualified personnel.  Although we believe we have significant technological advantages over our competitors, realizing and maintaining such advantages will require us to develop customer relationships and will also depend on market acceptance of our products.  We may not have the financial resources, technical expertise, or marketing and support capabilities to compete successfully, which would materially and adversely affect our business.

We may not be able to establish an effective distribution network or strategic OEM relationships, in which case our sales will not increase as expected and our financial condition and results of operations would be adversely affected.

We are in the very beginning stages of developing our distribution network and establishing strategic relationships with original equipment manufacturer (OEM) customers.  We may not be able to identify appropriate distributors or OEM customers on a timely basis.  The distributors with which we partner may not focus adequate resources on selling our products or may otherwise be unsuccessful in selling them.  In addition, we cannot assure you that we will be able to establish OEM relationships on favorable terms or at all.  The lack of success of distributors or OEM customers in marketing our products would adversely affect our financial condition and results of operations.

If we are unable to locate and lease a new facility for limited production, testing, warehousing, engineering and office space, it would have a material adverse effect on our business and results of operations.

Our current Stanton facility is not sufficient to support our expected operations in 2020. Accordingly, the Company is planning to eventually look for a new facility that would be used for limited production, testing, warehousing and engineering as well as needed office space for support staff. The inability to locate a suitable facility could adversely affect our financial performance, business operations and growth. Appropriate locations or financing for the lease of a new facility may not be available at reasonable costs or at all. Our failure to secure a new facility will impede our business strategy.

If we are successful in executing our business plan to grow our business, our failure to efficiently manage our growth could have an adverse effect on our business.

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

We currently do not have the capability to manufacture most of the AuraGen® components on a commercial scale.  Therefore, we rely extensively on contracts with third party manufacturers for such components.  The use of third-party manufacturers increases the risk of delay of shipments to our customers and increases the risk of higher costs if our manufacturers are not available when required.  Our suppliers and manufacturers may not supply us with a sufficient amount of components or components of adequate quality, which would delay production of our product.  We do not currently have written agreements with any suppliers.  Furthermore, those suppliers who make our more technically difficult components may not be easily replaced. Any of these disruptions in the supply of components could have a material adverse effect on our business or results of operations.

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

As we recommence our operations and in order to meet future demand for AuraGen® systems, we will need to renew contracts or form new contracts with our prior manufacturers and suppliers or locate other suitable manufacturers and suppliers for subassemblies and other components.   Recently, we entered into discussions with several of our prior suppliers and we are in the process of negotiating settlements of old payables and arranging new supply contracts. Although we believe that there are a number of potential manufacturers and suppliers of the components, we cannot guarantee that contracts for components can be obtained on favorable terms or at all.  Any material adverse change in terms of the purchase of these components could increase our cost of goods.

We need to invest in tooling to have a more extensive line of products.  If we cannot expand our tooling, it may not be possible for us to expand our operations.

We are currently limited in the products that we are able to manufacture because of the limitations of our tooling capabilities.  In order to have a broader line of products that address industrial and commercial needs, we must make a significant investment in additional tooling or pursue new alternatives such as 3D printing to replace traditional tooling.  We do not currently have the funds required to acquire new tooling or to obtain replacements and no assurances can be given that we will have the required funds in the future.  If we do not acquire the required funds for tooling or replacement tooling, we may not be able to expand our product line to meet industrial and commercial needs.

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

Our industry is subject to variations in the general economy and to uncertainty regarding future economic prospects. Such uncertainty, as well as other variations in global economic conditions such as rising fuel costs, wage and benefit inflation, currency fluctuations, import and export tariffs and increasing interest rates, may continue to cause inconsistent and unpredictable customer spending while increasing our own input costs. In addition, this uncertainty has had, and may continue to have, an unprecedented negative impact on the global credit markets.  Credit has tightened significantly in the last year, resulting in financing terms that are less attractive to borrowers, and in many cases, the unavailability of certain types of debt financing. These risks, as well as industrial accidents or work stoppages, could also severely disrupt our manufacturing operations, which could have a material adverse effect on our financial performance.

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

We expect to continue examining potential joint ventures and strategic alliances as part of our long-term business strategy. In March 2017, we entered into a joint venture agreement with a Chinese partner. This joint venture arrangement and other transactions and arrangements involve significant challenges and risks, including that they do not advance our business strategy, that we get an unsatisfactory return on our investment, that we have difficulty integrating and retaining new employees, business systems, and technology, or that they distract management from our other businesses. If an arrangement fails to adequately anticipate changing circumstances and interests of a party, it may result in early termination or renegotiation of the arrangement. The success of these transactions and arrangements will depend in part on our ability to leverage them to enhance our existing products and services or develop compelling new ones. It may take longer than expected to realize the full benefits from these transactions and arrangements, such as increased revenue, enhanced efficiencies, or increased market share, or the benefits may ultimately be smaller than we expected. These events could adversely affect our operating results or financial condition.

We rely on highly skilled personnel and, if we are unable to retain or motivate key personnel or hire qualified personnel, we may not be able to grow effectively.

Our performance is largely dependent on the talents and efforts of highly skilled individuals.  Our future success depends on our continuing ability to identify, hire, develop, motivate, and retain highly skilled personnel for all areas of our organization.  Our continued ability to compete effectively depends on our ability to attract new employees and to retain and motivate our existing employees.  The incentives to attract, retain and motivate employees provided by our ability to pay competitive salaries as well as offering additional incentives such as stock option grants or by future arrangements may not be as effective as in the past.  If we do not succeed in attracting excellent personnel or retaining or motivating existing personnel, we may be unable to grow effectively.

Our business is subject to the risks of earthquakes and other natural catastrophic events, and to interruptions by man-made problems such as computer viruses or terrorism.

Our corporate headquarters and our research and development operations are located in the State of California in regions known for seismic activity. A significant natural disaster, such as an earthquake, in this region could have a material adverse effect on our business, financial condition and results of operations. In addition, our servers are vulnerable to computer viruses, break-ins, and similar disruptions from unauthorized tampering with our computer systems. Any such event could have a material adverse effect on our business, financial condition and results of operations.

Failure to maintain effective internal controls over financial reporting could adversely affect our business and the market price of our Common Stock.

Pursuant to rules adopted by the SEC under the Sarbanes-Oxley Act of 2002, we are required to assess the effectiveness of our internal controls over financial reporting and provide a management report on our internal controls over financial reporting in all annual reports. This report contains, among other matters, a statement as to whether our internal controls over financial reporting are effective and the disclosure of any material weaknesses in our internal controls over financial reporting identified by management. Section 404 also requires our independent registered public accounting firm to audit the effectiveness of our internal control over financial reporting.

While we currently believe our internal controls over financial reporting are effective, we are required to comply with Section 404 on an annual basis. The Company does not have the financial resources to fully comply with all requirements of Section 404. If, in the future, we identify one or more material weaknesses in our internal controls over financial reporting during this continuous evaluation process, our management may not be able to assert that such internal controls are effective. Although we currently anticipate satisfying the requirements of Section 404 in a timely fashion, we cannot be certain as to the timing of completion for our future evaluation, testing and any required remediation. Therefore, if we are unable to assert that our internal controls over financial reporting are effective in the future, or if our auditors are unable to attest that our internal controls are effective or they are unable to express an opinion on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our business and the market price of our Common Stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Our current facilities consist of approximately 20,000 square feet in Stanton, California and an additional storage facility in Santa Clarita, California. The Stanton facility is currently used for some testing of AuraGen® systems. The facility is rented on a short-term basis. The rent for the Stanton facility is $10,000 per month and the storage facility is additional $5,000 per month. The Company also rents temporary space on a month-to-month basis. Our current Stanton facility is not sufficient to support the expected operations in 2020. Accordingly, the Company is planning to eventually look for a new facility that would be used for limited production, testing, warehousing and engineering as well as needed office space for support staff.

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

The Company and the Company’s Chief Executive Officer, Melvin Gagerman, are among several defendants named in a lawsuit filed by two secured creditors demanding repayment of loans totaling $125,000 plus accrued interest and exemplary damages. In January 2017, the Company entered into an agreement with all secured creditors other than the two plaintiffs. However, because secured creditors holding in excess of 97% of the issuable stock upon conversion have executed the agreement, the agreement is binding on all of the secured creditors, including the two plaintiffs. That agreement, among other provisions, waives all past events of default. It is the Company’s position that the two plaintiffs are not entitled to any payment or other relief at this time and therefore that they have no valid claim against the Company or Mr. Gagerman. In March 2017, plaintiffs moved for partial summary adjudication against the Company and Mr. Gagerman; however, the Court denied plaintiff’s motion. Thereafter, the Court sustained demurrers by Mr. Gagerman and the Company; as a result of these successful demurrers, in February, /2017. Mr. Gagerman was dismissed from the suit altogether and all claims against the Company but one have been dismissed by the Court as well. In September 2018 the court entered a judgement of approximately $235,000 in favor of the two secured creditors. The Company has filed an appeal which is currently pending.

The Company is presently engaged in a dispute with one of its former directors, Robert Kopple, relating to approximately $9 million and approximately 3.15 million warrants which Mr. Kopple claims to be owed to him and his affiliates by the Company. In July 2017, Mr. Kopple filed suit against the Company as well as against current director Mr. Diaz-Verson and former directors Mr. Breslow and Mr. Howsmon, as well as Mr. Gagerman, the current CEO (not a director) in connection with these allegations. In 2018, the Court sustained demurrers by Mr. Diaz-Verson, Mr. Breslow, Mr. Howsmon and Mr. Gagerman and as a result of these successful demurrers, all four of these defendants have been dismissed from the suit. While the Company believes that it has certain valid defenses in these matters, the Company is currently in settlement discussions with Mr. Kopple. If the settlement negotiation is unsuccessful, the Company intends to vigorously defend against these claims. See “Liquidity and Capital Resources” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K for additional information regarding the transactions under dispute with Mr. Kopple.

In April 2018, the Company filed suit against its former counsel, Kilpatrick Townsend &Stockton LLP relating to various acts of malpractice and breach of fiduciary duty committed by the firm in connection with its representation of Aura. In June 2018, Kilpatrick Townsend &Stockton LLP filed a cross-complaint against the Company claiming approximately $400,000 in allegedly unpaid legal fees. The Company has reached a settlement agreement with Kilpatrick Townsend & Stockton LLP on January 11, 2019 which released the claims of all parties and ended all litigation between the parties.

In February 2018, the Company failed to issue approximately 2.3 million shares of stock contractually owed to BetterSea, LLC (“BetterSea”), which is wholly owned by Mr. Zvi “Harry” Kurtzman. Mr. Kurtzman then proceeded to sue the Company for failing to issue the required stock to BetterSea LLC. The required stock was then issued in the name of Zvi Kurtzman on August 15, 2018, along with an additional 5,108,291 shares (approximately 12% of the then outstanding shares of the Company) for not having issued the shares quickly enough and for the fact that the price of the stock had decreased. The Company also paid $20,000 in legal fees on behalf of Mr. Kurtzman related to this lawsuit.

On April 8, 2019, a complaint (the “Action”) was filed in the Court of Chancery in the State of Delaware (“Court”) against the Company by Cipora Lavut, Robert Lempert, David Mann, Peter Dalrymple and Zvi (Harry) Kurtzman, stockholders of the Company, alleging that stockholder consents removing Ron Buschur, Si Ryong Yu and William Anderson from the Board of Directors and appointing Lavut, Mann and Lempert were valid and effective (the “Consents”). The Consents were executed by Cipora Lavut, Robert Lempert, David Mann, Peter Dalrymple, Zvi (Harry) Kurtzman, Elimelech Lowy and Donald Kendall, Jr. Cipora Lavut is the sister of Harry Kurtzman. Harry Kurtzman was CEO and Chairman of the Company until December 2001, departing prior to entering into a Consent Decree with the SEC in June 2002 whereby Mr. Kurtzman was permanently and unconditionally barred from serving as an officer or director of any public company, which Consent Decree followed a previous 1996 SEC enforcement action whereby Mr. Kurtzman was found to have made materially false and misleading statements and omissions in the Company’s reports filed with the SEC. Ms. Lavut was previously Senior Vice President, Corporation Communications of the Company and also departed in December 2001. Ms. Lavut was not named in the SEC complaint. The Consents were delivered by Mr. Kurtzman shortly after the Company advised Mr. Kurtzman that the Company would not renew a consulting agreement with BetterSea LLC, a company controlled by Harry Kurtzman.

On April 16, 2019, Mr. Dalrymple revoked his approval of the Consents and requested to be removed as a plaintiff in the Action, which was granted by the Court on April 24, 2019. Subsequently, Mr. Kendall also revoked his approval of the Consents. Pursuant to its counterclaim filed with the Court, the Company denies that the Consents are valid as they were not executed by stockholders representing the requisite number of shares held of record to effectuate the actions in the Consents, they fail to satisfy the requirements of the Company’s Certificate of Incorporation, Bylaws and the Delaware General Corporation Law and the plaintiff’s claims are barred by the doctrine of unclean hands. On April 18, 2019, the Court issued a Status Quo Order providing that the Board of Directors will consist of the current incumbent directors, Si Ryong Yu, Ronald Buschur, William Anderson, Gary Douglas and Salvador Diaz-Version, Jr., pending further decision by the Court, that Cipora Lavut, Robert Lempert, and David Mann are not members of the Board, pending further order of the court, and that the current Board may not take certain actions outside the ordinary course of business without notice to the plaintiffs. On May 15, 2019, the plaintiffs filed another action in Court requesting the Company to hold an annual stockholder meeting. On May 20, 2019, the Company filed a letter with the Court requesting the Court to lift the Status Quo Order in light of actions taken by plaintiffs. The Company advised the Court that it was willing to hold an annual meeting as soon as reasonably practicable, but it was prevented from doing so by the Status Quo Order issued at plaintiffs’ request. On May 24, 2019, the Court revised the Status Quo Order, deleting a provision that prevented the Company from taking action that required a Board vote without prior notice and another provision that prevented the Board from taking action that could result in any changes to the members or size of the Board without prior notice. The Court also reduced the time of notice for certain actions related to the Company’s debt. The remaining provisions of the Status Quo Order remain in place. On June 4, 2019, the Company announced that it will hold an annual stockholder meeting on August 26, 2019. A hearing on the validity of the Consents is scheduled for June 28, 2019.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our shares are quoted on the Pink Sheets operated by OTC Markets, Inc. under the symbol “AUSI”. Set forth below are high and low bid prices for our common stock for each quarterly period in the two most recent fiscal years. Such quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not necessarily represent actual transactions in the common stock. On February 14, 2018, we effectuated a one-for-seven reverse stock split. All stock price amounts have been retroactively adjusted to reflect the one-for-seven reverse stock split. We had approximately 3,400 stockholders of record as of May 22, 2019.

Period	High	Low

Fiscal 2018
First Quarter ended May 31, 2017	$1.26	$0.77
Second Quarter ended August 31, 2017	$1.19	$0.49
Third Quarter ended November 30, 2017	$0.91	$0.42
Fourth Quarter ended February 28, 2018	$1.47	$0.105

Fiscal 2019
First Quarter ended May 31, 2018	$.74	$0.122
Second Quarter ended August 31, 2018	$.50	$0.123
Third Quarter ended November 30, 2018	$0.35	$0.1501
Fourth Quarter ended February 28, 2019	$0.5899	$0.08

On May 31, 2019, the reported closing sales price for our common stock was $0.232.

Dividend Policy

We have not paid any dividends on our common stock and we do not anticipate paying any dividends on our common stock in the foreseeable future.

Sales of Unregistered Securities

●	During the fourth quarter of fiscal 2019, we issued to eight different parties a total of 2,814,063 shares of common stock for $900,500, and

●	During the fourth quarter of fiscal 2019, we issued to Yakov Lowy 1,312,500 shares of common stock for debt settlement of $420,000 related to the B&H debt assumption by Yakov Lowy, and

●	During the fourth quarter of fiscal 2019, we issued to ECS Inc. 218,750 shares of common stock for accounts payable settlement of $108,430.

As of February 28, 2018, the Company had a subscription receivable that consisted of a $1.3 million receivable for 2,653,061 shares of the Company’s common stock from a greater than 20% shareholder, Elimelech Lowy. Per the terms of the settlement agreement with Mr. Lowy, as soon as the Company shareholders approved the -1-for-7 reverse stock split and elected a new Board of Directors, Mr. Lowy was to provide the Company with the additional $1.3 million. The shareholders approved the reverse split and elected a new Board of Directors on January 11, 2018. While the terms of the agreement called for Mr. Lowy to provide the Company with the $1.3 million by February 28, 2018, the first payment was not received until April 27, 2018, and the balance was not paid until December 2018. During fiscal 2019 the Company received $1,225,000 in cash from Mr. Lowy with the balance of $75,000 being applied through the assumption of the B&H note by Yakov Lowy, a relative of Elimelech Lowy. While Mr. Lowy was in default of the agreement, no action was taken by the Company. The Company issued to Mr. Lowy 2,653,061 shares of common stock on February 28, 2018.

In February 2018, the Company failed to issue approximately 2.3 million shares of stock contractually owed to BetterSea, LLC (“BetterSea”), which is wholly owned by Mr. Zvi “Harry” Kurtzman. Mr. Kurtzman then proceeded to sue the Company for failing to issue the required stock to BetterSea LLC. The required stock was then issued in the name of Zvi Kurtzman on August 15, 2018, along with an additional 5,108,291 shares (approximately 12% of the then outstanding shares of the Company) for not having issued the shares quickly enough and for the fact that the price of the stock had decreased. The issuance of the shares was previously reported by the Company. The Company also paid $20,000 in legal fees on behalf of Mr. Kurtzman related to this lawsuit.

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

Repurchases of Equity Securities

We did not repurchase any shares of our common stock during the fourth quarter of fiscal 2019.

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

Overview

During the first half of fiscal 2016, the Company significantly reduced operations due to lack of financial resources. During the second half of fiscal 2016, the Company’s operations were disrupted when the Company was forced to move from its facilities in Redondo Beach, California to a smaller facility in Stanton, California. Operations during the second half of fiscal 2016 were sporadic. During fiscal 2017, fiscal 2018 and fiscal 2019, the Company suspended most of its engineering, manufacturing, sales, and marketing activities to focus on renegotiating numerous financial obligations and minimizing expenditures while it attempted to raise additional funding and pursue some initial engineering activities.

In fiscal 2018, the Company successfully eliminated approximately 68% of its total indebtedness.

Specifically, in fiscal 2018, our secured creditors converted approximately $5.73 million of secured debt into approximately 4.1 million shares of the Company’s common stock. The converted debt represents approximately 80% of the total secured debt of the Company. The balance of the secured debt (approximately $960,000) is to be paid to the secured creditors in cash if the Company raises at least $4.0 million in proceeds through new equity offerings in one or a series of related offerings. Additionally, in fiscal 2018, approximately 12.77 million of unsecured debt was converted into approximately 9.3 million shares of the Company’s common stock and approximately $12.3 million of unsecured debt was forgiven. In total, during fiscal 2018, the Company therefore eliminated a total of approximately $30.23 million of debt.

As of the date of this filing, Robert Kopple, the Company’s former Vice Chairman of the Board, is the only significant unsecured note holder that has not agreed to restructure his debt. Mr. Kopple claims that he and his affiliates are owed approximately $9 million on terms significantly preferable to other similarly-situated unsecured creditors. The Company disputes Mr. Kopple’s claims. See “Item 3. Legal Proceedings” included elsewhere in this Annual Report on Form 10-K for information regarding the dispute with Mr. Kopple regarding these transactions. Mr. Kopple has not accepted the Company’s numerous offers to restructure this debt.

On February 14, 2018, the Company effectuated a one-for-seven reverse stock split.

For fiscal 2019, the Company restarted some of its engineering activities as well as completed an initial restart of the manufacturing of the AuraGen® product. The Company utilized contractors for these services in order to minimize its expenses while it continued to pursue new sources of financing. The Company is planning to restart operations with a new management team once it obtains adequate financing.

Our business is based on the exploitation of our patented mobile power solution known as the AuraGen for commercial and industrial applications and the VIPER for military applications. Our business model consists of two major components; (i) sales and marketing, (ii) design and engineering.

(i) Our sales and marketing approach is composed of direct sales in North America and the use of agents, distributors and joint ventures for sales internationally. In North America, our primary focus is in (a) transport refrigeration, and (b) U.S. Military applications.

(ii)The second component of our business model is focused on the design of new products and engineering support for the sales activities described above. The engineering support consists of the introduction of new features for our AuraGen® solution such as higher power, different voltages, three phase options, shore power systems, higher current solutions as well as interface kits for different platforms. After suspending the majority of our engineering, manufacturing, sales, and marketing activities to focus on renegotiating numerous financial obligations in fiscal 2018 and 2019, we expect modest engineering activities budgeted at approximately $750,000 during the fiscal 2020 year.

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

Revenue Recognition

The Company adopted Accounting Standards Codification (“ASC”) 606. ASC 606, Revenue from Contracts with Customers, establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity’s contracts to provide goods or services to customers. The core principle requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration that it expects to be entitled to receive in exchange for those goods or services recognized as performance obligations are satisfied.

The Company has assessed the impact of the guidance by performing the following five steps analysis:

Step 1: Identify the contract

Step 2: Identify the performance obligations

Step 3: Determine the transaction price

Step 4: Allocate the transaction price

Step 5: Recognize revenue

Inventory Valuation and Classification

Inventories are valued at the lower of cost (first-in, first-out) or market, on a standard cost basis. We review the components of inventory on a regular basis for excess or obsolete inventory based on estimated future usage and sales. The Company has minimally operated and therefore has only produced minimal product since late 2015. As a result, while the Company believes that a portion of the inventory has value, we are unable to substantiate its demand and market value and as a result have elected to reserve it in its entirety as of February 28, 2019 and February 28, 2018.

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

Results of Operations

Fiscal 2019 compared to Fiscal 2018

Revenues

The Company had revenues of $39,274 and $0 in the years ended February 28, 2019 and February 28, 2018, respectively. The Company essentially ceased operations in late 2015 and has only recently begun to attempt to restart operations.

Cost of Goods

Cost of goods sold were $170,263 and $0 in the years ended February 28, 2019 and February 28, 2018, respectively. The Company continues to fully reserve all inventory items due to our inability to show salability on a going forward basis. Therefore, all items purchased for the manufacture of our products that are not used in the current year are reserved for and charged to cost of goods sold.

Engineering, Research and Development

Engineering, research and development costs increased $391,957 to $494,636 in fiscal 2019 from $102,679 in fiscal 2018. The increase is a result of expenses incurred in the process of designing a new electronic control unit (“ECU”) for our AuraGen products as well as sustaining engineering expenses related to the restart of manufacturing capability.

Selling, General and Administrative Expense

Selling, general and administrative expenses decreased $333,109 to $5,470,228 in fiscal 2019 from $5,803,337 in fiscal 2018. The reduction in expenses was largely due to a reduction of $288,712 in non-cash charges for shares of common stock of the Company issued to Mr. Kurtzman. Expenses in fiscal 2019 included a non-cash charge of $1,992,252 for 5,108,335 shares of common stock of the Company issued to Mr. Kurtzman, (approximately 12% of the then outstanding shares), as a result of the lawsuit filed by Mr. Kurtzman for not receiving shares due him under the restructuring agreement in a timely enough manner, and for the fact that the price of the stock had decreased. Expenses in fiscal 2018 included a non-cash charge of $2,280,964 for 2,256,400 shares of common stock of the Company issued to Harry Kurtzman given to him under the restructuring agreement.

Additionally, for fiscal 2019 the Company was billed a total of $378,534 for consulting services by Mr. Kurtzmans’ wholly owned entity, BetterSea LLC, and a total of $401,631 in billings from TMK Assoc., the Company’s corporate counsel, which is owned by Mr. Kurtzmans’ daughter. For fiscal 2018, the Company was billed $434,312 for consulting services by BetterSea LLC, and an additional $346,089 in billings from TMK Assoc.

Of the $5,470,228 in Selling, General and Administrative expenses incurred in fiscal 2019, a total of $2,772,417, or 51%, was incurred by the Kurtzman family. Of the $5,803,337 in Selling, General and Administrative expenses incurred in fiscal 2018, a total of $3,061,365, or 53%, was incurred by the Kurtzman family.

In fiscal 2019, cash paid to BetterSea LLC totaled $388,506 and cash paid to TMK Assoc. totaled $336,977, and cash paid to Koby Lavut, son of Cipora Lavut, totaled $18,705 for expenses, for total cash paid to the Kurtzman family of $744,188, or 31% of the total cash used in operations by the Company. In fiscal 2018, cash paid to BetterSea LLC totaled $453,062, cash paid to TMK Assoc totaled $569,325, cash paid to Cipora Lavut, Harry Kurtzman’s sister, for accrued and unpaid wages totaled $50,000 and cash paid to Yaira Kurtzman, Harry Kurtzman’s daughter, for accrued and unpaid wages totaled $22,040 and cash paid to Koby Lavut for expenses totaled $5,504. These amounts total $1,099,931 or approximately 39% of total cash used in operations for fiscal 2018. Additionally, the Company repaid a demand loan in the amount of $197,190 to Chana Kurtzman, Harry Kurtzman’s mother, for total cash paid to the Kurtzman family of $1,297,121 in fiscal 2018. None of the other demand notes owed by the Company were repaid in fiscal 2018.

Non-Operating Income and Expense

Net interest expense decreased to $1,078,873 in fiscal 2019 from $5,482,393 in fiscal 2018, a decrease of $4,403,520, as a result of the restructuring implemented in February 2018 whereby approximately $17.5 million of the Company’s debt was converted into equity. Other income in fiscal 2019 consists of approximately $2.7 million in gain on debt settlement as the Company determined that certain accounts payable items older than four years and for which collection efforts were abandoned did not have to be paid and were removed from the Company’s balance sheet. In fiscal 2018, other income consisted of $13,089,048 in gain on debt settlement as a result of the Company’s restructuring.

Net Income/Loss

We had a net loss of $4,456,401 in the year ended February 28, 2019 compared to income of $1,700,649 in the year ended February 28, 2018, due to the debt forgiveness as noted above.

Liquidity and Capital Resources

In fiscal 2019, we had a loss of approximately $4.5 million and had negative cash flows from operations of approximately $2.4 million.

Contributing to the negative cash flows from operations were the following: cash paid to BetterSea LLC in fiscal 2019 totaled $388,506 and cash paid to TMK Assoc. in fiscal 2019 totaled $336,977, cash paid to Koby Lavut totaled $18,705 for total cash paid to the Kurtzman family of $744,188, or 31% of the total cash used in operations by the Company. In fiscal 2018, cash paid to BetterSea LLC totaled $453,062, cash paid to TMK Assoc totaled $569,325, cash paid to Cipora Lavut, totaled $50,000 and cash paid to Yaira Kurtzman totaled $22,040 and cash paid to Koby Lavut totaled $5,504. These amounts total $1,099,931 or approximately 39% of total cash used in operations. Additionally, the company repaid a demand loan in the amount of $197,190 to Chana Kurtzman, Harry Kurtzman’s mother, for total cash paid to the Kurtzman family of $1,297,121 in fiscal 2018. None of the other demand notes owed by the Company were repaid in fiscal 2018.

At February 28, 2019, we had cash of approximately $358,000, compared to cash of approximately $748,000 at February 28, 2018. Working capital at February 28, 2019 was a negative $17.4 million as compared to a negative $20.6 million at the end of the prior fiscal year. Accounts payable decreased $2.7 million due primarily to the elimination of certain accounts payable that were more than four years old. At February 28, 2019 and 2018, we had no accounts receivable. In fiscal 2019 we made no acquisitions of property and equipment.

At February 28, 2019 and February 28, 2018, we had 150,000,000 shares of $0.0001 par value common stock authorized for issuance. During the year ended February 28, 2019 the Company issued:

●	2,814,063 shares of common stock for $900,500

●	5,108,291 shares of common stock in settlement valued at $1,992,250,

●	2,256,444 shares of common stock for prior year stock to be issued valued at $2,280,964,

●	218,750 shares of common stock for account settlement of $108,430, and

●	1,312,500 shares of common stock for debt settlement of $420,000

During the year ended February 28, 2018 the Company issued:

●	1,428,572 shares of common stock for $2,000,000,

●	19,963,767 shares of common stock in settlement valued at $18,469,574,

●	928,572 shares of common stock for services valued at $885,000 at the market value on the issuance dates

●	2,653,061 shares of common stock for a subscription receivable of $1,300,000, and

●	178,571 shares of common stock in settlement of $175,000 of accounts payable

Subscription receivable at February 28, 2018, consisted of a $1.3 million receivable for 2,653,061 shares of the Company’s common stock from a greater than 20% shareholder, Elimelech Lowy. Per the terms of the settlement agreement with Mr. Lowy, as soon as the Company shareholders approved the -1-for-7 reverse stock split and elected a new Board of Directors, Mr. Lowy was to provide the Company with the additional $1.3 million. The shareholders approved the reverse split and elected a new Board of Directors on January 11, 2018. While the terms of the agreement called for Mr, Lowy to provide the Company with the $1.3 million by February 28, 2018, the first payment was not received until April 27, 2018, and the balance was not paid until December 2018. . During fiscal 2019 the Company received $1,225,000 in cash from Mr. Lowy with the balance of $75,000 being applied through the assumption of the B&H note by Yakov Lowy, a relative of Elimelech Lowy. While Mr. Lowy was in default of the agreement, no action was taken by the Company. The Company issued to Mr. Lowy 2,653,061 shares of common stock on February 28, 2019.

In February 2018, the Company failed to issue approximately 2.3 million shares of stock contractually owed to BetterSea, LLC (“BetterSea”), which is wholly owned by Mr. Harry Kurtzman. Mr. Kurtzman then proceeded to sue the Company for failing to issue the required stock to BetterSea LLC. The required stock was then issued in the name of Zvi Kurtzman on August 15, 2018, along with an additional 5,108,291 shares (approximately 12% of the then outstanding shares of the Company) for not having issued the shares quickly enough and for the fact that the price of the stock had decreased. The Company also paid $20,000 in legal fees on behalf of Mr. Kurtzman related to this lawsuit.

During the year ended February 28, 2018 we issued 135,714 shares of common stock in settlement of a note payable in the amount of $150,000 plus accrued interest of $15,288.

In the past, in order to maintain liquidity, we have relied upon external sources of financing, principally equity financing and private indebtedness. We have no bank line of credit and will require additional debt or equity financing to fund ongoing operations. We cannot assure you that additional financing will be available at the times or in the amounts required to keep the business operating. Based on a cash flow analysis performed by management, we estimate that the Company will need an additional $5 million to support the Company’s operations for the fiscal year ending February 29, 2020. The issuance of additional shares of equity in connection with such financing could dilute the interests of our existing stockholders, and such dilution could be substantial. If we cannot raise the needed funds, we would also be forced to make further substantial reductions in our operating expenses, which could adversely affect our ability to implement our current business plan and ultimately our viability as a Company.

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

Unsecured Creditor Agreements - In fiscal 2007 and 2018, the Company entered into several debt refinancing agreements (collectively, the “Refinancing Agreements”) with debt holders holding $2,394,520 outstanding principal, plus accrued interest in the amount of $593,446 or a total outstanding obligation in the amount of $2,987,967 The Refinancing Agreements waive all events of default, cancel and forgive some accrued interest and provide for new five-year 5% convertible notes (the “Refinancing Notes”) in the aggregate principal amount of $2,394,520, with no interest for first six months and 5% per year thereafter. When the reverse stock split became effective on February 14, 2018, the Refinancing Notes were automatically converted into 1,888,934 shares of our common stock.

Going Concern.

Our independent auditor has expressed doubt about our ability to continue as a going concern and believes that our ability is dependent on our ability to implement our business plan, raise capital and generate revenues. See Report of Independent Registered Public Accounting Firm on page F-1, together with the Company’s audited consolidated financial statements for the fiscal year ended February 28, 2019.

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the specified time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, the Company’s management evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures. Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of February 28, 2019.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended February 28, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of February 28, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on this assessment, and on those criteria, management concluded that the Company’s internal control over financial reporting was effective as of February 28, 2019.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

On January 11, 2018, at the annual stockholder meeting, Roland Bopp, Ronald J. Buschur, Michael Paritee, Jonathan Sloane and Gary Wells, were elected as directors. Immediately prior to the January 2018 stockholder meeting, Salvador Diaz-Verson, Jr., Melvin Gagerman and Robert Kopple were directors. During February and March 2018, as applicable, Messrs. Sloane, Bopp and Buschur each resigned as a director. During March 2018, the Board of Directors appointed Michael Sawruk, John M. Cochran and Jeffrey D. Cowan as directors and Dr. Timothy B. O’Brien as interim Chief Executive Officer and Mr. Timothy O’Toole as interim Chief Financial Officer. On March 29, 2018, certain stockholders, including Zvi (Harry) Kurtzman, Elimelech Lowy and David Mann, delivered a written consent removing Messrs. Wells, Paritee, Sawruk, Cochran and Cowan from the Board of Directors.

The following table sets forth the names, ages and offices of all of our current directors and executive officers. Our officers are appointed by, and serve at the pleasure of, the Board of Directors. The stockholders at the annual meeting elect our directors to serve until the next meeting.

Name	Age	Title
Melvin Gagerman (1)	76	Chief Executive Officer, Chief Financial Officer and Secretary
William Anderson (2)	72	Director, Chairman of the Compensation Committee and member of the Nominating Committee
Gary Douglas (2)	72	Director, Chairman of the Nominating Committee and member of the Audit Committee
Salvador Diaz-Verson, Jr. (2)	61	Director, Chairman of the Audit Committee and Member of the Compensation Committee
Ronald J. Buschur	55	Chairman of the Board and Member of the Nominating Committee
Sri Ryong Yu	71	Director

(1)	On March 30, 2018, the Board re-appointed Melvin Gagerman as Chief Executive Officer, Chief Financial Officer and Secretary on an interim basis after he had been terminated two days before by the immediate previous Board. Mr. Gagerman had been serving as an officer and director since September 2006.
(2)	Mssrs. Anderson, Douglas and Diaz-Verson, Jr. were appointed to the Board of Directors on March 29, 2018 by a written consent executed by certain stockholders, including certain stockholders, including, Zvi (Harry Kurtzman), Elimelech Lowy, and David Mann.

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

Salvador Diaz-Verson, Jr. Mr. Diaz-Verson, Jr. was elected as a director on March 29, 2018. Previously, he served as a director of the Company since June 2007 until January 2018 and from 1997-2005. Mr. Diaz-Verson, Jr. is the founder, Chairman and President of Diaz-Verson Capital Investments, Inc., and was a registered investment advisor with the Securities and Exchange Commission until 2009. Mr. Diaz-Verson, Jr. served as President and member of the board of directors of American Family Corporation (AFLAC, INC.) from 1976 until 1992. Mr. Diaz-Verson, Jr. served as President and Chief Investment Officer of American Family Life Assurance Company, a subsidiary of AFLAC, Inc. He is currently Chairman of Miramar Securities. Mr. Diaz-Verson, Jr. has received two presidential appointments to the Christopher Columbus Fellowship Foundation; first by President George H.W. Bush in 1992 and subsequently by President Clinton in 2000. Mr. Diaz-Verson, Jr. is a trustee of the Florida State University Foundation and is a national trustee of the Boys and Girls Club of America. He also serves as a trustee of Clark Atlanta University. Mr. Diaz-Verson, Jr. is a graduate of Florida State University and was selected as a director in view of his lengthy experience in managing companies and his knowledge of capital investments.

William Anderson. Mr. Anderson was elected as a director on March 29, 2018. Mr. Anderson holds a BS from Columbia University in Industrial Engineering & Operations Research and an MBA from Harvard Business School. Prior to his current entrepreneurial activities, Mr. Anderson was Chief Marketing and Chief Merchandising Officer with global responsibility for Carrefour and CEO of @Carrefour, which was Carrefour’s initial foray into e-commerce. Mr. Anderson has held senior executive positions in numerous companies such as Hardlines at Kmart Corporation, Federated Department Stores, Ames Department Stores and Oshman’s Sporting Goods. He is also an experienced start-up entrepreneur, having founded Domain Home Furnishings, Leisure Concepts Management, and Gluuteny, Inc., with private equity backing. Mr. Anderson is and has served on numerous boards of directors including: Xoran Technologies; Wind Point Partners, OpTier; Domain (of which he is also a co-founder) a Bain Capital & Bessemer Venture Partners retailer. In 2014, Mr. Anderson became a Vistage International Chair and formed a CEO peer-group in Philadelphia. Mr. Anderson brings to the Board extensive experience in executive management and leadership roles, including experience as a seasoned marketer, merchandiser, and start-up entrepreneur with global experience.

Ronald J. Buschur. Mr. Buschur was elected as a director on July, 2018, and was then elected Chairman of the Board in September 2018. Previously, he served as a director of the Company from mid-January 2014 to late-March 2018. Mr. Buschur holds a BA from University of Phoenix in Business Management and an AA from ITT Technical Institute. Mr. Buschur served as Chief Operating Officer of Powerwave Technologies, Inc. from 2001 to 2005, at which time he served as Chief Executive Officer and a director until April 2013. Powerwave Technologies, Inc. filed for Chapter 11 bankruptcy protection on January 28, 2013. Subsequent to Mr. Buschur leaving Powerwave Technologies, it filed for liquidation under chapter 7 of the United States Bankruptcy Code on June 10, 2013. Prior to joining Powerwave, Mr. Buschur held various management positions at HMT Technology (Hitachi Metal) in Silicon Valley, an independent supplier of thin-film disks, including President and Chief Operating Officer from 1999 to 2000, Vice President of Sales, Marketing and Quality Assurance from 1997 to 1999 and Vice President of Quality Assurance from 1994 to 1997. Mr. Buschur has worked for Alcoa Aluminum Corporation and Digital Equipment Corporation. In addition, he is the founder/investor/advisor to numerous software and hardware companies. Mr. Buschur brings to the Board deep knowledge of the technology industry, previous experience as CEO, COO and President of two publicly traded companies and he also has broad global relationships and contacts.

Gary Douglas. Mr. Douglas was elected as a director on March 29, 2018. Mr. Gary Douglas has a BBA in Management degree, with extensive experience in cooperate communication and investment banking. He is a principal in Douglas Strategic Communications LLC, a marketing strategy and communications consultancy, and Ex officio Chairman of Picture Marketing, Inc., a digital marketing company. Mr. Douglas also formally served as Chief Marketing Officer of O’Melveny Consulting LLP, a unit of a global law firm. He also served as President of SP/Hambros America and Division President of Geneva Learning Systems and Group Vice President of Business Development for the five Geneva Companies, both SP/Hambros and The Geneva companies were middle market investment bankers. Mr. Douglas brings to the Board extensive experience in cooperate communication and investment banking.

Si Ryong Yu. Mr. Si Ryong Yu has been an outside consultant to the Company since 2009 and has been instrumental in facilitating various Company projects for the South Korean military. Prior to serving as a consultant to the Company, Mr. Yu served as CEO of ST Microelectronics and, from 1997 to 2001, held the position of Senior Managing Director at Daewoo Electronics Company where he had, among other roles, complete management responsibility for manufacturing of electronic systems across the globe with factories in Eastern Europe, Latin America and Asia. Prior to holding the role of Senior Managing Director, Mr. Yu served as Director of the Daewoo Central Research and Development Center where he managed over 3,000 engineers responsible for all research and development activities of Daewoo Electronics. Mr. Yu holds a degree in Electrical Engineering from Seoul National University. Mr. Yu brings to the Board his experience as an experienced senior executive with extensive global experience in managing multinational manufacturing of advanced technology systems, as well as defining real business strategies for global manufacturing of electronic systems to increase profitability and improve market acceptance in a very competitive global environment.

Delinquent Section 16(a) Reports

Our shares of common stock are registered under the Securities Exchange Act of 1934, and therefore our executive officers and directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% stockholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file. Based on our review of the copies of such forms received by us, and to the best of our knowledge, no executive officers, directors and persons holding greater than 10% of our issued and outstanding stock have filed the required reports during the year ended February 28, 2019, except as follows:

●	Ronald J. Buschur and Si Ryong Yu each filed a later Form 3 in connection with their appointment as directors in July 2018.

●	Zvi (Harry) Kurtzman, who the Company believes became a beneficial owner of more than 10% of the Company’s common stock in August 2018, failed to file a Form 3 and he has failed to file any Form 4 reporting 79 transactions (which is based on information in the Consent Solicitation Statement filed by the Kurtzman Group on June 7, 2019).

●	Elimelech Lowy has failed to file a Form 3 with respect to securities he beneficially owns and, to the extent he has conducted any transactions in the Company’s stock, he has also failed to file any Form 4.

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

Audit Committee. The Audit Committee does not have a formal charter but is responsible primarily for overseeing the services performed by our independent registered public accounting firm, evaluating our accounting policies and system of internal controls, and reviewing our annual and quarterly reports before filing with the Securities and Exchange Commission. The current members of the Audit Committee are Mr. Salvador Diaz Verson Jr., and Mr. Gary Douglas. The Board of Directors has determined that the Audit Committee does not have a member who is an “audit committee financial expert” as such term is defined by the rules and regulations of the Securities and Exchange Commission. While the Board recognizes that the Board members serving on the Audit Committee do not meet the qualifications required of an “audit committee financial expert,” the Board believes that the appointment of a new director to the Board of Directors and to the Audit Committee at this time is not necessary as the level of financial knowledge and experience of the current member of the Audit Committee, including such member’s ability to read and understand fundamental financial statements, is sufficient to adequately discharge the Audit Committee’s responsibilities

Compensation Committee. The Compensation Committee does not have a formal charter but reviews and recommends to the full Board the amounts and types of compensation to be paid to the Chairman and Chief Executive Officer; reviews and approves the amounts and types of compensation to be paid to our other executive officers and the non-employee directors; reviews and approves, on behalf of the Board, salary, bonus and equity guidelines for our other employees; and administers our equity plans. The Compensation Committee is currently comprised of Mr. William Anderson and Mr. Salvador Diaz Verson Jr.

Nominating Committee. The Nominating Committee does not have a formal charter but assists the Board in identifying qualified individuals to become directors, determines the composition of the Board and its committees, monitors the process to assess the Board’s effectiveness and helps develop and implement our corporate governance guidelines. The Nominating Committee also considers nominees proposed by stockholders. The Nominating Committee currently consists of Mr. William Anderson, Mr. Ronald J. Buschur and Mr. Gary Douglas.

Director Compensation

Although we do not currently compensate our directors in cash for their service as members of our Board of Directors, the Board may, in its discretion, elect to compensate directors for attending Board and Committee meetings and to reimburse directors for out-of-pocket expenses incurred in connection with attending such meetings. Additionally, our directors are eligible to receive stock options under the 2011 Directors and Executive Officer Stock Option Plan. During fiscal 2019, none of the Directors received any stock options. There are no payments due to any directors upon their resignation or retirement as members of the Board.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation earned by or paid to the principal executive officer and the two most highly compensated executive officers, other than the principal executive officer, (the “named executive officers”) during the fiscal years ended February 28, 2019 and 2018.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation	All Other Compensation ($)		Total ($)

Melvin Gagerman (1)	2018	$32,000	(2,4)	-	-	$2,000	(3,5)	$34,000
Chief Executive Officer, Chief Financial Officer	2019	$192,000	(2,4)	-	-	$31,661	(3,6)	$223,661

(1)	Mr. Gagerman was elected Chairman and Chief Financial Officer effective February 1, 2006 and was elected President and Chief Executive Officer effective May 25, 2006. On March 28, 2018, Mr. Gagerman was terminated, but was re-appointed on March 30, 2018.

(2)	For additional information, see “--Employment Contracts, Termination of Employment Contracts and Change in Control Arrangements” below.
(3)	No bonuses or stock awards were granted to the above individuals for fiscal 2018 and fiscal 2019.
(4)	During fiscal year 2018, Mr. Gagerman received a total of $32,000 in compensation; Mr. Gagerman did not receive a salary during the period from March 1, 2016 through January 11, 2018, however, on January 11, 2018 the Board of Directors authorized the Company to pay Mr. Gagerman a monthly salary of $16,000 and to provide Mr. Gagerman with health and life insurance benefits commensurate with those given to other employees. Mr. Gagerman was paid these amounts in January and February 2018. For additional information, see “--Employment Contracts, Termination of Employment Contracts and Change in Control Arrangements” below.

(5)	Represents an auto allowance.

(6)	Consists of $12,000 in auto allowance and $19,661 in personal medical expense reimbursements.

Outstanding Equity Awards at 2019 Fiscal Year-End

The following table summarizes certain information regarding the number and value of all options to purchase our common stock held by our named executive officer for the year ended February 28, 2019. No stock awards or equity incentive plan awards were issued during fiscal 2019.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

	Option Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Name	Exercisable	Un-exercisable

Melvin Gagerman	142,857	0	--	$1.40	2/28/20
Melvin Gagerman	200,000	0	--	$1.40	6/2/21

Option Exercises and Stock Vesting During 2019

No stock options were exercised during fiscal 2019 by the individuals named in the Summary Compensation Table. No stock awards were issued during fiscal 2019.

Employment Contracts, Termination of Employment Contracts and Change in Control Arrangements

We do not currently have any employment agreements with any of our Named Executive Officers. Mr. Gagerman is currently employed on an at-will basis. On January 11, 2018, the Board of Directors authorized the Company to pay Melvin Gagerman a monthly salary of $16,000 and to provide Mr. Gagerman with health and life insurance benefits commensurate with those given to other employees. Mr. Gagerman received an auto allowance of $1,000 per month and reimbursement of personal medical expenses for he and his wife. These medical reimbursements totaled $19,661 in fiscal 2019, including a payment of approximately $6,000 for the premium on a long-term care policy.

Potential Payments to the Named Executive Officers Upon Termination or Change in Control

None of the named executive officers is entitled to any payments or benefits upon termination, whether by change in control or otherwise, other than benefits available generally to all employees.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, to the extent of our knowledge, certain information regarding our common stock owned as of May 30, 2019 (i) by each person who is known to be the beneficial owner of more than 5% of our outstanding common stock, (ii) by each of our Directors and the named executive officers in the Summary Compensation Table, and (iii) by all Directors and current executive officers as a group:

Beneficial Ownership Table

Beneficial Owner (1)	Number of Shares of Common Stock	Percent of Common Stock (1)
Melvin Gagerman (2)	1,113,829	2.1%
William Anderson (3)	2,857	*
Salvador Diaz-Verson, Jr. (4)	296,664	0.6%
Gary Douglas (3)	20,000	*
Sri Ryong Yu
Ronald J. Buschur
All current executive officers and Directors as a group (six) (2) (3) (4)	1,423,350	2.7%

5% Stockholders
Warren Breslow (5)	8,359,195	15.7%
Robert Kopple (6)	3,133,737	5.9%
Kurtzman, Lowy, Mann, Lavut, Lempert (7)	21,571,195	41.4%

Elimelech Lowy (7)	11,737,363	22.5%
Zvi (Harry) Kurtzman (7)	7,803,298	15.0%

*	Less than 1% of outstanding shares.

(1)	Beneficial ownership is determined in accordance with rules of the Securities and Exchange Commission. The calculation of the percentage of beneficial ownership is based upon 52,082,032 shares of common stock outstanding on May 30, 2019. In computing the number of shares beneficially owned by any stockholder and the percentage ownership of such stockholder, shares of common stock which may be acquired by a such stockholder upon exercise or conversion of warrants or options which are currently exercisable or exercisable within 60 days of May 30, 2019, are deemed to be exercised and outstanding. Such shares, however, are not deemed outstanding for purposes of computing the beneficial ownership percentage of any other person. Shares issuable upon exercise of warrants and options which are subject to stockholder approval are not deemed outstanding for purposes of determining beneficial ownership. Except as indicated by footnote, to our knowledge, the persons named in the table above have the sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. The mailing address for each of the officers and directors is c/o Aura Systems, Inc., 10541 Ashdale St., Stanton, CA 90680.

(2)	Includes 810,751 warrants and options exercisable within 60 days of May 30, 2019

(3)	Mssrs.. Anderson, Diaz-Verson, Jr., and Douglas were appointed to the board of directors on March 29, 2019.

(4)	Mr. Diaz-Verson, Jr. previously served on the Company’s board of directors from 2006 until January 11, 2018 and reappointed to the board of directors on March 29, 2019. Including 255,848 warrants and options exercisable within 60 days of February 28, 2019.

(5)	Includes 703,414 warrants and options exercisable within 60 days of May 30, 2019

(6)	The business address of Mr. Kopple is 10866 Wilshire Blvd., Suite 1500, Los Angeles, California 90024. The Company is also presently engaged in a dispute with Mr. Kopple that includes a claim regarding approximately 3.27 million warrants which Mr. Kopple claims to be owed to him and his affiliates by the Company. The Company believes that it has valid defenses against Mr. Kopple’s claims and that no warrants are issuable to Mr. Kopple. Accordingly, the amount reflected herein does not include the warrants in dispute. See Item 3. “Legal Proceedings”, “Liquidity and Capital Resources” in “Item 7”.

(7)	The information is based on a Schedule 13D filed on May 21, 2019 by Zvi Kurtzman, Elimelech, Lowy, David Mann, Cirpoa Lavut and Robert Lampert. Pursuant to the Schedule 13D, the persons reported the following beneficial ownership:

(i) Zvi Kurtzman (419 Oakmont Place, Atlanta, GA 30327) - 7,803,298 shares. Although not reported in the Schedule 13D, based on the Company’s records, Mr. Kurtzman also holds options to purchase 485,714 shares and warrants to purchase 111,438 shares, which amounts are excluded from the above table;

(ii) Elimelech Lowy (36 Beth Halevy Boisbriand Quebec J7E 4H4) - 11,737,363 shares, 4,189,670 of which he has sole dispositive power and approximately 6,547,693 of which, to the Company’s knowledge, Mr. Lowy holds a power of attorney to vote such shares. Although not reported in the Schedule 13D, based on the Company’s records, Mr. Lowy also holds warrants to purchase 4,092,877 shares, which amount is excluded from the above table;

(iii) David Mann (5565 Chemin De La cote De Liesse Montreal, Quebec, Canada H40 1A1) - 1,343,115 shares, 891,204 of which he has sole dispositive power and approximately 272,320 of which, to the Company’s knowledge, Mr. Mann holds a power of attorney to vote such shares. Although the Schedule 13D reports that Mr. Mann holds warrants to purchase 400,000 shares, based on the Company’s records, Mr. Mann holds warrants to purchase 393,769 shares, which amount is excluded from the above table;

(iv) Cipora Lavut (227 Sandy Springs Place, Suite D56, Sandy Springs, GA 30328) - 495,456 shares. Although not reported in the Schedule 13D, based on the Company’s records, Ms. Lavut holds warrants to purchase 51,661 shares, which amount is excluded from the above table; and

(v) Robert Lempert (1209 Chapel Avenue, West Cherry Hill, NJ 08002) - 191,963 shares, excluding warrants to purchase 100,000 shares.

Securities Authorized for Issuance Under Equity Compensation Plans as of February 28, 2019

Equity Compensation Plan Information as of February 28, 2019

			Number of Securities
	Number of		Remaining Available for
	Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders (1)	1,032,000	$1.40	1,681,037
Equity compensation plans not approved by security holders	2,221,428	$1.40	491,608

(1)	Reflects options under the 2006 Stock Option Plan. The 2006 Stock Option Plan authorizes the Company to grant stock options exercisable for up to an aggregate number of shares of common stock equal to the greater of (i) 3,000,000 shares of common stock, or (ii) 10% of the number of shares of common stock outstanding from time to time. The numbers in this table are as of February 28, 2019.

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

During fiscal 2019, the Company paid the following to Kurtzman family members:

●	BetterSea LLC, an entity owned by Zvi (Harry) Kurtzman, was paid cash totaling $388,506 for consulting services, which agreement was not renewed based on Mr. Kurzman’s failure to provide the deliverables as contracted.

●	5,108,335 shares of common stock were issued to Mr. Kurtzman, (approximately 12% of the then outstanding shares), as a result of the lawsuit filed by Mr. Kurtzman for not receiving shares due him under the restructuring agreement in a timely enough manner, and for the fact that the price of the stock had decreased.

●	2,256,400 shares of common stock were issued to Zvi (Harry) Kurtzman given to him under the restructuring agreement.

●	TMK Assoc., the Company’s corporate counsel, which is owned by Mr. Kurtzmans’ daughter, was paid cash totaling $336,977 for legal services.

●	Koby Lavut, Mr. Kurtzman’s nephew, was paid cash totaling $18,705

Additionally, for fiscal 2019 the Company was billed a total of $378,534 for consulting services by Mr. Kurtzmans’ wholly owned entity, BetterSea LLC, and an additional $401,631 in billings from TMK Assoc., the Company’s corporate counsel, which is owned by Mr. Kurtzmans’ daughter.

During fiscal 2019, Si Ryong Yu, a director of the Company, was paid an aggregate of $90,000 in consulting fees.

Director Independence

Using the definition of “independence” included in the listing rules of The Nasdaq Stock Market, our Board has determined that Sal Diaz-Verson, Jr., Gary Douglas, Ronald J. Buschur and William Anderson are independent directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND DISCLOSURES

The following table sets forth the aggregate fees billed to us by KSP Group, Inc. for the years ended February 28, 2018, and 2019:

	Year Ended February 28,
	2019	2018
Audit Fees	$55,000	$55,000
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-

Total	$55,000	$55,000

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

Audit Fees

Services provided to us by KSP Group, Inc. with respect the audit of our annual financial statements and review of our annual reports on Form 10-K and for reviews of the financial statements are included in our quarterly reports on Form 10-Q for the first three quarters of the years ended February 28, 2019.

Audit Related Fees

KSP Group, Inc. did not provide any professional services to us during fiscal 2019 or fiscal 2018 which would constitute “audit related fees”.

Tax Fees

KSP Group, Inc. did not provide any professional services to us during fiscal 2019 which would constitute “tax fees”.

All Other Fees

KSP Group, Inc. did not provide any professional services to us during fiscal 2019 or fiscal 2018 which would constitute “other fees”.

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

See Exhibit Index

ITEM 16. FORM 10-K SUMMARY

None.

INDEX TO EXHIBITS

Description of Documents

3.1	Amended and Restated Certificate of Incorporation of Aura Systems, Inc. (Incorporated by reference to Exhibit 3.1 to Aura Systems, Inc.’s Form 10-K filed on June 15, 2009)
3.1(a)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, dated February 14, 2018(Incorporated by reference to Exhibit 3.1 to Aura Systems, Inc.’s Current Report on Form 8-K filed on February 21, 2018)
3.2	Amended and Restated Bylaws of Aura Systems, Inc. (Incorporated by reference to Exhibit 3.2 to Aura Systems, Inc.’s Report on Form 10-K filed on June 15, 2009)
10.1*	Aura Systems, Inc. 2006 Stock Option Plan (Incorporated by reference to Exhibit 10.4 to Aura System, Inc.’s Form 10-K filed on March 25, 2008)
10.2*	Form of Aura Systems, Inc. Non-Statutory Stock Option Agreement (Incorporated by reference to Exhibit 10.5 to Aura System, Inc.’s Form 10-K filed on March 25, 2008)
10.3	Second Amendment to Transaction Documents dated March 14, 2017 among Registrant and those persons who have signed the signature page thereto (Incorporated by reference to Exhibit 10.1 to Aura Systems, Inc.’s Quarterly Report on Form 10-Q filed on October 25, 2017)
10.4	Third Amendment to Transaction Documents dated April 8, 2017 among Registrant and those persons who have signed the signature page thereto (Incorporated by reference to Exhibit 10.2 to Aura Systems, Inc.’s Quarterly Report on Form 10-Q filed on October 25, 2017)
10.5	Second Amendment to Debt Refinancing Agreement dated April 9, 2017 by and between Aura Systems, Inc., on the one hand, and Warren Breslow and the Survivor’s Trust Under the Warren L. Breslow Trust, on the other hand (Incorporated by reference to Exhibit 10.3 to Aura Systems, Inc.’s Quarterly Report on Form 10-Q filed on October 25, 2017)
10.6	First Amendment to Unsecured Convertible Promissory Note dated June 15, 2017 by and between the Survivor’s Trust Under the Warren L. Breslow Trust and the Registrant (Incorporated by reference to Exhibit 10.1 to Aura Systems, Inc.’s Quarterly Report on Form 10-Q filed on October 25, 2017)
10.7	Agreement entered into on June 19, 2017 between Aura Systems Inc. and BetterSea LLC (Incorporated by reference to Exhibit 10.1 to Aura Systems, Inc.’s Current Report on Form 8-K/A filed on May 9, 2018)
10.8	Financing Letter of Agreement dated June 20, 2014 between Aura Systems, Inc. and KF Business Ventures, LP, joined by its affiliate Kopple Family Partnership, LP (Incorporated by reference to Exhibit 10.31 to Aura Systems, Inc.’s Form 10-K for the period ended February 28, 2015)**
10.9	Unsecured Promissory Note dated June 20, 2014 by Aura Systems, Inc. in favor of KF Business Ventures, LP in the original principal amount of $2,915,206.11 (Incorporated by reference to Exhibit A to Exhibit 10.31 to Aura Systems, Inc.’s Form 10-K for the period ended February 28, 2015)**
10.10	Form of Warrant by Aura Systems, Inc. to KF Business Ventures, LP (Incorporated by reference to Exhibit B to Exhibit 10.31 to Aura Systems, Inc.’s Form 10-K for the period ended February 28, 2015)**
10.11	Sino-Foreign Cooperative Joint Venture Contract dated January 27, 2017 between Aura Systems, Inc. and Jiangsu AoLunTe Electrical Machinery Industrial Col, Ltd. (Incorporated by reference to Exhibit 10.1 to Aura Systems, Inc.’s Form 8-K filed on February 1, 2017)
10.12*	Aura Systems, Inc. Directors and Executive Officers Stock Option Plan (Incorporated by reference to Exhibit 10.67 to Aura Systems, Inc.’s Form S-1 filed on November 30, 2011)
14.1	Code of Ethics (Incorporated by reference to Exhibit 14.1 to Aura Systems, Inc.’s Annual Report on Form 10-K filed on June 13, 2018)
31.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	Label Linkbase Document
101.PRE	Presentation Linkbase Document

*	Indicates a management contract or compensatory plan or arrangement.

**	See Item 3. “Legal Proceedings” and Item 12. “Security Ownership of Certain Beneficial Owners and Management” included elsewhere in this Annual Report on Form 10-K for information on the dispute with Mr. Kopple regarding these exhibits.

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

AURA SYSTEMS, INC.

Dated:	June 13, 2019

By:	/s/ Melvin Gagerman
Melvin Gagerman
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signatures	Title	Date

/s/ Melvin Gagerman	Chief Executive Officer, Acting	June 13, 2019
Melvin Gagerman	Chief Financial Officer
(Principal Executive Officer, Principal
Financial Officer, Principal Accounting Officer)

/s/ Salvador Diaz-Verson, Jr.	Director, Member of the Audit and	June 13, 2019
Salvador Diaz-Verson, Jr.	compensation Committees

/s/ William Anderson	Director, Member of the Compensation and	June 13, 2019
William Anderson	Nomination Committees

/s/ Gary Douglas	Director, Member of the Audit and	June 13, 2019
Gary Douglas	Nomination Committees

/s/ Ronald J. Buschur	Chairman of the Board and Member of the
Ronald J. Buschur	Nomination Committee	June 13, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Aura Systems, Inc.

We have audited the accompanying balance sheets of Aura Systems, Inc. (a Delaware corporation), (the “Company”) as of February 28, 2019 and 2018, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two years in the period then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aura Systems, Inc. as of February 28, 2019 and 2018, and the results of its operations and its cash flows for the two years in the period then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ KSP Group, Inc.

Certified Public Accountants

Los Angeles, California

June 12, 2019

AURA SYSTEMS, INC.

BALANCE SHEETS

	As of February 28,	As of February 28,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$358,209	$748,008

Other current assets	59,849	42,165
Total current assets	418,058	790,173
Investment in joint venture	250,000	250,000

Total assets	$668,058	$1,040,173

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,704,270	$5,377,259
Accrued expenses	3,383,369	3,211,635
Customer advances	1,136,542	503,632
Shares to be issued	-	2,280,964
Notes payable	777,537	777,537
Convertible note payable and accrued interest-related party, net of discount	3,644,354	3,342,685
Convertible notes payable, net of discount	125,000	625,000
Notes payable and accrued interest- related party	6,156,375	5,353,980

Total current liabilities	17,927,447	21,472,693
Note payable-related party	3,000,000	3,000,000
Convertible notes payable	1,421,647	1,232,977
Total liabilities	22,349,094	25,705,669

Commitments and contingencies

Stockholders’ deficit:
Common stock, $0.0001 par value; 150,000,000 shares authorized at February 28, 2019 and 2018; 52,082,083 and 41,437,035 issued and outstanding at February 28, 2019 and 2018, respectively	5,210	4,144
Additional paid-in capital	444,386,887	438,247,091
Subscription receivable	-	(1,300,000)
Accumulated deficit	(466,073,131)	(461,616,731)
Total stockholders’ deficit	(21,681,036)	(24,665,496)
Total liabilities and stockholders’ deficit	$668,058	$1,040,173

The accompanying notes are an integral part of these financial statements.

AURA SYSTEMS, INC.

STATEMENTS OF OPERATIONS

	For the Year ended February 28, 2019	For the Year ended February 28, 2018

Net Revenues	$39,274	$-

Cost of goods sold	170,263	-

Gross profit	(130,989)

Operating expenses:
Engineering, research and development	494,636	102,679
Selling, general, and administrative	5,470,228	5,803,327
Total operating expenses	5,964,864	5,906,006

Loss from operations	(6,095,853)	(5,906,006)

Other income (expense):
Interest expense, net	(1,078,873)	(5,482,393)
Gain on debt settlement	2,763,137	13,089,048
Other (expense) net	(44,813)	-

Total other income (expense)	1,639,451	7,606,656

Net Income (Loss)	$(4,456,401)	$1,700,649

Basic Income (loss) per share	$(0.10)	$0.09

Basic Weighted-average shares outstanding	45,648,202	18,783,272

Diluted Income (loss) per share	$(0.10)	$0.08

Dilutive Weighted-average shares outstanding	45,648,202	21,534,535

The accompanying notes are an integral part of these financial statements

AURA SYSTEMS, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED FEBRUARY 28, 2019 AND 2018

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Subscription Receivable	Accumulated Deficit	Total Stockholders' Deficit

Balance, February 28, 2017	16,284,492	$1,629	$410,509,367	-	$(463,317,380)	$(52,806,384)

Shares issued for cash	4,081,633	408	3,299,592	(1,300,000)		2,000,000

Shares issued for debt settlement	19,963,767	1,996	18,467,578			18,469,574
Shares issued for services	928,572	93	884,907			885,000

Shares issued for accounts payable	178,571	18	174,982			175,000
Warrant expense			4,910,664			4,910,664
Net Income					1,700,649	1,700,649

Balance, February 28, 2018	41,437,035	$4,144	$438,247,091	$(1,300,000)	$(461,616,731)	$(24,665,496)

Shares issued for cash	2,814,063	281	900,219	1,300,000		2,200,500

Shares issued for settlement	5,108,291	511	1,991,739			1,992,250

Prior year shares to be issued	2,256,444	226	2,280,738			2,280,964

Shares issued for debt settlement	1,312,500	132	419,868			420,000
Shares issued for accounts payable	218,750	23	108,407			108,430

Shares cancelled	(1,065,051)	(107)				(107)

Warrant expense			438,826			438,826

Net Loss					(4,456,401)	(4,456,401)

Balance, February 28, 2019	52,082,032	$5,210	$444,386,887	-	$(466,073,132)	$(21,681,036)

The accompanying notes are an integral part of these financial statements

AURA SYSTEMS, INC.

STATEMENTS OF CASH FLOWS

For the Years Ended February 28,

	2019		2018

Cash flows from operating activities:
Net Income (loss)		$(4,456,401)	$1,700,649
Adjustments to reconcile net loss to net cash used in operating activities:
FMV of warrants issued for services		438,826	177,737
Amortization of debt discount		-	4,161,290
Gain on settlement of debt		(3,270,942)	(13,089,048)
Stock issued for legal settlement		1,992,250	-
Stock issued for services		-	885,000
(Increase) decrease in:
Other current assets		(17,684)	(35,771)
Increase (decrease) in:
Accounts payable and accrued expenses		2,215,714	3,528,779
Customer advances		632,910	(138,119)

Net cash used in operating activities		(2,465,299)	(2,809,483)

Cash flows from investing activities:
Investment in joint venture		-	(250,000)

Cash flows from financing activities:
Issuance of common stock		900,500	2,000,000
Payment on note payable		50,000	(197,970)
Proceeds from subscription receivable		1,225,000	-
Proceeds from convertible notes payable		-	1,749,594

Net cash provided by financing activities		2,075,500	3,551,624

Net increase in cash and cash equivalents		(389,779)	492,139
Cash and cash equivalents, beginning of year		748,008	255,869

Cash and cash equivalents, end of year		$358,209	$748,008

Supplemental disclosures of cash flow information:
Interest paid		$37,500	$-

Income taxes paid		$-	$-

Supplemental schedule of non-cash financing and investing activities:
Account payable converted into shares of common stock		$108,430	$175,000
Notes payable converted into shares of common stock		$420,000	$7,818,834
Conversion of convertible notes into shares of common stock	$		$9,985,536

The accompanying notes are an integral part of these financial statements

AURA SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

February 28, 2019

NOTE 1 – ORGANIZATION AND OPERATIONS

Aura Systems, Inc., (“Aura”, “We” or the “Company”) a Delaware corporation, was founded to engage in the development, commercialization, and sales of products, systems, and components, using its patented and proprietary electromagnetic technology. Aura develops and sells AuraGen® axial flux mobile induction power systems to the industrial, commercial, and defense mobile power generation markets. In addition, the Company has also developed and patented High Force Electromagnetic Linear Actuators which it has sold in prior years.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

The Company adopted Accounting Standards Codification (“ASC”) 606. ASC 606, Revenue from Contracts with Customers, establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity’s contracts to provide goods or services to customers. The core principle requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration that it expects to be entitled to receive in exchange for those goods or services recognized as performance obligations are satisfied.

The Company has assessed the impact of the guidance by performing the following five steps analysis:

Step 1: Identify the contract

Step 2: Identify the performance obligations

Step 3: Determine the transaction price

Step 4: Allocate the transaction price

Step 5: Recognize revenue

Cash and Cash Equivalents

Cash and equivalents include cash on hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. We have not experienced any losses in such accounts and believe we are not exposed to any significant risk on cash and cash equivalents.

Inventories

Inventories are valued at the lower of cost (first-in, first-out) or market, on a standard cost basis. We review the components of inventory on a regular basis for excess or obsolete inventory based on estimated future usage and sales. As further described in Note 3, due to historical reasons, we are holding inventories in excess of what we expect to sell in the next fiscal year. The Company has minimally operated and therefore has only produced minimal product since late 2015. As a result, while the Company believes that a portion of the inventory has value, we are unable to substantiate its demand and market value and as a result have elected to reserve it in its entirety as of February 28, 2019 and February 28, 2018.

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

We have significant income tax net operating losses; however, due to the uncertainty of the realize-ability of the related deferred tax asset and other deferred tax assets, a valuation allowance equal to the amount of deferred tax assets has been established at February 28, 2019 and February 28, 2018.

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

The Company adopted Accounting Standards Codification (“ASC”) 606. ASC 606, Revenue from Contracts with Customers, establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity’s contracts to provide goods or services to customers. The core principle requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration that it expects to be entitled to receive in exchange for those goods or services recognized as performance obligations are satisfied.

The Company has assessed the impact of the guidance by performing the following five steps analysis:

Step 1: Identify the contract

Step 2: Identify the performance obligations

Step 3: Determine the transaction price

Step 4: Allocate the transaction price

Step 5: Recognize revenue

NOTE 3 – INVENTORIES

Inventories at February 28, 2019 and February 28, 2018 consisted of the following:

	2019	2018

Raw materials	$1,932,050	$1,884,456
Finished goods	1,651,283	1,572,555

	3,583,333	3,457,011
Inventory reserve	(3,583,333)	(3,457,011)

Current portion	$-	$-

Inventories consist primarily of components and completed units for the Company’s AuraGen® product.

Early in our AuraGen® program, we determined it was most cost-effective to outsource production of components and subassemblies to volume-oriented manufacturers, rather than produce these parts in-house. As a result of this decision, and based on then anticipated sales, we purchased, prior to fiscal 2001, a substantial inventory of components at volume prices, a portion of which was then assembled into finished AuraGen® units. Since sales did not meet expectations, we have been selling product from this inventory for several years. Management has analyzed its inventories based on its current business plan, current potential orders for future delivery, potential obsolescence and pending proposals with prospective customers and has determined we do not expect to realize all of its inventories within the next year. As described in Note 2 above, while the Company believes the inventory has some value, it has elected to fully reserve the inventory due to the inability of determining the demand and, therefore, fair market value at February 28, 2019 and February 28, 2018 is zero.

NOTE 4 – OTHER CURRENT ASSETS

Other current assets of $59,849 and $42,165 are comprised primarily of vendor advances of $57,777 and $42,165 as of February 28, 2019 and February 28, 2018, respectively.

NOTE 5 – NOTES PAYABLE

Notes payable consisted of the following:

	February 28, 2019	February 28, 2018

Demand promissory notes payable with six individuals, carrying an interest rate of 10% (see Demand Promissory Notes below)	$777,537	$777,537
Note payable – related party, carrying an interest rate of 5% - see note 6, Breslow Note, for further details	3,000,000	3,000,000
Convertible Promissory Note dated August 10, 2012, due August 10, 2017, convertible into shares of our common stock at a price of $0.76 per share. The note carries an interest rate of 7% with interest only payments due on the 10th of each month with the principal payment due on the maturity date. On January 30, 2017, this note was amended providing, among other things, for the conversion of 80% of the principal and accrued interest into common stock at $1.386 per share conditioned on the occurrence of certain future events the last of which was completed on February 14, 2018. See 7% Convertible Promissory Notes – Dalrymple August 2012 for further details.	264,462	264,462
Convertible Promissory Note dated October 2, 2012, due October 2, 2017, convertible into shares of our common stock at a price of $0.76 per share. The note carries an interest rate of 7% with interest only payments due on the 2nd of each month with the principal payment due on the maturity date. On January 30, 2017, this note was amended providing, among other things, for the conversion of 80% of the principal and accrued interest into common stock at $1.386 per share conditioned on the occurrence of certain future events the last of which was completed on February 14, 2018. See 7% Convertible Promissory Notes – Dalrymple October 2012 for further details.	133,178	133,178
Senior secured convertible notes dated May 7, 2013, due May 7, 2014, convertible into shares of our common stock at a price of $0.75 per share. The notes carry an interest rate of 12% with interest due on the last day of the month. On January 30, 2017, this note was amended providing, among other things, for the conversion of 80% of the principal and accrued interest into common stock at $1.386 per share conditioned on the occurrence of certain future events the last of which was completed on February 14, 2018. See Convertible Debt – Kenmont Capital Partners, LPD Investments and Guenther for further details.	945,825	757,155
Senior secured convertible notes dated June 20, 2013, due June 20, 2014, convertible into shares of our common stock at a price of $0.50per share. On January 30, 2017, this note was amended providing, among other things, for the conversion of 80% of the principal and accrued interest into common stock at $1.386 per share conditioned on the occurrence of certain future events the last of which was completed on February 14, 2018. See Convertible Debt – Dresner and Lempert for further details.	78,182	78,182
	1,421,647	1,232,977
Senior secured convertible notes dated June 20, 2013, due June 20, 2014, convertible into shares of our common stock at a price of $0.50per share. On January 30, 2017, this note was amended providing, among other things, for the conversion of 80% of the principal and accrued interest into common stock at $1.386 per share conditioned on the occurrence of certain future events the last of which was completed on February 14, 2018. See Convertible Debt – Abdou and Abdou for further details.	125,000	125,000
Convertible notes dated April 2016 thru February 2017 with B&H TEL LLC. The notes carry an interest rate of 5% and might be converted into the company shares of common if the shareholders approve a 7:1 reverse stock split. The note holder has elected not to convert and to have the note paid over an eleven-month period. The first payment of $50,000 was paid in April 2018 with the balance of the note being assumed by a third party and converted into stock as of February 28, 2019.	-	500,000
	125,000	625,000
	5,324,184	5,635,514
Less: Current portion	$902,537	$1,402,537
Long-term portion	$4,421,647	$4,232,977

DEMAND PROMISSORY NOTES

The Demand Promissory Notes are six individual notes issued in 2015 that are payable on demand with an interest rate of 10% per annum. The principal amount of each note and the person/entity they are payable to are as follows: $10,000 Mr. Zeitlin, a former director of the Company; $30,000 Mr. Sook; $461,537 Mr. Macleod, a former president of the Company; $267,000 Mr. Veen, an employee of the Company; $4,500 Mr. Howsmon, a former director of the Company; $4,500 El Pais, an entity controlled by Salvador Diaz, a current director of the Company.

CONVERTIBLE DEBT

Kenmont Capital Partners

On May 7, 2013, the Company transferred 4 notes payable with a total principal value of $1,000,000 together with accrued interest, and consulting fees to a senior secured convertible note with a principal value of $1,087,000 (“New Kenmont Note”) and warrants to Kenmont Capital Partners LP. The New Kenmont Note had a 1-year maturity date and was convertible into shares of common stock at the conversion price of $0.75 per share. The warrants were subsequently exercised. The Company recorded $342,020 as a discount, which has been fully amortized. There is a remaining balance of $549,954 as of February 28, 2019.

LPD Investments

On May 7, 2013, the Company transferred 2 note payables with a total principal value of $550,000 together with accrued interest to a senior secured convertible note with a principal value of $558,700 (“New LPD Note”) and warrants to LPD Investments, Ltd. The New LPD Note had a 1-year maturity date and was convertible into shares of common stock at the conversion price of $0.75 per share. The warrants were subsequently exercised. The Company recorded $175,793 as a discount, which has been fully amortized. There is a remaining balance of $163,677 as of February 28, 2019.

Guenther

On May 7, 2013, the Company entered into an agreement with an individual, Mr. Guenther, for the sale of $750,000 of secured convertible note payable (the “Note”) and warrants. The Note had a 1-year maturity date and was convertible into shares of common stock at the conversion price of $0.75 per share. The warrants entitle the holder to acquire 1,000,000 shares and have an initial exercise price of $0.75 per share and have a 7-year term. The Company recorded $235,985 as a discount, which has been fully amortized. There is a remaining balance of $232,194 as of February 28, 2019.

Dresner and Lempert

On June 20, 2013, the Company entered into an agreement with two individuals, Mr. Dresner and Mr. Lempert, for the sale of $200,000 of secured convertible notes payable (the “Notes”) and warrants. The Notes had a 1-year maturity date and were convertible into shares of common stock at the conversion price of $0.50 per share. The warrants were subsequently exercised. The Company recorded $39,152 as a discount, which has been fully amortized. There is a remaining balance of $78,182 as of February 28, 2019.

Abdou and Abdou

On June 20, 2013, the Company entered into an agreement with two individuals, Mr. Abdou and Mr. Abdou, for the sale of $125,000 of secured convertible notes payable (the “Notes”) and warrants. The Notes had a 1-year maturity date and were convertible into shares of common stock at the conversion price of $0.50 per share. The warrants were subsequently exercised. The Company recorded $24,470 as a discount, which has been fully amortized. There is a remaining balance of $125,000 as of February 28, 2019.

Kopple Notes

On August 19, 2013, the Company entered into an agreement with Robert Kopple, a former member of its Board of Directors for the sale of $2,500,000 of convertible notes payable (the “Kopple Notes”) and warrants. The Kopple Notes carry a base interest rate of 9.5%, have a 4-year maturity date and are convertible into shares of common stock at the conversion price of $0.50 per share. The warrants were subsequently exercised. The Company recorded $667,118 as a discount, which has been fully amortized. The Company also entered into a demand note payable with this individual in the amount of $20,000, which bears interest at a rate of 5%. As of February 28, 2019, the balance of the $2,000,000 note including interest is $3,621,944, and the balance of the demand note payable including interest is $22,410. The total owed under these two notes is $3,644,354.

7% Convertible Promissory Notes:

Dalrymple – August 2012

On August 10, 2012 the Company entered into an agreement with an individual, Mr. Dalrymple, for the sale of $1,000,000 of unsecured Convertible Promissory Note. The Convertible Promissory Note balance together with all accrued interest thereon was due and payable on August 10, 2017 and the annual interest rate was 7% per annum and was due to be repaid 5 years from the closing date.   The Company recorded $310,723 as a debt discount, which will be amortized over the life of the note. There is a remaining balance of $264,462 as of February 28, 2019.

Dalrymple – October 2012

On October 2, 2012 the Company entered into an agreement with an individual, Mr. Dalrymple, for the sale of $500,000 of unsecured Convertible Promissory Note. This Convertible Promissory Note balance together with all accrued interest thereon was due and payable on October 2, 2017and the annual interest rate was 7% per annum and was due to be repaid 5 years from the closing date.   The Company recorded $137,583 as a debt discount, which will be amortized over the life of the note. There is a remaining balance of $133,178 as of February 28, 2019.

On January 30, 2017 the Company entered into an agreement entitled First Amendment to Transaction Documents with five of seven secured creditors holding a security interest in all of the Company’s assets except for its patents and other intellectual properties. These creditors are the seven listed above under Convertible Debt and include the following: Kenmont Capital Partners, LPD Investments, Guenther, Dresner, Lempert and Abdou and Abdou. All of the creditors entered into the January 30, 2017 agreement with the exception of Mr. Abdou and Mr. Abdou. The original agreement dated May 7, 2013 provided that if at least 75% of the stock issuable upon conversion of the convertible notes votes to amend the agreement and/or waive any conditions or defaults, then any such amendments or waivers shall be binding on all secured creditors. The five secured creditors signing the amendment total in excess of 95% of the issuable stock upon conversion and, therefore the agreement is binding on all seven of the secured creditors. The agreement provided that all accrued and unpaid interest will be added to the principal amount. The amended note provided for no interest from November 1, 2016 to February 14, 2018, the date at which the 1-for-7 reverse stock split became effective at which time 80% of the total debt including accrued interest was converted into shares of common stock and a new five year 5% per annum convertible note was issued for the remainder. The new amended and restated senior convertible notes have a maturity date of January 30, 2022. The five creditors and the Company entered into a Second Amendment to Transaction Documents on March 14, 2017 and a Third Amendment to Transaction Documents on April 8, 2017, both of which extended the required date of the stockholder approval of the 1-for-7 reverse stock split, which was completed on February 14, 2018. The amended and restated senior convertible notes also require the Company to make a “Required Cash Payment” as defined in the agreement if the Company receives at least $4,000,000 in aggregate gross proceeds from the sale of equity securities (including securities convertible into equity securities) of the Company in one or a series of related transactions. The Required Cash Payment is equal to the current outstanding balance of the notes, which was $1,149,007 at February 28, 2019, plus any outstanding accrued interest.

NOTE 6 – RELATED PARTIES TRANSACTIONS

Breslow Note

On January 24, 2017 the Company entered into a Debt Refinancing Agreement with Mr. Breslow, a former Director of the Company. Pursuant to the agreement, both Mr. Breslow and the Company acknowledged that total debt owed to Mr. Breslow was $23,872,614 including $8,890,574 of accrued interest. Mr. Breslow agreed to cancel and forgive all interest due, waive all events of default and sign a new five-year convertible note in the amount of $14,982,041 providing for no interest for six months and interest of 5% per annum thereafter payable monthly in arrears. The note also provides various default provisions. In accordance with the agreement, on February 14, 2018, the effective date of the 1-for-7 reverse stock split, $11,982,041 of the note was converted into 7,403,705 shares of common stock and the then accrued interest of $9,388,338 was forgiven. A new $3,000,000 five-year note representing the remaining balance was entered into. The note bears interest at a rate of 5% per annum payable monthly in arrears.

Kopple Note

At February 28, 2019, the balance in Notes Payable and accrued interest-related party, current of $6,026,087, includes $3,268,081 plus accrued interest of $2,438,765 to Mr. Kopple (a former Board member), a 10% shareholder. Related Parties Transactions also includes $82,000 of unsecured notes payable plus accrued interest of $48,289 to Melvin Gagerman, our CEO, pursuant to a demand note entered into on April 5, 2014. At February 28, 2019, the balance in Convertible note payable and accrued interest-related party, includes $2,000,000 of unsecured convertible notes payable plus accrued interest of $1,621,944 and an unsecured convertible note of $20,000 plus accrued interest of $2,410 to Mr. Kopple.

NOTE 7 – ACCRUED EXPENSES

Accrued expenses at February 28, 2019 and February 28, 2018 consisted of the following:

	2019	2018

Accrued payroll and related expenses	$2,732,019	$2,775,312
Accrued interest	538,644	401,323
Other	112,706	35,000
Total	$3,383,369	$3,211,635

Accrued payroll and related expenses consist of salaries and vacation time accrued but not paid to employees due to our lack of financial resources.

NOTE 8 – COMMITMENTS & CONTINGENCIES

Leases

Our facilities consist of approximately 20,000 rented square feet in Stanton, California and a storage facility located in Santa Clarita, California. The Stanton facility is used for small quantity assembly and testing using components that are produced by various suppliers as well as for general offices, engineering and warehousing. The rent for the Stanton facility is $10,000 per month and the rent on the storage facility is $5,000 per month. The Company also rents temporary space on a month-to-month basis. The Stanton and Santa Clarita facilities are short-term leases and are not sufficient to support the expected future operations and the Company is planning to eventually look for a new facility to be used for limited production, testing, engineering, warehousing as well as support staff.

Joint Venture

In March 2017 the Company entered into a joint venture with a Chinese partner to form Jiangsu Shengfeng Mobile Power Technology Co., Ltd. (“Jiangsu Shengfeng”) to address the Chinese market. Under the Jiangsu Shengfeng joint venture agreement, Aura owns 49% of the venture and our Chinese partner owns 51%. The Chinese partner is to contribute approximately $9.25 million to the venture –– principally in the form of facilities and equipment as wells as approximately $500,000 in cash. The Company contributed to the venture in the form of $250,000 in cash as well as a limited license to the joint venture to manufacture, sell and service the AuraGen® products within China. The limited license sold to the Jiangsu Shengfeng joint venture, however, does not permit Jiangsu Shengfeng to manufacture the AuraGen® rotor; rather, the joint venture is required to purchase all rotor subassemblies as well as certain software elements directly from the Company. Jiangsu Shengfeng’s board of directors consists of three members appointed by the Company and three appointed by our Chinese partner; Jiangsu Shengfeng’s CEO is appointed by our Chinese partner while its CFO and director for quality assurance and control are appointed by Aura.

In addition, the Chinese company invested $2,000,000 in Aura at $1.40 per share for a total of 1,428,571 shares of common stock and is required to purchase a minimum of $1,250,000 of product form the Company supported by letters of credit for distribution until their factory is built, equipment installed, and staff hired and properly trained by Aura personnel. Aura has also committed to supply personnel for six months at no cost other than to be reimbursed for travel, room and board. This commitment has been fulfilled and Aura is under no further obligation to supply personnel at no cost. The agreement was subject to the approval of the Chinese Government which was received in April 2017.

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

The Company and the Company’s Chief Executive Officer, Melvin Gagerman, are among several defendants named in a lawsuit filed by two secured creditors demanding repayment of loans totaling $125,000 plus accrued interest and exemplary damages. In January 2017, the Company entered into an agreement with all secured creditors other than the two plaintiffs. However, because secured creditors holding in excess of 97% of the issuable stock upon conversion have executed the agreement, the agreement is binding on all of the secured creditors, including the two plaintiffs. That agreement, among other provisions, waives all past events of default. It is the Company’s position that the two plaintiffs are not entitled to any payment or other relief at this time and therefore that they have no valid claim against the Company or Mr. Gagerman. In March 2017, plaintiffs moved for partial summary adjudication against the Company and Mr. Gagerman; however, the Court denied plaintiff’s motion. Thereafter, the Court sustained demurrers by Mr. Gagerman and the Company; as a result of these successful demurrers, in February, /2017. Mr. Gagerman was dismissed from the suit altogether and all claims against the Company but one have been dismissed by the Court as well. In September 2018 the court entered a judgement of approximately $235,000 in favor of the two secured creditors. The Company has filed an appeal which is currently pending.

The Company is presently engaged in a dispute with one of its former directors, Robert Kopple, relating to approximately $9 million and approximately 3.15 million warrants which Mr. Kopple claims to be owed to him and his affiliates by the Company. In July 2017, Mr. Kopple filed suit against the Company as well as against current director Mr. Diaz-Verson and former directors Mr. Breslow and Mr. Howsmon, as well as Mr. Gagerman, the current CEO (not a director) in connection with these allegations. In 2018, the Court sustained demurrers by Mr. Diaz-Verson, Mr. Breslow, Mr. Howsmon and Mr. Gagerman and as a result of these successful demurrers, all four of these defendants have been dismissed from the suit. While the Company believes that it has certain valid defenses in these matters, the Company is currently in settlement discussions with Mr. Kopple. If the settlement negotiation is unsuccessful, the Company intends to vigorously defend against these claims. See “Liquidity and Capital Resources” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K for additional information regarding the transactions under dispute with Mr. Kopple.

In April 2018, the Company filed suit against its former counsel, Kilpatrick Townsend &Stockton LLP relating to various acts of malpractice and breach of fiduciary duty committed by the firm in connection with its representation of Aura. In June 2018, Kilpatrick Townsend &Stockton LLP filed a cross-complaint against the Company claiming approximately $400,000 in allegedly unpaid legal fees. The Company has reached a settlement agreement with Kilpatrick Townsend & Stockton LLP on January 11, 2019 which released the claims of all parties and ended all litigation between the parties.

In February 2018, the Company failed to issue approximately 2.3 million shares of stock contractually owed to BetterSea, LLC (“BetterSea”), which is wholly owned by Mr. Zvi “Harry” Kurtzman. Mr. Kurtzman then proceeded to sue the Company for failing to issue the required stock to BetterSea LLC. The required stock was then issued in the name of Zvi Kurtzman on August 15, 2018, along with an additional 5,108,291 shares (approximately 12% of the then outstanding shares of the Company) for not having issued the shares quickly enough and for the fact that the price of the stock had decreased. The Company also paid $20,000 in legal fees on behalf of Mr. Kurtzman related to this lawsuit.

On April 8, 2019, a complaint (the “Action”) was filed in the Court of Chancery in the State of Delaware (“Court”) against the Company by Cipora Lavut, Robert Lempert, David Mann, Peter Dalrymple and Zvi (Harry) Kurtzman, stockholders of the Company, alleging that stockholder consents removing Ron Buschur, Si Ryong Yu and William Anderson from the Board of Directors and appointing Lavut, Mann and Lempert were valid and effective (the “Consents”). The Consents were delivered by Mr. Kurtzman shortly after the Company advised Mr. Kurtzman that the Company would not renew a consulting agreement with BetterSea LLC, a company controlled by Harry Kurtzman.

On April 16, 2019, Mr. Dalrymple revoked his approval of the Consents and requested to be removed as a plaintiff in the Action, which was granted by the Court on April 24, 2019. Subsequently, another stockholder also revoked his approval of the Consents. Pursuant to its counterclaim filed with the Court, the Company denies that the Consents are valid as they were not executed by stockholders representing the requisite number of shares held of record to effectuate the actions in the Consents, they fail to satisfy the requirements of the Company’s Certificate of Incorporation, Bylaws and the Delaware General Corporation Law and the plaintiff’s claims are barred by the doctrine of unclean hands. On April 18, 2019, the Court issued a Status Quo Order providing that the Board of Directors will consist of the current incumbent directors, Si Ryong Yu, Ronald Buschur, William Anderson, Gary Douglas and Salvador Diaz-Version, Jr., pending further decision by the Court, that Cipora Lavut, Robert Lempert, and David Mann are not members of the Board, pending further order of the court, and that the current Board may not take certain actions outside the ordinary course of business without notice to the plaintiffs. On May 15, 2019, the plaintiffs filed another action in Court requesting the Company to hold an annual stockholder meeting. On May 20, 2019, the Company filed a letter with the Court requesting the Court to lift the Status Quo Order in light of actions taken by plaintiffs. The Company advised the Court that it was willing to hold an annual meeting as soon as reasonably practicable, but it was prevented from doing so by the Status Quo Order issued at plaintiffs’ request. On May 24, 2019, the Court revised the Status Quo Order, deleting a provision that prevented the Company from taking action that required a Board vote without prior notice and another provision that prevented the Board from taking action that could result in any changes to the members or size of the Board without prior notice. The Court also reduced the time of notice for certain actions related to the Company’s debt. The remaining provisions of the Status Quo Order remain in place. On June 4, 2019, the Company announced that it will hold an annual stockholder meeting on August 26, 2019. A hearing on the validity of the Consents is scheduled for June 28, 2019.

NOTE 9 – STOCKHOLDERS’ DEFICIT

Common Stock

At February 28, 2019 and February 28, 2018, we had 150,000,000 shares of $0.0001 par value common stock authorized for issuance. During the year ended February 28, 2019 the Company issued:

●	2,814,063 shares of common stock for $900,500,

●	5,108,291 shares of common stock in settlement valued at $1,992,250,

●	2,256,444 shares of common stock for prior year stock to be issued valued at $2,280,964,

●	1,312,500 shares of common stock for debt settlement of $420,000, and

●	218,750 shares of common stock in settlement of $108,430 of accounts payable.

During the year ended February 28, 2018 the Company issued:

●	1,428,572 shares of common stock for $2,000,000,

●	19,963,767 shares of common stock in settlement valued at $18,469,574,

●	928,572 shares of common stock for services valued at $885,000 at the market value on the issuance dates

●	2,653,061 shares of common stock for a subscription receivable of $1,300,000, and

●	178,571 shares of common stock in settlement of $175,000 of accounts payable.

Subscription receivable at February 28, 2018, consisted of a $1.3 million receivable for 2,653,061 shares of the Company’s common stock from a greater than 20% shareholder, Elimelech Lowy. Per the terms of the settlement agreement with Mr. Lowy, as soon as the Company shareholders approved the -1-for-7 reverse stock split and elected a new Board of Directors, Mr. Lowy was to provide the Company with the additional $1.3 million. The shareholders approved the reverse split and elected a new Board of Directors on January 11, 2018. While the terms of the agreement called for Mr, Lowy to provide the Company with the $1.3 million by February 28, 2018, the first payment was not received until April 27, 2018, and the balance was not paid until December 2018. During fiscal 2019 the company received $1,225,000 in cash from Mr. Lowy with the balance of $75,000 being applied through the assumption of the B&H note by Yakov Lowy, a relative of Elimelech Lowy. While Mr. Lowy was in default of the agreement, no action was taken by the Company. The Company issued to Mr. Lowy 2,653,061 shares of common stock on February 28, 2019.

In February 2018, the Company failed to issue approximately 2.3 million shares of stock contractually owed to BetterSea, LLC (“BetterSea”), which is wholly owned by Mr. Zvi “Harry” Kurtzman. Mr. Kurtzman then proceeded to sue the Company for failing to issue the required stock to BetterSea LLC. The required stock was then issued in the name of Zvi Kurtzman on August 15, 2018, along with an additional 5,108,291 shares (approximately 12% of the then outstanding shares of the Company) for not having issued the shares quickly enough and for the fact that the price of the stock had decreased.

Employee Stock Options

The 2006 Employee Stock Option Plan

In September 2006, our Board of Directors adopted the 2006 Employee Stock Option Plan, subject to shareholder approval, which was obtained at a special shareholders meeting in 2009. Under the 2006 Plan, the Company may grant options for up to the greater of Three Million (3,000,000) or 10% of the number of shares of the Common Stock of Aura from time to time outstanding. The shares of Common Stock available under the 2006 Plan was increased to the greater of Ten Million shares (10,000,000) or 15% of the number of shares of Common Stock of Aura from time to time outstanding at the October 2011 shareholders meeting. The exercise price of each option shall be at least equal to the fair market value of such shares on the date of grant. The term of the options may not be greater than ten years, and they typically vest over a three-year period. The plan expired in 2016 and no options have been issued since that time.

The 2011 Director and Executive Officers Stock Option Plan

In October 2011 shareholders approved the 2011 Director and Executive Officers Stock Option Plan at the Company’s annual meeting. Under the 2011 Plan, the Company may grant options for up to 15% of the number of shares of Common Stock of the Company from time to time outstanding. Pursuant to this plan, the Board or a committee of the Board may grant an option to any person who is elected or appointed a director or executive officer of the Company. The exercise price of each option shall be at least equal to the fair market value of such shares on the date of grant. The term of the options may not be greater than five years. The plan will expire in 2021.

Activity in the plans is as follows:

	2006 Plan
	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Number of Options
Outstanding, February 28, 2018	$1.40	$0.00	1,032,000
Cancelled	$1.40	-	(94,751)
Granted	-	-	-
Outstanding, February 28, 2019	$1.40	$0.00	937,429

The exercise prices for the options outstanding at February 28, 2019, and information relating to these options is as follows:

Options Outstanding				Exercisable Options
Range of Exercise Price	Number	Weighted Average Remaining Life	Weighted Average Exercise Price	Weighted Average Remaining Life	Number	Weighted Average Exercise Price
$1.40	937,429	1.00 year	$1.40	1.00 year	937,429	$1.40

Warrants

Activity in issued and outstanding warrants is as follows:

	Number of Shares	Exercise Prices
Outstanding, February 28, 2018	8,743,505	$0.70-$1.40
Granted	767,857	$1.40
Exercised	-	-
Cancelled
Outstanding, February 28, 2019	9,511,362	$0.70-$1.40

The exercise prices for the warrants outstanding at February 28, 2019, and information relating to these warrants is as follows:

Range of Exercise Prices	Stock Warrants Outstanding	Stock Warrants Exercisable	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price of Warrants Outstanding	Weighted- Average Exercise Price of Warrants Exercisable	Intrinsic Value
$1.40	767,857	767,857	49 months	$1.40	$1.40	$0.00
$1.40	5,154,646	5,154,646	48 months	$1.40	$1.40	$0.00
$0.70-$1.40	2,783,002	2,783,002	25 months	$1.20	$1.20	$0.00
$1.40	154,666	154,666	24 months	$1.40	$1.40	$0.00
$1.40	651,191	651,191	11 months	$1.40	$1.40	$0.00

	9,511,362	9,511,362

NOTE 10 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  During the years ended February 28, 2019 and February 28, 2018, the Company incurred losses of $4,456,401 and had income of $1,700,649, respectively, and had negative cash flows from operating activities of $2,465,299 and $2,809,484, respectively.

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

During the next twelve months we intend to continue to attempt to restart the Company’s operations and focus on the sale of our AuraGen® products both domestically and internationally and to hire a new management team. In addition, we plan to locate to a new facility for operations, as well as, rebuild the engineering and sales teams as well as utilizing third party contractors to support the operation. We anticipate being able to obtain new sources of funding to support these actions in the upcoming fiscal year.

NOTE 11 – INCOME TAXES

The Company did not record any income tax expense due to the net loss during the year ended February 28, 2019 and the income recorded during the year ended February 28, 2018 that was offset by net operating loss carryforwards. The actual tax benefit differs from the expected tax benefit computed by applying the combined United States corporate tax rate and the State of California tax rate of 6% to loss before income taxes as follows for the years ended February 28, 2019 and February 28, 2018:

	2019		2018
Current:	$		$
Federal		-		-
State		800		800

Total		800		800

Deferred
Federal		-		-
State		-		-

Total		-		-
Total Income Tax Provision
		$800		$800

The provision for income tax is included with other expense in the accompanying consolidated financial statements.

	2019	2018

Expected tax benefit	21.0%	21.0%
State income taxes, net of federal benefit	6.0	6.0
Changes in valuation allowance	(27.0)	(27.0)
Total	-%	-%

The following table summarizes the significant components of our deferred tax asset at February 28, 2019 and February 28, 2018:

	2019	2018
Deferred tax asset
Primarily relating to net operating loss carry-forwards, but also reserves for inventory and accounts receivable, stock-based compensation and other	53,000,000	66,000,000
Valuation allowance	(53,000,000)	(66,000,000)
Net deferred tax asset	$-	$-

We recorded an allowance of 100% for deferred tax assets due to the uncertainty of its realization.

At February 28, 2019, we had operating loss carry-forwards of approximately $253,000,000 for federal purposes, which expire through 2039, and $43,000,000 for state purposes, which expire through 2039.

We follow FASB ASC 740 related to uncertain tax positions. Under FASB ASC 740, the impact of an uncertain tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. At February 28, 2019 and February 28, 2018, we have no unrecognized tax benefits.

Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of February 28, 2019, and February 28, 2018, we have no accrued interest and penalties related to uncertain tax positions.

We are subject to taxation in the U.S. and California. Our tax years for 2013 and forward are subject to examination by our tax authorities. We are not currently under examination by any tax authority.

The Company has failed to file its’ California tax returns for the years ended February 28, 2015 thru February 28, 2018 due to its’ inability to pay the minimum franchise tax payment.

NOTE 12 – EMPLOYEE BENEFIT PLANS

The Company has previously sponsored two employee benefit plans: The Employee Stock Ownership Plan (the “ESOP”) and a 401(k) plan.

The ESOP was qualified discretionary employee stock ownership plan that covers substantially all employees. We have not made any contributions to the ESOP since fiscal year 2011 and there are no assets in the plan and the Company does not currently intent to restart the plan.

We sponsored a voluntary, defined contribution 401(k) plan. The plan provided for salary reduction contributions by employees and matching contributions by us of 100% of the first 4% of the employees’ pre-tax contributions. The last matching contributions made to the plan were $31,766 in fiscal year 2015 and no contributions have been made since. The Company does not manage or hold any of the plan assets. The Company does not currently intend to fund this plan.

The Company has failed to file the forms 5500 related to the 401(k) plan due to its’ inability to pay the associated fees.