Form 10-K/A
period 2019-02-28
AURA SYSTEMS INC
filed 2019-06-13
CIK 826253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 1
to

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

DOCUMENTS INCORPORATED BY REFERENCE: None

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K is filed to provide the XBRL Interactive Data exhibits which were omitted due to a technical problem in the submission of the original Form 10-K for Aura Systems Inc.

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

/s/ KSP Group, Inc.

Certified Public Accountants

Los Angeles, California

June 12, 2019

AURA SYSTEMS, INC.

BALANCE SHEETS

	As of February 28,	As of February 28,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$358,209	$748,008

Other current assets	59,849	42,165
Total current assets	418,058	790,173
Investment in joint venture	250,000	250,000

Total assets	$668,058	$1,040,173

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,704,270	$5,377,259
Accrued expenses	3,383,369	3,211,635
Customer advances	1,136,542	503,632
Shares to be issued	-	2,280,964
Notes payable	777,537	777,537
Convertible note payable and accrued interest-related party, net of discount	3,644,354	3,342,685
Convertible notes payable, net of discount	125,000	625,000
Notes payable and accrued interest- related party	6,156,375	5,353,980

Total current liabilities	17,927,447	21,472,693
Note payable-related party	3,000,000	3,000,000
Convertible notes payable	1,421,647	1,232,977
Total liabilities	22,349,094	25,705,669

Commitments and contingencies

Stockholders’ deficit:
Common stock, $0.0001 par value; 150,000,000 shares authorized at February 28, 2019 and 2018; 52,082,083 and 41,437,035 issued and outstanding at February 28, 2019 and 2018, respectively	5,210	4,144
Additional paid-in capital	444,386,887	438,247,091
Subscription receivable	-	(1,300,000)
Accumulated deficit	(466,073,131)	(461,616,731)
Total stockholders’ deficit	(21,681,036)	(24,665,496)
Total liabilities and stockholders’ deficit	$668,058	$1,040,173

The accompanying notes are an integral part of these financial statements.

AURA SYSTEMS, INC.

STATEMENTS OF OPERATIONS

	For the Year ended February 28, 2019	For the Year ended February 28, 2018

Net Revenues	$39,274	$-

Cost of goods sold	170,263	-

Gross profit	(130,989)

Operating expenses:
Engineering, research and development	494,636	102,679
Selling, general, and administrative	5,470,228	5,803,327
Total operating expenses	5,964,864	5,906,006

Loss from operations	(6,095,853)	(5,906,006)

Other income (expense):
Interest expense, net	(1,078,873)	(5,482,393)
Gain on debt settlement	3,270,942	13,089,048
Other (expense) net	(552,618)	-

Total other income (expense)	1,639,451	7,606,656

Net Income (Loss)	$(4,456,401)	$1,700,649

Basic Income (loss) per share	$(0.10)	$0.09

Basic Weighted-average shares outstanding	45,648,202	18,783,272

Diluted Income (loss) per share	$(0.10)	$0.08

Dilutive Weighted-average shares outstanding	45,648,202	21,534,535

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

The accompanying notes are an integral part of these financial statements

AURA SYSTEMS, INC.

STATEMENTS OF CASH FLOWS

For the Years Ended February 28,

	2019		2018

Cash flows from operating activities:
Net Income (loss)		$(4,456,401)	$1,700,649
Adjustments to reconcile net loss to net cash used in operating activities:
FMV of warrants issued for services		438,826	177,737
Amortization of debt discount		-	4,161,290
Gain on settlement of debt		(3,270,942)	(13,089,048)
Stock issued for legal settlement		1,992,250	-
Stock issued for services		-	885,000
(Increase) decrease in:
Other current assets		(17,684)	(35,771)
Increase (decrease) in:
Accounts payable and accrued expenses		2,215,714	3,528,779
Customer advances		632,910	(138,119)

Net cash used in operating activities		(2,465,299)	(2,809,483)

Cash flows from investing activities:
Investment in joint venture		-	(250,000)

Cash flows from financing activities:
Issuance of common stock		900,500	2,000,000
Payment on note payable		(50,000)	(197,970)
Proceeds from subscription receivable		1,225,000	-
Proceeds from convertible notes payable		-	1,749,594

Net cash provided by financing activities		2,075,500	3,551,624

Net increase in cash and cash equivalents		(389,779)	492,139
Cash and cash equivalents, beginning of year		748,008	255,869

Cash and cash equivalents, end of year		$358,209	$748,008

Supplemental disclosures of cash flow information:
Interest paid		$37,500	$-

Income taxes paid		$-	$-

Supplemental schedule of non-cash financing and investing activities:
Account payable converted into shares of common stock		$108,430	$175,000
Notes payable converted into shares of common stock		$420,000	$7,818,834
Conversion of convertible notes into shares of common stock	$		$9,985,536

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