Form 10-K/A
period 2019-02-28
AURA SYSTEMS INC
filed 2019-10-25
CIK 826253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A

(Amendment No. 2)

(Mark One)

☑   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended.................................................February 28, 2019

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes☐ No ☒

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

Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of the “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Yes ☐ No ☒

On October 9, 2019 the aggregate market value of the voting stock held by non-affiliates of the Registrant was $13,412,759. The aggregate market value has been computed by reference to the last sale price of the stock as quoted on the Pink Sheets quotation system on October 9, 2019. For purposes of this calculation, voting stock held by officers, directors, and affiliates has been excluded.

On October 9, 2019, the Registrant had 54,181,786 shares of common stock outstanding.

Documents incorporated by reference: None.

i

EXPLANATORY NOTE

On March 26, 2019, various stockholders of the Company controlling a combined total of more than 27.5 million shares delivered a signed written consent to the Company removing Ronald Buschur as a member of the Company’s Board and electing Cipora Lavut as a director of the Company in his stead.  On March 27, 2019, those same stockholders delivered a further signed written consent to the Company removing William Anderson and Si Ryong Yu as members of the Company’s Board and electing Robert Lempert and David Mann as directors of the Company. These written consents represented a majority of the outstanding shares of the Company’s common stock as of March 26, 2019 and March 27, 2019, respectively. Aura refused to recognize the legal effectiveness of the consents and on April 8, 2019 stockholders filed suit in the Court of Chancery of the State of Delaware pursuant to Section 225 of the Delaware General Corporations Law seeking an order confirming the validity of the consents. On July 8, 2019 the Court of Chancery entered final judgment in favor of the stockholder plaintiffs, confirming that (a) Ronald Buschur, Si Ryong Yu and William Anderson had been validly removed by the holders of a majority of the Company’s outstanding stock acting by written consent (b) Ms. Lavut, Mr. Mann and Mr. Lempert had been validly elected by the holders of a majority of the Company’s outstanding stock acting by written consent, and (c) the Company’s Board of Directors validly consists of Cipora Lavut, David Mann, Robert Lempert, Gary Douglas and Salvador Diaz-Versón, Jr. See Item 3, Legal Proceedings for more information.

The Company’s initial filing of its Annual Report on Form 10-K for the fiscal year ended February 28, 2019 occurred on June 13, 2019. The Company filed Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended February 28, 2019, also on June 13, 2019, to include XBRL Interactive Data exhibits which were omitted due to a technical problem in the submission of the original Form 10-K. The Company’s initial filing of its Annual Report on Form 10-K for the fiscal year ended February 28, 2019 as well as Amendment 1 to that report were both filed prior to the Court order confirming the removal of Mssrs. Buschur, Yu and Anderson as directors of the Company and prior to the termination of Melvin Gagerman as the Company’s Chief Executive Officer and Chief Financial Officer. Subsequent to the filing of the initial Annual Report on Form 10-K to the fiscal year ended February 28, 2019 and Amendment No. 1 thereto, the Company’s new management, in consultation with the Audit Committee of our Board of Directors, concluded that there was a material weakness in internal control that existed as of February 28, 2019 and continued through June 2019, which resulted in the misstatements explained below. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements would not be prevented or detected on a timely basis.

Specifically, current management identified that certain former individuals associated with the Company sought to misapply certain stock issuances and otherwise mischaracterize certain 2019 financial results, all with the intent to manipulate the shareholder proxy contest commenced in March 2019 which sought to remove Mssrs. Buschur, Anderson and Yu from the Company’s Board of Directors. These activities resulted in certain mischaracterizations in the descriptions of various events, the omission of certain disclosures relating to certain named executive officers, the overstatement of certain losses sustained by the Company and certain inaccuracies in the reported number of the Company’s outstanding shares (the “Misstatements”). The Company has concluded that the financial impact of the Misstatements are not material to any of its previously issued financial statements and that the correction of such Misstatements are not material to either the three, six or nine-month periods ended May 31, August 31 or November 30, 2019, respectively.

The Company is filing this Amendment No. 2 to Annual Report on Form 10-K/A (this “Amendment”) for the purpose of restating our audited consolidated financial statements and related disclosures for the fiscal year ended February 28, 2019. As required by Rule 12b-15 under the Securities Exchange Act of 1934, the Company’s principal executive officer and principal financial officer are providing new currently dated certifications. In addition, the Company is filing a new consent from KSP Inc. Accordingly, this Amendment amends Item 15. “Exhibits, Financial Statement Schedules” in the Original 10-K to reflect the filing of the new certifications and consent.

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

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include the following:

●	Our ability to generate positive cash flow from operations;

●	Our ability to obtain additional financing to fund our operations;

●	The impact of economic, political and market conditions on us and our customers;

●	The impact of unfavorable results of legal proceedings;

●	Our exposure to potential liability arising from possible errors and omissions, breach of fiduciary duty, breach of duty of care, waste of corporate assets and/or similar claims that may be asserted against us;

●	Our ability to compete effectively against competitors offering different technologies;

●	Our business development and operating development;

●	Our expectations of growth in demand for our products; and

●	Other risks described under the heading “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K/A

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

Our patented AuraGen® system –– when applied as a generator –– uses an existing engine (of a vehicle or any other prime mover) to create mechanical energy which is then converted into electric power by our system. Our control system is used to deliver such power to the user. When used as an electric motor, our system delivers mechanical power to drive mechanical devices. During the first half of fiscal 2016, the Company significantly reduced operations due to lack of financial resources. During the second half of fiscal 2016, the Company’s operations were further disrupted when the Company was forced to move from its facilities in Redondo Beach, California to a smaller facility in Stanton, California. During fiscal 2017, the Company curtailed much of its engineering, manufacturing, sales, and marketing activities to focus on renegotiating numerous financial obligations. During fiscal 2018, the Company successfully restructured in excess of $30 million of debt and held its first stockholder meeting since 2011. During fiscal 2019, the Company continued to focus on seeking new sources of financing and utilized a contract manufacturer to produce some initial products. Since July 2019, the Company has focused its efforts on the sales and manufacturing of its products as well as rebuilding relationships with its vendors and suppliers. Though these efforts, since July 1, 2019, the Company has shipping more than fifty units and has built a backlog of approximately $450,000.

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

The AuraGen® system is composed of three primary subsystems (i) the patented axial flux alternator, (ii) the electronic control unit (“ECU”) and (iii) mounting kit that is a mechanical interface between the alternator and the prime mover. The architecture of our ECU is designed to separate the power generation from the power user, thus creating a flexible system that can support multi voltages simultaneously. The system architecture is based on having a direct current (“DC”) power bus that is used to excite the alternator and also to collect energy from the alternator. The user loads are supported from the power bus and not directly from the alternator. This immediately leads to a load following design where the demand on the alternator at any moment in time is equal to the demanded user load (up to the maximum alternator power capabilities). In addition, the output power is constructed from the power bus with either a PWM based inverter for alternating current (“AC”) output, and/or, a unique patented bi-direction power supply (“BDPS”) that acts as a DC to DC converter to provide different DC voltages as an output. The BDPS provides the capability of adding power to the bus from a DC source such as batteries whenever sudden spikes or demands occur. The BDPS also provides the seamless transition to maintain the power bus when the prime mover is turned off (batteries are used to support the power bus).

After a lengthy development period, the Company began commercializing the AuraGen® in late 1999 and early 2000. Our first commercial product was a 5,000-watt 120/240V AC machine, in 2001; we subsequently added an 8,000-watt configuration and also introduced the BDPS that allowed us to provide simultaneously an AC/DC solution. In fiscal 2008, the Company introduced a system that generates up to 16,000-watts of continuous power by combining two 8,000 watts’ systems (dual system). Today, the Company’s primary product line consists of 5,000-watt, 10,000-watt and 20,000-watt systems, each of which is offered in AC, AC/DC and BDPS configurations.

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

Business Arrangements

During fiscal 2018 and fiscal 2019, the Company’s engineering, manufacturing, sales, and marketing activities were reduced while we focused on renegotiating numerous financial obligations. During this time, the Company’s agreements with numerous customers, third party vendors, and organizations and entities material to the operation of the Company business were canceled, delayed or terminated. During fiscal 2018, the Company successfully restructured in excess of $30 million of debt. During fiscal 2019, the Company continued to address its financial needs and began utilizing an outside contractor to manufacture the AuraGen® product. Utilizing contractors, the Company shipped 13 units to customers during fiscal 2019. In July 2019, the Company began significantly increasing its engineering, manufacturing and marketing activities. From July 1, 2019 through the date of this filing, we have shipped more than 50 units to customers and have developed a backlog of orders for more than 70 units. For additional information regarding current orders held by the Company, see Item 1 “Backlog” and Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K/A.

In March 2017, the Company signed a joint venture agreement with a Chinese company to build, service and distribute AuraGen® products in China. Under the Jiangsu Shengfeng joint venture agreement, the Chinese partner owns 51% of the joint venture and the Company owns 49%. The Chinese partner contributed a total of approximately $9.75 million to the venture principally in the form of facilities, equipment, and approximately $500,000 of working capital while the Company contributed $250,000 in cash as well as a limited license. The limited license sold to the joint venture, however, does not permit the venture to manufacture the AuraGen® rotor; rather, the joint venture is required to purchase all rotor subassemblies as well as certain software elements directly from the Company.

On March 26, 2019, various stockholders of the Company, controlling a combined total of more than 27.5 million shares, delivered a signed written consent to the Company removing Ronald Buschur as a member of the Company’s Board and electing Cipora Lavut as a director of the Company.  On March 27, 2019, those same stockholders delivered a further signed written consent to the Company removing William Anderson and Si Ryong Yu as members of the Company’s Board and electing Robert Lempert and David Mann as directors of the Company. These written consents represented a majority of the outstanding shares of the Company’s common stock as of March 26, 2019 and March 27, 2019, respectively. Because of Aura’s refusal to recognize the legal effectiveness of the consents, on April 8, 2019 the stockholders filed suit in the Court of Chancery of the State of Delaware pursuant to Section 225 of the Delaware General Corporations Law, seeking an order confirming the validity of the consents and declaring that Aura’s Board consists of Ms. Lavut, Mr. Mann, Mr. Lempert, Mr. Douglas and Mr. Diaz-Versón, Jr. On July 8, 2019 the Court of Chancery entered final judgment in favor of the stockholder plaintiffs, confirming that (a) Ronald Buschur, Si Ryong Yu and William Anderson had been validly removed by the holders of a majority of the Company’s outstanding stock acting by written consent (b) Ms. Lavut, Mr. Mann and Mr. Lempert had been validly elected by the holders of a majority of the Company’s outstanding stock acting by written consent, and (c) the Company’s Board of Directors validly consists of Cipora Lavut, David Mann, Robert Lempert, Gary Douglas and Salvador Diaz-Versón, Jr. See Item 3, Legal Proceedings for more information.

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

The Company has power solutions for three continuous power levels: (a) 5,000 watts; (b) 10,000 watts; (c) 20,000 watts via a single system.  All the AC power is pure sine wave with total harmonic distortion of less than 2.1% and is available in 120 VAC and/or 230/240 VAC as well as 50/60 Hz and either single or three phases. In addition, the power generated on all models can be partitioned to provide simultaneous AC and 14 or 28 VDC.  The AuraGen® power levels can be generated as the prime mover speed varies from idle to maximum rated speed. The VIPER (the military version of the AuraGen® system) includes as an option a complete power management system which (i) monitors in real time the batteries’ voltage and temperature, (ii) provides a partition of the power between AC and DC simultaneously with the ability to be programmed from all AC to all DC, (iii) monitors the RPM of the generator, (iv) monitors the temperatures of the generator and the ECU, (v) monitors the raw power generated, (vi) monitors both the AC and DC loads as to voltage and current, (vii) provides programming of load prioritization and load shedding, and (viii) monitors the voltage of the internal 400-800 VDC bus.

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

Similar to the military demands, the commercial and industrial markets also require on board power to support modern computers, digital sensors and instruments as well as electrical driven tools. Current automotive alternators cannot supply the existing demanded power and thus the common solution is the use of APUs. These APUs can be environmentally unfriendly, substantial users of fuel, heavy, bulky and require constant maintenance and scheduled service. Vehicles used in the telecommunications, utilities, public works, construction, catering, oil and gas industries, emergency/rescue, and recreational vehicles rely heavily on mobile power for their daily work. Hybrid and electric vehicles by their nature require significant amounts of on-board power to charge batteries as well as to operate electric motors.

The traditional available solutions for mobile and remote power users are:

●	Gensets (AKA APUs), Gensets are standalone power generation units that are not incorporated into a vehicle and require external fuel, either gasoline or diesel, in order to generate electricity. Gensets (i) are generally noisy and cumbersome to transport because of their weight and size, (ii) typically run at constant speed to generate 50 or 60 Hz of AC power, (iii) must be operated at a significant part of the rated power to avoid wet staking, (iv) are significantly derated in the presence of harmonics in the loads and (v) require significant scheduled maintenance and service. Genset technology has been utilized since the 1950s.

●	High-Output Alternators, High-output alternators are traditionally found in trucks and commercial vehicles and the vehicle’s engine is used as the prime mover. All high-output alternators provide their rated power at very high RPM and significantly less power at lower RPM. In addition, high-output alternators are generally only 30% efficient at the low RPM range and increase to 50% efficiency at the high end of the RPM range. The power generated by high-output alternators is 12 or 24 Volt DC and an inverter is required if AC power is needed. In addition, due to the low power output at low RPMs, in order to get significant power, a throttle controller is used to speed-up the engine.

●	Inverters, Inverters are devices that invert DC to AC. Inverters as mobile power generators are traditionally used in low power requirements, typically less than 2,500 watts, and do not have the ability to recharge the batteries that are traditionally used as the source of power. Thus, typical inverter users require other means to recharge the used batteries such as “shore-power” or gensets. More recently dynamic inverters became available. Dynamic inverters use power from the alternator to augment power from the batteries and are able to achieve power levels in excess of 6,000 watts. Dynamic inverters introduce significant stresses on both the batteries and alternators, which causes significant life shortening for both. When the inverter is turned on, the alternator is switched off from the vehicle battery and tied into a transformer that uses electronic controls to change the DC alternator inputs to AC inverter output. A separate transformer winding provides battery charging so that fully regulated 120 Volt AC and 12 Volt DC power is available as long as the engine is running at high enough RPM to provide power for the load and the battery charging. All dynamic inverters require a high-output alternator to be able to output significant AC power. As is often the case, the limiting factor is the high-output alternator. In order to get stable output, a very accurate throttle controller is also needed to maintain steady speed on the engine.

●	Permanent-Magnet Alternators. Recently a number of companies have introduced alternators using exotic permanent magnets. These alternators tend to have higher power generation capabilities than regular alternators at lower engine RPM. In order to be practical in an under-the–hood environment (200[o]F) active cooling must be added, since the magnets are demagnetized at approximately 176[o]F. There are other issues that require an active control system that will add and subtract magnetic field strength as the engine RPM increases. Over 95% of the magnets used for electric machines comes from China and, beginning in 2011, the price of these magnets has sky-rocketed. In addition, China started limiting export of the magnets in order to have sufficient supplies for local consumption.

●	Fuel Cells. Fuel cells are solid-state devices that produce electricity by combining a fuel containing hydrogen with oxygen. They have a wide range of applications and can be used in place of the internal combustion engine and traditional lead-acid and lithium-ion batteries. The most widely deployed fuel cells cost about $2,000 per kilowatt.

●	Batteries. Batteries convert stored chemical energy to electrical power.

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

●	Smaller Size and Weight. The AuraGen’s® patented breakthrough design is more than 50% smaller and lighter as compared to traditional solutions of comparative output. This ultra-compact design allows the AuraGen® to reside “under-the-hood” of most vehicles and to be powered by a vehicle’s primary engine or power takeoff “PTO”. In comparison, traditional solutions are too large and bulky to be integrated directly into most vehicles and, therefore, require their own independent power source.

●	Higher Efficiency. The AuraGen® power solution is also more efficient than traditional solutions. due to the significant increase in efficiency of the AuraGen® design over conventional designs Traditional alternators, for example, are at best 50% efficient and require approximately 1 gallon of fuel per each 7.6 kW-Hr. The AuraGen® system in comparison is approximately 80% efficient and requires approximately only 1 gallon of fuel per each 12.16 kW-Hr. Thus, given a need for 10 kW of power, for example, the traditional solution will require approximately 1.3 gallons per hour of fuel while the AuraGen® solution will require only 0.83 gallons per hour for the same output.

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

Facilities, Manufacturing Process and Suppliers

During fiscal 2019, our facilities consisted of approximately 20,000 square feet in Stanton, California and an additional storage facility in Santa Clarita, California. The Stanton facility is used for some assembly and testing of AuraGen®/VIPER systems and is rented on a month-to-month basis. The rent for the Stanton facility is $10,000 per month and the storage facility is an additional $5,000 per month. Our current Stanton facility is not sufficient to support the expected operations and the Company is planning to look for a new facility to be used for limited production, testing, warehousing and engineering as well as needed office space for support staff. The Company also rents temporary storage space on a month-to-month basis. Commencing in February 2019, the Company began renting approximately 300 square feet of office space in Irvine, California at a cost of $2,350 per month on a month-to-month basis. In July 2019, the Company’s newly installed management ceased renting this office space.

Our Jiangsu Shengfeng joint venture, of which the Company owns 49% and as further described in “Business—Introduction”, owns facilities of approximately 400,000 square feet, consisting of approximately 200,000 square feet of manufacturing space and 200,000 square feet of general office and engineering space. The Jiangsu Shengfeng facilities are fully paid for and there is no monthly or annual rent associated with these facilities. The Company is currently in default on its obligations to the joint venture by failing to deliver on a Purchase order received in 2019 from the Joint Venture for approximately 100 systems, valued at approximately $1.25 million. Since assuming control in June 2019, new management has been engaged in discussions with our joint venture partner in order to cure the default.

As the Company begun to increase operations, we will need to renew relationships and contracts with our suppliers or locate suitable new suppliers for subassemblies and other components.

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

We reduced research and development activities in fiscal 2017 and fiscal 2018 due to a severe cash shortfall; however, in fiscal 2019 we started redesign work on our Electronic Control Unit (“ECU”) to include state-of-the-art power electronics and processors. In September 2019 we successfully tested and implemented this newly designed ECU which will begin to be delivered to customers during fiscal 2020.

We set an initial budget of approximately $750,000 for research and development in fiscal 2020, dependent upon our ability to raise additional sources of funding. We believe that ongoing research and development is important to the success of our product in order to utilize the most recent technology, develop additional products and additional uses for existing products.

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

We hold the following patents: Nos. 5,734,217; 6,157,175; 6,700,214; 6,700,802; 8,955,624; with expiration dates in 2018, 2020, 2024, 2024 and 2033 respectively.

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

Employees

As of the date of this filing, the Company has three full-time equivalent employees. Additionally, the Company engages independent contractors to support various areas of the business. The independent contractors are used on an as-needed basis.

Significant Customers

As of June 13, 2019, the Company had no significant customers other than an initial commitment of approximately $1.25 million to deliver AuraGen® systems and components to our Chinese joint venture. As of the date of the filing of this Annual Report on Form 10-K/A, however, CBOL Corporation of Chatsworth, California has become a significant customer.

Backlog

As of June 13, 2019, there were no significant customers other than an initial order of AuraGen® systems and components representing approximately $1.25 million from our Chinese joint venture. As of the date of the filing of this Annual Report on Form 10-K/A, however, the Company has a backlog of approximately $450,000 not related to the joint venture. Management believes that as the Company solidifies additional financial resources, significant additional backlog will develop. No assurances, however, can be given as to how long it will take the Company, if at all, to develop a further backlog.

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

On our website, www.aurasystems.com, we provide free of charge our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments thereto, as soon as reasonably practicable after they have been electronically filed or furnished to the SEC. Information contained on our website is not part of this Annual Report on Form 10-K/A or our other filings with the SEC.

ITEM 1A. Risk Factors

We have been a party to litigation, a consent solicitation and a proxy contest with shareholders controlling a majority of the Company’s stock, which is costly and time-consuming and has had a material adverse effect on our business, results of operations and financial condition and could adversely affect our stock price.

On March 26, 2019, various stockholders of the Company controlling a combined total of more than 27.5 million shares delivered a signed written consent to the Company removing Ronald Buschur as a member of the Company’s Board and electing Cipora Lavut as a director of the Company.  On March 27, 2019, those same stockholders delivered a further signed written consent to the Company removing William Anderson and Si Ryong Yu as members of the Company’s Board and electing Robert Lempert and David Mann as directors of the Company. These written consents represented a majority of the outstanding shares of the Company’s common stock as of March 26, 2019 and March 27, 2019, respectively. Because of Aura’s refusal to recognize the legal effectiveness of the consents, on April 8, 2019 the stockholders filed suit in the Court of Chancery of the State of Delaware pursuant to Section 225 of the Delaware General Corporations Law, seeking an order confirming the validity of the consents and declaring that Aura’s Board consists of Ms. Lavut, Mr. Mann, Mr. Lempert, Mr. Douglas and Mr. Diaz-Versón, Jr. On July 8, 2019 the Court of Chancery entered final judgment in favor of the stockholder plaintiffs, confirming that (a) Ronald Buschur, Si Ryong Yu and William Anderson had been validly removed by the holders of a majority of the Company’s outstanding stock acting by written consent (b) Ms. Lavut, Mr. Mann and Mr. Lempert had been validly elected by the holders of a majority of the Company’s outstanding stock acting by written consent, and (c) the Company’s Board of Directors validly consists of Cipora Lavut, David Mann, Robert Lempert, Gary Douglas and Salvador Diaz-Versón, Jr. Aura’s refusal to recognize the legal effectiveness of the consents and the decision to utilize corporate resources to contest the shareholder action has consumed the Company’s financial resources, temporarily stagnated operations, and resulted in substantial costs, all of which had a material adverse effect on our business, operating results and financial condition.

We have a history of losses, and we may not be profitable in any future period.

In each fiscal year since our reorganization in 2006, we have reported losses.  Since the Company’s Chapter 11 Plan reorganization in 2006, we have spent considerable amounts on, among other things, building market awareness and infrastructure for sales and distribution, enhancing our engineering capabilities, perfecting an all-electric refrigeration transport system for midsize trucks, developing a 20 kW product, and developing a nine-inch system capable of delivering approximately 4 kW of power.  We continue to need substantial funds for the development of new products, enhancement of existing products and in order to expand sales.  However, sales of our products have not increased as we expected them to and may never increase to the level that we need to expand our operations, or even to sustain them.  We can provide no assurance as to when, or if, we will recommence operations or be profitable in the future.  Even if we recommence operations and achieve profitability, we may not be able to sustain it.

We will need additional capital in the future to meet our obligations and financing may not be available.   During fiscal 2019, the Company attempted to increase its engineering and manufacturing activities, but it still struggled with meeting its financial requirements. If we cannot obtain additional capital, we will not be able to recommence our operations.

As a result of our operating losses, we have largely financed our operations through sales of our debt and equity securities. During fiscal 2017 and fiscal 2018, the Company significantly reduced its engineering, manufacturing, sales, and marketing activities to focus on renegotiating numerous financial obligations. During fiscal 2019, the Company’s engineering and manufacturing activities were still significantly limited due to our inability to raise significant financing. In July 2019 we began significantly increasing our sales, engineering, manufacturing, and marketing activities as well as to improve operations, but we continue to operate at negative cash flow.  Our ability to continue as a going concern is directly dependent upon our ability to obtain additional operating capital and generating sufficient operating cash flow.   If we are unable to obtain additional funding as and when we need it, we will not be able to recommence operations or undertake our planned expansion.

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

We are currently party to litigation with a former director relating to approximately $9 million and approximately 3.15 million warrants which the director claims are owed to him and his affiliates. An adverse ruling on these claims in this litigation would materially and adversely affect our business results or operating and financial condition, dilute our shareholders’ equity interests in the Company and could adversely affect our stock price.

The Company is presently engaged in a dispute with a former director, Robert Kopple, relating to approximately $9 million and approximately 3.15 million warrants which Mr. Kopple claims to be owed to him and his affiliates by the Company. In July 2017, Mr. Kopple filed suit against the Company as well as against the then other present and former members of the Board of Directors in connection with these allegations. The Company believes that it has valid defenses in these matters and believes that no warrants are due to Mr. Kopple or his affiliates. The Company intends to vigorously defend against these claims. However, if Mr. Kopple were to prevail, an adverse ruling on these claims would materially and adversely affect our business results or operating and financial condition, dilute our shareholders’ equity interests in the Company and could adversely affect our stock price. See Item 3. “Legal Proceedings”, “Liquidity and Capital Resources” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K/A for additional information regarding the transactions under dispute.

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

We may not be able to establish an effective distribution network or strategic OEM relationships; in which case our sales will not increase as expected and our financial condition and results of operations would be adversely affected.

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

Our current Stanton facility is not sufficient to support our expected operations in 2020. Accordingly, the Company is planning to look for a new facility that would be used for limited production, testing, warehousing and engineering as well as needed office space for support staff. The inability to locate a suitable facility could adversely affect our financial performance, business operations and growth. Appropriate locations or financing for the lease of a new facility may not be available at reasonable costs or at all. Our failure to secure a new facility will impede our business strategy.

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

We are currently limited in the products that we are able to manufacture because of the limitations of our tooling capabilities.  In order to have a broader line of products that address industrial and commercial needs, we must make a significant investment in additional tooling or pursue new alternatives to replace traditional tooling.  We do not currently have the funds required to acquire new tooling or to obtain replacements and no assurances can be given that we will have the required funds in the future.  If we do not acquire the required funds for tooling or replacement tooling, we may not be able to expand our product line to meet industrial and commercial needs.

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

Our performance is largely dependent on the talents and efforts of highly skilled individuals.  Our future success depends on our continuing ability to identify, hire, develop, motivate, and retain highly skilled personnel for all areas of our organization. We are currently in default under a number of agreements with various key consultants which may makes those parities unwilling to continue to work with the Company. Our continued ability to compete effectively depends on our ability to attract new employees and to retain and motivate our existing employees and consultants.  The incentives to attract, retain and motivate employees and consultants provided by our ability to pay competitive salaries and rates as well as offering additional incentives such as stock option grants or by future arrangements may not be as effective as in the past.  If we do not succeed in attracting excellent personnel or retaining or motivating existing personnel, we may be unable to grow effectively.

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

While we are disclosing in this amended report that our internal controls over financial reporting were not effective as of February 28, 2019, we are required to comply with Section 404 on an annual basis including identifying those remedial actions the Company expects to implement in the near-term to remediate the existing material weakness. The Company does not have the financial resources to fully comply with all requirements of Section 404. If, in the future, we identify additional material weaknesses in our internal controls over financial reporting during this continuous evaluation process, our management may not be able to assert that such internal controls are effective. Although we currently anticipate remediating the current material weakness and satisfying the requirements of Section 404 in a timely fashion, we cannot be certain as to the timing of completion for our future evaluation, testing and any required remediation. Therefore, if we are unable to assert that our internal controls over financial reporting are effective in the future, or if our auditors are unable to attest that our internal controls are effective or they are unable to express an opinion on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our business and the market price of our Common Stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Our current facilities consist of approximately 20,000 square feet in Stanton, California and an additional storage facility in Santa Clarita, California. The Stanton facility is currently used for some testing of AuraGen® systems. The facility is rented on a month-to-month basis. The rent for the Stanton facility is $10,000 per month and the storage facility is additional $5,000 per month. The Company also rents temporary storage space on a month-to-month basis. In February 2019, the Company also began renting approximately 300 square feet of office space in Irvine, California at a cost of $2,350 per month on a month-to-month basis. In July 2019, under the newly installed management team, the Company ceased renting this supplemental office space. Our current Stanton facility is not sufficient to support the expected operations in 2020. Accordingly, the Company is planning to look for a new facility that would be used for limited production, testing, warehousing and engineering as well as needed office space for support staff.

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

In 2016, the Company and the Company’s former Chief Executive Officer, Melvin Gagerman, were named among several other defendants in a lawsuit filed by two secured creditors demanding repayment of loans totaling $125,000 plus accrued interest and exemplary damages. In September 2018 the court entered a judgment of approximately $235,000 plus legal fees in favor of the two secured creditors. The Company subsequently appealed this judgment and, in September 2019, executed a settlement agreement with these creditors for an aggregate principle amount of approximately $315,000; such principle accruing simple interest at a rate of 10% per annum. In accordance with the settlement agreement, the Company committed to a payment plan consisting of (a) an initial payment of $20,000 (b) installment payments of $10,000 per month continuing for a period of 12 months, and (c) a final payment due on November 15, 2020 to include all remaining unpaid principle and accrued interest.

The Company is presently engaged in a dispute with one of its former directors, Robert Kopple, relating to approximately $9.5 million and approximately 3.15 million warrants which Mr. Kopple claims to be owed to him and his affiliates by the Company. In July 2017, Mr. Kopple filed suit against the Company as well as against current director Mr. Diaz-Verson and former directors Mr. Breslow and Mr. Howsmon, as well as Mr. Gagerman, the former CEO (not a director) in connection with these allegations. In 2018, the Court sustained demurrers by Mr. Diaz-Verson, Mr. Breslow, Mr. Howsmon and Mr. Gagerman and as a result of these successful demurrers, all four of these defendants have been dismissed from the suit. While the Company believes that it has certain valid defenses in these matters, the Company is currently in settlement discussions with Mr. Kopple. If the settlement negotiation is unsuccessful, the Company intends to vigorously defend against these claims. See “Liquidity and Capital Resources” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K/A for additional information regarding the transactions under dispute with Mr. Kopple.

In April 2018, the Company filed suit against its former counsel, Kilpatrick Townsend & Stockton LLP alleging various acts of malpractice and breach of fiduciary duty committed by the firm in connection with its representation of Aura. In June 2018, Kilpatrick Townsend & Stockton LLP filed a cross-complaint against the Company claiming in excess of $400,000 in allegedly unpaid legal fees. In January 2019, the Company reached a settlement with Kilpatrick Townsend & Stockton LLP, pursuant to which, among other things, Kilpatrick Townsend & Stockton LLP agreed to dismiss its cross-complaint and waive all unpaid legal fees. The action and the cross-complaint were both subsequently dismissed.

In February 2018, the Company failed to issue shares of stock contractually owed to BetterSea, LLC (“BetterSea”), one of the Company’s long-standing technical consultants. On August 15, 2018, 7,364,735 restricted shares were issued in fulfillment of this contractual obligation based on the then-outstanding closing quote of the stock. The issuance of the shares was previously reported by the Company. The Company also paid $20,000 in legal fees on behalf of BetterSea related to legal expense associated with the Company’s delays in the issuance of the stock.

On March 26, 2019, various stockholders of the Company controlling a combined total of more than 27.5 million shares delivered a signed written consent to the Company removing Ronald Buschur as a member of the Company’s Board and electing Cipora Lavut as a director of the Company.  On March 27, 2019, those same stockholders delivered a further signed written consent to the Company removing William Anderson and Si Ryong Yu as members of the Company’s Board and electing Robert Lempert and David Mann as directors of the Company. These written consents represented a majority of the outstanding shares of the Company’s common stock as of March 26, 2019 and March 27, 2019, respectively. Because of Aura’s refusal to recognize the legal effectiveness of the consents, on April 8, 2019 the stockholders filed suit in the Court of Chancery of the State of Delaware pursuant to Section 225 of the Delaware General Corporations Law, seeking an order confirming the validity of the consents and declaring that Aura’s Board consists of Ms. Lavut, Mr. Mann, Mr. Lempert, Mr. Douglas and Mr. Diaz-Versón, Jr. On July 8, 2019 the Court of Chancery entered final judgment in favor of the stockholder plaintiffs, confirming that (a) Ronald Buschur, Si Ryong Yu and William Anderson had been validly removed by the holders of a majority of the Company’s outstanding stock acting by written consent (b) Ms. Lavut, Mr. Mann and Mr. Lempert had been validly elected by the holders of a majority of the Company’s outstanding stock acting by written consent, and (c) the Company’s Board of Directors validly consists of Cipora Lavut, David Mann, Robert Lempert, Gary Douglas and Salvador Diaz-Versón, Jr.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our shares are quoted on the Pink Sheets operated by OTC Markets, Inc. under the symbol “AUSI”. Set forth below are high and low bid prices for our common stock for each quarterly period in the two most recent fiscal years. Such quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not necessarily represent actual transactions in the common stock. We had approximately 3,400 stockholders of record as of August 20, 2019.

Period	High	Low

Fiscal 2018
First Quarter ended May 31, 2017	$1.26	$0.77
Second Quarter ended August 31, 2017	$1.19	$0.49
Third Quarter ended November 30, 2017	$0.91	$0.42
Fourth Quarter ended February 28, 2018	$1.47	$0.10

Fiscal 2019
First Quarter ended May 31, 2018	$0.74	$0.12
Second Quarter ended August 31, 2018	$0.50	$0.12
Third Quarter ended November 30, 2018	$0.35	$0.15
Fourth Quarter ended February 28, 2019	$0.58	$0.08

On August 20, 2019, the reported closing sales price for our common stock was $0.39.

Dividend Policy

We have not paid any dividends on our common stock and we do not anticipate paying any dividends on our common stock in the foreseeable future.

Sales of Unregistered Securities

During the year ended February 28, 2019, we issued approximately 12,277,000 shares of common stock for a total of $3,834,402, inclusive of 1,638,312 shares of common stock in settlement of $584,642 of debt.

As of February 28, 2018, the Company had a subscription receivable that consisted of a $1.3 million receivable for 2,653,061 shares of the Company’s common stock. Following resolution of a dispute regarding the Company’s failure to issue certain shares due to the investor from a previous investment, $1,000,000 was delivered in April 2018, and the balance was paid in December 2018. During fiscal 2019 the Company received $1,150,000 in cash from the investor with the balance of $150,000 being applied through the assumption of the B&H note.

In February 2018, the Company failed to issue shares of stock contractually owed to BetterSea, LLC (“BetterSea”), one of the Company’s technical consultants. On August 15, 2018, 7,364,735 restricted shares were issued in fulfillment of this contractual obligation based on the then-outstanding closing quote of the stock. The issuance of the shares was previously reported by the Company. The Company also paid $20,000 in legal fees on behalf of BetterSea related to legal expense associated with the Company’s delays in the issuance of the stock.

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

Overview

Beginning with fiscal 2017 through 2018, we reduced our engineering, manufacturing, sales, and marketing activities to focus on renegotiating numerous financial obligations and minimizing expenditures while we attempted to raise additional funding and pursue some initial engineering activities.

In fiscal 2018, we successfully eliminated approximately 68% of our total indebtedness. Specifically, our secured creditors converted approximately $5.73 million of secured debt into approximately 4.1 million shares of our common stock. The converted debt represented approximately 80% of the total secured debt of the Company. The balance of the secured debt (approximately $960,000) is to be paid to the secured creditors in cash if we raise at least $4.0 million in proceeds through new equity offerings in one or a series of related offerings. Additionally, in fiscal 2018, approximately $12.77 million of unsecured debt was converted into approximately 9.3 million shares of the Company’s common stock and approximately $12.3 million of unsecured debt was forgiven. In total, during fiscal 2018, we eliminated a total of approximately $30.23 million of debt.

As of the date of this filing, Robert Kopple, our former Vice Chairman of the Board, is the only significant unsecured note holder that has not agreed to restructure his debt. Mr. Kopple claims that he and his affiliates are owed approximately $9.5 million on terms significantly preferable to other similarly situated unsecured creditors. We dispute Mr. Kopple’s claims. See “Item 3. Legal Proceedings” included elsewhere in this Annual Report on Form 10-K/A for information regarding the dispute with Mr. Kopple regarding these transactions. Mr. Kopple has not accepted our numerous offers to restructure this debt.

On February 14, 2018, we effectuated a one-for-seven reverse stock split.

In fiscal 2019, we began increasing our engineering and manufacturing activities. We utilized contractors for these services in order to minimize our expense while we continued to pursue new sources of financing. In July 2019, we began significantly increasing our sales, engineering, manufacturing and marketing activities under our new management team.

Our business is based on the exploitation of our patented mobile power solution known as the AuraGen® for commercial and industrial applications and the VIPER for military applications. Our business model consists of two major components; (i) sales and marketing, (ii) design and engineering.

(i) Our sales and marketing approaches are composed of direct sales in North America and the use of agents, distributors and joint ventures for sales internationally. In North America, our primary focus is in (a) mobile exportable power applications, (b) transport refrigeration, and (c) U.S. Military applications.

(ii) The second component of our business model is focused on the design of new products and engineering support for the sales activities described above. The engineering support consists of the introduction of new features for our AuraGen® solution such as higher power, different voltages, three phase options, shore power systems, higher current solutions as well as interface kits for different platforms. After suspending the majority of our engineering, manufacturing, sales, and marketing activities to focus on renegotiating numerous financial obligations in fiscal 2018 and 2019, we expect modest engineering activities budgeted at approximately $750,000 during the fiscal 2020 year.

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

Revenue Recognition

We adopted Accounting Standards Codification (“ASC”) 606. ASC 606, Revenue from Contracts with Customers, establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity’s contracts to provide goods or services to customers. The core principle requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration that it expects to be entitled to receive in exchange for those goods or services recognized as performance obligations are satisfied.

We have assessed the impact of the guidance by performing the following five steps analysis:

Step 1: Identify the contract

Step 2: Identify the performance obligations

Step 3: Determine the transaction price

Step 4: Allocate the transaction price

Step 5: Recognize revenue

Inventory Valuation and Classification

Inventories are valued at the lower of cost (first-in, first-out) or market, on a standard cost basis. We review the components of inventory on a regular basis for excess or obsolete inventory based on estimated future usage and sales. We have minimally operated and therefore have only produced minimal product since late 2015. As a result, while we believe that a portion of the inventory has value, we are unable to substantiate its demand and market value and as a result we have elected to reserve it in its entirety as of February 28, 2019 and February 28, 2018.

Stock-Based Compensation

We account for stock-based compensation under the provisions of FASB ASC 718, “Compensation – Stock Compensation”, which requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair value-based method and the recording of such expense in the consolidated statements of operations.

We account for stock option and warrant grants issued and vesting to non-employees in accordance with FASB ASC 505-50, “Equity Based Payments to Non-Employees”, whereas the fair value of the equity-based compensation is based upon the measurement date as determined at the earlier of either (a) the date at which a performance commitment is reached or (b) at the date at which the necessary performance to earn the equity instruments is complete.

For the past, several years and in accordance with established public company accounting practice, we have consistently utilized the Black-Scholes option-pricing model to calculate the fair value of stock options and warrants issued as compensation, primarily to management, employees, and directors.  The Black-Scholes option-pricing model is a widely-accepted method of valuation that public companies typically utilize to calculate the fair value of options and warrants that they issue in such circumstances.

Results of Operations

Fiscal 2019 compared to Fiscal 2018

Revenues

We had revenues of $39,274 and $0 in the years ended February 28, 2019 and February 28, 2018, respectively. Commencing in late 2015, the Company’s operations were reduced. Since July 2019 new management has significantly begun to increase sales, manufacturing and marketing operations.

Cost of Goods

Cost of goods sold were $170,263 and $0 in the years ended February 28, 2019 and February 28, 2018, respectively. We continue to fully reserve all inventory items due to our inability to show salability on a going forward basis. Therefore, all items purchased for the manufacture of our products that are not used in the current year are reserved for and charged to cost of goods sold.

Engineering, Research and Development

Engineering, research and development costs increased $391,957 to $494,636 in fiscal 2019 from $102,679 in fiscal 2018. The increase is a result of expenses incurred in the process of designing a new electronic control unit (“ECU”) for our AuraGen® products as well as sustaining engineering expenses related to the expansion of manufacturing capability.

Selling, General and Administrative Expense

Selling, general and administrative expenses decreased approximately $2,213,292 to $3,590,045 in fiscal 2019 from $5,803,337 in fiscal 2018 due primarily to reduced scope of operations and reduced legal expenses.

Non-Operating Income and Expense

Net interest expense decreased to $1,078,873 in fiscal 2019 from $5,482,393 in fiscal 2018, a decrease of $4,403,520, as a result of the restructuring implemented in February 2018 whereby approximately $17.5 million of our debt was converted into equity. We recorded a gain on debt settlement in fiscal 2019 of approximately $2.7 million as we determined that certain accounts payable items older than four years and for which collection efforts were abandoned did not have to be paid and were removed from our balance sheet. In fiscal 2018, gain on debt settlement consisted of approximately $13.1 million as a result of our financial restructuring.

Net Income/Loss

We had a net loss of $2,502,431 in the year ended February 28, 2019 compared to income of $1,700,649 in the year ended February 28, 2018, due to the gain recorded in relation to the debt forgiveness described above.

Liquidity and Capital Resources

In fiscal 2019, we had a loss of approximately $2.5 million and had negative cash flows from operations of approximately $2.5 million.

At February 28, 2019, we had cash of approximately $358,000, compared to cash of approximately $748,000 at February 28, 2018. Working capital at February 28, 2019 was a $17.2 million deficit as compared to a $20.6 million deficit at the end of the prior fiscal year. Accounts payable decreased $2.7 million due primarily to the elimination of certain accounts payable that were more than four years old. At February 28, 2019 and 2018, we had no accounts receivable. In fiscal 2019 we made no acquisitions of property and equipment.

At February 28, 2019 and February 28, 2018, we had 150,000,000 shares of $0.0001 par value common stock authorized for issuance. During the year ended February 28, 2019, we issued 3.3 million shares of common stock for cash totaling $0.9 million and 9.0 million shares of common stock in settlement of $2.9 million of debt. For the year ended February 28, 2018, we issued 4.1 million shares of common stock for cash totaling $3.3 million and 21.1 million shares of common stock valued at $19.5 million for the settlement of debt.

As of February 28, 2018, the Company had a subscription receivable that consisted of a $1.3 million receivable for 2,653,061 shares of the Company’s common stock. Following resolution of a dispute regarding the Company’s failure to issue certain shares due to the investor from a previous investment, $1,000,000 was delivered in April 2018, and the balance was paid in December 2018. During fiscal 2019 the Company received $1,150,000 in cash from the investor with the balance of $150,000 being applied through the assumption of the B&H note.

In February 2018, we failed to issue shares of stock contractually owed to BetterSea, LLC (“BetterSea”), one of our long-time technical consultants. On August 15, 2018, 7,364,735 restricted shares were issued in fulfillment of this contractual obligation based on the then-outstanding closing quote of the stock. We also paid $20,000 in legal fees on behalf of BetterSea related to legal expense associated with the delay in the issuance of the stock.

During the year ended February 28, 2018 we issued 135,714 shares of common stock in settlement of a note payable in the amount of $150,000 plus accrued interest of $15,288.

In the past, in order to maintain liquidity, we have relied upon external sources of financing, principally equity financing and private indebtedness. We have no bank line of credit and will require additional debt or equity financing to fund ongoing operations. We cannot assure you that additional financing will be available at the times or in the amounts required to keep the business operating. Based on a cash flow analysis performed by management, we estimate that we will need an additional $2.5 million to support operations for the fiscal year ending February 29, 2020. The issuance of additional shares of equity in connection with such financing could dilute the interests of our existing stockholders, and such dilution could be substantial. If we cannot raise the needed funds, we would also be forced to make further substantial reductions in our operating expenses, which could adversely affect our ability to implement our current business plan and ultimately our viability as a Company.

Kopple Debt - Robert Kopple, who was a Company director from September 2013 through January 11, 2018, claims that we owe him and certain affiliated parties an aggregate of approximately $5.35 million in principal and interest, and warrants to purchase 3,273,886 shares of our common stock at a price of $0.70 per share, as a result of various loans made by Mr. Kopple and his affiliates (collectively, the “Kopple Parties”) to us between 2013 and 2016.

In addition, Mr. Kopple claims we owe him approximately $3.34 million in principal and accrued interest for a $2 million convertible note. On or about March 23, 2013, the Kopple Parties made various cash advances to us in the aggregate original principal amount of $2,500,000, evidenced by an unsecured convertible note (the “Original Kopple Note”) with the right to convert outstanding principal and accrued and unpaid interest at $3.50 per share (post 1:7 reverse split). On or around June 20, 2014, $500,000 of the Original Kopple Note was reclassified as a short-term note, the principal amount of the Original Kopple Note was reduced from $2.5 million to $2.0 million and the Original Kopple Note was amended to provide that an event of default under the June 2014 Agreement (as described and defined below) would also constitute an event of default under the Original Kopple Note.

Also in June 2014, we entered into a Financing Letter of Agreement (the “June 2014 Agreement”) with two affiliate entities of Mr. Kopple, KF Business Ventures and the Kopple Family Partnership (the “Additional Kopple Parties”), pursuant to which the Additional Kopple Parties loaned us an additional $1,000,000 (the “June 2014 Loan”). In connection with the June 2014 Loan, Mr. Kopple also added $202,205 in penalties and accrued interest, credited us with $200,000 for amounts previously repaid by us and consolidated several earlier advances into a single new note (the “June 2014 Kopple Note”) in the principal amount of $2,715,2067 and bearing simple interest at a rate of 10% per annum. We were also required to obtain a subordination agreement from the Breslow Parties in favor of the Kopple Parties with respect to the June 2014 Kopple Note.

Pursuant to the June 2014 Agreement, the Kopple Parties also placed various restrictions on our ability to raise additional capital, hire qualified personnel and pay certain expenses without his prior approval for so long as the principal amount of his note remained outstanding. The June 2014 Kopple Note also required us to issue Mr. Kopple a stock purchase warrant (the “June 2014 Kopple Warrant”) to purchase approximately 771,000 shares of our common stock at an exercise price of $0.70 per share, to be exercisable for seven years. Additionally, if we borrowed funds, issued capital stock or rights to acquire or convert into capital stock, or granted rights in respect to territories to any person for cash consideration of more than $5 million in the aggregate after the date of the June 2014 Kopple Note, we would be required to pay the entire amount of such cash consideration in excess of $5 million as a mandatory prepayment of the June 2014 Kopple Note. Additionally, Mr. Kopple required a default provision providing that in the event that the entire outstanding balance of the June 2014 Kopple Note was not paid in full prior to October 1, 2014, then for each consecutive calendar month during the period beginning October 1, 2014 and ending March 31, 2015, we would issue to Mr. Kopple additional stock purchase warrants, each to purchase 416,458 shares of our common stock, up to a maximum aggregate of approximately 2.5 million shares of our common stock, at $0.70 per share (the “Kopple Penalty Warrants”), the Kopple Penalty Warranties to be exercisable for seven years from the time of their respective issuances. In addition to the Kopple Penalty Warrants, the default provision under the June 2014 Kopple Note provides for a 5% late charge on the total amount due plus 15% per year interest. We have not repaid the Kopple Parties for the amounts loaned to us. Additionally, we have not issued any of the Kopple Penalty Warrants and management believes that Mr. Kopple is not entitled to receive them. We have also cancelled the June 2014 Kopple Warrant.

We consider the transactions described above with Mr. Kopple to be related party transactions.

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

At the time of the filing of the initial Annual Report on Form 10-K on June 13, 2019 for the period ended February 28, 2019, our then-Chief Executive Officer and then-Chief Financial Officer, Melvin Gagerman, concluded that our disclosure controls and procedures were effective as of February 28, 2019. Subsequent to that conclusion, our current President and our current Chief Financial Officer have concluded that, as a result of the material weakness in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of February 28, 2019 or at the time of the filing of the initial Annual Report on Form 10-K for year ending February 28, 2019 on June 13, 2019.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of February 28, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on this assessment, and on those criteria, the Company’s former management concluded that the Company’s internal control over financial reporting was effective as of February 28, 2019. Our new management has subsequently concluded that there was a material weakness in internal control that existed as of February 28, 2019. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements would not be prevented or detected on a timely basis.

Specifically, current management identified that certain former individuals associated with the Company misapplied certain equity transactions among other misstatements described below, all with the intent to manipulate the shareholder proxy contest commenced in March 2019 seeking to remove Mssrs. Buschur, Anderson and Yu from the Company’s Board of Directors. These activities resulted in certain mischaracterizations in the descriptions of various events, the improper recording of approximately $2.0 million related to stock issuances, and other misstatements. (the “Misstatements”). As a result, we have concluded that we did not maintain effective internal control over financial reporting as of February 28, 2019 based on the criteria in Internal Control-Integrated Framework issued by COSO.

Accordingly, management has restated the Company’s financial statements and related notes to the financial statements in this Annual Report on Form 10-K/A (i) approximately $2.0 million erroneously recorded as additional paid in capital (ii) an unrecorded adjustment of $100,000 in relation to an overstated accounts payable amount (iii) other unrecorded accruals of approximately $40,000 in relation to unrecorded expenses incurred in fiscal 2019; (iv) understating the number of common shares held by shareholders seeking the removal of Mssrs. Buschur, Anderson and Yu through the proxy contest commenced in March 2019 by approximately 1.5 million shares; (v) overstating basic and diluted loss per share for the fiscal year ended February 28, 2019 by approximately $0.05 per common share and (vi) classifying cash receipts of approximately $68,000 related to the issuance of a fixed number of shares as a current liability and not additional paid-in capital. The restated financials contained elsewhere in this Report also include the effect of a September 2019 agreement (subsequent event) with a lender which clarified the amount that the Company must record as a liability for reimbursable legal fees (see note 14 to the financial statements).

The Company has concluded that the financial impact of the Misstatements is not material to any of its previously issued financial statements.

Remediation Plan

We are finalizing a plan to remediate this material weakness with the oversight of the Audit Committee of the Board of Directors and are currently implementing actions to address the underlying causes of the material weakness. The following describes the steps that we have taken and plan to take to remediate the material weakness: (i) upgrade the current financial systems to newer technology and (ii) recruit and retain qualified accounting professionals to ensure compliance with general accepted accounting standards as established in the United States (“GAAP”) and United States Securities and Exchange Commission (“SEC”) rules and regulations.

We believe the measures described above and others that may be identified and implemented in future periods will strengthen our internal control over financial reporting and remediate the identified material weakness. However, additional steps may be required, and we may decide to take additional action to address control deficiencies or determine to modify certain of the remediation measures identified above.

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

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

On January 11, 2018, at the annual stockholder meeting, Roland Bopp, Ronald J. Buschur, Michael Paritee, Jonathan Sloane and Gary Wells, were elected as directors. During February and March 2018, as applicable, Messrs. Sloane, Bopp and Buschur each resigned as a director. During March 2018, Michael Sawruk, John M. Cochran and Jeffrey D. Cowan became directors. The Board of Directors terminated the employment of Melvin Gagerman in March 2018 and Dr. Timothy B. O’Brien became interim Chief Executive Officer and Mr. Timothy O’Toole became interim Chief Financial Officer. On March 29, 2018, stockholders delivered a written consent removing Messrs. Wells, Paritee, Sawruk, Cochran and Cowan from the Board of Directors and appointing Mssrs. Gary Douglas, William Anderson and Salvador Diaz-Versón, Jr. Following the removal of Messrs. Wells, Paritee, Sawruk, Cochran and Cowan, Dr. O’Brien and Mr. O’Toole were terminated as officers of the Company and Melvin Gagerman was rehired. In July 2018, the Board of Directors appointed Ronald Buschur and Si Ryong Yu to fill the two then-existing vacancies on the Board of Directors.

On March 26, 2019, various stockholders of the Company controlling a combined total of more than 27.5 million shares delivered a signed written consent to the Company removing Ronald Buschur as a member of the Company’s Board and electing Cipora Lavut as a director of the Company in his stead.  On March 27, 2019, those same stockholders delivered a further signed written consent to the Company removing William Anderson and Si Ryong Yu as members of the Company’s Board and electing Robert Lempert and David Mann as directors of the Company. These written consents represented a majority of the outstanding shares of the Company’s common stock as of March 26, 2019 and March 27, 2019, respectively. As a result of Aura’s refused to recognize the legal effectiveness of the consents, on April 8, 2019, stockholders filed suit in the Court of Chancery of the State of Delaware pursuant to Section 225 of the Delaware General Corporations Law, seeking an order confirming the validity of the consents. On July 8, 2019 the Court of Chancery entered final judgment in favor of the stockholder plaintiffs, confirming that (a) Ronald Buschur, Si Ryong Yu and William Anderson had been validly removed by the holders of a majority of the Company’s outstanding stock acting by written consent (b) Ms. Lavut, Mr. Mann and Mr. Lempert had been validly elected by the holders of a majority of the Company’s outstanding stock acting by written consent, and (c) the Company’s Board of Directors validly consists of Cipora Lavut, David Mann, Robert Lempert, Gary Douglas and Salvador Diaz-Versón, Jr. On July 9, 2019 the employment of Melvin Gagerman was again terminated. See Item 3, Legal Proceedings for more information.

The following table sets forth the names, ages and offices of all of our directors and executive officers. Our officers are appointed by, and serve at the pleasure of, the Board of Directors. The stockholders at the annual meeting elect our directors to serve until the next meeting.

Name	Age	Title
Melvin Gagerman (1)	76	Chief Executive Officer, Chief Financial Officer and Secretary
Kevin Michaels (2)	60	Treasury Officer
William Anderson (3)	72	Director, Chairman of the Compensation Committee and member of the Nominating Committee
Gary Douglas (4)	72	Director, Member of the Audit Committee
Salvador Diaz-Verson, Jr. (4)	61	Director, Chairman of the Audit Committee
Ronald J. Buschur (5)	55	Chairman of the Board and Member of the Nominating Committee
Si Ryong Yu (5)	71	Director
David Mann (6)	48	Chief Financial Officer, Director, Chairman of the Compensation Committee, Member of the Nominating Committee and Member of the Audit Committee
Cipora Lavut (6)	63	President, Chairman of the Board, Member of Nominating Committee and Member of the Compensation Committee
Robert Lempert (6)	76	Secretary, Director, Chairman of the Nominating Committee, Member of the Audit Committee and Member of the Compensation Committee

(1)	On March 30, 2018, the Board re-appointed Mr. Gagerman as Chief Executive Officer, Chief Financial Officer and Secretary on an interim basis after he had been terminated by the immediate previous Board. Mr. Gagerman was terminated again on July 9, 2019.
(2)	Mr. Michaels began serving as the Company’s Treasury Officer in or about February 2019; he was terminated in July 2019.
(3)	Mr. Anderson was appointed to the Board of Directors on March 29, 2018 by a written consent executed by stockholders. On March 27, 2019, stockholders of the Company controlling a combined total of more than 27.5 million shares delivered a signed written consent to the Company removing Mr. Anderson from the Company’s Board of Directors. Because of Aura’s refusal to recognize the legal effectiveness of the consent, on April 8, 2019 the stockholders filed suit in the Court of Chancery of the State of Delaware seeking an order confirming the validity of the removal. On July 8, 2019 the Court of Chancery entered final judgment in favor of the stockholder plaintiffs, confirming that Mr. Anderson had been validly removed by the holders of a majority of the Company’s outstanding stock acting by written consent.
(4)	Mr. Douglas and Mr. Diaz-Verson, Jr. were appointed to the Board of Directors on March 29, 2018 by the written consent of stockholders holding a majority of the Company’s shares.
(5)	On July 3, 2018, the Board of Directors appointed Mr. Ronald Buschur and Mr. Si Ryong Yu to fill two vacancies on the Board of Directors of the Company. On March 26, 2019, stockholders of the Company controlling a combined total of more than 27.5 million shares delivered a signed written consent to the Company removing Mr. Buschur from the Company’s Board of Directors and on March 27, 2019 those same stockholders delivered a signed written consent to the Company removing Mr. Yu from the Company’s Board of Directors. Because of Aura’s refusal to recognize the legal effectiveness of the consents, on April 8, 2019 the stockholders filed suit in the Court of Chancery of the State of Delaware seeking an order confirming the validity of the removals. On July 8, 2019 the Court of Chancery entered final judgment in favor of the stockholder plaintiffs, confirming that Mr. Buschur and Mr. Yu had been validly removed by the holders of a majority of the Company’s outstanding stock acting by written consent.
(6)	On March 26, 2019, stockholders of the Company controlling a combined total of more than 27.5 million shares delivered a signed written consent to the Company electing Ms. Lavut to the Company’s Board of Directors and on March 27, 2019 those same stockholders delivered a signed written consent to the Company electing Mr. Mann and Dr. Lempert to the Company’s Board of Directors. Because of Aura’s refusal to recognize the legal effectiveness of the consents, on April 8, 2019 the stockholders filed suit in the Court of Chancery of the State of Delaware seeking an order confirming the validity of the elections. On July 8, 2019 the Court of Chancery entered final judgment in favor of the stockholder plaintiffs, confirming that Ms. Lavut, Mr. Mann and Dr. Lempert had been validly elected by the holders of a majority of the Company’s outstanding stock acting by written consent. In July 2018, the Board of Directors appointed Ms. Lavut President and Chairman of the Board, appointed Mr. Mann as Chief Financial Officer and appointed Dr. Lempert as Secretary.

Biographical information with respect to our directors and executive officer is provided below.

Melvin Gagerman. Mr. Gagerman is a formerly-licensed CPA who previously served as a director of the Company from 2006 to January 2018. Mr. Gagerman also served as Chief Executive Officer and Chief Financial Officer of the Company until March 28, 2018, when he was terminated by the then-seated Board of Directors. Mr. Gagerman was subsequently re-appointed as Chief Executive Officer, Chief Financial Officer and Secretary on an interim basis. Mr. Gagerman was terminated on July 9, 2019. As Chief Executive Officer Mr. Gagerman was responsible for formulating policies, defining values, directing operations and defining corporate culture. Prior to joining Aura, Mr. Gagerman served as the Chief Executive Officer of a number of companies including Surface Protection Industries and Applause. Mr. Gagerman has also served as Managing Partner of Good, Gagerman & Berns, an accounting firm, National Audit Partner for Laventhol and Horwath, and Audit Supervisor at Coopers and Lybrand.

Kevin Michaels. Mr. Michaels began serving as the Company’s Treasury Officer in February 2019. As Treasury Officer, Mr. Michaels was responsible for day-to-day financial operations and had signature authority over the Company’s bank accounts. Mr. Michaels holds degrees from both University of California, Los Angeles and the University of Southern California. From 1996 to 2013, Mr. Michaels held a number of positions at Powerwave Technologies Inc., including Vice President, Finance and Chief Financial Officer and Secretary of Powerwave Technologies Inc. In January 2013, Powerwave Technologies, Inc. filed for Chapter 11 bankruptcy protection and in June 2013 Powerwave Technologies filed for liquidation under Chapter 7 of the United States Bankruptcy Code.

Salvador Diaz-Versón, Jr. Mr. Diaz-Versón, Jr. was elected as a director on March 29, 2018. Previously, he served as a director of the Company from 1997-2005 and again from June 2007 until January 2018. Mr. Diaz-Versón, Jr. is the founder, Chairman and President of Diaz-Verson Capital Investments, Inc., and was a registered investment advisor with the Securities and Exchange Commission until 2009. Mr. Diaz-Versón, Jr. served as President and member of the board of directors of American Family Corporation (AFLAC, INC.) from 1976 until 1992. Mr. Diaz-Versón, Jr. served as President and Chief Investment Officer of American Family Life Assurance Company, a subsidiary of AFLAC, Inc. He is currently Chairman of Miramar Securities. Mr. Diaz-Versón, Jr. has received two presidential appointments to the Christopher Columbus Fellowship Foundation; first by President George H.W. Bush in 1992 and subsequently by President Clinton in 2000. Mr. Diaz-Versón, Jr. is a trustee of the Florida State University Foundation and is a national trustee of the Boys and Girls Club of America. He also serves as a trustee of Clark Atlanta University. Mr. Diaz-Versón, Jr. is a graduate of Florida State University and was selected as a director in view of his lengthy experience in managing companies and his knowledge of capital investments.

William Anderson. Mr. Anderson was elected as a director on March 29, 2018 and was subsequently removed by a vote of more than 25.7 million shares. Mr. Anderson holds a BS from Columbia University in Industrial Engineering & Operations Research and an MBA from Harvard Business School. Prior to his current entrepreneurial activities, Mr. Anderson was Chief Marketing and Chief Merchandising Officer with global responsibility for Carrefour and CEO of @Carrefour, which was Carrefour’s initial foray into e-commerce. Mr. Anderson has held senior executive positions in numerous companies such as Hardlines at Kmart Corporation, Federated Department Stores, Ames Department Stores and Oshman’s Sporting Goods. He is also an experienced start-up entrepreneur, having founded Domain Home Furnishings, Leisure Concepts Management, and Gluuteny, Inc., with private equity backing. Mr. Anderson is and has served on numerous boards of directors including: Xoran Technologies; Wind Point Partners, OpTier; Domain (of which he is also a co-founder) a Bain Capital & Bessemer Venture Partners retailer. In 2014, Mr. Anderson became a Vistage International Chair and formed a CEO peer-group in Philadelphia.

Ronald J. Buschur. Mr. Buschur was appointed as a Director of the Company in July 2018 by the then-seated Board of Directors to fill a vacancy existing on the Board at the time. Previously, he served as a director of the Company from January 18, 2018 until his resignation in late-March 2018. Mr. Buschur was elected Chairman of the Board in September 2018. In 2019, Mr. Buschur was removed by a vote of more than 25.7 million shares. Mr. Buschur holds a BA from University of Phoenix in Business Management and an AA from ITT Technical Institute. Mr. Buschur served as Chief Operating Officer of Powerwave Technologies, Inc. from 2001 to 2005, and thereafter as Chief Executive Officer and a director until April 2013. Powerwave Technologies, Inc. filed for Chapter 11 bankruptcy protection on January 28, 2013. Powerwave Technologies filed for liquidation under Chapter 7 of the United States Bankruptcy Code on June 10, 2013.

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

Si Ryong Yu. Mr. Si Ryong Yu was appointed as a Director of the Company in July 2018 by the then-seated Board of Directors to fill a vacancy existing on the Board at the time. Mr. Yu was subsequently removed by a vote of more than 25.7 million shares. He was an outside consultant to the Company from 2009 to March 27. 2019. Prior to serving as a consultant to the Company, Mr. Yu served as CEO of ST Microelectronics and, from 1997 to 2001, held the position of Senior Managing Director at Daewoo Electronics Company where he had, among other roles, complete management responsibility for manufacturing of electronic systems across the globe with factories in Eastern Europe, Latin America and Asia. Mr. Yu holds a degree in Electrical Engineering from Seoul National University.

Cipora Lavut. Ms. Lavut was one of Aura’s original founding members. From 1987 to 2002 Ms. Lavut served on Aura’s Board and as a Senior Vice President. During this period, Ms. Lavut was instrumental to Aura receiving large contracts from The Boeing Company, Litton Industries and the United States Air Force. Ms. Lavut also provided critical investor relations and marketing support during this time. Ms. Lavut left Aura in 2002. At the request of Aura’s then Board of Directors and management, in 2006 Ms. Lavut returned to Aura as Vice President in charge of investors relations and corporate communication. In January 2016, Ms. Lavut left the Company to pursue other business ventures. Ms. Lavut presently provides marketing and business consulting to a variety of retail and service-oriented businesses. She holds a degree from California State University, Northridge.

Robert Lempert. Dr. Lempert graduated from the University of Pennsylvania and conducted his residency at the Albert Einstein Medical Center in Philadelphia. Dr. Lempert also served as a Captain in the U.S. Army and previously served on the Company’s Board from November 28, 2017 (when he was appointed by the then-Board to fill one of the two existing vacancies) until January 11, 2018. Dr. Lempert has been a significant investor, shareholder and an active advocate of Aura’s technology for more than 20 years.

David Mann. Mr. Mann has been Vice President of Marketing for Mann Marketing, a manufacturing and import company, since 1990 and the Vice President of Sales of that company since 2007. From 2000 until 2007, Mr. Mann also served as Vice President of Operations. Mr. Mann has extensive experience dealing with all aspects of marketing and sales, as well as suppliers in both North America and China. Mr. Mann has been an investor in the Aura since 2007 and previously served as a director of the Company from November 28, 2017 (when he was appointed by the then-Board to fill one of the two existing vacancies) until January 11, 2018. Mr. Mann holds a degree in Business Administration from College St. Laurent, Montreal, Canada.

 Delinquent Section 16(a) Reports

Our shares of common stock are registered under the Securities Exchange Act of 1934, and therefore our executive officers and directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% stockholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file. Based on our review of the copies of such forms received by us, and to the best of our knowledge, no executive officers, directors and persons holding greater than 10% of our issued and outstanding stock have filed the required reports during the year ended February 28, 2019, except as follows: Ronald Buschur and Si Ryong Yu each filed a late Form 3 in connection with their appointment as directors in July 2018.

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

Audit Committee. The Audit Committee does not have a formal charter but is responsible primarily for overseeing the services performed by our independent registered public accounting firm, evaluating our accounting policies and system of internal controls, and reviewing our annual and quarterly reports before filing with the Securities and Exchange Commission. The current members of the Audit Committee are Mr. Salvador Diaz Versón Jr., Mr. David Mann, Dr. Robert Lempert and Mr. Gary Douglas. The Board of Directors has determined that the Audit Committee does not have a member who is an “audit committee financial expert” as such term is defined by the rules and regulations of the Securities and Exchange Commission. While the Board recognizes that the Board members serving on the Audit Committee do not meet the qualifications required of an “audit committee financial expert,” the Board believes that the appointment of a new director to the Board of Directors and to the Audit Committee at this time is not necessary as the level of financial knowledge and experience of the current member of the Audit Committee, including such member’s ability to read and understand fundamental financial statements, is sufficient to adequately discharge the Audit Committee’s responsibilities

Compensation Committee. The Compensation Committee does not have a formal charter but reviews and recommends to the full Board the amounts and types of compensation to be paid to the Chairman and Chief Executive Officer; reviews and approves the amounts and types of compensation to be paid to our other executive officers and the non-employee directors; reviews and approves, on behalf of the Board, salary, bonus and equity guidelines for our other employees; and administers our equity plans. The Compensation Committee is currently comprised of Mr. David Mann, Ms. Cipora Lavut and Dr. Robert Lempert.

Nominating Committee. The Nominating Committee does not have a formal charter but assists the Board in identifying qualified individuals to become directors, determines the composition of the Board and its committees, monitors the process to assess the Board’s effectiveness and helps develop and implement our corporate governance guidelines. The Nominating Committee also considers nominees proposed by stockholders. The Nominating Committee currently consists of Mr. David Mann, Ms. Cipora Lavut and Dr. Robert Lempert.

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

2019 Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)(2)	Option Awards ($) (3)	Non-Equity Incentive Compensation (3)	All Other Compensation ($)		Total ($)

Melvin Gagerman (1)	2018	32,000	-	-	2,000	(2)	34,000
Chief Executive Officer, Chief Financial Officer	2019	192,000	-	-	31,661	(3)	223,661
Kevin Michaels (4)
Treasury Officer	2019	0	-	-			0

(1)	Mr. Gagerman was elected Chairman and Chief Financial Officer effective February 1, 2006 and was elected President and Chief Executive Officer effective May 25, 2006. On March 28, 2018, Mr. Gagerman was terminated by the then-seated Board of Directors but was subsequently re-appointed. Mr. Gagerman was permanently terminated on July 9, 2019.

Mr. Gagerman’s 2006 employment contract expired in 2014. During fiscal year 2018, Mr. Gagerman received a total of $32,000 in compensation; Mr. Gagerman did not receive a salary during the period from March 1, 2016 through January 11, 2018, however, on January 11, 2018 the Board of Directors authorized the Company to pay Mr. Gagerman a salary of $16,000 per month plus various benefits. As previously reported by the Company, on January 11, 2018 the Board of Directors authorized the Company to pay Mr. Gagerman a monthly salary of $16,000 and to provide Mr. Gagerman with health and life insurance benefits commensurate with those given to all other employees. No other benefits or compensation were authorized by the Board of Directors.

(2)	Represents an auto-allowance of $1,000 per month for two months.

(3)	Represents an auto-allowance of $1,000 per month for 12 months and the reimbursement of $19,661 in personal health expenses for Mr. Gagerman and his spouse. No other employees received similar benefits.

(4)	Mr. Michaels began serving as Treasury Officer in February 2019; he was terminated in July 2019. Mr. Michaels received $41,000 in compensation after February 28, 2019.

Outstanding Equity Awards at 2019 Fiscal Year-End

Neither Mr. Gagerman nor Mr. Michaels have outstanding stock option awards as of February 28, 2019.

Option Exercises and Stock Vesting During 2019

No stock options were exercised during fiscal 2019 by the individuals named in the Summary Compensation Table. No stock awards were issued during fiscal 2019.

Employment Contracts, Termination of Employment Contracts and Change in Control Arrangements

We do not currently have any employment agreements with any of our Named Executive Officers. As previously reported, on January 11, 2018, the Board of Directors authorized the Company to pay Melvin Gagerman a monthly salary of $16,000 and to provide Mr. Gagerman with health and life insurance benefits commensurate with those given to all other employees. No other benefits or compensation to Mr. Gagerman was authorized by the Board of Directors.

Potential Payments to the Named Executive Officers Upon Termination or Change in Control

None of the named executive officers is entitled to any payments or benefits upon termination, whether by change in control or otherwise, other than benefits available generally to all employees.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, to the extent of our knowledge, certain information regarding our common stock owned as of February 28, 2019 (i) by each person who is known to be the beneficial owner of more than 5% of our outstanding common stock, (ii) by each of our Directors and the named executive officers in the Summary Compensation Table, and (iii) by all Directors and current executive officers as a group:

Beneficial Ownership Table

Beneficial Owner (1)	Number of Shares of Common Stock	Percent of Common Stock (1)
Melvin Gagerman (2)	1,113,829	2.1%
Kevin Michaels	0	0
William Anderson	2,857	* %
Salvador Diaz-Verson, Jr. (3)	296,664	* %
Gary Douglas (4)	220,000	* %
Sri Ryong Yu	0	0%
Ronald J. Buschur	0	0%
Cipora Lavut (5)	541,117	1.0%
David Mann (6)	1,736,884	3.2%
Robert Lempert (7)	291,963	* %
All current executive officers and Directors as a group (five) (3) (4) (5) (6) (7)	3,086,628	5.7%

5% Stockholders
Warren Breslow (8)	8,359,195	15.4%
Robert Kopple (9)	3,133,737	5.8%
Elimelech Lowy (10)	11,737,363	21.7%
Zvi (Harry) Kurtzman (11)	8,400,450	15.5%

*	Less than 1% of outstanding shares.

(1)	Beneficial ownership is determined in accordance with rules of the Securities and Exchange Commission. The calculation of the percentage of beneficial ownership is based upon 54,181,786 shares of common stock outstanding on October 9, 2019. In computing the number of shares beneficially owned by any stockholder and the percentage ownership of such stockholder, shares of common stock which may be acquired by a such stockholder upon exercise or conversion of warrants or options which are currently exercisable or exercisable within 60 days of October 9, 2019, are deemed to be exercised and outstanding. Such shares, however, are not deemed outstanding for purposes of computing the beneficial ownership percentage of any other person. Shares issuable upon exercise of warrants and options which are subject to stockholder approval are not deemed outstanding for purposes of determining beneficial ownership. Except as indicated by footnote, to our knowledge, the persons named in the table above have the sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. The mailing address for each of the officers and directors is c/o Aura Systems, Inc., 10541 Ashdale St., Stanton, CA 90680.

(2)	Includes 810,751 warrants and options exercisable within 60 days of August 20, 2019.

(3)	Including 255,848 warrants and options exercisable within 60 days of August 20, 2019.

(4)	200,000 warrants and options exercisable within 60 days of August 20, 2019.

(5)	Includes warrants to purchase 51,661 shares exercisable within 60 days of August 20, 2019.

(6)	Includes warrants to purchase 393,769 shares exercisable within 60 days of August 20, 2019 as well as 1,343,115 shares, 891,204 of which Mr. Mann has sole dispositive power and approximately 272,320 of which, Mr. Mann holds a power of attorney to vote such shares.

(7)	Includes warrants to purchase 100,000 shares exercisable within 60 days of August 20, 2019.

(8)	Includes warrants to purchase 666,000 shares exercisable within 60 days of August 20, 2019.

(9)	Based on a Schedule 13D filed by Mr. Kopple with the SEC on September 11, 2013. The business address of Mr. Kopple is 10866 Wilshire Blvd., Suite 1500, Los Angeles, California 90024. The Company is also presently engaged in a dispute with Mr. Kopple that includes a claim regarding approximately 3.278 million warrants which Mr. Kopple claims to be owed to him and his affiliates by the Company. The Company believes that it has valid defenses against Mr. Kopple’s claims and that no warrants are issuable to Mr. Kopple. Accordingly, the amount reflected herein does not include the warrants in dispute. See Item 3. “Legal Proceedings”, “Liquidity and Capital Resources” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K/A for additional information regarding the transactions under dispute.

(10)	Includes warrants to purchase 4,092,877 shares exercisable within 60 days of August 20, 2019 as well as 11,737,363 shares, 4,189,670 of which Mr. Lowy has sole dispositive power and approximately 6,547,693 of which, Mr. Lowy holds a power of attorney to vote such shares.

(11)	Includes options to purchase 485,714 shares and warrants to purchase 111,438 shares exercisable within 60 days of August 20, 2019.

Securities Authorized for Issuance Under Equity Compensation Plans as of February 28, 2019

Equity Compensation Plan Information as of February 28, 2019

	a.	b.	c.
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price for Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuances Under Equity Compensation Plans (Excluding Securities Reflected in Column (a.)
Equity compensation plans approved by equity holders	1,032,000	$1.40	1,681,037

Equity compensation plans not approved by equity holders	2,221,428	$1.40	491,608

(1)	Reflects options under the 2006 Stock Option Plan. The 2006 Stock Option Plan authorizes the Company to grant stock options exercisable for up to an aggregate number of shares of common stock equal to the greater of (i) 3,000,000 shares of common stock, or (ii) 10% of the number of shares of common stock outstanding from time to time. The numbers in this table are as of February 28, 2019.

For additional information regarding options and warrants, see Note 10 to our financial statements appearing elsewhere in this report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Transactions

During fiscal 2019, Si Ryong Yu, a Director of the Company, was paid an aggregate of $90,000 in consulting fees. See the related transactions disclosure under “Liquidity and Capital Resources” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K/A.

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

Director Independence

Using the definition of “independence” included in the listing rules of The Nasdaq Stock Market, our Board has determined that Salvador Diaz-Versón, Jr. and Gary Douglas are both independent directors.

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

Audit Fees

Services provided to us by KSP Group, Inc. with respect the audit of our annual financial statements and review of our annual reports on Form 10-K and for reviews of the financial statements are included in our quarterly reports on Form 10-Q for the first three quarters of the year ended February 28, 2019.

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

See Exhibit Index

ITEM 16. FORM 10-K SUMMARY

None.

INDEX TO EXHIBITS

Description of Documents

3.1	Amended and Restated Certificate of Incorporation of Aura Systems, Inc. (Incorporated by reference to Exhibit 3.1 to Aura Systems, Inc.’s Form 10-K filed on June 15, 2009)
3.1(a)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, dated February 14, 2018(Incorporated by reference to Exhibit 3.1 to Aura Systems, Inc.’s Current Report on Form 8-K filed on February 21, 2018)
3.2	Amended and Restated Bylaws of Aura Systems, Inc. (Incorporated by reference to Exhibit 3.2 to Aura Systems, Inc.’s Report on Form 10-K filed on June 15, 2009)
10.1*	Aura Systems, Inc. 2006 Stock Option Plan (Incorporated by reference to Exhibit 10.4 to Aura System, Inc.’s Form 10-K filed on March 25, 2008)
10.2*	Form of Aura Systems, Inc. Non-Statutory Stock Option Agreement (Incorporated by reference to Exhibit 10.5 to Aura System, Inc.’s Form 10-K filed on March 25, 2008)
10.3	Second Amendment to Transaction Documents dated March 14, 2017 among Registrant and those persons who have signed the signature page thereto (Incorporated by reference to Exhibit 10.1 to Aura Systems, Inc.’s Quarterly Report on Form 10-Q filed on October 25, 2017)
10.4	Third Amendment to Transaction Documents dated April 8, 2017 among Registrant and those persons who have signed the signature page thereto (Incorporated by reference to Exhibit 10.2 to Aura Systems, Inc.’s Quarterly Report on Form 10-Q filed on October 25, 2017)
10.5	Second Amendment to Debt Refinancing Agreement dated April 9, 2017 by and between Aura Systems, Inc., on the one hand, and Warren Breslow and the Survivor’s Trust Under the Warren L. Breslow Trust, on the other hand (Incorporated by reference to Exhibit 10.3 to Aura Systems, Inc.’s Quarterly Report on Form 10-Q filed on October 25, 2017)
10.6	First Amendment to Unsecured Convertible Promissory Note dated June 15, 2017 by and between the Survivor’s Trust Under the Warren L. Breslow Trust and the Registrant (Incorporated by reference to Exhibit 10.1 to Aura Systems, Inc.’s Quarterly Report on Form 10-Q filed on October 25, 2017)
10.7	Agreement entered into on June 19, 2017 between Aura Systems Inc. and BetterSea LLC (Incorporated by reference to Exhibit 10.1 to Aura Systems, Inc.’s Current Report on Form 8-K/A filed on May 9, 2018)
10.8	Financing Letter of Agreement dated June 20, 2014 between Aura Systems, Inc. and KF Business Ventures, LP, joined by its affiliate Kopple Family Partnership, LP (Incorporated by reference to Exhibit 10.31 to Aura Systems, Inc.’s Form 10-K for the period ended February 28, 2015)**
10.9	Unsecured Promissory Note dated June 20, 2014 by Aura Systems, Inc. in favor of KF Business Ventures, LP in the original principal amount of $2,915,206.11 (Incorporated by reference to Exhibit A to Exhibit 10.31 to Aura Systems, Inc.’s Form 10-K for the period ended February 28, 2015)**
10.10	Form of Warrant by Aura Systems, Inc. to KF Business Ventures, LP (Incorporated by reference to Exhibit B to Exhibit 10.31 to Aura Systems, Inc.’s Form 10-K for the period ended February 28, 2015)**
10.11	Sino-Foreign Cooperative Joint Venture Contract dated January 27, 2017 between Aura Systems, Inc. and Jiangsu AoLunTe Electrical Machinery Industrial Col, Ltd. (Incorporated by reference to Exhibit 10.1 to Aura Systems, Inc.’s Form 8-K filed on February 1, 2017)
10.12*	Aura Systems, Inc. Directors and Executive Officers Stock Option Plan (Incorporated by reference to Exhibit 10.67 to Aura Systems, Inc.’s Form S-1 filed on November 30, 2011)
14.1	Code of Ethics (Incorporated by reference to Exhibit 14.1 to Aura Systems, Inc.’s Annual Report on Form 10-K filed on June 13, 2018)
31.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	Label Linkbase Document
101.PRE	Presentation Linkbase Document

*	Indicates a management contract or compensatory plan or arrangement.

**	See Item 3. “Legal Proceedings” and Item 12. “Security Ownership of Certain Beneficial Owners and Management” included elsewhere in this Annual Report on Form 10-K/A for information on the dispute with Mr. Kopple regarding these exhibits.

In accordance with SEC Release 33-8238, Exhibit 32.1 and 32.2 are being furnished and not filed.

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AURA SYSTEMS, INC.

Dated:	October 23, 2019

By:	/s/ Cipora Lavut
Cipora Lavut
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signatures	Title	Date

/s/ Cipora Lavut	President (Principal Executive Officer), Board Chair	October 23, 2019
Cipora Lavut

/s/ David Mann	Chief Financial Officer (Principal Financial Officer,	October 23, 2019
David Mann	Principal Accounting Officer), Director

/s/ Robert Lempert	Director	October 23, 2019
Robert Lempert

/s/ Gary Douglas	Director	October 23, 2019
Gary Douglas

/s/ Salvador Diaz-Verson, Jr.	Director	October 23, 2019
Salvador Diaz-Verson, Jr.

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

/s/ KSP Group, Inc.

Certified Public Accountants

As discussed in note 13, the Company restated its financial statements for the year ended February 28, 2019

Los Angeles, California

June 12, 2019 except for Notes 2, 5,6,7,8,910,11, and 14 which are as of October 23, 2019

AURA SYSTEMS, INC.

BALANCE SHEETS

	As of	As of
	February 28, 2019	February 28, 2018
	Restated
Assets
Current assets
Cash and cash equivalents	$358,209	$748,008
Other current assets	59,849	42,165
Total current assets	418,058	790,173
Investment in joint venture	250,000	250,000
Total assets	$668,058	$1,040,173

Liabilities & Shareholders’ Deficit
Current liabilities
Accounts payable	$2,635,664	$5,377,259
Accrued expenses	3,205,456	3,211,635
Customer advances	1,136,542	503,632
Shares to be issued	-	2,280,964
Notes payable, current portion	847,537	777,537
Convertible notes payable and accrued interest-related party, net of discount	3,644,354	3,342,685
Convertible notes payable, net of discount	-	625,000
Notes payable and accrued interest-related party	6,156,375	5,353,980
Total current liabilities	17,625,929	21,472,692
Notes payable-related party	3,000,000	3,000,000
Note payable	215,181	-
Convertible notes payable	1,421,647	1,232,977
Total liabilities	22,262,757	25,705,669

Commitments and contingencies	-	-

Shareholders’ deficit
Common stock: $0.0001 par value; 150,000,000 shares authorized at February 28, 2019 and 2018; 53,714,145 and 41,437,035 issued and outstanding at February 28, 2019 and 2018, respectively	5,371	4,144
Additional paid-in capital	442,519,092	438,247,091
Subscription receivable	-	(1,300,000)
Accumulated deficit	(464,119,161)	(461,616,731)
Total shareholders’ deficit	(21,594,699)	(24,665,496)
Total liabilities and shareholders’ deficit	$668,058	$1,040,173

The accompanying notes are an integral part of these financial statements

AURA SYSTEMS, INC.

STATEMENTS OF OPERATIONS

	For the Year Ended	For the Year Ended
	February 28, 2019	February 28, 2018
	Restated
Net revenue	$39,274	$-
Cost of goods sold	170,263	-
Gross profit	(130,989)	-
Operating expenses
Engineering, research & development	494,636	102,679
Selling, general & administration	3,590,045	5,803,327
Total operating expenses	4,084,681	5,906,006
Loss from operations	(4,215,670)	(5,906,006)
Other income (expense)
Interest expense, net	(1,078,873)	(5,482,393)
Gain on debt settlement	2,747,298	13,089,048
Other (expense)	44,813	-
Total income (expense)	1,713,238	7,606,655
Net income (loss)	$(2,502,431)	$1,700,649

Net income (loss) per share	$(0.05)	$0.09
Basic weighted average shares outstanding	45,920,670	18,783,272
Diluted income (loss) per share	$(0.05)	$0.08
Dilutive weighted average shares outstanding	45,920,670	21,534,535

The accompanying notes are an integral part of these financial statements

AURA SYSTEMS INC.

STATEMENTS OF SHAREHOLDERS’ DEFICIT

FOR THE YEARS ENDED FEBRUARY 28, 2019 AND 2018

Restated for Year Ended February 28, 2019

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Subscription Receivable	Accumulated Deficit	Total Shareholders’ Deficit
Balance, February 28, 2017	16,284,492	$1,629	$410,509,367	$-	$(463,317,380)	$(52,806,384)
Shares issued for cash	4,081,633	408	3,299,592	(1,300,000)	-	2,000,000
Shares issued for debt settlement	19,963,767	1,996	18,467,578	-	-	18,469,574
Shares issued for services	928,572	93	884,907	-	-	885,000
Shares issued for accounts payable	178,571	18	174,982	-	-	175,000
Warrant expense	-	-	4,910,665	-	-	4,910,665
Net income	-	-		-	1,700,649	1,700,649
Balance, February 28, 2018	41,437,035	$4,144	$438,247,091	$(1,300,000)	$(461,616,731)	$(24,665,496)

Shares issued for cash	3,274,063	327	967,961	1,300,000	-	2,268,288
Shares issued for settlement (restated)	5,108,291	511	-	-	-	511
Prior year shares to be issued	2,256,444	226	2,280,735	-	-	2,280,961
Shares issued for debt settlement (restated)	1,419,562	141	476,072	-	-	476,213
Shares issued for accounts payable	218,750	22	108,407	-	-	108,429
Shares cancelled (restated)	-	-	-	-	-	-
Warrant expense	-	-	438,826	-	-	438,826
Net loss (restated)	-	-	-	-	(2,502,431)	(2,502,431)
Balance, February 28, 2019 (restated)	53,714,145	$5,371	$442,519,092	$-	$(464,119,162)	$(21,594,699)

The accompanying notes are an integral part of these financial statements

AURA SYSTEMS, INC.

STATEMENTS OF CASH FLOWS

	For the Year Ended	For the Year Ended
	February 28, 2019	February 28, 2018
	Restated
Net Income (loss)	$(2,502,431)	$1,700,649
Adjustments to reconcile net loss to cash used in operating activities
FMV of warrants issued for services	438,826	177,737
Amortization of debt discount	-	4,161,290
Gain on settlement of debt	(3,370,942)	(13,089,048)
Stock issued for legal settlement	26,724	-
Stock issued for services	-	885,000
(Increase) decrease in	-	-
Other current assets	(17,684)	(35,771)
Increase (decrease) in	-	-
Accts payable and accrued exp	2,334,512	3,528,777
Customer advances	632,910	(138,119)
Cash used in operating activities	(2,458,085)	(2,809,485)
Cash flows from investing activities
Investment in joint venture	-	(250,000)
Cash flows from financing activities
Issuance of common stock	968,286	2,000,000
Payment on notes payable	(50,000)	(197,970)
Proceeds from subscription AR	1,150,000	-
Proceeds from convertible note payable	-	1,749,594
Cash provided by financing activities	2,068,286	3,551,624

Net incr (decr) in cash and cash equivalents	(389,799)	492,139
Beginning cash	748,008	255,869
Ending cash	358,209	748,008
Supplemental schedule of non-cash financing and investing activities:
Accounts payable converted into shares of common stock	108,430	175,000
Notes payable converted into shares of common stock	450,000	7,818,834
Conversion of convertible shares into shares of common stock	-	9,985,536

The accompanying notes are an integral part of these financial statements

AURA SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

February 28, 2019

Restated

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (restated)

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

Fair Value of Financial Instruments

The Company measures our financial assets and liabilities in accordance with the requirements of FASB ASC 825 “Financial Instruments”. The carrying values of accounts receivable, accounts payable, current notes payable, accrued expenses and other liabilities approximate fair value due to the short-term maturities of these instruments. The carrying amounts of long-term convertible notes payable approximate their respective fair values because of their current interest rates payable and other features of such debt in relation to current market conditions.

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740, “Income Taxes”. Under FASB ASC 740, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial statement reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax expense for the period, if any, and the change during the period in deferred tax assets and liabilities.

The Company has significant income tax net operating losses; however, due to the uncertainty of the realizability of the related deferred tax asset and other deferred tax assets, a valuation allowance equal to the amount of deferred tax assets has been established at February 28, 2019 and February 28, 2018.

FASB ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merit.

Earnings (Loss) per Share

The Company utilize FASB ASC 260, “Earnings per Share.” Basic earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include additional common shares available upon exercise of stock options and warrants using the treasury stock method, except for periods of operating loss for which no common share equivalents are included because their effect would be anti-dilutive.

Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Recently Issued Accounting Pronouncements (restated)

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Topic 842 affects any entity that enters into a lease, with some specified scope exemptions. The guidance in this Update supersedes Topic 840, Leases. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For public companies, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Our assessment of the impact of adopting ASU No. 2016-02 as of the first interim period following December 15, 2018, for the three month period ending May 31, 2019, is none with respect to a retrospective adjustment to accumulated deficit as of February 28, 2019 and prospective amounts to be recorded as an asset or lease liability for the interim period ending May 31, 2019, respectively.

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

The Company has assessed the impact of the guidance by performing the following five steps analysis:

Step 1: Identify the contract

Step 2: Identify the performance obligations

Step 3: Determine the transaction price

Step 4: Allocate the transaction price

Step 5: Recognize revenue

NOTE 3 – INVENTORIES

Inventories at February 28, 2019 and 2018 consisted of the following:

	2019	2018

Raw materials	$1,932,050	$1,884,456
Finished goods	1,651,283	1,572,555

	3,583,333	3,457,011
Inventory reserve	(3,583,333)	(3,457,011)

Inventories	$-	$-

Inventories consist primarily of components and completed units for the Company’s AuraGen® product.

Early in our AuraGen® program, we determined it was most cost-effective to outsource production of components and subassemblies to volume-oriented manufacturers, rather than produce these parts in-house. As a result of this decision, a substantial inventory of components at volume prices, a portion of which was then assembled into finished AuraGen® units. We have been selling product from this inventory for several years. Management has analyzed its inventories based on its current business plan, current potential orders for future delivery, potential obsolescence and pending proposals with prospective customers and has determined we do not expect to realize all of its inventories within the next year. As described in Note 2 above, while the Company believes the inventory has some value, it has elected to fully reserve the inventory due to the inability of determining the demand and, therefore, fair market value at February 28, 2019 and 2018 is zero, respectively.

NOTE 4 – OTHER CURRENT ASSETS

Other current assets of $59,849 and $42,165 are comprised primarily of vendor advances of $57,777 and $42,165 as of February 28, 2019 and February 28, 2018, respectively.

NOTE 5 – NOTES PAYABLE (restated)

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

In 2016, the Company and the Company’s former Chief Executive Officer, Melvin Gagerman, were named among several other defendants in a lawsuit filed by two secured creditors demanding repayment of loans totaling $125,000 plus accrued interest and exemplary damages. In January 2017, the Company entered into an agreement with all secured creditors other than the two plaintiffs. In September 2018 the court entered a judgment of approximately $235,000 plus legal fees in favor of the two secured creditors. The Company subsequently appealed this judgment and, in September 2019, reached a settlement agreement with these creditors for an aggregate principle amount of $315,000, including $80,000 of plaintiff’s legal expenses, and initial payment of $20,000 on October 1, 2019, a payment schedule for monthly repayments of $10,000 commencing on October 15, 2019 and continuing for 12 months, and a final payment due on November 15, 2020.

	285,000	125,000
Convertible notes dated April 2016 thru February 2017 with B&H TEL LLC. The notes carry an interest rate of 5% and may be converted into the company shares of common if the shareholders approve a 7:1 reverse stock split. The note holder has elected not to convert and to have the note paid over an eleven-month period. The first payment of $50,000 was paid in April 2018 with the balance of the note being assumed by a third party and converted into common stock as of February 28, 2019.	-	500,000
	285,000	625,000
	5,484,184	5,635,514
Less: Current portion	$847,537	$1,402,537
Long-term portion	$4,636,647	$4,232,977

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

In February 2018, the Company issued 192,641 shares of its common stock to Steven Veen in satisfaction of $267,000 in debt. Despite this issuance, Mr. Veen claims to continue to be entitled to repayment of the $267,000 debt. Mr. Veen has, to-date, not surrendered the shares issued to him in fulfillment of the debt he claims to be still owed and continues to own the 192,641 shares as of the date of this filing. The Company’s new management team is in the process of investigating the circumstances surrounding Mr. Veen.

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

Abdou and Abdou

On June 20, 2013, the Company entered into an agreement with two individuals, Mr. M. Abdou and Mr. W. Abdou, for the sale of $125,000 of secured convertible notes payable (the “Notes”) and warrants. The Notes had a 1-year maturity date and were convertible into shares of common stock at the conversion price of $0.50 per share. The warrants were subsequently exercised. The Company recorded $24,470 as a discount, which has been fully amortized. There is a remaining balance of $125,000 as of February 28, 2018. In 2016, the Company and the Company’s former Chief Executive Officer, Melvin Gagerman, were named among several other defendants in a lawsuit filed by Mssrs. Abdou demanding repayment of loans totaling $125,000 plus accrued interest and exemplary damages. In January 2017, the Company entered into an agreement with all secured creditors other than Mr. W. Abdou and Mr. M. Abdou. In September 2018 the court entered a judgment of approximately $235,000 plus legal fees in favor of the Mssrs. Abdou. The Company subsequently appealed this judgment and, in September 2019, reached a settlement agreement with these creditors.

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

On January 30, 2017 the Company entered into an agreement entitled First Amendment to Transaction Documents with five of seven secured creditors holding a security interest in all of the Company’s assets except for its patents and other intellectual properties. These creditors are the seven listed above under Convertible Debt and include the following: Kenmont Capital Partners, LPD Investments, Guenther, Dresner, Lempert and Abdou and Abdou. All of the creditors entered into the January 30, 2017 agreement with the exception of Mr. W. Abdou and Mr. M. Abdou. The original agreement dated May 7, 2013 provided that if at least 75% of the stock issuable upon conversion of the convertible notes votes to amend the agreement and/or waive any conditions or defaults, then any such amendments or waivers shall be binding on all secured creditors. The five secured creditors signing the amendment total in excess of 95% of the issuable stock upon conversion and, therefore the agreement is binding on all seven of the secured creditors. The agreement provided that all accrued and unpaid interest will be added to the principal amount. The amended note provided for no interest from November 1, 2016 to February 14, 2018, the date at which the 1-for-7 reverse stock split became effective at which time 80% of the total debt including accrued interest was converted into shares of common stock and a new five year 5% per annum convertible note was issued for the remainder. The new amended and restated senior convertible notes have a maturity date of January 30, 2022. The five creditors and the Company entered into a Second Amendment to Transaction Documents on March 14, 2017 and a Third Amendment to Transaction Documents on April 8, 2017, both of which extended the required date of the stockholder approval of the 1-for-7 reverse stock split, which was completed on February 14, 2018. The amended and restated senior convertible notes also require the Company to make a “Required Cash Payment” as defined in the agreement if the Company receives at least $4,000,000 in aggregate gross proceeds from the sale of equity securities (including securities convertible into equity securities) of the Company in one or a series of related transactions. The Required Cash Payment is equal to the current outstanding balance of the notes, which was $1,149,007 at February 28, 2019, plus any outstanding accrued interest.

NOTE 6 – RELATED PARTIES TRANSACTIONS (restated)

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

Kopple Notes

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

Gagerman Note

Related parties transactions also includes $82,000 of unsecured notes payable plus accrued interest of $48,289 owed to Melvin Gagerman, the Company’s former CEO, pursuant to a demand note entered into on April 5, 2014.

NOTE 7 – ACCRUED EXPENSES (restated)

Accrued expenses at February 28, 2019 (restated) and 2018 consisted of the following:

	2019	2018
	Restated
Accrued payroll and related expenses	$2,732,019	$2,775,312
Accrued interest	428,625	401,323
Other (restated)	44,812	35,000
Total	$3,205,456	$3,211,635

Accrued payroll and related expenses consist of salaries and vacation time accrued but not paid to employees due to our lack of financial resources.

NOTE 8 – COMMITMENTS & CONTINGENCIES (Restated)

Leases

Our facilities consist of approximately 20,000 square feet in Stanton, California and an additional storage facility in Santa Clarita, California. The Stanton facility is used for some assembly and testing of AuraGen®/VIPER systems and is rented on a month-to-month basis. The rent for the Stanton facility is $10,000 per month and the storage facility is an additional $5,000 per month. Our current Stanton facility is not sufficient to support the expected operations and the Company is planning to look for a new facility to be used for limited production, testing, warehousing and engineering as well as needed office space for support staff. The Company also rents temporary storage space on a month-to-month basis. Commencing in February 2019, the Company began renting approximately 300 square feet of office space in Irvine, California at a cost of $ 2,350 per month on a month-to-month basis. In July 2019, the Company ceased renting this office space.

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

In addition, Jiangsu Shengfeng is required to purchase a minimum of $1,250,000 of product form the Company supported by letters of credit for distribution until their factory is built, equipment installed, and staff hired and properly trained by Aura personnel. Aura has also committed to supply personnel for six months at no cost other than to be reimbursed for travel, room and board. This commitment has been fulfilled and Aura is under no further obligation to supply personnel at no cost. The agreement was subject to the approval of the Chinese Government which was received in April 2017. Mr. Song the majority shareholder of the Chinese part of the joint venture also invested $2,000,000 in Aura’s common shares at a price of $1.40 per share.

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

In 2016, the Company and the Company’s former Chief Executive Officer, Melvin Gagerman, were named among several other defendants in a lawsuit filed by two secured creditors demanding repayment of loans totaling $125,000 plus accrued interest and exemplary damages. In January 2017, the Company entered into an agreement with all secured creditors other than the two plaintiffs. In September 2018 the court entered a judgment of approximately $235,000 in favor of the two secured creditors. The Company subsequently appealed this judgment and, in September 2019, reached a settlement agreement with these creditors (see note 14)

The Company is presently engaged in a dispute with one of its former directors, Robert Kopple, relating to approximately $9 million and approximately 3.15 million warrants which Mr. Kopple claims to be owed to him and his affiliates by the Company. In July 2017, Mr. Kopple filed suit against the Company as well as against current director Mr. Diaz-Verson and former directors Mr. Breslow and Mr. Howsmon, as well as Mr. Gagerman, the former CEO (not a director) in connection with these allegations. In 2018, the Court sustained demurrers by Mr. Diaz-Verson, Mr. Breslow, Mr. Howsmon and Mr. Gagerman and as a result of these successful demurrers, all four of these defendants have been dismissed from the suit. While the Company believes that it has certain valid defenses in these matters, the Company is currently in settlement discussions with Mr. Kopple. If the settlement negotiation is unsuccessful, the Company intends to vigorously defend against these claims. See “Liquidity and Capital Resources” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K for additional information regarding the transactions under dispute with Mr. Kopple.

In April 2018, the Company filed suit against its former counsel, Kilpatrick Townsend & Stockton LLP alleging various acts of malpractice and breach of fiduciary duty committed by the firm in connection with its representation of Aura. In June 2018, Kilpatrick Townsend & Stockton LLP filed a cross-complaint against the Company claiming in excess of $400,000 in allegedly unpaid legal fees. In January 2019, the Company reached a settlement with Kilpatrick Townsend & Stockton LLP, pursuant to which, among other things, Kilpatrick Townsend & Stockton LLP agreed to dismiss its cross-complaint and waive all unpaid legal fees. The action and the cross-complaint were both subsequently dismissed.

In February 2018, the Company failed to issue shares of stock contractually owed to BetterSea, LLC (“BetterSea”), one of the Company’s long-standing technical consultants. On August 15, 2018, 7,364,735 restricted shares were issued in fulfillment of this contractual obligation based on the then-outstanding closing quote of the stock. The issuance of the shares was previously reported by the Company. The Company also paid $20,000 in legal fees on behalf of BetterSea related to legal expense associated with the Company’s delays in the issuance of the stock. During the fiscal year ended February 28, 2019 and incorrectly reported on Form 10-K, issued on June 13, 2019, the Company overstated, as part of additional paid-in capital on the balance sheet as of February 28, 2019, the value of the 7,364,735 restricted shares issued to BetterSea by $1,991,739. In the balance sheet contained in this amended and restated report, the amount of $1,991,739 was reversed as a restatement of additional paid-in capital (see Note 13),

On March 26, 2019, various stockholders of the Company controlling a combined total of more than 27.5 million shares delivered a signed written consent to the Company removing Ronald Buschur as a member of the Company’s Board and electing Cipora Lavut as a director of the Company.  On March 27, 2019, those same stockholders delivered a further signed written consent to the Company removing William Anderson and Si Ryong Yu as members of the Company’s Board and electing Robert Lempert and David Mann as directors of the Company. These written consents represented a majority of the outstanding shares of the Company’s common stock as of March 26, 2019 and March 27, 2019, respectively. Because of Aura’s refusal to recognize the legal effectiveness of the consents, on April 8, 2019 the stockholders filed suit in the Court of Chancery of the State of Delaware pursuant to Section 225 of the Delaware General Corporations Law, seeking an order confirming the validity of the consents and declaring that Aura’s Board consists of Ms. Lavut, Mr. Mann, Mr. Lempert, Mr. Douglas and Mr. Diaz-Versón, Jr. On July 8, 2019 the Court of Chancery entered final judgment in favor of the stockholder plaintiffs, confirming that (a) Ronald Buschur, Si Ryong Yu and William Anderson had been validly removed by the holders of a majority of the Company’s outstanding stock acting by written consent (b) Ms. Lavut, Mr. Mann and Mr. Lempert had been validly elected by the holders of a majority of the Company’s outstanding stock acting by written consent, and (c) the Company’s Board of Directors validly consists of Cipora Lavut, David Mann, Robert Lempert, Gary Douglas and Salvador Diaz-Versón, Jr.

NOTE 9 – STOCKHOLDERS’ DEFICIT (restated)

Common Stock

At February 28, 2019 and 2018, the Company had 150,000,000 shares of $0.0001 par value common stock authorized for issuance. During the year ended February 28, 2019, the Company issued 3.3 million shares of common stock for cash totaling $1.0 million and 9.0 million shares of common stock in settlement of $2.9 million of debt. For the year ended February 28, 2018, the Company issued 4.1 million shares of common stock for cash totaling $3.3 million and 21.1 million shares of common stock valued at $19.5 million for the settlement of debt.

As of February 28, 2018, the Company had a subscription receivable that consisted of a $1.3 million receivable for 2,653,061 shares of the Company’s common stock. Following resolution of a dispute regarding the Company’s failure to issue certain shares due to the investor from a previous investment, $1,000,000 was delivered in April 2018, and $150,000 was paid later in fiscal 2019. During fiscal 2019 the Company received $1,150,000 in cash from the investor with the balance of $150,000 being applied through the assumption of the B&H note.

In February 2018, the Company failed to issue shares of stock contractually owed to BetterSea, LLC (“BetterSea”), one of the Company’s technical consultants. On August 15, 2018, 7,364,735 restricted shares were issued in fulfillment of this contractual obligation based on the then-outstanding closing quote of the stock. The issuance of the shares was previously reported by the Company. The Company also paid $20,000 in legal fees on behalf of BetterSea related to legal expense associated with the Company’s delays in the issuance of the stock.

Employee Stock Options

The 2006 Employee Stock Option Plan

In September 2006, our Board of Directors adopted the 2006 Employee Stock Option Plan (“2006 Plan”), subject to shareholder approval, which was obtained at a special shareholders meeting in 2009. Under the 2006 Plan, the Company may grant options for up to the greater of Three Million (3,000,000) or 10% of the number of shares of the Common Stock of Aura from time to time outstanding. The shares of Common Stock available under the 2006 Plan was increased to the greater of Ten Million shares (10,000,000) or 15% of the number of shares of Common Stock of Aura from time to time outstanding at the October 2011 shareholders meeting. The exercise price of each option shall be at least equal to the fair market value of such shares on the date of grant. The term of the options may not be greater than ten years, and they typically vest over a three-year period. No options under the 2006 Plan have been issued since 2016.

The 2011 Director and Executive Officers Stock Option Plan

In October 2011 shareholders approved the 2011 Director and Executive Officers Stock Option Plan (“2011 Plan”) at the Company’s annual meeting. Under the 2011 Plan, the Company may grant options, or warrants, for up to 15% of the number of shares of Common Stock of the Company from time to time outstanding. Pursuant to this plan, the Board or a committee of the Board may grant an option to any person who is elected or appointed a director or executive officer of the Company. The exercise price of each option shall be at least equal to the fair market value of such shares on the date of grant. The term of the options may not be greater than five years.

Activity in the 2006 Plan is restated as follows:

	Number of Shares	Exercise Prices	Weighted Average Intrinsic Value
Outstanding, February 28, 2018	1,032,000	$1.40	$-
Granted	-	-	-
Exercised	-	-	-
Cancelled	(385,000)	$1.40	-
Outstanding, February 28, 2019	647,000	$1.40	$-

The exercise prices for the options outstanding at February 28, 2019, and information relating to these options is as follows:

Options Outstanding				Exercisable Options
Range of Exercise Price	Number	Weighted Average Remaining Life	Weighted Average Exercise Price	Weighted Average Remaining Life	Number	Weighted Average Exercise Price
$1.40	647,000	1.00 Yr	$1.40	1.00 Yr	647,000	$1.40

Warrants

Activity in the 2011 Plan for issued and outstanding warrants is as follows:

	Number of Shares	Exercise Prices
Outstanding, February 28, 2018	8,743,505	$0.70 - $1.40
Granted	645,957	$1.40
Exercised	-	-
Cancelled	(1,898,475)	$0.70 - $1.40
Outstanding, February 28, 2019	7,490,987	$1.40

The exercise prices and information related to the warrants under the 2011 Plan outstanding at February 28, 2019 is as follows:

Range of Exercise Price	Stock Warrants Outstanding	Stock Warrants Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price of Warrants Outstanding	Weighted Average Exercise Price of Warrants Exercisable
$1.40	7,490,987	7,485,987	3.50 Yrs.	$1.40	$1.40

NOTE 10 – GOING CONCERN (restated)

The accompanying restated consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  During the fiscal years ended February 28, 2019 and February 28, 2018, the Company incurred a loss of $2,502,431 and income of $1,700,649, respectively, and had negative cash flows from operating activities of $2,458,086 and $2,809,484, respectively.

In the event the Company is unable to generate profits and is unable to continue to obtain financing for its working capital requirements, it may have to curtail its business further or cease business altogether.

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

During the next twelve months we intend to continue to attempt to increase the Company’s operations and focus on the sale of our AuraGen® products both domestically and internationally and to hire a new management team. In addition, we plan to locate to a new facility for operations, as well as, rebuild the engineering and sales teams as well as utilizing third party contractors to support the operation. We anticipate being able to obtain new sources of funding to support these actions in the upcoming fiscal year.

NOTE 11 – INCOME TAXES

The Company did not record an income tax expense due to the net loss during the year ended February 28, 2019 and the income recorded during the year ended February 28,2018 that was offset by net operating loss carryforwards. The actual tax benefit differs from the expected tax benefit computed by applying the combined United States corporate tax rate and the State of California tax rate of 6% to loss before income taxes as follows for the years ended February 28, 2019 and February 28, 2018:

	2019		2018
Current:	$		$
Federal		-		-
State		800		800

Total		800		800

Deferred
Federal		-		-
State		-		-

Total		-		-
Total Income Tax Provision
		$800		$800

The provision for income tax is included with other expense in the accompanying consolidated financial statements.

	2019	2018

Expected tax benefit	21.0%	21.0%
State income taxes, net of federal benefit	6.0	6.0
Changes in valuation allowance	(27.0)	(27.0)
Total	-%	-%

The following table summarizes the significant components of our deferred tax asset at February 28, 2019 and February 28, 2018:

	2019	2018
Deferred tax asset
Primarily relating to net operating loss carry-forwards, but also reserves for inventory and accounts receivable, stock-based compensation and other	52,800,000	66,000,000
Valuation allowance	(52,800,000)	(66,000,000)
Net deferred tax asset	$-	$-

We recorded an allowance of 100% for deferred tax assets due to the uncertainty of its realization.

At February 28, 2019, we had operating loss carry-forwards of approximately $251,425,000 for federal purposes, which expire through 2039, and $41,006,000 for state purposes, which expire through 2039.

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

NOTE 13 – FINANCIAL STATEMENT RESTATEMENTS

The financial statement restatement and amended amounts included in this amended report are described below along with comparison to financial statement amounts previously reported on Form 10-K, issued on June 13, 2019 for the year ended February 28, 2019:

i.	Accounts payable and selling, general & administration expense were understated by $31,395, respectively, with respect to unrecorded expense related to outside consultant and legal expense incurred during fiscal year 2019.
ii.	Additional paid-in capital and selling, general & administration expense were overstated by $1,991,740, respectively, due to an incorrect fair value associated with common shares issued during 2019 to BetterSea, a technical consultant to the Company (see Note 8).
iii.	Accounts payable was overstated and gain on debt settlement was understated by $100,000, respectively, with respect to amounts incorrectly recorded as an accounts payable due to a vendor.
iv.	Restated basic and diluted loss per share for the year ended February 28, 2019 reduced by $0.05 due to the reduced restated net loss for the same period and the restated weighted average number of common shares outstanding for the same period increased by 272,428 shares. The balance sheet at February 28, 2019 was restated for common shares outstanding from 52,082,083 to 53,714,145.
v.	Notes payable, general & administration expense, gain on debt settlement and additional paid-in capital are amended to include $80,162 in accrued legal expense and recognition of a net loss of $26,212 related to the issuance of 111,092 common shares in connection with the September 2019 Agreement Regarding Payment of Court Judgment in Installments, On Timeline, And Staying Execution (“Abdou Payment Agreement”), in which the Company was held liable for payment of such expense (see note 14) over a period ending November 15, 2020. In addition to the legal expenses of $80,162, the Company is reclassifying the principle amount of $125,000 from convertible notes payable and $110,000 of accrued interest reported previously as part of accrued expenses to note payable on the balance sheet as of February 28, 2019, including that portion due within twelve months from February 28, 2019 of $70,000 as part of notes payable, current portion.
vi.	Additional paid-in capital was understated by and accrued expense was overstated by $67,893 as a result of cash payments received by the Company prior to February 28, 2019 for a definitive number of common shares and recorded as a liability.

Balance Sheet	Previously	Restatement
as of February 28, 2019	Reported	Adjustment		Restated
Assets
Current assets
Cash and cash equivalents	$358,209	$-		$358,209
Other current assets	59,849	-		59,849
Total current assets	418,058	-		418,058
Investment in joint venture	250,000	-		250,000
Total assets	$668,058	$-		$668,058
	$
Liabilities & Shareholders’ Deficit
Current liabilities
Accounts payable	$2,704,269	$(68,605)	i, iii	$2,635,664
Accrued expenses	3,383,369	(177,912)	v,vi	3,205,456
Customer advances	1,136,542	-		1,136,542
Shares to be issued	-	-		-
Notes payable, current portion	777,537	70,000	v.	847,537
Convertible notes payable and accrued interest-related party, net of discount	3,644,354	-		3,644,354
Convertible notes payable, net of discount	125,000	(125,000)	v.	-
Notes payable and accrued interest-related party	6,156,375	-		6,156,375
Total current liabilities	17,927,446	(301,517)		17,625,929
Notes payable-related party	3,000,000	-		3,000,000
Note payable	-	215,181	v.	215,181
Convertible notes payable	1,421,647	-		1,421,647
Total liabilities	22,349,093	(86,336)		22,262,757

Commitments and contingencies	-	-		-

Shareholders’ deficit
Common stock: $0.0001 par value; 150,000,000 shares authorized at February 28, 2019 and 2018; 53,714,145 (restated) and 41,437,035 issued and outstanding at February 28, 2019 and 2018, respectively	5,209	162	iv,v.	5,371
Additional paid-in capital	444,386,887	(1,867,795)	ii,v,vi	442,519,092
Subscription receivable	-	-		-
Accumulated deficit	(466,073,131)	1,953,970	i,ii,iii,v	(464,119,161)
Total shareholders’ deficit	(21,681,035)	86,336		(21,594,699)
Total liabilities and shareholders’ deficit	$668,058	$(0)		$668,058

Statement of Operations	Previously	Restatement
for the year ended February 28, 2019	Reported	Adjustment		Restated

Net revenue	$39,274	$-		$39,274.00
Cost of goods sold	170,263	-		170,263
Gross profit	(130,989)	-		(130,989)
Operating expenses
Engineering, research & development	494,636	-		494,636
Selling, general & administration	5,470,228	(1,880,183)	i,ii,v	3,590,045
Total operating expenses	5,964,863	(1,880,183)		4,084,681
Loss from operations	(6,095,853)	1,880,183		(4,215,670)
Other income (expense)
Interest expense, net	(1,078,873)	-		(1,078,873)
Gain on debt settlement	2,673,511	73,787	iii,v	2,747,298
Other (expense)	44,813	-		44,813
Total income (expense)	1,639,451	73,787		1,713,238
Net income (loss)	$(4,456,401)	$1,953,970		$(2,502,431)

Net income (loss) per share	$(0.10)	$0.05	iv	$(0.05)
Basic weighted average shares outstanding	45,648,202	272,468	iv	45,920,670
Diluted income (loss) per share	$(0.10)	$0.05	iv	$(0.05)
Dilutive weighted average shares outstanding	45,648,202	272,468	iv	45,920,670

Statement of Cash Flows	Previously	Restatement
for the year ended February 28, 2019	Reported	Adjustment		Restated

Net Income (loss)	$(4,456,401)	$1,953,970	ii,iii,I,v	$(2,502,431)
Adjustments to reconcile net loss to cash used in operating activities
FMV of warrants issued for services	438,826	(0)		438,826
Amortization of debt discount	-	-		-
Gain on settlement of debt	(3,270,942)	(100,000)	iii	(3,370,942)
Stock issued for legal settlement	1,992,251	(1,965,527)	ii,v.	26,724
Stock issued for services	-	-		-
(Increase) decrease in	-	-		-
Other current assets	(17,684)	(0)		(17,684)
Increase (decrease) in	-	-		-
Accts payable and accrued exp	2,215,741	118,771	iii, i	2,334,512
Customer advances	632,910	0		632,910
Cash used in operating activities	(2,465,299)	7,214		(2,458,085)
Cash flows from investing activities
Investment in joint venture	-	-		-
Cash flows from financing activities
Issuance of common stock	900,500	67,785	vi.	968,286
Payment on notes payable	(50,000)	-		(50,000)
Proceeds from subscription AR	1,225,000	(75,000)	vi.	1,150,000
Proceeds from convertible note payable	-	-		-
Cash provided by financing activities	2,075,500	(7,215)		2,068,286

Net incr (decr) in cash and cash equiv	(389,799)	(1)		(389,799)
Beginning cash	748,008	-		748,008
Ending cash	$358,209	$(1)		$358,209

Supplemental schedule of non-cash financing and investing activities:
Accounts payable converted into shares of common stock	108,430	-		108,430
Notes payable converted into shares of common stock	420,000	30,000		450,000

NOTE 14 – SUBSEQUENT EVENTS

In 2016, the Company and the Company’s former Chief Executive Officer, Melvin Gagerman, were named among other defendants in a lawsuit filed by two secured creditors (M. Abdou and W. Abdou) demanding repayment of loans totaling $125,000 plus accrued interest and exemplary damages. In September 2018, the court entered a judgment (“September Judgment”) of approximately $235,000 plus legal fees in favor of the two secured creditors. The Company subsequently appealed this judgment and, in September 2019, reached an agreement with these creditors to implement a payment plan in accordance with the September Judgment on the following settlement terms: (i) the aggregate principle amount of the debt consisting of unpaid principle, accrued interest and reimbursable legal expenses of $80,162 is approximately $315,000 (ii) a simple per annum interest rate of 10% would apply during future periods on the principle amount (iii) the Company would make an initial $20,000 payment (iv) an installment payment plan pursuant to which the Company would make $10,000 monthly payments commencing on October 15, 2019 and continuing for a period of one-year (v) on November 15, 2020, the Company will make a final payment covering all unpaid principle and interest amounts (vi) the creditors’ agree to sell the approximate 111,000 shares of the Company’s common shares held by them for $30,000 and apply those proceeds to the outstanding principle amount of $315,000 initially due to them.

Accordingly, the Company recorded in the restated financial statements as of February 28, 2019 (i) additional legal expense of $80,162 (ii) reclassified the original principle amount of $125,000 from convertible notes payable to notes payable (iii) reclassified approximately $110,000 of accrued interest from accrued expense to notes payable (iv) recorded the legal expense of $80,162 to note payable (v) recorded a gain to settlement of debt of $30,000 on the Statement of Operations for the year ended February 28, 2019 and a corresponding reduction to note payable and (vi) recorded a loss to settlement of debt of $56,212 related to the fair value of the 111,092 shares at February 28, 2019 that were sold by the creditor to a third party with the proceeds of $30,000 applied to the principle amount. These subsequent event adjustments reflect the fact that the September Judgment had occurred in fiscal 2019 and that the Abdou Payment Agreement, dated in September 2019 and prior to the issuance of this Amended Report on Form 10-K/A, provided additional information about an event that occurred prior to February 28, 2019.