Form 10-Q
period 2019-08-31
AURA SYSTEMS INC
filed 2019-11-14
CIK 826253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding October 28, 2019
Common Stock, par value $0.0001 per share	54,362,494 shares

AURA SYSTEMS, INC.

i

ITEM 1. FINANCIAL STATEMENTS

AURA SYSTEMS, INC.
BALANCE SHEETS

(Unaudited)

	August 31,	February 28,
	2019	2019
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$94,785	$358,209
Other current assets	51,492	59,849
Total current assets	146,277	418,058
Investment in joint venture	250,000	250,000
Total assets	$396,277	$668,058

Liabilities & Shareholders' Deficit
Current liabilities
Accounts payable	$2,395,781	$2,635,664
Accrued expenses	3,161,300	3,205,456
Customer advances	1,136,542	1,136,542
Notes payable, current portion	907,536	847,537
Convertible notes payable and accrued interest-related party, net of dis	3,796,062	3,644,354
Notes payable and accrued interest-related party	6,423,509	6,156,375
Total current liabilities	17,820,730	17,625,929
Notes payable-related party	3,000,000	3,000,000
Note payable	155,181	215,181
Convertible notes payable	1,421,647	1,421,647
Total liabilities	22,397,559	22,262,757
Commitments and contingencies	-	-
Shareholders' deficit
Common stock: $0.0001 par value; 150,000,000 shares authorized at August 31 and February 28, 2019; 55,402,545 and 53,714,145 issued and outstanding at August 31 and February 28, 2019, respectively	5,539	5,371
Additional paid-in capital	442,998,999	442,519,092
Accumulated deficit	(465,005,820)	(464,119,161)
Total shareholders' deficit	(22,001,282)	(21,594,699)
Total liabilities and shareholders' deficit	$396,277	$668,058

The accompanying notes are an integral part of these financial statements.

AURA SYSTEMS, INC.
STATEMENTS OF OPERATIONS
FOR THREE AND SIX MONTHS ENDED AUGUST 31, 2019 AND 2018

	Three-months ended August 31,		Six-months ended August 31,
	2019	2018	2019	2018
	(unaudited)	(restated)	(unaudited)	(restated)
Net revenue	$348,075	$1,874	$348,075	$39,724
Cost of goods sold	29,208	58,317	32,097	73,444
Gross profit (loss)	318,867	(56,443)	315,978	(33,720)
Operating expenses
Engineering, research & development	34,359	31,023	92,552	163,876
Selling, general & administration	211,059	1,049,573	508,282	2,051,539
Total operating expenses	245,418	1,080,596	600,834	2,215,415
Income (loss) from operations	73,449	(1,137,039)	(284,856)	(2,249,135)
Other expense
Interest expense, net	284,788	276,155	601,803	553,372
Other (expense)	-	-	-	(352,931)
Total other expense	284,788	276,155	601,803	200,441
Net loss	$(211,339)	$(1,413,194)	$(886,659)	$(2,449,576)

Net loss per share	$(0.00)	$(0.03)	$(0.02)	$(0.06)
Basic weighted average shares outstanding	54,102,025	42,877,964	53,982,813	42,157,498
Diluted loss per share	$(0.00)	$(0.03)	$(0.02)	$(0.06)
Dilutive weighted average shares outstanding	54,102,025	42,877,964	53,982,813	42,157,498

See accompanying notes to these unaudited financial statements.

AURA SYSTEMS, INC.
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED AUGUST 31, 2019 AND 2018

	August 31,
	2019	2018
	(unaudited)	(restated)
Net loss	$(886,659)	$(2,449,576)
Adjustments to reconcile net loss to cash used in operating activities
FMV of warrants issued for services	-	438,826
Stock issued for services	-	510
(Increase) decrease in
Other current assets	8,357	18,324
Increase (decrease) in		-
Accts payable, customer deposits and accrued expenses	464,525	221,596
Cash used in operating activities	(413,777)	(1,770,320)

Cash flows from financing activities
Issuance of common stock	150,353	-
Payment on notes payable	-	(50,000)
Proceeds from subscription receivable	-	1,125,000
Cash provided by financing activities	150,353	1,075,000

Net incr (decr) in cash and cash equivalents	(263,424)	(695,320)
Beginning cash	358,209	748,008
Ending cash	$94,785	$52,688
Cash paid in the period for:
Interest	$-	$37,500
Income taxes	$-	$-

See accompanying notes to these unaudited financial statements.

AURA SYSTEMS INC.
STATEMENTS OF SHAREHOLDERS’ DEFICIT
FOR THE SIX MONTHS ENDED AUGUST 31, 2019
(Unaudited)

	Common	Common	Additional			Total
	Stock	Stock	Paid-In	Subscription	Accumulated	Shareholders'
	Shares	Amount	Capital	Receivable	Deficit	Deficit

Balance, February 28, 2019	53,714,145	$5,371	$442,519,092	$-	$(464,119,162)	$(21,594,699)

Shares issued for cash	658,015	66	150,287			150,353
Shares issued for debt	1,030,385	103	329,620			329,723
Net loss					(886,659)	(886,659)
Balance, August 31, 2019	55,402,545	$5,540	$442,998,999	$-	$(465,005,822)	$(22,001,283)

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

NOTE 2 – ACCOUNTING POLICIES

Accounting principles

In the opinion of management, the accompanying balance sheets and related interim statements of income and comprehensive income, and cash flows include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the Company’s Amended Annual Report on Form 10-K/A for the year ended February 28, 2019 filed on October 24, 2019 with the United States Securities and Exchange Commission (“SEC”).

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

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Topic 842 affects any entity that enters into a lease, with some specified scope exemptions. The guidance in this Update supersedes Topic 840, Leases. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For public companies, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company evaluated the impact of the adoption of Topic 842 effective for the six-months ended August 31, 2019 and the impact was none on the Condensed Financial Statements.

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. During the six months ended August 31, 2019 and 2018, the Company incurred losses of $886,659 and $2,449,576, respectively, and had negative cash flows from operating activities of $413,777 and $1,770,320, respectively.

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

Beginning with the second quarter of fiscal year 2020, we increased operations of our AuraGen®/VIPER business and during the second quarter we recognized approximately $348,000 in revenue. We plan to lease or acquire a new facility of approximately 50,000 square feet to support operations during the remainder of fiscal 2020.

NOTE 4 – NOTES PAYABLE

Notes payable consisted of the following:

	August 31, 2019	February 28, 2019

Demand promissory notes payable with six individuals, carrying an interest rate of 10% (see Demand Promissory Notes below)	$777,537	$777,537

Note payable – related party, carrying an interest rate of 5% - see note 6, Breslow Note, for further details	3,000,000	3,000,000

Convertible Promissory Note dated August 10, 2012, due August 10, 2017, convertible into shares of our common stock at a price of $0.76 per share. The note carries an interest rate of 7% with interest only payments due on the 10th of each month with the principal payment due on the maturity date. On January 30, 2017, this note was amended providing, among other things, for the conversion of 80% of the principal and accrued interest into common stock at $1.386 per share conditioned on the occurrence of certain future events the last of which was completed on February 14, 2018. See 7% Convertible Promissory Notes – Dalrymple August 2012 for further details.	264,462	264,462

Convertible Promissory Note dated October 2, 2012, due October 2, 2017, convertible into shares of our common stock at a price of $0.76 per share. The note carries an interest rate of 7% with interest only payments due on the 2nd of each month with the principal payment due on the maturity date. On January 30, 2017, this note was amended providing, among other things, for the conversion of 80% of the principal and accrued interest into common stock at $1.386 per share conditioned on the occurrence of certain future events the last of which was completed on February 14, 2018. See 7% Convertible Promissory Notes – Dalrymple October 2012 for further details.	133,178	133,178

Senior secured convertible notes dated May 7, 2013, due May 7, 2014, convertible into shares of our common stock at a price of $0.75 per share. The notes carry an interest rate of 12% with interest due on the last day of the month. On January 30, 2017, this note was amended providing, among other things, for the conversion of 80% of the principal and accrued interest into common stock at $1.386 per share conditioned on the occurrence of certain future events the last of which was completed on February 14, 2018. See Convertible Debt – Kenmont Capital Partners, LPD Investments and Guenther for further details.	945,825	945,825

Senior secured convertible notes dated June 20, 2013, due June 20, 2014, convertible into shares of our common stock at a price of $0.50per share. On January 30, 2017, this note was amended providing, among other things, for the conversion of 80% of the principal and accrued interest into common stock at $1.386 per share conditioned on the occurrence of certain future events the last of which was completed on February 14, 2018. See Convertible Debt – Dresner and Lempert for further details.	78,182	78,182
	$1,421,647	$1,421,647
In 2016, the Company and the Company’s former Chief Executive Officer, Melvin Gagerman, were named among several other defendants in a lawsuit filed by two secured creditors demanding repayment of loans totaling $125,000 plus accrued interest and exemplary damages. In January 2017, the Company entered into an agreement with all secured creditors other than the two plaintiffs. In September 2018 the court entered a judgment of approximately $235,000 plus legal fees in favor of the two secured creditors. The Company subsequently appealed this judgment and, in September 2019, reached a settlement agreement with these creditors for an aggregate principle amount of $315,000, including $80,000 of plaintiff’s legal expenses, and initial payment of $20,000, a payment schedule for monthly repayments of $10,000 commencing on October 15, 2019 and continuing for 12 months, and a final payment due on November 15, 2020. The creditors also committed to selling their shares in the Company of approximately 111,000 shares and applying the proceeds from the sale of $30,000 as a reduction of the principle amount of the note.	285,000	285,000
	$5,484,184	$5,484,184
Less: Current portion	$907,536	$847,537
Long-term portion	$4,576,648	$4,636,647

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

CONVERTIBLE DEBT

Kenmont Capital Partners

On May 7, 2013, the Company transferred 4 notes payable with a total principal value of $1,000,000 together with accrued interest, and consulting fees to a senior secured convertible note with a principal value of $1,087,000 (“New Kenmont Note”) and warrants to Kenmont Capital Partners LP. The New Kenmont Note had a 1-year maturity date and was convertible into shares of common stock at the conversion price of $0.75 per share. The warrants were subsequently exercised. The Company recorded $342,020 as a discount, which has been fully amortized. There is a remaining balance of $549,954 as of August 31, 2019.

LPD Investments

On May 7, 2013, the Company transferred 2 note payables with a total principal value of $550,000 together with accrued interest to a senior secured convertible note with a principal value of $558,700 (“New LPD Note”) and warrants to LPD Investments, Ltd. The New LPD Note had a 1-year maturity date and was convertible into shares of common stock at the conversion price of $0.75 per share. The warrants were subsequently exercised. The Company recorded $175,793 as a discount, which has been fully amortized. There is a remaining balance of $163,677 as of August 31, 2019.

Guenther

On May 7, 2013, the Company entered into an agreement with an individual, Mr. Guenther, for the sale of $750,000 of secured convertible note payable (the “Note”) and warrants. The Note had a 1-year maturity date and was convertible into shares of common stock at the conversion price of $0.75 per share. The warrants entitle the holder to acquire 1,000,000 shares and have an initial exercise price of $0.75 per share and have a 7-year term. The Company recorded $235,985 as a discount, which has been fully amortized. There is a remaining balance of $232,194 as of August 31, 2019.

Dresner and Lempert

On June 20, 2013, the Company entered into an agreement with two individuals, Mr. Dresner and Mr. Lempert, for the sale of $200,000 of secured convertible notes payable (the “Notes”) and warrants. The Notes had a 1-year maturity date and were convertible into shares of common stock at the conversion price of $0.50 per share. The warrants were subsequently exercised. The Company recorded $39,152 as a discount, which has been fully amortized. There is a remaining balance of $78,182 as of August 31, 2019.

Abdou and Abdou

On June 20, 2013, the Company entered into an agreement with two individuals, Mr. M. Abdou and Mr. W. Abdou, for the sale of $125,000 of secured convertible notes payable (the “Notes”) and warrants. The Notes had a 1-year maturity date and were convertible into shares of common stock at the conversion price of $0.50 per share. The warrants were subsequently exercised. The Company recorded $24,470 as a discount, which has been fully amortized. There is a remaining balance of $125,000 as of February 28, 2018. In 2016, the Company and the Company’s former Chief Executive Officer, Melvin Gagerman, were named among several other defendants in a lawsuit filed by the Mssrs. Abdou demanding repayment of loans totaling $125,000 plus accrued interest and exemplary damages. In January 2017, the Company entered into an agreement with all secured creditors other than Mr. W. Abdou and Mr. M. Abdou. In September 2018 the court entered a judgment of approximately $235,000 plus legal fees in favor of the Mssrs. Abdou. The Company subsequently appealed this judgment and, in September 2019, reached a settlement agreement with these creditors for an aggregate principle amount of approximately $315,000.

Kopple Notes

On August 19, 2013, the Company entered into an agreement with Robert Kopple, a former member of its Board of Directors for the sale of $2,500,000 of convertible notes payable (the “Kopple Notes”) and warrants. The Kopple Notes carry a base interest rate of 9.5%, have a 4-year maturity date and are convertible into shares of common stock at the conversion price of $0.50 per share. The warrants were subsequently exercised. The Company recorded $667,118 as a discount, which has been fully amortized. The Company also entered into a demand note payable with this individual in the amount of $20,000, which bears interest at a rate of 5%. As of August 31, 2019, the balance of the $2,000,000 note including interest is $3,621,944, and the balance of the demand note payable including interest is $22,410. The total owed under these two notes is $3,644,354.

7% Convertible Promissory Notes:

Dalrymple – August 2012

On August 10, 2012 the Company entered into an agreement with an individual, Mr. Dalrymple, for the sale of $1,000,000 of unsecured Convertible Promissory Note. The Convertible Promissory Note balance together with all accrued interest thereon was due and payable on August 10, 2017 and the annual interest rate was 7% per annum and was due to be repaid 5 years from the closing date.   The Company recorded $310,723 as a debt discount, which will be amortized over the life of the note. There is a remaining balance of $264,462 as of August 31, 2019

Dalrymple – October 2012

On October 2, 2012 the Company entered into an agreement with an individual, Mr. Dalrymple, for the sale of $500,000 of unsecured Convertible Promissory Note. This Convertible Promissory Note balance together with all accrued interest thereon was due and payable on October 2, 2017 and the annual interest rate was 7% per annum and was due to be repaid 5 years from the closing date. The Company recorded $137,583 as a debt discount, which will be amortized over the life of the note. There is a remaining balance of $133,178 as of August 31, 2019.

On January 30, 2017 the Company entered into an agreement entitled First Amendment to Transaction Documents with five of seven secured creditors holding a security interest in all of the Company’s assets except for its patents and other intellectual properties. These creditors are the seven listed above under Convertible Debt and include the following: Kenmont Capital Partners, LPD Investments, Guenther, Dresner, Lempert and Mr. M. Abdou and Mr. W. Abdou. All of the creditors entered into the January 30, 2017 agreement with the exception of the Messrs. Abdou. The original agreement dated May 7, 2013 provided that if at least 75% of the stock issuable upon conversion of the convertible notes votes to amend the agreement and/or waive any conditions or defaults, then any such amendments or waivers shall be binding on all secured creditors. The five secured creditors signing the amendment total in excess of 95% of the issuable stock upon conversion and, therefore the agreement is binding on all seven of the secured creditors. The agreement provided that all accrued and unpaid interest will be added to the principal amount. The amended note provided for no interest from November 1, 2016 to February 14, 2018, the date at which the 1-for-7 reverse stock split became effective at which time 80% of the total debt including accrued interest was converted into shares of common stock and a new five year 5% per annum convertible note was issued for the remainder. The new amended and restated senior convertible notes have a maturity date of January 30, 2022. The five creditors and the Company entered into a Second Amendment to Transaction Documents on March 14, 2017 and a Third Amendment to Transaction Documents on April 8, 2017, both of which extended the required date of the stockholder approval of the 1-for-7 reverse stock split, which was completed on February 14, 2018. The amended and restated senior convertible notes also require the Company to make a “Required Cash Payment” as defined in the agreement if the Company receives at least $4,000,000 in aggregate gross proceeds from the sale of equity securities (including securities convertible into equity securities) of the Company in one or a series of related transactions. The Required Cash Payment is equal to the current outstanding balance of the notes, which was $1,149,007 at August 31, 2019, plus any outstanding accrued interest.

NOTE 5 – ACCRUED EXPENSES

Accrued expenses consisted of the following:

	August 31, 2019	February 28, 2019

Accrued payroll and related expenses	$2,552,490	$2,732,019
Accrued interest	608,810	428,625
Other	-	44,812
Total	$3,161,300	$3,205,456

Accrued payroll and related expenses consist of salaries and vacation time accrued but not paid to employees due to our lack of financial resources. On August 28, 2019, the board approved a stock issuance of 1,030,385 to Cipora Lavut, the Company’s president, at a fair value of $329,723, for full satisfaction of prior amounts owed to her for unpaid salaries up to August 28, 2019.

NOTE 6 – SHAREHOLDERS’ EQUITY (restated)

Common Stock

During the six months ended August 31, 2019, the Company issued 1,688,223 shares of common stock for $480,076, of which 1,030,385 was issued in satisfaction of amounts owed to Cipora Lavut of $329,723, and 658,015 shares were issued for cash in the amount of $150,353, including the issuance of an aggregate 10,000 warrants to three investors, immediate vesting, an exercise price of $1.40, and a 5-year term.

During the six months ended August 31, 2018 (restated), the Company issued 7,364,735 shares of common stock, valued at $2,280,964 to BetterSea LLC, a greater than 15% shareholder as part of a restructuring agreement in fulfillment of a contractual obligation. The issuance of the shares was previously reported by the Company.

During the six months ended August 31, 2018, the Company issued 742,857 warrants to member of its board of directors. The warrants have a term of five years and an exercise price of $1.40. The Company recorded and expense of $312,072 for the issuance of these warrants. During the six months ended August 31, 2018, the Company re-priced to $1.40 all outstanding employee stock options and warrants that had a previous exercise price greater than $1.40. The Company recorded an expense of $105,352 as a result of the re-pricing.

Employee Stock Options

The 2006 Employee Stock Option Plan

In September 2006, our Board of Directors adopted the 2006 Employee Stock Option Plan, subject to shareholder approval, which was obtained at a special shareholders meeting in 2009. Under the 2006 Plan, the Company may grant options for up to the greater of Three Million (3,000,000) or 10% of the number of shares of the Common Stock of Aura from time to time outstanding. The shares of Common Stock available under the 2006 Plan was increased to the greater of Ten Million shares (10,000,000) or 15% of the number of shares of Common Stock of Aura from time to time outstanding at the October 2011 shareholders meeting. The exercise price of each option shall be at least equal to the fair market value of such shares on the date of grant. The term of the options may not be greater than ten years, and they typically vest over a three-year period. No options were issued during the three-month period ended August 31, 2019. Activity in the plan for the six-month period ended August 31, 2019 is as follows:

			Weighted
	Number of	Exercise	Average Intrinsic
	Shares	Prices	Value
Outstanding, February 28, 2019	647,000	$1.40	$-
Granted	-	-	-
Exercised	-	-	-
Cancelled	(75,000)	1.40	-
Outstanding, August 31, 2019	572,000	$1.40	$-

Information regarding the options outstanding and exercisable as of August 31, 2019 follows:

Options Outstanding				Exercisable Options
		Weighted	Weighted	Weighted		Weighted
Range of		Average	Average	Average		Average
Exercise		Remaining	Exercise	Remaining		Exercise
Price	Number	Life	Price	Life	Number	Price
$1.40	572,000	.5 Yr	$1.40	.5 Yr	572,000	$1.40

The 2011 Director and Executive Officers Stock Option Plan

In October 2011 shareholders approved the 2011 Director and Executive Officers Stock Option Plan at the Company’s annual meeting. Under the 2011 Plan, the Company may grant options for up to 15% of the number of shares of Common Stock of the Company from time to time outstanding. Pursuant to this plan, the Board or a committee of the Board may grant an option to any person who is elected or appointed a director or executive officer of the Company. The exercise price of each option shall be at least equal to the fair market value of such shares on the date of grant. The term of the options may not be greater than five years. Activity in the plan for the six-month period ended August 31, 2019 is as follows:

Warrants

Activity in issued and outstanding warrants is as follows:

	Number of	Exercise
	Shares	Prices
Outstanding, February 28, 2019	7,490,987	$1.40
Granted	10,000	1.40
Exercised	-	-
Cancelled	(85,714)	-
Outstanding, August 31, 2019	7,415,273	$1.40

Information regarding the warrants outstanding and exercisable as of August 31, 2019 follows

Range of Exercise Price	Stock Warrants Outstanding	Stock Warrants Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price of Warrants Outstanding	Weighted Average Exercise Price of Warrants Exercisable
$1.40	7,415,273	7,415,273	3.0 Yrs.	$1.40	$1.40

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

Kopple Note

At August 31, 2019, the balance in Notes Payable and accrued interest-related party, current of $6,423,509, consists of $3,587,322 plus accrued interest of $2,836,187 to Mr. Kopple (a former Board member), a 10% shareholder. At August 31, 2019, the balance in Convertible note payable and accrued interest-related party includes $2,000,000 of unsecured convertible notes payable plus accrued interest of $1,773,178 and an unsecured convertible note of $20,000 plus accrued interest of $2,923 to Mr. Kopple.

Gagerman Note

Related party transactions also include $82,000 of unsecured notes payable plus accrued interest of $52,437 owed to Melvin Gagerman, the Company’s former CEO, pursuant to a demand note entered into on April 5, 2014.

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

Following the adoption of Topic 842, Leases, as of the start of fiscal year 2020, the Company determined that there was no impact on its Condensed Financial Statements during the six-month period ended August 31, 2019. The standard requires entities to evaluate all lease transactions including leases previously classified as operating leases, and, if required under Topic 842, a right-to-use asset and a corresponding lease liability may be recorded on the balance sheet in the period in which a lease commences.

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

In addition, Jiangsu Shengfeng is required to purchase a minimum of $1,250,000 of product from the Company supported by letters of credit for distribution until their factory is built, equipment installed, and staff hired and properly trained by Aura personnel. During fiscal 2019, Jiangsu Shengfeng placed a $1,000,000 order with the Company including a $700,000 advance payment. Aura has also committed to supply personnel for six months at no cost other than to be reimbursed for travel, room and board. This commitment has been fulfilled and Aura is under no further obligation to supply personnel at no cost. The agreement was subject to the approval of the Chinese Government which was received in April 2017. Mr. Song, the majority shareholder of the Chinese partner of the joint venture, invested $2,000,000 in Aura’s common shares at a price of $1.40 per share.

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

The Company is presently engaged in a dispute with one of its former directors, Robert Kopple, relating to approximately $10 million and approximately 3.15 million warrants which Mr. Kopple claims to be owed to him and his affiliates by the Company. In July 2017, Mr. Kopple filed suit against the Company as well as against current director Mr. Diaz-Verson and former directors Mr. Breslow and Mr. Howsmon, as well as Mr. Gagerman, the former CEO (not a director) in connection with these allegations. In 2018, the Court sustained demurrers by Mr. Diaz-Verson, Mr. Breslow, Mr. Howsmon and Mr. Gagerman and as a result of these successful demurrers, all four of these defendants have been dismissed from the suit. While the Company believes that it has certain valid defenses in these matters, the Company is currently in settlement discussions with Mr. Kopple.

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

NOTE 9- FINANCIAL STATEMENT RESTATEMENTS

The Company issued an amended report on Form 10-K/A on October 24, 2019 for the fiscal year ended February 28, 2019 that corrected misstatements of its financial statements as of February 28, 2019. The following tables describe one of those misstatements, which should have been recorded in the three and six-months ended August 31, 2018.

i.	Selling, general & administrative expense was overstated by $1,991,740 in the statement of operations for the three and six-months ended August 31, 2108 due to an incorrect fair value associated with common shares during August 2018 to BetterSea, a technical consultant to the Company. The basic and diluted loss per share was also overstated by $0.05 per share for the three and six-months ended August 31, 2018.

AURA SYSTEMS, INC.

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX-MONTHS ENDED AUGUST 31, 2018

	Three-Months Ended August 31, 2018				Six-months ended August 31, 2018
	Previously	Restatement			Previously	Restatement
	Reported	Adjustment		Restated	Reported	Adjustment		Restated
Net revenue	$1,874	$-		$1,874	$39,724	$-		$39,724
Cost of goods sold	58,317	-		58,317	73,444	-		73,444
Gross profit (loss)	(56,443)	-		(56,443)	(33,720)	-		(33,720)
Operating expenses
Engineering, research & development	31,023	-		31,023	163,876	-		163,876
Selling, general & administration	3,041,313	(1,991,740)	i.	1,049,573	4,043,279	(1,991,740)	i.	2,051,539
Total operating expenses	3,072,336	(1,991,740)		1,080,596	4,207,155	(1,991,740)		2,215,415
Income (loss) from operations	(3,128,779)	1,991,740		(1,137,039)	(4,240,875)	1,991,740		(2,249,135)
Other expense
Interest expense, net	276,155	-		276,155	553,372	-		553,372
Other (expense)	-	-		-	(352,931)	-		(352,931)
Total other expense	276,155	-		276,155	200,441	-		200,441
Net income (loss)	$(3,404,934)	$1,991,740		$(1,413,194)	$(4,441,316)	$1,991,740		$(2,449,576)

Net loss per share	$(0.08)	$0.05	i	$(0.03)	$(0.11)	$0.05	i	$(0.06)
Basic weighted average shares outstanding	42,877,964	42,877,964		42,877,964	42,157,498	42,157,498		42,157,498
Diluted loss per share	$(0.08)	$0.05	i.	$(0.03)	$(0.11)	$0.05	i.	$(0.06)
Dilutive weighted average shares outstanding	42,877,964	42,877,964		42,877,964	42,157,498	42,157,498		42,157,498

AURA SYSTEMS, INC.

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX-MONTHS ENDED AUGUST 31, 2018

	Six-months ended August 31, 2018
	Previously Reported	Restatement Adjustment		Restated
Net loss	$(4,441,316)	$1,991,740	i	$(2,449,576)
Adjustments to reconcile net loss to cash used in operating activities
FMV of warrants issued for services	438,826	-		438,826
Gain on settlement of debt	-	-		-
Stock issued for services	1,992,250	(1,991,740)	i	510
(Increase) decrease in
Accounts receivable	-	-		-
Other current assets	18,324	-		18,324
Increase (decrease) in
Accts payable, customer deposits and accrued expen	221,596	-		221,596
Cash used in operating activities	(1,770,320)	-		(1,770,320)

Cash flows from financing activities
Issuance of common stock	-	-		-
Payment on notes payable	(50,000)	-		(50,000)
Proceeds from subscription receivable	1,125,000	-		1,125,000
Cash provided by financing activities	1,075,000	-		1,075,000
Net incr (decr) in cash and cash equivalents	(695,320)	-		(695,320)
Beginning cash	748,008	-		748,008
Ending cash	$52,688	$-		$52,688
Cash paid in the period for:
Interest	$37,500	$-		$37,500
Income taxes	$-	$-		$-

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

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include the following:

●	Our ability to generate positive cash flow from operations;

●	Our ability to obtain additional financing to fund our operations;

●	The impact of economic, political and market conditions on us and our customers;

●	The impact of unfavorable results of legal proceedings;

●	Our exposure to potential liability arising from possible errors and omissions, breach of fiduciary duty, breach of duty of care, waste of corporate assets and/or similar claims that may be asserted against us;

●	Our ability to compete effectively against competitors offering different technologies;

●	Our business development and operating development;

●	Our expectations of growth in demand for our products; and

●	Other risks described under the heading “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and those risks discussed in our other filings with the Securities and Exchange Commission, including those risks discussed under the caption “Risk Factors” in our Annual Report on Form 10-K/A for the year ended February 28, 2019, issued on October 24, 2019 (as the same may be updated from time to time in subsequent quarterly reports), which discussion is incorporated herein by this reference.

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

As of the date of this filing, Robert Kopple, our former Vice Chairman of the Board, is the only significant unsecured note holder that has not agreed to restructure his debt. Mr. Kopple claims that he and his affiliates are owed approximately $10.1 million on terms significantly preferable to other similarly situated unsecured creditors. We dispute Mr. Kopple’s claims. See “Part II-Other Information, Item 1. Legal Proceedings” included elsewhere in this Quarterly Report on Form 10-Q for information regarding the dispute with Mr. Kopple regarding these transactions. Mr. Kopple has not accepted our numerous offers to restructure this debt.

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

Operations.

During the first half of fiscal 2016, we significantly reduced operations due to lack of financial resources. During the second half of fiscal 2016, our operations were further disrupted when the we were forced to move from its facilities in Redondo Beach, California to a smaller facility in Stanton, California. Operations during the second half of fiscal 2016 were sporadic. During fiscal 2017, fiscal 2018 and fiscal 2019, the Company reduced its engineering, manufacturing, sales, and marketing activities to focus on renegotiating numerous financial obligations. During this time, our agreements with numerous customers, third party vendors, and organizations and entities material to the operation of the Company business were canceled, delayed or terminated. During fiscal 2018, we successfully restructured in excess of $30 million of debt. During fiscal 2019, we continued to address our financial needs, was able to ship a small quantity of product during fiscal 2019 and shipped a small amount to customers and maintained a small inventory of finished product. During the six-months ended August 31, 2020, we have increased production and have recognized approximately $348,000 of revenue. Our marketing strategy during fiscal 2020 includes the following key activities:

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

Going Concern.

Our independent auditor has expressed doubt about our ability to continue as a going concern and believes that our ability is dependent on our ability to implement our business plan, raise capital and generate revenues. See Report of Independent Registered Public Accounting Firm on page F-1, together with the Company’s audited consolidated financial statements for the fiscal year ended February 28, 2019 on Form 10-K/A issued on October 24, 2019.

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

We have assessed the impact of the guidance by performing the following five steps analysis:

Step 1: Identify the contract

Step 2: Identify the performance obligations

Step 3: Determine the transaction price

Step 4: Allocate the transaction price

Step 5: Recognize revenue

Inventory Valuation and Classification

Inventories are valued at the lower of cost (first-in, first-out) or market, on a standard cost basis. We review the components of inventory on a regular basis for excess or obsolete inventory based on estimated future usage and sales. We have minimally operated and therefore have only produced minimal product since late 2015. As a result, while we believe that a portion of the inventory has value, we are unable to substantiate its demand and market value and as a result we have elected to reserve it in its entirety as of August 31 and February 28, 2019.

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

Results of Operations

Six-months ended August 31, 2019 compared to six-months ended August 31, 2018

Net revenues were $348,075 for the six-months ended August 31, 2019 (the “Six-Months FY2020”) compared to $39,724 for the six-months ended August 31, 2018 (the “Six-Months FY2019”), or an increase of 776% compared to the same period of fiscal 2019. During the second quarter of 2020, we delivered 52 generator units to distribution customers as compared to 6 units in the same period in the prior year for a military application.

Cost of goods sold were $32,097 in the Six-Months FY2020 compared to $73,444 in the Six-Months FY2019 resulting in a gross profit of $315,978 and a loss of $33,720, respectively, and gross margins of 90.8% and negative 84.9%, respectively. Gross profit and related gross margin for the Six-Months FY2020 shipments were high due to the high utilization of inventory previously fully reserved. We do not expect gross margins above 90% to continue for shipments of generator units in future quarters as the availability of usable parts from fully reserved inventory will decline.

Engineering, research and development expenses were $92,552 in the Six-Months FY2020, compared to $163,876 in the Six-Months FY2019, or a decline of 43.5%.

Selling, general and administrative expense decreased $1,543,312 (75%) to $508,227 in the Six-Months FY2020 from $2,051,539 in the Six-Months FY2019. During Six-Months FY2019, we incurred higher legal expense of expense of $417,000 related to the repricing of warrants and options, $432,000 of higher legal expenses, higher consulting expense and administrative headcount cost.

Net interest expense in the Six-Months FY2020 increased $48,461 or 9%, to $601,833 from $553,372 in the Six-Months FY2019.

Our net loss for the Six-Months FY2020 decreased $1,562,917, or 63%, to $886,659 from $2,449,576 in the Six-Months FY2019.

Three months ended August 31, 2019 compared to three months ended August 31, 2018

Net revenues were $348,075 for the three-months ended August 31, 2019 (the “Three-Months FY2020”) compared to $1,874 for the three-months ended August 31, 2018 (the “Three-Months FY2019”). During the second quarter of 2020, we delivered 52 generator units to distribution customers as compared to 0 units in the same period in the prior year for a military application.

Cost of goods sold were $29,208 in the Three-Months FY2020 compared to $58,317 in the Three-Months FY2019 resulting in a gross profit of $318,867 and a loss of $56,443, respectively, and gross margins of 91.7% and negative 3,012%, respectively. Gross profit and related gross margin for the Three-Months FY2020 shipments were high due to the high utilization of inventory previously fully reserved. We do not expect gross margins above 90% to continue for shipments of generator units in future quarters as the availability of usable parts from fully reserved inventory will decline.

Engineering, research and development expenses were $34,359 in the Three-Months FY2020, compared to $31,023 in the Three-Months FY2019, or an increase of 10.8%.

Selling, general and administrative expense decreased $838,569 (80%) to $211,004 in the Three-Months FY2020 from $1,049,573 in the Three-Months FY2019. During Three-Months FY2020, we incurred less cost for administrative headcount and consultancy cost by $250,000, $400,000 in reduced legal fees associated with legal action directed at Kilpatrick Townsend & Stockton LLP, our prior legal counsel, and reduced other costs of $150,000 than in Three-Months FY2019.

Net interest expense in the Three-Months FY2020 increased $8,633 or 3%, to $284,788 from $276,155 in the Three-Months FY2019.

Our net loss for the Three-Months FY2020 decreased $1,201,855 or 85%, to $211,339 from $1,413,194 in the Three-Months FY2019.

Liquidity and Capital Resources

Net cash used in operations for the six months ended August 31, 2019, was $397,436, a decrease of $1,356,598 from the comparable period in the prior fiscal year. Net cash provided by financing activities during the six-months ended August 31, 2019, was $150,297 from the issuance of common stock as compared to a total of $1,075,000 provided by financing activities in the same period of fiscal 2019 consisting of (i) proceeds from a subscription receivable of $1,150,000 and offset by (ii) principle payment of $50,000 on a note payable. The cash flow generated from our operations to date has not been sufficient to fund our working capital needs, and we cannot predict when operating cash flow will be sufficient to fund working capital needs.

There were no acquisitions of property and equipment during the Six-Months FY2020 or the Six-Months FY2019.

Accrued expenses as of August 31, 2019 increased $43,856 to $3,161,600 from $3,205,456 as of February 28, 2019. At August 31, 2019, approximately $2.6 million of accrued expenses is salaries accrued but unpaid to certain current and former employees due to a lack of resources, and approximately $0.6 million is accrued but unused vacation earned by employees.

The Company had a deficit of $22.0 million in shareholders’ equity as of August 31, 2019, compared to $21.6 million as of February 28, 2019 with the net change attributed to net loss of approximately $886,000 offset by issuance of shares of $480,000.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the specified time periods. For the last 3 fiscal years, these control and procedures broke down due to insufficient capital to maintain such controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, the Company’s management evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures. Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that these controls and procedures were ineffective as of the end of the period covered by this report in ensuring that information requiring disclosure is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. The Company continues to remediate the findings contained in our Annual Report on Form 10-K/A, for the fiscal year ended February 28, 2019, issued on October 24, 2019.

Changes in Internal Control over Financial Reporting

There have been no other changes in our internal control over financial reporting during our fiscal quarter ended August 31, 2019, not previously identified in our Annual Report on Form 10-K/A, for the fiscal year ended February 28, 2019 and issued on October 24, 2019 which have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

In 2016, the Company and the Company’s former Chief Executive Officer, Melvin Gagerman, were named among several other defendants in a lawsuit filed by two secured creditors demanding repayment of loans totaling $125,000 plus accrued interest and exemplary damages. In January 2017, the Company entered into an agreement with all secured creditors other than the two plaintiffs. In September 2018 the court entered a judgment of approximately $235,000 in favor of the two secured creditors. The Company subsequently appealed this judgment and, in September 2019, reached a settlement agreement with these creditors (see note 14)

The Company is presently engaged in a dispute with one of its former directors, Robert Kopple, relating to approximately $9 million and approximately 3.15 million warrants which Mr. Kopple claims to be owed to him and his affiliates by the Company. In July 2017, Mr. Kopple filed suit against the Company as well as against current director Mr. Diaz-Verson and former directors Mr. Breslow and Mr. Howsmon, as well as Mr. Gagerman, the former CEO (not a director) in connection with these allegations. In 2018, the Court sustained demurrers by Mr. Diaz-Verson, Mr. Breslow, Mr. Howsmon and Mr. Gagerman and as a result of these successful demurrers, all four of these defendants have been dismissed from the suit. While the Company believes that it has certain valid defenses in these matters, the Company is currently in settlement discussions with Mr. Kopple. If the settlement negotiation is unsuccessful, the Company intends to vigorously defend against these claims. See “Liquidity and Capital Resources” in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Quarterly Report on Form 10-Q for additional information regarding the transactions under dispute with Mr. Kopple.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six-months ended August 31, 2019, we issued 658,015 shares of common stock for $150,353.

ITEM 3. Defaults Upon Senior Securities.

As of the date of this filing, Robert Kopple, the Company’s Vice Chairman of the Board, is the only significant unsecured note holder that has not agreed to restructure his debt. Mr. Kopple claims to be owed approximately $5.3 million plus interest and approximately 3.14 million warrants on terms significantly preferable to other similarly-situated unsecured creditors. To-date, Mr. Kopple has not accepted the Company’s multiple offers to restructure his debt. The Company is presently engaged in a dispute with Mr. Kopple relating to the debt and securities which Mr. Kopple claims to be owed to him and his affiliates by the Company. See, “Note 3 – Notes Payable” and “Note 5 – Related Parties Transactions” to the Company’s condensed financial statements and “Liquidity and Capital Resources” in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” elsewhere in this quarterly report on Form 10-Q for additional information regarding amounts that may be owed under the Company’s notes payable and the recent restructuring of certain Company debt.

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

Date: November 13, 2019	AURA SYSTEMS, INC.
(Registrant)

	By:	/s/ David Mann
David Mann
Chief Financial Officer
(Principal Financial and Accounting Officer and
Duly Authorized Officer)