Form 10-Q
period 2019-11-30
AURA SYSTEMS INC
filed 2020-01-14
CIK 826253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding December 31, 2019
Common Stock, par value $0.0001 per share	55,480,787 shares

AURA SYSTEMS, INC.

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AURA SYSTEMS, INC.
BALANCE SHEETS

(Unaudited)

	November 30, 2019	February 28, 2019
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$122,876	$358,209
Inventory	53,163	-
Other current assets	51,492	59,849
Total current assets	227,531	418,058
Investment in joint venture	250,000	250,000
Total assets	$477,531	$668,058

Liabilities & Shareholders’ Deficit
Current liabilities
Accounts payable	$2,213,927	$2,635,664
Accrued expenses	1,066,260	2,197,129
Customer advances	0	1,136,542
Accrued expense-related party	-	1,008,328
Notes payable, current portion	1,167,536	847,537
Convertible notes payable and accrued interest-related party, net of discount	3,873,151	3,644,354
Notes payable and accrued interest-related party	6,551,591	6,156,375
Total current liabilities	14,872,465	17,625,929
Notes payable-related party	3,000,000	3,000,000
Note payable	546,181	215,181
Convertible notes payable	1,402,971	1,421,647
Total liabilities	19,821,617	22,262,757

Commitments and contingencies	-	-

Shareholders’ deficit
Common stock: $0.0001 par value; 150,000,000 shares authorized at November 30 and February 28, 2019; 55,230,787 and 53,714,145 issued and outstanding at November 30 and February 28, 2019, respectively	5,522	5,371
Additional paid-in capital	444,185,896	442,519,092
Accumulated deficit	(463,535,504)	(464,119,161)
Total shareholders’ deficit	(19,344,086)	(21,594,699)
Total liabilities and shareholders’ deficit	$477,531	$668,058

The accompanying notes are an integral part of these financial statements.

AURA SYSTEMS, INC.
STATEMENTS OF OPERATIONS
FOR THREE AND NINE MONTHS ENDED NOVEMBER 30, 2019 AND 2018

	Three-months ended November 30,		Nine-months ended November 30,
	2019	2018	2019	2018
	(unaudited)	(unaudited)	(unaudited)	(restated)
Net revenue	$396,775	$-	$744,850	$39,274
Cost of goods sold	115,655	37,032	147,752	110,026
Gross profit (loss)	281,119	(37,032)	597,097	(70,752)
Operating expenses
Engineering, research & development	30,472	138,417	123,024	302,293
Selling, general & administration	407,652	790,985	915,934	2,797,711
Total operating expenses	438,124	929,402	1,038,958	3,100,004
Loss from operations	(157,005)	(966,434)	(441,861)	(3,170,756)
Other expense:
Interest expense, net	283,928	295,221	885,731	848,593
Other (inome) expense	(1,911,249)	48,789	(1,911,249)	(304,142)
Total other (income) expense	(1,627,321)	344,010	(1,025,518)	544,451
Net income (loss)	$1,470,317	$(1,310,444)	$583,657	$(3,715,207)

Net income (loss) per share	$0.03	$(0.03)	$0.01	$(0.08)
Basic weighted average shares outstanding	55,296,222	48,801,770	54,012,831	44,356,148
Diluted income (loss) per share	$0.03	$(0.03)	$0.01	$(0.08)
Dilutive weighted average shares outstanding	55,296,222	48,801,770	54,012,831	44,356,148

See accompanying notes to these unaudited financial statements.

AURA SYSTEMS, INC.
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED NOVEMBER 30, 2019 AND 2018

	November 30,
	2019	2018
	(unaudited)	(restated)
Net Income (loss)	$583,658	$(3,715,207)
Adjustments to reconcile net income (loss) to cash used in operating activities
Fair Market Value of warrants issued for services	-	438,826
Gain on settlement of debt	(1,911,141)	-
Stock issued for services	-	510
Decrease in
Inventory	(53,163)	-
Other current assets	8,357	(8,804)
Increase in
Accts payable, customer deposits and accrued expenses	881,711	1,382,524
Cash used in operating activities	(490,578)	(1,902,151)

Cash flows from financing activities
Issuance of common stock	295,245	-
Payment on notes payable	(40,000)	(50,000)
Proceeds from subscription receivable	-	1,225,000
Cash provided by financing activities	255,245	1,175,000

Net decrease in cash and cash equivalents	(235,333)	(727,151)
Beginning cash	358,209	748,008
Ending cash	$122,876	$20,857
Cash paid in the period for:
Interest	$-	$37,500
Income taxes	$-	$-
Supplemental schedule of non-cash transactions:
Notes payable converted into shares of common stock	$13,159	$-
Convertible notes converted into shares of common stock	$20,501	$-
Gain on cancellation of related party liability	$1,005,620	$-

See accompanying notes to these unaudited financial statements.

AURA SYSTEMS INC.
STATEMENTS OF SHAREHOLDERS’ DEFICIT
FOR THE NINE MONTHS ENDED NOVEMBER 30, 2019
(Unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Deficit
Balance, February 28, 2019	53,714,145	$5,371	$442,519,092	$(464,119,162)	$(21,594,699)
Shares issued for cash	1,383,015	139	295,215	-	295,354
Shares cancelled	(1,065,051)	(107)	-	-	(107)
Shares issued for debt	1,198,678	120	365,970	-	366,090
Gain on cancellation of debt-related party	-	-	1,005,620	-	1,005,620
Net income	-	-	-	583,657	583,657
Balance, November 30, 2019	55,230,787	$5,523	$444,185,897	$(463,535,505)	$(19,344,085)

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

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Topic 842 affects any entity that enters into a lease, with some specified scope exemptions. The guidance in this Update supersedes Topic 840, Leases. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For public companies, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company evaluated the impact of the adoption of Topic 842 effective for the nine-months ended November 30, 2019 and the impact was none on the Condensed Financial Statements.

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

The Company has assessed the impact of the guidance by performing the following five steps analysis:

Step 1: Identify the contract

Step 2: Identify the performance obligations

Step 3: Determine the transaction price

Step 4: Allocate the transaction price

Step 5: Recognize revenue

Re-classifications

Certain reclassifications have been made to the comparative financial statements to conform to the current period presentation. The balance sheet as of February 28, 2019, presented herein, includes a reclassification of $1,008,328 for accrued expense in relation to a related party obligation from accrued expenses to a separate caption accrued expenses-related party.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. During the nine months ended November 30, 2019 and 2018, the Company reported net income of $583,657 and a loss of $3,715,207, respectively, and had negative cash flows from operating activities of $490,578 and $1,902,151, respectively. During the three-months ended November 30, 2019, the Company recorded a non-recurring gain to other income on the Statement of Operations of approximately $1.9 million consisting of the cancellation of accounts payable of $0.3 million, cancellation of customer advances of $0.4 million and cancellation of unpaid wages and salaries of $1.5 million. In addition, approximately $1.0 million of unpaid compensation owed to a former CEO and a related party was cancelled and accounted for as a capital transaction and reclassified from accrued expense-related party to additional paid-in-capital. These amounts were incurred in prior years and were cancelled as the related statute of limitations periods have since expired. The Company reclassified in the three-months ended November 30, 2019 approximately $0.3 million related to the shares issued to the Company’s president in August 2019 as other expense (see Note 5).

If the Company is unable to generate profits on a sustained basis and is unable to continue to obtain financing for its working capital requirements, it may have to curtail its business sharply or cease business altogether.

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

Beginning with the second quarter of fiscal year 2020, we increased operations of our AuraGen®/VIPER business and during the second and third quarters of fiscal 2020, the Company recognized approximately $745,000 in revenue as compared to approximately $39,000 of revenue in the nine-month period ended November 30, 2018. We plan to lease or acquire a new facility of approximately 50,000 square feet to support operations sometime during the next six months.

NOTE 4 – NOTES PAYABLE

Notes payable consisted of the following:

	November 30, 2019	February 28, 2019

Demand promissory notes payable with six individuals, carrying an interest rate of 10% (see Demand Promissory Notes below)	$768,537	$777,537

Note payable – related party, carrying an interest rate of 5% - see note 6, Breslow Note, for further details	3,000,000	3,000,000

Convertible Promissory Note dated August 10, 2012, due August 10, 2017, convertible into shares of our common stock at a price of $0.76 per share. The note carries an interest rate of 7% with interest only payments due on the 10th of each month with the principal payment due on the maturity date. On January 30, 2017, this note was amended providing, among other things, for the conversion of 80% of the principal and accrued interest into common stock at $1.386 per share conditioned on the occurrence of certain future events the last of which was completed on February 14, 2018. See 7% Convertible Promissory Notes – Dalrymple August 2012 for further details.	264,462	264,462

Convertible Promissory Note dated October 2, 2012, due October 2, 2017, convertible into shares of our common stock at a price of $0.76 per share. The note carries an interest rate of 7% with interest only payments due on the 2nd of each month with the principal payment due on the maturity date. On January 30, 2017, this note was amended providing, among other things, for the conversion of 80% of the principal and accrued interest into common stock at $1.386 per share conditioned on the occurrence of certain future events the last of which was completed on February 14, 2018. See 7% Convertible Promissory Notes – Dalrymple October 2012 for further details.	133,178	133,178

Senior secured convertible notes dated May 7, 2013, due May 7, 2014, convertible into shares of our common stock at a price of $0.75 per share. The notes carry an interest rate of 12% with interest due on the last day of the month. On January 30, 2017, this note was amended providing, among other things, for the conversion of 80% of the principal and accrued interest into common stock at $1.386 per share conditioned on the occurrence of certain future events the last of which was completed on February 14, 2018. See Convertible Debt – Kenmont Capital Partners, LPD Investments and Guenther for further details.	945,825	945,825

Senior secured convertible notes dated June 20, 2013, due June 20, 2014, convertible into shares of our common stock at a price of $0.50 per share. On January 30, 2017, this note was amended providing, among other things, for the conversion of 80% of the principal and accrued interest into common stock at $1.386 per share conditioned on the occurrence of certain future events the last of which was completed on February 14, 2018. See Convertible Debt – Dresner and Lempert for further details.	59,506	78,182
	$1,402,971	$1,421,647
In 2016, the Company and the Company’s former Chief Executive Officer, Melvin Gagerman, were named among several other defendants in a lawsuit filed by two secured creditors demanding repayment of loans totaling $125,000 plus accrued interest and exemplary damages. In January 2017, the Company entered into an agreement with all secured creditors other than the two plaintiffs. In September 2018 the court entered a judgment of approximately $235,000 plus legal fees in favor of the two secured creditors. The Company subsequently appealed this judgment and, in September 2019, reached a settlement agreement with these creditors for an aggregate principle amount of $315,000, including $80,000 of plaintiff’s legal expenses, and initial payment of $20,000, a payment schedule for monthly repayments of $10,000 commencing on October 15, 2019 and continuing for 12 months, and a final payment due on November 15, 2020.	245,180	285,000

On November 20, 2019, the Company entered into a preliminary agreement with Jiangsu Shengfeng, the Company’s Chinese joint venture (see Note 9) , to return $700,000 previously advanced to the Company in September 2018 and recorded as part of customer advance on the balance sheet as of February 28, 2019. Following this agreement which consists of a non-interest bearing promissory note and a payment plan pursuant to which the $700,000 is paid over a 12-month period beginning March 15, 2020 through February 15, 2021. In the balance sheet as of November 30, 2019, the amount of $700,000 was reclassified to notes payable.

	700,000	-
	$6,116,688	$5,484,184
Less: Current portion	$1,167,536	$847,537
Long-term portion	$4,949,152	$4,636,647

DEMAND PROMISSORY NOTES

The Demand Promissory Notes are six individual notes issued in 2015 that are payable on demand with an interest rate of 10% per annum. At February 28, 2019, the principal amount of each note and the person/entity they are payable to are as follows: $10,000 Mr. Zeitlin, a former director of the Company; $30,000 Mr. Sook; $461,537 Mr. Macleod, a former president of the Company; $4,500 Mr. Howsmon, a former director of the Company; $4,500 El Pais, an entity controlled by Salvador Diaz, a current director of the Company (see Note 8). In November 2019, the principle and accrued interest owed to Messrs. Howsmon and Diaz, respectively, in the amounts of $4,500 and $2,079, respectively, were settled by the issuance of 32,895 shares of common stock to each person by applying a price of $0.20 per share.

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

CONVERTIBLE DEBT

Kenmont Capital Partners

On May 7, 2013, the Company transferred 4 notes payable with a total principal value of $1,000,000 together with accrued interest, and consulting fees to a senior secured convertible note with a principal value of $1,087,000 (“New Kenmont Note”) and warrants to Kenmont Capital Partners LP. The New Kenmont Note had a 1-year maturity date and was convertible into shares of common stock at the conversion price of $0.75 per share. The warrants were subsequently exercised. The Company recorded $342,020 as a discount, which has been fully amortized. There is a remaining principle balance of $549,954 as of November 30, 2019.

LPD Investments

On May 7, 2013, the Company transferred 2 note payables with a total principal value of $550,000 together with accrued interest to a senior secured convertible note with a principal value of $558,700 (“New LPD Note”) and warrants to LPD Investments, Ltd. The New LPD Note had a 1-year maturity date and was convertible into shares of common stock at the conversion price of $0.75 per share. The warrants were subsequently exercised. The Company recorded $175,793 as a discount, which has been fully amortized. There is a remaining principle balance of $163,677 as of November 30, 2019.

Guenther

On May 7, 2013, the Company entered into an agreement with an individual, Mr. Guenther, for the sale of $750,000 of secured convertible note payable (the “Note”) and warrants. The Note had a 1-year maturity date and was convertible into shares of common stock at the conversion price of $0.75 per share. The warrants entitle the holder to acquire 1,000,000 shares and have an initial exercise price of $0.75 per share and have a 7-year term. The Company recorded $235,985 as a discount, which has been fully amortized. There is a remaining principle balance of $232,194 as of November 30, 2019.

Dresner and Lempert

On June 20, 2013, the Company entered into an agreement with two individuals, Mr. Dresner and Mr. Lempert, a current board member, for the sale of $200,000 of secured convertible notes payable (the “Notes”) and warrants. The Notes had a 1-year maturity date and were convertible into shares of common stock at the conversion price of $0.50 per share. The warrants were subsequently exercised. The Company recorded $39,152 as a discount, which has been fully amortized. There is a remaining principle balance of $59,506 as of November 30, 2019. On November 27, 2019, the principle amount owed to Mr. Lempert of $18,676 and accrued interest of $1,825 were settled by the issuance of 102,503 shares of common stock to Mr. Lempert at the price of $0.20 per share (see Note 8).

Abdou and Abdou

On June 20, 2013, the Company entered into an agreement with two individuals, Mr. M. Abdou and Mr. W. Abdou, for the sale of $125,000 of secured convertible notes payable (the “Notes”) and warrants. The Notes had a 1-year maturity date and were convertible into shares of common stock at the conversion price of $0.50 per share. The warrants were subsequently exercised. The Company recorded $24,470 as a discount, which has been fully amortized. There is a remaining balance of $125,000 as of February 28, 2018. In 2016, the Company and the Company’s former Chief Executive Officer, Melvin Gagerman, were named among several other defendants in a lawsuit filed by the Messrs. Abdou demanding repayment of loans totaling $125,000 plus accrued interest and exemplary damages. In January 2017, the Company entered into an agreement with all secured creditors other than Mr. W. Abdou and Mr. M. Abdou. In September 2018 the court entered a judgment of approximately $235,000 plus legal fees in favor of the Messrs. Abdou. The Company subsequently appealed this judgment and, in September 2019, reached a settlement agreement with these creditors for an aggregate principle amount of approximately $315,000. There is a remaining principle balance of approximately $245,000 as of November 30, 2019.

Kopple Notes

On August 19, 2013, the Company entered into an agreement with Robert Kopple, a former member of its Board of Directors for the sale of $2,500,000 of convertible notes payable (the “Kopple Notes”) that were subsequently adjusted in 2014 to $2,000,000 of convertible notes and related warrants. The Kopple Notes carry a base interest rate of 9.5%, have a 4-year maturity date and are convertible into shares of common stock at the conversion price of $3.50 per share. The warrants were subsequently exercised. The Company recorded $667,118 as a discount, which has been fully amortized. The Company also entered into a demand note payable with this individual in the amount of $20,000, which bears interest at a rate of 5%. As of November 30, 2019, the balance of the $2,000,000 note including interest is $3,849,978, and the balance of the demand note payable including interest is $23,173. The total owed under these two notes is $3,873,151.

7% Convertible Promissory Notes:

Dalrymple – August 2012

On August 10, 2012 the Company entered into an agreement with an individual, Mr. Dalrymple, for the sale of $1,000,000 of unsecured Convertible Promissory Note. The Convertible Promissory Note balance together with all accrued interest thereon was due and payable on August 10, 2017 and the annual interest rate was 7% per annum and was due to be repaid 5 years from the closing date.   The Company recorded $310,723 as a debt discount, which will be amortized over the life of the note. There is a remaining principle balance of $264,462 as of November 30, 2019

Dalrymple – October 2012

On October 2, 2012 the Company entered into an agreement with an individual, Mr. Dalrymple, for the sale of $500,000 of unsecured Convertible Promissory Note. This Convertible Promissory Note balance together with all accrued interest thereon was due and payable on October 2, 2017 and the annual interest rate was 7% per annum and was due to be repaid 5 years from the closing date. The Company recorded $137,583 as a debt discount, which will be amortized over the life of the note. There is a remaining principle balance of $133,178 as of November 30, 2019.

On January 30, 2017 the Company entered into an agreement entitled First Amendment to Transaction Documents with five of seven secured creditors holding a security interest in all of the Company’s assets except for its patents and other intellectual properties. These creditors are the seven listed above under Convertible Debt and include the following: Kenmont Capital Partners, LPD Investments, Guenther, Dresner, Lempert and Mr. M. Abdou and Mr. W. Abdou. All of the creditors entered into the January 30, 2017 agreement with the exception of the Messrs. Abdou. The original agreement dated May 7, 2013 provided that if at least 75% of the stock issuable upon conversion of the convertible notes votes to amend the agreement and/or waive any conditions or defaults, then any such amendments or waivers shall be binding on all secured creditors. The five secured creditors signing the amendment total in excess of 95% of the issuable stock upon conversion and, therefore the agreement is binding on all seven of the secured creditors. The agreement provided that all accrued and unpaid interest will be added to the principal amount. The amended note provided for no interest from November 1, 2016 to February 14, 2018, the date at which the 1-for-7 reverse stock split became effective at which time 80% of the total debt including accrued interest was converted into shares of common stock and a new five year 5% per annum convertible note was issued for the remainder. The new amended and restated senior convertible notes have a maturity date of January 30, 2022. The five creditors and the Company entered into a Second Amendment to Transaction Documents on March 14, 2017 and a Third Amendment to Transaction Documents on April 8, 2017, both of which extended the required date of the stockholder approval of the 1-for-7 reverse stock split, which was completed on February 14, 2018. The amended and restated senior convertible notes also require the Company to make a “Required Cash Payment” as defined in the agreement if the Company receives at least $4,000,000 in aggregate gross proceeds from the sale of equity securities (including securities convertible into equity securities) of the Company in one or a series of related transactions. The Required Cash Payment is equal to the current outstanding balance of the notes, which was $1,092,542 at November 30, 2019, plus any outstanding accrued interest.

NOTE 5 – ACCRUED EXPENSES

Accrued expenses consisted of the following:

	November 30, 2019	February 28, 2019

Accrued payroll and related expenses	$338,818	$1,723,691
Accrued interest	681,586	428,625
Other	51,839	44,812
Total	$1,072,243	$2,197,128

Accrued payroll and related expenses consist primarily of salaries and vacation time accrued but not paid to employees due to our lack of financial resources. During the third quarter of fiscal 2020, approximately $1.5 million of unpaid salaries and related expenses were reclassified as other income on the statement of operations for the three-months ended November 30, 2019 as the related statute of limitations periods have expired. Also, on August 28, 2019, the board approved a stock issuance of 1,030,385 to Cipora Lavut, the Company’s President, at a fair value of $329,723, for full satisfaction of prior amounts owed to her for unpaid salaries up to August 28, 2019. This amount was recorded as a reduction of accrued payroll expense in the second quarter but determined in the third quarter of 2020 to be an offset (other expense) to the gain amount of $1.5 million.

NOTE 6 – INVENTORY

During fiscal 2019 and at February 28, 2019, the Company fully reserved its usable inventory on the basis that production and revenues during the fiscal years 2017 to 2019 were nil and future production requirements were uncertain. During fiscal 2020, the Company has increased production of its AuraGen product and has generated approximately $745,000 in current year revenues. As a result, the Company recognized approximately $53,000 of inventory on its balance sheet as of November 30, 2019 consisting of $44,500 of raw materials, $4,600 of work in process and $3,900 of finished goods inventory.

NOTE 7 – SHAREHOLDERS’ EQUITY (restated)

Common Stock

During the nine months ended November 30, 2019, the Company issued 2,581,875 shares of common stock for $658,737, of which 1,030,385 was issued in satisfaction of amounts owed to Cipora Lavut of $329,723, 168,475 shares were issued to three persons in settlement of $33,660 of debt principle and accrued interest, and 1,383,015 shares and 10,000 warrants were issued for cash in the amount of $295,354. The aggregate 10,000 warrants were issued to three investors with immediate vesting, an exercise price of $1.40, and a 5-year term. In October 2019, 1,065,051 shares previously issued in error to a former debtholder were cancelled.

During the nine-months ended November 30, 2019, the Company cancelled an obligation to pay Melvin Gagerman, a former officer of the Company and a related party, approximately $1.0 million in unpaid compensation due to expiration of the statute of limitations. Accordingly, the Company accounted for this transaction as a capital transaction and reclassified the amount to additional paid-in-capital.

During the six months ended August 31, 2018 (restated), the Company issued 7,364,735 shares of common stock, valued at $2,280,964, in fulfillment of a contractual obligation owed to BetterSea, LLC. The number of shares issued was based on the then-outstanding closing quote of the stock. The issuance of the shares was previously reported by the Company. The Company also paid $20,000 in legal fees related to legal expense associated with the Company’s delays in the issuance of the stock.

During the nine months ended November 30, 2018, the Company issued 742,857 warrants to a member of its board of directors. The warrants have a term of five years and an exercise price of $1.40. The Company recorded an expense of $312,072 for the issuance of these warrants. During the nine months ended November 30, 2018, the Company re-priced to $1.40 all outstanding employee stock options and warrants that had a previous exercise price greater than $1.40. The Company recorded an expense of $105,352 as a result of the re-pricing.

Employee Stock Options

The 2006 Employee Stock Option Plan

In September 2006, our Board of Directors adopted the 2006 Employee Stock Option Plan, subject to shareholder approval, which was obtained at a special shareholders meeting in 2009. Under the 2006 Plan, the Company may grant options for up to the greater of Three Million (3,000,000) or 10% of the number of shares of the Common Stock of Aura from time to time outstanding. The shares of Common Stock available under the 2006 Plan was increased to the greater of Ten Million shares (10,000,000) or 15% of the number of shares of Common Stock of Aura from time to time outstanding at the October 2011 shareholders meeting. The exercise price of each option shall be at least equal to the fair market value of such shares on the date of grant. The term of the options may not be greater than ten years, and they typically vest over a three-year period. No options were issued during the nine-month period ended November 30, 2019. Activity in the plan for the nine-month period ended November 30, 2019 is as follows:

			Weighted
	Number of	Exercise	Average Intrinsic
	Shares	Prices	Value
Outstanding, February 28, 2019	647,000	$1.40	$-
Granted	-	-	-
Exercised	-	-	-
Cancelled	(75,000)	1.40	-
Outstanding, November 30, 2019	572,000	$1.40	$-

Information regarding the options outstanding and exercisable as of November 30, 2019 follows:

Options Outstanding				Exercisable Options
		Weighted	Weighted	Weighted		Weighted
Range of		Average	Average	Average		Average
Exercise		Remaining	Exercise	Remaining		Exercise
Price	Number	Life	Price	Life	Number	Price
$1.40	572,000	.25 Yr	$1.40	.25 Yr	572,000	$1.40

The 2011 Director and Executive Officers Stock Option Plan

In October 2011 shareholders approved the 2011 Director and Executive Officers Stock Option Plan at the Company’s annual meeting. Under the 2011 Plan, the Company may grant options for up to 15% of the number of shares of Common Stock of the Company from time to time outstanding. Pursuant to this plan, the Board or a committee of the Board may grant an option to any person who is elected or appointed a director or executive officer of the Company. The exercise price of each option shall be at least equal to the fair market value of such shares on the date of grant. The term of the options may not be greater than five years. Activity in the plan for the nine-month period ended November 30, 2019 is as follows:

Warrants

Activity in issued and outstanding warrants is as follows:

	Number of	Exercise
	Shares	Prices
Outstanding, February 28, 2019	7,490,987	$1.40
Granted	10,000	1.40
Exercised	-	-
Cancelled	(85,714)	-
Outstanding, November 30, 2019	7,415,273	$1.40

Information regarding the warrants outstanding and exercisable as of November 30, 2019 follows

Range of Exercise Price	Stock Warrants Outstanding	Stock Warrants Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price of Warrants Outstanding	Weighted Average Exercise Price of Warrants Exercisable
$1.40	7,415,273	7,415,273	2.76 Yrs.	$1.40	$1.40

NOTE 8 – RELATED PARTIES TRANSACTIONS

Breslow Note

On January 24, 2017 the Company entered into a Debt Refinancing Agreement with Mr. Breslow, a former Director of the Company. Pursuant to the agreement, both Mr. Breslow and the Company acknowledged that total debt owed to Mr. Breslow was $23,872,614 including $8,890,574 of accrued interest. Mr. Breslow agreed to cancel and forgive all interest due, waive all events of default and sign a new five-year convertible note in the amount of $14,982,041 providing for no interest for nine months and interest of 5% per annum thereafter payable monthly in arrears. The note also provides various default provisions. In accordance with the agreement, on February 14, 2018, the effective date of the 1-for-7 reverse stock split, $11,982,041 of the note was converted into 7,403,705 shares of common stock and the then accrued interest of $9,388,338 was forgiven. A new $3,000,000 five-year note representing the remaining balance was entered into. The note bears interest at a rate of 5% per annum payable monthly in arrears.

Kopple Note

At November 30, 2019, the balance in notes payable and accrued interest-related party, current of $6,551,591, consists primarily of the Kopple (a former Board member) note of $6,415,109 and the Gagerman note of $136,482 (see below). The Kopple note has a principle balance of $3,587,322 plus accrued interest of $2,827,787.. At November 30, 2019, the balance in convertible notes payable and accrued interest-related party consists of $2,000,000 of unsecured convertible notes payable plus accrued interest of $1,849,978 and an unsecured convertible note of $20,000 plus accrued interest of $3,173 to Mr. Kopple.

Gagerman Note

The notes payable and accrued interest-related party, currrent balance also includes $82,000 of unsecured notes payable plus accrued interest of $54,482 owed to Melvin Gagerman, the Company’s former CEO and CFO, pursuant to a demand note entered into on April 5, 2014. See note 7 for disclosures with respect to cancellation of Gagerman’s unpaid compensation of $1.0 million.

Other Related Party Transactions

In November 2019, two members of the board of directors, Messrs. Diaz-Verson and Lempert, agreed to cancel their outstanding debt with the Company in the amounts of $6,579 and $20,500, respectively, in exchange for 32,895 and 102,503 shares of common stock at a conversion price of $0.20 per share. On the dates of the exchange, November 26 and November 27, 2019, respectively, the closing prices of the Company’s common stock was $0.21 and $0.22 per share, respectively (see Note 4). The loss on extinguishment of debt of approximately $2,700 was recorded as part of additional paid-in-capital.

NOTE 9 – COMMITMENTS & CONTINGENCIES

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

Following the adoption of Topic 842, Leases, as of the start of fiscal year 2020, the Company determined that there was no impact on its Condensed Financial Statements during the nine-month period ended November 30, 2019. The standard requires entities to evaluate all lease transactions including leases previously classified as operating leases, and, if required under Topic 842, a right-to-use asset and a corresponding lease liability may be recorded on the balance sheet in the period in which a lease commences.

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

In addition, Jiangsu Shengfeng is required to purchase a minimum of $1,250,000 of product from the Company supported by letters of credit for distribution until their factory is built, equipment installed, and staff hired and properly trained by Aura personnel. During fiscal 2019, Jiangsu Shengfeng placed a $1,000,000 order with the Company including a $700,000 advance payment. Aura has also committed to supply personnel for nine months at no cost other than to be reimbursed for travel, room and board. This commitment has been fulfilled and Aura is under no further obligation to supply personnel at no cost. The agreement was subject to the approval of the Chinese Government which was received in April 2017. Mr. Song, the majority shareholder of the Chinese partner of the joint venture, invested $2,000,000 in Aura’s common shares at a price of $1.40 per share. On November 20, 2019, the Company reached a preliminary agreement with Jiangsu Shengfeng, the Company’s Chinese joint venture regarding the return of $700,000 previously advanced to the Company in September 2018 and previously recorded as a customer advance on the balance sheet as of February 28, 2019. The preliminary agreement reached consists of a non-interest-bearing promissory note and a payment plan pursuant to which the $700,000 is paid over a 12-month period beginning March 15, 2020 and February 15, 2021. In the balance sheet as of November 30, 2019, the amount of $700,000 was reclassified to notes payable.

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

In February 2018, the Company failed to issue shares of stock contractually owed to BetterSea, LLC. On August 15, 2018, 7,364,735 restricted shares were issued in fulfillment of this contractual obligation based on the then-outstanding closing quote of the stock. The issuance of the shares was previously reported by the Company. The Company also paid $20,000 in legal fees related to legal expense associated with the Company’s delays in the issuance of the stock.

In May 2018, Shelley Scholnick dba JB Transporters brought suit against the Company claiming ongoing fees in excess of $52,000 owed for the storage of the Company’s property. Notably, in June 2017, the Company had brought suit against J.B. Moving & Delivery, a business operated and controlled by a relative of Scholnick, Jacob Binstok, for damages suffered by the Company as a result of the defendant’s improper storage of the Company’s property and improper refusal to return such property. In 2018, the Company successfully received a judgment against J.B. Moving & Delivery in the amount of approximately $114,000. The Company disputes that any amount is now owed to Scholnick.

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

NOTE 10 – FINANCIAL STATEMENT RESTATEMENTS

The Company issued an amended report on Form 10-K/A on October 24, 2019 for the fiscal year ended February 28, 2019 that corrected misstatements of its financial statements as of February 28, 2019. The following tables describe one of those misstatements, which should have been recorded in the nine-months ended November 30, 2018.

i.	Selling, general & administrative expense was overstated by $1,991,740 in the statement of operations for the three and nine-months ended November 30, 2108 due to an incorrect fair value associated with common shares issued during August 2018 to BetterSea. The basic and diluted loss per share was also overstated by $0.05 per share for the nine-months ended November 30, 2018.

AURA SYSTEMS, INC.

STATEMENT OF OPERATIONS (RESTATED)

FOR THE NINE-MONTHS ENDED NOVEMBER 30, 2018

	Nine-months ended November 30, 2018
	Previously Reported	Restatement Adjustment		Restated

Net revenue	$39,274	$-		$39,274
Cost of goods sold	110,026	-		110,026
Gross loss	(70,752)	-		(70,752)
Operating expenses
Engineering, research & development	302,293	-		302,293
Selling, general & administration	4,789,451	(1,991,740)	i.	2,797,711
Total operating expenses	5,091,744	(1,991,740)		3,100,004
Income (loss) from operations	(5,162,496)	1,991,740		(3,170,756)
Other expense
Interest expense, net	848,593	-		848,593
Other income	(304,142)	-		(304,142)
Total other expense	544,451	-		544,451
Net income (loss)	$(5,706,947)	$1,991,740		$(3,715,207)

Basic income (loss) per share	$(0.13)	$0.04	i.	$(0.08)
Basic weighted average shares outstanding	44,356,148	44,356,148		44,356,148
Diluted income (loss) per share	$(0.13)	$0.04	i.	$(0.08)
Dilutive weighted average shares outstanding	44,356,148	44,356,148		44,356,148

AURA SYSTEMS, INC.

STATEMENT OF CASH FLOWS (RESTATED)

FOR THE NINE-MONTHS ENDED NOVEMBER 30, 2018

	Nine-months ended November 30, 2018
	Previously Reported	Restatement Adjustment		Restated

Net loss	$(5,706,947)	$1,991,740	i.	$(3,715,207)
Adjustments to reconcile net loss to cash used in operating activities
FMV of warrants issued for services	438,826	-		438,826
Gain on settlement of debt	-	-		-
Stock issued for services	1,992,250	(1,991,740)	i.	510
(Increase) decrease in
Accounts receivable	-	-		-
Other current assets	(8,804)	-		(8,804)
Increase (decrease) in
Accts payable, customer deposits and accrued expenses	1,382,524	-		1,382,524
Cash used in operating activities	(1,902,151)	-		(1,902,151)

Cash flows from financing activities
Issuance of common stock		-		-
Payment on notes payable	(50,000)	-		(50,000)
Proceeds from subscription receivable	1,225,000	-		1,225,000
Cash provided by financing activities	1,175,000	-		1,175,000

Net incr (decr) in cash and cash equivalents	(727,151)	-		(727,151)
Beginning cash	748,008	-		748,008
Ending cash	$20,857	$-		$20,857
Cash paid in the period for:
Interest	$37,500	$-		$37,500
Income taxes	$-	$-		$-

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

As of the date of this filing, Robert Kopple, our former Vice Chairman of the Board, is the only significant unsecured note holder that has not agreed to restructure his debt. Mr. Kopple claims that he and his affiliates are owed approximately $10.3 million on terms significantly preferable to other similarly situated unsecured creditors. We dispute Mr. Kopple’s claims. See “Part II-Other Information, Item 1. Legal Proceedings” included elsewhere in this Quarterly Report on Form 10-Q for information regarding the dispute with Mr. Kopple regarding these transactions. Mr. Kopple has not accepted our numerous offers to restructure this debt.

During the three-months ended November 30, 2019, we recorded a one-time gain to other income on the Statement of Operations of approximately $1.9 million consisting of the cancellation of accounts payable of $0.3 million, cancellation of customer advances of $0.4 million and cancellation of unpaid wages and salaries of $1.5 million. In addition, $1.0 million of unpaid compensation owed to a former CEO and a related party was cancelled and accounted for as a capital transaction and reclassified from accrued expense-related party to additional paid-in-capital. These amounts were incurred in prior years and were cancelledas the related statue of limitation periods have since expired. The Company reclassified in the three-months ended November 30, 2019 approximately $0.3 million related to the shares issued to the Company’s president in August 2019 as other expense (see Notes 3 and 7 to the Condensed Financial Statements).

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

(ii) The second component of our business model is focused on the design of new products and engineering support for the sales activities described above. The engineering support consists of the introduction of new features for our AuraGen® solution such as higher power, different voltages, three phase options, shore power systems, higher current solutions as well as interface kits for different platforms. Afterreducing our engineering, manufacturing, sales, and marketing activities to focus on renegotiating numerous financial obligations in fiscal 2018 and 2019, we expect modest engineering activities budgeted at approximately $200,000 during the fiscal 2020 year.

Operations.

During the first half of fiscal 2016, we significantly reduced operations due to lack of financial resources. During the second half of fiscal 2016, our operations were further disrupted when we were forced to move from our facilities in Redondo Beach, California to a smaller facility in Stanton, California. During fiscal years 2017 to 2019, the Company reduced its engineering, manufacturing, sales, and marketing activities to focus on renegotiating numerous financial obligations. During this time, our agreements with numerous customers, third party vendors, and organizations and entities material to the operation of the Company business were canceled, delayed or terminated. During fiscal 2018, we successfully restructured in excess of $30 million of debt. During fiscal 2019, we continued to address our financial needs, were able to ship a small quantity of product during fiscal 2019 and shipped a small amount to customers and maintained a small inventory of finished product. During the nine-months ended November 30, 2020, we increased production and recognized approximately $745,000 of revenue. Our marketing strategy during fiscal 2020 includes the following key activities:

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

Going Concern.

Our independent auditor has expressed doubt about our ability to continue as a going concern and believes that our ability is dependent on our ability to implement our business plan, raise capital and generate revenues (see Note 3 to the Condensed Financial Statements). See Report of Independent Registered Public Accounting Firm on page F-1, together with the Company’s audited consolidated financial statements for the fiscal year ended February 28, 2019 on Form 10-K/A issued on October 24, 2019.

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

We have assessed the impact of the guidance by performing the following five steps analysis:

Step 1: Identify the contract

Step 2: Identify the performance obligations

Step 3: Determine the transaction price

Step 4: Allocate the transaction price

Step 5: Recognize revenue

Inventory Valuation and Classification

Inventories are valued at the lower of cost (first-in, first-out) or market, on a standard cost basis. We review the components of inventory on a regular basis for excess or obsolete inventory based on estimated future usage and sales. We have minimally operated and therefore have only produced minimal product since late 2015. As a result, while we believe that a portion of the inventory has value, we are unable to substantiate its demand and market value and as a result we elected to fully reserve our inventory it in its entirety as of February 28, 2019. During fiscal year 2020, we increased production and, accordingly, we have assigned a value of $53,000 to our physical and book inventory as of November 30, 2019.

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

Results of Operations

Nine-months ended November 30, 2019 compared to nine-months ended November 30, 2018

Net revenues were $744,850 for the nine-months ended November 30, 2019 (the “Nine-Months FY2020”) compared to $39,274 for the nine-months ended November 30, 2018 (the “Nine-Months FY2019”), or an increase of 1,796% compared to the same period of fiscal 2019. During the second and third quarters of 2020, we delivered 116 generator units to a distribution customer as compared to 6 units in the same period in the prior year for a military application.

Cost of goods sold were $147,752 in the Nine-Months FY2020 compared to $110,026 in the Nine-Months FY2019 resulting in a gross profit of $597,097 and a loss of $70,752, respectively, and gross margins of 80.0% and negative 180.2%, respectively. Gross profit and related gross margin for the Nine-Months FY2020 shipments were high due to the utilization of inventory previously fully reserved. We do not expect gross margins above 80% to continue for shipments of generator units in future quarters as the availability of usable parts from fully reserved inventory will decline.

Engineering, research and development expenses were $123,024 in the Nine-Months FY2020, compared to $302,293 in the Nine-Months FY2019, or a decline of 59.3%. Beginning fiscal 2021, we expect to increase spend of research and development to include additional technical personnel, test and evaluation components, capital equipment, larger space allocation to an annualized spend of $700,000.

Selling, general and administrative expense was $915,934 for the nine-months ended November 30, 2019 as compared to $2,797,711 during the comparable period of fiscal year 2019, or a decline of $1,881,777 (67%). During Nine-Months FY2019, we incurred an expense of $417,000 related to the repricing of warrants and options, $432,000 of higher legal expenses, higher consulting expense and administrative headcount cost.

Net interest expense in the Nine-Months FY2020 increased $37,138 or 4%, to $885,731 from $848,593 in the Nine-Months FY2019.

Our net income for the Nine-Months FY2020 increased $4,298,864, or 116%, to $583,657 from a net loss of $3,715, 207 in the Nine-Months FY2019 due primarily to (i) the recording of a total of $1.9 million in gains, as compared to $0.3 million in the same period of fiscal 2018, on cancellation of accounts payables, customer advances and unpaid salaries and related expenses following expiration of applicable statute of limitations periods (ii) increased gross profit contribution of $0.7 million on higher levels of shipments and (iii) reduced operating expenses of $2.1 million.

Three months ended November 30, 2019 compared to three months ended November 30, 2018

Net revenues were $396,775 for the three-months ended November 30, 2019 (the “Three-Months FY2020”) compared to $0 for the three-months ended November 30, 2018 (the “Three-Months FY2019”). During the second quarter of 2020, we delivered 64 generator units to a distribution customer as compared to 0 units in the same period in the prior year.

Cost of goods sold were $116,655 in the Three-Months FY2020 compared to $37,032 in the Three-Months FY2019 resulting in a gross profit of $281,119 and a loss of $37,032, respectively, and gross margins of 70.8% and a meaningless gross margin, respectively. Gross profit and related gross margin for the Three-Months FY2020 shipments were high due to the utilization of inventory previously fully reserved. We do not expect gross margins above 80% to continue for shipments of generator units in future quarters as the availability of usable parts from fully reserved inventory will decline.

Engineering, research and development expenses were $30,472 in the Three-Months FY2020, compared to $138,417 in the Three-Months FY2019, or a decrease of 78%

Selling, general and administrative expense decreased $383,000 (48%) to $407,652 in the Three-Months FY2020 from $790,985 in the Three-Months FY2019. During Three-Months FY2020, we incurred less cost for administrative headcount and consultancy cost by $250,000 and $150,000 in reduced legal fees.

Net interest expense in the Three-Months FY2020 decreased $11,293 or 4%, to $283,928 from $295,221 in the Three-Months FY2019.

Net income for the Three-Months FY2020 increased $2,780,761, or 212%, to $1,470,317 from a loss of $1,310,444 in the Three-Months FY2019 due primarily to (i) the recording of a total of $1.9 million in gains on cancellation of accounts payables, customer advances and unpaid salaries and related expenses following expiration of the applicable statute of limitation periods (ii) increased gross profit contribution of $0.3 million on higher levels of shipments (iii) reduced operating expenses of $0.5 million and (iv) other expense of $0.1 million.

Liquidity and Capital Resources

Net cash used in operations for the nine months ended November 30, 2019, was $490,578, a decrease of $1,411,573 from the comparable period in the prior fiscal year. Net cash provided by financing activities during the nine-months ended November 30, 2019, was $255,245 consisting of (i) cash proceeds from issuance of common stock of $295,245 partially and (ii) offset by $40,000 of principle payments on a note payable as compared to cash provided by financing of $1,175,000 in the same period of fiscal 2019 consisting of (i) proceeds from a subscription receivable of $1,225,000 and offset by (ii) principle payment of $50,000 on a note payable. The cash flow generated from our operations to date has not been sufficient to fund our working capital needs, and we cannot predict when operating cash flow will be sufficient to fund working capital needs.

There were no acquisitions of property and equipment during the Nine-Months FY2020 or the Nine-Months FY2019.

Accrued expenses as of November 30, 2019 decreased $1.1 million to $1,066,260 from $2,197,129 as of February 28, 2019 due to the one-time cancellation of accounts payable, customer deposits and unpaid salaries and related expenses discussed above. Accrued expense-related party decreased by $1.0 million to $0 associated with the cancellation of the related party obligation as discussed above.

The Company had a deficit of $19.3 million in shareholders’ equity as of November 30, 2019, compared to $21.6 million as of February 28, 2019 with the net change attributed to net income of approximately $1.6 million and the issuance of shares of $0.7 million.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the specified time periods. For the last 3 fiscal years, these control and procedures broke down due to insufficient capital to maintain such controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, the Company’s management evaluated, with the participation of the Company’s Principal Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures. Based on the evaluation, the Company’s Principal Executive Officer and Chief Financial Officer concluded that these controls and procedures were ineffective as of the end of the period covered by this report in ensuring that information requiring disclosure is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. The Company continues to remediate the findings contained in our Annual Report on Form 10-K/A, for the fiscal year ended February 28, 2019, issued on October 24, 2019.

Changes in Internal Control over Financial Reporting

There have been no other changes in our internal control over financial reporting during our fiscal quarter ended November 30, 2019, not previously identified in our Annual Report on Form 10-K/A, for the fiscal year ended February 28, 2019 and issued on October 24, 2019 which have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

In February 2018, the Company failed to issue shares of stock contractually owed toBetterSea, LLC. On August 15, 2018, 7,364,735 restricted shares were issued in fulfillment of this contractual obligation based on the then-outstanding closing quote of the stock. The issuance of the shares was previously reported by the Company. The Company also paid $20,000 in legal fees related to legal expense associated with the Company’s delays in the issuance of the stock.

In May 2018, Shelley Scholnick dba JB Transporters brought suit against the Company claiming ongoing fees in excess of $52,000 owed for the storage of the Company’s property. Notably, in June 2017, the Company had brought suit against J.B. Moving & Delivery, a business operated and controlled by Scholnick’s relative, Jacob Binstok, for damages suffered by the Company as a result of the defendant’s improper storage of the Company’s property and improper refusal to return such property. In 2018, the Company successfully received a judgment against J.B. Moving & Delivery in the amount of approximately $114,000. The Company disputes that any amount is now owed to Scholnick.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine-months ended November 30, 2019, we issued 1,383,015 shares of common stock for cash proceeds of $295,354.

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

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information.

None.

ITEM 6.  Exhibits

31.1	Certification pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

31.2	Certification pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

32.1	Certification of PrincipalExecutive Officier and Chief Financial Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 14, 2020	AURA SYSTEMS, INC.
(Registrant)

	By:	/s/ David Mann
David Mann
Chief Financial Officer
(Principal Financial and Accounting Officer and
Duly Authorized Officer)