Form 10-K/A
period 2019-02-28
AURA SYSTEMS INC
filed 2020-03-13
CIK 826253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A

(Amendment No. 3)

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

AURA SYSTEMS, INC.

Dated:	March 13, 2020

By:	/s/ Cipora Lavut
Cipora Lavut
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signatures	Title	Date

/s/ Cipora Lavut	President (Principal Executive Officer), Board Chair	March 13, 2020
Cipora Lavut

/s/ David Mann	Chief Financial Officer (Principal Financial Officer,	March 13, 2020
David Mann	Principal Accounting Officer), Director

/s/ Robert Lempert	Director	March 13, 2020
Robert Lempert

/s/ Gary Douglas	Director	March 13, 2020
Gary Douglas

/s/ Salvador Diaz-Verson, Jr.	Director	March 13, 2020
Salvador Diaz-Verson, Jr.

5757 W Century Blvd, Suite 303, Los Angeles, CA 90045 Tel +1(714) 325-1721 Fax +1(310) 410-0371

Accountants and Consultants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

Aura Systems, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Aura Systems (the Company) as of February 28, 2019 and 2018, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two years in the period then ended, and the related notes (collectively referred to as the financial statements).

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2019 and 2018, and the results of its operations and its cash flows for the two years in the period then ended, in conformity with accounting principles generally accepted in the United States of America.

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the financial statements, the Company has historically incurred loss since inception, has negative cash flow from operation, and the Company may not have sufficient working capital or outside financing available to meet its planned operating activities over the next twelve months. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are described in Note 10 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

5757 W Century Blvd, Suite 303, Los Angeles, CA 90045 Tel +1(714) 325-1721 Fax +1(310) 410-0371

Accountants and Consultants

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KSP Group, Inc.

CERTIFIED PUBLIC ACCOUNTANTS

We have served as the Company’s auditor since 2017.

As discussed in note 13, the Company restated its financial statements for the year ended February 28, 2019

Los Angeles, CA

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

Activity in the 2006 Plan is restated as follows:

	Number of Shares	Exercise Prices	Weighted Average Intrinsic Value
Outstanding, February 28, 2018	1,032,000	$1.40	$-
Granted	-	-	-
Exercised	-	-	-
Cancelled	(385,000)	$1.40	-
Outstanding, February 28, 2019	647,000	$1.40	$-

The exercise prices for the options outstanding at February 28, 2019, and information relating to these options is as follows:

Options Outstanding				Exercisable Options
Range of Exercise Price	Number	Weighted Average Remaining Life	Weighted Average Exercise Price	Weighted Average Remaining Life	Number	Weighted Average Exercise Price
$1.40	647,000	1.00 Yr	$1.40	1.00 Yr	647,000	$1.40

Warrants

Activity in the 2011 Plan for issued and outstanding warrants is as follows:

	Number of Shares	Exercise Prices
Outstanding, February 28, 2018	8,743,505	$0.70 $1.40
Granted	645,957	$1.40
Exercised	-	-
Cancelled	(1,898,475)	$0.70 $1.40
Outstanding, February 28, 2019	7,490,987	$1.40

The exercise prices and information related to the warrants under the 2011 Plan outstanding at February 28, 2019 is as follows:

Range of Exercise Price	Stock Warrants Outstanding	Stock Warrants Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price of Warrants Outstanding	Weighted Average Exercise Price of Warrants Exercisable
$1.40	7,490,987	7,485,987	3.50 Yrs.	$1.40	$1.40

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