Form 10-K
period 2020-02-29
AURA SYSTEMS INC
filed 2020-07-13
CIK 826253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 29, 2020

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

10541 Ashdale Street.,

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

On August 31, 2019, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $12,327,273. The aggregate market value has been computed by reference to the last sale price of the stock as quoted on the Pink Sheets quotation system on August 30, 2019. For purposes of this calculation, voting stock held by officers, directors, and affiliates has been excluded.

On July 10, 2020, the Registrant had 57,759,207 shares of common stock outstanding.

Documents incorporated by reference: None.

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

References in this Report to “we”, “us”, “the Company,” “Aura” or “Aura Systems” means Aura Systems, Inc. As used herein, reference to “fiscal 2021” refers to the fiscal year ending February 28, 2021, reference to “fiscal 2020” refers to the fiscal year ended February 29, 2020, reference to “fiscal 2019” refers to the fiscal year ended February 28, 2019, reference to “fiscal 2018” refers to the fiscal year ended February 28, 2018, reference to “fiscal 2017” refers to the fiscal year ended February 28, 2017, reference to “fiscal 2016” refers to the fiscal year ended February 29, 2016, and reference to “fiscal 2015” refers to the fiscal year ended February 28, 2015.

ii

PART I

ITEM 1. BUSINESS

Introduction

Aura Systems, Inc., is a Delaware corporation that was founded in 1987. The Company designs, assembles, tests and sells our proprietary and patented axial flux induction machine known as the AuraGen® for industrial and commercial applications and the VIPER for military applications (collectively referred to as the “AuraGen®”).

Our patented AuraGen® system –– when applied as a generator –– uses an existing engine (of a vehicle or any other prime mover) to create mechanical energy which is then converted into electric power by our system. Our control system is used to deliver such power to the user. When used as an electric motor, our system delivers mechanical power to drive mechanical devices. During the first half of fiscal 2016, the Company significantly reduced operations due to lack of financial resources. During the second half of fiscal 2016, the Company’s operations were further disrupted when the Company was forced to move from its facilities in Redondo Beach, California to a smaller facility in Stanton, California. During fiscal 2017, the Company curtailed much of its engineering, manufacturing, sales, and marketing activities to focus on renegotiating numerous financial obligations. During fiscal 2018, the Company successfully restructured in excess of $30 million of debt and held its first stockholder meeting since 2011. During fiscal 2019, the Company continued to focus on seeking new sources of financing and utilized a contract manufacturer to produce some initial products. Since July 2019, the Company has focused its efforts on the sales and manufacturing of its products as well as rebuilding relationships with its vendors and suppliers. Though these efforts, since July 8, 2019, the Company has shipped more than one-hundred and thirty units and during fiscal 2020, we recognized revenue of approximately $822,000.

Traditional induction machines representing a radial flux design has been the workhorse of industry due to their robustness, attractive cost, and easy control. However, radial flux machines are heavy and bulky. Axial flux induction machines (such as the AuraGen®), on the other hand, have all the advantages of radial flux machines, but with the advantage of higher energy density (more energy per unit volume). This results in axial flux machines being smaller and lighter yet with equivalent performance to the radial flux design. Unlike permanent magnet (“PM”) machines, induction machines do not use any permanent magnets and therefore the controller can change the magnetic (B) fields, since, generally the magnetic (B) field is proportionate to the voltage divided by the frequency (V/f). It is generally accepted that for PM machines, as machine size grows, the magnetic losses increase proportionately, and partial load efficiency drops. On the other hand, with induction machines, as the machine size grows, magnetic losses do not necessarily grow. Induction drives could offer an advantage when high-performance is desired. The peak efficiency of an induction drive will be somewhat lower than with PM machines, but average efficiency may increase. In addition, most permanent magnets used in motor/generator applications are Neodymium-based. Today, more than 80% of Neodymium (a rare earth metal) is produced in China. Induction machines, such as the AuraGen®, however, do not use any permanent magnets.

Although the first radial flux machines were demonstrated in the early 1900’s, such machines were never widely adopted due to various characteristics of this technology that were deemed to be prohibitive to mainstream utilization, including: (i) strong axial magnetic attraction force between the stator and the rotor, (ii) fabrication difficulties such as cutting the slots in laminated cores, (iii) high cost involved in manufacturing the laminated stator core, (iv) difficulties in assembling the machine and maintaining a uniform air gap and (v) providing a laminated rotor that can stand the large centrifugal forces. Through technological innovations and developments by Aura, however, these historical objections to the axial flux machines have been overcome and do not present a barrier for widespread adoption of the AuraGen® system.

The AuraGen® Mobile Power System is composed of two primary subsystems (i) the patented axial flux alternator, (ii) the electronic control unit (“ECU”) The architecture of our ECU is designed to separate the power generation from the power user, thus creating a flexible system that can support multi voltages simultaneously. The system architecture is based on having a direct current (“DC”) power bus that is used to excite the alternator and also to collect energy from the alternator. The user AC loads are supported from the power bus through a PWM based inverter and DC loads are supported through a Buck converter used in conjunction with a bidirectional power supply (BDPS) from the high voltage power buss. Neither the AC nor the DC loads are directly supported by the AuraGen®/VIPER, but rather the control system is such that the AuraGen®/VIPER alternator function is to support the power buss to ensure no significant drop in voltage as the load is applied. This immediately leads to a load following design where the demand on the alternator at any moment in time is equal to the demanded user load (up to the maximum alternator power capabilities). The BDPS also provides the seamless transition to maintain the power bus when the prime mover is turned off (batteries are used to support the power bus).

The issue of the strong axial magnetic attraction force between the stator and the rotor was addressed by Aura’s patented approach of using a topology of two stators and a rotor sandwiched between them. This was disclosed in Aura’s U.S. Patent 5,734,217 and U.S. Patent 6,157,175. In addition to other benefits, the topology is such that the axial forces on the bearings are small and negligible.

The Company also developed a cast rotor for the axial flux machine as described in U.S. Patents 5,734,217 and 6,157,175. This rotor does not require any laminates and provides the structural integrity to withstand large centrifugal forces, while at the same time provides the proper electric and magnetic properties.

After a lengthy development period, the Company first began commercializing the AuraGen® in late 1999 and early 2000. In 2001, our first commercial product was a 5,000-watt 120/240V AC machine; we subsequently added an 8,500-watt configuration and introduced the BDPS that allowed us to provide simultaneously an AC/DC solution. In fiscal 2008, the Company introduced a system that generates up to 16,000 watts of continuous power by combining two 8,000-watt systems on a single-shaft (dual system). Since July 2019, we have upgraded a version of our electronic controller using Silicon Carbide (SiC) switching to 10,000 watts continuous and a dual system was upgraded to 20,000 watts of output power.

Impact of the COVID-19 Pandemic

The COVID-19 global pandemic has negatively affected the global economy, disrupted global supply chains, and created extreme volatility and disruptions to capital and credit markets in the global financial markets. We began to see the impact of COVID-19 during our fourth quarter of fiscal 2020 with our Chinese joint venture’s manufacturing facilities being required to close and many of our customers suspending their own operations due to the COVID-19 pandemic. As a result, net sales and production levels during the fourth quarter of fiscal 2020 and the first quarter of fiscal 2021 were significantly reduced, thus impacting our results of operations during these quarters.

In response to the COVID-19 pandemic and business disruption, we implemented certain measures to manage costs, preserve liquidity and enhance employee safety. These measures included the following:

●	Reduction of payroll costs through temporary furloughs;

●	Enhanced cleaning and disinfection procedures at our facilities, temperature checks for our workers, promotion of social distancing at our facilities and requirements for employees to work from home where possible;

●	Reduction of capital expenditures; and

●	Deferral of discretionary spending.

The extent of the impact of the COVID-19 pandemic on our business, financial results and liquidity will depend largely on future developments, including the duration of the spread of the COVID-19 outbreak within the U.S. and globally, the impact on capital and financial markets and the related impact on our customers, especially in the commercial vehicle markets. These future developments are outside of our control, are highly uncertain and cannot be predicted. If the impact is prolonged, then it can further increase the difficulty of planning for operations and may require us to take further actions as it relates to costs and liquidity. These and other potential impacts of the COVID-19 pandemic will adversely impact our results for the first quarter of fiscal 2021, as well as the full fiscal year, and that impact could be material.

Business Arrangements

During fiscal 2018 and fiscal 2019, the Company’s engineering, manufacturing, sales, and marketing activities were reduced while we focused on renegotiating numerous financial obligations. During this time, the Company’s agreements with numerous customers, third party vendors, and organizations and entities material to the operation of the Company business were canceled, delayed or terminated. During fiscal 2018, the Company successfully restructured in excess of $30 million of debt. During fiscal 2019, the Company continued to address its financial needs and began utilizing an outside contractor to manufacture the AuraGen® product. Utilizing contractors, the Company shipped 11 units to customers during fiscal 2019. In the second half of fiscal 2020, the Company began significantly increasing its engineering, manufacturing and marketing activities. From July 8, 2019 through the end of fiscal year 2020 (February 29, 2020), we have shipped more than 130 units to customers, a greater than ten-fold increase over fiscal 2019.

In March 2017, the Company signed a joint venture agreement with a Chinese company to build, service and distribute AuraGen® products in China. Under the Jiangsu Shengfeng joint venture agreement, the Chinese partner owns 51% of the joint venture and the Company owns 49%. The Chinese partner contributed a total of approximately $9.75 million to the venture principally in the form of facilities, equipment, and approximately $500,000 of working capital while the Company contributed $250,000 in cash as well as a limited license. The limited license sold to the joint venture, however, does not permit the venture to manufacture the AuraGen® rotor; rather, the joint venture is required to purchase all rotor subassemblies as well as certain software elements directly from the Company. During fiscal 2018, Jiangsu Shengfeng placed a $1,000,000 order with the Company including a $700,000 advance payment of which the Company has failed to deliver produce in accordance with the order received. On November 20, 2019, the Company reached a preliminary agreement with Jiangsu Shengfeng regarding the return of $700,000 previously advanced to the Company. The preliminary agreement reached consists of a non-interest-bearing promissory note and a payment plan pursuant to which the $700,000 is to be paid over a 11-month period beginning March 15, 2020 through February 15, 2021. The preliminary agreement was subject to the JV continuous operation. However, starting in January 2020 the JV was shut down by the Chinese authority a due to the COVID-19 virus, and as of the date of this filing, the JV operation has not restarted. In the Balance Sheet as of February 29, 2020, the unpaid balance of $700,000 was reclassified as part of notes payable. During fiscal 2020, the Company recorded an impairment expense of $250,000 to fully write-off the Jiangsu Shengfeng investment due to the uncertainty of the operation as of this time.

On March 26, 2019, various stockholders of the Company, controlling a combined total of more than 27.5 million shares, delivered a signed written consent to the Company removing Ronald Buschur as a member of the Company’s Board and electing Cipora Lavut as a director of the Company.  On March 27, 2019, those same stockholders delivered a further signed written consent to the Company removing William Anderson and Si Ryong Yu as members of the Company’s Board and electing Robert Lempert and David Mann as directors of the Company. These written consents represented a majority of the outstanding shares of the Company’s common stock as of March 26, 2019 and March 27, 2019, respectively. Because of Aura’s refusal to recognize the legal effectiveness of the consents, on April 8, 2019 the stockholders filed suit in the Court of Chancery of the State of Delaware pursuant to Section 225 of the Delaware General Corporations Law, seeking an order confirming the validity of the consents and declaring that Aura’s Board consists of Ms. Lavut, Mr. Mann, Dr. Lempert, Mr. Douglas and Mr. Diaz-Versón, Jr. On July 8, 2019 the Court of Chancery entered final judgment in favor of the stockholder plaintiffs, confirming that (a) Ronald Buschur, Si Ryong Yu and William Anderson had been validly removed by the holders of a majority of the Company’s outstanding stock acting by written consent (b) Ms. Lavut, Mr. Mann and Dr. Lempert had been validly elected by the holders of a majority of the Company’s outstanding stock acting by written consent, and (c) the Company’s Board of Directors validly consists of Cipora Lavut, David Mann, Robert Lempert, Gary Douglas and Salvador Diaz-Versón, Jr. See Item 3, Legal Proceedings for more information.

The AuraGen®®/VIPER Product Overview:

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

The Company has power solutions for three continuous power levels: (a) 5,000 watts; (b) 10,000 watts; (c) 20,000 watts. All the AC power is pure sine wave with total harmonic distortion of less than 2.1% and is available in 120 VAC and/or 230/240/400 VAC as well as 50/60 Hz and either single or three phases. In addition, the power generated on all models can be partitioned to provide simultaneous AC and 14 or 28 VDC.  The AuraGen® power levels can be generated as the prime mover speed varies from idle to maximum rated speed. The VIPER (the military version of the AuraGen® system) includes as an option a complete power management system which (i) monitors in real time the batteries’ voltage and temperature, (ii) provides a partition of the power between AC and DC simultaneously with the ability to be programmed from all AC to all DC, (iii) monitors the RPM of the generator, (iv) monitors the temperatures of the generator and the ECU, (v) monitors the raw power generated, (vi) monitors both the AC and DC loads as to voltage and current, (vii) provides programming of load prioritization and load shedding, and (viii) monitors the voltage of the internal 400-800 VDC bus.

Markets Served by the AuraGen®/VIPER

Mobile and Remote (not power grid connected) Power Industry

We believe that the mobile and remote power generation market is large and growing. There are four basic market segments (i) military, (ii) stationary but remote commercial/industrial, (iii) mobile commercial/industrial, and (iv) hybrid, electric and autonomous vehicles. The military marketplace is also divided between mobile and stationary applications.

We believe that one of the fastest growing segments in the military marketplace is On-Board-Exportable-Power (OBEP), which is electric power on vehicles that can be used to support other than vehicle functions. The driver behind the increased demand for on-board power include numerous advance weapon systems as well as increase in C4I functions (command, control, communication, computers and information). Currently, most on board power is provided by Auxiliary Power Units (“APUs”) that are (i) large fuel users, (ii) bulky, (iii) heavy and (iv) require constant maintenance. Militaries all over the world are seeking more efficient integrated power solutions for their vehicles.

Similar to the military demands, the commercial and industrial markets also require on-board power to support modern computers, digital sensors and instruments as well as electrical driven tools. Current automotive alternators cannot supply the existing demanded power and thus the common solution is the use of APUs. These APUs can be environmentally unfriendly, substantial users of fuel, heavy, bulky and require constant maintenance and scheduled service. Vehicles used in the telecommunications, utilities, public works, construction, catering, oil and gas industries, emergency/rescue, and recreational vehicles rely heavily on mobile power for their daily work. Hybrid and electric vehicles by their nature require significant amounts of on-board power to charge batteries as well as to operate electric motors.

The traditional solutions available for mobile and remote power users are:

●	Gensets (AKA APUs), Gensets are standalone power generation units that are not incorporated into a vehicle and require external fuel (either gasoline or diesel) in order to generate electricity. Gensets (i) are generally noisy and cumbersome to transport because of their weight and size, (ii) typically run at constant speed to generate 50 or 60 Hz of AC power, (iii) must be operated at a significant part of the rated power to avoid wet staking, (iv) are significantly derated in the presence of harmonics in the loads and (v) require significant scheduled maintenance and service. Genset technology has been utilized since the 1950s.

●	High-Output Alternators, High-output alternators are traditionally found in trucks and commercial vehicles and the vehicle’s engine is used as the prime mover. All high-output alternators provide their rated power at very high RPM and significantly less power at lower RPM. In addition, high-output alternators are generally only 30% efficient at the low RPM range and increase to only 50% efficiency at the high end of the RPM range. The power generated by high-output alternators is 12 or 24 Volt DC and an inverter is required if AC power is needed. In addition, due to the low power output at low RPMs, in order to get significant power, a throttle controller is used to speed-up the engine.

●	Inverters, Inverters are devices that invert DC to AC. Inverters as mobile power generators are traditionally used in low power requirements, typically less than 2,500 watts, and do not have the ability to recharge the batteries that are traditionally used as the source of power. Thus, typical inverter users require other means to recharge the used batteries such as “shore-power” or gensets. More recently dynamic inverters became available. Dynamic inverters use power from the alternator to augment power from the batteries and are able to achieve power levels in excess of 6,000 watts. Dynamic inverters introduce significant stresses on both the batteries and alternators, which causes significant life shortening for both. When the inverter is turned on, the alternator is switched off from the vehicle battery and tied into a transformer that uses electronic controls to change the DC alternator inputs to AC inverter output. A separate transformer winding provides battery charging so that fully regulated 120 Volt AC and 12 Volt DC power is available as long as the engine is running at high enough RPM to provide power for the load and the battery charging. All dynamic inverters require a high-output alternator to be able to output significant AC power. As is often the case, the limiting factor is the high-output alternator. In order to get stable output, a very accurate throttle controller is also needed to maintain steady speed on the engine.

●	Permanent-Magnet Alternators. Recently a number of companies have introduced alternators using exotic permanent magnets. These alternators tend to have higher power generation capabilities than regular alternators at lower engine RPM. In order to be practical in an under-the–hood environment (200[o]F) active cooling must be added, since the magnets are demagnetized at approximately 176[o]F. There are other issues that require an active control system that will add and subtract magnetic field strength as the engine RPM increases. Over 80% of the magnets used for electric machines comes from China.

●	Fuel Cells. Fuel cells are solid-state devices that produce electricity by combining a fuel containing hydrogen with oxygen. They have a wide range of applications and can be used in place of the internal combustion engine and traditional lead-acid and lithium-ion batteries. The most widely deployed fuel cells are substantially more expensive than other power solutions.

●	Batteries. Batteries convert stored chemical energy to electrical power

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

Permanent-Magnet (“PM”) alternators. -A number of companies have introduced alternators using exotic Neodymium (NdFeB) magnets. These alternators tend to have higher power generation capabilities than regular alternators at lower RPM. Unfortunately, PM machines with NdFeB magnets are very sensitive to temperature and, unlike the AuraGen®, cannot survive the typical under-the-hood environment (200oF+). In order to apply such devices for automotive applications one must add expensive and cumbersome active cooling since the magnets are demagnetized at approximately (176oF). To date, such machines have been used mostly in wind-power generation applications.

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

Others- Symetron Technology by Raser Inc. is sometimes mistaken for a new form of a motor or generator. It is not. Rather, the Symetron technology is simply a variable frequency motor/generator controller that uses numerous control schemes to optimize performance. The Symetron technology involves adaptive tuning to continuously optimize motor and system efficiency for the speed and torque operating point.

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

●	Smaller Size and Weight. The AuraGen®’s patented breakthrough design is more than 50% smaller and lighter as compared to traditional solutions of comparative output. This ultra-compact design allows the AuraGen® to reside “under-the-hood” of most vehicles and to be powered by a vehicle’s primary engine or power takeoff “PTO”. In comparison, traditional solutions are too large and bulky to be integrated directly into most vehicles and, therefore, require their own independent power source.

●	Higher Efficiency. The AuraGen® power solution is also more efficient than traditional solutions. due to the significant increase in efficiency of the AuraGen® design over conventional designs. Traditional alternators, for example, are at best 50% efficient and require approximately 1 gallon of fuel per each 7.6 kW-Hr. The AuraGen® system in comparison is approximately 80% efficient and requires approximately only 1 gallon of fuel per each 12.16 kW-Hr. Thus, given a need for 10 kW of power, for example, the traditional solution will require approximately 1.3 gallons per hour of fuel while the AuraGen® solution will require only 0.83 gallons per hour for the same output.

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

●	Variable Speed. The AuraGen® solution provides full power at near idol. This means that, unlike most other traditional systems, the AuraGen® system’s ability to provide users with full power is largely independent of the speed of the prime mover. The ability to operate at variable speed makes the Aura solution very attractive when the speed of the prime mover varies and is unpredictable, such as in automotive applications. The variable speed solution is a direct consequence of our system architecture where we separated the power generation from the power delivery by the power bus.

●	Earth-Forward, Green Technology. The AuraGen® system is significantly more environmentally friendly than traditional generator and mobile power technology. Because of its extreme efficiency and resulting small size, the AuraGen® system utilizes fewer resources to manufacture. Moreover, the AuraGen® uses a vehicle’s primary automotive engine, which is already highly regulated for environmental protection. Traditional mobile power solutions, in comparison, use small, less efficient, auxiliary engines that produce significantly higher levels of emissions per unit of power output than the automobile engine.

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

Targeted Markets

The Company is reexamining and identifying key markets upon which to focus as the Company expands operations.

The uses of mobile generators in many industries are well documented and understood. Most industries dealing with construction and maintaining infrastructure rely on mobile generators for their primary power source. In addition, numerous leisure users are demanding friendly mobile power to use for their air-conditioning and appliances while traveling by RVs or boats. Aura already has a well-defined global interest in numerous market segments with over 10,000 systems installed in 20 countries. The global opportunities can clearly expand rapidly by providing social and economic benefit to end-users.

Traditionally, these markets have been served by generators knows as gensets, also known as Auxiliary Power Units (“APU”) that consist of a small diesel or gasoline engine and an alternator. The largest segments of mobile power users require power in the 3.5 to 15 kilowatts (“kW”) range. The global motor and generator manufacturing industry in 2013 had revenue of about $100 billion annually1.

Military market

One of the fastest growing segments is the military marketplace for On-Board-Exportable-Power (OBEP); electric power on vehicles that can be used to support additional functions over and above those of traditional vehicle functions. The drivers for increased demand for on-board power include numerous advanced weapon systems as well as an increase in C4I functions (Command, Control Communication, Computers and Intelligence). Similar to the military demands, the commercial and industrial markets also require on-board power to support modern computers, digital sensors and instruments as well as electrically driven tools. Current automotive alternators cannot supply the existing demanded power and, thus, the common solution is the use of Auxiliary Power Unit. Vehicles used in the telecommunications, transport refrigeration, utilities, public works, construction, catering, oil and gas service industries, emergency/rescue, and recreational vehicles and boats rely heavily on mobile power for their daily needs.

One focused market for the Company’s VIPER solution is military applications. The global military land vehicles market is expected to grow by 29% through 2022, increasing to $30.33 billion by 2022, according to market researcher, Frost & Sullivan in London2. While traditional markets for military vehicles such as the U.S. are choosing to upgrade and maintain existing fleets rather than replace aging vehicles, other regions are looking to purchase new units, which also provides maintenance and upgrade opportunities. The active number of military vehicles was estimated at over 408,000 in 2012 and is expected to increase to slightly over 418,000 by 2021. New vehicle procurement is expected to decline in western defense and increase in emerging markets of APAC and the Middle East. End-users are focusing more on quality over quantity in all new procurements.3

[1]	www.researchandmarkets.com/research/85nfdq/motor_ Press Release | Wed Feb 27, 2013
[2]	John Keller July 10, 2014 Military and Aerospace Electronics
[3]	Frost and Sullivan, October 2012

Hybrid APU Market

Aura’s technology can provide for a significant fuel savings for users that operate diesel APUs with the future introduction of an Aura-designed hybrid APU solution as shown by the diagram. The logic for a hybrid solution is based on the following:

●	Significant reduction is fuel usage

●	Significant reduction in the diesel engine usage provides for longer life and lower maintenance costs

●	Ability to start inductive load without the need to oversize the diesel engine

●	Ability to seamlessly deal with power spikes

●	Significant reduction in noise

Electric Motor Market

Aura’s axial flux induction machine can be used both as a generator and or as an electric motor. The global electric motor sales market size is expected to reach $214.5 billion by 20254, according to a new report by Grand View Research, Inc. Electric motors are used in all heating, ventilation, and cooling (HVAC) equipment. They are also used in multiple applications across industry verticals such as home appliances, industrial machinery, and motor vehicles, among others.

According to a new market research report, the overall induction motor market is expected to exhibit high growth. The driving factor for the growth of the induction motor market is its simple and rugged physical structure. Induction motors are robust and can operate in any environmental condition. Due to the absence of brushes and slip rings (which can cause sparks), they are safe to operate in polluted and explosive working conditions. And, unlike synchronous motors, induction motors do not require starting mechanisms since they have a self-starting torque. This leads to their reliable, cost and operational effectiveness, and easy maintenance. Hence, induction motors are preferred over synchronous motors.

Vehicle Electrification Market

Vehicle electrification can be grouped as (i) hybrid vehicles, (ii) electric vehicles, (iii) electrification of Heating Ventilation and Air conditioning (“HVAC”), and (iv) high power alternators. For the hybrid segment, Aura’s product line needs to consist of 60-75 kW solutions for locomotion with very low rpm and a 5-10 kW solution for electric power generation. For the general electric car segment, the required power is approximately 150-200 kW solution with high torque at low rpm. The general automotive electrification of HVAC requires a 5-10 kW solution and the high-power alternator requires 2.5-3 kW with both 28 and 56 VDC. The AuraGen® power solution technology could meet all of the above requirements. The power required for the upcoming autonomous driven vehicle is a perfect fit for the Aura’s alternator which should support both 28V and 56 volts at a very competitive price and exceptional efficiency.

The auto electrification is a developing market with potential estimates that vary drastically from one to another. What is well known is that the demand of high output high efficiency alternators is in the many millions of units per year. Aura’s technology allows for significant cost savings in the manufacturing process and significant improvements in efficiency and performance.

[4]	https://www.grandviewresearch.com › Press Release

Facilities, Manufacturing Process and Suppliers

During fiscal 2020, our facilities consisted of approximately 20,000 square feet in Stanton, California and an additional storage facility in Santa Clarita, California. The Stanton facility is used for final assembly and testing of AuraGen®/VIPER systems under a month-to-month rent agreement for $10,000 per month. The monthly rent for the Santa Clara storage facility is also under a month-to-month rental agreement for $5,000 per month. In May 2020, we gave notice of our intention to vacate the Santa Clara storage facility by July 31, 2020. From February to July 2019, the Company also rented on a month-to-month basis approximately 300 square feet of office space in Irvine, California at a cost of $2,350 per month. In July 2019, our new management team terminated the 300 square feet of office space in Irvine, California.

Our current Stanton facility is not sufficient to support the expected increase in operations and the Company is actively searching for a new facility to be used for production, testing, warehousing, engineering, and office space for support staff.

Our Jiangsu Shengfeng joint venture, of which the Company owns 49% and as further described in “Business Arrangements”, owns facilities of approximately 400,000 square feet, consisting of approximately 200,000 square feet of manufacturing space and 200,000 square feet of general office and engineering space. The Jiangsu Shengfeng facilities are fully paid for and there is no monthly or annual rent associated with these facilities.

As the Company begun to increase operations, we will need to renew relationships and contracts with our suppliers or locate suitable new suppliers for subassemblies and other components.

Research and Development

We believe that ongoing research and development is important to the success of our product in order to utilize the most recent technology, develop additional products and additional uses for existing products, stay current with changes in vehicle manufacture and design and maintain an advantage over potential competition. Our engineering, research and development costs for fiscal 2020 was approximately $0.2 million compared to approximately $0.5 million in fiscal 2019.

In fiscal 2019 we began redesign work on our Electronic Control Unit (“ECU”) to include state-of-the-art power electronics and processors. Work on this redesign was temporarily suspended in mid-2019 when the Company’s then-management team reallocated significant resources to oppose shareholders controlling a majority of the outstanding shares of the Company’s common stock who sought to replace certain members of the Company’s Board of Directors. On July 8, 2019 the Delaware Court of Chancery entered final judgment confirming the validity of this stockholder action to remove certain directors. With the new management team installed, work on the ECU redesign resumed and, in September 2019, we successfully tested and implemented this newly designed ECU. In fiscal 2021 we plan to begin delivering the new ECU solution.

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

We hold the following patents: Nos. 6,157,175; 6,700,214; 6,700,802; 8,955,624; with expiration dates in 2020, 2024, 2024 and 2033 respectively.

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

Employees

As of the date of this filing, the Company has seven full-time equivalent employees. Additionally, the Company engages independent contractors to support various areas of the business. The independent contractors are used on an as-needed basis.

Significant Customers

As of the date of the filing of this Annual Report on Form 10-K, CBOL Corporation of Chatsworth, California is a significant customer representing more than 95% of our annual revenues.

Backlog

As of the date of the filing of this Annual Report on Form 10-K, the Company has no significant backlog of orders.

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

On March 26, 2019, various stockholders of the Company controlling a combined total of more than 27.5 million shares delivered a signed written consent to the Company removing Ronald Buschur as a member of the Company’s Board and electing Cipora Lavut as a director of the Company.  On March 27, 2019, those same stockholders delivered a further signed written consent to the Company removing William Anderson and Si Ryong Yu as members of the Company’s Board and electing Robert Lempert and David Mann as directors of the Company. These written consents represented a majority of the outstanding shares of the Company’s common stock as of March 26, 2019 and March 27, 2019, respectively. Because of Aura’s refusal to recognize the legal effectiveness of the consents, on April 8, 2019 the stockholders filed suit in the Court of Chancery of the State of Delaware pursuant to Section 225 of the Delaware General Corporations Law, seeking an order confirming the validity of the consents and declaring that Aura’s Board consists of Ms. Lavut, Mr. Mann, Dr. Lempert, Mr. Douglas and Mr. Diaz-Versón, Jr. On July 8, 2019 the Court of Chancery entered final judgment in favor of the stockholder plaintiffs, confirming that (a) Ronald Buschur, Si Ryong Yu and William Anderson had been validly removed by the holders of a majority of the Company’s outstanding stock acting by written consent (b) Ms. Lavut, Mr. Mann and Dr. Lempert had been validly elected by the holders of a majority of the Company’s outstanding stock acting by written consent, and (c) the Company’s Board of Directors validly consists of Cipora Lavut, David Mann, Robert Lempert, Gary Douglas and Salvador Diaz-Versón, Jr. Aura’s refusal to recognize the legal effectiveness of the consents and the decision by the Company’s former leadership team to utilize corporate resources to vigorously contest the shareholder action has consumed the Company’s financial resources, temporarily stagnated operations, and resulted in substantial costs, all of which had a material adverse effect on our business, operating results and financial condition.

We have a history of losses, and we may not be profitable in any future period.

Except for fiscal 2018, in each fiscal year since our reorganization in 2006, we have reported losses. For fiscal years 2019 and 2020, we recorded net losses of $2.5 million and $2.6 million, respectively. Since the Company’s Chapter 11 Plan reorganization in 2006, we have spent considerable amounts on, among other things, building market awareness and infrastructure for sales and distribution, enhancing our engineering capabilities, perfecting an all-electric refrigeration transport system for midsize trucks, developing a 20 kW product, and developing a nine-inch system capable of delivering approximately 4 kW of power.  We continue to need substantial funds for the development of new products, enhancement of existing products and in order to expand sales.  However, sales of our products have not increased as we expected them to and may never increase to the level that we need to expand our operations, or even to sustain them.  We can provide no assurance as to when, or if, we will be profitable in the future.  Even if we achieve profitability, we may not be able to sustain it.

The effects of a pandemic or widespread outbreak of an illness, such as the COVID-19 pandemic, has had and could continue to have a material adverse impact on our business, results of operations and financial condition.

The recent outbreak of COVID-19, which has been declared by the World Health Organization to be a pandemic, has spread across the globe and is impacting worldwide economic activity. A pandemic, including COVID-19, or other public widespread outbreak of an illness, poses the risk that we, our employees, our suppliers, our customers and others may be restricted or prevented from conducting business activities for indefinite or intermittent periods of time, including as a result of employee health and safety concerns, shutdowns, shelter in place orders, travel restrictions and other actions and restrictions that may be requested or mandated by governmental authorities. While we have implemented measures to mitigate the impact of the COVID-19 pandemic, we expect our fiscal 2021 results of operations to be adversely affected by the COVID-19 pandemic. The extent of the impact on our business will depend on a number of evolving factors, including the duration and spread of the pandemic, as well as the possibility of the pandemic re-occurring, actions taken by governmental authorities to restrict certain business operations and social activity and impose travel restrictions, the impact of the pandemic on economic activity and whether recessionary conditions will persist, consumer demand, the ability of our supply chain to deliver in a timely and cost-effective manner, the ability of our employees and manufacturing facilities to operate efficiently and effectively, the continued viability and financial stability of our customers and suppliers and future access to capital, all of which remain uncertain. As a result, the magnitude and duration of the impact on our business, results of operations and financial condition cannot be determined at this time.

We derive a substantial portion of our revenues from customers in industries susceptible to trends and factors affecting those industries, including the COVID-19 pandemic.

Our AuraGen® system is geared toward end-markets such as commercial vehicles, communications, transportation industries, and consumer and industrial equipment markets. Factors negatively affecting these industries also negatively affect our business, financial condition and results of operations. Any adverse occurrence, including industry slowdown, recession, costly or constraining regulations, excessive inflation, prolonged disruptions in one or more of our customers’ production schedules or labor disturbances, that results in significant decline in the volume of sales in these industries, or in an overall downturn in the business and operations of our customers in these industries, could materially adversely affect our business, financial condition and results of operations.

As a result of the COVID-19 pandemic, global vehicle production has decreased, and some manufacturers have completely shut down manufacturing operations in some countries and regions, including the United States and Europe. As a result, we have experienced, and are likely to continue to experience, delays in the production and distribution of our products and the loss of sales. If the global economic effects caused by the COVID-19 pandemic continue or increase, overall customer demand may continue to decrease which could have a further adverse effect on our business, results of operations and financial condition.

We will need additional capital in the future to meet our obligations and financing may not be available.   During fiscal 2020, the Company attempted to increase its engineering and manufacturing activities, but it still struggled with meeting its financial requirements. If we cannot obtain additional capital, we will not be able to continue our operations.

As a result of our operating losses, we have largely financed our operations through sales of our debt and equity securities. Since fiscal 2017, the Company has significantly reduced its engineering, manufacturing, sales, and marketing activities to focus on renegotiating numerous financial obligations and conserving cash. For fiscal 2019, we had approximately $2.5 million negative cash flows from operations, and commencing with fiscal 2020, the Company’s engineering and manufacturing activities remained limited due to our inability to raise significant amounts of new financing. Following July 2019, under the new management team, we increased our sales, engineering, manufacturing, and marketing activities to improve operating results, but we continued to operate with a negative cash flow from operations for fiscal 2020 of approximately $0.8 million, or an improvement of approximately $1.7 million. Our ability to continue as a going concern is directly dependent upon our ability to obtain additional operating capital and generating sufficient operating cash flow. The impacts of the COVID-19 pandemic have caused significant uncertainty and volatility in the credit markets and there can be no assurance that lenders or investors will make additional commitments to provide financing to us under current circumstances. As a result of the impacts of the COVID-19 pandemic, we may be required to raise additional capital and our access to and cost of financing will depend on, among other things, global economic conditions, conditions in the global financing markets, the availability of sufficient amounts of financing, and our prospects. If we are unable to obtain additional funding as and when we need it, we will not be able to recommence operations or undertake our planned expansion.

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

Our capital requirements have been and will continue to be significant.  We will require substantial additional funds in excess of our current financial resources for research, development and commercialization of products, to obtain and maintain patents and other intellectual property rights in these technologies and products, and for working capital and other purposes, the timing and amount of which are difficult to ascertain.   When and as we need additional funds, such funds may not be available on commercially reasonable terms or at all.  If we cannot obtain additional funding when and as needed, our business and results of operation would be materially and adversely affected.

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

We are currently party to litigation with a former director relating to approximately $10.6 million and approximately 3.33 million warrants which the director claims are owed to him and his affiliates. An adverse ruling on these claims in this litigation would materially and adversely affect our business results or operating and financial condition, dilute our shareholders’ equity interests in the Company and could adversely affect our stock price.

The Company is presently engaged in a dispute with a former director, Robert Kopple, relating to approximately $10.6 million (representing approximately $5.4 million loaned to the Company over the course of 2013 to 2016; approximately $170,000 Mr. Kopple claims to have advanced or paid to third parties on Aura’s behalf; and approximately $5 million Mr. Kopple claims to be owed for interest, loan fees and late payment fees) and approximately 3.33 million warrants which Mr. Kopple claims to be owed to him and his affiliates by the Company. In July 2017, Mr. Kopple filed suit against the Company as well as against the then other present and former members of the Board of Directors in connection with these allegations. The Company believes that it has valid defenses in these matters and believes that no warrants are due to Mr. Kopple or his affiliates. The Company intends to vigorously defend against these claims and has been actively attempting to reach a resolution with Mr. Kopple. However, to-date, no settlement has been reached in large part because Mr. Kopple continues to demand that as part of any such settlement, he receive unilateral control over significant aspects of the Company’s financial and management functions such as, but not limited to, the right to unilaterally direct the Company’s ordinary business expenditures and requiring the Company to seek his approval for the hiring of nearly all personnel, all to the exclusion of the Company’s management team and stockholder-elected Board of Directors. The Company believes that allowing Mr. Kopple such level of operational control over the Company without any accountability would be highly detrimental to the Company and is incompatible with the Board of Directors’ duties to shareholders and creditors as a whole. However, if we are unable to reach and resolution with Mr. Kopple and Mr. Kopple were to prevail in his lawsuit, an adverse ruling on these claims would materially and adversely affect our business results or operating and financial condition, dilute our shareholders’ equity interests in the Company and could adversely affect our stock price. See Item 3. “Legal Proceedings”, “Liquidity and Capital Resources” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K for additional information regarding the transactions under dispute.

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

Our current Stanton facility is not sufficient to support our expected operations in fiscal 2021. Accordingly, the Company is actively searching for a new facility that would be used for limited production, testing, warehousing and engineering and office space for support staff. The inability to locate a suitable facility could adversely affect our financial performance, business operations and growth. Appropriate locations or financing for the lease of a new facility may not be available at reasonable costs or at all. Our failure to secure a new facility will impede our business strategy.

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

We currently do not have the capability to manufacture most of the AuraGen® components on a commercial scale.  Therefore, we rely extensively on contracts with third party manufacturers for such components.  The use of third-party manufacturers increases the risk of delay of shipments to our customers and increases the risk of higher costs if our manufacturers are not available when required.  Our suppliers and manufacturers may not supply us with a sufficient number of components or components of adequate quality, which would delay production of our product.  We do not currently have written agreements with any suppliers.  Furthermore, those suppliers who make certain components may not be easily replaced. Any of these disruptions in the supply of components could have a material adverse effect on our business or results of operations. Furthermore, we are monitoring the impact of the COVID-19 pandemic on the operations of the Company, particularly with respect to possible delays and other disruptions to the supply-chain.

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

In March 2017, we entered into a joint venture agreement with a Chinese partner. This joint venture arrangement and other transactions and arrangements involve significant challenges and risks, including that they do not advance our business strategy, that we get an unsatisfactory return on our investment, that we have difficulty integrating and retaining new employees, business systems, and technology, or that they distract management from our other businesses. If an arrangement fails to adequately anticipate changing circumstances and interests of a party, it may result in early termination or renegotiation of the arrangement. The success of these transactions and arrangements will depend in part on our ability to leverage them to enhance our existing products and services or develop compelling new ones. It may take longer than expected to realize the full benefits from these transactions and arrangements, such as increased revenue, enhanced efficiencies, or increased market share, or the benefits may ultimately be smaller than we expected. These events could adversely affect our operating results or financial condition. During fiscal 2020, the Company recorded an impairment expense of $250,000 writing-off the Jiangsu Shengfeng investment due to operational and future cash-flow uncertainties associated with AuraGen® market development prospects in China through the joint venture

We rely on highly skilled personnel and, if we are unable to retain or motivate key personnel or hire qualified personnel, we may not be able to grow effectively.

Our performance is largely dependent on the talents and efforts of highly skilled individuals.  Our future success depends on our continuing ability to identify, hire, develop, motivate, and retain highly skilled personnel for all areas of our organization. We are currently in default under several agreements with various key consultants which may make those parties unwilling to continue to work with the Company. Our continued ability to compete effectively depends on our ability to attract new employees and to retain and motivate our existing employees and consultants.  The incentives to attract, retain and motivate employees and consultants provided by our ability to pay competitive salaries and rates as well as offering additional incentives such as stock option grants or by future arrangements may not be as effective as in the past.  If we do not succeed in attracting excellent personnel or retaining or motivating existing personnel, we may be unable to grow effectively.

Our business is subject to the risks of earthquakes and other natural catastrophic events, and to interruptions by man-made problems such as computer viruses, terrorism, or pandemics.

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

As described in ITEM 9A, Controls and Procedures contained herein in this Annual Report, we have concluded that the material weakness that was previously disclosed on Form 10-K, as amended, for the fiscal year ended February 28, 2019, was successfully remediated during fiscal 2020. Presently, the Company does not have the financial resources to fully comply with all requirements of Section 404. If, in the future, we identify additional material weaknesses in our internal controls over financial reporting during this continuous evaluation process, our management may not be able to assert that such internal controls are effective. Therefore, if we are unable to assert that our internal controls over financial reporting are effective in the future, or if our auditors are unable to attest that our internal controls are effective or they are unable to express an opinion on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our business and the market price of our Common Stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

During fiscal 2020, our facilities consisted of approximately 20,000 square feet in Stanton, California and an additional storage facility in Santa Clarita, California. The Stanton facility is used for final assembly and testing of AuraGen®/VIPER systems under a month-to-month rent agreement for $10,000 per month. The monthly rent for the Santa Clara storage facility is also under a month-to-month rental agreement for $5,000 per month. In May 2020, we gave notice of our intention to vacate the Santa Clara storage facility by July 31, 2020. From February to July 2019, the Company also rented on a month-to-month basis approximately 300 square feet of office space in Irvine, California at a cost of $2,350 per month. In July 2019, our new management team terminated the 300 square feet of office space in Irvine, California.

Our current Stanton facility is not sufficient to support the expected operations in 2021; accordingly, the Company is searching for a new facility that would be used for production, testing, warehousing and engineering and office space for support staff.

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

ITEM 3. LEGAL PROCEEDINGS

We are subject to the legal proceedings and claims discussed below as well as certain other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. Our management evaluates our exposure to these claims and proceedings individually and in the aggregate and evaluates potential losses on such litigation if the amount of the loss is estimable and the loss is probable. However, the outcome of legal proceedings and claims brought against the Company is subject to significant uncertainty. Although management considers the likelihood of such an outcome to be remote, if one or more of these legal matters were resolved against the Company for amounts in excess of management’s expectations, the Company’s financial statements for that reporting period could be materially adversely affected. The Company settled certain matters subsequent to year end that did not individually or in the aggregate have a material impact on the Company’s financial condition or operating results.

In 2017, the Company’s former COO was awarded approximately $238,000 in accrued salary and related charges by the California labor board. The Company believes that this award does not reflect the amount owed which is significantly lower and is exploring all its options and available remedies and is working toward an offer to settle this matter.

The Company is presently engaged in a dispute with one of its former directors, Robert Kopple, relating to approximately $10.6 million (representing approximately $5.4 million loaned to the Company over the course of 2013 to 2016; approximately $170,000 Mr. Kopple claims to have advanced or paid to third parties on Aura’s behalf; and approximately $5 million Mr. Kopple claims to be owed for interest, loan fees and late payment feess) and approximately 3.33 million warrants which Mr. Kopple claims to be owed to him and his affiliates by the Company. In July 2017, Mr. Kopple filed suit against the Company as well as against current director Mr. Diaz-Verson and former directors Mr. Breslow and Mr.

Howsmon, as well as Mr. Gagerman, our former CEO and a former director in connection with these allegations. In 2018, the Court sustained demurrers by Mr. Diaz-Verson, Mr. Breslow, Mr. Howsmon and Mr. Gagerman, and as a result of these successful demurrers, all four of these defendants have been dismissed from the suit. While the Company believes that it has certain valid defenses in these matters, the Company is currently in settlement discussions with Mr. Kopple. However, to-date, no settlement has been reached in large part because Mr. Kopple continues to demand that as part of any such settlement, he receive unilateral control over significant aspects of the Company’s financial and management functions such as, but not limited to, the right to unilaterally direct the Company’s ordinary business expenditures and requiring the Company to seek his approval for the hiring of nearly all personnel, all to the exclusion of the Company’s management team and stockholder-elected Board of Directors. The Company believes that allowing Mr. Kopple such level of operational control over the Company without any accountability would be highly detrimental to the Company and is incompatible with the Board of Directors’ duties to shareholders and creditors as a whole.

In May 2018, Shelley Scholnick dba JB Transporters brought suit against the Company claiming ongoing fees in excess of $52,000 owed for the storage of the Company’s property. Notably, in June 2017, the Company had brought suit against J.B. Moving & Delivery, a business operated and controlled by a relative of Scholnick, Jacob Binstok, for damages suffered by the Company as a result of the defendant’s improper storage of the Company’s property and improper refusal to return such property. In 2018, the Company successfully received a judgment against J.B. Moving & Delivery in the amount of approximately $114,000. In April 2020, Aura and Scholnick entered into a Confidential Settlement and Release Agreement wherein (i) the 2018 action initiated by Scholnick against Aura was resolved with no amounts owing by Aura and the complaint and cross-complaint were subsequently dismissed with prejudice; and (ii) the amount owing to Aura pursuant to the judgment against J.B. Moving and Delivery was compromised and resolved through a single lump-sum payment to Aura.

On March 26, 2019, various stockholders of the Company controlling a combined total of more than 27.5 million shares delivered a signed written consent to the Company removing Ronald Buschur as a member of the Company’s Board and electing Cipora Lavut as a director of the Company.  On March 27, 2019, those same stockholders delivered a further signed written consent to the Company removing William Anderson and Si Ryong Yu as members of the Company’s Board and electing Robert Lempert and David Mann as directors of the Company. These written consents represented a majority of the outstanding shares of the Company’s common stock as of March 26, 2019 and March 27, 2019, respectively. Because of Aura’s refusal to recognize the legal effectiveness of the consents, on April 8, 2019 the stockholders filed suit in the Court of Chancery of the State of Delaware pursuant to Section 225 of the Delaware General Corporations Law, seeking an order confirming the validity of the consents and declaring that Aura’s Board consists of Ms. Lavut, Mr. Mann, Dr. Lempert, Mr. Douglas and Mr. Diaz-Versón, Jr. On July 8, 2019 the Court of Chancery entered final judgment in favor of the stockholder plaintiffs, confirming that (a) Ronald Buschur, Si Ryong Yu and William Anderson had been validly removed by the holders of a majority of the Company’s outstanding stock acting by written consent (b) Ms. Lavut, Mr. Mann and Dr. Lempert had been validly elected by the holders of a majority of the Company’s outstanding stock acting by written consent, and (c) the Company’s Board of Directors validly consists of Cipora Lavut, David Mann, Robert Lempert, Gary Douglas and Salvador Diaz-Versón, Jr. As a result of prior management's unsuccessful opposition to this stockholders' action filed in the Court of Chancery, such stockholders may be potentially entitled to recoup their litigation costs from the Company under Delaware's corporate benefit doctrine and/or other legal provisions. To-date, no final determination has been made as to the amount of recoupment, if any, to which such stockholders may be entitled.

On June 20, 2013, the Company entered into an agreement with two individuals, Mr. M. Abdou and Mr. W. Abdou, for the sale of $125,000 of secured convertible notes payable (the “Notes”) and warrants. In 2016, the Company and the Company’s former Chief Executive Officer, Melvin Gagerman, were named among several other defendants in a lawsuit filed by the Messrs. Abdou demanding repayment of loans totaling $125,000 plus accrued interest and exemplary damages. In January 2017, the Company entered into an agreement with all secured creditors other than Mr. W. Abdou and Mr. M. Abdou. In September 2018 the court entered a judgment of approximately $235,000 plus legal fees in favor of the Messrs. Abdou. The Company subsequently appealed this judgment and, in September 2019, reached a settlement agreement with the Messrs. Abdou to implement a payment plan in accordance with the 2018 judgment.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our shares are quoted on the Pink Sheets operated by OTC Markets, Inc. under the symbol “AUSI”. Set forth below are high and low bid prices for our common stock for each quarterly period in the two most recent fiscal years. Such quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not necessarily represent actual transactions in the common stock. We had approximately 3,400 stockholders of record as of June 1, 2020.

Period	High	Low

Fiscal 2019
First Quarter ended May 31, 2018	$0.74	$0.12
Second Quarter ended August 31, 2018	$0.50	$0.12
Third Quarter ended November 30, 2018	$0.35	$0.15
Fourth Quarter ended February 28, 2019	$0.58	$0.08

Fiscal 2020
First Quarter ended May 31, 2019	$0.51	$0.23
Second Quarter ended August 31, 2019	$0.38	$0.17
Third Quarter ended November 30, 2019	$0.36	$0.20
Fourth Quarter ended February 29, 2020	$0.29	$0.15

On July 10, 2020, the reported closing sales price for our common stock was $0.12

Dividend Policy

We have not paid any dividends on our common stock and we do not anticipate paying any dividends on our common stock in the foreseeable future.

Sales of Unregistered Securities

During the year ended February 29, 2020, we issued approximately 3,752,000 shares of common stock, for a total of $898,735 inclusive of approximately 1,169,000 and 50,000 shares of common stock in settlement of $363,382 of debt and $10,000 for the provision of services, respectively. Separately, 1,065,051 shares of common stock were cancelled in accordance with settlement of a loan agreement.

During the year ended February 28, 2019, we issued approximately 12,166,000 shares of common stock for a total of $3,710,295, inclusive of 1,527,220 shares of common stock in settlement of $528,274 of debt.

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

Overview

During fiscal 2017 through 2018, we reduced our engineering, manufacturing, sales, and marketing activities to focus on renegotiating numerous financial obligations and minimizing expenditures while we attempted to raise additional funding and pursue some initial engineering activities.

In fiscal 2018, we successfully eliminated approximately 68% of our total indebtedness. Specifically, our secured creditors converted approximately $5.7 million of secured debt into approximately 4.1 million shares of our common stock. The converted debt represented approximately 80% of the total secured debt of the Company. The balance of the secured debt (approximately $960,000) is to be paid to the secured creditors in cash if we raise at least $4.0 million in proceeds through new equity offerings in one or a series of related offerings. Additionally, in fiscal 2018, approximately $12.8 million of unsecured debt was converted into approximately 9.3 million shares of the Company’s common stock and approximately $12.3 million of unsecured debt was forgiven. In total, during fiscal 2018, we eliminated a total of approximately $30.8 million of debt.

As of the date of this filing, Robert Kopple, our former Vice Chairman of the Board, is the only significant unsecured note holder that has not executed formal agreements regarding the restructure of his debt. Mr. Kopple claims that he and his affiliates are owed approximately $10.6 million (representing approximately $5.4 million loaned to the Company over the course of 2013 to 2016; approximately $170,000 Mr. Kopple claims to have advanced or paid to third parties on Aura’s behalf; and approximately $5 million Mr. Kopple claims to be owed for interest, loan fees and late payment fees) on terms significantly preferable to other similarly situated unsecured creditors. We dispute Mr. Kopple’s claims. See “Item 3. Legal Proceedings” included elsewhere in this Annual Report on Form 10-K for information regarding the dispute with Mr. Kopple regarding these transactions. Mr. Kopple has not accepted our numerous offers to settle this debt and continues to demand that as part of any such resolution, he receive unilateral control over significant aspects of the Company’s financial and management functions such as, but not limited to, the right to unilaterally direct the Company’s ordinary business expenditures and requiring the Company to seek his approval for the hiring of nearly all personnel, all to the exclusion of the Company’s management team and stockholder-elected Board of Directors. The Company believes that allowing Mr. Kopple such level of operational control over the Company without any accountability would be highly detrimental to the Company and is incompatible with the Board of Directors’ duties to shareholders and creditors as a whole.

On February 14, 2018, we effectuated a one-for-seven reverse stock split.

In fiscal 2019, we began increasing our engineering and manufacturing activities. We utilized contractors for these services in order to minimize our expense while we continued to pursue new sources of financing. In July 2019 (fiscal 2020) under our new management team, we began significantly increasing our sales, engineering, manufacturing and marketing activities.

Our business is based on the exploitation of our patented mobile power solution known as the AuraGen® for commercial and industrial applications and the VIPER for military applications. Our business model consists of two major components; (i) sales and marketing, (ii) design and engineering.

(i) Our sales and marketing approaches are composed of direct sales in North America and the use of agents, distributors. In North America, our primary focus is in (a) mobile exportable power applications, and (c) U.S. Military applications.

(ii) The second component of our business model is focused on the design of new products and engineering support for the sales activities described above. The engineering support consists of the introduction of new features for our AuraGen®/VIPER solution such as higher power, different voltages, three phase options, shore power systems, higher current solutions as well as interface kits for different platforms. After suspending the majority of our engineering, manufacturing, sales, and marketing activities to focus on renegotiating numerous financial obligations in fiscal 2018 and 2019, we incurred modest engineering expenses of approximately $172,000 during the fiscal 2020 year and $494,000 during fiscal 2019.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial conditions and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements requires management to make estimates and disclosures on the date of the financial statements. In preparing our financial statements, we have made our best estimates and judgments of certain amounts included in the financial statements. We use authoritative pronouncements, historical experience and other assumptions as the basis for making judgments. The full impact of the COVID-19 pandemic is unknown and cannot be reasonably estimated for these key estimates and assumptions. However, we made appropriate accounting estimates based on the facts and circumstances available as of the reporting date. To the extent that there are differences between these estimates and actual results, our financial statements may be materially affected.

Revenue Recognition

The core principle of ASC 606, Revenue from Contracts with Customers (“ASC 606”), is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying ASC 606, all revenue transactions must be evaluated using a five-step approach to determine the amount and timing of revenue to be recognized. The five-step approach requires (1) identifying the contract with the customer, (2) identifying the performance obligations in the contract, (3) determining the transaction price, (4) allocating the transaction price to the performance obligations in the contract and (5) recognizing revenue when performance obligations are satisfied.

Our primary source of revenue is the manufacture and delivery of AuraGen/VIPER sets used primarily in mobile power applications, which represented 100% of our revenues of approximately $822,000 and $39,000 for the fiscal years ended February 29, 2020 and February 28, 2019, respectively. Our current principle sales channel is sales to a domestic distributor.

In accordance with ASC 606, we recognize the entirety of the revenue, net of discounts, for our AuraGen/VIPER sets at time of product delivery to the distributor (i.e. point-in-time), which also corresponds to the passage of legal title to the customer and the satisfaction of our performance obligations to the customer. Our payment terms are cash payment due upon delivery and typically includes a 2.5% price discount in accordance with this policy. Our commercial terms and conditions do not include a right of return for reasons other than a defect in performance or quality. We offer 18 months assurance-type warranty covering material and manufacturing defects, which we account for under the guidance of ASC 460, Guarantees. We have a limited history of shipments, and, as such, we have not recorded a warranty liability on our balance sheets at February 29, 2020 and February 28, 2019, respectively; however, we expect warranty claims to eventually be nil, therefore, we have not delayed the recognition of revenue during fiscal years 2020 and 2019.

Inventory Valuation and Classification

Inventories are valued at the lower of cost (first-in, first-out) or market, on a standard cost basis. We review the components of inventory on a regular basis for excess or obsolete inventory based on estimated future usage and sales. From fiscal 2015 through 2019 we minimally operated and therefore only produced minimal product. As a result, while we believed that a portion of the inventory had value, we were unable to substantiate its demand and market value, we fully reserved it as of February 28, 2019. Following the management team change on July 8, 2019, revenues of $822,000 were recorded during the remainder of fiscal 2020 along with increased production levels giving rise to approximately $90,000 of inventory on-hand on February 29, 2020.

Stock-Based Compensation

We account for stock-based compensation under the provisions of FASB ASC 718, “Compensation – Stock Compensation”, which requires the measurement of all share-based payments to employees and non-employee directors, including grants of employee stock options, using a fair value-based method and the recording of such expense in the statements of operations.

We account for stock option and warrant grants issued and vesting to non-employees, such as consultants and third parties, in accordance with FASB ASC 718, “Compensation – Stock Compensation”, where appropriate, whereas the fair value of the equity-based compensation is based upon the measurement date as determined at the earlier of either (a) the date at which a performance commitment is reached or (b) at the date at which the necessary performance to earn the equity instruments is complete.

For the past, several years and in accordance with established public company accounting practice, we have consistently utilized the Black-Scholes option-pricing model to calculate the fair value of stock options and warrants issued as compensation, primarily to management, employees, and directors.  The Black-Scholes option-pricing model is a widely accepted method of valuation that public companies typically utilize to calculate the fair value of options and warrants that they issue in such circumstances. No stock options were granted in fiscal 2020.

Impact of COVID-19

The COVID-19 global pandemic has negatively affected the global economy, disrupted global supply chains, and created extreme volatility and disruptions to capital and credit markets in the global financial markets. We began to see the impact of COVID-19 during our fourth quarter of fiscal 2020 with our Chinese joint venture’s manufacturing facilities being required to close and many of our customers suspending their own operations due to the COVID-19 pandemic. As a result, net sales and production levels during the fourth quarter of fiscal 2020 and the first quarter of fiscal 2021 were significantly reduced, thus impacting our results of operations during these quarters.

In response to the COVID-19 pandemic and business disruption, we implemented certain measures to manage costs, preserve liquidity and enhance employee safety. These measures included the following:

●	Reduction of payroll costs through temporary furloughs;

●	Enhanced cleaning and disinfection procedures at our facilities, temperature checks for our workers, promotion of social distancing at our facilities and requirements for employees to work from home where possible;

●	Reduction of capital expenditures; and

●	Deferral of discretionary spending.

The extent of the impact of the COVID-19 pandemic on our business, financial results and liquidity will depend largely on future developments, including the duration of the spread of the COVID-19 outbreak within the U.S. and globally, the impact on capital and financial markets and the related impact on our customers, especially in the commercial vehicle markets. These future developments are outside of our control, are highly uncertain and cannot be predicted. If the impact is prolonged, then it can further increase the difficulty of planning for operations and may require us to take further actions as it relates to costs and liquidity. These and other potential impacts of the COVID-19 pandemic will adversely impact our results for the first quarter of fiscal 2021, as well as the full fiscal year, and that impact could be material.

Results of Operations

Fiscal 2020 compared to Fiscal 2019

Revenues

Beginning in July 2019, our new management team significantly began to increase sales, manufacturing and marketing operations. Since that date and through the remainder of fiscal 2020, we had revenues of $822,000, consisting primarily of our shipment of 132 AuraGen®/VIPER units, as compared to revenue of $39,274 in the fiscal year ended February 28, 2019.

 Cost of Goods

Cost of goods sold were $177,079 and $170,263 in the years ended February 29, 2020 and February 28, 2019, respectively. As described above within Critical Accounting Policies and Estimates, our inventory was fully reserved at February 28, 2019 due to uncertainty surrounding its eventual recovery through the sale of our principle product. During fiscal 2020, cost of goods sold consisted of direct material, outside manufacturing services, inbound freight costs, direct labor and indirect manufacturing labor costs. Approximately, $122,000 of previously reserved direct material was utilized in production to enable deliveries of 132 units which resulted in a reduction of cost of goods sold by the same amount. As production levels increase over time, the amount of recoverable inventory will decline and the amount of direct material recorded within cost of goods sold will increase, reducing the gross profit contribution of units of sales.

Engineering, Research and Development

Engineering, research and development costs decreased $0.3 million to $0.2 million in fiscal 2020 from approximately $0.5 million in fiscal 2018. The decrease is a result of reduced expenses incurred in the process of designing a new electronic control unit (“ECU”) for our AuraGen®/VIPER products as well as sustaining engineering expenses related to the expansion of manufacturing capability.

Selling, General and Administrative Expense

Selling, general and administrative expenses decreased approximately $2.3 million to $1.3 million in fiscal 2020 from $3.6 million in fiscal 2018 due primarily to reduced scope of operations, expenses related to fewer headcount and use of consultants instead of full-time employees, and reduced legal expenses.

Impairment of Joint Venture

During fiscal 2020, we recorded an impairment charge of $250,000 in relation to the Chinese joint venture entered into in 2017 for the purpose of developing the Chinese market for our principle product. Due to the lack of operating activity, uncertainties surrounding expanding opportunities and related cash flows in the Chinese market, and public health considerations with respect to the COVID-19 pandemic, we recorded the impairment charge and wrote-off the carrying value of the same amount from the balance sheet at February 29, 2020.

Non-Operating Income and Tax Provision

Net interest expense increased to $1.2 million in fiscal 2020 from $1.1 million in fiscal 2019, an increase of $0.1 million, on approximately $11.8 and $11.2 million of principal amounts due at February 29, 2020 and February 28, 2019, respectively. We recorded a loss on debt settlement in fiscal 2020 of approximately $0.3 million and a gain of $2.7 million for the year ended February 28, 2019, as we determined that certain accounts payable items older than four years, for which collection efforts were abandoned and we did not have to be paid were removed from our balance sheet.

Net Loss

We had net losses of $2.6 million and $2.5 million in the fiscal years ended February 29, 2020 and February 28, 2019, respectively, or an increase of approximately $0.1 million due to (i) increased profit contribution of $0.8 million on sales of $0.8 million in 2020 (ii) reduced operating expenses of $2.6 million partially offset by (i) impairment expense of $0.3 million related to the Chinese joint venture and (ii) reduced gain on debt settlement of $3.2 million related primarily to the fiscal 2019 removal of old accounts payable amounts from our balance sheet at February 28, 2019.

Liquidity and Capital Resources

In fiscal 2020, we had a loss of approximately $2.6 million and had negative cash flows from operations of approximately $0.8 million. The COVID-19 pandemic has negatively affected the global economy, disrupted global supply chains, and created extreme volatility and disruptions to capital and credit markets in the global financial markets. In the event that economic conditions remain impacted for longer than we expect due to the COVID-19 pandemic, our liquidity position could be severely impacted and there can be no assurance that lenders or investors will make additional financial commitments under current circumstances. As a result of the impacts of the COVID-19 pandemic, we may be required to raise additional capital and our access to and cost of financing will depend on, among other things, global economic conditions, conditions in the global financing markets, the availability of sufficient amounts of financing, and our future prospects.

At February 29, 2020, we had cash of approximately $20,000, compared to cash of approximately $358,000 at February 28, 2019. Working capital at February 29, 2020 was a $18.9 million deficit as compared to a $17.2 million deficit at the end of the prior fiscal year. Accounts payable decreased $0.1 million due primarily to the reduction in operating expenses in fiscal 2020 as compared to the prior year. At February 29, 2020 and February 28, 2019, we had no accounts receivable. In fiscal 2019 and 2020 we made no acquisitions of property and equipment.

At February 29, 2020 and 2019, we had 150,000,000 shares of $0.0001 par value common stock authorized for issuance. During the year ended February 29, 2020, we issued 2.5 million shares of common stock for cash totaling $525,000, 1.2 million shares for settlement of debt of $366,000, $50,000 shares of common stock for services rendered to we of $10,000 and a cancellation of $1.1 million shares outstanding upon execution in October 2019 of the 2018 B&H Tel LLC settlement agreement. For the year ended February 28, 2019, we issued 3.3 million shares of common stock for cash totaling $1.0 million and 9.0 million shares of common stock in settlement of $2.9 million of debt.

Prior to fiscal 2020, in order to maintain liquidity, we have relied upon external sources of financing, principally equity financing and private indebtedness. We have no bank line of credit and will require additional debt or equity financing to fund ongoing operations. Based on a cash flow analysis performed by management, we estimate that we will need an additional $2.5 million to maintain existing operations for the fiscal year 2021 and increase the volume of shipments to customers. We cannot assure the reader that additional financing will be available nor that the commercial targets will be met in the amounts required to keep the business operating The issuance of additional shares of equity in connection with such financing could dilute the interests of our existing stockholders, and such dilution could be substantial. If we cannot raise the needed funds, we would also be forced to make further substantial reductions in our operating expenses, which could adversely affect our ability to implement our current business plan and ultimately our viability as a company.

Kopple Debt - Robert Kopple, who was Vice Chairman of our Board of Directors from September 2013 through January 11, 2018, claims that we owe him and certain affiliated parties an aggregate of approximately $10.2 million in principal and interest, and warrants to purchase 3,331,664 shares of our common stock at a price of $0.70 per share, as a result of various loans made by Mr. Kopple and his affiliates (collectively, the “Kopple Parties”) to us between 2013 and 2016 as well as additional amounts he claims to have advanced on Aura’s behalf.

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

Pursuant to the June 2014 Agreement, the Kopple Parties also purported to place various restrictions on our ability to raise additional capital, hire qualified personnel and pay certain expenses without his prior approval for so long as the principal amount of his note remained outstanding. The June 2014 Kopple Note also required us to issue Mr. Kopple a stock purchase warrant (the “June 2014 Kopple Warrant”) to purchase approximately 771,000 shares of our common stock at an exercise price of $0.70 per share, to be exercisable for seven years. Additionally, if we borrowed funds, issued capital stock or rights to acquire or convert into capital stock, or granted rights in respect to territories to any person for cash consideration of more than $5 million in the aggregate after the date of the June 2014 Kopple Note, we would be required to pay the entire amount of such cash consideration in excess of $5 million as a mandatory prepayment of the June 2014 Kopple Note. Additionally, Mr. Kopple required a default provision providing that in the event that the entire outstanding balance of the June 2014 Kopple Note was not paid in full prior to October 1, 2014, then for each consecutive calendar month during the period beginning October 1, 2014 and ending March 31, 2015, we would issue to Mr. Kopple additional stock purchase warrants, each to purchase 416,458 shares of our common stock, up to a maximum aggregate of approximately 2.5 million shares of our common stock, at $0.70 per share (the “Kopple Penalty Warrants”), the Kopple Penalty Warranties to be exercisable for seven years from the time of their respective issuances. In addition to the Kopple Penalty Warrants, the default provision under the June 2014 Kopple Note provides for a 5% late charge on the total amount due plus 15% per year interest. We have not repaid the Kopple Parties in full for the amounts loaned to us. Additionally, we have not issued any of the Kopple Penalty Warrants and management believes that Mr. Kopple is not entitled to receive them. We have also cancelled the June 2014 Kopple Warrant.

We consider the transactions described above with Mr. Kopple to be related party transactions.

See “Item 3. Legal Proceedings” included elsewhere in this Annual Report on Form 10-K for information regarding the dispute with Mr. Kopple regarding these transactions.

Going Concern.

Our independent auditor has expressed doubt about our ability to continue as a going concern and believes that our ability is dependent on our ability to implement our business plan, raise capital and generate revenues. See Report of Independent Registered Public Accounting Firm on page F-1, together with audited financial statements for the fiscal year ended February 29, 2020.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item 7A.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements at page F-1.

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

Our President and our Chief Financial Officer concluded that, as a result of the material weakness in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of February 28, 2019, as amended, for the reasons described below. Management has concluded that during the fiscal year ended February 29, 2020, actions taken by the Company to remediate the material weakness were successful such that our disclosure controls and procedures were effective as of February 29, 2020.

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

Management, both prior and current, have assessed the effectiveness of the Company’s internal control over financial reporting as of February 28, 2019. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on these assessments, and on those criteria, the Company’s management concluded that the Company’s internal control over financial reporting was not effective as of February 28, 2019. Following July 1, 2019, our current management concluded that there was a material weakness in internal control that existed as of February 28, 2019. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements would not be prevented or detected on a timely basis.

Specifically, current management identified that certain former individuals associated with the Company misapplied certain equity transactions among other misstatements described below, all with the intent to manipulate the shareholder proxy contest commenced in March 2019 seeking to remove Messrs. Buschur, Anderson and Yu from the Company’s Board of Directors. These activities resulted in certain mischaracterizations in the descriptions of various events, the improper recording of approximately $2.0 million related to stock issuances, and other misstatements. (the “Misstatements”). As a result, we have concluded that we did not maintain effective internal control over financial reporting as of February 28, 2019 based on the criteria in Internal Control-Integrated Framework issued by COSO.

Accordingly, in October 2019 management restated the Company’s financial statements and related notes to the financial statements in the Annual Report on Form 10-K for the fiscal year ended February 28, 2019, as amended, to reflect (i) approximately $2.0 million erroneously recorded as additional paid in capital (ii) an unrecorded adjustment of $100,000 in relation to an overstated accounts payable amount (iii) other unrecorded accruals of approximately $40,000 in relation to unrecorded expenses incurred in fiscal 2019; (iv) understating the number of common shares held by shareholders seeking the removal of Messrs. Buschur, Anderson and Yu through the proxy contest commenced in March 2019 by approximately 1.5 million shares; (v) overstating basic and diluted loss per share for the fiscal year ended February 28, 2019 by approximately $0.05 per common share and (vi) classifying cash receipts of approximately $68,000 related to the issuance of a fixed number of shares as a current liability and not additional paid-in capital.

The Company has concluded that the financial impact of the Misstatements is not material to any of its previously issued financial statements.

Remediation Plan

During fiscal year 2020, we carried out the following actions to remediate this material weakness with the oversight of the Audit Committee of the Board of Directors (i) we issued amended and restated Form 10-K for the fiscal year ended February 28, 2019 on October 13, 2019 containing restated financial statements and related notes thereto (ii) we filed with the United States Securities and Exchange Commission (“SEC”) the Quarterly Reports on Form 10-Q for each of the quarterly reporting periods of fiscal 2020 (iii) we filed the Quarterly Report on Form 10-Q for the third quarter ended November 30, 2019 within the prescribed 45-day filing period and (iv) we issued a Current Report on Form 8-K on May 29, 2020 requesting an extension of the prescribed filing period for this Annual Report on Form 10-K to July 13, 2020. As a result of these actions, the management team has concluded that the material weakness described above with respect to material misstatements in the initial filing of the Form 10-K for the year ended February 28, 2019 and the history of the Company failing to file Forms 10-K and 10-Q on a timely basis have been remediated as of February 29, 2020. The new management has committed to (i) upgrade the existing financial systems to newer technology and (ii) recruit and retain qualified accounting professionals to ensure compliance with general accepted accounting standards as established in the United States (“GAAP”) and the SEC rules and regulations.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended February 29, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

On March 26, 2019, various stockholders of the Company controlling a combined total of more than 27.5 million shares delivered a signed written consent to the Company removing Ronald Buschur as a member of the Company’s Board and electing Cipora Lavut as a director of the Company in his stead.  On March 27, 2019, those same stockholders delivered a further signed written consent to the Company removing William Anderson and Si Ryong Yu as members of the Company’s Board and electing Robert Lempert and David Mann as directors of the Company. These written consents represented a majority of the outstanding shares of the Company’s common stock as of March 26, 2019 and March 27, 2019, respectively. As a result of Aura’s refused to recognize the legal effectiveness of the consents, on April 8, 2019, stockholders filed suit in the Court of Chancery of the State of Delaware pursuant to Section 225 of the Delaware General Corporations Law, seeking an order confirming the validity of the consents. On July 8, 2019 the Court of Chancery entered final judgment in favor of the stockholder plaintiffs, confirming that (a) Ronald Buschur, Si Ryong Yu and William Anderson had been validly removed by the holders of a majority of the Company’s outstanding stock acting by written consent (b) Ms. Lavut, Mr. Mann and Dr. Lempert had been validly elected by the holders of a majority of the Company’s outstanding stock acting by written consent, and (c) the Company’s Board of Directors validly consists of Cipora Lavut, David Mann, Robert Lempert, Gary Douglas and Salvador Diaz-Versón, Jr. . As a result of prior management's unsuccessful opposition to this stockholders' action filed in the Court of Chancery, such stockholders may be potentially entitled to recoup their litigation costs from the Company under Delaware's corporate benefit doctrine and/or other legal provisions. To-date, no final determination has been made as to the amount of recoupment, if any, to which such stockholders may be entitled.

On July 9, 2019 the employment of Melvin Gagerman was terminated. See Item 3, Legal Proceedings for more information.

The following table sets forth the names, ages, and offices of all our current directors and executive officers. Our officers are appointed by, and serve at the pleasure of, the Board of Directors. The stockholders at the annual meeting elect our directors to serve until the next meeting.

Name	Age	Title
Melvin Gagerman (1)	77	Former Chief Executive Officer, Former Chief Financial Officer and Secretary
Kevin Michaels (2)	61	Former Treasury Officer
William Anderson (3)	73	Former Director, Chairman of the Compensation Committee and former member of the Nominating Committee
Gary Douglas (4)	73	Director, Member of the Audit Committee
Salvador Diaz-Verson, Jr. (4)	62	Director, Chairman of the Audit Committee
Ronald J. Buschur (5)	56	Former Chairman of the Board and former Member of the Nominating Committee
Si Ryong Yu (5)	72	Former Director
David Mann (6)	49	Chief Financial Officer, Director, Chairman of the Compensation Committee, Member of the Nominating Committee and Member of the Audit Committee
Cipora Lavut (6)	64	President, Chairman of the Board, Member of Nominating Committee and Member of the Compensation Committee
Robert Lempert (6)	77	Secretary, Director, Chairman of the Nominating Committee and Member of the Compensation Committee

(1)	On March 30, 2018, the Board re-appointed Mr. Gagerman as Chief Executive Officer, Chief Financial Officer and Secretary on an interim basis after he had been terminated by the immediate previous Board. Mr. Gagerman was terminated again on July 9, 2019.
(2)	Mr. Michaels began serving as the Company’s Treasury Officer on or about February 2019; he was terminated in July 2019.
(3)	Mr. Anderson was appointed to the Board of Directors on March 29, 2018 by a written consent executed by stockholders. On March 27, 2019, stockholders of the Company controlling a combined total of more than 27.5 million shares delivered a signed written consent to the Company removing Mr. Anderson from the Company’s Board of Directors. Because of Aura’s refusal to recognize the legal effectiveness of the consent, on April 8, 2019 the stockholders filed suit in the Court of Chancery of the State of Delaware seeking an order confirming the validity of the removal. On July 8, 2019 the Court of Chancery entered final judgment in favor of the stockholder plaintiffs, confirming that Mr. Anderson had been validly removed by the holders of a majority of the Company’s outstanding stock acting by written consent.
(4)	Mr. Douglas and Mr. Diaz-Verson, Jr. were appointed to the Board of Directors on March 29, 2018 by the written consent of stockholders holding a majority of the Company’s shares.

(5)	On July 3, 2018, the Board of Directors appointed Mr. Ronald Buschur and Mr. Si Ryong Yu to fill two vacancies on the Board of Directors of the Company. On March 26, 2019, stockholders of the Company controlling a combined total of more than 27.5 million shares delivered a signed written consent to the Company removing Mr. Buschur from the Company’s Board of Directors and on March 27, 2019 those same stockholders delivered a signed written consent to the Company removing Mr. Yu from the Company’s Board of Directors. Because of Aura’s refusal to recognize the legal effectiveness of the consents, on April 8, 2019 the stockholders filed suit in the Court of Chancery of the State of Delaware seeking an order confirming the validity of the removals. On July 8, 2019 the Court of Chancery entered final judgment in favor of the stockholder plaintiffs, confirming that Mr. Buschur and Mr. Yu had been validly removed by the holders of a majority of the Company’s outstanding stock acting by written consent.

(6)	On March 26, 2019, stockholders of the Company controlling a combined total of more than 27.5 million shares delivered a signed written consent to the Company electing Ms. Lavut to the Company’s Board of Directors and on March 27, 2019 those same stockholders delivered a signed written consent to the Company electing Mr. Mann and Dr. Lempert to the Company’s Board of Directors. Because of Aura’s refusal to recognize the legal effectiveness of the consents, on April 8, 2019 the stockholders filed suit in the Court of Chancery of the State of Delaware seeking an order confirming the validity of the elections. On July 8, 2019 the Court of Chancery entered final judgment in favor of the stockholder plaintiffs, confirming that Ms. Lavut, Mr. Mann and Dr. Lempert had been validly elected by the holders of a majority of the Company’s outstanding stock acting by written consent. In July 2018, the Board of Directors appointed Ms. Lavut President and Chairman of the Board, appointed Mr. Mann as Chief Financial Officer and appointed Dr. Lempert as Secretary.

Biographical information with respect to our current directors and executive officer is provided below.

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

Delinquent Section 16(a) Reports

Our shares of common stock are registered under the Securities Exchange Act of 1934, and therefore our executive officers and directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% stockholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file. Based on our review of the copies of such forms received by us, and to the best of our knowledge, no executive officers, directors and persons holding greater than 10% of our issued and outstanding stock have filed the required reports during the year ended February 29, 2020.

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

Audit Committee. The Audit Committee does not have a formal charter but is responsible primarily for overseeing the services performed by our independent registered public accounting firm, evaluating our accounting policies and system of internal controls, and reviewing our annual and quarterly reports before filing with the Securities and Exchange Commission. The current members of the Audit Committee are Mr. Salvador Diaz Versón Jr., Mr. David Mann and Mr. Gary Douglas. The Board of Directors has determined that the Audit Committee does not have a member who is an “audit committee financial expert” as such term is defined by the rules and regulations of the Securities and Exchange Commission. While the Board recognizes that the Board members serving on the Audit Committee do not meet the qualifications required of an “audit committee financial expert,” the Board believes that the appointment of a new director to the Board of Directors and to the Audit Committee at this time is not necessary as the level of financial knowledge and experience of the current member of the Audit Committee, including such member’s ability to read and understand fundamental financial statements, is sufficient to adequately discharge the Audit Committee’s responsibilities

Compensation Committee. The Compensation Committee does not have a formal charter but reviews and recommends to the full Board the amounts and types of compensation to be paid to the Chairman and Chief Executive Officer; reviews and approves the amounts and types of compensation to be paid to our other executive officers and the non-employee directors; reviews and approves, on behalf of the Board, salary, bonus and equity guidelines for our other employees; and administers our equity plans. The Compensation Committee is currently comprised of Mr. David Mann, Ms. Cipora Lavut and Dr. Robert Lempert.

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

Director Compensation

Although we do not currently compensate our directors in cash for their service as members of our Board of Directors, the Board may, in its discretion, elect to compensate directors for attending Board and Committee meetings and to reimburse directors for out-of-pocket expenses incurred in connection with attending such meetings. Additionally, our directors are eligible to receive stock options under the 2011 Directors and Executive Officer Stock Option Plan. During fiscal 2020, none of the Directors received any stock options. There are no payments due to any directors upon their resignation or retirement as members of the Board. On March 19, 2020, (fiscal year 2021) each Director received options under the 2011 Directors and Executive Officer Stock Option Plan to acquire 250,000 shares of the Company’s common stock at an exercise price of $0.25. On the date of grant the shares were traded at $0.16 per share.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation earned by or paid to the principal executive officer and the two most highly compensated executive officers, other than the principal executive officer, (the “named executive officers”) during the fiscal years ended February 29, 2020 and February 28, 2019.

2020 Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)		Option Awards ($)	Non-Equity Incentive Compensation ($)	All Other Compensation ($)		Total ($)
Melvin Gagerman (1)	2019	192,000		-	-	12,000		204,000
Chief Executive Officer	2020	64,000				4,000		68,000
Chief Financial Officer

Kevin Michaels (2)	2019	-		-	-	-		-
Treasury Officer	2020	41,000						41,000

Cipora Lavut
President	2020	41,667	(3)	-	-	42,300	(4)	83,967

(1)	Mr. Gagerman was elected Chairman and Chief Financial Officer effective February 1, 2006 and was elected President and Chief Executive Officer effective May 25, 2006. On March 28, 2018, Mr. Gagerman was terminated by the then-seated Board of Directors but was subsequently re-appointed. Mr. Gagerman was permanently terminated on July 8, 2019. On January 11, 2018 the Board of Directors authorized the Company to pay Mr. Gagerman a monthly salary of $16,000, including a monthly car allowance of $1000, and to provide Mr. Gagerman with health and life insurance benefits commensurate with those given to all other employees. No other benefits or compensation were authorized by the Board of Directors.
(2)	Mr. Michaels began serving as Treasury Officer in February 2019; he was terminated in July 2019.
(3)	Ms. Lavut was elected President effective July 9, 2019 and on March 19, 2020, the Board of Directors authorized an annual salary of $250,000, retroactively effective to January 1, 2020. From January through February 2020, Ms. Lavut’s salary was accrued but was not paid.
(4)	From July 2019 through December 31, 2019, Ms. Lavut received $42,300 in compensation. In March 2020, the Board of Directors authorized an annual salary of $250,000, retroactively effective January 1, 2020. From January through February 2020, Ms. Lavut’s salary was accrued but was not paid.

Outstanding Equity Awards at 2020 Fiscal Year-End

Neither Mr. Gagerman nor Mr. Michaels have any outstanding stock option awards as of February 29, 2020.

Option Exercises and Stock Vesting During Fiscal 2020

No stock options were exercised during fiscal 2020 by the individuals named in the Summary Compensation Table. No stock awards were issued during fiscal 2020.

Option Exercises and Stock Vesting During Fiscal 2021

On March 19, 2020, the Board of Directors approved the grant of a total of 1,250,000 options to acquire the Company’s common stock to each of the five current board members in equal amounts of 250,000 per person under the Company’s Directors and Executive Officers Stock Option Plan. Per the terms of the 2011 D&O Option Plan, vesting occurs after a six-month period plus one day from the date of grant, with a five-year expiration term, and with an exercise price of $0.25 per warrant

Employment Contracts, Termination of Employment Contracts and Change in Control Arrangements

We do not currently have any employment agreements with any of our Named Executive Officers. As previously reported, on January 11, 2018, the Board of Directors authorized the Company to pay Melvin Gagerman, our former CEO and CFO, a monthly salary of $16,000 and to provide Mr. Gagerman with health and life insurance benefits commensurate with those given to all other employees. No other benefits or compensation to Mr. Gagerman was authorized by the Board of Directors. In March 2020, the Board of Directors approved an annual salary for Ms. Lavut of $250,000, retroactively effective from January 1, 2020.

Potential Payments to the Named Executive Officers Upon Termination or Change in Control

None of the named executive officers is entitled to any payments or benefits upon termination, whether by change in control or otherwise, other than benefits available generally to all employees.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, to the extent of our knowledge, certain information regarding our common stock owned as of June 30, 2020 (i) by each person who is known to be the beneficial owner of more than 5% of our outstanding common stock, (ii) by each of our Directors and the named executive officers in the Summary Compensation Table, and (iii) by all Directors and current executive officers as a group:

Beneficial Ownership Table

Beneficial Owner (1)	Number of Shares of Common Stock	Percent of Common Stock

Melvin Gagerman	316,977	* %
Kevin Michaels	0	* %
William Anderson	0	* %
Salvador Diaz-Verson, Jr. (2)	757,178	1.3%
Gary Douglas (3)	220,000	* %
Sri Ryong Yu	293	* %
Ronald J. Buschur	0	* %
Cipora Lavut (4)	1,827,742	3.1%
David Mann (5)	1,844,027	3.2%
Robert Lempert (6)	679,963	1.2%

All current executive officers and Directors as a group (five) (2) (3) (4) (5) (6)	5,328,910	8.9%

5% Stockholders
Warren Breslow (7)	10,708,831	17.6%
Elimelech Lowy (8)	7,612,645	12.3%
BetterSea LLC	7,364,735	12.8%

●	Less than 1% of outstanding shares

(1)	Beneficial ownership is determined in accordance with rules of the Securities and Exchange Commission. The calculation of the percentage of beneficial ownership is based upon 57,759,207 shares of common stock outstanding on June 30, 2020. In computing the number of shares beneficially owned by any stockholder and the percentage ownership of such stockholder, shares of common stock which may be acquired by a such stockholder upon exercise or conversion of warrants or options which are currently exercisable or exercisable within 60 days of June 30, 2020, are deemed to be exercised and outstanding. Such shares, however, are not deemed outstanding for purposes of computing the beneficial ownership percentage of any other person. Shares issuable upon exercise of warrants and options which are subject to stockholder approval are not deemed outstanding for purposes of determining beneficial ownership. Except as indicated by footnote, to our knowledge, the persons named in the table above have the sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. The mailing address for each of the officers and directors is c/o Aura Systems, Inc., 10541 Ashdale St., Stanton, CA 90680.
(2)	Includes 687,428 warrants exercisable within 60 days of June 30, 2020.
(3)	Including 450,000 warrants exercisable within 60 days of June 30, 2020.
(4)	301,666 warrants exercisable within 60 days of June 30, 2020. On August 28, 2019, the Board of Directors approved 1,030,625 shares for issuance to Ms. Lavut in settlement of amounts previously lent by Ms. Lavut to the Company and certain unpaid amounts owed to Ms. Lavut for services performed prior to February 2016.
(5)	Includes warrants to purchase 500,912 shares exercisable within 60 days of June 30, 2020 as well as 1,343,115 shares, 891,204 of which Mr. Mann has sole dispositive power and approximately 272,320 of which, Mr. Mann holds a power of attorney to vote such shares.
(6)	Includes warrants to purchase 350,000 shares exercisable within 60 days of June 30, 2020.
(7)	Includes warrants to purchase 666,000 shares exercisable within 60 days of June 30, 2020 and the right to convert $3,000,000 convertible note payable to 2,142,857 common shares at a conversion price of $1.40.
(8)	Includes warrants to purchase 4,092,877 shares exercisable within 60 days of June 30, 2020, and 3,519,768 shares, which Mr. Lowy has sole dispositive power.

Securities Authorized for Issuance Under Equity Compensation Plans as of February 29, 2020

Equity Compensation Plan Information as of February 29, 2020

	a.	b.	c.
Number of
	Number of		Securities For
	Securities to be	Weighted	Future Issuances
	Issued Upon	Average	Under Equity
	Exercise of	Exercise Price	Compensation Plans
	Outstanding Options, Warrants	for Options, Warrants and	(Excluding Securities Reflected
Plan Category	and Rights	Rights	in Column (a.)
Equity compensation plans approved by equity holders	1,040,001	$1.40	13,022,122
Equity compensation plans not approved by equity holders	131,438	$1.40	-

(1)	Reflects options under the 2006 Stock Option Plan and the 2011 Stock Option Plan, of which both were approved by Company shareholders. The 2006 Stock Option Plan authorizes the Company to grant stock options exercisable for up to an aggregate number of shares of common stock equal to the greater of (i) 10,000,000 shares of common stock, or (ii) 10% of the number of shares of common stock outstanding from time to time. The 2011 Stock Option Plan authorizes the Company to grant stock options or warrants to executive officers and directors exercisable for up to an aggregate number of shares equivalent to 15% of the number of shares of common stock outstanding from time to time. The numbers in this table are as of February 29, 2020 (See Note 9 to the Financial Statements).

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND DISCLOSURES

The following table sets forth the aggregate fees billed to us by KSP Group, Inc., merged with BF Borgers, CPA, PC (“BFB CPA”) in 2019, for the years ended February 29, 2020, and February 28, 2019:

	Year Ended
	February 29, 2020	February 28, 2019
Audit Fees	$79,500	$55,000
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$79,500	$55,000

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

Audit Fees

Services provided to us by KSP, Group, In. and BFB CPA, Inc. with respect the audit of our annual financial statements and review of our annual reports on Form 10-K and for reviews of the financial statements are included in our quarterly reports on Form 10-Q for the first three quarters of the year ended February 29, 2020 and February 28, 2019.

Audit Related Fees

KSP, Group, In. and BFB CPA. did not provide any professional services to us during fiscal 2020 or fiscal 2019 which would constitute “audit related fees”.

Tax Fees

KSP, Group, In. and BFB CPA did not provide any professional services to us during fiscal 2020 or fiscal 2019 which would constitute “tax fees”.

All Other Fees

KSP, Group, In. and BFB CPA did not provide any professional services to us during fiscal 2020 or fiscal 2019 which would constitute “other fees”.

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

Consistent with the SEC’s rules, the Audit Committee pre-approves all audit and permissible non-audit services provided by our independent auditors. These services may include audit services, audit-related services, tax and other services. Pre-approval is generally provided for up to one year, and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis. During fiscal 2018 and 2017 all services provided by BFB CPA were pre-approved by the Audit Committee in accordance with this policy.

There were no hours expended on the principal accountant’s engagement to audit the registrant’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this Form 10-K:

1.	Financial Statements

See Index to Financial Statements at page F-1

2.	Financial Statement Schedules

See Index to Financial Statements at page F-1

3.	Exhibits

See Exhibit Index

ITEM 16. FORM 10-K SUMMARY

None.

INDEX TO EXHIBITS

Description of Documents

3.1	Amended and Restated Certificate of Incorporation of Aura Systems, Inc. (Incorporated by reference to Exhibit 3.1 to Aura Systems, Inc.’s Form 10-K filed on June 15, 2009)
3.1(a)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, dated February 14, 2018 (Incorporated by reference to Exhibit 3.1 to Aura Systems, Inc.’s Current Report on Form 8-K filed on February 21, 2018)
3.2	Amended and Restated Bylaws of Aura Systems, Inc. (Incorporated by reference to Exhibit 3.2 to Aura Systems, Inc.’s Report on Form 10-K filed on June 15, 2009)
10.1*	Aura Systems, Inc. 2006 Stock Option Plan (Incorporated by reference to Exhibit 10.4 to Aura System, Inc.’s Form 10-K filed on March 25, 2008)
10.2*	Form of Aura Systems, Inc. Non-Statutory Stock Option Agreement (Incorporated by reference to Exhibit 10.5 to Aura System, Inc.’s Form 10-K filed on March 25, 2008)
10.3	Second Amendment to Transaction Documents dated March 14, 2017 among Registrant and those persons who have signed the signature page thereto (Incorporated by reference to Exhibit 10.1 to Aura Systems, Inc.’s Quarterly Report on Form 10-Q filed on October 25, 2017)
10.4	Third Amendment to Transaction Documents dated April 8, 2017 among Registrant and those persons who have signed the signature page thereto (Incorporated by reference to Exhibit 10.2 to Aura Systems, Inc.’s Quarterly Report on Form 10-Q filed on October 25, 2017)
10.5	Second Amendment to Debt Refinancing Agreement dated April 9, 2017 by and between Aura Systems, Inc., on the one hand, and Warren Breslow and the Survivor’s Trust Under the Warren L. Breslow Trust, on the other hand (Incorporated by reference to Exhibit 10.3 to Aura Systems, Inc.’s Quarterly Report on Form 10-Q filed on October 25, 2017)
10.6	First Amendment to Unsecured Convertible Promissory Note dated June 15, 2017 by and between the Survivor’s Trust Under the Warren L. Breslow Trust and the Registrant (Incorporated by reference to Exhibit 10.1 to Aura Systems, Inc.’s Quarterly Report on Form 10-Q filed on October 25, 2017)
10.7	Agreement entered into on June 19, 2017 between Aura Systems Inc. and BetterSea LLC (Incorporated by reference to Exhibit 10.1 to Aura Systems, Inc.’s Current Report on Form 8-K/A filed on May 9, 2018)
10.8	Financing Letter of Agreement dated June 20, 2014 between Aura Systems, Inc. and KF Business Ventures, LP, joined by its affiliate Kopple Family Partnership, LP (Incorporated by reference to Exhibit 10.31 to Aura Systems, Inc.’s Form 10-K for the period ended February 28, 2015)**
10.9	Unsecured Promissory Note dated June 20, 2014 by Aura Systems, Inc. in favor of KF Business Ventures, LP in the original principal amount of $2,915,206.11 (Incorporated by reference to Exhibit A to Exhibit 10.31 to Aura Systems, Inc.’s Form 10-K for the period ended February 28, 2015)**
10.10	Form of Warrant by Aura Systems, Inc. to KF Business Ventures, LP (Incorporated by reference to Exhibit B to Exhibit 10.31 to Aura Systems, Inc.’s Form 10-K for the period ended February 28, 2015)**
10.11	Sino-Foreign Cooperative Joint Venture Contract dated January 27, 2017 between Aura Systems, Inc. and Jiangsu AoLunTe Electrical Machinery Industrial Col, Ltd. (Incorporated by reference to Exhibit 10.1 to Aura Systems, Inc.’s Form 8-K filed on February 1, 2017)
10.12*	Aura Systems, Inc. Directors and Executive Officers Stock Option Plan (Incorporated by reference to Exhibit 10.67 to Aura Systems, Inc.’s Form S-1 filed on November 30, 2011)
14.1	Code of Ethics (Incorporated by reference to Exhibit 14.1 to Aura Systems, Inc.’s Annual Report on Form 10-K filed on June 13, 2018)
31.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition LinkbaseDocument
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

*	Indicates a management contract or compensatory plan or arrangement.

**	See Item 3. “Legal Proceedings” and Item 12. “Security Ownership of Certain Beneficial Owners and Management” included elsewhere in this Annual Report on Form 10-K for information on the dispute with Mr. Kopple regarding these exhibits.

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

AURA SYSTEMS, INC.

Dated:	July 13, 2020

By:	/s/ Cipora Lavut
Cipora Lavut
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signatures	Title	Date

/s/ Cipora Lavut	President (Principal Executive Officer),	July 13, 2020
Cipora Lavut	Board Chair

/s/ David Mann David Mann	Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer), Director	July 13, 2020

/s/ Robert Lempert	Director	July 13, 2020
Robert Lempert

/s/ Gary Douglas	Director	July 13, 2020
Gary Douglas

/s/ Salvador Diaz-Verson, Jr.	Director	July 13, 2020
Salvador Diaz-Verson, Jr.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Aura Systems, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Aura Systems, Inc. (a Delaware corporation), (the “Company”) as of February 28, 2019, the related consolidated statements of operations and comprehensive loss, shareholders' equity, and cash flows for the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2019 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred significant operating losses since inception and has a working capital deficit which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ KSP Group, Inc.

Certified Public Accountants

 We have served as the Company's auditor since 2017.

As discussed in note 13, the Company restated its financial statements for the year ended February 28, 2019

Los Angeles, California

June 12, 2019 except for Notes 2, 5,6,7,8,910,11, and 14 which are as of October 23, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Aura Systems, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Aura Systems, Inc. (a Delaware corporation), (the “Company”) as of February 29, 2020, the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 29, 2020 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred significant operating losses since inception and has a working capital deficit which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ BF Borgers CPA PC

We have served as the Company’s auditor since 2020.

Lakewood, CO

July 13, 2020

AURA SYSTEMS, INC.

BALANCE SHEETS

	February 29, 2020	February 28, 2019
		(restated)
Assets
Current assets
Cash and cash equivalents	$19,807	$358,209
Inventory	90,037	-
Other current assets	1,487	59,849
Total current assets	111,330	418,058
Investment in joint venture	-	250,000
Total assets	$111,330	$668,058

Liabilities & Shareholders’ Deficit
Current liabilities
Accounts payable	$2,537,061	$2,635,664
Accrued expenses	2,707,899	2,197,129
Customer advances	440,331	1,136,542
Accrued expense-related party	1,008,328	1,008,328
Notes payable, current portion	1,683,717	847,537
Notes payable and accrued interest-related party	10,633,960	9,800,730
Total current liabilities	19,011,296	17,625,929
Convertible note payable-related party	3,000,000	3,000,000
Note payable	(0)	215,181
Convertible notes payable	1,402,971	1,421,647
Total liabilities	23,414,267	22,262,757

Commitments and contingencies	-	-

Shareholders’ deficit
Common stock: $0.0001 par value; 150,000,000 shares authorized at February 29, 2020 and February 28, 2019; 56,400,874 and 53,714,145 issued and outstanding at February 29, 2020 and February 28, 2019, respectively	5,639	5,371
Additional paid-in capital	443,417,452	442,519,092
Accumulated deficit	(466,726,027)	(464,119,161)
Total shareholders’ deficit	(23,302,937)	(21,594,699)
Total liabilities and shareholders’ deficit	$111,330	$668,058

The accompanying notes are an integral part of these financial statements

AURA SYSTEMS, INC.

STATEMENTS OF OPERATIONS

	Fiscal Years Ended
	February 29,	February 28,
	2020	2019
		(restated)
Net revenue	$821,987	$39,274
Cost of goods sold	177,079	170,263
Gross profit (loss)	644,908	(130,989)
Operating expenses
Engineering, research & development	172,382	494,636
Selling, general & administration	1,259,312	3,590,045
Impairment of joint venture	250,000	-
Total operating expenses	1,681,694	4,084,681
Loss from operations	(1,036,786)	(4,215,670)
Other (income) expense:
Interest expense, net	1,233,912	1,078,873
(Gain) on debt settlement	327,795	(2,747,298)
Other income	(1,507)	(44,813)
Income (loss) before tax provision	(2,596,986)	(2,502,431)
Income tax provision	9,880	-
Net loss	$(2,606,866)	$(2,502,431)

Basic and diluted loss per share	$(0.05)	$(0.05)
Weighted average shares outstanding	54,762,456	45,920,670

The accompanying notes are an integral part of these financial statements

AURA SYSTEMS INC.

STATEMENTS OF SHAREHOLDERS’ DEFICIT

(Restated for February 28, 2019)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Subscription Receivable	Accumulated Deficit	Total Shareholders’ Deficit
Balance, February 28, 2018	41,437,035	$4,144	$438,247,091	$(1,300,000)	$(461,616,731)	$(24,665,496)
Shares issued for cash	3,274,063	327	967,961	1,300,000	-	2,268,288
Shares issued for	5,108,291	511	-	-	-	511
Prior year shares to be issued	2,256,444	226	2,280,735	-	-	2,280,961
Shares issued for debt settlement	1,419,562	141	476,072	-	-	476,213
Shares issued for accounts payable	218,750	22	108,407	-	-	108,429
Warrant expense	-	-	438,826	-	-	438,826
Net loss	-	-	-	-	(2,502,431)	(2,502,431)
Balance, February 28, 2019	53,714,145	$5,371	$442,519,092	$-	$(464,119,162)	$(21,594,699)

Shares issued for cash	2,533,015	253	522,432	-	-	522,685
Shares cancelled	(1,065,051)	(107)	-	-	-	(107)
Shares issued for settlement	138,380	14	33,645	-	-	33,659
Shares issued for services	1,080,385	108	339,615	-	-	339,723
Warrants issued to equity investors	-	-	2,669	-	-	2,669
Net loss	-	-	-	-	(2,606,866)	(2,606,866)
Balance, February 29, 2020	56,400,874	$5,639	$443,417,453	$-	$(466,726,028)	$(23,302,937)

The accompanying notes are an integral part of these financial statements

AURA SYSTEMS, INC.

STATEMENTS OF CASH FLOWS

	Fiscal Years Ended
	February 29,	February 28,
	2020	2019
		(restated)
Net loss	$(2,606,866)	$(2,502,431)
Adjustments to reconcile net loss to cash used in operating activities
Fair market value of warrants issued for services	-	438,826
Gain on debt settlement	-	(3,370,942)
Stock issued for services	339,724	26,724
Impairment of joint venture	250,000	-
Decrease (increase) in
Other current assets	58,362	(17,684)
Inventory	(90,037)	-
Increase in
Accounts payable and accrued expenses	1,251,273	2,334,512
Customer advances	3,789	632,910
Cash used in operating activities	(793,755)	(2,458,085)

Cash flows from financing activities
Issuance of common stock	525,353	968,286
Payment on notes payable	(70,000)	(50,000)
Proceeds from subscription receivable	-	1,150,000
Cash provided by financing activities	455,353	2,068,286

Net decrease in cash and cash equivalents	(338,402)	(389,799)
Beginning cash	358,209	748,008
Ending cash	$19,807	$358,209
Supplemental schedule of non-cash transactions:
Accounts payable converted into shares of common stock	$-	$108,430
Accrued expenses converted into shares of common stock	$339,723	$-
Notes payable converted into shares of common stock	$13,159	$450,000
Convertible notes converted into shares of common stock	$20,501	$-
Customer advance reclassified as note payable	$700,000	$-

The accompanying notes are an integral part of these financial statements

AURA SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

February 29, 2020

NOTE 1 – ORGANIZATION AND OPERATIONS

Aura Systems, Inc., (“Aura”, “We” or the “Company”) a Delaware corporation, was founded to engage in the development, commercialization, and sale of products, systems, and components, using its patented and proprietary electromagnetic technology. Aura develops and sells AuraGen® axial flux mobile induction power systems to the industrial, commercial, and defense mobile power generation markets.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  During the fiscal years ended February 29, 2020 and February 28, 2019, the Company incurred losses of $2,606,866 and $2,502,431, respectively, and had negative cash flows from operating activities of $793,755 and $2,458,085, respectively. The financial statements for the fiscal year ended February 28, 2019 were restated on Form 10-K/A, filed on October 24, 2019.

In the event the Company is unable to generate profits and is unable to obtain financing for its working capital requirements, it may have to curtail its business further or cease business altogether.

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

During the next twelve months we intend to continue to attempt to increase the Company’s operations and focus on the sale of our AuraGen®®/VIPER products both domestically and internationally and to add to our existing management team. In addition, we plan to relocate to a new facility for operations, rebuild the engineering and sales teams, and to the extent appropriate, utilize third party contractors to support the operation. We anticipate being able to obtain new sources of funding to support these actions in the upcoming fiscal year.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

The core principle of ASC 606, Revenue from Contracts with Customers (“ASC 606”), is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying ASC 606, all revenue transactions must be evaluated using a five-step approach to determine the amount and timing of revenue to be recognized. The five-step approach requires (1) identifying the contract with the customer, (2) identifying the performance obligations in the contract, (3) determining the transaction price, (4) allocating the transaction price to the performance obligations in the contract and (5) recognizing revenue when performance obligations are satisfied.

Our primary source of revenue is the manufacture and delivery of generator sets used primarily in mobile power applications, which represented 100% of our revenues of approximately $822,000 and $39,000 for the fiscal years ended February 29, 2020 and February 28, 2019, respectively. Our principle sales channel is sales to a domestic distributor.

In accordance with ASC 606, we recognize the entirety of the revenue, net of discounts, for our generator sets at time of product delivery to the domestic distributor (i.e. point-in-time), which also corresponds to the passage of legal title to the customer and the satisfaction of our performance obligations to the customer. Our payment terms are cash payment due upon delivery and typically includes a 2% price discount off the selling price in accordance with this policy. Our commercial terms and conditions do not include a right of return for reasons other than a defect in performance or quality. We offer an eighteen-month assurance-type warranty covering material and manufacturing defects, which we account for under the guidance of ASC 460, Guarantees. We have a limited history of shipments, and, as such, we have not recorded a warranty liability on our balance sheets at February 29, 2020 and February 28, 2019, respectively; however, we expect warranty claims to eventually be nil, therefore, we have not delayed the recognition of revenue during fiscal years 2020 and 2019.

Cash and Cash Equivalents

Cash and equivalents include cash on hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. We have not experienced any losses in such accounts and believe we are not exposed to any significant risk on cash and cash equivalents.

Inventories

Inventories are valued at the lower of cost (first-in, first-out) or market, on a standard cost basis. We review the components of inventory on a regular basis for excess or obsolete inventory based on estimated future usage and sales. From fiscal 2015 through 2019 we minimally operated and therefore only produced minimal product. As a result, while we believed that a portion of the inventory had value, we were unable to substantiate its demand and market value, we fully reserved it as of February 28, 2019

Stock-Based Compensation

The Company accounts for stock-based compensation under the provisions of FASB ASC 718, “Compensation – Stock Compensation”, which requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair value-based method and the recording of such expense in the statements of operations.

The Company accounts for stock option and warrant grants issued and vesting to non-employees, such as consultants and third parties, in accordance with FASB ASC 718, “Compensation – Stock Compensation”,, where appropriate, whereas the fair value of the equity-based compensation is based upon the measurement date as determined at the earlier of either (a) the date at which a performance commitment is reached or (b) at the date at which the necessary performance to earn the equity instruments is complete.

In accordance with established public company accounting practice, the Company has consistently utilized the Black-Scholes option-pricing model to calculate the fair value of stock options and warrants issued as compensation, primarily to management, employees, and directors.  The Black-Scholes option-pricing model is a widely accepted method of valuation that public companies typically utilize to calculate the fair value of options and warrants that they issue in such circumstances.

Fair Value of Financial Instruments

The Company determines the fair values of its financial instruments based on a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The classification of a financial asset or liability within the hierarchy is based upon the lowest level input that is significant to the fair value measurement. Under ASC Topic 820, Fair Value Measurement and Disclosures (“ASC 820”), the fair value hierarchy prioritizes the inputs into three levels that may be used to measure fair value:

•	Level 1 – Quoted prices (unadjusted) for identical assets and liabilities in active markets;

•	Level 2 – Inputs other than quoted prices in active markets for identical assets and liabilities that are observable either directly or indirectly; and

•	Level 3 – Unobservable inputs.

The Company measures our financial assets and liabilities in accordance with the requirements of FASB ASC 825 “Financial Instruments”. The carrying values of accounts payable, current notes payable, accrued expenses and other liabilities approximate fair value due to the short-term maturities of these instruments. The carrying amounts of long-term convertible notes payable approximate their respective fair values because of their current interest rates payable and other features of such debt in relation to current market conditions.

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

The Company has significant income tax net operating losses; however, due to the uncertainty of the realizability of the related deferred tax asset and other deferred tax assets, a valuation allowance equal to the amount of deferred tax assets has been established at February 29, 2020 and February 28, 2019.

FASB ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merit.

Loss per Share

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

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current year presentation.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instrument. Subsequent to the issuance of ASU 2016-13, the FASB clarified the guidance through several ASUs. The collective new guidance (ASC 326) generally requires entities to use a current expected credit loss model, which is a new impairment model based on expected losses rather than incurred losses. Under this model, an entity would recognize an impairment allowance equal to its current estimate of all contractual cash flows that the entity does not expect to collect. The entity’s estimate would consider relevant information about past events, current conditions, and reasonable and supportable forecasts. ASC 326 is effective for annual and interim fiscal reporting periods beginning after December 15, 2019, with early adoption permitted for annual reporting periods beginning after December 15, 2018. The Company is continuing to evaluate the expected impact of this ASC 326 but does not expect it to have a material impact on its consolidated financial statements upon adoption.

In January 2017, FASB issued 2017-04, on Simplifying the Test for Goodwill Impairment. The updated guidance eliminated step 2 from the goodwill impairment test. Instead, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The guidance is effective for fiscal years beginning after December 9, 2019. The guidance is not expected to have a material effect on the Company’s financial statements.

NOTE 3 – INVENTORIES

Inventories on February 29, 2020 and February 28, 2019 consisted of the following:

	February 29, 2020	February 28, 2019
Raw materials and work-in-process	$90,037	$-
Total inventory	$90,037	$-

Inventories consist primarily of components required for the manufacture of the Company’s AuraGen®®/VIPER product.

NOTE 4 – OTHER CURRENT ASSETS AND INVESTMENT IN JOINT VENTURE

Other current assets of $1,487 and $59,849 are comprised primarily of unamortized prepaid expenses of $1,487 and vendor advances of $57,777 as of February 29, 2020 and February 28, 2019, respectively.

In March 2017, we entered into a joint venture agreement with a Chinese partner, Jiangsu Shengfeng Mobile Power Technology Co., Ltd. (“Jiangsu Shengfeng”), to address the Chinese market. Under the Jiangsu Shengfeng joint venture agreement, the Company owns 49% of the venture and our Chinese partner owns 51%. The Chinese partner agreed to contribute a total of approximately $9.25 million to the venture –– principally in the form of facilities and equipment as wells as approximately $500,000 in cash. The Company contributed $250,000 in cash as well as a limited license to the joint venture to manufacture, sell and service the AuraGen® products within China. The limited license sold to the Jiangsu Shengfeng joint venture, however, does not permit Jiangsu Shengfeng to manufacture the AuraGen® rotor; rather, the joint venture is required to purchase all rotor subassemblies as well as certain software elements directly from the Company. During fiscal 2020, the Company recorded an impairment expense of $250,000 to write-off the joint venture investment due to operational and future cash-flow uncertainties associated with AuraGen®/VIPER market development prospects in China.

NOTE 5 – NOTES PAYABLE

Notes payable as of February 29, 2020 and February 28, 2019 consisted of the following:

Non-Related Party Promissory Notes	February 29, 2020	February 28, 2019

Demand promissory notes payable with 5 individuals, carrying an interest rate of 10% (see Demand Promissory Notes below)	$768,537	$777,537
In 2016, the Company and the Company’s former Chief Executive Officer, Melvin Gagerman, were named among several other defendants in a lawsuit filed by two secured creditors demanding repayment of loans totaling $125,000 plus accrued interest and exemplary damages. In January 2017, the Company entered into an agreement with all secured creditors other than the two plaintiffs. In September 2018 the court entered a judgment of approximately $235,000 plus legal fees in favor of the two secured creditors. The Company subsequently appealed this judgment and, in September 2019, reached a settlement agreement with these creditors for an aggregate principle amount of $315,000, including $80,000 of plaintiff’s legal expenses, and initial payment of $20,000, a payment schedule for monthly repayments of $10,000 commencing on October 15, 2019 and continuing for 12 months, and a final payment due on November 15, 2020.	215,181	285,181
Total Demand and Notes Payable	983,718	1,062,718
Convertible Promissory Note dated August 10, 2012, due August 10, 2017, convertible into shares of our common stock at a price of $0.76 per share. The note carries an interest rate of 7% with interest only payments due on the 10th of each month with the principal payment due on the maturity date. On January 30, 2017, this note was amended providing, among other things, for the conversion of 80% of the principal and accrued interest into common stock at $1.386 per share conditioned on the occurrence of certain future events the last of which was completed on February 14, 2018. See 7% Convertible Promissory Notes – Dalrymple August 2012 for further details.	264,462	264,462
Convertible Promissory Note dated October 2, 2012, due October 2, 2017, convertible into shares of our common stock at a price of $0.76 per share. The note carries an interest rate of 7% with interest only payments due on the 2nd of each month with the principal payment due on the maturity date. On January 30, 2017, this note was amended providing, among other things, for the conversion of 80% of the principal and accrued interest into common stock at $1.386 per share conditioned on the occurrence of certain future events the last of which was completed on February 14, 2018. See 7% Convertible Promissory Notes – Dalrymple October 2012 for further details.	133,178	133,178
Senior secured convertible notes dated May 7, 2013, due May 7, 2014, convertible into shares of our common stock at a price of $0.75 per share. The notes carry an interest rate of 12% with interest due on the last day of the month. On January 30, 2017, this note was amended providing, among other things, for the conversion of 80% of the principal and accrued interest into common stock at $1.386 per share conditioned on the occurrence of certain future events the last of which was completed on February 14, 2018. See Convertible Debt – Kenmont Capital Partners, LPD Investments and Guenther for further details.	945,825	945,825
Senior secured convertible notes dated June 20, 2013, due June 20, 2014, convertible into shares of our common stock at a price of $0.50 per share. On January 30, 2017, this note was amended providing, among other things, for the conversion of 80% of the principal and accrued interest into common stock at $1.386 per share conditioned on the occurrence of certain future events the last of which was completed on February 14, 2018. See Convertible Debt – Dresner and Lempert for further details.	59,506	78,182
Total Convertible Promissory Notes	1,402,971	1,421,647
Accrued Interest - notes payable- see Note 7	498,698	316,125
Total Non-Related Party	2,885,387	2,800,490

Notes Payable-Related Party
Convertible Note payable – related party, carrying an interest rate of 5% - see Note 6, Breslow Note, for further details	3,000,000	3,000,000
Kopple Notes Payable-related party, see Kopple Notes, Note 6 below:	10,494,933	9,669,824
Mel Gagerman Notes Payable, see Gagerman, Note 6 below:	139,026	130,304
On November 20, 2019, the Company entered into a preliminary agreement with Jiangsu Shengfeng, the Company’s Chinese joint venture, to return $700,000 previously advanced to the Company in September 2018 and recorded as part of customer advance on the balance sheet as of February 28, 2019. Following this agreement which consists of a non-interest bearing promissory note and a payment plan pursuant to which the $700,000 is paid over a 12-month period beginning March 15, 2020 through February 15, 2021. In the balance sheet as of February 29, 2020, the amount of $700,000 was reclassified to notes payable, related party.	700,000	-
Accrued Interest - notes payable- related party. see Note 7	262,911	112,500
Total Related Party	14,596,871	12,912,628
Total notes payable and accrued interest	17,482,258	15,713,118
Less: Current portion	$(13,079,287)	$(11,076,290)
Long-term portion	$4,402,971	$4,636,828

Demand Promissory Notes

The Demand Promissory Notes are six individual notes issued in 2015 that are payable on demand with an interest rate of 10% per annum. As of February 28, 2019 the aggregate principal amount owed to these persons is $777,537; the principal amount of each note and the person/entity to whom they are payable are as follows: $10,000 Mr. Zeitlin, a former director of the Company; $30,000 Mr. Sook; $461,537 Mr. Macleod, a former president of the Company; $4,500 Mr. Howsmon, a former director of the Company; $4,500 El Pais, an entity controlled by Salvador Diaz, a current director of the Company. In February 2018, the Company issued 192,641 shares of its common stock to Steven Veen in satisfaction of $267,000 in debt. Despite this issuance, Mr. Veen claims to continue to be entitled to repayment of the $267,000 debt. Mr. Veen has to-date, not surrendered the shares issued to him in fulfillment of the debt he claims to be still owed and continues to own the 192,641 shares as of the date of this filing.

As of February 29, 2020 the aggregate principal amount owed to these persons is $768,537; the principal amount of each note and the person/entity payable to are as follows: $10,000 Mr. Zeitlin, a former director of the Company; $30,000 Mr. Sook; $461,537 Mr. Macleod, a former president of the Company; and $267,000 Mr. Veen.

In November 2019, Messrs. Howsmon and Salvador Diaz (el Pais) exchanged their principal debt of $4,500 and accrued interest of $2,079 to the Company, respectively, for 22,500 shares of the Company’s common stock, respectively.

Abdou and Abdou

On June 20, 2013, the Company entered into an agreement with two individuals, Mr. M. Abdou and Mr. W. Abdou, for the sale of $125,000 of secured convertible notes payable (the “Notes”) and warrants. The Notes had a 1-year maturity date and were convertible into shares of common stock at the conversion price of $0.50 per share. The warrants were subsequently exercised. The Company recorded $24,470 as a discount, which has been fully amortized. There is a remaining balance of $125,000 as of February 28, 2019. In 2016, the Company and the Company’s former Chief Executive Officer, Melvin Gagerman, were named among several other defendants in a lawsuit filed by Mssrs. Abdou demanding repayment of loans totaling $125,000 plus accrued interest and exemplary damages. In January 2017, the Company entered into an agreement with all secured creditors other than Mr. W. Abdou and Mr. M. Abdou. In September 2018 the court entered a judgment of approximately $235,000 plus legal fees of in favor of the Messrs. Abdou. The Company subsequently appealed this judgment and, in September 2019, reached a settlement agreement with these creditors for a principal amount of $325,000, of which approximately $285,000 and $215,000 were outstanding as of February 28, 2019 and February 29, 2020, respectively.

Convertible Debt

Kenmont Capital Partners

On May 7, 2013, the Company transferred 4 notes payable with a total principal value of $1,000,000 together with accrued interest, and consulting fees to a senior secured convertible note with a principal value of $1,087,000 (“New Kenmont Note”) and warrants to Kenmont Capital Partners LP. The New Kenmont Note had a 1-year maturity date and was convertible into shares of common stock at the conversion price of $0.75 per share. The warrants were subsequently exercised. The Company recorded $342,020 as a discount, which has been fully amortized. There was a remaining balance of $549,954 as of February 28, 2019 and February 29, 2020, respectively.

LPD Investments

On May 7, 2013, the Company transferred 2 note payables with a total principal value of $550,000 together with accrued interest to a senior secured convertible note with a principal value of $558,700 (“New LPD Note”) and warrants to LPD Investments, Ltd. The New LPD Note had a 1-year maturity date and was convertible into shares of common stock at the conversion price of $0.75 per share. The warrants were subsequently exercised. The Company recorded $175,793 as a discount, which has been fully amortized. There is a remaining balance of $163,677 as of February 28, 2019 and February 29, 2020, respectively.

Guenther

On May 7, 2013, the Company entered into an agreement with an individual, Mr. Guenther, for the sale of $750,000 of secured convertible note payable (the “Note”) and warrants. The Note had a 1-year maturity date and was convertible into shares of common stock at the conversion price of $0.75 per share. The warrants entitle the holder to acquire 1,000,000 shares and have an initial exercise price of $0.75 per share and have a 7-year term. The Company recorded $235,985 as a discount, which has been fully amortized. There is a remaining balance of $232,194 as of February 28, 2019 and February 29, 2020, respectively.

Dresner and Lempert

On June 20, 2013, the Company entered into an agreement with two individuals, Mr. Dresner and Dr. Lempert, for the sale of $200,000 of secured convertible notes payable (the “Notes”) and warrants. The Notes had a 1-year maturity date and were convertible into shares of common stock at the conversion price of $0.50 per share. The warrants were subsequently exercised. The Company recorded $39,152 as a discount, which has been fully amortized. There is a remaining balance of $78,182 as of February 28, 2019 and $59,506 as of February 29, 2020. In November 2019, Dr. Lempert exchanged his principal debt of $18,676 and accrued interest of $1,825 for 93,380 shares of common stock.

Dalrymple – August 2012

On August 10, 2012, the Company entered into an agreement with an individual, Mr. Dalrymple, for the sale of $1,000,000 of unsecured Convertible Promissory Note. The Convertible Promissory Note balance together with all accrued interest thereon was due and payable on August 10, 2017 and the annual interest rate was 7% per annum and was due to be repaid 5 years from the closing date. On January 11, 2018, the note was renegotiated with a final payment date of January 11, 2023 with an annual interest rate of 5%.  The Company recorded $310,723 as a debt discount, which will be amortized over the life of the note. There is a remaining balance of $264,462 as of February 28, 2019 and February 29, 2020, respectively..

Dalrymple – October 2012

On October 2, 2012, the Company entered into an agreement with an individual, Mr. Dalrymple, for the sale of $500,000 of unsecured Convertible Promissory Note. This Convertible Promissory Note balance together with all accrued interest thereon was due and payable on October 2, 2017 and the annual interest rate was 7% per annum and was due to be repaid 5 years from the closing date. On January 11, 2018, the note was renegotiated with a final payment date of January 11, 2023 with an annual interest rate of 5%. The Company recorded $137,583 as a debt discount, which will be amortized over the life of the note. There is a remaining balance of $133,178 as of February 28, 2019 and February 29, 2020, respectively.

On January 30, 2017 the Company entered into an agreement entitled First Amendment to Transaction Documents with five of seven secured creditors holding a security interest in all of the Company’s assets except for its patents and other intellectual properties. These creditors are the seven listed above under Convertible Debt and include the following: Kenmont Capital Partners, LPD Investments, Guenther, Dresner, Lempert and Abdou and Abdou. All of the creditors entered into the January 30, 2017 agreement with the exception of Mr. W. Abdou and Mr. M. Abdou. The original agreement dated May 7, 2013 provided that if at least 75% of the stock issuable upon conversion of the convertible notes votes to amend the agreement and/or waive any conditions or defaults, then any such amendments or waivers shall be binding on all secured creditors. The five secured creditors signing the amendment total in excess of 95% of the issuable stock upon conversion and, therefore the agreement is binding on all seven of the secured creditors. The agreement provided that all accrued and unpaid interest will be added to the principal amount. The amended note provided for no interest from November 1, 2016 to February 14, 2018, the date at which the 1-for-7 reverse stock split became effective at which time 80% of the total debt including accrued interest was converted into shares of common stock and a new five year 5% per annum convertible note was issued for the remainder. The new amended and restated senior convertible notes have a maturity date of January 30, 2022. The five creditors and the Company entered into a Second Amendment to Transaction Documents on March 14, 2017 and a Third Amendment to Transaction Documents on April 8, 2017, both of which extended the required date of the stockholder approval of the 1-for-7 reverse stock split, which was completed on February 14, 2018. The amended and restated senior convertible notes also require the Company to make a “Required Cash Payment” as defined in the agreement if the Company receives at least $4,000,000 in aggregate gross proceeds from the sale of equity securities (including securities convertible into equity securities) of the Company in one or a series of related transactions. The Required Cash Payment is equal to the current outstanding balance of the notes, which was approximately $1,005,000 at February 29, 2020, plus any outstanding accrued interest.

NOTE 6 – RELATED PARTIES TRANSACTIONS

Breslow Note

On January 24, 2017 the Company entered into a Debt Refinancing Agreement with Mr. Breslow, a former Director of the Company. Pursuant to the agreement, both Mr. Breslow and the Company acknowledged that total debt owed to Mr. Breslow was $23,872,614 including $8,890,574 of accrued interest. Mr. Breslow agreed to cancel and forgive all interest due, waive all events of default and sign a new five-year convertible note in the amount of $14,982,041 providing for no interest for six months and interest of 5% per annum thereafter payable monthly in arrears. The note also provides various default provisions. In accordance with the agreement, on February 14, 2018, the effective date of the 1-for-7 reverse stock split, $11,982,041 of the note was converted into 7,403,705 shares of common stock and the then accrued interest of $9,388,338 was forgiven. A new $3,000,000 convertible five-year note representing the remaining balance was entered into at a conversion rate of $1.40. The note bears interest at a rate of 5% per annum payable monthly in arrears with accrued interest of $262,911 recorded as part of accrued expenses and other current liabilities (see Note 7).

Kopple Notes

On February 29, 2020, the balance in Notes Payable and accrued interest-related party, current of $11,333,960, includes principal amounts totaling $5,607,323 plus accrued interest of $4,887,610, or a total balance of $10,494,933 to Mr. Kopple (former Vice-Chairman of our Board). On February 28, 2019, the balance included principal of $5,607,323 and accrued interest of $4,062,502, or a total of $9,669,824.

On August 19, 2013, the Company entered into an agreement with Robert Kopple, a former member of its Board of Directors for the sale of $2,500,000 of convertible notes payable (the “Kopple Notes”) and warrants. The Kopple Notes carried a base interest rate of 9.5%, have a 4-year maturity date and were convertible into shares of common stock at the conversion price of $3.50 per share (conversion feature expired in 2017). The warrants were subsequently exercised. The Company recorded $667,118 as a discount, which has been fully amortized. The Company also entered into a demand note payable with this individual in the amount of $20,000, which bears interest at a rate of 5% per annum.

Gagerman Note

Notes payable and accrued interest-related party at February 29, 2020 also includes $82,000 of unsecured notes payable plus accrued interest of $56,526 owed to Melvin Gagerman, the Company’s former CEO, pursuant to a demand note entered into on April 5, 2014.

Jiangsu Shengfeng Note

On November 20, 2019, the Company entered into a preliminary agreement with Jiangsu Shengfeng, the Company’s Chinese joint venture, to return $700,000 previously advanced to the Company in September 2018 and recorded as part of customer advance on the balance sheet as of February 28, 2019. Following this agreement which consists of a non-interest-bearing promissory note and a payment plan pursuant to which the $700,000 is paid over a 12-month period beginning March 15, 2020 through February 15, 2021. Principal loan amount at February 29, 2020 was $700,000 and is included as part of notes payable and accrued interest-related party

Other Related Party Transactions

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

NOTE 7 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities on February 29, 2020 and February 28, 2019 consisted of the following:

	February 29, 2020	February 28, 2019
Accrued payroll and related expenses	$1,868,928	$1,723,691
Accrued payroll - related party	1,008,328	1,008,328
Customer advances	440,331	1,136,542
Accrued interest	498,698	316,125
Accrued interest-related party	262,911	112,500
Other accrued expenses	77,362	44,813
	$4,156,557	$4,341,999

Accrued payroll and related expenses consist primarily of salaries and vacation time accrued but not paid to employees due to our lack of financial resources. Customer advances, which represent advanced payments received by the Company in connection with future product deliveries in the amount of approximately $440,000 and $1.1 million at February 29, 2020 and February 28, 2019, respectively. Accrued interest consists of amounts due (see Note 5) as of February 29, 2020 to holders of demand promissory notes payable with the principal amount due of $768,537, the convertible notes payable with the principal amount due of $1,402,971 and the notes payable due to Messrs. Abdou of $215,181. The accrued interest-related party is related to principal amount due to Mr. Breslow of $3,000,000 as of February 29, 2020 (see Note 6).

NOTE 8 – COMMITMENTS & CONTINGENCIES

Leases

Our facilities consist of approximately 20,000 square feet in Stanton, California and an additional storage facility in Santa Clarita, California. The Stanton facility is used for some assembly and testing of AuraGen®/VIPER systems and is rented on a month-to-month basis. The rent for the Stanton facility is $10,000 per month and the storage facility is $5,000 per month. In May 2020, the Company provided notice of its intention to vacate this storage facility in Santa Clarita by July 31, 2020. Our current Stanton facility is not sufficient to support the expected operations and the Company is searching for a new facility to be used for limited production, testing, warehousing and engineering and office space for support staff. Commencing in February 2019 and ending in July 2019, the Company rented approximately 300 square feet of office space in Irvine, California at a cost of $ 2,350 per month on a month-to-month basis.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Topic 842 affects any entity that enters into a lease, with some specified scope exemptions. The guidance in this Update supersedes Topic 840, Leases. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For public companies, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Our assessment of the impact of adopting ASU No. 2016-02 as of the first interim period following December 15, 2018, or fiscal 2020, is none with respect to a retrospective adjustment to accumulated deficit as of February 29, 2019 and amounts to be recorded as a right-of-use asset or lease liability for the fiscal year ended February 29, 2020, respectively.

Contingencies

We are subject to the legal proceedings and claims discussed below as well as certain other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. Our management evaluates our exposure to these claims and proceedings individually and in the aggregate and evaluates potential losses on such litigation if the amount of the loss is estimable and the loss is probable. However, the outcome of legal proceedings and claims brought against the Company is subject to significant uncertainty. Although management considers the likelihood of such an outcome to be remote, if one or more of these legal matters were resolved against the Company for amounts in excess of management’s expectations, the Company’s financial statements for that reporting period could be materially adversely affected. The Company settled certain matters subsequent to year end that did not individually or in the aggregate have a material impact on the Company’s financial condition or operating results.

In 2017, the Company’s former COO was awarded approximately $238,000 in accrued salary and related charges by the California labor board. The Company believes that this award does not reflect the amount owed which is significantly lower and is exploring all its options and available remedies and is working toward an offer to settle this matter.

The Company is presently engaged in a dispute with one of its former directors, Robert Kopple, relating to approximately $10.6 million (representing approximately $5.4 million loaned to the Company over the course of 2013 to 2016; approximately $170,000 Mr. Kopple claims to have advanced or paid to third parties on Aura’s behalf; and approximately $5 million Mr. Kopple claims to be owed for interest, loan fees and late payment charges) and approximately 3.33 million warrants which Mr. Kopple claims to be owed to him and his affiliates by the Company. In July 2017, Mr. Kopple filed suit against the Company as well as against current director Mr. Diaz-Verson and former directors Mr. Breslow and Mr. Howsmon, as well as Mr. Gagerman, our former CEO and a former director, in connection with these allegations. In 2018, the Court sustained demurrers by Mr. Diaz-Verson, Mr. Breslow, Mr. Howsmon and Mr. Gagerman and as a result of these successful demurrers, all four of these defendants have been dismissed from the suit. While the Company believes that it has certain valid defenses in these matters, the Company is currently in settlement discussions with Mr. Kopple. However, to-date, no settlement has been reached in large part because Mr. Kopple continues to demand that as part of any such settlement, he receive unilateral control over significant aspects of the Company’s financial and management functions such as, but not limited to, the right to unilaterally direct the Company’s ordinary business expenditures and requiring the Company to seek his approval for the hiring of nearly all personnel, all to the exclusion of the Company’s management team and stockholder-elected Board of Directors. The Company believes that allowing Mr. Kopple such level of operational control over the Company without any accountability would be highly detrimental to the Company and is incompatible with the Board of Directors’ duties to shareholders and creditors as a whole.

In May 2018, Shelley Scholnick dba JB Transporters brought suit against the Company claiming ongoing fees in excess of $52,000 owed for the storage of the Company’s property. Notably, in June 2017, the Company had brought suit against J.B. Moving & Delivery, a business operated and controlled by a relative of Scholnick, Jacob Binstok, for damages suffered by the Company as a result of the defendant’s improper storage of the Company’s property and improper refusal to return such property. In 2018, the Company successfully received a judgment against J.B. Moving & Delivery in the amount of approximately $114,000. In April 2020, Aura and Scholnick entered into a Confidential Settlement and Release Agreement wherein (i) the 2018 action initiated by Scholnick against Aura was resolved with no amounts owing by Aura and the complaint and cross-complaint were subsequently dismissed with prejudice; and (ii) the amount owing to Aura pursuant to the judgment against J.B. Moving and Delivery was compromised and resolved through a single lump-sum payment to Aura.

On March 26, 2019, various stockholders of the Company controlling a combined total of more than 27.5 million shares delivered a signed written consent to the Company removing Ronald Buschur as a member of the Company’s Board and electing Cipora Lavut as a director of the Company.  On March 27, 2019, those same stockholders delivered a further signed written consent to the Company removing William Anderson and Si Ryong Yu as members of the Company’s Board and electing Robert Lempert and David Mann as directors of the Company. These written consents represented a majority of the outstanding shares of the Company’s common stock as of March 26, 2019 and March 27, 2019, respectively. Because of Aura’s refusal to recognize the legal effectiveness of the consents, on April 8, 2019 the stockholders filed suit in the Court of Chancery of the State of Delaware pursuant to Section 225 of the Delaware General Corporations Law, seeking an order confirming the validity of the consents and declaring that Aura’s Board consists of Ms. Lavut, Mr. Mann, Dr. Lempert, Mr. Douglas and Mr. Diaz-Versón, Jr. On July 8, 2019 the Court of Chancery entered final judgment in favor of the stockholder plaintiffs, confirming that (a) Ronald Buschur, Si Ryong Yu and William Anderson had been validly removed by the holders of a majority of the Company’s outstanding stock acting by written consent (b) Ms. Lavut, Mr. Mann and Dr. Lempert had been validly elected by the holders of a majority of the Company’s outstanding stock acting by written consent, and (c) the Company’s Board of Directors validly consists of Cipora Lavut, David Mann, Robert Lempert, Gary Douglas and Salvador Diaz-Versón, Jr. As a result of prior management's unsuccessful opposition to this stockholders' action filed in the Court of Chancery, such stockholders may be potentially entitled to recoup their litigation costs from the Company under Delaware's corporate benefit doctrine and/or other legal provisions. To-date, no final determination has been made as to the amount of recoupment, if any, to which such stockholders may be entitled.

NOTE 9 – STOCKHOLDERS’ DEFICIT

Common Stock

On February 29, 2020 and 2019, the Company had 150,000,000 shares of $0.0001 par value common stock authorized for issuance. During the year ended February 29, 2020, the Company issued 2.5 million shares of common stock for cash totaling $525,000, 1.2 million shares for settlement of debt of $366,000, $50,000 shares of common stock for services rendered to the Company of $10,000 and a cancellation of 1.1 million shares outstanding upon execution in October 2019 of the 2018 B&H Tel LLC settlement agreement. For the year ended February 28, 2019, the Company issued 3.3 million shares of common stock for cash totaling $1.0 million and 9.0 million shares of common stock in settlement of $2.9 million of debt.

As of February 28, 2018, the Company had a subscription receivable that consisted of a $1.3 million receivable for 2,653,061 shares of the Company’s common stock. Following resolution of a dispute regarding the Company’s failure to issue certain shares due to the investor from a previous investment, $1.3 million was delivered in fiscal 2019.

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

Employee Stock Options

The 2006 Employee Stock Option Plan

In September 2006, our Board of Directors adopted the 2006 Employee Stock Option Plan (“2006 Plan”), subject to shareholder approval, which was obtained at a special shareholders meeting in 2009. Under the 2006 Plan, the Company may grant options for up to the greater of Three Million (3,000,000) or 10% of the number of shares of the Common Stock of Aura outstanding from time to time. At the October 2011 shareholder meeting, the shares of Common Stock available under the 2006 Plan was increased to the greater of Ten Million shares (10,000,000) or 15% of the number of shares of Common Stock of Aura outstanding from time to time. The exercise price of each option shall be at least equal to the fair market value of such shares on the date of grant. The term of the options may not be greater than ten years, and they typically vest over a three-year period. No options under the 2006 Plan have been issued since 2016.

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

Activity in the 2006 Plan is as follows for the fiscal years ended February 29, 2020 and February 28, 2019:

	Number of Shares	Exercise Price	Weighted Average Intrinsic Value

Outstanding, February 28, 2018	1,032,000	$1.40	$-
Granted	-	-	-
Exercised	-	-	-
Cancelled	(385,000)	-	-
Outstanding, February 28, 2019	647,000	$1.40	$-
Granted	-	-	-
Exercised	-	-	-
Cancelled	(647,000)	1.40	-
Outstanding, February 29, 2020	-	$-	$-

During fiscal 2020, the remaining 647,000 stock options as of February 28, 2019 expired unexercised at an exercise price of $1.40 per option.

Activity in the 2011 Plan for issued and outstanding options during fiscal 2019 and 2020 is as follows:

	Number of Shares	Exercise Price	Weighted Average Intrinsic Value

Outstanding, February 28, 2018	1,878,844	$1.40	$-
Granted	742,857	1.40	-
Exercised	-	-	-
Cancelled	(1,495,986)	1.40	-
Outstanding, February 28, 2019	1,125,715	$1.40	$-
Granted	-	1.40	-
Exercised	-	-	-
Cancelled	(85,714)	1.40	-
Outstanding, February 29, 2020	1,040,001	$1.40	$-

The exercise prices and information related to options under the 2011 Plan outstanding on February 29, 2020 is as follows:

Range of Exercise Price	Stock Options Outstanding	Stock Options Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price of Warrants Outstanding	Weighted Average Exercise Price of Warrants Exercisable
$1.40	1,040,001	1,040,001	2.72 Yrs.	$1.40	$1.40

Warrants

	Number of Shares	Exercise Price
Outstanding, February 28, 2019	6,365,272	$1.40
Granted	10,000	1.40
Exercised	-	-
Cancelled	(558,333)	1.40
Outstanding, February 29, 2020	5,816,939	$1.40

The 10,000 warrants were granted, fully vested, with an exercise price of $1.40, and expiring after five years, during fiscal 2020 to three investors who were issued 250,000 shares in exchange for $50,000 of cash. A fair value of $2,668 was determined by applying the Black-Scholes-Merton option valuation model using a volatility rate of 246%, a risk-free interest rate of 1.76%, an expected term of 4 years and a range of equity fair values on the dates of grant of $.258 to $0.30.

The exercise prices and information related to the warrants under the 2011 Plan outstanding on February 29, 2020 is as follows:

Range of Exercise Price	Stock Warrants Outstanding	Stock Warrants Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price of Warrants Outstanding	Weighted Average Exercise Price of Warrants Exercisable
$1.40	5,816,939	5,816,939	2.74 Yrs.	$1.40	$1.40

On March 19, 2020, the Board of Directors approved the grant of 250,000 options to each of the five current members of the Board under the Company’s 2011 Director and Executive Officers Stock Option Plan, in the aggregate amount of 1,250,000 options. These options bear an exercise price of $0.25 per option and are exercisable for a period of five years, subject to earlier termination per the terms of the 2011 Director and Executive Officers Stock Option Plan. The closing price of the Company’s common stock on the date of grant was $0.16 (see Note 12).

NOTE 10 – INCOME TAXES

The Company recorded an income tax expense of $9,880 attributable to prior years’ state franchise taxes being unpaid. The actual tax benefit differs from the expected tax benefit computed by applying the combined United States corporate tax rate and the State of California tax rate of 6% to loss before income taxes as follows for the years ended February 29, 2020 and February 28, 2019:

	2020	2019
Current:
Federal	$5,880	$-
State	4,000	800

Total	9,880	800

Deferred
Federal	-	-
State	-	-

Total	-	-
Total Income Tax Provision
	$9,880	$800

The provision for income tax is included with other expense in the accompanying financial statements. Company has provided full valuation allowance for the deferred tax assets on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

	2020	2019

Expected tax benefit	21.0%	21.0%
State income taxes, net of federal benefit	7.0	6.0
Changes in valuation allowance	(28.0)	(27.0)
Total	-%	-%

The following table summarizes the significant components of our deferred tax asset at February 29, 2020 and February 28, 2019:

	2020	2019
Deferred tax asset
Primarily relating to net operating loss carry-forwards, but also reserves for inventory and accounts receivable, stock-based compensation and other	40,984,000	52,800,000
Valuation allowance	(40,984,000)	(52,800,000)
Net deferred tax asset	$-	$-

We recorded an allowance of 100% for deferred tax assets due to the uncertainty of its realization.

At February 29, 2020, we had operating loss carry-forwards of approximately $195,200,000,2  for federal purposes, which expire through 2039, and $43,612,000  for state purposes, which expire through 2039.

We follow FASB ASC 740 related to uncertain tax positions. Under FASB ASC 740, the impact of an uncertain tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. At February 29, 2020 and February 28, 2019, we have no unrecognized tax benefits.

Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of February 29, 2020, and February 28, 2019, we have no accrued interest and penalties related to uncertain tax positions.

We are subject to taxation in the U.S. and California. Our tax years for 2013 and forward are subject to examination by our tax authorities. We are not currently under examination by any tax authority.

The Company has failed to file its California tax returns for the years ended February 28, 2015 thru February 29, 2020 due to its inability to pay the minimum annual franchise tax payment of $800. The tax provision for fiscal 2020 includes an accrual for the California minimum franchise tax amounts for five-years from 2016 to 2020, or $4,000.

NOTE 11 – EMPLOYEE BENEFIT PLANS

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

NOTE 12 – SUBSEQUENT EVENTS

On March 19, 2020, the Board of Directors approved the grant of 250,000 options to each of the five current members of the Board under the Company’s 2011 Director and Executive Officers Stock Option Plan, in the aggregate amount of 1,250,000 options. These options bear an exercise price of $0.25 per option and are exercisable for a period of five years, subject to earlier termination per the terms of the 2011 Director and Executive Officers Stock Option Plan. The closing price of the Company’s common stock on the date of grant was $0.16 (see Note 12).

During April 2020, the Company ceased operations for approximately 6 weeks in compliance with State of California and the County of Orange public health pronouncements associated with the COVID-19 pandemic. On April 23, 2020, we obtained a Paycheck Protection Program (“PPP”) loan in the amount of approximately $81,000 pursuant to the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). Interest on the loan is at the rate of 1% per year, and all loan payments are deferred for six months, at which time the balance is payable in 18 monthly installments if not forgiven in accordance with the CARES Act and the terms of the promissory note executed by the Company in connection with the loan. The promissory note contains events of default and other provisions customary for a loan of this type. As required, the Company intends to use the PPP loan proceeds for payroll, healthcare benefits, rent and other qualifying expenses. The program provides that the use of PPP Loan amount shall be limited to certain qualifying expenses and may be partially or wholly forgiven in accordance with the requirements set forth in the CARES Act. While we intend to apply for the forgiveness of the PPP Loan, there is no assurance that we will obtain forgiveness of the PPP Loan in whole or in part.