Form 10-Q
period 2020-05-31
AURA SYSTEMS INC
filed 2020-07-20
CIK 826253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2020

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

AURA SYSTEMS, INC.

(Exact name of Registrant as specified in its charter)

Delaware	95-4106894
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

10541 Ashdale Street

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

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated filer ☒	Smaller Reporting Company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding July 15, 2020
Common Stock, par value $0.0001 per share	59,625,872 shares

AURA SYSTEMS, INC.

i

ITEM 1. FINANCIAL STATEMENTS

AURA SYSTEMS, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	May 31, 2020	February 29, 2020
Assets
Current assets
Cash and cash equivalents	$138,174	$19,807
Inventory	89,106	90,037
Other current assets	417	1,487
Total current assets	227,697	111,330
Non-Current Assets	-	-
Total assets	$227,697	$111,330

Liabilities & Shareholders’ Deficit
Current liabilities
Accounts payable	$2,515,819	$2,537,061
Accrued expenses	2,023,207	1,946,290
Customer advances	440,331	440,331
Accrued expense-related party	1,008,328	1,008,328
Accrued interest-notes payable-related party	300,719	262,911
Accrued interest-notes payable	541,106	498,698
Notes payable, current portion	1,002,653	983,717
Notes payable and accrued interest-related party	11,543,432	11,333,960
Total current liabilities	19,375,595	19,011,296
Notes payable-related party	3,000,000	3,000,000
Note payable	45,470	0
Convertible notes payable	1,402,971	1,402,971
Total liabilities	23,824,036	23,414,267

Commitments and contingencies (note 7)	-	-

Shareholders’ deficit
Common stock: $0.0001 par value; 150,000,000 shares authorized at May 31 and February 29, 2020; 57,759,207 and 56,400,874 issued and outstanding at May 31 and February 29, 2020, respectively	5,774	5,639
Additional paid-in capital	443,729,916	443,417,452
Accumulated deficit	(467,332,029)	(466,726,027)
Total shareholders’ deficit	(23,596,339)	(23,302,937)
Total liabilities and shareholders’ deficit	$227,697	$111,330

The accompanying notes are an integral part of these unaudited financial statements.

AURA SYSTEMS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three-Months Ended May 31,
	2020	2019

Net revenue	$48,633	$-
Cost of goods sold	40,393	2,889
Gross profit (loss)	8,240	(2,889)
Operating expenses
Engineering, research & development	33,994	58,193
Selling, general & administration	343,559	297,223
Total operating expenses	377,553	355,416
Loss from operations	(369,313)	(358,305)
Other expense:
Interest expense, net	289,688	317,015
Other income	7,000	-
Gain on debt settlement	46,000	-
Loss before income tax provision	(606,001)	(675,321)
Income tax provision	-	-
Net loss	$(606,001)	$(675,321)

Basic and dilutive loss per share	$(0.01)	$(0.01)
Weighted average shares outstanding	57,072,794	53,863,602

See accompanying notes to these unaudited financial statements.

AURA SYSTEMS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three-Months Ended May 31,
	2020	2019

Net loss	$(606,001)	$(675,321)
Adjustments to reconcile net loss to cash used in operating activities
Stock-based compensation expense	77,599	-
Decrease in		-
Inventory	931	-
Other current assets	1,070	12,763
Increase in
Accts payable, customer deposits and accrued expenses	345,364	265,122
Cash used in operating activities	(181,037)	(397,436)

Cash flows from financing activities
Issuance of common stock	235,000	50,000
Payment on notes payable	(10,000)	-
Proceeds from Federal PPP note	74,405	-
Cash provided by financing activities	299,405	50,000

Net decrease in cash and cash equivalents	118,368	(347,436)
Beginning cash	19,807	358,209
Ending cash	$138,174	$10,773
Cash paid in the period for:
Interest	$-	$-
Income taxes	$-	$-

See accompanying notes to these unaudited financial statements.

AURA SYSTEMS INC.

CONDENSED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(Unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Deficit
Balance, February 28, 2019	53,714,145	$5,371	$442,519,092	$(464,119,162)	$(21,594,699)
Shares issued for cash	156,250	15	49,985		50,000
Net loss	-	-	-	(675,321)	(675,321)
Balance, May 31, 2019	53,870,395	$5,386	$442,569,077	$(464,794,483)	$(22,220,020)

Balance, February 29, 2020	56,400,874	5,639	443,417,452	(466,726,027)	(23,302,937)
Shares issued for cash	1,358,333	135	234,865	-	235,000
Stock-based compensation expense	-	-	77,599	-	77,599
Net loss	-	-	-	(606,001)	(606,001)
Balance, May 31, 2020	57,759,207	5,774	443,729,916	(467,332,029)	(23,596,339)

See accompanying notes to these unaudited financial statements.

AURA SYSTEMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

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

Basis of Presentation

In the opinion of management, the unaudited interim condensed financial statements reflect all adjustments of a normal recurring nature that are necessary for a fair presentation of the results for the interim periods presented. However, the results of operations included in such financial statements may not necessary be indicative of annual results.

The Company uses the same accounting policies in preparing quarterly and annual financial statements. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended February 29, 2020 filed with the Securities and Exchange Commission (“SEC”) on July 13, 2020 (“2020 Form 10-K.”).

Significant Accounting Policies

For a detailed discussion about the Company’s significant accounting policies, refer to Note 2 — “Summary of Significant Accounting Policies,” in our financial statements included in Company’s 2020 Form 10-K. During the three months ended May 31, 2020, there were no significant changes made to the Company’s significant accounting policies.

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

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instrument. Subsequent to the issuance of ASU 2016-13, the FASB clarified the guidance through several ASUs. The collective new guidance (ASC 326) generally requires entities to use a current expected credit loss model, which is a new impairment model based on expected losses rather than incurred losses. Under this model, an entity would recognize an impairment allowance equal to its current estimate of all contractual cash flows that the entity does not expect to collect. The entity’s estimate would consider relevant information about past events, current conditions, and reasonable and supportable forecasts. ASC 326 is effective for annual and interim fiscal reporting periods beginning after December 15, 2022, with early adoption permitted for annual reporting periods beginning after December 15, 2018. The Company is continuing to evaluate the expected impact of this ASC 326 but does not expect it to have a material impact on its financial statements upon adoption.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The unaudited condensed financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Beginning with the second quarter of fiscal year 2020, we increased operations of our AuraGen®/VIPER business and revenue for the three-months ended May 31, 2020 was $49,000 as compared to $0 revenue in the comparable period of fiscal 2020.

NOTE 3 – NOTES PAYABLE

Non-related party and related party notes payable transaction consisted of the following:

Non-Related Party Promissory Notes (see below)	May 31, 2020	February 29, 2020

Demand promissory notes payable with 4 individuals, carrying an interest rate of 10% (see Demand Promissory Notes below)	$768,537	$768,537
Messrs. Abdou notes payable	205,181	215,181
U.S. Payroll Protection Plan loan program	74,405	-
Total Demand and Notes Payable	1,048,123	983,718
Convertible Promissory Note originally dated August 10, 2012, due January 11, 2023, convertible into shares of our common stock at a price of $0.76 per share, carrying interest rate of 5%. See Convertible Promissory Notes – Dalrymple August 2012 for further details.	264,462	264,462
Convertible Promissory Note originally dated October 2, 2012, due January 11, 2023, convertible into shares of our common stock at a price of $0.76 per share, carrying interest rate of 5%. See Convertible Promissory Notes – Dalrymple October 2012 for further details.	133,178	133,178
Senior secured convertible notes originally dated May 7, 2013, due January 11, 2023, convertible into shares of our common stock at a price of $0.75 per share, carrying interest rate of 5%. See Convertible Debt – Kenmont Capital Partners, LPD Investments and Guenther for further details.	945,825	945,825
Senior secured convertible notes originally dated June 20, 2013, due January 11, 2023, convertible into shares of our common stock at a price of $0.50 per share, carrying interest rate of 5%. See Convertible Debt – Dresner and Lempert for further details.	59,506	59,506
Total Convertible Promissory Notes	1,402,971	1,402,971
Accrued Interest - notes payable	541,106	498,698
Total Non-Related Party	2,992,200	2,885,387

Notes Payable-Related Party (see Note 6)
Convertible Note payable – related party, carrying an interest rate of 5% - see Note 6, Breslow Note, for further details	3,000,000	3,000,000
Kopple Notes Payable-related party , see Kopple Notes, Note 6:	10,702,338	10,494,933
Mel Gagerman Notes Payable, see Gagerman, Note 6:	141,093	139,026
On November 20, 2019, the Company entered into a preliminary agreement with Jiangsu Shengfeng, the Company’s Chinese joint venture. Payment terms consist of a non-interest bearing promissory note and a payment plan pursuant to which the $700,000 is paid over a 12-month period beginning March 15, 2020 through February 15, 2021.	700,000	700,000
Accrued Interest - notes payable- related party	300,719	262,911
Total Related Party	14,844,150	14,596,871
Total notes payable and accrued interest	17,836,350	17,482,258
Less: Current portion	$(13,387,910)	$(13,079,287)
Long-term portion	$4,448,441	$4,402,971

Demand Promissory Notes and Notes Payable

The Demand Promissory Notes are four individual notes issued in 2015 that are payable on demand with an interest rate of 10% per annum.

As of February 29 and May 31, 2020, the aggregate principal amount owed to these persons is $768,537; the principal amount of each note and the person/entity payable to are as follows: $10,000 Mr. Zeitlin, a former director of the Company; $30,000 Mr. Sook; $461,537 Mr. Macleod, a former president of the Company; and $267,000 Mr. Veen. In February 2018, the Company issued 192,641 shares of its common stock to Steven Veen in satisfaction of $267,000 in debt. Despite this issuance, Mr. Veen claims to continue to be entitled to repayment of the $267,000 debt. Mr. Veen has to-date, not surrendered the shares issued to him in fulfillment of the debt he claims to be still owed and continues to own the 192,641 shares as of the date of this filing.

Abdou and Abdou

On June 20, 2013, the Company entered into an agreement with two individuals, Mr. M. Abdou and Mr. W. Abdou, for the sale of $125,000 of secured convertible notes payable (the “Notes”) and warrants. The Notes had a 1-year maturity date and were convertible into shares of common stock at the conversion price of $0.50 per share. The warrants were subsequently exercised. The Company recorded $24,470 as a discount, which has been fully amortized. There is a remaining balance of $125,000 as of February 28, 2019. In 2016, the Company and the Company’s former Chief Executive Officer, Melvin Gagerman, were named among several other defendants in a lawsuit filed by Messrs. Abdou demanding repayment of loans totaling $125,000 plus accrued interest and exemplary damages. In January 2017, the Company entered into an agreement with all secured creditors other than Mr. W. Abdou and Mr. M. Abdou. In September 2018, the court entered a judgment of approximately $235,000 plus legal fees of in favor of the Messrs. Abdou. The Company subsequently appealed this judgment and, in September 2019, reached a settlement agreement with these creditors for a principal amount of $325,000, of which approximately $205,000 and $215,000 were outstanding as of May 31 and February 29, 2020, respectively.

Paycheck Protection Plan Loan

During April 2020, the Company ceased operations for approximately 6 weeks in compliance with State of California and the County of Orange public health pronouncements associated with the COVID-19 pandemic. On April 23, 2020, we obtained a Paycheck Protection Program (“PPP”) loan in the amount of approximately $74,400 pursuant to the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). Interest on the loan is at the rate of 1% per year, and all loan payments are deferred for six months, at which time the balance is payable in 18 monthly installments if not forgiven in accordance with the CARES Act and the terms of the promissory note executed by the Company in connection with the loan. The promissory note contains events of default and other provisions customary for a loan of this type. As required, the Company intends to use the PPP loan proceeds for payroll, healthcare benefits, rent and other qualifying expenses. The program provides that the use of PPP Loan amount shall be limited to certain qualifying expenses and may be partially or wholly forgiven in accordance with the requirements set forth in the CARES Act. While we intend to apply for the forgiveness of the PPP Loan, there is no assurance that we will obtain forgiveness of the PPP Loan in whole or in part. As of May 31, 2020, $45,470 was classified as notes payable, non-current and $28,935 was classified as part of notes payable, current portion.

Convertible Notes Payable

Kenmont Capital Partners

On May 7, 2013, the Company transferred 4 notes payable with a total principal value of $1,000,000 together with accrued interest, and consulting fees to a senior secured convertible note with a principal value of $1,087,000 (“New Kenmont Note”) and warrants to Kenmont Capital Partners LP. The New Kenmont Note had a 1-year maturity date and was convertible into shares of common stock at the conversion price of $0.75 per share. The warrants were subsequently exercised. The Company recorded $342,020 as a discount, which has been fully amortized. There was a remaining balance of $549,954 as of May 31 and February 29, 2020, respectively.

LPD Investments

On May 7, 2013, the Company transferred 2 note payables with a total principal value of $550,000 together with accrued interest to a senior secured convertible note with a principal value of $558,700 (“New LPD Note”) and warrants to LPD Investments, Ltd. The New LPD Note had a 1-year maturity date and was convertible into shares of common stock at the conversion price of $0.75 per share. The warrants were subsequently exercised. The Company recorded $175,793 as a discount, which has been fully amortized. There is a remaining balance of $163,677 as of May 31 and February 29, 2020, respectively.

Guenther

On May 7, 2013, the Company entered into an agreement with an individual, Mr. Guenther, for the sale of $750,000 of secured convertible note payable (the “Note”) and warrants. The Note had a 1-year maturity date and was convertible into shares of common stock at the conversion price of $0.75 per share. The warrants entitle the holder to acquire 1,000,000 shares and have an initial exercise price of $0.75 per share and have a 7-year term. The Company recorded $235,985 as a discount, which has been fully amortized. There is a remaining balance of $232,194 as of May 31 and February 29, 2020, respectively.

Dresner and Lempert

On June 20, 2013, the Company entered into an agreement with two individuals, Mr. Dresner and Dr. Lempert, for the sale of $200,000 of secured convertible notes payable (the “Notes”) and warrants. The Notes had a 1-year maturity date and were convertible into shares of common stock at the conversion price of $0.50 per share. The warrants were subsequently exercised. The Company recorded $39,152 as a discount, which has been fully amortized. During fiscal 2020, Dr. Lempert convert his share of the amount outstanding into common shares and the balance outstanding of $59,506 as of May 31 and February 29, 2020, respectively, is for Dresner exclusively

Dalrymple – August 2012

On August 10, 2012, the Company entered into an agreement with an individual, Mr. Dalrymple, for the sale of $1,000,000 of unsecured Convertible Promissory Note. The Convertible Promissory Note balance together with all accrued interest thereon was due and payable on August 10, 2017 and the annual interest rate was 7% per annum and was due to be repaid 5 years from the closing date. On January 11, 2018, the note was renegotiated with a final payment date of January 11, 2023 with an annual interest rate of 5%.  The Company recorded $310,723 as a debt discount, which will be amortized over the life of the note. There is a remaining balance of $264,462 as of May 31 and February 29, 2020, respectively.

Dalrymple – October 2012

On October 2, 2012, the Company entered into an agreement with an individual, Mr. Dalrymple, for the sale of $500,000 of unsecured Convertible Promissory Note. This Convertible Promissory Note balance together with all accrued interest thereon was due and payable on October 2, 2017 and the annual interest rate was 7% per annum and was due to be repaid 5 years from the closing date. On January 11, 2018, the note was renegotiated with a final payment date of January 11, 2023 with an annual interest rate of 5%. The Company recorded $137,583 as a debt discount, which will be amortized over the life of the note. There is a remaining balance of $133,178 as of May 31 and February 29, 2020, respectively.

On January 30, 2017, the Company entered into an agreement entitled First Amendment to Transaction Documents with five of seven secured creditors holding a security interest in all of the Company’s assets except for its patents and other intellectual properties. These creditors are the seven listed above under Convertible Debt and include the following: Kenmont Capital Partners, LPD Investments, Guenther, Dresner, Lempert and Abdou and Abdou. All of the creditors entered into the January 30, 2017 agreement with the exception of Mr. W. Abdou and Mr. M. Abdou. The original agreement dated May 7, 2013 provided that if at least 75% of the stock issuable upon conversion of the convertible notes votes to amend the agreement and/or waive any conditions or defaults, then any such amendments or waivers shall be binding on all secured creditors. The five secured creditors signing the amendment total in excess of 95% of the issuable stock upon conversion and, therefore the agreement is binding on all seven of the secured creditors. The agreement provided that all accrued and unpaid interest will be added to the principal amount. The amended note provided for no interest from November 1, 2016 to February 14, 2018, the date at which the 1-for-7 reverse stock split became effective at which time 80% of the total debt including accrued interest was converted into shares of common stock and a new five year 5% per annum convertible note was issued for the remainder. The new amended and restated senior convertible notes have a maturity date of January 30, 2022. The five creditors and the Company entered into a Second Amendment to Transaction Documents on March 14, 2017 and a Third Amendment to Transaction Documents on April 8, 2017, both of which extended the required date of the stockholder approval of the 1-for-7 reverse stock split, which was completed on February 14, 2018. The amended and restated senior convertible notes also require the Company to make a “Required Cash Payment” as defined in the agreement if the Company receives at least $4,000,000 in aggregate gross proceeds from the sale of equity securities (including securities convertible into equity securities) of the Company in one or a series of related transactions. The Required Cash Payment is equal to the current outstanding balance of the notes, which was approximately $1,005,000 as of May 31 and February 29, 2020, respectively, plus any outstanding accrued interest.

NOTE 4 – ACCRUED EXPENSES

Accrued expenses consisted of the following as of the period referenced below:

	May 31, 2020	February 29, 2020
Accrued payroll and related expenses	$1,914,845	$1,868,928
Accrued legal expenses	30,000	-
Other accrued expenses	78,362	77,362
	$2,023,207	$1,946,290

Accrued payroll and related expenses consist primarily of salaries and vacation time accrued but not paid to employees due to our lack of financial resources.

NOTE 5 – SHAREHOLDERS’ EQUITY

Common Stock

During the three months ended May 31, 2020, the Company issued 1,358,333 shares of common stock for $235,000 in cash. During the three months ended May 31, 2019, the Company issued 156,250 shares of common stock for $50,000 in cash.

Employee Options and Warrants

The 2006 Employee Stock Option Plan

In September 2006, our Board of Directors adopted the 2006 Employee Stock Option Plan, subject to shareholder approval, which was obtained at a special shareholders meeting in 2009. Under the 2006 Plan, the Company may grant options for up to the greater of three million or 10% of the number of shares of the Common Stock of Aura from time to time outstanding. As of February 29, 2020, and May 31, 2020, there were no stock options outstanding.

The 2011 Director and Executive Officers Stock Option Plan

In October 2011, shareholders approved the 2011 Director and Executive Officers Stock Option Plan at the Company’s annual meeting. Under the 2011 Plan, the Company may grant options for up to 15% of the number of shares of Common Stock of the Company from time to time outstanding, with a contractual option term of five-years, and a vesting period not less than six-months and one day following date of grant. In the three-months ended May 31, 2020, the Board of Directors approved grants of 250,000 stock options to each board member for an aggregate of 1,250,000, with an exercise price of $0.25 per option and at a market price of $0.16 on March 19, 2020, the date of grant. The following table provided the assumptions required to apply the Black-Scholes Merton option model to determine the fair value of the stock options as of the grant date:

Options Issued During the Three-Months ended May 31, 2020

Exercise Price	$0.25
Share Price	$0.16
Volatility %	225%
Risk-free rate	0.57%
Expected term (yrs.)	4.0

The aggregate fair value of the 1,250,000 options granted in March 2020 is $194,000, or $0.155 per option, with $77,599 recorded as part of sales, general and administration expense during the three-months ended May 31, 2020.

The following tables provide additional information regarding stock options outstanding and exercisable under the 2011 Director and Executive Officers Stock Option Plan:

	Number of Shares	Exercise Price	Weighted Average Intrinsic Value
Outstanding, February 29, 2020	1,040,001	$1.40	$-
Granted	1,250,000	0.25	-
Exrecised	-	-	-
Cancelled	-	-	-
Outstanding, May 31, 2020	2,290,001	$0.77	$-

Range of Exercise Price	Stock Options Outstanding	Stock Options Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price of Options Outstanding	Weighted Average Exercise Price of Options Exercisable
$0.25 to $1.40	2,290,001	1,040,001	3.75 Yrs.	$0.77	$1.40

Warrants

Historically, warrants have been issued to investors and others for services and enticements to invest funds with the Company. Generally, these warrants fully vest immediately or within a 90-day period from the date of grant and have an expiration date of five-years from the date of grant. With grants dated prior to fiscal year 2021, an exercise price of $1.40 has been used with all warrants. No warrants were issued in the three months ended May 31, 2020.

Activity in issued and outstanding warrants is as follows for the three months ended May 31, 2020:

	Number of Shares	Exercise Price
Outstanding, February 29, 2020	5,816,939	$1.40
Granted	-	-
Exrecised	-	-
Cancelled	-	-
Outstanding, May 31, 2020	5,816,939	$1.40

Other information related to the warrants outstanding and exercisable as of May 31, 2020 follows:

Range of Exercise Price	Stock Warrants Outstanding	Stock Warrants Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price of Warrants Outstanding	Weighted Average Exercise Price of Warrants Exercisable
$1.40	5,816,939	5,816,939	2.49 Yrs.	$1.40	$1.40

NOTE 6 – RELATED PARTIES TRANSACTIONS

Notes payable-related party, non-current - $3,000,000 on the condensed balance sheets as of May 31 and February 29, 2020 consists of the Breslow Note as described below:

Breslow Note

On January 24, 2017, the Company entered into a Debt Refinancing Agreement with Mr. Breslow, a former Director of the Company. Pursuant to the agreement, both Mr. Breslow and the Company acknowledged that total debt owed to Mr. Breslow was $23,872,614 including $8,890,574 of accrued interest. Mr. Breslow agreed to cancel and forgive all interest due, waive all events of default and sign a new five-year convertible note in the amount of $14,982,041 providing for no interest for six months and interest of 5% per annum thereafter payable monthly in arrears. The note also provides various default provisions. In accordance with the agreement, on February 14, 2018, the effective date of the 1-for-7 reverse stock split, $11,982,041 of the note was converted into 7,403,705 shares of common stock and the then accrued interest of $9,388,338 was forgiven. A new $3,000,000 convertible five-year note representing the remaining balance was entered into at a conversion rate of $1.40. The note bears interest at a rate of 5% per annum payable monthly in arrears with accrued interest of $300,719 and $262,911 recorded as accrued interest-related party (see Note 4) as of May 31 and February 29, 2020, respectively.

Notes payable and accrued interest-related party, current - $11,543,432 on the condensed balance sheet as of May 31 and $11,333,960 as of February 29, 2020 consists of the Kopple Notes, the Gagerman Note and the Jiangsu Shengfeng Note as set forth below:

Kopple Notes

As of May 31, and February 29, 2020, the principal amount owed to Robert Kopple (former Vice-Chairman of our Board) of $5,607,323 was unchanged. As of May 31, 2020, additional accrued interest of $5,095,015 was owed to Mr. Kopple for a total balance of $10,702,338. As of February 29, 2020, additional accrued interest of $4,887,610 was owed to Mr. Kopple for a total balance of $10,494,933.

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

Gagerman Note

On May 31, 2020, the Gagerman note consisted of $82,000 of unsecured note payable plus accrued interest of $59,093 for a total owed to Melvin Gagerman, the Company’s former CEO and CFO, pursuant to a demand note entered into on April 5, 2014. Interest accrues at 10% per annum. On February 29, 2020, the amount owed to Gagerman was $139,026.

Jiangsu Shengfeng Note

On November 20, 2019, the Company entered into a preliminary agreement with Jiangsu Shengfeng, the Company’s Chinese joint venture, to return $700,000 previously advanced to the Company in September 2018 and recorded as part of customer advance on the balance sheet as of February 28, 2019. Following this agreement which consists of a non-interest-bearing promissory note and a payment plan pursuant to which the $700,000 is paid over a 12-month period beginning March 15, 2020 through February 15, 2021. Principal loan amount on May 31, 2020 and February 29, 2020 was $700,000, respectively, and is classified as part of notes payable and accrued interest-related party, current on the balance sheets as of May 31, 2020.

NOTE 7 – COMMITMENTS & CONTINGENCIES

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

Following the adoption of Topic 842, Leases, as of the start of fiscal year 2020, the Company determined that there was no impact on its Condensed Financial Statements during the nine-month period ended May 31, 2020. The standard requires entities to evaluate all lease transactions including leases previously classified as operating leases, and, if required under Topic 842, a right-to-use asset and a corresponding lease liability may be recorded on the balance sheet in the period in which a lease commences.

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

On March 26, 2019, various stockholders of the Company controlling a combined total of more than 27.5 million shares delivered a signed written consent to the Company removing Ronald Buschur as a member of the Company’s Board and electing Cipora Lavut as a director of the Company.  On March 27, 2019, those same stockholders delivered a further signed written consent to the Company removing William Anderson and Si Ryong Yu as members of the Company’s Board and electing Robert Lempert and David Mann as directors of the Company. These written consents represented a majority of the outstanding shares of the Company’s common stock as of March 26, 2019 and March 27, 2019, respectively. Because of Aura’s refusal to recognize the legal effectiveness of the consents, on April 8, 2019 the stockholders filed suit in the Court of Chancery of the State of Delaware pursuant to Section 225 of the Delaware General Corporations Law, seeking an order confirming the validity of the consents and declaring that Aura’s Board consists of Ms. Lavut, Mr. Mann, Dr. Lempert, Mr. Douglas and Mr. Diaz-Versón, Jr. On July 8, 2019 the Court of Chancery entered final judgment in favor of the stockholder plaintiffs, confirming that (a) Ronald Buschur, Si Ryong Yu and William Anderson had been validly removed by the holders of a majority of the Company’s outstanding stock acting by written consent (b) Ms. Lavut, Mr. Mann and Dr. Lempert had been validly elected by the holders of a majority of the Company’s outstanding stock acting by written consent, and (c) the Company’s Board of Directors validly consists of Cipora Lavut, David Mann, Robert Lempert, Gary Douglas and Salvador Diaz-Versón, Jr. As a result of prior management’s unsuccessful opposition to this stockholders’ action filed in the Court of Chancery, such stockholders may be potentially entitled to recoup their litigation costs from the Company under Delaware’s corporate benefit doctrine and/or other legal provisions. To-date, no final determination has been made as to the amount of recoupment, if any, to which such stockholders may be entitled.

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

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include the following:

●	Our ability to generate positive cash flow from operations;

●	Our ability to obtain additional financing to fund our operations;

●	The impact of economic, political and market conditions on us and our customers;

●	The impact of unfavorable results of legal proceedings;

●	Our exposure to potential liability arising from possible errors and omissions, breach of fiduciary duty, breach of duty of care, waste of corporate assets and/or similar claims that may be asserted against us;

●	Our ability to compete effectively against competitors offering different technologies;

●	Our business development and operating development;

●	Our expectations of growth in demand for our products; and

●	Other risks described under the heading “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and those risks discussed in our other filings with the Securities and Exchange Commission, including those risks discussed under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended February 29, 2020, issued on July 13, 2020 (as the same may be updated from time to time in subsequent quarterly reports), which discussion is incorporated herein by this reference.

We do not intend to update or revise any forward-looking statements, whether because of new information, future events or otherwise except to the extent required by law. You should interpret all subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf as being expressly qualified by the cautionary statements in this Report. As a result, you should not place undue reliance on these forward-looking statements.

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

In fiscal 2019, we began increasing our engineering and manufacturing activities. We utilized contractors for these services in order to minimize our expense while we continued to pursue new sources of financing. In July 2019 under our new management team, we began significantly increasing our sales, engineering, manufacturing and marketing activities.

Our business is based on the exploitation of our patented mobile power solution known as the AuraGen® for commercial and industrial applications and the VIPER for military applications. Our business model consists of two major components: (i) sales and marketing, (ii) design and engineering.

(i) Our sales and marketing approaches are composed of direct sales in North America and the use of agents, distributors. In North America, our primary focus is in (a) mobile exportable power applications, and (c) U.S. Military applications.

(ii) The second component of our business model is focused on the design of new products and engineering support for the sales activities described above. The engineering support consists of the introduction of new features for our AuraGen®/VIPER solution such as higher power, different voltages, three phase options, shore power systems, higher current solutions as well as interface kits for different platforms. After suspending the majority of our engineering, manufacturing, sales, and marketing activities to focus on renegotiating numerous financial obligations in fiscal 2018 and 2019, we incurred modest engineering expenses of approximately $34,000 and $58,000 during the three-months ended May 31 2020 and 2019, respectively.

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

Our primary source of revenue is the manufacture and delivery of AuraGen/VIPER sets used primarily in mobile power applications, which represented 100% of our revenues of approximately $49,000 and $0 for the three-months ended May 31 2020 and 2019, respectively. Our current principle sales channel is sales to a domestic distributor.

In accordance with ASC 606, we recognize the entirety of the revenue, net of discounts, for our AuraGen/VIPER sets at time of product delivery to the distributor (i.e. point-in-time), which also corresponds to the passage of legal title to the customer and the satisfaction of our performance obligations to the customer. Our payment terms are cash payment due upon delivery and typically includes a 2.5% price discount in accordance with this policy. Our commercial terms and conditions do not include a right of return for reasons other than a defect in performance or quality. We offer 18 months assurance-type warranty covering material and manufacturing defects, which we account for under the guidance of ASC 460, Guarantees. We have a limited history of shipments, and, as such, we have not recorded a warranty liability on our balance sheets at May 31, 2020 and February 29, 2020, respectively; however, we expect warranty claims to eventually be nil, therefore, we have not delayed the recognition of revenue during fiscal years 2021 and 2020.

Inventory Valuation and Classification

Inventories are valued at the lower of cost (first-in, first-out) or market, on a standard cost basis. We review the components of inventory on a regular basis for excess or obsolete inventory based on estimated future usage and sales. From fiscal 2015 through 2019 we minimally operated and therefore only produced minimal product. As a result, while we believed that a portion of the inventory had value, we were unable to substantiate demand and fully reserved all inventory in fiscal 2019. Beginning with fiscal 2020, production has increased, and fully reserved inventory has been used in current production. We classify all of our inventory as raw material and work-in-process.

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

In accordance with established public company accounting practice, we have consistently utilized the Black-Scholes option-pricing model to calculate the fair value of stock options and warrants issued as compensation, primarily to management, employees, and directors.  The Black-Scholes option-pricing model is a widely accepted method of valuation that public companies typically utilize to calculate the fair value of options and warrants that they issue in such circumstances. During the three-month period ended May 31, 2020, our Board of Directors awarded a total of 1,250,000 stock options to the five members of the board, with a five-year term, an exercise price of $0.25 per option, and a vesting period of not less than six-months and one day. Using the Black-Scholes option model, we determined an aggregate fair value of $194,000 of which $77,599 was recorded in the three-months ended May 31, 2020.

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

Going Concern

The financial statements contained herein in Item I. Financial Statement have been prepared assuming we will continue as a going concern. During the three-months ended May 31, 2020 and 2019, we reported net losses of approximately $606,000 and $675,000, respectively, and had negative cash flows from operating activities of approximately $181,000 and $397,000, respectively.

If we are unable to generate profits on a sustained basis and is unable to continue to obtain financing for its working capital requirements, we may have to curtail its business sharply or cease business altogether.

Substantial additional capital resources will be required to fund continuing expenditures related to our research, development, manufacturing and business development activities. Our continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to retain our current financing, to obtain additional financing, and ultimately to attain profitability.

Results of Operations

Three months ended May 31, 2020 compared to three months ended May 31, 2019

Net revenue was approximately $49,000 for the three-months ended May 31, 2020 (the “Three-Months FY2021”) compared to $0 for the three-months ended May 31, 2019 (the “Three-Months FY2020”). During the first quarter of 2021, we delivered 8 generator units to a distribution customer as compared to 0 units in the same quarter in the prior year.

Cost of goods sold was approximately $40,000 in the Three-Months FY2021 compared to approximately $3,000 in the Three-Months FY2020 resulting in a gross profit of $8,000, or a gross margin of 16%, and a $3,000 gross loss in the Three-Months FY2020 and a meaningless gross margin. Gross profit and related gross margin for the Three-Months FY2021 shipments were influenced by two main factors: (i) the low volume of shipments attributed partly to the impact of COVID-19 causing temporary closure of operations, which reduced our ability to fully absorb fixed operating costs, and offset partially by (ii) a reduction of cost of goods sold due to the utilization of fully reserved inventory of approximately $4,000 used in the course of production. During the balance of this fiscal year, we believe we will continue to utilize fully reserved inventory components to offset production costs for material and this will favorably benefit our operating results and related cash flows.

Engineering, research and development expenses were approximately $34,000 in the Three-Months FY2021, compared to approximately $58,000 in the Three-Months FY2020, or a decrease of 41% Selling, general and administrative (“SG&A”) expense increased approximately $42,000 (14%) to approximately $339,000 in the Three-Months FY2021 from approximately $297,000 in the Three-Months FY2020. During Three-Months FY2021, we incurred $77,599 of stock-based compensation expense related to the grant of 1,250,000 to our five board members. Other SG&A expenses declined by approximately $35,000 due to reduced headcount expense.

Net interest expense in the Three-Months FY2021 decreased approximately $27,000 or 4%, to approximately $290,000 from approximately $317,000 in the Three-Months FY2020.

Other income increased $53,000 in the Three-Months FY2021 due to a favorable $46,000 settlement of a legal matter and a one-time benefit of $7,000 related to the Paycheck Protection Program (“PPP”) administered by the U.S. Small Business Administration in response to the COVID-19 pandemic.

Net loss for the Three-Months FY2021 decreased approximately $69,000, or 10%, to $606,000 from a loss of $675,000 in the Three-Months FY2020 due primarily to primarily to additional expense of $77,600 for stock-based compensation expense offset by (i) higher gross profit on shipments of $11,000 (ii) $53,000 of one-time other income (iii) reduced engineering, research and development expenses of $24,000 (iv) reduced net interest expense of $27,000 and (v) reduced headcount expense of $35,000

Liquidity and Capital Resources

Net cash used in operations for the three-months ended May 31, 2020, was approximately $181,000, a decrease of $216,000 from the comparable period in the prior fiscal year. Net cash provided by financing activities during the three-months ended May 31, 2020, was $299,000 consisting of (i) cash proceeds from issuance of common stock of $235,000, (ii) proceeds of $74,405 related to the PPP COVID-19 program and partially offset by (iii) a $10,000 principle payment on a note payable; compared to cash provided by financing of $50,000 in the same period of fiscal 2020 consisting of cash proceeds from the issuance of common shares. The cash flow generated from our operations to date has not been sufficient to fund our working capital needs, and we cannot predict when operating cash flow will be sufficient to fund working capital needs.

There were no acquisitions of property and equipment during the three-months ended May 31, 2020 and 2019.

Accrued expenses and other current liabilities as of May 31, 2020 increased by approximately $0.1 million to $4.3 million from approximately $4.2 million as of February 29, 2020 due (i) increased accrued legal expenses of $30,000 (ii) increased accrued payroll of $46,000 and (iii) increased accrued interest cost of $80,000.

The Company had a deficit of $20.4 million in shareholders’ equity as of May 31, 2020, compared to $20.1 million as of February 29, 2020 with the net change attributed to net loss of approximately $0.7 million offset partially by (i) the issuance of shares of approximately $0.2 million for cash and (ii) the granting of options to board members totaling 1,250,000 with an aggregate fair value of $194,000, of which $77,599 was recognized during the first quarter of fiscal 2021.

On April 23, 2020, we obtained a Paycheck Protection Program (“PPP”) loan in the amount of approximately $74,400 pursuant to the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). Interest on the loan is at the rate of 1% per year, and all loan payments are deferred for six months, at which time the balance is payable in 18 monthly installments if not forgiven in accordance with the CARES Act and the terms of the promissory note executed by the Company in connection with the loan. The promissory note contains events of default and other provisions customary for a loan of this type. As required, the Company intends to use the PPP loan proceeds for payroll, healthcare benefits, rent and other qualifying expenses. The program provides that the use of PPP Loan amount shall be limited to certain qualifying expenses and may be partially or wholly forgiven in accordance with the requirements set forth in the CARES Act. While we intend to apply for the forgiveness of the PPP Loan, there is no assurance that we will obtain forgiveness of the PPP Loan in whole or in part.

In the past, in order to generate liquidity, we have relied upon external sources of financing, principally equity financing and private indebtedness. We have no bank line of credit and require additional debt or equity financing to fund ongoing operations. The issuance of additional shares of equity in connection with any such financing could dilute the interests of our existing stockholders, and such dilution could be substantial. If we cannot raise needed funds, we would also be forced to make further substantial reductions in our operating expenses, which could adversely affect our ability to implement our current business plan and ultimately our viability as a company.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide disclosure under this Item 3.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the specified time periods. For the last 3 fiscal years, these control and procedures broke down due to insufficient capital to maintain such controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, the Company’s management evaluated, with the participation of the Company’s Principal Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures. Based on the evaluation, the Company’s Principal Executive Officer and Chief Financial Officer concluded that these controls and procedures were effective as of the end of the period covered by this report in ensuring that information requiring disclosure is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. The Company continues to remediate the findings contained in our Annual Report on Form 10-K, for the fiscal year ended February 29, 2020, issued on July 13, 2020.

Changes in Internal Control over Financial Reporting

There have been no other changes in our internal control over financial reporting during our fiscal quarter ended May 31, 2020, not previously identified in our Annual Report on Form 10-K, for the fiscal year ended February 29, 2020 and issued on July 13, 2020 which have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

On March 26, 2019, various stockholders of the Company controlling a combined total of more than 27.5 million shares delivered a signed written consent to the Company removing Ronald Buschur as a member of the Company’s Board and electing Cipora Lavut as a director of the Company.  On March 27, 2019, those same stockholders delivered a further signed written consent to the Company removing William Anderson and Si Ryong Yu as members of the Company’s Board and electing Robert Lempert and David Mann as directors of the Company. These written consents represented a majority of the outstanding shares of the Company’s common stock as of March 26, 2019 and March 27, 2019, respectively. Because of Aura’s refusal to recognize the legal effectiveness of the consents, on April 8, 2019 the stockholders filed suit in the Court of Chancery of the State of Delaware pursuant to Section 225 of the Delaware General Corporations Law, seeking an order confirming the validity of the consents and declaring that Aura’s Board consists of Ms. Lavut, Mr. Mann, Dr. Lempert, Mr. Douglas and Mr. Diaz-Versón, Jr. On July 8, 2019 the Court of Chancery entered final judgment in favor of the stockholder plaintiffs, confirming that (a) Ronald Buschur, Si Ryong Yu and William Anderson had been validly removed by the holders of a majority of the Company’s outstanding stock acting by written consent (b) Ms. Lavut, Mr. Mann and Dr. Lempert had been validly elected by the holders of a majority of the Company’s outstanding stock acting by written consent, and (c) the Company’s Board of Directors validly consists of Cipora Lavut, David Mann, Robert Lempert, Gary Douglas and Salvador Diaz-Versón, Jr. As a result of prior management’s unsuccessful opposition to this stockholders’ action filed in the Court of Chancery, such stockholders may be potentially entitled to recoup their litigation costs from the Company under Delaware’s corporate benefit doctrine and/or other legal provisions. To-date, no final determination has been made as to the amount of recoupment, if any, to which such stockholders may be entitled.

ITEM 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A, “Risk Factors,” of the Company’s Fiscal 2020 Annual Report on Form 10-K issued on July 13, 2020.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three-months ended May 31, 2020, we issued 1,358,333 shares of common stock for cash proceeds of $235,000.

ITEM 3. Defaults Upon Senior Securities.

As of the date of this filing, Robert Kopple, our former Vice Chairman of the Board, is the only significant unsecured note holder that has not executed formal agreements regarding the restructure of his debt. Mr. Kopple claims that he and his affiliates are owed approximately $10.6 million (representing approximately $5.4 million loaned to the Company over the course of 2013 to 2016; approximately $170,000 Mr. Kopple claims to have advanced or paid to third parties on Aura’s behalf; and approximately $5 million Mr. Kopple claims to be owed for interest, loan fees and late payment fees) on terms significantly preferable to other similarly situated unsecured creditors as well  as warrants to purchase approximately 3.3 million shares of our common stock. We dispute Mr. Kopple’s claims and we are currently in a legal dispute regarding these claims. See “Item 1. Legal Proceedings” included elsewhere in this Quarterly Report on Form 10-Q for information regarding the dispute with Mr. Kopple regarding these transactions as well as “Note 3 – Notes Payable” and “Note 5 – Related Parties Transactions” to the Company’s condensed financial statements, “Liquidity and Capital Resources” in “Item 2 and Management’s Discussion and Analysis of Financial Condition and Results of Operations” elsewhere in this quarterly report on Form 10-Q for additional information regarding amounts that may be owed under the Company’s notes payable and the recent restructuring of certain Company debt. Mr. Kopple has not accepted our numerous offers to settle this debt and continues to demand that as part of any such resolution, he receive unilateral control over significant aspects of the Company’s financial and management functions such as, but not limited to, the right to unilaterally direct the Company’s ordinary business expenditures and requiring the Company to seek his approval for the hiring of nearly all personnel, all to the exclusion of the Company’s management team and stockholder-elected Board of Directors. The Company believes that allowing Mr. Kopple such level of operational control over the Company without any accountability would be highly detrimental to the Company and is incompatible with the Board of Directors’ duties to shareholders and creditors as a whole.

In June 2014, we entered into a Financing Letter of Agreement (the “June 2014 Agreement”) with two affiliate entities of Mr. Kopple, KF Business Ventures and the Kopple Family Partnership (the “Additional Kopple Parties”), pursuant to which the Additional Kopple Parties loaned us an additional $1,000,000 (the “June 2014 Loan”). In connection with the June 2014 Loan, Mr. Kopple also added $202,205 in penalties and accrued interest, credited us with $200,000 for amounts previously repaid by us and several earlier advances into a single new note (the “June 2014 Kopple Note”) in the principal amount of $2,715,2067 and bearing simple interest at a rate of 10% per annum.

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

Date: July 20, 2020	AURA SYSTEMS, INC.
(Registrant)

	By:	/s/ Cipora Lavut
Cipora Lavut
President