Form 10-Q/A
period 2019-11-30
AURA SYSTEMS INC
filed 2021-01-19
CIK 826253

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

AURA SYSTEMS, INC.
(Explanatory Note)

Aura Systems, Inc. (“Company”) is amending its Quarterly Report on Form 10-Q for the period ended November 30, 2019, filed with the United States Securities Exchange Commission (“SEC”) on January 14, 2020, solely for the purpose of restating the financial statements (unaudited) and the accompanying notes to the financials due to certain adjustments that were recorded in the fourth quarter ended February 29, 2020; however, to ensure comparability in year-to-year comparisons, these adjustments should be reflected in the financial statements for the third quarter ended November 30, 2019.

In the three and nine-month period ended November 30, 2019, the Company reported on its Quarterly Report on Form 10-Q net income of approximately $1.5 million and $0.6 million, respectively, attributed to $2.2 million of other income in connection with the cancellation of liabilities. These adjustments, all of which were booked in the third quarter, were related to the cancellation of the following liabilities: accounts payable ($0.3 million), unpaid wages and salaries ($1.5 million) and customer advances ($0.4 million). Also booked in the same quarter was a cancellation of approximately $1.0 million of unpaid wages and salaries owed to a former chief executive officer, a related party, that was accounted for as a capital transaction resulting in an adjustment to additional paid in capital of the same amount.

i.	Accounts payable was understated by $296,255 and net income was overstated by the same amount with respect to trade payables that were initially cancelled in the financial statements for the three and nine-months ended November 30, 2019 as a result of a lapse of the statute of limitations. This cancellation was reversed in the Annual Report for the fiscal year ended February 29, 2020.

ii.	Accrued expenses was understated by $1,508,067 and net income was overstated by the same amount with respect to unpaid wages and salaries that were initially cancelled in the financial statements for the three and nine-months ended November 30, 2019 as a result of a lapse of the statute of limitations. This cancellation was reversed in the Annual Report for the fiscal year ended February 29, 2020.

iii.	Customer advances was understated by $440,331 and net income was overstated by the same amount with respect to cash received from customers that were initially cancelled in the financial statements for the three and nine-months ended November 30, 2019 as a result of a lapse of the statute of limitations. This cancellation was reversed in the Annual Report for the fiscal year ended February 29, 2020.

iv.	Accrued expense-related party was understated by $1,008,328 and additional paid-in-capital was overstated by the same amount with respect to accrued expense-related party that was initially cancelled in the financial statements for the three and nine-months ended November 30, 2019 as a result of a lapse of the statute of limitations. This cancellation was reversed in the Annual Report for the fiscal year ended February 29, 2020.

v.	Basic and dilutive earnings per share for the three and nine-months ended November 30, 2019 were overstated by $0.04 per common share, respectively, due to the aggregate overstatement of net income of $2,244,654, respectively.

In this Form 10-Q/A, Amendment No.1, the Company is only restating its financial statements and the accompanying notes to the financials for the three and nine-month period ended November 30, 2019 and the corresponding disclosure changes in Item II Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”).

AURA SYSTEMS, INC.

i

ITEM 1. FINANCIAL STATEMENTS

AURA SYSTEMS, INC.
BALANCE SHEETS

	November 30, 2019	February 28, 2019
	(Unaudited and Restated)
Assets
Current assets
Cash and cash equivalents	$122,876	$358,209
Inventory	53,163	-
Other current assets	51,492	59,849
Total current assets	227,531	418,058
Investment in joint venture	250,000	250,000
Total assets	$477,531	$668,058

Liabilities & Shareholders’ Deficit
Current liabilities
Accounts payable	$2,510,183	$2,635,664
Accrued expenses	2,574,328	2,197,129
Customer advances	440,331	1,136,542
Accrued expense-related party	1,008,328	1,008,328
Notes payable, current portion	1,167,536	847,537
Convertible notes payable and accrued interest-related party, net of discount	3,873,151	3,644,354
Notes payable and accrued interest-related party	6,551,591	6,156,375
Total current liabilities	18,125,446	17,625,929
Notes payable-related party	3,000,000	3,000,000
Note payable	546,181	215,181
Convertible notes payable	1,402,971	1,421,647
Total liabilities	23,074,599	22,262,757

Commitments and contingencies	-	-

Shareholders’ deficit
Common stock: $0.0001 par value; 150,000,000 shares authorized at November 30 and February 28, 2019; 55,230,787 and 53,714,145 issued and outstanding at November 30 and February 28, 2019, respectively	5,522	5,371
Additional paid-in capital	443,177,569	442,519,092
Accumulated deficit	(465,780,158)	(464,119,161)
Total shareholders’ deficit	(22,597,068)	(21,594,699)
Total liabilities and shareholders’ deficit	$477,531	$668,058

The accompanying notes are an integral part of these financial statements.

AURA SYSTEMS, INC.
STATEMENTS OF OPERATIONS

(Unaudited and Restated)

	Three-months ended November 30,		Nine-months ended November 30,
	2019	2018	2019	2018
Net revenue	$396,775	$-	$744,850	$39,274
Cost of goods sold	115,655	37,032	147,752	110,026
Gross profit (loss)	281,119	(37,032)	597,097	(70,752)
Operating expenses
Engineering, research & development	30,472	138,417	123,024	302,293
Selling, general & administration	407,652	746,172	915,934	2,797,711
Total operating expenses	438,124	884,589	1,038,958	3,100,004
Loss from operations	(157,005)	(921,621)	(441,861)	(3,170,756)
Other expense:
Interest expense, net	283,928	295,221	885,731	848,593
Other (inome) expense	333,405	48,789	333,405	(304,142)
Total other (income) expense	617,333	344,010	1,219,136	544,451
Net loss	$(774,337)	$(1,265,631)	$(1,660,997)	$(3,715,207)

Net loss per share	$(0.01)	$(0.03)	$(0.03)	$(0.08)
Basic weighted average shares outstanding	55,296,222	48,801,770	54,012,831	44,356,148
Diluted loss per share	$(0.01)	$(0.03)	$(0.03)	$(0.08)
Dilutive weighted average shares outstanding	55,296,222	48,801,770	54,012,831	44,356,148

See accompanying notes to these unaudited financial statements.

AURA SYSTEMS, INC.
STATEMENTS OF CASH FLOWS
(Unaudited and Restated)

	November 30,
	2019	2018
Net loss	$(1,660,996)	$(3,715,207)
Adjustments to reconcile net loss to cash used in operating activities
Fair Market Value of warrants issued for services	-	438,826
Gain on settlement of debt	329,723	-
Stock issued for services	-	510
Decrease in
Inventory	(53,163)	-
Other current assets	8,357	(8,804)
Increase in
Accts payable, customer deposits and accrued expenses	885,500	1,382,524
Cash used in operating activities	(490,578)	(1,902,151)

Cash flows from financing activities
Issuance of common stock	295,245	-
Payment on notes payable	(40,000)	(50,000)
Proceeds from subscription receivable	-	1,225,000
Cash provided by financing activities	255,245	1,175,000

Net decrease in cash and cash equivalents	(235,333)	(727,151)
Beginning cash	358,209	748,008
Ending cash	$122,876	$20,857
Cash paid in the period for:
Interest	$-	$37,500
Income taxes	$-	$-
Supplemental schedule of non-cash transactions:
Notes payable converted into shares of common stock	$13,159	$-
Convertible notes converted into shares of common stock	$20,501	$-

See accompanying notes to these unaudited financial statements.

AURA SYSTEMS, INC.
STATEMENTS OF SHAREHOLDERS’ DEFICIT

(Unaudited and Restated)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Subscription Receivable	Accumulated Deficit	Total Shareholders’ Deficit
Balance, February 28, 2018	41,437,035	$4,144	$438,247,091	$(1,300,000)	$(461,616,731)	$(24,665,496)
Proceeds from subscription receivable	-	-	-	500,000	-	500,000
Net loss	-	-	-	-	(1,036,382)	(1,036,382)
Balance, May 31, 2018	41,437,035	4,144	438,247,091	(800,000)	(462,653,113)	$(25,201,878)
Proceeds from subscription receivable	-	-	-	625,000	-	625,000
Shares issued for settlement (restated)	5,108,291	511	-	-	-	511
Prior year shares to be issued	2,256,444	226	2,280,735	-	-	2,280,961
Warrant expense	-	-	438,828	-	-	438,828
Net loss	-	-	-	-	(1,413,203)	(1,413,203)
Balance, August 31, 2018	48,801,770	4,880	440,966,654	(175,000)	(464,066,316)	$(23,269,782)
Proceeds from subscription receivable	-	-	-	100,000	-	100,000
Net loss (restated)	-	-	-	-	(1,265,622)	(1,265,622)
Balance, November 30, 2018 (restated)	48,801,770	$4,880	$440,966,654	$(75,000)	$(465,331,938)	$(24,435,404)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Subscription Receivable	Accumulated Deficit	Total Shareholders’ Deficit
Balance, February 28, 2019	53,714,145	$5,371	$442,519,092	$-	$(464,119,161)	$(21,594,699)
Shares issued for cash	156,250	15	49,985	-	-	50,000
Net loss	-	-	-	-	(675,321)	(675,321)
Balance, May 31, 2019	53,870,395	$5,386	$442,569,077	$-	$(464,794,482)	$(22,220,020)
Shares issued for cash	501,765	51	100,302	-	-	100,353
Shares issued for debt	1,030,385	103	329,620	-	-	329,723
Net loss	-	-	-	-	(211,339)	(211,339)
Balance, August 31, 2019	55,402,545	$5,540	$442,998,999	$-	$(465,005,821)	$(22,001,283)
Shares issued for cash	725,000	72	144,928	-	-	145,000
Shares cancelled	(1,065,051)	(107)	-	-	-	(107)
Shares issued for debt	168,293	17	33,642	-	-	33,659
Net loss (restated)	-	-	-	-	(774,337)	(774,337)
Balance, November 30, 2019 (restated)	55,230,787	$5,522	$443,177,569	$-	$(465,780,158)	$(22,597,068)

See accompanying notes to these unaudited financial statements.

AURA SYSTEMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited and restated)

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

NOTE 2 – ACCOUNTING POLICIES (restated)

Accounting principles

In the opinion of management, the accompanying balance sheets and related interim statements of income and comprehensive income, and cash flows include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Interim results are not necessarily indicative of results for a full year. The information included in this Amended Form 10-Q/A, should be read in conjunction with information included in the Company’s Amended Annual Report on Form 10-K/A for the year ended February 28, 2019 filed on October 24, 2019 with the United States Securities and Exchange Commission (“SEC”).

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

NOTE 3 – GOING CONCERN (restated)

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. During the nine months ended November 30, 2019 and 2018, the Company reported net losses of $1,660,997 and $3,715,207, respectively, and had negative cash flows from operating activities of $490,578 and $1,902,151, respectively. The Company reclassified in the three-months ended November 30, 2019 approximately $0.3 million related to the shares issued to the Company’s president in August 2019 as other expense (see Note 5).

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

NOTE 4 – NOTES PAYABLE

Notes payable consisted of the following:

	November 30, 2019	February 28, 2019
Demand promissory notes payable with six individuals, carrying an interest rate of 10% (see Demand Promissory Notes below)	$768,537	$777,537

Note payable – related party, carrying an interest rate of 5% - see note 6, Breslow Note, for further details	3,000,000	3,000,000

Convertible Promissory Note dated August 10, 2012, due August 10, 2017, convertible into shares of our common stock at a price of $0.76 per share. The note carries an interest rate of 7% with interest only payments due on the 10th of each month with the principal payment due on the maturity date. On January 30, 2017, this note was amended providing, among other things, for the conversion of 80% of the principal and accrued interest into common stock at $1.386 per share conditioned on the occurrence of certain future events the last of which was completed on February 14, 2018. See 7% Convertible Promissory Notes – Dalrymple August 2012 for further details.	264,462	264,462

Convertible Promissory Note dated October 2, 2012, due October 2, 2017, convertible into shares of our common stock at a price of $0.76 per share. The note carries an interest rate of 7% with interest only payments due on the 2nd of each month with the principal payment due on the maturity date. On January 30, 2017, this note was amended providing, among other things, for the conversion of 80% of the principal and accrued interest into common stock at $1.386 per share conditioned on the occurrence of certain future events the last of which was completed on February 14, 2018. See 7% Convertible Promissory Notes – Dalrymple October 2012 for further details.	133,178	133,178

Senior secured convertible notes dated May 7, 2013, due May 7, 2014, convertible into shares of our common stock at a price of $0.75 per share. The notes carry an interest rate of 12% with interest due on the last day of the month. On January 30, 2017, this note was amended providing, among other things, for the conversion of 80% of the principal and accrued interest into common stock at $1.386 per share conditioned on the occurrence of certain future events the last of which was completed on February 14, 2018. See Convertible Debt – Kenmont Capital Partners, LPD Investments and Guenther for further details.	945,825	945,825

Senior secured convertible notes dated June 20, 2013, due June 20, 2014, convertible into shares of our common stock at a price of $0.50 per share. On January 30, 2017, this note was amended providing, among other things, for the conversion of 80% of the principal and accrued interest into common stock at $1.386 per share conditioned on the occurrence of certain future events the last of which was completed on February 14, 2018. See Convertible Debt – Dresner and Lempert for further details.	59,506	78,182
	$1,402,971	$1,421,647

In 2016, the Company and the Company’s former Chief Executive Officer, Melvin Gagerman, were named among several other defendants in a lawsuit filed by two secured creditors demanding repayment of loans totaling $125,000 plus accrued interest and exemplary damages. In January 2017, the Company entered into an agreement with all secured creditors other than the two plaintiffs. In September 2018 the court entered a judgment of approximately $235,000 plus legal fees in favor of the two secured creditors. The Company subsequently appealed this judgment and, in September 2019, reached a settlement agreement with these creditors for an aggregate principal amount of $315,000, including $80,000 of plaintiff’s legal expenses, and initial payment of $20,000, a payment schedule for monthly repayments of $10,000 commencing on October 15, 2019 and continuing for 12 months, and a final payment due on November 15, 2020.	245,180	285,000

On November 20, 2019, the Company entered into a preliminary agreement with Jiangsu Shengfeng, the Company’s Chinese joint venture (see Note 9), to return $700,000 previously advanced to the Company in September 2018 and recorded as part of customer advance on the balance sheet as of February 28, 2019. Following this agreement which consists of a non-interest bearing promissory note and a payment plan pursuant to which the $700,000 is paid over a 12-month period beginning March 15, 2020 through February 15, 2021. In the balance sheet as of November 30, 2019, the amount of $700,000 was reclassified to notes payable.	700,000	-
	$6,116,688	$5,484,184
Less: Current portion	$1,167,536	$847,537
Long-term portion	$4,949,152	$4,636,647

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

CONVERTIBLE DEBT

Kenmont Capital Partners

On May 7, 2013, the Company transferred 4 notes payable with a total principal value of $1,000,000 together with accrued interest, and consulting fees to a senior secured convertible note with a principal value of $1,087,000 (“New Kenmont Note”) and warrants to Kenmont Capital Partners LP. The New Kenmont Note had a 1-year maturity date and was convertible into shares of common stock at the conversion price of $0.75 per share. The warrants were subsequently exercised. The Company recorded $342,020 as a discount, which has been fully amortized. There is a remaining principal balance of $549,954 as of November 30, 2019.

LPD Investments

On May 7, 2013, the Company transferred 2 note payables with a total principal value of $550,000 together with accrued interest to a senior secured convertible note with a principal value of $558,700 (“New LPD Note”) and warrants to LPD Investments, Ltd. The New LPD Note had a 1-year maturity date and was convertible into shares of common stock at the conversion price of $0.75 per share. The warrants were subsequently exercised. The Company recorded $175,793 as a discount, which has been fully amortized. There is a remaining principal balance of $163,677 as of November 30, 2019.

Guenther

On May 7, 2013, the Company entered into an agreement with an individual, Mr. Guenther, for the sale of $750,000 of secured convertible note payable (the “Note”) and warrants. The Note had a 1-year maturity date and was convertible into shares of common stock at the conversion price of $0.75 per share. The warrants entitle the holder to acquire 1,000,000 shares and have an initial exercise price of $0.75 per share and have a 7-year term. The Company recorded $235,985 as a discount, which has been fully amortized. There is a remaining principal balance of $232,194 as of November 30, 2019.

Dresner and Lempert

On June 20, 2013, the Company entered into an agreement with two individuals, Mr. Dresner and Mr. Lempert, a current board member, for the sale of $200,000 of secured convertible notes payable (the “Notes”) and warrants. The Notes had a 1-year maturity date and were convertible into shares of common stock at the conversion price of $0.50 per share. The warrants were subsequently exercised. The Company recorded $39,152 as a discount, which has been fully amortized. There is a remaining principal balance of $59,506 as of November 30, 2019. On November 27, 2019, the principal amount owed to Mr. Lempert of $18,676 and accrued interest of $1,825 were settled by the issuance of 102,503 shares of common stock to Mr. Lempert at the price of $0.20 per share (see Note 8).

Abdou and Abdou

On June 20, 2013, the Company entered into an agreement with two individuals, Mr. M. Abdou and Mr. W. Abdou, for the sale of $125,000 of secured convertible notes payable (the “Notes”) and warrants. The Notes had a 1-year maturity date and were convertible into shares of common stock at the conversion price of $0.50 per share. The warrants were subsequently exercised. The Company recorded $24,470 as a discount, which has been fully amortized. There is a remaining balance of $125,000 as of February 28, 2018. In 2016, the Company and the Company’s former Chief Executive Officer, Melvin Gagerman, were named among several other defendants in a lawsuit filed by the Messrs. Abdou demanding repayment of loans totaling $125,000 plus accrued interest and exemplary damages. In January 2017, the Company entered into an agreement with all secured creditors other than Mr. W. Abdou and Mr. M. Abdou. In September 2018 the court entered a judgment of approximately $235,000 plus legal fees in favor of the Messrs. Abdou. The Company subsequently appealed this judgment and, in September 2019, reached a settlement agreement with these creditors for an aggregate principal amount of approximately $315,000. There is a remaining principal balance of approximately $245,000 as of November 30, 2019 following principal payments of aggregate $40,000 during the third quarter of fiscal 2020 and the proceeds from the November 2019 sales of approximately 111,000 shares held by Messrs. Abdou in the amount of $30,000 applied to the principle amount of the note.

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

7% Convertible Promissory Notes:

Dalrymple – August 2012

On August 10, 2012 the Company entered into an agreement with an individual, Mr. Dalrymple, for the sale of $1,000,000 of unsecured Convertible Promissory Note. The Convertible Promissory Note balance together with all accrued interest thereon was due and payable on August 10, 2017 and the annual interest rate was 7% per annum and was due to be repaid 5 years from the closing date. The Company recorded $310,723 as a debt discount, which will be amortized over the life of the note. There is a remaining principal balance of $264,462 as of November 30, 2019

Dalrymple – October 2012

On October 2, 2012 the Company entered into an agreement with an individual, Mr. Dalrymple, for the sale of $500,000 of unsecured Convertible Promissory Note. This Convertible Promissory Note balance together with all accrued interest thereon was due and payable on October 2, 2017 and the annual interest rate was 7% per annum and was due to be repaid 5 years from the closing date. The Company recorded $137,583 as a debt discount, which will be amortized over the life of the note. There is a remaining principal balance of $133,178 as of November 30, 2019.

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

NOTE 5 – ACCRUED EXPENSES (restated)

Accrued expenses consisted of the following:

	November 30, 2019	February 28, 2019
Accrued payroll and related expenses	$1,840,903	$1,723,691
Accrued interest	681,586	428,625
Other	51,839	44,812
Total	$2,574,328	$2,197,128

Accrued payroll and related expenses consist primarily of salaries and vacation time accrued but not paid to employees due to our lack of financial resources. Also, on August 28, 2019, the board approved a stock issuance of 1,030,385 to Cipora Lavut, the Company’s President, at a fair value of $329,723, for full satisfaction of prior amounts owed to her up to August 28, 2019. This amount was recorded as a reduction of accrued payroll expense in the second quarter but determined in the third quarter of 2020 to be accounted for as other expense.

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

Kopple Note

At November 30, 2019, the balance in notes payable and accrued interest-related party, current of $6,551,591, consists primarily of the Kopple (a former Board member) note of $6,415,109 and the Gagerman note of $136,482 (see below). The Kopple note has a principal balance of $3,587,322 plus accrued interest of $2,827,787. At November 30, 2019, the balance in convertible notes payable and accrued interest-related party consists of $2,000,000 of unsecured convertible notes payable plus accrued interest of $1,849,978 and an unsecured convertible note of $20,000 plus accrued interest of $3,173 to Mr. Kopple.

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

NOTE 10 – FINANCIAL STATEMENT RESTATEMENTS (Restated)

Restatement of the Annual Report for the Fiscal Year Ended February 28, 2019

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

AURA SYSTEMS, INC.
STATEMENT OF OPERATIONS (RESTATED)
FOR THE NINE-MONTHS ENDED NOVEMBER 30, 2018

	Nine-months ended November 30, 2018
	Previously Reported	Restatement Adjustment		Restated
Net revenue	$39,274	$-		$39,274
Cost of goods sold	110,026	-		110,026
Gross loss	(70,752)	-		(70,752)
Operating expenses
Engineering, research & development	302,293	-		302,293
Selling, general & administration	4,789,451	(1,991,740)	i.	2,797,711
Total operating expenses	5,091,744	(1,991,740)		3,100,004
Income (loss) from operations	(5,162,496)	1,991,740		(3,170,756)
Other expense
Interest expense, net	848,593	-		848,593
Other income	(304,142)	-		(304,142)
Total other expense	544,451	-		544,451
Net income (loss)	$(5,706,947)	$1,991,740		$(3,715,207)

Basic income (loss) per share	$(0.13)	$0.04	i	$(0.08)
Basic weighted average shares outstanding	44,356,148	44,356,148		44,356,148
Diluted income (loss) per share	$(0.13)	$0.04	i.	$(0.08)
Dilutive weighted average shares outstanding	44,356,148	44,356,148		44,356,148

AURA SYSTEMS, INC.
STATEMENT OF CASH FLOWS (RESTATED)
FOR THE NINE-MONTHS ENDED NOVEMBER 30, 2018

	Nine-months ended November 30, 2018
	Previously Reported	Restatement Adjustment		Restated
Net loss	$(5,706,947)	$1,991,740	i	$(3,715,207)
Adjustments to reconcile net loss to cash used in operating activities
FMV of warrants issued for services	438,826	-		438,826
Gain on settlement of debt	-	-		-
Stock issued for services	1,992,250	(1,991,740)	i	510
(Increase) decrease in
Accounts receivable	-	-		-
Other current assets	(8,804)	-		(8,804)
Increase (decrease) in
Accts payable, customer deposits and accrued expen	1,382,524	-		1,382,524
Cash used in operating activities	(1,902,151)	-		(1,902,151)

Cash flows from financing activities
Issuance of common stock		-		-
Payment on notes payable	(50,000)	-		(50,000)
Proceeds from subscription receivable	1,225,000	-		1,225,000
Cash provided by financing activities	1,175,000	-		1,175,000

Net incr (decr) in cash and cash equivalents	(727,151)	-		(727,151)
Beginning cash	748,008	-		748,008
Ending cash	$20,857	$-		$20,857
Cash paid in the period for:
Interest	$37,500	$-		$37,500
Income taxes	$-	$-		$-

Restatement of the Quarterly Report on Form 10-Q for the Three and Nine-Months Ended November 30, 2019

In the three and nine-month period ended November 30, 2019, the Company reported on its Quarterly Report on Form 10-Q net income of approximately $1.5 million and $0.6 million, respectively, attributed to $2.2 million of other income in connection with the cancellation of liabilities. These adjustments, all of which were booked in the third quarter, were related to the cancellation of the following liabilities: accounts payable ($0.3 million), unpaid wages and salaries ($1.5 million) and customer advances ($0.4 million). Also booked in the same quarter was a cancellation of approximately $1.0 million of unpaid wages and salaries owed to a former chief executive officer, a related party, that was accounted for as a capital transaction resulting in an adjustment to additional paid in capital of the same amount.

The following tabular presentations set forth the effect of the restatements on the original amounts reported on the Quarterly Report on Form 10-Q for the three and nine-months ended November 30, 2019, filed on January 14, 2020, and the restated amounts contained herein on this Amended Quarterly Report.

i.	Accounts payable was understated by $296,255 and net income was overstated by the same amount with respect to trade payables that were initially cancelled in the financial statements for the three and nine-months ended November 30, 2019 as a result of a lapse of the statute of limitations. This cancellation was reversed in the Annual Report for the fiscal year ended February 29, 2020.

ii.	Accrued expenses was understated by $1,508,067 and net income was overstated by the same amount with respect to unpaid wages and salaries that were initially cancelled in the financial statements for the three and nine-months ended November 30, 2019 as a result of a lapse of the statute of limitations. This cancellation was reversed in the Annual Report for the fiscal year ended February 29, 2020.

iii.	Customer advances was understated by $440,331 and net income was overstated by the same amount with respect to cash received from customers that were initially cancelled in the financial statements for the three and nine-months ended November 30, 2019 as a result of a lapse of the statute of limitations. This cancellation was reversed in the Annual Report for the fiscal year ended February 29, 2020.

iv.	Accrued expense-related party was understated by $1,008,328 and additional paid-in-capital was overstated by the same amount with respect to accrued expense-related party that was initially cancelled in the financial statements for the three and nine-months ended November 30, 2019 as a result of a lapse of the statute of limitations. This cancellation was reversed in the Annual Report for the fiscal year ended February 29, 2020.

v.	Basic and dilutive earnings per share for the three and nine-months ended November 30, 2019 were overstated by $0.04 per common share, respectively, due to the aggregate overstatement of net income of $2,244,654, respectively.

AURA SYSTEMS, INC.
BALANCE SHEETS

	Previously Reported as of November 30, 2019	Restatement Adjustments		Restated
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$122,876			$122,876
Inventory	53,163			53,163
Other current assets	51,492			51,492
Total current assets	227,531			227,531
Investment in joint venture	250,000			250,000
Total assets	$477,531			$477,531

Liabilities & Shareholders’ Deficit
Current liabilities
Accounts payable	$2,213,927	$296,256	i.	$2,510,183
Accrued expenses	1,066,260	1,508,067	ii.	2,574,327
Customer advances	0	440,331	iii.	440,331
Accrued expense-related party	-	1,008,328	iv.	1,008,328
Notes payable, current portion	1,167,536			1,167,536
Convertible notes payable and accrued interest-related party, net of discount	3,873,151			3,873,151
Notes payable and accrued interest-related party	6,551,591			6,551,591
Total current liabilities	14,872,465	3,252,982		18,125,447
Notes payable-related party	3,000,000			3,000,000
Note payable	546,181			546,181
Convertible notes payable	1,402,971			1,402,971
Total liabilities	19,821,617	3,252,982		23,074,599

Commitments and contingencies	-			-

Shareholders’ deficit
Common stock: $0.0001 par value; 150,000,000 shares authorized at November 30 and February 28, 2019; 55,230,787 and 53,714,145 issued and outstanding at November 30 and February 28, 2019, respectively	5,522			5,522
Additional paid-in capital	444,185,896	(1,008,328)	iv.	443,177,568
Accumulated deficit	(463,535,504)	(2,244,654)	i-iii.	(465,780,158)
Total shareholders’ deficit	(19,344,086)	(3,252,982)		(22,597,068)
Total liabilities and shareholders’ deficit	$477,531	$-		$477,531

AURA SYSTEMS, INC.
STATEMENTS OF OPERATIONS

	Three-months ended November 30, 2019				Nine-months ended November 30, 2019
	Previously Reported	Restatement Adjustments		Restated	Previously Reported	Restatement Adjustments		Restated
	(unaudited)			(unaudited)	(unaudited)			(unaudited)
Net revenue	$396,775			$396,775	$744,850			$744,850
Cost of goods sold	115,655			115,655	147,752			147,752
Gross profit	281,119			281,119	597,097			597,097
Operating expenses
Engineering, research & development	30,472			30,472	123,024			123,024
Selling, general & administration	407,652			407,652	915,934			915,934
Total operating expenses	438,124			438,124	1,038,958			1,038,958
Loss from operations	(157,005)			(157,005)	(441,861)			(441,861)
Other expense:
Interest expense, net	283,928			283,928	885,731			885,731
Other (inome) expense	(1,911,249)	2,244,654	i-iii.	333,405	(1,911,249)	2,244,654	i-iii.	333,405
Total other (income) expense	(1,627,321)	2,244,654		617,333	(1,025,518)	2,244,654		1,219,136
Net income (loss)	$1,470,317	$(2,244,654)		$(774,337)	$583,657	$(2,244,654)		$(1,660,997)

Net income (loss) per share	$0.03	$(0.04)	v.	$(0.01)	$0.01	$(0.04)	v.	$(0.03)
Basic weighted average shares outstanding	55,296,222	55,296,222		55,296,222	54,012,831	54,012,831		54,012,831
Diluted income (loss) per share	$0.03	$(0.04)	v.	$(0.01)	$0.01	$(0.04)	v.	$(0.03)
Dilutive weighted average shares outstanding	55,296,222	55,296,222		55,296,222	54,012,831	54,012,831		54,012,831

AURA SYSTEMS, INC.
STATEMENTS OF CASH FLOWS

	Nine-Months Ended November 30, 2019
	Previously Reported	Restatement Adjustments	Restated
	(unaudited)		(unaudited)
Net Income (loss)	$583,657	$(2,244,654)	$(1,660,997)
Adjustments to reconcile net income (loss) to cash used in operating activities
Gain on settlement of debt	(1,911,141)		(1,911,141)
Decrease in
Inventory	(53,163)		(53,163)
Other current assets	8,357		8,357
Increase in
Accts payable, customer deposits and accrued expenses	881,711	2,244,654	3,126,365
Cash used in operating activities	(490,579)	-	(490,579)

Cash flows from financing activities
Issuance of common stock	295,245		295,245
Payment on notes payable	(40,000)		(40,000)
Proceeds from subscription receivable	295,245		295,245
Cash provided by financing activities	550,489		550,489

Net decrease in cash and cash equivalents	59,910	-	59,910
Beginning cash	358,209	-	358,209
Ending cash	$418,119	$-	$418,119
Cash paid in the period for:
Interest	$-		$-
Income taxes	$-		$-
Supplemental schedule of non-cash transactions:
Notes payable converted into shares of common stock	$13,159		$13,159
Convertible notes converted into shares of common stock	$20,501		$20,501
Gain on cancellation of related party liability	$1,008,328	$(1,008,328)	$-

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

(ii) The second component of our business model is focused on the design of new products and engineering support for the sales activities described above. The engineering support consists of the introduction of new features for our AuraGen® solution such as higher power, different voltages, three phase options, shore power systems, higher current solutions as well as interface kits for different platforms. After reducing our engineering, manufacturing, sales, and marketing activities to focus on renegotiating numerous financial obligations in fiscal 2018 and 2019, we expect modest engineering activities budgeted at approximately $200,000 during the fiscal 2020 year.

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

Our net loss for the Nine-Months FY2020 was reduced by $2,054,210, or 55%, to a net loss of $1,660,997 from a net loss of $3,715, 207 in the Nine-Months FY2019 due primarily to (i) increased gross profit contribution of $0.6 million on higher levels of shipments and (ii) reduced operating expenses of $2.1 million, offset partially by an increase of $0.6 million in other expense

Three months ended November 30, 2019 compared to three months ended November 30, 2018

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

Net loss for the Three-Months FY2020 was reduced by $491,294, or 39%, to a net loss of $774,337 from a net loss of $1,265,631 in the Three-Months FY2019 due primarily to (i) increased gross profit contribution of $0.3 million on higher levels of shipments (ii) reduced operating expenses of $0.5 million, offset partially by increase in other expense of $0.3 million.

Liquidity and Capital Resources

Net cash used in operations for the nine months ended November 30, 2019, was $490,578, a decrease of $1,411,573 from the comparable period in the prior fiscal year. Net cash provided by financing activities during the nine-months ended November 30, 2019, was $255,245 consisting of (i) cash proceeds from issuance of common stock of $295,245 partially and (ii) offset by $40,000 of principle payments on a note payable as compared to cash provided by financing of $1,175,000 in the same period of fiscal 2019 consisting of (i) proceeds from a subscription receivable of $1,225,000 and offset by (ii) principal payment of $50,000 on a note payable. The cash flow generated from our operations to date has not been sufficient to fund our working capital needs, and we cannot predict when operating cash flow will be sufficient to fund working capital needs.

There were no acquisitions of property and equipment during the Nine-Months FY2020 or the Nine-Months FY2019.

Accrued expenses as of November 30, 2019 increased $0.4 million to $2,574,328 from $2,197,129 due primarily to increase in accrued interest on notes payables outstanding of $0.3 million and $0.1 million related to increased accrued payroll.

The Company had a deficit of $22.6 million in shareholders’ equity as of November 30, 2019, compared to $21.6 million as of February 28, 2019 with the net change attributed to net loss of approximately $1.7 million and the issuance of shares of $0.7 million.

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

Date: January 15, 2021	AURA SYSTEMS, INC.
(Registrant)

	By:	/s/ David Mann
David Mann
Chief Financial Officer
(Principal Financial and Accounting Officer and
Duly Authorized Officer)