Form 10-Q
period 2020-11-30
AURA SYSTEMS INC
filed 2021-01-19
CIK 826253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding November 30, 2020
Common Stock, par value $0.0001 per share	64,518,512 shares

AURA SYSTEMS, INC.

i

ITEM 1. FINANCIAL STATEMENTS

AURA SYSTEMS, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	November 30, 2020	February 29, 2020
Assets
Current assets
Cash and cash equivalents	$143,693	$19,807
Inventory	105,166	90,037
Other current assets	35,787	1,487
Total current assets	284,645	111,330
Fixed Assets, net	8,624	-
Total assets	$293,269	$111,330

Liabilities & Shareholders’ Deficit
Current liabilities
Accounts payable	$1,873,745	$2,537,061
Accrued expenses	730,588	1,946,290
Customer advances	440,331	440,331
Accrued expense-related party	-	1,008,328
Accrued interest-notes payable-related party	375,925	262,911
Accrued interest-notes payable	217,395	498,698
Notes payable, current portion	189,116	983,717
Notes payable and accrued interest-related party	11,960,097	11,333,960
Total current liabilities	15,787,197	19,011,296
Notes payable-related party	3,000,000	3,000,000
Notes payable	197,725	0
Convertible notes payable	1,402,971	1,402,971
Total liabilities	20,387,894	23,414,267

Commitments and contingencies (note 7)	-	-

Shareholders’ deficit
Common stock: $0.0001 par value; 150,000,000 shares authorized at November 30 and February 29, 2020; 64,518,512 and 56,400,874 issued and outstanding at November 30 and February 29, 2020, respectively	6,450	5,639
Additional paid-in capital	445,097,390	443,417,452
Accumulated deficit	(465,198,465)	(466,726,027)
Total shareholders’ deficit	(20,094,625)	(23,302,937)
Total liabilities and shareholders’ deficit	$293,269	$111,330

The accompanying notes are an integral part of these unaudited financial statements.

AURA SYSTEMS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three-Months Ended November 30,		Nine-months Ended November 30,
	2020	2019	2020	2019
		(restated)		(restated)
Net revenue	$7,829	$396,775	$61,462	$744,850
Cost of goods sold	5,320	115,655	46,718	147,752
Gross profit	2,510	281,119	14,743	597,097
Operating expenses
Engineering, research & development	70,217	30,472	169,318	123,024
Selling, general & administration	258,528	407,652	1,034,836	915,934
Total operating expenses	328,744	438,124	1,204,154	1,038,958
Loss from operations	(326,235)	(157,005)	(1,189,411)	(441,861)
Other (income) expense:
Interest expense, net	268,017	283,928	884,751	885,731
Other income	(4,391)	(107)	(2,683,805)	(107)
Gain on extinguishment of debt	-	-	(871,887)	-
Other (gains) losses from settlements	(32)	333,512	(46,032)	333,512
Income (loss) before income tax provision	(589,829)	(774,337)	1,527,562	(1,660,997)
Income tax provision	-	-	-	-
Net income (loss)	$(589,829)	$(774,337)	$1,527,562	$(1,660,997)

Basic income (loss) per share	$(0.01)	$(0.01)	$0.03	$(0.03)
Weighted average shares outstanding-basic	62,664,666	55,296,222	59,803,498	54,012,831
Dilutive income (loss) per share	$(0.01)	$(0.01)	$0.03	$(0.03)
Weighted average shares outstanding-dilutive	62,664,666	55,296,222	61,183,610	54,012,831

See accompanying notes to these unaudited financial statements.

AURA SYSTEMS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine-Months Ended November 30,
	2020	2019
		(restated)
Net income (loss)	$1,527,562	$(1,660,996)
Adjustments to reconcile net income (loss) to cash used in operating activities
Loss on settlement of debt	-	329,723
Depreciation of fixed assets	297	-
Stock-based compensation expense	193,750	-
Gain on write-off of expired liabilities	(3,585,639)	-
Changes in working capital assets and liabilities:		-
Inventory	(15,129)	(53,163)
Other current assets	(34,300)	8,357
Accrued interest on notes payable	847,987	855,534
Accts payable, customer deposits and accrued expenses	(181,026)	29,966
Cash used in operating activities	(1,246,498)	(490,579)

Cash flows from investing activities:
Purchase of property, plant and equipment	(8,921)	-

Cash flows from financing activities:
Issuance of common stock	1,220,000	295,245
Payment on notes payable	(65,000)	(40,000)
Proceeds from Federal PPP & SBA notes	224,305	-
Cash provided by financing activities	1,379,305	255,245

Net decrease in cash and cash equivalents	123,886	(235,334)
Beginning cash	19,807	358,209
Ending cash	$143,693	$122,875
Cash paid in the period for:
Interest	$2,500	$-
Income taxes	$-	$-
Supplemental schedule of non-cash transactions:
Note payable converted into shares of common stock	$267,000	$13,159
Convertible notes converted into shares of common stock	$-	$20,501

See accompanying notes to these unaudited financial statements.

AURA SYSTEMS INC.

CONDENSED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(Unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Deficit
Balance, February 28, 2019	53,714,145	$5,371	$442,519,092	$(464,119,162)	$(21,594,699)
Shares issued for cash	156,250	15	49,985		50,000
Net loss	-	-	-	(675,321)	(675,321)
Balance, May 31, 2019	53,870,395	$5,386	$442,569,077	$(464,794,483)	$(22,220,020)
Shares issued for cash	501,765	51	100,302	-	100,353
Shares issued for settlement	1,030,385	103	329,620	-	329,723
Net loss	-	-	-	(211,339)	(211,339)
Balance, August 31, 2019	55,402,545	$5,540	$442,998,999	$(465,005,822)	$(22,001,283)
Shares issued for cash	725,000	73	144,928	-	145,001
Shares cancelled	(1,065,051)	(107)	-	-	(107)
Shares issued for debt	168,380	16	33,642	-	33,658
Net loss (restated)	-	-	-	(774,337)	(774,337)
Balance, November 30, 2019 (restated)	55,230,874	$5,522	$443,177,569	$(465,780,159)	$(22,597,068)

Balance, February 29, 2020	56,400,874	5,641	443,417,449	(466,726,027)	(23,302,938)
Shares issued for cash	1,358,333	135	234,865	-	235,000
Stock-based compensation expense	-	-	77,599	-	77,599
Net loss	-	-	-	(606,001)	(606,001)
Balance, May 31, 2020	57,759,207	5,776	443,729,913	(467,332,029)	(23,596,340)
Shares issued for cash	3,866,665	387	579,613	-	580,000
Shares issued for settlement	192,641	19	266,981	-	267,000
Stock-based compensation expense	-	-	96,476	-	96,476
Net income	-	-	-	2,723,392	2,723,392
Balance, August 31, 2020	61,818,513	6,182	444,672,983	(464,608,637)	(19,929,472)
Shares issued for cash	2,699,999	270	404,730	-	405,000
Stock-based compensation expense	-	-	19,674	-	19,674
Net loss	-	-	-	(589,829)	(589,829)
Balance, November 30, 2020	64,518,512	6,452	445,097,387	(465,198,466)	(20,094,627)

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

The Company amended its Quarterly Report on Form 10-Q for the period ended November 30, 2019, filed with the SEC on January 14, 2020, solely for the purpose of restating the financial statements (unaudited) and the accompanying notes to the financials due to certain adjustments that were recorded in the fourth quarter ended February 29, 2020; however, to ensure comparability in year-to-year comparisons, these adjustments were restated to the third quarter of Fiscal 2020. The condensed financial statements in his Quarterly Report for the three and nine-months ended November 30, 2020 include the effect of the restatements.

Our fiscal year ends on the last day of February. Accordingly, the current fiscal year is ending on February 28, 2021; we refer to the current fiscal as (“Fiscal 2021”). The prior fiscal year is Fiscal 2020.

Significant Accounting Policies

For a detailed discussion about the Company’s significant accounting policies, refer to Note 2 — “Summary of Significant Accounting Policies,” in our financial statements included in Company’s 2020 Form 10-K. During the three and nine-months ended November 30, 2020, the Company recognized aggregate gains of approximately $2.7 million in connection with the cancellation of certain accounts payable balances and accrued payroll related to unpaid wages and salaries and approximately $0.9 million in connection with demand promissory notes with three persons for which the respective statute of limitations periods have expired.

Earnings Per Share

The following table sets forth the basic and dilutive earnings per share for the nine-months ended November 30, 2020. The dilutive earning per share includes only the dilutive incremental effect of additional shares issued on an “as if converted basis” in relation to the convertible notes payable principal amounts outstanding as of November 30, 2020 (see Notes 3 and 6). The three-months ended November 30, 2020 was not included in the following table as the effect is anti-dilutive.

	Nine-Months Ended November 30, 2020
	Income	Shares	Per-share
	(Numerator)	(denominator)	Amount
Basic EPS
Income available to common stockholders	$1,527,562	59,803,498	$0.03

Effect of Dilutive Securities
Convertible notes payable	$17,155	1,380,112	$0.01

Dilutive EPS
Income available to common stockholders plus assumed conversions	$1,544,716	61,183,610	$0.03

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is reporting in this Quarterly Report operating losses of approximately $326,000 and $1,189,000 for the three and nine-months ended November 30, 2020, respectively, and negative cash flow from operating activities of approximately $1,246,000 for the nine-months ended November 30, 2020; such factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Beginning with the second quarter of Fiscal 2020, we increased operations of our AuraGen®/VIPER business and revenue for the three and nine-months ended November 30, 2020 of Fiscal 2021 was approximately $7,800 and $61,000, respectively, as compared to approximately $397,000 and $745,000 of revenue in the comparable periods of Fiscal 2020.

NOTE 3 – NOTES PAYABLE

Non-related party and related party notes payable principal and accrued interest amounts consisted of the following:

Non-Related Party Promissory Notes (see below)	November 30, 2020	February 29, 2020

Demand promissory notes payable with 1 and 4 individuals as of November 30, 2020 and February 29, 2020, respectively, carrying an interest rate of 10% (see Demand Promissory Notes below)	$10,000	$768,537
Messrs. Abdou notes payable	150,181	215,181
U.S. Payroll Protection Plan loan program	74,405	-
U.S. Small Business Administration-Economic Injury Disaster Loan	152,256	-
Total Demand and Notes Payable	386,842	983,718
Convertible Promissory Note originally dated August 10, 2012, due January 11, 2023, convertible into shares of our common stock at a price of $0.76 per share, carrying interest rate of 5%. See Convertible Promissory Notes – Dalrymple August 2012 for further details.	264,462	264,462
Convertible Promissory Note originally dated October 2, 2012, due January 11, 2023, convertible into shares of our common stock at a price of $0.76 per share, carrying interest rate of 5%. See Convertible Promissory Notes – Dalrymple October 2012 for further details.	133,178	133,178
Senior secured convertible notes originally dated May 7, 2013, due January 11, 2023, convertible into shares of our common stock at a price of $0.75 per share, carrying interest rate of 5%. See Convertible Debt – Kenmont Capital Partners, LPD Investments and Guenther for further details.	945,825	945,825
Senior secured convertible notes originally dated June 20, 2013, due January 11, 2023, convertible into shares of our common stock at a price of $0.50 per share, carrying interest rate of 5%. See Convertible Debt – Dresner and Lempert for further details.	59,506	59,506
Total Convertible Promissory Notes	1,402,971	1,402,971
Accrued Interest - convertible, demand and notes payable	217,972	498,698
Total Non-Related Party	2,007,785	2,885,387

Notes Payable-Related Party (see Note 6)
Convertible Note payable and accrued interest – related party, carrying an interest rate of 5% - see Note 6, Breslow Note, for further details	3,375,925	3,262,911
Kopple Notes Payable-related party, see Kopple Notes, Note 6:	11,114,892	10,494,933
Mel Gagerman Notes Payable, see Gagerman, Note 6:	144,628	139,026
On November 20, 2019, the Company entered into a preliminary agreement with Jiangsu Shengfeng, the Company’s Chinese joint venture. Payment terms consist of a non-interest bearing promissory note and a payment plan pursuant to which the $700,000 is paid over a 12-month period beginning March 15, 2020 through February 15, 2021.	700,000	700,000
Total Related Party	15,335,444	14,596,871
Total notes payable and accrued interest	17,343,229	17,482,258
Less: Current portion	$(12,742,533)	$(12,816,376)
Long-term portion	$4,600,696	$4,665,882

Demand Promissory Notes and Notes Payable

Demand promissory notes as of November 30 and February 29, 2020 are for one and four individuals, respectively, issued in September 2015 that are payable on demand with an interest rate of 10% per annum. As of November 30, 2020, the one individual is for the principal amount owed to the Mr. Zeitlin, a former director of the Company, of $10,000.

In the nine-months ended November 30, 2020, $758,537 of demand notes principal and $385,349 of accrued interest were reversed as the related statute of limitations were determined to have expired. This reversal resulted in an aggregate reduction of current liabilities of $1,143,886, the recording of an issuance of 192,641 shares of common stock on the Condensed Balance Sheet as of November 30, 2020, and the recognition of $871,887 as gain on extinguishment of debt on the Condensed Statements of Operations for the nine-months ended November 30, 2020.

Abdou and Abdou

On June 20, 2013, the Company entered into an agreement with two individuals, Mr. M. Abdou and Mr. W. Abdou, for the sale of $125,000 of secured convertible notes payable (the “Notes”) and warrants. The Notes had a 1-year maturity date and were convertible into shares of common stock at the conversion price of $0.50 per share. The warrants were subsequently exercised. The Company recorded $24,470 as a discount, which has been fully amortized. There is a remaining balance of $125,000 as of February 28, 2019. In 2016, the Company and the Company’s former Chief Executive Officer, Melvin Gagerman, were named among several other defendants in a lawsuit filed by Messrs. Abdou demanding repayment of loans totaling $125,000 plus accrued interest and exemplary damages. In January 2017, the Company entered into an agreement with all secured creditors other than Mr. W. Abdou and Mr. M. Abdou. In September 2018, the court entered a judgment of approximately $235,000 plus legal fees of in favor of the Messrs. Abdou. The Company subsequently appealed this judgment and, in September 2019, reached a settlement agreement with these creditors for a principal amount of $325,000, of which approximately $150,000 and $215,000 were outstanding as of November 30 and February 29, 2020, respectively.

Paycheck Protection Plan Loan

During April 2020, the Company ceased operations for approximately 6 weeks in compliance with State of California and the County of Orange public health pronouncements associated with the COVID-19 pandemic. On April 23, 2020, we obtained a Paycheck Protection Program (“PPP”) loan in the amount of approximately $74,400 pursuant to the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). Interest on the loan is at the rate of 1% per year, and all loan payments are deferred for six months, at which time the balance is payable in 18 monthly installments if not forgiven in accordance with the CARES Act and the terms of the promissory note executed by the Company in connection with the loan. The promissory note contains events of default and other provisions customary for a loan of this type. As required, the Company intends to use the PPP loan proceeds for payroll, healthcare benefits, rent and other qualifying expenses. The program provides that the use of PPP Loan amount shall be limited to certain qualifying expenses and may be partially or wholly forgiven in accordance with the requirements set forth in the CARES Act. While we intend to apply for the forgiveness of the PPP Loan, there is no assurance that we will obtain forgiveness of the PPP Loan in whole or in part. As of November 30, 2020, $24,802 was classified as notes payable, non-current and $49,603 was classified as part of notes payable, current portion.

Economic Injury Disaster Loan

Entities negatively impacted by the COVID-19 pandemic were eligible to apply for loans sponsored by the United States Small Business Administration (“SBA”) Economic Injury Disaster Loan (“EIDL Loan”) program. On July 1, 2020, the Company received cash proceeds of $149,900 under this program. The proceeds can be used to fund payroll, healthcare benefits, rent and other qualifying expenses, and the loan is not subject to a loan forgiveness provision. The standard EIDL Loan repayment terms include interest accrues at 3.75% per annum effective July 1, 2020; the payment schedule contains a one-year deferral period on initial principal and interest payments; the loan term is thirty years; The Company pledged the assets of the Company as collateral for the loan; and there is no prepayment penalty or fees. As of November 30, 2020, the amount outstanding including accrued interest of $2,356 is $152,256 and is classified as part of notes payable, non-current on the November 30, 2020 balance sheet.

Convertible Notes Payable

Kenmont Capital Partners

On May 7, 2013, the Company transferred 4 notes payable with a total principal value of $1,000,000 together with accrued interest, and consulting fees to a senior secured convertible note with a principal value of $1,087,000 (“New Kenmont Note”) and warrants to Kenmont Capital Partners LP. The New Kenmont Note had a 1-year maturity date and was convertible into shares of common stock at the conversion price of $0.75 per share. The warrants were subsequently exercised. The Company recorded $342,020 as a discount, which has been fully amortized. There was a remaining balance of $549,954 as of November 30 and February 29, 2020, respectively.

LPD Investments

On May 7, 2013, the Company transferred 2 note payables with a total principal value of $550,000 together with accrued interest to a senior secured convertible note with a principal value of $558,700 (“New LPD Note”) and warrants to LPD Investments, Ltd. The New LPD Note had a 1-year maturity date and was convertible into shares of common stock at the conversion price of $0.75 per share. The warrants were subsequently exercised. The Company recorded $175,793 as a discount, which has been fully amortized. There is a remaining balance of $163,677 as of November 30 and February 29, 2020, respectively.

Guenther

On May 7, 2013, the Company entered into an agreement with an individual, Mr. Guenther, for the sale of $750,000 of secured convertible note payable (the “Note”) and warrants. The Note had a 1-year maturity date and was convertible into shares of common stock at the conversion price of $0.75 per share. The warrants entitle the holder to acquire 1,000,000 shares and have an initial exercise price of $0.75 per share and have a 7-year term. The Company recorded $235,985 as a discount, which has been fully amortized. There is a remaining balance of $232,194 as of November 30 and February 29, 2020, respectively.

Dresner and Lempert

On June 20, 2013, the Company entered into an agreement with two individuals, Mr. Dresner and Dr. Lempert, for the sale of $200,000 of secured convertible notes payable (the “Notes”) and warrants. The Notes had a 1-year maturity date and were convertible into shares of common stock at the conversion price of $0.50 per share. The warrants were subsequently exercised. The Company recorded $39,152 as a discount, which has been fully amortized. During Fiscal 2020, Dr. Lempert converted his share of the amount outstanding into common shares and the balance outstanding of $59,506 as of November 30 and February 29, 2020, respectively, is for Dresner exclusively.

Dalrymple – August 2012

On August 10, 2012, the Company entered into an agreement with an individual, Mr. Dalrymple, for the sale of $1,000,000 of unsecured Convertible Promissory Note. The Convertible Promissory Note balance together with all accrued interest thereon was due and payable on August 10, 2017 and the annual interest rate was 7% per annum and was due to be repaid 5 years from the closing date. On January 11, 2018, the note was renegotiated with a final payment date of January 11, 2023 with an annual interest rate of 5%.  The Company recorded $310,723 as a debt discount, which will be amortized over the life of the note. There is a remaining balance of $264,462 as of November 30 and February 29, 2020, respectively.

Dalrymple – October 2012

On October 2, 2012, the Company entered into an agreement with an individual, Mr. Dalrymple, for the sale of $500,000 of unsecured Convertible Promissory Note. This Convertible Promissory Note balance together with all accrued interest thereon was due and payable on October 2, 2017 and the annual interest rate was 7% per annum and was due to be repaid 5 years from the closing date. On January 11, 2018, the note was renegotiated with a final payment date of January 11, 2023 with an annual interest rate of 5%. The Company recorded $137,583 as a debt discount, which will be amortized over the life of the note. There is a remaining balance of $133,178 as of November 30 and February 29, 2020, respectively.

On January 30, 2017, the Company entered into an agreement entitled First Amendment to Transaction Documents with five of seven secured creditors holding a security interest in all of the Company’s assets except for its patents and other intellectual properties. All of the creditors entered into the January 30, 2017 agreement with the exception of Mr. W. Abdou and Mr. M. Abdou. The original agreement dated May 7, 2013 provided that if at least 75% of the stock issuable upon conversion of the convertible notes votes to amend the agreement and/or waive any conditions or defaults, then any such amendments or waivers shall be binding on all secured creditors. The five secured creditors signing the amendment total in excess of 95% of the issuable stock upon conversion and, therefore the agreement is binding on all seven of the secured creditors. The agreement provided that all accrued and unpaid interest will be added to the principal amount. The amended note provided for no interest from November 1, 2016 to February 14, 2018, the date at which the 1-for-7 reverse stock split became effective at which time 80% of the total debt including accrued interest was converted into shares of common stock and a new five year 5% per annum convertible note was issued for the remainder. The new amended and restated senior convertible notes have a maturity date of January 30, 2022. The five creditors and the Company entered into a Second Amendment to Transaction Documents on March 14, 2017 and a Third Amendment to Transaction Documents on April 8, 2017, both of which extended the required date of the stockholder approval of the 1-for-7 reverse stock split, which approval was obtained in January 2018. The amended and restated senior convertible notes also require the Company to make a “Required Cash Payment” as defined in the agreement if the Company receives at least $4,000,000 in aggregate gross proceeds from the sale of equity securities (including securities convertible into equity securities) of the Company in one or a series of related transactions. The Required Cash Payment is equal to the current outstanding balance of the notes, which was approximately $1,005,000 as of November 30 and February 29, 2020, respectively, plus any outstanding accrued interest.

NOTE 4 – ACCRUED EXPENSES

Accrued expenses consisted of the following as of the period referenced below:

	November 30, 2020	February 29, 2020
Accrued payroll and related expenses	$634,114	$1,868,928
Accrued legal expenses	20,000	-
Income taxes payable	27,035	27,035
Other accrued expenses	49,439	50,327
	$730,588	$1,946,290

Accrued payroll and related expenses consist primarily of salaries and vacation time accrued but not paid to employees due to our lack of financial resources. In the second quarter of fiscal year 2021, liabilities with respect to approximately $1.3 million in accrued payroll and related expenses were reversed as the related statute of limitation periods were determined to have expired.

NOTE 5 – SHAREHOLDERS’ EQUITY

Common Stock

During the three and nine-months ended November 30, 2020, the Company issued approximately 2,700,000 and 7,925,000 shares of common stock, respectively, for $405,000 and $1,220,000 in cash, respectively. During the three and nine-months ended November 30, 2019, the Company issued approximately 725,000 and 1,383,015 shares of common stock, respectively, for $144,980 and $295,333 in cash, respectively. During August 2019, 1,030,385 shares were issued for a settlement valued at $329,723 and during August 2020, 192,641 shares were issued in connection with the Veen settlement (see Note 3). In November 2019, 168,380 shares of common stock were issued to investors in settlement of debt and accrued interest valued at approximately $34,000.

Employee Options and Warrants

The 2006 Employee Stock Option Plan

In September 2006, our Board of Directors adopted the 2006 Employee Stock Option Plan, subject to shareholder approval, which was obtained at a special shareholders meeting in 2009. Under the 2006 Plan, the Company may grant options for up to the greater of three million or 10% of the number of shares of the Common Stock of Aura from time to time outstanding. As of February 29, 2020, and November 30, 2020, there were no stock options outstanding.

The 2011 Director and Executive Officers Stock Option Plan

In October 2011, shareholders approved the 2011 Director and Executive Officers Stock Option Plan at the Company’s annual meeting. Under the 2011 Plan, the Company may grant options for up to 15% of the number of shares of Common Stock of the Company from time to time outstanding, with a contractual option term of five-years, and a vesting period not less than six-months and one day following date of grant. In the nine-months ended November 30, 2020, the Board of Directors approved grants of 250,000 stock options to each board member for an aggregate of 1,250,000 options, with an exercise price of $0.25 per option and at a market price of $0.16 on March 19, 2020, the date of grant. The following table provides the assumptions required to apply the Black-Scholes Merton option model to determine the fair value of the stock options as of the grant date:

Options Issued During the Nine-Months ended November 30, 2020

Exercise Price	$0.25
Share Price	$0.16
Volatility %	225%
Risk-free rate	0.57%
Expected term (yrs.)	4.0

The aggregate fair value of the 1,250,000 options granted in March 2020 is approximately $194,000, or $0.155 per option, with $18,875 and $193,750 recorded as part of sales, general and administration expense during the three and nine-months ended November 30, 2020, respectively. No stock-based compensation expense was recorded during Fiscal 2020.

The following tables provide additional information regarding stock options outstanding and exercisable under the 2011 Director and Executive Officers Stock Option Plan:

	Number of Shares	Exercise Price	Weighted Average Intrinsic Value
Outstanding, February 29, 2020	1,040,001	$1.40	$-
Granted	1,250,000	0.25	-
Exrecised	-	-	-
Cancelled	-	-	-
Outstanding, November 30, 2020	2,290,001	$0.77	$-

Range of Exercise Price	Stock Options Outstanding	Stock Options Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price of Options Outstanding	Weighted Average Exercise Price of Options Exercisable
$0.25 to $1.40	2,290,001	2,290,001	3.25 Yrs.	$0.77	$0.77

Warrants

Historically, warrants have been issued to investors and others for services and enticements to invest funds with the Company. Generally, these warrants fully vest immediately or within a 90-day period from the date of grant and have an expiration date of five-years from the date of grant. With grants dated prior to Fiscal 2021, an exercise price of $1.40 has been used with all warrants. No warrants were issued in the nine-months ended November 30, 2020.

Activity in issued and outstanding warrants is as follows for the nine-months ended November 30, 2020:

	Number of Shares	Exercise Price
Outstanding, February 29, 2020	5,816,939	$1.40
Granted	-	-
Exrecised	-	-
Cancelled	-	-
Outstanding, November 30, 2020	5,816,939	$1.40

Other information related to the warrants outstanding and exercisable as of November 30, 2020 follows:

Range of Exercise Price	Stock Warrants Outstanding	Stock Warrants Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price of Warrants Outstanding	Weighted Average Exercise Price of Warrants Exercisable
$1.40	5,816,939	5,816,939	2.19 Yrs.	$1.40	$1.40

NOTE 6 – RELATED PARTIES TRANSACTIONS

Notes payable-related party, non-current - $3,000,000 on the condensed balance sheets as of November 30 and February 29, 2020 consists of the Breslow Note as described below:

Breslow Note

On January 24, 2017, the Company entered into a Debt Refinancing Agreement with Mr. Breslow, a former Director of the Company. Pursuant to the agreement, both Mr. Breslow and the Company acknowledged that total debt owed to Mr. Breslow was $23,872,614 including $8,890,574 of accrued interest. Mr. Breslow agreed to cancel and forgive all interest due, waive all events of default and sign a new five-year convertible note in the amount of $14,982,041 providing for no interest for six months and interest of 5% per annum thereafter payable monthly in arrears. The note also provides various default provisions. In accordance with the agreement, on February 14, 2018, the effective date of the 1-for-7 reverse stock split, $11,982,041 of the note was converted into 7,403,705 shares of common stock and the then accrued interest of $9,388,338 was forgiven. A new $3,000,000 convertible five-year note representing the remaining balance was entered into at a conversion rate of $1.40. The note bears interest at a rate of 5% per annum payable monthly in arrears with accrued interest of $375,925 and $262,911 recorded as accrued interest-related party (see Note 4) as of November 30 and February 29, 2020, respectively.

Notes payable and accrued interest-related party, current - $11,960,097 on the condensed balance sheet as of November 30 and $11,333,960 as of February 29, 2020 consists of the Kopple Notes, the Gagerman Note and the Jiangsu Shengfeng Note as set forth below:

Kopple Notes

As of November 30, and February 29, 2020, the principal amount owed to Robert Kopple (former Vice-Chairman of our Board) of $5,607,323 was unchanged. As of November 30, 2020, accrued interest of $5,507,569 was owed to Mr. Kopple for a total balance of $11,114,892. As of February 29, 2020, accrued interest of $4,887,610 was owed to Mr. Kopple for a total balance of $10,494,933.

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

Gagerman Note

On November 30, 2020, the Gagerman note consisted of $82,000 of unsecured note payable plus accrued interest of $62,628 for a total owed to Melvin Gagerman of $144,628, the Company’s former CEO and CFO, pursuant to a demand note entered into on April 5, 2014. Interest accrues at 10% per annum. On February 29, 2020, the amount owed to Gagerman was $139,026.

Jiangsu Shengfeng Note

On November 20, 2019, the Company entered into a preliminary agreement with Jiangsu Shengfeng, the Company’s Chinese joint venture, to return $700,000 previously advanced to the Company in September 2018 and recorded as part of customer advance on the balance sheet as of February 28, 2019. Following this agreement which would consists of a non-interest-bearing promissory note and a payment plan pursuant to which the $700,000 would be paid over a 12-month period. Principal loan amount on November 30, 2020 and February 29, 2020 was $700,000, respectively, and is classified as part of notes payable and accrued interest-related party, current on the balance sheets as of November 30, 2020.

Accrued expense-related party – In the second quarter of Fiscal 2021, liabilities with respect to approximately $1,008,000 in accrued payroll and related expenses to former officers of the Company were reversed to other income in the Condensed Statement of Operations for the nine-months ended November 30, 2020 as the related statute of limitation periods were determined to have expired.

NOTE 7 – COMMITMENTS & CONTINGENCIES

Leases

Our facilities consist of approximately 20,000 square feet in Stanton, California and, prior to July 31, 2020, an additional storage facility in Santa Clarita, California. The Stanton facility is used for assembly and testing of AuraGen®/VIPER systems and is rented on a month-to-month basis at $10,000 per month. Prior to July 2020, the Company paid $5,000 per month, also on a month-to-month basis, for the Santa Clarita storage facility. Following the closure of this facility, the Company is currently renting on a month-to-month basis approximately 1,000 square feet of temporary offsite storage space at a monthly cost of approximately $2,500.

Commencing in February 2019 and ending in July 2019, the Company rented approximately 300 square feet of office space in Irvine, California at a cost of $ 2,350 per month on a month-to-month basis.

Following the adoption of Topic 842, Leases, as of the start of Fiscal 2020, the Company determined that there was no impact on its Condensed Financial Statements during the fiscal year ended February 29, 2020, and as of November 30, 2020, it is management’s intention to vacate the existing facilities and consolidate operations at a different location as soon as practical. The standard requires entities to evaluate all lease transactions including leases previously classified as operating leases, and, if required under Topic 842, a right-to-use asset and a corresponding lease liability to be recorded on the balance sheet in the period in which a lease commences.

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

The Company is presently engaged in a dispute with one of its former directors, Robert Kopple, relating to approximately $11.1 million (representing approximately $5.4 million loaned to the Company over the course of 2013 to 2016; approximately $170,000 Mr. Kopple claims to have advanced or paid to third parties on Aura’s behalf; and approximately $5 million Mr. Kopple claims to be owed for interest, loan fees and late payment charges) and approximately 3.33 million warrants which Mr. Kopple claims to be owed to him and his affiliates by the Company. In July 2017, Mr. Kopple filed suit against the Company as well as against current director Mr. Diaz-Verson and former directors Mr. Breslow and Mr. Howsmon, as well as Mr. Gagerman, our former CEO and a former director, in connection with these allegations. In 2018, the Court dismissed Mr. Diaz-Verson, Mr. Breslow, Mr. Howsmon and Mr. Gagerman from the suit. While the Company believes that it has certain valid defenses in these matters, the Company is currently in settlement discussions with Mr. Kopple. However, to-date, no settlement has been reached in large part because Mr. Kopple continues to demand that as part of any such settlement, he receive unilateral control over significant aspects of the Company’s financial and management functions such as, but not limited to, the right to unilaterally direct the Company’s ordinary business expenditures and requiring the Company to seek his approval for the hiring of nearly all personnel, all to the exclusion of the Company’s management team and stockholder-elected Board of Directors. The Company believes that allowing Mr. Kopple such level of operational control over the Company without any accountability would be highly detrimental to the Company and is incompatible with the Board of Directors’ duties to shareholders and creditors as a whole.

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

In Fiscal 2018, we successfully eliminated approximately 68% of our total indebtedness. Specifically, our secured creditors converted approximately $5.73 million of secured debt into approximately 4.1 million shares of our common stock. The converted debt represented approximately 80% of the total secured debt of the Company. The balance of the secured debt (approximately $960,000) is to be paid to the secured creditors in cash if we raise at least $4.0 million in proceeds through new equity offerings in one or a series of related offerings. Additionally, in Fiscal 2018, approximately $12.77 million of unsecured debt was converted into approximately 9.3 million shares of the Company’s common stock and approximately $12.3 million of unsecured debt was forgiven. In total, during Fiscal 2018, we eliminated a total of approximately $30.8 million of debt. In the second quarter of fiscal year 2021 approximately $3.8 million of unpaid salaries, accounts payables and demand notes were extinguished, representing a gain of approximately $3.5 million on the Condensed Statement of Operations for the three and nine-months ended November 30, 2020, as the respective statute of limitation periods were deemed to have expired.

The Company is presently engaged in a dispute with one of its former directors, Robert Kopple, relating to approximately $11.1 million (representing approximately $5.4 million loaned to the Company over the course of 2013 to 2016; approximately $170,000 Mr. Kopple claims to have advanced or paid to third parties on Aura’s behalf; and approximately $5 million Mr. Kopple claims to be owed for interest, loan fees and late payment charges) and approximately 3.33 million warrants which Mr. Kopple claims to be owed to him and his affiliates by the Company. In July 2017, Mr. Kopple filed suit against the Company as well as against current director Mr. Diaz-Verson and former directors Mr. Breslow and Mr. Howsmon, as well as Mr. Gagerman, our former CEO and a former director, in connection with these allegations. In 2018, the Court sustained demurrers by Mr. Diaz-Verson, Mr. Breslow, Mr. Howsmon and Mr. Gagerman and as a result of these successful demurrers; all four of these defendants have been dismissed from the suit. While the Company believes that it has certain valid defenses in these matters, the Company is currently in settlement discussions with Mr. Kopple. However, to-date, no settlement has been reached in large part because Mr. Kopple continues to demand that as part of any such settlement, he receive unilateral control over significant aspects of the Company’s financial and management functions such as, but not limited to, the right to unilaterally direct the Company’s ordinary business expenditures and requiring the Company to seek his approval for the hiring of nearly all personnel, all to the exclusion of the Company’s management team and stockholder-elected Board of Directors. The Company believes that allowing Mr. Kopple such level of operational control over the Company without any accountability would be highly detrimental to the Company and is incompatible with the Board of Directors’ duties to shareholders and creditors as a whole.

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

(ii) The second component of our business model is focused on the design of new products and engineering support for the sales activities described above. The engineering support consists of the introduction of new features for our AuraGen®/VIPER solution such as higher power, different voltages, three phase options, shore power systems, higher current solutions as well as interface kits for different platforms. After suspending the majority of our engineering, manufacturing, sales, and marketing activities to focus on renegotiating numerous financial obligations in Fiscal 2018 and 2019, we incurred modest engineering expenses of approximately $70,000 and $169,000 during the three and nine-months ended November 30, 2020, respectively, and approximately $30,000 and $123,000 during the three and nine-months ended November 30, 2019, respectively.

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

Our primary source of revenue is the manufacture and delivery of AuraGen/VIPER sets used primarily in mobile power applications, which represented 100% of our revenues of approximately $7,800 and $61,500 for the three and nine-months ended November 30, 2020, respectively, and $397,000 and $745,000 for the three and nine-months ended November 30, 2019, respectively. Our current principle sales channel is sales to a domestic distributor.

In accordance with ASC 606, we recognize the entirety of the revenue, net of discounts, for our AuraGen/VIPER sets at time of product delivery to the distributor (i.e., point-in-time sale), which also corresponds to the passage of legal title to the customer and the satisfaction of our single performance obligation to the customer. Our payment terms are cash payment due upon delivery and typically includes a 2.5% price discount in accordance with this policy. Our commercial terms and conditions do not include a right of return for reasons other than a defect in performance or quality. We offer 18 months assurance-type warranty covering material and manufacturing defects, which we account for under the guidance of ASC 460, Guarantees. We have a limited history of shipments, and, as such, we have not recorded a warranty liability on our balance sheets as of November 30, 2020 and February 29, 2020, respectively; however, we expect warranty claims to eventually be nil, therefore, we have not delayed the recognition of revenue during Fiscal 2021 and 2020.

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

In accordance with established public company accounting practice, we have consistently utilized the Black-Scholes option-pricing model to calculate the fair value of stock options and warrants issued as compensation, primarily to management, employees, and directors.  The Black-Scholes option-pricing model is a widely accepted method of valuation that public companies typically utilize to calculate the fair value of options and warrants that they issue in such circumstances. During the nine-month period ended November 30, 2020, our Board of Directors awarded a total of 1,250,000 stock options to the five members of the board, with a five-year term, an exercise price of $0.25 per option, and a vesting period of not less than six-months and one day. Using the Black-Scholes option model, we determined an aggregate fair value of $194,000 of which $20,000 and $194,000 were recorded in the three and nine-months ended November 30, 2020, respectively. No stock-based compensation expense was recorded during Fiscal 2020.

Restatements

We amended our Quarterly Report on Form 10-Q for the period ended November 30, 2019, filed with the SEC on January 14, 2020, solely for the purpose of restating the financial statements (unaudited) and the accompanying notes to the financials due to certain adjustments that were recorded in the fourth quarter ended February 29, 2020; however, to ensure comparability in year-to-year comparisons, these adjustments were restated to the third quarter of Fiscal 2020. The condensed financial statements in his Quarterly Report for the three and nine-months ended November 30, 2020 include the effect of the restatements.

Impact of COVID-19

The COVID-19 global pandemic has negatively affected the global economy, disrupted global supply chains, and created extreme volatility and disruptions to capital and credit markets in the global financial markets. We began to see the impact of COVID-19 during our fourth quarter of Fiscal 2020 with our Chinese joint venture’s manufacturing facilities being required to close and many of our customers suspending their own operations due to the COVID-19 pandemic. As a result, net sales and production levels during the fourth quarter of Fiscal 2020 and the first three quarters of Fiscal 2021 were significantly reduced, thus impacting our results of operations during these quarters.

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

The extent of the impact of the COVID-19 pandemic on our business, financial results and liquidity will depend largely on future developments, including the duration of the spread of the COVID-19 outbreak within the U.S. and globally, the timing and effectiveness of vaccine development and rollout, and the impact on capital and financial markets and the related impact on our customers, especially in the commercial vehicle markets. These future developments are outside of our control, are highly uncertain and cannot be predicted. If the impact is prolonged, then it can further increase the difficulty of planning for operations and may require us to take further actions as it relates to costs and liquidity. These and other potential impacts of the COVID-19 pandemic have adversely impacted our results for the first three quarters of Fiscal 2021, as well as the full fiscal year 2021, and that impact could be material.

Going Concern

The financial statements contained herein in Item I. Financial Statement have been prepared assuming we will continue as a going concern. During the three and nine-months ended November 30, 2020, we reported net loss of approximately $0.6 million and net profit of $1.5 million, respectively, and had negative cash flows from operating activities of approximately $1.2 million for the nine-month period ended November 30, 2020. The profit in the current year is attributed to recognizing non-operating income associated with the cancellation of certain liabilities due the expiration of the statute of limitations of approximately $3.6 million in the second quarter of Fiscal 2021.

If we are unable to generate operating profits on a sustained basis and are unable to continue to obtain financing for our working capital requirements, we may have to curtail our business sharply or cease business altogether.

Substantial additional capital resources will be required to fund continuing expenditures related to our research, development, manufacturing and business development activities. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis, to retain our current financing, to obtain additional financing, and ultimately to attain profitability.

Results of Operations

Three months ended November 30, 2020 compared to three months ended November 30, 2019

Net revenue was approximately $7,800 for the three-months ended November 30, 2020 (the “Three-Months FY2021”) compared to approximately $397,000 for the three-months ended November 30, 2019 (the “Three-Months FY2020”). During the current quarter of 2021, we delivered 1 generator unit as compared to 64 units delivered in the same quarter in the prior year. Revenue year-on-year has been negatively impacted by the COVID-19 pandemic. We cannot project with confidence the timing or amount of revenue that we can expect until the pandemic is under control following a successful rollout of the vaccine programs now underway.

Cost of goods sold was approximately $5,300 in the Three-Months FY2021 compared to approximately $116,000 in the Three-Months FY2020 resulting in a gross profit of $2,500, or a gross margin of 32%, and a $281,000 gross profit in the Three-Months FY2020 and a gross margin of 71%. Gross profit and related gross margin for the Three-Months FY2021 shipments were largely influenced by the low volume of shipments in the quarter which reduced our ability to fully absorb fixed operating costs. The gross margin of 71% in the Three-Months FY2020 was achieved by taking advantage of inventory on-hand, previously fully reserved due to lack of estimable demand, to offset the unit cost of 64 units sold in the current quarter. We do not expect gross margins above 70% to occur regularly for shipments of generator units in future quarters as the availability of usable parts from fully reserved inventory will decline over time.

Engineering, research and development expenses were approximately $70,000 in the Three-Months FY2021, compared to approximately $31,000 in the Three-Months FY2020, or an increase of 130%.

Selling, general and administrative (“SG&A”) expense declined by approximately $149,000 (37%) to approximately $268,000 in the Three-Months FY2021 from approximately $407,000 in the Three-Months FY2020. During Three-Months FY2021, we recorded increased expense for (i) $20,000 of stock-based compensation expense related to the grant of 1,250,000 options to our five board members, (ii) $24,000 in one-time costs to physically close our offsite storage facility in Santa Clarita, CA and consolidate usable inventory into temporary storage facilities (iii) incurred additional salaries and consulting costs of approximately $38,000; fully offset by reductions of (i) $32,000 for building rent due to consolidation of storage facilities, (ii) reduced legal and accounting fees of $142,000, and (iii) reduced travel expenses of $57,000 due to Covid-19 restrictions.

Interest expense in the Three-Months FY2021 decreased approximately $16,000 or 6%, to approximately $268,000 from approximately $284,000 in the Three-Months FY2020 due to $34,000 of notes payable settled for common stock in November 2019 and the extinguishment of debt of $872,000 in the second quarter of Fiscal 2021.

Other income in the Three-Months FY2021 was approximately $4,000, as compared to nil in the same period of Fiscal 2020. Other loss from settlements of approximately $333,000 in the Three-Months FY2020 was attributed to the debt settlement in Fiscal 2020 of amounts due to our president of approximately $330,000 through the issuance of 1,030,385 common shares.

Net loss for the Three-Months FY2021 improved by approximately $184,000, to approximately $590,000 from a loss of $774,000 in the Three-Months FY2020 adversely attributed to reduced gross profit of $279,000 due to reduced sales of generator units fully offset by (i) less interest expense of $16,000, (ii) reduced engineering, sales and general administrative expenses of $109,000, and (iii) the non-recurring loss of 329,000 related to shares issued for debt settlement in Fiscal 2020.

Nine months ended November 30, 2020 compared to nine months ended November 30, 2019

Net revenue was approximately $62,000 for the nine-months ended November 30, 2020 (the “Nine-Months FY2021”) compared to $745,000 for the nine-months ended November 30, 2019 (the “Nine-Months FY2020”). During Nine-Months FY2021, we delivered 10 generator units as compared to 116 units delivered in Nine-Months FY2020. Revenue year-on-year has been negatively impacted by the COVID-19 pandemic. We cannot project with confidence the timing or amount of revenue that we can expect until the pandemic is under control or until an effective vaccine becomes widely available.

Cost of goods sold was approximately $47,000 in the Nine-Months FY2021 compared to approximately $148,000 in the Nine-Months FY2020 resulting in a gross profit of $15,000, or a gross margin of 24%, and a $597,000 gross profit in the Nine-Months FY2020 and a gross margin of 80%. Gross profit and related gross margin for the Nine-Months FY2021 shipments were largely influenced by the low volume of shipments in the period which reduced our ability to fully absorb fixed operating costs. The gross margin of 80% in the Nine-Months FY2020 was achieved by taking advantage of inventory on-hand, previously fully reserved due to lack of estimable demand, to offset the unit cost of 116 units sold year-to-date. We do not expect gross margins above 80% to occur regularly for shipments of generator units in future periods as the availability of usable parts from fully reserved inventory will decline.

Engineering, research and development expenses were approximately $169,000 in the Nine-Months FY2021, compared to approximately $123,000 in the Nine-Months FY2020, or an increase of 37%

Selling, general and administrative (“SG&A”) expense increased approximately $119,000 (13%) to approximately $1,035,000 in the Nine-Months FY2021 from approximately $916,000 in the Nine-Months FY2020. During Nine-Months FY2021, we recorded increased expenses of (i) $194,000 of stock-based compensation expense related to the grant of 1,250,000 options to our five board members, (ii) incurred approximately $85,000 in one-time costs to physically close our offsite storage facility in Santa Clarita, CA and consolidate usable inventory into temporary storage facilities (iii) salaries and consulting costs of approximately $52,000; offset partially by reduced expenses for (i) professional fees of $78,000, (ii) rent of $31,000, (iii) travel and entertainment of $82,000 due to restrictions under Covid-19 and (iv) other expenses of $21,000.

Net interest expense in the Nine-Months FY2021 decreased approximately $1,000 or 1%, to approximately $886,000 from approximately $885,000 in the Nine-Months FY2020.

Gain on other settlements was $46,000 in the Nine-Months FY2021 as compared to $0 in the same period of Fiscal 2020 due primarily to the settlement of a legal issue. Loss on other settlements of $333,000 in the Nine-Months FY2020 was attributed to a debt settlement with our president of approximately $330,000 in exchange for 1,030,385 shares of common stock. Other income and gain on extinguishment of debt totals approximately $3.6 million in the Nine-Months FY2021, as compared to nil in the same period of Fiscal 2020. This amount was attributed to the cancellation of approximately $2.4 million in accrued payroll and related expenses, $0.4 million in accounts payable, and three demand notes of approximately $0.8 million consisting of interest and principal, all of which represent liabilities with respect to which the applicable statute of limitation periods have been deemed to have expired.

Net income for the Nine-Months FY2021 improved by approximately $3.2 million, to net income of approximately $1.5 million from a loss of $1.7 million in the Nine-Months FY2020 adversely attributed to (i) reduced gross profit of $0.6 million due to reduced sales of generator units and (ii) increased engineering, sales and general administrative expenses of $0.2 million; fully offset by (i) other income and gain on extinguishment of debt of $3.6 million related to the cancellation of liabilities due to expiration of statute of limitations and (ii) the non-recurring loss of $0.3 million related to shares issued for debt settlement in Fiscal 2020 and (iii) other income of $0.1 million.

Liquidity and Capital Resources

Net cash used in operations for the nine-months ended November 30, 2020, was approximately $1,246,000, an increase of $755,000 from the comparable period in the prior fiscal year. Net cash provided by financing activities during the nine-months ended November 30, 2020, was approximately $1,379,000 consisting of (i) cash proceeds from issuance of common stock of $1,220,000, (ii) combined proceeds of $224,000 related to the U.S. federal Paycheck Protection Program (“PPP”) loan program related to COVID-19 and the U.S. Small Business Administration (“SBA”) Economic Injury Disaster Loan (“EIDL”) loan program, and partially offset by (iii) $65,000 principal payments on a note payable; compared to cash provided by financing of $255,000 in the same period of Fiscal 2020 consisting of cash proceeds from the issuance common shares of $295,000, partially offset by $40,000 principal payments on a note payable. The cash flow generated from our operations to date has not been sufficient to fund our working capital needs, and we cannot predict when operating cash flow will be sufficient to fund working capital needs.

There was a $9,000 acquisition of property and equipment during the three and nine-months ended November 30, 2020, respectively. During Fiscal 2020, there were no acquisitions of property and equipment.

The total of accrued expenses and accrued expenses-related party as of November 30, 2020 decreased by approximately $2.3 million to $686,000 from approximately $2,954,000 as of February 29, 2020 due to the cancellation of the unpaid salaries of $2.3 million. During the same nine-month period in Fiscal 2021, accrued interest on all notes payable due to related parties and non-related parties increased by approximately $848,000 for recurring interest costs offset by approximately $386,000 of debt extinguishment related to the three demand notes because of statute of limitations expiration.

The Company had a deficit of $20.0 million in shareholders’ equity as of November 30, 2020, compared to $23.3 million as of February 29, 2020 with the net positive change of $3.3 million attributed to (i) net profit year-to-date of approximately $1.6 million (ii) the net issuance of approximately 8.1 million shares valued at approximately $1.5 million for cash and (ii) the granting to board members 1,250,000 options in March 2020 with an aggregate fair value of approximately $0.2 million, all of which approximately was recognized as expense during the nine-months ended November 30, 2020.

On April 23, 2020, we obtained a PPP loan in the amount of approximately $74,400 pursuant to the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). Interest on the loan is at the rate of 1% per year, loan payments are deferred for 10 months following the last day of the covered period or June 23, 2020, balance is payable in 24 monthly installments if not forgiven in accordance with the CARES Act and the terms of the promissory note executed by the Company in connection with the loan. The promissory note contains events of default and other provisions customary for a loan of this type. As required, the Company intends to use the PPP loan proceeds for payroll, healthcare benefits, rent and other qualifying expenses. The program provides that the use of PPP Loan amount shall be limited to certain qualifying expenses and may be partially or wholly forgiven in accordance with the requirements set forth in the CARES Act. While we intend to apply for the forgiveness of the PPP Loan, there is no assurance that we will obtain forgiveness of the PPP Loan in whole or in part.

On July 1, 2020, we obtained an EIDL loan in the amount of $149,900 administered by the SBA. As required under this program, the proceeds of the loan are to be used for payments of ordinary working capital needs negatively impacted by the COVID-19 pandemic. Interest accrues from the date of the loan of July 1, 2020 at a rate of 3.75% per annum, a loan term of 30 years, no prepayment penalties or fees, and there is a one-year deferral period during which interest accrues but no payments are required to be made. Following the deferral period for a period of 29 years, an estimated monthly payment of $734 is required to fully amortize the principal and accrued interest over the term of the loan. The Company pledged the assets of the Company as collateral for the loan.

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

Changes in Internal Control over Financial Reporting

There have been no other changes in our internal control over financial reporting during our fiscal quarter ended November 30, 2020, not previously identified in our Annual Report on Form 10-K, for the Fiscal year ended February 29, 2020 and issued on July 13, 2020 which have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine-months ended November 30, 2020, we issued 8,117,638 shares of common stock for cash proceeds of $1,220,000.

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

Date: January 19, 2021	AURA SYSTEMS, INC.
(Registrant)

	By:	/s/ Cipora Lavut
Cipora Lavut
President