Form 10-K
period 2021-02-28
AURA SYSTEMS INC
filed 2021-06-01
CIK 826253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from .................... to ....................

Commission file number 0-17249

AURA SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Delaware	95-4106894
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

20431 North Sea

Lake Forest, CA 92630

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

On August 31, 2020, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $4,784,000. The aggregate market value has been computed by reference to the last sale price of the stock as quoted on the Pink Sheets quotation system on August 30, 2020. For purposes of this calculation, voting stock held by officers, directors, and affiliates has been excluded.

On May 18, 2021, the Registrant had 74,013,394 shares of common stock outstanding.

Documents incorporated by reference: None.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report contains forward-looking statements within the meaning of the federal securities laws. Statements other than statements of historical fact included in this Report, including the statements under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business” and elsewhere in this Report regarding future events or prospects are forward-looking statements. The words “approximates,” “believes,” “forecast,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “would,” “could,” “should,” “seek,” “may,” or other similar expressions in this Report, as well as other statements regarding matters that are not historical fact, constitute forward-looking statements. We caution investors that any forward-looking statements presented in this Report are based on the beliefs of, assumptions made by, and information currently available to, us. Such statements are based on assumptions and the actual outcome will be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control or ability to predict. Although we believe that our assumptions are reasonable, they are not guarantees of future performance and some may prove to be incorrect. As a result, our actual future results may differ from our expectations, and those differences may be material. Accordingly, investors should use caution in relying on forward-looking statements to anticipate future results or trends.

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

ii

PART I

ITEM 1. BUSINESS

Introduction

Aura Systems, Inc., is a Delaware corporation that was founded in 1987. The Company designs, assembles, tests and sells our proprietary and patented axial flux (“AF”) induction machines known as the AuraGen® for industrial and commercial applications and the AuraGen® VIPER for military applications (collectively referred to as the “AuraGen®”). The AuraGen® can be used either as an electric motor or generator depending on the rotational speed of the rotor relative to the rotational speed of the magnetic field produced by the stator; when the rotor rotates slower than the magnetic field the AuraGen® acts as an electric motor and when the rotor rotates faster than the magnetic field, the AuraGen® acts as a generator.

Traditional induction machines use a radial flux (“RF”) design as opposed to the axial flux design of the AuraGen®. These traditional RF machines have been the conventional workhorses of industry due to their robustness, attractive cost, and ease of control. However, RF machines are both heavy and bulky making them ill-suited for a variety of applications in which size and weight are paramount considerations, including most mobile applications. Although axial flux technology has long been recognized as having a higher energy density (more energy per unit volume) than traditional RF induction machines, for many years, however, RF technology was considered the only solution because of perceived insurmountable technological impediments to the creation of a viable axial flux equivalent including: (i) challenges controlling the strong axial magnetic attraction force between the stator and the rotor, (ii) fabrication difficulties such as cutting the slots in laminated cores, (iii) high cost involved in manufacturing the laminated stator core, (iv) difficulties in assembling the machine and maintaining a uniform air gap and (v) providing a laminated rotor that can stand the large centrifugal forces. Aura, however, has overcome these barriers through a variety of technological innovations.

The issue of a strong axial magnetic attraction force between the stator and the rotor was addressed by Aura’s patented approach of using a topology of two stators and a rotor sandwiched between them or two rotors and a stator sandwiched between. The issues related to the fabrication and the high cost of manufacturing of the laminated stator cores were resolved by Aura using a unique technique involving punching the slots while rolling the steel, resulting in a continuous punched steel ribbon at a cost less than traditional punched laminates. Using various modern techniques and instruments, Aura has also overcome the difficulties in assembling the machine and maintaining a uniform air gap. Aura has also developed a patented cast rotor that does not require any laminates and provides the structural integrity to withstand large centrifugal forces, while at the same time provides the proper electric and magnetic properties. Thus, although the general operating principals of the AuraGen® are the same as a traditional RF machine, the novel design of the AuraGen® and its unique performance characteristics offer perceivable advantages over traditional RF technology.

●	A Smaller Footprint and a Lighter Weight Makes the AuraGen® Uniquely Suited for Applications in which Fit, and Weight are Critical Factors. On average, the AuraGen® system is approximately 50 percent lighter than comparable RF systems. Likewise, on average the AuraGen® has a volume of approximately 35% only. As a result, the AuraGen® is uniquely able to be installed in locations traditional RF technology cannot possibly fit or that the significant weight of traditional RF technology otherwise makes prohibitive. The use of an AuraGen® motor or generator with a disc rotor can thus be adopted in the construction of various devices with advantages in size, weight, and function. In addition, Aura’s axial flux design readily lends itself to stacking multiple rotors and stators on the same shaft, thus designing a relatively compact system capable of very large outputs.

●	AuraGen® Provides Greater Output Efficiency as Compared to Traditional RF Technology. Aura’s Axial Flux rotor design has significantly less inertia than the rotor used in equivalent traditional RF machines. As a result, Aura’s systems require less input horsepower to rotate at the required rpm, resulting in an increase in output efficiency. In addition, Aura’s stators require approximately 60% less copper than used in equivalent RF machines with much shorter stator coil end turns and shorter flux return paths. As a result, Aura’s design provides lower copper losses (additional increase in output efficiency) and lower manufacturing cost. In addition, specific AuraGen geometry/symmetry results in magnetic flux paths that inherently avoid parasitic eddy currents without need for laminates.

●	Unlike Other electrical machines that are Dependent on Foreign Rare Earth Metals, the AuraGen® is Not. The AuraGen®, being an induction machine, does not use any permanent magnets (“PM”). Typical PM machines use NeFeB magnets (rare earths) that are mostly produced in China. In an article titled U.S. Needs a Strong Defense Against China’s Rare Earth weapon, written by James Stavridis of Bloomberg opinion March 4, 2021 “China controls roughly 80% of the rare-earths market, between what it mines itself and processes in raw material from elsewhere. If it decided to wield the weapon of restricting the supply — something it has repeatedly threatened to do — it would create a significant challenge for manufacturers and a geopolitical predicament for the industrialized world. … In 2010, Beijing threatened to cut off exports to Japan over the disputed Senkaku Islands. Two years ago, Beijing was reportedly considering restrictions on exports to the U.S. generally, as well as against specific companies (such as defense giant Lockheed Martin Corp.) that it deemed in violation of its policies against selling advanced weapons to Taiwan. In applications that require variable speed and variable loads, such as in EV applications, the magnetic B field should be adjusted such that the sum of the eddy-current, hysteresis, and I² losses are minimized. Generally bucking B fields are required to adjust for the B field produced by the Permanent magnets. In contrast, Aura’s induction machines do not have any PM and B fields are easily adjustable. This means that at light loads the controller can reduce voltage such that magnetic losses are reduced, and efficiency is maximized. Thus, Aura’ induction machine when operated with an Aura’s smart controller has an advantage over a PM machine – magnetic and conduction losses can be traded such that efficiency is optimized. This advantage. becomes increasingly important as performance is increased.

After a lengthy development period, the Company first began commercializing the AuraGen® in late 1999 and early 2000. In 2001, the first commercial AuraGen® product was a 4-pole machine which, when combined with our proprietary and patented electronic control unit (“ECU”), generated 5 kW of exportable 120/240 VAC power. We subsequently added a 6-pole configuration and introduced our patented bi-directional power supply that provided for 8.5 kW watts of exportable power with the capability of providing both alternating (“AC”) and direct (“DC”) power simultaneously. In Fiscal 2008, the Company introduced an AuraGen® system that generated up to 17 kW of continuous power by combining two 8.5 kW systems on a single shaft. Starting in July 2019, we began to redesign and upgrade the ECU and develop new axial flux generator configurations. As a result of such efforts, our redesigned ECU allows us to replace the old 5 kW solution with a 6.5 kW solution using the same 4-pole generator as well as to upgrade the output of the 6-pole machine from 8.5 kW to 12.5 kW. Our recent efforts have also resulted in the development of a 15-kW solution specifically designed to address cell tower needs of 240 VAC and simultaneously 48 VDC as well as a new 4 kW solution targeting micro-mobility applications that is 7.5 inches in diameter and 5 inches deep that is being configured both as a motor and automotive alternator.

To date, the Company has sold approximately 10,000 AuraGen® solutions for numerous applications.

During the first half of Fiscal 2016, the Company significantly reduced operations due to lack of financial resources. During the second half of Fiscal 2016, the Company’s operations were further disrupted when the Company was forced to move from its facilities in Redondo Beach, California to a smaller shared facility in Stanton, California. During Fiscal 2017, the Company curtailed much of its engineering, manufacturing, sales, and marketing activities to focus on renegotiating numerous financial obligations. During Fiscal 2018, the Company successfully restructured in excess of $30 million of debt and held its first stockholder meeting since 2011. During Fiscal 2019, the Company continued to focus on seeking new sources of financing and utilized a contract manufacturer for very limited manufacturing. During fiscal 2019 the Company sold 11 systems.

In March 2019, stockholders of the Company represented a majority of the outstanding shares of the Company’s common stock delivered signed written consents to the Company removing Ronald Buschur, William Anderson and Si Ryong Yu as members of the Company’s Board and electing Ms. Cipora Lavut, Mr. David Mann, and Dr. Robert Lempert as directors of the Company in their stead. Because of Aura’s refusal to recognize the legal effectiveness of the consents, in April 2019 the stockholders filed suit in the Court of Chancery of the State of Delaware pursuant to Section 225 of the Delaware General Corporations Law, seeking an order confirming the validity of the consents. On July 8, 2019 the Court of Chancery entered final judgment in favor of the stockholder plaintiffs, confirming that (a) Ronald Buschur, Si Ryong Yu and William Anderson had been validly removed by the holders of a majority of the Company’s outstanding stock acting by written consent (b) Ms. Lavut, Mr. Mann and Dr. Lempert had been validly elected by the holders of a majority of the Company’s outstanding stock acting by written consent, and (c) the Company’s Board of Directors validly consists of Cipora Lavut, David Mann, Robert Lempert, Gary Douglas and Salvador Diaz-Versón, Jr. See Item 3, Legal Proceedings for more information. Following this ruling by the Court of Chancery, the newly confirmed Board of Directors terminated the employment of Melvin Gagerman, who had served as CEO and CFO of the Company since 2006, and installed Ms. Lavut as President, Mr. Mann as Chief Financial Officer and Dr. Lempert as Secretary of the Company.

Upon assuming control in the second half of Fiscal 2020, the Company’s new management team began significantly increasing its engineering, manufacturing and marketing activities as well as rebuilding relationships with its vendors and suppliers. Through these efforts, since July 8, 2019, the Company has shipped more than one-hundred and forty units (a greater than ten-fold increase over Fiscal 2019) and recorded approximately $0.9 million in revenue. During Fiscal 2021, the Company’s revenues and operations were adversely affected by the COVID-19 pandemic which resulted in a decline in revenues and shipments to customers.

Impact of the COVID-19 Pandemic

The COVID-19 global pandemic has negatively affected the global economy, disrupted global supply chains, and created extreme volatility and disruptions to capital and credit markets in the global financial markets. We began to see the impact of COVID-19 during our fourth quarter of Fiscal 2020 with our Chinese joint venture’s manufacturing facilities being required to close and many of our customers suspending their own operations due to the COVID-19 pandemic. As a result, net sales and production levels during the fourth quarter of Fiscal 2020 and the entirety of Fiscal 2021 were significantly reduced, thus impacting our results of operations during these fiscal periods.

In response to the COVID-19 pandemic and business disruption, we implemented certain measures to manage costs, preserve liquidity and enhance employee safety. These measures included the following:

●	Careful monitoring of operating expenses including wages and salaries;

●	Enhanced cleaning and disinfection procedures at our facilities, promotion of social distancing at our facilities and requirements for employees to work from home where possible;

●	Reduction of capital expenditures; and

As of the filing of this Annual Report on Form 10-K, the extent of the impact of the COVID-19 pandemic on our business, financial results and liquidity will depend largely on future developments, including the effectiveness of vaccination programs globally, the impact on capital and financial markets and the related impact on our customers, especially in the commercial vehicle markets. These future developments are outside of our control, are highly uncertain and cannot be predicted. If the impact is prolonged due, for example, to variant strains of the Covid-19 having an adverse impact, then it can further increase the difficulty of planning for operations and may require us to take further actions as it relates to costs and liquidity. These and other potential impacts of the COVID-19 pandemic will adversely impact our results for the current year, Fiscal 2022, and that impact could be material.

Business Arrangements

During Fiscal 2018 and Fiscal 2019, the Company’s engineering, manufacturing, sales, and marketing activities were reduced while we focused on renegotiating numerous financial obligations. During this time, the Company’s agreements with numerous customers, third party vendors, and organizations and entities material to the operation of the Company business were canceled, delayed or terminated. During Fiscal 2018, the Company successfully restructured in excess of $30 million of debt. Also, during Fiscal 2018, the Company signed a joint venture agreement with a Chinese company to build, service and distribute AuraGen® products in China. Under the Jiangsu Shengfeng joint venture agreement, the Chinese partner owns 51% of the joint venture and the Company owns 49%. The Chinese partner contributed a total of approximately $9.75 million to the venture principally in the form of facilities, equipment, and approximately $500,000 of working capital while the Company contributed $250,000 in cash as well as a limited license. The limited license sold to the joint venture, however, does not permit the venture to manufacture the AuraGen® rotor; rather, the joint venture is required to purchase all rotor subassemblies as well as certain software elements directly from the Company. During Fiscal 2018, Jiangsu Shengfeng placed a $1,000,000 order with the Company including a $700,000 advance payment of which the Company has failed to deliver product in accordance with the order received. On November 20, 2019, the Company reached a preliminary agreement with Jiangsu Shengfeng regarding the return of $700,000 previously advanced to the Company. The preliminary agreement reached consists of a non-interest-bearing promissory note and a payment plan pursuant to which the $700,000 is to be paid over a 11-month period beginning March 15, 2020 through February 15, 2021. The preliminary agreement was subject to the JV continuous operation. However, starting in January 2020 the JV was shut down by the Chinese authority due to the COVID-19 virus, and as of the date of this filing, the JV operation has not restarted. In the Balance Sheet as of February 29, 2020, the unpaid balance of $700,000 was reclassified as part of notes payable. During Fiscal 2020, the Company recorded an impairment expense of $250,000 to fully write-off the Jiangsu Shengfeng investment due to the uncertainty of the operation as of this time. During Fiscal 2019, the Company continued to address its financial needs and began utilizing an outside contractor to manufacture the AuraGen® product. Utilizing contractors, the Company shipped 11 units to customers during Fiscal 2019.

In Fiscal 2020 stockholders of the Company successfully removed Ronald Buschur, William Anderson and Si Ryong Yu from the Company’s Board of Directors and elected Ms. Cipora Lavut, Mr. David Mann and Dr. Robert Lempert as directors of the Company in their stead. See Item 3, Legal Proceedings for more information. Also, in Fiscal 2020, Melvin Gagerman, Aura’s CEO and CFO since 2006, was replaced. In July 2019 Ms. Lavut succeeded Mr. Gagerman as President and Mr. Mann succeeded Mr. Gagerman as CFO. Dr. Lempert was appointed as Secretary of the Company by the Board of Directors also in July 2019. In the second half of Fiscal 2020, the Company began significantly increasing its engineering, manufacturing and marketing activities. From July 8, 2019 through the end of Fiscal year 2021 (February 28, 2021), we shipped more than 140 units to customers (more than a ten-fold increase over Fiscal 2019).

Recent Developments.

Beginning in Fiscal 2020, a novel strain of coronavirus commonly referred to as COVID-19 emerged and spread rapidly across the globe, including throughout all major geographies in which we operate (North America, Europe, and Asia), resulting in adverse economic conditions and business disruptions, as well as significant volatility in global financial markets. Governments worldwide have imposed varying degrees of preventative and protective actions, such as temporary travel bans, forced business closures, and stay-at-home orders, all in an effort to reduce the spread of the virus. Such factors, among others, have resulted in a significant decline in spending and resource availability. Additionally, during this period of uncertainty, companies across a wide array of industries have implemented various initiatives to reduce operating expenses and preserve cash balances, including work furloughs, reduced pay, and severance actions, which could lower consumers’ disposable income levels or willingness to purchase discretionary items.

As a result of the COVID-19 pandemic, we have experienced varying degrees of business disruptions and periods of closure of our corporate facilities as have our customers, suppliers, and vendors, resulting in significant adverse impacts to our operating results. Resurgences in certain parts of the world resulted in further business disruptions periodically throughout Fiscal 2021. Such disruptions have continued into the first quarter of Fiscal 2022, impacting our business.

Despite the introduction of COVID-19 vaccines, the pandemic remains highly volatile and continues to evolve. Accordingly, we cannot predict for how long and to what extent the pandemic will impact our business operations or the global economy as a whole.

The AuraGen®/VIPER Product Overview:

Markets Served by the AuraGen®/VIPER

Induction Motor Applications

Aura’s axial flux induction machine can be used as either an electric motor or generator as described above. Due to the inherit advantages of Aura’s axial flux induction machine, such as (i) no rare earth or any other kind of permanent magnets, (ii) significantly less copper (60% less) than equivalent traditional induction motors (iii) higher energy density and (iv) fewer overall materials, we believe Aura’s axial flux induction motor can be used across a wide range of industries and applications. Because even a small percent increase in motor efficiency translates to a market-wide savings of tens of billions of dollars per year and because Aura’s axial flux motor design is more efficient than equivalent radial flux induction motors, we believe that with the proper financial resources, over time, we can capture a reasonable share of the global electric motor market.

Electric motors account for 45% of all the global electric usage every year and are currently widely used in a range of applications including fans, pumps, compressors, machine tools, domestic appliances, electric vehicles (both two wheels and 4 wheels), HVAC applications, power tools, and automated robots. In recent years, high-efficiency electric motors have continued to gain importance for their longer operating life, lower maintenance and environmental benefit (i.e., better and cleaner energy consumption) when compared to traditional common solutions.

Electric vehicles “EVs” are a prime example of a rapidly expanding global market for electric induction motors. EVs are manufactured with a goal of reducing operational costs and carbon footprint and increases in production of EVs is expected to provide a positive impact on the demand for electric motors as they are used in variety of applications ranging from locomotion to comfort components of the vehicle. Aura’s axial flux machine with its pancake topology, its reduced size and weight, lends itself to integration into EVs. Indeed, the global induction electric motor market is expected to reach $37.72 billion by 2027 (Inkwood research global induction motors market forecast 2019-2027). The market is driven by: (i) the rising demand for electric vehicles across the globe; (ii) increasing affordability of induction motors; (iii) low maintenance cost as compared to other motors; (iv) technological advancements in induction motors, (v) surging automation industries; and (vi) growing demand for energy-efficient motors. The United States as well as countries such as Brazil, Argentina, China, and India are major markets, with a high adoption rate for energy efficient products in both the industrial and agricultural sectors.

Mobile and Remote Power Applications

The global generator sales market was $20.3 billion in 2019 and is estimated to reach $27.16 billion by 2027 (Fortune Business Insight). Most industries dealing with construction and infrastructure rely on mobile generators to support modern computers, digital sensors and instruments as well as electrical driven tools. Current automotive alternators cannot supply the existing demanded power for many such applications and thus the common solution is the use of stand-alone gensets (often referred to a “Auxiliary Power Units” or simply “APUs”). These APUs, however, (i) consume large amounts of fuel, (ii) are heavy and bulky and accordingly must often be towed on trailers, and (iii) require constant maintenance. Additionally, traditional APUs are generally not considered to be environmentally friendly power solutions based on their high fuel consumption, loud operating noise levels, and the emissions they secrete into the air. In comparison, the AuraGen® system is small and light enough to generally be integrated directly into existing vehicles, does not require significant maintenance, nor does not require any set-up or tear-down time. In addition, there are no heavy lifting required and to contact with hot surfaces. The AuraGen® operation when integrated in a vehicle or a boat is completely seamless and transparent to the user

Likewise, for law enforcement, emergency responders and militaries alike, mobile power is generally a necessity. Indeed, one of the fastest growing segments for mobile power is the military marketplace for On-Board-Exportable-Power (OBEP), which is electric power on vehicles that can be used to support non-vehicle functions such as weapon systems and C4I functions (command, control, communication, computers and information). Currently, most on-board power is provided by APUs. Given the drawbacks of APUs, however, militaries, law enforcement and first responders all over the world are seeking more efficient integrated power solutions for their vehicles.

In addition, numerous leisure users are increasingly demanding mobile power for use of air-conditioning, appliances and other amenities.

Beside stand-alone gensets (often referred to “auxiliary power units” or simply “APU”s), all automotive users rely on integrated alternators in their vehicles for such things as navigation systems, electric seating, electric windows, sound/ phone systems and lights. In 2019 alone, 87.9 million passenger vehicles were sold globally (Motor Intelligence. Automotive alternator market growth trends forecast 2021-2026); each one used an alternator. The market for automotive alternators is presently dominated mainly by four companies: Denso, Valeo, Mitsubishi Electric, and Hitachi Automotive. These companies jointly control nearly 80% of the global market. The compact size and significant increase in efficiency of the AuraGen® provides an ideal replacement (fit and form) for high output automotive alternators while offering higher efficiency, longer lifetime and the flexibility of multiple types of voltage both AC and DC.

The AuraGen® solution increase in efficiency over traditional generators, when combined with our load following architecture and the ability to provide both AC and -48VDC simultaneously makes our solution very attractive to cell towers operators that depend on diesel power. Our solution has the potential for a significant reduction in diesel fuel consumption for such an application.

Transport refrigeration is also an ideal market for the AuraGen® mobile power solution since it enables the electrification of the system by eliminating the small diesel engine used to run the onboard refrigeration system. The Aura solution significantly reduces fuel consumption and eliminates the harmful emissions generated by the traditional small engine used in such applications.

Competition

The Company is involved in the application of its AuraGen® technology to electric motors and mobile power. Therefore, it faces substantial competition from companies offering different technologies.

Electric Motors

There are four (4) basic approaches for electrical machines: (i) the rotor can be electrically excited such that it creates a magnetic field with constant orientation (as in synchronous machines) and usually uses brushes and or commutators; (ii) the shape of the rotor can induce reluctance variations in the stator (as in switched reluctance machines); (iii) the rotor can be permanently magnetized with permanent magnets (“PM “) as in brushless DC machines; and (iv) the rotor field can be induced from the stator due to the rotor’s structure as in induction machines. Our axial flux technology is geared toward the induction machine market.

Brushed machines are machines in which the rotor coil is supplied with current through brushes. Unlike commutators, brushes only transfer electric current to a moving rotor; commutators also provide switching of the current direction. Large, brushed machines which are run with DC to the stator windings at synchronous speed are the most common generator in power plants because they also supply reactive power to the grid. They can be started by the turbine and can generate power at constant speed without a controller. This type of machine is often referred to in the literature as a “synchronous machine”.

Reluctance machines have no windings in the rotor, only a ferromagnetic material shaped so that “electromagnets” in the stator can “grab” the teeth in the rotor resulting in a slight movement. The electromagnets are then turned off, while another set of electromagnets is turned on to move the stator further. Reluctance machines are also sometimes referred to as “step motors” as a result of the step-like movement. These machines are suited for low speed and accurate position control. Reluctance machines can be supplied with PMs in the stator to improve performance. The “electromagnet” is then “turned off” by sending a negative current to the coil. When the current is positive the magnet and the current cooperate to create a stronger magnetic field, which will improve the reluctance machine’s maximum torque without increasing the currents maximum absolute value.

PM machines have permanent magnets in the rotor which set up a magnetic field. The magnetic field is created by modern PMs (Neodymium Iron Boron magnets “NeFeB”), which means that PM machines have a higher torque/volume and torque/weight ratio than machines with rotor coils under continuous operation. In general, it is usually possible to overload electric machines for a short time until the current in the coils heats parts of the machine to a temperature which cause damage. However, PM machines are very sensitive to such overloads because too high of a current in the coils can create a magnetic field strong enough to demagnetize the magnets. The majority (85%) NeFeB magnets are produced in China. Magnax and many other are examples of Companies using such an approach.

AC induction machine (no PM) is the most common electrical machine in use today. A changing magnetic field in the stator induces a current in the rotor. The current in the rotor produces its own magnetic field, which then interacts with the magnetic field of the stator, causing the rotor to turn. The name induction comes from the fact that current is induced in the rotor by the changing magnetic field of the stator. Radial flux induction machines have been the workhorse of industry due to their robustness, attractive cost, and easy of control; however, they are relatively, heavy and bulky. On the other hand, Aura’s axial flux (“AF”) induction machines, have all of the advantages of the radial flux machines but with the advantage of higher energy density resulting in a smaller and lighter machine with equivalent or better performance. Unlike the PM machines, induction machines do not use any permanent magnets and therefore the controller can change the B fields since B is proportionate to the voltage divided by the frequency (V/f).

Although our axial flux induction technology provides significant advantages in both cost (significant less copper, steel and aluminum), size/weight and performance, most of our competitors in induction technology have far greater financial, technical, and marketing resources than we have. They have larger budgets for research, new product development and marketing, and have long-standing customer relationships.

Key players in the market are (i) Nidec Motor Corporation, (ii) ABB Ltd., (iii) Siemens AG, (iv) WEG Electric Corp, (v) Regal Beloit Corporation, (vi) Wolong, and (vii)Teco Westinghouse.

Generators

There are five basic approaches used in mobile generators

Gensets AKA APU. Portable generators meet the large market need for auxiliary power. Millions of units per year are sold in North America alone, and millions more are sold across the world to meet market demands for 1 to 20 Kilowatts of portable power. The market for these power levels addresses the commercial, leisure and residential markets, and is essentially divided into: (a) higher power, higher quality and higher price commercial level units; and (b) lower power, lower quality and lower price level units. Gensets provide the strongest competition across the widest marketplace for auxiliary power. Onan, Honda and Kohler, among others, are well established and respected brand names in the genset market for higher reliability auxiliary power generation. There are over 40 registered genset-manufacturing companies in the United States.

Some of the key suppliers are Caterpillar (US), Cummins (US), Rolls-Royce Holdings (UK), Atlas Copco (Sweden), Mitsubishi Heavy Industries, Ltd. (Japan), Yanmar (Japan), Generac (US), ABB (Switzerland), Siemens Energy (Germany), Weichai Group (China), Kohler Co. (US), Kirloskar Oil Engines Ltd. (India), Denyo (Japan), and Sterling & Wilson (India).

High Output Alternators. There are many High Output Alternator manufacturers. Some of the better-known ones are: Delco-Remy, Bosh, Nippon Densu, Hitachi, Mitsubishi and Prestolite. All alternators provide their rated power at very high RPM and significantly less power at lower RPM. In addition, alternators are generally only 30% efficient at the low RPM range and increase to 50% efficiency at the high RPM range.

Inverters. There are many inverter manufacturers across the globe; the best known one is Xentrex. The pricing of industrial grade sine wave inverters is approximately $400 per kilowatt plus the cost of a high output alternator (estimated at $1,000) and a good throttle controller (estimated in the range of $250-500).

Permanent-Magnet Alternators. A number of companies have introduced alternators using exotic rare earth Neodymium (NdFeB) magnets. These alternators tend to have higher power generation capabilities than regular alternators at lower RPM. Unfortunately, PM machines with NdFeB magnets are very sensitive to temperature and, unlike the AuraGen®, cannot survive the typical under-the-hood environment (200oF+). In order to apply such devices for automotive applications one must add an active cooling system to keep the magnets from demagnetizing at approximately (176oF). In addition, most of the rare earth magnets (NeFeB) are manufactured in china and are subject to potential political and economic pressure.

In addition to the temperature challenges of such machines, there are other issues involving active control of the magnetic field. The main disadvantage of PM generators is the difficulty of output voltage regulation to compensate for speed and load variation due to the lack of a simple means of field control.

Fuel Cells. Fuel cells are solid-state, devices that produce electricity by combining a fuel containing hydrogen with oxygen. They have a wide range of applications and can be used in place of the internal combustion engine and traditional lead-acid and lithium-ion batteries. These systems are generally more expensive. The most widely deployed fuel cells are estimated to cost significantly more per kilowatt than alternative solutions.

Others

Evans Electric in Australia has introduced an axial flux machine with a complete conductive rotor. Such a machine was first introduced by Brinner more than 20 years ago and was abandoned because the rotor lacked the required rigidity to withstand the magnetic and centrifugal forces. The Brinner machine is cited in Aura’s issued patents.

Numerous companies are introducing axial flux machines; however, they generally use rare earth NeFeB magnets (made in China) and are thus not induction machines but rather permanent magnet machines. Some of the better-known companies are EVO, Magnax and Phi Power.

Transport Refrigeration (“TRU”). The main competitors for the all-electric TRU are traditional diesel-based solutions provided by Thermo-king and Carrier. The diesel based comparable systems provided by Thermo-king and Carrier are somewhat less expensive than our AuraGen® all-electric solution, however the diesel solutions require frequent maintenance and the utilization of a separate diesel engine. The separate diesel engine consumes additional fuel every operating hour. In addition, the diesel solution emits harmful emissions that have been recognized by the U.S. Environmental Protection Agency, California’s Air Resource Board and others as dangerous pollutants and are increasingly subject to federal and state regulations.

Diesel based Cell Towers. In many parts of the world typically cell towers require 240VAC for cooling and -48V for the communication equipment. The traffic load in cell towers can vary drastically throughout a 24-hours cycle and thus the power requirement varies accordingly. Our AuraGen® solution is designed to be a load following system that automatically adjusts the input power required as the load varies. For example, during busy hours the load to support the traffic may be 15kW, compared to the middle of the night, the traffic load may be significantly lower. The diesel engines used in such cell towers are sized to support the maximum load and are significantly less efficient at partial loads thus using more fuel. The AuraGen load following architecture maintains the same efficiency regardless of the immediate load and therefore results in considerable fuel savings through the 24-hour cycle.

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

The AuraGen® uses a different technology and because our product is radically different from traditionally available mobile power solutions, users may require lengthy evaluation periods to gain confidence in the product. OEMs and large fleet users also typically require considerable time to make changes to their planning and production.

Competitive Advantages of the AuraGen® Axial Flux Induction technology

As a motor-Aura’s Axial Flux (“AF”) induction motor/generator is increasingly attracting attention from high impact potential users seeking advantages over conventional motors, particularly for Electric Vehicle applications. These advantages include (i) compact construction, (ii) better power to weight ratio, (iii) shorter axial length, (iv) better efficiency, (v) better torque to volume and weight ratio, (vi) very high utilization of active materials (less than 50% of the copper) and (vii) excellent ventilation and cooling. Induction machines (i) do not use any rare earth elements and have no permanent magnets. Due to their flat shape, lower weight and compact construction, Aura’s axial flux motors are ideal for pumps, fans, food processors, HVHC, etc. An axial flux machine is also preferred in applications where the rotor can be integrated with the rotating part of mechanical loads.

The AuraGen® motor’s operational range is between -40 and 340 degrees F; therefore, it is suitable to operate in a harsh environment.

As an alternator. Aura’s induction machine provides significant advantages in power generation, particularly in mobile applications. Its smaller volume and higher efficiency, when combined with the geometric shape means it can be integrated with existing vehicles and boats. Such integrated solutions do not require set up time. There are no heavy weights to lift (gensets), usable cargo space is optimized and there is no need for separate fuel/containers. Remarkably, there is no scheduled maintenance required.

The AuraGen® alternator’s operational range is between -40- and 340-degrees F; therefore, it is suitable for operating under the hood of a vehicle where the ambient temperature can easily be above 200 degrees F.

Earth-Forward, Green Technology. The AuraGen® system is significantly more environmentally friendly than traditional motors and generator. Because of its extreme efficiency and smaller size, the AuraGen® system utilizes fewer resources and materials to manufacture (in particular less than 60% of the copper). When used in power generation, the AuraGen® uses a vehicle’s primary automotive engine, which is already highly regulated for environmental protection. Traditional mobile power solutions, in comparison, use small, less efficient, auxiliary engines that produce significantly higher levels of emissions per unit of power output than the automobile engine.

Durability; No Scheduled Maintenance. The AuraGen® motor/generator solution does not require any scheduled maintenance. The historical failure rate over a 20-year period is less than 0.5%. The bearings are rated for 28,000 hours.

Targeted Market

The Company is re-examining and identifying new key markets to focus on as the Company expands operations.

The global drive for electrification is in search of better more effective electric motors. The recent realization by many potential users of such motors that permanent magnet motors are depending on NeFeB rare earth magnets from China has created a need for alternative to the PM motors. Our axial flux induction machine is a solution that does not use any magnets and has the required performance characteristic as well as fit and form for numerous applications.

Electric motors

Electric motors for micro mobility. Our axial flux machine due to its topology and pancake design is an ideal hub motor for scooters, mopeds and other 2-wheel electric vehicles. We are currently designing a 3.5-4 kW motor to be integrated in the hub of a specific scooter customer. This machine will use a 48V battery as the input power source. The global market segment for micro mobility is projected to be very large.

Electric motors for electric delivery trucks. We are exploring the use of our axial flux induction machine to be integrated into electric delivery trucks. This application would require a 70-kW machine that will use 600-800VDC battery system. In the physics of the AuraGen, the power is proportional to the radius cubed of the machine. For example, a machine with a rotor radius of 6 inches will have the power and torque required for small to medium delivery trucks. The power and torque requirements have been confirmed recently during a discussion with a delivery truck manufacturer.

Electric motors for flywheels. Our axial flux machine lends itself to multi stacking of rotors and stators on a single shaft to create motors in the 250-750kW range with a diameter of approximately 13-14 inches. Due to the solid rotor disk of our axial flux machine one can operate such machines safely in the 15,000 RPM range. We are exploring some opportunities with a flywheel manufacturing company for such applications.

Drive motors for electric boats- We started to explore the possibility of using our axial flux induction machine as a drive motor for small to medium electric boats. We have received a number of RFI (request for information) from boat manufacturers.

Drones- We started discussions with a drone manufacturer for potential applications of our axial flux induction motor for medium to large drones.

Mobile power generation

Military market. One focused market for the Company’s VIPER solution is military applications. The global military land vehicles market is expected to grow by 29% through 2022, increasing to $30.33 billion by 2022, according to market researcher (John Keller July 10, 2014 Military and Aerospace Electronics). While traditional markets for military vehicles such as the U.S. are choosing to upgrade and maintain existing fleets rather than replace aging vehicles, other regions are looking to purchase new units, which also provides maintenance and upgrade opportunities. The active number of military vehicles was estimated at over 408,000 in 2012 and is expected to increase to slightly over 418,000 by 2021. New vehicle procurement is expected to decline in western defense and increase in emerging markets of APAC and the Middle East.

Automotive alternators. In 2019, 87.9 million units of passenger cars were sold globally (Motor Intelligence. Automotive alternator market growth trends forecast 2021-2026) each one used an alternator. The market for automotive alternators is dominated mainly by four companies: Denso, Valeo, Mitsubishi Electric, and Hitachi Automotive. These companies jointly control nearly 80% of the global market. The compact size and significant increase in efficiency of the AuraGen® provides an ideal replacement (fit and form) for high output automotive alternators

Diesel based cell towers. According to Statista (Technology and telecommunication Thomas Alsop, September22, 2020), in 2019, there were 395,562 mobile wireless cell sites in the United States, with a large amount of investment going toward 5G-ready cell sites and antennas as per the source. Phil Marshall, chief research officer at Tolaga Research, estimates the global number of base stations at 6.5 million sites, while Chinese equipment vendor Huawei puts the number at 7 million. Many of the cell sites are powered by diesel generators. The AuraGen® solution increase in efficiency over traditional generators, when combined with our load following architecture and the ability to provide both AC and -48VDC simultaneously makes our solution very attractive to cell towers operators that depend on diesel power. Our solution has the potential for significant diesel fuel savings in such an application. We have received some levels of interest in usage of our solution in cell towers from users in African and the Philippines.

Transport Refrigeration (“TRU”). The main competitors for the all-electric TRU are traditional diesel-based solutions provided by Thermo-king and Carrier. The diesel based comparable systems provided by Thermo-king and Carrier are somewhat less expensive than our AuraGen® all-electric solution, however the diesel solutions require frequent maintenance and the utilization of a separate diesel engine that consumes additional fuel every operating hour. In addition, the diesel solution emits harmful emissions that have been recognized by the U.S. Environmental Protection Agency, California’s Air Resource Board and others as dangerous pollutants and are increasingly subject to federal and state regulations.

The Company is in discussions with a group in South Africa for the utilization of our transport refrigeration mobile power solution in approximately 1,000 trucks.

Hybrid APU Market

Aura’s technology can provide for a significant fuel savings for users that operate diesel APUs with the potential introduction of an Aura-designed hybrid APU solution. The logic for a hybrid solution is based on the following advantages (i) significant reduction in diesel fuel usage, (ii) significant reduction in diesel engine usage provides for longer life and lower maintenance costs, (iii) ability to start inductive loads without the need to oversize the diesel engine, (iv) ability to seamlessly deal with power spikes and (v) significant reduction in noise.

Facilities, Manufacturing Process and Suppliers

During Fiscal 2020 and 2021, our facilities consisted primarily of approximately 20,000 square feet in Stanton, California that we shared with ECS Corporation and an additional storage facility in Santa Clarita, California. The Stanton facility was under a month-to-month rental agreement for $10,000 per month. The monthly rent for the Santa Clara storage facility was also under a month-to-month rental agreement for $5,000 per month and was terminated effective July 31, 2020. Following exit from the Santa Clarita facility in July 2020 through February 28, 2021, we rented temporary storage space for approximately $2,500 per month. In early Fiscal 2022 we consolidated all administrative offices and operations in a new modern stand-alone facility consisting of approximately 18,000 square feet in Lake Forest, California. This Lake Forest facility is subject to a lease agreement with a 66-month lease period spanning from March 1, 2021 through August 31, 2026. The monthly base lease rate for the Lake Forest Facility is $22,183 per month.

As the Company continues to expand operations, we will need to renew relationships and contracts with our suppliers or locate suitable new suppliers for subassemblies and other components.

Research and Development

We believe that ongoing research and development is important to the success of our product in order to utilize the most recent technology, develop additional products and additional uses for existing products, stay current with changes in vehicle manufacture and design and maintain an advantage over potential competition. Our engineering, research and development costs for Fiscal 2021 was approximately $0.2 million compared to approximately $0.1 million in Fiscal 2020.

In Fiscal 2019 we began redesign work on our Electronic Control Unit (“ECU”) to include state-of-the-art power electronics and processors. Work on this redesign was temporarily suspended in mid-2019 when the Company’s then-management team reallocated significant resources to unsuccessfully oppose shareholders controlling a majority of the outstanding shares of the Company’s common stock who sought to replace certain members of the Company’s Board of Directors. On July 8, 2019 the Delaware Court of Chancery entered final judgment confirming the validity of this stockholder action. With the new management team installed, starting in July 2019 work on the ECU redesign resumed and, in September 2019, we successfully tested and implemented this newly designed ECU. As a result of such efforts, our redesigned ECU allows us to replace the old 5 kW solution with a 6.5 kW solution using the same 4-pole generator as well as to upgrade the output of the 6-pole machine from 8.5 kW to 12.5 kW. Our recent efforts have also resulted in the development of a 15 kW solution specifically designed to address cell tower needs of 240 VAC and simultaneously 48 VDC as well as a new 4 kW solution that is 7.5 inches in diameter and 5 inches deep that is being configured both as a motor and automotive alternator. In Fiscal 2022 we plan to begin delivering the new ECU solution.

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

The patent application for the integration of the AuraGen® power solution with transport refrigeration was specifically geared for U.S. truck manufactured prior to 2015. This application was abandoned, and we expect to reexamine the patent ideas over the next 12 months as applied to both U.S. and foreign truck for more up-to-date required configurations. The patent application for interface kit of the AuraGen® with prime mover patent was issued (8,955,624). A provisional Patent (502,246,733) was issued for the water cooled AuraGen® solution in 2013.

The patent application for a unique cable system with safety protection to transfer high power between two moving objects was abandoned during the 2015-2019 period. The patent application for a unique clamping of power electronic components to heat sink to ensure good thermal conductivity was abandoned since Aura’s power electronic solution has been completely redesigned and the old design issues are no longer relevant.

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

Employees

As of the date of this filing, the Company has a total of nine full-time employees in research and development, sales, operations and administration. Additionally, the Company engages independent contractors, on an as-needed basis, to support various areas of the business. During fiscal 2021 we engaged three independent contractors, two to support engineering developments, and one for accounting support.

Significant Customers

As of the date of the filing of this Annual Report on Form 10-K, CBOL Corporation of Chatsworth, California is a significant customer representing more than 90% of our annual revenues since July 2019.

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

In March 2019, stockholders of the Company representing a majority of the outstanding shares of the Company’s common stock delivered signed written consents to the Company removing Ronald Buschur, William Anderson and Si Ryong Yu as members of the Company’s Board and electing Ms. Cipora Lavut, Mr. David Mann and Dr. Robert Lempert as directors of the Company. Because of Aura’s refusal to recognize the legal effectiveness of the consents, on April 8, 2019 the stockholders filed suit in the Court of Chancery of the State of Delaware pursuant to Section 225 of the Delaware General Corporations Law, seeking an order confirming the validity of the consents. On July 8, 2019 the Court of Chancery entered final judgment in favor of the stockholder plaintiffs, confirming that (a) Ronald Buschur, Si Ryong Yu and William Anderson had been validly removed by the holders of a majority of the Company’s outstanding stock acting by written consent (b) Ms. Lavut, Mr. Mann and Dr. Lempert had been validly elected by the holders of a majority of the Company’s outstanding stock acting by written consent, and (c) the Company’s Board of Directors validly consists of Cipora Lavut, David Mann, Robert Lempert, Gary Douglas and Salvador Diaz-Versón, Jr. Aura’s refusal to recognize the legal effectiveness of the consents and the decision by the Company’s former leadership team to utilize corporate resources to vigorously contest the shareholder action has consumed significant financial resources, temporarily stagnated operations, and resulted in substantial costs, all of which had a material adverse effect on our business, operating results and financial condition.

We have a history of losses, and we may not be profitable in any future period.

Except for Fiscal 2018 and Fiscal 2021, in each fiscal year since our reorganization in 2006, we have reported losses. For Fiscal years 2019 and 2020, we recorded net losses of $2.5 million and $2.6 million, respectively. Since the Company’s Chapter 11 bankruptcy reorganization in 2006, we have spent considerable amounts on, among other things, building market awareness and infrastructure for sales and distribution, enhancing our engineering capabilities, perfecting an all-electric refrigeration transport system for midsize trucks, developing a 18-kW product, and developing an eight-inch system capable of delivering approximately 4.5- kW of power. We continue to need substantial funds for the development of new products, enhancement of existing products and in order to expand sales. However, sales of our products have not increased as we expected them to, and may never increase to the level that we need to expand our operations, or even to sustain them. We can provide no assurance as to when, or if, we will be profitable in the future. Even if we achieve profitability, we may not be able to sustain it.

The effects of a pandemic or widespread outbreak of an illness, such as the COVID-19 pandemic, has had and could continue to have a material adverse impact on our business, results of operations and financial condition.

The outbreak of COVID-19 was declared a pandemic by the World Health Organization (“WHO”) during our fourth quarter of Fiscal 2020 and continues to impact our operations and cash flows up to the filing date of this Annual Report on Form 10-K for Fiscal 2021. While we have implemented measures to mitigate the impact of the COVID-19 pandemic, we expect our Fiscal 2022 results of operations to continue to be adversely affected by the COVID-19 pandemic.

As a result of the COVID-19 pandemic, we have experienced varying degrees of business disruptions and periods of closure of our corporate facilities, as have our customers, partners, suppliers, and vendors, as described in Item 1 — “Business — Recent Developments.” Collectively, these disruptions have had a material adverse impact on our business throughout Fiscal 2021. Despite the introduction of COVID-19 vaccines, the pandemic remains highly volatile and continues to evolve. Accordingly, we cannot predict for how long and to what extent this crisis will continue to impact our business operations or the global economy as a whole. Potential impacts to our business include, but are not limited to:

●	our ability to successfully execute our long-term growth strategy;

●	potential declines in the level of purchases of products, including our products, caused by higher unemployment and lower disposal income levels, travel and social gathering restrictions, work-from-home arrangements, or other factors beyond our control;

●	our ability to generate sufficient cash flows to support our operations, including repayment of our debt obligations as they become due;

●	the potential loss of one or more of our significant customers or partners, or the loss of a large number of smaller customers or partners, if they are not able to withstand prolonged periods of adverse economic conditions, and our ability to collect outstanding receivables;

●	temporary closures or other operational restrictions of our facilities;

●	supply chain disruptions resulting from closed factories, reduced workforces, scarcity of raw materials, and scrutiny or embargoing of goods produced in infected areas, including any related cost increases;

●	our ability to access capital markets and maintain compliance with covenants associated with our existing debt instruments, as well as the ability of our key customers, suppliers, and vendors to do the same with regard to their own obligations;

●	additional costs to protect the health and safety of our employees, customers, and communities, such as more frequent and thorough cleanings of our facilities and supplying personal protection equipment;

●	diversion of management attention and resources from ongoing business activities and/or a decrease in employee morale; and

●	our ability to maintain an effective system of internal controls and compliance with the requirements under the Sarbanes-Oxley Act of 2002.

Additional discussion related to the various risks and uncertainties described above is included elsewhere within the “Risk Factors” section of this Annual Report on Form 10-K.

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

We will need additional capital in the future to meet our obligations and financing may not be available. During Fiscal 2020 and 2021, the Company attempted to increase its engineering and manufacturing activities, but it still struggled with meeting its financial requirements. If we cannot obtain additional capital, we will not be able to continue our operations.

As a result of our operating losses, we have largely financed our operations through sales of our equity securities. Beginning with Fiscal 2017, the Company significantly reduced its engineering, manufacturing, sales, and marketing activities to focus on renegotiating numerous financial obligations and conserving cash. For Fiscal 2021, we had approximately $1.9 million negative cash flows from operations as compared to negative $0.8 million in Fiscal 2020 due primarily to the impact of Covid-19 pandemic. The Company’s engineering and manufacturing activities remained limited due to our inability to increase sales and raise significant amounts of new financing. Our ability to continue as a going concern is directly dependent upon our ability to obtain additional operating capital and generating sufficient operating cash flow. The impacts of the COVID-19 pandemic have caused significant uncertainty and volatility in the credit markets and there can be no assurance that lenders or investors will make additional commitments to provide financing to us under current circumstances. As a result of the impacts of the COVID-19 pandemic, we may be required to raise additional capital and our access to and cost of financing will depend on, among other things, global economic conditions, conditions in the global financing markets, the availability of sufficient amounts of financing, and our prospects. If we are unable to obtain additional funding as and when we need it, we will not be able to recommence operations or undertake our planned expansion.

If we do not receive additional financing when and as needed, we may not be able to continue the research, development and commercialization of our technology and products. In that case, our business and results of operations would be materially and adversely affected.

Our capital requirements have been and will continue to be significant. We will require substantial additional funds in excess of our current financial resources for research, development and commercialization of products, to obtain and maintain patents and other intellectual property rights in these technologies and products, and for working capital and other purposes, the timing and amount of which are difficult to ascertain. When we need additional funds, such funds may not be available on commercially reasonable terms or at all. If we cannot obtain additional funding when needed, our business and results of operation would be materially and adversely affected.

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

From time to time, we are engaged in disputes regarding our commercial transactions. These disputes could result in monetary damages or other remedies that could adversely impact our financial position or operations. Even if we prevail in these disputes, they may distract our management from operating our business and the cost of defending these disputes would reduce our operating results.

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

We are currently party to litigation with a former director relating to approximately $11.3 million and approximately 3.33 million warrants which the director claims are owed to him and his affiliates. An adverse ruling on these claims in this litigation would materially and adversely affect our business results or operating and financial condition, dilute our shareholders’ equity interests in the Company and could adversely affect our stock price.

The Company is presently engaged in a dispute with a former director, Robert Kopple, relating to approximately $11.3 million (representing approximately $5.4 million loaned to the Company over the course of 2013 to 2016; approximately $170,000 Mr. Kopple claims to have advanced or paid to third parties on Aura’s behalf; and approximately $5.6 million Mr. Kopple claims to be owed for interest, loan fees and late payment fees) and approximately 3.33 million warrants which Mr. Kopple claims to be owed to him and his affiliates by the Company. In July 2017, Mr. Kopple filed suit against the Company as well as against the then other present and former members of the Board of Directors in connection with these allegations. The Company believes that it has valid defenses in these matters and believes that no warrants are due to Mr. Kopple or his affiliates. The Company intends to vigorously defend against these claims and has been actively attempting to reach a resolution with Mr. Kopple. However, to-date, no settlement has been reached in large part because Mr. Kopple continues to demand that as part of any such settlement, he receive unilateral control over significant aspects of the Company’s financial and management functions such as, but not limited to, the right to unilaterally direct the Company’s ordinary business expenditures and requiring the Company to seek his approval for the hiring of nearly all personnel, all to the exclusion of the Company’s management team and stockholder-elected Board of Directors. The Company believes that allowing Mr. Kopple such level of operational control over the Company without any accountability would be highly detrimental to the Company and is incompatible with the Board of Directors’ duties to shareholders and creditors as a whole. However, if we are unable to reach and resolution with Mr. Kopple and Mr. Kopple were to prevail in his lawsuit, an adverse ruling on these claims would materially and adversely affect our business results or operating and financial condition, dilute our shareholders’ equity interests in the Company and could adversely affect our stock price. See Item 3. “Legal Proceedings”, “Liquidity and Capital Resources” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K for additional information regarding the transactions under dispute.

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

As described in ITEM 9A, Controls and Procedures contained herein in this Annual Report, we have concluded that the material weakness that was previously disclosed on Form 10-K, as amended, for the Fiscal year ended February 29, 2020, was successfully remediated during Fiscal 2020. Presently, the Company does not have the financial resources to fully comply with all requirements of Section 404. If, in the future, we identify additional material weaknesses in our internal controls over financial reporting during this continuous evaluation process, our management may not be able to assert that such internal controls are effective. Therefore, if we are unable to assert that our internal controls over financial reporting are effective in the future, or if our auditors are unable to attest that our internal controls are effective or they are unable to express an opinion on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our business and the market price of our Common Stock.

Trading on the OTC Markets is volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares.

Our common stock is quoted on the Pink Sheets of the OTC Markets. Trading in stock quoted on the OTC Markets is often thin and characterized by wide fluctuations in trading prices, due to many factors, some of which may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Markets is not a stock exchange, and trading of securities on the OTC Markets is often more sporadic than the trading of securities listed on stock exchanges like NASDAQ or the New York Stock Exchange. These factors may result in investors having difficulty reselling any shares of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

During Fiscal 2020 and 2021, our facilities consisted primarily of approximately 20,000 shared square feet in Stanton, California and an additional storage facility in Santa Clarita, California. Effective February 28, 2021, we vacated the Stanton facility and consolidated our administrative offices, operations including warehousing space within a 17,700 square feet facility in Lake Forest, California under a rental agreement that commenced on February 15, 2021 and covers a 66-month rental period from March 1, 2021 through August 31, 2026. The Stanton facility previously was used for final assembly and testing of AuraGen®/VIPER systems under a month-to-month rental agreement for $10,000 per month. The monthly rent for the Santa Clara storage facility that was terminated effective July 31, 2020 was also under a month-to-month rental agreement for $5,000 per month. Following the exit from the Santa Clarita facility on February 28, 2021, we rented temporary storage space through February 28, 2021 for $2,500 per month.

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

The Company is presently engaged in a dispute with one of its former directors, Robert Kopple, relating to approximately $11.3 million (representing approximately $5.4 million loaned to the Company over the course of 2013 to 2016; approximately $170,000 Mr. Kopple claims to have advanced or paid to third parties on Aura’s behalf; and approximately $5.6 million Mr. Kopple claims to be owed for interest, loan fees and late payment feess) and approximately 3.33 million warrants which Mr. Kopple claims to be owed to him and his affiliates by the Company. In July 2017, Mr. Kopple filed suit against the Company as well as against current director Mr. Diaz-Verson and former directors Mr. Breslow and Mr.

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

In May 2018, Shelley Scholnick dba JB Transporters, brought suit against the Company claiming ongoing fees in excess of $52,000 owed for the storage of the Company’s property. Notably, in June 2017, the Company had brought suit against J.B. Moving & Delivery, a business operated and controlled by a relative of Scholnick, Jacob Binstok, for damages suffered by the Company as a result of the defendant’s improper storage of the Company’s property and improper refusal to return such property. In 2018, the Company successfully received a judgment against J.B. Moving & Delivery in the amount of approximately $114,000. In April 2020, Aura and Scholnick entered into a Confidential Settlement and Release Agreement wherein (i) the 2018 action initiated by Scholnick against Aura was resolved with no amounts owing by Aura and the complaint and cross-complaint were subsequently dismissed with prejudice; and (ii) the amount owing to Aura pursuant to the judgment against J.B. Moving and Delivery was compromised and resolved through a single lump-sum payment to Aura.

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

On June 20, 2013, the Company entered into an agreement with two individuals, Mr. M. Abdou and Mr. W. Abdou, for the sale of $125,000 of secured convertible notes payable (the “Notes”) and warrants. In 2016, the Company and the Company’s former Chief Executive Officer, Melvin Gagerman, were named among several other defendants in a lawsuit filed by the Messrs. Abdou demanding repayment of loans totaling $125,000 plus accrued interest and exemplary damages. In January 2017, the Company entered into an agreement with all secured creditors other than Mr. W. Abdou and Mr. M. Abdou. In September 2018 the court entered a judgment of approximately $235,000 plus legal fees in favor of the Messrs. Abdou. The Company subsequently appealed this judgment and, in September 2019, reached a settlement agreement with the Messrs. Abdou to implement a payment plan in accordance with the 2018 judgment. As of February 28, 2021 the outstanding balance was $120,181.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our shares are quoted on the Pink Sheets operated by OTC Markets, Inc. under the symbol “AUSI”. Set forth below are high and low bid prices for our common stock for each quarterly period in the two most recent Fiscal years. Such quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not necessarily represent actual transactions in the common stock. We had approximately 3,400 stockholders of record as of May 26, 2021.

Period	High	Low
Fiscal 2021
First Quarter ended May 31, 2020	$0.24	$0.08
Second Quarter ended August 31, 2020	$0.12	$0.09
Third Quarter ended November 30, 2020	$0.12	$0.06
Fourth Quarter ended February 28, 2021	$0.51	$0.12

Fiscal 2020
First Quarter ended May 31, 2019	$0.51	$0.23
Second Quarter ended August 31, 2019	$0.38	$0.17
Third Quarter ended November 30, 2019	$0.36	$0.20
Fourth Quarter ended February 28, 2020	$0.29	$0.15

On May 26, 2021, the reported closing sales price for our common stock was $0.39

Dividend Policy

We have not paid any dividends on our common stock and we do not anticipate paying any dividends on our common stock in the foreseeable future.

Sales of Unregistered Securities

During the year ended February 28, 2021, we issued 14,706,568 shares of common stock for a total of $2,516,909, inclusive of 608,241 shares of common stock in settlement of $370,909 of debt.

During the year ended February 29, 2020, we issued approximately 3,752,000 shares of common stock, for a total of $898,735 inclusive of approximately 1,169,000 and 50,000 shares of common stock in settlement of $363,382 of debt and $10,000 for the provision of services, respectively. Separately, 1,065,051 shares of common stock were cancelled in accordance with settlement of a loan agreement.

Funds raised were for general corporate working capital purposes. All such securities were issued and sold in reliance on the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, and the certificates representing such securities contain a restrictive legend reflecting the limitations on future transfer of those securities. The offer and sale of these securities was made without public solicitation or advertising. The investors represented to us that they were knowledgeable and sophisticated and were experienced in business and financial matters so as to be capable of evaluating an investment in our securities and were an “accredited investor” within the meaning of Regulation D promulgated under the Securities Act of 1933. Each of these investors was afforded full access to information regarding our business.

Repurchases of Equity Securities

We did not repurchase any shares of our common stock during the fiscal years ended February 29, 2020 and February 28, 2021.

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

Overview

Our business is based on the exploitation of our Axial Flux Induction solution known as the AuraGen® for commercial and industrial applications and the VIPER for military applications. Our business model consists of two major components: (i) sales and marketing, (ii) design and engineering. Our sales and marketing approaches are composed of direct sales in North America and the use of agents, distributors. In North America, our primary focus is in (a) mobile exportable power applications, (b) EV applications and (c) U.S. Military applications. The second component of our business model is focused on the design of new products and engineering support for the sales activities described above. The engineering support consists of the introduction of new features for our AuraGen®/VIPER solution such as higher power/torque solutions, and different input and output voltages (DC and AC input and output versions)

In Fiscal 2020 stockholders of the Company successfully removed Ronald Buschur, William Anderson and Si Ryong Yu from the Company’s Board of Directors and elected Ms. Cipora Lavut, Mr. David Mann and Dr. Robert Lempert as directors of the Company in their stead. See Item 3, Legal Proceedings for more information. Also, in Fiscal 2020, Melvin Gagerman –– Aura’s CEO and CFO since 2006 –– was replaced. In July 2019 Ms. Lavut succeeded Mr. Gagerman as President and Mr. Mann succeeded Mr. Gagerman as CFO. Dr. Lempert was appointed as Secretary of the Company by the Board of Directors also in July 2019. In the second half of Fiscal 2020, the Company began significantly increasing its engineering, manufacturing and marketing activities. From July 8, 2019 through the end of Fiscal year 2021 (February 28, 2021), we shipped more than 140 units to customers (more than a ten-fold increase over Fiscal 2019). Although our operations were impacted in Fiscal 2021 by the COVID-19 pandemic, during Fiscal 2021 we continued to expand our engineering and manufacturing capabilities. See “Item 1. Business. Impact of the COVID-19 Pandemic” included elsewhere in this Annual Report on Form 10-K for information regarding the impact of COVID-19 on our operations. Our engineering, research and development costs for Fiscal 2021 were approximately $237,000. Subsequent to the end of Fiscal 2021, we relocated all administrative offices and operations to a new state-of-the-art facility consisting of approximately 18,000 square feet in Lake Forest, California. This new facility is wholly occupied by Aura.

During Fiscal 2018 and Fiscal 2019, the Company’s engineering, manufacturing, sales, and marketing activities were reduced while we focused on renegotiating numerous financial obligations. During this time, the Company’s agreements with numerous customers, third party vendors, and organizations and entities material to the operation of the Company business were canceled, delayed or terminated. During Fiscal 2018, the Company successfully restructured in excess of $30 million of debt. Robert Kopple, our former Vice Chairman of the Board, was the only significant unsecured note holder that did not executed formal agreements regarding the restructure of his debt. Mr. Kopple claims that he and his affiliates are presently owed approximately $11.3 million. We dispute Mr. Kopple’s claims. See “Item 3. Legal Proceedings” included elsewhere in this Annual Report on Form 10-K for information regarding the dispute with Mr. Kopple regarding these transactions. Mr. Kopple has not accepted our numerous offers to settle this debt and continues to demand that as part of any such resolution, he receive unilateral control over significant aspects of the Company’s financial and management functions such as, but not limited to, the right to unilaterally direct the Company’s ordinary business expenditures and requiring the Company to seek his approval for the hiring of nearly all personnel, all to the exclusion of the Company’s management team and stockholder-elected Board of Directors. The Company believes that allowing Mr. Kopple such level of operational control over the Company without any accountability would be highly detrimental to the Company and is incompatible with the Board of Directors’ duties to shareholders and creditors as a whole.

In Fiscal 2019, we effectuated a one-for-seven reverse stock split and began increasing our engineering and manufacturing activities. We incurred engineering expenses of approximately $494,000 during Fiscal 2019. Most corporate operations were temporarily suspended, however, in Fiscal 2020 when the Company’s then-management team reallocated significant resources to unsuccessfully oppose an action by shareholders controlling a majority of the outstanding shares of the Company’s common stock to replace certain members of the Company’s Board of Directors. On July 8, 2019 the Delaware Court of Chancery entered final judgment confirming the validity of this stockholder action. See Item 3, Legal Proceedings for more information. As a result, during Fiscal 2020 we incurred only modest engineering expenses of approximately $172,000 (representing a reduction of approximately 65% from the prior fiscal year). Also, in Fiscal 2020, Melvin Gagerman –– Aura’s CEO and CFO since 2006 –– was replaced.

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

Our primary source of revenue is the manufacture and delivery of AuraGen/VIPER systems used primarily in mobile power applications, which represented 100% of our revenues of approximately $115,000 and $822,000 for the Fiscal years ended February 28, 2021 and February 29, 2020, respectively. Our current principal sales channel is sales to a domestic distributor and to end users directly.

In accordance with ASC 606, we recognize the entirety of the revenue, net of discounts, for our AuraGen/VIPER systems at time of product delivery to the costumer (i.e. point-in-time), which also corresponds to the passage of legal title to the customer and the satisfaction of our performance obligations to the customer. Our payment terms are cash payment due upon delivery and typically includes a 2.5% price discount in accordance with this policy. Our commercial terms and conditions do not include a right of return for reasons other than a defect in performance or quality. We offer 18 months assurance-type warranty covering material and manufacturing defects, which we account for under the guidance of ASC 460, Guarantees. We have a limited history of shipments, and, as such, we have not recorded a warranty liability on our balance sheets on February 28, 2021 and February 29, 2020, respectively; however, we expect warranty claims to eventually be nil, therefore, we have not delayed the recognition of revenue during Fiscal years 2021 and 2020.

Inventory Valuation and Classification

Inventories are valued at the lower of cost or market, on an average cost basis. We review the components of inventory on a regular basis for excess or obsolete inventory based on estimated future usage and sales. From Fiscal 2015 through 2019 we minimally operated and therefore only produced minimal product. As a result, while we believed that a portion of the inventory had value, we were unable to substantiate its demand and market value, we fully reserved it as of February 28, 2019. Following the change of management in July 2019, revenues of $822,000 were recorded during the remainder of Fiscal 2020 along with increased production levels giving rise to approximately $92,000 and $90,000 of inventory on-hand on February 28, 2021 and February 29, 2020, respectively.

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

For the past, several years and in accordance with established public company accounting practice, we have consistently utilized the Black-Scholes option-pricing model to calculate the fair value of stock options and warrants issued as compensation, primarily to management, employees, and directors. The Black-Scholes option-pricing model is a widely accepted method of valuation that public companies typically utilize to calculate the fair value of options and warrants that they issue in such circumstances. 1,250,000 stock options were granted to all member of the board of directors in Fiscal 2021, and approximately $193,000 of stock-based compensation expense was recorded during Fiscal 2021.

Operating Leases

We adopted ASC 842, Leases, in Fiscal 2020, which required that public companies evaluate all operating leases in accordance with ASC 842 and recognize a lease liability on the balance sheet by determining the present value of the remaining lease payments for each lease using a discount rate based on the Company’s incremental borrowing rate. A corresponding right-of-use asset is also recognized that is amortized over the remaining term of the lease. Throughout Fiscal 2020 and the majority of Fiscal 2021, we did not implement the new guidance to our existing leases because the guidance does not require application of the standard for leases that are less than 12 months with lease renewal unlikely. All of the facility leases were month-to-month with management’s intention of exiting the leases and facilities as soon as practical. In February 2021, we entered into a 66-month facility lease in Lake Forest, CA that began on March 1, 2021, which resulted in the application of ASC 842 for the fiscal year ended February 28, 2021. As of February 28, 2020, we recognized a lease liability and a right-of-use asset of $1.2 million, respectively. During Fiscal 2022 and beyond, we will be applying the new lease standard to this lease and any other operating leases we enter into in the future.

Impact of COVID-19

The COVID-19 global pandemic has negatively affected the global economy, disrupted global supply chains, and created extreme volatility and disruptions to capital and credit markets in the global financial markets. We began to see the impact of COVID-19 during our fourth quarter of Fiscal 2020 with our Chinese joint venture’s manufacturing facilities being required to close and many of our customers suspending their own operations due to the COVID-19 pandemic. As a result, net sales and production levels during the fourth quarter of Fiscal 2020 and Fiscal 2021 were significantly reduced, thus impacting our results of operations during these periods.

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

The extent of the impact of the COVID-19 pandemic on our business, financial results and liquidity will depend largely on future developments, including the duration of the spread of the COVID-19 outbreak within the U.S. and globally, the impact on capital and financial markets and the related impact on our customers, especially in the commercial vehicle markets. These future developments are outside of our control, are highly uncertain, and cannot be predicted. If the impact is prolonged, then it can further increase the difficulty of planning for operations and may require us to take further actions as it relates to costs and liquidity. These and other potential impacts of the COVID-19 pandemic will adversely impact our results for the first quarter of Fiscal 2022, as well as the full Fiscal year, and that impact could be material.

Results of Operations

Fiscal 2021 compared to Fiscal 2020

Revenues

Beginning in July 2019, our new management team began significantly to increase sales, manufacturing and marketing operations as compared to prior years leading up to Fiscal 2020. Since that date and through the remainder of Fiscal 2020, we had revenues of $822,000, consisting primarily of our shipment of 132 AuraGen®/VIPER units to primarily one major customer. Revenues in Fiscal 2021 of approximately $115,000 consisted of the delivery of 20 AuraGen®/VIPER units. We believe that the reduction in revenue in Fiscal 2021 was impacted significantly by the COVID-19 pandemic and its impact on the global economy and the dependency on one major customer.

Cost of Goods

Cost of goods sold was $81,449 and $177,000 in the years ended February 28, 2021 and February 29, 2020, respectively. As described above within Critical Accounting Policies and Estimates, our inventory was fully reserved at February 28, 2019 due to uncertainty surrounding its eventual recovery through the sale of our principal product. During Fiscal 2021, we benefited from the utilization of fully reserved inventory to deliver 20 units and recorded material cost at 25% of sales value, direct labor at 45% of sales value and other overheads at 3% of sales. Similarly, during Fiscal 2020, cost of goods sold consisted of direct material, outside manufacturing services, inbound freight costs, direct labor and indirect manufacturing labor costs. Approximately, $122,000 of previously reserved direct material was utilized in production to enable deliveries of 132 units which resulted in a reduction of cost of goods sold by the same amount. As production levels increase over time, the amount of recoverable inventory will decline and the amount of direct material recorded within cost of goods sold will increase, reducing the gross profit contribution of units of sales.

Engineering, Research and Development

Engineering, research and development costs increased by $65,000 to $237,000 in Fiscal 2021 from approximately $173,000 in Fiscal 2020. The 38% increase is a result of increased expenses incurred in the process of designing a new electronic control unit (“ECU”) for our AuraGen®/VIPER products as well as sustaining engineering expenses related to the expansion of manufacturing capability.

Selling, General and Administrative Expense

Selling, general and administrative expenses increased approximately $60,000, or 4.7%, to $1,319,000 in Fiscal 2021 from $1,259,000 in Fiscal 2020 due to (i) non-recurring expense of approximately $108,000 related to the moving costs for consolidation of operations following the exits from the Santa Clarita in July 2020 and Stanton facilities into a new facility in Lake Forest, CA (ii) stock-based compensation expense of $194,000 related to the grant of 1,250,000 options to acquire shares of our common stock to member of the board of directors in March 2020 (iii) reduced by a reduction of legal fees of $118,000 and (iv) reduced by lower other expenses of $124,000 due to reduced operations during the pandemic.

Impairment of Joint Venture

During Fiscal 2020, we recorded an impairment charge of $250,000 in relation to the Chinese joint venture entered into in 2017 for the purpose of developing the Chinese market for our principal product. Due to the lack of operating activity, uncertainties surrounding expanding opportunities and related cash flows in the Chinese market, and public health considerations with respect to the COVID-19 pandemic, we recorded the impairment charge and wrote-off the carrying value of the same amount from the balance sheet on February 29, 2020.

Non-Operating Income, Interest Expense and Tax Provision

Net interest expense increased to $1,293,000 in Fiscal 2021 from $1,234,000 in Fiscal 2020, an increase of $59,000, or 4.8%, on approximately $11.8 and $11.2 million of principal amounts due at February 28, 2021 and February 29, 2020, respectively. We recorded other income of approximately $3.6 million on debt settlements of $0.9 million and cancellation of liabilities of $2.7 million following the expiration of the statute of limitations for settlement. In Fiscal 2020 we recorded other expense of approximately $0.3 million in relation to a settlement of amounts due to our president prior to March 2020.

Net Income

We had net income of $0.8 million and loss of $2.6 million in the Fiscal years ended February 28, 2021 and February 29, 2020, respectively, or an increase of income of approximately $3.4 million due to (i) gain on debt settlement of $1.3 million (ii) $2.6 million gain related to the Fiscal 2021 cancellation of current liabilities from our balance due to the expiration of the statute of limitations (iii) impairment expense of $0.3 million related to the write-off of the Chinese joint venture, partially offset by (iv) reduction in gross profit of $0.6 million due to reduced shipments of generator sets from Fiscal 2020 to Fiscal 2021 and (v) higher operating expenses of $0.2 million.

Liquidity and Capital Resources

In Fiscal 2021, we had income of approximately $0.8 million and negative cash flows from operations of approximately $1.9 million. During Fiscal 2020 we had a loss of $2.6 million and negative cash flows from operations of approximately $0.8 million. The improvement in net income is due to non-cash gains on the cancellation of current liabilities and certain debt instruments while the decline in operating cash flows is attributed to a sharp reduction in operating activities caused principally by the COVID-19 pandemic. The COVID-19 pandemic has negatively affected the global economy, disrupted global supply chains, and created extreme volatility and disruptions to capital and credit markets in the global financial markets. In the event that economic conditions remain impacted for longer than we expect due to the COVID-19 pandemic, our liquidity position could be severely impacted and there can be no assurance that lenders or investors will make additional financial commitments under current circumstances. As a result of the impacts of the COVID-19 pandemic, we may be required to raise additional capital and our access to and cost of financing will depend on, among other things, global economic conditions, conditions in the global financing markets, the availability of sufficient amounts of financing, and our future prospects.

At February 28, 2021, we had cash of approximately $391,000, compared to cash of approximately $20,000 at February 29, 2020. Working capital at February 28, 2021 was a $15.5 million deficit as compared to an $18.9 million deficit at the end of the prior fiscal year. Accounts payable and accrued expenses decreased $2.0 million due primarily to the cancellation of payables and accrued salaries following the expiration of the statute of limitations and a reduction in operating activities year over year. At February 28, 2021 and February 29, 2020, we had no accounts receivable. In Fiscal 2021 and 2020 we incurred approximately $15,000 and zero for property and equipment, respectively.

At February 28, 2021 and 2019, we had 150,000,000 shares of $0.0001 par value common stock authorized for issuance. During the year ended February 28, 2021, the Company issued a total of approximately 14.7 million shares of common stock, of which 14.1 million shares were issued for cash totaling approximately $2.1 million and the remainder of 0.6 million shares for settlement of debt totaling $371,000. During the year ended February 28, 2020, we issued 2.5 million shares of common stock for cash totaling $525,000, 1.2 million shares for settlement of debt of $366,000, $50,000 shares of common stock for services rendered to us of $10,000 and a cancellation of $1.1 million shares outstanding in October 2019 in connection with a settlement agreement.

Prior to Fiscal 2020, in order to maintain liquidity, we relied upon external sources of financing, principally equity financing and private indebtedness. We have no bank line of credit and will require additional debt or equity financing to fund ongoing operations. Based on a cash flow analysis performed by management, we estimate that we will need an additional $5.0 million to maintain existing operations for the Fiscal year 2022 and increase the volume of shipments to customers. We cannot assure the reader that additional financing will be available nor that the commercial targets will be met in the amounts required to keep the business operating. The issuance of additional shares of equity in connection with such financing could dilute the interests of our existing stockholders, and such dilution could be substantial. If we cannot raise the needed funds, we would also be forced to make further substantial reductions in our operating expenses, which could adversely affect our ability to implement our current business plan and ultimately our viability as a company.

Kopple Debt - Robert Kopple, who was Vice Chairman of our Board of Directors from September 2013 through January 11, 2018, claims that we owe him and certain affiliated parties an aggregate of approximately $11.3 million in principal and interest, and warrants to purchase 3,331,664 shares of our common stock at a price of $0.70 per share, as a result of various loans made by Mr. Kopple and his affiliates (collectively, the “Kopple Parties”) to us between 2013 and 2016 as well as additional amounts he claims to have advanced on Aura’s behalf.

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

Going Concern.

Our independent auditor has expressed doubt about our ability to continue as a going concern and believes that our ability is dependent on our ability to implement our business plan, raise capital and generate revenues. See Report of Independent Registered Public Accounting Firm on page F-1, together with audited financial statements for the Fiscal year ended February 28, 2021.

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

Our President and our Chief Financial Officer concluded that, as a result of the material weakness in internal control over financial reporting described below, our disclosure controls and procedures were effective as of February 28, 2021. Management has concluded that during the Fiscal year ended February 28, 2021, actions taken by the Company to maintain effectiveness were successful such that our disclosure controls and procedures were effective as of February 28, 2021.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of February 28, 2021. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on these assessments, and on those criteria, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of February 28, 2021.

Changes in Internal Control Over Financial Reporting

There was a significant change in the Company’s internal control over financial reporting that occurred during the Company’s Fiscal year ended February 28, 2021, that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. During the fiscal year ended February 28, 2021, the Company implemented QuickBooks Solutions-Wholesale and Manufacturing software as its primary accounting and operations environment.

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

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

In March 2019, stockholders of the Company controlling a majority of the outstanding shares of the Company’s common stock delivered signed written consents to the Company removing Ronald Buschur, William Anderson, and Si Ryong Yu as members of the Company’s Board and electing Ms. Cipora Lavut, Mr. David Mann, and Dr. Robert Lempert as directors of the Company in their stead. As a result of Aura’s refused to recognize the legal effectiveness of the consents, in April 2019, stockholders filed suit in the Court of Chancery of the State of Delaware pursuant to Section 225 of the Delaware General Corporations Law, seeking an order confirming the validity of the consents. On July 8, 2019 the Court of Chancery entered final judgment in favor of the stockholder plaintiffs, confirming that (a) Ronald Buschur, Si Ryong Yu and William Anderson had been validly removed by the holders of a majority of the Company’s outstanding stock acting by written consent (b) Ms. Lavut, Mr. Mann and Dr. Lempert had been validly elected by the holders of a majority of the Company’s outstanding stock acting by written consent, and (c) the Company’s Board of Directors validly consists of Cipora Lavut, David Mann, Robert Lempert, Gary Douglas and Salvador Diaz-Versón, Jr. As a result of prior management’s unsuccessful opposition to this stockholder action filed in the Court of Chancery, such stockholders may be potentially entitled to recoup their litigation costs from the Company under Delaware’s corporate benefit doctrine and/or other legal provisions. To-date, no final determination has been made as to the amount of recoupment, if any, to which such stockholders may be entitled.

In July 2019 the employment of Melvin Gagerman was terminated. See Item 3, Legal Proceedings for more information. Also in July 2019, the Board of Directors appointed Ms. Lavut to succeed Mr. Gagerman as President of Aura, appointed Mr. Mann to succeed Mr. Gagerman as Chief Financial Officer of the Company, and appointed Dr. Lempert secretary of Aura.

The following table sets forth the names, ages, and offices of all our current directors and executive officers. Our officers are appointed by, and serve at the pleasure of, the Board of Directors. The stockholders at the annual meeting elect our directors to serve until the next meeting.

Name	Age	Title
Gary Douglas (1)	73	Director, Member of the Audit Committee
Salvador Diaz-Verson, Jr. (1)	62	Director, Chairman of the Audit Committee
David Mann (2)	49	Chief Financial Officer, Director, Chairman of the Compensation Committee, Member of the Nominating Committee and Member of the Audit Committee
Cipora Lavut (2)	65	President, Chairman of the Board, Member of Nominating Committee and Member of the Compensation Committee
Robert Lempert (2)	77	Secretary, Director, Chairman of the Nominating Committee and Member of the Compensation Committee

(1)	Mr. Douglas and Mr. Diaz-Verson, Jr. were appointed to the Board of Directors on March 29, 2018 by the written consent of stockholders holding a majority of the Company’s shares.

(2)	In March 2019, stockholders of the Company controlling a combined total of more than 27.5 million shares delivered signed written consents to the Company electing Ms. Lavut, Mr. Mann and Dr. Lempert to the Company’s Board of Directors. Because of Aura’s refusal to recognize the legal effectiveness of the consents, in April 2019 the stockholders filed suit in the Court of Chancery of the State of Delaware seeking an order confirming the validity of the elections. On July 8, 2019 the Court of Chancery entered final judgment in favor of the stockholder plaintiffs, confirming that Ms. Lavut, Mr. Mann and Dr. Lempert had been validly elected by the holders of a majority of the Company’s outstanding stock acting by written consent. In July 2019, the Board of Directors appointed Ms. Lavut President and Chairman of the Board, appointed Mr. Mann as Chief Financial Officer and appointed Dr. Lempert as Secretary.

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

Delinquent Section 16(a) Reports

Our shares of common stock are registered under the Securities Exchange Act of 1934, and therefore our executive officers and directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% stockholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file. Based on our review of the copies of such forms received by us, and to the best of our knowledge, no executive officers, directors and persons holding greater than 10% of our issued and outstanding stock have filed the required reports during the year ended February 28, 2021.

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

Director Compensation

Although we do not currently compensate our directors in cash for their service as members of our Board of Directors, the Board may, in its discretion, elect to compensate directors for attending Board and Committee meetings and to reimburse directors for out-of-pocket expenses incurred in connection with attending such meetings. Additionally, our directors are eligible to receive stock options under the 2011 Directors and Executive Officer Stock Option Plan. During Fiscal 2021, each Director received options under the 2011 Directors and Executive Officer Stock Option Plan to acquire 250,000 shares of the Company’s common stock at an exercise price of $0.25. On the date of grant the shares were traded at $0.16 per share. None of the Directors received any stock options during the prior Fiscal year (Fiscal 2020). There are no payments due to any directors upon their resignation or retirement as members of the Board.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation earned by or paid to the principal executive officer and the two most highly compensated executive officers, other than the principal executive officer, (the “named executive officers”) during the Fiscal years ended February 28, 2021 and February 29, 2020.

2021 Summary Compensation Table

	Fiscal	Salary		Option Awards	Non-Equity Incentive Compensation	All Other Compensation		Total
Name and Principal Position	Year	($)		($)	($)	($)		($)
Melvin Gagerman (1)	2020	64,000		-	-	-		64,000
Chief Executive Officer
Chief Financial Officer

Kevin Michaels (2)	2020	41,000		-	-	-		41,000
Treasury Officer

Cipora Lavut	2021	140,000	(3)	-	-	-		140,000
President	2020	41,667	(3)	-	-	42,300	(4)	83,967

(1)	Mr. Gagerman was elected Chairman and Chief Financial Officer effective February 1, 2006 and was elected President and Chief Executive Officer effective May 25, 2006. On March 28, 2018, Mr. Gagerman was terminated by the then-seated Board of Directors but was subsequently re-appointed. Mr. Gagerman was permanently terminated on July 8, 2019. On January 11, 2018 the Board of Directors authorized the Company to pay Mr. Gagerman a monthly salary of $16,000, including a monthly car allowance of $1000, and to provide Mr. Gagerman with health and life insurance benefits commensurate with those given to all other employees. No other benefits or compensation were authorized by the Board of Directors.

(2)	Mr. Michaels began serving as Treasury Officer in February 2019; he was terminated in July 2019.

(3)	Ms. Lavut was elected President effective July 9, 2019 and on March 19, 2020, the Board of Directors authorized an annual salary of $250,000, retroactively effective to January 1, 2020. From January through February 2020, Ms. Lavut’s salary was accrued but was not paid. From March 2020 to February 2021, Ms. Lavut has been accruing an annual salary of $250,000 and has been paid 140,000 over the same period.
(4)	From July 2019 through December 31, 2019, Ms. Lavut received $42,300 in compensation. In March 2020, the Board of Directors authorized an annual salary of $250,000, retroactively effective January 1, 2020. From January through February 2020, Ms. Lavut’s salary was accrued but was not paid.

Outstanding Equity Awards at 2021 Fiscal Year-End

Neither Mr. Gagerman nor Mr. Michaels have any outstanding stock option awards as of February 28, 2021. On March 19, 2020, the Board of Directors approved the grant of a total of 1,250,000 options to acquire the Company’s common stock to each of the five current board members in equal amounts of 250,000 per person under the Company’s Directors and Executive Officers Stock Option Plan. All of these options were outstanding as of February 28, 2021.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, to the extent of our knowledge, certain information regarding our common stock owned as of May 20, 2021 (i) by each person who is known to be the beneficial owner of more than 5% of our outstanding common stock, (ii) by each of our Directors and the named executive officers in the Summary Compensation Table, and (iii) by all Directors and current executive officers as a group:

Beneficial Ownership Table

Beneficial Owner (1)	Number of Shares of Common Stock	Percent of Common Stock
Melvin Gagerman	328,500	*	%
Kevin Michaels	0	*	%
William Anderson	0	*	%
Salvador Diaz-Verson, Jr. (2)	757,178	1.1%
Gary Douglas (3)	450,000	*	%
Sri Ryong Yu	293	*	%
Ronald J. Buschur	0	*	%
Cipora Lavut (4)	1,567,321	2.2%
David Mann (5)	1,824,843	2.5%
Robert Lempert (6)	497,343	*	%

All current executive officers and Directors as a group (five) (2) (3) (4) (5) (6)	5,096,685	6.9%

5% Stockholders
Warren Breslow (7)	10,592,216	14.3%
Elimelech Lowy (8)	7,612,645	10.1%
BetterSea LLC	7,364,735	10.4%

*	Less than 1% of outstanding shares
(1)	Beneficial ownership is determined in accordance with rules of the Securities and Exchange Commission. The calculation of the percentage of beneficial ownership is based upon 71,107,442 shares of common stock outstanding on February 28, 2021. In computing the number of shares beneficially owned by any stockholder and the percentage ownership of such stockholder, shares of common stock which may be acquired by a such stockholder upon exercise or conversion of warrants or options which are currently exercisable or exercisable within 60 days of February 28, 2021, are deemed to be exercised and outstanding. Such shares, however, are not deemed outstanding for purposes of computing the beneficial ownership percentage of any other person. Shares issuable upon exercise of warrants and options which are subject to stockholder approval are not deemed outstanding for purposes of determining beneficial ownership. Except as indicated by footnote, to our knowledge, the persons named in the table above have the sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. The mailing address for each of the officers and directors is c/o Aura Systems, Inc., 20431 North Sea, Lake Forest, CA 92630.

(2)	Includes 687,428 warrants exercisable within 60 days of February 28, 2021.
(3)	Including 450,000 warrants exercisable within 60 days of February 28, 2021.
(4)	301,666 warrants exercisable within 60 days of February 28, 2021. On August 28, 2019, the Board of Directors approved 1,030,625 shares for issuance to Ms. Lavut in settlement of amounts previously lent by Ms. Lavut to the Company and certain unpaid amounts owed to Ms. Lavut for services performed prior to February 2016.
(5)	Includes warrants to purchase 500,912 shares exercisable within 60 days of June 30, 2020 as well as 1,323,931 shares, 891,204 of which Mr. Mann has sole dispositive power and approximately 432,727 of which, Mr. Mann holds a power of attorney to vote such shares.
(6)	Includes warrants to purchase 350,000 shares exercisable within 60 days of February 28, 2021.
(7)	Includes warrants to purchase 666,000 shares exercisable within 60 days of February 28, 2021.and the right to convert $3,000,000 and accrued interest of $412,911 convertible note payable to 2,437,794 common shares at a conversion price of $1.40.
(8)	Includes warrants to purchase 4,092,877 shares exercisable within 60 days of February 28, 2021. and 3,519,768 shares, which Mr. Lowy has sole dispositive power.

Securities Authorized for Issuance Under Equity Compensation Plans as of February 28, 2021

Equity Compensation Plan Information as of February 28, 2021

	a.	b.	c.
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price for Options, Warrants and Rights	Number of Securities For Future Issuances Under Equity Compensation Plans (Excluding Securities Reflected in Column (a.)
Equity compensation plans approved by equity holders	2,290,001	$0.77	15,448,764
Equity compensation plans not approved by equity holders	111,438	$1.40	-

(1)	Reflects options under the 2006 Stock Option Plan and the 2011 Stock Option Plan, of which both were approved by Company shareholders. The 2006 Stock Option Plan authorizes the Company to grant stock options exercisable for up to an aggregate number of shares of common stock equal to the greater of (i) 10,000,000 shares of common stock, or (ii) 10% of the number of shares of common stock outstanding from time to time. The 2011 Stock Option Plan authorizes the Company to grant stock options or warrants to executive officers and directors exercisable for up to an aggregate number of shares equivalent to 15% of the number of shares of common stock outstanding from time to time. The numbers in this table are as of February 28, 2021 (See Note 9 to the Financial Statements).

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND DISCLOSURES

The following table sets forth the aggregate fees billed to us by BF Borgers, CPA, PC (“BFB CPA”) for the years ended February 28, 2021, and February 29, 2020:

	Year Ended
	February 28, 2021	February 29, 2020
Audit Fees	$61,000	$79,500
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$61,000	$79,500

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

Audit Fees

Services provided to us by BFB CPA, Inc. with respect the audit of our annual financial statements and review of our annual reports on Form 10-K and for reviews of the financial statements are included in our quarterly reports on Form 10-Q for the first three quarters of the years ended February 28, 2021 and February 29, 2020.

Audit Related Fees

BFB CPA did not provide any professional services to us during Fiscal 2021 or Fiscal 2020 which would constitute “audit related fees”.

Tax Fees

BFB CPA did not provide any professional services to us during Fiscal 2021 or Fiscal 2020 which would constitute “tax fees”.

All Other Fees

BFB CPA did not provide any professional services to us during Fiscal 2021 or Fiscal 2020 which would constitute “other fees”.

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

Dated: June 1, 2021

By:	/s/ Cipora Lavut
Cipora Lavut
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signatures	Title	Date

/s/ Cipora Lavut	President (Principal Executive Officer),	June 1, 2021
Cipora Lavut	Board Chair

/s/ David Mann	Chief Financial Officer	June 1, 2021
David Mann	(Principal Financial Officer, Principal Accounting Officer), Director

/s/ Robert Lempert	Director	June 1, 2021
Robert Lempert

/s/ Gary Douglas	Director	June 1, 2021
Gary Douglas

/s/ Salvador Diaz-Verson, Jr.	Director	June 1, 2021
Salvador Diaz-Verson, Jr.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Aura Systems, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Aura Systems, Inc. (a Delaware corporation), (the “Company”) as of February 28, 2021 and February 29, 2020, the related statements of operations and comprehensive loss, shareholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2021 and February 29, 2020 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Critical Audit Matter Description

The Company recognizes revenue upon transfer of control of promised products or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. Significant judgment is exercised by the Company in determining revenue recognition for these customer agreements, and includes the following:

●	The pattern of delivery (i.e., timing of when revenue is recognized) for each distinct performance obligation.

●	Identification and treatment of contract terms that may impact the timing and amount of revenue recognized (e.g., variable consideration, optional purchases, and free services).

How the Critical Audit Matter Was Addressed in the Audit

We selected a sample of sales and performed the following procedures:

●	Obtained invoices, receipts, shipping documents for each selection.

●	Assessed the terms in the customer invoices and evaluated the appropriateness of management’s application of their accounting policies, along with their use of estimates, in the determination of revenue recognition conclusions.

We evaluated management’s significant accounting policies related to these customer agreements for reasonableness

We tested the mathematical accuracy of management’s calculations of revenue and the associated timing of revenue recognized in the financial statements.

/s/ BF Borgers CPA PC

Certified Public Accountants

Lakewood, CO

June 1, 2021

We have served as the Company’s auditor since 2020.

AURA SYSTEMS, INC.

BALANCE SHEETS

	February 28, 2021	February 29, 2020
Assets
Cash and cash equivalents	$390,702	$19,807
Inventory	94,166	90,037
Other current assets	115,202	1,487
Total current assets	600,070	111,330
Fixed Assets, net	14,870	-
Right-of-use asset	1,168,053	-
Deposit	159,595	-
Total assets	$1,942,589	$111,330

Liabilities & Shareholders’ Deficit
Current liabilities
Accounts payable	$1,880,172	$2,537,061
Accrued expenses	1,288,107	2,707,898
Customer advances	440,331	440,331
Operating lease liability	110,587	-
Accrued expense-related party	-	1,008,328
Notes payable, current portion	198,331	983,717
Notes payable and accrued interest-related party	12,165,015	11,333,960
Total current liabilities	16,082,543	19,011,296
Convertible note payable-related party	3,000,000	3,000,000
Note payable	159,922	0
Convertible notes payable	1,402,971	1,402,971
Operating lease liability, non-current	1,046,902	-
Total liabilities	21,692,339	23,414,267

Commitments and contingencies	-	-

Shareholders’ deficit
Common stock: $0.0001 par value; 150,000,000 shares authorized at February 28, 2021 and February 29, 2020; 71,107,442 and 56,400,874 issued and outstanding at February 28, 2021 and February 29, 2020, respectively	7,109	5,639
Additional paid-in capital	446,126,640	443,417,452
Accumulated deficit	(465,883,499)	(466,726,027)
Total shareholders’ deficit	(19,749,750)	(23,302,937)
Total liabilities and shareholders’ deficit	$1,942,589	$111,330

See accompanying notes to these financial statements.

AURA SYSTEMS, INC.

STATEMENTS OF OPERATIONS

	Fiscal Years Ended
	February 28,	February 29,
	2021	2020
Net revenue	$114,923	$821,987
Cost of goods sold	81,449	177,079
Gross profit	33,475	644,908
Operating expenses
Engineering, research & development	237,450	172,382
Selling, general & administration	1,318,602	1,259,312
Impairment of joint venture	-	250,000
Total operating expenses	1,556,052	1,681,694
Loss from operations	(1,522,577)	(1,036,786)
Other (income) expense:
Interest expense, net	1,293,409	1,233,912
(Gain) loss on debt settlement	(71,775)	327,795
Gain on extinguishment of debt	(866,887)	-
Other income	(2,720,652)	(1,507)
Income (loss) before tax provision	843,328	(2,596,986)
Income tax provision	800	9,880
Net Income (loss)	$842,528	$(2,606,866)

Basic income (loss) per share	$0.01	$(0.05)
Basic weighted-average shares outstanding	61,675,566	54,762,456
Diluted income (loss) per share	$0.01	$(0.05)
Dilutive weighted-average shares outstanding	61,741,854	54,762,456

See accompanying notes to these financial statements.

AURA SYSTEMS, INC.

STATEMENTS OF SHAREHOLDERS’ DEFICIT

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Deficit
Balance, February 28, 2019	53,714,145	$5,371	$442,519,092	$(464,119,162)	$(21,594,699)
Shares issued for cash	2,533,015	253	522,432	-	522,685
Shares cancelled	(1,065,051)	(107)	-	-	(107)
Shares issued for settlement	1,168,765	119	363,262	-	363,381
Shares issued for services	50,000	3	9,998	-	10,001
Warrants issued to equity investors	-	-	2,668	-	2,668
Net loss	-	-	-	(2,606,865)	(2,606,865)
Balance, February 29, 2020	56,400,874	$5,639	$443,417,452	$(466,726,027)	$(23,302,937)

Shares issued for cash	14,098,327	1,410	2,144,589	-	2,145,999
Shares issued for settlement	608,241	60	370,849	-	370,909
Stock-based compensation	-	-	193,750	-	193,750
Net income	-	-	-	842,528	842,528
Balance, February 28, 2021	71,107,442	$7,109	$446,126,640	$(465,883,499)	$(19,749,750)

See accompanying notes to these financial statements.

AURA SYSTEMS, INC.

STATEMENTS OF CASH FLOWS

	Fiscal Years Ended
	February 28,	February 29,
	2021	2020
Net income (loss)	$842,528	$(2,606,866)
Adjustments to reconcile net income (loss) to cash used in operating activities
Depreciation	743	-
Gain on write-off of liabilities	(3,585,639)	-
Loss on settlement of debt	-	339,724
Impairment of joint venture	-	250,000
Stock-based compensation expense	193,750	-
Changes in working capital assets and liabilities:
Inventory	(4,129)	(90,037)
Other current assets	(113,716)	58,362
Deposit on leased facility	(159,595)	-
Accounts payable and accrued expenses	99,839	108,749
Accrued interest on notes payable	847,987	1,142,524
Operating lease liability	(10,564)	-
Customer advances	-	3,789
Cash used in operating activities	(1,888,795)	(793,754)

Cash used in investing activities:
Purchase of property, plant and equipment	(15,614)	-

Cash flows from financing activities:
Issuance of common stock	2,146,000	525,352
Payment on notes payable	(95,000)	(70,000)
Proceeds from Federal PPP & SBA notes	224,305	-
Cash provided by financing activities	2,275,305	455,352

Net increase (decrease) in cash and cash equivalents	370,896	(338,403)
Beginning cash	19,807	358,209
Ending cash	$390,703	$19,807

Cash paid in the period for:
Interest	$4,428	$-
Income taxes	$-	$-

Supplemental schedule of non-cash transactions:
Accounts payable converted into shares of common stock	$103,909	$-
Accrued expenses converted into shares of common stock	$-	$339,723
Notes payable converted into shares of common stock	$267,000	$13,159
Convertible notes converted into shares of common stock	$-	$20,501
Customer advance reclassified as note payable	$-	$700,000

See accompanying notes to these financial statements.

AURA SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

February 28, 2021

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. During the fiscal years ended February 28, 2021 and February 29, 2020, the Company incurred net profit of approximately $0.8 million and a loss of approximately $2.6 million, respectively, and had negative cash flows from operating activities of $1.9 million and $0.8 million, respectively. The net profit of $0.8 million in Fiscal 2021 is attributed to recognizing non-operating income associated with the cancellation of certain liabilities due the expiration of the statute of limitations of approximately $3.6 million. In the event the Company is unable to generate profits and is unable to obtain financing for its working capital requirements, it may have to curtail its business further or cease business altogether. These factors raise substantial doubts about the Company’s ability to continue as a going concern.

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

During the next twelve months we expect to increase the Company’s operations and focus on the sale of our AuraGen®®/VIPER products both domestically and internationally and to add to our existing management team. In Fiscal 2021, we completed our relocation of our operations and administrative offices to a new location (see Note 8, Leases), rebuild the engineering and sales teams, and to the extent appropriate, utilize third party contractors to support the operation. We anticipate being able to obtain new sources of funding to support these actions in the upcoming Fiscal year.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

The core principle of ASC 606, Revenue from Contracts with Customers (“ASC 606”), is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying ASC 606, all revenue transactions must be evaluated using a five-step approach to determine the amount and timing of revenue to be recognized. The five-step approach requires (1) identifying the contract with the customer, (2) identifying the performance obligations in the contract, (3) determining the transaction price, (4) allocating the transaction price to the performance obligations in the contract and (5) recognizing revenue when performance obligations are satisfied. Our primary source of revenue is the manufacture and delivery of generator sets used primarily in mobile power applications, which represented 100% of our revenues of approximately $0.1 million and $0.8 million for the fiscal years ended February 28, 2021 and February 29, 2020, respectively. Our principal sales channel is sales to a domestic distributor.

In accordance with ASC 606, we recognize the entirety of the revenue, net of discounts, for our generator sets at time of product delivery to the domestic distributor (i.e. point-in-time), which also corresponds to the passage of legal title to the customer and the satisfaction of our performance obligations to the customer. Our payment terms are cash payment due upon delivery and typically includes a 2% price discount off the selling price in accordance with this policy. Our commercial terms and conditions do not include a right of return for reasons other than a defect in performance or quality. We offer an eighteen-month assurance-type warranty covering material and manufacturing defects, which we account for under the guidance of ASC 460, Guarantees. We have a limited history of shipments, and, as such, we have not recorded a warranty liability on our balance sheets at February 28, 2021 and February 29, 2020, respectively; however, we expect warranty claims to eventually be nil, therefore, we have not delayed the recognition of revenue during Fiscal years 2021 and 2020.

Cash and Cash Equivalents

Cash and equivalents include cash on hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. We have not experienced any losses in such accounts and believe we are not exposed to any significant risk on cash and cash equivalents.

Inventories

Inventories are valued at the lower of cost (first-in, first-out) or market, on an average cost basis. We review the components of inventory on a regular basis for excess or obsolete inventory based on estimated future usage and sales. From Fiscal 2015 through 2019 we minimally operated and therefore only produced minimal product. As a result, while we believed that a portion of the inventory had value, we were unable to substantiate its demand and market value, we fully reserved it as of February 28, 2019

Stock-Based Compensation

The Company accounts for stock-based compensation under the provisions of FASB ASC 718, Compensation – Stock Compensation (“ASC 718”), which requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair value-based method and the recording of such expense in the statements of operations.

The Company accounts for stock option and warrant grants issued and vesting to non-employees, such as consultants and third parties, in accordance with ASC 718, where appropriate, whereas the fair value of the equity-based compensation is based upon the measurement date as determined at the earlier of either (a) the date at which a performance commitment is reached or (b) at the date at which the necessary performance to earn the equity instruments is complete.

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

Operating Leases

The Company adopted ASC Topic 842, Leases (“ASC 842”), in Fiscal 2020, which required that public companies evaluate all operating leases in accordance with ASC 842 and recognize a lease liability on the balance sheet by determining the present value of the remaining lease payments for each lease using a discount rate based on the Company’s incremental borrowing rate. A corresponding right-of-use (“ROU”) asset is also recognized that is subject to amortization over the remaining term of the lease. Throughout Fiscal 2020 and the majority of Fiscal 2021, we did not implement the new guidance to our existing leases because the guidance does not require application of the standard for leases that are less than 12 months with lease renewal unlikely. All of the facility leases were month-to-month with management’s intention of exiting the leases and facilities as soon as practical. In February 2021, we entered into a 66-month facility lease in Lake Forest, CA that began on March 1, 2021, which resulted in the application of ASC 842 for the fiscal year ended February 28, 2021. As of February 28, 2020, we recognized a lease liability and a right-of-use asset of $1.2 million, respectively. During Fiscal 2022 and beyond, we will be applying ASC 842 to this lease and any other operating leases we enter into in the future.

Fair Value of Financial Instruments

The Company determines the fair values of its financial instruments based on a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The classification of a financial asset or liability within the hierarchy is based upon the lowest level input that is significant to the fair value measurement. Under ASC 820, Fair Value Measurement and Disclosures (“ASC 820”), the fair value hierarchy prioritizes the inputs into three levels that may be used to measure fair value:

●	Level 1 – Quoted prices (unadjusted) for identical assets and liabilities in active markets;

●	Level 2 – Inputs other than quoted prices in active markets for identical assets and liabilities that are observable either directly or indirectly; and

●	Level 3 – Unobservable inputs.

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

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740, Income Taxes (“ASC 740”). Under ASC 740, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial statement reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax expense for the period, if any, and the change during the period in deferred tax assets and liabilities.

The Company has significant income tax net operating losses; however, due to the uncertainty of the realizability of the related deferred tax asset and other deferred tax assets, a valuation allowance equal to the amount of deferred tax assets has been established at February 28, 2021 and February 29, 2020.

ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merit.

Earnings (Loss) per Share

The Company applies FASB ASC 260, Earnings per Share (“ASC 260”). Basic earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include additional common shares available upon exercise of outstanding warrants using the treasury stock method, except for periods of operating loss for which no common share equivalents are included because their effect would be anti-dilutive. Diluted earnings per share also includes the dilutive effect of assuming the convertible securities that are outstanding are converted into common shares by applying the conversion rate to the securities’ amounts outstanding and determining which, if any, convertible securities are dilutive. This assumption will add additional shares to the denominator for the diluted number of shares outstanding. The numerator is affected by assuming the accrued interest due to the holders of the convertible securities is no longer applicable, which increases the amount of income in the numerator. The Company determined that all of the convertible securities outstanding at February 28, 2021 were antidilutive to the basic earnings per share and 4,631,500 shares were excluded from the calculation. In addition, 1,040,000 stock options granted under the 2011 Plan (See note 9) and warrants of 5,662,272 were excluded from the calculation of diluted earning per share at February 28, 2021 because they were antidilutive. The following table sets forth the basic and diluted income (loss) per share for the fiscal years ended February 28, 2021 and February 29, 2020:

	Fiscal Year Ended February 28, 2021
	Income	Shares	Per-share
	(Numerator)	(Denominator)	Amount
Basic EPS
Income available to common stockholders	$842,528	61,675,566	$0.01
Effect of Dilutive Securities
Stock Options-2011 Plan	$-	66,288	$-
Dilutive EPS
Income available to common stockholders plus assumed conversions	$842,528	61,741,854	$0.01

	Fiscal Year Ended February 29, 2020
	Income	Shares	Per-share
	(Numerator)	(Denominator)	Amount
Basic EPS
Loss available to common stockholders	$(2,606,866)	54,762,456	$(0.05)
Dilutive EPS
Loss available to common stockholders	$(2,606,866)	54,762,456	$(0.05)

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

Recently Issued Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740) which enhances and simplifies various aspects of the income tax accounting guidance, including requirements such as tax basis step-up in goodwill obtained in a transaction that is not a business combination, ownership changes in investments, and interim-period accounting for enacted changes in tax law. The amendment will be effective for public companies with fiscal years beginning after December 15, 2020; early adoption is permitted. The Company is evaluating the impact of this amendment on its financial statements.

In January 2020, the FASB issued ASU 2020-01, Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) (“ASU 2020-01”), which is intended to clarify the interaction of the accounting for equity securities under Topic 321 and investments accounted for under the equity method of accounting in Topic 323 and the accounting for certain forward contracts and purchased options accounted for under Topic 815. ASU 2020-01 is effective for the Company beginning January 1, 2021. The Company is currently evaluating the effect of adopting this ASU on its consolidated financial statements.

In February 2020, the FASB issued ASU 2020-02, Financial Instruments-Credit Losses (Topic 326) and Leases (Topic 842) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842) which amends the effective date of the original pronouncement for smaller reporting companies. ASU 2016-13 and its amendments will be effective for the Company for interim and annual periods in fiscal years beginning after December 15, 2022. The Company believes the adoption will modify the way the Company analyzes financial instruments, but it does not anticipate a material impact on results of operations. The Company is in the process of determining the effects adoption will have on its financial statements.

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815 – 40), (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The ASU2020-06 amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is evaluating the impact of this guidance on its financial statements.

NOTE 3 – INVENTORIES

Inventories on February 28, 2021 and February 29, 2020 consisted of the following:

	February 28, 2021	February 29, 2020
Raw materials	$91,739	$90,037
Finished goods	$2,427	$-
Total inventory	$94,166	$90,037

Inventories consist primarily of components required for the manufacture of the Company’s AuraGen®/VIPER product.

NOTE 4 – OTHER CURRENT ASSETS AND INVESTMENT IN JOINT VENTURE

Other current assets of approximately $115,000 on February 28, 2021 consist of vendor advances of $37,400, employee salary draws of $63,500 and prepaid expenses of $14,300. On February 29, 2020, other current assets consisted of unamortized prepaid expense of $1,487.

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

NOTE 5 – NOTES PAYABLE

Notes payable as of February 28, 2021 and February 29, 2020 consisted of the following:

Non-Related Party Promissory Notes	February 28, 2021	February 29, 2020
Demand promissory notes payable with 1 individual, carrying an interest rate of 10% (see Demand Promissory Notes below)	$10,000	$768,537
Messrs. Abdou notes payable	120,181	215,181
U.S. Payroll Protection Plan loan program	74,405	-
U.S. Small Business Administration-Economic Injury Disaster Loan	153,668	-
Total Demand and Notes Payable	358,254	983,718
Convertible Promissory Note originally dated August 10, 2012, due January 11, 2023, convertible into shares of our common stock at a price of $0.76 per share, carrying interest rate of 5%. See Convertible Promissory Notes – Dalrymple August 2012 for further details.	264,462	264,462
Convertible Promissory Note originally dated October 2, 2012, due January 11, 2023, convertible into shares of our common stock at a price of $0.76 per share, carrying interest rate of 5%. See Convertible Promissory Notes – Dalrymple October 2012 for further details.	133,178	133,178
Senior secured convertible notes originally dated May 7, 2013, due January 11, 2023, convertible into shares of our common stock at a price of $0.75 per share, carrying interest rate of 5%. See Convertible Debt – Kenmont Capital Partners, LPD Investments and Guenther for further details.	945,825	945,825
Senior secured convertible notes originally dated June 20, 2013, due January 11, 2023, convertible into shares of our common stock at a price of $0.50 per share, carrying interest rate of 5%. See Convertible Debt – Dresner and Lempert for further details.	59,506	59,506
Total Convertible Promissory Notes	1,402,971	1,402,971
Accrued Interest - notes payable	239,038	498,698
Total Non-Related Party	2,000,263	2,885,387

Notes Payable-Related Party
Convertible Note payable – related party, carrying an interest rate of 5% - see Note 6, Breslow Note, for further details	3,000,000	3,000,000
Kopple Notes Payable-related party, see Kopple Notes, Note 6 below:	11,317,788	10,494,933
Mel Gagerman Notes Payable, see Gagerman, Note 6 below:	147,226	138,526
On November 20, 2019, the Company entered into a preliminary agreement with Jiangsu Shengfeng, the Company’s Chinese joint venture. Payment terms consist of a non-interest bearing promissory note and a payment plan pursuant to which the $700,000 is paid over a 12-month period beginning March 15, 2020 through February 15, 2021.	700,000	700,000
Accrued Interest - notes payable- related party.	412,911	262,911
Total Related Party	15,577,925	14,596,371
Total notes payable and accrued interest	17,578,188	17,481,758
Less: Current portion	$(13,015,295)	$(13,078,787)
Long-term portion	$4,562,893	$4,402,971

Demand Promissory Notes and Notes Payable

Demand promissory notes as of February 28, 2021 and February 29, 2020 are for one and four individuals, respectively, issued in September 2015 that are payable on demand with an interest rate of 10% per annum. As of February 28, 2021, the one individual is for the principal amount owed to the Mr. Zeitlin, a former director of the Company, of $10,000.

In the year ended February 28, 2021, $758,537 of demand notes principal and $385,349 of accrued interest were reversed as the related statute of limitations were determined to have expired. This reversal resulted in an aggregate reduction of current liabilities of $1,143,886, the recording of an issuance of 192,641 shares of common stock on the Balance Sheet as of February 28, 2021, and the recognition of $871,887 as gain on extinguishment of debt on the Statements of Operations for the year ended February 28, 2021.

Abdou and Abdou

On June 20, 2013, the Company entered into an agreement with two individuals, Mr. M. Abdou and Mr. W. Abdou, for the sale of $125,000 of secured convertible notes payable (the “Notes”) and warrants. The Notes had a 1-year maturity date and were convertible into shares of common stock at the conversion price of $0.50 per share. The warrants were subsequently exercised. The Company recorded $24,470 as a discount, which has been fully amortized. There is a remaining balance of $125,000 as of February 28, 2019. In 2016, the Company and the Company’s former Chief Executive Officer, Melvin Gagerman, were named among several other defendants in a lawsuit filed by Messrs. Abdou demanding repayment of loans totaling $125,000 plus accrued interest and exemplary damages. In January 2017, the Company entered into an agreement with all secured creditors other than Mr. W. Abdou and Mr. M. Abdou. In September 2018, the court entered a judgment of approximately $235,000 plus legal fees of in favor of the Messrs. Abdou. The Company subsequently appealed this judgment and, in September 2019, reached a settlement agreement with these creditors for a principal amount of $325,000, of which approximately $120,000 and $215,000 were outstanding as of February 28, 2021 and February 29, 2020, respectively.

Paycheck Protection Plan Loan

During April 2020, the Company ceased operations for approximately 6 weeks in compliance with State of California and the County of Orange public health pronouncements associated with the COVID-19 pandemic. On April 23, 2020, we obtained a Paycheck Protection Program (“PPP”) loan in the amount of approximately $74,400 pursuant to the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). Interest on the loan is at the rate of 1% per year, and all loan payments are deferred for six months, at which time the balance is payable in 18 monthly installments if not forgiven in accordance with the CARES Act and the terms of the promissory note executed by the Company in connection with the loan. The promissory note contains events of default and other provisions customary for a loan of this type. As required, the Company used the PPP loan proceeds for payroll, healthcare benefits, rent and other qualifying expenses. The program provides that the use of PPP Loan amount shall be limited to certain qualifying expenses and may be partially or wholly forgiven in accordance with the requirements set forth in the CARES Act. While we intend to apply for the forgiveness of the PPP Loan, there is no assurance that we will obtain forgiveness of the PPP Loan in whole or in part (See Note 13 in which we were notified of PPP loan forgiveness in April 2021). As of February 28, 2021, $8,166 was classified as notes payable, non-current and $66,239 was classified as part of notes payable, current portion.

Economic Injury Disaster Loan

Entities negatively impacted by the COVID-19 pandemic were eligible to apply for loans sponsored by the United States Small Business Administration (“SBA”) Economic Injury Disaster Loan (“EIDL Loan”) program. On July 1, 2020, the Company received cash proceeds of $149,900 under this program. The proceeds can be used to fund payroll, healthcare benefits, rent and other qualifying expenses, and the loan is not subject to a loan forgiveness provision. The standard EIDL Loan repayment terms include interest accrues at 3.75% per annum effective July 1, 2020; the payment schedule contains a one-year deferral period on initial principal and interest payments; the loan term is thirty years; The Company pledged the assets of the Company as collateral for the loan; and there is no prepayment penalty or fees. As of February 28, 2021, the amount outstanding including accrued interest of $3,768 is $153,668 and is classified as part of notes payable, non-current on the February 28, 2021 balance sheet.

Convertible Notes Payable

Kenmont Capital Partners

On May 7 and September 25, 2013, the Company entered into Securities Purchase Agreements for senior convertible notes in the aggregate amount of approximately $1,807,000 (“New Kenmont Notes”) and warrants to Kenmont Capital Partners LP. The New Kenmont Notes had a 1-year maturity date and were convertible into shares of common stock at the conversion price of $0.75 per share. The warrants were subsequently exercised. On October 31, 2016, the Securities Purchase Agreements were amended and restated to include a provision for mandatory redemption in which 80% of the principal and accrued interest amount of approximately $2,750,000, or approximately $2,200,000, was converted into common shares at a conversion price of $0.75 per share. There was a remaining balance of $549,954 as of February 28, 2021 and February 29, 2020, respectively.

LPD Investments

On May 7, 2013, the Company transferred 2 note payables with a total principal value of $550,000 together with accrued interest to a senior secured convertible note with a principal value of $558,700 (“New LPD Note”) and warrants to LPD Investments, Ltd. The New LPD Note had a 1-year maturity date and was convertible into shares of common stock at the conversion price of $0.75 per share. The warrants were subsequently exercised. The Company recorded $175,793 as a discount, which has been fully amortized. There is a remaining balance of $163,677 as of February 28, 2021 and February 29, 2020, respectively.

Guenther

On May 7, 2013, the Company entered into an agreement with an individual, Mr. Guenther, for the sale of $750,000 of secured convertible note payable (the “Note”) and warrants. The Note had a 1-year maturity date and was convertible into shares of common stock at the conversion price of $0.75 per share. The warrants entitle the holder to acquire 1,000,000 shares and have an initial exercise price of $0.75 per share and have a 7-year term. The Company recorded $235,985 as a discount, which has been fully amortized. There is a remaining balance of $232,194 as of February 28, 2021 and February 29, 2020, respectively.

Dresner and Lempert

On June 20, 2013, the Company entered into an agreement with two individuals, Mr. Dresner and Dr. Lempert, for the sale of $200,000 of secured convertible notes payable (the “Notes”) and warrants. The Notes had a 1-year maturity date and were convertible into shares of common stock at the conversion price of $0.50 per share. The warrants were subsequently exercised. The Company recorded $39,152 as a discount, which has been fully amortized. During Fiscal 2020, Dr. Lempert converted his share of the amount outstanding into common shares and the balance outstanding of $59,506 as of February 28, 2021 and February 29, 2020, respectively, is for Dresner exclusively.

Dalrymple – August 2012

On August 10, 2012, the Company entered into an agreement with an individual, Mr. Dalrymple, for the sale of $1,000,000 of unsecured Convertible Promissory Note. The Convertible Promissory Note balance together with all accrued interest thereon was due and payable on August 10, 2017 and the annual interest rate was 7% per annum and was due to be repaid 5 years from the closing date. On January 11, 2018, the note was renegotiated with a final payment date of January 11, 2023 with an annual interest rate of 5%. The Company recorded $310,723 as a debt discount, which will be amortized over the life of the note. There is a remaining balance of $264,462 as of February 28, 2021 and February 29, 2020, respectively.

Dalrymple – October 2012

On October 2, 2012, the Company entered into an agreement with an individual, Mr. Dalrymple, for the sale of $500,000 of unsecured Convertible Promissory Note. This Convertible Promissory Note balance together with all accrued interest thereon was due and payable on October 2, 2017 and the annual interest rate was 7% per annum and was due to be repaid 5 years from the closing date. On January 11, 2018, the note was renegotiated with a final payment date of January 11, 2023 with an annual interest rate of 5%. The Company recorded $137,583 as a debt discount, which will be amortized over the life of the note. There is a remaining balance of $133,178 as of February 28, 2021 and February 29, 2020, respectively.

On January 30, 2017, the Company entered into an agreement entitled First Amendment to Transaction Documents with five of seven secured creditors holding a security interest in all of the Company’s assets except for its patents and other intellectual properties. All of the creditors entered into the January 30, 2017 agreement with the exception of Mr. W. Abdou and Mr. M. Abdou. The original agreement dated May 7, 2013 provided that if at least 75% of the stock issuable upon conversion of the convertible notes votes to amend the agreement and/or waive any conditions or defaults, then any such amendments or waivers shall be binding on all secured creditors. The five secured creditors signing the amendment total in excess of 95% of the issuable stock upon conversion and, therefore the agreement is binding on all seven of the secured creditors. The agreement provided that all accrued and unpaid interest will be added to the principal amount. The amended note provided for no interest from November 1, 2016 to February 14, 2018, the date at which the 1-for-7 reverse stock split became effective at which time 80% of the total debt including accrued interest was converted into shares of common stock and a new five year 5% per annum convertible note was issued for the remainder. The new amended and restated senior convertible notes have a maturity date of January 30, 2022. The five creditors and the Company entered into a Second Amendment to Transaction Documents on March 14, 2017 and a Third Amendment to Transaction Documents on April 8, 2017, both of which extended the required date of the stockholder approval of the 1-for-7 reverse stock split, which approval was obtained in January 2018. The amended and restated senior convertible notes also require the Company to make a “Required Cash Payment” as defined in the agreement if the Company receives at least $4,000,000 in aggregate gross proceeds from the sale of equity securities (including securities convertible into equity securities) of the Company in one or a series of related transactions. The Required Cash Payment is equal to the current outstanding balance of the notes, which was approximately $1,005,000 as of February 28, 2021 and February 29, 2020, respectively, plus any outstanding accrued interest.

NOTE 6 – RELATED PARTIES TRANSACTIONS

Notes payable-related party, non-current - $3,000,000 on the balance sheets as of February 28, 2021 and February 29, 2020, respectively, consists of the Breslow Note as described below:

Breslow Note

On January 24, 2017, the Company entered into a Debt Refinancing Agreement with Mr. Breslow, a former Director of the Company. Pursuant to the agreement, both Mr. Breslow and the Company acknowledged that total debt owed to Mr. Breslow was $23,872,614 including $8,890,574 of accrued interest. Mr. Breslow agreed to cancel and forgive all interest due, waive all events of default and sign a new five-year convertible note in the amount of $14,982,041 providing for no interest for six months and interest of 5% per annum thereafter payable monthly in arrears. The note also provides various default provisions. In accordance with the agreement, on February 14, 2018, the effective date of the 1-for-7 reverse stock split, $11,982,041 of the note was converted into 7,403,705 shares of common stock and the then accrued interest of $9,388,338 was forgiven. A new $3,000,000 convertible five-year note representing the remaining balance was entered into at a conversion rate of $1.40. The note bears interest at a rate of 5% per annum payable monthly in arrears with accrued interest of $412,911 and $262,911 recorded as accrued interest-related party (see Note 4) as of February 28, 2021 and February 29, 2020, respectively.

Notes payable and accrued interest-related party, current - $12,165,015 and $11,333,960 on the balance sheets as of February 28, 2021 and February 29, 2020, respectively, consists of the Kopple Notes, the Gagerman Note and the Jiangsu Shengfeng Note as set forth below:

Kopple Notes

As of February 28, 2021, and February 29, 2020, the principal amount owed to Robert Kopple (former Vice-Chairman of our Board) of $5,607,323 was unchanged. As of February 28, 2021, accrued interest of $5,710,465 was owed to Mr. Kopple for a total balance of $11,317,788. As of February 29, 2020, accrued interest of $4,887,611 was owed to Mr. Kopple for a total balance of $10,494,934.

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

Gagerman Note

On February 28, 2021, the Gagerman note consisted of $82,000 of unsecured note payable plus accrued interest of $65,226 for a total owed to Gagerman of $147,226, the Company’s former CEO and CFO, pursuant to a demand note entered into on April 5, 2014. Interest accrues at 10% per annum. On February 29, 2020, the amount owed to Gagerman was $138,526.

Jiangsu Shengfeng Note

On November 20, 2019, the Company entered into a preliminary agreement with Jiangsu Shengfeng, the Company’s Chinese joint venture, to return $700,000 previously advanced to the Company in September 2018 and recorded as part of customer advance on the balance sheet as of February 28, 2019. Following this agreement which would consists of a non-interest-bearing promissory note and a payment plan pursuant to which the $700,000 would be paid over a 12-month period. Principal loan amount on February 28, 2021 and February 29, 2020 was $700,000, respectively, and is classified as part of notes payable and accrued interest-related party, current on the balance sheets as of February 28, 2021 and February 29, 2020.

NOTE 7 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities on February 28, 2021 and February 29, 2020 consisted of the following:

	February 28, 2021	February 29, 2020
Accrued payroll and related expenses	547,412	$1,868,928
Accrued payroll - related party	-	1,008,328
Customer advances	440,331	440,331
Accrued interest	239,038	498,698
Accrued interest-related party	412,911	262,911
Operating lease liability	110,587	-
Other accrued expenses	88,747	77,362
	$1,839,026	$4,156,557

Accrued payroll and related expenses consist primarily of salaries and vacation time accrued but not paid to employees due to our lack of financial resources. Customer advances, which represent advanced payments received by the Company in connection with future product deliveries in the amount of approximately $440,000 at February 28, 2021 and February 29, 2020, respectively. Accrued interest consists of amounts due (see Note 5) to holders of convertible promissory notes of $1.4 million and for demand and other promissory notes of approximately $0.4 million. The accrued interest-related party is related to principal amount due to Mr. Breslow of $3.0 million as of February 28, 2021 (see Note 6). The operating lease liability of approximately $111,000 is the current portion of the lease liability recognized in accordance with ASC 842 (see Note 8).

NOTE 8 – COMMITMENTS & CONTINGENCIES

Leases

During Fiscal 2020 and 2021, our facilities consisted primarily of approximately 20,000 square feet in Stanton, California and an additional storage facility in Santa Clarita, California. Effective February 28, 2021, we vacated the Stanton facility and consolidated our administrative offices, operations including warehousing within a 17,700 square foot facility in Lake Forest, California under a 66-month rental agreement covering March 1, 2021 through August 31, 2026, with an initial monthly rental rate of approximately $22,000 increasing to a monthly rate of approximately $26,000 in 2026. The Stanton facility previously was used for final assembly and testing of AuraGen®/VIPER systems under a month-to-month rental agreement for $10,000 per month. The monthly rent for the Santa Clara storage facility that was terminated effective July 31, 2020 was also under a month-to-month rental agreement for $5,000 per month. Following the exit from the Santa Clarita facility to February 28, 2021, we rented temporary storage space through February 28, 2021 for approximately $2,500 per month. At February 28, 2021, in accordance with ASC Topic 842, we recognized a ROU asset and an operating lease liability of approximately $1.2 million, respectively, of which approximately $0.1 million was classified as a current liability and $1.1 million as non-current liability at February 28, 2021. The lease liability is determined by discounting the future lease payments under the lease terms and applying a 10% per annum discount rate to arrive at the current lease liability. Operating expenses estimated to be approximately $4,000 per month are considered a variable lease component and excluded from the determination of the ROU asset and the lease liability. Other operating expenses, such as utilities and property taxes, are similarly excluded in the calculation of the ROU as they do not represent goods and services provided by the lessor under the terms of the lease.

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

The Company is presently engaged in a dispute with one of its former directors, Robert Kopple, relating to approximately $11.3 million (representing approximately $5.4 million loaned to the Company over the course of 2013 to 2016; approximately $170,000 Mr. Kopple claims to have advanced or paid to third parties on Aura’s behalf; and approximately $5.7 million Mr. Kopple claims to be owed for interest, loan fees and late payment charges) and approximately 3.33 million warrants which Mr. Kopple claims to be owed to him and his affiliates by the Company. In July 2017, Mr. Kopple filed suit against the Company as well as against current director Mr. Diaz-Verson and former directors Mr. Breslow and Mr. Howsmon, as well as Mr. Gagerman, our former CEO and a former director, in connection with these allegations. In 2018, the Court sustained demurrers by Mr. Diaz-Verson, Mr. Breslow, Mr. Howsmon and Mr. Gagerman and as a result of these successful demurrers, all four of these defendants have been dismissed from the suit. While the Company believes that it has certain valid defenses in these matters, the Company is currently in settlement discussions with Mr. Kopple. However, to-date, no settlement has been reached in large part because Mr. Kopple continues to demand that as part of any such settlement, he receive unilateral control over significant aspects of the Company’s financial and management functions such as, but not limited to, the right to unilaterally direct the Company’s ordinary business expenditures and requiring the Company to seek his approval for the hiring of nearly all personnel, all to the exclusion of the Company’s management team and stockholder-elected Board of Directors. The Company believes that allowing Mr. Kopple such level of operational control over the Company without any accountability would be highly detrimental to the Company and is incompatible with the Board of Directors’ duties to shareholders and creditors as a whole.

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

NOTE 9 – STOCKHOLDERS’ DEFICIT

Common Stock

On February 28, 2021 and February 29, 2020, the Company had 150,000,000 shares of $0.0001 par value common stock authorized for issuance. During the year ended February 28, 2021, the Company issued a total of approximately 14.7 million shares of common stock, of which 14.1 million shares were issued for cash totaling approximately $2.1 million and the remainder of 0.6 million shares for settlement of debt totaling $371,000. During the year ended February 29, 2020, the Company issued 2.5 million shares of common stock for cash totaling $525,000, 1.2 million shares for settlement of debt of $366,000, $50,000 shares of common stock for services rendered to the Company of $10,000 and a cancellation of 1.1 million shares outstanding in October 2019 in connection with a settlement agreement.

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

Activity in the 2006 Plan is as follows for the fiscal years ended February 28, 2021 and February 29, 2020:

	Number of Shares	Exercise Price	Weighted Average Intrinsic Value
Outstanding, February 28, 2019	647,000	$1.40	$-
Granted	-	-	-
Exrecised	-	-	-
Cancelled	(647,000)	1.40	-
Outstanding, February 29, 2020	-	$-	$-
Granted	-	-	-
Exrecised	-	-	-
Cancelled	-	-	-
Outstanding, February 28, 2021	-	$-	$-

During Fiscal 2020, the remaining 647,000 stock options as of February 29, 2020 expired unexercised at an exercise price of $1.40 per option.

Activity in the 2011 Plan for issued and outstanding options during Fiscal 2021 and 2020 is as follows:

	Number of Shares	Exercise Price	Weighted Average Intrinsic Value
Outstanding, February 28, 2019	1,125,715	$1.40	$-
Granted	-	1.40	-
Exrecised	-	-	-
Cancelled	(85,714)	1.40	-
Outstanding, February 29, 2020	1,040,001	$1.40	$-
Granted	1,250,000	0.25	125,000
Exrecised	-	-	-
Cancelled	-	-	-
Outstanding, February 28, 2021	2,290,001	$0.77	$125,000

The exercise prices and information related to options under the 2011 Plan outstanding on February 28, 2021 is as follows:

Range of Exercise Price	Stock Options Outstanding	Stock Options Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price of Warrants Outstanding	Weighted Average Exercise Price of Warrants Exercisable
$0.25 to $1.40	2,290,001	2,290,001	2.99 yrs.	$0.77	$0.77

On March 19, 2020, the Board of Directors approved the grant of 250,000 options to each of the five current members of the Board under the Company’s 2011 Director and Executive Officers Stock Option Plan, in the aggregate amount of 1,250,000 options. These options bear an exercise price of $0.25 per option and are exercisable for a period of five years, subject to earlier termination per the terms of the 2011 Director and Executive Officers Stock Option Plan. The closing price of the Company’s common stock on the date of grant was $0.16. A fair value of $193,750, or $0.155 per option, was determined by applying the Black-Scholes-Merton option valuation model using a volatility rate of 225%, a risk-free interest rate of 0.57%, expected term of 4 years and an equity fair value on the date of grant of $0.16. The fair value of $193,750 was recorded as selling, general and administrative expense on the Statement of Operations for the year ended February 28, 2021.

Warrants

	Number of Shares	Exercise Price
Outstanding, February 28, 2019	6,365,272	$1.40
Granted	10,000	1.40
Exrecised	-	-
Cancelled	(558,333)	1.40
Outstanding, February 29, 2020	5,816,939	$1.40
Granted		-
Exrecised	-	-
Cancelled	(154,667)	1.40
Outstanding, February 28, 2021	5,662,272	$1.40

The 10,000 warrants granted in Fiscal 2020, fully vested, with an exercise price of $1.40, and expiring after five years, to three investors who were issued 250,000 shares in exchange for $50,000 of cash. A fair value of $2,668 was determined by applying the Black-Scholes-Merton option valuation model using a volatility rate of 246%, a risk-free interest rate of 1.76%, expected term of 4 years and a range of equity fair values on the dates of grant of $0.258 to $0.30.

The exercise prices and information related to the warrants under the 2011 Plan outstanding on February 28, 2021 is as follows:

Range of Exercise Price	Stock Warrants Outstanding	Stock Warrants Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price of Warrants Outstanding	Weighted Average Exercise Price of Warrants Exercisable
$1.40	5,662,272	5,662,272	1.73 yrs.	$1.40	$1.40

At February 28, 2021, the weighted average intrinsic value for the stock warrants outstanding is zero.

NOTE 10 – INCOME TAXES

The Company recorded an income tax expense of $800 attributable to the Fiscal 2021 state franchise taxes being unpaid. In Fiscal 2020, the Company recorded a total of $4,000 in unpaid state franchise taxes for fiscal years 2016 to 2020.

	2021	2020
Current:
Federal	$-	$5,880
State	800	4,000
Total	800	9,880

Deferred:
Federal	-	-
State	-	-
Total	$-	$-

Total Provision	$800	$9,880

The Company has provided full valuation allowance for the deferred tax assets on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the near future.

	2021	2020
Expected tax benefit	21%	21%
State tax benefit, net of federal benefit	7%	7%
Changes in valuation allowance	-28%	-28%
Total	0%	0%

The following table summarizes the significant components of our deferred tax asset at February 28, 2021 and February 29, 2020:

	2021	2020
Deferred tax asset
Primarily relating to net operating loss carry-forwards, but also reserves for inventory and accounts receivable, stock-based compensation and other	$38,104,000	$40,984,000
Valuation allowance	(38,104,000)	(40,984,000)
Net deferred tax asset	$-	$-

We recorded an allowance of 100% for deferred tax assets due to the uncertainty of its realization.

At February 28, 2021, we had operating loss (NOL) carry-forwards of approximately $167,200,000 for federal purposes, of which $164,600,000 may be available to reduce future years’ taxable income through 2037, and $2,600,000 may be available to offset future taxable income indefinitely. There is approximately $42,800,000 for state purposes, which expire through 2039.

We follow FASB ASC 740 related to uncertain tax positions. Under FASB ASC 740, the impact of an uncertain tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. At February 28, 2021 and February 29, 2020, we have no unrecognized tax benefits.

Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of February 28, 2021, and February 29, 2020, we have no accrued interest and penalties related to uncertain tax positions.

We are subject to taxation in the U.S. and California. Our tax years for 2014 and forward are subject to examination by our tax authorities. We are not currently under examination by any tax authority.

The Company has failed to file its California tax returns for the years ended February 28, 2015 thru February 28, 2021 due to its inability to pay the minimum annual franchise tax payment of $800. The tax provision for Fiscal 2020 includes an accrual for the California minimum franchise tax amounts for five-years from 2016 to 2021, or $4,800.

NOTE 11 – EMPLOYEE BENEFIT PLANS

The Company had previously sponsored two employee benefit plans: The Employee Stock Ownership Plan (the “ESOP”) and a 401(k) plan. Neither of these plans is active nor being funded.

NOTE 12 – NON-RECURRING TRANSACTIONS

During Fiscal 2021, the Company recorded non-recurring transactions due primarily to the cancellation of liabilities following the expiration of the statute of limitations on such debt. Notes payable and accrued interest of approximately $877,000 were cancelled on debt previously reported as owed to McCleod ($692,000), Veen ($134,000) and Sook ($51,000) and recorded as a gain on extinguishment of debt in the Statement of Operations for Fiscal 2021. Other income for Fiscal 2021 of approximately $2,720,000 consists primarily of the cancellation of accrued payroll of $2,345,000 and accounts payable of $339,000 due to the expiration of the statute of limitations on such debt. Included in other income was a legal settlement of $46,000.

NOTE 13 – SUBSEQUENT EVENTS

During April 2021, the Company received notification that the Payroll Protection Plan (“PPP”) loan in the principal amount of $74,405 was forgiven. On April 23, 2020, we obtained this PPP loan pursuant to the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). Interest on the loan is at the rate of 1% per year, and all loan payments are deferred for six months, at which time the balance is payable in 18 monthly installments if not forgiven in accordance with the CARES Act and the terms of the promissory note executed by the Company in connection with the loan.