Form 10-Q
period 2021-05-31
AURA SYSTEMS INC
filed 2021-07-15
CIK 826253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

AURA SYSTEMS, INC.

(Exact name of Registrant as specified in its charter)

Delaware	95-4106894
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

20431 North Sea Circle

Lake Forest, CA 92630

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding July 12, 2021
Common Stock, par value $0.0001 per share	72,988,343 shares

AURA SYSTEMS, INC.

i

ITEM 1. FINANCIAL STATEMENTS

AURA SYSTEMS, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	May 31, 2021	February 28, 2021
Assets
Cash and cash equivalents	$187,702	$390,702
Inventory	124,529	94,166
Other current assets	91,751	115,202
Total current assets	403,982	600,070
Fixed Assets, net	30,620	14,870
Right-of-use asset	1,127,670	1,168,053
Deposit	159,595	159,595
Total assets	$1,721,868	$1,942,589

Liabilities & Shareholders’ Deficit
Current liabilities
Accounts payable	$1,892,923	$1,880,172
Accrued expenses	1,529,273	1,288,107
Customer advances	440,331	440,331
Operating lease liability	160,742	110,587
Notes payable, current portion	100,181	198,331
Notes payable and accrued interest-related party	12,374,486	12,165,015
Total current liabilities	16,497,936	16,082,543
Convertible note payable-related party	3,000,000	3,000,000
Notes payable, non-current	246,360	159,922
Convertible notes payable	1,402,971	1,402,971
Operating lease liability, non-current	1,003,897	1,046,902
Total liabilities	22,151,163	21,692,339

Commitments and contingencies (Note 7)	-	-

Shareholders’ deficit
Common stock: $0.0001 par value; 150,000,000 shares authorized at May 31, 2021 and February 28, 2021; 72,972,775 and 71,107,442 issued and outstanding at May 31, 2021 and February 28, 2021, respectively.	7,297	7,111
Additional paid-in capital	446,555,737	446,126,638
Accumulated deficit	(466,992,329)	(465,883,499)
Total shareholders’ deficit	(20,429,295)	(19,749,750)
Total liabilities and shareholders’ deficit	$1,721,868	$1,942,589

The accompanying notes are an integral part of these unaudited financial statements.

AURA SYSTEMS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three-Months Ended
	May 31, 2021	May 31, 2020
Net revenue	$23,937	$48,633
Cost of goods sold	49,311	40,393
Gross profit (loss)	(25,374)	8,240
Operating expenses
Engineering, research & development	80,595	33,994
Selling, general & administration	812,681	343,559
Total operating expenses	893,276	377,553
Loss from operations	(918,650)	(369,313)
Other (income) expense:
Interest expense, net	269,575	289,688
Gain on debt settlement	(4,292)	(46,000)
Forgiveness of PPP loan	(75,104)	-
Other income	-	(7,000)
Loss before tax provision	(1,108,829)	(606,001)
Income tax provision	-	-
Net loss	$(1,108,829)	$(606,001)

Basic and diluted loss per share	$(0.02)	$(0.01)
Basic and diluted weighted-average shares outstanding	71,932,398	57,072,794

See accompanying notes to these unaudited financial statements.

AURA SYSTEMS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three-Months Ended
	May 31, 2021	May 31, 2020
Net loss	$(1,108,829)	$(606,001)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation	772	-
Gain on write-off of liabilities	(4,292)	-
Forgiveness of PPP loan	(75,104)	-
Stock-based compensation expense	146,284	77,599
Changes in working capital assets and liabilities:
Inventory	(30,363)	931
Other current assets	23,452	1,070
Accounts payable and accrued expenses	199,562	55,742
Accrued interest on notes payable	270,274	289,622
Operating lease liability	47,532	-
Cash used in operating activities	(530,713)	(181,037)

Cash used in investing activities:
Purchase of property, plant and equipment	(16,522)	-

Cash flows from financing activities:
Issuance of common stock	283,000	235,000
Payments of notes payable	(30,000)	(10,000)
Proceeds from Federal PPP loans	91,235	74,405
Cash provided by financing activities	344,235	299,405

Net increase (decrease) in cash and cash equivalents	(202,999)	118,368
Beginning cash	390,702	19,807
Ending cash	$187,702	$138,174

Cash paid in the period for:
Interest	$-	$-
Income taxes	$-	$-

See accompanying notes to these unaudited financial statements.

AURA SYSTEMS, INC.

CONDENSED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(Unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Deficit
Balance, February 29, 2020	56,400,874	$5,639	$443,417,452	$(466,726,027)	$(23,302,937)
Shares issued for cash	1,358,333	135	234,865	-	235,000
Stock-based compensation expense	-	-	77,599	-	77,599
Net loss	-	-	-	(606,001)	(606,001)
Balance, May 31, 2020	57,759,207	$5,774	$443,729,916	$(467,332,029)	$(23,596,339)

Balance, February 28, 2021	71,107,442	$7,111	$446,126,638	$(465,883,499)	$(19,749,750)
Shares issued for cash	1,865,333	186	282,815	-	283,001
Stock-based compensation expense	-	-	146,284		146,284
Net loss	-	-	-	(1,108,829)	(1,108,829)
Balance, May 31, 2021	72,972,775	$7,297	$446,555,737	$(466,992,328)	$(20,429,295)

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

The Company uses the same accounting policies in preparing quarterly and annual financial statements. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended February 28, 2021 (“Fiscal 2021”) filed with the Securities and Exchange Commission (“SEC”) on June 1, 2021 (“2021 Form 10-K.”).

Our fiscal year ends on the last day of February. Accordingly, the current fiscal year is ending on February 28, 2022; we refer to the current fiscal as Fiscal 2022. The prior fiscal year is Fiscal 2021.

Significant Accounting Policies

For a detailed discussion about the Company’s significant accounting policies, refer to Note 2 — “Summary of Significant Accounting Policies,” in our financial statements included in Company’s 2021 Form 10-K.

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. During the three-month period ended May 31, 2021, the Company reported a net loss of approximately $1.1 million and negative cash flows from operating activities of $0.5 million, respectively. In the event the Company is unable to generate profits and is unable to obtain financing for its working capital requirements, it may have to curtail its business further or cease business altogether. These factors raise substantial doubts about the Company’s ability to continue as a going concern.

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

During the next twelve months we intend to continue to attempt to increase the Company’s operations and focus on the sale of our AuraGen®®/VIPER products both domestically and internationally and to add to our existing management team. In addition, we plan to complete the move to our new facility for operations, rebuild the engineering and sales teams, and to the extent appropriate, utilize third party contractors to support the operation. We anticipate being able to obtain new sources of funding to support these actions in the upcoming fiscal year.

NOTE 3 – NOTES PAYABLE

Non-related party and related party notes payable principal and accrued interest amounts consisted of the following:

Non-Related Party Promissory Notes (see below)	May 31, 2021	February 28, 2021
Demand promissory notes payable with Mr. Zeitlen as of May 31, 2021 and February 22, 2021, respectively, carrying an interest rate of 10% (see Demand Promissory Notes below)	$10,000	$10,000
Messrs. Abdou note payable	90,181	120,181
U.S. Payroll Protection Plan loan program	91,235	74,405
U.S. Small Business Administration-Economic Injury Disaster Loan	155,125	153,668
Total Demand and Notes Payable	346,541	358,254

Convertible Promissory Note originally dated August 10, 2012, due January 11, 2023, convertible into shares of our common stock at a price of $0.76 per share, carrying interest rate of 5%. See Convertible Promissory Notes – Dalrymple August 2012 for further details.	264,462	264,462
Convertible Promissory Note originally dated October 2, 2012, due January 11, 2023, convertible into shares of our common stock at a price of $0.76 per share, carrying interest rate of 5%. See Convertible Promissory Notes – Dalrymple October 2012 for further details.	133,178	133,178
Senior secured convertible notes originally dated May 7, 2013, due January 11, 2023, convertible into shares of our common stock at a price of $0.75 per share, carrying interest rate of 5%. See Convertible Debt – Kenmont Capital Partners, LPD Investments and Guenther for further details.	945,825	945,825
Senior secured convertible notes originally dated June 20, 2013, due January 11, 2023, convertible into shares of our common stock at a price of $0.50 per share, carrying interest rate of 5%. See Convertible Debt – Dresner and Lempert for further details.	59,506	59,506
Total Convertible Promissory Notes	1,402,971	1,402,971

Accrued Interest - convertible, demand and notes payable	259,180	239,038
Total Non-Related Party	2,008,692	2,000,263

Notes Payable-Related Party
Convertible Note payable and accrued interest – related party, carrying an interest rate of 5% - see Note 6, Breslow Note, for further details	3,450,719	3,412,911
Kopple Notes Payable-related party, see Kopple Notes, Note 6:	11,525,192	11,317,787
Mel Gagerman Note Payable, see Gagerman, Note 6:	149,294	147,227
On November 20, 2019, the Company entered into a preliminary agreement with Jiangsu Shengfeng, the Company’s Chinese joint venture. Payment terms consist of a non-interest bearing promissory note and a payment plan pursuant to which the $700,000 is paid over a 12-month period beginning March 15, 2020 through February 15, 2021.	700,000	700,000
Total Related Party	15,825,204	15,577,925
Total notes payable and accrued interest	17,833,896	17,578,188
Less: Current portion	$(13,184,565)	$(13,015,295)
Long-term portion	$4,649,331	$4,562,893

Demand Promissory Note

Demand promissory note in the amount of $10,000 as of May 31, 2021 and February 28, 2021 is for Mr. Zeitlen, a former director of the Company, issued in September 2015, with an interest rate of 10% per annum.

Abdou and Abdou

On June 20, 2013, the Company entered into an agreement with two individuals, Mr. M. Abdou and Mr. W. Abdou, for the sale of $125,000 of secured convertible notes payable (the “Notes”) and warrants. The Notes had a 1-year maturity date and were convertible into shares of common stock at the conversion price of $0.50 per share. The warrants were subsequently exercised. The Company recorded $24,470 as a discount, which has been fully amortized. There is a remaining balance of $125,000 as of February 28, 2019. In 2016, the Company and the Company’s former Chief Executive Officer, Melvin Gagerman, were named among several other defendants in a lawsuit filed by Messrs. Abdou demanding repayment of loans totaling $125,000 plus accrued interest and exemplary damages. In January 2017, the Company entered into an agreement with all secured creditors other than Mr. W. Abdou and Mr. M. Abdou. In September 2018, the court entered a judgment of approximately $235,000 plus legal fees of in favor of the Messrs. Abdou. The Company subsequently appealed this judgment and, in September 2019, reached a settlement agreement with these creditors for a principal amount of $325,000, of which approximately $90,000 and $120,000 were outstanding as of May 31 and February 28, 2021, respectively.

Paycheck Protection Plan Loans

During April 2020, the Company ceased operations for approximately 6 weeks in compliance with State of California and the County of Orange public health pronouncements associated with the COVID-19 pandemic. On April 23, 2020, we obtained a Paycheck Protection Program (“PPP”) loan in the amount of approximately $74,400 pursuant to the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). Interest on the loan is at the rate of 1% per year, and all loan payments are deferred for six months, at which time the balance is payable in 18 monthly installments if not forgiven in accordance with the CARES Act and the terms of the promissory note executed by the Company in connection with the loan. The promissory note contains events of default and other provisions customary for a loan of this type. As required, the Company used the PPP loan proceeds for payroll, healthcare benefits, rent and other qualifying expenses. The program provides that the use of PPP Loan amount shall be limited to certain qualifying expenses and may be partially or wholly forgiven in accordance with the requirements set forth in the CARES Act. On April 1, 2021, the company received notification that the principal amount of $74,400 and accrued interest of approximately $700 were forgiven under the terms of the loan program and were recorded as a forgiveness of debt on the Condensed Statements of Operations for the three-months ended May 31, 2021.

On March 3, 2021, the Company received $91,235 pursuant to Paycheck Protection Program Second Draw (“PPP2”) in accordance with legislation approved in December 2020. The terms and conditions of this loan is the same as PPP with the principal amount of $91,325 recognized as part of notes payable, non-current on the balance sheet as of May 31, 2021.

Economic Injury Disaster Loan

Entities negatively impacted by the COVID-19 pandemic were eligible to apply for loans sponsored by the United States Small Business Administration (“SBA”) Economic Injury Disaster Loan (“EIDL Loan”) program. On July 1, 2020, the Company received cash proceeds of $149,900 under this program. The proceeds can be used to fund payroll, healthcare benefits, rent and other qualifying expenses, and the loan is not subject to a loan forgiveness provision. The standard EIDL Loan repayment terms include interest accrues at 3.75% per annum effective July 1, 2020; the payment schedule contains a one-year deferral period on initial principal and interest payments; the loan term is thirty years; The Company pledged the assets of the Company as collateral for the loan; and there is no prepayment penalty or fees. As of May 31 and February 28, 2021, the amounts outstanding, including accrued interest of $5,224 and $3,768, respectively, are $155,125 and $153,668, respectively, and are classified as part of notes payable, non-current on the May 31 and February 28, 2021 balance sheets. On January 6, 2021, the SBA announced a one-year extension of the deferral period for loans that commenced in 2020 delaying payments of principal and interest to July 2022.

Convertible Notes Payable

Kenmont Capital Partners

On May 7 and September 25, 2013, the Company entered into Securities Purchase Agreements for senior convertible notes in the aggregate amount of approximately $1,807,000 (“New Kenmont Notes”) and warrants to Kenmont Capital Partners LP. The New Kenmont Notes had a 1-year maturity date and were convertible into shares of common stock at the conversion price of $0.75 per share. The warrants were subsequently exercised. On October 31, 2016, the Securities Purchase Agreements were amended and restated to include a provision for mandatory redemption in which 80% of the principal and accrued interest amount of approximately $2,750,000, or approximately $2,200,000, was converted into common shares at a conversion price of $0.75 per share. There was a remaining balance of $549,954 as of May 31 and February 28, 2021, respectively.

LPD Investments

On May 7, 2013, the Company transferred 2 note payables with a total principal value of $550,000 together with accrued interest to a senior secured convertible note with a principal value of $558,700 (“New LPD Note”) and warrants to LPD Investments, Ltd. The New LPD Note had a 1-year maturity date and was convertible into shares of common stock at the conversion price of $0.75 per share. The warrants were subsequently exercised. The Company recorded $175,793 as a discount, which has been fully amortized. There is a remaining balance of $163,677 as of May 31 and February 28, 2021, respectively.

Guenther

On May 7, 2013, the Company entered into an agreement with an individual, Mr. Guenther, for the sale of $750,000 of secured convertible note payable (the “Note”) and warrants. The Note had a 1-year maturity date and was convertible into shares of common stock at the conversion price of $0.75 per share. The warrants entitle the holder to acquire 1,000,000 shares and have an initial exercise price of $0.75 per share and have a 7-year term. The Company recorded $235,985 as a discount, which has been fully amortized. There is a remaining balance of $232,194 as of May 31 and February 28, 2021, respectively.

Dresner and Lempert

On June 20, 2013, the Company entered into an agreement with two individuals, Mr. Dresner and Dr. Lempert, for the sale of $200,000 of secured convertible notes payable (the “Notes”) and warrants. The Notes had a 1-year maturity date and were convertible into shares of common stock at the conversion price of $0.50 per share. The warrants were subsequently exercised. The Company recorded $39,152 as a discount, which has been fully amortized. During Fiscal 2020, Dr. Lempert converted his share of the amount outstanding into common shares and the balance outstanding of $59,506 as of May 31 and February 28, 2021, respectively, is for Dresner exclusively.

Dalrymple – August 2012

On August 10, 2012, the Company entered into an agreement with an individual, Mr. Dalrymple, for the sale of $1,000,000 of unsecured Convertible Promissory Note. The Convertible Promissory Note balance together with all accrued interest thereon was due and payable on August 10, 2017 and the annual interest rate was 7% per annum and was due to be repaid 5 years from the closing date. On January 11, 2018, the note was renegotiated with a final payment date of January 11, 2023 with an annual interest rate of 5%. The Company recorded $310,723 as a debt discount, which will be amortized over the life of the note. There is a remaining balance of $264,462 as of May 31 and February 28, 2021, respectively.

Dalrymple – October 2012

On October 2, 2012, the Company entered into an agreement with an individual, Mr. Dalrymple, for the sale of $500,000 of unsecured Convertible Promissory Note. This Convertible Promissory Note balance together with all accrued interest thereon was due and payable on October 2, 2017 and the annual interest rate was 7% per annum and was due to be repaid 5 years from the closing date. On January 11, 2018, the note was renegotiated with a final payment date of January 11, 2023 with an annual interest rate of 5%. The Company recorded $137,583 as a debt discount, which will be amortized over the life of the note. There is a remaining balance of $133,178 as of May 31 and February 28, 2021, respectively.

On January 30, 2017, the Company entered into an agreement entitled First Amendment to Transaction Documents with five of seven secured creditors holding a security interest in all of the Company’s assets except for its patents and other intellectual properties. All of the creditors entered into the January 30, 2017 agreement with the exception of Mr. W. Abdou and Mr. M. Abdou. The original agreement dated May 7, 2013 provided that if at least 75% of the stock issuable upon conversion of the convertible notes votes to amend the agreement and/or waive any conditions or defaults, then any such amendments or waivers shall be binding on all secured creditors. The five secured creditors signing the amendment total in excess of 95% of the issuable stock upon conversion and, therefore the agreement is binding on all seven of the secured creditors. The agreement provided that all accrued and unpaid interest will be added to the principal amount. The amended note provided for no interest from November 1, 2016 to February 14, 2018, the date at which the 1-for-7 reverse stock split became effective at which time 80% of the total debt including accrued interest was converted into shares of common stock and a new five year 5% per annum convertible note was issued for the remainder. The new amended and restated senior convertible notes have a maturity date of January 30, 2022. The five creditors and the Company entered into a Second Amendment to Transaction Documents on March 14, 2017 and a Third Amendment to Transaction Documents on April 8, 2017, both of which extended the required date of the stockholder approval of the 1-for-7 reverse stock split, which approval was obtained in January 2018. The amended and restated senior convertible notes also require the Company to make a “Required Cash Payment” as defined in the agreement if the Company receives at least $4,000,000 in aggregate gross proceeds from the sale of equity securities (including securities convertible into equity securities) of the Company in one or a series of related transactions. The Required Cash Payment is equal to the current outstanding balance of the notes, which was approximately $1,005,000 as of May 31 and February 28, 2021, respectively, plus any outstanding accrued interest.

NOTE 4 – ACCRUED EXPENSES

Accrued expenses consisted of the following as of the periods referenced below:

	May 31, 2021	February 28, 2021
Accrued payroll and related expenses	640,729	547,412
Accrued interest	259,180	239,038
Accrued interest-related party	450,719	412,911
Other accrued expenses	178,647	88,747
	$1,529,275	$1,288,107

Accrued payroll and related expenses consist primarily of salaries and vacation time accrued in prior years but not paid to employees due to our lack of financial resources (see Note 7). Accrued interest consists of amounts due (see Note 3) to holders of convertible promissory notes of $1.4 million and for demand and other promissory notes of approximately $0.3 million at May 31, 2021. The accrued interest-related party is related to principal amount due to Mr. Breslow of $3.0 million as of May 31 and February 28, 2021 (see Note 6).

NOTE 5 – SHAREHOLDERS’ EQUITY

Common Stock

During the three-months ended May 31, 2021, the Company issued approximately 1,865,000 shares of common stock for $283,000 in cash, respectively. During the three-months ended May 31, 2020 the Company issued approximately 1,358,000 shares of common stock for $235,000.

Employee Options and Warrants

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

On February 25, 2021 and during the fourth quarter of Fiscal 2021, the Board approved the grant of 500,000 stock options to our president with an exercise price of $0.50, vesting in equal increments over a twelve-month period and a five-year contractual term. On December 10, 2020 and during the fourth quarter of Fiscal 2021, the Board approved aggregate grants of 1,000,000 stock options to the four other board members with an exercise price of $0.25, vesting in equal increments over a twelve-month period and a five-year contractual term. The following table provides the assumptions required to apply the Black-Scholes Merton option model to determine the fair value of the stock options as of the grant date:

	Options Issued During the Three-Months Ended May 31, 2021	Options Issued During the Three-Months Ended February 28, 2021
Exercise Price	$0.50	$0.25-$0.50
Share Price	$0.27	$0.24-$0.35
Volatility %	226%	226%
Risk-Free Rate	0.27%	0.16%-0.34%
Expected Term (yrs)	2.80	2.80
Dividend Rate	0%	0%

The aggregate fair value of the 1,250,000 options granted in March 2020 is approximately $194,000, or $0.155 per option, with $77,599 recorded as part of sales, general and administration expense during the three months ended May 31, 2020.

The aggregate fair value of the 1,500,000 options granted in December 2020 and February 2021 is approximately $382,500, or $0.255 per option, with $146,300 recorded as part of sales, general and administration expense during the three months ended May 31, 2021.

The following tables provide additional information regarding stock options outstanding and exercisable under the 2011 Director and Executive Officers Stock Option Plan for the three-months ended May 31, 2021:

Directors and Officers 2011 plan

	Number of Options	Exercise Price	Weighted Average Intrinsic Value
Outstanding, February 28, 2021	3,790,001	$0.60	$225,000
Granted	-	-	-
Exrecised	-	-	-
Cancelled	-	-	-
Outstanding, May 31, 2021	3,790,001	$0.60	$225,000

Range of Exercise Price	Stock Options Outstanding	Stock Options Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price of Options Outstanding	Weighted Average Exercise Price of Optipons Exercisable
$0.25 to $1.40	3,790,001	2,831,668	3.48	$0.60	$0.51

Warrants

Historically, warrants have been issued to investors and others for services and enticements to invest funds with the Company. Generally, these warrants fully vest immediately or within a 90-day period from the date of grant and have an expiration date of five-years from the date of grant. With grants dated prior to Fiscal 2021, an exercise price of $1.40 has been used with all warrants. No warrants were issued in the three-months ended May 31, 2021.

Activity in issued and outstanding warrants is as follows for the three-months ended May 31, 2021:

	Number of Warrants	Exercise Price
Outstanding, February 28, 2021	5,662,272	$1.40
Granted	-	-
Exrecised	-	-
Cancelled	-	-
Outstanding, May 31, 2021	5,662,272	$1.40

Other information related to the warrants outstanding and exercisable as of May 31, 2021 follows:

Range of Exercise Price	Stock Warrants Outstanding	Stock Warrants Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price of Warrants Outstanding	Weighted Average Exercise Price of Warrants Exercisable
$1.40	5,662,272	5,662,272	1.48	$1.40	$1.40

NOTE 6 – RELATED PARTIES TRANSACTIONS

Notes payable-related party, non-current - $3,000,000 on the condensed balance sheets as of May 31 and February 28, 2021 consists of the Breslow Note as described below:

Breslow Note

On January 24, 2017, the Company entered into a Debt Refinancing Agreement with Mr. Breslow, a former Director of the Company. Pursuant to the agreement, both Mr. Breslow and the Company acknowledged that total debt owed to Mr. Breslow was $23,872,614 including $8,890,574 of accrued interest. Mr. Breslow agreed to cancel and forgive all interest due, waive all events of default and sign a new five-year convertible note in the amount of $14,982,041 providing for no interest for six months and interest of 5% per annum thereafter payable monthly in arrears. The note also provides various default provisions. In accordance with the agreement, on February 14, 2018, the effective date of the 1-for-7 reverse stock split, $11,982,041 of the note was converted into 7,403,705 shares of common stock and the then accrued interest of $9,388,338 was forgiven. A new $3,000,000 convertible five-year note representing the remaining balance was entered into at a conversion rate of $1.40. The note bears interest at a rate of 5% per annum payable monthly in arrears with accrued interest of $450,719 and $412,911 recorded as accrued interest-related party (see Note 4) as of May 31 and February 28, 2021, respectively.

Notes payable and accrued interest-related party, current - $12,374,486 on the condensed balance sheet as of May 31, 2021 and $12,165,015 as of February 28, 2021 consists of the Kopple Notes, the Gagerman Note and the Jiangsu Shengfeng Note as set forth below:

Kopple Notes

As of May 31 and February 28, 2021, the principal amount owed to Robert Kopple (former Vice-Chairman of our Board) of $5,607,323 was unchanged. As of May 31, 2021, accrued interest of $5,917,869 was owed to Mr. Kopple for a total balance of $11,525,192. As of February 28, 2021, accrued interest of $5,710,464 was owed to Mr. Kopple for a total balance of $11,317,787.

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

Gagerman Note

On May 31, 2021, the Gagerman note consisted of $82,000 of unsecured note payable plus accrued interest of $67,294 for a total owed to Melvin Gagerman of $149,294, the Company’s former CEO and CFO, pursuant to a demand note entered into on April 5, 2014. Interest accrues at 10% per annum. On February 28, 2021, the amount owed to Gagerman was $147,227.

Jiangsu Shengfeng Note

The Jiangsu Shengfeng non-interest-bearing promissory note of $700,000 was issued in connection with a return of a customer advance. This promissory note, dated November 20, 2019, is with the Company’s Chinese joint venture and consists of a payment plan pursuant to which the $700,000 would be paid over a 12-month period. The principal amount is classified as part of notes payable and accrued interest-related party, current, on the condensed balance sheets as of May 31 and February 28, 2021.

NOTE 7 – COMMITMENTS & CONTINGENCIES

Leases

Prior to Fiscal 2022, our facilities consisted primarily of approximately 20,000 square feet in Stanton, California and a storage facility in Santa Clarita, California. Effective February 28, 2021, we vacated both facilities and consolidated our administrative offices, operations including warehousing within a 17,700 square foot facility in Lake Forest, California under a 66-month rental agreement covering March 1, 2021 through August 31, 2026, with an initial monthly rental rate of approximately $22,000 increasing to a monthly rate of approximately $26,000 in 2026. At February 28, 2021, in accordance with ASC Topic 842, we recognized a right of use (“ROU”) asset and an operating lease liability of approximately $1.2 million, respectively, of which approximately $0.1 million was classified as a current liability and $1.1 million as non-current liability at February 28, 2021. The lease liability is determined by discounting the future lease payments under the lease terms and applying a 10% per annum discount rate to determine the current lease liability. Operating expenses estimated to be approximately $4,000 per month are considered a variable lease component and excluded from the determination of the ROU asset and the lease liability. Other operating expenses, such as utilities and property taxes, are similarly excluded in the calculation of the ROU as they do not represent goods and services provided by the lessor under the terms of the lease. At May 31, 2021, the ROU asset balance was approximately $1,128,000 and the total lease liability was approximately $1,165,000, of which approximately $161,000 was classified as a current liability.

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

In 2017, the Company’s former COO was awarded approximately $238,000 in accrued salary and related charges by the California labor board. The Company believes that this award does not reflect the amount owed which is significantly lower and is exploring all its options and available remedies and is working toward an offer to settle this matter. This amount is part of accrued expenses in the condensed balance sheets as of May 31 and February 28, 2021.

The Company is presently engaged in a dispute with one of its former directors, Robert Kopple, relating to approximately $11.5 million (representing approximately $5.4 million loaned to the Company over the course of 2013 to 2016; approximately $170,000 Mr. Kopple claims to have advanced or paid to third parties on Aura’s behalf; and approximately $5.9 million Mr. Kopple claims to be owed for interest, loan fees and late payment charges) and approximately 3.33 million warrants which Mr. Kopple claims to be owed to him and his affiliates by the Company. In July 2017, Mr. Kopple filed suit against the Company as well as against current director Mr. Diaz-Verson and former directors Mr. Breslow and Mr. Howsmon, as well as Mr. Gagerman, our former CEO and a former director, in connection with these allegations. In 2018, the Court dismissed Mr. Diaz-Verson, Mr. Breslow, Mr. Howsmon and Mr. Gagerman from the suit. While the Company believes that it has certain valid defenses in these matters, the Company is currently in settlement discussions with Mr. Kopple. However, to-date, no settlement has been reached in large part because Mr. Kopple continues to demand that as part of any such settlement, he receive unilateral control over significant aspects of the Company’s financial and management functions such as, but not limited to, the right to unilaterally direct the Company’s ordinary business expenditures and requiring the Company to seek his approval for the hiring of nearly all personnel, all to the exclusion of the Company’s management team and stockholder-elected Board of Directors. The Company believes that allowing Mr. Kopple such level of operational control over the Company without any accountability would be highly detrimental to the Company and is incompatible with the Board of Directors’ duties to shareholders and creditors as a whole.

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

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include the following:

●	Our ability to generate positive cash flow from operations;

●	Our ability to obtain additional financing to fund our operations;

●	The impact of economic, political and market conditions on us and our customers;

●	The impact of unfavorable results of legal proceedings;

●	Our exposure to potential liability arising from possible errors and omissions, breach of fiduciary duty, breach of duty of care, waste of corporate assets and/or similar claims that may be asserted against us;

●	Our ability to compete effectively against competitors offering different technologies;

●	Our business development and operating development;

●	Our expectations of growth in demand for our products; and

●	Other risks described under the heading “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and those risks discussed in our other filings with the Securities and Exchange Commission, including those risks discussed under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended February 28, 2021, issued on June 1, 2021 (as the same may be updated from time to time in subsequent quarterly reports), which discussion is incorporated herein by this reference.

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

Overview

Our business is based on the exploitation of our Axial Flux Induction solution known as the AuraGen® for commercial and industrial applications and the VIPER for military applications. Our business model consists of two major components: (i) sales and marketing, (ii) design and engineering. Our sales and marketing approaches are composed of direct sales in North America and the use of agents, distributors. In North America, our primary focus is in (a) mobile exportable power applications, (b) EV applications and (c) U.S. Military applications. The second component of our business model is focused on the design of new products and engineering support for the sales activities described above. The engineering support consists of the introduction of new features for our AuraGen®/VIPER solution such as higher power/torque solutions, and different input and output voltages (DC and AC input and output versions)

During Fiscal 2018 and Fiscal 2019, the Company’s engineering, manufacturing, sales, and marketing activities were reduced while we focused on renegotiating numerous financial obligations. During this time, the Company’s agreements with numerous customers, third party vendors, and organizations and entities material to the operation of the Company business were canceled, delayed or terminated. During Fiscal 2018, the Company successfully restructured in excess of $30 million of debt. Robert Kopple, our former Vice Chairman of the Board, was the only significant unsecured note holder that did not executed formal agreements regarding the restructure of his debt. Mr. Kopple claims that he and his affiliates are presently owed approximately $11.5 million. We dispute Mr. Kopple’s claims. See “Item 3. Legal Proceedings” included in our Annual Report on Form 10-K for Fiscal 2021 and Part II, Other Information, contained in this Quarterly Report for information regarding the dispute with Mr. Kopple regarding these transactions. As of the filing of this Quarterly Report, Mr. Kopple has not accepted our numerous offers to settle this debt and continues to demand that as part of any such resolution, he receive unilateral control over significant aspects of the Company’s financial and management functions such as, but not limited to, the right to unilaterally direct the Company’s ordinary business expenditures and requiring the Company to seek his approval for the hiring of nearly all personnel, all to the exclusion n of the Company’s management team and stockholder-elected Board of Directors. The Company believes that allowing Mr. Kopple such level of operational control over the Company without any accountability would be highly detrimental to the Company and is incompatible with the Board of Directors’ duties to shareholders and creditors as a whole.

In Fiscal 2019, we effectuated a one-for-seven reverse stock split and began increasing our engineering and manufacturing activities.

In Fiscal 2020 stockholders of the Company successfully removed Ronald Buschur, William Anderson and Si Ryong Yu from the Company’s Board of Directors and elected Ms. Cipora Lavut, Mr. David Mann and Dr. Robert Lempert as directors of the Company in their stead. See Item 3, Legal Proceedings for more information. Also, in Fiscal 2020, Melvin Gagerman –– Aura’s CEO and CFO since 2006 –– was replaced. In July 2019 Ms. Lavut succeeded Mr. Gagerman as President and Mr. Mann succeeded Mr. Gagerman as CFO. Dr. Lempert was appointed as Secretary of the Company by the Board of Directors also in July 2019. In the second half of Fiscal 2020, the Company began significantly increasing its engineering, manufacturing and marketing activities. From July 8, 2019 through the end of Fiscal year 2021 (February 28, 2021), we shipped more than 140 units to customers (more than a ten-fold increase over Fiscal 2019). Although our operations were impacted in Fiscal 2021 by the COVID-19 pandemic, during Fiscal 2021 we continued to expand our engineering and manufacturing capabilities. Our engineering, research and development costs for the three months ended May 31, 2020 was approximately $34,000 as compared to $81,000 for the same period of Fiscal 2022. Subsequent to the end of Fiscal 2021, we relocated all administrative offices and operations to a new state-of-the-art facility consisting of approximately 18,000 square feet in Lake Forest, California. This new facility is wholly occupied by Aura.

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

Our primary source of revenue is the manufacture and delivery of AuraGen/VIPER sets used primarily in mobile power applications, which represented 100% of our revenues of approximately $24,000 and $49,000 for the three-months ended May 31, 2021 and 2020, respectively.

In accordance with ASC 606, we recognize the entirety of the revenue, net of discounts, for our AuraGen/VIPER sets at time of product delivery to the customer (i.e., point-in-time sale), which also corresponds to the passage of legal title to the customer and the satisfaction of our single performance obligation to the customer. Our payment terms are cash payment due upon delivery and typically includes a 2.5% price discount in accordance with this policy. Our commercial terms and conditions do not include a right of return for reasons other than a defect in performance or quality. We offer 18 months assurance-type warranty covering material and manufacturing defects, which we account for under the guidance of ASC 460, Guarantees. We have a limited history of shipments, and, as such, we have not recorded a warranty liability on our balance sheets as of May 31 and February 28, 2021, respectively; however, we expect warranty claims to eventually be nil, therefore, we have not delayed the recognition of revenue during Fiscal 2022 and 2021.

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

In accordance with established public company accounting practice, we have consistently utilized the Black-Scholes option-pricing model to calculate the fair value of stock options and warrants issued as compensation, primarily to management, employees, and directors. The Black-Scholes option-pricing model is a widely accepted method of valuation that public companies typically utilize to calculate the fair value of options and warrants that they issue in such circumstances. During the three-month period ended May 31, 2020, our Board of Directors awarded a total of 1,250,000 stock options to the five members of the board, which resulted in an aggregate fair value of $193,500 of which $77,600 was recorded as stock-based compensation in the three-months ended May 31, 2020. During the three months ended February 28, 2021, the board approved an aggregate grant of 1,500,000 stock options to board members, which resulted in an aggregate fair value of $382,500, of which $146,300 was recorded as stock-based compensation cost in the three-months ended May 31, 2021.

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

Impact of COVID-19

The COVID-19 global pandemic has negatively affected the global economy, disrupted global supply chains, and created extreme volatility and disruptions to capital and credit markets in the global financial markets. We began to see the impact of COVID-19 during our fourth quarter of Fiscal 2020 with our Chinese joint venture’s manufacturing facilities being required to close and many of our customers suspending their own operations due to the COVID-19 pandemic. As a result, net sales and production levels during the fourth quarter of Fiscal 2020, the entirety of Fiscal 2021 and the first quarter of Fiscal 2022 were significantly reduced, thus impacting our results of operations during these quarters.

In response to the COVID-19 pandemic and business disruption, we implemented certain measures to manage costs, preserve liquidity and enhance employee safety. These measures included the following:

●	Reduction of payroll related expenses including temporary furloughs during the first quarter of Fiscal 2021.

●	Deferral of capital expenditures and other discretionary expenditures

●	Safety programs including disinfecting activities in our facilities

The extent of the impact of the COVID-19 pandemic on our business, financial results and liquidity will depend largely on current and future developments, including the containment of COVID-19 within the U.S. and globally, the timing and effectiveness of vaccine rollout, the possible spread of Covid-19 variants and the impact on capital and financial markets and the related impact on our customers, especially in the commercial vehicle markets. These future developments are outside of our control, are highly uncertain and cannot be predicted. If the impact is prolonged, then it can further increase the difficulty of planning for operations and may require us to take further actions as it relates to costs and liquidity. These and other potential impacts of the COVID-19 pandemic have adversely impacted our results for the entirety of Fiscal 2021, the first quarter of fiscal year 2022, and could be impactful for the balance of Fiscal 2022.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. During the three-month period ended May 31, 2021, the Company reported a net loss of approximately $1.1 million and negative cash flows from operating activities of $0.5 million, respectively. In the event the Company is unable to generate profits and is unable to obtain financing for its working capital requirements, it may have to curtail its business further or cease business altogether. These factors raise substantial doubts about the Company’s ability to continue as a going concern.

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

During the next twelve months we intend to continue to attempt to increase the Company’s operations and focus on the sale of our AuraGen®®/VIPER products both domestically and internationally and to add to our existing management team. In addition, we plan to complete the move to our new facility for operations, rebuild the engineering and sales teams, and to the extent appropriate, utilize third party contractors to support the operation. We anticipate being able to obtain new sources of funding to support these actions in the upcoming fiscal year.

Results of Operations

Three months ended May 31, 2021 compared to three months ended May 31, 2020

Net revenue was approximately $23,900 for the three-months ended May 31, 2021 (the “Three-Months FY2022”) compared to approximately $49,000 for the three-months ended May 31, 2020 (the “Three-Months FY2020”). During the current quarter of 2022, we delivered 3 generator unit as compared to 8 units delivered in the same quarter in the prior year. Revenue year-on-year has been negatively impacted by the COVID-19 pandemic. We cannot project with confidence the timing or amount of revenue that we can expect until the pandemic is under control globally including a successful rollout of the vaccine programs now underway.

Cost of goods sold was approximately $49,300 in the Three-Months FY2022 compared to approximately $40,400 in the Three-Months FY2021 resulting in a gross loss of $25,400, or a gross margin loss of 106%, and a $8,200 gross profit in the Three-Months FY2021 and a gross margin of 17%, respectively. The gross loss and related gross margin loss for the Three-Months FY2022 were largely influenced by the low volume of shipments in the quarter which reduced our ability to fully absorb fixed operating costs including higher operating costs related to the new facility. The gross margin of 17% in the Three-Months FY2021 was also influenced by the reduced demand for generator sets caused by the onset of Covid-19.

Engineering, research and development expenses were approximately $81,000 in the Three-Months FY2022, compared to approximately $34,000 in the Three-Months FY2021, or an increase of 138%. The higher costs are in relation to the development of a new electronic control unit (“ECU”).

Selling, general and administration (“SG&A”) expense increased by approximately $469,100 (137%) to approximately $812,700 in the Three-Months FY2022 from approximately $343,600 in the Three-Months FY2021. During Three-Months FY2022, we recorded increased expense for (i) $146,300 of stock-based compensation expense related to the recent grant of 1,500,000 options to members of the board of directors, (ii) $34,000 in one-time costs to physically consolidate our operations in Lake Forest, CA (iii) higher recurring facilities rent costs of $51,000 due to move to new facility, (iii) higher legal costs of $101,000 due to ongoing litigation costs (iv) $31,500 in higher accounting fees due to completion of the Fiscal 2021 annual audit in the first quarter of this fiscal year as compared to the second quarter of Fiscal 2021 for the prior year’s annual audit, (v) write-off of $61,000 for deferred sales compensation costs determined not to be recoverable, (vi) additional salary expense for three advisors of $92,600, and (vii) all other expense increases of approximately $29,000, partially offset by a reduction of $77,600 in stock-based compensation costs related to 1,250,000 options granted in March 2020 fully amortized by February 28, 2021.

Interest expense in the Three-Months FY2022 decreased approximately $20,000 or 7%, to approximately $270,000 from approximately $290,000 in the Three-Months FY2021 due to the reduction of interest-bearing principal amounts outstanding of approximately $700,000 over the prior twelve-month period.

Other income in the Three-Months FY2022 was approximately $4,000, as compared to $53,000 in the same period of Fiscal 2021 consisting of a legal matter settlement occurring last year of $46,000 and a $7,000 one-time benefit related to the procurement of the initial PPP loan for $74,400 in April 2020. In the Three-Months FY2022 period, we recorded a gain of approximately $75,000 in connection with the forgiveness of the principal and accrued interest related to the initial PPP loan.

Net loss for the Three-Months FY2022 increased by approximately $503,000, to a loss of $1,109,000 from a loss of $606,000 in the Three-Months FY2021 attributed to (i) increased operating loss of $549,000 and (ii) reduced other income of $49,000 partially offset by (i) less interest expense of $20,000 and (ii) a $75,000 gain on forgiveness of debt.

Liquidity and Capital Resources

Net cash used in operations for the three-months ended May 31, 2021, was approximately $531,000, an increase of $350,000 from the comparable period in the prior fiscal year. Net cash provided by financing activities during the three-months ended May 31, 2021, was approximately $344,000 consisting of (i) cash proceeds from issuance of common stock of $283,000, (ii) proceeds of $91,000 related to the U.S. federal Paycheck Protection Program Second Draw (“PPP2”) loan program related to COVID-19, partially offset by $30,000 principal payments on a note payable. The cash flow generated from our operations to date has not been sufficient to fund our working capital needs, and we cannot predict when operating cash flow will be sufficient to fund working capital needs.

There was acquisition of property and equipment in the amount of $17,000 during the three-months ended May 31, 2021. There was no acquisition of property and equipment during the corresponding period of Fiscal 2021.

The total of accrued expenses as of May 31, 2021 increased by approximately $0.2 million to $1.5 million from approximately $1.3 million as of February 28, 2021 due to (i) accrued interest of $58,000 (ii) increase of accrued payroll of $93,000 and (iii) higher accrued professional fees of $90,000.

The Company had a deficit of $20.4 million in shareholders’ equity as of May 31, 2021, compared to $19.7 million as of February 28, 2021 with the net negative change of $0.7 million attributed to (i) net loss year-to-date of approximately $1.1 million (ii) the net issuance of approximately 1.9 million shares valued at approximately $0.3 million for cash and (iii) approximately $0.1 million was recognized as expense during the three-months ended May 31, 2021.

On April 23, 2020, we obtained a PPP loan in the amount of approximately $74,400 pursuant to the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). Interest on the loan is at the rate of 1% per year, loan payments are deferred for 10 months following the last day of the covered period or June 23, 2020, balance is payable in 24 monthly installments if not forgiven in accordance with the CARES Act and the terms of the promissory note executed by the Company in connection with the loan. The promissory note contains events of default and other provisions customary for a loan of this type. As required, the Company used the PPP loan proceeds for payroll, healthcare benefits, rent and other qualifying expenses. The program provides that the use of PPP Loan amount shall be limited to certain qualifying expenses and may be partially or wholly forgiven in accordance with the requirements set forth in the CARES Act. On April 1, 2021, we received notification that our application for loan forgiveness was accepted and approximately $75,100 of accrued interest and principal was forgiven.

On July 1, 2020, we obtained an EIDL loan in the amount of $149,900 administered by the SBA. As required under this program, the proceeds of the loan are to be used for payments of ordinary working capital needs negatively impacted by the COVID-19 pandemic. Interest accrues from the date of the loan of July 1, 2020 at a rate of 3.75% per annum, a loan term of 30 years, no prepayment penalties or fees, and there is a one-year deferral period during which interest accrues but no payments are required to be made. Following the deferral period for a period of 29 years, an estimated monthly payment of $734 is required to fully amortize the principal and accrued interest over the term of the loan. The Company pledged the assets of the Company as collateral for the loan. In January 2021, the SBA announced that the deferral period was being extended for another one-year period to July 2022. No other terms were adjusted; the monthly payment would become $778 per month over the remaining term.

On March 3, 2021, we received proceeds of $91,235 from a Second Draw PPP loan (“PPP2”) with the same terms and conditions that were applicable to the April 2020 PPP loan.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the specified time periods. For the last 3 Fiscal years, these control and procedures broke down due to insufficient capital to maintain such controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, the Company’s management evaluated, with the participation of the Company’s Principal Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures. Based on the evaluation, the Company’s Principal Executive Officer and Chief Financial Officer concluded that these controls and procedures were effective as of the end of the period covered by this report in ensuring that information requiring disclosure is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. The Company continues to remediate the findings contained in our Annual Report on Form 10-K, for the Fiscal year ended February 28, 2021, issued on June 1, 2021.

Changes in Internal Control over Financial Reporting

There have been no other changes in our internal control over financial reporting during our fiscal quarter ended May 31, 2021, not previously identified in our Annual Report on Form 10-K, for the Fiscal year ended February 28, 2021 and issued on June 1, 2021 which have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

The Company is presently engaged in a dispute with one of its former directors, Robert Kopple, relating to approximately $11.5 million (representing approximately $5.4 million loaned to the Company over the course of 2013 to 2016; approximately $170,000 Mr. Kopple claims to have advanced or paid to third parties on Aura’s behalf; and approximately $5.9 million Mr. Kopple claims to be owed for interest, loan fees and late payment feess) and approximately 3.33 million warrants which Mr. Kopple claims to be owed to him and his affiliates by the Company. In July 2017, Mr. Kopple filed suit against the Company as well as against current director Mr. Diaz-Verson and former directors Mr. Breslow and Mr. Howsmon, as well as Mr. Gagerman, our former CEO and a former director in connection with these allegations. In 2018, the Court sustained demurrers by Mr. Diaz-Verson, Mr. Breslow, Mr. Howsmon and Mr. Gagerman, and as a result of these successful demurrers, all four of these defendants have been dismissed from the suit. While the Company believes that it has certain valid defenses in these matters, the Company is currently in settlement discussions with Mr. Kopple. However, to-date, no settlement has been reached in large part because Mr. Kopple continues to demand that as part of any such settlement, he receive unilateral control over significant aspects of the Company’s financial and management functions such as, but not limited to, the right to unilaterally direct the Company’s ordinary business expenditures and requiring the Company to seek his approval for the hiring of nearly all personnel, all to the exclusion of the Company’s management team and stockholder-elected Board of Directors. The Company believes that allowing Mr. Kopple such level of operational control over the Company without any accountability would be highly detrimental to the Company and is incompatible with the Board of Directors’ duties to shareholders and creditors as a whole.

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

ITEM 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A, “Risk Factors,” of the Company’s Fiscal 2021 Annual Report on Form 10-K issued on June 1, 2021.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three-months ended May 31, 2021, we issued 1,865,333 shares of common stock for cash proceeds of $283,000.

ITEM 3. Defaults Upon Senior Securities.

As of the date of this filing, Robert Kopple, our former Vice Chairman of the Board, is the only significant unsecured note holder that has not executed formal agreements regarding the restructure of his debt. Mr. Kopple claims that he and his affiliates are owed approximately $11.5 million (representing approximately $5.4 million loaned to the Company over the course of 2013 to 2016; approximately $170,000 Mr. Kopple claims to have advanced or paid to third parties on Aura’s behalf; and approximately $5.9 million Mr. Kopple claims to be owed for interest, loan fees and late payment fees) on terms significantly preferable to other similarly situated unsecured creditors as well as warrants to purchase approximately 3.3 million shares of our common stock. We dispute Mr. Kopple’s claims and we are currently in a legal dispute regarding these claims. See “Item 1. Legal Proceedings” included elsewhere in this Quarterly Report on Form 10-Q for information regarding the dispute with Mr. Kopple regarding these transactions as well as “Note 3 – Notes Payable” and “Note 6 – Related Parties Transactions” to the Company’s condensed financial statements, “Liquidity and Capital Resources” in “Item 2 and Management’s Discussion and Analysis of Financial Condition and Results of Operations” elsewhere in this quarterly report on Form 10-Q for additional information regarding amounts that may be owed under the Company’s notes payable and the recent restructuring of certain Company debt. Mr. Kopple has not accepted our numerous offers to settle this debt and continues to demand that as part of any such resolution, he receive unilateral control over significant aspects of the Company’s financial and management functions such as, but not limited to, the right to unilaterally direct the Company’s ordinary business expenditures and requiring the Company to seek his approval for the hiring of nearly all personnel, all to the exclusion of the Company’s management team and stockholder-elected Board of Directors. The Company believes that allowing Mr. Kopple such level of operational control over the Company without any accountability would be highly detrimental to the Company and is incompatible with the Board of Directors’ duties to shareholders and creditors as a whole.

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

Date: July 15, 2021	AURA SYSTEMS, INC.
(Registrant)

	By:	/s/ Cipora Lavut
Cipora Lavut
President