Form 10-Q
period 2021-11-30
AURA SYSTEMS INC
filed 2022-01-18
CIK 826253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding January 7, 2022
Common Stock, par value $0.0001 per share	80,604,770 shares

AURA SYSTEMS, INC. INDEX

i

ITEM 1. FINANCIAL STATEMENTS

AURA SYSTEMS, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	November 30, 2021	February 28, 2021
Assets
Cash and cash equivalents	$170,494	$390,702
Inventory	191,389	94,166
Other current assets	199,582	115,202
Total current assets	561,465	600,070
Fixed Assets, net	335,157	14,870
Right-of-use asset	1,044,143	1,168,053
Deposit	159,595	159,595
Total assets	$2,100,361	$1,942,589

Liabilities & Shareholders’ Deficit
Current liabilities
Accounts payable	$1,447,535	$1,880,172
Accrued expenses	1,728,775	1,288,107
Customer advances	440,331	440,331
Operating lease liability	173,109	110,587
Notes payable, current portion	108,222	198,331
Notes payable and accrued interest-related party	12,791,152	12,165,015
Total current liabilities	16,689,123	16,082,543
Convertible note payable-related party	3,000,000	3,000,000
Notes payable, non-current	385,353	159,922
Convertible notes payable	1,402,971	1,402,971
Operating lease liability, non-current	914,335	1,046,902
Total liabilities	22,391,782	21,692,339

Commitments and contingencies (Note 7)	-	-
Shareholders’ deficit
Common stock: $0.0001 par value; 150,000,000 shares authorized at November 30, 2021 and February 28, 2021; 80,539,202 and 71,107,442 issued and outstanding at November 30, 2021 and February 28, 2021, respectively.	8,054	7,111
Additional paid-in capital	448,953,216	446,126,638
Accumulated deficit	(469,252,691)	(465,883,499)
Total shareholders’ deficit	(20,291,421)	(19,749,750)
Total liabilities and shareholders’ deficit	$2,100,361	$1,942,589

See accompanying notes to these unaudited financial statements.

AURA SYSTEMS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three-Months Ended		Nine-Months Ended
	November 30,		November 30,
	2021	2020	2021	2020

Net revenue	$58,373	$7,829	$84,531	$61,462
Cost of goods sold	58,043	5,320	154,272	46,718
Gross profit (loss)	329	2,510	(69,741)	14,743
Operating expenses:
Engineering, research & development	207,813	70,217	370,576	169,318
Selling, general & administration	767,561	258,528	2,075,408	1,034,836
Total operating expenses	975,375	328,744	2,445,984	1,204,154
Loss from operations	(975,045)	(326,235)	(2,515,725)	(1,189,411)
Other (income) expense:
Interest expense, net	270,920	268,017	932,863	884,751
Gain on debt settlement	-	(32)	(4,292)	(46,032)
Gain on extinguishment of debt	-	-	-	(871,887)
Forgiveness of PPP loan	-	-	(75,104)	-
Other income	-	(4,391)	-	(2,683,805)
Gain (loss) before tax provision	(1,245,965)	(589,829)	(3,369,192)	1,527,562
Income tax provision	(129)	-	-	-
Net income (loss)	$(1,245,836)	$(589,829)	$(3,369,192)	$1,527,562

Basic income (loss) per share	$(0.02)	$(0.01)	$(0.04)	$0.03
Basic weighted-average shares outstanding	79,013,160	62,664,666	75,246,750	59,803,498
Diluted income (loss) per share	$(0.02)	$(0.01)	$(0.04)	$0.02
Diluted weighted-average shares outstanding	79,013,160	62,664,666	75,246,750	61,183,610

See accompanying notes to these unaudited financial statements.

AURA SYSTEMS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine-Months Ended
	November 30,
	2021	2020

Net income (loss)	$(3,369,192)	$1,527,562
Adjustments to reconcile net loss to cash used in operating activities
Depreciation	6,224	297
Gain on write-off of liabilities	(4,292)	(3,585,639)
Forgiveness of PPP loan	(75,104)	-
Stock-based compensation expense	336,266	193,750
Changes in working capital assets and liabilities:
Inventory	(97,222)	(15,129)
Other current assets	(84,380)	(34,300)
Accounts payable and accrued expenses	389,322	(181,026)
Accrued interest on notes payable	804,233	847,987
Operating lease liability	53,865	-
Cash used in operating activities	(1,966,781)	(1,246,498)

Cash used in investing activities:
Purchase of property, plant and equipment	(116,844)	(8,921)

Cash flows from financing activities:
Issuance of common stock	1,867,755	1,220,000
Principal payments of notes payable	(95,572)	(65,000)
Proceeds from Federal PPP loans	91,235	224,305
Cash provided by financing activities	1,863,418	1,379,305

Net increase (decrease) in cash and cash equivalents	(220,207)	123,886
Beginning cash	390,702	19,807
Ending cash	$170,494	$143,693
Cash paid in the period for:
Interest	$89,846	$2,500
Income taxes	$-	$-
Supplemental schedule of non-cash transactions:
Accounts payable converted into shares of common stock	$450,000	$-
Accrued expenses converted into shares of common stock	$100,000	$-
Notes payable converted into shares of common stock	$-	$267,000
Acquire fixed asset with note payable	$209,666	$-

See accompanying notes to these unaudited financial statements.

AURA SYSTEMS INC.

CONDENSED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(Unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Deficit
Balance, February 29, 2020	56,400,874	$5,639	$443,417,452	$(466,726,027)	$(23,302,937)
Shares issued for cash	1,358,333	135	234,865	-	235,000
Stock-based compensation expense	-	-	77,599	-	77,599
Net loss	-	-	-	(606,001)	(606,001)
Balance, May 31, 2020	57,759,207	$5,774	$443,729,916	$(467,332,029)	$(23,596,339)
Shares issued for cash	3,866,665	387	579,613	-	580,000
Shares issued for settlement	192,641	19	266,981	-	267,000
Stock-based compensation expense	-	-	96,477	-	96,477
Net income	-	-	-	2,723,392	2,723,392
Balance, August 31, 2020	61,818,513	6,180	444,672,987	(464,608,637)	(19,929,470)
Shares issued for cash	2,699,999	270	404,730	-	405,000
Stock-based compensation expense	-	-	19,674	-	19,674
Net loss	-	-	-	(589,829)	(589,829)
Balance, November 30, 2020	64,518,512	6,450	445,097,391	(465,198,466)	(20,094,625)

Balance, February 28, 2021	71,107,442	$7,111	$446,126,638	$(465,883,499)	$(19,749,750)
Shares issued for cash	1,865,333	186	282,815	-	283,001
Stock-based compensation expense	-	-	146,284		146,284
Net loss	-	-	-	(1,108,829)	(1,108,829)
Balance, May 31, 2021	72,972,775	$7,297	$446,555,737	$(466,992,328)	$(20,429,295)
Shares issued for cash	2,786,667	279	704,596		704,875
Shares issued for settlement	1,571,429	157	549,843		550,000
Stock-based compensation expense			95,625		95,625
Net loss				(1,014,527)	(1,014,527)
Balance, August 31, 2021	77,330,870	$7,733	$447,905,801	$(468,006,855)	$(20,093,322)
Shares issued for cash	2,963,331	296	879,584		879,880
Shares issued for service	245,001	25	73,475		73,500
Stock-based compensation expense			94,356		94,356
Net loss				(1,245,836)	(1,245,836)
Balance, November 30, 2021	80,539,202	$8,054	$448,953,216	$(469,252,691)	$(20,291,421)

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  During the twelve-month period ended February 28, 2021 and the nine-month period ended November 30, 2021, the Company reported net loss of approximately $3.4 million and had negative cash flows from operating activities of approximately $2.0 million. In the event the Company is unable to generate profits and is unable to obtain financing for its working capital requirements, it may have to curtail its business further or cease business altogether. These factors raise substantial doubts about the Company’s ability to continue as a going concern.

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

During the next twelve months we intend to increase the Company’s operations and focus on the sale of our AuraGen®®/VIPER products both domestically and internationally and to add to our existing management team. In addition, we plan to rebuild the engineering and sales teams, and to the extent appropriate, utilize third party contractors to support the operation. We anticipate being able to obtain new sources of funding to support these actions in the upcoming fiscal year.

NOTE 3 – NOTES PAYABLE

Non-related party and related party notes payable principal and accrued interest amounts consisted of the following:

Non-Related Party Promissory Notes (see below)	November 30, 2021	February 28, 2021

Demand promissory notes payable with Mr. Zeitlen as of May 31, 2021 and February 22, 2021, respectively, carrying an interest rate of 10% (see Demand Promissory Notes below)	$10,000	$10,000
Messrs. Abdou note payable	30,181	120,181
U.S. Payroll Protection Plan loan program	91,235	74,405
CNC Associates note payable	204,095	-
U.S. Small Business Administration-Economic Injury Disaster Loan	158,064	153,668
Total Demand and Notes Payable	493,575	358,254
Convertible Promissory Note originally dated August 10, 2012, due January 11, 2023, convertible into shares of our common stock at a price of $0.76 per share, amended in 2017 providing for the conversion of 80% of the principal and accrued interest into common stock at $1.386, carrying interest rate of 5%. See Convertible Promissory Notes – Dalrymple August 2012 for further details.	264,462	264,462
Convertible Promissory Note originally dated October 2, 2012, due January 11, 2023, convertible into shares of our common stock at a price of $0.76 per share, amended in 2017 providing for the conversion of 80% of the principal and accrued interest into common stock at $1.386, carrying interest rate of 5%. See Convertible Promissory Notes – Dalrymple October 2012 for further details.	133,178	133,178
Senior secured convertible notes originally dated May 7, 2013, due January 11, 2023, convertible into shares of our common stock at a price of $0.75 per share, amended in 2017 providing for the conversion of 80% of the principal and accrued interest into common stock at $1.386, carrying interest rate of 5%. See Convertible Debt – Kenmont Capital Partners, LPD Investments and Guenther for further details.	945,825	945,825
Senior secured convertible notes originally dated June 20, 2013, due January 11, 2023, convertible into shares of our common stock at a price of $0.50 per share, amended in 2017 providing for the conversion of 80% of the principal and accrued interest into common stock at $1.386, carrying interest rate of 5%. See Convertible Debt – Dresner and Lempert for further details.	59,506	59,506
Total Convertible Promissory Notes	1,402,971	1,402,971
Accrued Interest - convertible, demand and notes payable	298,328	239,038
Total Non-Related Party	2,194,874	2,000,263

Notes Payable-Related Party
Convertible Note payable and accrued interest – related party, carrying an interest rate of 5% - see Note 6, Breslow Note, for further details	3,525,925	3,412,911
Kopple Notes Payable-related party, see Kopple Notes, Note 6:	11,937,746	11,317,787
Mel Gagerman Note Payable, see Gagerman, Note 6:	153,405	147,227
On November 20, 2019, the Company entered into a preliminary agreement with Jiangsu Shengfeng, the Company’s Chinese joint venture. Payment terms consist of a non-interest bearing promissory note and a payment plan pursuant to which the $700,000 is paid over a 12-month period beginning March 15, 2020 through February 15, 2021.	700,000	700,000
Total Related Party	16,317,076	15,577,925
Total notes payable and accrued interest	18,511,950	17,578,188
Less: Current portion	$(13,723,625)	$(13,015,295)
Long-term portion	$4,788,324	$4,562,893

Demand Promissory Note and Notes Payable

Demand promissory note in the amount of $10,000 as of November 30 and February 28, 2021 is for Mr. Zeitlin, a former director of the Company, with an interest rate of 10% per annum.

Abdou and Abdou

On June 20, 2013, the Company entered into an agreement with two individuals, Mr. M. Abdou and Mr. W. Abdou, for the sale of $125,000 of secured convertible notes payable (the “Notes”) and warrants. The Notes had a 1-year maturity date and were convertible into shares of common stock at the conversion price of $0.50 per share. The warrants were subsequently exercised. The Company recorded $24,470 as a discount, which has been fully amortized. There is a remaining balance of $125,000 as of February 28, 2019. In 2016, the Company and the Company’s former Chief Executive Officer, Melvin Gagerman, were named among several other defendants in a lawsuit filed by Messrs. Abdou demanding repayment of loans totaling $125,000 plus accrued interest and exemplary damages. In January 2017, the Company entered into an agreement with all secured creditors other than Mr. W. Abdou and Mr. M. Abdou. In September 2018, the court entered a judgment of approximately $235,000 plus legal fees of in favor of the Messrs. Abdou. The Company subsequently appealed this judgment and, in September 2019, reached a settlement agreement with these creditors for a principal amount of $325,000, of which approximately $30,000 and $120,000, plus accrued interest, were outstanding as of November 30 and February 28, 2021, respectively.

Paycheck Protection Plan Loans

During April 2020, the Company ceased operations for approximately 6 weeks in compliance with State of California and the County of Orange public health pronouncements associated with the COVID-19 pandemic. On April 23, 2020, we obtained a Paycheck Protection Program (“PPP”) loan in the amount of approximately $74,400 pursuant to the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). Interest on the loan is at the rate of 1% per year, and all loan payments were deferred for nine-months, at which time the balance was payable in 18 monthly installments if not forgiven in accordance with the CARES Act and the terms of the promissory note executed by the Company in connection with the loan. On April 1, 2021, the company received notification that the principal amount of $74,400 and accrued interest of approximately $700 were forgiven under the terms of the loan program and were recorded as forgiveness of debt on the Condensed Statements of Operations for the nine-months ended November 30, 2021.

On March 3, 2021, the Company received $91,235 pursuant to Paycheck Protection Program Second Draw (“PPP2”) in accordance with legislation approved in December 2020. The terms and conditions of this loan is the same as PPP with the principal amount of $91,235 recognized as part of notes payable, non-current on the balance sheet as of November 30, 2021.

Economic Injury Disaster Loan

Entities negatively impacted by the COVID-19 pandemic were eligible to apply for loans sponsored by the United States Small Business Administration (“SBA”) Economic Injury Disaster Loan (“EIDL Loan”) program. On July 1, 2020, the Company received cash proceeds of $149,900 under this program. The proceeds can be used to fund payroll, healthcare benefits, rent and other qualifying expenses, and the loan is not subject to a loan forgiveness provision. The standard EIDL Loan repayment terms include interest accrues at 3.75% per annum effective July 1, 2020; the payment schedule contains a one-year deferral period on initial principal and interest payments; the loan term is thirty years; The Company pledged the assets of the Company as collateral for the loan; and there is no prepayment penalty or fees. As of November 30 and February 28, 2021, the amounts outstanding, including accrued interest of $8,164 and $3,768, respectively, are $158,064 and $153,668, respectively, and are classified as part of notes payable, non-current on the November 30 and February 28, 2021 balance sheets. On January 6, 2021, the SBA announced a one-year extension of the deferral period for loans that commenced in 2020 delaying payments of principal and interest to July 2022.

CNC Associates Note Payable

In October 2021, the Company purchased two CNC machines for approximately $233,000 and financed the acquisition with a vendor-sourced note payable in the initial principal amount of $209,700 with payment terms consisting of 36 equal monthly installments of approximately $6,100, a 10% down payment of $23,300, and a 2.9% interest rate per annum. On November 30, 2021, the outstanding loan balance was approximately $204,000 of which approximately $68,000 was classified as a current liability.

Convertible Notes Payable

Kenmont Capital Partners

On May 7 and September 25, 2013, the Company entered into Securities Purchase Agreements for senior convertible notes in the aggregate amount of approximately $1,087,000 (“New Kenmont Notes”) and warrants to Kenmont Capital Partners LP. The New Kenmont Notes had a 1-year maturity date and were convertible into shares of common stock at the conversion price of $0.75 per share. The warrants were subsequently exercised. On October 31, 2016, the Securities Purchase Agreements were amended and restated to include a provision for mandatory redemption in which 80% of the principal and accrued interest amount of approximately $2,750,000, or approximately $2,200,000, was converted into common shares at a conversion price of $1.40 per share. There was a remaining principal balance of $549,954 as of November 30 and February 28, 2021, respectively.

LPD Investments

On May 7, 2013, the Company transferred 2 note payables with a total principal value of $550,000 together with accrued interest to a senior secured convertible note with a principal value of $558,700 (“New LPD Note”) and warrants to LPD Investments, Ltd. The New LPD Note had a 1-year maturity date and was convertible into shares of common stock at the conversion price of $0.75 per share. The warrants were subsequently exercised. The Company recorded $175,793 as a discount, which has been fully amortized. In 2017, this note was amended providing, among other things, for the conversion of 80% of the principal and accrued interest into common stock at $1.386 per share conditioned on the occurrence of certain future events the last of which was completed in February 2018. There is a remaining principal balance of $163,677 as of November 30 and February 28, 2021, respectively.

Guenther

On May 7, 2013, the Company entered into an agreement with an individual, Mr. Guenther, for the sale of $750,000 of secured convertible note payable (the “Note”) and warrants. The Note had a 1-year maturity date and was convertible into shares of common stock at the conversion price of $0.75 per share. The warrants entitle the holder to acquire 1,000,000 shares and have an initial exercise price of $0.75 per share and have a 7-year term. The Company recorded $235,985 as a discount, which has been fully amortized. In 2017, this note was amended providing, among other things, for the conversion of 80% of the principal and accrued interest into common stock at $1.386 per share conditioned on the occurrence of certain future events the last of which was completed in February 2018. There is a remaining principal balance of $232,194 as of November 30 and February 28, 2021, respectively.

Dresner and Lempert

On June 20, 2013, the Company entered into an agreement with two individuals, Mr. Dresner and Dr. Lempert, for the sale of $200,000 of secured convertible notes payable (the “Notes”) and warrants. The Notes had a 1-year maturity date and were convertible into shares of common stock at the conversion price of $0.50 per share. The warrants were subsequently exercised. The Company recorded $39,152 as a discount, which has been fully amortized. In 2017, this note was amended providing, among other things, for the conversion of 80% of the principal and accrued interest into common stock at $1.386 per share conditioned on the occurrence of certain future events the last of which was completed in February 2018. During Fiscal 2020, Dr. Lempert converted his share of the amount outstanding into common shares and the principal balance outstanding of $59,506 as of November 30 and February 28, 2021, respectively, is for Dresner exclusively.

Dalrymple – August 2012

On August 10, 2012, the Company entered into an agreement with an individual, Mr. Dalrymple, for the sale of $1,000,000 of unsecured Convertible Promissory Note. The Convertible Promissory Note balance together with all accrued interest thereon was due and payable on August 10, 2017 and the annual interest rate was 7% per annum and was due to be repaid 5 years from the closing date. On January 11, 2018, the note was renegotiated with a final payment date of January 11, 2023 with an annual interest rate of 5%.  The Company recorded $310,723 as a debt discount, which has been fully amortized. In 2017, this note was amended providing, among other things, for the conversion of 80% of the principal and accrued interest into common stock at $1.386 per share conditioned on the occurrence of certain future events the last of which was completed in February 2018. There is a remaining principal balance of $264,462 as of November 30 and February 28, 2021, respectively.

Dalrymple – October 2012

On October 2, 2012, the Company entered into an agreement with an individual, Mr. Dalrymple, for the sale of $500,000 of unsecured Convertible Promissory Note. This Convertible Promissory Note balance together with all accrued interest thereon was due and payable on October 2, 2017 and the annual interest rate was 7% per annum and was due to be repaid 5 years from the closing date. On January 11, 2018, the note was renegotiated with a final payment date of January 11, 2023 with an annual interest rate of 5%. The Company recorded $137,583 as a debt discount, which has been fully amortized. In 2017, this note was amended providing, among other things, for the conversion of 80% of the principal and accrued interest into common stock at $1.386 per share conditioned on the occurrence of certain future events the last of which was completed in February 2018. There is a remaining principal balance of $133,178 as of November 30 and February 28, 2021, respectively.

On January 30, 2017, the Company entered into an agreement entitled First Amendment to Transaction Documents with five of seven secured creditors holding a security interest in all of the Company’s assets except for its patents and other intellectual properties. All of the creditors entered into the January 30, 2017 agreement with the exception of Mr. W. Abdou and Mr. M. Abdou. The original agreement dated May 7, 2013 provided that if at least 75% of the stock issuable upon conversion of the convertible notes votes to amend the agreement and/or waive any conditions or defaults, then any such amendments or waivers shall be binding on all secured creditors. The five secured creditors signing the amendment total in excess of 95% of the issuable stock upon conversion and, therefore the agreement is binding on all seven of the secured creditors. The agreement provided that all accrued and unpaid interest will be added to the principal amount. The amended note provided for no interest from November 1, 2016 to February 14, 2018, the date at which the 1-for-7 reverse stock split became effective at which time 80% of the total debt including accrued interest was converted into shares of common stock and a new five year 5% per annum convertible note was issued for the remainder. The new amended and restated senior convertible notes have a maturity date of January 30, 2022. The five creditors and the Company entered into a Second Amendment to Transaction Documents on March 14, 2017 and a Third Amendment to Transaction Documents on April 8, 2017, both of which extended the required date of the stockholder approval of the 1-for-7 reverse stock split, which approval was obtained in January 2018. The amended and restated senior convertible notes also require the Company to make a “Required Cash Payment” as defined in the agreement if the Company receives at least $4,000,000 in aggregate gross proceeds from the sale of equity securities (including securities convertible into equity securities) of the Company in one or a series of related transactions. The Required Cash Payment is equal to the current outstanding balance of the notes, which was approximately $1,005,000 as of November 30 and February 28, 2021, respectively, plus any outstanding accrued interest.

NOTE 4 – ACCRUED EXPENSES

Accrued expenses and other current liabilities consisted of the following as of the periods referenced below:

	November 30,	February 28,
	2021	2021
Accrued payroll and related expenses	$710,550	$547,412
Accrued interest	298,328	239,038
Accrued interest-related party	525,925	412,911
Accrued professional fees	80,000	19,000
Other accrued expenses	113,973	69,747
	$1,728,775	$1,288,107

Accrued payroll and related expenses consist primarily of salaries and vacation time accrued in prior years but not paid to employees due to our lack of financial resources (see Notes 6 and 7). Accrued interest consists of amounts due (see Note 3) to holders of convertible promissory notes of $1.4 million and for demand and other promissory notes of approximately $0.5 million at November 30, 2021. The accrued interest-related party is related to principal amount due to Mr. Breslow of $3.0 million as of November 30 and February 28, 2021 (see Note 6).

NOTE 5 – SHAREHOLDERS’ EQUITY

Common Stock

During the three and nine-months ended November 30, 2021, the Company issued approximately 2,963,000 and 7,615,000 shares of common stock for approximately $880,000 and $1,868,000 in cash, respectively. Issued in the three-months ended November 30, 2021, were approximately 245,000 shares of common stock in exchange for services provided of $73,500. Issued in the nine-months ended November 30, 2021, were approximately 1,571,000 shares of common stock in exchange for settlement of liabilities of $550,000 (See Note 6).

The 2011 Director and Executive Officers Stock Option Plan

In October 2011, shareholders approved the 2011 Director and Executive Officers Stock Option Plan (“2011 Plan”) at the Company’s annual meeting. Under the 2011 Plan, the Company may grant options for up to 15% of the number of shares of Common Stock of the Company from time to time outstanding, with a contractual option term of five-years, and a vesting period not less than six months and one day following date of grant. No stock options were granted under the 2011 Plan during Fiscal 2022.

The following tables provide additional information regarding stock options outstanding and exercisable under the 2011 Plan for the nine-months ended November 30, 2021:

Directors and Officers 2011 plan

	Number of Options	Exercise Price	Aggregate Intrinsic Value
Outstanding, February 28, 2021	3,790,001	$0.57	$225,000
Granted	-	-	-
Exercised	-	-	-
Cancelled	(130,233)	1.40	-
Outstanding, November 30, 2021	3,659,768	$0.57	$975,000

Range of Exercise Price	Stock Options Outstanding	Stock Options Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price of Options Outstanding	Weighted Average Exercise Price of Options Exercisable
$0.25 to $1.40	3,659,768	2,701,436	3.10	$0.57	$0.48

Warrants

Historically, warrants have been issued to investors and others for services and enticements to invest funds with the Company. Generally, these warrants fully vest immediately or within a 90-day period from the date of grant and have an expiration date of five-years from the date of grant. With grants dated prior to Fiscal 2021, an exercise price of $1.40 has been used with all warrants. No warrants were issued in the three and nine-months ended November 30, 2021.

Activity in issued and outstanding warrants is as follows for the nine-months ended November 30, 2021:

Warrants outstanding

	Number of Warrants	Exercise Price	Aggregate Intrinsic Value
Outstanding, February 28, 2021	5,662,272	$1.40	$-
Granted	-	-	-
Exercised	-	-	-
Cancelled	(761,438)	1.40	-
Outstanding, November 30, 2021	4,900,834	$1.40	$-

Other information related to the warrants outstanding and exercisable as of November 30, 2021 follows:

Range of Exercise Price	Stock Warrants Outstanding	Stock Warrants Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price of Warrants Outstanding	Weighted Average Exercise Price of Warrants Exercisable
$1.40	4,900,834	4,900,834	1.21	$1.40	$1.40

NOTE 6 – RELATED PARTIES TRANSACTIONS

Notes payable-related party, non-current - $3,000,000 on the condensed balance sheets as of November 30 and February 28, 2021 consists of the Breslow Note as described below:

Breslow Note

On January 24, 2017, the Company entered into a Debt Refinancing Agreement with Mr. Breslow, a former Director of the Company. Pursuant to the agreement, both Mr. Breslow and the Company acknowledged that total debt owed to Mr. Breslow was $23,872,614 including $8,890,574 of accrued interest. Mr. Breslow agreed to cancel and forgive all interest due, waive all events of default and sign a new five-year convertible note in the amount of $14,982,041 providing for no interest for nine-months and interest of 5% per annum thereafter payable monthly in arrears. The note also provides various default provisions. In accordance with the agreement, on February 14, 2018, the effective date of the 1-for-7 reverse stock split, $11,982,041 of the note was converted into 7,403,705 shares of common stock and the then accrued interest of $9,388,338 was forgiven. A new $3,000,000 convertible five-year note representing the remaining balance was entered into at a conversion rate of $1.40. The note bears interest at a rate of 5% per annum payable monthly in arrears with accrued interest of $525,925 and $412,911 recorded as accrued interest-related party (see Note 4) as of November 30 and February 28, 2021, respectively.

Notes payable and accrued interest-related party, current - $12,791,152 on the Condensed Balance Sheet as of November 30, 2021 and $12,165,015 as of February 28, 2021 consists of the Kopple Notes, the Gagerman Note and the Jiangsu Shengfeng Note as set forth below:

Kopple Notes

As of November 30, and February 28, 2021, the principal amount owed to Robert Kopple (former Vice-Chairman of our Board) of $5,607,323 was unchanged. As of November 30, 2021, accrued interest of $6,330,424 was owed to Mr. Kopple for a total balance of $11,937,747. As of February 28, 2021, accrued interest of $5,710,464 was owed to Mr. Kopple for a total balance of $11,317,787.

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

Gagerman Note

On November 30, 2021, the Gagerman note consisted of $82,000 of unsecured note payable plus accrued interest of $71,405 for a total owed to Melvin Gagerman of $153,405, the Company’s former CEO and CFO, pursuant to a demand note entered into on April 5, 2014. Interest accrues at 10% per annum. On February 28, 2021, the aggregate amount owed to Gagerman was $147,227.

Jiangsu Shengfeng Note

On November 20, 2019, the Company entered into a preliminary agreement with Jiangsu Shengfeng, the Company’s Chinese joint venture, to return $700,000 previously advanced to the Company in September 2018 and recorded as part of customer advance on the balance sheet as of February 28, 2019. Following this agreement which would consists of a non-interest-bearing promissory note and a payment plan pursuant to which the $700,000 would be paid over a 12-month period. Principal loan amount on November 30, 2021 and February 28, 2021 was $700,000, respectively, and is classified as part of notes payable and accrued interest-related party, current on the balance sheets as of November 30, 2021.

Unpaid Wages to Cipora Lavut

Since Fiscal 2021, the Company has accrued unpaid wages owed to Cipora Lavut, the Company’s current President and Board Chair. As of November 30 and February 28, 2021, the unpaid amounts were approximately $158,000 and $167,000, respectively, and were included as part of accrued expenses in the Condensed Balance Sheets. In July 2021, representing a partial settlement valued at $100,000, 285,714 shares of the Company’s stock were issued to Cipora Lavut, at a share price of $0.35.

NOTE 7 – COMMITMENTS & CONTINGENCIES

Leases

Prior to Fiscal 2022, our facilities consisted primarily of approximately 20,000 square feet in Stanton, California and a storage facility in Santa Clarita, California. Effective February 28, 2021, we vacated both facilities and consolidated our administrative offices, operations including warehousing within a 17,700 square foot facility in Lake Forest, California under a 66-month rental agreement covering March 1, 2021 through November 30, 2026, with an initial monthly rental rate of approximately $22,000 increasing to a monthly rate of approximately $26,000 in 2026. At February 28, 2021, in accordance with ASC Topic 842, we recognized a right of use (“ROU”) asset and an operating lease liability of approximately $1.2 million, respectively, of which approximately $0.1 million was classified as a current liability and $1.1 million as non-current liability at February 28, 2021. The lease liability is determined by discounting the future lease payments under the lease terms and applying a 10% per annum discount rate to determine the current lease liability. Operating expenses estimated to be approximately $4,000 per month are considered a variable lease component and excluded from the determination of the ROU asset and the lease liability. Other operating expenses, such as utilities and property taxes, are similarly excluded in the calculation of the ROU as they do not represent goods and services provided by the lessor under the terms of the lease. At November 30, 2021, the ROU asset balance was approximately $1,044,000 and the total lease liability was approximately $1,087,000, of which approximately $173,000 was classified as a current liability.

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

In 2017, the Company’s former COO was awarded approximately $238,000 in accrued salary and related charges by the California labor board. In September 2021, the Company reached a settlement by which the Company agreed to pay approximately $330,000, representing the principal award plus accrued interest. As of the time of this filing, the Company has paid approximately $109,000 toward the settlement amount. The remaining balance of approximately $228,000, including accrued interest of $7,500 for the period September 1, 2021 to December 31, 2021, is to be paid no later than September 1, 2022 and accrues interest of 10% per annum until paid.

The Company is presently engaged in a dispute with one of its former directors, Robert Kopple, relating to approximately $11.9 million (representing approximately $5.4 million loaned to the Company over the course of 2013 to 2016; approximately $170,000 Mr. Kopple claims to have advanced or paid to third parties on Aura’s behalf; and approximately $6.3 million Mr. Kopple claims to be owed for interest, loan fees and late payment charges) and approximately 3.33 million warrants which Mr. Kopple claims to be owed to him and his affiliates by the Company. In July 2017, Mr. Kopple filed suit against the Company as well as against current director Mr. Diaz-Verson and former directors Mr. Breslow and Mr. Howsmon, as well as Mr. Gagerman, our former CEO and a former director, in connection with these allegations. In 2018, the Court dismissed Mr. Diaz-Verson, Mr. Breslow, Mr. Howsmon and Mr. Gagerman from the suit. While the Company believes that it has certain valid defenses in these matters, the Company is currently in settlement discussions with Mr. Kopple. However, to-date, no settlement has been reached in large part because Mr. Kopple continues to demand that as part of any such settlement, he receive unilateral control over significant aspects of the Company’s financial and management functions such as, but not limited to, the right to unilaterally direct the Company’s ordinary business expenditures and requiring the Company to seek his approval for the hiring of nearly all personnel, all to the exclusion of the Company’s management team and stockholder-elected Board of Directors. The Company believes that allowing Mr. Kopple such level of operational control over the Company without any accountability would be highly detrimental to the Company and is incompatible with the Board of Directors’ duties to shareholders and creditors as a whole.

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

Overview

Our business is based on the exploitation of our Axial Flux Induction solution known as the AuraGen® for commercial and industrial applications and the VIPER for military applications. Our business model consists of two major components: (i) sales and marketing, (ii) design and engineering. Our sales and marketing approaches are composed of direct sales in North America and the use of agents, distributors. In North America, our primary focus is in (a) mobile exportable power applications, (b) EV applications and (c) U.S. Military applications. The second component of our business model is focused on the design of new products and engineering support for the sales activities described above. The engineering support consists of the introduction of new features for our AuraGen®/VIPER solution such as higher power/torque solutions, and different input and output voltages (DC and AC input and output versions).

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

In Fiscal 2018, we effectuated a one-for-seven reverse stock split and began increasing our engineering and manufacturing activities.

In Fiscal 2020 stockholders of the Company successfully removed Ronald Buschur, William Anderson and Si Ryong Yu from the Company’s Board of Directors and elected Ms. Cipora Lavut, Mr. David Mann and Dr. Robert Lempert as directors of the Company in their stead. See Item 3, Legal Proceedings for more information. Also, in Fiscal 2020, Melvin Gagerman –– Aura’s CEO and CFO since 2006 –– was replaced. In July 2019 Ms. Lavut succeeded Mr. Gagerman as President and Mr. Mann succeeded Mr. Gagerman as CFO. Dr. Lempert was appointed as Secretary of the Company by the Board of Directors also in July 2019. In the second half of Fiscal 2020, the Company began significantly increasing its engineering, manufacturing and marketing activities. From July 8, 2019 through the end of Fiscal year 2021 (February 28, 2021), we shipped more than 140 units to customers (more than a ten-fold increase over Fiscal 2019). Although our operations were impacted in Fiscal 2021 by the COVID-19 pandemic, during Fiscal 2021 and into Fiscal 2022, we continued to expand our engineering and manufacturing capabilities. Our engineering, research and development costs for the nine-months ended November 30, 2021 was approximately $352,000 as compared to $169,000 for the same period of Fiscal 2021. Subsequent to the end of Fiscal 2021, we relocated all administrative offices and operations to a new state-of-the-art facility consisting of approximately 18,000 square feet in Lake Forest, California. This new facility is wholly occupied by Aura.

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

Our primary source of revenue is the manufacture and delivery of AuraGen/VIPER sets used primarily in mobile power applications, which represented 100% of our revenues of approximately $85,000 and $61,000 for the nine-months ended November 30, 2021 and 2020, respectively.

In accordance with ASC 606, we recognize the entirety of the revenue, net of discounts, for our AuraGen/VIPER sets at time of product delivery to the customer (i.e., point-in-time sale), which also corresponds to the passage of legal title to the customer and the satisfaction of our single performance obligation to the customer. Our payment terms are cash payment due upon delivery and typically includes a 2.5% price discount in accordance with this policy. Our commercial terms and conditions do not include a right of return for reasons other than a defect in performance or quality. We offer 18 months assurance-type warranty covering material and manufacturing defects, which we account for under the guidance of ASC 460, Guarantees. We have a limited history of shipments, and, as such, we have not recorded a warranty liability on our balance sheets as of November 30 and February 28, 2021, respectively; however, we expect warranty claims to eventually be nil, therefore, we have not delayed the recognition of revenue during Fiscal 2022 and 2021.

Inventory Valuation and Classification

Inventories are valued at the lower of cost (first-in, first-out) or market, on an average cost basis. We review the components of inventory on a regular basis for excess or obsolete inventory based on estimated future usage and sales. From Fiscal 2015 through 2019 we minimally operated and therefore only produced minimal product. As a result, while we believed that a portion of the inventory had value, we were unable to substantiate demand and fully reserved all inventory in Fiscal 2019. Beginning with Fiscal 2020, production has increased, and fully reserved inventory has been used in current production. We classify all of our inventory as either raw material or finished goods inventory.

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

In accordance with established public company accounting practice, we have consistently utilized the Black-Scholes option-pricing model to calculate the fair value of stock options and warrants issued as compensation, primarily to management, employees, and directors.  The Black-Scholes option-pricing model is a widely accepted method of valuation that public companies typically utilize to calculate the fair value of options and warrants that they issue in such circumstances. During the nine-month period ended November 30, 2020, our Board of Directors awarded a total of 1,250,000 stock options to the five members of the board, which resulted in an aggregate fair value of $193,500 of which the entire amount was recorded as stock-based compensation in the nine-months ended November 30, 2020. During Fiscal 2021, the board approved the aggregate grant of 1,500,000 stock options to board members, which resulted in an aggregate fair value of $383,000, of which approximately $336,000 was recorded as stock-based compensation cost in the nine-months ended November 30, 2021.

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

Impact of COVID-19

The COVID-19 global pandemic continues to negatively affect the global economy, disrupted global supply chains, and created extreme volatility and disruptions to capital and credit markets in the global financial markets. We began to see the impact of COVID-19 during our fourth quarter of Fiscal 2020 with our Chinese joint venture’s manufacturing facilities being required to close and many of our customers suspending their own operations due to the COVID-19 pandemic. As a result, net sales and production levels during the fourth quarter of Fiscal 2020, the entirety of Fiscal 2021 and the first three quarters of Fiscal 2022 were significantly reduced, thus impacting our results of operations and financial condition during these quarters.

The extent of the impact of the COVID-19 pandemic on our business, financial results and liquidity will depend largely on current and future developments, including the containment of COVID-19 within the U.S. and globally, the timing and effectiveness of vaccine rollout, the possible spread of new Covid-19 variants and the impact on capital and financial markets and the related impact on our customers, especially in the commercial vehicle markets. These future developments are outside of our control, are highly uncertain and cannot be predicted. If the impact is prolonged, then it can further increase the difficulty of planning for operations and may require us to take further actions as it relates to costs and liquidity. These and other potential impacts of the COVID-19 pandemic have adversely impacted our results for the entirety of Fiscal 2021, the first three quarters of fiscal year 2022, and could be impactful for the balance of Fiscal 2022.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  During the twelve-month period ended February 28, 2021 and the six-month period ended November 30, 2021, the Company reported net loss of approximately $3.4 million and had negative cash flows from operating activities of approximately $2.0 million. In the event the Company is unable to generate profits and is unable to obtain financing for its working capital requirements, it may have to curtail its business further or cease business altogether. These factors raise substantial doubts about the Company’s ability to continue as a going concern.

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

During the next twelve months we expect to increase the Company’s operations and focus on the sale of our AuraGen®/VIPER products both domestically and internationally, and to add to our existing management team. In addition, we expect to rebuild our engineering and sales teams, and to the extent appropriate, utilize third party contractors to support the operation. We anticipate being able to obtain new sources of funding to support these actions in the upcoming fiscal year.

Results of Operations

Three-months ended November 30, 2021 compared to three-months ended November 30, 2020

Net revenue was approximately $58,400 for the three-months ended November 30, 2021 (the “Three-Months FY2022”) compared to approximately $7,800 for the three-months ended November 30, 2020 (the “Three-Months FY2021”). During the current quarter of 2022, we shipped miscellaneous parts. Revenue year-on-year has been negatively impacted by the COVID-19 pandemic. We cannot project with confidence the timing or amount of revenue that we can expect until the pandemic is under control globally.

Cost of goods sold was approximately $58,000 in the Three-Months FY2022 compared to approximately $5,300 in the Three-Months FY2021 resulting in a gross profit of $400 and a gross margin of 0.7%; as compared to $2,500 gross profit in the Three-Months FY2021 and a gross margin of 32%. The minimal gross profit and for the Three-Months FY2022 were largely influenced by increases in start-up costs related to the new facility and the higher labor costs incurred delivering customized orders to our customers. The gross margin of 32% in the Three-Months FY2021 was also influenced by the reduced demand for generator sets caused by the onset of Covid-19.

Engineering, research and development expenses were approximately $208,000 in the Three-Months FY2022, compared to approximately $70,000 in the Three-Months FY2021, or an increase of 197%. The higher costs are in relation to the development of a new ECU.

Selling, general and administration (“SG&A”) expense increased by approximately $509,000 (197%) to approximately $768,000 in the Three-Months FY2022 from approximately $259,000 in the Three-Months FY2021. During Three-Months FY2022, we recorded increased expense for (i) $138,000 of higher compensation expense related primarily to addition of business development consultants and increase in selling headcount (ii) $54,000 in higher facilities cost related to the physical consolidate our operations in Lake Forest, CA, (iii) higher legal costs of $150,000 related to ongoing legal matters, (iv) stock-based compensation costs of $74,000 and (v) all other cost increases totaling $93,000.

Interest expense in the Three-Months FY2022 increased approximately $3,000 or 0.5%, to approximately $271,000 from approximately $268,000 in the Three-Months FY2021 due to the additional interest of $5,000 in connection with the September 2021 settlement with a former COO for unpaid payroll (See Part II. Other Information, Item 1. Legal Proceedings).

Other income/expense in the Three-Months FY2022 was zero, as compared to other income of $4,000 in the same period of Fiscal 2021.

Net loss for the Three-Months FY2022 decreased by approximately $0.7 million, to $1.3 million loss from net income of $0.6 million in the Three-Months FY2021 due primarily to increased operating expenses for engineering ($138,000) and selling, general and administrative expenses ($509,000).

Nine-months ended November 30, 2021 compared to nine-months ended November 30, 2020

Net revenue was approximately $85,000 for the nine months ended November 30, 2021 (the “Nine-months FY2022”) compared to approximately $61,000 for the nine months ended November 30, 2020 (the “Nine-months FY2021”). During the current nine month period of 2022, we delivered 3 generator units and 4 ECU units as compared to 9 units delivered in the same period in the prior year. Revenue year-on-year has been negatively impacted by the COVID-19 pandemic. We cannot project with confidence the timing or amount of revenue that we can expect until the pandemic is under control globally including a successful rollout of the vaccine programs now underway.

Cost of goods sold was approximately $154,000 in the Nine-months FY2022 compared to approximately $46,700 in the Nine-months FY2021 resulting in a gross loss of $69,000, or a gross margin loss of 82%, and a $14,700 gross profit in the Nine-months FY2021 and a gross margin of 24%, respectively. The gross loss and related gross margin loss for the Nine-months FY2022 were largely influenced by the low volume of shipments in the period, generally, and start-up costs incurred in connection with production activity transferred to a new facility in March 2021. During the Nine-months FY2022, cost of goods sold includes direct labor and overhead of 129,000 as compared to $38,000 in the same period of FY2021. The gross margin of 24% in the Nine months FY2021 was also influenced by the reduced demand for generator sets caused by the onset of Covid-19.

Engineering, research and development expenses were approximately $371,000 in the Nine-months FY2022, compared to approximately $169,000 in the Nine months FY2021, or an increase of 120%. The higher costs are in relation to the development of a new ECU.

Selling, general and administration (“SG&A”) expense increased by approximately $1,041,000 (101%) to approximately $2,075,000 in the Nine-months FY2022 from approximately $1,035,000 in the Nine-months FY2021. During Nine-months FY2022, we recorded increased expense for (i) $284,000 of higher compensation expense related to addition of business development consultants and an increase in selling headcount in the amount of $96,000 (ii) $158,000 in higher facilities cost related to the physical consolidate our operations in Lake Forest, CA (iii) higher legal fees of $259,000 related to various litigation matters (iv) higher stock-based compensation cost of $143,000 based upon 1,500,000 stock options granted in the fourth quarter of FY2021 and (v) other expense increases of $87,000.

Interest expense in the Nine-months FY2022 increased approximately $48,000 or 5%, to approximately $933,000 from approximately $885,000 in the Nine-months FY2021 due primarily to the additional interest of $60,000 related to the September 2021 settlement with a former COO for unpaid payroll (See Part II. Other Information, Item 1. Legal Proceedings).

Other income/loss in the Nine-months FY2022 was approximately $80,000, as compared to other income of approximately $3.6 million in the same period of Fiscal 2021 with the decline of $3.5 million due to the cancellation of $3.6 million of liabilities occurring in August 2020 and the forgiveness of the PPP Loan of $75,000 occurring in April of 2021.

Net loss for the Nine-months FY2022 increased by approximately $4.9 million to $3.4 million from net income of $1.5 million in the Nine-months FY2021 attributed to (i) reduced other income of $3.5 million partially (ii) reduced gross profit of $0.1 million and (iii) increased operating expenses of $1.3 million.

Liquidity and Capital Resources

Net cash used in operations for the nine-months ended November 30, 2021, was approximately $2.0 million, an increase of $0.8 million from the comparable period in the prior fiscal year. Net cash provided by financing activities during the nine-months ended November 30, 2021, was approximately $1,019,000 consisting of (i) cash proceeds from issuance of common stock of $1,868,000, (ii) proceeds of $91,000 related to the U.S. federal Paycheck Protection Program Second Draw (“PPP2”) loan program related to COVID-19, partially offset by $96,000 principal payments on a note payable. The cash flow generated from our operations to date has not been sufficient to fund our working capital needs, and we cannot predict when operating cash flow will be sufficient to fund working capital needs.

There was acquisition of property and equipment in the amount of approximately $117,000 during the nine-months ended November 30, 2021. There was approximately $9,000 acquisition of property and equipment during the corresponding period of Fiscal 2021.

The Company had a deficit of $20.3 million in shareholders’ equity as of November 30, 2021, compared to $19.7 million as of February 28, 2021 with the net negative change of $0.6 million attributed to (i) negative effect of net loss year-to-date of approximately $3.4 million (ii) positive effect of the net issuance of approximately 7.6 million shares valued at approximately $1.9 million for cash (iii) positive effect of the issuance of approximately 1.8 million shares in connection with debt settlements and services provided of $0.6 million and (iv) positive effect of stock-based compensation cost of $0.3 million.

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

In October 2021, we purchased two CNC machines for approximately $233,000 and financed the acquisition with a vendor-sourced note payable in the initial principal amount of $209,700 with payment terms consisting of 36 equal monthly installments of approximately $6,100, a down payment of 10%, or $23,300, and a 2.9% interest rate per annum. On November 30, 2021, the outstanding loan balance was approximately $204,000 of which approximately $68,000 was classified as a current liability.

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

Changes in Internal Control over Financial Reporting

There have been no other changes in our internal control over financial reporting during our fiscal quarter ended November 30, 2021, not previously identified in our Annual Report on Form 10-K, for the Fiscal year ended February 28, 2021 and issued on June 1, 2021 which have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

In 2017, the Company’s former COO was awarded approximately $238,000 in accrued salary and related charges by the California labor board. In September 2021, the Company reached a settlement by which the Company agreed to pay approximately $330,000, representing the principal award plus accrued interest. As of the time of this filing, the Company has paid approximately $109,000 toward the settlement amount. The remaining balance of approximately $228,000, including accrued interest of $7,500 for the period September 1 to December 31, 2021, is to be paid no later than September 1, 2022 and accrues interest of 10% per annum until paid.

The Company is presently engaged in a dispute with one of its former directors, Robert Kopple, relating to approximately $11.9 million (representing approximately $5.4 million loaned to the Company over the course of 2013 to 2016; approximately $170,000 Mr. Kopple claims to have advanced or paid to third parties on Aura’s behalf; and approximately $6.3 million Mr. Kopple claims to be owed for interest, loan fees and late payment fees) and approximately 3.33 million warrants which Mr. Kopple claims to be owed to him and his affiliates by the Company. In July 2017, Mr. Kopple filed suit against the Company as well as against current director Mr. Diaz-Verson and former directors Mr. Breslow and Mr. Howsmon, as well as Mr. Gagerman, our former CEO and a former director in connection with these allegations. In 2018, the Court sustained demurrers by Mr. Diaz-Verson, Mr. Breslow, Mr. Howsmon and Mr. Gagerman, and as a result of these successful demurrers, all four of these defendants have been dismissed from the suit. While the Company believes that it has certain valid defenses in these matters, the Company is currently in settlement discussions with Mr. Kopple. However, to-date, no settlement has been reached in large part because Mr. Kopple continues to demand that as part of any such settlement, he receive unilateral control over significant aspects of the Company’s financial and management functions such as, but not limited to, the right to unilaterally direct the Company’s ordinary business expenditures and requiring the Company to seek his approval for the hiring of nearly all personnel, all to the exclusion of the Company’s management team and stockholder-elected Board of Directors. The Company believes that allowing Mr. Kopple such level of operational control over the Company without any accountability would be highly detrimental to the Company and is incompatible with the Board of Directors’ duties to shareholders and creditors as a whole.

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

On June 20, 2013, the Company entered into an agreement with two individuals, Mr. M. Abdou and Mr. W. Abdou, for the sale of $125,000 of secured convertible notes payable (the “Notes”) and warrants. In 2016, the Company and the Company’s former Chief Executive Officer, Melvin Gagerman, were named among several other defendants in a lawsuit filed by the Messrs. Abdou demanding repayment of loans totaling $125,000 plus accrued interest and exemplary damages. In January 2017, the Company entered into an agreement with all secured creditors other than Mr. W. Abdou and Mr. M. Abdou. In September 2018 the court entered a judgment of approximately $235,000 plus legal fees in favor of the Messrs. Abdou. The Company subsequently appealed this judgment and, in September 2019, reached a settlement agreement with the Messrs. Abdou to implement a payment plan in accordance with the 2018 judgment. As of November 30, 2021 the outstanding balance was $30,181 plus accrued interest.

ITEM 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A, “Risk Factors,” of the Company’s Fiscal 2021 Annual Report on Form 10-K issued on July 1, 2021.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine-months ended November 30, 2021, we issued 7,615,330 shares of common stock for cash proceeds of $1,868,000.

ITEM 3. Defaults Upon Senior Securities.

As of the date of this filing, Robert Kopple, our former Vice Chairman of the Board, is the only significant unsecured note holder that has not executed formal agreements regarding the restructure of his debt. Mr. Kopple claims that he and his affiliates are owed approximately $11.9 million (representing approximately $5.4 million loaned to the Company over the course of 2013 to 2016; approximately $170,000 Mr. Kopple claims to have advanced or paid to third parties on Aura’s behalf; and approximately $6.3 million Mr. Kopple claims to be owed for interest, loan fees and late payment fees) on terms significantly preferable to other similarly situated unsecured creditors as well as warrants to purchase approximately 3.3 million shares of our common stock. We dispute Mr. Kopple’s claims and we are currently in a legal dispute regarding these claims. See “Item 1. Legal Proceedings” included elsewhere in this Quarterly Report on Form 10-Q for information regarding the dispute with Mr. Kopple regarding these transactions as well as “Note 3 – Notes Payable” and “Note 5 – Related Parties Transactions” to the Company’s condensed financial statements, “Liquidity and Capital Resources” in “Item 2 and Management’s Discussion and Analysis of Financial Condition and Results of Operations” elsewhere in this quarterly report on Form 10-Q for additional information regarding amounts that may be owed under the Company’s notes payable and the recent restructuring of certain Company debt. Mr. Kopple has not accepted our numerous offers to settle this debt and continues to demand that as part of any such resolution, he receive unilateral control over significant aspects of the Company’s financial and management functions such as, but not limited to, the right to unilaterally direct the Company’s ordinary business expenditures and requiring the Company to seek his approval for the hiring of nearly all personnel, all to the exclusion of the Company’s management team and stockholder-elected Board of Directors. The Company believes that allowing Mr. Kopple such level of operational control over the Company without any accountability would be highly detrimental to the Company and is incompatible with the Board of Directors’ duties to shareholders and creditors as a whole.

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

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information.

None.

ITEM 6. Exhibits

31.1	Certification pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

31.2	Certification pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

32.1	Certification of Principal Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 18, 2022	AURA SYSTEMS, INC.
(Registrant)

	By:	/s/ Cipora Lavut
Cipora Lavut
President