Form 10-K
period 2022-02-28
AURA SYSTEMS INC
filed 2022-06-21
CIK 826253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has fi led a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

On August 31, 2021, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $29,061,265. The aggregate market value has been computed by reference to the last sale price of the stock as quoted on the Pink Sheets quotation system on August 30, 2021. For purposes of this calculation, voting stock held by officers, directors, and affiliates has been excluded.

On June 13, 2022, the Registrant had 84,272,770 shares of common stock outstanding.

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

References in this Report to “we”, “us”, “the Company,” “Aura” or “Aura Systems” means Aura Systems, Inc. As used herein, reference to “Fiscal 2022” refers to the fiscal year ending February 28, 2022, “Fiscal 2021” refers to the fiscal year ending February 28, 2021, reference to “Fiscal 2020” refers to the fiscal year ended February 29, 2020, reference to “Fiscal 2019” refers to the fiscal year ended February 28, 2019, reference to “Fiscal 2018” refers to the fiscal year ended February 28, 2018, reference to “Fiscal 2017” refers to the Fiscal year ended February 28, 2017, reference to “Fiscal 2016” refers to the fiscal year ended February 29, 2016, and reference to “Fiscal 2015” refers to the fiscal year ended February 28, 2015.

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

Traditional induction machines use a radial flux (“RF”) design as opposed to the axial flux design of the AuraGen®. These traditional RF machines have been the conventional workhorses of industry due to their robustness, attractive cost, and ease of control. However, RF machines are both heavy and bulky making them ill-suited for a variety of applications in which size and weight are paramount considerations, including most mobile applications. Although axial flux technology has long been recognized as having a higher energy density (more energy per unit volume or weight) than traditional RF induction machines, for many years, however, RF technology was considered the only solution because of perceived insurmountable technological impediments to the creation of a viable axial flux equivalent including: (i) challenges controlling the strong axial magnetic attraction force between the stator and the rotor, (ii) fabrication difficulties such as cutting the slots in laminated cores, (iii) high cost involved in manufacturing the laminated stator core, (iv) difficulties in assembling the machine and maintaining a uniform air gap and (v) providing a laminated rotor that can stand the large centrifugal forces. Aura, however, has overcome these barriers through a variety of technological innovations.

The issue of a strong axial magnetic attraction force between the stator and the rotor was addressed by Aura’s patented approach of using a topology of two stators and a rotor sandwiched between them or two rotors and a stator sandwiched between. The issues related to the fabrication and the high cost of manufacturing of the laminated stator cores were resolved by Aura using a technique involving punching the slots while rolling the steel, resulting in a continuous punched steel ribbon at a cost less than traditional punched laminates. Using various modern techniques and instruments, Aura has also overcome the difficulties in assembling the machine and maintaining a uniform air gap. Aura has also developed a patented cast rotor that does not require any laminates and provides the structural integrity to withstand large centrifugal forces, while at the same time provides the proper electric and magnetic properties. Thus, although the general operating principals of the AuraGen® are the same as a traditional RF machine, the novel design of the AuraGen® and its unique performance characteristics offer perceivable advantages over traditional RF technology.

●	A Smaller Footprint and a Lighter Weight Makes the AuraGen® Uniquely Suited for Applications in which Fit, and Weight are Critical Factors. On average, the AuraGen® system is approximately 50 percent lighter than comparable RF systems. Likewise, on average the AuraGen® has a volume of approximately 35% of RF equivalent machines. As a result, the AuraGen® is uniquely able to be installed in locations traditional RF technology cannot possibly due to size and weight. The use of an AuraGen® motor or generator with a disc rotor can thus be adopted in the construction of various devices with advantages in size, weight, and function. In addition, Aura’s axial flux design readily lends itself to stacking multiple rotors and stators on the same shaft, thus designing a relatively compact system capable of very large outputs.

●	AuraGen® Provides Greater Output Efficiency as Compared to Traditional RF Technology. Aura’s Axial Flux rotor design has significantly less inertia than the rotor used in equivalent traditional RF machines. As a result, Aura’s systems require less input horsepower to rotate at the required rpm, resulting in an increase in output efficiency. In addition, Aura’s stators require approximately 60% less copper than used in equivalent RF machines with much shorter stator coil end turns and shorter flux return paths. As a result, Aura’s design provides lower copper losses (additional increase in output efficiency) and lower manufacturing cost. In addition, specific AuraGen® geometry/symmetry results in magnetic flux paths that inherently avoid parasitic eddy currents without need for laminates All of the above contribute to an increase in efficiency.

●	Unlike Other electrical machines that are Dependent on Foreign Rare Earth Metals, the AuraGen® is Not. The AuraGen®, being an induction machine, does not use any permanent magnets (“PM”). Typical PM machines use NeFeB magnets (rare earths) that are mostly produced in China. In an article titled U.S. Needs a Strong Defense Against China’s Rare Earth weapon, written James Stavridis of Bloomberg opinion March 4, 2021 “China controls roughly 80% of the rare-earths market, between what it mines itself and processes in raw material from elsewhere. If it decided to wield the weapon of restricting the supply — something it has repeatedly threatened to do — it would create a significant challenge for manufacturers and a geopolitical predicament for the industrialized world. … In 2010, Beijing threatened to cut off exports to Japan over the disputed Senkaku Islands. Two years ago, Beijing was reportedly considering restrictions on exports to the U.S. generally, as well as against specific companies (such as defense giant Lockheed Martin Corp.) that it deemed in violation of its policies against selling advanced weapons to Taiwan.

●	Most EVs use PM machines. In applications that require variable speed and variable loads, such as in EV applications, the magnetic B field should be adjusted over the operating range. Generally bucking B fields are required to adjust for the B field produced by the Permanent magnets. In contrast, Aura’s induction machines do not have any PM and B fields are easily adjustable. This means that at light loads the controller can reduce voltage such that magnetic losses are reduced, and efficiency is maximized. Thus, Aura’s induction machine when operated with an Aura smart controller has an advantage over a PM machine – magnetic and conduction losses can be traded such that efficiency is optimized. This advantage. becomes increasingly important as performance is increased.

After a lengthy development period, the Company first began commercializing the AuraGen® in late 1999 and early 2000. In 2001, the first commercial AuraGen® product was a 4-pole machine which, when combined with our proprietary and patented electronic control unit (“ECU”), generated 5 kW of exportable 120/240 VAC power. We subsequently added a 6-pole configuration and introduced our patented bi-directional power supply that provided for 8.5 kW watts of exportable power with the capability of providing both alternating (“AC”) and direct (“DC”) power simultaneously. In Fiscal 2008, the Company introduced an AuraGen® system that generated up to 17 kW of continuous power by combining two 8.5 kW systems on a single shaft. Starting in July 2019, we began to redesign and upgrade the ECU and develop new axial flux generator configurations. As a result of such efforts, our redesigned ECU allows us to replace the old 5 kW solution with a 6.5 kW solution using the same 4-pole generator as well as to upgrade the output of the 6-pole machine from 8.5 kW to 15 kW. Our recent efforts have also resulted in the development of a 15-kW solution specifically designed to address cell tower needs of 240 VAC and simultaneously 48 VDC as well as new 4 kW and 10 kW solutions. The new 4 kW as a motor is approximately 6.5 inches in diameter and approximately 5 inches deep and has efficiency above 90%. The new 10 kW design as a mobile generator is approximately 8 inches in diameter, and 5 inches in axial length and efficiency higher than 92%.

To date, the Company has sold approximately 11,000 AuraGen® solutions for numerous applications.

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

In March 2019, stockholders of the Company represented a majority of the outstanding shares of the Company’s common stock delivered signed written consents to the Company removing Ronald Buschur, William Anderson and Si Ryong Yu as members of the Company’s Board and electing Ms. Cipora Lavut, Mr. David Mann, and Dr. Robert Lempert as directors of the Company in their stead. Because of Aura’s refusal to recognize the legal effectiveness of the consents, in April 2019 the stockholders filed suit in the Court of Chancery of the State of Delaware pursuant to Section 225 of the Delaware General Corporations Law, seeking an order confirming the validity of the consents. On July 8, 2019 the Court of Chancery entered final judgment in favor of the stockholder plaintiffs, confirming that (a) Ronald Buschur, Si Ryong Yu and William Anderson had been validly removed by the holders of a majority of the Company’s outstanding stock acting by written consent (b) Ms. Lavut, Mr. Mann and Dr. Lempert had been validly elected by the holders of a majority of the Company’s outstanding stock acting by written consent, and (c) the Company’s Board of Directors validly consists of Cipora Lavut, David Mann, Robert Lempert, Gary Douglas and Salvador Diaz-Versón, Jr. See Item 3, Legal Proceedings for more information. Following this ruling by the Court of Chancery, the newly confirmed Board of Directors terminated the employment of Melvin Gagerman, who had served as CEO and CFO of the Company since 2006, and installed Ms. Lavut as President, Mr. Mann as Chief Financial Officer and Dr. Lempert as Secretary of the Company. In February 2022, Mr. Steven Willett was appointed CFO.

Upon assuming control in the second half of Fiscal 2020, the Company’s new management team began significantly increasing its engineering, manufacturing and marketing activities as well as rebuilding relationships with its vendors and suppliers. Through these efforts, since July 8, 2019, the Company has shipped more than one-hundred and forty units (a greater than ten-fold increase over Fiscal 2019) and recorded approximately $1.0 million in revenue. During Fiscal 2022 and Fiscal 2021, the Company’s revenues and operations were adversely affected by the COVID-19 pandemic which resulted in a decline in revenues and shipments to customers.

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

As of the filing of this Annual Report on Form 10-K on June 15, 2022, the extent of the impact of the COVID-19 pandemic on our business, financial results and liquidity will depend largely on future developments, including the effectiveness of vaccination programs globally, the impact on capital and financial markets and the related impact on our customers, especially in the commercial vehicle markets. These future developments are outside of our control, are highly uncertain and cannot be predicted. If the impact is prolonged due, for example, to variant strains of the COVID-19 having an adverse impact, then it can further increase the difficulty of planning for operations and may require us to take further actions as it relates to costs and liquidity. These and other potential impacts of the COVID-19 pandemic will continue to adversely impact our results for the current year, Fiscal 2023, and that impact could be material.

Business Arrangements

During Fiscal 2018 and Fiscal 2019, the Company’s engineering, manufacturing, sales, and marketing activities were reduced while we focused on renegotiating numerous financial obligations. During this time, the Company’s agreements with numerous customers, third party vendors, and organizations and entities material to the operation of the Company business were canceled, delayed or terminated. During Fiscal 2018, the Company successfully restructured in excess of $30 million of debt. Also, during Fiscal 2018, the Company signed a joint venture agreement with a Chinese company to build, service and distribute AuraGen® products in China. Under the Jiangsu Shengfeng joint venture agreement, the Chinese partner owns 51% of the joint venture and the Company owns 49%. The Chinese partner contributed a total of approximately $9.75 million to the venture principally in the form of facilities, equipment, and approximately $500,000 of working capital while the Company contributed $250,000 in cash as well as a limited license. The limited license sold to the joint venture, however, does not permit the venture to manufacture the AuraGen® rotor; rather, the joint venture is required to purchase all rotor subassemblies as well as certain software elements directly from the Company. During Fiscal 2018, Jiangsu Shengfeng placed a $1,000,000 order with the Company including a $700,000 advance payment of which the Company has failed to deliver product in accordance with the order received. On November 20, 2019, the Company reached a preliminary agreement with Jiangsu Shengfeng regarding the return of $700,000 previously advanced to the Company. The preliminary agreement reached consists of a non-interest-bearing promissory note and a payment plan pursuant to which the $700,000 is to be paid over a 11-month period beginning March 15, 2020, through February 15, 2021. The preliminary agreement was subject to the JV continuous operation. However, starting in January 2020 the JV was shut down by the Chinese authority due to the COVID-19 virus, and as of the date of this filing, the JV operation has not restarted. In February 29, 2020, the unpaid balance of $700,000 was reported as part of notes payables – related party in the accompanying financial statements. During Fiscal 2020, the Company recorded an impairment expense of $250,000 to fully write-off the Jiangsu Shengfeng investment due to the uncertainty of the operation.

In Fiscal 2020 stockholders of the Company successfully removed Ronald Buschur, William Anderson and Si Ryong Yu from the Company’s Board of Directors and elected Ms. Cipora Lavut, Mr. David Mann and Dr. Robert Lempert as directors of the Company in their stead. See Item 3, Legal Proceedings for more information. Also, in Fiscal 2020, Melvin Gagerman, Aura’s CEO and CFO since 2006, was replaced. In July 2019 Ms. Lavut succeeded Mr. Gagerman as President and Mr. Mann succeeded Mr. Gagerman as CFO. Dr. Lempert was appointed as Secretary of the Company by the Board of Directors also in July 2019. In February 2022, Mr. Steven Willett was appointed CFO. During the second half of Fiscal 2020, the Company began significantly increasing its engineering, manufacturing and marketing activities. From July 8, 2019, through the end of Fiscal year 2022 (February 28, 2022), we shipped more than 140 units to customers (a more than a ten-fold increase over Fiscal 2019).

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

As a result of the COVID-19 pandemic, we have experienced varying degrees of business disruptions and periods of closure of our corporate facilities as have our customers, suppliers, and vendors, resulting in significant adverse impacts to our operating results. Resurgences in certain parts of the world resulted in further business disruptions periodically throughout Fiscal 2022 and Fiscal 2021. Such disruptions have continued into the first quarter of Fiscal 2023, impacting our business.

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

Electric motor are the main users of electricity, accounting for approximately 53% of the global demand for electricity. Over 65% of the energy used to support electric motors is used for industrial motor systems.1 The industrial electric motor market is expected to grow from an estimated USD 113.3 billion in 2020 to USD 169.1 billion by 2026, at a CAGR of 6.9% during the forecast period2. The increase in global electricity consumption, and the use of electrical equipment and machines in different industries and the renewables sector are major factors driving growth in the electric motor market during the forecast period

Electric motors are employed in infrastructure, major structures, and industries all around the world. Each year, approximal 30 million motors are sold for industrial use alone3. Electric motors find application in a variety of equipment throughout industry. Common industrial applications include: (i) compressors, (ii) fans and blowers, (iii) heavy duty equipment, (iv) HVAC systems, (v) pumps and (vi) machine tools (laths and mills etc.) Electric motors and generators are one of the most important tools in modern day life.

Numerous studies show a high potential for energy efficiency improvement in motor systems. Specifically, system optimization approaches which address the entire motor system demonstrate high potential for energy savings. For most countries the saving potentials for energy efficiency improvements in motor systems with best available technology lie between 9 and 13 percent of the national industrial electricity demand4.

Aura’s machines use approximately 60% less copper, are approximately 1/3 the size and weight and are more efficient than the equivalent traditional radial flux (“RF”) induction machine.

When compared to radial and axial flux permanent magnet machines, Aura machines are less expensive to manufacture, do not use any rare earths, do not use any permanent magnets, are not dependent on supply from China, are more robust, have a higher operating speed range, have lower maintenance, have a longer lifetime, and are generally smaller, lighter and higher in efficiency.

EV applications

The universal global trend for electrification has created in addition to the industrial demand for motors also a very large demand for motors used in electric transportation for vehicles, planes, and boats (“EV”). In such applications, one or more electric motors are used for propulsion. The power to drive the electric motors is generally a battery system or fuel cell. Both batteries and fuel cells convert some form of fuel to electricity through some chemical process. EVs include, but are not limited to, road and off-road vehicles, surface and underwater vessels, electric aircraft, and electric spacecraft.

[1]	Identification of Technoeconomic Opportunities with the Use of Premium Efficiency Motors as Alternative for Developing Countries -Julio R. Gómez etc. Published: October 16, 2020
[2]	Markets & Markets Electric Motor Market Published Date: Nov 2020 | Report Code: EP 3882
[3]	Precedence Research October 6, 2021
[4]	Energy efficiency in electric motor systems- UN industrial Development Organization Venna 2012

It is rather interesting to note that, while electric motors have been around for more than 200 years, technical information on electric motors in EVs is very scarce and generally only found in niche technology sites. Most EV literature only notes the motor’s relative quietness, its torque response, its simplicity, and long-term low maintenance requirements. Most of the space dedicated to the powertrain (motor, motor- controller and some cases a gear box) is focuses, instead, on the battery—its size and weight, where it sits, the range, how long it takes to fully charge, etc. Yet, the only function of the battery system is to support the electric motors and its controller.

In addition to the batteries, the electric motor and supporting power electronics are critical components of EV drivetrain. It is expected that over 100 million electric motors will be required per year by 2032 to meet the demand for the growing EV market5 (where would all the rare earths come from to support 100 million motors per year?).

The global Electric Vehicle Market size is projected to grow from 4 million units in 2021 to 34.76 million units by 20306.  The AC motor (most power by alternating current) is expected to witness the fastest growth in the electric motor market during the forecast period.

The global electric powertrain market (electric motor, plus motor controller plus a gear box) size is projected to surpass around US$ 200 billion by 2027 and growing at a CAGR 13.8%. The motor/generator component expected to show lucrative growth over the analysis period attributed to the escalated penetration of plug-in hybrid battery electric vehicle (“PHEV”) and battery electric vehicle (“BEV”) across the globe7

There are several key performance metrics for electric motors. Power and torque density enables improved driving dynamics in a smaller and lighter package, with weight and space being at a premium in EVs. Another critical area is efficiency. Improving efficiency means that less energy stored in the battery is wasted when accelerating the vehicle, resulting in improved range from the same battery capacity. Smaller motor system weight will also contribute to increase in range since less weight needs to be moved.

Most electric motors currently used for electric mobility employ high energy permanent magnets8. The magnetic material is usually sintered neodymium–iron–boron (NdFeB) made or processed in China. Neodymium is one of the rare earth elements. China has around a third of all rare earth reserves and around 90% of global production9. In 1987 the Chinese President Deng Xiaoping famously said, “the middle East has Oil; China has rare earths”. An Oxford Analytics Expert briefing on July 30, 2020, states that “(i) Permanent Magnets will account for 3⁄4 of rare earth demand by 2030 up from 1⁄4 in 2020 and (ii)Electric vehicles and off shore wind will drive demand and be most vulnerable to supply shocks”.

[5]	Emerging Electric Motor Technologies for the EV Market Sep 28, 2021Luke Gear
[6]	Market & market Electric Vehicle Market May 2021 Report code AT4907
[7]	Precedence research June 9, 2021
[8]	Will rare earth be eliminated in EV motor-Dr. James Edmondson Nov 2-2020
[9]	Vikendi December 29, 2021

Permanent magnet (“PM”) machines can be extremely light in weight and highly efficient. In PM machines the magnetic field B is fixed by the magnets and the only way to change this is with a bucking field. These bucking currents result in increase in temperature that could affect the magnetization of the permanent magnets.

In PM machines the operating temperature must be kept at below 100oC because at that temperature the magnets start to lose some of their magnetization and at 180oC they become completely demagnetized. However, in EV applications at low speed, one needs to use a lot of current (generating high heat) to get the required torque; similarly, at high speeds one needs a lot of current for the bucking fields to reduce the B field. Thus, PM machines for mobility require a very complex cooling system. All the components in the machine are designed for maximum specifications but operationally the machine is limited by temperature requirements of the magnets. The cost of such machines is high due to (i) The permanent magnets ($50-$70 per kg), (ii) the complex cooling system and (iii) complex controller.

In addition to the cost issues, the permanent magnets are subject to the economic and political control of China. There is always the possible situation that China economically weaponizes rare earth and stops sending the refined product to the U.S so they cannot be used in weapon systems or commercial applications such as electric vehicles10. In the past during political disputes China threatened to cease export of rare earths11.

Unlike the PM machines, Aura’s axial flux induction machines do not use any permanent magnets and therefore the controller can change the B fields since B is proportionate to the voltage divided by the frequency (V/f). Thus, the Aura machine, when operated with a smart inverter, has an advantage over a PM machine. The Aura machine has a smaller volume, equal or better efficiency, more reliable and a large cost advantage. This advantage becomes increasingly important as performance is increased.

Mobile and Remote Power Applications

The global generator sales market was $20.3 billion in 2019 and is estimated to reach $27.16 billion by 2027 (Fortune Business Insight). Most industries dealing with construction and infrastructure rely on mobile generators to support modern computers, digital sensors and instruments as well as electrical driven tools. Current automotive alternators cannot supply the existing demanded power for many such applications and thus the common solution is the use of stand-alone gensets (often referred to a “Auxiliary Power Units” or simply “APUs”). These APUs, however, (i) consume large amounts of fuel, (ii) are heavy and bulky and accordingly must often be towed on trailers, and (iii) require constant maintenance. Additionally, traditional APUs are generally not considered to be environmentally friendly power solutions based on their high fuel consumption, loud operating noise levels, and the emissions they secrete into the air. In comparison, the AuraGen® system is small and light enough to generally be integrated directly into existing vehicles, does not require significant maintenance, nor do they require any set-up or tear-down time. In addition, there are no heavy lifting required and to contact with hot surfaces. The AuraGen® operation when integrated in a vehicle or a boat is completely seamless and transparent to the user.

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

In addition, numerous leisure users are increasingly demanding mobile power for use of air-conditioning, appliances and other amenities.

[10]	China Maintains Dominance in Rare Earth Production-National defense 9/8/21 by Stew Magnuson
[11]	Supercomputers Predict rare earth Market Vulnerability-National defense 9/9/21 by Stew Magnuson

Beside stand-alone gensets (often referred to “auxiliary power units” or simply “APU” s), all automotive users rely on integrated alternators in their vehicles for such things as navigation systems, electric seating, electric windows, sound/ phone systems and lights. In 2019 alone, 87.9 million passenger vehicles were sold globally12 (each one used an alternator. The market for automotive alternators is presently dominated mainly by four companies: Denso, Valeo, Mitsubishi Electric, and Hitachi Automotive. These companies jointly control nearly 80% of the global market. The compact size and significant increase in efficiency of the AuraGen® provides an ideal replacement (fit and form) for high output automotive alternators while offering higher efficiency, longer lifetime and the flexibility of multi types of voltage both AC and DC. Recently, the Company completed the design for a 10-kW alternator with diameter of less than 8 inches and axial length of less than 6 inches. The new 10 kW alternator will provide the full 10 kW power at alternator speeds of 2,500-13,000 rpm with efficiency higher than 92%.

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

Electric Motors

There are four (4) basic approaches for electrical machines: (i) the rotor can be electrically excited such that it creates a magnetic field with constant orientation (as in synchronous machines) and usually uses brushes and or commutators; (ii) the shape of the rotor can induce reluctance variations in the stator (as in switched reluctance machines); (iii) the rotor can be permanently magnetized with permanent magnets (“PM “) as in brushless DC machines; and (iv) the rotor field can be induced from the stator due to the rotor’s structure as in induction machines. Our axial flux technology is an induction machine.

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

[12]	Motor Intelligence. Automotive alternator market growth trends forecast 2021-2026)

AC induction machine (no PM) is the most common electrical machine in use today. A changing magnetic field in the stator induces a current in the rotor. The current in the rotor produces its own magnetic field, which then interacts with the magnetic field of the stator, causing the rotor to turn. The name induction comes from the fact that current is induced in the rotor by the changing magnetic field of the stator. Radial flux induction machines have been the workhorse of industry due to their robustness, attractive cost, and easy of control; however, they are relatively, heavy and bulky. On the other hand, Aura’s axial flux (“AF”) induction machines, have all of the advantages of the radial flux machines but with the advantage of higher energy density and higher efficiency resulting in a smaller and lighter machine with equivalent or better performance. Unlike the PM machines, induction machines do not use any permanent magnets and therefore the controller can change the B fields since B is proportionate to the voltage divided by the frequency (V/f).

Although our axial flux induction technology provides significant advantages in both cost (significant less copper, steel and aluminum), size/weight and performance, most of our competitors have far greater financial, technical, and marketing resources than we have. They have larger budgets for research, new product development and marketing, and have long-standing customer relationships.

Key players in the market are (i) Nidec Motor Corporation, (ii) ABB Ltd., (iii) Siemens AG, (iv) WEG Electric Corp, (v) Regal Beloit Corporation, (vi) Wolong, and (vii)Teco Westinghouse.

Generators

There are five basic approaches used in mobile generators

Gensets AKA APU. Portable generators meet the large market need for auxiliary power. Millions of units per year are sold in North America alone, and millions more are sold across the world to meet market demands for 1 to 20 Kilowatts of portable power. The market for these power levels addresses the commercial, leisure and residential markets, and is essentially divided into: (a) higher power, higher quality and higher price commercial level units; and (b) lower power, lower quality and lower price level units. Gensets provide the strongest competition across the widest marketplace for auxiliary power. Onan, Honda, Generac and Kohler, among others, are well established and respected brand names in the genset market for higher reliability auxiliary power generation. There are over 40 registered genset-manufacturing companies in the United States.

Some of the key suppliers are Caterpillar (US), Cummins (US), Rolls-Royce Holdings (UK), Atlas Copco (Sweden), Mitsubishi Heavy Industries, Ltd. (Japan), Yanmar (Japan), Generac (US), ABB (Switzerland), Siemens Energy (Germany), Weichai Group (China), Kohler Co. (US), Kirloskar Oil Engines Ltd. (India), Denyo (Japan), and Sterling & Wilson (India),

High Output Alternators. There are many High Output Alternator manufacturers. Some of the better-known ones are Delco-Remy, Bosh, Nippon Densu, Hitachi, Mitsubishi and Prestolite. All alternators provide their rated power at very high RPM and significantly less power at lower RPM. In addition, alternators are generally only 30% efficient at the low RPM range and increase to 50% efficiency at the high RPM range.

Inverters. There are many inverter manufacturers across the globe; the best known one is Xentrex. The pricing of industrial grade sine wave inverters is approximately $400 per kilowatt plus the cost of a high output alternator (estimated at $1,000) and a good throttle controller (estimated in the range of $250-500).

Permanent-Magnet Alternators. A number of companies have introduced alternators using exotic rare earth Neodymium (NdFeB) magnets. These alternators tend to have higher power generation capabilities than regular alternators at lower RPM. Unfortunately, PM machines with NdFeB magnets are very sensitive to temperature and, unlike the AuraGen®, cannot survive the typical under-the-hood environment (200oF+). In order to apply such devices for automotive applications one must add an active cooling system to keep the magnets from demagnetizing at approximately 200oF. In addition, most of the rare earth magnets (NeFeB) are manufactured in China and are subject to potential political and economic pressure.

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

Numerous companies are introducing axial flux machines; however, they generally use rare earth NeFeB magnets (made in China) and are thus not induction machines but rather permanent magnet machines. Some of the better-known companies are YASA, EVO, Magnax and Phi Power.

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

Competitive Advantages of the AuraGen® Axial Flux Induction technology

As a motor-Aura’s Axial Flux (“AF”) induction motor/generator is increasingly attracting attention from high impact potential users seeking advantages over conventional motors, particularly for Electric Vehicle applications. These advantages include (i) compact construction, (ii) better power to weight ratio, (iii) shorter axial length, (iv) better efficiency, (v) better torque to volume and weight ratio, (vi) very high utilization of active materials (less than 60% of the copper) and (vii) excellent ventilation and cooling. Induction machines (i) do not use any rare earth elements and have no permanent magnets. Due to their flat shape, lower weight and compact construction, Aura’s axial flux motors are ideal for pumps, fans, food processors, HVHC, etc. An axial flux machine is also preferred in applications where the rotor can be integrated with the rotating part of mechanical loads.

The AuraGen® motor’s operational range is between -40 and 340-degrees F; therefore, it is suitable to operate in a harsh environment.

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

Durability; No Scheduled Maintenance. The AuraGen® motor/generator solution does not require any scheduled maintenance. The historical failure rate for Aura’s machines over a 20-year period is less than 0.5%. The bearings are rated for 28,000 hours.

Aura’s axial flux induction (no PM) can be summarized as

●	Disruptive since it addresses the entire field of electrical motors and generators by providing a solution that is smaller, lighter, more efficient, cost less to manufacture and does not use any permanent magnets.

●	Aura has demonstrated mass production of this technology with more than 11,000 machines.

●	The market opportunity for industrial applications of Aura’s motors/generators is more than $100 billion per year.

●	The EV powertrain business opportunity for the Aura’s is a significant percentage of the $200+ billion per year projected business.

●	The economic value proposition is well defined in terms of cost, performance and size.

●	The Aura solution provides significant global reduction in the use of raw materials such as copper, steel, and aluminum.

●	The higher efficiency of Aura’s motor, when used in a manufacturing environment, can lead to a noticeable reduction in the global consumption of energy.

●	When used for mobile power generation, Aura’s technology leads to a significant reduction in global pollution by being able to reduce and, in many situations, eliminate completely small diesel and gasoline engines used in power generation.

●	When used for electric vehicles, the smaller size, weight, and increased efficiency could lead to an increase in range and/or reduced battery weight.

●	When used in remote stand-alone diesel power generation such as cell towers, Aura’s increased efficiency, lower rotor inertia, voltages flexibility and load-following architecture results in a significant reduction in fuel usage (and, of course, reduced pollution).

●	Aura’s significantly (65% less) lower rotor inertia and variable speed capabilities make Aura’s solution ideal for small hydro applications that are currently being ignored because of construction cost, low head, and slow flow situations.

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

Electric motors

Electric motors for industrial applications. We have completed the design of 4 kW and 10 kW machines. The designs show significantly increased efficiency as compared to equivalent other designs, and in addition they are a fraction of the size and weight, use approximately 50-60% less copper and cost less to manufacture.

Electric motors for electric delivery trucks. We are exploring the use of our axial flux induction machine to be integrated into electric delivery trucks. This application would require approximately 150-kW machine that will use 600-800VDC battery system. We started the design activities for this application and expect to complete the design over the next few months.

Electric motors for high end electric cars. We are exploring the use of our axial flux induction machine to be integrated into high end electric cars. This application would require approximately 250-300-kW machine that will use 800VDC battery system and will operate at 20,000 RPM.

Electric motors for flywheels. Our axial flux machine lends itself to multi stacking of rotors and stators on a single shaft to create motors in the 750kW range with a diameter of approximately 13-14 inches. Due to the solid rotor disk of our axial flux machine one can operate such machines safely in the 20,000 RPM range.

Drive motors for electric boats- We started to explore the possibility of using our axial flux induction machine as a drive motor for small to medium electric boats.

Mobile power generation

Military market. One focused market for the Company’s VIPER solution is military applications. The global military land vehicles market is expected to grow by 29% through 2022, increasing to $30.33 billion by 202213. While traditional markets for military vehicles such as the U.S. are choosing to upgrade and maintain existing fleets rather than replace aging vehicles, other regions are looking to purchase new units, which also provides maintenance and upgrade opportunities. The active number of military vehicles was estimated at over 408,000 in 2012 and is expected to increase to slightly over 418,000 by 2021. New vehicle procurement is expected to decline in western defense and increase in emerging markets of APAC and the Middle East.

Automotive alternators. In 2019, 87.9 million units of passenger cars were sold globally,14 each one used an alternator. The market for automotive alternators is dominated mainly by four companies: Denso, Valeo, Mitsubishi Electric, and Hitachi Automotive. These companies jointly control nearly 80% of the global market. The compact size and significant increase in efficiency of the AuraGen® provides an ideal replacement (fit and form) for high output automotive alternators.

Diesel based cell towers. According to Statista (Technology and telecommunication Thomas Alsop sept 22, 2020), in 2019, there were 395,562 mobile wireless cell sites in the United States, with a large amount of investment going toward 5G-ready cell sites and antennas as per the source. Phil Marshall, chief research officer at Tolaga Research, estimates the global number of base stations at 6.5 million sites, while Chinese equipment vendor Huawei puts the number at 7 million. Many of the cell sites are powered by diesel generators. The AuraGen® solution increase in efficiency over traditional generators, when combined with our load following architecture and the ability to provide both AC and -48VDC simultaneously makes our solution very attractive to cell towers operators that depend on diesel power. Our solution has the potential for significant diesel fuel savings in such an application.

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

[13]	John Keller July 10, 2014 Military and Aerospace Electronics
[14]	Motor Intelligence. Automotive alternator market growth trends forecast 2021-2026)

Facilities, Manufacturing Process and Suppliers

During Fiscal 2021, our facilities consisted primarily of approximately 20,000 square feet in Stanton, California that we shared with ECS Corporation and an additional storage facility in Santa Clarita, California. The Stanton facility was under a month-to-month rental agreement for $10,000 per month. The monthly rent for the Santa Clarita storage facility was also under a month-to-month rental agreement for $5,000 per month and was terminated effective July 31, 2020. Following exit from the Santa Clarita facility in July 2020 through February 28, 2021, we rented temporary storage space for approximately $2,500 per month. In early Fiscal 2022 we consolidated all administrative offices and operations in a new modern stand-alone facility consisting of approximately 18,000 square feet in Lake Forest, California. This Lake Forest facility is subject to a lease agreement with a 66-month lease period effective from February 2021, through August 31, 2026. The monthly base lease rate for the Lake Forest Facility is currently $22,848 per month with a 3% annual escalation.

As the Company continues to expand operations, we will need to renew relationships and contracts with our suppliers or locate suitable new suppliers for subassemblies and other components.

Research and Development

We believe that ongoing research and development is important to the success of our product in order to utilize the most recent technology, develop additional products and additional uses for existing products, stay current with changes in vehicle manufacture and design and to maintain an advantage over potential competition. Our engineering, research and development costs for Fiscal 2022 was approximately $0.6 million compared to approximately $0.2 million in Fiscal 2021.

In Fiscal 2019 we began redesign work on our Electronic Control Unit (“ECU”) to include state-of-the-art power electronics and processors. Work on this redesign was temporarily suspended in mid-2019 when the Company’s then-management team reallocated significant resources to unsuccessfully oppose shareholders controlling a majority of the outstanding shares of the Company’s common stock who sought to replace certain members of the Company’s Board of Directors. On July 8, 2019, the Delaware Court of Chancery entered final judgment confirming the validity of this stockholder action. With the new management team installed, starting in July 2019 work on the ECU redesign resumed and, in September 2019, we successfully tested and implemented this newly designed ECU. As a result of such efforts, our redesigned ECU allows us to replace the old 5 kW solution with a 6.5 kW solution using the same 4-pole generator as well as to upgrade the output of the 6-pole machine from 8.5 kW to 15 kW. Our recent efforts have also resulted in the development of a 15 kW solution specifically designed to address cell tower needs of 240 VAC and simultaneously 48 VDC as well as a new 4 kW solution that is 7.5 inches in diameter and 5 inches deep that is being configured both as a motor and automotive alternator. In Fiscal 2022 we delivered the initial units of our new ECU solution.

Patents and Intellectual Property

Our intellectual property portfolio consists of trademarks, proprietary know-how, trade secrets, and patents. Historically the Company obtained over 70 patents in electromagnetic and electrooptical technologies.

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

We hold the following patents: Nos. 6,700,214; 6,700,802; 8,955,624; with expiration dates in 2024, 2024 and 2033, respectively.

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

The patent application for the integration of the AuraGen® power solution with transport refrigeration was specifically geared for U.S. trucks manufactured prior to 2015. This application was abandoned, and we expect to reexamine the patent ideas over the next 12 months as applied to both U.S. and foreign trucks for more up-to-date required configurations. The patent application for interface kit of the AuraGen® with prime mover patent was issued (8,955,624). A provisional Patent (502,246,733) was issued for the water cooled AuraGen® solution in 2013.

The patent application for a unique cable system with safety protection to transfer high power between two moving objects was abandoned by prior management during the 2015-2019 period. The patent application for a unique clamping of power electronic components to heat sink to ensure good thermal conductivity was abandoned since Aura’s power electronic solution has since been completely redesigned and the old design issues are no longer relevant.

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

Employees

As of the date of this filing, the Company has a total of ten (10) full-time employees in research and development, sales, operations and administration. Additionally, the Company engages independent contractors, on an as-needed basis, to support various areas of the business. During Fiscal 2022 and Fiscal 2021 we engaged three independent contractors, two to support engineering developments, and one for accounting support.

Significant Customers

In fiscal 2022, there were four customers that accounted for over 10% individually of the Company’s revenues, however no customer is considered significant. In fiscal 2021, one significant customer, CBOL, accounted for 83% of revenues.

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

Except for Fiscal 2018 and Fiscal 2021, in each fiscal year since our reorganization in 2006, we have reported losses. For Fiscal year 2022, we recorded a net loss of $4.0 million. Since the Company’s Chapter 11 Plan reorganization in 2006, we have spent considerable amounts on, among other things, building market awareness and infrastructure for sales and distribution, enhancing our engineering capabilities, perfecting an all-electric refrigeration transport system for midsize trucks, developing a 15 kW product, and developing a six-inch system capable of delivering approximately 4 kW of power. We continue to need substantial funds for the development of new products, enhancement of existing products and in order to expand sales. However, sales of our products have not increased as we expected them to and may never increase to the level that we need to expand our operations, or even to sustain them. We can provide no assurance as to when, or if, we will be profitable in the future. Even if we achieve profitability, we may not be able to sustain it.

The effects of a pandemic or widespread outbreak of an illness, such as the COVID-19 pandemic, has had and could continue to have a material adverse impact on our business, results of operations and financial condition.

The outbreak of COVID-19 was declared a pandemic by the World Health Organization (“WHO”) during our fourth quarter of Fiscal 2020 and continues to impact our operations and cash flows up to the filing date of this Annual Report for Fiscal 2022. While we have implemented measures to mitigate the impact of the COVID-19 pandemic, we expect our Fiscal 2023 results of operations to continue to be adversely affected by the COVID-19 pandemic.

As a result of the COVID-19 pandemic, we have experienced varying degrees of business disruptions and periods of closure of our corporate facilities, as have our customers, partners, suppliers, and vendors, as described in Item 1 — “Business — Recent Developments.” Collectively, these disruptions have had a material adverse impact on our business throughout Fiscal 2022 and Fiscal 2021. Despite the introduction of COVID-19 vaccines, the pandemic remains highly volatile and continues to evolve. Accordingly, we cannot predict for how long and to what extent this crisis will continue to impact our business operations or the global economy as a whole. Potential impacts to our business include, but are not limited to:

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

Additional discussion related to the various risks and uncertainties described above is included elsewhere within this “Risk Factors” section of our Form 10-K.

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

We will need additional capital in the future to meet our obligations and financing may not be available. During Fiscal 2022 and Fiscal 2021, the Company attempted to increase its engineering and manufacturing activities, but it still struggled with meeting its financial requirements. If we cannot obtain additional capital, we will not be able to continue our operations.

As a result of our operating losses, we have largely financed our operations through sales of our equity securities. Beginning with Fiscal 2017, the Company significantly reduced its engineering, manufacturing, sales, and marketing activities to focus on renegotiating numerous financial obligations and conserving cash. For Fiscal 2022 and Fiscal 2021, we had approximately $2.6 million negative and $1.9 million negative cash flows from operations, respectively, due primarily to the impact of the COVID-19 pandemic. The Company’s engineering and manufacturing activities remained limited due to our inability to increase sales and raise significant amounts of new financing. Our ability to continue as a going concern is directly dependent upon our ability to obtain additional operating capital and generating sufficient operating cash flow. The impacts of the COVID-19 pandemic have caused significant uncertainty and volatility in the credit markets and there can be no assurance that lenders or investors will make additional commitments to provide financing to us under current circumstances. As a result of the impacts of the COVID-19 pandemic, we may be required to raise additional capital and our access to and cost of financing will depend on, among other things, global economic conditions, conditions in the global financing markets, the availability of sufficient amounts of financing, and our prospects. If we are unable to obtain additional funding as and when we need it, we will not be able to recommence operations or undertake our planned expansion.

There is substantial doubt about our ability to continue as a going concern.

Our independent registered public accounting firm in their report on the Company’s February 28, 2022 audited financial statements raised substantial doubt about our ability to continue as a going concern. We do not have any sufficient committed sources of capital and do not know whether additional financing will be available when needed on terms that are acceptable, if at all. This going concern statement from our independent public accounting firm may discourage some investors from purchasing our stock or providing alternative capital financing. The failure to satisfy our capital requirements will adversely affect our business, financial condition, results of operations and prospects.

We have identified material weaknesses in our disclosure controls and procedures internal control over financial reporting. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) ineffective controls over transactions for debt issuances to provide for review of all terms in a timely and accurate manner, to ensure reporting is in conformance with generally accepted accounting principles and properly reflected in the financial results; and (2) ineffective controls over transactions for common stock issuances and options to provide for review of all terms in a timely and accurate manner, to ensure reporting is in conformance with generally accepted accounting principles and properly reflected in the financial results. These material weaknesses resulted in the restatement of our financial statements for the year ended February 28, 2021. The Company plans to remediate the identified material weaknesses and other deficiencies and enhance our internal controls and disclosure controls over financial reporting in fiscal 2023, but there can be no guarantee that this will be accomplished.

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

We have been and may in the become subject to various legal proceedings and claims that arise in or outside the ordinary course of business. Certain current lawsuits and pending proceedings are described under Part I, Item 3. “Legal Proceedings.”

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

We have substantial indebtedness and obligations to pay interest.

We currently have, and will likely continue to have, a substantial amount of indebtedness and obligations to pay interest from various financing and settlement arrangements. Our indebtedness and interest obligations could, among other things, make it more difficult for us to satisfy our debt obligations, require us to use a large portion of our cash flow from operations to repay and service our debt or otherwise create liquidity problems, limit our flexibility to adjust to market conditions, and place us at a competitive disadvantage. As of February 28, 2022, we had total notes payable debt outstanding plus accrued interest of approximately $18.7 million, of which $18.4 million was short term.

In March 2022, the Company reached a settlement that resolves the various claims asserted against us by former director, Robert Kopple, and his affiliated entities. In July 2017, Mr. Kopple and his affiliates brought suit against the Company relating to more than $13 million and the current equivalent of more than approximately 23 million warrants, exercisable for seven years at a price of $0.10 per share, which Mr. Kopple and his affiliated entities (collectively the “Kopple Parties”) claimed to be owed to them pursuant to various agreements with the Company entered into between 2013-2016. Under the terms of the settlement, we have agreed to pay an aggregate amount of $10 million over a period of seven years; $3 million of which is to be paid within approximately three months of the settlement date, after which, interest will accrue on the unpaid balance at a rate of 6%, compounded annually. All amounts, including all accrued interest, are to be paid no later than eight years from the date of the initial payment. The Kopple Parties have also received seven-year warrants to purchase up to an aggregate of approximately 3.3 million shares of our common stock at a price of $0.85 per share. The settlement also provides for standard mutual general release provisions and includes customary representations, warranties, and covenants, including certain increases in the amount payable to the Kopple Parties and the right of such parties to enter judgment against the Company if the Company remains in uncured default in its payment obligations under the settlement. See Item 3. “Legal Proceedings”, “Liquidity and Capital Resources” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Footnote 19 “Subsequent Events “in the Notes to Financial Statements included elsewhere in this Annual Report on Form 10-K for additional information regarding the transactions under dispute.

We expect to obtain the money to pay our expenses and pay the principal and interest on our indebtedness from cash flow from our operations and potentially from securities offerings. Accordingly, our ability to meet our obligations depends on our future performance and capital raising activities, which will be affected by financial, business, economic and other factors, many of which are beyond our control. If our cash flow and capital resources prove inadequate to allow us to pay the principal and interest on our debt and meet our other obligations, we could face substantial liquidity problems and might be required to dispose of material assets or operations, restructure or refinance our debt, which we may be unable to do on acceptable terms, and forego attractive business opportunities. In addition, the terms of our existing or future debt agreements may restrict us from pursuing any of these alternatives.

Our business is not diversified. If we cannot increase market acceptance of our products, modify our products and services, or compete with new technologies, we may never be profitable.

We currently focus all of our resources on the successful commercialization of the AuraGen® family of products. Because we have elected to focus our business on a single technology line rather than diversifying into other areas, our success will be dependent upon the commercial success of these products. If we are unable to increase market acceptance of our products, if we are unable to modify our products and services on a timely basis so that we lose customers, or if new technologies make our technology obsolete, we may never be profitable.

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

In March 2017, we entered into a joint venture agreement with a Chinese partner. This joint venture arrangement and other transactions and arrangements involve significant challenges and risks, including that they do not advance our business strategy, that we get an unsatisfactory return on our investment, that we have difficulty integrating and retaining new employees, business systems, and technology, or that they distract management from our other businesses. If an arrangement fails to adequately anticipate changing circumstances and interests of a party, it may result in early termination or renegotiation of the arrangement. The success of these transactions and arrangements will depend in part on our ability to leverage them to enhance our existing products and services or develop compelling new ones. It may take longer than expected to realize the full benefits from these transactions and arrangements, such as increased revenue, enhanced efficiencies, or increased market share, or the benefits may ultimately be smaller than we expected. These events could adversely affect our operating results or financial condition. During Fiscal 2020, the Company recorded an impairment expense of $250,000 writing-off the Jiangsu Shengfeng investment due to operational and future cash-flow uncertainties associated with AuraGen® market development prospects in China through the joint venture.

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

As described in ITEM 9A, Controls and Procedures contained herein in this Annual Report, we have concluded that the Company’s internal controls over financial reporting are not effective for the Fiscal year ended February 28, 2022 and have identified a material weakness in our financial reporting internal controls. The Company plans to remediate the material weakness in fiscal 2023, but there is no guarantee that this will be accomplished. Presently, the Company does not have the financial resources to fully comply with all requirements of Section 404. If, in the future, we identify one or more material weaknesses in our internal controls over financial reporting during this continuous evaluation process, our management may not be able to assert that such internal controls are effective. Therefore, if we are unable to assert that our internal controls over financial reporting are effective in the future, or if our auditors are unable to attest that our internal controls are effective or they are unable to express an opinion on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our business and the market price of our Common Stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

During Fiscal 2021, our facilities consisted primarily of approximately 20,000 shared square feet in Stanton, California and an additional storage facility in Santa Clarita, California. The Stanton facility previously was used for final assembly and testing of AuraGen®/VIPER systems under a month-to-month rental agreement for $10,000 per month. The monthly rent for the Santa Clarita storage facility that was terminated effective July 31, 2020 was also under a month-to-month rental agreement for $5,000 per month. Following the exit from the Santa Clarita facility to February 28, 2021, we rented temporary storage space through February 28, 2021 for $2,500 per month. Effective February 28, 2021, we vacated the Stanton facility and consolidated our administrative offices, operations including warehousing space within an approximately 18,000 square feet facility in Lake Forest, California under a rental agreement that commenced on February 15, 2021 and covers a 66-month rental period effective from February 2021 through August 31, 2026.

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

In 2017, the Company’s former COO was awarded approximately $238,000 in accrued salary and related charges by the California labor board. In August 2021, the Company reached a settlement by which the Company agreed to pay approximately $330,000, representing the principal award plus accrued interest. As of the time of this filing, the Company has paid approximately $108,400 toward the settlement amount. The remaining balance of approximately $221,600 is to be paid no later than September 1, 2022, and accrues interest of 10% per annum until paid.

Since July 2017 the Company has been engaged in litigation with a former director, Robert Kopple, relating to more than $13 million and the current equivalent of the approximately 23 million warrants, exercisable for seven years at a price of $0.10 per share, which Mr. Kopple and his affiliated entities (collectively the “Kopple Parties”) claimed should have been originally issued to them pursuant to various agreements with the Company entered to between 2013-2016. In March 2022, the Company reached a settlement with the Kopple Parties that resolves all claims asserted against the Company without any admission, concession or finding of any fault, liability or wrongdoing on the part of the Company. Under the terms of the settlement, we have agreed to pay an aggregate amount of $10 million over a period of seven years; $3 million of which is to be paid on or before June 8, 2022, after which, interest will accrue on the unpaid balance at a rate of 6%, compounded annually. All amounts, including all accrued interest, are to be paid no later than eight years from the date of the initial payment. The Kopple Parties have also received seven-year warrants to purchase up to an aggregate of approximately 3.3 million shares of our common stock at a price of $0.85 per share. The settlement also provides for standard mutual general release provisions and includes customary representations, warranties, and covenants, including certain increases in the amount payable to the Kopple Parties and the right of such parties to enter judgment against the Company if the Company remains in uncured default in its payment obligations under the settlement. As of June 8, 2022 and the date of this report, the Company has not yet paid the $3,000,000 installment due to Kopple. Pursuant to the agreement, the Company has 60 days to cure the nonpayment of the $3,000,000 default. (See Part IV, Item 15, Note 19 to the Financial Statements).

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

On June 20, 2013, the Company entered into an agreement with two individuals, Mr. M. Abdou and Mr. W. Abdou, for the sale of $125,000 of secured convertible notes payable (the “Notes”) and warrants. In 2016, the Company and the Company’s former Chief Executive Officer, Melvin Gagerman, were named among several other defendants in a lawsuit filed by the Messrs. Abdou demanding repayment of loans totaling $125,000 plus accrued interest and exemplary damages. In January 2017, the Company entered into an agreement with all secured creditors other than Mr. W. Abdou and Mr. M. Abdou. In September 2018 the court entered a judgment of approximately $235,000 plus legal fees in favor of the Messrs. Abdou. The Company subsequently appealed this judgment and, in September 2019, reached a settlement agreement with the Messrs. Abdou to implement a payment plan in accordance with the 2018 judgment. As of February 28, 2022 the outstanding principal balance was zero and remaining interest was approximately $18,000. As of the date of this filing, all amounts have been paid and no principal or interest remains outstanding.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our shares are quoted on the Pink Sheets operated by OTC Markets, Inc. under the symbol “AUSI”. Set forth below are high and low bid prices for our common stock for each quarterly period in the two most recent Fiscal years. Such quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not necessarily represent actual transactions in the common stock. We had approximately 3,400 stockholders of record as of May 13, 2022.

Period	High	Low
Fiscal 2022
First Quarter ended May 31, 2021	$0.52	$0.24
Second Quarter ended August 31, 2021	$0.58	$0.23
Third Quarter ended November 30, 2021	$0.73	$0.38
Fourth Quarter ended February 28, 2022	$0.80	$0.22

Fiscal 2021
First Quarter ended May 31, 2020	$0.24	$0.08
Second Quarter ended August 31, 2020	$0.12	$0.09
Third Quarter ended November 30, 2020	$0.12	$0.06
Fourth Quarter ended February 28, 2021	$0.51	$0.12

On June 13, 2022, the reported closing sales price for our common stock was $0.299.

Dividend Policy

We have not paid any dividends on our common stock and we do not anticipate paying any dividends on our common stock in the foreseeable future.

Sales of Unregistered Securities

During the year ended February 28, 2022, we issued approximately 12,016,000 shares of common stock, for a total of $3,276,330 inclusive of approximately 1,571,000 and 245,000 shares of common stock in settlement of $550,000 of debt and $73,500 for services, respectively.

During the year ended February 28, 2021, we issued 14,513,963 shares of common stock for a total of $2,249,909, inclusive of 415,636 shares of common stock in settlement of $103,909 of debt.

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

Repurchases of Equity Securities

We did not repurchase any shares of our common stock during the fiscal years ended February 28, 2022 and February 28, 2021.

ITEM 6. [Reserved]

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

Overview

Our business is based on the exploitation of our Axial Flux Induction solution known as the AuraGen® for commercial and industrial applications and the VIPER for military applications. Our business model consists of two major components: (i) sales and marketing, (ii) design and engineering. Our sales and marketing approaches are composed of direct sales in North America and the use of agents and distributors in other areas. In North America, our primary focus is in (a) mobile exportable power applications, (b) EV applications, (c) U.S. Military applications and (d) industrial applications. The second component of our business model is focused on the design of new products and engineering support for the sales activities described above. The engineering support consists of the introduction of new features for our AuraGen®/VIPER solution such as higher power/torque solutions, and different input and output voltages (DC and AC input and output versions).

In Fiscal 2020 stockholders of the Company successfully removed Ronald Buschur, William Anderson and Si Ryong Yu from the Company’s Board of Directors and elected Ms. Cipora Lavut, Mr. David Mann and Dr. Robert Lempert as directors of the Company in their stead. See Item 3, Legal Proceedings for more information. Also, in Fiscal 2020, Melvin Gagerman –– Aura’s CEO and CFO since 2006 –– was replaced. In July 2019 Ms. Lavut succeeded Mr. Gagerman as President and Mr. Mann succeeded Mr. Gagerman as CFO. Dr. Lempert was appointed as Secretary of the Company by the Board of Directors also in July 2019. In the second half of Fiscal 2020, the Company began significantly increasing its engineering, manufacturing and marketing activities. From July 8, 2019 through the end of Fiscal year 2022 (February 28, 2022), we shipped more than 140 units to customers (more than a ten-fold increase over Fiscal 2019). Although our operations were impacted in Fiscal 2022 and Fiscal 2021 by the COVID-19 pandemic, during these periods we continued to expand our engineering and manufacturing capabilities. See “Item 1. Business. Impact of the COVID-19 Pandemic” included elsewhere in this Annual Report on Form 10-K for information regarding the impact of COVID-19 on our operations. Our engineering, research and development costs for Fiscal 2022 and Fiscal 2021 were approximately $611,000 and $237,000, respectively. Subsequent to the end of Fiscal 2021, we relocated all administrative offices and operations to a new state-of-the-art facility consisting of approximately 18,000 square feet in Lake Forest, California. This new facility is wholly occupied by Aura.

During Fiscal 2018 and Fiscal 2019, the Company’s engineering, manufacturing, sales, and marketing activities were reduced while we focused on renegotiating numerous financial obligations. During this time, the Company’s agreements with numerous customers, third party vendors, and organizations and entities material to the operation of the Company business were canceled, delayed or terminated. During Fiscal 2018, the Company successfully restructured in excess of $30 million of debt. Robert Kopple, our former Vice Chairman of the Board, was the only significant unsecured note holder that did not executed formal agreements regarding the restructure of his debt. See “Item 3. Legal Proceedings” included elsewhere in this Annual Report on Form 10-K for information regarding the dispute with Mr. Kopple regarding these transactions. In March 2022, the Company reached a settlement that resolves the various claims asserted against us by Mr. Kopple and his affiliated entities. In July 2017, Mr. Kopple and his affiliates brought suit against the Company relating to more than $13 million and the current equivalent of more than approximately 23 million warrants, exercisable for seven years at a price of $0.10 per share, which Mr. Kopple and his affiliated entities (collectively the “Kopple Parties”) claimed to be owed to them pursuant to various agreements with the Company entered into between 2013-2016. Under the terms of the settlement, we have agreed to pay an aggregate amount of $10 million over a period of seven years; $3 million of which is to be paid within approximately three months of the settlement date, after which, interest will accrue on the unpaid balance at a rate of 6%, compounded annually. All amounts, including all accrued interest, are to be paid no later than eight years from the date of the initial payment. The Kopple Parties have also received seven-year warrants to purchase up to an aggregate of approximately 3.3 million shares of our common stock at a price of $0.85 per share. The settlement also provides for standard mutual general release provisions and includes customary representations, warranties, and covenants, including certain increases in the amount payable to the Kopple Parties and the right of such parties to enter judgment against the Company if the Company remains in uncured default in its payment obligations under the settlement. (See Part IV, Item 15, Note 19 to the Financial Statements)

In Fiscal 2019, we effectuated a one-for-seven reverse stock split and began increasing our engineering and manufacturing activities. We incurred engineering expenses of approximately $494,000 during Fiscal 2019. Most corporate operations were temporarily suspended, however, in Fiscal 2020 when the Company’s then-management team reallocated significant resources to unsuccessfully oppose an action by shareholders controlling a majority of the outstanding shares of the Company’s common stock to replace certain members of the Company’s Board of Directors. On July 8, 2019 the Delaware Court of Chancery entered final judgment confirming the validity of this stockholder action. See Item 3, Legal Proceedings for more information. As a result, during Fiscal 2020 we incurred only modest engineering expenses of approximately $172,000 (representing a reduction of approximately 65% from the prior fiscal year). Also, in Fiscal 2020, Melvin Gagerman –– Aura’s CEO and CFO since 2006 –– was replaced.

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

Revenue Recognition

The Company recognizes revenue in accordance with Financial Accounting Standard Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers. To determine revenue recognition under ASC 606, an entity performs the following five-steps (i) identifies the contract(s) with a customer; (ii) identifies the performance obligations in the contract; (iii) determines the transaction price; (iv) allocates the transaction price to the performance obligations in the contract; and (v) recognizes revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-steps to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer.

In accordance with ASC 606, we recognize revenue, net of discounts, for our generator sets at time of product delivery to the domestic distributor (i.e. point-in-time), which also corresponds to the passage of legal title to the customer and the satisfaction of our performance obligations to the customer. Our payment terms are cash payment due upon delivery and typically includes a 2% price discount off the selling price in accordance with this policy. Our commercial terms and conditions do not include a right of return for reasons other than a defect in performance or quality. We offer a 24 month assurance-type warranty covering material and manufacturing defects, which we account for under the guidance of ASC 460, Guarantee.

Inventories

Inventories are valued at the lower of cost (first-in, first-out) or net realizable value, on an average cost basis. We review the components of inventory on a regular basis for excess or obsolete inventory based on estimated future usage and sales. When evidence exists that the net realizable value of inventory is lower than its cost, the difference is recognized as a loss in the period in which it occurs. Once inventory has been written down, it creates a new cost basis for inventory that may not be subsequently written up.

Leases

The Company determines whether a contract is, or contains, a lease at inception. Right-of-use assets represent the Company’s right to use an underlying asset during the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Right-of-use assets and lease liabilities are recognized at lease commencement based upon the estimated present value of unpaid lease payments over the lease term. The Company uses its incremental borrowing rate based on the information available at lease commencement in determining the present value of unpaid lease payments.

Share-Based Compensation

The Company periodically issues stock options and warrants, and shares of common stock to employees and non-employees in non-capital raising transactions for services and for financing costs. Share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the requisite service period. Recognition of compensation expense for non-employees is in the same period and manner as if the Company had paid cash for services. The Company periodically issues stock options and warrants, and shares of common stock to employees and non-employees in non-capital raising transactions for services and for financing costs. Share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the requisite service period. Recognition of compensation expense for non-employees is in the same period and manner as if the Company had paid cash for services.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

The Company uses Level 2 inputs for its valuation methodology for the derivative liabilities as their fair values were determined by using a Binomial pricing model. The Company’s derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in the statement of operations.

COVID-19

The COVID-19 global pandemic has negatively affected the global economy, disrupted global supply chains, and created extreme volatility and disruptions to capital and credit markets in the global financial markets. We began to see the impact of COVID-19 during our fourth quarter of Fiscal 2020 with our Chinese joint venture’s manufacturing facilities being required to close and many of our customers suspending their own operations due to the COVID-19 pandemic. As a result, net sales and production levels during the fourth quarter of Fiscal 2020, Fiscal 2021 and Fiscal 2022 were significantly reduced, thus impacting our results of operations during these periods.

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

The extent of the impact of the COVID-19 pandemic on our business, financial results and liquidity will depend largely on future developments, including the duration of the spread of the COVID-19 outbreak within the U.S. and globally, the impact on capital and financial markets and the related impact on our customers, especially in the commercial vehicle markets. These future developments are outside of our control, are highly uncertain, and cannot be predicted. If the impact is prolonged, then it can further increase the difficulty of planning for operations and may require us to take further actions as it relates to costs and liquidity. These and other potential impacts of the COVID-19 pandemic will continue to adversely impact our results for the first quarter of Fiscal 2023, as well as the full Fiscal year, and that impact could be material.

Results of Operations

Fiscal 2022 compared to Fiscal 2021

Revenues

Revenues in Fiscal 2022 were approximately $100,000 as compared to the Fiscal 2021 period of approximately $115,000, a reduction of approximately 13%. Fiscal 2022 revenues consisted principally of the delivery of 8 AurtaGen®/VIPER systems, including the initial units of the Company’s new design. Fiscal 2021 consisted of the delivery of 20 AuraGen®/VIPER units. We believe that the low levels of revenue in both Fiscal 2022 and Fiscal 2021 were the result of being impacted significantly by the COVID-19 pandemic and its impact on the global economy.

Cost of Goods

Cost of goods sold was approximately $124,000 and $81,000 in the years ended February 28, 2022 and February 28, 2021, respectively. During Fiscal 2022, we benefited from the utilization of fully reserved inventory to deliver 8 units and recorded material cost at 31% of sales value, direct labor at 41% of sales value and other overheads at 16% of sales. Additionally, the Company recorded an inventory write-down of $36,000 to cost of goods sold, which resulted in a negative gross margin of approximately $24,000 in Fiscal 2022. During Fiscal 2021, we benefited from the utilization of fully reserved inventory to deliver 20 units and recorded material cost at 25% of sales value, direct labor at 45% of sales value and other overheads at 3% of sales. The increase in direct material costs as a percentage of sales in FY2022 is partly attributable to the costs associated with newly acquired inventory for the Company’s upgraded ECU design. While both the FY 2022 and FY 2021 periods benefited from the utilization of inventory that was previously fully reserved, the new design units fabricated in FY2022 did include the costs of new electronics boards. As production levels increase over time, the amount of recoverable inventory will decline and the amount of direct material recorded within cost of goods sold will increase, reducing the gross profit contribution of units of sales.

Engineering, Research and Development

Engineering, research and development costs increased to approximately $611,000 in Fiscal 2022 from approximately $237,000 in Fiscal 2021. The approximately 158% increase is a result of (i) successfully recruiting a new Chief Scientist to drive the Company’s augmented engineering activities; (ii) increased expenses incurred in the process of designing, fabricating and testing the new version of our electronic control unit (“ECU”) for our AuraGen®/VIPER products; as well as (iii) sustaining engineering expenses related to the expansion of manufacturing capability.

Selling, General and Administrative Expense

Selling, general and administrative expenses increased approximately $1,218,000, or 77%%, to $2,795,000 in Fiscal 2022 from $1,577,000 in Fiscal 2021 due to several factors. Most notable of these were (i) increased net occupancy related costs of approximately $266,000 including some residual expenses related to the moving costs for consolidation of operations into the new facility in Lake Forest, CA (ii) increased stock-based compensation expense of $160,000 related to the vesting schedule of stock options granted to members of the Board of Directors and advisors to the Board in FY 2021 (iii) increased legal fees of $488,000 principally for the Koppel matter and (iv) increased employee related expenses of $185,000 primarily associated with the Company’s efforts to increase global sales to offset some of the effects of the pandemic.

Non-Operating Income, Interest Expense and Tax Provision

Net interest expense decreased slightly to approximately $1,272,000 in Fiscal 2022 from approximately $1,280,000 in Fiscal 2021, a decrease of $8,000, or 0.6%, on approximately $11.2 and $11.2 million of principal amounts due at February 28, 2022 and February 28, 2021, respectively. During Fiscal 2022, the Company recorded other income of approximately $167,000 for the forgiveness of principal and accrued interest on two Payroll Protection Program (“PPP”) loans. The PPP loans provided for up to 100% forgiveness of the debt if the proceeds were used for specifically authorized expenditures. Both of the PPP loans were forgiven at 100% of principal plus accrued interest. In Fiscal 2021, we recorded other income of approximately $3.6 million on debt settlements of $0.7 million of notes payable and cancellation of liabilities of $2.7 million following the expiration of the statute of limitations for settlement.

Net Income (loss)

We recorded a net loss of approximately $3,992,000 and net income of approximately $45,000 in the Fiscal years ended February 28, 2022 and February 28, 2021, respectively, or a decrease of income of approximately $4,037,000 due to several factors: (i) Fiscal 2021 included gain on debt settlement of approximately $733,000 (ii) approximately $2,683,000 gain related to the Fiscal 2021 cancellation of current liabilities due to the expiration of the statute of limitations (iii) increased engineering and R&D expenses of approximately $373,000 in Fiscal 2022 (iv) increased operating expenses in selling, marketing and general and administrative of approximately $1,058,000 in Fiscal 2022 and (v) higher non-cash stock-based compensation expenses of approximately $160,000 in FY 2022.

Liquidity and Capital Resources

For the year ended February 28, 2022, we recorded a net loss of approximately $4.0 million and used cash in operations of approximately $2.6 million and at February 28, 2022, had a stockholders’ deficit of approximately $21.2 million, and approximately $13 million of notes payable-related parties payable were in default as of that date. These conditions raise substantial doubt regarding our ability to continue as a going concern for a period of at least one year from the date of issuance of these financial statements. In addition the Company’s independent registered public accounting firm, in their report on the Company’s February 28, 2022, audited financial statements, raised substantial doubt about the Company’s ability to continue as a going concern.

The net loss in Fiscal 2022 as compared to the Fiscal 2021 net income was due to Fiscal 2021 having $3.5 million of non-cash gains on the cancellation of current liabilities and certain debt instruments. Fiscal 2022 also included additional expenditures to ramp up the Company’s engineering, R&D, selling and administrative activities. A significant factor in both periods contributing to the negative operating cash flows is the low level of operating activities caused principally by the COVID-19 pandemic. As a result of the impacts of the COVID-19 pandemic, we may be required to raise additional capital and our access to and cost of financing will depend on, among other things, global economic conditions, conditions in the global financing markets, the availability of sufficient amounts of financing, and our future prospects.

At February 28, 2022, we had cash of approximately $150,000, compared to cash of approximately $391,000 at February 28, 2021. Subsequent to February 28, 2022, the Company issued 1,153,666 shares of common stock in exchange for cash proceeds of $346,100. In addition, subsequent to February 28, 2022, the Company reached an agreement with a related party note holder (Kopple) to resolve all litigation between them related to notes payable and accrued interest of $12.1 million. Working capital deficit at February 28, 2022 was a $21.7 million deficit as compared to an $15.5 million deficit at the end of the prior fiscal year. The principal reasons for the increase in the deficit were the reclassification of $4.4 million in convertible notes payable from long-term to current liabilities and approximately $0.8 million in additional interest accrued on the related party note payable with Mr. Kopple. At February 28, 2022 and February 28, 2021, we had no accounts receivable.

Prior to fiscal 2020, in order to maintain liquidity, we relied upon external sources of financing, principally equity financing and private indebtedness. We have no bank line of credit and will require additional debt or equity financing to fund ongoing operations. Based on a cash flow analysis performed by management, we estimate that we will need an additional $5 million to maintain existing operations for fiscal 2023 and increase the volume of shipments to customers. We cannot assure the reader that additional financing will be available nor that the commercial targets will be met in the amounts required to keep the business operating. The issuance of additional shares of equity in connection with such financing could dilute the interests of our existing stockholders, and such dilution could be substantial. If we cannot raise the needed funds, we would also be forced to make further substantial reductions in our operating expenses, which could adversely affect our ability to implement our current business plan and ultimately our viability as a company.

Since July 2017 the Company has been engaged in litigation with a former director, Robert Kopple, relating to approximately $13 million of notes payables and the current equivalent of the approximately 23 million warrants, exercisable for seven years at a price of $0.10 per share, which Mr. Kopple and his affiliated entities (collectively the “Kopple Parties”) claimed should have been originally issued to them pursuant to various agreements with the Company entered to between 2013-2016. In March 2022, the Company reached a settlement with the Kopple Parties that resolves all claims asserted against the Company without any admission, concession or finding of any fault, liability or wrongdoing on the part of the Company. Under the terms of the settlement, we have agreed to pay an aggregate amount of $10 million over a period of seven years; $3 million of which is to be paid on or before June 8, 2022, after which, interest will accrue on the unpaid balance at a rate of 6%, compounded annually. All amounts, including all accrued interest, are to be paid no later than eight years from the date of the initial payment. The Kopple Parties have also received seven-year warrants to purchase up to an aggregate of approximately 3.3 million shares of our common stock at a price of $0.85 per share. The settlement also provides for standard mutual general release provisions and includes customary representations, warranties, and covenants, including certain increases in the amount payable to the Kopple Parties and the right of such parties to enter judgment against the Company if the Company remains in uncured default in its payment obligations under the settlement. As of June 8, 2022 and the date of this report, the Company has not yet paid the $3,000,000 installment due to Kopple. Pursuant to the agreement, the Company has 60 days to cure the nonpayment of the $3,000,000 default. (See Part IV, Item 15, Note 19 to the Financial Statements).

We consider the transactions described above with Mr. Kopple to be related party transactions.

See “Item 3. Legal Proceedings” and “Part IV, Item 15, Note 19 to the Financial Statements” included elsewhere in this Annual Report on Form 10-K for information regarding the dispute and settlement with Mr. Kopple regarding these transactions.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item 7A.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements at page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The disclosure with respect to the change in our accountants required under this section was previously reported as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, on a Current Report on Form 8-K filed with the Securities and Exchange Commission on April 15, 2022. As previously disclosed, there were no disagreements or any reportable events to disclose.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Based on this evaluation, our President and Chief Financial Officer concluded as of February 28, 2022, that our disclosure controls and procedures were not effective. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) ineffective controls over transactions for debt issuances to provide for review of all terms in a timely and accurate manner, to ensure reporting is in conformity with generally accepted accounting principles and properly reflected in the financial results; and (2) ineffective controls over transactions for issuances of common stock, options, and warrants to provide for review of all terms in a timely and accurate manner, to ensure reporting is in conformity with generally accepted accounting principles and properly reflected in the financial results. These material weaknesses resulted in the restatement of our financial statements for the year ended February 28, 2021. The aforementioned material weaknesses were identified by our Chief Financial Officer in connection with the review of our financial statements as of February 28, 2022.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of February 28, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on these assessments, and on those criteria, the Company’s management concluded that as of February 28, 2022, the Company’s internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Remediation Plan

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We have increased our personnel resources and technical accounting expertise within the accounting function with the hiring of a new Chief Financial Officer as disclosed on Form 8-K filed with the Securities and Exchange Commission on February 17, 2022. We intend to hire one or more additional personnel for the finance and accounting function which will provide the manpower to perform timely and complete reviews of debt and equity transactions consistent with control objectives. We also plan to prepare written policies and procedures for accounting and financial reporting to establish a formal process to account for all transactions, including equity and debt transactions. We plan to test our updated controls and remediate our deficiencies in the fiscal year 2023.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal year ended February 28, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

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

In July 2019 the employment of Melvin Gagerman was terminated. (See Item 3, Legal Proceedings for more information.) Also in July 2019, the Board of Directors appointed Ms. Lavut to succeed Mr. Gagerman as President of Aura, appointed Mr. Mann to succeed Mr. Gagerman as Chief Financial Officer of the Company, and appointed Dr. Lempert Secretary of Aura. In February 2022, the Board of Directors appointed Mr. Steven Willett to succeed Mr. Mann as the Company’s Chief Financial Officer. Mr. Mann remains on the Board of Directors.

The following table sets forth the names, ages, and offices of all our current directors and executive officers. Our officers are appointed by, and serve at the pleasure of, the Board of Directors. The stockholders at the annual meeting elect our directors to serve until the next meeting.

Name	Age	Title
Gary Douglas (1)	74	Director, Member of the Audit Committee
Salvador Diaz-Verson, Jr. (1)	63	Director, Chairman of the Audit Committee
David Mann (2), (3)	50	Director, Chairman of the Compensation Committee, Member of the Nominating Committee and Member of the Audit Committee, former Chief Financial Officer
Cipora Lavut (2)	66	President, Chairman of the Board, Member of Nominating Committee and Member of the Compensation Committee
Robert Lempert (2)	78	Secretary, Director, Chairman of the Nominating Committee and Member of the Compensation Committee
Steven Willett (4)	64	Chief Financial Officer

(1)	Mr. Douglas and Mr. Diaz-Verson, Jr. were appointed to the Board of Directors on March 29, 2018 by the written consent of stockholders holding a majority of the Company’s shares.
(2)	In March 2019, stockholders of the Company controlling a combined total of more than 27.5 million shares delivered signed written consents to the Company electing Ms. Lavut, Mr. Mann and Dr. Lempert to the Company’s Board of Directors. Because of Aura’s refusal to recognize the legal effectiveness of the consents, in April 2019 the stockholders filed suit in the Court of Chancery of the State of Delaware seeking an order confirming the validity of the elections. On July 8, 2019 the Court of Chancery entered final judgment in favor of the stockholder plaintiffs, confirming that Ms. Lavut, Mr. Mann and Dr. Lempert had been validly elected by the holders of a majority of the Company’s outstanding stock acting by written consent. In July 2019, the Board of Directors appointed Ms. Lavut President and Chairman of the Board, appointed Mr. Mann as Chief Financial Officer and appointed Dr. Lempert as Secretary.
(3)	On February 14, 2022, Mr. Mann resigned as Chief Financial Officer.
(4)	On February 14, 2022 Mr. Willett was appointed as Chief Financial Officer.

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

Steven Willett. Mr. Willett was previously employed by Govino, LLC, where he has served as CFO and Vice President of Finance since 2017. From 2014 to 2017, Mr. Willett served as Director of Finance for the Americas of Identiv, Inc., and prior to that, as Director of Finance of aerospace & defense contractor Trex Enterprises Corporation. Mr. Willett holds a Bachelor of Science degree in accounting from the University of Massachusetts and an M.B.A. with concentration in finance from Bentley University McCallum Graduate School of Business.

Delinquent Section 16(a) Reports

Our shares of common stock are registered under the Securities Exchange Act of 1934, and therefore our executive officers and directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% stockholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file. Based on our review of the copies of such forms received by us, and to the best of our knowledge, no executive officers, directors and persons holding greater than 10% of our issued and outstanding stock have filed the required reports during the years ended February 28, 2022 and February 28, 2021.

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

During Fiscal 2022, the President and Board Chairman received options under the 2011 Directors and Executive Officers Stock Option Plan (the “2011 Plan”) to acquire 500,000 shares of the Company’s common stock at an exercise price of $0.50. Additionally, during Fiscal 2022, the other four Directors received options in varying amounts under the 2011 Plan to acquire an aggregate total of 1,000,000 shares of the Company’s common stock at an exercise price of $0.25. On the date of these grants, the Company’s shares were traded at $0.35 and $0.24 per share, respectively.

During Fiscal 2021, each Director received options under the 2011 Plan to acquire 250,000 shares of the Company’s common stock, an aggregate total of 1,250,000 shares, at an exercise price of $0.25. On the date of grant the shares were traded at $0.16 per share. There are no payments due to any directors upon their resignation or retirement as members of the Board.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation earned by or paid to the principal executive officer and the named executive officers during the Fiscal years ended February 28, 2022 and February 28, 2021.

2022 Summary Compensation Table

	Fiscal	Salary		Option Awards	Non-Equity Incentive Compensation	All Other Compensation		Total
Name and Principal Position	Year	($)		($)	($)	($)		($)
Cipora Lavut	2022	144,750	(2)	-	-	100,000	(3)	250,000
President	2021	140,000	(1)	-	-	-		140,000

Steven Willett	2022	6,154	(4)	-	-	-		6,154
Chief Financial Officer

(1)	Ms. Lavut was elected President effective July 9, 2019 and on March 19, 2020, the Board of Directors authorized an annual salary of $250,000, retroactively effective to January 1, 2020. For Fiscal 2021, Ms. Lavut accrued an annual salary of $250,000 and was paid $140,000 in cash over the same period, deferring the balance.
(2)	For Fiscal 2022, Ms. Lavut has been accruing an annual salary of $250,000 and has been paid $144,750 in cash over the same period, deferring the balance.
(3)	Additionally in Fiscal 2022, Ms. Lavut received approximately 286,000 shares of common stock to settle $100,000 of previously deferred accrued salary.
(4)	Mr. Willett began serving as Chief Financial Officer in February 2022. The amount in the table for Fiscal 2022 represents the pro rata compensation received for the two-week period since his appointment.

Outstanding Equity Awards at 2022 Fiscal Year-End

The Board of Directors and Executive Officers have been granted various options to acquire the Company’s common stock under the Company’s 2011 Directors and Executive Officers Stock Option Plan )the “2011 Plan”) as detailed in the table below. All of these options were outstanding as of February 28, 2022.

	Stock Options & Warrants Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price of Options & Warrants Outstanding
Cipora Lavut, President and Board Chair	750,000	3.67	$0.42
Salvador Diaz-Verson, Jr., Director	1,108,857	2.74	$0.62
Gary Douglas, Director	700,000	2.75	$0.76
David Mann, Director	650,912	2.37	$0.64
Robert Lempert, Director	350,000	3.26	$0.25

Option Exercises and Stock Vesting During Fiscal 2022

No stock options were exercised during Fiscal 2022 by the individuals named in the Summary Compensation Table.

On February 25, 2021, the Board of Directors approved the grant of 500,000 options to acquire the Company’s common stock to the Company’s President for successfully recruiting advisors to the Board under the Company’s Directors and Executive Officers Stock Option Plan. The options were granted with immediate vesting, a five-year expiration term, and with an exercise price of $0.50 per option share.

On December 10, 2020, the Board of Directors approved the grant of an aggregate total of 1,000,000 options to acquire the Company’s common stock to four of the five current Board members in varying amounts for services provided outside of standard Board responsibilities under the Company’s 2011 Plan. The options were granted with pro rata monthly vesting over a one-year vesting period, with a five-year expiration term, and with an exercise price of $0.25 per option share.

Option Exercises and Stock Vesting During Fiscal 2021

No stock options were exercised during Fiscal 2021 by the individuals named in the Summary Compensation Table.

On March 19, 2020, the Board of Directors approved the grant of an aggregate total of 1,250,000 options to acquire the Company’s common stock to each of the five current board members in equal amounts of 250,000 per person under the Company’s 2011 Plan. Per the terms of the 2011 Plan, vesting occurs after a six-month period plus one day from the date of grant, with a five-year expiration term, and with an exercise price of $0.25 per option share.

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

Beneficial Ownership Table
Beneficial Owner (1)	Number of Shares of Common Stock	Percent of Common Stock
Salvador Diaz-Verson, Jr. (2)	1,178,607	1.4%
Gary Douglas (3)	700,000	* %
Cipora Lavut (4)	2,639,660	3.1%
Robert Lempert (5)	497,343	* %
David Mann (6)	2,062,843	2.5%
Steven Willett (7)	150	* %

All current executive officers and Directors as a group (six) (2) (3) (4) (5) (6) (7)	7,078,603	8.2%

5% Stockholders
Warren Breslow (8)	9,958,116	11.6%
Elimelech Lowy (9)	7,612,645	8.7%
BetterSea LLC (10)	9,179,912	11.0%

*	Less than 1% of outstanding shares

(1)	Beneficial ownership is determined in accordance with rules of the Securities and Exchange Commission. The calculation of the percentage of beneficial ownership is based upon 83,123,537 shares of common stock outstanding on February 28, 2022. In computing the number of shares beneficially owned by any stockholder and the percentage ownership of such stockholder, shares of common stock which may be acquired by a such stockholder upon exercise or conversion of warrants or options which are currently exercisable or exercisable within 60 days of February 28, 2022, are deemed to be exercised and outstanding. Such shares, however, are not deemed outstanding for purposes of computing the beneficial ownership percentage of any other person. Shares issuable upon exercise of warrants and options which are subject to stockholder approval are not deemed outstanding for purposes of determining beneficial ownership. Except as indicated by footnote, to our knowledge, the persons named in the table above have the sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. The mailing address for each of the officers and directors is c/o Aura Systems, Inc., 20431 North Sea, Lake Forest, CA 92630.
(2)	Includes 1,108,857 warrants exercisable within 60 days of February 28, 2022.
(3)	Includes 700,000 warrants exercisable within 60 days of February 28, 2021.
(4)	Includes 750,000 warrants exercisable within 60 days of February 28, 2022.
(5)	Includes warrants to purchase 350,000 shares exercisable within 60 days of February 28, 2021.
(6)	Includes warrants to purchase 650,912 shares exercisable within 60 days of February 28, 2022, as well as 1,411,931 shares, 979,204 of which Mr. Mann has sole dispositive power and approximately 432,727 of which, Mr. Mann holds a power of attorney to vote such shares.
(7)	Includes common shares only as of February 28, 2022.
(8)	Includes warrants to purchase 16,000 shares exercisable within 60 days of February 28, 2022, and the right to convert $3,000,000 and accrued interest of $412,911 convertible note payable to 2,437,794 common shares at a conversion price of $1.40.
(9)	Includes warrants to purchase 4,092,877 shares exercisable within 60 days of February 28, 2022. and 3,519,768 shares, which Mr. Lowy has sole dispositive power.
(10)	Includes common shares only as of February 28, 2022.

Securities Authorized for Issuance Under Equity Compensation Plans as of February 28, 2022

Equity Compensation Plan Information as of February 28, 2022

	a.	b.	c.
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price for Options, Warrants and Rights	Number of Securities For Future Issuances Under Equity Compensation Plans (Excluding Securities Reflected in Column (a.)
Equity compensation plans approved by equity holders	3,559,769	$0.55	16,129,445
Equity compensation plans not approved by equity holders	1,500,000	$0.50	-

(1)	Reflects options under the 2006 Stock Option Plan and the 2011 Stock Option Plan, of which both were approved by Company shareholders. Additionally, it includes options which were authorized by the Board but cannot be issued until the proposal for renewal of the employee stock option plan is approved by the shareholders. The 2006 Stock Option Plan authorizes the Company to grant stock options exercisable for up to an aggregate number of shares of common stock equal to the greater of (i) 10,000,000 shares of common stock, or (ii) 10% of the number of shares of common stock outstanding from time to time. The 2011 Stock Option Plan authorizes the Company to grant stock options or warrants to executive officers and directors exercisable for up to an aggregate number of shares equivalent to 15% of the number of shares of common stock outstanding from time to time. The numbers in this table are as of February 28, 2022 (See Note 15 to the Financial Statements).

For additional information regarding options and warrants, see Note 15 to our financial statements appearing elsewhere in this report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Review and Approval of Related Party Transactions

Our Audit Committee is responsible for the review and approval of all related party transactions required to be disclosed to the public under SEC rules. This procedure has been established by our Board of Directors in order to serve the interests of our shareholders. Related party transactions are reviewed and approved by the Audit Committee on a case-by-case basis. Under existing, unwritten policy no related party transaction can be approved by the Audit Committee unless it is first determined that the terms of such transaction is on terms no less favorable to us than could be obtained from an unaffiliated third party on an arms-length basis and is otherwise in our best interest.

Director Independence

Using the definition of “independence” included in the listing rules of The Nasdaq Stock Market, our Board has determined that Salvador Diaz-Versón, Jr. and Gary Douglas are both independent directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND DISCLOSURES

The following table sets forth the aggregate fees billed to us by BF Borgers, CPA, PC (“BFB CPA”) for the years ended February 28, 2022, and February 29, 2021:

	Year Ended
	February 28, 2021	February 29, 2020
Audit Fees	$50,000	$61,000
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$50,000	$61,000

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

Audit Fees

Services provided to us by BFB CPA, Inc. with respect the audit of our annual financial statements and review of our annual reports on Form 10-K and for reviews of the financial statements are included in our quarterly reports on Form 10-Q for the first three quarters of the years ended February 28, 2022 and February 29, 2021.

Audit Related Fees

BFB CPA did not provide any professional services to us during Fiscal 2022 or Fiscal 2021 which would constitute “audit related fees”.

Tax Fees

BFB CPA did not provide any professional services to us during Fiscal 2022 or Fiscal 2021 which would constitute “tax fees”.

All Other Fees

BFB CPA did not provide any professional services to us during Fiscal 2022 or Fiscal 2021 which would constitute “other fees”.

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

Consistent with the SEC’s rules, the Audit Committee pre-approves all audit and permissible non-audit services provided by our independent auditors. These services may include audit services, audit-related services, tax and other services. Pre-approval is generally provided for up to one year, and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis. During Fiscal 2022 and Fiscal 2021 all services provided by BFB CPA were pre-approved by the Audit Committee in accordance with this policy.

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

See Exhibit Index

ITEM 16. FORM 10-K SUMMARY

None.

INDEX TO EXHIBITS

Description of Documents

3.1	Amended and Restated Certificate of Incorporation of Aura Systems, Inc. (Incorporated by reference to Exhibit 3.1 to Aura Systems, Inc.’s Form 10-K filed on June 15, 2009)
3.1(a)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, dated February 14, 2018 (Incorporated by reference to Exhibit 3.1 to Aura Systems, Inc.’s Current Report on Form 8-K filed on February 21, 2018)
3.2	Amended and Restated Bylaws of Aura Systems, Inc. (Incorporated by reference to Exhibit 3.2 to Aura Systems, Inc.’s Report on Form 10-K filed on June 15, 2009)
10.1*	Aura Systems, Inc. 2006 Stock Option Plan (Incorporated by reference to Exhibit 10.4 to Aura System, Inc.’s Form 10-K filed on March 25, 2008)
10.2*	Form of Aura Systems, Inc. Non-Statutory Stock Option Agreement (Incorporated by reference to Exhibit 10.5 to Aura System, Inc.’s Form 10-K filed on March 25, 2008)
10.3	Second Amendment to Transaction Documents dated March 14, 2017 among Registrant and those persons who have signed the signature page thereto (Incorporated by reference to Exhibit 10.1 to Aura Systems, Inc.’s Quarterly Report on Form 10-Q filed on October 25, 2017)
10.4	Third Amendment to Transaction Documents dated April 8, 2017 among Registrant and those persons who have signed the signature page thereto (Incorporated by reference to Exhibit 10.2 to Aura Systems, Inc.’s Quarterly Report on Form 10-Q filed on October 25, 2017)
10.5	Second Amendment to Debt Refinancing Agreement dated April 9, 2017 by and between Aura Systems, Inc., on the one hand, and Warren Breslow and the Survivor’s Trust Under the Warren L. Breslow Trust, on the other hand (Incorporated by reference to Exhibit 10.3 to Aura Systems, Inc.’s Quarterly Report on Form 10-Q filed on October 25, 2017)
10.6	First Amendment to Unsecured Convertible Promissory Note dated June 15, 2017 by and between the Survivor’s Trust Under the Warren L. Breslow Trust and the Registrant (Incorporated by reference to Exhibit 10.1 to Aura Systems, Inc.’s Quarterly Report on Form 10-Q filed on October 25, 2017)
10.7	Agreement entered into on June 19, 2017 between Aura Systems Inc. and BetterSea LLC (Incorporated by reference to Exhibit 10.1 to Aura Systems, Inc.’s Current Report on Form 8-K/A filed on May 9, 2018)
10.11	Sino-Foreign Cooperative Joint Venture Contract dated January 27, 2017 between Aura Systems, Inc. and Jiangsu AoLunTe Electrical Machinery Industrial Col, Ltd. (Incorporated by reference to Exhibit 10.1 to Aura Systems, Inc.’s Form 8-K filed on February 1, 2017)
10.12*	Aura Systems, Inc. Directors and Executive Officers Stock Option Plan (Incorporated by reference to Exhibit 10.67 to Aura Systems, Inc.’s Form S-1 filed on November 30, 2011)
14.1	Code of Ethics (Incorporated by reference to Exhibit 14.1 to Aura Systems, Inc.’s Annual Report on Form 10-K filed on June 13, 2018)
31.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Indicates a management contract or compensatory plan or arrangement.

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

AURA SYSTEMS, INC.

Dated:	June 21, 2022

By:	/s/ Cipora Lavut
Cipora Lavut
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signatures	Title	Date

/s/ Cipora Lavut	President (Principal Executive Officer),	June 21, 2022
Cipora Lavut	Board Chair

/s/ Steven Willett	Chief Financial Officer (Principal Financial Officer)	June 21, 2022
Steven Willett

/s/ David Mann	Director	June 21, 2022
David Mann

/s/ Robert Lempert	Director	June 21, 2022
Robert Lempert

/s/ Gary Douglas	Director	June 21, 2022
Gary Douglas

/s/ Salvador Diaz-Verson, Jr.	Director	June 21, 2022
Salvador Diaz-Verson, Jr.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Aura Systems, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Aura Systems, Inc. (the “Company”) as of February 28, 2022 and 2021 (restated), the related statements of operations, stockholders’ deficit, and cash flows for the year ended February 28, 2022, the related statements of operations, stockholders’ deficit, and cash flows for the year ended February 28, 2021 (restated), and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The 2021 financial statements were previously audited by another auditor. As discussed in Note 3 to the financial statements, the 2021 financial statements have been restated to correct errors.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, during the year ended February 28, 2022, the Company has incurred a loss and used cash in operations, and at February 28, 2022, had a stockholders’ deficit. In addition, $13 million of convertible notes payable were in default as of that date. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which it relates.

Determination and Valuation of Warrant Derivative Liability

As discussed in Notes 3 and 13 to the financial statements, during the year ended February 28, 2022 and in prior periods, the Company issued warrants that required management to assess whether the warrants required accounting as derivative liabilities. When it is determined that derivative liability accounting treatment is required, the Company measures the derivative liabilities at fair value using binominal models. Such models use certain assumptions related to exercise price, term, expected volatility, and risk-free interest rate. As of February 28, 2022, the warrant derivative liability totaled $828,000.

We identified the determination and valuation of the warrant derivative liability as a critical audit matter due to the significant judgements used by the Company in determining whether the warrants required derivative accounting treatment and the significant judgements used in determining the fair value of the warrant derivative liability including the appropriateness of the model utilized. Auditing the determination and valuation of the warrant derivative liability involved a high degree of auditor judgement and specialized skills and knowledge were needed.

The primary procedures we performed to address this critical audit matter included the following. We inspected and reviewed warrant agreements to evaluate the Company’s determination of whether derivative accounting was required, including assessing and evaluating management’s application of relevant accounting standards to such transactions. We evaluated the reasonableness and appropriateness of the choice of valuation model used for each specific derivative instrument. We tested the reasonableness of the underlying assumptions and data used in the valuations to determine the fair values, including stock price, exercise price, term, expected volatility and risk-free interest rate. We tested the accuracy and completeness of data used by the Company in developing the assumptions used in the model. We developed an independent expectation using market data sources, models and key assumptions determined to be relevant and reliable and compared such independent expectation to the Company’s estimate.

We have served as the Company’s auditor since 2022.

/s/ Weinberg & Company, P.A.

Los Angeles, California

June 21, 2022

AURA SYSTEMS, INC.

BALANCE SHEETS

	February 28, 2022	February 28, 2021
		(As Restated)
Assets
Current assets
Cash and cash equivalents	$150,217	$390,702
Inventories	144,257	94,166
Prepaid and other current assets	255,453	115,203
Total current assets	549,927	600,071
Property and equipment, net	484,526	14,870
Operating lease right-of-use asset	1,000,467	1,168,053
Security deposit	159,595	159,595
Total assets	$2,194,515	$1,942,589

Liabilities and Shareholders’ Deficit
Current liabilities
Accounts payable (including $208,507 and $590,501 due to related party, respectively)	$1,581,724	$1,880,172
Accrued expenses (including $187,411 and $178,536 due to related party, respectively)	1,692,173	1,291,775
Customer advances	440,331	440,331
Notes payable, current portion	97,958	198,331
Convertible notes payable, current portion	1,402,971	-
Convertible note payable-related party, current portion	3,000,000	-
Notes payable-related parties, –in default	12,996,069	12,165,015
Operating lease liability, current portion	179,450	110,587
Derivative warrant liability	828,232	1,366,375
Total current liabilities	22,218,908	17,452,586

Notes payable	327,658	156,255
Operating lease liability	867,484	1,046,902
Convertible notes payable	-	1,402,971
Convertible note payable-related party	-	3,000,000
Total liabilities	23,414,050	23,058,714

Commitments and contingencies	-	-

Shareholders’ deficit
Common stock: $0.0001 par value; 150,000,000 shares authorized; 83,119,104 and 71,103,009 issued and outstanding at February 28, 2022 and February 28, 2021, respectively.	8,312	7,109
Additional paid-in capital	450,136,522	446,249,272
Accumulated deficit	(471,364,369)	(467,372,506)
Total shareholders’ deficit	(21,219,535)	(21,116,125)
Total liabilities and shareholders’ deficit	$2,194,515	$1,942,589

See accompanying notes to these financial statements.

AURA SYSTEMS, INC.

STATEMENTS OF OPERATIONS

	Fiscal Years Ended
	February 28, 2022	February 28, 2021
		(As Restated)
Net revenue	$100,406	$114,923
Cost of goods sold	124,360	81,449
Gross profit (loss)	(23,954)	33,474
Operating expenses:
Engineering, research and development	610,728	237,450
Selling, general and administration (including $137,500 and $131,300 to related party, respectively)	2,795,133	1,577,238
Total operating expenses	3,405,861	1,814,688
Loss from operations	(3,429,816)	(1,781,214)
Other income (expense):
Interest expense, net	(1,271,586)	(1,279,949)
Gain on extinguishment of debt	-	3,447,039
Gain on extinguishment of PPP loans	167,104	-
Gain on extinguishment of derivative warrant liability, net	61,540	13,611
Gain on debt settlement	4,292	71,775
Change in fair value of derivative warrant liability	476,602	(432,714)
Other income	-	7,000
Income (loss) before tax provision	(3,991,863)	45,548
Income tax provision	-	800
Net income (loss)	$(3,991,863)	$44,748

Basic income (loss) per share	$(0.05)	$0.00
Diluted income (loss) per share	$(0.05)	$0.00
Basic weighted-average shares outstanding	76,805,616	61,768,215
Diluted weighted-average shares outstanding	76,805,616	65,203,634

See accompanying notes to these financial statements.

AURA SYSTEMS INC.

STATEMENTS OF SHAREHOLDERS’ DEFICIT

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Deficit
Balance, February 29, 2020 (As Restated)	56,589,046	$5,658	$443,548,428	$(467,417,254)	$(23,863,168)

Common shares issued for cash	14,098,327	1,410	2,144,590		2,146,000
Common shares issued for settlement of debt-related party	415,636	41	103,868		103,909
Share-based compensation			452,386		452,386
Net income				44,748	44,748
Balance, February 28, 2021 (As Restated)	71,103,009	7,109	446,249,272	(467,372,506)	(21,116,125)

Common shares issued for cash	10,199,665	1,021	2,651,839		2,652,860
Common shares issued for settlement of debt-related parties	1,571,429	157	549,843		550,000
Common shares issued for services	245,001	25	73,475		73,500
Share-based compensation			612,093		612,093
Net loss				(3,991,863)	(3,991,863)
Balance, February 28, 2022	83,119,104	$8,312	$450,136,522	$(471,364,369)	$(21,219,535)

See accompanying notes to these financial statements.

AURA SYSTEMS, INC.

STATEMENTS OF CASH FLOWS

	Fiscal Years Ended
	February 28, 2022	February 28, 2021
		(As Restated)

Net income (loss)	$(3,991,863)	$44,748
Adjustments to reconcile net loss to cash used in operating activities
Depreciation	14,765	743
Inventory write-down	36,000	-
Gain on extinguishment of debt	-	(3,447,039)
Gain on extinguishment of PPP loans	(167,104)	-
Gain on extinguishment of derivative warrant liability, net	(61,540)	(13,611)
Change in fair value of derivative warrant liability	(476,602)	432,714
Gain on debt settlement	(4,292)	(71,775)
Common stock issued for services	73,500	-
Share-based compensation	612,093	452,386
Changes in operating assets and liabilities:
Inventory	(86,091)	(4,129)
Prepaid and other current assets	(90,251)	(113,716)
Deposit	-	(159,595)
Operating lease right-of-use asset	167,586	7,220
Accounts payable and accrued expenses	387,695	(85,468)
Accrued interest on notes payable	1,055,885	1,086,510
Operating lease liability	(110,555)	(17,784)
Cash used in operating activities	(2,640,774)	(1,888,796)

Cash used in investing activities:
Purchase of property and equipment	(196,421)	(15,614)

Cash flows from financing activities:
Proceeds from issuance of common stock	2,652,860	2,146,000
Principal payments of notes payable	(147,385)	(95,000)
Proceeds from government assistance loans – PPP and EID loans	91,235	224,305
Cash provided by financing activities	2,596,710	2,275,305

Net increase (decrease) in cash and cash equivalents	(240,485)	370,895
Cash and cash equivalents-beginning of year	390,702	19,807
Cash and cash equivalents-end of year	$150,217	$390,702
Cash paid for:
Interest	$85,295	$4,428
Income taxes	$-	$-

Supplemental schedule of non-cash transactions:
Recognition of operating lease right of use asset and operating lease liability	$-	$1,175,273
Accounts payable converted into shares of common stock	$450,000	$103,909
Accrued expenses converted into shares of common stock	$100,000	$-
Acquisition of property and equipment with notes payable	$288,000	$-

See accompanying notes to these financial statements.

AURA SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

February 28, 2022

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  During the fiscal year ended February 28, 2022, the Company incurred a net loss of approximately $4.0 million and had negative cash flows from operating activities of approximately $2.6 million and at February 28, 2022, had a stockholders deficit of approximately $21.2 million and a working capital deficit of approximately $21.7 million. Also, at February 28, 2022, the Company is in default on notes payable in the aggregate amount of approximately $13.0 million. These factors raise substantial doubts about the Company’s ability to continue as a going concern within one year of the date that these financial statements are issued. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At February 28, 2022, the Company had cash on hand in the amount of $150,000. Subsequent to February 28, 2022, the Company issued 1,153,666 shares of common stock in exchange for cash proceeds of $346,100. In addition, subsequent to February 28, 2022, the Company reached an agreement with a related party note holder to resolve all litigation between them related to notes payable and accrued interest of $12.1 million (see Note 19). Management estimates that the current funds on hand will be sufficient to continue operations through the next four months. The Company’s ability to continue as a going concern is dependent upon its ability to continue to implement its business plan. During the next twelve months we intend to continue to attempt to increase the Company’s sale of our AuraGen®/VIPER products both domestically and internationally and to add to our existing management team. In addition, we plan to continue to rebuild the engineering and sales teams, and to the extent appropriate, utilize third party contractors to support the operation. We anticipate being able to obtain new sources of funding to support these actions in the upcoming Fiscal year. No assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, if needed, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its stockholders, in the case of equity financing. In the event the Company is unable to generate profits and is unable to obtain financing for its working capital requirements, it may have to curtail its business further or cease business altogether.

COVID-19

As of the date of this filing, there continues to be widespread concern regarding the ongoing impacts and disruptions caused by the COVID-19 pandemic in the regions in which the Company operates. Although the impacts of the COVID-19 pandemic have not been material to date, a prolonged downturn in economic conditions could have a material adverse effect on our customers and demand for our services. The Company has not observed any impairments of its assets or a significant change in the fair value of its assets due to the COVID-19 pandemic. At this time, it is not possible for the Company to predict the duration or magnitude of the adverse results of the outbreak and its effects on the Company’s business or results of operations, financial condition, or liquidity.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reported periods. Significant estimates include assumptions made for inventory reserve, impairment testing of long-lived assets, the valuation allowance for deferred tax assets, assumptions used in valuing derivative liabilities, assumptions used in valuing share-based compensation, and accruals for potential liabilities. Amounts could materially change in the future.

Revenue Recognition

The Company recognizes revenue in accordance with Financial Accounting Standard Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers. To determine revenue recognition under ASC 606, an entity performs the following five-steps (i) identifies the contract(s) with a customer; (ii) identifies the performance obligations in the contract; (iii) determines the transaction price; (iv) allocates the transaction price to the performance obligations in the contract; and (v) recognizes revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-steps to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer.

Our primary source of revenue is the manufacture and delivery of generator sets used primarily in mobile power applications, which represented nearly 100% of our revenues of approximately $100,000 and $115,000 for the fiscal years ended February 28, 2022 and February 28, 2021, respectively. Our principal sales channel is sales to a domestic distributor.

In accordance with ASC 606, we recognize revenue, net of discounts, for our generator sets at time of product delivery to the domestic distributor (i.e. point-in-time), which also corresponds to the passage of legal title to the customer and the satisfaction of our performance obligations to the customer. Our payment terms are cash payment due upon delivery and typically includes a 2% price discount off the selling price in accordance with this policy. Our commercial terms and conditions do not include a right of return for reasons other than a defect in performance or quality. We offer a 24 month assurance-type warranty covering material and manufacturing defects, which we account for under the guidance of ASC 460, Guarantees. We have a limited history of shipments, and, as such, we have not recorded a warranty liability on our balance sheets at February 28, 2022 and February 28, 2021, respectively; however, we expect warranty claims to eventually be nil, therefore, we have not delayed the recognition of revenue during Fiscal years 2022 and 2021.

Cost of Goods Sold

Cost of goods sold primarily consists of the salaries of certain employees and contractors, purchase price of consumer products, packaging supplies, inventory reserve and customer shipping and handling expenses. Shipping costs to receive products from our suppliers are included in our inventory and recognized as cost of revenue upon sale of products to our customers.

Cash and Cash Equivalents

Cash and equivalents include cash on hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

Inventories

Inventories are valued at the lower of cost (first-in, first-out) or net realizable value, on an average cost basis. We review the components of inventory on a regular basis for excess or obsolete inventory based on estimated future usage and sales. When evidence exists that the net realizable value of inventory is lower than its cost, the difference is recognized as a loss in the period in which it occurs. Once inventory has been written down, it creates a new cost basis for inventory that may not be subsequently written up. During the year ended February 28, 2022, the Company wrote-down inventories of $36,000. During the year ended February 28, 2021, there were no inventory write downs recorded.

Property and Equipment

Property and equipment are recorded at historical cost and depreciated on a straight-line basis over their estimated useful lives of approximately three years up to ten years once the individual assets are placed in service. Leasehold improvements are amortized over the shorter of the useful life or the remaining period of the applicable lease term.

Management assesses the carrying value of property and equipment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If there is indication of impairment, management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value at that time. At February 28, 2022 and 2021, management determined there were no impairments of the Company’s property and equipment.

Impairment of Long-lived Assets

The Company reviews its property and equipment, right-of-use asset, and other long-lived assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. For the years ended February 28, 2022 and 2021, the Company had no impairment of long-lived assets.

Leases

The Company determines whether a contract is, or contains, a lease at inception. Right-of-use assets represent the Company’s right to use an underlying asset during the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Right-of-use assets and lease liabilities are recognized at lease commencement based upon the estimated present value of unpaid lease payments over the lease term. The Company uses its incremental borrowing rate based on the information available at lease commencement in determining the present value of unpaid lease payments.

Customer Advances

Customer advances represent consideration received from customers under revenue contracts for which the Company has not yet delivered to the customer.

Concentration of Credit and Other Risks

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and accounts receivable. Cash is deposited with a limited number of financial institutions. The balances held at any one financial institution at times may be in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits of up to $250,000. We have not experienced any losses in such accounts and believe we are not exposed to any significant risk on cash and cash equivalents.

During the year ended February 28, 2022, one customer accounted for 18% of revenues. During the year ended February 28, 2021, one customers accounted for 83% of revenues.

As of February 28, 2022, three vendors accounted for 44%, 13% and 15% of accounts payable. As of February 28, 2021, three vendors accounted for 34%, 31% and 13% of accounts payable.

Research and Development

The Company engages in research and development to stay current with changes in vehicle manufacture and design and to maintain an advantage over potential competition. Research and development expenses relate primarily to the development, design, testing of preproduction prototypes and models and are expensed as incurred. Research and development costs for Fiscal 2022 and 2021 was approximately $600,000 and $200,000, respectively.

Share-Based Compensation

The Company periodically issues stock options and warrants, and shares of common stock to employees and non-employees in non-capital raising transactions for services and for financing costs. Share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the requisite service period. Recognition of compensation expense for non-employees is in the same period and manner as if the Company had paid cash for services.

Income Taxes

The Company uses an asset and liability approach for accounting and reporting for income taxes that allows recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain. The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense.

Derivative Warrant Liability

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

The Company uses Level 2 inputs for its valuation methodology for the derivative liabilities as their fair values were determined by using a Binomial pricing model. The Company’s derivative liabilities are adjusted to reflect fair value at each reporting date, with any increase or decrease in the fair value being recorded in the statement of operations.

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

The recorded amounts of inventory, other current assets, accounts payable, and accrued expenses approximate their fair value due to their short-term nature. The carrying amounts of notes payable and convertible notes payable approximate their respective fair values because of their current interest rates payable in relation to current market conditions.

The following table sets forth by level, within the fair value hierarchy, the Company’s assets and liabilities at fair value as of February 28, 2022 and 2021:

	February 28, 2022
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative warrant liability	$-	$828,232	$-	$828,232
Total liabilities	$-	$828,232	$-	$828,232

	February 28, 2021
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative warrant liability	$-	$1,366,375	$-	$1,366,375
Total liabilities	$-	$1,366,375	$-	$1,366,375

The Company estimated the fair value of the derivative warrant liability using the Binomial Model (see Note 14).

Earnings (loss) per share

The Company’s earnings (loss) per share amounts have been computed based on the weighted-average number of shares of common stock outstanding for the period. Basic earnings (loss) per share is computed by dividing net earnings (loss) available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is computed by dividing net earnings (loss) available to common shareholders by the weighted average number of shares of common stock assuming all potential shares had been issued, and the additional shares of common stock were dilutive. Diluted earnings (loss) per share reflects the potential dilution, using the as-if-converted method for convertible debt, and the treasury stock method for options and warrants, which could occur if all potentially dilutive securities were exercised

The following information sets forth the computation of basic and diluted net increase in the Company's net assets per share resulting from operations for the years ended February 28, 2022 and 2021:

	Year Ended February 28,
	2022	2021
Numerator
Net income (loss)	$(3,991,863)	$44,748
Adjustment for interest expense on convertible notes	-	220,179
Adjusted net income (loss)	$(3,991,863)	$264,927

Denominator
Denominator for basic weighted average share	76,805,616	61,768,215
Adjustment for dilutive effect of convertible notes	-	3,435,419
Denominator for diluted weighted average share	76,805,616	65,203,634
Earnings (loss) per share
Basic earnings (loss) per share:	$(0.05)	$0.00
Diluted earnings (loss) per share	$(0.05)	$0.00

For the years ended February 28, 2022, the calculations of basic and diluted loss per share are the same because potential dilutive securities would have had an anti-dilutive effect. The potentially dilutive securities consisted of the following:

	February 28, 2022	February 28, 2021
Warrants	4,800,834	5,662,272
Options	5,059,769	3,040,002
Convertible notes	3,749,961	-
Total	13,610,564	8,702,274

Reclassifications

Certain prior period amounts have been reclassified to conform to the current year presentation. These reclassifications have no effect on the previously reported financial position, results of operations and cash flows (see Note 3).

Segments

The Company operates in one segment for the manufacture and delivery of generator sets. In accordance with the “Segment Reporting” Topic of the ASC, the Company’s chief operating decision maker has been identified as the President, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Existing guidance, which is based on a management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products and services, major customers, and the countries in which the entity holds material assets and reports revenue. All material operating units qualify for aggregation under “Segment Reporting” due to their similar customer base and similarities in economic characteristics; nature of products and services; and procurement, manufacturing and distribution processes. Since the Company operates in one segment, all financial information required by “Segment Reporting” can be found in the accompanying financial statements.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Credit Losses – Measurement of Credit Losses on Financial Instruments (“ASC 326”). The standard significantly changes how entities will measure credit losses for most financial assets, including accounts and notes receivables. The standard will replace today’s “incurred loss” approach with an “expected loss” model, under which companies will recognize allowances based on expected rather than incurred losses. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. As a small business filer, the standard will be effective for the Company for interim and annual reporting periods beginning after March 1, 2023. Management is currently assessing the impact of adopting this standard on the Company’s financial statements and related disclosures.

In August 2020, the FASB issued ASU No. 2020-06 (“ASU 2020-06”) “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40).” ASU 2020-06 reduces the number of accounting models for convertible debt instruments by eliminating the cash conversion and beneficial conversion models. As a result, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost as long as no other features require bifurcation and recognition as derivatives. By removing those separation models, the effective interest rate of convertible debt instruments will be closer to the coupon interest rate. Further, the diluted net income per share calculation for convertible instruments will require the Company to use the if-converted method. ASU 2020-06 will be effective March 1, 2024, for the Company and is to be adopted through a cumulative-effect adjustment to the opening balance of retained earnings. Early adoption is permitted, but no earlier than January 1, 2021, including interim periods within that year. Management is currently evaluating the effect of the adoption of ASU 2020-06 on the financial statements, but currently does not believe ASU 2020-06 will have a significant impact on the Company’s accounting for its convertible debt instruments. The effect will largely depend on the composition and terms of the financial instruments at the time of adoption.

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. ASU 2021-04 provides clarification and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (such as warrants) that remain equity classified after modification or exchange. An issuer measures the effect of a modification or exchange as the difference between the fair value of the modified or exchanged warrant and the fair value of that warrant immediately before modification or exchange. ASU 2021-04 introduces a recognition model that comprises four categories of transactions and the corresponding accounting treatment for each category (equity issuance, debt origination, debt modification, and modifications unrelated to equity issuance and debt origination or modification). ASU 2021-04 is effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. An entity should apply the guidance provided in ASU 2021-04 prospectively to modifications or exchanges occurring on or after the effective date. Early adoption is permitted for all entities, including adoption in an interim period. If an entity elects to early adopt ASU 2021-04 in an interim period, the guidance should be applied as of the beginning of the fiscal year that includes that interim period. The adoption of ASU 2021-04 is not expected to have a material impact on the Company’s financial statements or disclosures.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission (the “SEC”) did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 3 – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The financial statements for the year ended February 28, 2021 and certain balances as of February 29, 2020 have been restated. On May 31, 2022, our management determined the following:

●

that the Company erroneously did not recognize a derivative warrant liability associated with warrants issued in prior years that included a fundamental transaction provision that could give rise to an obligation to pay cash to the warrant holder. As such, the Company determined that the warrants fundamental transaction provision created a derivative liability pursuant to current accounting guidelines.

●	that the Company had issued common stock in exchange for a settlement of debt to a former employee during fiscal 2018 and had erroneously not accounted for it until fiscal 2021.

●	that the Company had granted stock options during fiscal 2021 which were erroneously not recorded.

The effects on the previously issued financial statements are as follows:

(A)

In fiscal 2022, the Company recognized that previously issued warrants had characteristics of derivative liabilities. The Company determined the fair value of the warrant derivative liability as of February 29, 2020, was $947,271, and recorded the liability and its associated expense as a prior period adjustment to Accumulated Deficit in the amount of $947,271. Additionally, the warrant derivative liability was revalued at February 28, 2021 and the net increase in fair value of $419,103 was recorded as additional liability. The associated other net expense of $432,714 for the increase in fair value, partially offset by the gain on expiring warrants of $13,611, was recorded to the statement of operations.

(B)

In fiscal 2022, the Company recognized that during fiscal 2021, the Company recorded the effect of issuing common stock for debt to a former employee when the issuance had occurred in fiscal 2018. To correct the timing of recording the transaction, the Company calculated the gain on the extinguishment of debt as of the February 28, 2018, issuance date in the amount of $256,044 and recorded the gain as a prior period adjustment to Accumulated Deficit. Additionally, the interest expense associated with the debt of $13,460 and gain on its extinguishment of $133,500 recorded in fiscal 2021 were reversed out of the statement of operations.

€	In fiscal 2022, the Company recognized that certain stock options granted during fiscal 2021 should have been fully or partially vested in the year of grant but had no share-based compensation expense recorded in fiscal 2021. To correct the timing of the expense recognition, the Company computed the amount of expense associated with the vesting as of February 28, 2021, and recorded an additional $258,636 of stock-based compensation expense to the statement of operations and is included in selling, general and administrative expenses.

Reclassifications

(1)	In fiscal 2021, the Company presented interest accrued of $3,668 on its Economic Injury Disaster Loan as additional note payable principle. In the accompanying fiscal 2022 financial statements, the Company has reclassified the accrued interest of $3,668 recorded in fiscal 2021 from notes payable to accrued interest.

(2)	In fiscal 2021, the Company presented $2,713,652 of extinguishment of accrued wages and accounts payable as Other Income. In the accompanying fiscal 2022 financial statements, the $2,713,652 has been reclassified to gain on extinguishment of debt.

The following table presents the effect of the restatements and reclassifications on the Company’s previously issued balance sheet:

	As of February 28, 2021
	As Previously Reported	Adjustments	Reclassifications	As Restated	Notes
Accrued expenses (including accrued interest)	$1,288,107	$-	$3,668	$1,291,775	[1]
Note payable	159,922	-	(3,668)	156,255	[1]
Derivative warrant liability	-	1,366,375	-	1,366,375	[A]
Additional paid-in capital	446,126,640	(136,004)	-	446,249,272	[B]
		258,636	-		[C]
Accumulated deficit	$(465,883,499)	$(1,366,375)	$-	$(467,372,506)	[A]
		136,004	-		[B]
		(258,636)	-		[C]

The following table presents the effect of the restatements and reclassifications on the Company’s previously issued statement of operations:

	As of February 28, 2021
	As Previously Reported	Adjustments	Reclassifications	As Restated	Notes
Selling, general and administrative expense	$1,318,602	$258,636	$-	$1,577,238	[C]
Interest expense	1,293,409	(13,460)	-	1,279,949	[B]
Gain on extinguishment of debt	866,887	(133,500)	2,713,652	3,447,039	[2]
Gain on extinguishment of derivative warrant liability	-	13,611	-	13,611	[A]
Change in fair value of derivative warrant liability	-	(432,714)	-	(432,714)	[A]
Other income	2,720,652	-	(2,713,652)	7,000	[2]
Net income	$842,528	$(797,780)	$-	$44,748

Net income per share, basic and diluted	$0.01			$0.00

The following table presents the effect of the restatements on the Company’s previously issued statement of shareholder deficit:

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Deficit
Balance, February 29, 2020, as previously reported	56,400,874	$5,639	$443,417,452	$(466,726,027)	$(23,302,937)
Prior period revisions	192,641	19	130,977	(691,227)	(560,231)
Corrections of errors	(4,469)				-
Balance, February 29, 2020, as restated	56,589,046	$5,658	$443,548,428	$(467,417,254)	$(23,863,168)

Balance, February 28, 2021, as previously reported	71,107,442	$7,109	$446,126,640	$(465,883,499)	$(19,749,750)
Prior period revisions	-	-	122,632	(1,489,007)	(1,366,375)
Corrections of errors	(4,433)				-
Balance, February 28, 2021, as restated	71,103,009	$7,109	$446,249,272	$(467,372,506)	$(21,116,125)

The following table presents the effect of the restatements and reclassifications on the Company’s previously issued statement of cash flows:

	As of February 28, 2021
	As Previously Reported	Adjustments	Reclassifications	As Restated	Notes
Cash flows from operating activities:
Net income	$842,528	$(797,780)	$-	$44,748	[A] [B] [C]
Gain on extinguishment of liabilities	(3,585,639)	133,500	5,100	(3,447,039)	[B]
Gain on debt settlement			(71,775)	(71,775)
Gain on extinguishment of derivative warrant liability	-	(13,611)	-	(13,611)	[A]
Change in fair value of derivative warrant liability	-	432,714	-	432,714	[A]
Share-based compensation expense	193,750	258,636	-	452,386	[C]
Changes in working capital assets and liabilities:
Operating lease right-to-use asset	-	-	7,220	7,220
Accounts payable and accrued expenses	99,839	-	(185,308)	(85,469)	[1]
Accrued interest on notes payable	847,987	(13,460)	251,983	1,086,510	[B] [1]
Operating lease liability	(10,564)	-	(7,220)	(17,784)
Supplemental schedule of non-cash transactions:
Notes payable converted into shares of common stock	$267,000	$(267,000)	$-	$-	[B]

NOTE 4 – INVENTORIES

Inventories consisted of the following:

	February 28, 2022	February 28, 2021
Raw materials	$129,836	$91,739
Work-in-process	14,421	-
Finished goods	-	2,427

Total inventory	$144,257	$94,166

NOTE 5 – PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets consisted of the following:

	February 28, 2022	February 28, 2021
Prepaid annual software licenses	$94,907	$-
Prepaid commissions	73,390	63,500
Vendor advances	35,500	37,400
Other prepaid expenses	51,656	14,303
Total other current assets	$255,453	$115,203

Equity method investment (written off in fiscal 2020)

In March 2017, the Company entered into a joint venture (“Jiangsu Shengf”ng") with a Chinese company to build and distribute AuraGen® products in China. The Chinese partner owns 51% of Jiangsu Shengfeng and contributed facilities and equipment of approximately $9.75 million, and approximately $500,000 of working capital. The Company owns 49% of Jiangsu Shengfeng and contributed $250,000 of working capital as well as a limited license. In September, 2018, Jiangsu Shengfeng placed a $1,000,000 order with the Company which included an advance payment of $700,000. The Company failed to deliver products in accordance with the order received. In November 2019, the Company issued a note payable for the $700,000 due to Jiangsu Shengfeng (see Note 10) as part of an agreement for the repayment of the advance subject to Jiangsu Shengf’ng's continuance of operations. However, starting in January 2020, Jiangsu Shengfeng’s operations were shut down by governmental authorities due to the COVID-19 virus, and as of the date of this filing, its operations have not restarted. As of February 28, 2020, the Company wrote off its equity interest in Jiangsu Shengfeng.

NOTE–6 - PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	February 28,
	2022	2021
Leasehold improvements	$56,530	$-
Machinery and equipment	276,762	15,613
Vehicle	96,334	-
Computer equipment	59,816	-
Furniture and fixtures	10,592	-
	500,034	15,613
Less accumulated depreciation and amortization	(15,508)	(743)
	$484,526	$14,870

Depreciation expense for the years ended February 28, 2022 and 2021 was $14,765 and $743, respectively:

NOTE 7 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable consisted of the following:

	February 28, 2022	February 28, 2021

Convertible notes payable	$1,402,971	$1,402,971
Non-current	-	(1,402,971)
Current	$1,402,971	$-

In Fiscal 2013 and 2014, the Company issued six convertible notes payable in the aggregate of $4,000,000. As of February 28, 2022 and 2021, the outstanding balance of the convertible notes payable amounted to $1,402,971. The notes are unsecured, bear interest at 5% per annum and are convertible to shares of common stock at a conversion price of $1.40 per share, as adjusted. The notes were originally due in 2014 to 2017, and were all amended in 2018 and the maturity date for all the notes was changed to January 11, 2023.

At February 28, 2022 and 2021, accrued interest on convertible notes payable totaled $284,063 and $213,884, respectively, and is included in accrued expenses (See Note 11).

NOTE 8 – CONVERTIBLE NOTE PAYABLE-RELATED PARTY

Convertible note payable – related party consisted of the following:

	February 28, 2022	February 28, 2021

Convertible note payable	$3,000,000	$3,000,000
Non-current	-	(3,000,000)
Current	$3,000,000	$-

On January 24, 2017, the Company entered into a debt refinancing agreement with a former director and current shareholder of the Company. As part of the agreement, the Company issued a $3,000,000 convertible note. The convertible note is unsecured, bears interest at 5% per annum, is due February 2, 2023, and is convertible into shares of common stock at a conversion price of $1.40 per share, as adjusted.

At February 28, 2022 and 2021, accrued interest on convertible notes payable-related party totaled $562,911 and $412,911, respectively, and is included in accrued expenses (See Note 11).

NOTE 9 – NOTES PAYABLE

Notes payable consisted of the following:

	February 28, 2022	February 28, 2021
Secured notes payable
(a) Note payable-EID loan	$150,000	$150,000
(b) Notes payable-vehicles and equipment	265,616	-

Unsecured notes payable
(c) Notes payable-PPP loans	-	74,405
(d) Note payable-Abdou	-	120,181
(e) Note payable-other-in default	10,000	10,000
Total	$425,616	$354,586
Non-current	327,658	156,255

(a) Economic Injury Disaster (EID) Loan

Entities negatively impacted by the COVID-19 pandemic were eligible to apply for loans sponsored by the United States Small Business Administration (“SBA”) Economic Injury Disaster Loan (“EID Loan”) program. On July 1, 2020, the Company received a $150,000 loan under this program. The proceeds can be used to fund payroll, healthcare benefits, rent and other qualifying expenses, and the loan is not subject to a loan forgiveness provision. The loan is due July 1, 2050, interest accrues at 3.75% per annum, and is secured by the assets of the Company.

(b) Notes payable-vehicle and equipment

During fiscal 2022, the Company purchased two pieces of equipment and a vehicle for $329,297 as a part of its efforts to expand its operations and research and development capacities. The Company made down payments aggregating $41,300 with the balance financed by two notes payable aggregating $287,997. The notes are secured by the equipment and vehicle purchased. One note is due in 36 equal monthly payments of approximately $6,100 each, including interest at 2.9% per annum. The second note is due in 72 equal monthly payments of approximately $1,500 each, including interest at 10.9% interest per annum. As of February 28, 2022, the balance of the notes was $265,616.

(c) Paycheck Protection Plan (PPP) Loans

On April 23, 2020, the Company was granted a Paycheck Protection Program (“PPP”) loan in the amount of $74,405 pursuant to the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The PPP matures on April 23, 2022, bears interest at a rate of 1% per annum, with the first six months of interest deferred, and is unsecured and guaranteed by the SBA. The Company applied ASC 470, Debt, to account for the PPP loan. Funds from the PPP loan may only be used for qualifying expenses, including qualifying payroll costs, qualifying group health care benefits, qualifying rent and debt obligations, and qualifying utilities. The Company used the loan amount for qualifying expenses. Under the terms of the PPP, certain amounts of the loan may be forgiven if they are used for qualifying expenses. The Company applied for the forgiveness of the PPP Loan, and in April 2021 the Company was notified that the PPP loan, including accrued interest, was being forgiven under the terms of the PPP program. As a result, the Company recorded other income of approximately $75,100, representing the forgiven principal and interest.

In March 2021, the Company applied for and received a second PPP loan (“PPP-2”) in the amount of approximately $91,200 pursuant to CARES Act, as amended to allow a second loan. The terms of the PPP-2 loan were essentially the same as under the original PPP loan. The Company applied for the forgiveness of the PPP-2 loan, and in January 2022 we were notified that the PPP-2 loan, including accrued interest, was being forgiven under the terms of the PPP program. As a result, the Company recorded other income of approximately $92,000, representing the forgiven principal and interest. Total gain on extinguishment of debt recorded for the PPP and PPP-2 loans is $167,104

(d) Abdou

On June 20, 2013, the Company issued convertible notes payable to two individuals in the aggregate of $125,000. The notes were due June 20, 2014. The loans were not paid when due, and in September 2019, the note holders and the Company reached a settlement for past due principal, accrued interest, and fees of approximately $325,000. As of February 28, 2020, the outstanding balance of the settlement note was $215,181. During the year ended February 28, 2021, the Company paid $95,000 of the note, and as of February 28, 2021, the outstanding balance was $120,181. During the year ended February 28, 2022, the Company paid the remaining balance of $120,181.

(e) Other notes payable

Demand promissory notes as of February 28, 2022 and February 28, 2021 are for one individual issued in September 2015 that is payable on demand with an interest rate of 10% per annum.

During the year ended February 28, 2021, an aggregate of $743,386, consisting of $491,537 of demand notes principal and $251,849 of accrued interest, was extinguished as the related statute of limitations were determined to have expired (see Note 12).

At February 28, 2022 and 2021, accrued interest on notes payable totaled $36,541 and $28,822, respectively, and is included in accrued expenses (See Note 11).

NOTE 10 – NOTES PAYABLE-RELATED PARTIES-IN DEFAULT

Notes payable-related parties consisted of the following:

	February 28, 2022	February 28, 2021
Unsecured notes payable
(a) Notes payable-Koppel-in default	$5,607,323	$5,607,323
Accrued interest-Koppel-in default	6,533,318	5,710,464
Subtotal-Koppel-in default	12,140,641	11,317,787

(b) Note payable- Gagerman-in default	82,000	82,000
Accrued interest-Gagerman-in default	73,428	65,228
Subtotal-Gagerman-in default	155,428	147,228

(c) Note payable-Jiangsu Shengfeng-in default	700,000	700,000

Total	$12,996,069	$12,165,015
Non-current	-	-
Current	$12,996,069	$12,165,015

(a) Kopple Notes

In fiscals 2013 through 2018, the Company issued notes payable to Robert Kopple and associated entities (collectively “Kopple”) in the aggregate of $6,107,323. Robert Kopple was the former Vice-Chairman of the Company’s Board of Directors and is a current shareholder in the Company. The notes are unsecured, bear interest at rates ranging from 5% and 15% per annum, and were due in fiscal 2014 through fiscal 2018. At February 28, 2022 and 2021, the accrued interest due to Kopple totaled $6,533,318 and $5,710,464, respectively. Due to its significance, the balance of accrued interest is added to the note payable principal for presentation on the accompanying balance sheets. As of February 28, 2022 and 2021, the outstanding balance of the Kopple notes payable and accrued interest amounted to $12,140,641 and $11,317,787, respectively.

Kopple brought suit against the Company beginning in 2017 for repayment of the notes.

On March 14, 2022, the Company reached an agreement with Kopple to resolve all remaining litigation between them. Under the terms of the settlement, the Company agreed to pay Kopple an aggregate amount of $10,000,000, and granted Koppel warrants exercisable into 3,331,664 shares of the Company’s common stock. The fair value of the warrants is estimated to be $1,000,000, resulting in total consideration to Kopple of approximately $11,000,00 (see Note 19).

(b) Note payable-Gagerman

In April 2014, the Company issued a note payable to Gagerman, former CEO and CFO of the Company, for $82,000. The note is unsecured, bears interest at a rate of 10% per annum and matured in March 2019. At February 28, 2022 and 2021, accrued interest on notes payable-Gagerman totaled $73,428 and $65,228, respectively, and is added to the note principal for presentation on the accompanying balance sheets. As of February 28, 2022 and 2021, the outstanding balance of the Gagerman notes payable and accrued interest amounted to $155,428 and $147,228, respectively.

(c) Jiangsu Shengfeng Note

On November 20, 2019, the Company reached an agreement with its joint venture partner Jiangsu Shengfeng (see Note 5) regarding the return of $700,000 that had been advanced to the Company, and the Company issued a non-interest-bearing promissory note for $700,000 to be paid over a 11-month period beginning March 15, 2020, through February 15, 2021. As of February 28, 2022 and February 28, 2021, the principal due was $700,000, respectively. As of February 28, 2022, the note is past due and deemed in default.

NOTE 11 – ACCRUED EXPENSES

Accrued expenses consisted of the following:

	February 28, 2022	February 28, 2021
		(As Restated)

Accrued payroll and related expenses	$431,597	$547,412
Accrued interest-convertible notes payable	284,063	213,884
Accrued interest-convertible notes payable related party	562,911	412,911
Accrued interest-notes payable	36,541	28,822
Other accrued expenses	377,061	88,746
	$1,692,173	$1,291,775

NOTE 12 – GAIN ON EXTINGUISHMENT OF DEBT

During fiscal 2021, the Company recorded a gain on extinguishment of debt primarily related to the cancellation of liabilities following the expiration of the statute of limitations on such debt. The Company obtained a legal opinion with conclusions that support the Company’s position that the statute of limitations for all potential claims owed by the Company on approximately $2,704,000 of accrued wages and vendor payables, and notes payable and accrued interest of approximately $743,000, had expired pursuant to various precedents. Accordingly, the Company recorded a gain on extinguishment of debt of $3,447,039 in the accompanying statement of operations for the year ended February 28, 2021.

NOTE 13 – LEASES

During fiscal 2021, our facilities consisted primarily of an approximate 20,000 square feet facility in Stanton, California and an additional storage facility in Santa Clarita, California. Effective February 28, 2021, we vacated the Stanton facility and consolidated our administrative, production operations including warehousing within an approximately 18,000 square foot facility in Lake Forest, California. The Lake Forest lease is for 66-months effective February 2021 through August 31, 2026. The initial monthly base rental rate was approximately $22,000 per month and escalates 3% each year to approximately $26,000 per month in 2026. The lease liability was determined by discounting the future lease payments under the lease terms using a 10% per annum discount rate to arrive at the current lease liability.

Operating lease right-of-use (“ROU”) assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Generally, the implicit rate of interest in arrangements is not readily determinable and the Company utilizes its incremental borrowing rate in determining the present value of lease payments. The operating lease ROU asset includes any lease payments made and excludes lease incentives.

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

	Year ended February 28, 2022	Year ended February 28, 2021
Lease Cost
Operating lease cost (included in general and administration in the Company’s statement of operations)	$279,000	$170,000

Other Information
Cash paid for amounts included in the measurement of lease liabilities for the years ended February 28, 2022	$222,000	$-
Weighted average remaining lease term – operating leases (in years)	4.5	5.5
Average discount rate – operating leases	10.0%	10.0%

The supplemental balance sheet information related to leases for the period is as follows:

At February 28, 2022
Operating leases
Long-term right-of-use assets	$1,000,467

Short-term operating lease liabilities	$179,450
Long-term operating lease liabilities	867,484
Total operating lease liabilities	$1,046,934

Maturities of the Company’s lease liability is as follows:

Year Ending February 28:	Operating Lease
2023	$275,000
2024	283,000
2025	292,000
2026	300,000
2027	128,000
Total lease payments	1,278,000
Less: Imputed interest/present value discount	(231,066)
Present value of lease liabilities	$1,046,934

NOTE 14 – DERIVATIVE WARRANT LIABILITY

The Company issued warrants in prior years that include a fundamental transaction provision that could give rise to an obligation to pay cash to the warrant holder. The Company determined that the warrants do not satisfy the criteria for classification as equity instruments due to the existence of the cash settlement feature that is not within the sole control of the Company, and the warrants are accounted for as liabilities in accordance with ASC 815. The fair value of the warrants is remeasured at each reporting period, and the change in the fair value is recognized in earnings in the accompanying statements of operations. The warrant liability will ultimately be converted into the Company’s equity when the warrants are exercised, or will be extinguished on the expiration of the outstanding warrants.

The following tables summarize the derivative warrant liability:

	February 28, 2022	February 28, 2021
Stock price	$0.41	$0.35
Risk free interest rate	1.0%	1.8%
Expected volatility	170%	232%
Expected life in years	0.98	2.0
Expected dividend yield	0%	0%
Number of warrants	4,800,834	5,662,272
Fair value of derivative warrant liability	$828,232	$1,366,375

	Number of Warrants Outstanding	Fair Value of Derivative Warrant Liability
February 29, 2020 (As Restated)	5,816,939	$947,272
Change in fair value of derivative warrant liability	-	432,714
Gain on extinguishment on expiration of warrants	(154,667)	(13,611)
February 28, 2021 (As Restated)	5,662,272	$1,366,375
Change in fair value of derivative warrant liability	-	(476,603)
Gain on extinguishment on expiration of warrants	(861,438)	(61,540)
February 28, 2022	4,800,834	$828,232

NOTE 15 – STOCKHOLDERS’ DEFICIT

Common Stock

On February 28, 2022 and February 28, 2021, the Company had 150,000,000 shares of $0.0001 par value common stock authorized for issuance.

During the year ended February 28, 2022, the Company issued an aggregate of 12,016,095 shares of its common stock as follows:

●	The Company sold 10,199,665 shares of common stock for net proceeds of $2,652,860 in a private placement.

●	The Company issued 1,571,429 shares of common stock with a fair value of $550,000 for settlement of debt.

●	The Company issued 245,001 shares of common stock for services with a fair value of $73,500. The common shares were valued based on the closing price of the Company’s shares of common stock on the respective dates of issuances.

During the year ended February 28, 2021, the Company issued an aggregate of 14,513,963 shares of its common stock as follows:

●	The Company sold 14,098,327 shares of common stock for net proceeds of $2,146,000 in a private placement.

●	The Company issued 415,636 shares of common stock with a fair value of $103,909 for settlement of debt.

Stock Options

A summary of the Company’s stock option activity is as follows:

	Number of Shares	Exercise Price	Weighted Average Intrinsic Value
Total options, February 29, 2020 (As Restated)	1,040,001	$1.40	$-
Granted	4,250,000	0.38	225,000
Exercised	-	-	-
Cancelled	-	-	-
Total options, February 28, 2021 (As Restated)	5,290,001	$0.77	$225,000
Granted	-	-	-
Exercised	-	-	-
Cancelled	(230,232)	1.40	-
Total options, February 28, 2022	5,059,769	$0.55	$360,000
Exercisable, February 28, 2022	5,059,769	$0.55	$360,000

The exercise prices and information related to options under the 2011 Plan outstanding on February 28, 2022 is as follows:

Range of Exercise Price	Stock Options Outstanding	Stock Options Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price of Options Outstanding	Weighted Average Exercise Price of Options Exercisable
$0.25 to $1.40	5,059,769	5,059,769	3.25	$0.55	$0.55

During the year ended February 28, 2021, the Board of Directors granted options to purchase an aggregate of 2,750,000 shares of the Company’s common stock to the Company’s President and members of the Board of Directors. Options exercisable into 2,250,000 shares have an exercise price of $0.25 per share, and options exercisable into 500,000 shares have an exercise price of $0.50 per share. Options exercisable into 2,000,000 shares vested immediately, and options exercisable into 750,000 shares vest over 12 months. The 2,750,000 options expire in five years. The aggregate fair value of the options was determined to be $576,879 using a Black-Scholes option pricing model based on the following assumptions: (i) volatility rate of 222% to 226%, (ii) discount rate of 0.16% to 0.57%, iii) zero expected dividend yield, and (iv) expected life of 2.5 years to 3 years.

In February 2021, the Company’s Board of Directors authorized the grant of 1,500,000 stock options at an exercise price of $0.50 per share as compensation for advisors to the Board. As of February 28, 2022 and 2021, these options have not been issued as the proposal to renew the employee stock option plan needs to be approved by the shareholders at an annual meeting. Upon approval, the 1,500,000 stock options will be issued. The options vest over 12 months, and expire in five years. Although the options have not been issued, the commitment to issue existed when granted by the Board. As a result, the fair value of the authorized grant was determined to be $487,600 using a Black-Scholes option pricing model based on the following assumptions: (i) volatility rate of 226%, (ii) discount rate of 0.34%, iii) zero expected dividend yield, and (iv) expected life of 3 years.

The risk-free interest rate was based on rates established by the Federal Reserve Bank. The Company uses the historical volatility of its common stock to estimate the future volatility for its common stock. The expected life of the stock options granted is estimated using the “simplified” method, whereby the expected term equals the average of the vesting term and the original contractual term of the stock option. The expected dividend yield was based on the fact that the Company has not paid dividends to its common stockholders in the past and does not expect to pay dividends to its common stockholders in the future.

During the years ended February 28, 2022 and 2021, the Company recognized stock-based compensation of $612,093 and $452,386 related to the fair value of vested stock options.

Employee Stock Option Plans

In September 2009, the Company’s shareholders approved the 2006 Employee Stock Option Plan (as amended, the “2006 Plan”). Under the 2006 Plan, the Company may grant options for up to 10,000,000 or 15% of the number of shares of Common Stock of Aura outstanding from time to time. As of February 28, 2022 and 2021, no options remain outstanding under the 2006 Plan as the last remaining options expired during fiscal 2020, and no options are available for grant under the 2006 Plan as the authorized term of the plan has expired.

In October 2011, the Company’s shareholders approved the 2011 Director and Executive Officers Stock Option Plan (the “2011 Plan”). Under the 2011 Plan, the Company may grant options, or warrants, for up to 15% of the number of shares of Common Stock of the Company outstanding from time to time. Pursuant to this plan, the Board or a committee of the Board may grant an option to any person who is elected or appointed a director or executive officer of the Company. The exercise price of each option shall be at least equal to the fair market value of such shares on the date of grant, and the term of the options may not be greater than five years.

During the year ended February 28, 2022, there were no options granted under the 2011 Plan. During the year ended February 28, 2021, the Company issued 2,750,000 stock options under the 2011 Plan.

Warrants

	Number of Warrants	Exercise Price
Outstanding, February 29, 2020	5,816,939	$1.40
Granted	-	-
Exercised	-	-
Cancelled	(154,667)	1.40
Outstanding, February 28, 2021	5,662,272	$1.40
Granted	-	-
Exercised	-	-
Cancelled	(861,438)	1.40
Outstanding, February 28, 2022	4,800,834	$1.40

There was no intrinsic value as of February 28, 2022, as the exercise prices of these warrants were greater than the market price of the Company’s stock. The exercise prices and information related to the warrants under the 2011 Plan outstanding on February 28, 2022 is as follows:

Range of Exercise Price	Stock Warrants Outstanding	Stock Warrants Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price of Warrants Outstanding	Weighted Average Exercise Price of Warrants Exercisable
$1.40	4,800,834	4,800,834	0.98	$1.40	$1.40

NOTE 16 – INCOME TAXES

For the year ended February 28, 2022, the Company had no income tax expense. For the year ended February 28, 2021, the Company recorded an income tax expense of $800 for state franchise taxes.

	FY2022	FY2021
Current:
Federal	$-	$-
State	-	800
Total current	$-	$800

Deferred:
Federal	$-	$-
State	-	-
Total deferred	$-	$-

Total Provision	$-	$800

The following is a reconciliation of the statutory federal income tax rate to the Company’s effective tax rate:

	FY2022	FY2021
Federal tax benefit at statutory rate	21%	21%
State tax benefit, net of federal benefit	7%	7%
Change in valuation allowance	(28)%	(28)%
Total	0%	0%

The following table summarizes our deferred tax asset at February 28, 2022, and February 28, 2021:

	FY2022	FY2021
Deferred tax asset
Net operating loss carryforwards	$42,141,000	$46,999,000
Gross deferred tax assets	42,141,000	46,999,000
Valuation allowance	(42,141,000)	(46,999,000)
Net deferred tax asset (liability)	$-	$-

The provisions of ASC Topic 740, Accounting for Income Taxes, require an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. For the years ended February 28, 2022 and 2021, based on all available objective evidence, including the existence of cumulative losses, the Company determined that it was more likely than not that the net deferred tax assets were not fully realizable. Accordingly, the Company established a full valuation allowance against its net deferred tax assets. The Company intends to maintain a full valuation allowance on net deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance. During the years ended February 28, 2022 and 2021, the valuation allowance decreased by $4.8 million and $5.8 million, respectively.

At February 28, 2022, the Company had available Federal and state net operating loss carryforwards (“NOL”s) to reduce future taxable income. For Federal purposes the amounts available were approximately $168.4 million and for state purposes the amounts available were approximately $96.8 million. The Federal carryforwards expire on various dates through 2042 and the state carryforwards expire through 2039. Due to restrictions imposed by Internal Revenue Code Section 382 regarding substantial changes in ownership of companies with loss carryforwards, the utilization of the Company’s NOL may be limited as a result of changes in stock ownership.

The Company’s operations are based in California and it is subject to Federal and California state income tax. Tax years after 2017 are open to examination by United States and state tax authorities.

The Company adopted the provisions of ASC 740, which requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any tax benefit can be recorded in the financial statements. ASC 740 also provides guidance on the recognition, measurement, classification and interest and penalties related to uncertain tax positions. As of February 28, 2022 and 2021, no liability for unrecognized tax benefits was required to be recorded or disclosed.

Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of February 28, 2022, and February 28, 2021, we have no accrued interest and penalties related to uncertain tax positions.

We are subject to taxation in the U.S. and California. Our tax years for 2014 and forward are subject to examination by our tax authorities. We are not currently under examination by any tax authority.

The Company has failed to file its California tax returns for the years ended February 28, 2015 thru February 28, 2022 due to its inability to pay the minimum annual franchise tax payment of $800. The balance of accrued income taxes related to unpaid California franchise tax of $4,800 represents six years of minimum taxes due.

NOTE 17 – RELATED PARTY TRANSACTIONS

As of February 28, 2022 and 2021, Bettersea LLC (“Bettersea”) was an 11.0% and 10.4%, respectively, shareholder in the Company. For the years ended February 28, 2022 and 2021, the Company incurred total fees to Bettersea of $137,500 and $131,300, respectively, for consulting services. As of February 28, 2022 and 2021, a total of $218,507 and $602,501, respectively, was due to Bettersea and included in accounts payable and accrued expenses..

During fiscal 2022, the Company issued 1,285,714 shares of common stock with a fair value of $450,000 for the settlement of accounts payable of $450,000 due to Bettersea. Also during fiscal 2022, the Company issued 285,715 shares of common stock with a fair value of $100,000 for the settlement of accounts payable of $100,000 due to the Company’s President. During fiscal 2021, the Company issued 415,636 common shares with a fair value of $103,909 for the settlement of accounts payable of $103,909 due to a 50% owner of Bettersea. There were no gains or losses recognized on these transactions.

NOTE 18 – CONTINGENCIES

The Company is subject to legal proceedings and claims that have arisen in the ordinary course of business. Our management evaluates our exposure to these claims and proceedings individually and in the aggregate and evaluates potential losses on such litigation if the amount of the loss is estimable and the loss is probable. However, the outcome of legal proceedings and claims brought against the Company is subject to significant uncertainty. Although management considers the likelihood of such an outcome to be remote, if one or more of these legal matters were resolved against the Company for amounts in excess of management’s expectations, the Company’s financial statements for that reporting period could be materially adversely affected.

In 2017, the Company’s former COO was awarded approximately $238,000 in accrued salary and related charges by the California labor board. In August 2021, the Company reached a settlement by which the Company agreed to pay approximately $330,000, representing the principal award plus accrued interest. As of the time of this filing, the Company has paid approximately $108,400 toward the settlement amount. The remaining balance of approximately $221,600 is to be paid no later than September 1, 2022, and accrues interest of 10% per annum until paid.

Since July 2017 the Company has been engaged in litigation with a former director, Robert Kopple, relating to more than $13 million and the current equivalent of the approximately 23 million warrants, exercisable for seven years at a price of $0.10 per share, which Mr. Kopple and his affiliated entities (collectively the “Kopple Parties”) claimed should have been originally issued to them pursuant to various agreements with the Company entered to between 2013-2016. In March 2022, the Company reached a settlement with the Kopple Parties that resolves all claims asserted against the Company without any admission, concession or finding of any fault, liability or wrongdoing on the part of the Company. Under the terms of the settlement, we have agreed to pay an aggregate amount of $10 million over a period of seven years; $3 million of which is to be paid on or before June 8, 2022, after which, interest will accrue on the unpaid balance at a rate of 6%, compounded annually. All amounts, including all accrued interest, are to be paid no later than eight years from the date of the initial payment. The Kopple Parties have also received seven-year warrants to purchase up to an aggregate of approximately 3.3 million shares of our common stock at a price of $0.85 per share. The settlement also provides for standard mutual general release provisions and includes customary representations, warranties, and covenants, including certain increases in the amount payable to the Kopple Parties and the right of such parties to enter judgment against the Company if the Company remains in uncured default in its payment obligations under the settlement. As of June 8, 2022 and the date of this report, the Company has not yet paid the $3,000,000 installment due to Kopple. Pursuant to the agreement, the Company has 60 days to cure the nonpayment of the $3,000,000 default. (See Note 19)

On March 26, 2019, various stockholders of the Company controlling a combined total of more than 27.5 million shares delivered a signed written consent to the Company removing Ronald Buschur as a member of the Company’s Board and electing Cipora Lavut as a director of the Company.  On March 27, 2019, those same stockholders delivered a further signed written consent to the Company removing William Anderson and Si Ryong Yu as members of the Company’s Board and electing Robert Lempert and David Mann as directors of the Company. These written consents represented a majority of the outstanding shares of the Company’s common stock as of March 26, 2019 and March 27, 2019, respectively. Because of Aura’s refusal to recognize the legal effectiveness of the consents, on April 8, 2019 the stockholders filed suit in the Court of Chancery of the State of Delaware pursuant to Section 225 of the Delaware General Corporations Law, seeking an order confirming the validity of the consents and declaring that Aura’s Board consists of Ms. Lavut, Mr. Mann, Dr. Lempert, Mr. Douglas and Mr. Diaz-Versón, Jr. On July 8, 2019 the Court of Chancery entered final judgment in favor of the stockholder plaintiffs, confirming that (a) Ronald Buschur, Si Ryong Yu and William Anderson had been validly removed by the holders of a majority of the Company’s outstanding stock acting by written consent (b) Ms. Lavut, Mr. Mann and Dr. Lempert had been validly elected by the holders of a majority of the Company’s outstanding stock acting by written consent, and (c) the Company’s Board of Directors validly consists of Cipora Lavut, David Mann, Robert Lempert, Gary Douglas and Salvador Diaz-Versón, Jr. As a result of prior management’s unsuccessful opposition to this stockholders’ action filed in the Court of Chancery, such stockholders may be potentially entitled to recoup their litigation costs from the Company under Delaware’s corporate benefit doctrine and/or other legal provisions. To date, no final determination has been made as to the amount of recoupment, if any, to which such stockholders may be entitled.

NOTE 19 – SUBSEQUENT EVENTS

In fiscals 2013 through 2018, the Company issued notes payable to Robert Kopple and associated entities (collectively “Kopple”) in the aggregate of $5,607,323 (see Note 10). The notes were due in fiscal 2014 through fiscal 2018. As of February 28, 2022 and 2021, the outstanding balance of the Kopple notes payable and accrued interest amounted to $12,140,641 and $11,317,787, respectively. Kopple brought suit against the Company beginning in 2017 for repayment of the notes.

On March 14, 2022, the Company reached an agreement with Kopple to resolve all remaining litigation between them. Under the terms of the settlement, the Company agreed to pay Kopple an aggregate amount of $10,000,000, including $3,000,000 to be paid by June 8, 2022, and granted Koppel warrants exercisable into 3,331,664 shares of the Company’s common stock at a price of $0.85 per share. The fair value of the warrants is estimated to be $1,000,000, resulting in total consideration to Kopple of approximately $11,000,00. Pursuant to current accounting guidelines, the Company will only recognize any gain on the settlement of the Kopple notes and accrued interest of $12,140,161 upon completion of all settlement payments. As of June 8, 2022 and the date of this report, the Company has not yet paid the $3,000,000 installment due to Kopple. Pursuant to the agreement, the Company has 60 days to cure the nonpayment of the $3,000,000 default. The settlement provides for certain increases in the amount payable to Kopple and the right of such parties to enter judgment against the Company if the Company remains in uncured default in its payment obligations.

Subsequent to February 28, 2022, the Company issued 1,153,666 shares of common stock in exchange for cash proceeds of $346,100.