Form 10-Q
period 2022-05-31
AURA SYSTEMS INC
filed 2022-07-18
CIK 826253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding July 12, 2022
Common Stock, par value $0.0001 per share	87,095,770 shares

AURA SYSTEMS, INC.

i

ITEM 1. FINANCIAL STATEMENTS

AURA SYSTEMS, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	May 31, 2022	February 28, 2022
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$20,830	$150,217
Inventories	163,677	144,257
Prepaid and other current assets	202,571	255,453
Total current assets	387,078	549,927
Property and equipment, net	488,875	484,526
Operating lease right-of-use asset	956,292	1,000,467
Security deposit	132,996	159,595
Total assets	$1,965,241	$2,194,515

Liabilities and Shareholders’ Deficit
Current liabilities
Accounts payable (including $208,507 and $208,507 due to related party, respectively)	$1,980,475	$1,581,724
Accrued expenses (including $793,053 and $750,322 due to related party, respectively)	1,594,997	1,692,173
Customer advances	440,331	440,331
Notes payable, current portion	89,326	97,958
Convertible notes payable, current portion	1,402,971	1,402,971
Convertible note payable-related party, current portion	3,000,000	3,000,000
Notes payable-related parties, current portion	3,857,494	12,996,069
Operating lease liability, current portion	186,117	179,450
Derivative warrant liability	274,843	828,232
Total current liabilities	12,826,554	22,218,908

Notes payable	317,208	327,658
Note payable-related party	8,089,169	-
Operating lease liability	817,813	867,484
Total liabilities	22,050,744	23,414,050

Commitments and contingencies	-	-

Shareholders’ deficit
Common stock: $0.0001 par value; 150,000,000 shares authorized; 85,235,769 and 83,119,104 issued and outstanding at May 31, 2022 and February 28, 2022, respectively.	8,524	8,312
Additional paid-in capital	451,822,543	450,136,522
Accumulated deficit	(471,916,570)	(471,364,369)
Total shareholders’ deficit	(20,085,503)	(21,219,535)
Total liabilities and shareholders’ deficit	$1,965,241	$2,194,515

The accompanying notes are an integral part of these unaudited financial statements.

AURA SYSTEMS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	May 31, 2022	May 31, 2021
		(As Restated)
Net revenue	$6,309	$23,937
Cost of goods sold	13,425	49,311
Gross profit (loss)	(7,116)	(25,374)
Operating expenses:
Engineering, research and development (including $34,700 and $36,000 to related party, respectively)	166,798	80,595
Selling, general and administration	850,412	736,989
Total operating expenses	1,017,210	817,584
Loss from operations	(1,024,326)	(842,958)
Other income (expense):
Interest expense, net	(81,264)	(269,575)
Gain on debt settlement	-	4,292
Gain on extinguishment of PPP loans	-	75,104
Gain on extinguishment of derivative warrant liability, net	-	44,620
Change in fair value of derivative warrant liability	553,389	82,800
Net loss	$(552,201)	$(905,717)

Basic and diluted loss per share	$(0.01)	$(0.01)
Basic and diluted weighted-average shares outstanding	84,273,089	71,932,434

See accompanying notes to these unaudited financial statements.

AURA SYSTEMS, INC.

CONDENSED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(Unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Deficit
Balance, February 28, 2021 (As Restated)	71,103,009	$7,109	$446,249,272	$(467,372,506)	$(21,116,125)
Common shares issued for cash	1,865,333	186	282,815	-	283,001
Share-based compensation	-	-	163,218	-	163,218
Net loss	-	-	-	(905,717)	(905,717)
Balance, May 31, 2021 (unaudited) (As Restated)	72,968,342	$7,295	$446,695,305	$(468,278,223)	$(21,575,623)

Balance, February 28, 2022	83,119,104	$8,312	$450,136,522	$(471,364,369)	$(21,219,535)
Common shares issued for cash	2,116,665	212	634,548	-	634,760
Fair value of warrants issued for note settlement	-	-	1,051,473	-	1,051,473
Net loss	-	-	-	(552,201)	(552,201)
Balance, May 31, 2022 (unaudited)	85,235,769	$8,524	$451,822,543	$(471,916,570)	$(20,085,503)

See accompanying notes to these unaudited financial statements.

AURA SYSTEMS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	May 31, 2022	May 31, 2021
		(As Restated)

Net loss	$(552,201)	$(905,717)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation and amortization	18,222	772
Gain on extinguishment of PPP loan	-	(75,104)
Gain on extinguishment of derivative warrant liability, net	-	(44,620)
Change in fair value of derivative warrant liability	(553,389)	(82,800)
Gain on debt settlement	-	(4,292)
Share-based compensation	-	163,218
Changes in operating assets and liabilities:
Inventory	(19,420)	(30,363)
Prepaid and other current assets	52,882	23,452
Deposit	26,599	-
Operating lease right-of-use asset	44,176	40,383
Accounts payable and accrued expenses	244,321	108,392
Accrued interest on notes payable	59,321	268,817
Operating lease liability	(43,005)	7,149
Cash used in operating activities	(722,494)	(530,713)

Cash used in investing activities:
Purchase of property and equipment	(22,571)	(16,522)

Cash flows from financing activities:
Proceeds from issuance of common stock	634,760	283,000
Principal payments of notes payable	(19,082)	(30,000)
Proceeds from government assistance loans – PPP loan	-	91,235
Cash provided by financing activities	615,678	344,235

Net decrease in cash and cash equivalents	(129,387)	(203,000)
Cash and cash equivalents-beginning of period	150,217	390,702
Cash and cash equivalents-end of period	$20,830	$187,702
Cash paid for:
Interest	$38,692	$-
Income taxes	$-	$-

Supplemental schedule of non-cash transactions:
Fair value of warrants issued for note settlement	$1,051,473	$-

See accompanying notes to these unaudited financial statements.

AURA SYSTEMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Aura Systems, Inc., (“Aura”, the “Company”) a Delaware corporation, is engaged in the development, commercialization, and sale of products, systems, and components, using its patented and proprietary electromagnetic technology. Aura develops and sells AuraGen® axial flux mobile induction power systems to the industrial, commercial, and defense mobile power generation markets.

Basis of Presentation

The accompanying unaudited condensed financial statements as of and for the three months ended May 31, 2022 and 2021, have been prepared have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed financial statements reflect all adjustments of a normal recurring nature that are necessary for a fair presentation of the results for the periods presented. The Condensed Balance Sheet information as of February 28, 2022, was derived from the Company’s audited Financial Statements as of February 28, 2022, included in the Company’s Annual Report on Form 10-K filed with the SEC on June 21, 2022. These financial statements should be read in conjunction with that report. The results of operations for the period ended May 31, 2022, may not necessarily be indicative of the results that may be expected for the full fiscal year ending February 28, 2023.

The Company’s fiscal year ends on the last calendar day of February. Accordingly, the current fiscal year will end on February 28, 2023 and is referred to as “Fiscal 2023”. Our prior fiscal years ended February 28, 2022 and 2021, and are referred to as “Fiscal 2022” or “Fiscal 2021”.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. During the three-month period ended May 31, 2022, the Company reported a net loss of approximately $552,000 and used cash in operating activities of approximately $722,000, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s February 28, 2022, financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

During the next twelve months the Company intends to continue to attempt to increase the Company’s operations and focus on the sale of our AuraGen®/VIPER products both domestically and internationally and to add to our existing management team. In addition, the Company plans to source new suppliers for manufacturing operations, rebuild the engineering and sales teams, and to the extent appropriate, utilize third party contractors to support the operation. The Company anticipates being able to obtain new sources of funding to support these actions in the upcoming fiscal year.

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

Our primary source of revenue is the manufacture and delivery of generator sets used primarily in mobile power applications. Our principal sales channel is sales to a domestic distributor. In accordance with ASC 606, the Company recognizes revenue, net of discounts, for our generator sets at time of product delivery to the domestic distributor (i.e. point-in-time), which also corresponds to the passage of legal title to the customer and the satisfaction of our performance obligations to the customer.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reported periods. Significant estimates include assumptions made for inventory reserve, impairment testing of long-lived assets, the valuation allowance for deferred tax assets, assumptions used in valuing derivative liabilities, assumptions used in valuing share-based compensation, and accruals for potential liabilities. Amounts could materially change in the future. Actual results could differ from those estimates.

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

The following table sets forth by level, within the fair value hierarchy, the Company’s assets and liabilities at fair value as of May 31, 2022 and February 28, 2022:

	May 31, 2022
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative warrant liability	$-	$274,843	$-	$274,843
Total liabilities	$-	$274,843	$-	$274,843

	February 28, 2022
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative warrant liability	$-	$828,232	$-	$828,232
Total liabilities	$-	$828,232	$-	$828,232

The Company estimated the fair value of the derivative warrant liability using the Binomial Model.

Loss per share

The Company’s loss per share amounts have been computed based on the weighted-average number of shares of common stock outstanding for the period. Basic earnings (loss) per share is computed by dividing net earnings (loss) available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is computed by dividing net earnings (loss) available to common shareholders by the weighted average number of shares of common stock assuming all potential shares had been issued, and the additional shares of common stock were dilutive. Diluted earnings (loss) per share reflects the potential dilution, using the as-if-converted method for convertible debt, and the treasury stock method for options and warrants, which could occur if all potentially dilutive securities were exercised.

For the three-months ended May 31, 2022 and May 31, 2021, the calculations of basic and diluted loss per share are the same because potentially dilutive securities would have had an anti-dilutive effect. The potentially dilutive securities consisted of the following:

	May 31, 2022	May 31, 2021
Warrants	8,132,498	5,662,272
Options	5,059,769	5,290,001
Convertible notes	3,749,961	3,749,961
Total	16,942,228	14,702,234

Reclassifications

Certain prior period amounts have been reclassified to conform to the current year presentation. These reclassifications have no effect on the previously reported financial position, results of operations and cash flows (see Note 2).

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”). ASU 2020-06 reduces the number of accounting models for convertible debt instruments by eliminating the cash conversion and beneficial conversion models. As a result, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost as long as no other features require bifurcation and recognition as derivatives. For contracts in an entity’s own equity, the type of contracts primarily affected by this update are freestanding and embedded features that are accounted for as derivatives under the current guidance due to a failure to meet the settlement conditions of the derivative scope exception. This update simplifies the related settlement assessment by removing the requirements to (i) consider whether the contract would be settled in registered shares, (ii) consider whether collateral is required to be posted, and (iii) assess shareholder rights. ASU 2020-06 is effective March 1, 2024, for the Company and the provisions of this update can be adopted using either the modified retrospective method or a fully retrospective method. Early adoption is permitted and effective March 1, 2022, the Company early adopted ASU 2020-06 using the modified retrospective approach. The adoption of ASU 2020-06 did not have any impact on the Company’s financial statement presentation or disclosures.

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt — Modifications and Extinguishments (Subtopic 470-50), Compensation — Stock Compensation (Topic 718), and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (“ASU 2021-04”). ASU 2021-04 provides guidance as to how an issuer should account for a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option (i.e., a warrant) that remains equity classified after modification or exchange as an exchange of the original instrument for a new instrument. An issuer should measure the effect of a modification or exchange as the difference between the fair value of the modified or exchanged warrant and the fair value of that warrant immediately before modification or exchange and then apply a recognition model that comprises four categories of transactions and the corresponding accounting treatment for each category (equity issuance, debt origination, debt modification, and modifications unrelated to equity issuance and debt origination or modification). ASU 2021-04 is effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. An entity should apply the guidance provided in ASU 2021-04 prospectively to modifications or exchanges occurring on or after the effective date. The Company adopted ASU 2021-04 effective March 1, 2022. The adoption of ASU 2021-04 did not have any impact on the Company’s financial statement presentation or disclosures.

Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2016, FASB issued ASU No. 2016-13, Credit Losses - Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 requires entities to use a forward-looking approach based on current expected credit losses to estimate credit losses on certain types of financial instruments, including trade receivables. This may result in the earlier recognition of allowances for losses. ASU 2016-13 is effective for the Company beginning January 1, 2023, and early adoption is permitted. The Company does not believe the potential impact of the new guidance and related codification improvements will be material to its financial position, results

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission (the “SEC”) did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 2 – RESTATEMENT OF PREVIOUSLY ISSUED UNAUDITED CONDENSED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MAY 31, 2021

The unaudited condensed financial statements for the three months ended May 31, 2021 and certain balances as of February 28, 2021 have been restated. On May 31, 2022, our management determined the following:

●	that the Company erroneously did not recognize a derivative warrant liability associated with warrants issued by prior management in prior years that included a fundamental transaction provision that could give rise to an obligation to pay cash to the warrant holder. As such, the Company determined that the warrants fundamental transaction provision created a derivative liability pursuant to current accounting guidelines.

●	that the Company had issued common stock in exchange for a settlement of debt to a former employee during fiscal 2018 and had erroneously not accounted for it until Fiscal 2021.

●	that the Company had granted stock options during Fiscal 2021 which were erroneously not recorded.

The effects on the previously issued financial statements are as follows:

(A)	In Fiscal 2022, the Company recognized that previously issued warrants by prior management had characteristics of derivative liabilities. The Company determined the fair value of the warrant derivative liability, including its initial recording and revaluation for changes in fair value and expiring warrants, as of February 28, 2021, was $1,366,375, and recorded the liability and its associated expense as a prior period adjustment to Accumulated Deficit in the amount of $1,366,375. Additionally, the warrant derivative liability was revalued at May 31, 2021 and the net decrease in fair value of $127,420 was recorded as a reduction to the liability. The associated other income of $127,420 was recorded to the statement of operations and consisted of a gain for the decrease in fair value of $82,800 and a gain on expiring warrants of $44,620.

(B)	In Fiscal 2022, the Company recognized that during Fiscal 2021, the Company recorded the effect of issuing common stock for debt to a former employee when the issuance had occurred in Fiscal 2018. To correct the timing of recording the transaction, the Company calculated the gain on the extinguishment of debt as of the February 28, 2018, issuance date in the amount of $256,044 and recorded the gain as a prior period adjustment to Accumulated deficit. Additionally, the interest expense associated with the debt of $13,460 and gain on its extinguishment of $133,500 recorded in Fiscal 2021 were reversed out of the statement of operations. The resulting net impact of these prior period adjustments for the Fiscal 2022 beginning balance is a decrease to Additional paid-in capital of $136,004 and a corresponding $136,004 decrease in Accumulated deficit.

(C)	In Fiscal 2022, the Company recognized that certain stock options granted during Fiscal 2021 should have been fully or partially vested in the year of grant but had no share-based compensation expense recorded in Fiscal 2021. To correct the timing of the expense recognition, the Company computed the amount of expense associated with the vesting as of February 28, 2021 and recorded an additional $258,636 of share-based compensation expense to the statement of operations. The resulting net impact of these prior period adjustments for the Fiscal 2022 beginning balance is an increase to Additional paid-in capital of $258,636 and a corresponding $258,636 increase in Accumulated deficit. Additionally, in order to correct the timing of the expense recognition as it continued into Fiscal 2022, the Company recorded an additional $16,933 of share-based compensation expense to the statement of operations for the three-month period ended May 31, 2022.

(D)	In Fiscal 2022, the Company recognized that certain stock options granted during Fiscal 2021 were being recorded as payroll compensation expense in Fiscal 2022. Restatement item (C) noted above properly recognizes the amount and timing of the share-based compensation expense, which results in the need to reverse the payroll compensation recorded in Fiscal 2022. For the three-month period ended May 31, 2021, payroll compensation expense of $92,625 was reversed out of the statement of operations, and the associated liability in Accrued expenses was reduced by the same amount.

Reclassifications

(1)	In Fiscal 2021 and the three months ended May 31, 2021 (“Fiscal Q1 2022”), the Company presented interest accrued of $5,125 on its Economic Injury Disaster Loan as additional note payable principle. In the accompanying condensed financial statements, the Company has reclassified the cumulative accrued interest of $5,125 recorded in fiscal 2021 fiscal Q1 2022 from notes payable to accrued interest.

The following table presents the effect of the restatements and reclassifications on the Company’s previously issued balance sheet:

	As of May 31, 2021
	As Previously Reported	Adjustments	Reclassifications	As Restated	Notes
Accrued expenses (including accrued interest)	$1,529,273	$(92,625)	$5,125	$1,441,772	[D][1]
Note payable	246,360	-	(5,125)	241,235	[1]
Derivative warrant liability	-	1,238,955	-	1,238,955	[A]
Common stock	7,297	-	(2)	7,295
Additional paid-in capital	446,555,737	(136,004)	2	446,695,305	[B]
		258,636	-		[C]
		16,934			[C]
Accumulated deficit	$(466,992,328)	$(1,238,955)	$-	$(468,278,223)	[A]
		136,004	-		[B]
		(258,636)	-		[C]
		(16,934)	-		[C]
		92,626	-		[D]

The following table presents the effect of the restatements and reclassifications on the Company’s previously issued statement of operations:

	As of May 31, 2021
	As Previously Reported	Adjustments	Reclassifications	As Restated	Notes
Selling, general and administrative expense	$812,681	$16,934	$-	$736,989	[C]
		(92,626)	-		[D]
Gain on extinguishment of derivative warrant liability	-	44,620	-	44,620	[A]
Change in fair value of derivative warrant liability	-	82,800	-	82,800	[A]
Net loss	$(1,108,829)	$203,112	$-	$(905,717)

Net loss per share, basic and diluted	$(0.02)			$(0.01)

The following table presents the effect of the restatements on the Company’s previously issued statement of shareholder deficit:

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Deficit
Balance, February 28, 2021, as previously reported	71,107,442	$7,109	$446,126,640	$(465,883,499)	$(19,749,750)
Prior period revisions	-	-	122,632	(1,489,007)	(1,366,375)
Corrections of errors	(4,433)				-
Balance, February 28, 2021, as restated	71,103,009	$7,109	$446,249,272	$(467,372,506)	$(21,116,125)

Balance, May 31, 2021, as previously reported	72,972,775	$7,297	$446,555,737	$(466,992,328)	$(20,429,294)
Prior period revisions	-	(2)	122,634	(1,489,007)	(1,366,375)
Share-based compensation addition	-	-	16,934	-	16,934
Net loss reduction	-	-	-	203,112	203,112
Corrections of errors	(4,433)	-	-	-	-
Balance, May 31, 2021, as restated	71,103,009	$7,295	$446,695,305	$(468,278,223)	$(21,575,623)

The following table presents the effect of the restatements and reclassifications on the Company’s previously issued statement of cash flows:

	As of May 31, 2021
	As Previously Reported	Adjustments	Reclassifications	As Restated	Notes
Cash flows from operating activities:
Net loss	$(1,108,829)	$203,112	$-	$(905,717)	[A] [C] [D]
Gain on extinguishment of derivative warrant liability	-	(44,620)	-	(44,620)	[A]
Change in fair value of derivative warrant liability	-	(82,800)	-	(82,800)	[A]
Share-based compensation expense	146,284	16,934	-	163,218	[C]
Changes in working capital assets and liabilities:
Operating lease right-to-use asset	-	-	40,383	40,383
Accounts payable and accrued expenses	199,562	(92,626)	1,457	108,392		[1]
Accrued interest on notes payable	270,274	-	(1,457)	268,817		[1]
Operating lease liability	47,532	-	(40,383)	7,149

NOTE 3 – INVENTORIES

Inventories are valued at the lower of cost (first-in, first-out) or net realizable value, net of write downs, and consisted of the following:

	May 31, 2022	February 28, 2022
Raw materials	$158,256	$129,836
Work-in-process	5,421	14,421
Finished goods	-	-
Total inventory	$163,677	$144,257

NOTE 4 – PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets consisted of the following:

	May 31, 2022	February 28, 2022
Prepaid annual software licenses	$86,771	$94,907
Prepaid commissions	78,990	73,390
Vendor advances	6,500	35,500
Other prepaid expenses	30,311	51,656
Total other current assets	$202,571	$255,453

NOTE–5 - PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	May 31, 2022	February 28, 2022
Leasehold improvements	$56,530	$56,530
Machinery and equipment	276,762	276,762
Vehicle	96,334	96,334
Computer equipment	72,642	59,816
Furniture and fixtures	20,337	10,592
	522,605	500,034
Less accumulated depreciation and amortization	(33,730)	(15,508)
	$488,875	$484,526

Depreciation expense for the three months ended May 31, 2022 and 2021 was $18,222 and $772, respectively:

NOTE 6 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable consisted of the following:

	May 31, 2022	February 28, 2022

Convertible notes payable	$1,402,971	$1,402,971
Non-current	-	-
Current	$1,402,971	$1,402,971

In Fiscal 2013 and 2014, the Company issued six convertible notes payable in the aggregate of $4,000,000. As of May 31, 2022 and February 28, 2022, the outstanding balance of the convertible notes payable amounted to $1,402,971. The notes are unsecured, bear interest at 5% per annum and are convertible to shares of common stock at a conversion price of $1.40 per share, as adjusted. The notes were originally due in 2014 to 2017, and were all amended in 2018 and the maturity date for all the notes was changed to January 11, 2023.

At May 31, 2022 and February 28, 2022, accrued interest on convertible notes payable totaled $301,713 and $284,063, respectively, and is included in accrued expenses (See Note 10).

NOTE 7 – CONVERTIBLE NOTE PAYABLE-RELATED PARTY

Convertible note payable – related party consisted of the following:

	May 31, 2022	February 28, 2022

Convertible note payable	$3,000,000	$3,000,000
Non-current	-	-
Current	$3,000,000	$3,000,000

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

At May 31, 2022 and February 28, 2022, accrued interest on convertible notes payable-related party totaled $600,719 and $562,911, respectively, and is included in accrued expenses (See Note 10).

NOTE 8 – NOTES PAYABLE

Notes payable consisted of the following:

	May 31, 2022	February 28, 2022
Secured notes payable
(a) Note payable-EID loan	$150,000	$150,000
(b) Notes payable-vehicles and equipment	246,534	256,616

Unsecured notes payable
(c) Note payable-other	10,000	10,000
Total	$406,534	$425,616
Non-current	317,208	327,658
Current	89,326	97,958

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

(b) Notes payable-vehicle and equipment

During Fiscal 2022, the Company purchased two pieces of equipment and a vehicle for $329,297 as a part of its efforts to expand its operations and research and development capacities. The Company made down payments aggregating $41,300 with the balance financed by two notes payable aggregating $287,997. The notes are secured by the equipment and vehicle purchased. One note is due in 36 equal monthly payments of approximately $6,100 each, including interest at 2.9% per annum. The second note is due in 72 equal monthly payments of approximately $1,500 each, including interest at 10.9% interest per annum. As of May 31, 2022 and February 28, 2022, the balance of the notes was $246,534 and $265,616, respectively.

(c) Other notes payable

Demand promissory notes as of May 31, 2022 and February 28, 2022 are for one individual issued in September 2015 that is payable on demand with an interest rate of 10% per annum.

NOTE 9 – NOTES PAYABLE-RELATED PARTIES

Notes payable-related parties consisted of the following:

	May 31, 2022	February 28, 2022
Unsecured notes payable
(a) Notes payable-Koppel (prior to restructuring)	$-	$5,607,323
Accrued interest-Koppel (prior to restructuring)	-	6,533,318
Note payable-Kopple (restructured)	11,089,169	-
Subtotal-Koppel	11,089,169	12,140,641

(b) Note payable- Gagerman	82,000	82,000
Accrued interest-Gagerman	75,494	73,428
Subtotal-Gagerman	157,494	155,428

(c) Note payable-Jiangsu Shengfeng	700,000	700,000

Total	$11,946,663	$12,996,069
Non-current	8,089,169	-
Current	$3,857,494	$12,996,069

(a) Kopple Notes

In fiscals 2013 through 2018, the Company issued notes payable to Robert Kopple and associated entities (collectively “Kopple”) in the aggregate of $6,107,323. Robert Kopple is the former Vice-Chairman of the Company’s Board of Directors and is a current shareholder in the Company. The notes were unsecured, bear interest at rates ranging from 5% and 15% per annum, and were due in fiscal 2014 through fiscal 2018. Kopple brought suit against the Company beginning in 2017 for repayment of the notes.

At February 28, 2022, the accrued interest due to Kopple totaled $6,533,318. Due to its significance, the balance of accrued interest is added to the note payable principal for presentation on the accompanying balance sheet as of February 28, 2022. As of February 28, 2022, the outstanding balance of the Kopple notes payable and accrued interest amounted to $12,140,641.

On March 14, 2022, the Company reached an agreement with Kopple to resolve all remaining litigation between them, including all amounts owed to Kopple under the notes. Under the terms of the settlement, the Company agreed to issue a new note and pay Kopple an aggregate amount of $10,000,000, including $3,000,000 to be paid in June 2022, which was subsequently extended to July 2022 (see Note 16), and granted Koppel warrants exercisable into 3,331,664 shares of the Company’s common stock at a price of $0.85 per share. The Company used a Black-Scholes model to compute the fair value of the warrants which is estimated to be $1,051,473. The settlement provides for certain increases in the amount payable to Kopple and the right of such parties to enter judgment against the Company if the Company remains in uncured default in its payment obligations.

The Company assessed the settlement with Kopple under ASC 470 and determined that the guidance under troubled debt restructuring should apply. Per ASC 470-60, the carrying value of the restructured note remains the same as before the restructuring, reduced only by the fair value of the warrants issued in connection with the transaction. The Company determined that the future undiscounted cash flows of the restructured new Kopple note exceeded the carrying value, and accordingly, no gain was recognized, and no adjustment was made to the carrying value of the debt, other than the adjustment for the fair value of the warrants. Interest expense on the new Kopple note will be computed using a new effective rate that equates the present value of the future cash payments specified by the new terms with the carrying value of the debt.

(b) Note payable-Gagerman

In April 2014, the Company issued a note payable to Gagerman, former CEO and CFO of the Company, for $82,000. The note is an unsecured demand note and bears interest at a rate of 10% per annum. At May 31, 2022 and February 28, 2022, accrued interest on notes payable-Gagerman totaled $75,494 and $73,428, respectively, and is added to the note principal for presentation on the accompanying balance sheets. As of May 31, 2022 and February 28, 2022, the outstanding balance of the Gagerman notes payable and accrued interest amounted to $157,494 and $155,428, respectively.

(c) Jiangsu Shengfeng Note

On November 20, 2019, the Company reached an agreement with its joint venture partner Jiangsu Shengfeng regarding the return of $700,000 that had been advanced to the Company, and the Company issued a non-interest-bearing promissory note for $700,000 to be paid over a 11-month period beginning March 15, 2020, through February 15, 2021. As of May 31, 2022 and February 28, 2022, the principal due was $700,000.

NOTE 10 – ACCRUED EXPENSES

Accrued expenses consisted of the following:

	May 31, 2022	February 28, 2022

Accrued payroll and related expenses	$421,683	$431,597
Accrued interest-convertible notes payable	301,713	284,063
Accrued interest-convertible notes payable related party	600,719	562,911
Accrued interest-notes payable	19,934	36,541
Other accrued expenses	250,948	377,061
	$1,594,997	$1,692,173

As of May 31, 2022 and February 28, 2022, accrued expenses includes accrued interest, accrued payroll and accrued consulting fees in the aggregate of $793,053 and $750,322, respectively, which are due to officers and shareholders and are considered related party transactions.

NOTE 11 – LEASES

Our administrative, and production operations including warehousing, are housed in an approximately 18,000 square foot facility in Lake Forest, California. The Lake Forest lease is for 66-months effective February 2021 through August 31, 2026. The initial monthly base rental rate was approximately $22,000 per month and escalates 3% each year to approximately $26,000 per month in 2026. The lease liability was determined by discounting the future lease payments under the lease terms using a 10% per annum discount rate to arrive at the current lease liability.

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

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

	Three-Months ended May 31, 2022	Three-Months ended May 31, 2021
Lease Cost
Operating lease cost (included in general and administration in the Company’s statement of operations)	$69,715	$69,715

Other Information
Cash paid for amounts included in the measurement of lease liabilities	$68,544	$22,183
Weighted average remaining lease term – operating leases (in years)	4.25	5.25
Average discount rate – operating leases	10.0%	10.0%

The supplemental balance sheet information related to leases for the period is as follows:

At May 31, 2022
Operating leases
Long-term right-of-use assets	$956,292

Short-term operating lease liabilities	$186,117
Long-term operating lease liabilities	817,813
Total operating lease liabilities	$1,003,930

Maturities of the Company’s lease liability is as follows:

Operating Lease
Years Ending February 28:
2023 (9 months remaining)	$205,632
2024	282,396
2025	290,868
2026	299,604
2027	154,296
Total lease payments	1,232,796
Less: Imputed interest/present value discount	(228,866)
Present value of lease liabilities	$1,003,930

NOTE 12 – DERIVATIVE WARRANT LIABILITY

In prior years the Company issued warrants that include a fundamental transaction provision that could give rise to an obligation to pay cash to the warrant holder. The Company determined that the warrants do not satisfy the criteria for classification as equity instruments due to the existence of the cash settlement feature that is not within the sole control of the Company, and the warrants are accounted for as liabilities in accordance with ASC 815. The fair value of the warrants is remeasured at each reporting period, and the change in the fair value is recognized in earnings in the accompanying statements of operations. The warrant liability will ultimately be converted into the Company’s equity when the warrants are exercised, or will be extinguished on the expiration of the outstanding warrants.

The following tables summarize the derivative warrant liability:

	May 31, 2022	February 28, 2022
Stock price	$0.298	$0.41
Risk free interest rate	2.1%	1.0%
Expected volatility	165%	170%
Expected life in years	0.73	0.98
Expected dividend yield	0%	0%
Number of warrants	4,800,834	4,800,834
Fair value of derivative warrant liability	$274,843	$828,232

	Number of Derivative Warrants Outstanding	Fair Value of Derivative Warrant Liability
February 28, 2022	4,800,834	$828,232
Change in fair value of derivative warrant liability	-	(553,389)
Gain on extinguishment on expiration of warrants	-	-
May 31, 2022	4,800,834	$274,843

NOTE 13 – STOCKHOLDERS’ DEFICIT

Common Stock

During the three-months ended May 31, 2022, the Company issued 2,116,665 shares of common stock for approximately $635,000 in cash. During the three-months ended May 31, 2021 the Company issued 1,865,333 shares of common stock for approximately $283,000.

Stock Options

A summary of the Company’s stock option activity for the three-months ended May 31, 2022 is as follows:

	Number of Options	Exercise Price	Weighted Average Intrinsic Value
Outstanding, February 28, 2022	5,059,769	$0.53	$360,000
Granted	-	-	-
Exercised	-	-	-
Cancelled	-	-	-
Outstanding, May 31, 2022	5,059,769	$0.53	$112,500

The exercise prices and information related to options under the 2011 Plan outstanding on May 31, 2022 is as follows:

Range of Exercise Price	Stock Options Outstanding	Stock Options Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price of Options Outstanding	Weighted Average Exercise Price of Options Exercisable
$0.25 to $1.40	5,059,769	5,059,769	3.00	$0.53	$0.53

The Company granted no stock options under its stock option 2011 Plan for the three-month period ended May 31, 2022 and the three-month period ended May 31, 2021. As a result of stock options granted during the Fiscal 2021 year, the Company recognized $163,218 in share-based compensation expense related to the fair value of vested stock options in the three-month period ended May 31, 2021.

Warrants

A summary of the Company’s warrant activity for the three-months ended May 31, 2022 is as follows:

	Number of Warrants	Exercise Price
Outstanding, February 28, 2022	4,800,834	$1.40
Granted	3,331,664	0.85
Exercised	-	-
Cancelled	-	-
Outstanding, May 31, 2022	8,132,498	$1.17

There was no intrinsic value as of May 31, 2022, as the exercise prices of these warrants were greater than the market price of the Company’s stock. The exercise prices and information related to the warrants as of May 31, 2022 is as follows:

Range of Exercise Price	Stock Warrants Outstanding	Stock Warrants Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price of Warrants Outstanding	Weighted Average Exercise Price of Warrants Exercisable
$0.85 to $1.40	8,132,498	8,132,498	3.21	$1.17	$1.17

During March 2022, the Company reached a settlement agreement with its former Director, Robert Kopple who had been in litigation with the Company over unpaid notes payable and accrued interest since 2017 (See Note 9). As a part of the settlement, the Company issued to Mr. Kopple 3,331,664 warrants to purchase the Company’s common stock (the “Kopple Warrants”) with a term of 7 years and at an exercise price of $0.85 per share. The Company determined the fair value of the Kopple Warrants was $1,051,473 using a Black-Scholes model using the assumptions as set forth in the table below:

Warrants Issued During the Three-Months Ended May 31, 2022
Exercise Price	$0.85
Share Price	$0.317
Volatility %	225%
Risk-Free Rate	1.98%
Expected Term (yrs)	7.0
Dividend Rate	0%

NOTE 14 – RELATED PARTY TRANSACTIONS

As of May 31, 2022 and February 28, 2022, Bettersea LLC (“Bettersea”) was an 10.8% and 11.0%, respectively, shareholder in the Company. For the three-months ended May 31, 2022 and May 31, 2021, the Company incurred total fees to Bettersea of $34,700 and $36,000, respectively, for various consulting services. As of May 31, 2022 and February 28, 2022, a total of $216,507 and $218,507, respectively, was due to Bettersea and included in accounts payable and accrued expenses.

NOTE 15 – CONTINGENCIES

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

In 2017, the Company’s former COO was awarded approximately $238,000 in accrued salary and related charges by the California labor board. In August 2021, the Company reached a settlement by which the Company agreed to pay approximately $330,000, representing the principal award plus accrued interest. As of the time of this filing, the Company has paid approximately $134,900 toward the settlement amount. The remaining balance of approximately $195,100, included in accrued expenses, is to be paid no later than September 1, 2022 and accrues interest of 10% per annum until paid.

Since July 2017 the Company has been engaged in litigation with a former director, Robert Kopple, relating to more than $13 million and the current equivalent of the approximately 23 million warrants, exercisable for seven years at a price of $0.10 per share, which Mr. Kopple and his affiliated entities (collectively the “Kopple Parties”) claimed should have been originally issued to them pursuant to various agreements with the Company entered to between 2013-2016. In March 2022, the Company reached a settlement with the Kopple Parties that resolves all claims asserted against the Company without any admission, concession or finding of any fault, liability or wrongdoing on the part of the Company. Under the terms of the settlement, the Company has agreed to pay an aggregate amount of $10 million over a period of seven years; $3 million of which was originally to be paid in June 2022 and subsequently extended to July 2022 (see Note 16), after which, interest will accrue on the unpaid balance at a rate of 6%, compounded annually. All amounts, including all accrued interest, are to be paid no later than eight years from the date of the initial payment. The Kopple Parties have also received seven-year warrants to purchase up to an aggregate of approximately 3.3 million shares of our common stock at a price of $0.85 per share. The settlement also provides for standard mutual general release provisions and includes customary representations, warranties, and covenants, including certain increases in the amount payable to the Kopple Parties and the right of such parties to enter judgment against the Company if the Company remains in uncured default in its payment obligations under the settlement.

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

NOTE 16 – SUBSEQUENT EVENTS

In March 2022, the Company reached a settlement agreement with Kopple (see Note 9) to settle certain debt and accrued interest totaling $12,140,641 for $10,000,000, including $3,000,000 due on or before June 28, 2022, and the issuance of warrants exercisable into 3,331,664 shares of the Company’s common stock. In June 2022, the Company entered into an amendment to the settlement agreement with Kopple (the “Amendment”). Pursuant to the Amendment, the Company agreed to pay an extension fee and make a partial payment towards the $3,000,000 installment. For the additional consideration and the partial payment, Kopple agreed to extend the due date for the balance of the installment to July 2022. In June 2022, the Company made a partial payment of the first installment and as of the date of this report, has not yet paid the full balance of the $3,000,000 due to Kopple.

In July 2022, Melvin Gagerman, our former CEO and CFO, brought suit against the Company relating to a 2014 unsecured demand note in the original amount of $82,000. With interest, Gagerman claims to now be owed a total of approximately $150,000. The Company disputes that this note is presently enforceable against the Company and that the demanded amount is owed to Gagerman.

Subsequent to May 31, 2022, the Company issued 1,860,001 shares of common stock in exchange for cash proceeds of approximately $558,000.

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

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include the following:

●	Our ability to generate positive cash flow from operations;

●	Our ability to obtain additional financing to fund our operations;

●	The impact of economic, political and market conditions on us and our customers;

●	The impact of unfavorable results of legal proceedings;

●	Our exposure to potential liability arising from possible errors and omissions, breach of fiduciary duty, breach of duty of care, waste of corporate assets and/or similar claims that may be asserted against us;

●	Our ability to compete effectively against competitors offering different technologies;

●	Our business development and operating development;

●	Our expectations of growth in demand for our products; and

●	Other risks described under the heading “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and those risks discussed in our other filings with the Securities and Exchange Commission, including those risks discussed under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended February 28, 2022, issued on June 21, 2022 (as the same may be updated from time to time in subsequent quarterly reports), which discussion is incorporated herein by this reference.

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

In Fiscal 2020 stockholders of the Company successfully removed Ronald Buschur, William Anderson and Si Ryong Yu from the Company’s Board of Directors and elected Ms. Cipora Lavut, Mr. David Mann and Dr. Robert Lempert as directors of the Company in their stead. See Item 3, Legal Proceedings for more information. Also, in Fiscal 2020, Melvin Gagerman –– Aura’s CEO and CFO since 2006 –– was replaced. In July 2019 Ms. Lavut succeeded Mr. Gagerman as President and Mr. Mann succeeded Mr. Gagerman as CFO. Dr. Lempert was appointed as Secretary of the Company by the Board of Directors also in July 2019. In the second half of Fiscal 2020, the Company began significantly increasing its engineering, manufacturing and marketing activities. From July 8, 2019 through the end of Fiscal year 2022 (February 28, 2022), we shipped more than 140 units to customers (more than a ten-fold increase over Fiscal 2019). Although our operations were impacted in Fiscal 2022 and Fiscal 2021 by the COVID-19 pandemic, during these periods we continued to expand our engineering and manufacturing capabilities. See “Item 1. Business. Impact of the COVID-19 Pandemic” included in our Annual Report on Form 10-K for fiscal 2022 for information regarding the impact of COVID-19 on our operations. Our engineering, research and development costs for the three months ended May 31, 2022 and the three months ended May 31, 2021 were approximately $155,000 and $81,000, respectively. During the three months ended May 31, 2021, we relocated all administrative offices and operations to a new state-of-the-art facility consisting of approximately 18,000 square feet in Lake Forest, California. This new facility is wholly occupied by Aura.

During Fiscal 2018 and Fiscal 2019, the Company’s engineering, manufacturing, sales, and marketing activities were reduced while we focused on renegotiating numerous financial obligations. During this time, the Company’s agreements with numerous customers, third party vendors, and organizations and entities material to the operation of the Company business were canceled, delayed or terminated. During Fiscal 2018, the Company successfully restructured in excess of $30 million of debt. Robert Kopple, our former Vice Chairman of the Board, was the only significant unsecured note holder that did not executed formal agreements regarding the restructure of his debt. See “Item 3. Legal Proceedings” included in our Annual Report on Form 10-K for Fiscal 2022 filed with the SEC on June 21, 2022 and Part II, Other Information Item 1, contained in this Quarterly Report for information regarding the dispute and settlement with Mr. Kopple regarding these transactions. In March 2022, the Company reached a settlement that resolves the various claims asserted against us by Mr. Kopple and his affiliated entities (collectively the “Kopple Parties”). Under the terms of the settlement, we have agreed to pay an aggregate amount of $10 million over a period of seven years; $3 million of which is to be paid within approximately four months of the settlement date, after which, interest will accrue on the unpaid balance at a rate of 6%, compounded annually. All amounts, including all accrued interest, are to be paid no later than eight years from the date of the initial payment. The Kopple Parties have also received seven-year warrants to purchase up to an aggregate of approximately 3.3 million shares of our common stock at a price of $0.85 per share. The settlement also provides for standard mutual general release provisions and includes customary representations, warranties, and covenants, including certain increases in the amount payable to the Kopple Parties and the right of such parties to enter judgment against the Company if the Company remains in uncured default in its payment obligations under the settlement.

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

Impact of COVID-19

The COVID-19 global pandemic has negatively affected the global economy, disrupted global supply chains, and created extreme volatility and disruptions to capital and credit markets in the global financial markets. We began to see the impact of COVID-19 during our fourth quarter of Fiscal 2020 with our Chinese joint venture’s manufacturing facilities being required to close and many of our customers suspending their own operations due to the COVID-19 pandemic. As a result, net sales and production levels during the fourth quarter of Fiscal 2020, the entirety of Fiscal 2021, Fiscal 2022 and the first quarter of Fiscal 2023 were significantly reduced, thus impacting our results of operations during these quarters.

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

The extent of the impact of the COVID-19 pandemic on our business, financial results and liquidity will depend largely on future developments, including the duration of the spread of the COVID-19 outbreak within the U.S. and globally, the impact on capital and financial markets and the related impact on our customers, especially in the commercial vehicle markets. These future developments are outside of our control, are highly uncertain, and cannot be predicted. If the impact is prolonged, then it can further increase the difficulty of planning for operations and may require us to take further actions as it relates to costs and liquidity. These and other potential impacts of the COVID-19 pandemic have adversely impacted our results for the entirety of Fiscal 2021 and Fiscal 2022, the first quarter of fiscal year 2023, and could be impactful for the balance of Fiscal 2023.

Going Concern

During the three-month period ended May 31, 2022, the Company reported a net loss of approximately $552,000 and used cash in operating activities of approximately $722,000, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s February 28, 2022, financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

During the next twelve months we intend to continue to attempt to increase the Company’s operations and focus on the sale of our AuraGen®®/VIPER products both domestically and internationally and to add to our existing management team. In addition, we plan to source new suppliers for manufacturing operations, rebuild the engineering and sales teams, and to the extent appropriate, utilize third party contractors to support the operation. We anticipate being able to obtain new sources of funding to support these actions in the upcoming fiscal year.

Results of Operations

Three months ended May 31, 2022 compared to three months ended May 31, 2021

Net revenue was approximately $6,300 for the three-months ended May 31, 2022 (“Fiscal Q1 2023”) compared to approximately $23,900 for the three-months ended May 31, 2021 (“Fiscal Q1 2022”). During Fiscal Q1 2023, we delivered 1 generator unit as compared to 3 units delivered in the same quarter in the prior year. Revenues continue to be negatively impacted by both the COVID-19 pandemic, as well as a generally low level of resources. We cannot project with confidence the timing or amount of revenue that we can expect despite improvements in the pandemic being under more control globally including a successful rollout of the vaccine programs. To increase revenues which were impacted by the economic effects of the pandemic, the Company needs to augment its marketing and sales efforts substantially. As the Company’s focus has been on new product engineering and development, the current limited resources prevent executing the increased selling efforts in the near term.

Cost of goods sold was approximately $13,400 in Fiscal Q1 2023 compared to approximately $49,300 in Fiscal Q1 2022. This resulted in a gross loss of approximately $7,100, or a gross margin loss of 113%, and approximately $25,400 gross loss and a gross margin loss of 106%, in Fiscal Q1 2023 and Fiscal Q1 2022, respectively. The gross loss and related gross margin loss for both the three-month periods were largely influenced by the low volume of shipments in each quarter which reduced our ability to fully absorb fixed operating costs including higher operating costs related to the new facility.

Engineering, research and development expenses were approximately $167,000 in Fiscal Q1 2023, compared to approximately $81,000 in the Fiscal Q1 2022, or an increase of 107%. Fiscal Q1 2022 began to see higher level of costs than several of the prior years as the Company restarted its new product development program beginning with the development of a new electronic control unit (“ECU”). Fiscal Q1 2023 reflects the continuation of the increased development program, including costs for engineering several new designs as well as increased testing.

Selling, general and administration (“SG&A”) expense increased by approximately $113,400 or 15% to approximately $850,400 in the Fiscal Q1 2023 period from approximately $737,000 in the Fiscal Q1 2022 period. The increase during Fiscal Q1 2023 was principally associated with (i) higher legal costs of $220,700 related to the settlement of the Kopple litigation, (ii) additional salary expense of $76,500, including the addition of the Company’s Chief Financial Officer and (iii) all other expense net increases of approximately $18,900, partially offset by a reduction of approximately $163,200 in share-based compensation costs related to the vesting options granted in fiscal 2020 and a net reduction of approximately $39,500 in selling expenses which included the write-off of deferred sales compensation costs determined not to be recoverable in Fiscal Q1 2022 period.

Interest expense in Fiscal Q1 2023 decreased approximately $188,300 or 70%, to approximately $81,800 from approximately $269,600 in the Fiscal Q1 2022 period due principally to the settlement of the Kopple litigation which resulted in the conversion of the Kopple notes payable into a new note. The new note does not begin to accrue interest until July 2022.

Other income in the Fiscal Q1 2023 period was approximately $553,400 which represents the favorable change in the fair value of the derivative warrant liability for the three-months, measured as of May 31, 2022. Comparatively, the revaluation of the derivative warrant liability in Fiscal Q1 2022, measured as of May 31, 2021, resulted in a favorable change in the fair value of approximately $82,800 for the three-month period. Fiscal Q1 2022 also included a gain on the extinguishment of derivative liability of $44,620 associated with warrants that expired during the three-month period. In addition, Fiscal Q1 2022 included an approximately $75,100 gain on extinguishment of debt in connection with the forgiveness of 100% of the principal and accrued interest related to the initial PPP loan obtained by the Company in April 2020.

Net loss for the three-month period of Fiscal Q1 2023 decreased by approximately $353,500, to a loss of approximately $552,200 from a restated net loss of approximately $905,700 in the three-month period of Fiscal Q1 2022. This was attributed to (i) additional net gain related to derivative liability valuation of approximately $426,000 and (ii) less interest expense of approximately $188,300, which were partially offset by (i) increased operating loss of $181,400 and (ii) a $75,100 gain on forgiveness of debt, and (iii) an approximately $4,300 gain on debt settlement.

Liquidity and Capital Resources

For the three-month period ended May 31, 2022, we recorded a net loss of approximately $552,200 and used cash in operations of approximately $722,500 and at May 31, 2022, had a stockholders’ deficit of approximately $20.1 million. These conditions raise substantial doubt regarding our ability to continue as a going concern for a period of at least one year from the date of issuance of these financial statements. In addition, the Company’s independent registered public accounting firm, in their report on the Company’s February 28, 2022, audited financial statements, raised substantial doubt about the Company’s ability to continue as a going concern.

The net loss of approximately $552,200 in Fiscal Q1 2023 as compared to the Fiscal Q1 2022 restated net loss of approximately $905,700 was due to Fiscal Q1 2023 having a significantly higher non-cash benefit from the change in fair value of the derivative warrant liability and substantially lower interest expense, partially offset by an increased operating loss, as noted above. A significant factor in both periods contributing to the negative operating cash flows is the low level of operating activities caused principally by the COVID-19 pandemic. As a result of the impacts of the COVID-19 pandemic, we may be required to raise additional capital and our access to and cost of financing will depend on, among other things, global economic conditions, conditions in the global financing markets, the availability of sufficient amounts of financing, and our future prospects.

 At May 28, 2022, we had cash of approximately $20,800, compared to cash of approximately $150,200 at February 28, 2022. Subsequent to May 31, 2022, the Company issued 1,490,000 shares of common stock in exchange for cash proceeds of approximately $446,900. Working capital deficit at May 21, 2022 was a $12.4 million deficit as compared to an $21.7 million deficit at February 28, 2022. The primary reason for the decrease in the deficit was the reclassification of approximately $8.1 million in notes payable-related party, including accrued interest, related to Kopple from current liabilities to long-term. The reclassification resulted from the Company reaching an agreement with Mr. Robert Kopple, a related party note holder, to resolve all litigation between the parties related to notes payable and accrued interest carried at a value of $12.1 million as of February 28, 2022. At May 31, 2022 and February 28, 2022, we had no accounts receivable.

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

In March 2022, the Company reached a settlement with the Kopple Parties that resolves all claims asserted against the Company without any admission, concession or finding of any fault, liability or wrongdoing on the part of the Company. Under the terms of the settlement, we have agreed to pay an aggregate amount of $10 million over a period of seven years; $3 million of which was originally to be paid in June 2022, and subsequently extended to July 2022, after which, interest will accrue on the unpaid balance at a rate of 6%, compounded annually. All amounts, including all accrued interest, are to be paid no later than eight years from the date of the initial payment. The Kopple Parties have also received seven-year warrants to purchase up to an aggregate of approximately 3.3 million shares of our common stock at a price of $0.85 per share. The settlement also provides for standard mutual general release provisions and includes customary representations, warranties, and covenants, including certain increases in the amount payable to the Kopple Parties and the right of such parties to enter judgment against the Company if the Company remains in uncured default in its payment obligations under the settlement. As of the date of this report, the Company has not yet paid the full $3,000,000 installment due to Kopple; having only made a partial payment in June 2022.

We consider the transactions described above with Mr. Kopple to be related party transactions.

See “Item 3. Legal Proceedings” and “Part IV, Item 15, Note 19 to the Financial Statements” included in the Company’s Annual Report on Form 10-K filed with the SEC on June 21,2022 for information regarding the dispute and settlement with Mr. Kopple regarding these transactions.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide disclosure under this Item 3.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Securities and Exchange Act of 1934 Rules 13a-15(f). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of May 31, 2022. As of May 31, 2022, management’s assessment identified the following material weaknesses in the Company’s internal control over financial reporting: (1) ineffective controls over transactions for debt issuances to provide for review of all terms in a timely and accurate manner, to ensure reporting is in conformity with generally accepted accounting principles and properly reflected in the financial results; and (2) ineffective controls over transactions for issuances of common stock, options, and warrants to provide for review of all terms in a timely and accurate manner, to ensure reporting is in conformity with generally accepted accounting principles and properly reflected in the financial results.

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

The Company continues to remediate the findings contained in our Annual Report on Form 10-K, for the fiscal year ended February 28, 2022, issued on June 21, 2022.

Changes in Internal Control over Financial Reporting

There have been no other changes in our internal control over financial reporting during our fiscal quarter ended May 31, 2022, not previously identified in our Annual Report on Form 10-K, for the fiscal year ended February 28, 2022 and issued on June 21, 2022 which have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

In 2017, the Company’s former COO was awarded approximately $238,000 in accrued salary and related charges by the California labor board. In August 2021, the Company reached a settlement by which the Company agreed to pay approximately $330,000, representing the principal award plus accrued interest. As of the time of this filing, the Company has paid approximately $134,900 toward the settlement amount. The remaining balance of approximately $195,100 is to be paid no later than September 1, 2022, and accrues interest of 10% per annum until paid.

Since July 2017 the Company has been engaged in litigation with a former director, Robert Kopple, relating to more than $13 million and the current equivalent of the approximately 23 million warrants, exercisable for seven years at a price of $0.10 per share, which Mr. Kopple and his affiliated entities (collectively the “Kopple Parties”) claimed should have been originally issued to them pursuant to various agreements with the Company entered to between 2013-2016. In March 2022, the Company reached a settlement with the Kopple Parties that resolves all claims asserted against the Company without any admission, concession or finding of any fault, liability or wrongdoing on the part of the Company. Under the terms of the settlement, we have agreed to pay an aggregate amount of $10 million over a period of seven years; $3 million of which was originally to be paid in June 2022, and subsequently extended to July 2022, after which, interest will accrue on the unpaid balance at a rate of 6%, compounded annually. All amounts, including all accrued interest, are to be paid no later than eight years from the date of the initial payment. The Kopple Parties have also received seven-year warrants to purchase up to an aggregate of approximately 3.3 million shares of our common stock at a price of $0.85 per share. The settlement also provides for standard mutual general release provisions and includes customary representations, warranties, and covenants, including certain increases in the amount payable to the Kopple Parties and the right of such parties to enter judgment against the Company if the Company remains in uncured default in its payment obligations under the settlement. As of the date of this report, the Company has not yet paid the full $3,000,000 installment due to Kopple; having made a partial payment in June 2022.

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

In July 2022, Melvin Gagerman, our former CEO and CFO, brought suit against the Company relating to a 2014 unsecured demand note in the original amount of $82,000. With interest, Gagerman claims to now be owed a total of approximately $150,000. The Company disputes that this note is presently enforceable against the Company and that the demanded amount is owed to Gagerman.

ITEM 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A, “Risk Factors,” of the Company’s Fiscal 2022 Annual Report on Form 10-K issued on June 21, 2022.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three-months ended May 31, 2022, we issued 2,116,665 shares of common stock for cash proceeds of approximately $635,000. The proceeds from the sale were used for general working capital purposes.

ITEM 3. Defaults Upon Senior Securities.

None

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

Date: July 18, 2022	AURA SYSTEMS, INC.
(Registrant)

	By:	/s/ Cipora Lavut
Cipora Lavut
President