Form 10-Q
period 2022-11-30
AURA SYSTEMS INC
filed 2023-01-13
CIK 826253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding January 5, 2023
Common Stock, par value $0.0001 per share	93,058,953 shares

AURA SYSTEMS, INC.

i

ITEM 1. FINANCIAL STATEMENTS

AURA SYSTEMS, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	November 30, 2022	February 28, 2022
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$233,896	$150,217
Inventories	168,759	144,257
Prepaid and other current assets	182,329	255,453
Total current assets	584,984	549,927
Property and equipment, net	481,400	484,526
Operating lease right-of-use asset	864,359	1,000,467
Security deposit	159,595	159,595
Total assets	$2,090,338	$2,194,515

Liabilities and Shareholders’ Deficit
Current liabilities
Accounts payable (including $222,614 and $208,507 due to related party, respectively)	$2,311,081	$1,581,724
Accrued expenses (including $998,188 and $750,322 due to related party, respectively)	1,722,236	1,692,173
Customer advances	453,961	440,331
Notes payable, current portion	87,569	97,958
Convertible notes payable, current portion	1,402,971	1,402,971
Convertible note payable-related party	3,000,000	3,000,000
Notes payable-related parties, current portion	3,711,605	12,996,069
Operating lease liability, current portion	199,910	179,450
Derivative warrant liability	267,936	828,232
Total current liabilities	13,157,269	22,218,908

Notes payable, net of current portion	279,726	327,658
Note payable-related party, net of current portion	8,089,169	-
Operating lease liability, net of current portion	714,429	867,484
Total liabilities	22,240,593	23,414,050

Commitments and contingencies	-	-

Shareholders’ deficit
Common stock: $0.0001 par value; 150,000,000 shares authorized; 92,616,529 and 83,119,104 issued and outstanding at November 30, 2022 and February 28, 2022, respectively.	9,262	8,312
Additional paid-in capital	453,787,210	450,136,522
Accumulated deficit	(473,946,727)	(471,364,369)
Total shareholders’ deficit	(20,150,255)	(21,219,535)
Total liabilities and shareholders’ deficit	$2,090,338	$2,194,515

The accompanying notes are an integral part of these unaudited financial statements.

AURA SYSTEMS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three-Months Ended		Nine-Months Ended
	November 30,		November 30,
	2022	2021	2022	2021
		(As Restated)		(As Restated)

Net revenue	$53,767	$58,373	$70,378	$84,531
Cost of goods sold	26,023	58,044	55,827	154,272
Gross profit (loss)	27,744	329	14,551	(69,741)
Operating expenses
Engineering, research and development (including $50,000, $44,000, $118,700 and $126,000 to related party, respectively)	228,818	207,813	639,671	370,576
Selling, general & administration	622,323	745,067	2,028,478	1,952,190
Total operating expenses	851,141	952,880	2,668,149	2,322,766
Loss from operations	(823,397)	(952,551)	(2,653,598)	(2,392,507)
Other income (expense):
Interest expense, net (including $199,441, $244,593, $324,189 and $739,151 to related parties, respectively)	(260,309)	(270,920)	(489,056)	(932,863)
Change in fair value of derivative warrant liability	(180,488)	(734,106)	560,296	(594,666)
Gain on extinguishment of derivative warrant liability	-	-	-	44,620
Gain on debt settlement	-	-	-	4,292
Gain on extinguishment of PPP loans	-	-	-	75,104
Loss before tax provision	(1,264,194)	(1,957,577)	(2,582,358)	(3,796,020)
Income tax provision	-	129	-	-
Net loss	$(1,264,194)	$(1,957,448)	$(2,582,358)	$(3,796,020)

Basic and diluted loss per share	$(0.01)	$(0.02)	$(0.03)	$(0.05)
Basic and diluted weighted-average shares outstanding	90,759,938	79,008,726	87,433,942	75,242,317

See accompanying notes to these unaudited financial statements.

AURA SYSTEMS, INC.

CONDENSED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(Unaudited)

Three Months and Nine Months Ended November 30, 2022

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Deficit
Balance, February 28, 2022	83,119,104	$8,312	$450,136,522	$(471,364,369)	$(21,219,535)
Common shares issued for cash	2,116,665	212	634,548	-	634,760
Fair value of warrants issued for note settlement	-	-	1,051,473	-	1,051,473
Net loss	-	-	-	(552,201)	(552,201)
Balance, May 31, 2022 (unaudited)	85,235,769	8,524	451,822,543	(471,916,570)	(20,085,503)

Common shares issued for cash	3,943,668	394	1,033,246	-	1,033,640
Net loss	-	-	-	(765,963)	(765,963)
Balance, August 31, 2022 (unaudited)	89,179,437	$8,918	$452,855,789	$(472,682,533)	$(19,817,826)

Common shares issued for cash	3,437,092	344	931,421	-	931,765
Net loss	-	-	-	(1,264,194)	(1,264,194)
Balance, November 30, 2022 (unaudited)	92,616,529	$9,262	$453,787,210	$(473,946,727)	$(20,150,255)

Three Months and Nine Months Ended November 30, 2021

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Deficit
Balance, February 28, 2021 (As Restated)	71,103,009	$7,109	$446,249,272	$(467,372,506)	$(21,116,125)
Common shares issued for cash	1,865,333	186	282,815	-	283,001
Share-based compensation	-	-	163,218	-	163,218
Net loss	-	-	-	(905,717)	(905,717)
Balance, May 31, 2021 (unaudited) (As Restated)	72,968,342	7,295	446,695,305	(468,278,223)	(21,575,623)

Common shares issued for cash	2,786,667	279	704,595	-	704,874
Common shares issued for settlement of debt-related parties	1,571,429	157	549,843	-	550,000
Share-based compensation			163,218	-	163,218
Net loss	-	-	-	(932,855)	(932,855)
Balance, August 31, 2021 (unaudited) (As Restated)	77,326,438	$7,731	$448,112,961	$(469,211,078)	$(21,090,386)

Common shares issued for cash	2, 963,330	296	879,584	-	879,880
Common shares issued for services	245,001	25	73,475	-	73,500
Share-based compensation	-	-	163,218	-	163,218
Net loss	-	-	-	(1,957,448)	(1,957,448)
Balance, November 30, 2021 (unaudited) (As Restated)	80,534,769	$8,052	$449,229,238	$(471,168,526)	$(21,931,236)

See accompanying notes to these unaudited financial statements.

AURA SYSTEMS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	November 30, 2022	November 30, 2021
		(As Restated)

Net loss	$(2,582,358)	$(3,796,020)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation and amortization	57,320	6,224
Inventory write-down	4,000	-
Gain on extinguishment of PPP loan	-	(75,104)
Gain on extinguishment of derivative warrant liability, net	-	(44,620)
Change in fair value of derivative warrant liability	(560,296)	594,666
Gain on debt settlement	-	(4,292)
Common shares issued for services	-	73,500
Share-based compensation	-	489,654
Changes in operating assets and liabilities:
Inventory	(28,502)	(97,223)
Prepaid and other current assets	73,124	(84,380)
Operating lease right-of-use asset	136,109	123,910
Accounts payable and accrued expenses	582,547	117,113
Accrued interest on notes payable	183,052	799,836
Customer advances	13,630	-
Operating lease liability	(132,595)	(70,046)
Cash used in operating activities	(2,253,971)	(1,966,782)

Cash used in investing activities:
Purchase of property and equipment	(54,194)	(116,844)

Cash flows from financing activities:
Proceeds from issuance of common stock	2,600,165	1,867,755
Principal payments of notes payable	(208,321)	(95,572)
Proceeds from government assistance loans – PPP loan	-	91,235
Cash provided by financing activities	2,391,844	1,863,418

Net decrease in cash and cash equivalents	83,679	(220,208)
Cash and cash equivalents-beginning of period	150,217	390,702
Cash and cash equivalents-end of period	$233,896	$170,494
Cash paid for:
Interest	$128,178	$-
Income taxes	$-	$-

Supplemental schedule of non-cash transactions:
Fair value of warrants issued for note settlement	$1,051,473	$-
Accounts payable converted into shares of common stock	$-	$450,000
Accrued expenses converted into shares of common stock	$-	$100,000
Acquisition of property and equipment with notes payable	$-	$209,666

See accompanying notes to these unaudited financial statements.

AURA SYSTEMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

Three and Nine months ended November 30, 2022 and 2021
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

Basis of Presentation

The accompanying unaudited condensed financial statements as of and for the three months and nine months ended November 30, 2022 and 2021, have been prepared have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed financial statements reflect all adjustments of a normal recurring nature that are necessary for a fair presentation of the results for the periods presented. The Condensed Balance Sheet information as of February 28, 2022, was derived from the Company’s audited Financial Statements as of February 28, 2022, included in the Company’s Annual Report on Form 10-K filed with the SEC on June 21, 2022. These financial statements should be read in conjunction with that report. The results of operations for the three-month and nine-month periods ended November 30, 2022, may not necessarily be indicative of the results that may be expected for the full fiscal year ending February 28, 2023.

The Company’s fiscal year ends on the last calendar day of February. Accordingly, the current fiscal year will end on February 28, 2023 and is referred to as “Fiscal 2023”. Our prior fiscal years ended February 28, 2022 and 2021, and are referred to as “Fiscal 2022” or “Fiscal 2021”.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. During the nine-month period ended November 30, 2022, the Company reported a net loss of approximately $2,582,000, and used cash in operating activities of approximately $2,254,000, and at November 30, 2022, had a stockholders’ deficit of approximately $20.2 million. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s February 28, 2022, financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

During the next twelve months the Company intends to continue to attempt to increase the Company’s operations and focus on the sale of our AuraGen®/VIPER products both domestically and internationally and to add to our existing management team. In addition, the Company plans to source new suppliers for manufacturing operations, rebuild the engineering and sales teams, and to the extent appropriate, utilize third party contractors to support the operation. The Company anticipates being able to obtain new sources of funding to support these actions in the fourth fiscal quarter of Fiscal 2023 and in the upcoming fiscal year.

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

Our primary source of revenue is the manufacture and delivery of generator sets used primarily in mobile power applications. Our principal sales channel is sales to a domestic distributor. In accordance with ASC 606, the Company recognizes revenue, net of discounts, for our generator sets at time of product delivery to the domestic distributor or directly to end users (i.e. point-in-time), which also corresponds to the passage of legal title to the customer and the satisfaction of our performance obligations to the customer.

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

The following table sets forth by level, within the fair value hierarchy, the Company’s assets and liabilities at fair value as of November 30, 2022 and February 28, 2022:

	November 30, 2022
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative warrant liability	$-	$267,936	$-	$267,936
Total liabilities	$-	$267,936	$-	$267,936

	February 28, 2022
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative warrant liability	$-	$828,232	$-	$828,232
Total liabilities	$-	$828,232	$-	$828,232

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

For the nine-months ended November 30, 2022 and November 30, 2021, the calculations of basic and diluted loss per share are the same because potentially dilutive securities would have had an anti-dilutive effect. The potentially dilutive securities consisted of the following:

	November 30, 2022	November 30, 2021
Warrants	8,132,498	4,900,834
Options	5,059,769	5,159,769
Convertible notes	3,868,414	3,671,336
Total	17,060,681	13,731,939

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2016, FASB issued ASU No. 2016-13, Credit Losses - Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 requires entities to use a forward-looking approach based on current expected credit losses to estimate credit losses on certain types of financial instruments, including trade receivables. This may result in the earlier recognition of allowances for losses. ASU 2016-13 is effective for the Company beginning March 1, 2023, and early adoption is permitted. The Company does not believe the potential impact of the new guidance and related codification improvements will be material to its financial position, results of operations, cash flows and related disclosures.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission (the “SEC”) did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 2 – RESTATEMENT OF PREVIOUSLY ISSUED UNAUDITED CONDENSED FINANCIAL STATEMENTS FOR THE NINE MONTHS ENDED NOVEMBER 30, 2021

The unaudited condensed financial statements for the nine months ended November 30, 2021 and certain balances as of February 28, 2021 have been restated. During the fourth quarter of Fiscal 2022, our management determined the following:

●	that the Company erroneously did not recognize a derivative warrant liability associated with warrants issued by prior management in prior years that included a fundamental transaction provision that could give rise to an obligation to pay cash to the warrant holder. As such, the Company determined that the warrants fundamental transaction provision created a derivative liability pursuant to current accounting guidelines.

●	that the Company had issued common stock in exchange for a settlement of debt to a former employee during Fiscal 2018 and had erroneously omitted accounting for it until Fiscal 2021.

●	that the Company had granted stock options during Fiscal 2021 which were erroneously unrecorded.

The effects on the previously issued financial statements are as follows:

(A)	In Fiscal 2022, the Company recognized that previously issued warrants by prior management had characteristics of derivative liabilities. The Company determined the fair value of the warrant derivative liability, including its initial recording and revaluation for changes in fair value and expiring warrants, as of February 28, 2021, was $1,366,375, and recorded the liability and its associated expense as a prior period adjustment to Accumulated Deficit in the amount of $1,366,375. Additionally, the warrant derivative liability was revalued at May 31, 2021, August 31, 2021 and November 30, 2021 and the net decreases in fair value of $56,640 at May 31, 2021 and $127,420 at August 31, 2021 were recorded as reductions to the liability. The increase in fair value of $734,106 was recorded as an increase to the liability. The associated other expense of $734,106 for the three-month period ended November 30, 2021 was recorded to the statement of operations as a loss for the increase in the fair value of the derivative warrant liability. The associated aggregate other expense of $550,046 for the nine-month period ended November 30, 2021 was recorded to the statement of operations and consisted of a loss for the increase in fair value of $594,666 and a gain on expiring warrants of $44,620.

(B)	In Fiscal 2022, the Company recognized that during Fiscal 2021, the Company recorded the effect of issuing common stock for debt to a former employee when the issuance had occurred in Fiscal 2018. To correct the timing of recording the transaction, the Company calculated the gain on the extinguishment of debt as of the February 28, 2018, issuance date in the amount of $256,044 and recorded the gain as a prior period adjustment to Accumulated Deficit. Additionally, the interest expense associated with the debt of $13,460 and gain on its extinguishment of $133,500 recorded in Fiscal 2021 were reversed out of the statement of operations. The resulting net impact of these prior period adjustments for the Fiscal 2022 beginning balance is a decrease to Additional paid-in capital of $136,004 and a corresponding $136,004 decrease in Accumulated Deficit.

(C)	In Fiscal 2022, the Company recognized that certain stock options granted during Fiscal 2021 should have been fully or partially vested in the year of grant but had no share-based compensation expense recorded in Fiscal 2021. To correct the timing of the expense recognition, the Company computed the amount of expense associated with the vesting as of February 28, 2021 and recorded an additional $258,636 of share-based compensation expense to the statement of operations. The resulting net impact of these prior period adjustments for the Fiscal 2022 beginning balance is an increase to Additional paid-in capital of $258,636 and a corresponding $258,636 increase in Accumulated Deficit. Additionally, in order to correct the timing of the expense recognition as it continued into Fiscal 2022, the Company recorded an additional $68,862 and $153,388 of share-based compensation expense to the statement of operations for the three-month and the nine-month periods ended November 30, 2021, respectively, as well as recording the associated increases to Additional paid-in capital in their respective periods.

(D)	In Fiscal 2022, the Company recognized that certain stock options granted during Fiscal 2021 were being recorded as payroll compensation expense in Fiscal 2022. Restatement item (C) noted above properly recognizes the amount and timing of the share-based compensation expense, which results in the need to reverse the payroll compensation recorded in Fiscal 2022. For the three-month and nine-month periods ended November 30, 2021, payroll compensation expense of $91,356 and $276,606, respectively, was reversed out of the statement of operations, and the associated liability in Accrued expenses was reduced by the same amount.

Reclassifications

(1)	In Fiscal 2021 and the nine-months ended November 30, 2021, the Company presented interest accrued of $8,064 on its Economic Injury Disaster Loan as additional note payable principle. In the accompanying condensed financial statements, the Company has reclassified the cumulative accrued interest of $8,064 recorded in Fiscal 2021 and the first nine months of Fiscal 2022 from notes payable to accrued interest.

The following table presents the effect of the restatements and reclassifications on the Company’s previously issued balance sheet:

	As of November 30, 2021
	As Previously Reported	Adjustments	Reclassifications	As Restated	Notes
Accrued expenses (including accrued interest)	$1,728,775	$(276,606)	$8,064	$1,460,233	[D]	[1]
Note payable	385,353	-	(8,064)	377,289		[1]
Derivative warrant liability	-	1,916,420	-	1,916,420	[A]
Common stock	8,054	-	(2)	8,052
Additional paid-in capital	448,953,216	(136,004)	2	449,229,238	[B]
		258,636	-		[C]
		153,388			[C]
Accumulated deficit	$(469,252,691)	$(1,916,420)	$-	$(471,168,525)	[A]
		136,004	-		[B]
		(258,636)	-		[C]
		(153,388)	-		[C]
		276,606	-		[D]

The following table presents the effect of the restatements and reclassifications on the Company’s previously issued statements of operations:

	For the three months ended November 30, 2021
	As Previously Reported	Adjustments	Reclassifications	As Restated	Notes
Selling, general and administrative expense	$767,561	$68,862	$-	$745,067	[C]
		(91,356)	-		[D]
Gain on extinguishment of derivative warrant liability	-	-	-	-	[A]
Change in fair value of derivative warrant liability	-	734,106	-	734,106	[A]
Net loss	$(1,245,836)	$(711,612)	$-	$(1,957,448)

Net loss per share, basic and diluted	$(0.02)			$(0.02)

	For the nine months ended November 30, 2021
	As Previously Reported	Adjustments	Reclassifications	As Restated	Notes
Selling, general and administrative expense	$2,075,408	$153,388	$-	$1,952,190	[C]
		(276,606)	-		[D]
Gain on extinguishment of derivative warrant liability	-	44,620	-	44,620	[A]
Change in fair value of derivative warrant liability	-	594,666	-	594,666	[A]
Net loss	$(3,369,192)	$(426,828)	$-	$(3,796,020)

Net loss per share, basic and diluted	$(0.04)			$(0.05)

The following table presents the effect of the restatements on the Company’s previously issued statement of shareholder deficit:

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Deficit
Balance, February 28, 2021, as previously reported	71,107,442	$7,111	$446,126,638	$(465,883,499)	$(19,749,750)
Prior period revisions	-	(2)	122,634	(1,489,007)	(1,366,375)
Corrections of errors	(4,433)				-
Balance, February 28, 2021, as restated	71,103,009	$7,109	$446,249,272	$(467,372,506)	$(21,116,125)

Balance, November 30, 2021, as previously reported	80,539,202	$8,054	$448,953,216	$(469,252,691)	$(20,291,421)
Prior period revisions	-	(2)	122,634	(1,489,007)	(1,366,375)
Share-based compensation addition	-	-	153,388	-	153,388
Net loss addition	-	-	-	(426,828)	(426,828)
Corrections of errors	(4,433)	-	-	-	-
Balance, November 30, 2021, as restated	80,534,769	$8,052	$449,229,238	$(471,168,526)	$(21,931,236)

The following table presents the effect of the restatements and reclassifications on the Company’s previously issued statement of cash flows:

	For the nine months ended November 30, 2021
	As Previously Reported	Adjustments	Reclassifications	As Restated	Notes
Cash flows from operating activities:
Net loss	$(3,369,192)	$(426,828)	$-	$(3,796,020)	[A] [C] [D]
Gain on extinguishment of derivative warrant liability	-	(44,620)	-	(44,620)	[A]
Change in fair value of derivative warrant liability	-	(594,666)	-	(594,666)	[A]
Share-based compensation expense	336,266	153,388	-	489,654	[C]
Changes in working capital assets and liabilities:
Operating lease right-to-use asset	-	-	123,910	123,910
Accounts payable and accrued expenses	389,322	(276,606)	4,397	117,113	[D]	[1]
Accrued interest on notes payable	804,233	-	(4,397)	799,836		[1]
Operating lease liability	53,864	-	(123,910)	(70,046)

NOTE 3 – INVENTORIES

Inventories are valued at the lower of cost (first-in, first-out) or net realizable value, net of write downs, and consisted of the following:

	November 30, 2022	February 28, 2022
Raw materials	$151,593	$129,836
Work-in-process	6,644	14,421
Finished goods	10,522	-
Total inventory	$168,759	$144,257

NOTE 4 – PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets consisted of the following:

	November 30, 2022	February 28, 2022
Prepaid annual software licenses	$128,821	$94,907
Prepaid commissions	-	73,390
Vendor advances	8,600	35,500
Prepaid insurance	13,993	-
Other prepaid expenses	30,915	51,656
Total other current assets	$182,329	$255,453

NOTE 5– PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	November 30, 2022	February 28, 2022
Leasehold improvements	$56,530	$56,530
Machinery and equipment	301,360	276,762
Vehicle	96,334	96,334
Computer equipment	79,667	59,816
Furniture and fixtures	20,338	10,592
	554,229	500,034
Less accumulated depreciation and amortization	(72,829)	(15,508)
	$481,400	$484,526

Depreciation expense for the nine months ended November 30, 2022 and 2021 was $57,320 and $6,224, respectively.

NOTE 6 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable consisted of the following:

	November 30, 2022	February 28, 2022

Convertible notes payable	$1,402,971	$1,402,971
Non-current	-	-
Current	$1,402,971	$1,402,971

In Fiscal 2013 and 2014, the Company issued six convertible notes payable in the aggregate of $4,000,000. As of November 30, 2022 and February 28, 2022, the outstanding balance of the convertible notes payable amounted to $1,402,971. The notes are unsecured, bear interest at 5% per annum and are convertible to shares of common stock at a conversion price of $1.40 per share, as adjusted. The notes were originally due in 2014 to 2017, and were all amended in 2018 and the maturity date for all the notes was changed to January 11, 2023.

At November 30, 2022 and February 28, 2022, accrued interest on convertible notes payable totaled $336,884 and $284,063, respectively, and is included in accrued expenses (See Note 10).

NOTE 7 – CONVERTIBLE NOTE PAYABLE-RELATED PARTY

Convertible note payable – related party consisted of the following:

	November 30, 2022	February 28, 2022

Convertible note payable	$3,000,000	$3,000,000
Non-current	-	-
Current	$3,000,000	$3,000,000

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

At November 30, 2022 and February 28, 2022, accrued interest on convertible notes payable-related party totaled $675,925 and $562,911, respectively, and is included in accrued expenses (See Note 10).

NOTE 8 – NOTES PAYABLE

Notes payable consisted of the following:

	November 30, 2022	February 28, 2022
Secured notes payable
(a) Note payable-EID loan	$150,000	$150,000
(b) Notes payable-vehicle and equipment	207,295	265,616

Unsecured notes payable
(c) Note payable-other	10,000	10,000
Total	$367,295	$425,616
Non-current	279,726	327,658
Current	87,569	97,958

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

(b) Notes payable-vehicle and equipment

During Fiscal 2022, the Company purchased two pieces of equipment and a vehicle for $329,297 as a part of its efforts to expand its operations and research and development capacities. The Company made down payments aggregating $41,300 with the balance financed by two notes payable aggregating $287,997. The notes are secured by the equipment and vehicle purchased. One note is due in 36 equal monthly payments of approximately $6,100 each, including interest at 2.9% per annum. The second note is due in 72 equal monthly payments of approximately $1,500 each, including interest at 10.9% interest per annum. As of November 30, 2022 and February 28, 2022, the balance of the notes was $207,295 and $265,616, respectively.

(c) Other notes payable

Demand promissory notes as of November 30, 2022 and February 28, 2022 are for one individual issued in September 2015 that is payable on demand with an interest rate of 10% per annum.

NOTE 9 – NOTES PAYABLE-RELATED PARTIES

Notes payable-related parties consisted of the following:

	November 30, 2022	February 28, 2022
Unsecured notes payable
(a) Notes payable-Koppel (prior to restructuring)	$-	$5,607,323
Accrued interest-Koppel (prior to restructuring)	-	6,533,318
Note payable-Kopple (restructured)	10,939,169	-
Subtotal-Koppel	10,939,169	12,140,641

(b) Note payable- Gagerman	82,000	82,000
Accrued interest-Gagerman	79,605	73,428
Subtotal-Gagerman	161,605	155,428

(c) Note payable-Jiangsu Shengfeng	700,000	700,000

Total	$11,800,774	$12,996,069
Non-current	8,089,169	-
Current	$3,711,605	$12,996,069

(a) Kopple Notes

In fiscals 2013 through 2018, the Company issued notes payable to Robert Kopple and associated entities (collectively “Kopple”) in the aggregate of $6,107,323. Robert Kopple is the former Vice-Chairman of the Company’s Board of Directors and is a current shareholder in the Company. The notes were unsecured, bear interest at rates ranging from 5% and 15% per annum and were due in fiscal 2014 through fiscal 2018. Kopple brought suit against the Company beginning in 2017 for repayment of the notes.

At February 28, 2022, the accrued interest due to Kopple totaled $6,533,318. Due to its significance, the balance of accrued interest is added to the note payable principal for presentation on the accompanying balance sheet as of February 28, 2022. As of February 28, 2022, the outstanding balance of the Kopple notes payable and accrued interest amounted to $12,140,641.

On March 14, 2022, the Company reached an agreement with Kopple to resolve all remaining litigation between them, including all amounts owed to Kopple under the notes. Under the terms of the settlement, the Company agreed to issue a new note and pay Kopple an aggregate amount of $10,000,000, including $3,000,000 to be paid in June 2022, which was subsequently extended to January 2023 (see Note 16), and granted Koppel warrants exercisable into 3,331,664 shares of the Company’s common stock at a price of $0.85 per share. The Company used Black-Scholes modeling to compute the fair value of the warrants which is estimated to be $1,051,473. The settlement provides for certain increases in the amount payable to Kopple and the right of such parties to enter judgment against the Company if the Company remains in uncured default in its payment obligations. Interest on the settled Note begins accruing in February 2023. Pursuant to the settlement agreement, the Company is also subject to certain affirmative and negative covenants such as periodic submission of financial statements to Koppel and restrictions on future financing and investing activities, as defined in the agreement. Management believes such covenants are normal for this type of transaction and that management believes meeting these covenants will not affect operations.

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

Based on Gagerman’s claims, as of November 30, 2022 and February 28, 2022, the outstanding balance of the Gagerman notes payable and accrued interest would amount to $161,605 and $155,428, respectively. As of November 30, 2022 and February 28, 2022, despite the fact that the Company disputes Gagerman’s claims, under ASC 450 - Contingencies, the Company has recorded the claimed notes payable and accrued interest amounts of $161,605 and $155,428, respectively, in the accompanying balance sheets.

(c) Jiangsu Shengfeng Note

On November 20, 2019, the Company reached an agreement with its joint venture partner Jiangsu Shengfeng regarding the return of $700,000 that had been advanced to the Company, and the Company issued a non-interest-bearing promissory note for $700,000 to be paid over a 11-month period beginning March 15, 2020, through February 15, 2021. As of November 30, 2022 and February 28, 2022, the principal due was $700,000.

NOTE 10 – ACCRUED EXPENSES

Accrued expenses consisted of the following:

	November 30, 2022	February 28, 2022

Accrued interest-convertible notes payable	$336,884	$284,063
Accrued interest-convertible notes payable related party	675,925	562,911
Accrued interest-notes payable and other	170,862	36,541
Subtotal-accrued interest	1,183,671	883,515

Accrued payroll and related expenses	392,814	431,597
Other accrued expenses	145,751	377,061
	$1,722,236	$1,692,173

As of November 30, 2022 and February 28, 2022, accrued expenses includes accrued interest, accrued payroll and accrued consulting fees in the aggregate of $998,188 and $750,322, respectively, which are due to officers and shareholders and are considered related party transactions.

NOTE 11 – LEASES

Our administrative, and production operations including warehousing, are housed in an approximately 18,000 square foot facility in Lake Forest, California. The Lake Forest lease is for 66-months effective February 2021 through November 30, 2026. The initial monthly base rental rate was approximately $22,000 per month and escalates 3% each year to approximately $26,000 per month in 2026. The lease liability was determined by discounting the future lease payments under the lease terms using a 10% per annum discount rate to arrive at the current lease liability.

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

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

	Nine-Months ended November 30, 2022	Nine-Months ended November 30, 2021
Lease Cost
Operating lease cost (included in general and administration in the Company’s statement of operations)	$209,145	$209,145

Other Information
Cash paid for amounts included in the measurement of lease liabilities	$205,632	$155,281
Weighted average remaining lease term – operating leases (in years)	3.75	4.75
Average discount rate – operating leases	10.0%	10.0%

The supplemental balance sheet information related to leases for the period is as follows:

At November 30, 2022
Operating leases
Long-term right-of-use assets	$864,359

Short-term operating lease liabilities	$199,910
Long-term operating lease liabilities	714,429
Total operating lease liabilities	$914,339

Maturities of the Company’s lease liability is as follows:

Operating Lease
Years Ending February 28:
2023 (3 months remaining)	$68,544
2024	282,396
2025	290,868
2026	299,604
2027	154,296
Total lease payments	1,095,708
Less: Imputed interest/present value discount	(181,369)
Present value of lease liabilities	$914,339

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

The following tables summarize the derivative warrant liability:

	November 30, 2022	February 28, 2022
Stock price	$0.53	$0.41
Risk free interest rate	4.3%	1.0%
Expected volatility	192%	170%
Expected life in years	0.23	0.98
Expected dividend yield	0%	0%
Number of warrants	4,800,834	4,800,834
Fair value of derivative warrant liability	$267,936	$828,232

	Number of Derivative Warrants Outstanding	Fair Value of Derivative Warrant Liability
February 28, 2022	4,800,834	$828,232
Change in fair value of derivative warrant liability	-	(560,296)
Gain on extinguishment on expiration of warrants	-	-
November 30, 2022	4,800,834	$267,936

NOTE 13 – STOCKHOLDERS’ DEFICIT

Common Stock

During the nine-months ended November 30, 2022, the Company issued 9,497,425 shares of common stock for net proceeds of approximately $2,600,000 in cash. During the nine-months ended November 30, 2021, the Company issued 7,615,330 shares of common stock for net proceeds of approximately $1,868,000. Additionally, during the nine-months ended November 30, 2021, the Company issued 1,571,429 shares of common stock in settlement of accounts payable and accrued expenses to related parties in the aggregate amount of $550,000 and issued 245,001 shares of common stock in exchange for services valued in the amount of $73,500.

Stock Options

A summary of the Company’s stock option activity for the nine-months ended November 30, 2022 is as follows:

	Number of Options	Exercise Price	Weighted Average Intrinsic Value
Outstanding, February 28, 2022	5,059,769	$0.53	$360,000
Granted	-	-	-
Exercised	-	-	-
Cancelled	-	-	-
Outstanding, November 30, 2022	5,059,769	$0.53	$690,000

The exercise prices and information related to options under the 2011 Plan outstanding on November 30, 2022 is as follows:

Range of Exercise Price	Stock Options Outstanding	Stock Options Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price of Options Outstanding	Weighted Average Exercise Price of Options Exercisable
$0.25 to $1.40	5,059,769	5,059,769	2.49	$0.53	$0.53

The Company granted no stock options under its stock option 2011 Plan for the nine-month period ended November 30, 2022 and the nine-month period ended November 30, 2021. As a result of stock options granted during the Fiscal 2021 year, the Company recognized $163,218 and $489,654 in share-based compensation expense related to the fair value of vested stock options in the three-month and nine-month periods ended November 30, 2021.

Warrants

A summary of the Company’s warrant activity for the nine-months ended November 30, 2022 is as follows:

	Number of Warrants	Exercise Price
Outstanding, February 28, 2022	4,800,834	$1.40
Granted	3,331,664	0.85
Exercised	-	-
Cancelled	-	-
Outstanding, November 30, 2022	8,132,498	$1.17

There was no intrinsic value as of November 30, 2022, as the exercise prices of these warrants were greater than the market price of the Company’s stock. The exercise prices and information related to the warrants as of November 30, 2022 is as follows:

Range of Exercise Price	Stock Warrants Outstanding	Stock Warrants Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price of Warrants Outstanding	Weighted Average Exercise Price of Warrants Exercisable
$0.85 to $1.40	8,132,498	8,132,498	2.71	$1.17	$1.17

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

Warrants Issued During the Nine-Months Ended November 30, 2022
Exercise Price	$0.85
Share Price	$0.317
Volatility %	225%
Risk-Free Rate	1.98%
Expected Term (yrs)	7.0
Dividend Rate	0%

NOTE 14 – RELATED PARTY TRANSACTIONS

As of November 30, 2022 and February 28, 2022, Bettersea LLC (“Bettersea”) was an 9.9% and 11.0%, respectively, shareholder in the Company. For the three-months and nine-months ended November 30, 2022 and November 30, 2021, the Company incurred total fees to Bettersea of $50,000, $44,000, $118,700 and $126,000, respectively, for various consulting services. As of November 30, 2022 and February 28, 2022, a total of $222,614 and $218,507, respectively, was due to Bettersea and included in accounts payable and accrued expenses.

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

In 2017, the Company’s former COO was awarded approximately $238,000 in accrued salary and related charges by the California labor board. In August 2021, the Company reached a settlement by which the Company agreed to pay approximately $330,000, representing the principal award plus accrued interest. As of the time of this filing, the Company has paid approximately $254,000 toward the settlement amount, including accrued interest. The remaining balance of approximately $101,000, included in accrued expenses, is to be paid no later than March 1, 2023 and accrues interest of 10% per annum until paid.

Since July 2017 the Company has been engaged in litigation with a former director, Robert Kopple, relating to more than $13 million and the current equivalent of the approximately 23 million warrants, exercisable for seven years at a price of $0.10 per share, which Mr. Kopple and his affiliated entities (collectively the “Kopple Parties”) claimed should have been originally issued to them pursuant to various agreements with the Company entered to between 2013-2016. In March 2022, the Company reached a settlement with the Kopple Parties that resolves all claims asserted against the Company without any admission, concession or finding of any fault, liability or wrongdoing on the part of the Company. Under the terms of the settlement, the Company has agreed to pay an aggregate amount of $10 million over a period of seven years; $3 million of which was originally to be paid in June 2022 and subsequently extended to January 2023, after which, interest will accrue on the unpaid balance at a rate of 6%, compounded annually. All amounts, including all accrued interest, are to be paid no later than eight years from the date of the initial payment. The Kopple Parties have also received seven-year warrants to purchase up to an aggregate of approximately 3.3 million shares of our common stock at a price of $0.85 per share. The settlement also provides for standard mutual general release provisions and includes customary representations, warranties, and covenants, including certain increases in the amount payable to the Kopple Parties and the right of such parties to enter judgment against the Company if the Company remains in uncured default in its payment obligations under the settlement.

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

In June 2022, Melvin Gagerman, the Company’s former CEO and CFO whose employment with Aura was permanently terminated in July 2019, brought suit against the Company for repayment of an allegedly unsecured demand promissory note in the principal amount of $82,000 which he claims was entered into in April 2014 and bears interest at a rate of 10% per annum. Despite the fact that, based on Gagerman’s allegations, the note was issued during a period when he was the Company’s CEO, CFO, Corporate Secretary and Chairman of Aura’s Board of Directors, Gagerman has stated that he does not possess a copy of the alleged promissory note. The Company disputes that any amount is presently owed to Gagerman and has filed a cross-complaint against him for, among things, conversion, violation of California Business& Professions Code §17200, and various breaches of fiduciary duty that the Company believes Gagerman committed against Aura, including without limitation, Gagerman’s actions in opposing the valid 2019 stockholder consent action.

NOTE 16 – SUBSEQUENT EVENTS

In December 2022, the Company executed a fourth amendment to the March 2022 settlement to extend the balance due on the initial $3,000,000 payment to January 2023 (see Note 9). The Company paid an additional $30,000 to the Kopple Parties for the extension, bringing the aggregate total to $105,000 for cash payments related to the extensions. Additionally, the Company agreed to pay an additional $100,000 forbearance fee to be paid with the final interest payment under the settlement, bringing the aggregate total to $230,000 in these deferred forbearance fees.

Subsequent to November 30, 2022, the Company issued 442,424 shares of common stock in exchange for cash proceeds of approximately $146,000.

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

In Fiscal 2020 stockholders of the Company successfully removed Ronald Buschur, William Anderson and Si Ryong Yu from the Company’s Board of Directors and elected Ms. Cipora Lavut, Mr. David Mann and Dr. Robert Lempert as directors of the Company in their stead. See Item 3, Legal Proceedings for more information. Also, in Fiscal 2020, Melvin Gagerman –– Aura’s CEO and CFO since 2006 –– was replaced. In July 2019 Ms. Lavut succeeded Mr. Gagerman as President and Mr. Mann succeeded Mr. Gagerman as CFO. Dr. Lempert was appointed as Secretary of the Company by the Board of Directors also in July 2019. In the second half of Fiscal 2020, the Company began significantly increasing its engineering, manufacturing and marketing activities. From July 8, 2019 through the end of Fiscal year 2022 (February 28, 2022), we shipped more than 140 units to customers (more than a ten-fold increase over Fiscal 2019). Although our operations were impacted in Fiscal 2022 and Fiscal 2021 by the COVID-19 pandemic, during these periods we continued to expand our engineering and manufacturing capabilities. See “Item 1. Business. Impact of the COVID-19 Pandemic” included in our Annual Report on Form 10-K for Fiscal 2022 for information regarding the impact of COVID-19 on our operations. Our engineering, research and development costs for the three months ended November 30, 2022 and the three months ended November 30, 2021 were approximately $229,000 and $208,000, respectively. Engineering, research and development costs for the nine months ended November 30, 2022 and the nine months ended November 30, 2021 were approximately $640,000 and $371,000, respectively. During the nine months ended November 30, 2021, we relocated all administrative offices and operations to a new state-of-the-art facility consisting of approximately 18,000 square feet in Lake Forest, California. This new facility is wholly occupied by Aura.

During Fiscal 2018 and Fiscal 2019, the Company’s engineering, manufacturing, sales, and marketing activities were reduced while we focused on renegotiating numerous financial obligations. During this time, the Company’s agreements with numerous customers, third party vendors, and organizations and entities material to the operation of the Company business were canceled, delayed or terminated. During Fiscal 2018, the Company successfully restructured in excess of $30 million of debt. Robert Kopple, our former Vice Chairman of the Board, was the only significant unsecured note holder that did not execute formal agreements regarding the restructure of his debt. See “Item 3. Legal Proceedings” included in our Annual Report on Form 10-K for Fiscal 2022 filed with the SEC on June 21, 2022 and Part II, Other Information Item 1, contained in this Quarterly Report for information regarding the dispute and settlement with Mr. Kopple regarding these transactions. In March 2022, the Company reached a settlement that resolves the various claims asserted against us by Mr. Kopple and his affiliated entities (collectively the “Kopple Parties”). Under the terms of the settlement, we have agreed to pay an aggregate amount of $10 million over a period of seven years; $3 million of which is to be paid within approximately four months of the settlement date, after which, interest will accrue on the unpaid balance at a rate of 6%, compounded annually. A partial payment of $150,000 has been made towards the initial $3 million payment and the due date for the remainder of the initial payment was extended to January 2023 in exchange for $105,000 in extension fees paid through the date of this filing and an additional $230,000 in forbearance fees which are to be paid with the final installment of all accrued interest in approximately March 2030. The extension and forbearance fees have been classified as additional interest in the accompanying financial statements. All amounts, including all accrued interest, are to be paid no later than eight years from the date of the initial payment. The Kopple Parties have also received seven-year warrants to purchase up to an aggregate of approximately 3.3 million shares of our common stock at a price of $0.85 per share. The settlement also provides for standard mutual general release provisions and includes customary representations, warranties, and covenants, including certain increases in the amount payable to the Kopple Parties and the right of such parties to enter judgment against the Company if the Company remains in uncured default in its payment obligations under the settlement.

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

Impact of COVID-19

The COVID-19 global pandemic has negatively affected the global economy, disrupted global supply chains, and created extreme volatility and disruptions to capital and credit markets in the global financial markets. We began to see the impact of COVID-19 during our fourth quarter of Fiscal 2020 with our Chinese joint venture’s manufacturing facilities being required to close and many of our customers suspending their own operations due to the COVID-19 pandemic. As a result, net sales and production levels during the fourth quarter of Fiscal 2020, the entirety of Fiscal 2021, Fiscal 2022 and the first three quarters of Fiscal 2023 were significantly reduced, thus impacting our results of operations during these quarters.

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

The extent of the impact of the COVID-19 pandemic on our business, financial results and liquidity will depend largely on future developments, including the duration of the spread of the COVID-19 outbreak within the U.S. and globally, the impact on capital and financial markets and the related impact on our customers, especially in the commercial vehicle markets. These future developments are outside of our control, are highly uncertain, and cannot be predicted. If the impact is prolonged, then it can further increase the difficulty of planning for operations and may require us to take further actions as it relates to costs and liquidity. These and other potential impacts of the COVID-19 pandemic have adversely impacted our results for the entirety of Fiscal 2021 and Fiscal 2022, the first three quarters of fiscal year 2023, and could be impactful for the balance of Fiscal 2023.

Going Concern

During the nine-month period ended November 30, 2022, the Company reported a net loss of approximately $2,582,000, and used cash in operating activities of approximately $2,254,000, and at November 30, 2022, had a stockholders’ deficit of approximately $20.2 million. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s February 28, 2022, financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

During the next twelve months we intend to continue to attempt to increase the Company’s operations and focus on the sale of our AuraGen®®/VIPER products both domestically and internationally and to add to our existing management team. In addition, we plan to source new suppliers for manufacturing operations, rebuild the engineering and sales teams, and to the extent appropriate, utilize third party contractors to support the operation. We anticipate being able to obtain new sources of funding to support these actions in the fourth fiscal quarter of Fiscal 2023 and in the upcoming fiscal year.

Results of Operations

Three months ended November 30, 2022 compared to three months ended November 30, 2021

Net revenue was approximately $53,800 for the three-months ended November 30, 2022 (“Fiscal Q3 2023”) compared to approximately $58,400 for the three-months ended November 30, 2021 (“Fiscal Q3 2022”). During Fiscal Q3 2023, we delivered 7 generator units and 2 other ECU units as compared to 3 generator/ECU systems delivered in the same quarter in the prior year. Revenues continue to be negatively impacted by both the COVID-19 pandemic, as well as a generally low level of resources. We cannot project with confidence the timing or amount of revenue that we can expect despite improvements in the pandemic being under more control globally including a successful rollout of the vaccine programs. To increase revenues which were impacted by the economic effects of the pandemic, the Company needs to augment its marketing and sales efforts substantially. As the Company’s focus has been on new product engineering and development, the current limited resources prevent executing the increased selling efforts in the near term.

Cost of goods sold was approximately $26,000 in Fiscal Q3 2023 compared to approximately $58,000 in Fiscal Q3 2022. This resulted in a gross profit of approximately $27,700, or a gross margin of 52%, and approximately $300 gross profit or essentially breakeven, in Fiscal Q3 2023 and Fiscal Q3 2022, respectively. The almost zero gross profit and breakeven margin in the Fiscal Q3 2022 period was largely influenced by the low volume of shipments which reduced our ability to fully absorb fixed operating costs including higher operating costs related to the new facility. The Fiscal Q3 2023 period showed improvement in gross profit as the production volume has started to increase somewhat and the non-production time of the operations team was redirected to research and development related activities.

Engineering, research and development expenses were approximately $229,000 in Fiscal Q3 2023, compared to approximately $208,000 in the Fiscal Q3 2022 period, or an increase of 10%. Fiscal Q3 2023 reflects an augmented development program as compared to Fiscal Q3 2022 for the engineering of several new product designs, as well as increased testing, including increased staffing costs of approximately $44,000 and software costs licensing costs of approximately $25,000. These increases were partially offset by a reduction in recruiting expenses, as Fiscal Q3 2022 included the acquisition cost of the new Chief Scientist.

Selling, general and administration (“SG&A”) expense decreased by approximately $122,700 or 16% to approximately $622,300 in the Fiscal Q3 2023 period from approximately $745,100 in the Fiscal Q3 2022 period. The decrease during Fiscal Q3 2023 was principally associated with the reduction of approximately $163,200 in share-based compensation costs related to the vesting options granted in Fiscal 2021, reduction of public relations marketing expense of approximately $73,500 and a reduction of approximately $44,400 in legal expenses. These decreases in expenses were partially offset by a (i) increased salary and fringe benefit expenses of approximately $92,000, including the addition of the Company’s Chief Financial Officer, (ii) higher expenses of approximately $49,000 occupancy and equipment related expenses, (iii) higher accounting fees of approximately $10,700 related to the review of the Company’s financial statements for filing the 10-Q for Fiscal Q2 2023, and (iv) an overall net increase of approximately $6,100 in all other selling and administrative expenses as compared to the Fiscal Q3 2022 period. .

Interest expense in Fiscal Q3 2023 decreased approximately $10,600 or 4%, to approximately $260,300 from approximately $270,900 in the Fiscal Q3 2022 period. The reduction in interest expense in Fiscal Q3 2022 principally reflects a change in the interest amount recorded due to the settlement of the Kopple litigation. Fiscal Q3 2022 included approximately $205,200 in interest expense on the Kopple notes that were being disputed. The settlement of the Kopple litigation resulted in the conversion of the Kopple notes payable into a new note, which does not begin to accrue interest until payment of the initial $3.0 installment. The payment date was extended and is to be paid by November 2022. The extension fee of $30,000 paid in Fiscal Q3 2022 and the accrued but unpaid forbearance fee of $130,000 were classified as additional interest, resulting in approximately $45,200 lower interest expense related to the Kopple notes as compared to Fiscal Q3 2022. (See Note 15 and Part II- Item 3 – Legal Proceedings). The overall reduction in interest was partially offset by approximately $41,700 of interest recorded for overdue accounts payable and equipment loans.

Other expense in the Fiscal Q3 2023 period was approximately $180,500 which represents the unfavorable change in the fair value of the derivative warrant liability for the three-months, measured as of November 30, 2022. Comparatively, the revaluation of the derivative warrant liability in Fiscal Q3 2022, measured as of November 30, 2021, resulted in an unfavorable change in the fair value of approximately $734,100 for the three-month period.

Net loss for the three-month period of Fiscal Q3 2023 decreased by approximately $693,400, to a loss of approximately $1,264,200 from a restated net loss of approximately $1,957,400 in the three-month period of Fiscal Q3 2022. This was attributed to (i) reduction of the net loss related to derivative liability valuation of approximately $553,600, (ii) less interest expense of approximately $10,600, and (iii) the decreased operating loss of approximately $129,200.

Nine months ended November 30, 2022 compared to nine months ended November 30, 2021

Net revenue was approximately $70,400 for the nine-months ended November 30, 2022 (“Fiscal YTD 2023”) compared to approximately $84,500 for the nine-months ended November 30, 2021 (“Fiscal YTD 2022”). During Fiscal YTD 2023, we delivered 7 generator units and 3 other ECU units as compared to 4 generator/ECU systems delivered and 2 other ECU units in the same nine-month period in the prior year. Revenues continue to be negatively impacted by both the COVID-19 pandemic, as well as a generally low level of resources. We cannot project with confidence the timing or amount of revenue that we can expect despite improvements in the pandemic being under more control globally including a successful rollout of the vaccine programs. To increase revenues which were impacted by the economic effects of the pandemic, the Company needs to augment its marketing and sales efforts substantially. As the Company’s focus has been on new product engineering and development, the current limited resources prevent executing the increased selling efforts in the near term.

Cost of goods sold was approximately $55,800 in Fiscal YTD 2023 compared to approximately $154,300 in Fiscal YTD 2022. This resulted in a gross profit of approximately $14,600, or a gross margin of 21%, and approximately $69,700 gross loss and a gross margin loss of 83%, in Fiscal YTD 2023 and Fiscal YTD 2022, respectively. The gross loss and related gross margin loss for Fiscal YTD 2022 was largely influenced by the low volume of shipments in each quarter which reduced our ability to fully absorb fixed operating costs including higher operating costs related to the new facility. The Fiscal YTD 2023 period showed improvement resulting in a modest gross profit as the production volume has started to increase somewhat and more importantly, the non-production time of the operations team was redirected to research and development related activities as the Company has focused more on the development and testing of new designs in Fiscal YTD 2023.

Engineering, research and development expenses were approximately $639,700 in Fiscal YTD 2023, compared to approximately $370,600 in the Fiscal YTD 2022, or an increase of 73%. During Fiscal 2022, the Company began to see higher level of R&D expenses than several of the prior years as the Company restarted its new product development program beginning with the development of a new electronic control unit (“ECU”). Fiscal YTD 2023 reflects the continuation of the increased development program, including additional staffing costs for the engineering team, analytical software program costs for engineering several new designs as well as increased testing.

Selling, general and administration (“SG&A”) expense increased by approximately $76,300 or 4% to approximately $2,028,500 in the Fiscal YTD 2023 period from approximately $1,952,200 in the Fiscal YTD 2022 period. The modest increase during Fiscal YTD 2023 was due to several offsetting factors, including (i) higher legal costs of $134,700 primarily related to the settlement of the Kopple litigation and a complaint related to the Company’s former Chief Executive Officer, Mel Gagerman, (ii) additional salary other wage-related expenses of approximately $329,600, including the addition of the Company’s Chief Financial Officer, (iii) higher accounting fees of approximately $67,500 related to the audit and review of the Company’s financial statements for filing the 10-K for Fiscal 2022 and the 10-Q reports for Fiscal Q1and Q2 2023, (iv) occupancy costs and amortization of newly acquired equipment and related software expenses of $67,200, and (v) an overall net increase of approximately $40,400 in all other selling and administrative expenses as compared to the Fiscal YTD 2022 period. These increased expenses were partially offset by a reduction of approximately $489,600 in share-based compensation costs related to the vesting options granted in Fiscal 2021 and a reduction of public relations marketing expense of approximately $73,500.

Interest expense in Fiscal YTD 2023 decreased approximately $443,800 or 48%, to approximately $489,100 from approximately $932,900 in the Fiscal YTD 2022 period principally due to (i) Fiscal YTD 2022 including an approximately $56,700 interest accrual related to the settlement with a former employee (See Note 15), (ii) Fiscal YTD 2022 including an approximately $68,000 interest accrual for unpaid accounts payable to a related party, and (iii) the settlement of the Kopple litigation which resulted in the conversion of the Kopple notes payable into a new note. The new note does not begin to accrue interest until payment of the initial $3.0 installment, which was extended and to be paid by November 2022. The extension fees of $75,000 paid through November 30, 2022 and the accrued but unpaid forbearance fee of $130,000 were classified as additional interest, resulting in approximately $414,900 lower interest expense related to the Kopple notes as compared to Fiscal YTD 2022 (See Note 15 and Part II- Item 3 – Legal Proceedings). Partially offsetting those reductions in expense, Fiscal YTD 2023 included approximately $95,800 of interest expense on outstanding accounts payable and equipment loans.

Other income in the Fiscal YTD 2023 period was approximately $560,300 which represents the favorable change in the fair value of the derivative warrant liability for the nine-months, measured as of November 30, 2022. Comparatively, the revaluation of the derivative warrant liability in Fiscal YTD 2022, measured as of November 30, 2021, resulted in an unfavorable change in the fair value of approximately $594,700 for the nine-month period. Fiscal YTD 2022 also included a gain on the extinguishment of derivative liability of $44,620 associated with warrants that expired during the nine-month period. In addition, Fiscal YTD 2022 included an approximately $75,100 gain on extinguishment of debt in connection with the forgiveness of 100% of the principal and accrued interest related to the initial PPP loan obtained by the Company in April 2020.

Net loss for the nine-month period of Fiscal YTD 2023 decreased by approximately $1,213,700, to a loss of approximately $2,582,400 from a restated net loss of approximately $3,796,000 in the nine-month period of Fiscal YTD 2022. This was attributed to (i) additional net gain related to derivative liability valuation of approximately $1,155,000 and (ii) less interest expense of approximately $443,800, which were partially offset by (i) increased operating loss of $261,100 and (ii) a $75,100 gain on forgiveness of debt, and (iii) an approximately $4,300 gain on debt settlement.

Liquidity and Capital Resources

During the nine-month period ended November 30, 2022, the Company reported a net loss of approximately $2,582,400, and used cash in operating activities of approximately $2,254,000, and at November 30, 2022, had a stockholders’ deficit of approximately $20.2 million. These conditions raise substantial doubt regarding our ability to continue as a going concern for a period of at least one year from the date of issuance of these financial statements. In addition, the Company’s independent registered public accounting firm, in their report on the Company’s February 28, 2022, audited financial statements, raised substantial doubt about the Company’s ability to continue as a going concern.

The net loss of approximately $2,582,400 in the nine-month period ended November 30, 2022 as compared to the nine-month period ended November 30, 2021 restated net loss of approximately $3,796,000 was due to the first nine months of Fiscal 2023 having a significantly higher non-cash benefit from the change in fair value of the derivative warrant liability and substantially lower interest expense, partially offset by an increased operating loss, as noted above. A significant factor in both periods contributing to the negative operating cash flows is the low level of operating activities caused principally by the COVID-19 pandemic. As a result of the impacts of the COVID-19 pandemic, we may be required to raise additional capital and our access to and cost of financing will depend on, among other things, global economic conditions, conditions in the global financing markets, the availability of sufficient amounts of financing, and our future prospects.

 At November 30, 2022, we had cash of approximately $220,300, compared to cash of approximately $150,200 at February 28, 2022. Subsequent to November 30, 2022, the Company issued 442,424 shares of common stock in exchange for cash proceeds of approximately $146,000. Working capital deficit at November 30, 2022 was a $12.6 million deficit as compared to an $21.7 million deficit at February 28, 2022. The primary reason for the decrease in the deficit was the reclassification of approximately $8.1 million in notes payable-related party, including accrued interest, related to Kopple from current liabilities to long-term. The reclassification resulted from the Company reaching an agreement with Mr. Robert Kopple, a related party note holder, to resolve all litigation between the parties related to notes payable and accrued interest carried at a value of $12.1 million as of February 28, 2022. At November 30, 2022 and February 28, 2022, we had no accounts receivable.

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

In March 2022, the Company reached a settlement with the Kopple Parties that resolves all claims asserted against the Company without any admission, concession or finding of any fault, liability or wrongdoing on the part of the Company. Under the terms of the settlement, we have agreed to pay an aggregate amount of $10 million over a period of seven years; $3 million of which was originally to be paid in June 2022, and subsequently extended to January 2023, after which, interest will accrue on the unpaid balance at a rate of 6%, compounded annually. All amounts, including all accrued interest, are to be paid no later than eight years from the date of the initial payment. The Kopple Parties have also received seven-year warrants to purchase up to an aggregate of approximately 3.3 million shares of our common stock at a price of $0.85 per share. The settlement also provides for standard mutual general release provisions and includes customary representations, warranties, and covenants, including certain increases in the amount payable to the Kopple Parties and the right of such parties to enter judgment against the Company if the Company remains in uncured default in its payment obligations under the settlement. As of the date of this report, the Company has not yet paid the full $3,000,000 installment due to Kopple; having only made a partial payment of $150,000 in June 2022.

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

Remediation Plan

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We have increased our personnel resources and technical accounting expertise within the accounting function with the hiring of a new Chief Financial Officer as disclosed on Form 8-K filed with the Securities and Exchange Commission on February 17, 2022. We intend to hire one or more additional personnel for the finance and accounting function which will provide the manpower to perform timely and complete reviews of debt and equity transactions consistent with control objectives. The Company also plans to prepare written policies and procedures for accounting and financial reporting to establish a formal process to account for all transactions, including equity and debt transactions. The process of preparing and implementing these written policies and procedures began during the Company’s Fiscal 2023 second quarter, and continued into the Fiscal 2023 third quarter ended November 30, 2022. We plan to test our updated controls and remediate our deficiencies in the fourth quarter of fiscal year 2023.

The Company continues to remediate the findings contained in our Annual Report on Form 10-K, for the fiscal year ended February 28, 2022, issued on June 21, 2022.

Changes in Internal Control over Financial Reporting

There have been no other changes in our internal control over financial reporting during our fiscal quarter ended November 30, 2022, not previously identified in our Annual Report on Form 10-K, for the fiscal year ended February 28, 2022 and issued on June 21, 2022 which have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Since July 2017 the Company has been engaged in litigation with a former director, Robert Kopple, relating to more than $13 million and the current equivalent of the approximately 23 million warrants, exercisable for seven years at a price of $0.10 per share, which Mr. Kopple and his affiliated entities (collectively the “Kopple Parties”) claimed should have been originally issued to them pursuant to various agreements with the Company entered to between 2013-2016. In March 2022, the Company reached a settlement with the Kopple Parties that resolves all claims asserted against the Company without any admission, concession or finding of any fault, liability or wrongdoing on the part of the Company. Under the terms of the settlement, we have agreed to pay an aggregate amount of $10 million over a period of seven years; $3 million of which was originally to be paid in June 2022, and subsequently amended to extend the initial installment to January 2023, after which, interest will accrue on the unpaid balance at a rate of 6%, compounded annually. All amounts, including all accrued interest, are to be paid no later than eight years from the date of the initial payment. The Kopple Parties have also received seven-year warrants to purchase up to an aggregate of approximately 3.3 million shares of our common stock at a price of $0.85 per share. The settlement also provides for standard mutual general release provisions and includes customary representations, warranties, and covenants, including certain increases in the amount payable to the Kopple Parties and the right of such parties to enter judgment against the Company if the Company remains in uncured default in its payment obligations under the settlement. As of the date of this report, the Company has not yet paid the full $3,000,000 installment due to Kopple; having made a partial payment of $150,000 in June 2022.

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

In June 2022, Melvin Gagerman, the Company’s former CEO and CFO whose employment with Aura was permanently terminated in July 2019, brought suit against the Company for repayment of an allegedly unsecured demand promissory note in the principal amount of $82,000 which he claims was entered into in April 2014 and bears interest at a rate of 10% per annum. Despite the fact that, based on Gagerman’s allegations, the note was issued during a period when he was the Company’s CEO, CFO, Corporate Secretary and Chairman of Aura’s Board of Directors, Gagerman has stated that he does not possess a copy of the alleged promissory note. The Company disputes that any amount is presently owed to Gagerman and has filed a cross-complaint against him for, among things, conversion, violation of California Business& Professions Code §17200, and various breaches of fiduciary duty that the Company believes Gagerman committed against Aura, including without limitation, Gagerman’s actions in opposing the valid 2019 stockholder consent action.

ITEM 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A, “Risk Factors,” of the Company’s Fiscal 2022 Annual Report on Form 10-K issued on June 21, 2022.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine-months ended November 30, 2022, we issued 9,497,425 shares of common stock for cash proceeds of approximately $2,600,000. The proceeds from the sale were used for general working capital purposes and partial debt repayment.

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

Date: January 13, 2023	AURA SYSTEMS, INC.
(Registrant)

	By:	/s/ Cipora Lavut
Cipora Lavut
President