Form 10-K
period 2023-02-28
AURA SYSTEMS INC
filed 2023-05-26
CIK 826253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has fi led a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

On August 31, 2022, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $17,988,758. The aggregate market value has been computed by reference to the last sale price of the stock as quoted on the Pink Sheets quotation system on August 31, 2022. For purposes of this calculation, voting stock held by officers, directors, and affiliates has been excluded.

On May 19, 2023, the Registrant had 96,983,193 shares of common stock outstanding.

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

References in this Report to “we”, “us”, “the Company,” “Aura” or “Aura Systems” means Aura Systems, Inc. As used herein, reference to “Fiscal 2023” refers to the fiscal year ending February 28, 2023, “Fiscal 2022” refers to the fiscal year ending February 28, 2022, “Fiscal 2021” refers to the fiscal year ending February 28, 2021, reference to “Fiscal 2020” refers to the fiscal year ended February 29, 2020, reference to “Fiscal 2019” refers to the fiscal year ended February 28, 2019, reference to “Fiscal 2018” refers to the fiscal year ended February 28, 2018, reference to “Fiscal 2017” refers to the Fiscal year ended February 28, 2017, reference to “Fiscal 2016” refers to the fiscal year ended February 29, 2016, and reference to “Fiscal 2015” refers to the fiscal year ended February 28, 2015.

ii

PART I

ITEM 1. BUSINESS

Introduction

Aura Systems, Inc. (“Aura”), is a Delaware corporation founded in 1987. The Company innovated and commercialized the technology for Axial Flux Induction electric motors and generators. Aura’s axial flux induction motor technology (“AAFIM”) provides an industrial solution that does not use any permanent magnets, no rare earth elements, is smaller and lighter, uses significant less materials (just copper and steel), very high efficiency, significantly less copper, highly reliably, very robust, and no scheduled maintenance.

The industrial electric motor market is expected to grow from an estimated USD 113.3 billion in 2020 to USD 169.1 billion by 2026, at a CAGR of 6.9% during the forecast period1.

Electric motors are employed in infrastructure, major structures, and industries all around the world. Each year, almost 30 million motors are sold for industrial use alone2. Electric motors find application in a variety of equipment throughout industry. Common industrial applications include: (i) compressors, (ii) fans and blowers, (iii) heavy duty equipment, (iv) HVAC systems, (v) pumps and (vi) machine tools (lathes and mills, etc.).

The universal global trend for electrification has created in addition to the industrial demand for motors a very large demand for motors used in electric transportation for vehicles, planes, and boats (“EV”). In such applications, one or more electric motors are used for propulsion. Most electric motors currently used for electric mobility employ high energy permanent magnets3 due to their high efficiency and small size. The magnetic material is usually sintered neodymium–iron–boron (NdFeB) made or processed in China.

It is expected that over 100 million electric motors will be required per year by 2032 to meet the demand for the growing EV market4.

For Electric Vehicle applications, AAFIM provide efficiencies that are equal to or higher than ones provided by the best high energy permanent magnet solution (“PM”). AAFIM are smaller, have higher reliability, are more robust, have larger operating speed range, are not limited to 100 degrees C operating temperature for the equivalent PM machine. In addition, AAFIM costs are significantly lower than the equivalent PM machines.

The history of electric machines reveals that the earliest machines were, in fact, axial flux machines. However, after the first radial flux machines were demonstrated in the beginning of the 20th century, radial flux machines were accepted as the mainstream configuration. The reason for shelving the axial flux machines were multifold and can be summarized as follows: (i) strong axial magnetic attraction force between the stator and the rotor, (ii) fabrication difficulties such as cutting the slots in laminated cores, (iii) high cost involved in manufacturing the laminated stator core, (iv) difficulties in assembling the machine and keeping a uniform air gap and (v) providing a laminated rotor that can withstand the large centripetal forces.

[1]	Markets & Markets Electric Motor Market Published Date: November 2020 | Report Code: EP 3882
[2]	Precedence Research October 6, 2021
[3]	Will rare earth be eliminated in EV motor-Dr. James Edmondson November 2, 2020
[4]	Emerging Electric Motor Technologies for the EV Market September 28, 2021 Luke Gear

In recent years there has been great interest in axial flux topology for numerous industrial, commercial, and electric mobility motor and power generation applications. However, to date the commercial focus in axial flux motors has been designs using rare earth permanent magnets (“PM”). The use of rare earth permanent magnets in axial flux topology can be attributed to the historical belief that it is “difficult to manufacture a laminated rotor with a cage winding for an axial flux machine. If the cage windings are replaced with nonmagnetic high conductivity (Cu or AL) homogenous disk or steel disk coated with Cu layer, the performance of the machine drastically deteriorates” (Axial Flux Permanent Magnet Brushless Machines by Jacek F Gieras, Rong-Jie Wang and Maarten K Kamper 2008).

Aura Systems with its axial flux induction technology solved the issues related to the rotor back in 2002 and has shipped over 11,000 axial flux induction machines in the 5-15 kW range to numerous military and commercial users. Aura’s proprietary rotor does not require any laminates and provides the structural integrity to withstand very large centripetal forces while, at the same time, providing the proper electric and magnetic properties without the usual issues associated with a solid rotor or a steel disk coated with a copper layer.

ID TechEX research forecasts a huge increase in demand of axial flux motors over the next 10 years, with first applications in high performance vehicles and certain hybrid applications5.

Aura has during the last few years optimized its axial flux induction machine technology (no PM) where the performance (efficiency, torque, energy density) is now equal to or greater than the very best of both axial and radial permanent magnet machines. Of course, this is done using only copper and steel with aluminum for housing at a fraction of the cost of equivalent PM machines.

Aura’s Axial Flux Induction technology is the culmination of decades of cutting-edge electromagnetic research and more than $150 million in development by Aura scientists and engineers. Aura’s axial flux induction technology used for mobile power generation was first used in a combat zone by U.S. forces in the U.N actions in the Balkans and since then, the U.S. military has used it in combat zones in both Iraq and Afghanistan. To date the Company shipped over 11,000 systems for mobile power applications in the 5-15 kW range of which over 3,000 systems were for various military applications.

Aura’s Axial Flux Induction Machine has inherited advantages such as (i) no rare earth or any other kind of permanent magnets, (ii) significantly less copper (60% less) than equivalent traditional induction motors, (iii) significantly higher energy density, (iv) fewer overall materials, and (v) high efficiency. In addition, being an induction machine, Aura’s solution does not have any brushes or commutators and therefore do not have any potential for sparks.

Aura’s Axial Flux induction (“AAFIM”) Competitive Edge

○	Performance- AAFIM provides the highest power density across all other known motor technologies with energy density of more than 76 kW/liter for machines in the 250-kW range. In addition, Aura’s solution provides efficiencies that are higher than any other solutions for commercial and industrial applications. For 250 kW EV applications Aura’s designs show efficiency of 97.5%. AAFIM solution also has significantly lower rotor inertia than other solutions. This increases the machine efficiency even further since it requires less input torque to move the rotor.

○	Size and weight-Aura’s solution is significantly smaller in volume and has lower weight than any known solution for equivalent power rated machines (even includes PM machines). When compared to traditional radial flux (“RF”) induction machines, AAFIM has less than 50 % of the weight and more than 50% reduction in volume. The AAFIM pancake design creates a solution that can be integrated with vehicles and boats for seamless exportable power.

○	Cost-AAFIM provides a significant cost advantage over equivalent induction and PM machines. The cost advantage comes from (a) the higher energy density which means less materials and (b) in the case of PM machines significant cost advantage for equivalent machines by just elimination of the permanent magnets. When compared to radial flux induction, Aura’s solution uses approximately 60% less copper. Due to the fractional materials used and the simple manufacturing processes Aura’s high-performance machines are less expensive to manufacture than other equivalent machines.

○	Other Advantages-Aura’s solution is extremely reliable with the only components to wear out are the bearings. AAFIM do not require any scheduled maintenance and the only materials used are copper and steel for the active components and aluminum for the housing. These materials are readily available everywhere and are not controlled by any country or political group. In addition to the performance, Aura’s rotor lends itself to mass manufacturing. Many of Aura’s axial flux induction machines have been operating for twenty years and have shown remarkable reliability.

[5]	Emerging Electric Motor Technologies for the EV Market September 28, 2021 Luke Gear Electric motors

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

Our more recent efforts have also resulted in the development of the following upgraded optimum designs:

Power level	Operating speed (RPM)	Diameter (active) mm/in	Application	Axial length (active) mm/in	Efficiency
4 kW	3,600	130/5.12	Water Pump	90/3.54	91+%
10 kW	2,500-13,000	175/6.89	Mobile power	105/4.13	92+%
30 kW	2,500-13,000	220/8.66	Mobile Power	89/3.5	93+%
250 kW	5,000 base-20,000	220/8.66	Electric Vehicles	86/3.4	97.5%

In March 2019, stockholders of the Company represented a majority of the outstanding shares of the Company’s common stock delivered signed written consents to the Company removing Ronald Buschur, William Anderson and Si Ryong Yu as members of the Company’s Board and electing Ms. Cipora Lavut, Mr. David Mann, and Dr. Robert Lempert as directors of the Company in their stead. Because of Aura’s refusal to recognize the legal effectiveness of the consents, in April 2019 the stockholders filed suit in the Court of Chancery of the State of Delaware pursuant to Section 225 of the Delaware General Corporations Law, seeking an order confirming the validity of the consents. On July 8, 2019 the Court of Chancery entered final judgment in favor of the stockholder plaintiffs, confirming that (a) Ronald Buschur, Si Ryong Yu and William Anderson had been validly removed by the holders of a majority of the Company’s outstanding stock acting by written consent (b) Ms. Lavut, Mr. Mann and Dr. Lempert had been validly elected by the holders of a majority of the Company’s outstanding stock acting by written consent, and (c) the Company’s Board of Directors validly consists of Cipora Lavut, David Mann, Robert Lempert, Gary Douglas and Salvador Diaz-Versón, Jr. See Item 3, Legal Proceedings for more information. Following this ruling by the Court of Chancery, the newly confirmed Board of Directors terminated the employment of Melvin Gagerman, who had served as CEO and CFO of the Company since 2006, and installed Ms. Lavut as President, Mr. Mann as Chief Financial Officer and Dr. Lempert as Secretary of the Company. In February 2022, Mr. Steven Willett was appointed the Company’s CFO.

Impact of the COVID-19 Pandemic

The COVID-19 global pandemic has negatively affected the global economy, disrupted global supply chains, and created extreme volatility and disruptions to capital and credit markets in the global financial markets. We began to see the impact of COVID-19 during our fourth quarter of Fiscal 2020 with our Chinese joint venture’s manufacturing facilities being required to close and many of our customers suspending their own operations due to the COVID-19 pandemic. As a result, net sales and production levels during the fourth quarter of Fiscal 2020 and the entirety of Fiscal 2021, Fiscal 2022 and Fiscal 2023 were significantly reduced, thus impacting our results of operations during these fiscal periods.

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

As of the filing of this Annual Report on Form 10-K on May 26, 2023, the extent of the impact of the COVID-19 pandemic on our business, financial results and liquidity will depend largely on future developments, including the effectiveness of vaccination programs globally, the impact on capital and financial markets and the related impact on our customers, especially in the commercial vehicle markets. These future developments are outside of our control, are highly uncertain and cannot be predicted. If the impact is prolonged due, for example, to variant strains of the COVID-19 having an adverse impact, then it can further increase the difficulty of planning for operations and may require us to take further actions as it relates to costs and liquidity. These and other potential impacts of the COVID-19 pandemic will continue to adversely impact our results for the current year, Fiscal 2024, and that impact could be material.

Business Arrangements

During Fiscal 2018 and Fiscal 2019, the Company’s engineering, manufacturing, sales, and marketing activities were reduced while we focused on renegotiating numerous financial obligations. During this time, the Company’s agreements with numerous customers, third party vendors, and organizations and entities material to the operation of the Company business were canceled, delayed or terminated. During Fiscal 2018, the Company successfully restructured in excess of $30 million of debt. Also, during Fiscal 2018, the Company signed a joint venture agreement with a Chinese company to build, service and distribute AuraGen® mobile power products in China. Under the Jiangsu Shengfeng joint venture agreement, the Chinese partner owns 51% of the joint venture and the Company owns 49%. The Chinese partner contributed a total of approximately $9.75 million to the venture principally in the form of facilities, equipment, and approximately $500,000 of working capital while the Company contributed $250,000 in cash as well as a limited license. The limited license sold to the joint venture, however, does not permit the venture to manufacture the AuraGen® rotor; rather, the joint venture is required to purchase all rotor subassemblies as well as certain software elements directly from the Company. During Fiscal 2018, Jiangsu Shengfeng placed a $1,000,000 order with the Company including a $700,000 advance payment of which the Company has failed to deliver product in accordance with the order received. On November 20, 2019, the Company reached a preliminary agreement with Jiangsu Shengfeng regarding the return of $700,000 previously advanced to the Company. The preliminary agreement reached consists of a non-interest-bearing promissory note and a payment plan pursuant to which the $700,000 was to be paid over an 11-month period beginning March 15, 2020, through February 15, 2021. The preliminary agreement was subject to the JV continuous operation. However, starting in January 2020 the JV was shut down by the Chinese authority due to the COVID-19 virus, and as of the date of this filing, the JV operation has not restarted. As of February 28, 2023, the unpaid balance of $700,000 was reported as part of notes payables – related party in the accompanying financial statements. During Fiscal 2020, the Company recorded an impairment expense of $250,000 to fully write-off the Jiangsu Shengfeng investment due to the uncertainty of the operation.

In Fiscal 2020 stockholders of the Company successfully removed Ronald Buschur, William Anderson and Si Ryong Yu from the Company’s Board of Directors and elected Ms. Cipora Lavut, Mr. David Mann and Dr. Robert Lempert as directors of the Company in their stead. See Item 3, Legal Proceedings for more information. Also, in Fiscal 2020, Melvin Gagerman, Aura’s CEO and CFO since 2006, was replaced. In July 2019 Ms. Lavut succeeded Mr. Gagerman as President and Mr. Mann succeeded Mr. Gagerman as CFO. Dr. Lempert was appointed as Secretary of the Company by the Board of Directors also in July 2019. In February 2022, Mr. Steven Willett was appointed CFO. During the second half of Fiscal 2020, the Company began significantly increasing its engineering, manufacturing and marketing activities. Since July 8, 2019, the date of the management change, through the end of Fiscal year 2023, the Company has shipped approximately 155 units.

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

As a result of the COVID-19 pandemic, we have experienced varying degrees of business disruptions and periods of closure of our corporate facilities as have our customers, suppliers, and vendors, resulting in significant adverse impacts to our operating results. Resurgences in certain parts of the world resulted in further business disruptions periodically throughout Fiscal 2022 and Fiscal 2021. Such disruptions have continued into Fiscal 2023, impacting our business.

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

Electric motor are the main users of electricity, accounting for approximately 53% of the global demand for electricity. Over 65% of the energy used to support electric motors is used for industrial motor systems.6 The industrial electric motor market is expected to grow from an estimated USD 113.3 billion in 2020 to USD 169.1 billion by 2026, at a CAGR of 6.9% during the forecast period.72. The increase in global electricity consumption, and the use of electrical equipment and machines in different industries and the renewables sector are major factors driving growth in the electric motor market during the forecast period.

Electric motors are employed in infrastructure, major structures, and industries all around the world. Each year, approximal 30 million motors are sold for industrial use alone.8 Electric motors find application in a variety of equipment throughout industry. Common industrial applications include: (i) compressors, (ii) fans and blowers, (iii) heavy duty equipment, (iv) HVAC systems, (v) pumps and (vi) machine tools (laths and mills etc.) Electric motors and generators are one of the most important tools in modern day life.

Numerous studies show a high potential for energy efficiency improvement in motor systems. Specifically, system optimization approaches which address the entire motor system demonstrate high potential for energy savings. For most countries the saving potentials for energy efficiency improvements in motor systems with best available technology lie between 9 and 13 percent of the national industrial electricity demand.9

Aura’s machines use approximately 60% less copper, are approximately 1/3 the size and weight and are more efficient than the equivalent traditional radial flux (“RF”) induction machine.

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

[6]	Identification of Technoeconomic Opportunities with the Use of Premium Efficiency Motors as Alternative for Developing Countries -Julio R. Gómez etc. Published: October 16, 2020
[7]	Markets & Markets Electric Motor Market Published Date: Nov 2020 | Report Code: EP 3882
[8]	Precedence Research October 6, 2021
[9]	Energy efficiency in electric motor systems- UN industrial Development Organization Venna 2012

It is rather interesting to note that, while electric motors have been around for more than 200 years, technical information on electric motors in EVs is very scarce and generally only found in niche technology sites. Most EV literature only notes the motor’s relative quietness, its torque response, its simplicity, and long-term low maintenance requirements. Most of the space dedicated to the powertrain (motor, motor- controller and some cases a gear box) is focuses, instead, on the battery—its size and weight, where it sits, the range, how long it takes to fully charge, etc. Yet, the majority function of the battery system is to support the electric motors and its controller.

In addition to the batteries, the electric motor and supporting power electronics are critical components of EV drivetrain. It is expected that over 100 million electric motors will be required per year by 2032 to meet the demand for the growing EV market10 (where would all the rare earths come from to support 100 million motors per year?).

The global Electric Vehicle Market size is projected to grow from 4 million units in 2021 to 34.76 million units by 2030.11 The AC motor (most power by alternating current) is expected to witness the fastest growth in the electric motor market during the forecast period.

The global electric powertrain market (electric motor, plus motor controller plus a gear box) size is projected to surpass around US$ 200 billion by 2027 and growing at a CAGR 13.8%. The motor/generator component expected to show lucrative growth over the analysis period attributed to the escalated penetration of plug-in hybrid battery electric vehicle (“PHEV”) and battery electric vehicle (“BEV”) across the globe.12

There are several key performance metrics for electric motors. Power and torque density enables improved driving dynamics in a smaller and lighter package, with weight and space being at a premium in EVs. Another critical area is efficiency. Improving efficiency means that less energy stored in the battery is wasted when accelerating the vehicle, resulting in improved range from the same battery capacity. Smaller motor system weight will also contribute to increase in range since less weight needs to be moved.

Most electric motors currently used for electric mobility employ high energy permanent magnets.13 The magnetic material is usually sintered neodymium–iron–boron (NdFeB) made or processed in China. Neodymium is one of the rare earth elements. China has around a third of all rare earth reserves and around 80% of global production.14 In 1987 the Chinese President Deng Xiaoping famously said, “the middle East has Oil; China has rare earths”. An Oxford Analytics Expert briefing on July 30, 2020, states that “(i) Permanent Magnets will account for 3⁄4 of rare earth demand by 2030 up from 1⁄4 in 2020 and (ii)Electric vehicles and offshore wind will drive demand and be most vulnerable to supply shocks”.

Permanent magnet (“PM”) machines can be extremely light in weight and highly efficient. In PM machines the magnetic field B is fixed by the magnets and the only way to change this is with a bucking field. These bucking currents result in increase in temperature that could affect the magnetization of the permanent magnets.

In PM machines the operating temperature must be kept at below 100oC because at that temperature the magnets start to lose some of their magnetization and at 180oC they become completely demagnetized. However, in EV applications at low speed, one needs to use a lot of current (generating high heat) to get the required torque; similarly, at high speeds one needs a lot of current for the bucking fields to reduce the B field. Thus, PM machines for electric mobility require a very complex cooling system. All the components in the machine are designed for maximum specifications but operationally the machine is limited by temperature requirements of the magnets. The cost of such machines is high due to (i) The permanent magnets, (ii) the complex cooling system and (iii) complex controller.

[10]	Emerging Electric Motor Technologies for the EV Market Sep 28, 2021 Luke Gear
[11]	Market & market Electric Vehicle Market May 2021 Report code AT4907
[12]	Precedence research June 9, 2021
[13]	Will rare earth be eliminated in EV motor-Dr. James Edmondson Nov 2-2020
[14]	Vikendi December 29, 2021

In addition to the cost issues, the permanent magnets are subject to the economic and political control of China. There is always the possible situation that China economically weaponizes rare earth and stops sending the refined product to the U.S so they cannot be used in weapon systems or commercial applications such as electric vehicles.15 In the past during political disputes China threatened to cease export of rare earths.16

As to environmental, rare-earth magnets used in EV applications are responsible for major environmental pollution. The extraction of rare earths “produce mountains of toxic waste, with high risk of environmental and health hazards. For every ton of rare earth produced, the mining process yields 13-kg of dust, 9,600-12,000 cubic meters of waste gas, 75 cubic meters of wastewater, and one ton of radioactive residue. This stems from the fact that rare earth element ores have metals that, when mixed with leaching pond chemicals, contaminate air, water, and soil. Most worrying is that rare earth ores are often laced with radioactive thorium and uranium, which result in especially detrimental health effects. Overall, for every ton of rare earth, 2,000 tons of toxic waste are produced.”17

Unlike the PM machines, Aura’s axial flux induction machines do not use any permanent magnets and therefore the controller can change the B fields since B is proportionate to the voltage divided by the frequency (V/f). Thus, the Aura machine, when operated with a smart inverter, has an advantage over a PM machine. The Aura machine has a smaller volume, equal or better efficiency, more reliable and a large cost advantage. This advantage becomes increasingly important as performance is increased.

Mobile and Remote Power Applications

The global generator sales market was $20.3 billion in 2019 and is estimated to reach $27.16 billion by 2027 (Fortune Business Insight). Most industries dealing with construction and infrastructure rely on mobile generators to support modern computers, digital sensors and instruments as well as electrical driven tools. Current automotive alternators cannot supply the existing demanded power for many such applications and thus the common solution is the use of stand-alone gensets (often referred to a “Auxiliary Power Units” or simply “APUs”). These APUs, however, (i) consume large amounts of fuel, (ii) are heavy and bulky and accordingly must often be towed on trailers, and (iii) require constant maintenance. Additionally, traditional APUs are generally not considered to be environmentally friendly power solutions based on their high fuel consumption, loud operating noise levels, and the emissions they secrete into the air. In comparison, the AuraGen® system is small and light enough to generally be integrated directly into existing vehicles, does not require maintenance, nor do they require any set-up or tear-down time. In addition, there is no heavy lifting required and to contact with hot surfaces. The AuraGen® operation when integrated in a vehicle or a boat is completely seamless and transparent to the user.

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

In addition, numerous leisure users are increasingly demanding mobile power for use of air-conditioning, appliances and other amenities.

[15]	China Maintains Dominance in Rare Earth Production-National defense 9/8/21 by Stew Magnuson
[16]	Supercomputers Predict rare earth Market Vulnerability-National defense 9/9/21 by Stew Magnuson
[17]	Not so “green” technology: the complicated legacy of rare earth mining 12.Aug.2021 Harvard International Review

Beside stand-alone gensets (often referred to “auxiliary power units” or simply “APU” s), all automotive users rely on integrated alternators in their vehicles for such things as navigation systems, electric seating, electric windows, sound/ phone systems and lights. In 2019 alone, 87.9 million passenger vehicles were sold globally18 (each one used an alternator). The market for automotive alternators is presently dominated mainly by four companies: Denso, Valeo, Mitsubishi Electric, and Hitachi Automotive. These companies jointly control nearly 80% of the global market. The compact size and significant increase in efficiency of the AuraGen® provides an ideal replacement (fit and form) for high output automotive alternators while offering higher efficiency, longer lifetime and the flexibility of multi types of voltage both AC and DC. Recently, the Company completed the design for a 10-kW alternator with diameter of less than 8 inches and axial length of less than 6 inches. The new 10 kW alternator will provide the full 10 kW power at alternator speeds of 2,500-13,000 rpm with efficiency higher than 92%.

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

Electric Motors

There are four (4) basic approaches for electrical machines: (i) the rotor can be electrically excited such that it creates a magnetic field with constant orientation (as in synchronous machines) that usually uses brushes and or commutators; (ii) the shape of the rotor can induce reluctance variations in the stator (as in switched reluctance machines); (iii) the rotor can be permanently magnetized with permanent magnets (“PM “) as in brushless DC machines; and (iv) the rotor field can be induced from the stator due to the rotor’s structure as in induction machines. Our axial flux technology is an induction machine.

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

Reluctance machines have no windings in the rotor, only a ferromagnetic material shaped so that “electromagnets” in the stator can “grab” the teeth in the rotor resulting in a slight movement. The electromagnets are then turned off, while another set of electromagnets is turned on to move the stator further. Reluctance machines are also sometimes referred to as “step motors” as a result of the step-like movement. These machines are suited for low speed and accurate position control. Reluctance machines can be supplied with PMs in the stator to improve performance. The “electromagnet” is then “turned off” by sending a negative current to the coil. When the current is positive the magnet and the current cooperate to create a stronger magnetic field, which will improve the reluctance machine’s maximum torque without increasing the current’s maximum absolute value.

PM machines have permanent magnets in the rotor which set up a magnetic field. The magnetic field is created by modern PMs (Neodymium Iron Boron magnets “NeFeB”), which means that PM machines have a higher torque/volume and torque/weight ratio than machines with rotor coils under continuous operation.

In general, it is usually possible to overload electric machines for a short time until the current in the coils heats parts of the machine to a temperature which causes damage. However, PM machines are very sensitive to such overloads because too high of a current in the coils can create a magnetic field strong enough to demagnetize the magnets. The majority (80%) of NeFeB magnets are produced in China. Magnax and many other are examples of Companies using such an approach.

[18]	Motor Intelligence. Automotive alternator market growth trends forecast 2021-2026

AC induction machine (no PM) is the most common electrical machine in use today. A changing magnetic field in the stator induces a current in the rotor. The current in the rotor produces its own magnetic field, which then interacts with the magnetic field of the stator, causing the rotor to turn. The name induction comes from the fact that current is induced in the rotor by the changing magnetic field of the stator. Radial flux induction machines have been the workhorse of industry due to their robustness, attractive cost, and ease of control; however, they are relatively, heavy and bulky. On the other hand, Aura’s axial flux (“AF”) induction machines, have all of the advantages of the radial flux machines but with the advantage of higher energy density and higher efficiency resulting in a smaller and lighter machine with equivalent or better performance. Unlike the PM machines, induction machines do not use any permanent magnets and therefore the controller can change the B fields since B is proportionate to the voltage divided by the frequency (V/f).

Although our axial flux induction technology provides significant advantages in both cost (significant less copper, steel and aluminum), size/weight and performance, most of our competitors have far greater financial, technical, and marketing resources than we have. They have larger budgets for research, new product development and marketing, and have long-standing customer relationships.

Key players in the market are (i) Nidec Motor Corporation, (ii) ABB Ltd., (iii) Siemens AG, (iv) WEG Electric Corp, (v) Regal Beloit Corporation, (vi) Wolong, and (vii) Teco Westinghouse.

Generators

There are five basic approaches used in mobile generators.

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

Earth-Forward, Green Technology. The AuraGen® system is significantly more environmentally friendly than traditional motors and generators. Because of its extreme efficiency and smaller size, the AuraGen® system utilizes fewer resources and materials to manufacture (in particular less than 60% of the copper). When used in power generation, the AuraGen® uses a vehicle’s primary automotive engine, which is already highly regulated for environmental protection. Traditional mobile power solutions, in comparison, use small, less efficient, auxiliary engines that produce significantly higher levels of emissions per unit of power output than the automobile engine.

Durability; No Scheduled Maintenance. The AuraGen® motor/generator solution does not require any scheduled maintenance. The historical failure rate for Aura’s machines over a 20-year period is less than 0.5%. The bearings are rated for 28,000 hours.

Aura’s axial flux induction (no PM) can be summarized as:

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

Electric motors for electric delivery trucks. We are exploring the use of our axial flux induction machine to be integrated into electric delivery trucks. This application would require 150 to 350 kW machines that will use 800VDC buss system. We now have an initial electromagnetic design for a 150-kW with over 96% efficiency. We expect to have an optimized design by the fourth quarter of 2023.

Electric motors for high end electric cars. We are exploring the use of our axial flux induction machine to be integrated into high end electric cars. This application would require approximately 250-300-kW machine that will use 800VDC buss system and will operate at 20,000 RPM. We now have a completed axial flux induction (no PM) design with energy density of 77 kW per liter (the best other known design is approximately 40 kW/liter using rare earth permanent magnets) and efficiency of 97.5%. Our optimized design has an active diameter of 220 mm (8.66 inches) and active axial length of 86 mm (3.4 inches).

Drive motors for electric boats- We started to explore the possibility of using our axial flux induction machine as a drive motor for small to medium electric boats.

Mobile power generation

Military market. One focused market for the Company’s VIPER solution is military applications. The global military land vehicles market is expected to grow by 29% through 2022, increasing to $30.33 billion by 2022.19 While traditional markets for military vehicles such as the U.S. are choosing to upgrade and maintain existing fleets rather than replace aging vehicles, other regions are looking to purchase new units, which also provides maintenance and upgrade opportunities. The active number of military vehicles was estimated at over 408,000 in 2012 and is expected to increase to slightly over 418,000 by 2021. New vehicle procurement is expected to decline in western defense and increase in emerging markets of APAC and the Middle East.

Automotive alternators. In 2019, 87.9 million units of passenger cars were sold globally,20 each one used an alternator. The market for automotive alternators is dominated mainly by four companies: Denso, Valeo, Mitsubishi Electric, and Hitachi Automotive. These companies jointly control nearly 80% of the global market. The compact size and significant increase in efficiency of the AuraGen® provides an ideal replacement (fit and form) for high output automotive alternators.

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

Transport Refrigeration (“TRU”). The main competitors for the all-electric TRU are traditional diesel-based solutions provided by Thermo-king and Carrier. The diesel based comparable systems provided by Thermo-king and Carrier are somewhat less expensive than our AuraGen® all-electric solution, however the diesel solutions require frequent maintenance and the utilization of a separate diesel engine that consumes additional fuel every operating hour. In addition, the diesel solution emits harmful emissions that have been recognized by the U.S. Environmental Protection Agency, California’s Air Resource Board and others as dangerous pollutants and are increasingly subject to federal and state regulations. A CARB 2015 report “Technology Assessment Transport refrigeration” cites and provides an analysis of our solution that can be applied for significant pollution reduction and fuel savings for truck-based transport refrigeration.

[19]	John Keller July 10, 2014 Military and Aerospace Electronics
[20]	Motor Intelligence. Automotive alternator market growth trends forecast 2021-2026

Facilities, Manufacturing Process and Suppliers

During Fiscal 2023 and Fiscal 2022, the Company occupied approximately 18,000 square feet of space in Lake Forest, California. In early Fiscal 2022 the Company consolidated all its administrative offices and operations into this new modern stand-alone facility. The Lake Forest facility is subject to a lease agreement with a 66-month lease period effective from February 2021, through August 31, 2026. The monthly base lease rate for the Lake Forest Facility is currently $23,533 per month with a 3% annual escalation. We expect to expand operations next year that will require additional space.

As the Company continues to expand operations, we will need to renew relationships and contracts with our suppliers or locate suitable new suppliers for subassemblies and other components.

Research and Development

We believe that ongoing research and development is important to the success of our product in order to utilize the most recent technology, develop additional products and additional uses for existing products, stay current with changes in vehicle manufacture and design and to maintain an advantage over potential competition. Our engineering, research and development costs for Fiscal 2023 was approximately $0.9 million compared to approximately $0.6 million in Fiscal 2022. In Fiscal 2023 we have completed the design for (i) 4 kW motor for water pump applications, (ii) a new optimized 10 kW mobile power solution smaller and higher efficiency of the older design, (iii) a new 30 kW optimized mobile power solution and (iv) a 250-kW motor solution for EV applications. In addition, during fiscal 2023 we made significant engineering progress in the design of novel innovative active cooling solutions for very high energy density motors and generators. We expect to finalize this innovation during the second quarter of 2023.

Patents and Intellectual Property

Our intellectual property portfolio consists of trademarks, proprietary know-how, trade secrets, and patents. Historically the Company obtained over 70 patents in electromagnetic and electrooptical technologies.

The basic philosophy followed by Aura is to build layers of defense to protect the Company’s IP. This is achieved through the development of fundamental patents and surrounds them with application patents. The detailed fabrication of the rotor is kept as a trade secret since this is a critical component in Aura’s proprietary intellectual assets.

The challenges of implementing a patent philosophy are based on cost. Patent maintenance costs are expensive, particularly international patents. In order to maximize a limited budget, our approach is to first file a number of new US patents. This will provide a year before international patents need to be filed.

Current active patents are (i) Patent 8720618 Issued date 5/3/2014, (ii) Patent 6700214 Issued date 3/2/2004, and (iii) Patent 6700802 Issued date 3/2/2004.

We expect over the next 12 months to file new technology patent applications covering:

1.	Topology (several patents)

Using different number of stators (one or more) and rotors (one or more) to reach wide range of speed and torque. Also, utilization of optimal topology makes capability to achieve high power/torque density which is a key component for the electric vehicle (EV) and electric airplane (EA) industries.

2.	Stacking

Using new laminations, the hysteresis and eddy current losses decrease. So, a capability is made to increase the efficiency of these machines as the most important parameter for electric machines evaluation.  Moreover, these laminations deliver higher saturation profile to reach high torque density which is very important for the EV and EA industries.

3.	Winding (several patents)

New winding patterns can be made to increase current density for increasing the torque density and the power density.

4.	Cooling system (several patents)

Development of novel cooling systems which make better heat dissipation is used to reach highest torque and power density.

5.	Vibration and noise (several patents)

Implementation of new methods for vibration and noise reduction is the key component for electric machines which are used in home appliances, EV and EA.

6.	Materials

Using new developed alloys help to decrease losses, increase efficiency, magnify torque, and power density. The alloy steel used in the stator cores, alloy casting used for rotor and alloy aluminum used for enclosure have essential influences on the machine performance.

7.	Advanced Automotive alternator

Current air-cooled automotive alternators are power limited to around 1.5 kW. A new design using Aura’s axial flux induction will increase the power to 3.5-5 kW at the same size as current automotive alternators at a lower reduced cost.

8.	Integration of inverter components with motor (2 in 1 integration)

Higher integration will lead to better overall efficiency and smaller packaging.

In addition, we also plan to file specific motor application patents for (i) Drone usage, (ii) Pump usage, (iii) Compressors, (iv) Fans and Blower usage, (v) Machine tools usage, (vi) Specific 2-and 4-wheel EV usage and (vii) Airplane/air taxi applications.

For mobile power applications we plan to file a number of patent applications for (i) military usage, (ii) Hybrid APU, (iii) diesel power Cell tower usage, (iv)water treatment plants and (v) marine usage.

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

Employees

As of the date of this filing, the Company has a total of eight (8) full-time employees in research and development, sales, operations and administration. Additionally, the Company engages independent contractors, on an as-needed basis, to support various areas of the business. During Fiscal 2023 we engaged two independent contractors to support engineering developments, and during Fiscal 2022 we engaged three independent contractors, two to support engineering developments, and one for accounting support.

Significant Customers

In Fiscal 2023, one significant customer, CBOL, accounted for 55% of revenues. In Fiscal 2022, there were four customers that accounted for over 10% individually of the Company’s revenues, however no customer is considered significant.

Backlog

As of the date of the filing of this Annual Report on Form 10-K, the Company has approximately $15K in backlog of orders. In addition, during March 2023, the Company entered into an agreement with Hippo Multipower(“Hippo”) to provide a minimum of 525 units over the next three (3) years of the Company’s proprietary Axial Flux Induction Motors to Hippo in support of their contract with the US government. The value of this minimum quantity of units is approximately $8.5 million. Deliveries under this contract are expected to begin during the second quarter of the Company’s Fiscal 2024.

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

Except for Fiscal 2018 and Fiscal 2021, in each fiscal year since our reorganization in 2006, we have reported losses. For Fiscal year 2023, we recorded a net loss of $3.4 million.  We continue to need substantial funds for the development of new products, enhancement of existing products and in order to expand sales. However, sales of our products have not increased as we expected them to and may never increase to the level that we need to expand our operations, or even to sustain them. We can provide no assurance as to when, or if, we will be profitable in the future. Even if we achieve profitability, we may not be able to sustain it.

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

During the fiscal year ended February 28, 2023, the Company incurred a net loss of approximately $3.4 million and had negative cash flows from operating activities of approximately $3.1 million and at February 28, 2023, had a stockholders deficit of approximately $20.3 million and a working capital deficit of approximately $13.7 million. In addition, as of February 28, 2023, notes payable with an aggregate balance of $5.1 million and accrued interest of $1.1 million are past due. These factors raise substantial doubts about the Company’s ability to continue as a going concern within one year of the date that these financial statements are issued. As a result, our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of and for the year ended February 28, 2023, with respect to this uncertainty. We do not have any sufficient committed sources of capital and do not know whether additional financing will be available when needed on terms that are acceptable, if at all. This going concern statement from our independent public accounting firm may discourage some investors from purchasing our stock or providing alternative capital financing. The failure to satisfy our capital requirements will adversely affect our business, financial condition, results of operations and prospects.

The effects of a pandemic or widespread outbreak of an illness, such as the COVID-19 pandemic, has had and could continue to have a material adverse impact on our business, results of operations and financial condition.

The outbreak of COVID-19 was declared a pandemic by the World Health Organization (“WHO”) during our fourth quarter of Fiscal 2020 and continues to impact our operations and cash flows up to the filing date of this Annual Report for Fiscal 2023. We have implemented measures to mitigate the impact of the COVID-19 pandemic. We expect our Fiscal 2024 results of operations to be less impacted, however still adversely affected by the COVID-19 pandemic.

As a result of the COVID-19 pandemic, we have experienced varying degrees of business disruptions and periods of closure of our corporate facilities, as have our customers, partners, suppliers, and vendors, as described in Item 1 — “Business — Recent Developments.” Collectively, these disruptions have had a material adverse impact on our business throughout Fiscal 2023 and Fiscal 2022. Despite the introduction of COVID-19 vaccines, the pandemic remains highly volatile and continues to evolve. Accordingly, we cannot predict for how long and to what extent this crisis will continue to impact our business operations or the global economy as a whole. Potential impacts to our business include, but are not limited to:

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

Our axial flux induction technology is geared toward industrial, commercial and EV motor users, and in addition, our mobile power solution is geared to end-markets such as commercial vehicles, communications, transportation industries, and consumer and industrial equipment markets. Factors negatively affecting these industries also negatively affect our business, financial condition and results of operations. Any adverse occurrence, including industry slowdown, recession, costly or constraining regulations, excessive inflation, prolonged disruptions in one or more of our customers’ production schedules or labor disturbances, that results in significant decline in the volume of sales in these industries, or in an overall downturn in the business and operations of our customers in these industries, could materially adversely affect our business, financial condition and results of operations.

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

We will need additional capital in the future to meet our obligations and financing may not be available. During Fiscal 2023 and Fiscal 2022, the Company increased its engineering and manufacturing activities, but it still struggled with meeting its financial requirements. If we cannot obtain additional capital, we will not be able to continue our operations.

As a result of our operating losses, we have largely financed our operations through sales of our equity securities. Beginning with Fiscal 2017, the Company significantly reduced its engineering, manufacturing, sales, and marketing activities to focus on renegotiating numerous financial obligations and conserving cash. For Fiscal 2023 and Fiscal 2022, we had approximately $3.1 million negative and $2.6 million negative cash flows from operations, respectively, due primarily to the impact of the COVID-19 pandemic. The Company’s engineering and manufacturing activities remained limited due to our inability to increase sales and raise significant amounts of new financing. Our ability to continue as a going concern is directly dependent upon our ability to obtain additional operating capital and generating sufficient operating cash flow. The impacts of the COVID-19 pandemic, increased interest rates and inflation have caused significant uncertainty and volatility in the credit markets and there can be no assurance that lenders or investors will make additional commitments to provide financing to us under current circumstances. As a result of the impacts of the COVID-19 pandemic, we may be required to raise additional capital and our access to and cost of financing will depend on, among other things, global economic conditions, conditions in the global financing markets, the availability of sufficient amounts of financing, and our prospects. If we are unable to obtain additional funding as and when we need it, we will not be able to recommence operations or undertake our planned expansion.

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

We have been and may in the future become subject to various legal proceedings and claims that arise in or outside the ordinary course of business. Certain current lawsuits and pending proceedings are described under Part I, Item 3. “Legal Proceedings.”

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

We currently have, and will likely continue to have, a substantial amount of indebtedness and obligations to pay interest from various financing and settlement arrangements. Our indebtedness and interest obligations could, among other things, make it more difficult for us to satisfy our debt obligations, require us to use a large portion of our cash flow from operations to repay and service our debt or otherwise create liquidity problems, limit our flexibility to adjust to market conditions, and place us at a competitive disadvantage. As of February 28, 2023, we had total notes payable debt outstanding plus accrued interest of approximately $18.0 million, of which $10.6 million was short term. As of February 28, 2023, notes payable with an aggregate balance of $5.1 million and accrued interest of $1.1 million are past due,

In March 2022, the Company reached a settlement that resolved the various claims asserted against us by former director, Robert Kopple, and his affiliated entities. In July 2017, Mr. Kopple and his affiliates brought suit against the Company relating to more than $13 million and the current equivalent of more than approximately 23 million warrants, exercisable for seven years at a price of $0.10 per share, which Mr. Kopple and his affiliated entities (collectively the “Kopple Parties”) claimed to be owed to them pursuant to various agreements with the Company entered into between 2013-2016. Under the terms of the settlement, the Company agreed to pay an aggregate amount of $10 million over a period of seven years, including $3 million initial payment in June 2022. $150,000 was paid in June 2022, and the balance of the initial payment of $2.85 million was extended to May 29, 2023. In exchange for the extension, the Company paid extension and forbearance fees of $165,000 in cash and accrued deferred forbearance fees of $430,000. Beginning January 2023, interest accrues on the unpaid balance at a rate of 6%, compounded annually. All amounts, including all accrued interest and deferred fees, are to be paid no later than eight years from the date of the initial payment. The Kopple Parties have also received seven-year warrants to purchase up to an aggregate of approximately 3.3 million shares of our common stock at a price of $0.85 per share. The settlement also provides for standard mutual general release provisions and includes customary representations, warranties, and covenants, including certain increases in the amount payable to the Kopple Parties and the right of such parties to enter judgment against the Company if the Company remains in uncured default in its payment obligations under the settlement. See Item 3. “Legal Proceedings”, “Liquidity and Capital Resources” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, Footnote 9 “Notes Payable-Related Parties” and Footnote 17 “Subsequent Events “in the Notes to Financial Statements included elsewhere in this Annual Report on Form 10-K for additional information regarding the transactions.

We expect to obtain the money to pay our expenses and pay the principal and interest on our indebtedness from cash flow from our operations and from securities offerings. Accordingly, our ability to meet our obligations depends on our future performance and capital-raising activities, which will be affected by financial, business, economic and other factors, many of which are beyond our control. If our cash flow and capital resources prove inadequate to allow us to pay the principal and interest on our debt and meet our other obligations, we could face substantial liquidity problems and might be required to dispose of material assets or operations, restructure or refinance our debt, which we may be unable to do on acceptable terms and forego attractive business opportunities. In addition, the terms of our existing or future debt agreements may restrict us from pursuing any of these alternatives.

Our business is not diversified. If we cannot increase market acceptance of our products, modify our products and services, or compete with new technologies, we may never be profitable.

We currently focus all of our resources on the successful commercialization of our axial flux induction motors and AuraGen® mobile power family of products. Because we have elected to focus our business on a single technology line rather than diversifying into other areas, our success will be dependent upon the commercial success of these products. If we are unable to increase market acceptance of our products, if we are unable to modify our products and services on a timely basis so that we lose customers, or if new technologies make our technology obsolete, we may never be profitable.

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

In March 2017, we entered into a joint venture agreement with a Chinese partner. This joint venture arrangement and other transactions and arrangements involve significant challenges and risks, including that they do not advance our business strategy, that we get an unsatisfactory return on our investment, that we have difficulty integrating and retaining new employees, business systems, and technology, or that they distract management from our other businesses. If an arrangement fails to adequately anticipate changing circumstances and interests of a party, it may result in early termination or renegotiation of the arrangement. The success of these transactions and arrangements will depend in part on our ability to leverage them to enhance our existing products and services or develop compelling new ones. It may take longer than expected to realize the full benefits from these transactions and arrangements, such as increased revenue, enhanced efficiencies, or increased market share, or the benefits may ultimately be smaller than we expected. These events could adversely affect our operating results or financial condition. During Fiscal 2020, the joint venture ceased operation in compliance with the Chinese government’s COVID-19 policies. As a result, during Fiscal 2020 the Company recorded an impairment expense of $250,000 writing-off the Jiangsu Shengfeng investment due to operational and future cash-flow uncertainties associated with AuraGen® market development prospects in China through the joint venture.

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

As described in ITEM 9A, Controls and Procedures contained herein in this Annual Report, management concluded that the Company’s internal controls over financial reporting were not effective for the Fiscal year ended February 28, 2022 and identified material weaknesses in its financial reporting internal controls. The Company implemented a plan to remediate the material weaknesses in Fiscal 2023, and has concluded that as of February 28, 2023 its internal controls over financial reporting were effective. While the Company believes it has addressed and remediated the material weaknesses, there can be no guarantee that other weaknesses in its financial reporting controls will not be identified in the future. Presently, the Company does not have the financial resources to fully comply with all requirements of Section 404. If, in the future, we identify one or more material weaknesses in our internal controls over financial reporting during this continuous evaluation process, our management may not be able to assert that such internal controls are effective. Therefore, if we are unable to assert that our internal controls over financial reporting are effective in the future, or if our auditors are unable to attest that our internal controls are effective or they are unable to express an opinion on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our business and the market price of our Common Stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Effective February 28, 2021, the Company vacated its previous Stanton California facility and other temporary storage facilities and consolidated its administrative offices and operations, including warehousing space, within an approximately 18,000 square feet facility in Lake Forest, California under a rental agreement that commenced on February 15, 2021 and covers a 66-month rental period effective from February 2021 through August 31, 2026.

ITEM 3. LEGAL PROCEEDINGS

We are subject to the legal proceedings and claims discussed below as well as certain other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. Our management evaluates our exposure to these claims and proceedings individually and in the aggregate and evaluates potential losses on such litigation if the amount of the loss is estimable and the loss is probable. However, the outcome of legal proceedings and claims brought against the Company is subject to significant uncertainty. Although management considers the likelihood of such an outcome to be remote, if one or more of these legal matters were resolved against the Company for amounts in excess of management’s expectations, the Company’s financial statements for that reporting period could be materially adversely affected. The Company settled certain matters subsequent to year end that did not individually or in the aggregate, have a material impact on the Company’s financial condition or operating results.

In 2017, the Company’s former COO was awarded approximately $238,000 in accrued salary and related charges by the California labor board. In August 2021, the Company reached a settlement by which the Company agreed to pay approximately $330,000, representing the principal award plus accrued interest. As of the time of this filing, the Company has paid approximately $271,600 toward the settlement amount. The remaining balance of approximately $58,400 is to be paid no later than September 1, 2023 and accrues interest of 10% per annum until paid.

Between July 2017 and March 2022, the Company was engaged in litigation with a former director, Robert Kopple, relating to more than $13 million and the current equivalent of the approximately 23 million warrants, exercisable for seven years at a price of $0.10 per share, which Mr. Kopple and his affiliated entities (collectively the “Kopple Parties”) claimed should have been originally issued to them pursuant to various agreements with the Company entered to between 2013-2016. In March 2022, the Company reached a settlement with the Kopple Parties that resolved all claims asserted against the Company without any admission, concession or finding of any fault, liability or wrongdoing on the part of the Company. Under the terms of the settlement, the Company agreed to pay an aggregate amount of $10 million over a period of seven years, including $3 million initial payment to be paid in June 2022. $150 was paid in June 2022, and the balance of the initial payment of $2.85 million was extended to May 29, 2023, In exchange for the extension, the Company was required to pay $165,000 in extension and forbearance fees in cash and $430,000 in accrued forbearance fees. Beginning in January 2023, interest accrues on the unpaid balance at a rate of 6%, compounded annually. All amounts, including all accrued interest and deferred fees, are to be paid no later than eight years from the date of the initial payment. The Kopple Parties have also received seven-year warrants to purchase up to an aggregate of approximately 3.3 million shares of our common stock at a price of $0.85 per share. The settlement also provides for standard mutual general release provisions and includes customary representations, warranties, and covenants, including certain increases in the amount payable to the Kopple Parties and the right of such parties to enter judgment against the Company if the Company remains in uncured default in its payment obligations under the settlement. As of the date of this report, the Company has not yet paid the full $3,000,000 installment due to Kopple, having made an initial payment of $150,000 in June 2022. (See Part IV, Item 15, Note 9 and Note 17 to the Financial Statements).

On March 26, 2019, various stockholders of the Company controlling a combined total of more than 27.5 million shares delivered a signed written consent to the Company removing Ronald Buschur as a member of the Company’s Board and electing Cipora Lavut as a director of the Company.  On March 27, 2019, those same stockholders delivered a further signed written consent to the Company removing William Anderson and Si Ryong Yu as members of the Company’s Board and electing Robert Lempert and David Mann as directors of the Company. These written consents represented a majority of the outstanding shares of the Company’s common stock as of March 26, 2019, and March 27, 2019, respectively. Because of Aura’s refusal to recognize the legal effectiveness of the consents, on April 8, 2019, the stockholders filed suit in the Court of Chancery of the State of Delaware pursuant to Section 225 of the Delaware General Corporations Law, seeking an order confirming the validity of the consents and declaring that Aura’s Board consists of Ms. Lavut, Mr. Mann, Dr. Lempert, Mr. Douglas and Mr. Diaz-Versón, Jr. On July 8, 2019 the Court of Chancery entered final judgment in favor of the stockholder plaintiffs, confirming that (a) Ronald Buschur, Si Ryong Yu and William Anderson had been validly removed by the holders of a majority of the Company’s outstanding stock acting by written consent (b) Ms. Lavut, Mr. Mann and Dr. Lempert had been validly elected by the holders of a majority of the Company’s outstanding stock acting by written consent, and (c) the Company’s Board of Directors validly consists of Cipora Lavut, David Mann, Robert Lempert, Gary Douglas and Salvador Diaz-Versón, Jr. As a result of prior management’s unsuccessful opposition to this stockholders’ action filed in the Court of Chancery, such stockholders may be potentially entitled to recoup their litigation costs from the Company under Delaware’s corporate benefit doctrine and/or other legal provisions. To date, no final determination has been made as to the amount of recoupment, if any, to which such stockholders may be entitled.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our shares are quoted on the Pink Sheets operated by OTC Markets, Inc. under the symbol “AUSI”. Set forth below are high and low bid prices for our common stock for each quarterly period in the two most recent Fiscal years. Such quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not necessarily represent actual transactions in the common stock. We had approximately 3,400 stockholders of record as of May 19, 2023.

Period	High	Low
Fiscal 2023
First Quarter ended May 31, 2022	$0.48	$0.24
Second Quarter ended August 31, 2022	$0.45	$0.20
Third Quarter ended November 30, 2022	$0.55	$0.17
Fourth Quarter ended February 28, 2023	$0.52	$0.19

Fiscal 2022
First Quarter ended May 31, 2021	$0.52	$0.24
Second Quarter ended August 31, 2021	$0.58	$0.23
Third Quarter ended November 30, 2021	$0.73	$0.38
Fourth Quarter ended February 28, 2022	$0.80	$0.22

On May 19, 2023, the reported closing sales price for our common stock was $0.20.

Dividend Policy

We have not paid any dividends on our common stock and we do not anticipate paying any dividends on our common stock in the foreseeable future.

Sales of Unregistered Securities

During the year ended February 28, 2023, we issued 11,529,242 shares of common stock, for a total of approximately $3,270,000.

During the year ended February 28, 2022, we issued 12,016,095 shares of common stock, for a total of approximately $3,276,000 inclusive of 1,571,429 and 245,001 shares of common stock in settlement of $550,000 of debt and approximately $74,000 for services, respectively.

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

Repurchases of Equity Securities

We did not repurchase any shares of our common stock during the fiscal years ended February 28, 2023 and February 28, 2022.

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

Overview

Our business is based on the exploitation of our Axial Flux Induction Motor solution and mobile power known as the AuraGen® for commercial and industrial applications and the VIPER for military applications. Our business model consists of two major components: (i) sales and marketing, (ii) design and engineering. Our sales and marketing approaches are composed of direct sales in North America and the use of agents and distributors in other areas. In North America, our primary focus is in (a) mobile exportable power applications, (b) EV motor applications, (c) U.S. Military applications and (d) industrial/commercial motor as well as mobile power applications. The second component of our business model is focused on the design of new products and engineering support for the sales activities described above. The engineering support consists of the introduction of new optimized power levels for electric motors and new features for our AuraGen®/VIPER solution such as higher power/torque solutions, and different input and output voltages (DC and AC input and output versions).

In Fiscal 2020 stockholders of the Company successfully removed Ronald Buschur, William Anderson and Si Ryong Yu from the Company’s Board of Directors and elected Ms. Cipora Lavut, Mr. David Mann and Dr. Robert Lempert as directors of the Company in their stead. See Item 3, Legal Proceedings for more information. Also, in Fiscal 2020, Melvin Gagerman –– Aura’s CEO and CFO since 2006 –– was replaced. In July 2019 Ms. Lavut succeeded Mr. Gagerman as President and Mr. Mann succeeded Mr. Gagerman as CFO. Dr. Lempert was appointed as Secretary of the Company by the Board of Directors also in July 2019. In the second half of Fiscal 2020, the company began significantly increasing its engineering, manufacturing and marketing activities. From July 8, 2019, the date of the change in management, through the end of Fiscal 2023, the Company shipped approximately 150 units to. Although our operations were impacted in Fiscal 2023, Fiscal 2022 and Fiscal 2021 by the COVID-19 pandemic, during these periods we continued to expand our engineering and manufacturing capabilities. See “Item 1. Business. Impact of the COVID-19 Pandemic” included elsewhere in this Annual Report on Form 10-K for information regarding the impact of COVID-19 on our operations. Our engineering, research and development costs for Fiscal 2023 and Fiscal 2022 were approximately $850,000 and $611,000, respectively.

During Fiscal 2018 and Fiscal 2019, the Company’s engineering, manufacturing, sales, and marketing activities were reduced while we focused on renegotiating numerous financial obligations. During this time, the Company’s agreements with numerous customers, third party vendors, and organizations and entities material to the operation of the Company business were canceled, delayed or terminated. During Fiscal 2018, the Company successfully restructured in excess of $30 million of debt. Robert Kopple, our former Vice Chairman of the Board, was the only significant unsecured note holder that did not executed formal agreements regarding the restructure of his debt. See “Item 3. Legal Proceedings” included elsewhere in this Annual Report on Form 10-K for information regarding the dispute with Mr. Kopple regarding these transactions. In March 2022, the Company reached a settlement that resolves the various claims asserted against us by Mr. Kopple and his affiliated entities. In July 2017, Mr. Kopple and his affiliates brought suit against the Company relating to more than $13 million and the current equivalent of more than approximately 23 million warrants, exercisable for seven years at a price of $0.10 per share, which Mr. Kopple and his affiliated entities (collectively the “Kopple Parties”) claimed to be owed to them pursuant to various agreements with the Company entered into between 2013-2016. Under the terms of the settlement, the Company agreed to pay an aggregate amount of $10 million over a period of seven years, including $3 million initial payment to be paid in June 2022. $150 was paid in June 2022, and the balance of the initial payment of $2.85 million was extended to May 29, 2023. In exchange for the extension, the Company was required to pay $165,000 in extension and forbearance fees in cash and $430,000 in accrued forbearance fees. Beginning in January 2023, interest accrues on the unpaid balance at a rate of 6%, compounded annually. All amounts, including all accrued interest and deferred fees, are to be paid no later than eight years from the date of the initial payment. The Kopple Parties have also received seven-year warrants to purchase up to an aggregate of approximately 3.3 million shares of our common stock at a price of $0.85 per share. The settlement also provides for standard mutual general release provisions and includes customary representations, warranties, and covenants, including certain increases in the amount payable to the Kopple Parties and the right of such parties to enter judgment against the Company if the Company remains in uncured default in its payment obligations under the settlement. (See Part IV, Item 15, Notes 9 and 17 to the Financial Statements)

Critical Accounting Policies and Estimates

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

In accordance with ASC 606, we recognize revenue, net of discounts, for our generator sets at time of product delivery to the domestic distributor (i.e. point-in-time), which also corresponds to the passage of legal title to the customer and the satisfaction of our performance obligations to the customer. Our payment terms are cash payment due upon delivery and typically includes a 2% price discount off the selling price in accordance with this policy. Our commercial terms and conditions do not include a right of return for reasons other than a defect in performance or quality. We offer a 24-month assurance-type warranty covering material and manufacturing defects, which we account for under the guidance of ASC 460, Guarantee.

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

COVID-19

The COVID-19 global pandemic has negatively affected the global economy, disrupted global supply chains, and created extreme volatility and disruptions to capital and credit markets in the global financial markets. We began to see the impact of COVID-19 during our fourth quarter of Fiscal 2020 with our Chinese joint venture’s manufacturing facilities being required to close and many of our customers suspending their own operations due to the COVID-19 pandemic. As a result, net sales and production levels during the fourth quarter of Fiscal 2020, Fiscal 2021, Fiscal 2022 and Fiscal 2023 were significantly reduced, thus impacting our results of operations during these periods.

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

Results of Operations

Fiscal 2023 compared to Fiscal 2022

Revenues

Revenues in Fiscal 2023 were approximately $71,000 as compared to the Fiscal 2022 period of approximately $100,000, a reduction of approximately 29%. Fiscal 2023 revenues consisted principally of the delivery of 9 AuraGen®/VIPER systems, 7 of which were to a single distributor customer. Fiscal 2022 revenues consisted principally of the delivery of 8 AuraGen®/VIPER systems, including the initial units of the Company’s new design. We believe that the low levels of revenue in both Fiscal 2023 and Fiscal 2022 were the result of being impacted significantly by the COVID-19 pandemic and its impact on the global economy.

Cost of Goods

Cost of goods sold was approximately $88,000 and $124,000 in the years ended February 28, 2023, and February 28, 2022, respectively. During Fiscal 2023, we benefited from the utilization of fully reserved inventory to deliver 9 units and recorded material cost at 32% of sales value, direct labor at 43% of sales value and other overheads at 44% of sales. Additionally, the Company recorded an inventory write-down of $4,000 to cost of goods sold, which resulted in a negative gross margin of approximately $17,000 in Fiscal 2023. The disproportionate increase in manufacturing overhead costs resulted from higher depreciation and systems costs without an offsetting increase in production volumes. During Fiscal 2022, we benefited from the utilization of fully reserved inventory to deliver 8 units and recorded material cost at 31% of sales value, direct labor at 41% of sales value and other overheads at 16% of sales. Additionally, the Company recorded an inventory write-down of $36,000 to cost of goods sold, which resulted in a negative gross margin of approximately $24,000 in Fiscal 2022. While both the FY 2023 and FY 2022 periods benefited from the utilization of inventory that was previously fully reserved, the new design ECU units fabricated in those periods did include the costs of new electronics boards. As production levels increase over time, the amount of recoverable inventory will decline and the amount of direct material recorded within cost of goods sold will increase, reducing the gross profit contribution of units of sales.

Engineering, Research and Development

Engineering, research and development costs increased to approximately $850,000 in Fiscal 2023 from approximately $611,000 in Fiscal 2022, an increase of approximately $239,000 or 39%. The increase is a result of the Company’s augmented engineering activities, including (i) successfully recruiting new additions to the engineering staff; (ii) licensing of modeling and design software tools for the full 12-month period; as well as (iii) additional expenses incurred in the process of designing, fabricating and testing the new version of our electronic control unit (“ECU”) for our AuraGen®/VIPER products.

Selling, General and Administrative Expense

Selling, general and administrative expenses decreased approximately $159,000, or 6%, to $2,636,000 in Fiscal 2023 from $2,795,000 in Fiscal 2022 due to several factors. Most notable of these was a decrease in non-cash share-based compensation of approximately $612,000 as all stock options completed vesting in Fiscal 2022 with no new grants in Fiscal 2023. This was partially offset by (i) increased salary and wage-related expenses of approximately $400,000, including higher expenses related to the sales team as well as a full year of costs for the Company’s CFO; and (ii) increased depreciation and software license related costs of approximately $55,000 associated with equipment and computer systems acquired in late Fiscal 2022 and in Fiscal 2023.

Non-Operating Income, Interest Expense and Tax Provision

Net interest expense decreased significantly to approximately $727,000 in Fiscal 2023 from approximately $1,272,000 in Fiscal 2022, a decrease of approximately $545,000, or 43%. This is principally a result of the settlement of the litigation with Robert Kopple and his affiliates. Under the terms of the settlement, no interest was to accrue until payment of the initial $3 million, which was extended to May 2023. In exchange for the extensions, the company recorded $335,000 of fees which are being categorized as interest, plus note interest of approximately $52,000. The aggregate Kopple-related interest in Fiscal 2023 of approximately $387,000 compares to the Fiscal year 2022 Kopple-related interest of approximately $823,000, a 53% reduction.

Extinguishment gains and favorable changes in the fair value of the Company’s derivative warrant liabilities aggregated to an approximately $819,000 positive impact for the Company in Fiscal 2023, an approximate $281,000 increase from the aggregate approximately $538,000 positive impact in Fiscal 2022. The favorable fair value changes and extinguishment gains in Fiscal 2023 were principally associated with the expiration of approximately 4.7 million warrants in February 2023.

During Fiscal 2022, the Company recorded other income of approximately $167,000 for the forgiveness of principal and accrued interest on two Payroll Protection Program (“PPP”) loans. The PPP loans provided for up to 100% forgiveness of the debt if the proceeds were used for specifically authorized expenditures. Both of the PPP loans were forgiven at 100% of principal plus accrued interest.

Net Loss

We recorded net losses of approximately $3,410,000 and $3,992,000 in the Fiscal years ended February 28, 2023 and February 28, 2022, respectively, or an increase of income of approximately $582,000 due to several factors as note above: (i) Fiscal 2023 included the lower interest expense of approximately $545,000; (ii) approximately $110,000 greater non-operating gains related to changes in the fair value of derivatives liabilities and extinguishment of warrants; (iii) decreased operating expenses in selling, marketing and general and administrative of approximately $159,000; and (iv)increased engineering and R&D expenses of approximately $239,000 partially offsetting the other income improvements,

Liquidity and Capital Resources

For the year ended February 28, 2023, we recorded a net loss of approximately $3.4 million and used cash in operations of approximately $3.1 million and at February 28, 2023, had a stockholders’ deficit of approximately $20.3 million. These conditions raise substantial doubt regarding our ability to continue as a going concern for a period of at least one year from the date of issuance of these financial statements. In addition, the Company’s independent registered public accounting firm, in their report on the Company’s February 28, 2023, audited financial statements, raised substantial doubt about the Company’s ability to continue as a going concern.

The net loss in Fiscal 2023 was approximately $582,000 less as compared to Fiscal 2022 due to several offsetting items, but most notably reduced interest expense of approximately $545,000. Fiscal 2022 also included additional expenditures to ramp up the Company’s engineering, R&D, selling and administrative activities. A significant factor in both periods contributing to the negative operating cash flows is the low level of operating activities caused principally by the COVID-19 pandemic. As a result of the impacts of the COVID-19 pandemic, we may be required to raise additional capital and our access to and cost of financing will depend on, among other things, global economic conditions, conditions in the global financing markets, the availability of sufficient amounts of financing, and our future prospects.

At February 28, 2023, we had cash of approximately $15,000, compared to cash of approximately $150,000 at February 28, 2022. Subsequent to February 28, 2023, the Company issued 2,334,847 shares of common stock in exchange for cash proceeds of $770,120. Working capital deficit at February 28, 2023 was a $13.7 million deficit as compared to an $21.7 million deficit at the end of the prior fiscal year. The principal reasons for the decrease in the deficit is the March 2022 settlement agreement the Company reached with a related party note holder (Kopple) to resolve all outstanding litigation between them related to notes payable and accrued interest of $12.1 million. The February 28, 2023 financial statements reflect the reclassification to non-current of $7.1 million of the debt to Robert Kopple and his affiliated entities (collectively the “Kopple Parties”) as a result of the settlement. At February 28, 2023 and February 28, 2022, we had no significant accounts receivable.

Prior to Fiscal 2020, in order to maintain liquidity, we relied upon external sources of financing, principally equity financing and private indebtedness. We have no bank line of credit and will require additional debt or equity financing to fund ongoing operations. Based on a cash flow analysis performed by management, we estimate that we will need an additional $6 million to maintain existing operations for Fiscal 2024 and increase the volume of shipments to customers. We cannot assure the reader that additional financing will be available nor that the commercial targets will be met in the amounts required to keep the business operating. The issuance of additional shares of equity in connection with such financing could dilute the interests of our existing stockholders, and such dilution could be substantial. If we cannot raise the needed funds, we will also be forced to make further substantial reductions in our operating expenses, which could adversely affect our ability to implement our current business plan and ultimately our viability as a company.

Between July 2017 and March 2022, the Company was engaged in litigation with a former director, Robert Kopple, relating to more than $13 million and the current equivalent of the approximately 23 million warrants, exercisable for seven years at a price of $0.10 per share, which Mr. Kopple and his affiliated entities (collectively the “Kopple Parties”) claimed should have been originally issued to them pursuant to various agreements with the Company entered to between 2013-2016. In March 2022, the Company reached a settlement with the Kopple Parties that resolved all claims asserted against the Company without any admission, concession or finding of any fault, liability or wrongdoing on the part of the Company. Under the terms of the settlement, the Company agreed to pay an aggregate amount of $10 million over a period of seven years, including $3 million initial payment to be paid in June 2022. $150 was paid in June 2022, and the balance of the initial payment of $2.85 million was extended to May 29, 2023. In exchange for the extension, the Company was required to pay $165,000 in extension and forbearance fees in cash and $430,000 in accrued forbearance fees. Beginning in January 2023, interest accrues on the unpaid balance at a rate of 6%, compounded annually. All amounts, including all accrued interest and deferred fees, are to be paid no later than eight years from the date of the initial payment. The Kopple Parties have also received seven-year warrants to purchase up to an aggregate of approximately 3.3 million shares of our common stock at a price of $0.85 per share. The settlement also provides for standard mutual general release provisions and includes customary representations, warranties, and covenants, including certain increases in the amount payable to the Kopple Parties and the right of such parties to enter judgment against the Company if the Company remains in uncured default in its payment obligations under the settlement.

We consider the transactions described above with Mr. Kopple to be related party transactions.

See “Item 3. Legal Proceedings” and “Part IV, Item 15, Note 9 and Note 17 to the Financial Statements” included elsewhere in this Annual Report on Form 10-K for information regarding the dispute and settlement with Mr. Kopple regarding these transactions.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item 7A.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements at page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

For the year ended February 28, 2023, there were no disagreements or any reportable events to disclose.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures”, as defined in Rules 13a-15I and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Based on this evaluation, our President and Chief Financial Officer concluded as of February 28, 2023, that our disclosure controls and procedures were effective..

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of February 28, 2023. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on these assessments, and on those criteria, the Company’s management concluded that as of February 28, 2023, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Remediation of Prior Material Weaknesses

We previously identified and disclosed in our Form 10-K filed for the year ended February 28, 2022, as well as, in our subsequent quarterly reports, a deficiency in internal control over financial reporting that existed relating to (1) ineffective controls over transactions for debt issuances to provide for review of all terms in a timely and accurate manner, to ensure reporting is in conformity with generally accepted accounting principles and properly reflected in the financial results; and (2) ineffective controls over transactions for issuances of common stock, options, and warrants to provide for review of all terms in a timely and accurate manner, to ensure reporting is in conformity with generally accepted accounting principles and properly reflected in the financial results. We increased our personnel resources and technical accounting expertise within the accounting function with the hiring of a new Chief Financial Officer in 2022. We intend to hire one or more additional personnel for the finance and accounting function which will provide additional manpower to perform timely and complete reviews of debt and equity transactions consistent with control objectives to further improve our personnel resources and technical accounting expertise. We have prepared written policies and procedures for accounting and financial reporting, establishing a formal process to account for all transactions, including equity and debt transactions. We plan to continue adding additional policies to further enhance reporting controls and procedures. We have upgraded our existing financial system to a more robust enterprise resource planning and financial reporting system. We plan to incorporate the processes specific to the new system into the aforementioned written procedures during the coming fiscal year. As a result of these actions, as described below, the management team has concluded that the material weaknesses identified for the year ended February 28, 2022, have been remediated as of February 28, 2023.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal year ended February 28, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, other than the improvements noted above.

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

Name	Age	Title
Gary Douglas (1)	75	Director, Member of the Audit Committee
Salvador Diaz-Verson, Jr. (1)	64	Director, Chairman of the Audit Committee
David Mann (2), (3)	51	Director, Chairman of the Compensation Committee, Member of the Nominating Committee and Member of the Audit Committee, former Chief Financial Officer
Cipora Lavut (2)	67	President, Chairman of the Board, Member of Nominating Committee and Member of the Compensation Committee
Robert Lempert (2)	79	Secretary, Director, Chairman of the Nominating Committee and Member of the Compensation Committee
Steven Willett (4)	65	Chief Financial Officer

(1)	Mr. Douglas and Mr. Diaz-Verson, Jr. were appointed to the Board of Directors on March 29, 2018 by the written consent of stockholders holding a majority of the Company’s shares.

(2)	In March 2019, stockholders of the Company controlling a combined total of more than 27.5 million shares delivered signed written consents to the Company electing Ms. Lavut, Mr. Mann and Dr. Lempert to the Company’s Board of Directors. Because of Aura’s refusal to recognize the legal effectiveness of the consents, in April 2019 the stockholders filed suit in the Court of Chancery of the State of Delaware seeking an order confirming the validity of the elections. On July 8, 2019 the Court of Chancery entered final judgment in favor of the stockholder plaintiffs, confirming that Ms. Lavut, Mr. Mann and Dr. Lempert had been validly elected by the holders of a majority of the Company’s outstanding stock acting by written consent. In July 2019, the Board of Directors appointed Ms. Lavut President and Chairman of the Board, appointed Mr. Mann as Chief Financial Officer and appointed Dr. Lempert as Secretary.

(3)	On February 14, 2022, Mr. Mann resigned as Chief Financial Officer.

(4)	On February 14, 2022, Mr. Willett was appointed as Chief Financial Officer.

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

Cipora Lavut. Ms. Lavut was one of Aura’s original founding members. From 1987 to 2002 Ms. Lavut served on Aura’s Board and as a Senior Vice President. During this period, Ms. Lavut was instrumental to Aura receiving large contracts from The Boeing Company, Litton Industries and the United States Air Force. Ms. Lavut also provided critical investor relations and marketing support during this time. Ms. Lavut left Aura in 2002. Ms. Lavut presently provides marketing and business consulting to a variety of retail and service-oriented businesses. She holds a B.A. Business degree from California State University, Northridge.

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

Steven Willett. Mr. Willett was previously employed by Govino, LLC, where he has served as CFO and Vice President of Finance since 2017. From 2014 to 2017, Mr. Willett served as Director of Finance for the Americas of Identiv, Inc., and prior to that, as Director of Finance of aerospace & defense contractor Trex Enterprises Corporation. Mr. Willett holds a Bachelor of Science degree in accounting from the University of Massachusetts and an M.B.A. with a concentration in finance from Bentley University McCallum Graduate School of Business.

Delinquent Section 16(a) Reports

Our shares of common stock are registered under the Securities Exchange Act of 1934, and therefore our executive officers and directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% stockholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file. Based on our review of the copies of such forms received by us, and to the best of our knowledge, no executive officers, directors and persons holding greater than 10% of our issued and outstanding stock have filed the required reports during the years ended February 28, 2023 and February 28, 2022.

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

During Fiscal 2023, no stock compensation was awarded to any of the Company’s directors.

During Fiscal 2022, no stock compensation was awarded to any of the Company’s directors.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation earned by or paid to the principal executive officer and the named executive officers during the Fiscal years ended February 28, 2023 and February 28, 2022.

2022 Summary Compensation Table

	Fiscal	Salary		Option Awards	Non-Equity Incentive Compensation	All Other Compensation		Total
Name and Principal Position	Year	($)		($)	($)	($)		($)
Cipora Lavut	2023	269,315	(2)	-	-	-		269,315
President	2022	144,750	(1)	-	-	100,000	(3)	244,750

Steven Willett	2023	160,000		-	-	-		160,000
Chief Financial Officer	2022	6,154	(3)	-	-	-		6,154

(1)	For Fiscal 2022, Ms. Lavut has been accruing an annual salary of $250,000 and has been paid $144,750 in cash over the same period, deferring the balance.
(2)	For Fiscal 2023, Ms. Lavut has been accruing an annual salary of $250,000 and has been paid $269,315 in cash over the same period, as she was paid out a portion of her previously deferred wages balance.
(3)	Mr. Willett began serving as Chief Financial Officer in February 2022. The amount in the table for Fiscal 2022 represents the pro rata compensation received for the two-week period since his appointment.

Outstanding Equity Awards at 2023 Fiscal Year-End

The Board of Directors and Executive Officers have been granted various options to acquire the Company’s common stock under the Company’s 2011 Directors and Executive Officers Stock Option Plan (the “2011 Plan”) as detailed in the table below. All of these options were outstanding as of February 28, 2023.

	Stock Options & Warrants Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price of Options & Warrants Outstanding
Cipora Lavut, President and Board Chair	750,000	2.67	$0.42
Salvador Diaz-Verson, Jr., Director	1,092,857	1.77	$0.61
Gary Douglas, Director	700,000	1.82	$0.58
David Mann, Director	400,000	2.32	$0.25
Robert Lempert, Director	350,000	2.26	$0.25

Option Exercises and Stock Vesting During Fiscal 2023

No stock options were exercised during Fiscal 2023 by the individuals named in the Summary Compensation Table.

No stock options were granted nor was there any vesting of previously granted stock options during Fiscal 2023 related to the individuals named in the Summary Compensation Table.

Option Exercises and Stock Vesting During Fiscal 2022

No stock options were exercised during Fiscal 2022 by the individuals named in the Summary Compensation Table. Also, during Fiscal 2022, stock options granted in Fiscal 2021 became fully vested. On December 10, 2020, the Board of Directors approved the grant of an aggregate total of 1,000,000 options to acquire the Company’s common stock to four of the five current Board members in varying amounts for services provided outside of standard Board responsibilities under the Company’s 2011 Plan. The options were granted with pro rata monthly vesting over a one-year vesting period, with a five-year expiration term, and with an exercise price of $0.25 per option share. The Company recognized approximately $128,000 of share-based compensation expense for the vesting of the Directors’ common stock options in Fiscal 2022.

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

Beneficial Ownership Table
Beneficial Owner (1)	Number of Shares of Common Stock	Percent of Common Stock
Salvador Diaz-Verson, Jr. (2)	1,162,607	1.2%
Gary Douglas (3)	700,000	* %
Cipora Lavut (4)	2,639,660	2.8%
Robert Lempert (5)	497,343	* %
David Mann (6)	1,811,931	1.9%
Steven Willett (7)	150	* %

All current executive officers and Directors as a group (six) (2) (3) (4) (5) (6) (7)	6,811,691	7.0%

5% Stockholders
Warren Breslow (8)	9,655,759	9.9%
Elimelech Lowy (9)	5,018,252	5.3%
BetterSea LLC (10)	9,179,912	9.7%
Robert Kopple (11)	6,005,469	6.1%

*	Less than 1% of outstanding shares

(1)	Beneficial ownership is determined in accordance with rules of the Securities and Exchange Commission. The calculation of the percentage of beneficial ownership is based upon 94,648,346 shares of common stock outstanding on February 28, 2023. In computing the number of shares beneficially owned by any stockholder and the percentage ownership of such stockholder, shares of common stock which may be acquired by a such stockholder upon exercise or conversion of warrants or options which are currently exercisable or exercisable within 60 days of February 28, 2023, are deemed to be exercised and outstanding. Such shares, however, are not deemed outstanding for purposes of computing the beneficial ownership percentage of any other person. Shares issuable upon exercise of warrants and options which are subject to stockholder approval are not deemed outstanding for purposes of determining beneficial ownership. Except as indicated by footnote, to our knowledge, the persons named in the table above have the sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. The mailing address for each of the officers and directors is c/o Aura Systems, Inc., 20431 North Sea, Lake Forest, CA 92630.
(2)	Includes 1,092,857 warrants exercisable within 60 days of February 28, 2023.
(3)	Includes 700,000 warrants exercisable within 60 days of February 28, 2023
(4)	Includes 750,000 warrants exercisable within 60 days of February 28, 2023.
(5)	Includes warrants to purchase 350,000 shares exercisable within 60 days of February 28, 2023.
(6)	Includes warrants to purchase 400,000 shares exercisable within 60 days of February 28, 2023, as well as 1,411,931 shares, 979,204 of which Mr. Mann has sole dispositive power and approximately 432,727 of which, Mr. Mann holds a power of attorney to vote such shares.
(7)	Includes common shares only as of February 28, 2022.
(8)	Includes the right to convert $3,000,000 and accrued interest of $712,911 convertible note payable to 2,652,079 common shares at a conversion price of $1.40.
(9)	Includes 5,018,252 common shares, which Mr. Lowy has sole dispositive power.
(10)	Includes common shares only as of February 28, 2022.
(11)	Includes warrants to purchase 3,331,664 shares exercisable within 60 days of February 28, 2023.

Securities Authorized for Issuance Under Equity Compensation Plans as of February 28, 2023

Equity Compensation Plan Information as of February 28, 2023

	a.	b.	c.
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price for Options, Warrants and Rights	Number of Securities For Future Issuances Under Equity Compensation Plans (Excluding Securities Reflected in Column (a.)
Equity compensation plans approved by equity holders	3,292,857	$0.48	10,904,394
Equity compensation plans not approved by equity holders	1,500,000	$0.50	-

(1)	Reflects options under the 2006 Stock Option Plan and the 2011 Stock Option Plan, of which both were approved by Company shareholders. Additionally, it includes options which were authorized by the Board but cannot be issued until the proposal for renewal of the employee stock option plan is approved by the shareholders. The 2006 Stock Option Plan authorizes the Company to grant stock options exercisable for up to an aggregate number of shares of common stock equal to the greater of (i) 10,000,000 shares of common stock, or (ii) 10% of the number of shares of common stock outstanding from time to time. The 2011 Stock Option Plan authorizes the Company to grant stock options or warrants to executive officers and directors exercisable for up to an aggregate number of shares equivalent to 15% of the number of shares of common stock outstanding from time to time. The numbers in this table are as of February 28, 2023 (See Note 13 to the Financial Statements).

For additional information regarding options and warrants, see Note 13 to our financial statements appearing elsewhere in this report.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND DISCLOSURES

Weinberg & Company, P.A. (“Weinberg”) was engaged to be the Company’s principal accountant and auditor in April 2022. Prior to the engagement of Weinberg, BF Borgers, CPA, PC (“BFB CPA”) served as the Company’s principal accountant and auditor. The following table sets forth the aggregate fees billed to us by Weinberg for the year ended February 28, 2023, and by BFB CPA for the year ended February 28, 2022:

	Year Ended
(amounts in thousands)	February 28, 2023	February 28, 2022
Audit Fees	$134	$55
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$134	$55

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

Audit Fees

Services provided to us by Weinberg with respect the audit of our annual financial statements and review of our annual report on Form 10-K for the year ended February 28, 2022, and for reviews of the financial statements which are included in our quarterly reports on Form 10-Q for the first three quarters of the year ended February 28, 2023.

Services provided to us by BFB CPA with respect the audit of our annual financial statements and review of our annual reports on Form 10-K for February 28, 2021, and for reviews of the financial statements which are included in our quarterly reports on Form 10-Q for the first three quarters of the years ended February 28, 2022.

Audit Related Fees

Weinberg did not provide any professional services to us during Fiscal 2023 which would constitute “audit related fees”.

BFB CPA did not provide any professional services to us during Fiscal 2022 which would constitute “audit related fees”.

Tax Fees

Weinberg did not provide any professional services to us during Fiscal 2023 which would constitute “tax fees”.

BFB CPA did not provide any professional services to us during Fiscal 2022 which would constitute “tax fees”.

All Other Fees

Weinberg did not provide any professional services to us during Fiscal 2023 which would constitute “other fees”.

BFB CPA did not provide any professional services to us during Fiscal 2022 which would constitute “other fees”.

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

Consistent with the SEC’s rules, the Audit Committee pre-approves all audit and permissible non-audit services provided by our independent auditors. These services may include audit services, audit-related services, tax and other services. Pre-approval is generally provided for up to one year, and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis. During Fiscal 2023 all services provided by Weinberg were pre-approved by the Audit Committee in accordance with this policy. During Fiscal 2022 all services provided by BFB CPA were pre-approved by the Audit Committee in accordance with this policy.

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

AURA SYSTEMS, INC.

Dated:	May 26, 2023

By:	/s/ Cipora Lavut
Cipora Lavut
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signatures	Title	Date

/s/ Cipora Lavut	President (Principal Executive Officer), Board Chair	May 26, 2023
Cipora Lavut

/s/ Steven Willett	Chief Financial Officer (Principal Financial Officer)	May 26, 2023
Steven Willett

/s/ David Mann	Director	May 26, 2023
David Mann

/s/ Robert Lempert	Director	May 26, 2023
Robert Lempert

/s/ Gary Douglas	Director	May 26, 2023
Gary Douglas

/s/ Salvador Diaz-Verson, Jr.	Director	May 26, 2023
Salvador Diaz-Verson, Jr.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Aura Systems, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Aura Systems, Inc. (the “Company”) as of February 28, 2023 and 2022, the related statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, during the year ended February 28, 2023, the Company incurred a net loss and used cash in operations, and at February 28, 2023, had a stockholders’ deficit. In addition, at February 28, 2023, notes payable and related accrued interest with an aggregate balance of $6.2 million have reached maturity and are past due. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which it relates.

Troubled debt restructuring

As described in Note 9 to the financial statements, in March 2022, the Company signed an agreement with a noteholder to settle past due notes payable and accrued interest aggregating $12.1 million by the issuance of a new restructured note payable for $10 million. As part of the agreement, the Company also issued warrants with a fair value of $1.1 million to the noteholder. Management assessed the settlement agreement and determined that the accounting guidance under troubled debt restructuring should apply as the Company was experiencing financial difficulties and the noteholder granted a concession.

We identified the accounting for the troubled debt restructuring as a critical audit matter because of the significant judgements made by management in the application of troubled debt restructuring accounting and the valuation of the notes payable, accrued interest, and warrants. This required a high degree of auditor judgement to assess the reasonableness of management’s conclusions.

The primary procedures we performed related to the troubled debt restructuring included:

●	We obtained supporting agreements, and inquired of management to gain an understanding of the relevant facts and circumstances related to the troubled debt restructuring.
●	We agreed amounts of the past due notes and accrued interest to supporting schedules.
●	We recalculated the fair value of the warrants issued.
●	We evaluated management’s accounting conclusions regarding the troubled debt restructuring.
●	We assessed the sufficiency of management’s disclosures related to the troubled debt restructuring.

We have served as the Company’s auditor since 2022.

/s/ Weinberg & Company, P.A.

Los Angeles, California

May 26, 2023

AURA SYSTEMS, INC.

BALANCE SHEETS

	February 28, 2023	February 28, 2022
(amounts in thousands, except share data)
Assets
Current assets
Cash and cash equivalents	$15	$150
Inventories	155	144
Prepaid and other current assets	142	256
Total current assets	312	550
Property and equipment, net	461	485
Operating lease right-of-use asset	816	1,000
Security deposit	160	160
Total assets	$1,749	$2,195

Liabilities and Shareholders’ Deficit
Current liabilities
Accounts payable (including $226 and $209 due to related party, respectively)	$2,317	$1,582
Accrued expenses (including $1,145 and $750 due to related party, respectively)	1,830	1,692
Customer advances	454	440
Notes payable, current portion	92	98
Convertible notes payable, current portion-past due	1,403	1,403
Convertible note payable-related party-past due	3,000	3,000
Notes payable-related parties, current portion (includes $700 past due)	4,714	12,996
Operating lease liability, current portion	207	180
Derivative warrant liability	9	828
Total current liabilities	14,026	22,219

Notes payable, net of current portion	256	328
Note payable-related party, net of current portion	7,065	-
Operating lease liability, net of current portion	660	867
Total liabilities	22,007	23,414

Commitments and contingencies	-	-

Shareholders’ deficit
Common stock: $0.0001 par value; 150,000,000 shares authorized; 94,648,346 and 83,119,104 issued and outstanding at February 28, 2023 and February 28, 2022, respectively.	9	8
Additional paid-in capital	454,507	450,137
Accumulated deficit	(474,774)	(471,364)
Total shareholders’ deficit	(20,258)	(21,219)
Total liabilities and shareholders’ deficit	$1,749	$2,195

See accompanying notes to these financial statements.

AURA SYSTEMS, INC.

STATEMENTS OF OPERATIONS

	Fiscal Years Ended
	February 28, 2023	February 28, 2022
(amounts in thousands, except share and per share data)
Net revenue	$71	$100
Cost of goods sold	88	124
Gross loss	(17)	(24)
Operating expenses:
Engineering, research and development (including $150 and $138 to related party, respectively)	850	611
Selling, general and administration	2,636	2,795
Total operating expenses	3,486	3,406
Loss from operations	(3,503)	(3,430)
Other income (expense):
Interest expense, net (including $545 and $981 to related parties, respectively)	(727)	(1,271)
Gain on extinguishment of derivative warrant liability	237	61
Change in fair value of derivative warrant liability	582	477
Gain on extinguishment of PPP loans	-	167
Gain on debt settlement	-	4
Other income	1	-
Net loss	$(3,410)	$(3,992)

Basic and diluted loss per share	$(0.04)	$(0.05)
Basic and diluted weighted-average shares outstanding	88,947,803	76,805,616

See accompanying notes to these financial statements.

AURA SYSTEMS INC.

STATEMENTS OF SHAREHOLDERS’ DEFICIT

(in thousands, except share data)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Deficit
Balance, February 28, 2021 (As Restated)	71,103,009	$7	$446,249	$(467,372)	$(21,116)

Common shares issued for cash	10,199,665	1	2,652	-	2,653
Common shares issued for settlement of debt-related parties	1,571,429	-	550	-	550
Common shares issued for services	245,001	-	74	-	74
Share-based compensation	-	-	612	-	612
Net loss	-	-	-	(3,992)	(3,992)
Balance, February 28, 2022	83,119,104	8	450,137	(471,364)	(21,219)

Common shares issued for cash	11,529,242	1	3,269	-	3,270
Fair value of warrants issued for note settlement	-	-	1,051	-	1,051
Fair value of warrants issued for services	-	-	50	-	50
Net loss				(3,410)	(3,410)
Balance, February 28, 2023	94,648,346	$9	$454,507	$(474,774)	$(20,258)

See accompanying notes to these financial statements.

AURA SYSTEMS, INC.

STATEMENTS OF CASH FLOWS

	Fiscal Years Ended
	February 28, 2023	February 28, 2022
(amounts in thousands)
Net loss	$(3,410)	$(3,992)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation	78	15
Inventory write-down	4	36
Gain on extinguishment of PPP loans	-	(167)
Gain on extinguishment of derivative warrant liability, net	(237)	(61)
Change in fair value of derivative warrant liability	(582)	(477)
Gain on debt settlement	-	(4)
Common stock issued for services	-	74
Common stock warrants issued for services	50	-
Share-based compensation	-	612
Changes in operating assets and liabilities:
Inventory	(15)	(86)
Prepaid and other current assets	114	(90)
Operating lease right-of-use asset	184	167
Accounts payable and accrued expenses	364	387
Accrued interest on notes payable	492	1,056
Customer advances	14	-
Operating lease liability	(179)	(111)
Cash used in operating activities	(3,123)	(2,641)

Cash used in investing activities:
Purchase of property and equipment	(54)	(196)

Cash flows from financing activities:
Proceeds from issuance of common stock	3,270	2,653
Principal payments of notes payable	(228)	(147)
Proceeds from government assistance loans – PPP loan	-	91
Cash provided by financing activities	3,042	2,597

Net decrease in cash and cash equivalents	(135)	(240)
Cash and cash equivalents-beginning of year	150	390
Cash and cash equivalents-end of year	$15	$150
Cash paid for:
Interest	$166	$85
Income taxes	$-	$-

Supplemental schedule of non-cash transactions:
Fair value of warrants issued for note settlement	$1,051	$-
Accounts payable converted into shares of common stock	$-	$450
Accrued expenses converted into shares of common stock	$-	$100
Acquisition of property and equipment with notes payable	$-	$288

See accompanying notes to these financial statements.

AURA SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

Years ended February 28, 2023 and 2022

(In thousands, except share and per share amounts)

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  During the fiscal year ended February 28, 2023, the Company incurred a net loss of approximately $3.4 million and had negative cash flows from operating activities of approximately $3.1 million and at February 28, 2023, had a stockholders deficit of approximately $20.3 million and a working capital deficit of approximately $13.7 million. In addition, as of February 28, 2023, notes payable with an aggregate balance of $5.1 million and accrued interest of $1.1 million are past due. These factors raise substantial doubts about the Company’s ability to continue as a going concern within one year of the date that these financial statements are issued. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Subsequent to February 28, 2023, the Company issued 2,334,847 shares of common stock in exchange for cash proceeds of $770. The Company’s ability to continue as a going concern is dependent upon its ability to continue to implement its business plan. During the next twelve months we intend to continue to attempt to increase the Company’s sale of our AuraGen®/VIPER products both domestically and internationally and to add to our existing management team. In addition, we plan to continue to rebuild the engineering and sales teams, and to the extent appropriate, utilize third party contractors to support the operation. We anticipate being able to obtain new sources of funding to support these actions in the upcoming fiscal year. No assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, if needed, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its stockholders, in the case of equity financing. In the event the Company is unable to generate profits and is unable to obtain financing for its working capital requirements, it may have to curtail its business further or cease business altogether.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reported periods. Significant estimates include assumptions made for inventory reserve, impairment testing of long-lived assets, the valuation allowance for deferred tax assets, assumptions used in valuing derivative liabilities, notes payable, assumptions used in valuing share-based compensation, and accruals for potential liabilities. Amounts could materially change in the future.

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

Our primary source of revenue is the manufacture and delivery of generator sets used primarily in mobile power applications, which represented nearly 100% of our revenues of approximately $71 and $100 for the fiscal years ended February 28, 2023 and 2022, respectively. Our principal sales channel is sales to a domestic distributor.

In accordance with ASC 606, we recognize revenue, net of discounts, for our generator sets at time of product delivery to the domestic distributor (i.e. point-in-time), which also corresponds to the passage of legal title to the customer and the satisfaction of our performance obligations to the customer. Our payment terms are cash payment due upon delivery and typically includes a 2% price discount off the selling price in accordance with this policy. Our commercial terms and conditions do not include a right of return for reasons other than a defect in performance or quality. We offer a 24-month assurance-type warranty covering material and manufacturing defects, which we account for under the guidance of ASC 460, Guarantees. We have a limited history of shipments, and, as such, we have not recorded a warranty liability on our balance sheets at February 28, 2023 and 2022, respectively; however, we expect warranty claims to be immaterial.

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

Inventories

Inventories are valued at the lower of cost (first-in, first-out) or net realizable value, on an average cost basis. We review the components of inventory on a regular basis for excess or obsolete inventory based on estimated future usage and sales. When evidence exists that the net realizable value of inventory is lower than its cost, the difference is recognized as a loss in the period in which it occurs. Once inventory has been written down, it creates a new cost basis for inventory that may not be subsequently written up. During the years ended February 28, 2023 and 2022, the Company wrote-down inventories of $4 and $36, respectively.

Property and Equipment

Property and equipment are recorded at historical cost and depreciated on a straight-line basis over their estimated useful lives of approximately three years up to ten years once the individual assets are placed in service. Leasehold improvements are amortized over the shorter of the useful life or the remaining period of the applicable lease term.

Management assesses the carrying value of property and equipment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If there is an indication of impairment, management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value at that time. At February 28, 2023 and 2022, management determined there were no impairments of the Company’s property and equipment.

Impairment of Long-lived Assets

The Company reviews its property and equipment, right-of-use asset, and other long-lived assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. For the years ended February 28, 2023 and 2022, the Company had no impairment of long-lived assets.

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

Customer Advances

Customer advances represent consideration received from customers under revenue contracts for which the Company has not yet delivered to the customer the ordered goods or services.

Concentration of Credit and Other Risks

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and accounts receivable. Cash is deposited with a limited number of financial institutions. The balances held at any one financial institution at times may be in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits of up to $250. We have not experienced any losses in such accounts and believe we are not exposed to any significant risk on cash and cash equivalents.

During the year ended February 28, 2023, one customer accounted for 55% and one customer accounted for 10% of revenues. During the year ended February 28, 2022, one customer accounted for 18%, two customers each accounted for 16% and one customer accounted for 15% of revenues.

As of February 28, 2023, four vendors accounted for 38%, 10%, 10% and 13% of accounts payable. As of February 28, 2022, three vendors accounted for 44%, 13% and 15% of accounts payable.

Research and Development

The Company engages in research and development to stay current with changes in vehicle manufacture and design and to maintain an advantage over potential competition. Research and development expenses relate primarily to the development, design, and testing of preproduction prototypes and models and are expensed as incurred. Research and development costs for Fiscal 2023 and 2022 were approximately $850 and $611, respectively.

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

The Company uses Level 3 inputs for its valuation methodology for the derivative liabilities as their fair values were determined by using a Binomial pricing model. The Company’s derivative liabilities are adjusted to reflect fair value at each reporting date, with any increase or decrease in the fair value being recorded in the statement of operations.

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

The following table sets forth by level, within the fair value hierarchy, the Company’s assets and liabilities at fair value as of February 28, 2023 and 2022:

	February 28, 2023
	Level 1	Level 2	Level 3	Total
(amounts in thousands)
Liabilities
Derivative warrant liability	$-	$-	$9	$9
Total	$-	$-	$9	$9

	February 28, 2022
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative warrant liability	$-	$-	$828	$828
Total	$-	$-	$828	$828

The Company estimated the fair value of the derivative warrant liability using the Binomial Model (see Note 12).

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

The following information sets forth the computation of basic and diluted net increase in the Company’s net assets per share resulting from operations for the years ended February 28, 2023 and 2022:

	Year Ended February 28,
	2023	2022
(amounts in thousands, except share and per share data)
Numerator
Net loss	(3,410)	(3,992)

Denominator
Denominator for basic weighted average share	88,947,803	76,805,616
Earnings (loss) per share
Basic loss per share:	(0.04)	(0.05)
Diluted loss per share	(0.04)	(0.05)

For the years ended February 28, 2023 and 2022, the calculations of basic and diluted loss per share are the same because potential dilutive securities would have had an anti-dilutive effect. The potentially dilutive securities consisted of the following:

	February 28, 2023	February 28, 2022
Warrants	3,564,764	4,800,834
Options	4,792,857	5,059,769
Convertible notes	3,907,187	3,749,961
Total	12,264,808	13,610,564

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

Recently Issued Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2020-06 “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”).” ASU 2020-06 reduces the number of accounting models for convertible debt instruments by eliminating the cash conversion and beneficial conversion models. The diluted net income per share calculation for convertible instruments will require the Company to use the if-converted method. For contracts in an entity’s own equity, the type of contracts primarily affected by this update are freestanding and embedded features that are accounted for as derivatives under the current guidance due to a failure to meet the settlement conditions of the derivative scope exception. This update simplifies the related settlement assessment by removing the requirements to (i) consider whether the contract would be settled in registered shares, (ii) consider whether collateral is required to be posted, and (iii) assess shareholder rights. ASU 2020-06 is effective March 1, 2024, for the Company and the provisions of this update can be adopted using either the modified retrospective method or a fully retrospective method. Early adoption is permitted, but no earlier than January 1, 2021, including interim periods within that year. Effective January 1, 2021, the Company early adopted ASU 2020-06 and that adoption did not have an impact on our financial statements and related disclosures.

In May 2021, the FASB issued ASU 2021-04 “Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation— Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815- 40) Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options” (“ASU 2021-04”). ASU 2021-04 provides guidance as to how an issuer should account for a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option (i.e., a warrant) that remains equity classified after modification or exchange as an exchange of the original instrument for a new instrument. An issuer should measure the effect of a modification or exchange as the difference between the fair value of the modified or exchanged warrant and the fair value of that warrant immediately before modification or exchange and then apply a recognition model that comprises four categories of transactions and the corresponding accounting treatment for each category (equity issuance, debt origination, debt modification, and modifications unrelated to equity issuance and debt origination or modification). ASU 2021-04 is effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. An entity should apply the guidance provided in ASU 2021-04 prospectively to modifications or exchanges occurring on or after the effective date. The Company adopted ASU 2021-04 effective March 1, 2022. The adoption of ASU 2021-04 did not have any impact on the Company’s financial statement presentation or disclosures.

In September 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires entities to use a forward-looking approach based on current expected credit losses (“CECL”) to estimate credit losses on certain types of financial instruments, including trade receivables. This may result in the earlier recognition of allowances for losses. ASU 2016-13 is effective for the Company beginning March 1, 2023, and early adoption is permitted. The Company does not believe the potential impact of the new guidance and related codification improvements will be material to its financial position, results of operations and cash flows.

Other recent accounting pronouncements and guidance issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission (the “SEC”) did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 3 – INVENTORIES

Inventories consisted of the following:

	February 28, 2023	February 28, 2022
(amounts in thousands)
Raw materials	$114	$130
Work-in-process	22	14
Finished goods	19	-

Total inventory	$155	$144

NOTE 4 – PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets consisted of the following:

	February 28, 2023	February 28, 2022
(amounts in thousands)
Prepaid annual software licenses	$92	$95
Prepaid commissions	-	73
Vendor advances	8	35
Prepaid insurance	11	-
Other prepaid expenses	31	53
Total prepaid and other current assets	$142	$256

NOTE–5 - PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	February 28,
	2023	2022
(amounts in thousands)
Leasehold improvements	$57	$57
Machinery and equipment	301	277
Vehicle	96	96
Computer equipment	80	60
Furniture and fixtures	20	10
	554	500
Less accumulated depreciation and amortization	(93)	(15)
	$461	$485

Depreciation expense for the years ended February 28, 2023 and 2022 was $78 and $15, respectively:

NOTE 6 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable consisted of the following:

	February 28, 2023	February 28, 2022
(amounts in thousands)
Convertible notes payable -past due	$1,403	$1,403
Non-current	-	-
Current	$1,403	$1,403

In Fiscal 2013 and 2014, the Company issued six convertible notes payable in the aggregate of $4,000. As of February 28, 2022 and 2021, the outstanding balance of the convertible notes payable amounted to $1,403. The notes are unsecured, bear interest at 5% per annum and are convertible to shares of common stock at a conversion price of $1.40 per share, as adjusted. The notes were originally due in 2014 to 2017, and were all amended in 2018 and the maturity date for all the notes was changed to January 11, 2023. As of February 28, 2023, the convertible notes of $1,403 and accrued interest of $354 have reached maturity and are past due.

At February 28, 2023 and 2022, accrued interest on convertible notes payable totaled approximately $354 and $284, respectively, and is included in accrued expenses (See Note 10).

NOTE 7 – CONVERTIBLE NOTE PAYABLE-RELATED PARTY

Convertible note payable – related party consisted of the following:

	February 28, 2023	February 28, 2022
(amounts in thousands)
Convertible note payable -past due	$3,000	$3,000
Non-current	-	-
Current	$3,000	$3,000

On January 24, 2017, the Company entered into a debt refinancing agreement with a former director and current shareholder of the Company. As part of the agreement, the Company issued a $3,000 convertible note. The convertible note is unsecured, bears interest at 5% per annum, is due February 2, 2023, and is convertible into shares of common stock at a conversion price of $1.40 per share, as adjusted. As of February 28, 2023, the convertible note of $3,000 and related accrued interest of $713 has reached maturity and is past due.

At February 28, 2023 and 2022, accrued interest on convertible notes payable-related party totaled approximately $713 and $563, respectively, and is included in accrued expenses (See Note 10).

NOTE 8 – NOTES PAYABLE

Notes payable consisted of the following:

	February 28, 2023	February 28, 2022
(amounts in thousands)
Secured notes payable
(a) Note payable-EID loan	$150	$150
(b) Notes payable-vehicles and equipment	188	266

Unsecured notes payable
(c) Note payable-other	10	10
Total	$348	$426
Non-current	256	328

(a) Economic Injury Disaster (EID) Loan

Entities negatively impacted by the COVID-19 pandemic were eligible to apply for loans sponsored by the United States Small Business Administration (“SBA”) Economic Injury Disaster Loan (“EID Loan”) program. On July 1, 2020, the Company received a $150 loan under this program. The proceeds can be used to fund payroll, healthcare benefits, rent and other qualifying expenses, and the loan is not subject to a loan forgiveness provision. The loan is due July 1, 2050, interest accrues at 3.75% per annum, and is secured by the assets of the Company.

(b) Notes payable-vehicle and equipment

During Fiscal 2022, the Company purchased two pieces of equipment and a vehicle for approximately $329 as a part of its efforts to expand its operations and research and development capacities. The Company made down payments aggregating to approximately $41 with the balance financed by two notes payable aggregating to approximately $288. The notes are secured by the equipment and vehicle purchased. One note is due in 36 equal monthly payments of approximately $6 each, including interest at 2.9% per annum. The second note is due in 72 equal monthly payments of approximately $1.5 each, including interest at 10.9% interest per annum. As of February 28, 2023, the balance of the notes was approximately $188.

(c) Other notes payable

Demand promissory notes as of February 28, 2023 and February 28, 2022 are for one individual issued in September 2015 that is payable on demand with an interest rate of 10% per annum.

At February 28, 2023 and 2022, accrued interest on notes payable totaled approximately $23 and $36, respectively, and is included in accrued expenses (See Note 10).

NOTE 9 – NOTES PAYABLE-RELATED PARTIES

Notes payable-related parties consisted of the following:

	February 28, 2023	February 28, 2022
(amounts in thousands)
Unsecured notes payable
(a) Notes payable-Koppel (prior to restructuring)	$-	$5,607
Accrued interest-Koppel (prior to restructuring)	-	6,534
Notes payable -Koppel (restructured)	10,915	-
Subtotal-Koppel	10,915	12,141

(b) Note payable- Gagerman	82	82
Accrued interest-Gagerman	82	73
Subtotal-Gagerman	164	155

(c) Note payable-Jiangsu Shengfeng-past due	700	700

Total	$11,779	$12,996
Non-current	7,065	-
Current	$4,714	$12,996

(a) Kopple Notes

In fiscals 2013 through 2018, the Company issued notes payable to Robert Kopple and associated entities (collectively “Kopple”) in the aggregate of $6,107. Robert Kopple is the former Vice-Chairman of the Company’s Board of Directors and is a current shareholder in the Company. The notes were unsecured, bear interest at rates ranging from 5% and 15% per annum, and were due in fiscal 2014 through fiscal 2018. Kopple brought suit against the Company beginning in 2017 for repayment of the notes.

At February 28, 2022, the accrued interest due to Kopple totaled approximately $6,534. Due to its significance, the balance of accrued interest is added to the note payable principal for presentation on the accompanying balance sheet as of February 28, 2022. As of February 28, 2022, the outstanding balance of the Kopple notes payable and accrued interest amounted to approximately $12,141.

On March 14, 2022, the Company reached an agreement with Kopple to resolve all remaining litigation between them, including all amounts owed to Kopple under the notes. Under the terms of the settlement, the Company agreed to issue a new note and pay Kopple an aggregate amount of $10,000, including $3,000 initially due in June 2022, and $1,000 to be paid annually for seven years after the initial $3,000 is paid. In June 2022, $150 of the new note was paid, and the balance of $2,850 has been extended to May 29, 2023 (see Note 17). As of February 28, 2023, in exchange for the extended payment date, the Company has paid $105 in extension fees in cash, and recorded an additional $230 in deferred forbearance fees all of which are included in interest expense. The deferred forbearance fees are due with the final payment under the settlement agreement. All amounts, including all accrued interest and accrued forbearance fees, are to be paid no later than eight years from the date of the initial payment.

Additionally, the settlement agreement granted Koppel warrants exercisable into 3,331,664 shares of the Company’s common stock at a price of $0.85 per share. The Company used Black-Scholes modeling to compute the fair value of the warrants which is estimated to be approximately $1,051.

The settlement provides for certain increases in the amounts payable to Kopple and the right of such parties to enter judgement against the Company if the Company remains in uncured default in its payment obligations. Interest on the new note began accruing in January 2023 at 6% per annum, and as a result the Company recorded approximately $52 of interest in Fiscal 2023. Pursuant to the settlement agreement, the Company is also subject to certain affirmative and negative covenants such as periodic submission of financial statements to Koppel and restrictions on future financing and investing activities, as defined in the agreement, including the covenant to not create any indebtedness that is senior in right of payment to the Kopple debt. Management believes such covenants are normal for this type of transaction and that management believes meeting these covenants will not affect operations and the Company was in compliance with all covenants as of February 28, 2023.

The Company assessed the settlement with Kopple under ASC 470 and determined that the guidance under troubled debt restructuring should apply as the Company was experiencing financial difficulties and Kopple granted a concession. Per ASC 470-60, the carrying value of the restructured note remains the same as before the restructuring, reduced only by the fair value of the warrants issued in connection with the transaction. The Company determined that the future undiscounted cash flows of the restructured new Kopple note exceeded the carrying value, and accordingly, no gain was recognized, and no adjustment was made to the carrying value of the debt, other than the adjustment for the fair value of the warrants. Interest expense on the new Kopple note will be computed using a new effective rate that equates the present value of the future cash payments specified by the new terms with the carrying value of the debt.

(b) Note payable-Gagerman

Melvin Gagerman, the Company’s former CEO and CFO whose employment was permanently terminated in July 2019, claims that in April 2014 the Company issued an unsecured demand promissory note to him in the amount of $82 that bears interest at a rate of 10% per annum. Gagerman claims that this note has not been repaid to date and is now owed.

In June 2022, Gagerman brought suit against the Company for repayment of this alleged note. Despite the fact that, based on Gagerman’s allegations, the note was issued during a period when Gagerman was the Company’s CEO, CFO, Corporate Secretary and Chairman of the Company’s Board of Directors, Gagerman has stated that he does not possess a copy of the alleged promissory note. The Company disputes that any amount is presently owed to Gagerman. Additionally, the Company has filed a cross-complaint against Gagerman for, among things, conversion, violation of California Business & Professions Code §17200, and various breaches of fiduciary duty that the Company believes Gagerman committed against the Company.

Based on Gagerman’s claims, as of February 28, 2023 and February 28, 2022, the outstanding balance of the Gagerman notes payable and accrued interest would amount to approximately $164 and $155, respectively. As of February 28, 2022 and February 28, 2022, despite the fact that the Company disputes Gagerman’s claims, under the guidance of ASC 450 - Contingencies, the Company has recorded the claimed notes payable and accrued interest amounts of approximately $164 and $155, respectively, in the accompanying balance sheets.

(c) Jiangsu Shengfeng Note

On November 20, 2019, the Company reached an agreement with a former joint venture partner Jiangsu Shengfeng regarding the return of $700 that had been advanced to the Company in prior years. As a result, in November 2019, and the Company issued a non-interest-bearing promissory note for $700 to be paid over an 11-month period beginning March 15, 2020, through February 15, 2021. As of February 28, 2023 and 2022, the principal due was $700, respectively, and was past due.

NOTE 10 – ACCRUED EXPENSES

Accrued expenses consisted of the following:

	February 28, 2023	February 28, 2022
(amounts in thousands)
Accrued interest-convertible notes payable (past due)	$354	$284
Accrued interest-convertible notes payable related party (past due)	713	563
Accrued interest-notes payable and other	322	36
Subtotal-accrued interest	1,389	883

Accrued payroll and related expenses	315	432
Other accrued expenses	126	377
	$1,830	$1,692

As of February 28, 2023 and February 28, 2022, accrued expenses includes accrued interest, accrued payroll and accrued consulting fees in the aggregate of $1,145 and $750, respectively, which are due to officers and shareholders and are considered related party transactions.

NOTE 11 – LEASES

During Fiscal 2021, our facilities consisted primarily of an approximate 20 square feet facility in Stanton, California and an additional storage facility in Santa Clarita, California. Effective February 28, 2021, the Company vacated these facilities and terminated the corresponding leases and consolidated our administrative and production operations, including warehousing, are housed within an approximately 18 square foot facility in Lake Forest, California. The Lake Forest facility lease is for 66-months effective February 2021 through August 31, 2026. The initial monthly base rental rate was approximately $22 per month and escalates 3% each year to approximately $26 per month in 2026. The lease liability was determined by discounting the future lease payments under the lease terms using a 10% per annum discount rate to arrive at the current lease liability.

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

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

	Year ended February 28, 2023	Year ended February 28, 2022
(amounts in thousands)
Lease Cost
Operating lease cost (included in general and administration in the Company’s statement of operations)	$279	$279

Other Information
Cash paid for amounts included in the measurement of lease liabilities for the years ended February 28, 2023 and 2022, respectively	$274	$222
Weighted average remaining lease term – operating leases (in years)	3.5	4.5
Average discount rate – operating leases	10.0%	10.0%

The supplemental balance sheet information related to leases for the period is as follows:

At February 28, 2023
Operating leases
Long-term right-of-use assets	$816

Short-term operating lease liabilities	$207
Long-term operating lease liabilities	660
Total operating lease liabilities	$867

Maturities of the Company’s lease liability is as follows:

Year Ending February 28:	Operating Lease
2024	$282
2025	291
2026	300
2027	154
Total lease payments	1,027
Less: Imputed interest/present value discount	(160)
Present value of lease liabilities	$867

NOTE 12 – DERIVATIVE WARRANT LIABILITY

In prior years under prior management, the Company issued warrants in prior years that include a fundamental transaction provision that could give rise to an obligation to pay cash to the warrant holder. The Company determined that the warrants do not satisfy the criteria for classification as equity instruments due to the existence of the cash settlement feature that is not within the sole control of the Company, and the warrants are accounted for as liabilities in accordance with ASC 815. The fair value of the warrants is remeasured at each reporting period, and the change in the fair value is recognized in earnings in the accompanying statements of operations. The warrant liability will ultimately be converted into the Company’s equity when the warrants are exercised, or will be extinguished on the expiration of the outstanding warrants.

The following tables summarize the derivative warrant liability:

	February 28, 2023	February 28, 2022
(amounts in thousands, except share and per share data)
Stock price	$0.25	$0.41
Risk free interest rate	4.7%	1.0%
Expected volatility	190%	170%
Expected life in years	0.97	0.98
Expected dividend yield	0%	0%
Number of warrants	113,100	4,800,834
Fair value of derivative warrant liability	$9	$828

	Number of Warrants Outstanding	Fair Value of Derivative Warrant Liability
(amounts in thousands, except share data)
February 29, 2021	5,622,272	$1,366
Change in fair value of derivative warrant liability	-	(477)
Gain on extinguishment on expiration of warrants	(861,438)	(61)
February 28, 2022	4,800,834	$828
Change in fair value of derivative warrant liability	-	(582)
Gain on extinguishment on expiration of warrants	(4,687,734)	(237)
February 28, 2023	113,100	$9

NOTE 13 – STOCKHOLDERS’ DEFICIT

Common Stock

On February 28, 2023 and February 28, 2022, the Company had 150,000,000 shares of $0.0001 par value common stock authorized for issuance.

During the year ended February 28, 2023, the Company issued 11,529,242 shares of common stock for net proceeds of approximately $3,270 in cash. During the year ended February 28, 2022, the Company issued 10,199,665 shares of common stock for net proceeds of approximately$2,653 in cash. Additionally, during the year ended February 28, 2022, the Company issued 1,571,429 shares of common stock in settlement of accounts payable and accrued expenses to related parties in the aggregate amount of $550 and issued 245,001 shares of common stock in exchange for services valued in the amount of approximately $74.

Stock Options

A summary of the Company’s stock option activity is as follows:

	Number of Shares	Exercise Price	Weighted Average Intrinsic Value
(amounts in thousands, except share and per share data)
Total options, February 28, 2021 (As Restated)	5,290,001	$0.77	$225
Granted	-	-	-
Exercised	-	-	-
Cancelled	(230,232)	1.40	-
Total options, February 28, 2022	5,059,769	$0.55	$360
Granted	-	-	-
Exercised	-	-	-
Cancelled	(266,912)	1.40	-
Total options, February 28, 2023	4,792,857	$0.48	$394
Exercisable, February 28, 2023	4,792,857	$0.48	$394

The exercise prices and information related to options under the 2011 Plan outstanding on February 28, 2023 are as follows:

Range of Exercise Price	Stock Options Outstanding	Stock Options Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price of Options Outstanding	Weighted Average Exercise Price of Options Exercisable
$0.25 to $1.40	4,792,857	4,792,857	2.38	$0.48	$0.48

The Company granted no stock options under its stock option 2011 plan during Fiscal 2023 and 2022. During the year ended February 28, 2022, the Company recognized approximately $612 in share-based compensation expense related to the fair value of vested stock options. The aggregate fair value of the options was determined at the time of grant using a Black-Scholes option pricing model.

Employee Stock Option Plans

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

Warrants

	Number of Warrants	Exercise Price
Outstanding, February 29, 2021	5,662,272	$1.40
Granted	-	-
Exercised	-	-
Expired	(861,438)	1.40
Outstanding, February 28, 2022	4,800,834	$1.40
Granted	3,451,664	0.82
Exercised	-	-
Expired	(4,687,734)	1.40
Outstanding, February 28, 2023	3,564,764	$0.86

There was no intrinsic value as of February 28, 2023, as the exercise prices of these warrants were greater than the market price of the Company’s stock. The exercise prices and information related to the warrants under the 2011 Plan outstanding on February 28, 2023 are as follows:

Range of Exercise Price	Stock Warrants Outstanding	Stock Warrants Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price of Warrants Outstanding	Weighted Average Exercise Price of Warrants Exercisable
$0.85 to $1.40	3,564,764	3,564,764	5.83	$0.86	$0.86

During March 2022, the Company reached a settlement agreement with its former Director, Robert Kopple, (see Note 9). As a part of the settlement, the Company issued to Mr. Kopple warrants to purchase 3,331,664 shares of the Company’s common stock (the “Kopple Warrants”) with a term of 7 years at an exercise price of $0.85 per share. The closing price of the Company’s common stock on the date of issuance was $0.317 per share. The fair value of the Kopple Warrants was approximately $1,051 and was recorded as a reduction to the outstanding balance of notes payable due Kopple and an increase in the additional paid-in capital of the Company.

During December 2022, the Company issued warrants to purchase 120,000 of the Company’s common stock with a term of 5 years at an exercise price of $0.50 per share in exchange for consulting services. The closing price of the Company’s common stock on the date of issuance was $0.425 per share. The fair value of the warrants issued for services was approximately $50,000 and was recorded as a general and administrative expense in the statement of operations and an increase in the additional paid-in capital of the Company.

The fair values of warrants issued during Fiscal 2023 were computed using various option pricing models including Black-Scholes model (Kopple warrants) and binomial model (services warrants) using the weighted average assumptions as set forth in the table below:

Weighted Average Assumptions for Warrants Issued During the Fiscal 2023
Exercise Price	$0.84
Share Price	$0.341
Volatility %	224.6%
Risk-Free Rate	2.04%
Expected Term (yrs)	6.9
Dividend Rate	0%

NOTE 14 – INCOME TAXES

For the years ended February 28, 2023 and 2022, the Company had no income tax expense.

	FY2023	FY2022
Current:
Federal	$-	$-
State	-	-
Total current	$-	$-

Deferred:
Federal	$-	$-
State	-	-
Total deferred	$-	$-

Total Provision	$-	$-

For the years ended February 28, 2023 and 2022, a reconciliation of the effective income tax rate to the U.S. statutory rate is as follows:

	FY2023	FY2022
Federal tax benefit at statutory rate	21%	21%
State tax benefit, net of federal benefit	7%	7%
Change in valuation allowance	(28)%	(28)%
Total	0%	0%

As of February 28, 2023, and February 28, 2022, the following table summarizes our deferred tax asset:

	FY2023	FY2022
(amounts in thousands)
Deferred tax asset
Net operating loss carryforwards	$39,374	$42,141
Gross deferred tax assets	39,374	42,141
Valuation allowance	(39,374)	(42,141)
Net deferred tax asset (liability)	$-	$-

The provisions of ASC Topic 740, Accounting for Income Taxes, require an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. For the years ended February 28, 2023 and 2022, based on all available objective evidence, including the existence of cumulative losses, the Company determined that it was more likely than not that the net deferred tax assets were not fully realizable. Accordingly, the Company established a full valuation allowance against its net deferred tax assets. The Company intends to maintain a full valuation allowance on net deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance. During the years ended February 28, 2023 and 2022, the valuation allowance decreased by $2.7 million and $4.8 million, respectively.

At February 28, 2023, the Company had available Federal and state net operating loss carryforwards (“NOL”s) to reduce future taxable income. For Federal purposes the amounts available were approximately $154.4 million and for state purposes the amounts available were approximately $99.4 million. The Federal carryforwards expire on various dates through 2043 and the state carryforwards expire on various dates through 2043. Due to restrictions imposed by Internal Revenue Code Section 382 regarding substantial changes in ownership of companies with loss carryforwards, the utilization of the Company’s NOL may be limited as a result of changes in stock ownership.

The Company’s operations are based in California and it is subject to Federal and California state income tax. Tax years after 2017 are open to examination by United States and state tax authorities.

The Company adopted the provisions of ASC 740, which requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any tax benefit can be recorded in the financial statements. ASC 740 also provides guidance on the recognition, measurement, classification and interest and penalties related to uncertain tax positions. As of February 28, 2023 and 2022, no liability for unrecognized tax benefits was required to be recorded or disclosed.

Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of February 28, 2023, and February 28, 2022, we have no accrued interest and penalties related to uncertain tax positions.

We are subject to taxation in the U.S. and California. Our tax years for 2014 and forward are subject to examination by our tax authorities. We are not currently under examination by any tax authority.

The Company has failed to file its California tax returns for the years ended February 28, 2015 through February 28, 2023 due to its inability to pay the minimum annual franchise tax payment of eight hundred dollars. The balance of accrued income taxes related to unpaid California franchise tax of $4.8 represents six years of minimum taxes due.

NOTE 15 – RELATED PARTY TRANSACTIONS

As of February 28, 2023 and 2022, Bettersea LLC (“Bettersea”) was a 9.7% and 11.0%, respectively, shareholder in the Company. For the years ended February 28, 2023 and 2022, the Company incurred total fees to Bettersea of $150 and $138, respectively, for consulting services. As of February 28, 2023 and 2022, a total of approximately $226 and $219, respectively, was due to Bettersea and included in accounts payable and accrued expenses.

During Fiscal 2022, the Company issued 1,285,714 shares of common stock with a fair value of Four hundred fifty thousand dollars for the settlement of accounts payable of Four hundred fifty thousand dollars due to Bettersea. Also, during fiscal 2022, the Company issued 285,715 shares of common stock with a fair value of One hundred thousand dollars for the settlement of accounts payable of One hundred thousand dollars due to the Company’s President. There were no gains or losses recognized on these transactions.

NOTE 16 – CONTINGENCIES

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

In 2017, the Company’s former COO was awarded approximately $238 in accrued salary and related charges by the California labor board. In August 2021, the Company reached a settlement by which the Company agreed to pay approximately $330, representing the principal award plus accrued interest. As of the time of this filing, the Company has paid approximately $272 toward the settlement amount. The remaining balance of approximately $58 is to be paid no later than September 1, 2023, and accrues interest of 10% per annum until paid.

Between July 2017 and March 2022, the Company had been engaged in litigation with a former director, Robert Kopple, relating to more than $13 million and the current equivalent of the approximately 23 million warrants, exercisable for seven years at a price of $0.10 per share, which Mr. Kopple and his affiliated entities (collectively the “Kopple Parties”) claimed should have been originally issued to them pursuant to various agreements with the Company entered to between 2013-2016. In March 2022, the Company reached a settlement with the Kopple Parties that resolves all claims asserted against the Company without any admission, concession or finding of any fault, liability or wrongdoing on the part of the Company. Under the terms of the settlement, the Company agreed to pay an aggregate amount of $10,000 (see Note 9), including an initial amount of $3,000 due in June 2022. In June, 2022, the Company paid $150 of the initial amount. All amounts, including all accrued interest and accrued forbearance fees, are to be paid no later than eight years from the date of the initial payment. The settlement also provides for standard mutual general release provisions and includes customary representations, warranties, and covenants, including certain increases in the amount payable to the Kopple Parties and the right of such parties to enter judgment against the Company if the Company remains in uncured default in its payment obligations under the settlement. As of the date of this report, the Company has not yet paid the $2,850 balance of the initial installment (see Note 17).

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

NOTE 17 – SUBSEQUENT EVENTS

Subsequent to February 28, 2023, additional amendments to the settlement agreement with Kopple (see Note 9) were entered into extending the due date for the $2,850 balance due on the initial payment to May 29, 2023. In exchange for the additional amendments, the Company agreed to pay additional extension fees of $60 in cash and an additional $200 in deferred forbearance fees to be paid with the final payment under the settlement agreement.

Subsequent to February 28, 2023, the Company issued 2,334,847 shares of common stock in exchange for cash proceeds of $770.