Form 10-Q
period 2023-05-31
AURA SYSTEMS INC
filed 2023-07-24
CIK 826253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding July 12, 2023
Common Stock, par value $0.0001 per share	98,204,406 shares

AURA SYSTEMS, INC.

i

ITEM 1. FINANCIAL STATEMENTS

AURA SYSTEMS, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

(amounts in thousands, except share data)	May 31, 2023	February 28, 2023
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$50	$15
Inventories	162	155
Prepaid and other current assets	129	142
Total current assets	341	312
Property and equipment, net	458	461
Operating lease right-of-use asset	767	816
Security deposit	160	160
Total assets	$1,726	$1,749

Liabilities and Shareholders’ Deficit
Current liabilities
Accounts payable and accrued expenses (including $370 and $376 due to related party, respectively)	$2,762	$2,758
Accrued interest (including $1,382 and $995 due to related party, respectively)	1,794	1,389
Customer advances	447	454
Convertible notes payable, past due	1,403	1,403
Convertible note payable-related party, past due	3,000	3,000
Notes payable, current portion	92	92
Notes payable-related parties, current portion	4,716	4,714
Operating lease liability, current portion	214	207
Warrant derivative liability	3	9
Total current liabilities	14,431	14,026

Notes payable, non-current portion	235	256
Note payable-related party, non-current portion	7,003	7,065
Operating lease liability, non-current portion	603	660
Total liabilities	22,272	22,007

Commitments and contingencies	-	-

Shareholders’ deficit
Common stock: $0.0001 par value; 150,000,000 shares authorized; 97,234,708 and 94,648,346 issued and outstanding at May 31, 2023 and February 28, 2023, respectively.	9	9
Additional paid-in capital	455,360	454,507
Accumulated deficit	(475,915)	(474,774)
Total shareholders’ deficit	(20,546)	(20,258)
Total liabilities and shareholders’ deficit	$1,726	$1,749

The accompanying notes are an integral part of these unaudited financial statements.

AURA SYSTEMS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
(amounts in thousands, except share and per share data)	May 31, 2023	May 31, 2022
Net revenue	$10	$6
Cost of goods sold	15	13
Gross loss	(5)	(7)
Operating expenses:
Engineering, research and development (including $36 and $35 to related party, respectively)	207	167
Selling, general and administration	508	850
Total operating expenses	715	1,017
Loss from operations	(720)	(1,024)
Other income (expense):
Interest expense, net	(428)	(81)
Change in fair value of derivative warrant liability	7	553
Net loss	$(1,141)	$(552)

Basic and diluted loss per share	$(0.01)	$(0.01)
Basic and diluted weighted-average shares outstanding	96,036,536	84,273,089

See accompanying notes to these unaudited financial statements.

AURA SYSTEMS, INC.

CONDENSED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(Unaudited)

(in thousands, except share data)	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Deficit
Balance, February 28, 2022	83,119,104	$8	$450,137	$(471,364)	$(21,219)
Common shares issued for cash	2,116,665	-	635	-	635
Fair value of warrants issued for note settlement	-	-	1,051	-	1,051
Net loss	-	-	-	(552)	(552)
Balance, May 31, 2022 (unaudited)	85,235,769	$8	$451,823	$(471,916)	$(20,085)

Balance, February 28, 2023	94,648,346	$9	$454,507	$(474,774)	$(20,258)
Common shares issued for cash	2,586,362	-	853	-	853
Net loss	-	-	-	(1,141)	(1,141)
Balance, May 31, 2023 (unaudited)	97,234,708	$9	$455,360	$(475,915)	$(20,546)

See accompanying notes to these unaudited financial statements.

AURA SYSTEMS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
(amounts in thousands)	May 31, 2023	May 31, 2022
Net loss	$(1,141)	$(552)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation and amortization	26	18
Change in fair value of derivative warrant liability	(7)	(553)
Changes in operating assets and liabilities:
Inventory	(7)	(19)
Prepaid and other current assets	(9)	53
Deposit	-	27
Operating lease right-of-use asset	49	44
Accounts payable, accrued expenses and customer advances	(3)	244
Accrued interest on notes payable	345	59
Operating lease liability	(50)	(43)
Cash used in operating activities	(797)	(722)

Cash used in investing activities:
Purchase of property and equipment	(1)	(23)

Cash flows from financing activities:
Proceeds from issuance of common stock	853	635
Principal payments of notes payable	(20)	(19)
Cash provided by financing activities	833	616

Net increase (decrease) in cash and cash equivalents	35	(129)
Cash and cash equivalents-beginning of period	15	150
Cash and cash equivalents-end of period	$50	$21
Cash paid for:
Interest	$67	$39
Income taxes	$-	$-

Supplemental schedule of non-cash transactions:
Reclassification of prepaid expense to property and equipment	$22	$-
Adjustment to interest expense to account for the effective interest rate of note payable	$62	$-
Fair value of warrants issued for note settlement	$-	$1,051

See accompanying notes to these unaudited financial statements.

AURA SYSTEMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

(Amounts in thousands, except share and per share amounts)

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

Basis of Presentation

The accompanying unaudited condensed financial statements as of and for the three months ended May 31, 2023 and 2022, have been prepared have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed financial statements reflect all adjustments of a normal recurring nature that are necessary for a fair presentation of the results for the periods presented. The Condensed Balance Sheet information as of February 28, 2023, was derived from the Company’s audited Financial Statements as of February 28, 2023, included in the Company’s Annual Report on Form 10-K filed with the SEC on May 26, 2023. These financial statements should be read in conjunction with that report. The results of operations for the period ended May 31, 2023, may not necessarily be indicative of the results that may be expected for the full fiscal year ending February 28, 2024.

The Company’s fiscal year ends on the last calendar day of February. Accordingly, the current fiscal year will end on February 28, 2024 and is referred to as “Fiscal 2024”. Our prior fiscal years ended February 28, 2023, February 28, 2022 and 2021, and are referred to as “Fiscal 2023”, “Fiscal 2022” and “Fiscal 2021”, respectively.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. During the three-month period ended May 31, 2023, the Company reported a net loss of approximately $1,141 and used cash in operating activities of approximately $797, respectively, and at May 31, 2023 the Company had a stockholders’ deficit of $20,546. In addition, at May 31,2023, convertible notes payable in the aggregate amount of $4,403 are past due. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s February 28, 2023, financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

COVID-19

As of the date of this filing, the COVID-19 pandemic has been declared to be officially over. Despite this fact, there continues to be lingering impacts of the COVID-19 pandemic in the regions in which the Company operates. The Company has not observed any impairments of its assets or a significant change in the fair value of its assets due to the COVID-19 pandemic. At this time, it is not possible for the Company to predict the duration or magnitude of the adverse results stemming from the outbreak and its lingering effects on the Company’s business or results of operations, financial condition, or liquidity.

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

The following table sets forth by level, within the fair value hierarchy, the Company’s assets and liabilities at fair value as of May 31, 2023 and February 28, 2023:

	May 31, 2023
(amounts in thousands)	Level 1	Level 2	Level 3	Total
Liabilities
Derivative warrant liability	$-	$-	$3	$3
Total	$-	$-	$3	$3

	February 28, 2023
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative warrant liability	$-	$-	$9	$9
Total	$-	$-	$9	$9

The Company estimated the fair value of the derivative warrant liability using the Binomial Model.

The following table provides a roll-forward of the warrant derivative liability measured at fair value on a recurring basis using unobservable level 3 inputs for the period ended May 31, 2023 as follows:

(amounts in thousands, except share data)	Number of Derivative Warrants Outstanding	Fair Value of Warrant Derivative Liability
February 28, 2023	113,100	$9
Change in fair value of derivative warrant liability	-	(7)
May 31, 2023	113,100	$3

Reclassifications

Certain February 28, 2023 balances have been reclassified to conform with the May 31, 2023 presentation. In presenting the Company’s consolidated balance sheet at February 28, 2023, the Company originally presented accrued interest of $1,389 and accrued payroll and expenses of $441, totaling $1,830 as a separate line item called Accrued Expenses. In presenting the Company’s consolidated balance sheet at May 31, 2023, the Company has reclassified the balance of accrued interest of $1,389 as a separate line item, and the balance of accrued payroll and expenses of $441 as part of accounts payable and accrued expense in the accompanying February 28, 2023 financial statements.

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

For the three-months ended May 31, 2023 and May 31, 2022, the calculations of basic and diluted loss per share are the same because potentially dilutive securities would have had an anti-dilutive effect. The potentially dilutive securities consisted of the following:

	May 31, 2023	May 31, 2022
Warrants	3,564,764	8,132,498
Options	4,250,000	5,059,769
Convertible notes	3,946,823	3,749,961
Total	11,761,578	16,942,228

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

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

In September 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires entities to use a forward-looking approach based on current expected credit losses (“CECL”) to estimate credit losses on certain types of financial instruments, including trade receivables. This may result in the earlier recognition of allowances for losses. ASU 2016-13 is effective for the Company beginning March 1, 2023, and early adoption is permitted. The Company adopted ASU 2021-04 effective March 1, 2023. The adoption of ASU 2016-13 did not have any impact on the Company’s financial statement presentation or disclosures.

Other recent accounting pronouncements and guidance issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission (the “SEC”) did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 2 – CONVERTIBLE NOTES PAYABLE, PAST DUE

Convertible notes payable consisted of the following:

(amounts in thousands)	May 31, 2023	February 28, 2023
Convertible notes payable – past due	$1,403	$1,403
Non-current	-	-
Current	$1,403	$1,403

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

As of May 31, 2023 and February 28, 2023, the outstanding balance of the convertible notes payable amounted to $1,403 and are past due. At May 31, 2023 and February 28, 2023, accrued interest on convertible notes payable totaled approximately $372 and $354, respectively.

NOTE 3 – CONVERTIBLE NOTE PAYABLE-RELATED PARTY, PAST DUE

Convertible note payable – related party consisted of the following:

(amounts in thousands)	May 31, 2023	February 28, 2023
Convertible note payable – past due	$3,000	$3,000
Non-current	-	-
Current	$3,000	$3,000

On January 24, 2017, the Company entered into a debt refinancing agreement with a former director and current shareholder of the Company. As part of the agreement, the Company issued a $3,000 convertible note. The convertible note is unsecured, bears interest at 5% per annum, was due February 2, 2023, and is convertible into shares of common stock at a conversion price of $1.40 per share, as adjusted. As of May 31, 2023, the convertible note of $3,000 and related accrued interest of $751 has reached maturity and is past due.

At May 31, 2023 and February 28, 2023, accrued interest on convertible notes payable-related party totaled $751 and $713, respectively.

NOTE 4 – NOTES PAYABLE

Notes payable consisted of the following:

(amounts in thousands)	May 31, 2023	February 28, 2023
Secured notes payable
(a) Note payable-EID loan	$150	$150
(b) Notes payable-vehicles and equipment	167	188

Unsecured notes payable
(c) Note payable-other	10	10
Total	327	348
Non-current	235	256
Current	$92	$92

(a) Economic Injury Disaster (EID) Loan

On July 1, 2020, the Company received a $150 loan under the United States Small Business Administration (“SBA”) Economic Injury Disaster Loan (“EID Loan”) program. The loan is due July 1, 2050, interest accrues at 3.75% per annum, and is secured by the assets of the Company. Accrued interest at May 31, 2023 and February 28, 2023 was $12 and $13, respectively.

(b) Notes payable-vehicle and equipment

During Fiscal 2022, the Company issued notes payable to purchase two pieces of equipment and a vehicle for $329. The notes are secured by the equipment and vehicle purchased. One note for $210 is due October 31, 2024, and requires 36 equal monthly payments of approximately $6 each, including interest at 2.9% per annum. The second note for $78 is due January 20, 2027, and requires 72 equal monthly payments of approximately $1.5 each, including interest at 10.9% interest per annum. As of May 31, 2023 and February 28, 2023, the balance of the two notes was approximately $167 and $188, respectively.

(c) Note payable-other

As of May 31, 2023 and February 28, 2023, the Company has one note payable due to an individual issued in September 2015 that is payable on demand with an interest rate of 10% per annum. Accrued interest at May 31, 2023 and February 28, 2023 was $10 and $10, respectively.

NOTE 5 – NOTES PAYABLE-RELATED PARTIES

Notes payable-related parties consisted of the following:

(amounts in thousands)	May 31, 2023	February 28, 2023
Unsecured notes payable
(a) Notes payable-Kopple (as restructured)	$10,853	$10,915

(b) Note payable- Gagerman	82	82
Accrued interest-Gagerman	84	82
Subtotal-Gagerman	166	164

(c) Note payable-Jiangsu Shengfeng – past due	700	700

Total	$11,719	$11,779
Non-current	7,003	7,065
Current	$4,716	$4,714

(a) Kopple Note

In fiscals 2013 through 2018, the Company issued notes payable to Robert Kopple and associated entities (collectively “Kopple”) in the aggregate of $6,107. Robert Kopple is the former Vice-Chairman of the Company’s Board of Directors and is a current shareholder in the Company. On March 14, 2022, the Company reached an agreement with Kopple to resolve all remaining litigation between them, including all amounts owed to Kopple under the notes. Under the terms of the settlement, the Company agreed to issue a new note and pay Kopple an aggregate amount of $10,000, including $3,000 initially due in June 2022, and $1,000 to be paid annually for seven years after the initial $3,000 is paid. Additionally, the settlement agreement granted Koppel a five year, fully vested warrant exercisable into 3,331,664 shares of the Company’s common stock at a price of $0.85 per share with a fair value of $1.1 million.

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

In June 2022, the first installment of $3 million became due, of which $150 was paid. Through February 28, 2023, the note was amended several times to extend the payment date of the remaining balance of $2,850 of the initial payment through January 2023, and the Company incurred extension and forbearance fees totaling $335, of which, $105 was paid and $230 was accrued. As of February 28, 2023, outstanding principal balance amounted to $10.9 million and accrued interest and fees of $282, for a total of $11.2 million.

In January 2023, pursuant to the terms of the amended note payable, the Company started accruing interest on the outstanding note balance at a rate of 6% per annum, compounded annually. During the three months ended March 31, 2023, the Company recorded extension and forbearance fees totaling $260, of which $60 was paid, to further extend the payment date of the $2,850 to May 2023, and accrued interest at 6% of $149. In addition, the Company recorded a reduction of $62 to the note liability to adjust stated interest of 6% to an effective interest rate of 3.5%. As of May 31, 2023, outstanding balance of the note payable amounted to $10.8 million and accrued interest and fees of $631 for a total of $11.5 million. In July 2023, the note was again amended to extend the payment date of the $2,850 to August 1, 2023 (See Note 12).

The settlement provides for certain increases in the amounts payable to Kopple and the right of such parties to enter judgement against the Company if the Company remains in uncured default in its payment obligations. Pursuant to the settlement agreement, the Company is also subject to certain affirmative and negative covenants such as periodic submission of financial statements to Koppel and restrictions on future financing and investing activities, as defined in the agreement, including the covenant to not create any indebtedness that is senior in right of payment to the Kopple debt. Management believes such covenants are normal for this type of transaction and that management believes meeting these covenants will not affect operations and the Company was in compliance with all covenants as of May 31, 2023.

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

Based on Gagerman’s claims, as of May 31, 2023 and February 28, 2023, the outstanding balance of the Gagerman notes payable and accrued interest would amount to approximately $166 and $16, respectively. As of May 31, 2023 and February 28, 2023, despite the fact that the Company disputes Gagerman’s claims, under the guidance of ASC 450 - Contingencies, the Company has recorded the claimed notes payable and accrued interest amounts of approximately $166 and $164, respectively, in the accompanying balance sheets.

(c) Jiangsu Shengfeng Note

On November 20, 2019, the Company reached an agreement with a former joint venture partner Jiangsu Shengfeng regarding the return of $700 that had been advanced to the Company in prior years. As a result, in November 2019, and the Company issued a non-interest-bearing promissory note for $700 to be paid over an 11-month period beginning March 15, 2020, through February 15, 2021. As of May 31, 2023 and February 28, 2023, the principal due was $700, respectively, and was past due.

NOTE 6 – ACCRUED INTEREST

Accrued expenses consisted of the following:

(amounts in thousands)	May 31, 2023	February 28, 2023
Accrued interest-convertible notes payable (past due)	$372	$354
Accrued interest-convertible notes payable related party (past due)	751	713
Accrued interest and fees- Kopple note payable	631	282
Accrued interest-notes payable	22	23
Accrued interest- other	18	17
	$1,794	$1,389

NOTE 7 – LEASES

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

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

(amounts in thousands)	Three-Months ended May 31, 2023	Three-Months ended May 31, 2022
Lease Cost
Operating lease cost (included in general and administration in the Company’s statement of operations)	$70	$70

Other Information
Cash paid for amounts included in the measurement of lease liabilities	$71	$69
Weighted average remaining lease term – operating leases (in years)	3.25	4.25
Average discount rate – operating leases	10.0%	10.0%

The supplemental balance sheet information related to leases for the period is as follows:

At May 31, 2023
Operating leases
Long-term right-of-use assets	$767

Short-term operating lease liabilities	$214
Long-term operating lease liabilities	603
Total operating lease liabilities	$817

Maturities of the Company’s lease liability is as follows:

Operating Lease
Years Ending February 28:
2024 (9 months remaining)	$212
2025	291
2026	300
2027	154
Total lease payments	957
Less: Imputed interest/present value discount	(140)
Present value of lease liabilities	$817

NOTE 8 – WARRANT DERIVATIVE LIABILITY

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

The following tables summarize the derivative warrant liability:

(amounts in thousands, except share and per share data)	May 31, 2023	February 28, 2023
Stock price	$0.18	$0.25
Risk free interest rate	5.2%	4.7%
Expected volatility	171%	190%
Expected life in years	0.71	0.97
Expected dividend yield	0%	0%
Number of warrant shares	113,100	113,100
Fair value of derivative warrant liability	$3	$9

NOTE 9 – STOCKHOLDERS’ DEFICIT

Common Stock

During the three-months ended May 31, 2023, the Company issued 2,586,362 shares of common stock for approximately $853 in cash. During the three-months ended May 31, 2022 the Company issued 2,116,665 shares of common stock for approximately $635.

Stock Options

A summary of the Company’s stock option activity for the three-months ended May 31, 2023 is as follows:

(amounts in thousands, except share and per share data)	Number of Options	Exercise Price	Weighted Average Intrinsic Value
Outstanding, February 28, 2023	4,792,857	$0.48	$-
Granted	-	-	-
Exercised	-	-	-
Cancelled	(542,857)	1.40	-
Outstanding, May 31, 2023	4,250,000	$0.37	$-

There was no intrinsic value as of May 28, 2023, as the exercise prices of these options were greater than the market price of the Company’s stock. The exercise prices and information related to options under the 2011 Plan outstanding on May 31, 2023 is as follows:

Range of Exercise Price	Stock Options Outstanding	Stock Options Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price of Options Outstanding	Weighted Average Exercise Price of Options Exercisable
$0.25 to $0.50	4,250,000	4,250,000	2.42	$0.37	$0.37

The Company granted no stock options under its stock option 2011 Plan for the three-month period ended May 31, 2023 and the three-month period ended May 31, 2022.

Warrants

A summary of the Company’s warrant activity for the three-months ended May 31, 2023 is as follows:

	Number of Warrants	Exercise Price
Outstanding, February 28, 2023	3,564,764	$0.86
Granted	-	-
Exercised	-	-
Cancelled	-	-
Outstanding, May 31, 2023	3,564,764	$0.86

There was no intrinsic value as of May 31, 2023, as the exercise prices of these warrants were greater than the market price of the Company’s stock. The exercise prices and information related to the warrants as of May 31, 2023 is as follows:

Range of Exercise Price	Stock Warrants Outstanding	Stock Warrants Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price of Warrants Outstanding	Weighted Average Exercise Price of Warrants Exercisable
$0.50 to $1.40	3,564,764	3,564,764	5.58	$0.86	$0.86

During March 2022, the Company reached a settlement agreement with its former Director, Robert Kopple who had been in litigation with the Company over unpaid notes payable and accrued interest since 2017 (See Note 6). As a part of the settlement, the Company issued to Mr. Kopple 3,331,664 warrants to purchase the Company’s common stock (the “Kopple Warrants”) with a term of 7 years and at an exercise price of $0.85 per share. The Company determined the fair value of the Kopple Warrants was $1,051 using a Black-Scholes model using the assumptions as set forth in the table below:

Warrants Issued During the Three-Months Ended May 31, 2022
Exercise Price	$0.85
Share Price	$0.317
Volatility %	225%
Risk-Free Rate	1.98%
Expected Term (yrs)	7.0
Dividend Rate	0%

NOTE 10 – RELATED PARTY TRANSACTIONS

As of May 31, 2023 and February 28, 2023, Bettersea LLC (“Bettersea”) was an 9.4% and 9.7%, respectively, shareholder in the Company. For the three-months ended May 31, 2023 and May 31, 2022, the Company incurred total fees to Bettersea of $36 and $35, respectively, for various consulting services. As of May 31, 2023 and February 28, 2023, a total of $231 and $216, respectively, was due to Bettersea and included in accounts payable and accrued expenses.

NOTE 11 – CONTINGENCIES

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

In 2017, the Company’s former COO was awarded approximately $238 in accrued salary and related charges by the California labor board. In August 2021, the Company reached a settlement by which the Company agreed to pay approximately $330, representing the principal award plus accrued interest. As of the time of this filing, the Company has paid approximately $277 toward the settlement amount. The remaining balance of approximately $53 is to be paid no later than September 1, 2023, and accrues interest of 10% per annum until paid.

Between July 2017 and March 2022, the Company had been engaged in litigation with a former director, Robert Kopple, relating to more than $13 million and the current equivalent of the approximately 23 million warrants, exercisable for seven years at a price of $0.10 per share, which Mr. Kopple and his affiliated entities (collectively the “Kopple Parties”) claimed should have been originally issued to them pursuant to various agreements with the Company entered to between 2013-2016. In March 2022, the Company reached a settlement with the Kopple Parties that resolves all claims asserted against the Company without any admission, concession or finding of any fault, liability or wrongdoing on the part of the Company. Under the terms of the settlement, the Company agreed to pay an aggregate amount of $10,000, including an initial amount of $3,000 due in June 2022, which was subsequently extended to August 1, 2023. In June, 2022, the Company paid $150 of the initial amount. All amounts, including all accrued interest and accrued forbearance fees, are to be paid no later than eight years from the date of the initial payment. The settlement also provides for standard mutual general release provisions and includes customary representations, warranties, and covenants, including certain increases in the amount payable to the Kopple Parties and the right of such parties to enter judgment against the Company if the Company remains in uncured default in its payment obligations under the settlement. As of the date of this report, the Company has not yet paid the $2,850 balance of the initial installment (see Note 6).

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

NOTE 12 – SUBSEQUENT EVENTS

Subsequent to May 31, 2023, an additional amendment to the settlement agreement with Kopple (see Note 6) was entered into extending the due date for the $2,850 balance due on the initial payment to August 1, 2023. In exchange for the additional amendments, the Company agreed to pay additional extension fees of $30 in cash and an additional $100 in deferred forbearance fees to be paid with the final payment under the settlement agreement.

Subsequent to May 31, 2023, the Company issued 969,698 shares of common stock in exchange for cash proceeds of approximately $320.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in thousands, except share and per share amounts)

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

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include the following:

●	Our ability to generate positive cash flow from operations;

●	Our ability to obtain additional financing to fund our operations;

●	The impact of economic, political and market conditions on us and our customers;

●	The impact of unfavorable results of legal proceedings;

●	Our exposure to potential liability arising from possible errors and omissions, breach of fiduciary duty, breach of duty of care, waste of corporate assets and/or similar claims that may be asserted against us;

●	Our ability to compete effectively against competitors offering different technologies;

●	Our business development and operating development;

●	Our expectations of growth in demand for our products; and

●	Other risks described under the heading “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and those risks discussed in our other filings with the Securities and Exchange Commission, including those risks discussed under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended February 28, 2023, issued on May 26, 2023 (as the same may be updated from time to time in subsequent quarterly reports), which discussion is incorporated herein by this reference.

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

During Fiscal 2018 and Fiscal 2019, the Company’s engineering, manufacturing, sales, and marketing activities were reduced while we focused on renegotiating numerous financial obligations. During this time, the Company’s agreements with numerous customers, third party vendors, and organizations and entities material to the operation of the Company business were canceled, delayed or terminated. During Fiscal 2018, the Company successfully restructured in excess of $30 million of debt. Robert Kopple, our former Vice Chairman of the Board, was the only significant unsecured note holder that did not executed formal agreements regarding the restructure of his debt. See “Item 3. Legal Proceedings” included in our Annual Report on Form 10-K for Fiscal 2022 filed with the SEC on June 21, 2022 and Part II, Other Information Item 1, contained in this Quarterly Report for information regarding the dispute and settlement with Mr. Kopple regarding these transactions. In March 2022, the Company reached a settlement that resolves the various claims asserted against us by Mr. Kopple and his affiliated entities (collectively the “Kopple Parties”). Under the terms of the settlement, we have agreed to pay an aggregate amount of $10,000 over a period of seven years; $3,000 of which is to be paid within approximately four months of the settlement date, after which, interest will accrue on the unpaid balance at a rate of 6%, compounded annually. All amounts, including all accrued interest, are to be paid no later than eight years from the date of the initial payment. The Kopple Parties have also received seven-year warrants to purchase up to an aggregate of 3,331,664 shares of our common stock at a price of $0.85 per share. The settlement also provides for standard mutual general release provisions and includes customary representations, warranties, and covenants, including certain increases in the amount payable to the Kopple Parties and the right of such parties to enter judgment against the Company if the Company remains in uncured default in its payment obligations under the settlement.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial conditions and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements requires management to make estimates and disclosures on the date of the financial statements. In preparing our financial statements, we have made our best estimates and judgments of certain amounts included in the financial statements. We use authoritative pronouncements, historical experience and other assumptions as the basis for making judgments. For these key estimates and assumptions, we made appropriate accounting estimates based on the facts and circumstances available as of the reporting date. To the extent that there are significant differences between these estimates and actual results, our financial statements may be materially affected.

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

Impact of COVID-19

The COVID-19 global pandemic has negatively affected the global economy, disrupted global supply chains, and created extreme volatility and disruptions to capital and credit markets in the global financial markets. We began to see the impact of COVID-19 during our fourth quarter of Fiscal 2020 with our Chinese joint venture’s manufacturing facilities being required to close and many of our customers suspending their own operations due to the COVID-19 pandemic. As a result, net sales and production levels during the fourth quarter of Fiscal 2020, the entirety of Fiscal 2021, Fiscal 2022, Fiscal 2023 and the first quarter of Fiscal 2024 were significantly reduced, thus impacting our results of operations during these quarters. Despite the fact that the COVID-19 pandemic was officially declared to have ended in May 2023, the Company is still experiencing some of its negative effects.

In response to the COVID-19 pandemic and business disruption, we implemented certain measures to manage costs, preserve liquidity and enhance employee safety.

The extent of the impact of the COVID-19 pandemic on our business, financial results and liquidity have been dependent upon a number of factors, including the duration of the spread of the COVID-19 outbreak within the U.S. and globally, the impact on capital and financial markets and the related impact on our customers, especially in the commercial vehicle markets. These factors continue to be outside of our control, are highly uncertain, and cannot be predicted. If the impact continues to linger, then it can further increase the difficulty of planning for operations and may require us to take further actions as it relates to costs and liquidity. These and other potential impacts of the COVID-19 pandemic have adversely impacted our results for the entirety of Fiscal 2021, Fiscal 2022 and Fiscal 2023, the first quarter of fiscal year 2024, and could be impactful for the balance of Fiscal 2024.

Going Concern

During the three-month period ended May 31, 2023, the Company reported a net loss of approximately $1,141 and used cash in operating activities of approximately $797. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s February 28, 2023, financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Results of Operations

Three months ended May 31, 2023 compared to three months ended May 31, 2022

Net revenue was approximately $10 for the three-months ended May 31, 2023 (“Fiscal Q1 2024”) compared to approximately $6 for the three-months ended May 31, 2022 (“Fiscal Q1 2023”). Revenues continue to be negatively impacted by both the lingering effects of the COVID-19 pandemic, as well as a generally low level of resources. We cannot project with confidence the timing or amount of revenue that we can expect despite improvements in the pandemic being under more control globally including a successful rollout of the vaccine programs. To increase revenues which were impacted by the economic effects of the pandemic, the Company needs to augment its marketing and sales efforts substantially. As the Company’s focus has been on new product engineering and development, the current limited resources prevent executing the increased selling efforts in the near term.

Cost of goods sold was approximately $15 in Fiscal Q1 2024 compared to approximately $13 in Fiscal Q1 2023. This resulted in a gross loss of approximately $5 or a gross margin loss of 49%, and approximately $7 gross loss and a gross margin loss of 113%, in Fiscal Q1 2024 and Fiscal Q1 2023, respectively. The gross loss and related gross margin loss for both the three-month periods were largely influenced by the low volume of shipments in each quarter which reduced our ability to fully absorb fixed operating costs.

Engineering, research and development expenses were approximately $207 in Fiscal Q1 2024, compared to approximately $167 in the Fiscal Q1 2023, or an increase of 24%. Fiscal Q1 2024 includes a higher engineering staff level and a concentrated effort to optimize the Company’s several new designs of its generators and motors. Fiscal Q1 2023 reflects the Company’s initial efforts to increase its development program, including costs for engineering several new designs, as well as increased testing of its new electronic control unit (“ECU”).

Selling, general and administration (“SG&A”) expenses decreased by approximately $342 or 40% to approximately $508 in the Fiscal Q1 2024 period from approximately $850 in the Fiscal Q1 2023 period. The decrease during Fiscal Q1 2024 was principally attributed to lower legal costs of $332 almost exclusively related to the settlement of the Kopple litigation in the FQ1 2023 period.

Interest expense in Fiscal Q1 2024 increased approximately $347 or 427%, to approximately $428 from approximately $81 in the Fiscal Q1 2023 period due principally to the settlement of the Kopple litigation which resulted in the conversion of the Kopple notes payable into a new note. The new note did not accrue interest until January 2023, so FQ1 2023 included no Kopple-based interest. In Fiscal Q1 2024, $87 of interest was accrued on the unpaid balance of the restructured Kopple note, and in addition, the Company recorded $260 of extension and forbearance fees, which are being categorized as interest.

Other income in the Fiscal Q1 2024 period was approximately $7 which represents the favorable change in the fair value of the derivative warrant liability for the three-months, measured as of May 31, 2023. Comparatively, the revaluation of the derivative warrant liability in Fiscal Q1 2023, measured as of May 31, 2022, resulted in a favorable change in the fair value of approximately $553 for the three-month period.

Net loss for the three-month period of Fiscal Q1 2024 increased by approximately $589, to a loss of approximately $1,141 from a net loss of approximately $552 in the three-month period of Fiscal Q1 2023. This was attributed to (i) a significantly lower net gain related to derivative liability valuation of approximately $546 and (ii) higher interest expense of approximately $347, which were partially offset by (i) a decreased operating loss of $304 principally attributable to the lower legal expenses related to the Kopple settlement.

Liquidity and Capital Resources

For the three-month period ended May 31, 2023, we recorded a net loss of approximately $1,141 and used cash in operations of approximately $797 and at May 31, 2023, had a stockholders’ deficit of approximately $20.5 million. These conditions raise substantial doubt regarding our ability to continue as a going concern for a period of at least one year from the date of issuance of these financial statements. In addition, the Company’s independent registered public accounting firm, in their report on the Company’s February 28, 2023, audited financial statements, raised substantial doubt about the Company’s ability to continue as a going concern.

The net loss of approximately $1,141 in Fiscal Q1 2024 as compared to the Fiscal Q1 2023 net loss of approximately $552 was due to Fiscal Q1 2023 having a significantly higher non-cash benefit from the change in fair value of the derivative warrant liability and Fiscal Q1 2024 having substantially higher interest expense related to the Kopple restructured note, partially offset by a decreased operating loss, as noted above. A significant factor in both periods contributing to the negative operating cash flows is the low level of operating activities caused principally by the lingering effects of the COVID-19 pandemic. As a result of the impacts of the COVID-19 pandemic, we may be required to raise additional capital and our access to and cost of financing will depend on, among other things, global economic conditions, conditions in the global financing markets, the availability of sufficient amounts of financing, and our future prospects.

At May 31, 2023, we had cash of approximately $50, compared to cash of approximately $15 at February 28, 2023. Subsequent to May 31, 2023, the Company issued 787,880 shares of common stock in exchange for cash proceeds of approximately $260. Working capital deficit at May 21, 2023 was a $14.1 million deficit as compared to an $13.7 million deficit at February 28, 2023. At May 31, 2023 and February 28, 2023, we had no accounts receivable.

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

In March 2022, the Company reached a settlement with the Kopple Parties that resolves all claims asserted against the Company without any admission, concession or finding of any fault, liability or wrongdoing on the part of the Company. Under the terms of the settlement, we have agreed to pay an aggregate amount of $10,000 over a period of seven years; $3,000 of which was originally to be paid in June 2022, and subsequently extended to August 1, 2023, Beginning in January 2023, interest began to accrue on the unpaid balance at a rate of 6%, compounded annually. All amounts, including all accrued interest and deferred forbearance fees, are to be paid no later than eight years from the date of the initial payment. The Kopple Parties have also received seven-year warrants to purchase up to an aggregate of 3,331,664 shares of our common stock at a price of $0.85 per share. The settlement also provides for standard mutual general release provisions and includes customary representations, warranties, and covenants, including certain increases in the amount payable to the Kopple Parties and the right of such parties to enter judgment against the Company if the Company remains in uncured default in its payment obligations under the settlement. As of the date of this report, the Company has not yet paid the full $3,000 installment due to Kopple; having only made a partial payment of $150 in June 2022.

We consider the transactions described above with Mr. Kopple to be related party transactions.

See “Item 3. Legal Proceedings” and “Part IV, Item 15, Notes 9 and 17 to the Financial Statements” included in the Company’s Annual Report on Form 10-K filed with the SEC on May 26, 2023 for information regarding the dispute and settlement with Mr. Kopple regarding these transactions.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide disclosure under this Item 3.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Report. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Securities and Exchange Act of 1934 Rules 13a-15(f). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of May 31, 2023.

Changes in Internal Control over Financial Reporting

There have been no other changes in our internal control over financial reporting during our fiscal quarter ended May 31, 2023, not previously identified in our Annual Report on Form 10-K, for the fiscal year ended February 28, 2023 and issued on May 26, 2023 which have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

(Amounts in thousands, except share and per share amounts)

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

In 2017, the Company’s former COO was awarded approximately $238 in accrued salary and related charges by the California labor board. In August 2021, the Company reached a settlement by which the Company agreed to pay approximately $330, representing the principal award plus accrued interest. As of the time of this filing, the Company has paid approximately $277 toward the settlement amount. The remaining balance of approximately $53 is to be paid no later than September 1, 2023 and accrues interest of 10% per annum until paid.

Between July 2017 and March 2022, the Company was engaged in litigation with a former director, Robert Kopple, relating to more than $13,000 and the current equivalent of the approximately 23 million warrants, exercisable for seven years at a price of $0.10 per share, which Mr. Kopple and his affiliated entities (collectively the “Kopple Parties”) claimed should have been originally issued to them pursuant to various agreements with the Company entered to between 2013-2016. In March 2022, the Company reached a settlement with the Kopple Parties that resolved all claims asserted against the Company without any admission, concession or finding of any fault, liability or wrongdoing on the part of the Company. Under the terms of the settlement, the Company agreed to pay an aggregate amount of $10,000 over a period of seven years, including $3,000 initial payment to be paid in June 2022. $150 was paid in June 2022, and the balance of the initial payment of $2,850 was extended to August 1, 2023, In exchange for the extension, the Company was required to pay $195 in extension and forbearance fees in cash and $530 in accrued forbearance fees. Beginning in January 2023, interest accrues on the unpaid balance at a rate of 6%, compounded annually. All amounts, including all accrued interest and deferred fees, are to be paid no later than eight years from the date of the initial payment. The Kopple Parties have also received seven-year warrants to purchase up to an aggregate of 3,331,664 shares of our common stock at a price of $0.85 per share. The settlement also provides for standard mutual general release provisions and includes customary representations, warranties, and covenants, including certain increases in the amount payable to the Kopple Parties and the right of such parties to enter judgment against the Company if the Company remains in uncured default in its payment obligations under the settlement. As of the date of this report, the Company has not yet paid the full $3,000 installment due to Kopple, having made an initial payment of $150 in June 2022. (See Part I, Note 5 to the Financial Statements).

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

In June 2022, Melvin Gagerman, the Company’s former CEO and CFO whose employment with Aura was permanently terminated in July 2019, brought suit against the Company for repayment of an allegedly unsecured demand promissory note in the principal amount of $82 which he claims was entered into in April 2014 and bears interest at a rate of 10% per annum. Despite the fact that, based on Gagerman’s allegations, the note was issued during a period when he was the Company’s CEO, CFO, Corporate Secretary and Chairman of Aura’s Board of Directors, Gagerman has stated that he does not possess a copy of the alleged promissory note. The Company disputes that any amount is presently owed to Gagerman and has filed a cross-complaint against him for, among things, conversion, violation of California Business& Professions Code §17200, and various breaches of fiduciary duty that the Company believes Gagerman committed against Aura, including without limitation, Gagerman’s actions in opposing the valid 2019 stockholder consent action.

ITEM 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A, “Risk Factors,” of the Company’s Fiscal 2023 Annual Report on Form 10-K issued on May 26, 2023.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three-months ended May 31, 2023, we issued 2,586,362 shares of common stock for cash proceeds of approximately $853. The proceeds from the sale were used for general working capital purposes.

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

Date: July 24, 2023	AURA SYSTEMS, INC.
(Registrant)

	By:	/s/ Cipora Lavut
Cipora Lavut
President