Form 10-Q
period 2023-08-31
AURA SYSTEMS INC
filed 2023-10-18
CIK 826253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding October 12, 2023
Common Stock, par value $0.0001 per share	100,322,587 shares

AURA SYSTEMS, INC.

i

ITEM 1. FINANCIAL STATEMENTS

AURA SYSTEMS, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	August 31, 2023	February 28, 2023
(amounts in thousands, except share data)	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$52	$15
Inventories	101	155
Prepaid and other current assets	28	142
Total current assets	181	312
Property and equipment, net	430	461
Operating lease right-of-use asset	717	816
Security deposit	160	160
Total assets	$1,488	$1,749

Liabilities and Shareholders’ Deficit
Current liabilities
Accounts payable and accrued expenses (including $371 and $376 due to related party, respectively)	$2,621	$2,758
Accrued interest (including $1,701 and $995 due to related party, respectively)	2,129	1,389
Customer advances	447	454
Convertible notes payable, past due	1,403	1,403
Convertible note payable-related party, past due	3,000	3,000
Notes payable, current portion	93	92
Notes payable-related parties, current portion	4,718	4,714
Operating lease liability, current portion	222	207
Derivative warrant liability	1	9
Total current liabilities	14,634	14,026

Notes payable, non-current portion	214	256
Note payable-related party, non-current portion	7,004	7,065
Operating lease liability	545	660
Total liabilities	22,397	22,007

Commitments and contingencies	-	-

Shareholders’ deficit
Common stock: $0.0001 par value; 150,000,000 shares authorized; 99,525,617 and 94,648,346 issued and outstanding at August 31, 2023 and February 28, 2023, respectively.	10	9
Additional paid-in capital	456,116	454,507
Accumulated deficit	(477,035)	(474,774)
Total shareholders’ deficit	(20,909)	(20,258)
Total liabilities and shareholders’ deficit	$1,488	$1,749

The accompanying notes are an integral part of these unaudited financial statements.

AURA SYSTEMS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three-Months Ended		Six-Months Ended
	August 31,		August 31,
	2023	2022	2023	2022

(amounts in thousands, except share and per share data)
Net revenue	$-	$10	$10	$17
Cost of goods sold (includes inventory write-down of $58 for the three and six months ended August 31, 2023)	80	16	95	30
Gross loss	(80)	(6)	(85)	(13)
Operating expenses
Engineering, research and development (including $36, $35, $52 and $34 to related party, respectively)	287	244	494	411
Selling, general & administration	342	556	850	1,406
Total operating expenses	629	800	1,344	1,817
Loss from operations	(709)	(806)	(1,429)	(1,830)
Other income (expense):
Interest expense, net (including $319, $40, $781 and $125 to related parties, respectively)	(412)	(147)	(840)	(229)
Change in fair value of derivative warrant liability	1	187	8	741
Net loss	$(1,120)	$(766)	$(2,261)	$(1,318)

Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.02)	$(0.02)
Basic and diluted weighted-average shares outstanding	98,332,041	87,304,610	97,184,290	85,789,014

See accompanying notes to these unaudited financial statements.

AURA SYSTEMS, INC.

CONDENSED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(Unaudited)

Three Months and Six Months Ended August 31, 2023

(amounts in thousands, except share data)	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Deficit
Balance, February 28, 2023	94,648,346	$9	$454,507	$(474,774)	$(20,258)
Common shares issued for cash	2,586,362	-	853	-	853
Net loss	-	-	-	(1,141)	(1,141)
Balance, May 31, 2023	97,234,708	9	455,360	(475,915)	(20,546)
Common shares issued for cash	2,290,909	1	756	-	757
Net loss	-	-	-	(1,120)	(1,120)
Balance, August 31, 2023 (unaudited)	99,525,617	$10	$456,116	$(477,035)	$(20,909)

Three Months and Six Months Ended August 31, 2022

(amounts in thousands, except share data)	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Deficit
Balance, February 28, 2022	83,119,104	$8	$450,137	$(471,364)	$(21,220)
Common shares issued for cash	2,116,665	-	635	-	635
Fair value of warrants issued for note settlement	-	-	1,051	-	1,051
Net loss	-	-	-	(552)	(552)
Balance, May 31, 2022	85,235,769	8	451,823	(471,916)	(20,086)
Common shares issued for cash	3,943,668	1	1,033	-	1,034
Net loss	-	-	-	(766)	(766)
Balance, August 31, 2022 (unaudited)	89,179,437	$9	$452,856	$(472,682)	$(19,818)

See accompanying notes to these unaudited financial statements.

AURA SYSTEMS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	August 31, 2023	August 31, 2022
(amounts in thousands)
Net loss	$(2,261)	$(1,318)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation and amortization	52	37
Inventory write-down	58	4
Change in fair value of derivative warrant liability	(8)	(741)
Changes in operating assets and liabilities:
Inventory	(4)	(14)
Prepaid and other current assets	93	147
Operating lease right-of-use asset	99	89
Accounts payable, accrued expenses and customer advances	(137)	266
Accrued interest on notes payable	683	118
Customer advances	(7)	-
Operating lease liability	(100)	(87)
Cash used in operating activities	(1,532)	(1,499)

Cash used in investing activities:
Purchase of property and equipment	-	(23)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,610	1,668
Principal payments of notes payable	(41)	(188)
Cash provided by financing activities	1,569	1,480

Net increase (decrease) in cash and cash equivalents	37	(41)
Cash and cash equivalents-beginning of period	15	150
Cash and cash equivalents-end of period	$52	$108
Cash paid for:
Interest	$85	$91
Income taxes	$-	$-

Supplemental schedule of non-cash transactions:
Reclassification of prepaid expense to property and equipment	$21	$-
Adjustment to interest expense to account for the effective interest rate of note payable	$61	$-
Fair value of warrants issued for note settlement	$-	$1,051

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

Basis of Presentation

The accompanying unaudited condensed financial statements as of and for the three and six months ended August 31, 2023 and 2022, have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed financial statements reflect all adjustments of a normal recurring nature that are necessary for a fair presentation of the results for the periods presented. The Condensed Balance Sheet information as of February 28, 2023, was derived from the Company’s audited Financial Statements as of February 28, 2023, included in the Company’s Annual Report on Form 10-K filed with the SEC on May 26, 2023. These financial statements should be read in conjunction with that report. The results of operations for the period ended August 31, 2023, may not necessarily be indicative of the results that may be expected for the full fiscal year ending February 28, 2024.

The Company’s fiscal year ends on the last calendar day of February. Accordingly, the current fiscal year will end on February 29, 2024 and is referred to as “Fiscal 2024”. Our prior fiscal years ended February 28, 2023, February 28, 2022 and 2021, and are referred to as “Fiscal 2023”, “Fiscal 2022” and “Fiscal 2021”, respectively.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. During the six-month period ended August 31, 2023, the Company recognized net loss of $2,261 and used cash in operating activities of $1,532, respectively. As of August 31, 2023, the Company also has a shareholder deficit of $20,909 and notes payable totaling $5,200 are also past due. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s February 28, 2023, financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Inflation

Higher inflation, the actions by the Federal Reserve Bank to address inflation, most notably continuing increases in interest rates, and rising energy prices create uncertainty about the future economic environment. The Company expects that the impact of these issues will continue to evolve. The Company believes these factors impacted the Company’s business in 2023 and the first six months of 2024 and will continue to impact the Company’s business in 2024 and 2025. The implications of higher government deficits and debt, tighter monetary policy, and higher long-term interest rates may drive a higher cost of capital for the business and an increase in the Company’s operating expenses.

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

Vendor Concentration

As of August 31, 2023 and February 28, 2023, there were four vendors who accounted for over 10% of the Company’s consolidated accounts payable.

Revenue Recognition

The Company recognizes revenue in accordance with Financial Accounting Standard Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers.

Our primary source of revenue is the manufacture and delivery of generator sets used primarily in mobile power applications. Our principal sales channel is sales to a domestic distributor. In accordance with ASC 606, the Company recognizes revenue, net of discounts, for our generator sets at time of product delivery to the domestic distributor (i.e. point-in-time), which also corresponds to the passage of legal title to the customer and the satisfaction of our performance obligation to the customer.

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

The following table sets forth by level, within the fair value hierarchy, the Company’s assets and liabilities at fair value as of August 31, 2023 and February 28, 2023:

(amounts in thousands)	August 31, 2023
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative warrant liability	$-	$-	$1	$1
Total	$-	$-	$1	$1

	February 28, 2023
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative warrant liability	$-	$-	$9	$9
Total	$-	$-	$9	$9

The Company estimated the fair value of the derivative warrant liability using the Binomial Model.

The following table provides a roll-forward of the warrant derivative liability measured at fair value on a recurring basis using unobservable level 3 inputs for the period ended August 31, 2023 as follows:

(amounts in thousands, except share data)	Number of Derivative Warrants Outstanding	Fair Value of Derivative Warrant Liability
February 28, 2023	113,100	$9
Change in fair value of derivative warrant liability	-	(8)
Gain on extinguishment on expiration of warrants	-	-
August 31, 2023	113,100	$1

Reclassifications

Certain February 28, 2023 balances have been reclassified to conform with the August 31, 2023 presentation. In presenting the Company’s consolidated balance sheet at February 28, 2023, the Company originally presented accrued interest of $1,389 and accrued payroll and other expenses of $441, totaling $1,830 as a separate line item called Accrued Expenses. In presenting the Company’s consolidated balance sheet at August 31, 2023, the Company has reclassified the balance of accrued interest of $1,389 as a separate line item, and the balance of accrued payroll and other expenses of $441 as part of accounts payable and accrued expense.

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

For the six-months ended August 31, 2023 and August 31, 2022, the calculations of basic and diluted loss per share are the same because potentially dilutive securities would have had an anti-dilutive effect. The potentially dilutive securities consisted of the following:

	August 31, 2023	August 31, 2022
Warrants	3,564,764	8,132,498
Options	4,250,000	5,059,769
Convertible notes	3,986,274	3,829,208
Total	11,801,038	17,021,475

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In May 2021, the FASB issued ASU 2021-04 “Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation— Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options” (“ASU 2021-04”). ASU 2021-04 provides guidance as to how an issuer should account for a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option (i.e., a warrant) that remains equity classified after modification or exchange as an exchange of the original instrument for a new instrument. An issuer should measure the effect of a modification or exchange as the difference between the fair value of the modified or exchanged warrant and the fair value of that warrant immediately before modification or exchange and then apply a recognition model that comprises four categories of transactions and the corresponding accounting treatment for each category (equity issuance, debt origination, debt modification, and modifications unrelated to equity issuance and debt origination or modification). ASU 2021-04 is effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. An entity should apply the guidance provided in ASU 2021-04 prospectively to modifications or exchanges occurring on or after the effective date. The Company adopted ASU 2021-04 effective March 1, 2022. The adoption of ASU 2021-04 did not have any impact on the Company’s financial statement presentation or disclosures.

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

NOTE 2 – CONVERTIBLE NOTES PAYABLE, PAST DUE

Convertible notes payable consisted of the following:

	August 31, 2023	February 28, 2023
(amounts in thousands)
Convertible notes payable – past due	$1,403	$1,403
Non-current	-	-
Current	$1,403	$1,403

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

As of August 31, 2023 and February 28, 2023, the outstanding balance of the convertible notes payable amounted to $1,403 and are past due.

NOTE 3 – CONVERTIBLE NOTE PAYABLE-RELATED PARTY, PAST DUE

Convertible note payable – related party consisted of the following:

	August 31, 2023	February 28, 2023
(amounts in thousands)
Convertible note payable – past due	$3,000	$3,000
Non-current	-	-
Current	$3,000	$3,000

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

As of August 31, 2023 and February 28, 2023, the convertible note of $3,000 and is past due.

NOTE 4 – NOTES PAYABLE

Notes payable consisted of the following:

(amounts in thousands)	August 31, 2023	February 28, 2023
Secured notes payable
(a) Note payable-EID loan	$150	$150
(b) Notes payable-vehicles and equipment	147	188

Unsecured notes payable
(c) Note payable-other	10	10
Total	$307	$348
Non-current	214	256
Current	93	92

(a) Economic Injury Disaster (EID) Loan

On July 1, 2020, the Company received a $150 loan under the United States Small Business Administration (“SBA”) Economic Injury Disaster Loan (“EID Loan”) program. The loan is due July 1, 2050, interest accrues at 3.75% per annum, and is secured by the assets of the Company.

(b) Notes payable-vehicle and equipment

During Fiscal 2022, the Company issued notes payable to purchase two pieces of equipment and a vehicle for $329. The notes are secured by the equipment and vehicle purchased. One note for $210 is due October 31, 2024, and requires 36 equal monthly payments of approximately $6 each, including interest at 2.9% per annum. The second note for $78 is due January 20, 2027, and requires 72 equal monthly payments of approximately $1.5 each, including interest at 10.9% interest per annum. As of August 31, 2023 and February 28, 2023, the balance of the two notes was $147 and $188, respectively.

(c) Note payable-other

As of August 31, 2023 and February 28, 2023, the Company has one note payable due to an individual issued in September 2015 that is payable on demand with an interest rate of 10% per annum.

NOTE 5 – NOTES PAYABLE-RELATED PARTIES

Notes payable-related parties consisted of the following:

(amounts in thousands)	August 31, 2023	February 28, 2023
Unsecured notes payable
(a) Notes payable-Kopple (as restructured)	$10,855	$10,915

(b) Note payable- Gagerman	82	82
Accrued interest-Gagerman	85	82
Subtotal-Gagerman	167	164

(c) Note payable-Jiangsu Shengfeng – past due	700	700
Total	$11,722	$11,779
Non-current	7,004	7,065
Current	$4,718	$4,714

(a) Kopple Note

In fiscals 2013 through 2018, the Company issued notes payable to Robert Kopple and associated entities (collectively “Kopple”) in the aggregate principal amount of $6,107. Robert Kopple is the former Vice-Chairman of the Company’s Board of Directors and is a current shareholder in the Company. Between July 2017 and March 2022, the Company was engaged in litigation with Kopple relating to more than $13,000 of principal and accrued interest due under the notes, and the equivalent of the approximately 23 million warrants.

On March 14, 2022, the Company reached an agreement with Kopple and resolved all remaining litigation between them, including all amounts owed to Kopple under the notes. Under the terms of the settlement, the Company agreed to issue a new note and pay Kopple an aggregate amount of $10,000, including $3,000 initially due in June 2022, and $1,000 to be paid annually for seven years after the initial $3,000 is paid. Additionally, the settlement agreement granted Koppel a five year, fully vested warrant exercisable into 3,331,664 shares of the Company’s common stock at a price of $0.85 per share with a fair value of $1,100.

The Company assessed the settlement with Kopple under ASC 470 and determined that the guidance under troubled debt restructuring should apply. The carrying value of the restructured note remains the same as before the restructuring, reduced only by the fair value of the warrants issued in connection with the transaction. The Company determined that the future undiscounted cash flows of the restructured new Kopple note exceeded the carrying value, and accordingly, no gain was recognized, and no adjustment was made to the carrying value of the debt, other than the adjustment for the fair value of the warrants. Interest expense on the new Kopple note is computed using a new effective rate that equates the present value of the future cash payments specified by the new terms with the carrying value of the debt.

In June 2022, the first installment of $3,000 became due, of which $150 was paid and $2,850 is still outstanding. Subsequently, the note was amended several times to extend the payment date of the remaining balance of $2,850 of the initial payment through January 2023, and the Company incurred extension and forbearance fees totaling $335.

In January 2023, pursuant to the terms of the amended note payable, the Company started accruing interest on the outstanding note balance at a rate of 6% per annum, compounded annually. As of February 28, 2023, outstanding principal balance amounted to $10,915.

During the six months ended August 31, 2023, the note was amended multiple times to extend the payment term of the remaining balance of $2,850 of the initial payment and installment payment of $1,000, originally due in June 2023, through August 1, 2023. As a result of these amendments, the Company incurred extension and forbearance fees totaling $390. In addition, the Company recorded a reduction of $60 to the note to adjust stated interest of 6% to an effective interest rate of 4.5%. As of August 31, 2023, outstanding balance of the note payable amounted to $10,855.

Subsequent to August 31, 2023, the Company and Kopple have agreed in principle for another extension of the deadline for payment of the $2,850 of the initial payment and installment payment of $1,000 and intend to memorialize such an agreement in writing by end of October 2023. Such further amendment will also indicate that by such extension, the Company is not in default of the agreement as of August 31, 2023, and through the date that the financial statements are issued.

The settlement agreement with Kopple provides for certain increases in the amounts payable to Kopple and the right of such parties to enter a judgement against the Company if the Company remains in unsecured default in its payment obligations. Pursuant to the settlement agreement, the Company is also subject to certain affirmative and negative covenants such as periodic submission of financial statements to Koppel and restrictions on future financing and investing activities, as defined in the agreement, including the covenant to not create any indebtedness that is senior in right of payment to the Kopple debt. Management believes such covenants are normal for this type of transaction and that management believes meeting these covenants will not affect operations and the Company was in compliance with all covenants as of August 31, 2023.

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

Although the Company disputes Gagerman’s claims, under the guidance of ASC 450 – Contingencies, the Company has recorded the claimed notes payable and accrued interest of approximately $167 and $164 as of August 31, 2023 and February 28, 2023, respectively.

(c) Jiangsu Shengfeng Note

On November 20, 2019, the Company reached an agreement with a former joint venture partner Jiangsu Shengfeng regarding the return of $700 that had been advanced to the Company in prior years. As a result, in November 2019, the Company issued a non-interest-bearing promissory note for $700 to be paid over an 11-month period beginning March 15, 2020, through February 15, 2021.

As of August 31, 2023 and February 28, 2023, the principal due was $700, and was past due.

NOTE 6 – ACCRUED INTEREST

Accrued expenses consisted of the following:

	August 31, 2023	February 28, 2023
(amounts in thousands)
Accrued interest-convertible notes payable (past due)	$389	$354
Accrued interest-convertible notes payable related party (past due)	789	713
Accrued interest and fees- Kopple note payable (related party)	912	282
Accrued interest-notes payable	21	23
Accrued interest- other	18	17
	$2,129	$1,389

NOTE 7 – LEASES

Our administrative and production operations including warehousing, are housed in an approximately 18,000 square foot facility in Lake Forest, California. The Lake Forest lease is for 66-months effective February 2021 through August 31, 2026. The initial monthly base rental rate was approximately $22 per month and escalates 3% each year to approximately $26 per month in 2026. The lease liability was determined by discounting the future lease payments under the lease terms using a 10% per annum discount rate to arrive at the current lease liability.

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

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

(amounts in thousands)	Six-Months ended August 31, 2023	Six-Months ended August 31, 2022
Lease Cost
Operating lease cost (included in general and administration in the Company’s statement of operations)	$139	$139

Other Information
Cash paid for amounts included in the measurement of lease liabilities	$141	$137
Weighted average remaining lease term – operating leases (in years)	3.00	4.00
Average discount rate – operating leases	10.0%	10.0%

The supplemental balance sheet information related to leases for the period is as follows:

At August 31, 2023
Operating leases
Long-term right-of-use assets	$717

Short-term operating lease liabilities	$222
Long-term operating lease liabilities	545
Total operating lease liabilities	$767

Maturities of the Company’s lease liability is as follows:

Operating Lease
Years Ending February 28:
2024 (6 months remaining)	$141
2025	291
2026	300
2027	154
Total lease payments	886
Less: Imputed interest/present value discount	(119)
Present value of lease liabilities	$767

NOTE 8 – DERIVATIVE WARRANT LIABILITY

In prior years the Company issued warrants that include a fundamental transaction provision that could give rise to an obligation to pay cash to the warrant holder. The Company determined that the warrants do not satisfy the criteria for classification as equity instruments due to the existence of the cash settlement feature that is not within the sole control of the Company, and the warrants are accounted for as liabilities in accordance with ASC 815. The fair value of the warrants is remeasured at each reporting period, and the change in the fair value is recognized in earnings in the accompanying statements of operations. The warrant liability will ultimately be converted into the Company’s equity when the warrants are exercised or will be extinguished upon the expiration of the outstanding warrants.

The following tables summarize the derivative warrant liability:

(amounts in thousands, except share and per share data)	August 31, 2023	February 28, 2023
Stock price	$0.20	$0.25
Risk free interest rate	5.2%	4.7%
Expected volatility	171%	190%
Expected life in years	0.46	0.97
Expected dividend yield	0%	0%
Number of warrant shares	113,100	113,100
Fair value of derivative warrant liability	$1	$9

	Number of Derivative Warrants Outstanding	Fair Value of Derivative Warrant Liability
February 28, 2023	113,100	$9
Change in fair value of derivative warrant liability	-	(8)
Gain on extinguishment on expiration of warrants	-	-
August 31, 2023	113,100	$1

NOTE 9 – SHAREHOLDERS’ DEFICIT

Common Stock

During the six-months ended August 31, 2023, the Company issued 4,877,271 shares of common stock for approximately $1,610 in cash.

During the six-months ended August 31, 2022 the Company issued 6,060,333 shares of common stock for approximately $1,669.

Stock Options

A summary of the Company’s stock option activity for the six-months ended August 31, 2023 is as follows:

(amounts in thousands, except share and per share data)	Number of Options	Exercise Price	Weighted Average Intrinsic Value
Outstanding, February 28, 2023	4,792,857	$0.48	$-
Granted	-	-	-
Exercised	-	-	-
Cancelled	(542,857)	1.40	-
Outstanding, August 31, 2023	4,250,000	$0.37	$-

There was no intrinsic value as of August 31, 2023, as the exercise prices of these options were greater than the market price of the Company’s stock. The exercise prices and information related to options under the 2011 Plan outstanding on August 31, 2023 is as follows:

Range of Exercise Price	Stock Options Outstanding	Stock Options Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price of Options Outstanding	Weighted Average Exercise Price of Options Exercisable
$0.25 to $1.40	4,250,000	4,250,000	2.16	$0.37	$0.37

The Company granted no stock options under its stock option 2011 Plan for the six-month period ended August 31, 2023 and the six-month period ended August 31, 2022.

Warrants

A summary of the Company’s warrant activity for the six-months ended August 31, 2023 is as follows:

	Number of Warrants	Exercise Price
Outstanding, February 28, 2023	3,564,764	$0.86
Granted	-	-
Exercised	-	-
Cancelled	-	-
Outstanding, August 31, 2023	3,564,764	$0.86

There was no intrinsic value as of August 31, 2023, as the exercise prices of these warrants were greater than the market price of the Company’s stock. The exercise prices and information related to the warrants as of August 31, 2023 is as follows:

Range of Exercise Price	Stock Warrants Outstanding	Stock Warrants Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price of Warrants Outstanding	Weighted Average Exercise Price of Warrants Exercisable
$0.50 to $1.40	3,564,764	3,564,764	5.33	$0.86	$0.86

In March 2022, pursuant to an agreement with a note holder (see Note 5), the Company issued to Mr. Kopple 3,331,664 warrants to purchase the Company’s common stock with a term of 7 years and at an exercise price of $0.85 per share. The Company determined the fair value of the Kopple Warrants was $1,051 using a Black-Scholes model using the assumptions as set forth in the table below:

Warrants issued during the Six-Months Ended August 31, 2022
Exercise Price	$0.85
Share Price	$0.317
Volatility %	225%
Risk-Free Rate	1.98%
Expected Term (yrs.)	7.0
Dividend Rate	0%

NOTE 10 – RELATED PARTY TRANSACTIONS

As of August 31, 2023 and February 28, 2023, Bettersea LLC (“Bettersea”) was an 9.2% and 9.7%, respectively, shareholder in the Company.

For the six-months ended August 31, 2023 and August 31, 2022, the Company incurred total fees to Bettersea of $88 and $69, respectively, for various consulting services.

As of August 31, 2023 and February 28, 2023, a total of $229 and $216, respectively, was due to Bettersea and included in accounts payable and accrued expenses.

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

In 2017, the Company’s former COO was awarded approximately $238 in accrued salary and related charges by the California labor board. In August 2021, the Company reached a settlement by which the Company agreed to pay approximately $330, representing the principal award plus accrued interest. As of the time of this filing, the Company has paid approximately $292 toward the settlement amount. The remaining balance of approximately $38 is to be paid no later than December 31, 2023, and accrues interest of 10% per annum until paid.

Between July 2017 and March 2022, the Company was engaged in litigation with a former director, Robert Kopple, relating to more than $13,000 and the current equivalent of the approximately 23 million warrants, exercisable for seven years at a price of $0.10 per share, which Mr. Kopple and his affiliated entities (collectively “Kopple”) claimed should have been originally issued to them pursuant to various agreements with the Company entered into between 2013-2016. In March 2022, the Company reached a settlement (the “Binding Term Sheet”) with Kopple that resolved all claims asserted against the Company without any admission, concession or finding of any fault, liability, or wrongdoing on the part of the Company. Under the terms of the settlement, the Company agreed to pay an aggregate amount of $10,000 over a period of seven years, including $3,000 initial payment to be paid in June 2022. $150 was paid in June 2022, and the balance of the initial payment of $2,850 was extended to August 1, 2023. The Company and Koppel have agreed in principle to another extension of the deadlines for payments owed by the Company to Kopple and intend to memorialize such an agreement in writing on or before October 31, 2023. Such further amendment will also indicate that by such extension the Company is not in default on the Binding Term Sheet as of September 30, 2023, and through the date that the financial statements are issued. All amounts, including all accrued interest and deferred fees, are to be paid no later than eight years from the date of the initial payment. The settlement also provides for standard mutual general release provisions and includes customary representations, warranties, and covenants, including certain increases in the amount payable to the Kopple Parties and the right of such parties to enter judgment against the Company if the Company remains in uncured default in its payment obligations under the settlement (see Note 5).

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

NOTE 12 – SUBSEQUENT EVENTS

Subsequent to August 31, 2023, the Company issued 796,972 shares of common stock in exchange for cash proceeds of approximately $263.

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

In Fiscal 2020 stockholders of the Company successfully removed Ronald Buschur, William Anderson and Si Ryong Yu from the Company’s Board of Directors and elected Ms. Cipora Lavut, Mr. David Mann and Dr. Robert Lempert as directors of the Company in their stead. See Item 3, Legal Proceedings for more information. Also, in Fiscal 2020, Melvin Gagerman –– Aura’s CEO and CFO since 2006 –– was replaced. In July 2019 Ms. Lavut succeeded Mr. Gagerman as President and Mr. Mann succeeded Mr. Gagerman as CFO. Dr. Lempert was appointed as Secretary of the Company by the Board of Directors also in July 2019. In the second half of Fiscal 2020, the Company began significantly increasing its engineering, manufacturing and marketing activities. From July 8, 2019 through the end of Fiscal year 2022 (February 28, 2022), we shipped more than 140 units to customers (more than a ten-fold increase over Fiscal 2019). Although our operations were impacted in Fiscal 2022 and Fiscal 2021 by the COVID-19 pandemic, during these periods we continued to expand our engineering and manufacturing capabilities. See “Item 1. Business. Impact of the COVID-19 Pandemic” included in our Annual Report on Form 10-K for fiscal 2022 for information regarding the impact of COVID-19 on our operations. Our engineering, research and development costs for the six months ended August 31, 2023, and the six months ended August 31, 2022 were approximately $494 and $411, respectively. During the three months ended May 31, 2021, we relocated all administrative offices and operations to a new state-of-the-art facility consisting of approximately 18,000 square feet in Lake Forest, California. This new facility is wholly occupied by Aura.

During Fiscal 2018 and Fiscal 2019, the Company’s engineering, manufacturing, sales, and marketing activities were reduced while we focused on renegotiating numerous financial obligations. During this time, the Company’s agreements with numerous customers, third party vendors, and organizations and entities material to the operation of the Company business were canceled, delayed or terminated. During Fiscal 2018, the Company successfully restructured in excess of $30,000 of debt. Robert Kopple, our former Vice Chairman of the Board, was the only significant unsecured note holder that did not executed formal agreements regarding the restructure of his debt. See “Item 3. Legal Proceedings” included in our Annual Report on Form 10-K for Fiscal 2022 filed with the SEC on June 21, 2022, and Part II, Other Information Item 1, contained in this Quarterly Report for information regarding the dispute and settlement with Mr. Kopple regarding these transactions. In March 2022, the Company reached a settlement that resolves the various claims asserted against us by Mr. Kopple and his affiliated entities (collectively the “Kopple Parties”). Under the terms of the settlement, we have agreed to pay an aggregate amount of $10,000 over a period of seven years; $3,000 of which is to be paid within approximately four months of the settlement date, after which, interest will accrue on the unpaid balance at a rate of 6%, compounded annually. All amounts, including all accrued interest, are to be paid no later than eight years from the date of the initial payment. The Kopple Parties have also received seven-year warrants to purchase up to an aggregate of 3,331,664 shares of our common stock at a price of $0.85 per share. The settlement also provides for standard mutual general release provisions and includes customary representations, warranties, and covenants, including certain increases in the amount payable to the Kopple Parties and the right of such parties to enter judgment against the Company if the Company remains in uncured default in its payment obligations under the settlement.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial conditions and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements requires management to make estimates and disclosures on the date of the financial statements. In preparing our financial statements, we have made our best estimates and judgments of certain amounts included in the financial statements. We use authoritative pronouncements, historical experience and other assumptions as the basis for making judgments. For these key estimates and assumptions, we made appropriate accounting estimates based on the facts and circumstances available as of the reporting date. To the extent that there are significant differences between these estimates and actual results, our financial statements may be materially affected. Significant estimates include assumptions made for inventory reserve, impairment testing of long-lived assets, the valuation allowance for deferred tax assets, assumptions used in valuing derivative liabilities, assumptions used in valuing share-based compensation, and accruals for potential liabilities. Amounts could materially change in the future. Actual results could differ from those estimates. There were no changes to our critical accounting policies described in the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended February 28, 2023, that impacted our condensed financial statements and related notes included herein.

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

Inflation

Higher inflation, the actions by the Federal Reserve Bank to address inflation, most notably continuing increases in interest rates, and rising energy prices create uncertainty about the future economic environment. The Company expects that the impact of these issues will continue to evolve. The Company believes these factors impacted the Company’s business in 2023 and the first six months of 2024 and will continue to impact the Company’s business in 2024 and 2025. The implications of higher government deficits and debt, tighter monetary policy, and higher long-term interest rates may drive a higher cost of capital for the business and an increase in the Company’s operating expenses.

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

Results of Operations

Three months ended August 31, 2023 compared to three months ended August 31, 2022

Net revenue was $0 for the three-months ended August 31, 2023 compared to $10 for the three-months ended August 31, 2022. Revenues continue to be negatively impacted due to a generally low level of resources on our legacy products as well as our shift to the development and production of the prototype for our new product line. We cannot project with confidence the timing or amount of revenue that we can expect until the prototype is completed which should be in Fiscal 2024.

Cost of goods sold was $80 in the three-months ended August 31, 2023 compared to $95 for the three-months ended August 31, 2022. This resulted in a gross loss of $80 compared to a gross loss of $85 for the three-months ended August 31, 2022. The gross loss and related gross margin loss for both the three-month periods were largely influenced by the low volume of shipments in this quarter which reduced our ability to fully absorb fixed operating costs. In addition, the gross margin loss in the three-months ended August 31, 2023 included an increase in the inventory reserve of $58.

Engineering, research and development expenses were $287 in the three-months ended August 31, 2023, compared to $244 for the three-months ended August 31, 2022. The increase was due to increased development by the engineering staff of the new prototype for our new product line.

Selling, general and administration (“SG&A”) expenses decreased by $213 or 38% to $342 in the three-month period ending August 31, 2023 compared to the three-months ended August 31, 2022. The decrease was principally attributed to lower legal costs of $73, lower audit fees of $42 and lower selling fees of $83 due to lower sales.

Interest expense increased $263 during the three-months ended August 31, 2023 compared to the three-months ended August 31, 2022 due principally to the settlement of the Kopple litigation which resulted in the conversion of the Kopple notes payable into a new note. The new note did not accrue interest until January 2023, so the three-months ended August 31, 2022 did not include any Kopple-based interest.

Six months ended August 31, 2023 compared to six months ended August 31, 2022

Net revenue was approximately $10 for the six-months ended August 31, 2023 (“Fiscal Q2 2024”) compared to approximately $17 for the six-months ended August 31, 2022 (“Fiscal Q2 2023”). Revenues continue to be negatively impacted by both the lingering effects of the COVID-19 pandemic, as well as a generally low level of resources. We cannot project with confidence the timing or amount of revenue that we can expect despite improvements in the pandemic being under more control globally including a successful rollout of the vaccine programs. To increase revenues which were impacted by the economic effects of the pandemic, the Company needs to augment its marketing and sales efforts substantially. As the Company’s focus has been on new product engineering and development, the current limited resources prevent executing the increased selling efforts in the near term.

Cost of goods sold was approximately $95 in Fiscal Q2 2024 compared to approximately $30 in Fiscal Q2 2023. This resulted in a gross loss of approximately $85 or a gross margin loss of 815%, and approximately $13 gross loss and a gross margin loss of 79%, in Fiscal Q2 2024 and Fiscal Q2 2023, respectively. The gross loss and related gross margin loss for both the six-month periods were largely influenced by the low volume of shipments in both quarters which reduced our ability to fully absorb fixed operating costs. In addition, the gross margin loss in Fiscal Q2 2024 included an increase in the inventory reserve of $58.

Engineering, research and development expenses were approximately $494 in Fiscal Q2 2024, compared to approximately $411 in the Fiscal Q2 2023, or an increase of 20%. Fiscal Q2 2024 includes a higher engineering staff level and a concentrated effort to optimize the Company’s several new designs of its generators and motors. Fiscal Q2 2023 reflects the Company’s initial efforts to increase its development program, including costs for engineering several new designs, as well as increased testing of its new electronic control unit (“ECU”).

Selling, general and administration (“SG&A”) expenses decreased by approximately $556 or 40% to approximately $850 in the Fiscal Q2 2024 period from approximately $1,406 in the Fiscal Q2 2023 period. The decrease during Fiscal Q2 2024 was principally attributed to lower legal costs of $406 almost exclusively related to the settlement of the Kopple litigation in the Fiscal Q1 2023 period. Accounting fees were also down by $63. Selling costs were down by $89 due to lower sales.

Interest expense in Fiscal Q2 2024 increased approximately $610 or 266%, to approximately $840 from approximately $229 in the Fiscal Q2 2023 period due principally to the settlement of the Kopple litigation which resulted in the conversion of the Kopple notes payable into a new note. The new note did not accrue interest until January 2023, so FQ2 2023 included no Kopple-based interest. In Fiscal Q2 2024, $315 of interest was accrued on the unpaid balance of the restructured Kopple note, and in addition, the Company recorded $390 of extension and forbearance fees, which are being categorized as interest.

Other income in the Fiscal Q2 2024 period was approximately $8 which represents the favorable change in the fair value of the derivative warrant liability for the six-months, measured as of August 31, 2023. Comparatively, the revaluation of the derivative warrant liability in Fiscal Q2 2023, measured as of August 31, 2022, resulted in a favorable change in the fair value of approximately $741 for the six-month period.

Net loss for the six-month period of Fiscal Q2 2024 increased by approximately $943, to a loss of approximately $2,261 from a net loss of approximately $1,318 in the six-month period of Fiscal Q2 2023. This was attributed to (i) a significantly lower net gain related to derivative liability valuation of approximately $733 and (ii) higher interest expense of approximately $610, which were partially offset by (i) a decreased operating loss of $400 principally attributable to the lower legal expenses related to the Kopple settlement.

Liquidity and Capital Resources

Going Concern

During the six-month period ended August 31, 2023, the Company reported a net loss of $2,261 and used cash in operating activities of approximately $1,532. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s February 28, 2023, financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

At August 31, 2023, we had cash of approximately $52, compared to cash of approximately $15 at February 28, 2023. Subsequent to August 31, 2023, the Company issued 796,970 shares of common stock in exchange for cash proceeds of approximately $263. Working capital deficit at August 31, 2023 was a $14,400 deficit as compared to an $13,700 deficit at February 28, 2023. At August 31, 2023 and February 28, 2023, we had no accounts receivable.

Prior to Fiscal 2020, in order to maintain liquidity, we relied upon external sources of financing, principally equity financing and private indebtedness. We have no bank line of credit and will require additional debt or equity financing to fund ongoing operations. Based on a cash flow analysis performed by management, we estimate that we will need an additional $6,000 to maintain existing operations for Fiscal 2024 and increase the volume of shipments to customers. We cannot assure the reader that additional financing will be available nor that the commercial targets will be met in the amounts required to keep the business operating. The issuance of additional shares of equity in connection with such financing could dilute the interests of our existing stockholders, and such dilution could be substantial. If we cannot raise the needed funds, we will also be forced to make further substantial reductions in our operating expenses, which could adversely affect our ability to implement our current business plan and ultimately our viability as a company.

Between July 2017 and March 2022, the Company was engaged in litigation with a former director, Robert Kopple, relating to more than $13,000 and the current equivalent of the approximately 23 million warrants, exercisable for seven years at a price of $0.10 per share, which Mr. Kopple and his affiliated entities (collectively the “Kopple”) claimed should have been originally issued to them pursuant to various agreements with the Company entered to between 2013-2016. In March 2022, the Company reached a settlement (the “Binding Term Sheet”) with Kopple that resolves all claims asserted against the Company without any admission, concession or finding of any fault, liability or wrongdoing on the part of the Company. Under the terms of the settlement, we have agreed to pay an aggregate amount of $10,000 over a period of seven years; $3,000 of which was originally to be paid in June 2022, and subsequently extended to August 1, 2023. Beginning in January 2023, interest began to accrue on the unpaid balance at a rate of 6%, compounded annually. All amounts, including all accrued interest and deferred forbearance fees, are to be paid no later than eight years from the date of the initial payment. As of the date of this report, the Company has not yet paid the full $3,000 installment due to Kopple; having only made a partial payment of $150 in June 2022. The Company and Koppel have agreed in principle to another extension of the deadlines for payments owed by Aura to Plaintiffs and intend to memorialize such an agreement in writing on or before October 31, 2023. Such further amendment will also indicate that by such extension the Company is not in default on the Binding Term Sheet (See Part I, Note 5 to the Financial Statements).

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Securities and Exchange Act of 1934 Rules 13a-15(f). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of August 31, 2023.

Changes in Internal Control over Financial Reporting

There have been no other changes in our internal control over financial reporting during our fiscal quarter ended August 31, 2023, not previously identified in our Annual Report on Form 10-K, for the fiscal year ended February 28, 2023 and issued on May 26, 2023 which have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

In 2017, the Company’s former COO was awarded approximately $238 in accrued salary and related charges by the California labor board. In August 2021, the Company reached a settlement by which the Company agreed to pay approximately $330, representing the principal award plus accrued interest. As of the time of this filing, the Company has paid approximately $292 toward the settlement amount. The remaining balance of approximately $38 is to be paid no later than December 31, 2023 and accrues interest of 10% per annum until paid.

Between July 2017 and March 2022, the Company was engaged in litigation with a former director, Robert Kopple, relating to more than $13,000 and the current equivalent of the approximately 23 million warrants, exercisable for seven years at a price of $0.10 per share, which Mr. Kopple and his affiliated entities (collectively the “Kopple Parties”) claimed should have been originally issued to them pursuant to various agreements with the Company entered to between 2013-2016. In March 2022, the Company reached a settlement with the Kopple Parties that resolved all claims asserted against the Company without any admission, concession or finding of any fault, liability or wrongdoing on the part of the Company. Under the terms of the settlement, the Company agreed to pay an aggregate amount of $10,000 over a period of seven years, including $3,000 initial payment to be paid in June 2022. $150 was paid in June 2022, and the balance of the initial payment of $2,850 was extended to August 1, 2023, In exchange for the extension, the Company was required to pay $195 in extension and forbearance fees in cash and $530 in accrued forbearance fees. Beginning in January 2023, interest accrues on the unpaid balance at a rate of 6%, compounded annually. All amounts, including all accrued interest and deferred fees, are to be paid no later than eight years from the date of the initial payment. The Kopple Parties have also received seven-year warrants to purchase up to an aggregate of 3,331,664 shares of our common stock at a price of $0.85 per share. The settlement also provides for standard mutual general release provisions and includes customary representations, warranties, and covenants, including certain increases in the amount payable to the Kopple Parties and the right of such parties to enter judgment against the Company if the Company remains in uncured default in its payment obligations under the settlement. As of the date of this report, the Company has not yet paid the full $3,000 installment due to Kopple, having made an initial payment of $150 in June 2022. The Company and Koppel have agreed in principle to another extension of the deadlines for payments owed by Aura to Plaintiffs and intend to memorialize such an agreement in writing on or before October 31, 2023. Such further amendment will also indicate that by such extension Aura is not in default on the Binding Term Sheet (See Part I, Note 5 to the Financial Statements).On March 26, 2019, various stockholders of the Company controlling a combined total of more than 27.5 million shares delivered a signed written consent to the Company removing Ronald Buschur as a member of the Company’s Board and electing Cipora Lavut as a director of the Company.  On March 27, 2019, those same stockholders delivered a further signed written consent to the Company removing William Anderson and Si Ryong Yu as members of the Company’s Board and electing Robert Lempert and David Mann as directors of the Company. These written consents represented a majority of the outstanding shares of the Company’s common stock as of March 26, 2019, and March 27, 2019, respectively. Because of Aura’s refusal to recognize the legal effectiveness of the consents, on April 8, 2019, the stockholders filed suit in the Court of Chancery of the State of Delaware pursuant to Section 225 of the Delaware General Corporations Law, seeking an order confirming the validity of the consents and declaring that Aura’s Board consists of Ms. Lavut, Mr. Mann, Dr. Lempert, Mr. Douglas and Mr. Diaz-Versón, Jr. On July 8, 2019 the Court of Chancery entered final judgment in favor of the stockholder plaintiffs, confirming that (a) Ronald Buschur, Si Ryong Yu and William Anderson had been validly removed by the holders of a majority of the Company’s outstanding stock acting by written consent (b) Ms. Lavut, Mr. Mann and Dr. Lempert had been validly elected by the holders of a majority of the Company’s outstanding stock acting by written consent, and (c) the Company’s Board of Directors validly consists of Cipora Lavut, David Mann, Robert Lempert, Gary Douglas and Salvador Diaz-Versón, Jr. As a result of prior management’s unsuccessful opposition to this stockholders’ action filed in the Court of Chancery, such stockholders may be potentially entitled to recoup their litigation costs from the Company under Delaware’s corporate benefit doctrine and/or other legal provisions. To date, no final determination has been made as to the amount of recoupment, if any, to which such stockholders may be entitled.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six-months ended August 31, 2023, we issued 4,877,271 shares of common stock for cash proceeds of approximately $1,609. The proceeds from the sale were used for general working capital purposes.

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

Date: October 18, 2023	AURA SYSTEMS, INC.
(Registrant)

	By:	/s/ Cipora Lavut
Cipora Lavut
President