Form 10-Q
period 2023-11-30
AURA SYSTEMS INC
filed 2024-01-16
CIK 826253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding January 16, 2024
Common Stock, par value $0.0001 per share	102,008,954 shares

AURA SYSTEMS, INC.

i

 ITEM 1. FINANCIAL STATEMENTS

AURA SYSTEMS, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	November 30, 2023	February 28, 2023
(amounts in thousands, except share data)	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$45	$15
Inventories	47	155
Prepaid and other current assets	169	142
Total current assets	261	312
Property and equipment, net	405	461
Operating lease right-of-use asset	660	816
Lease security deposit	160	160
Total assets	$1,486	$1,749

Liabilities and Shareholders’ Deficit
Current liabilities
Accounts payable and accrued expenses (including $396 and $376 due to related party, respectively)	$2,496	$2,758
Accrued interest (including $1,898 and $995 due to related party, respectively)	2,400	1,471
Customer advances	447	454
Convertible notes payable , ($1,403 past due)	1,498	1,403
Convertible note payable-related party, ($3,000 past due)	3,020	3,000
Notes payable, current portion	136	92
Notes payable-related parties, current portion	4,632	4,632
Operating lease liability, current portion	230	207
Derivative warrant liability	-	9
Total current liabilities	14,859	14,026

Notes payable, non-current portion	301	256
Note payable-related party, non-current portion	7,088	7,065
Operating lease liability	485	660
Total liabilities	22,733	22,007

Commitments and contingencies	-	-

Shareholders’ deficit
Common stock: $0.0001 par value; 150,000,000 shares authorized; 101,242,286 and 94,648,346 issued and outstanding at November 30, 2023 and February 28, 2023, respectively.	10	9
Additional paid-in capital	456,688	454,507
Accumulated deficit	(477,945)	(474,774)
Total shareholders’ deficit	(21,247)	(20,258)
Total liabilities and shareholders’ deficit	$1,486	$1,749

The accompanying notes are an integral part of these unaudited financial statements.

AURA SYSTEMS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three-Months Ended		Nine-Months Ended
	November 30,		November 30,
	2023	2022	2023	2022
(amounts in thousands, except share and per share data)
Net revenue	$47	$54	$57	$70
Cost of goods sold (includes inventory write-down of $32 and $90 for the three and nine months ended November 30, 2023)	99	26	194	55
Gross profit (loss)	(52)	28	(137)	15
Operating expenses
Engineering, research and development (including $29, $50, $117 and $119 to related party, respectively)	33	229	528	640
Selling, general & administration	494	622	1,344	2,028
Total operating expenses	527	851	1,872	2,668
Loss from operations	(579)	(823)	(2,009)	(2,653)
Other income (expense):
Interest expense, net (including $200, $199, $981 and $324 to related parties, respectively)	(332)	(260)	(1,171)	(489)

Change in fair value of derivative warrant liability	1	(181)	9	560
Net loss	$(910)	$(1,264)	$(3,171)	$(2,582)

Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.03)	$(0.03)
Basic and diluted weighted-average shares outstanding	100,396,097	90,759,938	98,247,106	87,433,942

See accompanying notes to these unaudited financial statements.

AURA SYSTEMS, INC.

CONDENSED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(Unaudited)

Three Months and Nine Months Ended November 30, 2023

(amounts in thousands, except share data)	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Deficit
Balance, February 28, 2023	94,648,346	$9	$454,507	$(474,774)	$(20,258)
Common shares issued for cash	2,586,362	-	853	-	853
Net loss	-	-	-	(1,141)	(1,141)
Balance, May 31, 2023 (unaudited)	97,234,708	9	455,360	(475,915)	(20,546)
Common shares issued for cash	2,290,909	1	756	-	757
Net loss	-	-	-	(1,120)	(1,120)
Balance, August 31, 2023 (unaudited)	99,525,617	10	456,116	(477,035)	(20,909)
Common shares issued for cash	1,716,669	-	567	-	567
Fair value of warrants issued with convertible notes payable			5		5
Net loss	-	-	-	(910)	(910)
Balance, November 30, 2023 (unaudited)	101,242,286	$10	$456,688	$(477,945)	$(21,247)

Three Months and Nine Months Ended November 30, 2022

(amounts in thousands, except share data)	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Deficit
Balance, February 28, 2022	83,119,104	$8	$450,137	$(471,364)	$(21,220)
Common shares issued for cash	2,116,665	-	635	-	635
Fair value of warrants issued for note settlement	-	-	1,051	-	1,051
Net loss	-	-	-	(553)	(552)
Balance, May 31, 2022 (unaudited)	85,235,769	8	451,823	(471,917)	(20,086)
Common shares issued for cash	3,943,668	1	1,033	-	1,034
Net loss	-	-	-	(766)	(766)
Balance, August 31, 2022 (unaudited)	89,179,437	9	452,856	(472,683)	(19,818)
Common shares issued for cash	3,437,092	-	931	-	932
Net loss	-	-	-	(1,264)	(1,264)
Balance, November 30, 2022 (unaudited)	92,616,529	$9	$453,787	$(473,947)	$(20,150)

See accompanying notes to these unaudited financial statements.

AURA SYSTEMS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	November 30, 2023	November 30, 2022
(amounts in thousands)
Net loss	$(3,171)	$(2,582)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation and amortization	79	57
Inventory write-down	90	4
Change in fair value of derivative warrant liability	(9)	(560)
Changes in operating assets and liabilities:
Inventory	18	(29)
Prepaid and other current assets	128	73
Operating lease right-of-use asset	156	136
Accounts payable, accrued expenses and customer advances	(262)	583
Accrued interest on notes payable	952	183
Customer advances	(7)	14
Operating lease liability	(152)	(133)
Cash used in operating activities	(2,178)	(2,254)

Cash used in investing activities:
Purchase of property and equipment	(23)	(54)

Cash flows from financing activities:
Proceeds from issuance of common stock	2,177	2,600
Proceeds from issuance of convertible notes payable	120	-
Payment of notes payable	(66)	(208)
Cash provided by financing activities	2,231	2,392

Net increase in cash and cash equivalents	30	84
Cash and cash equivalents-beginning of period	15	150
Cash and cash equivalents-end of period	$45	$234
Cash paid for:
Interest	$160	$128
Income taxes	$-	$-

Supplemental schedule of non-cash transactions:
Note payable issued for software licensing agreement	$155	$-
Fair value of warrants issued for note settlement	$-	$1,051

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

Basis of Presentation

The accompanying unaudited condensed financial statements as of and for the three and nine months ended November 30, 2023 and 2022, have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed financial statements reflect all adjustments of a normal recurring nature that are necessary for a fair presentation of the results for the periods presented. The Condensed Balance Sheet information as of February 28, 2023, was derived from the Company’s audited Financial Statements as of February 28, 2023, included in the Company’s Annual Report on Form 10-K filed with the SEC on May 26, 2023. These financial statements should be read in conjunction with that report. The results of operations for the period ended November 30, 2023, may not necessarily be indicative of the results that may be expected for the full fiscal year ending February 29, 2024.

The Company’s fiscal year ends on the last calendar day of February. Accordingly, the current fiscal year will end on February 29, 2024 and is referred to as “Fiscal 2024”. Our prior fiscal years ended February 28, 2023, February 28, 2022 and 2021, and are referred to as “Fiscal 2023”, “Fiscal 2022” and “Fiscal 2021”, respectively.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. During the nine-month period ended November 30, 2023, the Company recognized net loss of $3,171 and used cash in operating activities of $2,178, respectively. As of November 30, 2023, the Company also has a shareholder deficit of $21,247 and notes payable totaling $5,200 are also past due. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s February 28, 2023, financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Inflation

Higher inflation, the actions by the Federal Reserve Bank to address inflation, most notably continuing increases in interest rates, and the volatility of energy prices create uncertainty about the future economic environment. The Company expects that the impact of these issues will continue to evolve. The Company believes these factors impacted the Company’s business in fiscal 2023 and the nine months of fiscal 2024 and will continue to impact the Company’s business in the remaining months of fiscal 2024 and fiscal 2025. The implications of higher government deficits and debt, tighter monetary policy, and higher long-term interest rates may drive a higher cost of capital for the business and an increase in the Company’s operating expenses.

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

Vendor Concentration

As of November 30, 2023 and February 28, 2023, there were four vendors who accounted for over 10% of the Company’s accounts payable.

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

The following table sets forth by level, within the fair value hierarchy, the Company’s assets and liabilities at fair value as of November 30, 2023 and February 28, 2023:

(amounts in thousands)	November 30, 2023
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative warrant liability	$-	$-	$-	$-
Total	$-	$-	$-	$-

	February 28, 2023
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative warrant liability	$-	$-	$9	$9
Total	$-	$-	$9	$9

The Company estimated the fair value of the derivative warrant liability using the Binomial Model.

The following table provides a roll-forward of the warrant derivative liability measured at fair value on a recurring basis using unobservable level 3 inputs for the period ended November 30, 2023 as follows:

(amounts in thousands, except share data)	Number of Derivative Warrants Outstanding	Fair Value of Derivative Warrant Liability
February 28, 2023	113,100	$9
Change in fair value of derivative warrant liability	-	(9)
Gain on extinguishment on expiration of warrants	-	-
November 30, 2023	113,100	$-

Reclassifications

Certain February 28, 2023 balances have been reclassified to conform with the November 30, 2023 presentation. In presenting the Company’s balance sheet at February 28, 2023, the Company originally presented accrued interest of $1,389 and accrued payroll and other expenses of $441, totaling $1,830 as a separate line item called Accrued Expenses. In addition, $82 of accrued interest was included in notes payable-related parties, current portion. In presenting the Company’s balance sheet at November 30, 2023, the Company has reclassified the balance of accrued interest of $1,471 as a separate line item, and the balance of accrued payroll and other expenses of $441 as part of accounts payable and accrued expense and reduced notes payable-related parties, current portion by $82.

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

For the nine-months ended November 30, 2023 and 2022, the calculations of basic and diluted loss per share are the same because potentially dilutive securities would have had an anti-dilutive effect. The potentially dilutive securities consisted of the following:

	November 30, 2023	November 30, 2022
Warrants	3,624,764	8,132,498
Options	4,250,000	5,059,769
Convertible notes	3,986,274	3,868,414
Total	11,861,038	17,060,681

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

NOTE 2 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable consisted of the following:

	November 30, 2023	February 28, 2023
(amounts in thousands)
(a) Convertible notes payable 1 – past due	$1,403	$1,403
(b) Convertible notes payable 2	100	-
Total	1,503	1,403
Unamortized debt discount	(5)	-
Net	$1,498	$1,403

(a)	In Fiscal 2013 and 2014, the Company issued six convertible notes payable in the aggregate of $4,000. The notes are unsecured, bear interest at 5% per annum and are convertible into shares of common stock at a conversion price of $1.40 per share, as adjusted. The notes were originally due in 2014 to 2017 and were all amended in 2018 and the maturity date for all the notes was changed to January 11, 2023. As February 28, 2023, the outstanding balance of the convertible notes payable amounted to $1,403 and are past due.

(b)	During the nine months ended November 30, 2023, the Company issued five convertible notes payable to unrelated individuals and entities totaling $100,000 in exchange for cash. The notes are unsecured, bear interest at rate of 10% per annum, and mature in March 2024. The notes payable are convertible into shares of common stock at a conversion rate of $0.20 per share.

As part of the offering, the Company also granted the note holders who participated in this offering, warrants to purchase a total of 60,000 shares of common stock, of which, 50,000 were issued to these noteholders. The warrants are fully vested upon grant, expire in 18 months, and are exercisable into shares of common stock at $0.50 per share. The Company recorded a debt discount of $5 to account the relative fair value of the warrants granted. The fair value of the warrants were computed using the BlackScholes Option Pricing Model with the following assumptions: stock price of $0.17; exercise price of $0.50; expected life of 1.5 years; volatility rate of 160%; and discount rate of 5%. The discount will be amortized to interest expense over the expected term of the note payable.

As of November 30, 2023, outstanding balance of convertible notes payable amounted to $1,503, of which, $1,403 are past due.

NOTE 3 – CONVERTIBLE NOTE PAYABLE-RELATED PARTY

Convertible note payable – related party consisted of the following:

	November 30, 2023	February 28, 2023
(amounts in thousands)
(a) Convertible note payable 1 – past due	$3,000	$3,000
(b) Convertible note payable 2	20	-

Non-current	-	-
Current	$3,020	$3,000

(a)	On January 24, 2017, the Company entered into a debt refinancing agreement with a former director and current shareholder of the Company. As part of the agreement, the Company issued a $3,000 convertible note. The convertible note is unsecured, bears interest at 5% per annum, and was due February 2, 2023. The convertible note is convertible into shares of common stock at a conversion price of $1.40 per share, as adjusted. As of February 28, 2023, outstanding balance of the convertible note amounted to $3,000 and is past due.

(b)	During the nine months ended November 30, 2023, the Company issued a convertible note payable of $20,000 in exchange for cash to a member of the Company’s Board of Directors. The convertible note is unsecured, bears interest at rate of 10% per annum and will mature in March 2024. The convertible note payable is convertible to common stock at a conversion rate of $0.20 per share. As part of the offering, the Company also granted the note holders who participated in this offering a total of 60,000 warrants, of which, 10,000 warrants were issued to the related party note holder (see Note 2).

As of November 30, 2023, outstanding balance of the convertible notes payable-related party amounted to $3,020, of which, $3,000 is past due.

NOTE 4 – NOTES PAYABLE

Notes payable consisted of the following:

(amounts in thousands)	November 30, 2023	February 28, 2023
Secured notes payable
(a) Note payable-EID loan	$150	$150
(b) Notes payable-vehicle, equipment and software	278	188

Unsecured notes payable
(c) Note payable-other	10	10
Total	$438	$348
Non-current	302	256
Current	136	92

(a) Economic Injury Disaster (EID) Loan

On July 1, 2020, the Company received a $150 loan under the United States Small Business Administration (“SBA”) Economic Injury Disaster Loan (“EID Loan”) program. The loan is due July 1, 2050, interest accrues at 3.75% per annum, and is secured by the assets of the Company.

(b) Notes payable-vehicle, equipment and software

During Fiscal 2022, the Company issued two notes payable to purchase equipment and a vehicle for $329. The notes are secured by the equipment and vehicle purchased. The first note for $210 is due October 31, 2024, and requires 36 equal monthly payments of approximately $6, including interest at 2.9% per annum. The second note for $78 is due January 20, 2027, and requires 72 equal monthly payments of approximately $1.5, including interest at 10.9% interest per annum.

During Fiscal 2024, the Company financed the annual subscription for engineering software for $155. The note is unsecured, due October 15, 2026 and requires 36 equal payments of approximately $5, including interest at 8% per annum.

As of November 30, 2023 and February 28, 2023, the balance of the three notes was $278 and $188, respectively. These notes payable are secured by the assets of the Company.

(c) Note payable-other

As of November 30, 2023 and February 28, 2023, the Company has one note payable due to an individual issued in September 2015 that is payable on demand with an interest rate of 10% per annum.

NOTE 5 – NOTES PAYABLE-RELATED PARTIES

Notes payable-related parties consisted of the following:

(amounts in thousands)	November 30, 2023	February 28, 2023
Unsecured notes payable
(a) Notes payable-Kopple (as restructured)	$10,938	$10,915

(b) Note payable- Gagerman	82	82
(c) Note payable-Jiangsu Shengfeng – past due	700	700
Total	$11,720	$11,697
Non-current	(7,088)	(7,065)
Current	$4,632	$4,632

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

In June 2022, the first installment of $3,000 became due, of which $150 was paid and $2,850 is still outstanding. Subsequently, the note was amended several times to extend the payment date of the remaining balance of $2,850 of the initial payment through January 2023, and the Company incurred extension and forbearance fees totaling $335.In January 2023, pursuant to the terms of the amended note payable, the Company started accruing interest on the outstanding note balance at a rate of 6% per annum, compounded annually. As of February 28, 2023, outstanding principal balance amounted to $10,915.

During the nine months ended November 30, 2023, the note was again amended multiple times to extend the payment term of the remaining balance of $2,850 of the initial payment and installment payment of $1,000, originally due in June 2023, through August 1, 2023. As a result of these amendments, the Company incurred additional extension and forbearance fees totaling $390 and adjustment to principal balance of $23.

As of November 30, 2023, the outstanding principal balance of amounted to $10,938. As of November 30, 2023 and the date of this report, the Company and Kopple are currently in negotiations for another extension of the deadline for payment of the $3,850, consisting of the $2,850 initial payment and the installment payment of $1,000. Currently, Kopple has agreed in principle that such further amendment will also indicate that the Company is not in default of the agreement as of November 30, 2023, and through the date that the financial statements are issued. Based upon the foregoing no adjustments have been made to reflect the Kopple debt in default.

The settlement agreement with Kopple provides for certain increases in the amounts payable to Kopple and the right of such parties to enter a judgement against the Company if the Company remains in unsecured default in its payment obligations. Pursuant to the settlement agreement, the Company is also subject to certain affirmative and negative covenants such as periodic submission of financial statements to Koppel and restrictions on future financing and investing activities, as defined in the agreement, including the covenant to not create any indebtedness that is senior in right of payment to the Kopple debt. Management believes such covenants are normal for this type of transaction and that management believes meeting these covenants will not affect operations and the Company.

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

Although the Company disputes Gagerman’s claims, under the guidance of ASC 450 – Contingencies, the Company has recorded the claimed note payable $82 and corresponding accrued interest.

(c) Jiangsu Shengfeng Note

On November 20, 2019, the Company reached an agreement with a former joint venture partner Jiangsu Shengfeng regarding the return of $700 that had been advanced to the Company in prior years. As a result, in November 2019, the Company issued a non-interest-bearing promissory note for $700 to be paid over an 11-month period beginning March 15, 2020, through February 15, 2021. As of November 30, 2023 and February 28, 2023, the outstanding balance of this note payable amounted to $700.

The Company is currently in negotiations with the noteholder to settle or extinguish the note payable.

NOTE 6 – ACCRUED INTEREST

Accrued interest consisted of the following:

	November 30, 2023	February 28, 2023
(amounts in thousands)
Convertible notes payable (past due)	$408	$354
Convertible notes payable related party (past due)	826	713
Notes payable (related party)	1,145	364
Notes payable	21	23
Other	-	17
	$2,400	$1,471

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

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

(amounts in thousands)	Nine-Months ended November 30, 2023	Nine-Months ended November 30, 2022
Lease Cost
Operating lease cost (included in general and administration in the Company’s statement of operations)	$209	$209

Other Information
Cash paid for amounts included in the measurement of lease liabilities	$212	$206
Weighted average remaining lease term – operating leases (in years)	2.75	3.75
Average discount rate – operating leases	10.0%	10.0%

The supplemental balance sheet information related to leases for the period is as follows:

At November 30, 2023
Operating leases
Long-term right-of-use assets	$660

Short-term operating lease liabilities	$230
Long-term operating lease liabilities	485
Total operating lease liabilities	$715

Maturities of the Company’s lease liability is as follows:

Operating Lease
Years Ending February 28:
2024 (3 months remaining)	$70
2025	291
2026	300
2027	154
Total lease payments	815
Less: Imputed interest/present value discount	(100)
Present value of lease liabilities	$715

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

The following tables summarize the derivative warrant liability:

(amounts in thousands, except share and per share data)	November 30, 2023	February 28, 2023
Stock price	$0.17	$0.25
Risk free interest rate	5.2%	4.7%
Expected volatility	171%	190%
Expected life in years	0.21	0.97
Expected dividend yield	0%	0%
Number of warrant shares	113,100	113,100
Fair value of derivative warrant liability	$-	$9

	Number of Derivative Warrants Outstanding	Fair Value of Derivative Warrant Liability
February 28, 2023	113,100	$9
Change in fair value of derivative warrant liability	-	(9)
Gain on extinguishment on expiration of warrants	-	-
November 30, 2023	113,100	$-

NOTE 9 – SHAREHOLDERS’ DEFICIT

Common Stock

During the nine-months ended November 30, 2023, the Company issued 6,593,940 shares of common stock for approximately $2,177 in net cash.

During the nine-months ended November 30, 2022 the Company issued 9,497,425 shares of common stock for approximately $2,600 in net cash.

Stock Options

A summary of the Company’s stock option activity for the nine-months ended November 30, 2023 is as follows:

(amounts in thousands, except share and per share data)	Number of Options	Exercise Price	Weighted Average Intrinsic Value
Outstanding, February 28, 2023	4,792,857	$0.48	$-
Granted	-	-	-
Exercised	-	-	-
Cancelled	(542,857)	1.40	-
Outstanding, November 30, 2023	4,250,000	$0.37	$-

There was no intrinsic value as of November 30, 2023, as the exercise prices of these options were greater than the market price of the Company’s stock. The exercise prices and information related to options under the 2011 Plan outstanding on November 30, 2023 is as follows:

Range of Exercise Price	Stock Options Outstanding	Stock Options Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price of Options Outstanding	Weighted Average Exercise Price of Options Exercisable
$0.25 to $.50	4,250,000	4,250,000	1.92	$0.37	$0.37

The Company granted no stock options under its stock option 2011 Plan for the nine-month period ended November 30, 2023 and the nine-month period ended November 30, 2022.

Warrants

A summary of the Company’s warrant activity for the nine-months ended November 30, 2023 is as follows:

	Number of Warrants	Exercise Price
Outstanding, February 28, 2023	3,564,764	$0.86
Granted	60,000	0.50
Exercised	-	-
Cancelled	-	-
Outstanding, November 30, 2023	3,624,764	$0.85

There was no intrinsic value as of November 30, 2023, as the exercise prices of these warrants were greater than the market price of the Company’s stock. The exercise prices and information related to the warrants as of November 30, 2023 is as follows:

Range of Exercise Price	Stock Warrants Outstanding	Stock Warrants Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price of Warrants Outstanding	Weighted Average Exercise Price of Warrants Exercisable
$0.50 to $1.40	3,624,764	3,564,764	5.02	$0.85	$0.85

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

NOTE 10 – RELATED PARTY TRANSACTIONS

As of November 30, 2023 and February 28, 2023, Bettersea LLC (“Bettersea”) was an 9% and 10%, respectively, shareholder in the Company.

For the nine-months ended November 30, 2023 and November 30, 2022, the Company incurred total fees to Bettersea of $117 and $119, respectively, for various consulting services.

As of November 30, 2023 and February 28, 2023, a total of $222 and $223, respectively, was due to Bettersea and included in accounts payable and accrued expenses.

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

In 2017, the Company’s former COO was awarded approximately $238 in accrued salary and related charges by the California labor board. In August 2021, the Company reached a settlement by which the Company agreed to pay approximately $330, representing the principal award plus accrued interest. As of the time of this filing, the Company has paid approximately $318 toward the settlement amount. The remaining balance of approximately $12 is to be paid no later than January 31, 2024, and accrues interest of 10% per annum until paid.

Between July 2017 and March 2022, the Company was engaged in litigation with a former director, Robert Kopple, relating to more than $13,000 and the current equivalent of the approximately 23 million warrants, exercisable for seven years at a price of $0.10 per share, which Mr. Kopple and his affiliated entities (collectively “Kopple”) claimed should have been originally issued to them pursuant to various agreements with the Company entered into between 2013 and 2016. In March 2022, the Company reached a settlement (the “Binding Term Sheet”) with Kopple that resolved all claims asserted against the Company without any admission, concession or finding of any fault, liability, or wrongdoing on the part of the Company. Under the terms of the settlement, the Company agreed to pay an aggregate amount of $10,000 over a period of seven years, including $3,000 initial payment to be paid in June 2022. $150 was paid in June 2022, and the balance of the initial payment of $2,850 was extended to August 1, 2023. The Company and Koppel have agreed in principle to another extension of the deadlines for payments owed by the Company to Kopple and intend to memorialize such an agreement in writing in January 2024. Such further amendment will also indicate that by such extension the Company is not in default on the Binding Term Sheet   as of November 30, 2023, and through the date that the financial statements are issued. All amounts, including all accrued interest and deferred fees, are to be paid no later than eight years from the date of the initial payment. The settlement also provides for standard mutual general release provisions and includes customary representations, warranties, and covenants, including certain increases in the amount payable to the Kopple Parties and the right of such parties to enter judgment against the Company if the Company remains in uncured default in its payment obligations under the settlement (see Note 5).

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

NOTE 12 – SUBSEQUENT EVENTS

Subsequent to November 30, 2023, the Company issued 766,668 shares of common stock in exchange for cash proceeds of approximately $253.

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

In Fiscal 2020 stockholders of the Company successfully removed Ronald Buschur, William Anderson and Si Ryong Yu from the Company’s Board of Directors and elected Ms. Cipora Lavut, Mr. David Mann and Dr. Robert Lempert as directors of the Company in their stead. See Item 3, Legal Proceedings for more information. Also, in Fiscal 2020, Melvin Gagerman –– Aura’s CEO and CFO since 2006 –– was replaced. In July 2019 Ms. Lavut succeeded Mr. Gagerman as President and Mr. Mann succeeded Mr. Gagerman as CFO. Dr. Lempert was appointed as Secretary of the Company by the Board of Directors also in July 2019. In the second half of Fiscal 2020, the Company began significantly increasing its engineering, manufacturing and marketing activities. From July 8, 2019 through the end of Fiscal year 2022 (February 28, 2022), we shipped more than 140 units to customers (more than a ten-fold increase over Fiscal 2019). Although our operations were impacted in Fiscal 2022 and Fiscal 2021 by the COVID-19 pandemic, during these periods we continued to expand our engineering and manufacturing capabilities. See “Item 1. Business. Impact of the COVID-19 Pandemic” included in our Annual Report on Form 10-K for fiscal 2022 for information regarding the impact of COVID-19 on our operations. Our engineering, research and development costs for the nine months ended November 30, 2023, and the nine months ended November 30, 2022 were approximately $228 and $411, respectively. During the three months ended May 31, 2021, we relocated all administrative offices and operations to a new state-of-the-art facility consisting of approximately 18,000 square feet in Lake Forest, California. This new facility is wholly occupied by Aura.

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

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial conditions and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements requires management to make estimates and disclosures on the date of the financial statements. In preparing our financial statements, we have made our best estimates and judgments of certain amounts included in the financial statements. We use authoritative pronouncements, historical experience and other assumptions as the basis for making judgments. For these key estimates and assumptions, we made appropriate accounting estimates based on the facts and circumstances available as of the reporting date. To the extent that there are significant differences between these estimates and actual results, our financial statements may be materially affected. Significant estimates include assumptions made for inventory reserve, impairment testing of long-lived assets, the valuation allowance for deferred tax assets, assumptions used in valuing derivative liabilities, assumptions used in valuing share-based compensation, and accruals for potential liabilities. Amounts could materially change in the future. Actual results could differ from those estimates. There were no changes to our critical accounting policies described in the financial statements included in our Annual Report on Form 10-K for the fiscal year ended February 28, 2023, that impacted our condensed financial statements and related notes included herein.

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

Inflation

Higher inflation, the actions by the Federal Reserve Bank to address inflation, most notably continuing increases in interest rates, and rising energy prices create uncertainty about the future economic environment. The Company expects that the impact of these issues will continue to evolve. The Company believes these factors impacted the Company’s business in 2023 and the first nine months of 2024 and will continue to impact the Company’s business in 2024 and 2025. The implications of higher government deficits and debt, tighter monetary policy, and higher long-term interest rates may drive a higher cost of capital for the business and an increase in the Company’s operating expenses.

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

Results of Operations

Three months ended November 30, 2023 compared to three months ended November 30, 2022

Net revenue was $47 for the three-months ended November 30, 2023 compared to $54 for the three-months ended November 30, 2022. Revenues continue to be negatively impacted due to a generally low level of resources on our legacy products as well as our shift to the development and production of the prototype for our new product line. We cannot project with confidence the timing or amount of revenue that we can expect until the prototype is completed which should be in Fiscal 2024.

Cost of goods sold was $98 in the three-months ended November 30, 2023 compared to $26 for the three-months ended November 30, 2022. This resulted in a gross loss of $52 compared to a gross profit of $28 for the three-months ended November 30, 2022. The gross loss and related gross margin loss for both the three-month periods were largely influenced by the low volume of shipments in this quarter which reduced our ability to fully absorb fixed operating costs. In addition, the gross margin loss in the three-months ended November 30, 2023 included an increase in the inventory reserve of $32.

Engineering, research and development expenses were $34 in the three-months ended November 30, 2023, compared to $229 for the three-months ended November 30, 2022. The decrease was due to decreased development by the engineering staff of the new prototype for our new product line as we get closer to completion.

Selling, general and administration (“SG&A”) expenses decreased by $113 or 19% to $494 in the three-month period ending November 30, 2023 compared to the three-months ended November 30, 2022. The decrease was principally attributed to lower legal costs of $142, and lower selling fees of $5 due to lower sales.

Interest expense increased $71 during the three-months ended November 30, 2023 compared to the three-months ended November 30, 2022 due principally to the settlement of the Kopple litigation which resulted in the conversion of the Kopple notes payable into a new note. The new note did not accrue interest until January 2023, so the three-months ended November 30, 2022 did not include any Kopple-based interest.

Nine months ended November 30, 2023 compared to nine months ended November 30, 2022

Net revenue was approximately $57 for the nine-months ended November 30, 2023 (“Fiscal Q3 2024”) compared to approximately $70 for the nine-months ended November 30, 2022 (“Fiscal Q3 2023”). Revenues continue to be negatively due to a generally low level of resources of our Legacy products as we concentrate on building our new product line. To increase revenues which were impacted by the economic effects of the pandemic, the Company needs to augment its marketing and sales efforts substantially towards our new product line to be released in early Fiscal 2025.

Cost of goods sold was approximately $194 in Fiscal Q3 2024 compared to approximately $56 in Fiscal Q3 2023. This resulted in a gross loss of approximately $137 or a gross margin loss of 239%, and approximately $15 gross profit and a gross margin gain of 21%, in Fiscal Q3 2024 and Fiscal Q3 2023, respectively. The gross loss and related gross margin loss for both the nine-month periods were largely influenced by the low volume of shipments in both quarters which reduced our ability to fully absorb fixed operating costs. In addition, the gross margin loss in Fiscal Q3 2024 included an increase in the inventory reserve of $32.

Engineering, research and development expenses were approximately $528 in Fiscal Q3 2024, compared to approximately $640 in the Fiscal Q3 2023, or a decrease of 18%. Fiscal Q2 2024 includes a higher engineering staff level and a concentrated effort to optimize the Company’s several new designs of its generators and motors. Fiscal Q3 2023 reflects the Company’s initial efforts to increase its development program, including costs for engineering several new designs, as well as increased testing of its new electronic control unit (“ECU”).

Selling, general and administration (“SG&A”) expenses decreased by approximately $684 or 34% to approximately $1,344 in the Fiscal Q3 2024 period from approximately $2,028 in the Fiscal Q3 2023 period. The decrease during Fiscal Q3 2024 was principally attributed to lower legal costs of $548 almost exclusively related to the settlement of the Kopple litigation in the Fiscal Q1 2023 period. Accounting fees were also down by $31. Selling costs were down by $94 due to lower sales.

Interest expense in Fiscal Q3 2024 increased approximately $681 or 139%, to approximately $1,171 from approximately $489 in the Fiscal Q3 2023 period due principally to the settlement of the Kopple litigation which resulted in the conversion of the Kopple notes payable into a new note. The new note did not accrue interest until January 2023, so FQ3 2023 included no Kopple-based interest. In Fiscal Q3 2024, $472 of interest was accrued on the unpaid balance of the restructured Kopple note, and in addition, the Company recorded $390 of extension and forbearance fees, which are being categorized as interest.

Other income in the Fiscal Q3 2024 period was approximately $9 which represents the favorable change in the fair value of the derivative warrant liability for the nine-months, measured as of November 30, 2023. Comparatively, the revaluation of the derivative warrant liability in Fiscal Q3 2023, measured as of November 30, 2022, resulted in a favorable change in the fair value of approximately $560 for the nine-month period.

Net loss for the nine-month period of Fiscal Q3 2024 increased by approximately $589, to a loss of approximately $3,171 from a net loss of approximately $2,582 in the nine-month period of Fiscal Q3 2023. This was attributed to (i) a significantly lower net gain related to derivative liability valuation of approximately $551 and (ii) higher interest expense of approximately $681, which were partially offset by (i) a decreased operating loss of $644 principally attributable to the lower legal expenses related to the Kopple settlement.

Liquidity and Capital Resources

Going Concern

During the nine-month period ended November 30, 2023, the Company reported a net loss of $3,171 and used cash in operating activities of approximately $2,178. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s February 28, 2023, financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

At November 30, 2023, we had cash of approximately $45, compared to cash of approximately $15 at February 28, 2023. Subsequent to November 30, 2023, the Company issued 766,668 shares of common stock in exchange for cash proceeds of approximately $253. Working capital deficit at November 30, 2023 was a $14,600 deficit as compared to an $13,700 deficit at February 28, 2023. At November 30, 2023 and February 28, 2023, we had no accounts receivable.

Prior to Fiscal 2020, in order to maintain liquidity, we relied upon external sources of financing, principally equity financing and private indebtedness. We have no bank line of credit and will require additional debt or equity financing to fund ongoing operations. Based on a cash flow analysis performed by management, we estimate that we will need an additional $6,000 to maintain existing operations for Fiscal 2025 and increase the volume of shipments to customers. We cannot assure the reader that additional financing will be available nor that the commercial targets will be met in the amounts required to keep the business operating. The issuance of additional shares of equity in connection with such financing could dilute the interests of our existing stockholders, and such dilution could be substantial. If we cannot raise the needed funds, we will also be forced to make further substantial reductions in our operating expenses, which could adversely affect our ability to implement our current business plan and ultimately our viability as a company.

Between July 2017 and March 2022, the Company was engaged in litigation with a former director, Robert Kopple, relating to more than $13,000 and the current equivalent of the approximately 23 million warrants, exercisable for seven years at a price of $0.10 per share, which Mr. Kopple and his affiliated entities (collectively the “Kopple”) claimed should have been originally issued to them pursuant to various agreements with the Company entered to between 2013-2016. In March 2022, the Company reached a settlement (the “Binding Term Sheet”) with Kopple that resolves all claims asserted against the Company without any admission, concession or finding of any fault, liability or wrongdoing on the part of the Company. Under the terms of the settlement, we have agreed to pay an aggregate amount of $10,000 over a period of seven years; $3,000 of which was originally to be paid in June 2022, and subsequently extended to August 1, 2023. Beginning in January 2023, interest began to accrue on the unpaid balance at a rate of 6%, compounded annually. All amounts, including all accrued interest and deferred forbearance fees, are to be paid no later than eight years from the date of the initial payment. As of the date of this report, the Company has not yet paid the full $3,000 installment due to Kopple; having only made a partial payment of $150 in June 2022. The Company and Koppel have agreed in principle to another extension of the deadlines for payments owed by Aura to Plaintiffs and intend to memorialize such an agreement in writing on or before January 31, 2024. Such further amendment will also indicate that by such extension the Company is not in default on the Binding Term Sheet (See Part I, Note 5 to the Financial Statements).

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

Changes in Internal Control over Financial Reporting

There have been no other changes in our internal control over financial reporting during our fiscal quarter ended November 30, 2023, not previously identified in our Annual Report on Form 10-K, for the fiscal year ended February 28, 2023 and issued on May 26, 2023 which have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

In 2017, the Company’s former COO was awarded approximately $238 in accrued salary and related charges by the California labor board. In August 2021, the Company reached a settlement by which the Company agreed to pay approximately $330, representing the principal award plus accrued interest. As of the time of this filing, the Company has paid approximately $317 toward the settlement amount. The remaining balance of approximately $13 is to be paid no later than February 28, 2024 and accrues interest of 10% per annum until paid.

Between July 2017 and March 2022, the Company was engaged in litigation with a former director, Robert Kopple, relating to more than $13,000 and the current equivalent of the approximately 23 million warrants, exercisable for seven years at a price of $0.10 per share, which Mr. Kopple and his affiliated entities (collectively the “Kopple Parties”) claimed should have been originally issued to them pursuant to various agreements with the Company entered to between 2013-2016. In March 2022, the Company reached a settlement with the Kopple Parties that resolved all claims asserted against the Company without any admission, concession or finding of any fault, liability or wrongdoing on the part of the Company. Under the terms of the settlement, the Company agreed to pay an aggregate amount of $10,000 over a period of seven years, including $3,000 initial payment to be paid in June 2022. $150 was paid in June 2022, and the balance of the initial payment of $2,850 was extended to August 1, 2023, In exchange for the extension, the Company was required to pay $195 in extension and forbearance fees in cash and $530 in accrued forbearance fees. Beginning in January 2023, interest accrues on the unpaid balance at a rate of 6%, compounded annually. All amounts, including all accrued interest and deferred fees, are to be paid no later than eight years from the date of the initial payment. The Kopple Parties have also received seven-year warrants to purchase up to an aggregate of 3,331,664 shares of our common stock at a price of $0.85 per share. The settlement also provides for standard mutual general release provisions and includes customary representations, warranties, and covenants, including certain increases in the amount payable to the Kopple Parties and the right of such parties to enter judgment against the Company if the Company remains in uncured default in its payment obligations under the settlement. As of the date of this report, the Company has not yet paid the full $3,000 installment due to Kopple, having made an initial payment of $150 in June 2022. The Company and Koppel have agreed in principle to another extension of the deadlines for payments owed by Aura to Plaintiffs and intend to memorialize such an agreement in writing on or before January 31, 2024. Such further amendment will also indicate that by such extension Aura is not in default on the Binding Term Sheet (See Part I, Note 5 to the Financial Statements).On March 26, 2019, various stockholders of the Company controlling a combined total of more than 27.5 million shares delivered a signed written consent to the Company removing Ronald Buschur as a member of the Company’s Board and electing Cipora Lavut as a director of the Company.  On March 27, 2019, those same stockholders delivered a further signed written consent to the Company removing William Anderson and Si Ryong Yu as members of the Company’s Board and electing Robert Lempert and David Mann as directors of the Company. These written consents represented a majority of the outstanding shares of the Company’s common stock as of March 26, 2019, and March 27, 2019, respectively. Because of Aura’s refusal to recognize the legal effectiveness of the consents, on April 8, 2019, the stockholders filed suit in the Court of Chancery of the State of Delaware pursuant to Section 225 of the Delaware General Corporations Law, seeking an order confirming the validity of the consents and declaring that Aura’s Board consists of Ms. Lavut, Mr. Mann, Dr. Lempert, Mr. Douglas and Mr. Diaz-Versón, Jr. On July 8, 2019 the Court of Chancery entered final judgment in favor of the stockholder plaintiffs, confirming that (a) Ronald Buschur, Si Ryong Yu and William Anderson had been validly removed by the holders of a majority of the Company’s outstanding stock acting by written consent (b) Ms. Lavut, Mr. Mann and Dr. Lempert had been validly elected by the holders of a majority of the Company’s outstanding stock acting by written consent, and (c) the Company’s Board of Directors validly consists of Cipora Lavut, David Mann, Robert Lempert, Gary Douglas and Salvador Diaz-Versón, Jr. As a result of prior management’s unsuccessful opposition to this stockholders’ action filed in the Court of Chancery, such stockholders may be potentially entitled to recoup their litigation costs from the Company under Delaware’s corporate benefit doctrine and/or other legal provisions. To date, no final determination has been made as to the amount of recoupment, if any, to which such stockholders may be entitled.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine-months ended November 30, 2023, we issued 6,593,940 shares of common stock for cash proceeds of approximately $2,175. The proceeds from the sale were used for general working capital purposes.

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

Date: January 16, 2024	AURA SYSTEMS, INC.
(Registrant)

	By:	/s/ Cipora Lavut
Cipora Lavut
President