Form 10-K
period 2024-02-29
AURA SYSTEMS INC
filed 2024-06-04
CIK 826253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 29, 2024

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

On August 31, 2023, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $19,201,000. The aggregate market value has been computed by reference to the last sale price of the stock as quoted on the Pink Sheets quotation system on August 31, 2023. For the purposes of this calculation, voting stock held by officers, directors, and affiliates has been excluded.

On June 4, 2024, the Registrant had 109,047,248 shares of common stock outstanding.

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

References in this Report to “we”, “us”, “the Company,” “Aura” or “Aura Systems” means Aura Systems, Inc. As used herein, reference to “Fiscal 2024” refers to the fiscal year ending February 29, 2024, “Fiscal 2023” refers to the fiscal year ending February 28, 2023, “Fiscal 2022” refers to the fiscal year ending February 28, 2022, “Fiscal 2021” refers to the fiscal year ending February 28, 2021, reference to “Fiscal 2020” refers to the fiscal year ended February 29, 2020, reference to “Fiscal 2019” refers to the fiscal year ended February 28, 2019, reference to “Fiscal 2018” refers to the fiscal year ended February 28, 2018, reference to “Fiscal 2017” refers to the Fiscal year ended February 28, 2017, reference to “Fiscal 2016” refers to the fiscal year ended February 29, 2016, and reference to “Fiscal 2015” refers to the fiscal year ended February 28, 2015.

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

[1]	Markets & Markets Electric Motor Market Published Date: November 2020 | Report Code: EP 3882
[2]	Precedence Research October 6, 2021
[3]	Will rare earth be eliminated in EV motor-Dr. James Edmondson November 2, 2020
[4]	Emerging Electric Motor Technologies for the EV Market September 28, 2021, Luke Gear

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

Aura’s Axial Flux induction (“AAFIM”) Competitive Edge

○	Performance- AAFIM provides the highest power density across all other known motor technologies with energy density of more than 50 kW/liter for machines in the 250-kW range. In addition, Aura’s solution provides efficiencies that are higher than any other solutions for commercial and industrial applications. For 250 kW EV applications Aura’s designs show efficiency of more than 96%. AAFIM solution also has significantly lower rotor inertia than other solutions. This increases the machine efficiency even further since it requires less input torque to move the rotor.

○	Size and weight-Aura’s solution is significantly smaller in volume and has lower weight than any known solution for equivalent power rated machines (even includes PM machines). When compared to traditional radial flux (“RF”) induction machines, AAFIM has less than 40 % of the weight and more than 40% reduction in volume. The AAFIM pancake design creates a solution that can be integrated with vehicles and boats for seamless exportable power.

○	Cost-AAFIM provides a significant cost advantage over equivalent induction and PM machines. The cost advantage comes from (a) the higher energy density which means less materials and (b) in the case of PM machines significant cost advantage for equivalent machines by just elimination of the permanent magnets. When compared to radial flux induction, Aura’s solution uses approximately 60% less copper. Due to the fractional materials used and the simple manufacturing processes Aura’s high-performance machines are less expensive to manufacture than other equivalent machines.

○	Other Advantages-Aura’s solution is extremely reliable with the only components to wear out are the bearings. AAFIM do not require any scheduled maintenance and the only materials used are copper and steel for the active components and aluminum for the housing. These materials are readily available everywhere and are not controlled by any country or political group. In addition to the performance, Aura’s rotor lends itself to mass manufacturing. Many of Aura’s axial flux induction machines have been operating for twenty years and have shown remarkable reliability.

[5]	Emerging Electric Motor Technologies for the EV Market September 28, 2021 Luke Gear Electric motors

After a lengthy development period, the Company first began commercializing the AuraGen® in late 1999 and early 2000. In 2001, the first commercial AuraGen® product was a 4-pole machine which, when combined with our proprietary and patented Electronic Control Unit (“ECU”), generated 5 kW of exportable 120/240 VAC power. We subsequently added a 6-pole configuration and introduced our patented bi-directional power supply that provided for 8.5 kW watts of exportable power with the capability of providing both alternating (“AC”) and direct (“DC”) power simultaneously. In Fiscal 2008, the Company introduced an AuraGen® system that generated up to 17 kW of continuous power by combining two 8.5 kW systems on a single shaft. Starting in July 2019, we began to redesign and upgrade the ECU and develop new axial flux generator configurations. As a result of such efforts, our redesigned ECU allows us to replace the old 5 kW solution with a 6.5 kW solution using the same 4-pole generator as well as to upgrade the output of the 6-pole machine from 8.5 kW to 12 kW.

Our more recent efforts have resulted in our new 10 kW mobile power generator that which is approximately 20% smaller in diameter and 10% smaller in axial length than the legacy 8.5 kW solution and we have completed the design and are now in the process of fabrication of a 250-kW axial flux motor which has approximately the same dimensions as our legacy 8.5 kW mobile power solution. This new 250 kW motor has a base speed of 5,000 rpm and an operating range of up to 20,000 rpm.

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

Impact of the COVID-19 Pandemic

As a result of the COVID-19 pandemic, we have experienced varying degrees of business disruptions and periods of closure of our corporate facilities as have our customers, suppliers, and vendors, resulting in significant adverse impacts to our operating results. Resurgences in certain parts of the world resulted in further business disruptions periodically throughout Fiscal 2023, Fiscal 2022 and Fiscal 2021. Such disruptions have continued into Fiscal 2024, impacting our business.

Business Arrangements.

During Fiscal 2018 and Fiscal 2019, the Company’s engineering, manufacturing, sales, and marketing activities were reduced while we focused on renegotiating numerous financial obligations. During this time, the Company’s agreements with numerous customers, third party vendors, and organizations and entities material to the operation of the Company business were canceled, delayed or terminated. During Fiscal 2018, the Company successfully restructured in excess of $30 million of debt. Also, during Fiscal 2018, the Company signed a joint venture agreement with a Chinese company to build, service and distribute AuraGen® mobile power products in China. Under the Jiangsu Shengfeng joint venture agreement, the Chinese partner owns 51% of the joint venture and the Company owns 49%. The Chinese partner contributed a total of approximately $9.75 million to the venture principally in the form of facilities, equipment, and approximately $500 of working capital while the Company contributed $250 in cash as well as a limited license. The limited license sold to the joint venture, however, does not permit the venture to manufacture the AuraGen® rotor; rather, the joint venture is required to purchase all rotor subassemblies as well as certain software elements directly from the Company. During Fiscal 2018, Jiangsu Shengfeng placed a $1,000 order with the Company including a $700 advance payment of which the Company has failed to deliver product in accordance with the order received. On November 20, 2019, the Company reached a preliminary agreement with Jiangsu Shengfeng regarding the return of $700 previously advanced to the Company. The preliminary agreement reached consists of a non-interest-bearing promissory note and a payment plan pursuant to which the $700 was to be paid over an 11-month period beginning March 15, 2020, through February 15, 2021. The preliminary agreement was subject to the JV continuous operation. However, starting in January 2020 the JV was shut down by the Chinese authority due to the COVID-19 virus. In 2023, the JV was dissolved and liquidated.

As of February 29, 2024, the unpaid balance of $700 was reported as part of notes payables – related party in the accompanying financial statements. During Fiscal 2020, the Company recorded an impairment expense of $250 to fully write-off the Jiangsu Shengfeng investment due to the uncertainty of the operation. In 2023 the JV was dissolved and liquidated.

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

Recent Developments.

As a result of the COVID-19 pandemic, we have experienced varying degrees of business disruptions and periods of closure of our corporate facilities as have our customers, suppliers, and vendors, resulting in significant adverse impacts to our operating results. Resurgences in certain parts of the world resulted in further business disruptions periodically throughout Fiscal 2023, Fiscal 2022 and Fiscal 2021. Such disruptions have continued into Fiscal 2024, impacting our business.

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

In addition, numerous leisure users are increasingly demanding mobile power for use of air-conditioning, appliances and other amenities.

[15]	China Maintains Dominance in Rare Earth Production-National defense 9/8/21 by Stew Magnuson
[16]	Supercomputers Predict rare earth Market Vulnerability-National defense 9/9/21 by Stew Magnuson
[17]	Not so “green” technology: the complicated legacy of rare earth mining 12. Aug. 2021 Harvard International Review

Beside stand-alone gensets (often referred to “auxiliary power units” or simply “APU” s), all automotive users rely on integrated alternators in their vehicles for such things as navigation systems, electric seating, electric windows, sound/ phone systems and lights. In 2019 alone, 87.9 million passenger vehicles were sold globally18 (each one used an alternator). The market for automotive alternators is presently dominated mainly by four companies: Denso, Valeo, Mitsubishi Electric, and Hitachi Automotive. These companies jointly control nearly 80% of the global market. The compact size and significant increase in efficiency of the AuraGen® provides an ideal replacement (fit and form) for high output automotive alternators while offering higher efficiency, longer lifetime and the flexibility of multi types of voltage both AC and DC. Recently, the Company completed the design and development for a 10-kW alternator with a diameter of 10 inches and axial length of less than 6 inches. The new 10 kW alternator will provide the full 10 kW power at alternator speeds of 2,500-13,000 rpm with efficiency higher than 90%.

The AuraGen® solution increase in efficiency over traditional generators, when combined with our load following architecture and the ability to provide both AC and VDC simultaneously.

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

The global drive for electrification is in search of better, more effective electric motors. The recent realization by many potential users of such motors that permanent magnet motors are depending on NeFeB rare earth magnets from China has created a need for alternative to the PM motors. Our axial flux induction machine is a solution that does not use any magnets and has the required performance characteristic as well as fit and form for numerous applications.

Electric motors

Electric motors for industrial applications. We have completed the design of 4 kW and 10 kW machines. The designs show significantly increased efficiency as compared to equivalent other designs, and in addition they are a fraction of the size and weight, use approximately 50-60% less copper and cost less to manufacture.

Electric motors for high end electric cars. We are exploring the use of our axial flux induction machine to be integrated into high end electric cars. This application would require approximately 250-300-kW machine that will use 800VDC buss system and will operate at up to 20,000 RPM. We now have a completed design for an axial flux induction (no PM) design with energy density of more than 50 kW per liter (the best other known design is approximately 40 kW/liter using rare earth permanent magnets) and efficiency of more than 95%. Our design has an active diameter of approximately 9.45 inches and active axial length of approximately 4.92 inches.

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

[19]	John Keller July 10, 2014, Military and Aerospace Electronics
[20]	Motor Intelligence. Automotive alternator market growth trends forecast 2021-2026

Facilities, Manufacturing Process and Suppliers

During Fiscal 2024 and Fiscal 2023, the Company occupied approximately 18,000 square feet of space in Lake Forest, California. In early Fiscal 2022 the Company consolidated all its administrative offices and operations into this new modern stand-alone facility. The Lake Forest facility is subject to a lease agreement with a 66-month lease period effective from February 2021, through August 31, 2026. The monthly base lease rate for the Lake Forest Facility is currently $24,239 per month with a 3% annual escalation. We expect to expand operations next year that will require additional space.

As the Company continues to expand operations, we will need to renew relationships and contracts with our suppliers or locate suitable new suppliers for subassemblies and other components.

Research and Development

We believe that ongoing research and development is important to the success of our product in order to utilize the most recent technology, develop additional products and additional uses for existing products, stay current with changes in vehicle manufacture and design and to maintain an advantage over potential competition. Our engineering, research and development costs for Fiscal 2024 was approximately $0.8 million compared to approximately $0.9 million in Fiscal 2023. In Fiscal 2024 we have completed the design for (i) 4 kW motor for water pump applications, (ii) a new optimized 10 kW mobile power solution smaller and higher efficiency of the older design, and (iii) a 250-kW motor solution for EV applications. In addition, during fiscal 2024 we made significant engineering progress in the design of novel innovative active cooling solutions for very high energy density motors and generators. We expect to finalize this innovation during the second quarter of 2024.

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

Using newly developed alloys help to decrease losses, increase efficiency, magnify torque, and power density. The alloy steel used in the stator cores, alloy casting used for rotor and alloy aluminum used for enclosure have essential influences on the machine performance.

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

Employees

As of the date of this filing, the Company has a total of eleven (11) full-time employees in research and development, sales, operations and administration. Additionally, the Company engages independent contractors, on an as-needed basis, to support various areas of the business. During Fiscal 2024 and Fiscal 2023 we engaged two independent contractors to support engineering developments.

Significant Customers

In Fiscal 2024, one significant customer, CBOL, accounted for 55% of revenues. In Fiscal 2023, one significant customer, CBOL, accounted for 55% of revenues, however no customer is considered significant.

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

Going Concern

The Company’s financial statements have been prepared under the assumption that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, during the year ended February 29, 2024, the Company incurred a net loss of $4.2 million, used cash in operations of $3 million, and at February 29, 2024, had a stockholders’ deficit of $21.5 million. In addition, at February 29, 2024, notes payable and related accrued interest with an aggregate balance of $6.7 million have reached maturity and are past due. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in their report on the Company’s February 29, 2024, audited financial statements, raised substantial doubt about the Company’s ability to continue as a going concern.

Our ability to continue as a going concern is dependent upon our ability to increase revenues, obtain additional financing, drive further operating efficiencies, reduce expenditures, and ultimately, create profitable operations. In the event that the Company does not generate sufficient cash flows from operations and is unable to obtain funding, the Company will be forced to delay, reduce, or eliminate some or all of its discretionary spending, which could adversely affect the Company’s business prospects, ability to meet long-term liquidity needs or ability to continue operations. The Company does not have any sufficient committed sources of capital and does not know whether additional financing will be available when needed on terms that are acceptable, if at all. This going concern statement from our independent public accounting firm may discourage some investors from purchasing our stock or providing alternative capital financing. The failure to satisfy our capital requirements will adversely affect our business, financial condition, results of operations and prospects.

The effects of a pandemic or widespread outbreak of an illness, such as the COVID-19 pandemic, has had and could continue to have a material adverse impact on our business, results of operations and financial condition.

While the impact of the COVID-19 pandemic on our business has largely abated, uncertainties continue from the ongoing effects of the pandemic and an economic slowdown. The effects of government agency actions and the Company’s policies and those of third parties to combat future pandemics may negatively impact productivity and the Company’s ability to market and sell its products, cause disruptions to its supply chain anon d impair its ability to execute its business development strategy. These and other disruptions in the Company’s operations and the global economy could negatively impact the Company’s business, operating results and financial condition.

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

We will need additional capital in the future to meet our obligations and financing may not be available. During Fiscal 2024 and Fiscal 2023, the Company increased its engineering and manufacturing activities, but it still struggled with meeting its financial requirements. If we cannot obtain additional capital, we will not be able to continue our operations.

As a result of our operating losses, we have largely financed our operations through sales of our equity securities. Beginning with Fiscal 2017, the Company significantly reduced its engineering, manufacturing, sales, and marketing activities to focus on renegotiating numerous financial obligations and conserving cash. For Fiscal 2024 and Fiscal 2023, we had approximately $3 million negative and $3.1 million negative cash flows from operations, respectively, due primarily to the impact of the COVID-19 pandemic. The Company’s engineering and manufacturing activities remained limited due to our inability to increase sales and raise significant amounts of new financing. Our ability to continue as a going concern is directly dependent upon our ability to obtain additional operating capital and generating sufficient operating cash flow. The impacts of the COVID-19 pandemic, increased interest rates and inflation have caused significant uncertainty and volatility in the credit markets and there can be no assurance that lenders or investors will make additional commitments to provide financing to us under current circumstances. As a result of the impacts of the COVID-19 pandemic, we may be required to raise additional capital and our access to and cost of financing will depend on, among other things, global economic conditions, conditions in the global financing markets, the availability of sufficient amounts of financing, and our prospects. If we are unable to obtain additional funding as and when we need it, we will not be able to recommence operations or undertake our planned expansion.

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

We currently have, and will likely continue to have, a substantial amount of indebtedness and obligations to pay interest from various financing and settlement arrangements. Our indebtedness and interest obligations could, among other things, make it more difficult for us to satisfy our debt obligations, require us to use a large portion of our cash flow from operations to repay and service our debt or otherwise create liquidity problems, limit our flexibility to adjust to market conditions, and place us at a competitive disadvantage. As of February 29, 2024, we had total notes payable debt outstanding plus accrued interest of approximately $19.3 million, of which $11.9 million was short term. As of February 29, 2024, notes payable with an aggregate balance of $5.3 million and accrued interest of $1.4 million are past due,

In March 2022, the Company reached a settlement that resolved the various claims asserted against us by former director, Robert Kopple, and his affiliated entities. In July 2017, Mr. Kopple and his affiliates brought suit against the Company relating to more than $13 million and the current equivalent of more than approximately 23 million warrants, exercisable for seven years at a price of $0.10 per share, which Mr. Kopple and his affiliated entities (collectively the “Kopple Parties”) claimed to be owed to them pursuant to various agreements with the Company entered into between 2013-2016. Under the terms of the settlement, the Company agreed to pay an aggregate amount of $10 million over a period of seven years, including $3 million initial payment in June 2022. $150,000 was paid in June 2022, and the balance of the initial payment of $2.85 million was extended to May 29, 2023. In exchange for the extension, the Company paid extension and forbearance fees of $165,000 in cash and accrued deferred forbearance fees of $430,000. Beginning January 2023, interest accrues on the unpaid balance at a rate of 6%, compounded annually. All amounts, including all accrued interest and deferred fees, are to be paid no later than eight years from the date of the initial payment. The Kopple Parties have also received seven-year warrants to purchase up to an aggregate of approximately 3.3 million shares of our common stock at a price of $0.85 per share. The settlement also provides for standard mutual general release provisions and includes customary representations, warranties, and covenants, including certain increases in the amount payable to the Kopple Parties and the right of such parties to enter judgment against the Company if the Company remains in uncured default in its payment obligations under the settlement. See Item 3. “Legal Proceedings”, “Liquidity and Capital Resources” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and Footnote 9 “Notes Payable-Related Parties” in the Notes to Financial Statements included elsewhere in this Annual Report on Form 10-K for additional information regarding the transactions.

During the year ended February 29, 2024, the note was amended multiple times to extend the payment dates of the balance of the initial payment of $2,850, originally due in June 2022, and the first installment payment of $1,000, originally due in June 2023 (collectively, the “past due principal”). As a result of these amendments, the Company incurred additional extension and forbearance fees totaling $450 and adjustment to principal balance of $23 that was recorded as part of interest expense. As of February 29, 2024, outstanding principal balance amounted to $10,938, including the $3,850 past due principal (see below).

In March 2024, the Company and Kopple again amended the note payable. The amendment (i) replaced the requirement to pay the $3,850 past due principal balance with the requirement to pay $2,000 due December 15, 2024, effectively extending the payment of $1,850 to future periods; (ii) increased the stated interest rate to 10%; (iii) added a fee of $15 monthly until the Company makes a principal payment of $2 million by December 2024; (iv) effective August 30, 2024, the Company will grant Kopple a conversion right that gives Kopple the option to be able to convert the note payable into equity of the Company at a conversion price of the lower of $1.00 per share or 50% of the 10 day volume weighted average price of the Company’s common stock; (v) during Fiscal 2025, will require the Company to pay 20% of all collected revenues within 10 days of the end of each fiscal quarter; (vi) will require the Company to pay Kopple 20% of any amount raised in new capital in the form of equity, debt or convertible debt above $3.5 million; (vii) reduces the exercise price of the warrants granted to Kopple in March 2022 from $0.85 per share to $0.50 per share; and (vii) extends the warrant expiration date from March 8, 2029, to March 31, 2031.  The Company will account for this amendment in the first quarter ended March 31, 2024, for fiscal year 2025.

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

We currently do not have the capability to manufacture most of the AuraGen® components on a commercial scale. Therefore, we rely extensively on contracts with third party manufacturers for such components. The use of third-party manufacturers increases the risk of delay of shipments to our customers and increases the risk of higher costs if our manufacturers are not available when required. Our suppliers and manufacturers may not supply us with a sufficient number of components or components of adequate quality, which would delay production of our product. We do not currently have written agreements with any suppliers. Furthermore, those suppliers who make certain components may not be easily replaced. Any of these disruptions in the supply of components could have a material adverse effect on our business or results of operations. Furthermore, we are monitoring the impact of the COVID-19 pandemic on the operations of the Company, particularly with respect to possible delays and other disruptions to the supply chain.

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

As described in ITEM 9A, Controls and Procedures contained herein in this Annual Report, management has concluded that as of February 29, 2024, its internal controls over financial reporting were effective. While the Company believes it has addressed and remediated material weaknesses identified in 2022, there can be no guarantee that other weaknesses in its financial reporting controls will not be identified in the future. Presently, the Company does not have the financial resources to fully comply with all the requirements of Section 404. If, in the future, we identify one or more material weaknesses in our internal controls over financial reporting during this continuous evaluation process, our management may not be able to assert that such internal controls are effective. Therefore, if we are unable to assert that our internal controls over financial reporting are effective in the future, or if our auditors are unable to attest that our internal controls are effective or they are unable to express an opinion on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our business and the market price of our Common Stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 1C. CYBERSECURITY.

Risk Management and Strategy

The Company's policies and practices are based on frameworks and standards that address risks through a comprehensive, cross-functional approach that assess, identify, monitor, and mitigate material risks from cybersecurity threats as part of the overall enterprise risk management ("ERM") process. This includes the collection and storage of data, and being responsive to incidents as they occur. Further, the Company's processes and technology are utilized to develop, implement, and maintain appropriate measures to safeguard information systems in protecting the integrity, availability, and confidentiality of data. Additionally, the Company engages certain third parties to assist in network monitoring and control testing, among other functions of similar capacity.

The Company's cybersecurity program focuses on the following areas:

●	Technological safeguards that are designed to protect the Company's information systems from cybersecurity threats, including the prevention and detection of systems, access controls, and firewalls, which the Company assesses the vulnerability and cybersecurity threat and makes necessary improvements.

●	Utilization of third parties as part of the Company's risk-based approach in identifying and overseeing cybersecurity risks.

●	The Company maintains an incident plan that addresses the Company’s response to a cybersecurity event, which is periodically reviewed and updated.

While the Company is working to adopt the National Institute of Standards and Technology ("NIST") cybersecurity framework, the Company's on-going investment in information systems and utilization of external 3rd parties represents the best means for extensively testing both the design and operational effectiveness of cybersecurity controls, and to ensure continuity and functionality of the Company's operating systems.

As of the date of this report, the Company has not experienced any material cybersecurity events. However, the presence of new or more advanced forms of cybersecurity threats could have a material and adverse impact on the business, results of operations, and financial position. For further discussion relating to this topic, see Item 1A. Risk Factors "The Company's information technology systems may be negatively affected by cybersecurity threats."

Governance

The Audit Committee of the Board of Director's has the responsibility of overseeing the Company's cybersecurity risks. The Chief Financial Officer provides periodic updates to the Board of Director's regarding actions taken to mitigate the Company's exposure and protection to cybersecurity risks. Management routinely evaluates the Company's security processes, procedures, and systems to determine if enhancements are needed to reduce the possibility of a future cybersecurity event. This includes safeguards implemented by the Company, such as a multi-factor authentication process for remote access to systems; restricted firewall settings; network monitoring, email phishing tests, and enhancing the Company's backup recovery strategy, among others.

The IT Director is responsible for assessing, monitoring, and managing the Company's cybersecurity risks.

The IT Director, along with members of management, inform the Audit Committee on cybersecurity risks by providing periodic updates regarding (i) Status of ongoing cybersecurity initiatives and strategies, (ii) The overall state of the Company's security program and potential exposure to risks, and (iii) Incident reports and learning from any cybersecurity events. Further, the IT Director maintains an open dialog regarding any significant developments in cybersecurity risks, ensuring the Audit Committee's oversight is proactive and responsive.

In addition to periodic updates to the Audit Committee, the IT Director, in his capacity, regularly informs the Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO") regarding matters related to cybersecurity risks and incidents. This ensures the highest level of management are informed of potential risks associated with cybersecurity that could have a material and adverse effect on the Company.

ITEM 2. PROPERTIES

Effective February 28, 2021, the Company vacated its previous Stanton California facility and other temporary storage facilities and consolidated its administrative offices and operations, including warehousing space, within an approximately 18,000 square feet facility in Lake Forest, California under a rental agreement that commenced on February 15, 2021, and covers a 66-month rental period effective from February 2021 through August 31, 2026.

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

In 2017, the Company’s former COO was awarded approximately $238 in accrued salary and related charges by the California labor board. In August 2021, the Company reached a settlement by which the Company agreed to pay approximately $330, representing the principal award plus accrued interest. As of the time of this filing, the Company has paid the full $330 toward the settlement amount.

Between July 2017 and March 2022, the Company was engaged in litigation with a former director, Robert Kopple, relating to more than $13 million and the current equivalent of the approximately 23 million warrants, exercisable for seven years at a price of $0.10 per share, which Mr. Kopple and his affiliated entities (collectively the “Kopple Parties”) claimed should have been originally issued to them pursuant to various agreements with the Company entered to between 2013-2016. In March 2022, the Company reached a settlement with the Kopple Parties that resolved all claims asserted against the Company without any admission, concession or finding of any fault, liability or wrongdoing on the part of the Company. Under the terms of the settlement, the Company agreed to pay an aggregate amount of $10 million over a period of seven years, including $3 million initial payment to be paid in June 2022. $150 was paid in June 2022, and the balance of the initial payment of $2.85 million was extended to May 29, 2023, In exchange for the extension, the Company was required to pay $165 in extension and forbearance fees in cash and $430 in accrued forbearance fees. Beginning in January 2023, interest accrues on the unpaid balance at a rate of 6%, compounded annually. All amounts, including all accrued interest and deferred fees, are to be paid no later than eight years from the date of the initial payment. The Kopple Parties have also received seven-year warrants to purchase up to an aggregate of approximately 3.3 million shares of our common stock at a price of $0.85 per share. The settlement also provides for standard mutual general release provisions and includes customary representations, warranties, and covenants, including certain increases in the amount payable to the Kopple Parties and the right of such parties to enter judgment against the Company if the Company remains in uncured default in its payment obligations under the settlement.

During the year ended February 29, 2024, the note was amended multiple times to extend the payment dates of the balance of the initial payment of $2,850, originally due in June 2022, and the first installment payment of $1,000, originally due in June 2023 (collectively, the “past due principal”). As a result of these amendments, the Company incurred additional extension and forbearance fees totaling $450 and adjustment to principal balance of $23 that was recorded as part of interest expense. As of February 29, 2024, outstanding principal balance amounted to $10,938, including the $3,850 past due principal (see below).

In March 2024, the Company and Kopple again amended the note payable. The amendment (i) replaced the requirement to pay the $3,850 past due principal balance with the requirement to pay $2,000 due December 15, 2024, effectively extending the payment of $1,850 to future periods; (ii) increased the stated interest rate to 10%; (iii) added a fee of $15 monthly until the Company makes a principal payment of $2 million by December 2024; (iv) effective August 30, 2024, the Company will grant Kopple a conversion right that gives Kopple the option to be able to convert the note payable into equity of the Company at a conversion price of the lower of $1.00 per share or 50% of the 10 day volume weighted average price of the Company’s common stock; (v) during Fiscal 2025, will require the Company to pay 20% of all collected revenues within 10 days of the end of each fiscal quarter; (vi) will require the Company to pay Kopple 20% of any amount raised in new capital in the form of equity, debt or convertible debt above $3.5 million; (vii) reduces the exercise price of the warrants granted to Kopple in March 2022 from $0.85 per share to $0.50 per share; and (vii) extends the warrant expiration date from March 8, 2029, to March 31, 2031.  The Company will account for this amendment in the first quarter ended March 31, 2024, for fiscal year 2025.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our shares are quoted on the Pink Sheets operated by OTC Markets, Inc. under the symbol “AUSI”. Set forth below are high and low bid prices for our common stock for each quarterly period in the two most recent Fiscal years. Such quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not necessarily represent actual transactions in the common stock. We had approximately 3,410 stockholders of record as of May 31, 2024.

Period	High	Low
Fiscal 2024
First Quarter ended May 31, 2023	$0.40	$0.11
Second Quarter ended August 31, 2023	$0.22	$0.13
Third Quarter ended November 30, 2023	$0.20	$0.15
Fourth Quarter ended February 29, 2024	$0.23	$0.14

Fiscal 2023
First Quarter ended May 31, 2022	$0.48	$0.24
Second Quarter ended August 31, 2022	$0.45	$0.20
Third Quarter ended November 30, 2022	$0.55	$0.17
Fourth Quarter ended February 28, 2023	$0.52	$0.19

On May 30, 2024, the reported closing sales price for our common stock was $0.4175.

Dividend Policy

We have not paid any dividends on our common stock, and we do not anticipate paying any dividends on our common stock in the foreseeable future.

Sales of Unregistered Securities

During the year ended February 29, 2024, we issued 9,943,302 shares of common stock, for a total of approximately $2,947,000.

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

Repurchases of Equity Securities

We did not repurchase any shares of our common stock during the fiscal years ended February 29, 2024, and February 28, 2023.

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

In Fiscal 2020 stockholders of the Company successfully removed Ronald Buschur, William Anderson and Si Ryong Yu from the Company’s Board of Directors and elected Ms. Cipora Lavut, Mr. David Mann and Dr. Robert Lempert as directors of the Company in their stead. See Item 3, Legal Proceedings for more information. Also, in Fiscal 2020, Melvin Gagerman –– Aura’s CEO and CFO since 2006 –– was replaced. In July 2019 Ms. Lavut succeeded Mr. Gagerman as President and Mr. Mann succeeded Mr. Gagerman as CFO. Dr. Lempert was appointed as Secretary of the Company by the Board of Directors also in July 2019. In the second half of Fiscal 2020, the company began significantly increasing its engineering, manufacturing and marketing activities. From July 8, 2019, the date of the change in management, through the end of Fiscal 2023, the Company shipped approximately 150 units to. Although our operations were impacted in Fiscal 2023, Fiscal 2022 and Fiscal 2021 by the COVID-19 pandemic, during these periods we continued to expand our engineering and manufacturing capabilities. See “Item 1. Business. Impact of the COVID-19 Pandemic” included elsewhere in this Annual Report on Form 10-K for information regarding the impact of COVID-19 on our operations. Our engineering, research and development costs for Fiscal 2024 and Fiscal 2023 were approximately $750 and $850, respectively.

During Fiscal 2018 and Fiscal 2019, the Company’s engineering, manufacturing, sales, and marketing activities were reduced while we focused on renegotiating numerous financial obligations. During this time, the Company’s agreements with numerous customers, third party vendors, and organizations and entities material to the operation of the Company business were canceled, delayed or terminated. During Fiscal 2018, the Company successfully restructured in excess of $30 million of debt. Robert Kopple, our former Vice Chairman of the Board, was the only significant unsecured note holder that did not executed formal agreements regarding the restructure of his debt. See “Item 3. Legal Proceedings” included elsewhere in this Annual Report on Form 10-K for information regarding the dispute with Mr. Kopple regarding these transactions. In March 2022, the Company reached a settlement that resolves the various claims asserted against us by Mr. Kopple and his affiliated entities. In July 2017, Mr. Kopple and his affiliates brought suit against the Company relating to more than $13 million and the current equivalent of more than approximately 23 million warrants, exercisable for seven years at a price of $0.10 per share, which Mr. Kopple and his affiliated entities (collectively the “Kopple Parties”) claimed to be owed to them pursuant to various agreements with the Company entered into between 2013-2016. Under the terms of the settlement, the Company agreed to pay an aggregate amount of $10 million over a period of seven years, including $3 million initial payment to be paid in June 2022. $150 was paid in June 2022, and the balance of the initial payment of $2.85 million was extended to May 29, 2023. In exchange for the extension, the Company was required to pay $165,000 in extension and forbearance fees in cash and $430 in accrued forbearance fees. Beginning in January 2023, interest accrues on the unpaid balance at a rate of 6%, compounded annually. All amounts, including all accrued interest and deferred fees, are to be paid no later than eight years from the date of the initial payment. The Kopple Parties have also received seven-year warrants to purchase up to an aggregate of approximately 3.3 million shares of our common stock at a price of $0.85 per share. The settlement also provides for standard mutual general release provisions and includes customary representations, warranties, and covenants, including certain increases in the amount payable to the Kopple Parties and the right of such parties to enter judgment against the Company if the Company remains in uncured default in its payment obligations under the settlement.

During the year ended February 29, 2024, the note was amended multiple times to extend the payment dates of the balance of the initial payment of $2,850, originally due in June 2022, and the first installment payment of $1,000, originally due in June 2023 (collectively, the “past due principal”). As a result of these amendments, the Company incurred additional extension and forbearance fees totaling $450 and adjustment to principal balance of $23 that was recorded as part of interest expense. As of February 29, 2024, outstanding principal balance amounted to $10,938, including the $3,850 past due principal (see below).

In March 2024, the Company and Kopple again amended the note payable. The amendment (i) replaced the requirement to pay the $3,850 past due principal balance with the requirement to pay $2,000 due December 15, 2024, effectively extending the payment of $1,850 to future periods; (ii) increased the stated interest rate to 10%; (iii) added a fee of $15 monthly until the Company makes a principal payment of $2 million by December 2024; (iv) effective August 30, 2024, the Company will grant Kopple a conversion right that gives Kopple the option to be able to convert the note payable into equity of the Company at a conversion price of the lower of $1.00 per share or 50% of the 10 day volume weighted average price of the Company’s common stock; (v) during Fiscal 2025, will require the Company to pay 20% of all collected revenues within 10 days of the end of each fiscal quarter; (vi) will require the Company to pay Kopple 20% of any amount raised in new capital in the form of equity, debt or convertible debt above $3.5 million; (vii) reduces the exercise price of the warrants granted to Kopple in March 2022 from $0.85 per share to $0.50 per share; and (vii) extends the warrant expiration date from March 8, 2029, to March 31, 2031.  The Company will account for this amendment in the first quarter ended March 31, 2024, for fiscal year 2025.

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

COVID-19

The extent of the impact of the COVID-19 pandemic on our business, financial results and liquidity will depend largely on future developments, including the duration of the spread of the COVID-19 outbreak within the U.S. and globally, the impact on capital and financial markets and the related impact on our customers, especially in the commercial vehicle markets. These future developments are outside of our control, are highly uncertain, and cannot be predicted. If the impact is prolonged, then it can further increase the difficulty of planning for operations and may require us to take further actions as it relates to costs and liquidity. These and other potential impacts of the COVID-19 pandemic will continue to adversely impact our results for the first quarter of Fiscal 2025, as well as the full Fiscal year 2025, and that impact could be material.

Results of Operations

Fiscal 2024 compared to Fiscal 2023

Revenues

Revenues in Fiscal 2024 were approximately $56 as compared to the Fiscal 2023 period of approximately $71, a reduction of approximately 21%. Fiscal 2024 revenues consisted principally of the delivery of 7 AuraGen®/VIPER systems, 5 of which were to a single distributor customer. Fiscal 2023 revenues consisted principally of the delivery of 9 AuraGen®/VIPER systems, 7 of which were to a single distributor customer. We believe that the low levels of revenue in both Fiscal 2024 and Fiscal 2023 were the result of the company’s switch in focus to the development of the new family of improved products.

Cost of Goods

Cost of goods sold was approximately $193 and $88 in the years ended February 29, 2024, and February 28, 2023, respectively. During Fiscal 2024, the Company recorded an inventory write-down of $123 to cost of goods sold, which contributed to a negative gross margin of approximately $137 in Fiscal 2024. During Fiscal 2023, we benefited from the utilization of fully reserved inventory to deliver 9 units and recorded material cost at 32% of sales value, direct labor at 43% of sales value and other overheads at 44% of sales. Additionally, the Company recorded an inventory write-down of $4,000 to cost of goods sold, which resulted in a negative gross margin of approximately $17,000 in FY 2023. For both FY 2024 and FY 2023, the disproportionate increase in manufacturing overhead costs resulted from higher depreciation and systems costs without an offsetting increase in production volumes. While both the FY 2024 and FY 2023 periods benefited from the utilization of inventory that was previously fully reserved, the new design ECU units fabricated in those periods did include the costs of new electronics boards.

Engineering, Research and Development

Engineering, research and development costs decreased to approximately $750 in Fiscal 2024 from approximately $850 in Fiscal 2023, a decrease of approximately $100 or 12%. The decrease is a result of the Company’s augmented engineering activities, including (i) successfully recruiting new additions to the engineering staff; (ii) licensing of modeling and design software tools for the full 12-month period; as well as (iii) additional expenses incurred in the process of designing, fabricating and testing the new version of our electronic control unit (“ECU”) for our AuraGen®/VIPER products.

Selling, General and Administrative Expense

Selling, general and administrative expenses decreased approximately $763, or 29%, to $1,873 in Fiscal 2024 from $2,636 in Fiscal 2023 due to several factors. Most notable of these was a decrease in legal expenses of approximately $628 as Fiscal 2023 had a lot of legal expenses relating to the Kopple settlement. There was also a decrease in selling expenses of $100 due to lower sales and a decrease in outside services of $72. This was partially offset by (i) increased salary and wage-related expenses of approximately $100 due to new hires in the engineering department and (ii) increased depreciation and software license related costs of approximately $85 associated with equipment and computer systems.

Other Income (Expense) and Interest Expense

Net interest expense increased significantly to approximately $1,465 in Fiscal 2024 from approximately $727 in Fiscal 2023, an increase of approximately $738, or 102%. This is principally a result of the settlement of the litigation with Robert Kopple and his affiliates. Under the terms of the settlement, no interest was to accrue until payment of the initial $3 million, which was extended to May 2023. In exchange for the extensions, the company recorded $335 of fees which are being categorized as interest, plus note interest of approximately $52. The aggregate Kopple-related interest in Fiscal 2023 of approximately $387 compares to the Fiscal year 2022 Kopple-related interest of approximately $823, a 53% reduction.

Net Loss

We recorded net losses of approximately $4,216 and $3,410 in the Fiscal years ended February 29, 2024 and February 28, 2023, respectively, or a decrease of income of approximately $806 due to several factors as note above: (i) Fiscal 2024 included the higher interest expense of approximately $738; (ii) decreased operating expenses in selling, marketing and general and administrative of approximately $159; and (iii) increased engineering and R&D expenses of approximately $239 partially offsetting the other income improvements.

Liquidity and Capital Resources

For the year ended February 29, 2024, we recorded a net loss of $4.2 million. used cash in operations of $3 million, and at February 29, 2024, had a stockholders’ deficit of $21.5 million. In addition, at February 29, 2024, notes payable and related accrued interest with an aggregate balance of $6.7 million have reached maturity and are past due. These conditions raise substantial doubt regarding our ability to continue as a going concern for a period of at least one year from the date of issuance of these financial statements. In addition, the Company’s independent registered public accounting firm, in their report on the Company’s February 29, 2024, audited financial statements, raised substantial doubt about the Company’s ability to continue as a going concern.

The net loss in Fiscal 2024 was approximately $806 higher as compared to Fiscal 2023 due to several offsetting items, but most notably increased interest expense of approximately $738. Fiscal 2024 also included additional expenditures to ramp up the Company’s engineering, R&D, and administrative activities. A significant factor in both periods contributing to the negative operating cash flows is the low level of operating activities caused principally by the company’s switch to the development of new products and the COVID-19 pandemic. As a result of the impacts of the COVID-19 pandemic, we may be required to raise additional capital and our access to and cost of financing will depend on, among other things, global economic conditions, conditions in the global financing markets, the availability of sufficient amounts of financing, and our future prospects. At February 29, 2024, we had cash of approximately $123, compared to cash of approximately $15 at February 28, 2023. Subsequent to February 29, 2024, the Company issued 4,455,600 shares of common stock in exchange for cash proceeds of $1,114. Working capital deficit at February 29, 2024 was a $14.9 million deficit as compared to an $13.7 million deficit at the end of the prior fiscal year. The principal reasons for the increase in the deficit is an increase in Accounts Payable of $308 and accrued interest of $767 mostly relating to the Kopple settlement. The February 28, 2023, financial statements reflect the reclassification to non-current of $7.1 million of the debt to Robert Kopple and his affiliated entities (collectively the “Kopple Parties”) as a result of the settlement.

Prior to Fiscal 2020, in order to maintain liquidity, we relied upon external sources of financing, principally equity financing and private indebtedness. We have no bank line of credit and will require additional debt or equity financing to fund ongoing operations. Based on a cash flow analysis performed by management, we estimate that we will need an additional $6 million to maintain existing operations for Fiscal 2025 and increase the volume of shipments to customers. We cannot assure the reader that additional financing will be available nor that the commercial targets will be met in the amounts required to keep the business operating. The issuance of additional shares of equity in connection with such financing could dilute the interests of our existing stockholders, and such dilution could be substantial. If we cannot raise the needed funds, we will also be forced to make further substantial reductions in our operating expenses, which could adversely affect our ability to implement our current business plan and ultimately our viability as a company.

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

During the year ended February 29, 2024, the note was amended multiple times to extend the payment dates of the balance of the initial payment of $2,850, originally due in June 2022, and the first installment payment of $1,000, originally due in June 2023 (collectively, the “past due principal”). As a result of these amendments, the Company incurred additional extension and forbearance fees totaling $450 and adjustment to principal balance of $23 that was recorded as part of interest expense. As of February 29, 2024, outstanding principal balance amounted to $10,938, including the $3,850 past due principal (see below).

In March 2024, the Company and Kopple again amended the note payable. The amendment (i) replaced the requirement to pay the $3,850 past due principal balance with the requirement to pay $2,000 due December 15, 2024, effectively extending the payment of $1,850 to future periods; (ii) increased the stated interest rate to 10%; (iii) added a fee of $15 monthly until the Company makes a principal payment of $2 million by December 2024; (iv) effective August 30, 2024, the Company will grant Kopple a conversion right that gives Kopple the option to be able to convert the note payable into equity of the Company at a conversion price of the lower of $1.00 per share or 50% of the 10 day volume weighted average price of the Company’s common stock; (v) during Fiscal 2025, will require the Company to pay 20% of all collected revenues within 10 days of the end of each fiscal quarter; (vi) will require the Company to pay Kopple 20% of any amount raised in new capital in the form of equity, debt or convertible debt above $3.5 million; (vii) reduces the exercise price of the warrants granted to Kopple in March 2022 from $0.85 per share to $0.50 per share; and (vii) extends the warrant expiration date from March 8, 2029, to March 31, 2031.  The Company will account for this amendment in the first quarter ended March 31, 2024, for fiscal year 2025.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements at page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

For the year ended February 29, 2024, there were no disagreements or any reportable events to disclose.

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

Based on this evaluation, our President and Chief Financial Officer concluded as of February 29, 2024, that our disclosure controls and procedures were effective.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of February 29, 2024. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on these assessments, and on those criteria, the Company’s management concluded that as of February 29, 2024, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal year ended February 29, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Name	Age	Title
Gary Douglas (1)	76	Director, Member of the Audit Committee
Salvador Diaz-Verson, Jr. (1)	65	Director, Chairman of the Audit Committee
David Mann (2), (3)	52	Director, Chairman of the Compensation Committee, Member of the Nominating Committee and Member of the Audit Committee, former Chief Financial Officer
Cipora Lavut (2)	68	President, Chairman of the Board, Member of Nominating Committee and Member of the Compensation Committee
Robert Lempert (2)	80	Secretary, Director, Chairman of the Nominating Committee and Member of the Compensation Committee
Gary Campbell (4)	57	Chief Financial Officer

(1)	Mr. Douglas and Mr. Diaz-Verson, Jr. were appointed to the Board of Directors on March 29, 2018, by the written consent of stockholders holding a majority of the Company’s shares.

(2)	In March 2019, stockholders of the Company controlling a combined total of more than 27.5 million shares delivered signed written consents to the Company electing Ms. Lavut, Mr. Mann and Dr. Lempert to the Company’s Board of Directors. Because of Aura’s refusal to recognize the legal effectiveness of the consents, in April 2019 the stockholders filed suit in the Court of Chancery of the State of Delaware seeking an order confirming the validity of the elections. On July 8, 2019, the Court of Chancery entered final judgment in favor of the stockholder plaintiffs, confirming that Ms. Lavut, Mr. Mann and Dr. Lempert had been validly elected by the holders of a majority of the Company’s outstanding stock acting by written consent. In July 2019, the Board of Directors appointed Ms. Lavut President and Chairman of the Board, appointed Mr. Mann as Chief Financial Officer and appointed Dr. Lempert as Secretary.

(3)	On February 14, 2022, Mr. Mann resigned as Chief Financial Officer.

(4)	On August 15, 2023, Mr. Campbell was appointed as Chief Financial Officer.

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

Gary Campbell. Mr. Campbell has a BA degree in Business & Finance from University of Western Ontario in Canada. He has obtained a professional CPA designation in both Canada and the USA. He spent 8 years in audit working for E&Y and Withey Addison in Canada. He has international business exposure in the reinsurance industry as VP of Finance for American Safety Insurance while living in Bermuda. He served as CFO for both a private boarding school and a payroll outsourcing company while living in Hawaii. Since moving to California 11 years ago, he has been doing contract work for many different industries as Controller or fractional CFO. Prior to joining Aura Systems Inc., he spent 4 years as the Controller for the public company Charlie’s Holdings Inc., which sells its products in 80 different countries.

Delinquent Section 16(a) Reports

Our shares of common stock are registered under the Securities Exchange Act of 1934, and therefore our executive officers and directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% stockholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file. Based on our review of the copies of such forms received by us, and to the best of our knowledge, no executive officers, directors and persons holding greater than 10% of our issued and outstanding stock have filed the required reports during the years ended February 29, 2024, and February 28, 2023.

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

During Fiscal 2024, no stock compensation was awarded to any of the Company’s directors.

During Fiscal 2023, no stock compensation was awarded to any of the Company’s directors.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation earned by or paid to the principal executive officer and the named executive officers during the Fiscal years ended February 29, 2024 and February 28, 2023.

2022 Summary Compensation Table

	Fiscal	Salary		Option Awards	Non-Equity Incentive Compensation	All Other Compensation	Total
Name and Principal Position	Year	($)		($)	($)	($)	($)
Cipora Lavut	2024	204,713	(1)	-	-	-	204,713
President	2023	269,315	(2)	-	-		269,315

Gary Campbell	2024	94,154	(3)	-	-	-	94,154
Chief Financial Officer

(1)	For Fiscal 2024, Ms. Lavut has been accruing an annual salary of $250,000 and has been paid $204,713 in cash over the same period, deferring the balance.
(2)	For Fiscal 2023, Ms. Lavut has been accruing an annual salary of $250,000 and has been paid $269,315 in cash over the same period, as she was paid out a portion of her previously deferred wages balance.
(3)	For Fiscal 2024, Mr. Campbell began serving as Chief Financial Officer in August 2023. The amount in the table represents the pro rata compensation received for the seven-month period since his appointment.

Outstanding Equity Awards at 2024 Fiscal Year-End

The Board of Directors and Executive Officers have been granted various options to acquire the Company’s common stock under the Company’s 2011 Directors and Executive Officers Stock Option Plan (the “2011 Plan”) as detailed in the table below. All of these options were outstanding as of February 29, 2024.

	Stock Options & Warrants Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price of Options & Warrants Outstanding
Cipora Lavut, President and Board Chair	750,000	2.67	$0.42
Salvador Diaz-Verson, Jr., Director	750,000	1.77	$0.61
Gary Douglas, Director	500,000	1.82	$0.58
David Mann, Director	400,000	2.32	$0.25
Robert Lempert, Director	360,000	2.26	$0.25

Option Exercises and Stock Vesting During Fiscal 2024

No stock options were exercised during Fiscal 2024 by the individuals named in the Summary Compensation Table.

No stock options were granted nor was there any vesting of previously granted stock options during Fiscal 2024 related to the individuals named in the Summary Compensation Table.

Option Exercises and Stock Vesting During Fiscal 2024

No stock options were exercised during Fiscal 2024 or Fiscal 2023 by the individuals named in the Summary Compensation Table. Also, during Fiscal 2022, stock options granted in Fiscal 2021 became fully vested. On December 10, 2020, the Board of Directors approved the grant of an aggregate total of 1,000,000 options to acquire the Company’s common stock to four of the five current Board members in varying amounts for services provided outside of standard Board responsibilities under the Company’s 2011 Plan. The options were granted with pro rata monthly vesting over a one-year vesting period, with a five-year expiration term, and with an exercise price of $0.25 per option share.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, to the extent of our knowledge, certain information regarding our common stock owned as of February 29, 2024 (i) by each person who is known to be the beneficial owner of more than 5% of our outstanding common stock, (ii) by each of our Directors and the named executive officers in the Summary Compensation Table, and (iii) by all Directors and current executive officers as a group:

Beneficial Ownership Table
Beneficial Owner (1)	Number of Shares of Common Stock	Percent of Common Stock
Salvador Diaz-Verson, Jr. (2)	819,750	* %
Gary Douglas (3)	500,000	* %
Cipora Lavut (4)	2,639,660	2.5%
Robert Lempert (5)	507,343	* %
David Mann (6)	1,811,931	1.7%
Gary Campbell (7)	197,453	* %

All current executive officers and Directors as a group (six) (2) (3) (4) (5) (6) (7)	6,476,137	6.0%

5% Stockholders
Warren Breslow (8)	9,733,163	9.1%
BetterSea LLC (9)	9,179,912	8.8%
Robert Kopple (10)	6,005,469	5.6%

*	Less than 1% of outstanding shares

(1)	Beneficial ownership is determined in accordance with rules of the Securities and Exchange Commission. The calculation of the percentage of beneficial ownership is based upon 104,591,648 shares of common stock outstanding on February 29, 2024. In computing the number of shares beneficially owned by any stockholder and the percentage ownership of such stockholder, shares of common stock which may be acquired by a such stockholder upon exercise or conversion of warrants or options which are currently exercisable or exercisable within 60 days of February 29, 2024, are deemed to be exercised and outstanding. Such shares, however, are not deemed outstanding for purposes of computing the beneficial ownership percentage of any other person. Shares issuable upon exercise of warrants and options which are subject to stockholder approval are not deemed outstanding for purposes of determining beneficial ownership. Except as indicated by footnote, to our knowledge, the persons named in the table above have the sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. The mailing address for each of the officers and directors is c/o Aura Systems, Inc., 20431 North Sea, Lake Forest, CA 92630.
(2)	Includes 750,000 warrants exercisable within 60 days of February 29, 2024.
(3)	Includes 500,000 warrants exercisable within 60 days of February 29, 2024
(4)	Includes 750,000 warrants exercisable within 60 days of February 29, 2024.
(5)	Includes warrants to purchase 360,000 shares exercisable within 60 days of February 29, 2024.
(6)	Includes warrants to purchase 400,000 shares exercisable within 60 days of February 29, 2023, as well as 1,411,931 shares, 979,204 of which Mr. Mann has sole dispositive power and approximately 432,727 of which, Mr. Mann holds a power of attorney to vote such shares.
(7)	Includes common shares only as of February 29, 2024.
(8)	Includes the right to convert $3,000,000 and accrued interest of $863,322 convertible note payable to 2,759,516 common shares at a conversion price of $1.40.
(9)	Includes common shares only as of February 29, 2024.
(10)	Includes warrants to purchase 3,331,664 shares exercisable within 60 days of February 29, 2024.

Securities Authorized for Issuance Under Equity Compensation Plans as of February 29, 2024

Equity Compensation Plan Information as of February 29, 2024

	a.	b.	c.
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price for Options, Warrants and Rights	Number of Securities For Future Issuances Under Equity Compensation Plans (Excluding Securities Reflected in Column (a.)
Equity compensation plans approved by equity holders	3,292,857	$0.48	10,904,394
Equity compensation plans not approved by equity holders	1,500,000	$0.50	-

(1)	Reflects options under the 2006 Stock Option Plan and the 2011 Stock Option Plan, of which both were approved by Company shareholders. Additionally, it includes options which were authorized by the Board but cannot be issued until the proposal for renewal of the employee stock option plan is approved by the shareholders. The 2006 Stock Option Plan authorizes the Company to grant stock options exercisable for up to an aggregate number of shares of common stock equal to the greater of (i) 10,000,000 shares of common stock, or (ii) 10% of the number of shares of common stock outstanding from time to time. The 2011 Stock Option Plan authorizes the Company to grant stock options or warrants to executive officers and directors exercisable for up to an aggregate number of shares equivalent to 15% of the number of shares of common stock outstanding from time to time. The numbers in this table are as of February 29, 2024 (See Note 13 to the Financial Statements).

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND DISCLOSURES

Weinberg & Company, P.A. (“Weinberg”) was engaged to be the Company’s principal accountant and auditor in April 2022. The following table sets forth the aggregate fees billed to us by Weinberg for the year ended February 29, 2024, and for the year ended February 28, 2023:

	Year Ended
(amounts in thousands)	February 29, 2024	February 28, 2023
Audit Fees	$89	$134
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$89	$134

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

Audit Fees

Services provided to us by Weinberg with respect the audit of our annual financial statements and review of our annual report on Form 10-K for the year ended February 28, 2023, and for reviews of the financial statements which are included in our quarterly reports on Form 10-Q for the first three quarters of the year ended February 29, 2024.

Audit Related Fees

Weinberg did not provide any professional services to us during Fiscal 2024 or Fiscal 2023 which would constitute “audit related fees”.

Tax Fees

Weinberg did not provide any professional services to us during Fiscal 2024 or Fiscal 2023 which would constitute “tax fees”.

All Other Fees

Weinberg did not provide any professional services to us during Fiscal 2024 or Fiscal 2023 which would constitute “other fees”.

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

Consistent with the SEC’s rules, the Audit Committee pre-approves all audit and permissible non-audit services provided by our independent auditors. These services may include audit services, audit-related services, tax and other services. Pre-approval is generally provided for up to one year, and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis. During Fiscal 2024 and Fiscal 2023 all services provided by Weinberg were pre-approved by the Audit Committee in accordance with this policy.

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

Dated: June 4, 2024

By:	/s/ Cipora Lavut
Cipora Lavut
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signatures	Title	Date

/s/ Cipora Lavut	President (Principal Executive Officer), Board Chair	June 4, 2024
Cipora Lavut

/s/ Gary Campbell	Chief Financial Officer (Principal Financial Officer)	June 4, 2024
Gary Campbell

/s/ David Mann	Director	June 4, 2024
David Mann

/s/ Robert Lempert	Director	June 4, 2024
Robert Lempert

/s/ Gary Douglas	Director	June 4, 2024
Gary Douglas

/s/ Salvador Diaz-Verson, Jr.	Director	June 4, 2024
Salvador Diaz-Verson, Jr.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Aura Systems, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Aura Systems, Inc. (the “Company”) as of February 29, 2024, and February 28, 2023, the related statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 29, 2024, and February 28, 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, during the year ended February 29, 2024, the Company incurred a net loss of $4.2 million, used cash in operations of $3 million, and at February 29, 2024, had a stockholders’ deficit of $21.5 million. In addition, at February 29, 2024, notes payable and related accrued interest with an aggregate balance of $6.7 million have reached maturity and are past due. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Going Concern Analysis

As described in Note 1 to the financial statements, for the year ended February 29, 2024, the Company recorded a net loss of $4.2 million, used cash in operations of $3 million, and at February 29, 2024, had a stockholders’ deficit of $21.5 million. In addition, at February 29, 2024, notes payable and related accrued interest with an aggregate balance of $6.7 million have reached maturity and are past due. The conditions described in Note 1 raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of at least one year from the date of issuance of the financial statements.

We identified the going concern analysis and evaluation of the related disclosures as a critical audit matter because of the significant judgements and assumptions made by management in developing its cash flow forecast and the risk of bias in management’s judgments and assumptions in estimating these cash flows. There was a high degree of auditor judgement and subjectivity in performing our procedures to evaluate the reasonableness of the cash flow forecast.

The primary procedures we performed to address this critical audit matter included:

●	We obtained management’s cash flow forecast and evaluated the reasonableness of the cash flow forecast by comparing it to historical operating results, considering management’s ability to accurately forecast and perform sensitivity analysis on revenue, cash expenditures and commitments.

●	We performed sensitivity analyses on the projected revenue and operating margins used in the Company’s cash flow forecast to evaluate the impact on the conclusions reached by management.

●	We assessed the appropriateness and sufficiency of the disclosures included within the financial statements relating to liquidity and going concern and compared to other audit evidence obtained to determine whether such information is consistent with the Company’s disclosures.

We have served as the Company’s auditor since 2022.

/s/ Weinberg & Company, P.A.

Los Angeles, California

June 4, 2024

AURA SYSTEMS, INC.

BALANCE SHEETS

	February 29, 2024	February 28, 2023
(amounts in thousands, except share data)
Assets
Current assets
Cash and cash equivalents	$124	$15
Inventories	20	155
Prepaid and other current assets	175	142
Total current assets	319	312
Property and equipment, net	378	461
Operating lease right-of-use asset	607	816
Security deposit	160	160
Total assets	$1,464	$1,749

Liabilities and Shareholders’ Deficit
Current liabilities
Accounts payable and accrued expenses (including $223 and $226 due to related party, respectively)	$2,625	$2,758
Accrued interest (including $2,076 and $1,145 due to related party, respectively)	2,598	1,471
Customer advances	447	454
Notes payable, current portion	119	92
Convertible notes payable, current portion-past due	1,508	1,403
Convertible note payable-related party-past due	3,020	3,000
Notes payable-related parties, current portion (includes $700 past due)	4,632	4,632
Operating lease liability, current portion	238	207
Derivative warrant liability	-	9
Total current liabilities	15,187	14,026

Notes payable, net of current portion	286	256
Note payable-related party, net of current portion	7,088	7,065
Operating lease liability, net of current portion	423	660
Total liabilities	22,984	22,007

Commitments and contingencies	-	-

Shareholders’ deficit
Common stock: $0.0001 par value; 150,000,000 shares authorized; 104,591,648 and 94,648,346 issued and outstanding at February 29, 2024 and February 28, 2023, respectively.	10	9
Additional paid-in capital	457,460	454,507
Accumulated deficit	(478,990)	(474,774)
Total shareholders’ deficit	(21,520)	(20,258)
Total liabilities and shareholders’ deficit	$1,464	$1,749

See accompanying notes to these financial statements.

AURA SYSTEMS, INC.

STATEMENTS OF OPERATIONS

	Fiscal Years Ended
	February 29, 2024	February 28, 2023
(amounts in thousands, except share and per share data)
Net revenue	$56	$71
Cost of goods sold	193	88
Gross loss	(137)	(17)
Operating expenses:
Engineering, research and development (including $151 and $150 to related party, respectively)	750	850
Selling, general and administration	1,873	2,636
Total operating expenses	2,623	3,486
Loss from operations	(2,760)	(3,503)
Other income (expense):
Interest expense, net (including $1,064 and $545 to related parties, respectively)	(1,465)	(727)
Gain on extinguishment of derivative warrant liability	-	237
Change in fair value of derivative warrant liability	9	582
Other income	-	1
Net loss	$(4,216)	$(3,410)

Basic and diluted loss per share	$(0.04)	$(0.04)
Basic and diluted weighted-average shares outstanding	99,379,779	88,947,803

See accompanying notes to these financial statements.

AURA SYSTEMS INC.

STATEMENTS OF SHAREHOLDERS’ DEFICIT

(in thousands, except share data)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Deficit
Balance, February 28, 2022	83,119,104	$8	$450,137	$(471,364)	$(21,219)

Common shares issued for cash	11,529,242	1	3,269	-	3,270
Fair value of warrants issued for note settlement	-	-	1,051	-	1,051
Fair value of warrants issued for services			50		50
Net loss	-	-	-	(3,410)	(3,410)
Balance, February 28, 2023	94,648,346	9	454,507	(474,774)	(20,258)

Common shares issued for cash	9,918,302	1	2,942	-	2,943
Common shares issued for services	25,000	-	6	-	6
Fair value of warrants issued with convertible notes payable	-	-	5	-	5
Net loss				(4,216)	(4,216)
Balance, February 29, 2024	104,591,648	$10	$457,460	$(478,990)	$(21,520)

See accompanying notes to these financial statements.

AURA SYSTEMS, INC.

STATEMENTS OF CASH FLOWS

	Fiscal Years Ended
	February 29, 2024	February 28, 2023
(amounts in thousands)
Net loss	$(4,216)	$(3,410)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation	105	78
Inventory write-down	123	4
Gain on extinguishment of derivative warrant liability, net	-	(237)
Change in fair value of derivative warrant liability	(9)	(582)
Common stock issued for services	6	-
Amortization of debt discount	4	-
Common stock warrants issued for services	-	50
Changes in operating assets and liabilities:

Inventory	12	(15)
Prepaid and other current assets	(33)	114
Operating lease right-of-use asset	209	184
Accounts payable and accrued expenses	(133)	364
Accrued interest on notes payable	1,150	492
Customer advances	(7)	14
Operating lease liability	(206)	(179)
Cash used in operating activities	(2,995)	(3,123)

Cash used in investing activities:
Purchase of property and equipment	(22)	(54)

Cash flows from financing activities:
Proceeds from issuance of common stock	2,943	3,270
Proceeds from issuance of notes payable	281	-
Principal payments of notes payable	(98)	(228)
Cash provided by financing activities	3,126	3,042

Net increase (decrease) in cash and cash equivalents	109	(135)
Cash and cash equivalents-beginning of year	15	150
Cash and cash equivalents-end of year	$124	$15
Cash paid for:
Interest	$185	$166

Supplemental schedule of non-cash transactions:
Fair value of warrants issued for note payable	$5	$-
Fair value of warrants issued for note settlement	$-	$1,051

See accompanying notes to these financial statements.

AURA SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

Years ended February 29, 2024, and February 28, 2023

(In thousands, except share and per share amounts)

NOTE 1 – ORGANIZATION AND OPERATIONS

Aura Systems, Inc., (“Aura”, “We” or the “Company”) a Delaware corporation, is engaged in the development, commercialization, and sale of products, systems, and components, using its patented and proprietary electromagnetic technology. Aura develops and sells AuraGen® axial flux mobile induction power systems to the industrial, commercial, and defense mobile power generation markets.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, the Company’s management has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the accompanying financial statements were issued. During the fiscal year ended February 29, 2024, the Company incurred a net loss of $4.2 million, used cash in operating activities of $3 million, and at February 29, 2024, had a stockholders deficit of $21.5 million. In addition, at February 29, 2024, notes payable and related accrued interest with an aggregate balance of $6.7 million have reached maturity and are past due. These factors raise substantial doubts about the Company’s ability to continue as a going concern within one year of the date that these financial statements are issued. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Subsequent to February 29, 2024, the Company issued 4,455,600 shares of common stock in exchange for cash proceeds of $1.1 million. The Company’s ability to continue as a going concern is dependent upon its ability to continue to implement its business plan. During the next twelve months we intend to continue to attempt to increase the Company’s sale of our AuraGen®/VIPER products both domestically and internationally and to add to our existing management team. In addition, we plan to continue to rebuild the engineering and sales teams, and to the extent appropriate, utilize third party contractors to support the operation. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, if needed, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its stockholders, in the case of equity financing. In the event the Company is unable to generate profits and is unable to obtain financing for its working capital requirements, it may have to curtail its business further or cease business altogether.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reported periods. Significant estimates include assumptions made for inventory reserve, impairment testing of long-lived assets, the realizability of deferred tax assets and the related valuation allowance, assumptions used in valuing derivative liabilities, notes payable, assumptions used in valuing share-based compensation, and accruals for potential liabilities. Amounts could materially change in the future.

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

Our primary source of revenue is the manufacture and delivery of generator sets used primarily in mobile power applications, which represented nearly 100% of our revenues of $56 and $71 for the fiscal years ended February 29, 2024, and February 28, 2023, respectively. Our principal sales channel is sales to a domestic distributor.

In accordance with ASC 606, we recognize revenue, net of discounts, for our generator sets at time of product delivery to the domestic distributor (i.e. point-in-time), which also corresponds to the passage of legal title to the customer and the satisfaction of our performance obligations to the customer. Our payment terms are cash payment due upon delivery and typically includes a 2% price discount off the selling price in accordance with this policy. Our commercial terms and conditions do not include a right of return for reasons other than a defect in performance or quality. We offer a 24-month assurance-type warranty covering material and manufacturing defects, which we account for under the guidance of ASC 460, Guarantees. We have a limited history of sales and warranty claims, and, as such, we have not recorded a warranty liability on our balance sheets at February 29, 2024 and February 28, 2023, respectively; however, we expect warranty claims to be immaterial.

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

Inventories

Inventories are valued at the lower of cost (first-in, first-out) or net realizable value, on an average cost basis. We review the components of inventory on a regular basis for excess or obsolete inventory based on estimated future usage and sales. When evidence exists that the net realizable value of inventory is lower than its cost, the difference is recognized as a loss in the period in which it occurs. Once inventory has been written down, it creates a new cost basis for inventory that may not be subsequently written up. During the years ended February 29, 2024, and February 28, 2023, the Company wrote-down inventories of $123 and $4, respectively.

Property and Equipment

Property and equipment are recorded at historical cost and depreciated on a straight-line basis over their estimated useful lives of approximately three years up to ten years once the individual assets are placed in service. Leasehold improvements are amortized over the shorter of the useful life or the remaining period of the applicable lease term.

Management assesses the carrying value of property and equipment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If there is an indication of impairment, management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value at that time. At February 29, 2024 and February 28, 2023, management determined there were no impairments of the Company’s property and equipment.

Impairment of Long-lived Assets

The Company reviews its property and equipment, right-of-use asset, and other long-lived assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. For the years ended February 29, 2024, and February 28, 2023, the Company had no impairment of long-lived assets.

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

During the year ended February 29, 2024, one customer accounted for 55% and one customer accounted for 12% of revenues. During the year ended February 28, 2023, one customer accounted for 55% and one customer accounted for 10% of revenues.

As of February 29, 2024, four vendors accounted for 42%, 11%, 11% and 10% of accounts payable. As of February 28, 2023, four vendors accounted for 38%, 13%, 10% and 10% of accounts payable.

Research and Development

The Company engages in research and development to stay current with changes in vehicle manufacture and design and to maintain an advantage over potential competition. Research and development expenses relate primarily to the development, design, and testing of preproduction prototypes and models and are expensed as incurred. Research and development costs for Fiscal 2024 and 2023 were approximately $750 and $850, respectively.

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

The following table sets forth by level, within the fair value hierarchy, the Company’s assets and liabilities at fair value as of February 29, 2024, and February 28, 2023:

February 29, 2024
	Level 1	Level 2	Level 3	Total
(amounts in thousands)
Liabilities
Derivative warrant liability	$-	$-	$-	$-
Total	$-	$-	$-	$-

	February 28, 2023
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative warrant liability	$-	$-	$9	$9
Total	$-	$-	$9	$9

The Company estimated the fair value of the derivative warrant liability using the Binomial Model (see Note 12).

Reclassifications

Certain February 28, 2023 balances have been reclassified to conform with the February 29, 2024 presentation. In presenting the Company’s balance sheet at February 28, 2023, the Company originally presented accrued interest of $1,389 and accrued payroll and other expenses of $441, totaling $1,830 as a separate line item called Accrued Expenses. In addition, $82 of accrued interest was included in notes payable-related parties, current portion. In presenting the Company’s balance sheet at February 29, 2024, the Company has reclassified the balance of accrued interest of $1,471 as a separate line item, and the balance of accrued payroll and other expenses of $441 as part of accounts payable and accrued expense and reduced notes payable-related parties, current portion by $82.

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

The following information sets forth the computation of basic and diluted net increase in the Company’s net assets per share resulting from operations for the years ended February 29, 2024, and February 28, 2023:

	Year Ended February 29,
	2024	2023
(amounts in thousands, except share and per share data)
Numerator
Net loss	(4,216)	(3,410)

Denominator
Denominator for basic weighted average share	99,380,061	88,947,803
Earnings (loss) per share
Basic loss per share:	(0.04)	(0.04)
Diluted loss per share	(0.04)	(0.04)

For the years ended February 29, 2024, and February 28, 2023, the calculations of basic and diluted loss per share are the same because potential dilutive securities would have had an anti-dilutive effect. The potentially dilutive securities consisted of the following:

	February 29, 2024	February 28, 2023
Warrants	3,521,664	3,564,764
Options	4,250,000	4,792,857
Convertible notes	4,685,445	3,907,187
Total	12,457,109	12,264,808

COVID-19

The aftermath of the pandemic has had a significant negative impact on our overall operations including revenues, productivity, and liquidity. The pandemic has resulted in labor shortages, disruptions in the chain of supply, and higher material costs. We believe that COVID-19 will be an ongoing challenge for years to come and to adapt will require us to further globalize our vendors, engineering, and customers. The Company’s business is directly dependent upon, and correlates closely with, the marketing levels and ongoing business activities of its existing customers and suppliers. The extent to which COVID-19 may impact the Company’s business activities and capital raising efforts will depend on future developments, which are uncertain and cannot be predicted.

Inflation

The continuing impact of higher inflation, the actions by the Federal Reserve to address inflation, create uncertainty about the future economic environment which will continue to evolve and, we believe, has impacted the Company’s business in 2024 and may continue to impact its business in 2025. The implications of higher government deficits and debt, tighter monetary policy, and potentially higher long-term interest rates may drive a higher cost of capital for the business and an increase in the Company’s operating expenses.

Segments

Under ASC 280, Segment Reporting, operating segments are defined as components of an enterprise where discrete financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”), in deciding how to allocate resources and in assessing performance. The Company’s operating segment consists of one component, and the Company’s Chief Executive Officer, who is also the CODM, makes decisions and manages the Company’s operations as a single operating segment.

Recently Issued Accounting Pronouncements

In September 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires entities to use a forward-looking approach based on current expected credit losses (“CECL”) to estimate credit losses on certain types of financial instruments, including trade receivables. This may result in the earlier recognition of allowances for losses. The Company adopted ASU 2016-13 on March 1, 2023, and there was no impact of the new guidance and related codification improvements to the Company’s financial position, results of operations and cash flows.

Other recent accounting pronouncements and guidance issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission (the “SEC”) did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 3 – INVENTORIES

Inventories consisted of the following:

	February 29, 2024	February 28, 2023
(amounts in thousands)
Raw materials	$13	$114
Work-in-process	6	22
Finished goods	1	19

Total inventory	$20	$155

NOTE 4 – PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets consisted of the following:

	February 29, 2024	February 28, 2023
(amounts in thousands)
Prepaid annual software licenses	$158	$92
Vendor advances	9	8
Prepaid insurance	2	11
Other prepaid expenses	6	31
Total prepaid and other current assets	$175	$142

NOTE 5 – PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	February 29,
	2024	2023
(amounts in thousands)
Leasehold improvements	$57	$57
Machinery and equipment	301	301
Vehicle	96	96
Computer equipment	80	80
Computer software	22	-
Furniture and fixtures	20	20
	576	554
Less accumulated depreciation and amortization	(198)	(93)
	$378	$461

Depreciation expense for the years ended February 29, 2024, and February 28, 2023 was $105 and $78, respectively.

NOTE 6 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable consisted of the following:

	February 29, 2024	February 28, 2023
(amounts in thousands)
Convertible notes payable -past due	$1,509	$1,403
Unamortized debt discount	(1)	-
Net	1,508	1,403
Non-current	-	-
Current	$1,508	$1,403

In Fiscal 2013 and 2014, the Company issued six convertible notes payable in the aggregate of $4,000. The notes are unsecured, bear interest at 5% per annum and are convertible to shares of common stock at a conversion price of $1.40 per share, as adjusted. The notes were originally due in 2014 to 2017 and were all amended in 2018 and the maturity date for all the notes was changed to January 11, 2023. As of February 28, 2023, outstanding balance of the convertible notes payable amounted to $1,403

During the year ended February 29, 2024, the Company issued convertible notes payable in the aggregate of $106 in exchange for cash. The notes are unsecured, bear interest at 10% per annum and are convertible to shares of common stock at a conversion price of $0.20 per share and matured in March 2024. As part of the offering, the Company also granted the note holders warrants to purchase 50,000 shares of common stock. The warrants are exercisable at $0.50 per share, will expire in 1.5 years from grant date and with an estimated fair value of $5 using the BlackScholes Option Pricing Model. The Company accounted the fair value of the warrants as a debt discount and is being amortized to interest expense over the term of the convertible notes payable.

As of February 29, 2024, the outstanding balance of the convertible notes payable amounted to $1,509 and unamortized debt discount of $1, for a net balance of $1,508. As of February 29, 2024, the convertible notes of $1,403 have reached maturity and are past due. As of the date of this report, the entire convertible notes payable of $1,509 are past due and the Company is in negotiations with the noteholders to convert or settle these convertible notes payable.

NOTE 7 – CONVERTIBLE NOTE PAYABLE-RELATED PARTY

Convertible note payable – related party consisted of the following:

	February 29, 2024	February 28, 2023
(amounts in thousands)
Convertible note payable -past due	$3,020	$3,000
Non-current	-	-
Current	$3,020	$3,000

On January 24, 2017, the Company entered into a debt refinancing agreement with a former director and current shareholder of the Company. As part of the agreement, the Company issued a $3,000 convertible note. The convertible note is unsecured, bears interest at 5% per annum, was due February 2, 2023, and is convertible into shares of common stock at a conversion price of $1.40 per share, as adjusted. As of February 28, 2023, the outstanding balance of the convertible note payable amounted to $3 million.

 During the year ended February 29, 2024, the Company issued convertible note payable of $20 in exchange for cash. The note is unsecured, bear interest at 10% per annum and are convertible to shares of common stock at a conversion price of $0.20 per share and matured in March 2024. As part of the offering, the Company also granted the note holder warrants to purchase 10,000 shares of common stock. The warrants are exercisable at $0.50 per share, will expire in 1.5 years from grant date and with de minimis fair value using the BlackScholes Option Pricing Model.

As of February 29, 2024, the convertible note of $3,020, of which, $3,000 is past due. As of the date of this report, the entire convertible notes payable of $3,020 are past due and the Company is in negotiations with the noteholders to convert or settle these convertible notes payable.

NOTE 8 – NOTES PAYABLE

Notes payable consisted of the following:

	February 29, 2024	February 28, 2023
(amounts in thousands)
Secured notes payable
(a) Note payable-EID loan	$150	$150
(b) Notes payable-vehicle and equipment	106	188
(c) Notes payable-software license	139	-

Unsecured notes payable
(d) Note payable-other	10	10
Total	$405	$348
Current	(119)	(92)
Non-current	286	256

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

(b) Notes payable-vehicle and equipment

During Fiscal 2022, the Company purchased two pieces of equipment and a vehicle for approximately $329 as a part of its efforts to expand its operations and research and development capacities. The Company made down payments aggregating $41 with the balance financed by two notes payable aggregating to approximately $288. The notes are secured by the equipment and vehicle purchased. One note is due in 36 equal monthly payments of approximately $6 each, including interest at 2.9% per annum. The second note is due in 72 equal monthly payments of approximately $1.5 each, including interest at 10.9% interest per annum. As of February 29, 2024, the balance of the notes was approximately $106.

(c) Note payable-software license

During Fiscal 2024, the Company obtained a loan of $155,000 from a financing institution to finance the use of a third-party software license by the Company. The note payable is secured by tangible and intangible assets of the Company, bears interest at an average rate of 8% per annum and will mature in September 2026. As of February 29, 2024, the balance of the loan was approximately $139.

(d) Other notes payable

Demand promissory notes as of February 29, 2024, and February 28, 2023, are for one individual issued in September 2015 that is payable on demand with an interest rate of 10% per annum.

NOTE 9 – NOTES PAYABLE-RELATED PARTIES

Notes payable-related parties consisted of the following:

	February 29, 2024	February 28, 2023
(amounts in thousands)
Unsecured notes payable
(a) Notes payable - Kopple (restructured)	$10,915	$10,915

(b) Note payable- Gagerman	82	82

(c) Note payable-Jiangsu Shengfeng-past due	700	700

Total	$11,720	$11,697
Non-current	(7,088)	(7,065)
Current	$4,632	$4,632

(a) Kopple Notes

In fiscals 2013 through 2018, the Company issued notes payable to Robert Kopple and associated entities (collectively “Kopple”) in the aggregate of $6,107. Robert Kopple is the former Vice-Chairman of the Company’s Board of Directors and is a current shareholder in the Company. The notes were unsecured, bear interest at rates ranging from 5% and 15% per annum and were due in fiscal 2014 through fiscal 2018. Beginning in 2017, Kopple brought suit against the Company for repayment of the notes. As of February 28, 2022, the outstanding balance of the Kopple notes payable and accrued interest amounted to approximately $12,141.

On March 14, 2022, the Company reached an agreement with Kopple to resolve all remaining litigation between them, including all amounts owed to Kopple under the notes. Under the terms of the settlement, the Company agreed to issue a new note and pay Kopple an aggregate amount of $10,000 to be paid in installment, of which, $3,000 was due in June 2022, and the remaining $7,000 to be annually for seven years at $1,000 per year. Additionally, the settlement agreement granted Kopple warrants exercisable into 3,331,664 shares of the Company’s common stock at a price of $0.85 per share. The Company used the Black-Scholes option pricing model to compute the fair value of the warrants of $1,051.

The settlement provides for certain increases in the amounts payable to Kopple and the right of such parties to enter judgement against the Company if the Company remains in uncured default in its payment obligations. Interest on the new note also began accruing in January 2023 at 6% per annum. The Company is also subject to certain affirmative and negative covenants such as periodic submission of financial statements to Kopple and restrictions on future financing and investing activities, as defined in the agreement, including the covenant to not create any indebtedness that is senior in right of payment to the Kopple debt. Management believes such covenants are normal for this type of transaction and that management believes meeting these covenants will not affect the operations of the Company.

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

In June 2022, the first installment of $3,000 became due, of which $150 was paid and $2,850 is still outstanding. Subsequently, the note was amended several times to extend the payment date of the remaining balance of $2,850 of the initial payment, and the Company incurred extension and forbearance fees totaling $335 that was recorded as part of interest expense. In January 2023, pursuant to the terms of the amended note payable, the Company started accruing interest on the outstanding note balance at a rate of 6% per annum, compounded annually. As of February 28, 2023, outstanding principal balance amounted to $10,915.

During the year ended February 29, 2024, the note was amended multiple times to extend the payment dates of the balance of the initial payment of $2,850, originally due in June 2022, and the first installment payment of $1,000, originally due in June 2023 (collectively, the “past due principal”) for a total installment due of $3,850. As a result of these amendments, the Company incurred additional extension and forbearance fees totaling $450 and adjustment to principal balance of $23 that was recorded as part of interest expense. As of February 29, 2024, outstanding principal balance amounted to $10,938, including the $3,850 past due principal (see below).

In March 2024, the Company and Kopple again amended the note payable. The amendment (i) replaced the requirement to pay the $3,850 past due principal balance with the requirement to pay $2,000 due December 15, 2024, effectively extending the payment of $1,850 to future periods; (ii) increased the stated interest rate to 10%; (iii) added a fee of $15 monthly until the Company makes a principal payment of $2 million by December 2024; (iv) effective August 30, 2024, the Company will grant Kopple a conversion right that gives Kopple the option to be able to convert the note payable into equity of the Company at a conversion price of the lower of $1.00 per share or 50% of the 10 day volume weighted average price of the Company’s common stock; (v) during Fiscal 2025, will require the Company to pay 20% of all collected revenues within 10 days of the end of each fiscal quarter; (vi) will require the Company to pay Kopple 20% of any amount raised in new capital in the form of equity, debt or convertible debt above $3.5 million; (vii) reduces the exercise price of the warrants granted to Kopple in March 2022 from $0.85 per share to $0.50 per share; and (vii) extends the warrant expiration date from March 8, 2029, to March 31, 2031.  The Company will account for this amendment in the first quarter ended March 31, 2024, for fiscal year 2025.

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

Based on Gagerman’s claims, as of February 29, 2024, and February 28, 2023, the outstanding balance of the Gagerman notes payable and accrued interest would amount to approximately $172 and $164, respectively. As of February 29, 2024, and February 28, 2023, despite the fact that the Company disputes Gagerman’s claims, under the guidance of ASC 450 - Contingencies, the Company has recorded the amount being claimed by Gagerman.

(c) Jiangsu Shengfeng Note

On November 20, 2019, the Company reached an agreement with a former joint venture partner Jiangsu Shengfeng regarding the return of $700 that had been advanced to the Company in prior years. As a result, in November 2019, and the Company issued a non-interest-bearing promissory note for $700 to be paid over an 11-month period beginning March 15, 2020, through February 15, 2021. As of February 29, 2024, and 2023, the principal due was $700, respectively, and was past due.

NOTE 10 – ACCRUED INTEREST

Accrued interest consisted of the following:

	February 29, 2024	February 28, 2023
(amounts in thousands)
Accrued interest-convertible notes payable (past due)	$425	$354
Accrued interest-convertible notes payable related party (past due)	863	713
Accrued interest-notes payable – related party	1288	363
Accrued interest-notes payable and other	22	41
	$2,598	$1,471

NOTE 11 – LEASES

In February 2021, the Company consolidated our administrative and production operations, including warehousing, within an approximately 18 square foot facility in Lake Forest, California. The Lake Forest facility lease is for 66-months effective February 2021 through August 31, 2026. The initial monthly base rental rate was approximately $22 per month and escalates 3% each year to approximately $26 per month in 2026. The lease liability was determined by discounting the future lease payments under the lease terms using a 10% per annum discount rate to arrive at the current lease liability.

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

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

	Year ended February 29, 2024	Year ended February 28, 2023
(amounts in thousands)
Lease Cost
Operating lease cost (included in general and administration in the Company’s statement of operations)	$285	$279

Other Information
Cash paid for amounts included in the measurement of lease liabilities for the years ended February 29, 2024, and 2023, respectively	$285	$274
Weighted average remaining lease term – operating leases (in years)	2.5	3.5
Average discount rate – operating leases	10.0%	10.0%

The supplemental balance sheet information related to leases for the period is as follows:

At February 29, 2024
Operating leases
Long-term right-of-use assets	$607

Short-term operating lease liabilities	$238
Long-term operating lease liabilities	423
Total operating lease liabilities	$661

Maturities of the Company’s lease liability is as follows:

Year Ending February 28:	Operating Lease
2025	$291
2026	299
2027	155
Total lease payments	745
Less: Imputed interest/present value discount	(84)
Present value of lease liabilities	$661

NOTE 12 – DERIVATIVE WARRANT LIABILITY

The Company issued warrants in prior years that include a fundamental transaction provision that could give rise to an obligation to pay cash to the warrant holder. The Company determined that the warrants do not satisfy the criteria for classification as equity instruments due to the existence of the cash settlement feature that is not within the sole control of the Company, and the warrants are accounted for as liabilities in accordance with ASC 815. The fair value of the warrants is remeasured at each reporting period, and the change in the fair value is recognized in earnings in the accompanying statements of operations. The warrant liability will ultimately be converted into the Company’s equity when the warrants are exercised or will be extinguished on the expiration of the outstanding warrants.

The following tables summarize the derivative warrant liability:

	February 29, 2024	February 28, 2023
(amounts in thousands, except share and per share data)
Stock price	$0.16	$0.25
Risk free interest rate	5.2%	4.7%
Expected volatility	178%	190%
Expected life in years	0.4	0.97
Expected dividend yield	0%	0%
Number of warrants	10,000	113,100
Fair value of derivative warrant liability	$-	$9

	Number of Warrants Outstanding	Fair Value of Derivative Warrant Liability
(amounts in thousands, except share data)
February 28, 2022	4,800,834	$828
Change in fair value of derivative warrant liability	-	(582)
Gain on extinguishment on expiration of warrants	(4,687,734)	(237)
February 28, 2023	113,100	$9
Gain on extinguishment on expiration of warrants	(103,100)	(9)
February 29, 2024	10,000	$-

NOTE 13 – STOCKHOLDERS’ DEFICIT

Common Stock

On February 29, 2024, and February 28, 2023, the Company had 150,000,000 shares of $0.0001 par value common stock authorized for issuance.

During the year ended February 29, 2024, the Company issued 9,918,302 shares of common stock for net proceeds of approximately $2,943 in cash and services. In addition, the Company also issued 25,000 shares of common stock for services rendered with a fair value of $6.

During the year ended February 28, 2023, the Company issued 11,529,242 shares of common stock for net proceeds of approximately $3,270 in cash.

Stock Options

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

	Number of Shares	Exercise Price	Weighted Average Intrinsic Value
(amounts in thousands, except share and per share data)
Total options, February 28, 2022	5,059,769	$0.55	$360
Granted	-	-	-
Exercised	-	-	-
Expired	(266,912)	1.40	-
Total options, February 28, 2023	4,792,857	$0.48	$394
Granted	-	-	-
Exercised	-	-	-
Expired	(542,857)	1.40	-
Total options, February 29, 2024	4,250,000	$0.37	$-
Exercisable, February 29, 2024	4,250,000	$0.37	$-

The exercise prices and information related to options under the 2011 Plan outstanding on February 29, 2024, are as follows:

Range of Exercise Price	Stock Options Outstanding	Stock Options Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price of Options Outstanding	Weighted Average Exercise Price of Options Exercisable
$0.25 to $1.40	4,250,000	4,250,000	1.67	$0.37	$0.37

Warrants

	Number of Warrants	Exercise Price
Outstanding, February 28, 2022	4,800,834	$1.40
Granted	3,451,664	0.82
Exercised	-	-
Expired	(4,687,734)	1.40
Outstanding, February 28, 2023	3,564,764	$0.86
Granted	60,000	0.50
Exercised	-	-
Expired	(103,100)	1.40
Outstanding, February 29, 2024	3,521,664	$0.83

There was no intrinsic value as of February 29, 2024, as the exercise prices of these warrants were greater than the market price of the Company’s stock. The exercise prices and information related to the warrants under the 2011 Plan outstanding on February 29, 2024, are as follows:

Range of Exercise Price	Stock Warrants Outstanding	Stock Warrants Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price of Warrants Outstanding	Weighted Average Exercise Price of Warrants Exercisable
$0.50 to $1.40	3,521,664	3,521,664	4.9	$0.83	$0.83

The fair values of warrants issued during the year ended February 29, 2024, and February 28, 2023, were computed using various option pricing models including Black-Scholes model (notes payable warrants) and binomial model (services warrants) using the weighted average assumptions as set forth in the table below:

	Weighted Average Assumptions for Warrants Issued During the Fiscal 2024	Weighted Average Assumptions for Warrants Issued During the Fiscal 2023
Exercise Price	$0.50	$0.84
Share Price	$0.164	$0.341
Volatility %	160%	224.6%
Risk-Free Rate	4.9%	2.04%
Expected Term (yrs.)	1.5	6.9
Dividend Rate	0%	0%

NOTE 14 – INCOME TAXES

For the years ended February 29, 2024, and February 28, 2023, the Company had no income tax expense.

	FY2024	FY2023
Current:
Federal	$-	$-
State	-	-
Total current	$-	$-

Deferred:
Federal	$-	$-
State	-	-
Total deferred	$-	$-

Total Provision	$-	$-

For the years ended February 29, 2024 and February 28, 2023, a reconciliation of the effective income tax rate to the U.S. statutory rate is as follows:

	FY2024	FY2023
Federal tax benefit at statutory rate	21%	21%
State tax benefit, net of federal benefit	7%	7%
Change in valuation allowance	(28)%	(28)%
Total	0%	0%

As of February 29, 2024, and February 28, 2023, the following table summarizes our deferred tax asset:

	FY2024	FY2023
(amounts in thousands)
Deferred tax asset
Net operating loss carryforwards	$39,374	$42,141
Gross deferred tax assets	39,374	42,141
Valuation allowance	(39,374)	(42,141)
Net deferred tax asset (liability)	$-	$-

The provisions of ASC Topic 740, Accounting for Income Taxes, require an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. For the years ended February 29, 2024, and February 28, 2023, based on all available objective evidence, including the existence of cumulative losses, the Company determined that it was more likely than not that the net deferred tax assets were not fully realizable. Accordingly, the Company established a full valuation allowance against its net deferred tax assets. The Company intends to maintain a full valuation allowance on net deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance. During the years ended February 29, 2024, and February 28, 2023, the valuation allowance decreased by $2.7 million and $2.7 million, respectively.

At February 29, 2024, the Company had available Federal and state net operating loss carryforwards (“NOL”s) to reduce future taxable income. For Federal purposes the amounts available were approximately $144.7 million and for state purposes the amounts available were approximately $102.5 million. The Federal carryforwards expire on various dates through 2044 and the state carryforwards expire on various dates through 2044. Due to restrictions imposed by Internal Revenue Code Section 382 regarding substantial changes in ownership of companies with loss carryforwards, the utilization of the Company’s NOL may be limited as a result of changes in stock ownership.

The Company’s operations are based in California, and it is subject to Federal and California state income tax. Tax years after 2017 are open to examination by United States and state tax authorities.

The Company follows the guidance of ASC 740, which requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any tax benefit can be recorded in the financial statements. ASC 740 also provides guidance on the recognition, measurement, classification and interest and penalties related to uncertain tax positions. As of February 29, 2024, and February 28, 2023, no liability for unrecognized tax benefits was required to be recorded or disclosed.

Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of February 29, 2024, and February 28, 2023, we have no accrued interest and penalties related to uncertain tax positions.

We are subject to taxation in the U.S. and California. Our tax years for 2014 and forward are subject to examination by our tax authorities. We are not currently under examination by any tax authority.

The Company has failed to file its California tax returns for the years ended February 28, 2015, through February 29, 2024, due to its inability to pay the minimum annual franchise tax payment of eight hundred dollars. The balance of accrued income taxes related to unpaid California franchise tax of $5.6 represents six years of minimum taxes due.

NOTE 15 – RELATED PARTY TRANSACTIONS

As of February 29, 2024, and February 28, 2023, Bettersea LLC (“Bettersea”) was an 8.8% and 9.7%, respectively, shareholder in the Company. For the years ended February 29, 2024, and February 28, 2023, the Company incurred total fees to Bettersea of $151 and $150, respectively, for consulting services. As of February 29, 2024, and February 28, 2023, a total of approximately $223 and $226, respectively, was due to Bettersea and included in accounts payable and accrued expenses.

As of February 29, 2024, and February 28, 2023, accrued expenses includes accrued payroll due to officers and shareholders of $213 and $141, respectively.

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

In June 2022 Melvin Gagerman (the Company’s former CEO, CFO and Secretary) brought suit against the Company alleging approximately $150,000 being owed to him pursuant to an April 2014 promissory note. The Company denies that any amount is owed to Mr. Gagerman and has filed a cross-complaint against Mr. Gagerman in that action alleging, among other things, breach of fiduciary duty, conversion and violations of various California Business and Professions Codes. Trial in this case is currently scheduled for October 2024. In March 2023, Mr. Gagerman offered to settle the matter for $120,000 but the Company has rejected that offer (See Note 9).

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

NOTE 17 – SUBSEQUENT EVENTS

Subsequent to February 29, 2024, the Company issued 4,455,600 shares of common stock in exchange for cash proceeds of $1.1 million.