Form 10-Q
period 2024-05-31
AURA SYSTEMS INC
filed 2024-07-22
CIK 826253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2024

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES ☒   NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐   NO ☒

Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large, accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated filer	☒	Smaller Reporting Company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding July 19, 2024
Common Stock, par value $0.0001 per share	111,527,248 shares

AURA SYSTEMS, INC.

i

ITEM 1. FINANCIAL STATEMENTS

AURA SYSTEMS, INC.

CONDENSED BALANCE SHEETS

	May 31, 2024	February 29, 2024
(amounts in thousands, except share data)	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$297	$124
Accounts receivables	15	-
Inventories	-	20
Prepaid and other current assets	140	175
Total current assets	452	319
Property and equipment, net	710	378
Operating lease right-of-use asset	559	607
Lease security deposit	160	160
Total assets	$1,881	$1,464

Liabilities and Shareholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$2,407	$2,625
Accrued interest	1,702	2,598
Customer advances	447	447
Notes payable current portion	163	119
Convertible notes payable – past due	1,513	1,508
Convertible note payable-related party current portion	4,270	3,020
Notes payable-related parties, current portion	782	4,632
Operating lease liability, current portion	246	238
Derivative liability	17,171	-
Total current liabilities	28,701	15,187

Notes payable, non-current portion	438	286
Convertible note payable-related party, non-current portion	8,011	7,088
Operating lease liability	358	423
Total liabilities	37,508	22,984

Commitments and contingencies	-	-

Shareholders’ deficit
Common stock: $0.0001 par value; 150,000,000 shares authorized; 109,047,248 and 104,591,648 issued and outstanding May 31, 2024, and February 29, 2024, respectively	11	10
Additional paid-in capital	458,610	457,460
Accumulated deficit	(494,248)	(478,990)
Total shareholders’ deficit	(35,627)	(21,520)
Total liabilities and shareholders’ deficit	$1,881	$1,464

The accompanying notes are an integral part of these unaudited financial statements

AURA SYSTEMS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ending May 31
	2024	2023

(amounts in thousands, except share and per share data)
Net revenue	$47	$10
Cost of goods	(47)	15
Gross profit (loss)	-	(5)

Operating expenses:
Engineering, research and development	310	207
Selling, general & administration	374	508
Total operating expenses	684	715

Loss from operations	(684)	(720)

Other income (expense):
Interest expense, net (including $271 and $411 to related parties)	(275)	(428)
Loss on debt extinguishment - related party	(19,324)	-
Change in fair value derivative liability	5,023	-
Other	2	7

Net loss	$(15,258)	$(1,141)

Basic and diluted loss per share	$(0.14)	$(0.01)
Basic and diluted weighted-average shares outstanding	106,140,039	96,036,536

See accompanying notes to these unaudited financial statements.

AURA SYSTEMS, INC.

CONDENSED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(Unaudited)

Three Months ended May 31, 2024 and 2023

(in thousands, except share data)	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Deficit

Balance, February 28, 2023	94,648,346	$9	$454,507	$(474,774)	$(20,258)
Common shares issued for cash	2,586,362	-	853	-	853
Net loss	-	-	-	(1,141)	(1,141)
Balance, May 31, 2023 (unaudited)	97,234,708	$9	$455,360	$(475,915)	$(20,546)

Balance, February 29, 2024	104,591,648	$10	$457,460	$(478,990)	$(21,520)
Common shares issued for cash	4,455,600	1	1,117	111	1,117
Fair value of modified warrants - related party			33		33
Net loss	-	-		(15,258)	(15,258)
Balance, May 31, 2024 (unaudited)	109,047,248	$11	$458,610	$(494,248)	$(35,627)

See accompanying notes to these unaudited financial statements.

AURA SYSTEMS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	May 31, 2024	May 31, 2023
(amounts in thousands)
Net loss	$(15,258)	$(1,141)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation and amortization	25	26
Inventory write-down	20	-
Loss on debt extinguishment – related party	19,324	-
Change in fair value of derivative liability	(5,023)	(7)
Changes in operating assets and liabilities:
Accounts receivable	(15)	-
Inventory	-	(7)
Prepaid and other current assets	35	(9)
Operating lease right-of-use asset	48	49
Accounts payable, accrued expenses and customer advances	(218)	(3)
Accrued interest	335	345
Operating lease liability	(57)	(50)
Cash used in operating activities	(784)	(797)

Cash used in investing activities:
Purchase of property and equipment	(36)	(1)
Cash used in investing activities	(36)	(1)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,117	853
Payment of notes payable	(124)	(20)
Cash provided by financing activities	993	833

Net increase in cash and cash equivalents	173	35
Cash and cash equivalents-beginning of period	124	15
Cash and cash equivalents-end of period	$297	$50
Cash paid for:
Interest	$-	$67
Income taxes	$-	$-
Supplemental schedule of non-cash transactions:
Fair value of modified warrants - related party	$33	$-
Notes payable issued for the purchase of property and equipment	$321	$-
Fair value of convertible note payable	$9,261	$-
Extinguishment of note payable and accrued interest – related party	$12,164	$-
Conversion feature of convertible note payable – related party accounted as derivative liability	$22,194	$-

See accompanying notes to these unaudited financial statements.

AURA SYSTEMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

THREE MONTHS ENDED MAY 31, 2024 AND 2023
(Unaudited)

(Amounts in thousands, except share and per share amounts)

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Aura Systems Inc., (“Aura”, the “Company”) a Delaware corporation, is engaged in the development, commercialization, manufacturing, licensing and sale of products and components based on its Axial Flux Induction technology for electric motors and generators. Our power generation solution based on axial flux induction is known as the AuraGen® for commercial and industrial applications and the VIPER for military applications. We are developing axial flux induction electric motors for industrial/commercial applications as well as for two- and four-wheel EV applications.

Basis of Presentation

The accompanying unaudited condensed financial statements as of and for the three months ended on May 31, 2024 and prior 2023, have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed financial statements reflect all adjustments of a normal recurring nature that are necessary for a fair presentation of the results for the periods presented. The Condensed Balance Sheet information as of February 29, 2024, was derived from the Company’s audited Financial Statements as of February 29, 2024, included in the Company’s Annual Report on Form 10-K filed with the SEC on June 4, 2024. These financial statements should be read in conjunction with that report. The results of operations for the period ended May 31, 2024, may not necessarily be indicative of the results of the full fiscal year ending February 28, 2025.

The Company’s fiscal year ends on the last calendar day of February. Accordingly, the current fiscal year will end on February 28, 2025, and is referred to as “Fiscal 2025”. Our prior fiscal years ended February 29, 2024, February 28, 2023, and 2022, and are referred to as “Fiscal 2024”, “Fiscal 2023” and “Fiscal 2022”, respectively.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has not yet generated sufficient revenues to fund operations, has experienced recurring operating losses and relies on debt and equity offerings to generate working capital.

During the three-month period ended May 31, 2024, the Company recognized net loss of $15,258 from operations and used cash in operating activities of $784. As of May 31, 2024, the Company also has a shareholder deficit of $35,627 and notes payable totaling $5,315 are also past due. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s February 29, 2024, financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

During the next twelve months the Company intends to continue to attempt to increase the Company’s operations and focus on development and sale of a family of axial flux motos for industrial/commercial and EV applications. In addition, we also focus on development and sale of our axial flux induction generators for commercial and military applications as well as for wind turbines and other environmental related applications. In addition, the Company plans to source new suppliers for manufacturing operations, rebuild the engineering and sales teams, and to the extent appropriate, utilize third party contractors to support the operation.

Inflation

Higher inflation, the actions by the Federal Reserve Bank to address inflation, most notably continuing increases in interest rates, and the volatility of energy prices create uncertainty about the future economic environment. The Company expects that the impact of these issues will continue to evolve. The Company believes these factors impacted the Company’s business in fiscal 2023 and fiscal 2024 and will continue to impact the Company’s business in fiscal 2025. The implications of higher government deficits and debt, tighter monetary policy, and higher long-term interest rates may drive a higher cost of capital for the business and an increase in the Company’s operating expenses.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. Significant estimates include assumptions made for inventory valuation, impairment testing of long-lived assets, the valuation allowance for deferred tax assets, assumptions used in valuing notes payable, derivative liabilities, assumptions used in valuing share-based compensation, and accruals for potential liabilities. Amounts could materially change in the future. Actual results could differ from those estimates.

Vendor Concentration

As of May 31, 2024 , four vendors accounted for 39%, 12%, 11% and 10% of the Company’s accounts payable.

As of February 29, 2024, four vendors accounted for 42%, 11%, 11% and 10% of accounts payable.

Revenue Recognition

The Company recognizes revenue in accordance with Financial Accounting Standard Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers.

Our primary source of revenue is the manufacture and delivery of axial flux induction motors and generator sets used primarily in mobile power applications. Our principal sales channel is sales to domestic end users and distributors and agents internationally. In accordance with ASC 606, the Company recognizes revenue, net of discounts, for our generator sets at the time of product delivery and acceptance by the customer (i.e. point-in-time), which also corresponds to the passage of legal title to the customer and the satisfaction of our performance obligation to the customer.

Share-Based Compensation

The Company periodically issues stock options and warrants, and shares of common stock to employees and non-employees in non-capital raising transactions for services and for financing costs. Share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the requisite service period. Recognition of compensation expense for non-employees is in the same period and manner as if the Company had paid cash for such services.

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

The following table sets forth by level, within the fair value hierarchy, the Company’s assets and liabilities at fair value as of May 31, 2024 and February 29, 2024:

(amounts in thousands)	May 31, 2024
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liability – convertible note conversion option	$-	$-	$17,171	$17,171
Total	$-	$-	$17,171	$17,171

February 29, 2024
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liability	$-	$-	$	$
Total	$-	$-	$	$

The Company estimated the fair value of the derivative liability using the Binomial Model.

The following table provides a roll-forward of the derivative liability measured at fair value on a recurring basis using unobservable level 3 inputs for the period ended May 31, 2024, as follows:

(amounts in thousands, except share data)	Fair Value of Derivative Warrant Liability
February 29, 2024	$-
Recognition of derivative liability for a convertible note payable conversion option	22,194
Change in fair value of derivative liability	(5,023)
Gain on extinguishment	-
May 31, 2024	$17,171

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

For the three months ended May 31, 2024, and 2023, the calculations of basic and diluted loss per share are the same because potentially dilutive securities would have had an anti-dilutive effect. The potentially dilutive securities consisted of the following:

	May 31 2024	May 31, 2023
Warrants	6,521,664	3,564,764
Options	4,250,000	4,250,000
Convertible notes	46,756,007	3,946,823
Total	57,527,671	12,500,209

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

Recent accounting pronouncements and guidance issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission (the “SEC”) did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 2 – CONVERTIBLE NOTES PAYABLE

	May 31 2024	February 29, 2024,
(amounts in thousands)
Convertible notes payable – past due	$1,513	$1,509
Unamortized debt discount	-	(1)
Net	$1,513	$1,508

In Fiscal 2013 and 2014, the Company issued six convertible notes payable in the aggregate of $4,000. The notes are unsecured, bear interest at 5% per annum and are convertible into shares of common stock at a conversion price of $1.40 per share, as adjusted. The notes were originally due in 2014 to 2017 and were all amended in 2018 to change the maturity date to January 11, 2023. As of May 31, 2024 and February 29, 2024, the outstanding balance of the convertible notes payable amounted to $1,403 and are past due.

In Fiscal 2024 the Company issued convertible notes payable to unrelated individuals and entities totaling $110 in exchange for cash. The notes are unsecured, bear interest at rate of 10% per annum, and mature in March 2024. The notes payable are convertible into shares of common stock at a conversion price of $0.20 per share. As of May 31, 2024 and February 29, 2024, the outstanding balance of the convertible notes payable amounted to $110 and $106, respectively, and are past due.

NOTE 3 – CONVERTIBLE NOTE PAYABLE-RELATED PARTY

Convertible note payable – related party consisted of the following:

	May 31, 2024	February 29, 2024
(amounts in thousands)
(a) Convertible note payable 1 – past due	$3,000	$3,000
(b) Convertible note payable 2 – past due	20	20
(c) Convertible note payable 3 - Kopple	9,261	-
Total	$12,281	$3,020

(a)	On January 24, 2017, the Company entered into a debt refinancing agreement with a former director and current shareholder of the Company. As part of the agreement, the Company issued a $3,000 convertible note. The convertible note is unsecured, bears interest at 5% per annum, and was due February 2, 2023. The convertible note is convertible into shares of common stock at a conversion price of $1.40 per share, as adjusted. As of May 31, 2024 and February 29, 2024, outstanding balance of the convertible note amounted to $3,000 and is past due.

(b)	On October 4, 2023, the Company issued a convertible note payable of $20 in exchange for cash to a member of the Company’s Board of Directors. The convertible note is unsecured, bears interest at rate of 10% per annum and matured in March 2024. The convertible note payable is convertible to common stock at a conversion price of $0.20 per share. As of May 31, 2024 and February 29, 2024, outstanding balance of the convertible note amounted to $3,000 and is past due.

(c)	In March 2022, the Company issued a note payable to Kopple (see Note 5). On March 7, 2024, the Company amended the note payable to Kopple. The amendment included, among other things (see Note 5) granting Kopple a conversion right to be able to convert the note payable into equity of the Company at a conversion price of the lower of $1.00 per share or 50% of the 10 day volume weighted average price of the Company’s common stock. As the amended Kopple note payable is convertible into common stock, it is now reported as a convertible note payable The conversion right will be effective August 30, 2024. The Company accounted for the amended terms of the note payable as a debt extinguishment and the existing note payable and accrued interest totaling $12,164 was derecognized and the amended convertible note payable was recorded at its fair value of $9,261 (see Note 5). The convertible note payable is secured by tangible and intangible assets of the Company, bears interest at a rate of 10% per annum and matures in June 2029. As of May 31, 2024, outstanding balance of the convertible note amounted to $9,261.

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

NOTE 4 – NOTES PAYABLE

Notes payable consisted of the following:

(amounts in thousands)	May 31, 2024	February 29, 2024
Secured notes payable
(a) Note payable-EID loan	$150	$150
(b) Notes payable-vehicle and equipment	85	106
(c) Note payable - software license	124	139
(d) Notes payable – machinery and other equipment	232	-

Unsecured notes payable
(e) Note payable-other	10	10
Total	$601	$405
Current	(163)	(119)
Non-current	438	286

(a) Note payable-EID loan

During Fiscal 2021, the Company received a $150 loan under the United States Small Business Administration (“SBA”) Economic Injury Disaster Loan (“EID Loan”) program. The loan is due July 1, 2050, interest accrues at 3.75% per annum, and is secured by the assets of the Company.

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

(c) Note payable-software license

During Fiscal 2024, the Company obtained a loan of $155 from a financing institution to finance the use of a third-party software license by the Company. The note payable is secured by tangible and intangible assets of the Company, bears interest at an average rate of 8% per annum and will mature in September 2026.

(d) Notes payable – machinery and other equipment

During Fiscal 2025, the Company obtained a loan of $274 from a financing institution to finance the purchase of a production machine by the Company. The note payable is secured by the production machine, bears a straight up fee of $74,285 to be paid over the course of the loan which will mature in April 2029.

In addition, the Company entered into a 60 month financing lease for a forklift with a cost of $47. The lease has an interest rate of 8%, include a bargain purchase option to acquire the forklift at the end of the lease term for a payment of one dollar.

The aggregate total of the note payable and financing lease obligation as of May 31, 2024 amounted $232.

(e) Note payable-other

As of May 31, 2024, and February 29, 2024, the Company has one note payable due to an individual issued in September 2015 that is payable on demand with an interest rate of 10% per annum.

NOTE 5 – NOTES PAYABLE-RELATED PARTIES

Notes payable-related parties consisted of the following:

(amounts in thousands)	May 31 2024	February 29, 2024

(a) Note payable-Kopple	$-	$10,915
(b) Note payable- Gagerman	82	82
(c) Note payable-Jiangsu Shengfeng	700	700
Total	782	11,697
Non-current	-	(7,065)
Current	$782	$4,632

(a) Note payable-Kopple

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

In June 2022, the first installment of $3,000 became due, of which $150 was only paid. Subsequently, the note was amended several times to extend the payment date of the remaining balance of $2,850 of the initial payment, and the Company incurred extension and forbearance fees totaling $335 that was recorded as part of interest expense. In January 2023, pursuant to the terms of the amended note payable, the Company started accruing interest on the outstanding note balance at a rate of 6% per annum, compounded annually. As of February 29, 2024, outstanding principal balance amount of $10,915.

In March 2024, the Company and Kopple again amended the note payable. The amendment (i) replaced the requirement to pay the $3,850 past due principal balance with the requirement to pay $2,000 on or before December 15, 2024; (ii) increased the stated interest rate to 10%; (iii) added a fee of $15 monthly until the Company makes a principal payment of $2 million by December 2024; (iv) effective August 30, 2024, the Company will grant Kopple the right (but not any obligation) to convert the note payable into equity of the Company at a conversion price equal to the lower of one dollar per share or 50% of the 10 day volume weighted average price per share of the Company’s common stock; (v) will require the Company to pay 20% of all collected revenues within 10 days of the end of each fiscal quarter; (vi) will require the Company to pay Kopple 20% of any amount raised in new capital in the form of equity, debt or convertible debt above $3.5 million; (vii) reduces the exercise price of the warrants granted to Kopple in March 2022 from $0.85 per share to $0.50 per share; and (vii) extends the warrant expiration date from March 8, 2029, to March 31, 2031.

The Company accounted for the amended terms of the note payable as a debt extinguishment because the present value of the cash flows under the amended debt terms is greater by 10% compared to the present value of the remaining cash flows under the original existing debt terms. Furthermore, the amendment granted a conversion option to the note holder and is deemed substantially different from the existing note. The Company recorded a loss on debt extinguishment of $19,324 as a result of this amendment, which is the difference between (i) the fair value of the amended convertible note payable of $9,261, combined with the fair value of the conversion option of $22,194 (see Note 8), and the change in the fair value of the amended warrants of $33, and (ii) the net carrying amount of the existing note payable of $12,164.

As a result, the net carrying amount of the existing note payable of $12,164 was derecognized and amended note payable was recorded at its fair value of $9,261. As the Kopple new note payable is now convertible to common stock, for financial reporting purposes, the new note payable of $9,261 is now reported as a convertible note payable (see Note 3).

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

(c) Jiangsu Shengfeng Note

On November 20, 2019, the Company owned 49% of a Chinese joint venture named Jiangsu Shengfeng. The Joint venture advanced Aura $700 in prior years for products that the Company failed to deliver to the joint venture. The Company reached an agreement with the joint venture regarding the return of $700 that had been advanced to the Company in prior years. As a result, in November 2019, the Company issued a non-interest-bearing promissory note for $700 to the joint venture to be paid over an 11-month period beginning March 15, 2020, through February 15, 2021. The joint venture stopped operations in 2020 as a result of COVID-19 and never resumed or restarted operations. In fiscal 2024 the joint venture was dissolved and liquidated. As of May 31, 2024, and 2023, the outstanding balance of this note payable amounted to $700.

The Company is currently in negotiations with the noteholder to settle or extinguish the note payable.

NOTE 6 – ACCRUED INTEREST

Accrued interest consisted of the following:

	May 31, 2024	February 29, 2024
(amounts in thousands)
Convertible notes payable (past due)	$455	$425
Convertible notes payable - related party - Kopple	232	-
Convertible notes payable - related party - others	901	863
Notes payable - related party – Kopple	-	1,226
Notes payable - related party - others	92	62
Notes payable	22	22

Total	$1,702	$2,598

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

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

(amounts in thousands)	May 31, 2024	May 31, 2023
Lease Cost
Operating lease cost (included in general and administration in the Company’s statement of operations)	$69	$70

Other Information
Cash paid for amounts included in the measurement of lease liabilities	$72	$71
Weighted average remaining lease term – operating leases (in years)	2.25	3.25
Average discount rate – operating leases	10.0%	10.0%

The supplemental balance sheet information related to leases for the period is as follows:

At May 31, 2024
Operating leases
Long-term right-of-use assets	$559

Short-term operating lease liabilities	$246
Long-term operating lease liabilities	358
Total operating lease liabilities	$604

Maturities of the Company’s lease liability is as follows:

Operating Lease
Years Ending February 28:
2025 (9 months)	$225
2026	299
2027	155
Total lease payments	679
Less: imputed interest/present value discount	(68)
Present value of lease liability	$604

NOTE 8 – DERIVATIVE LIABILITY

In March 2024, pursuant to the amendment of the Kopple note payable (see Note 5), the Company granted Kopple the right to convert the amended note payable into equity of the Company at a conversion price equal to the lower of one-dollar per share or 50% of the 10 day volume-weighted average price per share of the Company’s common stock. The Company analyzed the conversion option for derivative accounting consideration under ASC 815, Derivatives and Hedging, and determined that the conversion option should be classified as a derivative liability since it does not have an explicit limit to the number of shares to be delivered upon settlement of the conversion option. The derivative liability is remeasured to fair value at each reporting period, and the change in the fair value is recognized in earnings in the accompanying statements of operations. The Company estimated the fair value of the conversion option derivative liability using a Black-Scholes option pricing model and recorded the fair value of the derivative liability of $22,194 at March 7, 2024, the date of issuance, and $17,171 at May 31, 2024.

The following tables summarize the derivative liability:

(amounts in thousands, except share and per share data)	May 31, 2024	March 7, 2024 - Issuance
Stock price	$0.42	$0.15
Risk free interest rate	4.52%	4.07%
Expected volatility	181%	182%
Expected life in years	5.08	5.31
Expected dividend yield	0%	0%
Number of common stock issuable	41,964,867	151,481,943
Fair value of derivative liability	$17,171	$22,194

NOTE 9 – SHAREHOLDERS’ DEFICIT

Common Stock

During the three-months ended May 31, 2024, the Company issued 4,455,600 shares of common stock for approximately $1,117 in cash. As part of the offering, the Company also granted certain investors warrants to purchase 3,000,000 shares of common stock. The warrants are fully vested, exercisable at $1.00 per share and will expire in 3 years.

During the three-months ended May 31, 2023, the Company issued 2,586,362 shares of common stock for approximately $853 in cash

Stock Options

A summary of the Company’s stock option activity for the three-months ended May 31, 2024, is as follows:

(amounts in thousands, except share and per share data)	Number of Options	Exercise Price	Weighted Average Intrinsic Value
Outstanding, February 29, 2024	4,250,000	$0.37	$-
Granted	-	-	-
Exercised	-	-	-
Cancelled	-	-	-
Outstanding, May 31, 2024	4,250,000	$0.37	$-

As of May 31, 2024, the intrinsic value as these stock options amounted to $382. The exercise prices and information related to options under the 2011 Plan outstanding on May 31, 2024 is as follows:

Range of Exercise Price	Stock Options Outstanding	Stock Options Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price of Options Outstanding	Weighted Average Exercise Price of Options Exercisable
$0.25 to $.50	4,250,000	4,250,000	1.92	$0.37	$0.37

The Company granted no stock options under its stock option 2011 Plan for the three-month period ended May 31, 2023, and the three-month period ended February 29, 2024.

Warrants

A summary of the Company’s warrant activity for the three-months ended May 31, 2024, is as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding, February 29, 2024	3,521,664	$0.83
Granted	3,000,000	1.00
Exercised	-	-
Cancelled	-	-
Outstanding, May 31, 2024	6,521,664	$0.77

As noted above, during the three-months ended May 31, 2024, the Company issued warrants to purchase 3,000,000 shares of common stock. The warrants are fully vested, exercisable at $1.00 per share and will expire in 3 years.

There was no intrinsic value as of May 31, 2024, as the exercise prices of these warrants were greater than the market price of the Company’s stock. The exercise prices and information related to the warrants as of May 24, 2024, is as follows:

Range of Exercise Price	Stock Warrants Outstanding	Stock Warrants Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price of Warrants Outstanding	Weighted Average Exercise Price of Warrants Exercisable
$0.50 to $1.40	3,521,664	3,564,764	1.47	$0.83	0.83
$1.00	3,000,000	3,000,000	3.00	$1.00	$1.00

NOTE 10 – RELATED PARTY TRANSACTIONS

As of May 31, 2024, and February 29, 2024, BetterSea LLC was an 8.4% and 8.8%, respectively, shareholder of the Company. For the three months ending on May 31, 2024 and 2023, the Company incurred consulting fees to BetterSea of $ 40 and $36, respectively. As of May 31, 2024, and February 29, 2024, a total of approximately $ 221 and $213 respectively, was due to BetterSea and included accounts payable and accrued expenses.

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

In June 2022, Melvin Gagerman, the Company’s former CEO and CFO whose employment with Aura was permanently terminated in July 2019, brought suit against the Company for repayment of an allegedly unsecured demand promissory note in the principal amount of $82 which he claims was entered into in April 2014 and bears interest at a rate of 10% per annum. Despite the fact that, based on Gagerman’s allegations, the note was issued during a period when he was the Company’s CEO, CFO, Corporate Secretary and Chairman of Aura’s Board of Directors, Gagerman has stated that he does not possess a copy of the alleged promissory note. The Company disputes that any amount is presently owed to Gagerman and has filed a cross-complaint against him for, among things, conversion, violation of California Business& Professions Code §17200, and various breaches of fiduciary duty that the Company believes Gagerman committed against Aura, including without limitation, Gagerman’s actions in opposing the valid 2019 stockholder consent action (see Note 5).

On March 26, 2019, various stockholders of the Company controlling a combined total of more than 27.5 million shares delivered a signed written consent to the Company removing Ronald Buschur as a member of the Company’s Board and electing Cipora Lavut as a director of the Company. On March 27, 2019, those same stockholders delivered a further signed written consent to the Company removing William Anderson and Si Ryong Yu as members of the Company’s Board and electing Robert Lempert and David Mann as directors of the Company. These written consents represented a majority of the outstanding shares of the Company’s common stock as of March 26, 2019, and March 27, 2019, respectively. Because of Aura’s refusal to recognize the legal effectiveness of the consents, on April 8, 2019, the stockholders filed suit in the Court of Chancery of the State of Delaware pursuant to Section 225 of the Delaware General Corporations Law, seeking an order confirming the validity of the consents and declaring that Aura’s Board consists of Ms. Lavut, Mr. Mann, Dr. Lempert, Mr. Douglas and Mr. Diaz-Versón, Jr. On July 8, 2019 the Court of Chancery entered final judgment in favor of the stockholder plaintiffs, confirming that (a) Ronald Buschur, Si Ryong Yu and William Anderson had been validly removed by the holders of a majority of the Company’s outstanding stock acting by written consent (b) Ms. Lavut, Mr. Mann and Dr. Lempert had been validly elected by the holders of a majority of the Company’s outstanding stock acting by written consent, and (c) the Company’s Board of Directors validly consists of Cipora Lavut, David Mann, Robert Lempert, Gary Douglas and Salvador Diaz- Versón, Jr. As a result of prior management’s unsuccessful opposition to this stockholders’ action filed in the Court of Chancery, such stockholders may be potentially entitled to recoup their litigation costs from the Company under Delaware’s corporate benefit doctrine and/or other legal provisions. To date, no final determination has been made as to the amount of recoupment, if any, to which such stockholders may be entitled.

NOTE 12 – SUBSEQUENT EVENTS

Subsequent to May 31, 2024, the Company issued 2,480,000 shares of common stock for cash $235.

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

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include the following:

●	Our ability to generate positive cash flow from operations;

●	Our ability to obtain additional financing to fund our operations;

●	The impact of economic, political and market conditions on us and our customers;

●	The impact of unfavorable results of legal proceedings;

●	Our exposure to potential liability arising from possible errors and omissions, breach of fiduciary duty, breach of duty of care, waste of corporate assets and/or similar claims that may be asserted against us;

●	Our ability to compete effectively against competitors offering different technologies;

●	Our business development and operating development;

●	Our expectations of growth in demand for our products; and

●	Other risks described under the heading “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and those risks discussed in our other filings with the Securities and Exchange Commission, including those risks discussed under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended February 29, 2024, issued on June 4, 2024 (as the same may be updated from time to time in subsequent quarterly reports), which discussion is incorporated herein by this reference.

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

Overview

Our business is based on the exploitation of our Axial Flux Induction technology for both electric motors and generators. Our power generation solution based on axial flux induction is known as the AuraGen® for commercial and industrial applications and the VIPER for military applications. Aura’s axial flux induction technology provide: (i) higher motor/generator efficiency, that directly translated to lower cost for operations (ii) lighter and smaller machines that lead to lower manufacturing cost, (iii) higher reliability that results in less down time and maintenance cost, (iv) the only raw materials used for construction are copper and steel without any rare earth or any other types of permanent magnets. This immediately results in global availability without market risks as well as geopolitical risks of dependence on single source, and (v) the use of approximately 60% less of copper than the equivalent radial flux induction machines, results in less needed mining to extract the needed copper with direct positive environmental impact.

Our business model consists of three major components: (i) sales and marketing, iii) design and engineering and (iii) axial flux induction motors and generators manufacturing. Our sales and marketing approaches are composed of direct sales in North America and the use of agents and distributors in other areas. In addition, we are also exploring limited licensing of our technology to very large potential users as well as potential joint ventures with existing industrial motor/generator suppliers. The second component of our business model is focused on the design, engineer and commercialize of new commercial and industrial electric motors based on our axial flux induction for numerous applications such as pumps, compressors, and HVAC. We are also designing electric motors for both 2- and 4-wheel EV application, as well as, expending the product line for electric power generation. The third component of our business model is to set up manufacturing of the axial flux induction products being engineered and design.

We are currently completing a 250-kW electric motor prototype based on our axial flux induction for EV applications. This activity is in conjunction with a large European tier 1 automotive supplier interest and inputs. We have also in May 2024 completed the installation of our new smaller 10-kW mobile power generator on a Polaris type ATV platform for US military applications. We expect in the coming months to start shipping this new product to a specific customer. We are also currently in discussions for usage of our technology for numerous wind turbines applications.

In fiscal 2024 and first quarter of fiscal 2025 we have significantly increased our engineering capabilities with having hired experts’ engineers in thermo dynamics (Ph.D.), electromagnetic motor design (Ph.D.) Power electronics & control (Ph.D.) and mechanical design (M.S.M.E). We have also acquired the latest in advance engineering tools such as Ansys Maxwell finite elements, MATLAB and 3-D solid work. Our engineering, research and development costs for the three months ended May 31, 2024, were approximately $98.4.

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

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial conditions and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements requires management to make estimates and disclosures on the date of the financial statements. In preparing our financial statements, we have made our best estimates and judgments of certain amounts included in the financial statements. We use authoritative pronouncements, historical experience and other assumptions as the basis for making judgments. For these key estimates and assumptions, we made appropriate accounting estimates based on the facts and circumstances available as of the reporting date. To the extent that there are significant differences between these estimates and actual results, our financial statements may be materially affected. Significant estimates include assumptions made for inventory reserve, impairment testing of long-lived assets, the valuation allowance for deferred tax assets, assumptions used in valuing derivative liabilities, assumptions used in valuing share-based compensation, and accruals for potential liabilities. Amounts could materially change in the future. Actual results could differ from those estimates. There were no changes to our critical accounting policies described in the financial statements included in our Annual Report on Form 10-K for the fiscal year ended February 29, 2024, that impacted our condensed financial statements and related notes included herein.

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

Inflation

Higher inflation, the actions by the Federal Reserve Bank to address inflation, most notably continuing increases in interest rates, and rising energy prices create uncertainty about the future economic environment. The Company expects that the impact of these issues will continue to evolve. The Company believes these factors impacted the Company’s business in fiscals 2023 and 2024 and will continue to impact the Company’s business in fiscal 2025. The implications of higher government deficits and debt, tighter monetary policy, and higher long-term interest rates may drive a higher cost of capital for the business and an increase in the Company’s operating expenses.

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

Results of Operations

Three months ended May 31, 2024, compared to three months ended May 31, 2023

Net revenue was $47 for the three-months ended May 31, 2024, compared to $10 for the three-months ended May 31, 2023. Revenues continue to be negatively impacted due to a generally low level of resources on our legacy products as well as our shift to the development and production of the prototype for our new product line. We cannot project with confidence the timing or amount of revenue that we can expect until the prototype is completed, which should be in Fiscal 2025.

Cost of goods sold was $47 in the three-months ended May 31, 2024, compared to $15 for the three-months ended May 31, 2023. This resulted in a gross profit of $0 compared to a gross loss of $5 for the three-months ended May 31, 2023. The gross loss and related gross margin loss were largely influenced by the low volume of shipments in this quarter which reduced our ability to fully absorb fixed operating costs. In addition, the cost of goods sold in the three-months ended May 31, 2024, included an increase in the inventory reserve of $32.

Engineering, research and development expenses were $310 in the three-months ended May 31, 2024, compared to $207 for the three-months ended May 31, 2023.

Selling, general and administration (“SG&A”) expenses for the three months ending May 31, 2024, were $396 as compared to $508 for the three months ending May 31, 2024. A decreased by $112 or 22% in the three-month period ending May 31, 2024, compared to the three-months ended May 31, 2023.

Interest expense decreased by $153 to $275 from $428 for the three months ending May 31, 2024, and 2023 respectively.

Liquidity and Capital Resources

Going Concern

During the three-month period ended May 31, 2024, the Company recognized net loss of $15,258 from operation and used cash in operating activities of $784. As of May 31, 2024, the Company also has a shareholder deficit of $35,627 and notes payable totaling $5,315 are also past due. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s February 29, 2024, financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

At May 31, 2024, we had cash of approximately $297, compared to cash of approximately $124 at February 29, 2024. Subsequent to May 31, 2024, the Company issued 920,000 shares of common stock in exchange for cash proceeds of approximately $235.

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

Between July 2017 and March 2022, the Company was engaged in litigation with a former director, Robert Kopple, relating to more than $13,000 and the current equivalent of the approximately 23 million warrants, exercisable for seven years at a price of $0.10 per share, which Mr. Kopple and his affiliated entities (collectively the “Kopple”) claimed should have been originally issued to them pursuant to various agreements with the Company entered to between 2013-2016. In March 2022, the Company reached a settlement with Kopple that resolves all claims asserted against the Company without any admission, concession or finding of any fault, liability or wrongdoing on the part of the Company. Under the terms of the settlement, we have agreed to pay an aggregate amount of $10,000 over a period of seven years; $3,000 of which was originally to be paid in June 2022, and subsequently extended to August 1, 2023. Beginning in January 2023, interest began to accrue on the unpaid balance at a rate of 6%, compounded annually. All amounts, including all accrued interest and deferred forbearance fees, are to be paid no later than eight years from the date of the initial payment. As of the date of this report, the Company has not yet paid the full $3,000 installment due to Kopple; having only made a partial payment of $150 in June 2022. In March 2024, the Company and Kopple again amended the note payable. The amendment (i) replaced the requirement to pay the $3,850 past due principal balance with the requirement to pay $2,000 due December 15, 2024, effectively extending the payment of $1,850 to future periods; (ii) increased the stated interest rate to 10%; (iii) added a fee of $15 monthly until the Company makes a principal payment of $2 million by December 2024; (iv) effective August 30, 2024, the Company will grant Kopple a conversion right that gives Kopple the option to be able to convert the note payable into equity of the Company at a conversion price of the lower of $1.00 per share or 50% of the 10 day volume weighted average price of the Company’s common stock; (v) during Fiscal 2025, will require the Company to pay 20% of all collected revenues within 10 days of the end of each fiscal quarter; (vi) will require the Company to pay Kopple 20% of any amount raised in new capital in the form of equity, debt or convertible debt above $3.5 million; (vii) reduces the exercise price of the warrants granted to Kopple in March 2022 from $0.85 per share to $0.50 per share; and (vii) extends the warrant expiration date from March 8, 2029, to March 31, 2031.

See “Item 3. Legal Proceedings” and “Part IV, Item 15, Notes 9 and 17 to the Financial Statements” included in the Company’s Annual Report on Form 10-K filed with the SEC on May 31, 2024 for information regarding the dispute and settlement with Mr. Kopple regarding these transactions.

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

Changes in Internal Control over Financial Reporting

There have been no other changes in our internal control over financial reporting during our fiscal quarter ended May 31, 2024, not previously identified in our Annual Report on Form 10-K, for the fiscal year ended February 29, 2024 and issued on May 31, 2024 which have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

In 2017, the Company’s former COO was awarded approximately $238 in accrued salary and related charges by the California labor board. In August 2021, the Company reached a settlement by which the Company agreed to pay approximately $330, representing the principal award plus accrued interest. As of the time of this filing, the Company has paid the full amount toward the settlement amount. The remaining balance is zero

In March 2024, the Company and Kopple again amended the note payable. The amendment (i) replaced the requirement to pay the $3,850 past due principal balance with the requirement to pay $2,000 due December 15, 2024, effectively extending the payment of $1,850 to future periods; (ii) increased the stated interest rate to 10%; (iii) added a fee of $15 monthly until the Company makes a principal payment of $2 million by December 2024; (iv) effective August 30, 2024, the Company will grant Kopple a conversion right that gives Kopple the option to be able to convert the note payable into equity of the Company at a conversion price of the lower of $1.00 per share or 50% of the 10 day volume weighted average price of the Company’s common stock; (v) during Fiscal 2025, will require the Company to pay 20% of all collected revenues within 10 days of the end of each fiscal quarter; (vi) will require the Company to pay Kopple 20% of any amount raised in new capital in the form of equity, debt or convertible debt above $3.5 million; (vii) reduces the exercise price of the warrants granted to Kopple in March 2022 from $0.85 per share to $0.50 per share; and (vii) extends the warrant expiration date from March 8, 2029, to March 31, 2031.  The Company will account for this amendment in the first quarter ended March 31, 2024, for fiscal year 2025.

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

ITEM 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A, “Risk Factors,” of the Company’s Fiscal 2024 Annual Report on Form 10-K issued on June 4, 2024.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three-months ended May 31, 2024, the Company issued 4,455,600 shares of common stock for approximately $1,117 in net cash.

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

Date: July 22, 2024	AURA SYSTEMS, INC.
(Registrant)

	By:	/s/ Cipora Lavut
Cipora Lavut
President