Form 10-Q
period 2024-08-31
AURA SYSTEMS INC
filed 2024-10-22
CIK 826253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding October 11, 2024
Common Stock, par value $0.0001 per share	114,420,081 shares

AURA SYSTEMS, INC.

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AURA SYSTEMS, INC.

CONDENSED BALANCE SHEETS

	August 31, 2024	February 29, 2024
(amounts in thousands, except share data)	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$15	$124
Accounts receivable	16	-
Inventories	33	20
Prepaid and other current assets	83	175
Total current assets	147	319

Property and equipment, net	701	378
Operating lease right-of-use asset	496	607
Lease security deposit	160	160
Total assets	$1,504	$1,464

Liabilities and Shareholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$2,398	$2,625
Accrued interest	1,989	2,598
Customer advances	447	447
Convertible notes payable – past due	1,513	1,508
Convertible notes payable-related party, current portion – $3,020 past due	5,020	3,020
Notes payable current portion	145	119
Notes payable-related parties, current portion – past due	782	4,632
Operating lease liability, current portion	257	238
Derivative liability	20,799	-
Total current liabilities	33,350	15,187

Notes payable, non-current portion	395	286
Convertible note payable-related party, non-current portion	7,261	-
Notes payable-related parties, non-current portion	-	7,088
Operating lease liability	268	423
Total liabilities	41,274	22,984

Commitments and contingencies	-	-

Shareholders’ deficit
Common stock: $0.0001 par value; 150,000,000 shares authorized; 111,544,011 and 104,591,648 issued and outstanding August 31, 2024, and February 29, 2024, respectively	11	10
Additional paid-in capital	460,857	457,460
Accumulated deficit	(500,638)	(478,990)
Total shareholders’ deficit	(39,770)	(21,520)
Total liabilities and shareholders’ deficit	$1,504	$1,464

The accompanying notes are an integral part of these unaudited financial statements

AURA SYSTEMS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three-Months Ended		Six-Months Ended
	August 31,		August 31,
	2024	2023	2024	2023
(amounts in thousands, except share and per share data)
Net revenue	$3	$-	$50	$10
Cost of goods sold	(18)	80	29	95
Gross profit (loss)	21	(80)	21	(85)
Operating expenses
Engineering, research and development	239	287	549	494
Selling, general & administration	2,255	342	2,629	850
Total operating expenses	2,494	629	3,178	1,344
Loss from operations	(2,473)	(709)	(3,157)	(1,429)
Other income (expense):
Interest expense, net (including $282, $319, $553 and $781 to related parties, respectively)	(289)	(412)	(564)	(840)
Loss on debt extinguishment – related party	-	-	(19,324)	-
Change in fair value of derivative warrant liability	(3,628)	-	1,395	8
Other	-	1	2	-
Net loss	$(6,390)	$(1,120)	$(21,648)	$(2,261)

Basic and diluted loss per share	$(0.06)	$(0.01)	$(0.20)	$(0.02)
Basic and diluted weighted-average shares outstanding	111,377,205	98,332,041	108,509,632	97,184,290

See accompanying notes to these unaudited financial statements.

AURA SYSTEMS, INC.

CONDENSED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(Unaudited)

Three Months and Six Months Ended August 31, 2023

(amounts in thousands, except share data)	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Deficit
Balance, February 28, 2023	94,648,346	$9	$454,507	$(474,774)	$(20,258)
Common shares issued for cash	2,586,362	-	853	-	853
Net loss	-	-	-	(1,141)	(1,141)
Balance, May 31, 2023	97,234,708	9	455,360	(475,915)	(20,546)
Common shares issued for cash	2,290,909	1	756	-	757
Net loss	-	-	-	(1,120)	(1,120)
Balance, August 31, 2023 (unaudited)	99,525,617	$10	$456,116	$(477,035)	$(20,909)

Three Months and Six Months Ended August 31, 2024

(amounts in thousands, except share data)	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Deficit
Balance, February 29, 2024	104,591,648	$10	$457,460	$(478,990)	$(21,520)
Common shares issued for cash	4,455,600	1	1,117	-	1,118
Fair value of modified warrants - related party			33		33
Net loss	-	-	-	(15,258)	(15,258)
Balance, May 31, 2024	109,047,248	11	458,610	(494,248)	(35,627)
Common shares issued for cash	2,496,763	-	646	-	646
Fair value of stock options			1,601		1,601
Net loss	-	-	-	(6,390)	(6,390)
Balance, August 31, 2024 (unaudited)	111,544,011	$11	$460,857	$(500,638)	$(39,770)

See accompanying notes to these unaudited financial statements.

AURA SYSTEMS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	August 31, 2024	August 31, 2023
(amounts in thousands)
Net loss	$(21,648)	$(2,261)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation and amortization	65	52
Amortization of debt discount	5	-
Inventory write-down	20	58
Loss on debt extinguishment – related party	19,324	-
Change in fair value of derivative liability	(1,395)	(8)
Fair value of stock options	1,601	-
Changes in operating assets and liabilities:
Accounts receivable	(16)	-
Inventory	(33)	(4)
Prepaid and other current assets	92	93
Operating lease right-of-use asset	111	99
Accounts payable, accrued expenses and customer advances	(226)	(137)
Accrued interest	617	683
Customer advances	-	(7)
Operating lease liability	(136)	(100)
Cash used in operating activities	(1,619)	(1,532)

Cash used in investing activities:
Purchase of property and equipment	(67)	-
Cash used in investing activities	(67)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,764	1,610
Principal payments of notes payable	(187)	(41)
Cash provided by financing activities	1,577	1,569

Net increase (decrease) in cash and cash equivalents	(109)	37
Cash and cash equivalents-beginning of period	124	15
Cash and cash equivalents-end of period	$15	$52
Cash paid for:
Interest	$-	$85
Income taxes	$-	$-

Supplemental schedule of non-cash transactions:
Fair value of modified warrants - related party	$33	$-
Notes payable issued for the purchase of property and equipment	$321	$-
Fair value of a convertible note payable	$9,261	$-
Extinguishment of note payable and accrued interest – related party	$12,164	$-
Conversion feature of convertible note payable – related party accounted as derivative liability	$22,194	$-
Reclassification of prepaid expense to property and equipment	$-	$21
Adjustment to interest expense to account for the effective interest rate of note payable	$-	$61

See accompanying notes to these unaudited financial statements.

AURA SYSTEMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED AUGUST 31, 2024 AND 2023
(Unaudited)

(Amounts in thousands, except share and per share amounts)

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Aura Systems Inc., (“Aura”, the “Company”) a Delaware corporation, is engaged in the development, commercialization, manufacturing, licensing and sale of products and components based on its Axial Flux Induction technology for electric motors and generators. Our power generation solution based on axial flux induction is known as the AuraGen® for commercial and industrial applications and the VIPER for military applications. We are developing axial flux induction electric motors for industrial/commercial applications as well as for two-and four-wheel EV applications.

Basis of Presentation

The accompanying unaudited condensed financial statements as of and for the six months ended on August 31, 2024 and prior 2023, have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed financial statements reflect all adjustments of a normal recurring nature that are necessary for a fair presentation of the results for the periods presented. The Condensed Balance Sheet information as of February 29, 2024, was derived from the Company’s audited Financial Statements as of February 29, 2024, included in the Company’s Annual Report on Form 10-K filed with the SEC on June 4, 2024. These financial statements should be read in conjunction with that report. The results of operations for the period ended August 31, 2024, may not necessarily be indicative of the results of the full fiscal year ending February 28, 2025.

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

During the six-month period ended August 31, 2024, the Company recognized a net loss from operations of $21,648 and used cash in operating activities of $1,619. As of August 31, 2024, the Company also has a shareholder deficit of $39,770 and notes payable totaling $5,315 are also past due. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s February 29, 2024, financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

In the event if the Company is unable to generate profits and is unable to obtain financing for its working capital requirements, it may have to curtail its business further or cease business altogether. Substantial additional capital resources will be required to fund continuing expenditures related to our research, development, manufacturing and business development activities. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to retain its current financing, to obtain additional financing, and ultimately to attain profitability.

During the next twelve months the Company intends to continue to attempt to increase the Company’s operations and focus on the development and sale of a family of axial flux motos for industrial/commercial and EV applications. In addition, we also focus on development and sale of our axial flux induction generators for commercial and military applications as well as for wind turbines and other environmental related applications. In addition, the Company plans to source new suppliers for manufacturing operations, rebuild the engineering and sales teams, and to the extent appropriate, utilize third party contractors to support the operation.

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

Vendor Concentration

As of August 31, 2024, four vendors accounted for 38%, 12%, 11% and 10% of accounts payable.

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

The following table sets forth by level, within the fair value hierarchy, the Company’s assets and liabilities at fair value as of August 31, 2024 and February 29, 2024:

	August 31, 2024
(amounts in thousands)	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liability – convertible note conversion option	$-	$-	$20,799	$20,799
Total	$-	$-	$20,799	$20,799

February 29, 2023
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liability	$-	$-	$	$
Total	$-	$-	$	$

The Company estimated the fair value of the derivative liability using the Binomial Model.

The following table provides a roll-forward of the derivative liability measured at fair value on a recurring basis using unobservable level 3 inputs for the period ended August 31, 2024, as follows:

(amounts in thousands, except share data)	Fair Value of Derivative Warrant Liability
February 29, 2024	$-
Recognition of derivative liability for a convertible note payable conversion option	22,194
Change in fair value of derivative liability	(1,395)
Gain on extinguishment	-
August 31, 2024	$20,799

Loss per share

The Company’s loss per share amounts have been computed based on the weighted average number of shares of common stock outstanding for the period. Basic earnings (loss) per share is computed by dividing net earnings (loss) available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is computed by dividing net earnings (loss) available to common shareholders by the weighted average number of shares of common stock assuming all potential shares had been issued, and the additional shares of common stock were dilutive. Diluted earnings (loss) per share reflects the potential dilution, using the as-if-converted method for convertible debt, and the treasury stock method for options and warrants, which could occur if all potentially dilutive securities were exercised.

For the six months ended August 31, 2024, and 2023, the calculations of basic and diluted loss per share are the same because potentially dilutive securities would have had an anti-dilutive effect. The potentially dilutive securities consisted of the following:

	August 31 2024	August 31, 2023
Warrants	6,511,664	3,564,764
Options	8,250,000	4,250,000
Convertible notes	71,472,044	3,986,274
Total	86,233,708	11,801,038

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

NOTE 2 – CONVERTIBLE NOTES PAYABLE

	August 31 2024	February 29, 2024,
(amounts in thousands)
(a) Convertible notes payable 1 – past due	$1,403	$1,403
(b) Convertible notes payable 2 – past due	110	$106
Unamortized debt discount	-	(1)
Net	$1,513	$1,508

(a)	In Fiscal 2013 and 2014, the Company issued six convertible notes payable in the aggregate of $4,000. The notes are unsecured, bear interest at 5% per annum and are convertible into shares of common stock at a conversion price of $1.40 per share, as adjusted. The notes were originally due in 2014 to 2017 and were all amended in 2018 to change the maturity date to January 11, 2023. As of August 31, 2024 and February 29, 2024, the outstanding balance of the convertible notes payable amounted to $1,403 and are past due.

(b)	In Fiscal 2024 the Company issued convertible notes payable to unrelated individuals and entities totaling $110 in exchange for cash. The notes are unsecured, bear interest at rate of 10% per annum, and matured in March 2024. The notes payable are convertible into shares of common stock at a conversion price of $0.20 per share. As of August 31, 2024 and February 29, 2024, the outstanding balance of the convertible notes payable amounted to $110 and $106, respectively, and are past due.

NOTE 3 – CONVERTIBLE NOTE PAYABLE-RELATED PARTY

Convertible note payable – related party consisted of the following:

	August 31, 2024	February 29, 2024
(amounts in thousands)
(a) Convertible note payable 1 – past due	$3,000	$3,000
(b) Convertible note payable 2 – past due	20	20
(c) Convertible note payable 3 – Kopple (see Note 5)	9,261	-
Total	$12,281	$3,020
Current	(5,020)	-
Non-current	$7,261	$-

(a)	On January 24, 2017, the Company entered into a debt refinancing agreement with a former director and current shareholder of the Company. As part of the agreement, the Company issued a $3,000 convertible note. The convertible note is unsecured, bears interest at 5% per annum, and was due February 2, 2023. The convertible note is convertible into shares of common stock at a conversion price of $1.40 per share, as adjusted. As of August 31, 2024 and February 29, 2024, the outstanding balance of the convertible note amounted to $3,000 and is past due.

(b)	On October 4, 2023, the Company issued a convertible note payable of $20 in exchange for cash to a member of the Company’s Board of Directors. The convertible note is unsecured, bears interest at rate of 10% per annum and matured in March 2024. The convertible note payable is convertible to common stock at a conversion price of $0.20 per share. As of August 31, 2024 and February 29, 2024, the outstanding balance of the convertible note amounted to $20 and is past due.

(c)	In March 2022, the Company issued a note payable to Kopple (see Note 5). On March 7, 2024, the Company amended the note payable to Kopple. The amendment included, among other things granting Kopple a conversion right to be able to convert the note payable into equity of the Company at a conversion price of the lower of $1.00 per share or 50% of the 10 day volume weighted average price of the Company’s common stock. As the amended Kopple note payable is convertible into common stock, it is now reported as a convertible note payable. The conversion right became effective on August 30, 2024. The Company accounted for the amended terms of the note payable as a debt extinguishment and the existing note payable and accrued interest totaling $12,164 was derecognized and the amended convertible note payable was recorded at its fair value of $9,261. The convertible note payable is secured by tangible and intangible assets of the Company, bears interest at a rate of 10% per annum and matures in June 2029. As of August 31, 2024, the outstanding balance of the convertible note amounted to $9,261.

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

NOTE 4 – NOTES PAYABLE

Notes payable consisted of the following:

(amounts in thousands)	August 31, 2024	February 29, 2024
Secured notes payable
(a) Note payable-EID loan	$150	$150
(b) Notes payable-vehicle and equipment	66	106
(c) Note payable - software license	21	139
(d) Notes payable – machinery and other equipment	293	-

Unsecured notes payable
(e) Note payable-other	10	10
Total	$540	$405
Current	(145)	(119)
Non-current	$395	$286

(a) Note payable-EID loan

During Fiscal 2021, the Company received a $150 loan under the United States Small Business Administration (“SBA”) Economic Injury Disaster Loan (“EID Loan”) program. The loan is due July 1, 2050, interest accrues at 3.75% per annum and is secured by the assets of the Company.

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

In addition, the Company entered into a 60-month financing lease for a forklift with a cost of $47. The lease has an interest rate of 8%, including a bargain purchase option to acquire the forklift at the end of the lease term for a payment of one dollar.

The aggregate total of the note payable and financing lease obligation as of August 31, 2024, amounted to $293.

(e) Note payable-other

As of August 31, 2024, and February 29, 2024, the Company has one note payable due to an individual issued in September 2015 that is payable on demand with an interest rate of 10% per annum.

NOTE 5 – NOTES PAYABLE-RELATED PARTIES

Notes payable-related parties consisted of the following:

(amounts in thousands)	August 31 2024	February 29, 2024
(a) Note payable-Kopple (see Note 3)	$-	$10,915
(b) Note payable- Gagerman – past due	82	82
(c) Note payable-Jiangsu Shengfeng – past due	700	700
Total	782	11,697
Non-current	-	(7,065)
Current	$782	$4,632

(a) Note payable-Kopple

In fiscals 2013 through 2018, the Company issued notes payable to Robert Kopple and associated entities (collectively “Kopple”) in the aggregate of $6,107. Robert Kopple is the former Vice-Chairman of the Company’s Board of Directors and is a current shareholder in the Company. Beginning in 2017, Kopple brought suit against the Company for repayment of the notes. On March 14, 2022, the Company reached an agreement with Kopple to resolve all remaining litigation between them, including all amounts owed to Kopple under the notes. Under the terms of the settlement, the Company agreed to issue a new note and pay Kopple an aggregate amount of $10,000 to be paid in installments, of which, $3,000 was due in June 2022, and the remaining $7,000 to be paid over seven years at $1,000 per year. Additionally, the settlement agreement granted Kopple warrants exercisable into 3,331,664 shares of the Company’s common stock at a price of $0.85 per share.

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

In March 2024, the Company and Kopple again amended the note payable. The amendment (i) replaced the requirement to pay the $3,850 past due principal balance with the requirement to pay $2,000 on or before December 15, 2024; (ii) increased the stated interest rate to 10%; (iii) added a fee of $15 monthly until the Company makes a principal payment of $2 million by December 2024; (iv) effective August 30, 2024, the Company granted Kopple the right (but not any obligation) to convert the note payable into equity of the Company at a conversion price equal to the lower of one dollar per share or 50% of the 10 day volume weighted average price per share of the Company’s common stock; (v) will require the Company to pay 20% of all collected revenues within 10 days of the end of each fiscal quarter; (vi) will require the Company to pay Kopple 20% of any amount raised in new capital in the form of equity, debt or convertible debt above $3.5 million; (vii) reduces the exercise price of the warrants granted to Kopple in March 2022 from $0.85 per share to $0.50 per share; and (vii) extends the warrant expiration date of the warrants granted to Kopple in March 2022 from March 8, 2029, to March 31, 2031.

The Company accounted for the amended terms of the note payable as a debt extinguishment because the present value of the cash flows under the amended debt terms is greater by more than 10% compared to the present value of the remaining cash flows under the original existing debt terms. Furthermore, the amendment granted a conversion option to the note holder and is deemed substantially different from the existing note. The Company recorded a loss on debt extinguishment of $19,324 as a result of this amendment, which is the difference between (i) the fair value of the amended convertible note payable of $9,261, combined with the fair value of the conversion option of $22,194 (see Note 8), and the change in the fair value of the amended warrants of $33, and (ii) the net carrying amount of the existing note payable of $12,164.

As a result, the net carrying amount of the existing note payable of $12,164 was derecognized and amended note payable was recorded at its fair value of $9,261. As the Kopple new note payable is now convertible to common stock, for financial reporting purposes, the new note payable of $9,261 is reported as a convertible note payable (see Note 3).

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

(c) Jiangsu Shengfeng Note

On November 20, 2019, the Company owned 49% of a Chinese joint venture named Jiangsu Shengfeng. The Joint venture advanced Aura $700 in prior years for products that the Company failed to deliver to the joint venture. The Company reached an agreement with the joint venture regarding the return of $700 that had been advanced to the Company in prior years. As a result, in November 2019, the Company issued a non-interest-bearing promissory note for $700 to the joint venture to be paid over an 11-month period beginning March 15, 2020, through February 15, 2021. The joint venture stopped operations in 2020 as a result of COVID-19 and never resumed or restarted operations. In early fiscal 2024 the joint venture was dissolved and liquidated. As of August 31, 2024, and December 31, 2023, the outstanding balance of this note payable amounted to $700.

NOTE 6 – ACCRUED INTEREST

Accrued interest consisted of the following:

	August 31, 2024	February 29, 2024
(amounts in thousands)
Convertible notes payable (past due)	$470	$425
Convertible notes payable - related party – Kopple	463	-
Convertible notes payable - related party – others	940	863
Notes payable - related party – Kopple	-	1,226
Notes payable - related party – others	94	62
Notes payable	22	22
Total	$1,989	$2,598

NOTE 7 – LEASES

Our administrative and production operations, including warehousing, are housed in an approximately 18,000 square foot facility in Lake Forest, California. The Lake Forest lease is for 66-months effective February 2021 through August 31, 2026. The initial monthly base rental rate was approximately $22 per month and escalates 3% each year to approximately $26 per month in 2026. The lease liability was determined by discounting the future lease payments under the lease terms using a 10% per annum discount rate to arrive at the current lease liability.

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

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

(amounts in thousands)	August 31, 2024	August 31, 2023
Lease Cost
Operating lease cost (included in general and administration in the Company’s statement of operations)	$187	$139

Other Information
Cash paid for amounts included in the measurement of lease liabilities	$141	$141
Weighted average remaining lease term – operating leases (in years)	2.00	3.00
Average discount rate – operating leases	10.0%	10.0%

The supplemental balance sheet information related to leases for the period is as follows:

At August 31, 2024
Operating leases
Long-term right-of-use assets	$496

Short-term operating lease liabilities	$257
Long-term operating lease liabilities	268
Total operating lease liabilities	$525

Maturities of the Company’s lease liability is as follows:

Operating Lease
Years Ending February 28:
2025 (6 months)	$121
2026	299
2027	155
Total lease payments	575
Less: imputed interest/present value discount	(50)
Present value of lease liability	$525

NOTE 8 – DERIVATIVE LIABILITY

In March 2024, pursuant to the amendment of the Kopple note payable (see Notes 3 and 5), the Company granted Kopple the right to convert the amended note payable into equity of the Company at a conversion price equal to the lower of one-dollar per share or 50% of the 10 day volume-weighted average price per share of the Company’s common stock. The Company analyzed the conversion option for derivative accounting consideration under ASC 815, Derivatives and Hedging, and determined that the conversion option should be classified as a derivative liability since it does not have an explicit limit to the number of shares to be delivered upon settlement of the conversion option. The derivative liability is remeasured to fair value at each reporting period, and the change in the fair value is recognized in earnings in the accompanying statements of operations. The Company estimated the fair value of the conversion option derivative liability using a Black-Scholes option pricing model and recorded the fair value of the derivative liability of $22,194 at March 7, 2024, the date of issuance, and $20,799 at August 31, 2024.

The following tables summarize the derivative liability:

(amounts in thousands, except share and per share data)	August 31, 2024	March 7, 2024 - Issuance
Stock price	$0.32	$0.15
Risk free interest rate	3.71%	4.07%
Expected volatility	184%	182%
Expected life in years	4.83	5.31
Expected dividend yield	0%	0%
Number of common stock issuable	66,625,475	151,481,943
Fair value of derivative liability	$20,799	$22,194

NOTE 9 – SHAREHOLDERS’ DEFICIT

Common Stock

During the six-months ended August 31, 2024, the Company issued 6,952,363 shares of common stock for approximately $1,764 in cash. As part of the offering, the Company also granted certain investors warrants to purchase 3,000,000 shares of common stock. The warrants are fully vested, exercisable at $1.00 per share, and will expire in 3 years.

During the six-months ended August 31, 2023, the Company issued 4,877,271 shares of common stock for approximately $1,610 in cash.

Stock Options

A summary of the Company’s stock option activity for the six-months ended August 31, 2024, is as follows:

(amounts in thousands, except share and per share data)	Number of Options	Exercise Price	Weighted Average Intrinsic Value
Outstanding, February 29, 2024	4,250,000	$0.37	$-
Granted	4,000,000	0.50	-
Exercised	-	-	-
Cancelled	-	-	-
Outstanding, August 31, 2024	8,250,000	$0.37	$-

The Company granted no stock options under its stock option 2011 Plan for the six-month period ended August 31, 2023.

During the six months ended August 31, 2024, the Company’s Board of Directors approved options exercisable into 4,000,000 shares to be issued pursuant to the Company’s 2011 Plan. 3,000,000 options were issued to Board members and 1,000,000 options were issued to an employee, with immediate vesting.

The stock options are exercisable at a price of $0.50 per share and expire in ten years. The total fair value of these options at grant date was approximately $1,601, which was determined using a Black-Scholes option pricing model with the following average assumption: stock price of $0.42 share, expected term of five years, volatility of 182%, dividend rate of 0%, and weighted average risk-free interest rate of 4.52%. The expected term represents the weighted-average period of time that share option awards granted are expected to be outstanding giving consideration to vesting schedules and historical participant exercise behavior; the expected volatility is based upon historical volatility of the Company’s common stock; the expected dividend yield is based on the fact that the Company has not paid dividends in the past and does not expect to pay dividends in the future; and the risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of measurement corresponding with the expected term of the share option award.

As of August 31, 2024, the intrinsic value as these stock options amounted to $158. The exercise prices and information related to options under the 2011 Plan outstanding on August 31, 2024 is as follows:

Range of Exercise Price	Stock Options Outstanding	Stock Options Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price of Options Outstanding	Weighted Average Exercise Price of Options Exercisable
$0.25 to $.50	8,250,000	8,250,000	5.31	$0.43	$0.43

Warrants

A summary of the Company’s warrant activity for the six-months ended August 31, 2024, is as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding, February 29, 2024	3,521,664	$0.83
Granted	3,000,000	1.00
Exercised	-	-
Cancelled	(10,000)	1.40
Outstanding, August 31, 2024	6,511,664	$0.73

There was no intrinsic value as of August 31, 2024, as the exercise prices of these warrants were greater than the market price of the Company’s stock. The exercise prices and information related to the warrants as of August 24, 2024, is as follows:

Range of Exercise Price	Stock Warrants Outstanding	Stock Warrants Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price of Warrants Outstanding	Weighted Average Exercise Price of Warrants Exercisable
$0.50	3,511,664	3,511,664	6.37	$0.50	0.50
$1.00	3,000,000	3,000,000	2.68	$1.00	$1.00

NOTE 10 – RELATED PARTY TRANSACTIONS

As of August 31, 2024, and February 29, 2024, BetterSea LLC was an 8.4% and 8.8%, respectively, shareholder of the Company. For the six months ending on August 31, 2024 and 2023, the Company incurred consulting fees to BetterSea of $82 and $80, respectively. As of August 31, 2024, and February 29, 2024, a total of approximately $213 and $213 respectively, was due to BetterSea and included accounts payable and accrued expenses.

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

NOTE 12 – SUBSEQUENT EVENTS

Subsequent to August 31, 2024, the Company issued 2,876,070 shares of common stock for cash $719.

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

In fiscal 2024 and first quarter of fiscal 2025 we have significantly increased our engineering capabilities with having hired experts’ engineers in thermo dynamics (Ph.D.), electromagnetic motor design (Ph.D.) Power electronics & control (Ph.D.) and mechanical design (M.S.M.E). We have also acquired the latest in advance engineering tools such as Ansys Maxwell finite elements, MATLAB and 3-D solid work. Our engineering, research and development costs for the three months ended August 31, 2024, were approximately $98.4.

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

Results of Operations

Three months ended August 31, 2024, compared to three months ended August 31, 2023

Net revenue was $3 for the three-months ended August 31, 2024, compared to $0 for the three-months ended August 31, 2023. Revenues continue to be negatively impacted due to a generally low level of resources on our legacy products as well as our shift to the development and production of the prototype for our new product line. We cannot project with confidence the timing or amount of revenue that we can expect until the prototype is completed, which should be in Fiscal 2025.

Cost of goods sold was $(18) in the three-months ended August 31, 2024, compared to $80 for the three-months ended August 31, 2023. The gross loss and related gross margin loss were largely influenced by the low volume of shipments in this quarter which reduced our ability to fully absorb fixed operating costs.

Engineering, research and development expenses were $239 in the three-months ended August 31, 2024, compared to $287 for the three-months ended August 31, 2023.

Selling, general and administration (“SG&A”) expenses for the three months ending August 31, 2024, were $2,255 as compared to $342 for the three months ending August 31, 2023, an increased by $1,913 or 559%. The increase in SG&A was due to increased headcount and pay increases, and $1,601 in stock-based compensation, which did not occur in the prior year period.

Interest expense decreased by $123 to $289 from $412 for the three months ending August 31, 2024, and 2023 respectively.

Six months ended August 31, 2024, compared to six months ended August 31, 2023

Net revenue was $50 for the six-months ended August 31, 2024, compared to $10 for the six-months ended August 31, 2023. Revenues continue to be negatively impacted due to a generally low level of resources on our legacy products as well as our shift to the development and production of the prototype for our new product line. We cannot project with confidence the timing or amount of revenue that we can expect until the prototype is completed, which should be in Fiscal 2025.

Cost of goods sold was $29 in the six months ended August 31, 2024, compared to $95 for the six-months ended August 31, 2023. This resulted in a gross profit of $21 compared to a gross loss of $85 for the six-months ended August 31, 2023. The cost of goods sold in the six-months ended August 31, 2024, included an increase in the inventory reserve of $20. The gross loss and related gross margin for the six-months ended August 31, 2023 were largely influenced by the low volume of shipments in this quarter which reduced our ability to fully absorb fixed operating costs.

Engineering, research and development expenses were $549 in the six-months ended August 31, 2024, compared to $494 for the six-months ended August 31, 2023.

Selling, general and administration (“SG&A”) expenses for the six months ending August 31, 2024, were $2,629 as compared to $850 for the six months ending August 31, 2023, an increased by $1,779 or 209%. The increase in SG&A was due to increased headcount and pay increases, and $1,601 in stock-based compensation, which did not occur in the prior period.

Interest expense decreased by $276 to $564 from $840 for the six months ending August 31, 2024, and 2023 respectively.

Liquidity and Capital Resources

Going Concern

During the six-month period ended August 31, 2024, the Company recognized net loss of $21,648 from operation and used cash in operating activities of $1,619. As of August 31, 2024, the Company also has a shareholder deficit of $39,770 and notes payable totaling $5,315 are also past due. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s February 29, 2024, financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

At August 31, 2024, we had cash of $15, compared to cash of approximately $124 at February 29, 2024. Subsequent to August 31, 2024, the Company issued 2,876,070 shares of common stock in exchange for cash proceeds of approximately $719.

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

See “Item 3. Legal Proceedings” and “Part IV, Item 15, Notes 9 and 17 to the Financial Statements” included in the Company’s Annual Report on Form 10-K filed with the SEC on August 31, 2024 for information regarding the dispute and settlement with Mr. Kopple regarding these transactions.

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

Changes in Internal Control over Financial Reporting

There have been no other changes in our internal control over financial reporting during our fiscal quarter ended August 31, 2024, not previously identified in our Annual Report on Form 10-K, for the fiscal year ended February 29, 2024 and issued on August 31, 2024 which have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

In 2017, the Company’s former COO was awarded approximately $238 in accrued salary and related charges by the California labor board. In August 2021, the Company reached a settlement by which the Company agreed to pay approximately $330, representing the principal award plus accrued interest. As of the time of this filing, the Company has paid the full amount toward the settlement amount, leaving no remaining balance.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six-months ended August 31, 2024, the Company issued 7,875,600 shares of common stock for approximately $1,763 in net cash.

ITEM 3. Defaults Upon Senior Securities.

None

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information.

None.

ITEM 6. Exhibits

31.1	Certification pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

31.2	Certification pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 21, 2024	AURA SYSTEMS, INC.
(Registrant)

	By:	/s/ Cipora Lavut
Cipora Lavut
President