Form 10-Q
period 2024-11-30
AURA SYSTEMS INC
filed 2025-01-21
CIK 826253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding January 17, 2025
Common Stock, par value $0.0001 per share	115,780,011

AURA SYSTEMS, INC.

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AURA SYSTEMS, INC.

CONDENSED BALANCE SHEETS

	November 30, 2024	February 29, 2024
(amounts in thousands, except share data)	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$21	$124
Inventories	38	20
Prepaid and other current assets	200	175
Total current assets	259	319

Property and equipment, net	663	378
Operating lease right-of-use asset	457	607
Lease security deposit	160	160
Total assets	$1,539	$1,464

Liabilities and Shareholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$2,475	$2,625
Accrued interest	2,282	2,598
Customer advances	447	447
Convertible notes payable – past due	1,513	1,508
Convertible notes payable-related party, current portion – $3,020 past due	4,270	3,020
Notes payable current portion	275	119
Notes payable-related parties, current portion – past due	782	4,632
Operating lease liability, current portion	263	238
Derivative liability	19,993	-
Total current liabilities	32,300	15,187

Notes payable, non-current portion	454	286
Convertible note payable-related party, non-current portion	8,015	-
Notes payable-related parties, non-current portion	-	7,088
Operating lease liability	221	423
Total liabilities	40,990	22,984

Commitments and contingencies	-	-

Shareholders’ deficit
Common stock: $0.0001 par value; 150,000,000 shares authorized; 114,860,011 and 104,591,648 issued and outstanding November 30, 2024, and February 29, 2024, respectively	11	10
Additional paid-in capital	461,716	457,460
Accumulated deficit	(501,178)	(478,990)
Total shareholders’ deficit	(39,451)	(21,520)
Total liabilities and shareholders’ deficit	$1,539	$1,464

The accompanying notes are an integral part of these unaudited financial statements

AURA SYSTEMS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three-Months Ended		Nine-Months Ended
	November 30,		November 30,
	2024	2023	2024	2023
(amounts in thousands, except share and per share data)
Net revenue	$-	$47	$50	$57
Cost of goods sold	-	99	29	194
Gross profit (loss)	-	(52)	21	(137)
Operating expenses
Engineering, research and development	196	33	745	528
Selling, general & administration	673	494	3,302	1,344
Total operating expenses	869	527	4,047	1,872
Loss from operations	(869)	(579)	(4,026)	(2,009)
Other income (expense):
Interest expense, net (including $261, $200, $814 and $981 to related parties, respectively)	(479)	(332)	(1,043)	(1,171)
Loss on debt extinguishment – related party	-	-	(19,324)	-
Change in fair value of derivative warrant liability	808	-	2,203	9
Other	-	1	2	-
Net loss	$(540)	$(910)	$(22,188)	$(3,171)

Basic and diluted loss per share	$(0.00)	$(0.01)	$(0.20)	$(0.03)
Basic and diluted weighted-average shares outstanding	112,991,402	100,396,097	109,904,351	98,247,106

See accompanying notes to these unaudited financial statements.

AURA SYSTEMS, INC.

CONDENSED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(Unaudited)

Three Months and Nine Months Ended November 30, 2024

(amounts in thousands, except share data)	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Deficit
Balance, February 29, 2024	104,591,648	$10	$457,460	$(478,990)	$(21,520)
Common shares issued for cash	4,455,600	1	1,117	-	1,118
Fair value of modified warrants - related party			33		33
Net loss	-	-	-	(15,258)	(15,258)
Balance, May 31, 2024 (unaudited)	109,047,248	11	458,610	(494,248)	(35,627)
Common shares issued for cash	2,496,763	-	646	-	646
Fair value of stock options			1,601		1,601
Net loss	-	-	-	(6,390)	(6,390)
Balance, August 31, 2024 (unaudited)	111,544,011	$11	$460,857	$(500,638)	$(39,770)
Common shares issued for cash	3,316,000	-	859	-	859
Net loss	-	-	-	(540)	(540)
Balance, November 30, 2024 (unaudited)	114,860,011	$11	$461,716	$(501,178)	$(39,451)

Three Months and Nine Months Ended November 30, 2023

(amounts in thousands, except share data)	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Deficit
Balance, February 28, 2023	94,648,346	$9	$454,507	$(474,774)	$(20,258)
Common shares issued for cash	2,586,362	-	853	-	853
Net loss	-	-	-	(1,141)	(1,141)
Balance, May 31, 2023 (unaudited)	97,234,708	9	455,360	(475,915)	(20,546)
Common shares issued for cash	2,290,909	1	756	-	757
Net loss	-	-	-	(1,120)	(1,120)
Balance, August 30, 2023 (unaudited)	99,525,617	$10	$456,116	$(477,035)	$(20,909)
Common shares issued for cash	1,716,669	-	567	-	567
Fair value of warrants issued with convertible notes payable			5		5
Net loss	-	-	-	(910)	(910)
Balance, November 30, 2023 (unaudited)	101,242,286	$10	$456,688	$(477,945)	$(21,247)

See accompanying notes to these unaudited financial statements.

AURA SYSTEMS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	November 30, 2024	November 30, 2023
(amounts in thousands)
Net loss	$(22,188)	$(3,171)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation and amortization	102	79
Amortization of debt discount	5	-
Inventory write-down	20	99
Loss on debt extinguishment – related party	19,324	-
Change in fair value of derivative liability	(2,203)	(9)
Fair value of stock options	1,601	-
Changes in operating assets and liabilities:
Inventory	(38)	18
Prepaid and other current assets	155	128
Operating lease right-of-use asset	150	156
Accounts payable, accrued expenses and customer advances	(150)	(262)
Accrued interest	915	952
Customer advances	-	(7)
Operating lease liability	(176)	(152)
Cash used in operating activities	(2,483)	(2,178)

Cash used in investing activities:
Purchase of property and equipment	(67)	(23)
Cash used in investing activities	(67)	(23)

Cash flows from financing activities:
Proceeds from issuance of common stock	2,623	2,177
Proceeds from issuance of convertible notes payable	-	120
Principal payments of notes payable	(176)	(66)
Cash provided by financing activities	2,447	2,231

Net increase (decrease) in cash and cash equivalents	(103)	30
Cash and cash equivalents-beginning of period	124	15
Cash and cash equivalents-end of period	$21	$45
Cash paid for:
Interest	$-	$160
Income taxes	$-	$-

Supplemental schedule of non-cash transactions:
Fair value of modified warrants - related party	$33	$-
Notes payable issued for the purchase of property and equipment	$500	$155
Fair value of a convertible note payable	$9,261	$-
Extinguishment of note payable and accrued interest – related party	$12,164	$-
Conversion feature of convertible note payable – related party accounted as derivative liability	$22,194	$-
Reclassification of prepaid expense to property and equipment	$-	$21
Adjustment to interest expense to account for the effective interest rate of note payable	$-	$61

See accompanying notes to these unaudited financial statements.

AURA SYSTEMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED NOVEMBER 30, 2024 AND 2023
(Unaudited)

(Amounts in thousands, except share and per share amounts)

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Aura Systems Inc., (“Aura”, the “Company”) a Delaware corporation, is engaged in the development, manufacturing, licensing and sale of products and components based on the Company’s Axial Flux Induction technology for electric motors, generators, electric motors for industrial/commercial applications, as well as for two-and four-wheel EV applications. The Company’s power generation solution based on axial flux induction is known as the AuraGen® for commercial and industrial applications and the VIPER for military applications.

Basis of Presentation

The accompanying unaudited condensed financial statements as of and for the nine months ended on November 30, 2024 and 2023, have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed financial statements reflect all adjustments of a normal recurring nature that are necessary for a fair presentation of the results for the periods presented. The Condensed Balance Sheet information as of February 29, 2024, was derived from the Company’s audited Financial Statements as of February 29, 2024, included in the Company’s Annual Report on Form 10-K filed with the SEC on June 4, 2024. These financial statements should be read in conjunction with that report. The results of operations for the period ended November 30, 2024, may not necessarily be indicative of the results of the full fiscal year ending February 28, 2025.

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

During the nine-month period ended November 30, 2024, the Company recognized a net loss from operations of $4,026 and used cash in operating activities of $2,483. As of November 30, 2024, the Company also has a shareholder deficit of $39,451 and notes payable totaling $5,315 are also past due. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s February 29, 2024, financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Vendor Concentration

As of November 30, 2024, four vendors accounted for 40%, 12%, 11% and 9% of accounts payable.

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

The following table sets forth by level, within the fair value hierarchy, the Company’s assets and liabilities at fair value as of November 30, 2024 and February 29, 2024:

	November 30, 2024
(amounts in thousands)	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liability – convertible note conversion option	$-	$-	$19,993	$19,993
Total	$-	$-	$19,993	$19,993

February 29, 2024
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liability	$-	$-	$	$
Total	$-	$-	$	$

The Company estimated the fair value of the derivative liability using the Binomial Model.

The following table provides a roll-forward of the derivative liability measured at fair value on a recurring basis using unobservable level 3 inputs for the period ended November 30, 2024, as follows:

(amounts in thousands)	Fair Value of Derivative Warrant Liability
February 29, 2024	$-
Recognition of derivative liability for a convertible note payable conversion option	22,196
Change in fair value of derivative liability	(2,203)
November 30, 2024	$19,993

Convertible Instruments

The Company evaluates its various freestanding financial instruments, including warrants and convertible notes payable, to determine if such instruments are liability classified, pursuant to ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) or derivatives or contain features that qualify as embedded derivatives pursuant to ASC 815, Derivatives and Hedging (“ASC 815”). The classification of instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

Under ASC 815-40-35, the Company has adopted a sequencing policy to determine equity or liability classification for contracts involving the Company’s own equity that require cash settlement if sufficient shares are not available to settle the contracts in equity. The sequencing policy is applied consistently in determining the classification of freestanding financial instruments.

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

For the nine months ended November 30, 2024, and 2023, the calculations of basic and diluted loss per share are the same because potentially dilutive securities would have had an anti-dilutive effect. The potentially dilutive securities consisted of the following:

	November 30 2024	November 30, 2023
Warrants	6,511,664	3,624,764
Options	8,250,000	4,250,000
Convertible notes	78,905,292	3,986,274
Total	93,666,956	11,861,038

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In November 2024, the FASB issued ASU No. 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” which includes amendments that require disclosure in the notes to financial statements of specified information about certain costs and expenses, including purchases of inventory; employee compensation; and depreciation, amortization and depletion expenses for each caption on the income statement where such expenses are included. The amendments are effective for the Company’s annual periods beginning March 1, 2027, with early adoption permitted, and should be applied either prospectively or retrospectively. The Company is in the process of evaluating this ASU to determine its impact on the Company’s disclosures.

Other recent accounting pronouncements and guidance issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission (the “SEC”) did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 2 – CONVERTIBLE NOTES PAYABLE

	November 30 2024	February 29, 2024,
(amounts in thousands)
(a) Convertible notes payable 1 – past due	$1,403	$1,403
(b) Convertible notes payable 2 – past due	110	$106
Unamortized debt discount	-	(1)
Net	$1,513	$1,508

(a)	In Fiscal 2013 and 2014, the Company issued six convertible notes payable in the aggregate of $4,000. The notes are unsecured, bear interest at 5% per annum and are convertible into shares of common stock at a conversion price of $1.40 per share, as adjusted. The notes were originally due in 2014 to 2017 and were all amended in 2018 to change the maturity date to January 11, 2023. As of November 30, 2024 and February 29, 2024, the outstanding balance of the convertible notes payable amounted to $1,403 and are past due.

(b)	In Fiscal 2024 the Company issued convertible notes payable to unrelated individuals and entities totaling $110 in exchange for cash. The notes are unsecured, bear interest at rate of 10% per annum, and matured in March 2024. The notes payable are convertible into shares of common stock at a conversion price of $0.20 per share. As of November 30, 2024 and February 29, 2024, the outstanding balance of the convertible notes payable amounted to $110 and $106, respectively, and are past due.

NOTE 3 – CONVERTIBLE NOTE PAYABLE-RELATED PARTY

Convertible note payable – related party consisted of the following:

	November 30, 2024	February 29, 2024
(amounts in thousands)
(a) Convertible note payable 1 – past due	$3,000	$3,000
(b) Convertible note payable 2 – past due	20	20
(c) Convertible note payable 3 – Kopple (see Note 5)	9,265	-
Total	$12,285	$3,020
Current	(4,270)	-
Non-current	$8,015	$-

(a)	On January 24, 2017, the Company entered into a debt refinancing agreement with a former director and current shareholder of the Company. As part of the agreement, the Company issued a $3,000 convertible note. The convertible note is unsecured, bears interest at 5% per annum, and was due February 2, 2023. The convertible note is convertible into shares of common stock at a conversion price of $1.40 per share, as adjusted. As of November 30, 2024 and February 29, 2024, the outstanding balance of the convertible note amounted to $3,000 and is past due.

(b)	On October 4, 2023, the Company issued a convertible note payable of $20 in exchange for cash to a member of the Company’s Board of Directors. The convertible note is unsecured, bears interest at rate of 10% per annum and matured in March 2024. The convertible note payable is convertible to common stock at a conversion price of $0.20 per share. As of November 30, 2024 and February 29, 2024, the outstanding balance of the convertible note amounted to $20 and is past due.

(c)	In March 2022, the Company issued a note payable to Kopple (see Note 5). On March 7, 2024, the Company amended the note payable to Kopple. The amendment included, among other things granting Kopple a conversion right to be able to convert the note payable into equity of the Company at a conversion price of the lower of $1.00 per share or 50% of the 10 day volume weighted average price of the Company’s common stock. As the amended Kopple note payable is convertible into common stock, it is now reported as a convertible note payable. The conversion right became effective on August 30, 2024. The Company accounted for the amended terms of the note payable as a debt extinguishment and the existing note payable and accrued interest totaling $12,164 was derecognized and the amended convertible note payable was recorded at its fair value of $9,259. The convertible note payable is secured by tangible and intangible assets of the Company, bears interest at a rate of 10% per annum and matures in June 2029. As of November 30, 2024, the outstanding balance of the convertible note amounted to $9,265. An installment payment of $ 2 million, due in December 2024, was extended to February 27, 2025.

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

NOTE 4 – NOTES PAYABLE

Notes payable consisted of the following:

(amounts in thousands)	November 30, 2024	February 29, 2024
Secured notes payable
(a) Note payable-EID loan	$150	$150
(b) Notes payable-vehicle and equipment	48	106
(c) Note payable - software license	232	139
(d) Notes payable – machinery and other equipment	289	-

Unsecured notes payable
(e) Note payable-other	10	10
Total	$729	$405
Current	(275)	(119)
Non-current	$454	$286

(a) Note payable-EID loan

During Fiscal 2021, the Company received a $150 loan under the United States Small Business Administration (“SBA”) Economic Injury Disaster Loan (“EID Loan”) program. The loan is due July 1, 2050, interest accrues at 3.75% per annum and is secured by the assets of the Company.

(b) Notes payable-vehicle and equipment

During Fiscal 2022, the Company issued two notes payable to purchase equipment and a vehicle for $288. The notes are secured by the equipment and vehicle purchased. The first note for $210 was paid in full in October 2024. The second note for $78 is due January 20, 2027, and requires 72 equal monthly payments of approximately $1.5, including interest at 10.9% interest per annum.

 (c) Note payable-software license

During Fiscal 2024, the Company obtained a loan of $150 from a financing institution to finance the use of a third-party software license by the Company. The note payable is secured by tangible and intangible assets of the Company, bears interest at an average rate of 8% per annum and will mature in September 2026.

During Fiscal 2025, the Company obtained a loan of $179 from a financing institution to finance the use of a third-party software license by the Company. The note payable is secured by tangible and intangible assets of the Company, bears interest at an average rate of 14.41% per annum and will mature in November 2025.

The aggregate total of the note payable-software licenses as of November 30, 2024, amounted to $232.

(d) Notes payable – machinery and other equipment

During Fiscal 2025, the Company obtained a loan of $274 from a financing institution to finance the purchase of a production machine by the Company. The note payable is secured by the production machine and will mature in April 2029.

In addition, the Company entered into a 60-month financing lease for a forklift with a cost of $47. The lease has an interest rate of 8%, including a bargain purchase option to acquire the forklift at the end of the lease term for a payment of one dollar.

The aggregate total of the note payable and financing lease obligation as of November 30, 2024, amounted to $289.

(e) Note payable-other

As of November 30, 2024, and February 29, 2024, the Company has one note payable due to an individual issued in September 2015 that is payable on demand with an interest rate of 10% per annum.

NOTE 5 – NOTES PAYABLE-RELATED PARTIES

Notes payable-related parties consisted of the following:

(amounts in thousands)	November 30 2024	February 29, 2024
(a) Note payable-Kopple (see Note 3)	$-	$10,915
(b) Note payable- Gagerman – past due	82	82
(c) Note payable-Jiangsu Shengfeng – past due	700	700
Total	782	11,697
Non-current	-	(7,065)
Current	$782	$4,632

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

In March 2024, the Company and Kopple again amended the note payable. The amendment (i) replaced the requirement to pay the $3,850 past due principal balance with the requirement to pay $2,000 on or before December 15, 2024; (ii) increased the stated interest rate to 10%; (iii) added a fee of $15 monthly until the Company makes a principal payment of $2 million by December 2024; (iv) effective November 30, 2024, the Company granted Kopple the right (but not any obligation) to convert the note payable into equity of the Company at a conversion price equal to the lower of one dollar per share or 50% of the 10 day volume weighted average price per share of the Company’s common stock; (v) will require the Company to pay 20% of all collected revenues within 10 days of the end of each fiscal quarter; (vi) will require the Company to pay Kopple 20% of any amount raised in new capital in the form of equity, debt or convertible debt above $3.5 million; (vii) reduces the exercise price of the warrants granted to Kopple in March 2022 from $0.85 per share to $0.50 per share; and (vii) extends the warrant expiration date of the warrants granted to Kopple in March 2022 from March 8, 2029, to March 31, 2031. The installment payment of $ 2.0 million, which became due in December 2024, was extended to February 27, 2025.

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

As a result, the net carrying amount of the existing note payable of $12,164 was derecognized and amended note payable was recorded at its fair value of $9,261. As the Kopple new note payable is now convertible to common stock, for financial reporting purposes, the new note payable of $9,261 is reported as a convertible note payable-related party (see Note 3).

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

(c) Jiangsu Shengfeng Note

On November 20, 2019, the Company owned 49% of a Chinese joint venture named Jiangsu Shengfeng. The Joint venture advanced Aura $700 in prior years for products that the Company failed to deliver to the joint venture. The Company reached an agreement with the joint venture regarding the return of $700 that had been advanced to the Company in prior years. As a result, in November 2019, the Company issued a non-interest-bearing promissory note for $700 to the joint venture to be paid over an 11-month period beginning March 15, 2020, through February 15, 2021. The joint venture stopped operations in 2020 as a result of COVID-19 and never resumed or restarted operations. In early fiscal 2024 the joint venture was dissolved and liquidated without filing any demands or claims for payments. As of November 30, 2024, and February 29, 2024, the outstanding balance of this note payable amounted to $700.

NOTE 6 – ACCRUED INTEREST

Accrued interest consisted of the following:

	November 30, 2024	February 29, 2024
(amounts in thousands)
Convertible notes payable (past due)	$491	$425
Convertible notes payable - related party – Kopple	694	-
Convertible notes payable - related party – others	981	863
Notes payable - related party – Kopple	-	1,226
Notes payable - related party – others	94	62
Notes payable	22	22
Total	$2,282	$2,598

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

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

(amounts in thousands)	November 30, 2024	November 30, 2023
Lease Cost
Operating lease cost (included in general and administration in the Company’s statement of operations)	$211	$209

Other Information
Cash paid for amounts included in the measurement of lease liabilities	$141	$212
Weighted average remaining lease term – operating leases (in years)	1.75	2.75
Average discount rate – operating leases	10.0%	10.0%

The supplemental balance sheet information related to leases for the period is as follows:

At November 30, 2024
Operating leases
Long-term right-of-use assets	$457

Short-term operating lease liabilities	$263
Long-term operating lease liabilities	221
Total operating lease liabilities	$484

Maturities of the Company’s lease liability is as follows:

Operating Lease
Years Ending February 28:
2025 (3 months)	$72
2026	299
2027	155
Total lease payments	526
Less: imputed interest/present value discount	(42)
Present value of lease liability	$484

NOTE 8 – DERIVATIVE LIABILITY

In March 2024, pursuant to the amendment of the Kopple note payable (see Notes 3 and 5), the Company granted Kopple the right to convert the amended note payable into equity of the Company at a conversion price equal to the lower of one-dollar per share or 50% of the 10 day volume-weighted average price per share of the Company’s common stock. The Company analyzed the conversion option for derivative accounting consideration under ASC 815, Derivatives and Hedging, and determined that the conversion option should be classified as a derivative liability since it does not have an explicit limit to the number of shares to be delivered upon settlement of the conversion option. The derivative liability is remeasured to fair value at each reporting period, and the change in the fair value is recognized in earnings in the accompanying statements of operations. The Company estimated the fair value of the conversion option derivative liability using a Black-Scholes option pricing model and recorded the fair value of the derivative liability of $22,194 at March 7, 2024, the date of issuance, and $19,993 at November 30, 2024.

The following tables summarize the derivative liability:

(amounts in thousands, except share and per share data)	November 30, 2024	March 7, 2024 - Issuance
Stock price	$0.28	$0.15
Risk free interest rate	4.05%	4.07%
Expected volatility	184%	182%
Expected life in years	4.58	5.31
Expected dividend yield	0%	0%
Number of common stock issuable	74,038,941	151,481,943
Fair value of derivative liability	$19,993	$22,194

NOTE 9 – SHAREHOLDERS’ DEFICIT

Common Stock

During the nine-months ended November 30, 2024, the Company issued 10,268,363 shares of common stock for approximately $2,623 in cash. As part of the offering, the Company also granted certain investors warrants to purchase 3,000,000 shares of common stock. The warrants are fully vested, exercisable at $1.00 per share, and will expire in 3 years.

During the nine-months ended November 30, 2023, the Company issued 6,593,940 shares of common stock for approximately $2,177 in cash.

Stock Options

A summary of the Company’s stock option activity for the nine-months ended November 30, 2024, is as follows:

(amounts in thousands, except share and per share data)	Number of Options	Exercise Price	Weighted Average Intrinsic Value
Outstanding, February 29, 2024	4,250,000	$0.37	$-
Granted	4,000,000	0.50	-
Exercised	-	-	-
Cancelled	-	-	-
Outstanding, November 30, 2024	8,250,000	$0.37	$-

During the nine months ended November 30, 2024, the Company’s Board of Directors approved options exercisable into 4,000,000 shares to be issued pursuant to the Company’s 2011 Plan. 3,000,000 options were issued to Board members and 1,000,000 options were issued to an employee, with immediate vesting.

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

During the nine-month period ended November 30, 2023, the Company granted no stock options under the Company’s 2011 Plan.

As of November 30, 2024, the intrinsic value as these stock options amounted to $68. The exercise prices and information related to options under the 2011 Plan outstanding on November 30, 2024 is as follows:

Range of Exercise Price	Stock Options Outstanding	Stock Options Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price of Options Outstanding	Weighted Average Exercise Price of Options Exercisable
$0.25 to $.50	8,250,000	8,250,000	5.06	$0.43	$0.43

Warrants

A summary of the Company’s warrant activity for the nine-months ended November 30, 2024, is as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding, February 29, 2024	3,521,664	$0.83
Granted	3,000,000	1.00
Exercised	-	-
Cancelled	(10,000)	1.40
Outstanding, November 30, 2024	6,511,664	$0.73

There was no intrinsic value as of November 30, 2024, as the exercise prices of these warrants were greater than the market price of the Company’s stock. The exercise prices and information related to the warrants as of November 24, 2024, is as follows:

Range of Exercise Price	Stock Warrants Outstanding	Stock Warrants Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price of Warrants Outstanding	Weighted Average Exercise Price of Warrants Exercisable
$0.50	3,511,664	3,511,664	6.13	$0.50	0.50
$1.00	3,000,000	3,000,000	2.43	$1.00	$1.00

NOTE 10 – RELATED PARTY TRANSACTIONS

As of November 30, 2024, and February 29, 2024, BetterSea LLC was an 7.3% and 8.8%, respectively, shareholder of the Company. For the nine months ending on November 30, 2024 and 2023, the Company incurred consulting fees to BetterSea of $120 and $117, respectively. As of November 30, 2024, and February 29, 2024, a total of approximately $218 and $213 respectively, was due to BetterSea and included accounts payable and accrued expenses.

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

NOTE 12 – SUBSEQUENT EVENTS

Subsequent to November 30, 2024, the Company issued 920,000 shares of common stock in exchange for cash proceeds of approximately $230,000.

Subsequent to November 30, 2024, all litigation with Gagerman (see Note 11) was settled with no cost to the Company.

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

In fiscal 2024 and first nine months of fiscal 2025 we have significantly increased our engineering capabilities with having hired experts’ engineers in thermo dynamics (Ph.D.), electromagnetic motor design (Ph.D.) Power electronics & control (Ph.D.) and mechanical design (M.S.M.E). We have also acquired the latest in advance engineering tools such as Ansys Maxwell finite elements, MATLAB and 3-D solid work. Our engineering, research and development costs for the nine months ended November 30, 2024, were approximately $745

In Fiscal 2020 stockholders of the Company successfully removed Ronald Buschur, William Anderson and Si Ryong Yu from the Company’s Board of Directors and elected Ms. Cipora Lavut, Mr. David Mann and Dr. Robert Lempert as directors of the Company in their stead. See Item 3, Legal Proceedings for more information. Also, in Fiscal 2020, Melvin Gagerman –– Aura’s CEO and CFO since 2006 –– was replaced. In July 2019 Ms. Lavut succeeded Mr. Gagerman as President and Mr. Mann succeeded Mr. Gagerman as CFO. Dr. Lempert was appointed as Secretary of the Company by the Board of Directors also in July 2019.

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

Results of Operations

Three months ended November 30, 2024, compared to three months ended November 30, 2023

Net revenue was $0 for the three-months ended November 30, 2024, compared to $47 for the three-months ended November 30, 2023. Revenues continue to be negatively impacted due to a generally low level of resources on our legacy products as well as our shift to the development and production of the prototype for our new product line. We cannot project with confidence the timing or amount of revenue that we can expect until the prototype is completed, which should be in Fiscal 2025.

Cost of goods sold was $0 in the three-months ended November 30, 2024, compared to $99 for the three-months ended November 30, 2023. The gross loss and related gross margin loss were largely influenced by the low volume of shipments in this quarter which reduced our ability to fully absorb fixed operating costs.

Engineering, research and development expenses were $196 in the three-months ended November 30, 2024, compared to $33 for the three-months ended November 30, 2023

Selling, general and administration (“SG&A”) expenses for the three months ending November 30, 2024, were $673 as compared to $494 for the three months ending November 30, 2023, an increased by $179 or 36%. The increase in SG&A was due to increased headcount and pay increases.

Interest expense decreased by $147 to $479 from $332 for the three months ending November 30, 2024, and 2023 respectively.

Nine months ended November 30, 2024, compared to nine months ended November 30, 2023

Net revenue was $50 for the nine-months ended November 30, 2024, compared to $57 for the nine-months ended November 30, 2023. Revenues continue to be negatively impacted due to a generally low level of resources on our legacy products as well as our shift to the development and production of the prototype for our new product line. We cannot project with confidence the timing or amount of revenue that we can expect until the prototype is completed, which should be in Fiscal 2025.

Cost of goods sold was $29 in the nine months ended November 30, 2024, compared to $194 for the nine-months ended November 30, 2023. This resulted in a gross profit of $21 compared to a gross loss of $137 for the nine-months ended November 30, 2023. The cost of goods sold in the nine-months ended November 30, 2024, included an increase in the inventory reserve of $20. The gross loss and related gross margin for the nine-months ended November 30, 2023 were largely influenced by the low volume of shipments in this quarter which reduced our ability to fully absorb fixed operating costs.

Engineering, research and development expenses were $745 in the nine-months ended November 30, 2024, compared to $528 for the nine-months ended November 30, 2023.

Selling, general and administration (“SG&A”) expenses for the nine months ending November 30, 2024, were $3,302 as compared to $1,344 for the nine months ending November 30, 2023, an increased by $1,958 or 146%. The increase in SG&A was due to increased headcount and pay increases, and $1,601 in stock-based compensation, which did not occur in the prior period.

Interest expense increased by $128 to $1,043 from $1,171 for the nine months ending November 30, 2024, and 2023 respectively.

Liquidity and Capital Resources

Going Concern

During the nine-month period ended November 30, 2024, the Company recognized loss from operations of $4,026 and used cash in operating activities of $2,483. As of November 30, 2024, the Company also has a shareholder deficit of $39,451 and notes payable totaling $5,315 are also past due. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s February 29, 2024, financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

At November 30, 2024 we had cash of $21, compared to cash of approximately $124 at February 29, 2024. Subsequent to November 30, 2024, the Company issued 920,000 shares of common stock in exchange for cash proceeds of approximately $230,000.

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

Between July 2017 and March 2022, the Company was engaged in litigation with a former director, Robert Kopple, relating to more than $13,000 and the current equivalent of the approximately 23 million warrants, exercisable for seven years at a price of $0.10 per share, which Mr. Kopple and his affiliated entities (collectively the “Kopple”) claimed should have been originally issued to them pursuant to various agreements with the Company entered to between 2013-2016. In March 2022, the Company reached a settlement with Kopple that resolves all claims asserted against the Company without any admission, concession or finding of any fault, liability or wrongdoing on the part of the Company. Under the terms of the settlement, we have agreed to pay an aggregate amount of $10,000 over a period of seven years; $3,000 of which was originally to be paid in June 2022, and subsequently extended to November 1, 2023. Beginning in January 2023, interest began to accrue on the unpaid balance at a rate of 6%, compounded annually. All amounts, including all accrued interest and deferred forbearance fees, are to be paid no later than eight years from the date of the initial payment. As of the date of this report, the Company has not yet paid the full $3,000 installment due to Kopple; having only made a partial payment of $150 in June 2022. In March 2024, the Company and Kopple again amended the note payable. The amendment (i) replaced the requirement to pay the $3,850 past due principal balance with the requirement to pay $2,000 due December 15, 2024, effectively extending the payment of $1,850 to future periods; (ii) increased the stated interest rate to 10%; (iii) added a fee of $15 monthly until the Company makes a principal payment of $2 million by December 2024; (iv) effective November 30, 2024, the Company will grant Kopple a conversion right that gives Kopple the option to be able to convert the note payable into equity of the Company at a conversion price of the lower of $1.00 per share or 50% of the 10 day volume weighted average price of the Company’s common stock; (v) during Fiscal 2025, will require the Company to pay 20% of all collected revenues within 10 days of the end of each fiscal quarter; (vi) will require the Company to pay Kopple 20% of any amount raised in new capital in the form of equity, debt or convertible debt above $3.5 million; (vii) reduces the exercise price of the warrants granted to Kopple in March 2022 from $0.85 per share to $0.50 per share; and (vii) extends the warrant expiration date from March 8, 2029, to March 31, 2031. The installment payment of $ 2.0 million, which became due in December 2024, was extended to February 27, 2025.

See “Item 3. Legal Proceedings” and “Part IV, Item 15, Notes 9 and 17 to the Financial Statements” included in the Company’s Annual Report on Form 10-K filed with the SEC on November 30, 2024 for information regarding the dispute and settlement with Mr. Kopple regarding these transactions.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Securities and Exchange Act of 1934 Rules 13a-15(f). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of November 30, 2024.

Changes in Internal Control over Financial Reporting

There have been no other changes in our internal control over financial reporting during our fiscal quarter ended November 30, 2024, not previously identified in our Annual Report on Form 10-K, for the fiscal year ended February 28, 2024 and issued on June 4, 2024 which have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

In 2017, the Company’s former COO was awarded approximately $238 in accrued salary and related charges by the California labor board. In November 2021, the Company reached a settlement by which the Company agreed to pay approximately $330, representing the principal award plus accrued interest. As of the time of this filing, the Company has paid the full amount toward the settlement amount, leaving no remaining balance.

In March 2024, the Company and Kopple again amended the note payable. The amendment (i) replaced the requirement to pay the $3,850 past due principal balance with the requirement to pay $2,000 due December 15, 2024, effectively extending the payment of $1,850 to future periods; (ii) increased the stated interest rate to 10%; (iii) added a fee of $15 monthly until the Company makes a principal payment of $2 million by December 2024; (iv) effective November 30, 2024, the Company will grant Kopple a conversion right that gives Kopple the option to be able to convert the note payable into equity of the Company at a conversion price of the lower of $1.00 per share or 50% of the 10 day volume weighted average price of the Company’s common stock; (v) during Fiscal 2025, will require the Company to pay 20% of all collected revenues within 10 days of the end of each fiscal quarter; (vi) will require the Company to pay Kopple 20% of any amount raised in new capital in the form of equity, debt or convertible debt above $3.5 million; (vii) reduces the exercise price of the warrants granted to Kopple in March 2022 from $0.85 per share to $0.50 per share; and (vii) extends the warrant expiration date from March 8, 2029, to March 31, 2031.  The installment payment of $ 2.0 million, which became due in December 2024, was extended to February 27, 2025.

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

In June 2022, Melvin Gagerman, the Company’s former CEO and CFO whose employment with Aura was permanently terminated in July 2019, brought suit against the Company for repayment of an allegedly unsecured demand promissory note in the principal amount of $82 which he claims was entered into in April 2014 and bears interest at a rate of 10% per annum. Despite the fact that, based on Gagerman’s allegations, the note was issued during a period when he was the Company’s CEO, CFO, Corporate Secretary and Chairman of Aura’s Board of Directors, Gagerman has stated that he does not possess a copy of the alleged promissory note. The Company disputes that any amount is presently owed to Gagerman and has filed a cross-complaint against him for, among things, conversion, violation of California Business& Professions Code §17200, and various breaches of fiduciary duty that the Company believes Gagerman committed against Aura, including without limitation, Gagerman’s actions in opposing the valid 2019 stockholder consent action. As of the time of this filing, all disputes with Gagerman have been settled with zero payment from the Company.

ITEM 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A, “Risk Factors,” of the Company’s Fiscal 2024 Annual Report on Form 10-K issued on June 4, 2024.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine-months ended November 30, 2024, the Company issued 10,268,363 shares of common stock for approximately $2,623 in net cash.

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

Date: January 21, 2025	AURA SYSTEMS, INC.
(Registrant)

	By:	/s/ Cipora Lavut
Cipora Lavut
President