Form 10-K
period 2025-02-28
AURA SYSTEMS INC
filed 2025-06-13
CIK 826253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2025

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

On August 31, 2024, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $25,711,000. The aggregate market value has been computed by reference to the last sale price of the stock as quoted on the Pink Sheets quotation system on August 31, 2024. For the purposes of this calculation, voting stock held by officers, directors, and affiliates has been excluded.

On June 6, 2025, the Registrant had 119,344,448 shares of common stock outstanding.

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

References in this Report to “we”, “us”, “the Company,” “Aura” or “Aura Systems” means Aura Systems, Inc. As used herein, reference to “Fiscal 2025” refers to the fiscal year ending February 28, 2025, “Fiscal 2024” refers to the fiscal year ending February 29, 2024, and so forth.

ii

PART I

ITEM 1. BUSINESS

Introduction

Aura Systems, Inc. (“Aura”), is a Delaware corporation founded in 1987. The Company innovated and commercialized the technology for Axial Flux Induction electric motors and generators.

“Axial flux motors represent a leap forward in motor technology, offering high efficiency, compact design, and lightweight construction. As industries continue to push for more efficient technologies, the axial flux motor design is a promising solution that combines power, scalability, and superior performance. Its ability to deliver energy savings while minimizing space and weight is likely to propel this motor design into wide use across many sectors, shaping the future of motor-driven systems.”1

Aura’s axial flux induction motor technology (“AAFIM”) provides an industrial solution that does not use any permanent magnets, no rare earth elements, is smaller and lighter, uses (i) significant less materials (just copper and steel), (ii) provides very high efficiency, (iii) significantly less copper, (iv) highly reliably and (v) does not require scheduled maintenance.

The industrial electric motor market is expected to grow from an estimated USD 113.3 billion in 2020 to USD 169.1 billion by 2026, at a CAGR of 6.9% during the forecast period2.

Electric motors are employed in infrastructure, major structures, and industries all around the world. Each year, almost 30 million motors are sold for industrial use alone3. Electric motors find application in a variety of equipment throughout industry. Common industrial applications include: (i) compressors, (ii) fans and blowers, (iii) heavy duty equipment, (iv) HVAC systems, (v) pumps and (vi) machine tools (lathes and mills, etc.).

The universal global trend for electrification has created in addition to the industrial demand for motors a very large demand for motors used in electric transportation for vehicles, planes, and boats (“EV”). In such applications, one or more electric motors are used for propulsion. Most electric motors currently used for electric mobility employ high energy permanent magnets4 due to their high efficiency and small size. The magnetic material is usually sintered neodymium–iron–boron (NdFeB) made or processed in China.

It is expected that over 100 million electric motors will be required per year by 2032 to meet the demand for the growing EV market5.

San Global Research 2024 stated “Various motor types, including the switched reluctance motor (SRM), interior permanent magnet synchronous motor (IPM), induction motor (IM), and switched flux motor (SFM), have been employed in EV applications. Among these options, the axial flux induction motor (AFIM) stands out, drawing attention for its distinct advantages over conventional motors when integrated into EV systems. The AFIM boasts superior power-to-weight and diameter-to-length ratios, compact construction, high efficiency, optimal utilization of active materials, and enhanced ventilation and cooling. These unique features position the axial flux induction motor as a promising and strategic choice, contributing to the ongoing evolution and improvement of electric vehicle technology.”

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

[1]	Aerospace and Defense | 4th September 2024
[2]	Markets & Markets Electric Motor Market Published Date: November 2020 | Report Code: EP 3882
[3]	Precedence Research October 6, 2021
[4]	Will rare earth be eliminated in EV motor-Dr. James Edmondson November 2, 2020
[5]	Emerging Electric Motor Technologies for the EV Market September 28, 2021, Luke Gear

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

Nearly all the supply chain for rare earths is concentrated in China and the chemistry associated with processing rare earths is challenging, expensive, and hazardous. Reliance on China for raw material and magnet production, can influence global markets through (i) production decisions and (ii) geo-political decisions by the Chinese government.

The extraction of rare earths “produce mountains of toxic waste. For every ton of rare earth produced, the mining process yields 13-kg of dust, 9,600-12,000 cubic meters of waste gas, 75 cubic meters of wastewater, and one ton of radioactive residue. This stems from the fact that rare earth element ores have metals that, when mixed with leaching pond chemicals, contaminate air, water, and soil. Most worrying is that rare earth ores are often laced with radioactive thorium and uranium, which result in especially detrimental health effects. Overall, for every ton of rare earth, 2,000 tons of toxic waste are produced.6

On April 15, 2025, China has restricted the export of several crucial rare earth minerals to the United States in response to President Donald Trump’s tariff increases. China has used its rare earths monopoly as a weapon before, notably against Japan in 2010. In September of that year, the Japanese coast guard arrested the captain of a Chinese fishing boat that collided with Japanese ships off the cost of the disputed Senkaku Islands. China retaliated by choking off Japan’s supply of rare earth minerals. Japan quickly gave in and released the fishing boat captain, but it still suffered significant economic damage from the rare earths blacklist for years to come.7

A significant reason for industry passing on Axial Flux Induction solution and focus on a PM solution could potentially be attributed to page 6 in Jacek F Gieras book, where they pointed out that it is “difficult to manufacture a laminated rotor with a cage winding for an axial flux machine. If the cage windings are replaced with nonmagnetic high conductivity (Cu or AL) homogenous disk or steel disk coated with Cu layer, the performance of the machine drastically deteriorates.”

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

[6] Not so “green” technology: the complicated legacy of rare earth mining 12.aug.2021 Harvard international review
[7] Breitbart news John Hayward April 15, 2025

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

Aura’s Axial Flux Induction Machine has inherited advantages such as (i) no rare earth or any other kind of permanent magnets, (ii) significantly less copper (60% less) than equivalent traditional radial flux induction motors, (iii) significantly higher energy density, (iv) fewer overall materials, and (v) high efficiency. In addition, being an induction machine, Aura’s solution does not have any brushes or commutators and therefore do not have any potential for sparks.

Aura’s Axial Flux induction (“AAFIM”) Competitive Edge

○	Performance- AAFIM provides the highest power density across all other known motor technologies with energy density of more than 45 kW/liter for machines in the 250-kW range. In addition, Aura’s solution provides efficiencies that are higher than any other solutions for commercial and industrial applications. For 250 kW EV applications Aura’s designs show efficiency of more than 97%. AAFIM solution also has significantly lower rotor inertia than other solutions. This increases the machine efficiency even further since it requires less input torque to move the rotor.

○	Size and weight-Aura’s solution is significantly smaller in volume and has lower weight than any known solution for equivalent power rated machines (even includes PM machines). When compared to traditional radial flux (“RF”) induction machines, AAFIM has less than 40% of the weight and more than 40% reduction in volume. The AAFIM pancake design creates a solution that can be integrated with vehicles and boats for seamless exportable power.

○	Cost-AAFIM provides a significant cost advantage over equivalent induction and PM machines. The cost advantage comes from (a) the higher energy density which means less materials and (b) in the case of PM machines significant cost advantage for equivalent machines by just elimination of the permanent magnets. When compared to radial flux induction, Aura’s solution uses approximately 60% less copper. Due to the fractional materials used and the simple manufacturing processes Aura’s high-performance machines are less expensive to manufacture than other equivalent machines.

○	Other Advantages-Aura’s solution is extremely reliable with the only components to wear out are the bearings. AAFIM do not require any scheduled maintenance, and the only materials used are copper and steel for the active components and aluminum for the housing. These materials are readily available everywhere and are not controlled by any country or political group. In addition to the performance, Aura’s rotor lends itself to mass manufacturing. Many of Aura’s axial flux induction machines have been operating for twenty years and have shown remarkable reliability.

Our recent efforts have resulted in our new 10 kW mobile power generator that which is approximately 20% smaller in diameter and 10% smaller in axial length than the legacy 8.5 kW solution. This new 10 kW has generated interest from the US military. We completed the design and fabricated a prototype of a 250-kW axial flux motor which has approximately the same dimensions as our legacy 8.5 kW mobile power solution and is oil cooled. This new 250 kW motor has a base speed of 5,000 rpm and an operating range of up to 20,000 rpm. We have also completed the design and started fabrication a 250-kW generator that is air cooled and will operate at 3600 rpm. We already have interest for this new 250-kwgenerator from Israel, South Korea, and others. We recently completed the designs for a 5-horsepower motor for swimming pools applications and a 10-kW motor for farm irrigation applications. Both of those motors will be put into production in the next few quarters

In March 2019, stockholders of the Company represented a majority of the outstanding shares of the Company’s common stock delivered signed written consents to the Company removing Ronald Buschur, William Anderson and Si Ryong Yu as members of the Company’s Board and electing Ms. Cipora Lavut, Mr. David Mann, and Dr. Robert Lempert as directors of the Company in their stead. Because of Aura’s refusal to recognize the legal effectiveness of the consents, in April 2019 the stockholders filed suit in the Court of Chancery of the State of Delaware pursuant to Section 225 of the Delaware General Corporations Law, seeking an order confirming the validity of the consents. On July 8, 2019 the Court of Chancery entered final judgment in favor of the stockholder plaintiffs, confirming that (a) Ronald Buschur, Si Ryong Yu and William Anderson had been validly removed by the holders of a majority of the Company’s outstanding stock acting by written consent (b) Ms. Lavut, Mr. Mann and Dr. Lempert had been validly elected by the holders of a majority of the Company’s outstanding stock acting by written consent, and (c) the Company’s Board of Directors validly consists of Cipora Lavut, David Mann, Robert Lempert, Gary Douglas and Salvador Diaz-Versón, Jr. See Item 3, Legal Proceedings for more information. Following this ruling by the Court of Chancery, the newly confirmed Board of Directors terminated the employment of Melvin Gagerman, who had served as CEO and CFO of the Company since 2006, and installed Ms. Lavut as President, Mr. Mann as Chief Financial Officer and Dr. Lempert as Secretary of the Company.

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

As of February 29, 2024, the unpaid balance of $700,000 was reported as part of notes payables – related party in the accompanying financial statements. The $700,000 advance payment was from the JV of which Aura owned 49%). During Fiscal 2020, the Company recorded an impairment expense of $250,000 to fully write-off the Jiangsu Shengfeng investment due to the uncertainty of the operation. In 2023 the JV was dissolved and liquidated.

 Recent Developments

In fiscal 2025 the Company completed the design and fabrication of an oil cooled 250 kW electric motor prototype using axial flux induction and completed the design for a 250-kW air cooled generator using axial flux induction. In addition, the Company filed 3 new patent applications related to an axial flux induction machine and subassemblies.

The AuraGen®/VIPER Product Overview:

Markets Served by the AuraGen®/VIPER

Induction Motor Applications

Aura’s axial flux induction machine can be used as either an electric motor or generator as described above. Due to the inherit advantages of Aura’s axial flux induction machine, such as (i) no rare earth or any other kind of permanent magnets, (ii) significantly less copper (60% less) than equivalent traditional induction motors (iii) higher energy density and (iv) fewer overall materials, we believe Aura’s axial flux induction motor can be used across a wide range of industries and applications. Even a small percent increase in motor efficiency translates to a very large market-wide savings of dollars per year. Since Aura’s axial flux motor designs are more efficient than equivalent radial flux induction motors, we believe that with the proper financial resources, over time, the Company can capture a reasonable share of the global electric motor market.

Electric motor are the main users of electricity, accounting for approximately 53% of the global demand for electricity. Over 65% of the energy used to support electric motors is used for industrial motor systems.8 The increase in global electricity consumption, and the use of electrical equipment and machines in different industries and the renewables sector are major factors driving growth in the electric motor market.

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

In addition to the batteries, the electric motor and supporting power electronics are critical components of EV drivetrain. It is expected that over 100 million electric motors will be required per year by 2032 to meet the demand for the growing EV market9 (where would all the rare earths come from to support 100 million motors per year?).

The global Electric Vehicle Market size is projected to grow from 4 million units in 2021 to 34.76 million units by 2030.10 The AC motor (most power by alternating current) is expected to witness the fastest growth in the electric motor market during the forecast period.

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

Most electric motors currently used for electric mobility employ high energy permanent magnets.11 The magnetic material is usually sintered neodymium–iron–boron (NdFeB) made or processed in China. Neodymium is one of the rare earth elements. China has around a third of all rare earth reserves and around 80% of global production.12

[8]	Identification of Technoeconomic Opportunities with the Use of Premium Efficiency Motors as Alternative for Developing Countries -Julio R. Gómez etc. Published: October 16, 2020
[9]	Emerging Electric Motor Technologies for the EV Market September 28, 2021, Luke Gear
[10]	Market & market Electric Vehicle Market May 2021 Report code AT4907
[11]	IDTechEx Dr. James Edmonson Dec 6 2024
[12]	Polytechnique Insight January 29, 2025, by Mathieu Xemand

In 1987 the Chinese President Deng Xiaoping famously said, “the middle East has Oil; China has rare earths”. An Oxford Analytics Expert briefing on July 30, 2020, states that “(i) Permanent Magnets will account for 3⁄4 of rare earth demand by 2030 up from 1⁄4 in 2020 and (ii)Electric vehicles and offshore wind will drive demand and be most vulnerable to supply shocks”.

Permanent magnet (“PM”) machines can be extremely light in weight and highly efficient. In PM machines the magnetic field B is fixed by the magnets and the only way to change this is with a bucking field. These bucking currents result in an increase in temperature that could affect the magnetization of the permanent magnets.

In PM machines the operating temperature must be kept below 100oC because at that temperature the magnets start to lose some of their magnetization and at 180oC they become completely demagnetized. However, in EV applications at low speed, one needs to use a lot of current (generating high heat) to get the required torque; similarly, at high speeds one needs a lot of current for the bucking fields to reduce the B field. Thus, PM machines for electric mobility require a very complex cooling system. All the components in the machine are designed for maximum specifications but operationally the machine is limited by temperature requirements of the magnets. The cost of such machines is high due to (i) The permanent magnets, (ii) the complex cooling system and (iii) complex controller.

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

Beside stand-alone gensets (often referred to “auxiliary power units” or simply “APU” s), all automotive users rely on integrated alternators in their vehicles for such things as navigation systems, electric seating, electric windows, sound/ phone systems and lights. In 2019 alone, 87.9 million passenger vehicles were sold globally13 (each one used an alternator). The market for automotive alternators is presently dominated mainly by four companies: Denso, Valeo, Mitsubishi Electric, and Hitachi Automotive.

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

[13]	Motor Intelligence. Automotive alternator market growth trends forecast 2021-2026

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

The global drive for electrification is in search of better, more effective electric motors. The recent realization by many potential users of such motors that permanent magnet motors are depending on NeFeB rare earth magnets from China has created a need for alternative to the PM motors. Our axial flux induction machine is a solution that does not use any magnets and has the required performance characteristics as well as fit and form for numerous applications.

Electric motors

Electric motors for industrial applications. We have completed the design of 4 kW and 10 kW machines. The designs show significantly increased efficiency as compared to equivalent other designs, and in addition they are a fraction of the size and weight, use approximately 50-60% less copper and cost less to manufacture.

Electric motors for high end electric cars. We now have a completed the design and fabrication of a prototype 250-kW axial flux induction (no PM) with energy density of more than 45 kW per liter (the best other known design is approximately 40 kW/liter using rare earth permanent magnets) and efficiency of more than 95%. Our design has an active diameter of approximately 9.45 inches and active axial length of approximately 4.92 inches.

Mobile power generation

Military market. One focused market for the Company’s VIPER (military name for our axial flux induction generator) is military applications. While traditional markets for military vehicles such as the U.S. are choosing to upgrade and maintain existing fleets rather than replace aging vehicles, other regions are looking to purchase new units, which also provides maintenance and upgrade opportunities. The active number of military vehicles was estimated at over 418,000 in 2021. New vehicle procurement is expected to decline in western defense and increase in emerging markets of APAC and the Middle East.

Automotive alternators. In 2019, 87.9 million units of passenger cars were sold globally, each one used an alternator. The market for automotive alternators is dominated mainly by four companies: Denso, Valeo, Mitsubishi Electric, and Hitachi Automotive. These companies jointly control nearly 80% of the global market. The compact size and significant increase in efficiency of the AuraGen® provides an ideal replacement (fit and form) for high output automotive alternators.

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

Facilities, Manufacturing Process and Suppliers

During Fiscal 2025, 2024 and 2023, the Company occupied approximately 18,000 square feet of space in Lake Forest, California. In early Fiscal 2022 the Company consolidated all its administrative offices and operations into this new modern stand-alone facility. The Lake Forest facility is subject to a lease agreement with a 66-month lease period effective from February 2021, through August 31, 2026. The monthly base lease rate for the Lake Forest Facility is currently $24,239 per month with a 3% annual escalation. We expect to expand operations next year that will require additional space.

As the Company continues to expand its operations, we will need to renew relationships and contracts with our suppliers or locate suitable new suppliers for subassemblies and other components.

Research and Development

We believe that ongoing research and development is important to the success of our product in order to utilize the most recent technology, develop additional products and additional uses for existing products, stay current with changes in vehicle manufacture and design and to maintain an advantage over potential competition. Our engineering, research and development costs for Fiscal 2025 were approximately $1.2 million compared to approximately $0.8 million in Fiscal 2024. In Fiscal 2025 we completed the design and built a prototype for a 250-kW electric motor using our axial flux induction technology as well as completing the design for 250 kW electric generator using the axial flux induction technology. In addition, we filed 3 new patent applications for our axial flux induction machines.

Patents and Intellectual Property

Our intellectual property portfolio consists of trademarks, proprietary know-how, trade secrets, and patents. Historically the Company obtained 78 patents in electromagnetic and electrooptical technologies. During fiscal 2025 the Company filed 3 new patent applications covering (i) new winding patterns can be made to increase current density for increasing the torque density and the power density and (ii) two patent applications for the development of novel cooling systems which make better heat dissipation is used to reach the highest torque and power density

The basic philosophy followed by Aura is to build layers of defense to protect the Company’s IP. This is achieved through the development of fundamental patents and surrounds them with application patents. The detailed fabrication of the rotor is kept as a trade secret since this is a critical component in Aura’s proprietary intellectual assets.

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

Employees

As of the date of this filing, the Company has a total of twelve (12) full-time employees in research and development, sales, operations and administration. Additionally, the Company engages independent contractors, on an as-needed basis, to support various areas of the business. During Fiscal 2025 we engaged three independent contractors to support engineering developments.

Significant Customers

In Fiscal 2025, one significant customer, CBOL, accounted for 55% of revenues. In Fiscal 2024, one significant customer, CBOL, accounted for 55% of revenues, however no customer is considered significant.

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

Available Information

We file annual, quarterly and current reports and other information with the Securities and Exchange Commission (the “SEC” or the “Commission”). These materials can be inspected and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Copies of these materials may also be obtained by mail at prescribed rates from the S.E.C’s Public Reference Room at the above address. Information about the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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

Going Concern

The Company’s financial statements have been prepared under the assumption that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, during the year ended February 28, 2025, the Company incurred a net loss of $21.1 million, used cash in operations of $3.2 million, and at February 28, 2025, had a stockholders’ deficit of $37.6 million. In addition, at February 28, 2025, notes payable and related accrued interest with an aggregate balance of $5.2 million have reached maturity and are past due. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in their report on the Company’s February 29, 2024, audited financial statements, raised substantial doubt about the Company’s ability to continue as a going concern.

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

We will need additional capital in the future to meet our obligations and financing may not be available. During Fiscal 2025 and Fiscal 2024, the Company increased its engineering and manufacturing activities, but it still struggled with meeting its financial requirements. If we cannot obtain additional capital, we will not be able to continue our operations.

As a result of our operating losses, we have largely financed our operations through sales of our equity securities. Beginning with Fiscal 2017, the Company significantly reduced its engineering, manufacturing, sales, and marketing activities to focus on renegotiating numerous financial obligations and conserving cash. For Fiscal 2025 and Fiscal 2024, we had approximately $3.2 million negative and $3.0 million negative cash flows from operations, respectively, due primarily to the impact of the COVID-19 pandemic. The Company’s engineering and manufacturing activities remained limited due to our inability to increase sales and raise significant amounts of new financing. Our ability to continue as a going concern is directly dependent upon our ability to obtain additional operating capital and generating sufficient operating cash flow. The impacts of the COVID-19 pandemic, increased interest rates and inflation have caused significant uncertainty and volatility in the credit markets and there can be no assurance that lenders or investors will make additional commitments to provide financing to us under current circumstances. As a result of the impacts of the COVID-19 pandemic, we may be required to raise additional capital and our access to and cost of financing will depend on, among other things, global economic conditions, conditions in the global financing markets, the availability of sufficient amounts of financing, and our prospects. If we are unable to obtain additional funding as and when we need it, we will not be able to recommence operations or undertake our planned expansion.

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

We have been in the past and may in the future become subject to various legal proceedings and claims that arise in or outside the ordinary course of business. Certain current pending proceedings are described under Part I, Item 3. “Legal Proceedings.”

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

On February 28, 2025, we had total liabilities of $39.0 million, of which $17.6 million was due to a derivative liability related to debt conversion rights to a related party. The current liability portion was $38.4 million, of which $17.6 million was due to a derivative liability related to debt conversion rights to a related party. After adjusting for the derivative liability, the current liabilities are $20.9 million as compared to $15.2 million on February 29, 2024.

We expect to obtain the money to pay our expenses and pay the principal and interest on our indebtedness from cash flow from our operations and from securities offerings. Accordingly, our ability to meet our obligation depends on our future performance and capital-raising activities, which will be affected by financial, business, economic and other factors, many of which are beyond our control. If our cash flow and capital resources prove inadequate to allow us to pay the principal and interest on our debt and meet our other obligations, we could face substantial liquidity problems and might be required to dispose of material assets or operations, restructure or refinance our debt, which we may be unable to do on acceptable terms and forego attractive business opportunities. In addition, the terms of our existing or future debt agreements may restrict us from pursuing any of these alternatives.

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

We depend on third party suppliers for our parts and components... We use copper, steel and aluminum in our product and in the event of government regulations or restrictions of these materials we may experience a shortage of these materials to manufacture our product. Furthermore, U.S. law restricts us from selling products in some potential foreign markets without U.S. government approval. If we cannot obtain the required approvals from government agencies to obtain materials or contract with suppliers or if we are restricted by government regulation from selling our products into certain countries, our business may be adversely affected.

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

As described in ITEM 9A, Controls and Procedures contained herein in this Annual Report, management has concluded that as of February 28, 2025, its internal controls over financial reporting were effective. While the Company believes it has addressed and remediated material weaknesses identified in 2022, there can be no guarantee that other weaknesses in its financial reporting controls will not be identified in the future. Presently, the Company does not have the financial resources to fully comply with all the requirements of Section 404. If, in the future, we identify one or more material weaknesses in our internal controls over financial reporting during this continuous evaluation process, our management may not be able to assert that such internal controls are effective. Therefore, if we are unable to assert that our internal controls over financial reporting are effective in the future, or if our auditors are unable to attest that our internal controls are effective or they are unable to express an opinion on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our business and the market price of our Common Stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 1C. CYBERSECURITY.

Risk Management and Strategy

The Company’s policies and practices are based on frameworks and standards that address risks through a comprehensive, cross-functional approach that assess, identify, monitor, and mitigate material risks from cybersecurity threats as part of the overall enterprise risk management (“ERM”) process. This includes the collection and storage of data, and being responsive to incidents as they occur. Further, the Company’s processes and technology are utilized to develop, implement, and maintain appropriate measures to safeguard information systems in protecting the integrity, availability, and confidentiality of data. Additionally, the Company engages certain third parties to assist in network monitoring and control testing, among other functions of similar capacity.

The Company’s cybersecurity program focuses on the following areas:

●	Technological safeguards that are designed to protect the Company’s information systems from cybersecurity threats, including the prevention and detection of systems, access controls, and firewalls, which the Company assesses the vulnerability and cybersecurity threat and makes necessary improvements.

●	Utilization of third parties as part of the Company’s risk-based approach in identifying and overseeing cybersecurity risks.

●	The Company maintains an incident plan that addresses the Company’s response to a cybersecurity event, which is periodically reviewed and updated.

While the Company is working to adopt the National Institute of Standards and Technology (“NIST”) cybersecurity framework, the Company’s on-going investment in information systems and utilization of external 3rd parties represents the best means for extensively testing both the design and operational effectiveness of cybersecurity controls, and to ensure continuity and functionality of the Company’s operating systems.

As of the date of this report, the Company has not experienced any material cybersecurity events. However, the presence of new or more advanced forms of cybersecurity threats could have a material and adverse impact on the business, results of operations, and financial position. For further discussion relating to this topic, see Item 1A. Risk Factors “The Company’s information technology systems may be negatively affected by cybersecurity threats.”

Governance

The Audit Committee of the Board of Director’s has the responsibility of overseeing the Company’s cybersecurity risks. The Chief Financial Officer provides periodic updates to the Board of Director’s regarding actions taken to mitigate the Company’s exposure and protection to cybersecurity risks. Management routinely evaluates the Company’s security processes, procedures, and systems to determine if enhancements are needed to reduce the possibility of a future cybersecurity event. This includes safeguards implemented by the Company, such as a multi-factor authentication process for remote access to systems; restricted firewall settings; network monitoring, email phishing tests, and enhancing the Company’s backup recovery strategy, among others.

The IT Director is responsible for assessing, monitoring, and managing the Company’s cybersecurity risks.

The IT Director, along with members of management, inform the Audit Committee on cybersecurity risks by providing periodic updates regarding (i) Status of ongoing cybersecurity initiatives and strategies, (ii) The overall state of the Company’s security program and potential exposure to risks, and (iii) Incident reports and learning from any cybersecurity events. Further, the IT Director maintains an open dialog regarding any significant developments in cybersecurity risks, ensuring the Audit Committee’s oversight is proactive and responsive.

In addition to periodic updates to the Audit Committee, the IT Director, in his capacity, regularly informs the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”) regarding matters related to cybersecurity risks and incidents. This ensures the highest level of management are informed of potential risks associated with cybersecurity that could have a material and adverse effect on the Company.

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

In 2017, the Company’s former COO was awarded approximately $238 in accrued salary and related charges by the California labor board. In August 2021, the Company reached a settlement by which the Company agreed to pay approximately $330, representing the principal award plus accrued interest. In fiscal 2024, the Company has paid the full $330 toward the settlement amount.

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

In March 2024, the Company and Kopple again amended the note payable. The amendment (i) replaced the requirement to pay the $3,850 past due principal balance with the requirement to pay $2,000 due December 15, 2024, effectively extending the payment of $1,850 to future periods; (ii) increased the stated interest rate to 10%; (iii) added a fee of $15 monthly until the Company makes a principal payment of $2 million by December 2024; (iv) effective August 30, 2024, the Company will grant Kopple a conversion right that gives Kopple the option to be able to convert the note payable into equity of the Company at a conversion price of the lower of $1.00 per share or 50% of the 10 day volume weighted average price of the Company’s common stock; (v) during Fiscal 2025, will require the Company to pay 20% of all collected revenues within 10 days of the end of each fiscal quarter; toward the outstanding debt reduction (vi) will require the Company to pay Kopple 20% of any amount raised in new capital in the form of equity, debt or convertible debt above $3.5 million toward the outstanding debt reduction; (vii) reduces the exercise price of the warrants granted to Kopple in March 2022 from $0.85 per share to $0.50 per share; and (vii) extends the warrant expiration date from March 8, 2029, to March 31, 2031.  The principal payment of $2 million was extended to March 31, 2025, for $100,000. Subsequently the principal payment was extended to the end of June 2025 for an additional $100,000 payment.

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

In June 2022, Melvin Gagerman, the Company’s former CEO and CFO whose employment with Aura was permanently terminated in July 2019, brought suit against the Company for repayment of an allegedly unsecured demand promissory note in the principal amount of $82 which he claims was entered into in April 2014 and bears interest at a rate of 10% per annum. Despite the fact that, based on Gagerman’s allegations, the note was issued during a period when he was the Company’s CEO, CFO, Corporate Secretary and Chairman of Aura’s Board of Directors, Gagerman has stated that he does not possess a copy of the alleged promissory note. The Company disputes that any amount is presently owed to Gagerman and has filed a cross-complaint against him for, among things, conversion, violation of California Business& Professions Code §17200, and various breaches of fiduciary duty that the Company believes Gagerman committed against Aura, including without limitation, Gagerman’s actions in opposing the valid 2019 stockholder consent action. In October 2024 the Company settled all disputes with Gagerman at zero cost to the Company.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our shares are quoted on the Pink Sheets operated by OTC Markets, Inc. under the symbol “AUSI”. Set forth below are high and low bid prices for our common stock for each quarterly period in the two most recent Fiscal years. Such quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not necessarily represent actual transactions in the common stock. We had approximately 3,425 stockholders of record as of March 24, 2025.

Period	High	Low
Fiscal 2025
First Quarter ended May 31, 2024	$0.49	$0.15
Second Quarter ended August 31, 2024	$0.44	$0.18
Third Quarter ended November 30, 2024	$0.43	$0.22
Fourth Quarter ended February 28, 2025	$0.46	$0.21

Fiscal 2024
First Quarter ended May 31, 2023	$0.40	$0.11
Second Quarter ended August 31, 2023	$0.22	$0.13
Third Quarter ended November 30, 2023	$0.20	$0.15
Fourth Quarter ended February 29, 2024	$0.23	$0.14

On April 11, 2025, the reported closing sales price for our common stock was $0.2863.

Dividend Policy

We have not paid any dividends on our common stock, and we do not anticipate paying any dividends on our common stock in the foreseeable future.

Sales of Unregistered Securities

During the year ended February 28, 2025, we issued 13,704,800 shares of common stock, for a total of approximately $3,430,000

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

Repurchases of Equity Securities

We did not repurchase any shares of our common stock during the fiscal years ended February 28, 2025, and February 29, 2024.

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

We recently completed a 250-kW electric motor prototype based on our axial flux induction for EV applications. This activity is in conjunction with a large European tier 1 automotive supplier interest and inputs. We also completed the design for a 250-kW generator based on our axial flux induction technology. We expect to build this new generator over the next few months. We have also in May 2024 completed the installation of our new smaller 10-kW mobile power generator on a Polaris type ATV platform for US military applications. We started working directly with Polaris to perfect the output from the new generator on their platform. We completed the designs for 5 horsepower axial flux induction motor for swimming pool pump applications, and we also completed the design for a 10 horsepower axial flux induction motor for irrigation pump applications. We are also currently in discussions for usage of our technology for numerous wind turbines applications. During fiscal 2025 we also applied for 3 new patents related to axial flux induction machines.

In fiscal 2024 and 2025 we have significantly increased our engineering capabilities with having hired experts’ engineers in thermo dynamics (Ph.D.), electromagnetic motor design (Ph.D.) Power electronics & control (Ph.D.) and mechanical design (M.S.M.E). We have also acquired the latest in advance engineering tools such as Ansys Maxwell finite elements, MATLAB and 3-D solid work. Our engineering, research and development costs for fiscal 2025 were approximately $1.2 million.

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

Results of Operations

Fiscal 2025 compared to Fiscal 2024

Revenues

Net revenue was $50 for Fiscal 2025, compared to $56 for Fiscal 2024. Revenues continue to be negatively impacted due to a generally low level of resources on our legacy products as well as our shift to the development and production of numerous prototypes for our new product line. We cannot project with confidence the timing or amount of revenue that we can expect until the prototypes are completed, which should be in Fiscal 2026.

Cost of Goods

Cost of goods sold was $29 for Fiscal 2025, compared to $193 for Fiscal 2024. This resulted in a gross profit of $21 compared to a gross loss of $137 for Fiscal 2024. The gross loss and related gross margin for Fiscal 2024 were largely influenced by the low volume of shipments, which reduced our ability to fully absorb fixed operating costs.

Engineering, Research and Development

Engineering, research and development expenses were $1,249 for Fiscal 2025, compared to $750 for Fiscal 2024. The increase is a result of the Company’s augmented engineering activities, including (i) successfully recruiting new additions to the engineering staff; (ii) licensing of modeling and design software tools for the full 12-month period; as well as (iii) additional expenses incurred in the process of designing, fabricating and testing the new version of our electronic control unit (“ECU”) for our AuraGen®/VIPER products.

Selling, General and Administrative Expense

Selling, general and administration (“SG&A”) expenses for Fiscal 2025 were $3,586 as compared to $1,873 for Fiscal 2024, an increase of $1,713 or 91%. The increase in SG&A was due to increased headcount and pay increases, and $1,342 in stock-based compensation.

Other Income (Expense) and Interest Expense

Interest expense increased by $345 to $1,810 for Fiscal 2025, as compared to $1,465 for Fiscal 2024. During Fiscal 2025, the Company recorded a gain on debt settlement of $179 and a loss on debt extinguishment of $19,324 (see Notes 7 and 9 of the accompanying financial statements), both of which did not occur in the prior year period. The Company estimated the fair value of the conversion option derivative liability using a Black-Scholes option pricing model and recorded the change in fair value of the derivative liability of $4,629 and $9 at February 28, 2025 and February 29, 2024, respectively.

Net Loss

We recorded net losses of approximately $21,138 and $4,216 for Fiscal 2025 and 2024, respectively. The increase in our net loss was due to several factors, as noted above, including increased stock-based compensation expense, the recording of a loss on debt extinguishment to a related party, and the change in fair value of our derivative liability.

Liquidity and Capital Resources

For the year ended February 28, 2025, we recorded a net loss of $21.1 million. used cash in operations of $3.2 million, and at February 28, 2025, had a stockholders’ deficit of $37.6 million. In addition, at February 28, 2025, notes payable and related accrued interest with an aggregate balance of $5.2 million have reached maturity and are past due. These conditions raise substantial doubt regarding our ability to continue as a going concern for a period of at least one year from the date of issuance of these financial statements. In addition, the Company’s independent registered public accounting firm, in their report on the Company’s February 28, 2025, audited financial statements, raised substantial doubt about the Company’s ability to continue as a going concern.

Prior to Fiscal 2020, in order to maintain liquidity, we relied upon external sources of financing, principally equity financing and private indebtedness. We have no bank line of credit and will require additional debt or equity financing to fund ongoing operations. Based on a cash flow analysis performed by management, we estimate that we will need an additional $6 million to maintain existing operations for Fiscal 2026 and increase the volume of shipments to customers. We cannot assure the reader that additional financing will be available nor that the commercial targets will be met in the amounts required to keep the business operating. The issuance of additional shares of equity in connection with such financing could dilute the interests of our existing stockholders, and such dilution could be substantial. If we cannot raise the needed funds, we will also be forced to make further substantial reductions in our operating expenses, which could adversely affect our ability to implement our current business plan and ultimately our viability as a company.

See “Item 3. Legal Proceedings” and “Part IV, Item 15, and Note 9 to the Financial Statements” included elsewhere in this Annual Report on Form 10-K for information regarding the dispute and settlement with Mr. Kopple regarding these transactions.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item 7A.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements at page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

For the year ended February 28, 2025, there were no disagreements or any reportable events to disclose.

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

Based on this evaluation, and as a result of the material weakness described below, our President and Chief Financial Officer concluded as of February 28, 2025, that our disclosure controls and procedures were not effective.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of February 28, 2025. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

Based on this assessment, because of the material weakness described below, the Company’s management concluded that as of February 28, 2025, the Company’s internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management identified a material weakness in our internal control over financial reporting related to the Company having an insufficient number of full-time personnel with an appropriate level of U.S. GAAP knowledge and experience and ongoing training in the application of U.S. GAAP and SEC disclosure requirements commensurate with the Company’s financial reporting requirements.

Notwithstanding the identified material weaknesses, management has concluded that the Financial Statements included in this Annual Report on Form 10-K present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the periods disclosed in conformity with U.S. GAAP.

Planned Remediation of Material Weaknesses

Our management has been actively engaged in developing and implementing remediation plans to address material weakness described above. These remediation efforts are ongoing and include or are expected to include increasing personnel resources and technical accounting expertise within the accounting function. During the second, third, and fourth quarters of 2024, and as of the date of this Report, we continue to work with an outside consultant with experience and expertise in U.S. GAAP and public company SEC accounting and reporting requirements to assist management with its accounting and reporting of complex and/or non-recurring transactions and related disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal year ended February 28, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Name	Age	Title
Gary Douglas	77	Director, Member of the Audit Committee
Salvador Diaz-Verson, Jr.	71	Director, Chairman of the Audit Committee
David Mann	52	Director, Chairman of the Compensation Committee, Member of the Nominating Committee and Member of the Audit Committee, Acting Chief Financial Officer
Cipora Lavut	69	President, Chairman of the Board, Member of Nominating Committee and Member of the Compensation Committee
Robert Lempert	80	Secretary, Director, Chairman of the Nominating Committee and Member of the Compensation Committee

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

Cipora Lavut. Is the current President and Chairwoman of the Board. She was one of Aura’s original founding members. From 1987 to 2002 Ms. Lavut served on Aura’s Board and as a Senior Vice President. During this period, Ms. Lavut was instrumental to Aura receiving large contracts from The Boeing Company, Litton Industries, and the United States Air Force. Ms. Lavut also provided critical investor relations and marketing support during this time. Ms. Lavut left Aura in 2002. At the request of Aura’s then Board of Directors and management, in 2006 Ms. Lavut returned to Aura as Vice President in charge of investors relations and corporate communication. In January 2016, Ms. Lavut left the Company to pursue other business ventures. She returned to Aura in June 2019. She holds a B.S degree in business from California State University, Northridge.

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

Delinquent Section 16(a) Reports

Our shares of common stock are registered under the Securities Exchange Act of 1934, and therefore our executive officers and directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% stockholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file. Based on our review of the copies of such forms received by us, and to the best of our knowledge, no executive officers, directors and persons holding greater than 10% of our issued and outstanding stock have filed the required reports during the years ended February 298 2025, and February 29, 2024.

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

During Fiscal 2025, stock compensation for an aggregate of 3,000,000 stock options, with a fair value of $1,342, were awarded to the Company’s directors.

During Fiscal 2024, no stock compensation was awarded to any of the Company’s directors.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation earned by or paid to the principal executive officer and the named executive officers during the Fiscal years ended February 28, 2025 and February 29, 2024.

2022 Summary Compensation Table

	Fiscal	Salary		Option Awards	Non-Equity Incentive Compensation	All Other Compensation	Total
Name and Principal Position	Year	($)		($)	($)	($)	($)
Cipora Lavut	2025	140,000	(1)	-	-	539	140,539
President	2024	204,713	(2)	-	-	-	204,713

(1)	For Fiscal 2025, Ms. Lavut has been accruing an annual salary of $250,000 and has been paid $140,000 in cash over the same period, deferring the balance.
(2)	For Fiscal 2024, Ms. Lavut has been accruing an annual salary of $250,000 and has been paid $204,713 in cash over the same period, deferring the balance.

Outstanding Equity Awards at 2025 Fiscal Year-End

The Board of Directors and Executive Officers have been granted various options to acquire the Company’s common stock under the Company’s 2011 Directors and Executive Officers Stock Option Plan (the “2011 Plan”) as detailed in the table below. All of these options were outstanding as of February 28, 2025.

Name and Principal Position	Stock Options & Warrants Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price of Options & Warrants Outstanding
Cipora Lavut, President and Board Chair	750,000	2.67	$0.42
Salvador Diaz-Verson, Jr., Director	750,000	1.77	$0.61
Gary Douglas, Director	500,000	1.82	$0.58
David Mann, Director	400,000	2.32	$0.25
Robert Lempert, Director	360,000	2.26	$0.25

Option Exercises and Stock Vesting During Fiscal 2025

No stock options were exercised during Fiscal 2025 by the individuals named in the Summary Compensation Table.

No stock options were granted nor was there any vesting of previously granted stock options during Fiscal 2024 related to the individuals named in the Summary Compensation Table.

Option Exercises and Stock Vesting During Fiscal 2024

No stock options were exercised during Fiscal 2024 by the individuals named in the Summary Compensation Table.

No stock options were granted nor was there any vesting of previously granted stock options during Fiscal 2024 related to the individuals named in the Summary Compensation Table

Employment Contracts, Termination of Employment Contracts and Change in Control Arrangements

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, to the extent of our knowledge, certain information regarding our common stock owned as of February 28, 2025 (i) by each person who is known to be the beneficial owner of more than 5% of our outstanding common stock, (ii) by each of our Directors and the named executive officers in the Summary Compensation Table, and (iii) by all Directors and current executive officers as a group:

Beneficial Ownership Table
Beneficial Owner (1)	Number of Shares of Common Stock	Percent of Common Stock
Salvador Diaz-Verson, Jr. (2)	819,750	* %
Gary Douglas (3)	500,000	* %
Cipora Lavut (4)	2,639,660	2.2%
Robert Lempert (5)	507,343	* %
David Mann (6)	1,811,931	1.5%
Gary Campbell	197,453	* %

All current executive officers and Directors as a group (six) (2) (3) (4) (5) (6)	6,476,137	5.37%

5% Stockholders
Warren Breslow (7)	8,971,219	7.45%
BetterSea LLC (8)	8,364,735	6.95%

*	Less than 1% of outstanding shares
(1)	Beneficial ownership is determined in accordance with rules of the Securities and Exchange Commission. The calculation of the percentage of beneficial ownership is based upon 104,591,648 shares of common stock outstanding on February 28, 2025. In computing the number of shares beneficially owned by any stockholder and the percentage ownership of such stockholder, shares of common stock which may be acquired by a such stockholder upon exercise or conversion of warrants or options which are currently exercisable or exercisable within 60 days of February 28, 2025, are deemed to be exercised and outstanding. Such shares, however, are not deemed outstanding for purposes of computing the beneficial ownership percentage of any other person. Shares issuable upon exercise of warrants and options which are subject to stockholder approval are not deemed outstanding for purposes of determining beneficial ownership. Except as indicated by footnote, to our knowledge, the persons named in the table above have the sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. The mailing address for each of the officers and directors is c/o Aura Systems, Inc., 20431 North Sea, Lake Forest, CA 92630.
(2)	Includes 750,000 warrants exercisable within 60 days of February 28, 2025.
(3)	Includes 500,000 warrants exercisable within 60 days of February 28, 2025
(4)	Includes 750,000 warrants exercisable within 60 days of February 28, 2025.
(5)	Includes warrants to purchase 360,000 shares exercisable within 60 days of February 28, 2025.
(6)	Includes warrants to purchase 400,000 shares exercisable within 60 days of February 28, 2025, as well as 1,411,931 shares, 979,204 of which Mr. Mann has sole dispositive power and approximately 432,727 of which, Mr. Mann holds a power of attorney to vote such shares.
(7)	Includes the right to convert $3,000,000 and accrued interest of $863,322 convertible note payable to 2,759,516 common shares at a conversion price of $1.40.
(8)	Includes common shares only as of February 28, 2025.

Securities Authorized for Issuance Under Equity Compensation Plans as of February 28, 2025

Equity Compensation Plan Information as of February 28, 2025

	a.	b.	c.
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price for Options, Warrants and Rights	Number of Securities For Future Issuances Under Equity Compensation Plans (Excluding Securities Reflected in Column (a.)
Equity compensation plans approved by equity holders	8,250,000	$0.44	10,904,394
Equity compensation plans not approved by equity holders	1,500,000	$0.50	-

(1)	Reflects options under the 2006 Stock Option Plan and the 2011 Stock Option Plan, of which both were approved by Company shareholders. Additionally, it includes options which were authorized by the Board but cannot be issued until the proposal for renewal of the employee stock option plan is approved by the shareholders. The 2006 Stock Option Plan authorizes the Company to grant stock options exercisable for up to an aggregate number of shares of common stock equal to the greater of (i) 10,000,000 shares of common stock, or (ii) 10% of the number of shares of common stock outstanding from time to time. The 2011 Stock Option Plan authorizes the Company to grant stock options or warrants to executive officers and directors exercisable for up to an aggregate number of shares equivalent to 15% of the number of shares of common stock outstanding from time to time. The numbers in this table are as of February 28, 2025 (See Note 13 to the Financial Statements).

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND DISCLOSURES

Weinberg & Company, P.A. (“Weinberg”) was engaged to be the Company’s principal accountant and auditor in April 2022. The following table sets forth the aggregate fees billed to us by Weinberg for the year ended February 28, 2025, and for the year ended February 29, 2024:

	Year Ended
(amounts in thousands)	February 28, 2025	February 29, 2024
Audit Fees	$129	$89
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$129	$89

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

Audit Fees

Services provided to us by Weinberg with respect the audit of our annual financial statements and review of our annual report on Form 10-K for the year ended February 29, 2024, and for reviews of the financial statements which are included in our quarterly reports on Form 10-Q for the first three quarters of the year ended February 28, 2025.

Audit Related Fees

Weinberg did not provide any professional services to us during Fiscal 2025 or Fiscal 2024 which would constitute “audit related fees”.

Tax Fees

Weinberg did not provide any professional services to us during Fiscal 2025 or Fiscal 2024 which would constitute “tax fees”.

All Other Fees

Weinberg did not provide any professional services to us during Fiscal 2025 or Fiscal 2024 which would constitute “other fees”.

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

Dated: June 13, 2025

By:	/s/ Cipora Lavut
Cipora Lavut
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signatures	Title	Date

/s/ Cipora Lavut	President (Principal Executive Officer), Board Chair	June 13, 2025
Cipora Lavut

/s/ Gary Campbell	Chief Financial Officer (Principal Financial Officer)	June 13, 2025
Gary Campbell

/s/ David Mann	Director	June 13, 2025
David Mann

/s/ Robert Lempert	Director	June 13, 2025
Robert Lempert

/s/ Gary Douglas	Director	June 13, 2025
Gary Douglas

/s/ Salvador Diaz-Verson, Jr.	Director	June 13, 2025
Salvador Diaz-Verson, Jr.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Aura Systems, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Aura Systems, Inc. (the “Company”) as of February 28, 2025 and February 29, 2024, the related statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2025 and February 29, 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, during the year ended February 28, 2025, the Company incurred a net loss of $21 million, used cash in operations of $3 million, and at February 28, 2025, had a stockholders’ deficit of $37 million. In addition, at February 28, 2025, notes payable and related accrued interest with an aggregate balance of $5 million have reached maturity and are past due. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Accounting for debt extinguishment

As discussed in Note 7, in March 2024, the Company amended its existing debt agreement with KF Business Ventures et al (the “Kopple Note Payable”), resulting in the accounting for the Kopple Note Payable as a debt extinguishment.

We identified the accounting for the amended Kopple Note Payable as a critical audit matter due to the significant judgements and assumptions required by management in assessing the terms of the amended agreement, which impacted the accounting treatment. As a result, a high degree of auditor judgement and effort was required in performing audit procedures to evaluate the accounting treatment.

The primary procedures we performed to address this critical audit matter included:

●	We obtained and read the amendments to the Kopple Note Payable and other supporting documents;

●	We evaluated the Company’s analysis of the applicable accounting literature related to the treatment of the amendment to the Kopple Note Payable;

●	We assessed the appropriateness and sufficiency of the disclosures included in the financial statements relating to the debt extinguishment.

We have served as the Company’s auditor since 2022.

/s/ Weinberg & Company, P.A.

Los Angeles, California

June 13, 2025

AURA SYSTEMS, INC.

BALANCE SHEETS

	February 28, 2025	February 29, 2024
(amounts in thousands, except share data)
Assets
Current assets
Cash and cash equivalents	$23	$124
Inventories	38	20
Prepaid and other current assets	220	175
Total current assets	281	319

Property and equipment, net	618	378
Operating lease right-of-use asset	418	607
Security deposit	160	160
Total assets	$1,477	$1,464

Liabilities and Shareholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$2,544	$2,625
Accrued interest	2,875	2,598
Customer advances	447	447
Convertible notes payable, current portion-past due	1,513	1,508
Convertible note payable-related party-including $3,020 and $3,020, respectively past due	12,279	3,020
Notes payable, current portion	212	119
Notes payable-related party, current portion -including $733 and $782, respectively past due	733	4,632
Lease liabilities, current portion	279	238
Derivative liability	17,565	-
Total current liabilities	38,447	15,187

Notes payable, net of current portion	440	286
Note payable-related party, net of current portion	-	7,088
Lease liabilities, net of current portion	183	423
Total liabilities	39,070	22,984

Commitments and contingencies	-	-

Shareholders’ deficit
Common stock: $0.0001 par value; 150,000,000 shares authorized; 118,296,448 and 104,591,648 issued and outstanding at February 28, 2025 and February 29, 2024, respectively.	12	10
Additional paid-in capital	462,523	457,460
Accumulated deficit	(500,128)	(478,990)
Total shareholders’ deficit	(37,593)	(21,520)
Total liabilities and shareholders’ deficit	$1,477	$1,464

See accompanying notes to these financial statements.

AURA SYSTEMS, INC.

STATEMENTS OF OPERATIONS

	Fiscal Years Ended
	February 28, 2025	February 29, 2024
(amounts in thousands, except share and per share data)
Net revenue	$50	$56
Cost of goods sold	29	193
Gross profit (loss)	21	(137)
Operating expenses:
Engineering, research and development	1,249	750
Selling, general and administration	3,586	1,873
Total operating expenses	4,835	2,623
Loss from operations	(4,814)	(2,760)
Other income (expense):
Interest expense, net (including $1,538 and $1,064 to related parties, respectively)	(1,810)	(1,465)
Gain on debt settlement	179	-
Loss on debt extinguishment – related party	(19,324)	-
Change in fair value of derivative liability	4,629	9
Other income	2	-
Net loss	$(21,138)	$(4,216)

Basic and diluted loss per share	$(0.19)	$(0.04)
Basic and diluted weighted-average shares outstanding	114,842,561	99,379,779

See accompanying notes to these financial statements.

AURA SYSTEMS, INC.

STATEMENTS OF SHAREHOLDERS’ DEFICIT

(in thousands, except share data)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Deficit
Balance, February 28, 2023	94,648,346	$9	$454,507	$(474,774)	$(20,258)

Common shares issued for cash	9,918,302	1	2,942	-	2,943
Common shares issued for services	25,000	-	6	-	6
Relative fair value of warrants issued with convertible notes payable	-	-	5	-	5
Net loss				(4,216)	(4,216)
Balance, February 29, 2024	104,591,648	10	457,460	(478,990)	(21,520)

Fair value of vested stock options			1,601		1,601
Modification of warrant agreement - related party			33		33
Common shares issued for cash	13,704,800	2	3,429		3,431
Net loss				(21,138)	(21,138)
Balance, February 28, 2025	118,296,448	$12	$462,523	$(500,128)	$(37,593)

See accompanying notes to these financial statements.

AURA SYSTEMS, INC.

STATEMENTS OF CASH FLOWS

	Fiscal Years Ended
	February 28, 2025	February 29, 2024
(amounts in thousands)
Net loss	$(21,138)	$(4,216)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation and amortization	137	105
Amortization of debt discount	5	4
Inventory write-down	19	123
Gain on debt settlement	(179)	-
Loss on debt extinguishment – related party	19,324	-
Change in fair value of derivative liability	(4,629)	(9)
Fair value of vested stock options	1,638	-
Common stock issued for services	-	6
Changes in operating assets and liabilities:
Inventory	(37)	12
Prepaid and other current assets	132	(33)
Operating lease right-of-use asset	236	209
Accounts payable and accrued expenses	(85)	(133)
Accrued interest	1,600	1,150
Customer advances	-	(7)
Operating lease liability	(246)	(206)
Cash used in operating activities	(3,223)	(2,995)

Cash used in investing activities:
Purchase of property and equipment	(103)	(22)
Cash used in investing activities	(103)	(22)

Cash flows from financing activities:
Proceeds from issuance of common stock	3,431	2,943
Proceeds from issuance of notes payable	-	281
Principal payments of notes payable	(206)	(98)
Cash provided by financing activities	3,225	3,126

Net increase (decrease) in cash and cash equivalents	(101)	109
Cash and cash equivalents-beginning of year	124	15
Cash and cash equivalents-end of year	$23	$124
Cash paid for:
Interest	$138	$185

Supplemental schedule of non-cash transactions:
Right of use asset and lease liability	$47	$-
Relative fair value of warrants issued for note payable	$-	$5
Notes payable issued for the purchase of property and equipment	$274	$155
Notes payable issued for the purchase of annual software license	$179	$-
Reclassification of prepaid expense to property and equipment	$-	$21
Adjustment effective interest rate of note payable	$-	$61

See accompanying notes to these financial statements.

AURA SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

Years ended February 28, 2025, and February 29, 2024

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, the Company’s management has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the accompanying financial statements were issued. During the fiscal year ended February 28, 2025, the Company incurred a net loss of $21.1 million, used cash in operating activities of $3.2 million, and at February 28, 2025, had a stockholders deficit of $37.6 million. In addition, at February 28, 2025, notes payable and related accrued interest with an aggregate balance of $5.2 million have reached maturity and are past due. These factors raise substantial doubts about the Company’s ability to continue as a going concern within one year of the date that these financial statements are issued. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Subsequent to February 28, 2025, the Company issued 1,048,000 shares of common stock in exchange for cash proceeds of $262,000. The Company’s ability to continue as a going concern is dependent upon its ability to continue to implement its business plan. During the next twelve months we intend to continue to attempt to increase the Company’s sale of our AuraGen®/VIPER products both domestically and internationally and to add to our existing management team. In addition, we plan to continue to rebuild the engineering and sales teams, and to the extent appropriate, utilize third party contractors to support the operation. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, if needed, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its stockholders, in the case of equity financing. In the event the Company is unable to generate profits and is unable to obtain financing for its working capital requirements, it may have to curtail its business further or cease business altogether.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reported periods. Significant estimates include assumptions made for the valuation of inventory, impairment testing of long-lived assets, the realizability of deferred tax assets and the related valuation allowance, assumptions used in valuing derivative liabilities, assumptions used in valuing share-based compensation, and accruals for potential liabilities. Amounts could materially change in the future.

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

Inventories

Inventories are valued at the lower of cost (first-in, first-out) or net realizable value, on an average cost basis. We review the components of inventory on a regular basis for excess or obsolete inventory based on estimated future usage and sales. When evidence exists that the net realizable value of inventory is lower than its cost, the difference is recognized as a loss in the period in which it occurs. Once inventory has been written down, it creates a new cost basis for inventory that may not be subsequently written up. During the years ended February 28, 2025, and February 29, 2024, the Company wrote down inventories of $19 and $123, respectively.

Property and Equipment

Property and equipment are recorded at historical cost and depreciated on a straight-line basis over their estimated useful lives of approximately three years up to ten years. Leasehold improvements are amortized over the shorter of the useful life or the remaining period of the applicable lease term.

Management assesses the carrying value of property and equipment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If there is an indication of impairment, management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value at that time. At February 28, 2025 and February 29, 2024, management determined there were no impairments of the Company’s property and equipment.

Impairment of Long-lived Assets

The Company reviews its property and equipment, right-of-use asset, and other long-lived assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. For the years ended February 28, 2025, and February 29, 2024, the Company had no impairment of long-lived assets.

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

During the year ended February 28, 2025, one customer accounted for 60% and one customer accounted for 10% of revenues. During the year ended February 29, 2024, one customer accounted for 55% and one customer accounted for 12% of revenues.

As of February 28, 2025, four vendors accounted for 42%, 12%, 11% and 9% of accounts payable. As of February 29, 2024, four vendors accounted for 42%, 11%, 11% and 10% of accounts payable.

Research and Development

The Company engages in research and development to stay current with changes in vehicle manufacture and design and to maintain an advantage over potential competition. Research and development expenses relate primarily to the development, design, and testing of preproduction prototypes and models and are expensed as incurred. Research and development costs for Fiscal 2025 and 2024 were approximately $1,249 and $750, respectively.

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

To determine the number of authorized but unissued shares available to satisfy outstanding convertible securities, the Company uses a sequencing method to prioritize its convertible securities as prescribed by ASC 815-40-35. At each reporting date, the Company reviews its convertible securities to determine their classification is appropriate.

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

The following table sets forth by level, within the fair value hierarchy, the Company’s assets and liabilities at fair value as of February 28, 2025 and February 29, 2024:

	February 28, 2025
(amounts in thousands)	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liability – convertible note conversion option	$-	$-	$17,565	$17,565
Total	$-	$-	$17,565	$17,565

February 29, 2024
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liability	$-	$-	$-	$-
Total	$-	$-	$-	$-

The Company estimated the fair value of the derivative liability using the Binomial Model.

The following table provides a roll-forward of the derivative liability measured at fair value on a recurring basis using unobservable level 3 inputs for the period ended February 28, 2025, as follows:

(amounts in thousands)	Fair Value of Derivative Warrant Liability
February 29, 2024	$-
Recognition of derivative liability for a convertible note payable conversion option	22,194
Change in fair value of derivative liability	(4,629)
February 28, 2025	$17,565

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

For the years ended February 28, 2025, and February 29, 2024, the calculations of basic and diluted loss per share are the same because potential dilutive securities would have had an anti-dilutive effect. The potentially dilutive securities consisted of the following:

	February 28, 2025	February 29, 2024
Warrants	6,511,664	3,521,664
Options	8,250,000	4,250,000
Convertible notes	59,092,024	4,685,445
Total	73,853,688	12,457,109

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

Recently Issued Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses which includes amendments that require disclosure in the notes to financial statements of specified information about certain costs and expenses, including purchases of inventory; employee compensation; and depreciation, amortization and depletion expenses for each caption on the income statement where such expenses are included. The amendments are effective for the Company’s annual periods beginning January 1, 2027, with early adoption permitted, and should be applied either prospectively or retrospectively. The Company is in the process of evaluating this ASU to determine its impact on the Company’s disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure. These amendments expand a public entity’s segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker, requiring other new disclosures, and requiring enhanced interim disclosures. ASU 2023-07 requires public entities with a single reportable segment to provide all the disclosures required by this standard and all existing segment disclosures in Topic 280 on an interim and annual basis. ASU 2023-07 is effective for annual periods beginning after December 15, 2023, and interim periods beginning after December 15, 2024, applied retrospectively with early adoption permitted. As of December 31, 2024, the Company has adopted ASU 2023-07. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements but has resulted in additional disclosures within the footnotes to our consolidated financial statements (See Note 17).

Other recent accounting pronouncements issued by the FASB, its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 3 – INVENTORIES

Inventories consisted of the following:

	February 28, 2025	February 29, 2024
(amounts in thousands)
Raw materials	$7	$13
Work-in-process	6	6
Finished goods	25	1

Total inventory	$38	$20

NOTE 4 – PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets consisted of the following:

	February 28, 2025	February 29, 2024
(amounts in thousands)
Prepaid annual software licenses	$173	$158
Vendor advances	-	9
Prepaid insurance	19	2
Other prepaid expenses	28	6
Total prepaid and other current assets	$220	$175

NOTE 5 – PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	February 28, 2025	February 29, 2024
(amounts in thousands)
Leasehold improvements	$57	$57
Machinery and equipment	646	301
Vehicle	96	96
Computer equipment	105	80
Computer software	22	22
Furniture and fixtures	20	20
	946	576
Less accumulated depreciation and amortization	(328)	(198)
	$618	$378

Depreciation expense for the years ended February 28, 2025, and February 29, 2024 was $137 and $105, respectively.

NOTE 6 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable consisted of the following:

	February 28, 2025	February 29, 2024
(amounts in thousands)
(a) Convertible notes payable 1 – past due	$1,403	$1,403
(b) Convertible notes payable 2 – past due	110	$106
Unamortized debt discount	-	(1)
Net	$1,513	$1,508

(a)	In Fiscal 2013 and 2014, the Company issued six convertible notes payable in the aggregate of $4,000. The notes are unsecured, bear interest at 5% per annum and are convertible into shares of common stock at a conversion price of $1.40 per share, as adjusted. The notes were originally due in 2014 to 2017 and were all amended in 2018 to change the maturity date to January 11, 2023. As of February 28, 2025 and February 29, 2024, the outstanding balance of the convertible notes payable amounted to $1,403 and are past due.

(b)	In Fiscal 2024 the Company issued convertible notes payable to unrelated individuals and entities totaling $110 in exchange for cash. The notes are unsecured, bear interest at rate of 10% per annum, and matured in March 2024. The notes payable are convertible into shares of common stock at a conversion price of $0.20 per share. As of February 28, 2025 and February 29, 2024, the outstanding balance of the convertible notes payable amounted to $110 and $106, respectively, and are past due.

At February 28, 2025, the total outstanding convertible notes payable of $1,513 and accrued interest of $509 are convertible into 1,977,274 shares of common stock at conversion rates ranging from $0.20 to $1.40 per share.

NOTE 7 – CONVERTIBLE NOTE PAYABLE-RELATED PARTY

Convertible note payable – related party consisted of the following:

	February 28, 2025	February 29, 2024
(amounts in thousands)
(a) Convertible note payable to former director – past due	$3,000	$3,000
(b) Convertible note payable to director – past due	20	20
(c) Convertible note payable – Kopple	9,259	—
Total	$12,279	$3,020

(a)

Convertible note payable-former Director

On January 24, 2017, the Company entered into a debt refinancing agreement with a former director and current shareholder of the Company. As part of the agreement, the Company issued a $3,000 convertible note. The convertible note is unsecured, bears interest at 5% per annum, and was due February 2, 2023. The convertible note is convertible into shares of common stock at a conversion price of $1.40 per share, as adjusted. As of February 28, 2025 and February 29, 2024, the outstanding balance of the convertible note amounted to $3,000 and is past due.

(b)

Convertible note payable-Director

On October 4, 2023, the Company issued a convertible note payable of $20 in exchange for cash to a member of the Company’s Board of Directors. The convertible note is unsecured, bears interest at rate of 10% per annum and matured in March 2024. The convertible note payable is convertible to common stock at a conversion price of $0.20 per share. As of February 28, 2025 and February 29, 2024, the outstanding balance of the convertible note amounted to $20 and is past due.

(c)

Convertible note payable-Kopple

In March 2022, the Company entered into a binding term sheet agreement (“note payable”) with Robert Kopple and associated entities (collectively “Kopple”) in the aggregate of $10,000. Robert Kopple is the former Vice-Chairman of the Company’s Board of Directors and is a current shareholder in the Company. The Kopple note payable was previously reported as a note payable-related party (see Note 9). In March 2024, the Company and Kopple amended the note payable, which, among other things, added a conversion feature to the note payable. Accordingly, the amended note payable is now reported as a convertible note payable-related party.

The convertible note payable to Kopple is secured by tangible and intangible assets of the Company, bears interest at a rate of 10% per annum (15% on default) and matures in June 2029. As of February 28, 2025, the outstanding balance of the convertible note payable was $9,259.

March 2024 amendment to the Kopple note payable

The amendment to the Kopple note payable (i) replaced a requirement to pay the $3,850 past due principal balance with the requirement to pay $2,000 on or before December 15, 2024 (see extension below); (ii) increased the stated interest rate to 10% (15% on default); (iii) added a fee of $15 monthly until the Company makes a principal payment of $2,000 by December 2024; (iv) effective August 30, 2024, the Company granted Kopple a 36 month right (but not any obligation) to convert the note payable into equity of the Company at a conversion price equal to the lower of $1 per share or 50% of the 10 day volume weighted average price per share of the Company’s common stock; (v) requires the Company to pay 20% of all collected revenues within 10 days of the end of each fiscal quarter; (vi) requires the Company to pay Kopple 20% of any amount raised in new capital in the form of equity, debt or convertible debt above $3,500; (vii) reduces the exercise price of the warrants granted to Kopple in March 2022 from $0.85 per share to $0.50 per share; and (viii) extends the warrant expiration date of the warrants granted to Kopple from March 8, 2029, to March 31, 2031.

On February 28, 2025, an installment payment of $2,000, due in December 2024, was extended to March 31, 2025 in exchange for a cash payment of $100,000, which was recorded as interest expense. On April 28, 2025, , Kopple agreed to extend the installment payment of $2,000 for an additional 90 days to June 30, 2025, in exchange for another cash payment of $100,000.

Accounting for March 2024 amendment to the Kopple note payable as debt extinguishment

The Company accounted for the amended terms of the Kopple note payable as a debt extinguishment because the present value of the cash flows under the amended debt terms is greater by more than 10% compared to the present value of the remaining cash flows under the original existing debt terms. Furthermore, the amendment granted a conversion option to the note holder and is deemed substantially different from the existing note. As a result, the net carrying amount of the existing note payable of $12,164 was derecognized and amended convertible note payable was recorded at its fair value of $9,259. The Company recorded a loss on debt extinguishment of $19,324 as a result of this amendment, which is the difference between (i) the fair value of the amended convertible note payable of $9,259, combined with the fair value of the conversion option of $22,194 (see Note 12), and the change in the fair value of the amended warrants of $33, and (ii) the net carrying amount of the existing note payable of $12,162.

Other

At February 28, 2025, Kopple alleges that the Company failed to comply with certain non-monetary terms including failing to hold a shareholders’ meeting by August 1, 2024, and failure to pay 20% of all collected revenues within 10 days of the end of each fiscal quarter. In addressing the alleged violation of terms, the Company has provided for interest at the rate of 15% per annum and reported the entire convertible note payable as current.

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

At February 28, 2025, the total outstanding convertible notes payable-related party of $12,279 and accrued interest of $2,345 are convertible into 57,114,750 shares of common stock at conversion rates ranging from $0.20 to $1.40 per share.

NOTE 8 – NOTES PAYABLE

Notes payable consisted of the following:

(amounts in thousands)	February 28, 2025	February 29, 2024
Secured notes payable
(a) Note payable-EID loan	$150	$150
(b) Notes payable-vehicle and equipment	46	106
(c) Note payable - software license	208	139
(d) Notes payable – machinery and other equipment	238	-

Unsecured notes payable
(e) Note payable-other	10	10
Total	$652	$405
Current	(212)	(119)
Non-current	$440	$286

(a) Note payable-EID loan

During Fiscal 2021, the Company received a $150 loan under the United States Small Business Administration (“SBA”) Economic Injury Disaster Loan (“EID Loan”) program. The loan is due July 1, 2050, interest accrues at 3.75% per annum and is secured by the assets of the Company.

(b) Notes payable-vehicle and equipment

During Fiscal 2022, the Company issued two notes payable to purchase equipment and a vehicle for $288. The notes are secured by the equipment and vehicle purchased. The first note with the original principal of $210 was paid in full in October 2024. The second note with original principal of $78 is due January 20, 2027, and requires 72 equal monthly payments of approximately $1.5, including interest at 10.9% interest per annum.

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

The aggregate total of the note payable-software licenses as of February 28, 2025, amounted to $208.

(d) Notes payable – machinery and other equipment

During Fiscal 2025, the Company obtained a loan of $274 from a financing institution to finance the purchase of a production machine. The note payable is secured by the production machine and will mature in April 2029. As of February 28, 2025, the outstanding balance of the note payable amounted to $238.

(e) Note payable-other

As of February 28, 2025, and February 29, 2024, the Company has one note payable due to an individual issued in September 2015 that is payable on demand with an interest rate of 10% per annum.

NOTE 9 – NOTES PAYABLE-RELATED PARTIES

Notes payable-related parties consisted of the following:

(amounts in thousands)	February 28, 2025	February 29, 2024
(a) Note payable-Kopple (see Note 7)	$-	$10,915
(b) Note payable- Gagerman – past due	-	82
(c) Note payable-Jiangsu Shengfeng – past due	733	700
Total	733	11,697
Non-current	-	(7,065)
Current	$733	$4,632

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

In June 2022, the first installment of $3,000 became due, of which only $150 was paid. Subsequently, the note was amended several times to extend the payment date of the remaining balance of $2,850 of the initial payment, and the Company incurred extension and forbearance fees totaling $335 that was recorded as part of interest expense. In January 2023, pursuant to the terms of the amended note payable, the Company started accruing interest on the outstanding note balance at a rate of 6% per annum, compounded annually. As of February 29, 2024, the outstanding principal balance amounted to $10,915.

In March 2024, the Company and Kopple again amended the note payable and the Company accounted for the amended terms of the note payable as a debt extinguishment and the net carrying amount of the existing note payable and accrued interest of $12,164 was derecognized, and the amended note payable is now classified as a convertible note payable-related party (see Note 7).

(b) Note payable-Gagerman

Melvin Gagerman, the Company’s former CEO and CFO whose employment was permanently terminated in July 2019, claimed that in April 2014 the Company issued an unsecured demand promissory note to him in the amount of $82 that bears interest at a rate of 10% per annum. Gagerman claimed that this note has not been repaid. In June 2022, Gagerman brought suit against the Company for repayment of this alleged note. Although the Company disputed Gagerman’s claims, under the guidance of ASC 450 – Contingencies, the Company had recorded the claimed note payable $82 and corresponding accrued interest.

On October 1, 2024, the Company and Gagerman agreed to a settlement. As part of the settlement, Gagerman released any and all claims against the Company, including those related to the note payable of $82 and corresponding accrued interest. As a result, the Company recorded a gain on debt settlement of $179 for the year ended February 28, 2025, representing the derecognition of the note payable balance of $82 and the corresponding accrued interest balance of $97.

(c) Jiangsu Shengfeng Note

On November 20, 2019, the Company owned 49% of a Chinese joint venture named Jiangsu Shengfeng. The Joint venture advanced Aura $700 in prior years for products that the Company failed to deliver to the joint venture. The Company reached an agreement with the joint venture regarding the return of $700 that had been advanced to the Company in prior years provided the joint venture remains as an operating company. As a result, in November 2019, the Company issued a non-interest-bearing promissory note for $700 to the joint venture to be paid over an 11-month period beginning March 15, 2020, through February 15, 2021. The joint venture stopped operations in 2020 as a result of COVID-19 and never resumed or restarted operations. In early fiscal 2024 the joint venture was dissolved and liquidated without filing any demands or claims for payments. As of February 28, 2025 and February 29, 2024, the outstanding balance of this note payable amounted to $733.

NOTE 10 – ACCRUED INTEREST

Accrued interest consisted of the following:

	February 28, 2025	February 29, 2024
(amounts in thousands)
Convertible notes payable (past due) (see Note 6)	$509	$425
Convertible notes payable - related party – Kopple (see Note 7)	1,329	—
Convertible notes payable - related party – others ) (see Note 7)	1,016	863
Notes payable - related party – Kopple (see Note 9)	—	1,226
Notes payable - related party – others (see Note 9)	—	62
Notes payable (see Note 8)	21	22
Total	$2,875	$2,598

NOTE 11 – LEASES

In February 2021, the Company consolidated our administrative and production operations, including warehousing, within an approximately 18 square foot facility in Lake Forest, California. The Lake Forest facility lease is for 66-months effective February 2021 through August 31, 2026. The initial monthly base rental rate was approximately $22 per month and escalates 3% each year to approximately $26 per month in 2026. The lease liability was determined by discounting the future lease payments under the lease terms using a 10% per annum discount rate to determine the lease liability.

In April 2024, the Company entered into a 60-month financing lease for a forklift with a cost of $47. The lease has an interest rate of 8%, including a bargain purchase option to acquire the forklift at the end of the lease term for a payment of one dollar.

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

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

	Year ended February 28, 2025	Year ended February 29, 2024
(amounts in thousands)
Lease Cost
Operating lease cost (included in general and administration in the Company’s statement of operations)	$352	$285

Other Information
Cash paid for amounts included in the measurement of lease liabilities for the years ended February 28, 2025 and February 29, 2024, respectively	$285	$285
Weighted average remaining lease term – operating leases (in years)	1.7	2.5
Average discount rate – operating leases	10.0%	10.0%

The supplemental balance sheet information related to leases for the period is as follows:

At February 28, 2025
Operating leases
Long-term right-of-use assets	$418

Short-term operating lease liabilities	$279
Long-term operating lease liabilities	183
Total operating lease liabilities	$462

Maturities of the Company’s lease liability is as follows:

Year Ending February 28:	Operating Lease
2026	$311
2027	166
2028	11
2029	11
2030	1
Total lease payments	500
Less: Imputed interest/present value discount	(38)
Present value of lease liabilities	$462

NOTE 12 – DERIVATIVE LIABILITY

In March 2024, pursuant to the amendment of the Kopple note payable (see Note 7), the Company granted Kopple the right to convert the amended note payable into equity of the Company at a conversion price equal to the lower of one-dollar per share or 50% of the 10 day volume-weighted average price per share of the Company’s common stock. The Company analyzed the conversion option for derivative accounting consideration under ASC 815, Derivatives and Hedging. As a result, the Company determined that the conversion option was not considered indexed to the Company’s own stock and should be classified as a derivative liability since it does not have an explicit limit to the number of shares to be delivered upon settlement of the conversion option. The derivative liability is remeasured to fair value at each reporting period, and the change in the fair value is recognized in earnings in the accompanying statements of operations. The Company estimated the fair value of the conversion option derivative liability using a Black-Scholes option pricing model and recorded the fair value of the derivative liability of $22,194 at March 7, 2024, the date of issuance, and $17,565 at February 28, 2025.

The following tables summarize the derivative liability:

(amounts in thousands, except share and per share data)	February 28, 2025	March 7, 2024 - Issuance
Stock price	$0.34	$0.15
Risk free interest rate	4.01%	4.07%
Expected volatility	173%	182%
Expected life in years	4.33	5.31
Expected dividend yield	0%	0%
Number of common stock issuable	54,128,933	151,481,943
Fair value of derivative liability	$17,565	$22,194

NOTE 13 – STOCKHOLDERS’ DEFICIT

Common Stock

On February 28, 2025 and February 29, 2024, the Company had 150,000,000 shares of $0.0001 par value common stock authorized for issuance.

During the year ended February 28, 2025, the Company issued 13,501,563 shares of common stock for approximately $3,453 in cash. As part of the offering, the Company also granted certain investors warrants to purchase 3,000,000 shares of common stock. The warrants are fully vested, exercisable at $1.00 per share, and will expire in 3 years.

During the year ended February 29, 2024, the Company issued 9,918,302 shares of common stock for net proceeds of approximately $2,943 in cash and services. In addition, the Company also issued 25,000 shares of common stock for services rendered with a fair value of $6.

On February 28, 2025, there were insufficient authorized and unissued shares for the Company to satisfy all of its commitments to deliver shares. The Company’s sequencing policy resulted in the allocation of authorized and unissued shares in the following order at February 28, 2025 (i) Warrants, and (ii) Convertible Notes Payable and Convertible Notes Payable-Related Party. The sequence is based upon reclassifying securities with the earliest maturity date first. This sequencing and the lack of sufficient authorized shares resulted in the Company recording the conversion option of the convertible note payable-Kopple as a derivative liability (see Note 12).

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

	Number of Shares	Exercise Price	Weighted Average Intrinsic Value
(amounts in thousands, except share and per share data)
Total options, February 28, 2023	4,792,857	$0.48	$394
Granted	-	-	-
Exercised	-	-	-
Expired	(542,857)	1.40	-
Total options, February 29, 2024	4,250,000	$0.37	$-
Granted	4,000,000	0.50	-
Exercised	-	-	-
Expired	-	-	-
Total options, February 28, 2025	8,250,000	$0.43	$-
Exercisable, February 28, 2025	8,250,000	$0.43	$-

During the year ended February 28, 2025, the Company’s Board of Directors approved options exercisable into 4,000,000 shares to be issued pursuant to the Company’s 2011 Plan. 3,000,000 options were issued to Board members, and 1,000,000 options were issued to an employee, with immediate vesting.

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

As of February 28, 2025, the intrinsic value as these stock options amounted to $205. The exercise prices and information related to options under the 2011 Plan outstanding on February 28, 2025, are as follows:

Range of Exercise Price	Stock Options Outstanding	Stock Options Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price of Options Outstanding	Weighted Average Exercise Price of Options Exercisable
$0.25 to $.50	8,250,000	8,250,000	4.81	$0.43	$0.43

Warrants

	Number of Warrants	Exercise Price
Outstanding, February 28, 2023	3,564,764	$0.86
Granted	60,000	0.50
Exercised	-	-
Expired	(103,100)	1.40
Outstanding, February 29, 2024	3,521,664	$0.83
Granted	3,000,000	1.00
Exercised	-	-
Expired	(10,000)	1.40
Outstanding, February 28, 2025	6,511,664	$0.73

There was no intrinsic value as of February 28, 2025, as the exercise prices of these warrants were greater than the market price of the Company’s stock. The exercise prices and information related to the warrants as February 28, 2025, are as follows:

Range of Exercise Price	Stock Warrants Outstanding	Stock Warrants Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price of Warrants Outstanding	Weighted Average Exercise Price of Warrants Exercisable
$0.50	3,511,664	3,511,664	6.13	$0.50	0.50
$1.00	3,000,000	3,000,000	2.43	$1.00	$1.00

NOTE 14 – INCOME TAXES

For the years ended February 28, 2025, and February 29, 2024, the Company had no income tax expense due to recurring net loss.

For the years ended February 28, 2025 and February 29, 2024, a reconciliation of the effective income tax rate to the U.S. statutory rate is as follows:

	Year ended February 28, 2025	Year ended February 29, 2024
Federal tax benefit at statutory rate	21%	21%
State tax benefit, net of federal benefit	7%	7%
Change in valuation allowance	(28)%	(28)%
Total	0%	0%

As of February 28, 2025, and February 29, 2024, the following table summarizes our deferred tax asset:

	February 28, 2025	February 29, 2024
(amounts in thousands)
Deferred tax asset
Net operating loss carryforwards	$41,780	$39,374
Gross deferred tax assets	41,780	39,374
Valuation allowance	(41,780)	(39,374)
Net deferred tax asset (liability)	$-	$-

The provisions of ASC Topic 740, Accounting for Income Taxes, require an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. For the years ended February 28, 2025, and February 29, 2024, based on all available objective evidence, including the existence of cumulative losses, the Company determined that it was more likely than not that the net deferred tax assets were not fully realizable. Accordingly, the Company established a full valuation allowance against its net deferred tax assets. The Company intends to maintain a full valuation allowance on net deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance. During the years ended February 28, 2025 and February 29, 2024, the valuation allowance increased by $2.4 million and $2.7 million, respectively.

At February 28, 2025, the Company had available Federal and state net operating loss carryforwards (“NOL”s) to reduce future taxable income. For Federal purposes the amounts available were approximately $149.2 million and for state purposes the amounts available were approximately $102.5 million. The Federal carryforwards expire on various dates through 2044 and the state carryforwards expire on various dates through 2044. Due to restrictions imposed by Internal Revenue Code Section 382 regarding substantial changes in ownership of companies with loss carryforwards, the utilization of the Company’s NOL may be limited as a result of changes in stock ownership.

The Company’s operations are based in California, and it is subject to Federal and California state income tax. Tax years after 2017 are open to examination by United States and state tax authorities.

The Company follows the guidance of ASC 740, which requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any tax benefit can be recorded in the financial statements. ASC 740 also provides guidance on the recognition, measurement, classification and interest and penalties related to uncertain tax positions. As of February 28, 2025, and February 29, 2024, no liability for unrecognized tax benefits was required to be recorded or disclosed.

Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of February 28, 2025, and February 29, 2024, we have no accrued interest and penalties related to uncertain tax positions.

We are subject to taxation in the U.S. and California. Our tax years for 2014 and forward are subject to examination by our tax authorities. We are not currently under examination by any tax authority.

NOTE 15 – RELATED PARTY TRANSACTIONS

As of February 28, 2025 and February 29, 2024, Bettersea LLC (“Bettersea”) was an 7.1% and 8.8%, respectively, shareholder in the Company. For the years ended February 28, 2025, and February 29, 2024, the Company incurred total fees to Bettersea of $161 and $151, respectively, for consulting services. As of February 28, 2025, and February 29, 2024, a total of approximately $225 and $223, respectively, was due to Bettersea and included in accounts payable and accrued expenses.

As of February 28, 2025, and February 29, 2024, accrued expenses include accrued payroll due to officers and of $272 and $213, respectively.

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

In June 2022, Melvin Gagerman, the Company’s former CEO and CFO whose employment with Aura was permanently terminated in July 2019, brought suit against the Company for repayment of an allegedly unsecured demand promissory note in the principal amount of $82 which he claims was entered into in April 2014 and bears interest at a rate of 10% per annum. Despite the fact that, based on Gagerman’s allegations, the note was issued during a period when he was the Company’s CEO, CFO, Corporate Secretary and Chairman of Aura’s Board of Directors, Gagerman has stated that he does not possess a copy of the alleged promissory note. The Company disputes that any amount is presently owed to Gagerman and has filed a cross-complaint against him for, among things, conversion, violation of California Business & Professions Code §17200, and various breaches of fiduciary duty that the Company believes Gagerman committed against Aura, including without limitation, Gagerman’s actions in opposing the valid 2019 stockholder consent action (see Note 9). On October 1, 2024, all litigation with Gagerman was settled with no cost to the Company.

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

NOTE 17. SEGMENT INFORMATION

The Company operates and manages its business as one reportable and operating segment. The measure of segment assets is reported on the balance sheet as total consolidated assets. The Company derives revenue primarily in the United States of America and manages its business activities on a consolidated basis.

The Company’s chief operating decision maker (CODM), its Chief Executive Officer, reviews financial information presented on a consolidated basis and decides how to allocate resources based on net loss. Consolidated net loss is used for evaluating financial performance. The monitoring of budgeted versus actual results is used in assessing performance of the Company and in establishing management’s compensation.

Significant segment expenses include employee compensation, stock-based compensation, merchant fees, and consulting and outside provider costs. Other operating expenses include all remaining costs necessary to operate our business and primarily include advertising, corporate compliance, and overhead expenses. The following table presents the significant segment expenses and other segment items regularly reviewed by our CODM:

	Year Ended February 28, 2025	Year Ended February 29, 2024

Net sales	$50	$56
Cost of sales	29	193
Gross profit	21	(137)

Less:
Employee compensation and benefits	987	723
Stock-based compensation expense	1,601	-
Consulting and outside provider costs	288	314
Property lease and utility costs	509	443
Depreciation expense	154	104
Program software and licensing expense	233	168
Other operating expenses	1,063	871
Total operating expenses	4,835	2,623
Loss from operations	$(4,814)	$(2,760)

NOTE 17 – SUBSEQUENT EVENTS

Subsequent to February 28, 2025, the Company issued 1,048,000 shares of common stock in exchange for cash proceeds of approximately $262,000.