Form 10-Q
period 2025-05-31
AURA SYSTEMS INC
filed 2025-07-21
CIK 826253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to______________

AURA SYSTEMS, INC.

(Exact name of Registrant as specified in its charter)

Delaware	95-4106894
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

20431 North Sea Circle

Lake Forest, CA 92630

(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code: (310) 643-5300

Former name, former address, and former fiscal year, if changed since last report:

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding July 3, 2025
Common Stock, par value $0.0001 per share	122,691,600

AURA SYSTEMS, INC.

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AURA SYSTEMS, INC.

CONDENSED BALANCE SHEETS

	May 31, 2025	February 28, 2025
(amounts in thousands, except share data)	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$21	$23
Inventories	5	38
Prepaid and other current assets	173	220
Total current assets	199	281

Property and equipment, net	574	618
Operating lease right-of-use asset	355	418
Security deposit	160	160
Total assets	$1,288	$1,477

Liabilities and Shareholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$2,512	$2,544
Accrued interest	3,312	2,875
Customer advances	447	447
Convertible notes payable, current portion-past due	1,493	1,513
Convertible note payable-related party-including $3,020 and $3,020, respectively past due	12,279	12,279
Notes payable, current portion	230	212
Notes payable-related party, current portion - past due	733	733
Lease liabilities, current portion	290	279
Derivative liability	19,135	17,565
Total current liabilities	40,431	38,447

Notes payable, net of current portion	338	440
Lease liabilities, net of current portion	105	183
Total liabilities	40,874	39,070

Commitments and contingencies	-	-

Shareholders’ deficit
Common stock: $0.0001 par value; 150,000,000 shares authorized; 121,711,600 and 118,296,448 issued and outstanding at May 31, 2025 and February 25, 2025, respectively.	12	12
Additional paid-in capital	463,371	462,523
Accumulated deficit	(502,969)	(500,128)
Total shareholders’ deficit	(39,586)	(37,593)
Total liabilities and shareholders’ deficit	$1,288	$1,477

See accompanying notes to these financial statements.

AURA SYSTEMS, INC.

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended May 31,
	2025	2024
(amounts in thousands, except share and per share data)
Net revenue	$185	$47
Cost of goods sold	25	47
Gross profit	160	-
Operating expenses:
Engineering, research and development	353	310
Selling, general and administration	484	374
Total operating expenses	837	684
Loss from operations	(677)	(684)
Other income (expense):
Interest expense, net (including $385 and $271 to related parties, respectively)	(594)	(275)
Loss on debt extinguishment – related party	-	(19,324)
Change in fair value of derivative liability	(1,570)	5,023
Other income	-	2
Net loss	$(2,841)	$(15,258)

Basic and diluted loss per share	$(0.02)	$(0.14)
Basic and diluted weighted-average shares outstanding	119,994,325	106,140,039

See accompanying notes to these financial statements.

AURA SYSTEMS, INC.

CONDENSED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(Unaudited)

	Three Months Ended May 31, 2025
(amounts in thousands, except share data)	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Deficit
Balance, February 28, 2025	118,296,448	$12	$462,523	$(500,128)	$(37,593)
Common shares issued for cash	3,415,152	-	848	-	848
Net loss	-	-	-	(2,841)	(2,841)
Balance, May 31, 2025 (unaudited)	121,711,600	$12	$463,371	$(502,969)	$(39,586)

	Three Months Ended May 31, 2024
(amounts in thousands, except share data)	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Deficit
Balance, February 29, 2024	104,591,648	$10	$457,460	$(478,990)	$(21,520)
Common shares issued for cash	4,455,600	1	1,117	-	1,118
Fair value of modified warrants - related party	-	-	33	-	33
Net loss	-	-	-	(15,258)	(15,258)
Balance, May 31, 2024 (unaudited)	109,047,248	11	458,610	(494,248)	(35,627)

See accompanying notes to these unaudited financial statements.

AURA SYSTEMS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended May 31,
	2025	2024
(amounts in thousands)
Net loss	$(2,841)	$(15,258)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation and amortization	44	25
Inventory write-down	-	20
Loss on debt extinguishment – related party	-	19,324
Change in fair value of derivative liability	1,570	(5,023)
Changes in operating assets and liabilities:
Accounts receivable	-	(15)
Inventory	33	-
Prepaid and other current assets	47	35
Operating lease right-of-use asset	63	48
Accounts payable and accrued expenses	(32)	(218)
Accrued interest	437	335
Operating lease liability	(67)	(57)
Cash used in operating activities	(746)	(784)

Cash used in investing activities:
Purchase of property and equipment	-	(36)
Cash used in investing activities	-	(36)

Cash flows from financing activities:
Proceeds from issuance of common stock	848	1,117
Principal payments of convertible notes payable	(20)	-
Principal payments of notes payable	(84)	(124)
Cash provided by financing activities	744	993

Net increase (decrease) in cash and cash equivalents	(2)	173
Cash and cash equivalents-beginning of period	23	124
Cash and cash equivalents-end of period	$21	$297
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Supplemental schedule of non-cash transactions:
Fair value of modified warrants - related party	$-	$33
Notes payable issued for the purchase of property and equipment	$-	$321
Fair value of convertible note payable	$-	$9,261
Extinguishment of note payable – related party	-	$12,164
Conversion feature of convertible note payable – related party accounted as derivative liability	$-	$22,194

See accompanying notes to these unaudited financial statements.

AURA SYSTEMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

THREE MONTHS ENDED MAY 31, 2025 AND 2024
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

Basis of Presentation

The accompanying unaudited condensed financial statements as of and for the three months ended on May 31, 2025 and 2024, have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed financial statements reflect all adjustments of a normal recurring nature that are necessary for a fair presentation of the results for the periods presented. The Condensed Balance Sheet information as of February 28, 2025, was derived from the Company’s audited Financial Statements as of February 28, 2025, included in the Company’s Annual Report on Form 10-K filed with the SEC on June 13, 2025. These financial statements should be read in conjunction with that report. The results of operations for the period ended May 31, 2025, may not necessarily be indicative of the results of the full fiscal year ending February 28, 2026.

The Company’s fiscal year ends on the last calendar day of February. Accordingly, the current fiscal year will end on February 28, 2026, and is referred to as “Fiscal 2026”. Our prior fiscal years ended February 28, 2025, February 29, 2024, and February 28, 2023, and are referred to as “Fiscal 2025”, “Fiscal 2024” and “Fiscal 2023”, respectively.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has not yet generated sufficient revenues to fund operations, has experienced recurring operating losses and relies on debt and equity offerings to generate working capital.

During the three month period ended May 31, 2025, the Company recognized a net loss of $2,841 and used cash in operating activities of $746. As of May 31, 2025, the Company also has a shareholder deficit of $39,586 and notes payable totaling $5,266 are also past due. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s February 28, 2025, financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

During the three months ended May 31, 2025, one customer accounted for 90% and one customer accounted for 10% of revenues. During the three months ended May 31, 2024, one customer accounted for 55% and one customer accounted for 12% of revenues. No other customer accounted for more than 10% of revenues.

As of May 31, 2025, four vendors accounted for 40%, 12%, 12% and 10% of accounts payable. As of February 28, 2025, four vendors accounted for 42%, 12%, 11% and 9% of accounts payable.

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

The following table sets forth by level, within the fair value hierarchy, the Company’s assets and liabilities at fair value as of May 31, 2025 and February 28, 2025:

	May 31, 2025
(amounts in thousands)	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liability – convertible note conversion option	$-	$-	$19,135	$19,135
Total	$-	$-	$19,135	$19,135

	February 28, 2025
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liability – convertible note conversion option	$-	$-	$17,565	$17,565
Total	$-	$-	$17,565	$17,565

The Company estimated the fair value of the derivative liability using the Binomial Model.

The following table provides a roll-forward of the derivative liability measured at fair value on a recurring basis using unobservable level 3 inputs for the period ended May 31, 2025, as follows:

(amounts in thousands)	Fair Value of Derivative Warrant Liability
February 28, 2025	$17,565
Change in fair value of derivative liability	1,570
May 31, 2025	$19,135

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

For the three months ended May 31, 2025 and 2024, the calculations of basic and diluted loss per share are the same because potentially dilutive securities would have had an anti-dilutive effect. The potentially dilutive securities consisted of the following:

	May 31, 2025	May 31, 2024
Warrants	6,451,664	6,521,664
Options	7,000,000	4,250,000
Convertible notes	98,588,399	46,756,007
Total	112,040,063	57,527,671

Recent Accounting Pronouncements

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure. These amendments expand a public entity’s segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker, requiring other new disclosures, and requiring enhanced interim disclosures. ASU 2023-07 requires public entities with a single reportable segment to provide all the disclosures required by this standard and all existing segment disclosures in Topic 280 on an interim and annual basis. ASU 2023-07 is effective for annual periods beginning after December 15, 2023, and interim periods beginning after December 15, 2024, applied retrospectively with early adoption permitted. As of December 31, 2024, the Company has adopted ASU 2023-07. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements but has resulted in additional disclosures within the footnotes to our consolidated financial statements (See Note 12).

Other recent accounting pronouncements issued by the FASB, its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 2 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable consisted of the following:

	May 31, 2025	February 29, 2024
(amounts in thousands)
(a) Convertible notes payable 1 – past due	$1,403	$1,403
(b) Convertible notes payable 2 – past due	90	110
Net	$1,493	$1,513

(a)	In Fiscal 2013 and 2014, the Company issued six convertible notes payable in the aggregate of $4,000. The notes are unsecured, bear interest at 5% per annum and are convertible into shares of common stock at a conversion price of $1.40 per share, as adjusted. The notes were originally due in 2014 to 2017 and were all amended in 2018 to change the maturity date to January 11, 2023. As of May 31, 2025 and February 28, 2025, the outstanding balance of the convertible notes payable amounted to $1,403 and are past due.

(b)	In Fiscal 2024 the Company issued convertible notes payable to unrelated individuals and entities totaling $110 in exchange for cash. The notes are unsecured, bear interest at rate of 10% per annum, and matured in March 2024. The notes payable are convertible into shares of common stock at a conversion price of $0.20 per share. As of May 31, 2025 and February 28, 2025, the outstanding balance of the convertible notes payable amounted to $90 and $110, respectively, and are past due.

At May 31, 2025, the total outstanding convertible notes payable of $1,493 and accrued interest of $526 are convertible into 1,887,215 shares of common stock at conversion rates ranging from $0.20 to $1.40 per share.

NOTE 3 – CONVERTIBLE NOTE PAYABLE-RELATED PARTY

Convertible note payable – related party consisted of the following:

	May 31, 2025	February 28, 2025
(amounts in thousands)
(a) Convertible note payable to former director – past due	$3,000	$3,000
(b) Convertible note payable to director – past due	20	20
(c) Convertible note payable – Kopple	9,259	9,259
Total	$12,279	$12,279

(a)

Convertible note payable-former Director

On January 24, 2017, the Company entered into a debt refinancing agreement with a former director and current shareholder of the Company. As part of the agreement, the Company issued a $3,000 convertible note. The convertible note is unsecured, bears interest at 5% per annum, and was due February 2, 2023. The convertible note is convertible into shares of common stock at a conversion price of $1.40 per share, as adjusted.  As of May 31, 2025 and February 28, 2025, the outstanding balance of the convertible note amounted to $3,000 and is past due.

(b)

Convertible note payable-Director

On October 4, 2023, the Company issued a convertible note payable of $20 in exchange for cash to a member of the Company’s Board of Directors. The convertible note is unsecured, bears interest at rate of 10% per annum and matured in March 2024. The convertible note payable is convertible to common stock at a conversion price of $0.20 per share. As of May 31, 2025 and February 28, 2025, the outstanding balance of the convertible note amounted to $20 and is past due.

(c)

Convertible note payable-Kopple

In March 2022, the Company entered into a binding term sheet agreement (“note payable”) with Robert Kopple and associated entities (collectively “Kopple”) in the aggregate of $10,000. Robert Kopple is the former Vice-Chairman of the Company’s Board of Directors and is a current shareholder in the Company. In March 2024, the Company and Kopple amended the note payable, which, among other things, added a conversion feature to the note payable. Accordingly, the amended note payable is reported as a convertible note payable-related party.

The convertible note payable to Kopple is secured by tangible and intangible assets of the Company, bears interest at a rate of 10% per annum (15% on default) and matures in June 2029. As of May 31, 2025 and February 28, 2025, the outstanding balance of the convertible note payable was $9,259.

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

On February 28, 2025, an installment payment of $2,000, due in December 2024, was extended to March 31, 2025 in exchange for a cash payment of $100,000, which was recorded as interest expense. On April 28, 2025, Kopple agreed to further extend the installment payment of $2,000 due March 31, 2025, to June 30, 2025, in exchange for another cash payment of $100,000.

Accounting for March 2024 amendment to the Kopple note payable as debt extinguishment

The Company accounted for the amended terms of the Kopple note payable as a debt extinguishment because the present value of the cash flows under the amended debt terms is greater by more than 10% compared to the present value of the remaining cash flows under the original existing debt terms. Furthermore, the amendment granted a conversion option to the note holder and is deemed substantially different from the existing note. The Company recorded a loss on debt extinguishment of $19,324 as a result of this amendment, which is the difference between (i) the fair value of the amended convertible note payable of $9,259, combined with the fair value of the conversion option upon issuance of $22,194, and the change in the fair value of the amended warrants of $33, and (ii) the net carrying amount of the former note payable of $12,162.

Other

At February 28, 2025, Kopple alleged that the Company failed to comply with certain non-monetary terms including failing to hold a shareholders’ meeting by August 1, 2024, or otherwise secure additional shares needed to allow the exercise Kopple’s conversion rights, and failure to pay 20% of all collected revenues within 10 days of the end of each fiscal quarter. In addressing the alleged violation of terms, the Company has provided for interest at the rate of 15% per annum and reported the entire convertible note payable as current.

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

At May 31, 2025, the total outstanding convertible notes payable-related party of $12,279 and accrued interest of $2,749 are convertible into 96,701,184 shares of common stock at conversion rates ranging from $0.20 to $1.40 per share.

NOTE 4 – NOTES PAYABLE

Notes payable consisted of the following:

(amounts in thousands)	May 31, 2025	February 28, 2025
Secured notes payable
(a) Note payable-EID loan	$150	$150
(b) Notes payable-vehicle and equipment	40	46
(c) Note payable - software license	171	208
(d) Notes payable – machinery and other equipment	197	238

Unsecured notes payable
(e) Note payable-other	10	10
Total	$568	$652
Current	(230)	(212)
Non-current	$338	$440

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

The aggregate total of the note payable-software licenses as of May 31, 2025, amounted to $171.

(d) Notes payable – machinery and other equipment

During Fiscal 2025, the Company obtained a loan of $274 from a financing institution to finance the purchase of a production machine. The note payable is secured by the production machine and will mature in April 2029. As of May 31, 2025, the outstanding balance of the note payable amounted to $197.

(e) Note payable-other

As of May 31, 2025, and February 28, 2025, the Company has one note payable due to an individual issued in September 2015 that is payable on demand with an interest rate of 10% per annum.

NOTE 5 – NOTES PAYABLE-RELATED PARTIES

Notes payable-related parties consisted of the following:

(amounts in thousands)	May 31, 2025	February 28, 2025
(a) Note payable-Jiangsu Shengfeng – past due	$733	$733
Total	733	733
Non-current	-	-
Current	$733	$733

(a) Jiangsu Shengfeng Note

On November 20, 2019, the Company owned 49% of a Chinese joint venture named Jiangsu Shengfeng. The Joint venture advanced Aura $700 in prior years for products that the Company failed to deliver to the joint venture. The Company reached an agreement with the joint venture regarding the return of $700 that had been advanced to the Company in prior years provided the joint venture remains as an operating company. As a result, in November 2019, the Company issued a non-interest-bearing promissory note for $700 to the joint venture to be paid over an 11-month period beginning March 15, 2020, through February 15, 2021. The joint venture stopped operations in 2020 as a result of COVID-19 and never resumed or restarted operations. In early fiscal 2024 the joint venture was dissolved and liquidated without filing any demands or claims for payments. As of May 31, 2025 and February 28, 2025, the outstanding balance of this note payable amounted to $733.

NOTE 6 – ACCRUED INTEREST

Accrued interest consisted of the following:

	May 31, 2025	February 28, 2025
(amounts in thousands)
Convertible notes payable (past due) (see Note 2)	$529	$509
Convertible notes payable - related party – Kopple (see Note 3)	1,709	1,329
Convertible notes payable - related party – others (see Note 3)	1,054	1,016
Notes payable (see Note 4)	20	21
Total	$3,312	$2,875

NOTE 7 – LEASES

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

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

	Three Months ended May 31, 2025	Three Months ended May 31, 2024
(amounts in thousands)
Lease Cost
Operating lease cost (included in general and administration in the Company’s statement of operations)	$63	$69

Other Information
Cash paid for amounts included in the measurement of lease liabilities for the years ended May 31, 2025 and 2024, respectively	$78	$72
Weighted average remaining lease term – operating leases (in years)	1.5	2.25
Average discount rate – operating leases	10.0%	10.0%

The supplemental balance sheet information related to leases for the period is as follows:

At May 31, 2025
Operating leases
Long-term right-of-use assets	$355

Short-term operating lease liabilities	$290
Long-term operating lease liabilities	105
Total operating lease liabilities	$395

Maturities of the Company’s lease liability is as follows:

Year Ending February 28:	Operating Lease
2026 - Remaining	$233
2027	166
2028	11
2029	11
2030	1
Total lease payments	422
Less: Imputed interest/present value discount	(27)
Present value of lease liabilities	$395

NOTE 8 – DERIVATIVE LIABILITY

In March 2024, pursuant to the amendment of the Kopple note payable (see Note 3), the Company granted Kopple the right to convert the amended note payable into equity of the Company at a conversion price equal to the lower of $1.00 per share or 50% of the 10 day volume-weighted average price per share of the Company’s common stock. The Company analyzed the conversion option for derivative accounting consideration under ASC 815, Derivatives and Hedging, and determined that the conversion option should be classified as a derivative liability since it does not have an explicit limit to the number of shares to be delivered upon settlement of the conversion option. The derivative liability is remeasured to fair value at each reporting period, and the change in the fair value is recognized in earnings in the accompanying statements of operations. The Company estimated the fair value of the conversion option derivative liability using a Black-Scholes option pricing model. The fair value of the derivative liability at May 31, 2025 and February 28, 2025 was $19,135 and $17,565, respectively.

The following tables summarize the derivative liability:

(amounts in thousands, except share and per share data)	May 31, 2025	February 28, 2025
Stock price	$0.24	$0.34
Risk free interest rate	2.76%	4.01%
Expected volatility	162%	173%
Expected life in years	2.25	4.33
Expected dividend yield	0%	0%
Number of common stock issuable	93,688,958	54,128,933
Fair value of derivative liability	$19,135	$17,565

NOTE 9 – SHAREHOLDERS’ DEFICIT

Common Stock

On May 31, 2025 and February 28, 2025, the Company had 150,000,000 shares of $0.0001 par value common stock authorized for issuance.

During the three months ended May 31, 2025, the Company issued 3,415,152 shares of common stock for approximately $848 in cash.

During the three months ended May 31, 2024, the Company issued 4,455,600 shares of common stock for approximately $1,117 in cash. As part of the offering, the Company also granted certain investors warrants to purchase 3,000,000 shares of common stock. The warrants are fully vested, exercisable at $1.00 per share and will expire in 3 years.

On May 31, 2025, there were insufficient authorized and unissued shares for the Company to satisfy all of its commitments to deliver shares. The Company’s sequencing policy resulted in the allocation of authorized and unissued shares in the following order at May 31, 2025 (i) Warrants, and (ii) Convertible Notes Payable and Convertible Notes Payable-Related Party (excluding the Convertible Note Payable-Kopple). The sequence is based upon reclassifying securities with the earliest maturity date first. This sequencing and the lack of sufficient authorized shares required the Company to classify the conversion option of the convertible note payable-Kopple as liabilities recorded at fair value at May 31, 2025 (see Note 8).

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

	Number of Shares	Exercise Price	Weighted Average Intrinsic Value
(amounts in thousands, except share and per share data)
Total options, February 28, 2025	8,250,000	$0.43	$-
Granted	-	-	-
Exercised	-	-	-
Expired	(1,250,000)	0.25	-
Total options, May 31, 2025	7,000,000	$0.46	$-
Exercisable, May 31, 2025	7,000,000	$0.46	$-

As of May 31, 2025, the intrinsic value as these stock options amounted to $0. The exercise prices and information related to options under the 2011 Plan outstanding on May 31, 2025, are as follows:

Range of Exercise Price	Stock Options Outstanding	Stock Options Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price of Options Outstanding	Weighted Average Exercise Price of Options Exercisable
$ 0.25 to $.50	7,000,000	7,000,000	5.41	$0.46	$0.46

Warrants

	Number of Warrants	Exercise Price
Outstanding, February 28, 2025	6,511,664	$0.73
Granted	-	-
Exercised	-	-
Expired	(60,000)	0.50
Outstanding, May 31, 2025	6,451,664	$0.73

There was no intrinsic value as of May 31, 2025, as the exercise prices of these warrants were greater than the market price of the Company’s stock. The exercise prices and information related to the warrants as May 31, 2025, are as follows:

Range of Exercise Price	Stock Warrants Outstanding	Stock Warrants Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price of Warrants Outstanding	Weighted Average Exercise Price of Warrants Exercisable
$0.50	3,451,664	3,451,664	5.72	$0.50	0.50
$1.00	3,000,000	3,000,000	1.94	$1.00	$1.00

NOTE 10 – RELATED PARTY TRANSACTIONS

As of May 31, 2025 and February 29, 2024, Bettersea LLC (“Bettersea”) was an 6.9% and 7.1%, respectively, shareholder in the Company. For the three months ended May 31, 2025 and 2024, the Company incurred total fees to Bettersea of $42 and $40, respectively, for consulting services. As of May 31, 2025 and February 28, 2025, a total of approximately $247 and $225, respectively, was due to Bettersea and included in accounts payable and accrued expenses.

As of May 31, 2025 and February 28, 2025, accrued expenses include accrued payroll due to officers and of $292 and $272, respectively.

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

NOTE 12. SEGMENT INFORMATION

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

	Three Months Ended May 31, 2025	Three Months Ended May 31, 2024

Net sales	$185	$47
Cost of sales	25	47
Gross profit	160	-

Less:
Employee compensation and benefits	385	384
Consulting and outside provider costs	84	153
Property lease and utility costs	91	114
Depreciation expense	48	23
Program software and licensing expense	57	54
Other operating expenses	172	(44)
Total operating expenses	837	684
Loss from operations	$(677)	$(684)

NOTE 13 – SUBSEQUENT EVENTS

Subsequent to May 31, 2025, the Company issued 980 shares of common stock in exchange for cash proceeds of approximately $245.

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

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial conditions and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements requires management to make estimates and disclosures on the date of the financial statements. In preparing our financial statements, we have made our best estimates and judgments of certain amounts included in the financial statements. We use authoritative pronouncements, historical experience and other assumptions as the basis for making judgments. For these key estimates and assumptions, we made appropriate accounting estimates based on the facts and circumstances available as of the reporting date. To the extent that there are significant differences between these estimates and actual results, our financial statements may be materially affected. Significant estimates include assumptions made for inventory reserve, impairment testing of long-lived assets, the valuation allowance for deferred tax assets, assumptions used in valuing derivative liabilities, assumptions used in valuing share-based compensation, and accruals for potential liabilities. Amounts could materially change in the future. Actual results could differ from those estimates. There were no changes to our critical accounting policies described in the financial statements included in our Annual Report on Form 10-K for the fiscal year ended February 28, 2025, that impacted our condensed financial statements and related notes included herein.

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

Results of Operations

Three months ended May 31, 2025, compared to three months ended May 31, 2024

Revenues

Net revenue was $185 for the three-months ended May 31, 2025, compared to $47 for the three-months ended May 31, 2024. Revenues continue to be negatively impacted due to a generally low level of resources on our legacy products as well as our shift to the development and production of the prototype for our new product line. We cannot project with confidence the timing or amount of revenue that we can expect until the prototype is completed, which should be in Fiscal 2026.

Cost of Goods

Cost of goods sold was $25 in the three-months ended May 31, 2025, compared to $47 for the three-months ended May 31, 2024.

Engineering, Research and Development

Engineering, research and development expenses were $353 in the three-months ended May 31, 2025, compared to $310 for the three-months ended May 31, 2024.

Selling, General and Administrative Expense

Selling, general and administration (“SG&A”) expenses for the three months ending May 31, 2025, were $484 as compared to $374 for the three months ending May 31, 2025, an increased by $110 or 29% in the three-month period ending May 31, 2025, compared to the three-months ended May 31, 2024.

Other Income (Expense) and Interest Expense

Interest expense increased by $319 to $594 for the three months ended May 31, 2025, as compared to $275 for the three months ended May 31, 2024. During the three months ended May 31, 2024, the Company recorded a loss on debt extinguishment of $19,324, which did not occur in the current year period. The Company estimated the fair value of the conversion option derivative liability using a Black-Scholes option pricing model and recorded the change in fair value of the derivative liability of ($1,570) and $5,023 at May 31, 2025 and May 31, 2024, respectively.

Net Loss

We recorded net losses of approximately $2,841 and $15,258 for the three months ended March 31, 2025 and 2024, respectively. The decrease in our net loss was due to several factors, as noted above, including the recording of a loss on debt extinguishment to a related party, and the change in fair value of our derivative liability.

Liquidity and Capital Resources

For the three months ended May 31, 2025, we recorded a net loss of $2,841, used cash in operations of $746, and at May 31, 2025, had a stockholders’ deficit of $39,586. In addition, at May 31, 2025, notes payable and related accrued interest with an aggregate balance of $5,566 have reached maturity and are past due. These conditions raise substantial doubt regarding our ability to continue as a going concern for a period of at least one year from the date of issuance of these financial statements. In addition, the Company’s independent registered public accounting firm, in their report on the Company’s February 28, 2025, audited financial statements, raised substantial doubt about the Company’s ability to continue as a going concern.

Prior to Fiscal 2020, in order to maintain liquidity, we relied upon external sources of financing, principally equity financing and private indebtedness. We have no bank line of credit and will require additional debt or equity financing to fund ongoing operations. Based on a cash flow analysis performed by management, we estimate that we will need an additional $6 million to maintain existing operations for Fiscal 2026 and increase the volume of shipments to customers. We cannot assure the reader that additional financing will be available nor that the commercial targets will be met in the amounts required to keep the business operating. The issuance of additional shares of equity in connection with such financing could dilute the interests of our existing stockholders, and such dilution could be substantial. If we cannot raise the funds needed, we will also be forced to make further substantial reductions in our operating expenses, which could adversely affect our ability to implement our current business plan and ultimately our viability as a company.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide disclosure under this Item 3.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Report. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. As of May 31, 2025, management’s assessment identified the following material weaknesses in the Company’s internal control over financial reporting:

We continue to have a material weakness in our internal control over financial reporting as disclosed in the February 28, 2025, Annual Report on Form 10-K, in that we have an insufficient number of full-time personnel with an appropriate level of U.S. GAAP knowledge and experience and ongoing training in the application of U.S. GAAP and SEC disclosure requirements commensurate with the Company’s financial reporting requirements.

Notwithstanding the identified material weaknesses, management has concluded that the Financial Statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the periods disclosed in conformity with U.S. GAAP.

Changes in Internal Control over Financial Reporting

There have been no other changes in our internal control over financial reporting during our fiscal quarter ended May 31, 2025, not previously identified in our Annual Report on Form 10-K, for the fiscal year ended February 28, 2025 and issued on June 13, 2025 which have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A, “Risk Factors,” of the Company’s Fiscal 2024 Annual Report on Form 10-K issued on June 16, 2025.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended May 31, 2025, the Company issued 3,415,152 shares of common stock for approximately $848 in net cash.

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

Date: July 21, 2025	AURA SYSTEMS, INC.
(Registrant)

	By:	/s/ Cipora Lavut
Cipora Lavut
President