Form 10-Q
period 2025-08-31
AURA SYSTEMS INC
filed 2025-10-20
CIK 826253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding October 16, 2025
Common Stock, par value $0.0001 per share	126,250,752

AURA SYSTEMS, INC.

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AURA SYSTEMS, INC.

CONDENSED BALANCE SHEETS

	August 31, 2025	February 28, 2025
(amounts in thousands, except share data)	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$24	$23
Inventories	5	38
Prepaid and other current assets	115	220
Total current assets	144	281

Property and equipment, net	524	618
Operating lease right-of-use asset	291	418
Security deposit	160	160
Total assets	$1,119	$1,477

Liabilities and Shareholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$2,609	$2,544
Accrued interest	3,917	2,875
Customer advances	457	447
Convertible notes payable, current portion-past due	1,493	1,513
Convertible note payable-related party-including $3,020 and $3,020, respectively past due	12,279	12,279
Notes payable, current portion	153	212
Notes payable-related party, current portion - past due	733	733
Lease liabilities, current portion	299	279
Derivative liability	22,316	17,565
Total current liabilities	44,256	38,447

Notes payable, net of current portion	338	440
Lease liabilities, net of current portion	26	183
Total liabilities	44,620	39,070

Commitments and contingencies	-	-

Shareholders’ deficit
Common stock: $0.0001 par value; 150,000,000 shares authorized; 125,126,752 and 118,296,448 issued and outstanding at August 31, 2025 and February 25, 2025, respectively.	12	12
Additional paid-in capital	464,220	462,523
Accumulated deficit	(507,733)	(500,128)
Total shareholders’ deficit	(43,501)	(37,593)
Total liabilities and shareholders’ deficit	$1,119	$1,477

See accompanying notes to these financial statements.

AURA SYSTEMS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three-Months Ended		Six-Months Ended
	August 31,		August 31,
	2025	2024	2025	2024
(amounts in thousands, except share and per share data)
Net revenue	$-	$3	$185	$50
Cost of goods sold	-	(18)	25	29
Gross profit	-	21	160	21
Operating expenses
Engineering, research and development	336	239	689	549
Selling, general & administration	578	2,255	1,062	2,629
Total operating expenses	914	2,494	1,751	3,178
Loss from operations	(914)	(2,473)	(1,591)	(3,157)
Other income (expense):
Interest expense, net (including $485, $272, $1,095 and $543 to related parties, respectively)	(669)	(289)	(1,263)	(564)
Gain on debt extinguishment – related party	-	-	-	(19,324)
Change in fair value of derivative warrant liability	(3,181)	(3,628)	(4,751)	1,395
Other	-	-	-	2
Net loss	$(4,764)	$(6,390)	$(7,605)	$(21,648)

Basic and diluted loss per share	$(0.04)	$(0.06)	$(0.06)	$(0.20)
Basic and diluted weighted-average shares outstanding	123,419,176	111,377,205	121,711,600	108,509,632

See accompanying notes to these unaudited financial statements.

AURA SYSTEMS, INC.

CONDENSED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(Unaudited)

	Three and Six Months Ended August 31, 2025
(amounts in thousands, except share data)	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Deficit
Balance, February 28, 2025	118,296,448	$12	$462,523	$(500,128)	$(37,593)
Common shares issued for cash	3,415,152	-	848	-	848
Net loss	-	-	-	(2,841)	(2,841)
Balance, May 31, 2025 (unaudited)	121,711,600	12	463,371	(502,969)	(39,586)
Common shares issued for cash	3,415,152	-	849	-	849
Net loss	-	-	-	(4,764)	(4,764)
Balance, August 31, 2025 (unaudited)	125,126,752	$12	$464,220	$(507,733)	$(43,501)

	Three and Six Months Ended August 31, 2024
(amounts in thousands, except share data)	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Deficit
Balance, February 29, 2024	104,591,648	$10	$457,460	$(478,990)	$(21,520)
Common shares issued for cash	4,455,600	1	1,117	-	1,118
Fair value of modified warrants - related party			33		33
Net loss	-	-	-	(15,258)	(15,258)
Balance, May 31, 2024 (unaudited)	109,047,248	11	458,610	(494,248)	(35,627)
Common shares issued for cash	2,496,763	-	646	-	646
Fair value of stock options			1,601		1,601
Net loss	-	-	-	(6,390)	(6,390)
Balance, August 31, 2024 (unaudited)	111,544,011	$11	$460,857	$(500,638)	$(39,770)

See accompanying notes to these unaudited financial statements.

AURA SYSTEMS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended August 31,
	2025	2024
(amounts in thousands)
Net loss	$(7,605)	$(21,648)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation and amortization	99	65
Amortization of debt discount	-	5
Inventory write-down	-	20
Loss on debt extinguishment – related party	-	19,324
Change in fair value of derivative liability	4,751	(1,395)
Fair value of stock options	-	1,601
Changes in operating assets and liabilities:
Accounts receivable	-	(16)
Inventory	33	(33)
Prepaid and other current assets	105	92
Operating lease right-of-use asset	127	111
Accounts payable and accrued expenses	65	(226)
Accrued interest	1,042	617
Customer advances	10	-
Operating lease liability	(137)	(136)
Cash used in operating activities	(1,510)	(1,619)

Cash used in investing activities:
Purchase of property and equipment	(5)	(67)
Cash used in investing activities	(5)	(67)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,697	1,764
Principal payments of convertible notes payable	(20)	-
Principal payments of notes payable	(161)	(187)
Cash provided by financing activities	1,516	1,577

Net increase (decrease) in cash and cash equivalents	1	(109)
Cash and cash equivalents-beginning of period	23	124
Cash and cash equivalents-end of period	$24	$15
Cash paid for:
Interest	$129	$-
Income taxes	$-	$-

Supplemental schedule of non-cash transactions:
Fair value of modified warrants - related party	$-	$33
Notes payable issued for the purchase of property and equipment	$-	$321
Fair value of convertible note payable	$-	$9,261
Extinguishment of note payable – related party	-	$12,164
Conversion feature of convertible note payable – related party accounted as derivative liability	$-	$22,194

See accompanying notes to these unaudited financial statements.

AURA SYSTEMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED AUGUST 31, 2025 AND 2024
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

Basis of Presentation

The accompanying unaudited condensed financial statements as of and for the three and six months ended on August 31, 2025 and 2024, have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed financial statements reflect all adjustments of a normal recurring nature that are necessary for a fair presentation of the results for the periods presented. The Condensed Balance Sheet information as of February 28, 2025, was derived from the Company’s audited Financial Statements as of February 28, 2025, included in the Company’s Annual Report on Form 10-K filed with the SEC on June 13, 2025. These financial statements should be read in conjunction with that report. The results of operations for the period ended August 31, 2025, may not necessarily be indicative of the results of the full fiscal year ending February 28, 2026.

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

During the six month period ended August 31, 2025, the Company recognized a net loss of $7,605 and used cash in operating activities of $1,510. As of August 31, 2025, the Company also has a shareholder deficit of $43,501 and notes payable totaling $5,266 are also past due. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s February 28, 2025, financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

During the three months ended August 31, 2024, one customer accounted for 55% and one customer accounted for 12% of revenues. No other customer accounted for more than 10% of revenues.

During the six months ended August 31, 2025, one customer accounted for 90% and one customer accounted for 10% of revenues. During the six months ended August 31, 2024, one customer accounted for 55% and one customer accounted for 12% of revenues. No other customer accounted for more than 10% of revenues.

As of August 31, 2025, four vendors accounted for 40%, 12%, 12% and 12% of accounts payable. As of February 28, 2025, four vendors accounted for 42%, 12%, 11% and 9% of accounts payable.

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

The following table sets forth by level, within the fair value hierarchy, the Company’s assets and liabilities at fair value as of August 31, 2025 and February 28, 2025:

	August 31, 2025
(amounts in thousands)	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liability – convertible note conversion option	$-	$-	$22,316	$22,316
Total	$-	$-	$22,316	$22,316

	February 28, 2025
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liability – convertible note conversion option	$-	$-	$17,565	$17,565
Total	$-	$-	$17,565	$17,565

The Company estimated the fair value of the derivative liability using the Binomial Model.

The following table provides a roll-forward of the derivative liability measured at fair value on a recurring basis using unobservable level 3 inputs for the period ended August 31, 2025, as follows:

(amounts in thousands)	Fair Value of Derivative Warrant Liability
February 28, 2025	$17,565
Change in fair value of derivative liability	4,751
August 31, 2025	$22,316

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

For the six months ended August 31, 2025 and 2024, the calculations of basic and diluted loss per share are the same because potentially dilutive securities would have had an anti-dilutive effect. The potentially dilutive securities consisted of the following:

	August 31, 2025	August 31, 2024
Warrants	6,451,664	6,521,664
Options	7,000,000	4,250,000
Convertible notes	103,331,829	46,756,007
Total	116,783,493	57,527,671

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

NOTE 2 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable consisted of the following:

	August 31, 2025	February 29, 2024
(amounts in thousands)
(a) Convertible notes payable 1 – past due	$1,403	$1,403
(b) Convertible notes payable 2 – past due	90	110
Net	$1,493	$1,513

(a)	In Fiscal 2013 and 2014, the Company issued six convertible notes payable in the aggregate of $4,000. The notes are unsecured, bear interest at 5% per annum and are convertible into shares of common stock at a conversion price of $1.40 per share, as adjusted. The notes were originally due in 2014 to 2017 and were all amended in 2018 to change the maturity date to January 11, 2023. As of August 31, 2025 and February 28, 2025, the outstanding balance of the convertible notes payable amounted to $1,403 and are past due.

(b)	In Fiscal 2024 the Company issued convertible notes payable to unrelated individuals and entities totaling $110 in exchange for cash. The notes are unsecured, bear interest at rate of 10% per annum, and matured in March 2024. The notes payable are convertible into shares of common stock at a conversion price of $0.20 per share. As of August 31, 2025 and February 28, 2025, the outstanding balance of the convertible notes payable amounted to $90 and $110, respectively, and are past due.

At August 31, 2025, the total outstanding convertible notes payable of $1,493 and accrued interest of $546 are convertible into 1,910,991 shares of common stock at conversion rates ranging from $0.20 to $1.40 per share.

NOTE 3 – CONVERTIBLE NOTE PAYABLE-RELATED PARTY

Convertible note payable – related party consisted of the following:

	August 31, 2025	February 28, 2025
(amounts in thousands)
(a) Convertible note payable to former director – past due	$3,000	$3,000
(b) Convertible note payable to director – past due	20	20
(c) Convertible note payable – Kopple	9,259	9,259
Total	$12,279	$12,279

(a)	Convertible note payable-former Director

On January 24, 2017, the Company entered into a debt refinancing agreement with a former director and current shareholder of the Company. As part of the agreement, the Company issued a $3,000 convertible note. The convertible note is unsecured, bears interest at 5% per annum, and was due February 2, 2023. The convertible note is convertible into shares of common stock at a conversion price of $1.40 per share, as adjusted. As of August 31, 2025 and February 28, 2025, the outstanding balance of the convertible note amounted to $3,000 and is past due.

(b)	Convertible note payable-Director

On October 4, 2023, the Company issued a convertible note payable of $20 in exchange for cash to a member of the Company’s Board of Directors. The convertible note is unsecured, bears interest at rate of 10% per annum and matured in March 2024. The convertible note payable is convertible to common stock at a conversion price of $0.20 per share. As of August 31, 2025 and February 28, 2025, the outstanding balance of the convertible note amounted to $20 and is past due.

(c)

Convertible note payable-Kopple

The convertible note payable to Robert Kopple and associated entities (collectively “Kopple”) as amended in March 2024, is secured by tangible and intangible assets of the Company, bears interest at a rate of 10% per annum (15% on default) and matures in June 2029. As of August 31, 2025 and February 28, 2025, the outstanding balance of the convertible note payable was $9,259. Robert Kopple is the former Vice-Chairman of the Company’s Board of Directors and is a current shareholder in the Company.

The convertible note (i) requires $2,000, originally due December 2024, to be paid by December 2025; (ii) added a fee of $15 monthly until the Company makes a principal payment of $2,000; (iii) effective August 30, 2024, the Company granted Kopple a 36 month right (but not any obligation) to convert the note payable into equity of the Company at a conversion price equal to the lower of $1 per share or 50% of the 10 day volume weighted average price per share of the Company’s common stock; (iv) requires the Company to pay 20% of all collected revenues within 10 days of the end of each fiscal quarter; (v) requires the Company to pay Kopple 20% of any amount raised in new capital in the form of equity, debt or convertible debt above $3,500; (vi) reduces the exercise price of the warrants granted to Kopple in March 2022 from $0.85 per share to $0.50 per share; and (vii) extends the warrant expiration date of the warrants granted to Kopple from March 8, 2029, to March 31, 2031.

March 2024 amendment to the Kopple note payable

During 2025, the installment payment of $2,000, due in December 2024, has been extended four times until December 31, 2025, in exchange for total consideration of $325,000, which was recorded as interest expense.

Accounting for March 2024 amendment to the Kopple note payable as debt extinguishment

The Company accounted for the amended terms of the Kopple note payable as a debt extinguishment. The Company recorded a loss on debt extinguishment of $19,324 as a result of this amendment, which is the difference between (i) the fair value of the amended convertible note payable of $9,259, combined with the fair value of the conversion option upon issuance of $22,194, and the change in the fair value of the amended warrants of $33, and (ii) the net carrying amount of the former note payable of $12,162.

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

At August 31, 2025, the total outstanding convertible notes payable-related party of $12,279 and accrued interest of $3,352 are convertible into 101,420,837 shares of common stock at conversion rates ranging from $0.20 to $1.40 per share.

NOTE 4 – NOTES PAYABLE

Notes payable consisted of the following:

(amounts in thousands)	August 31, 2025	February 28, 2025
Secured notes payable
(a) Note payable-EID loan	$150	$150
(b) Notes payable-vehicle and equipment	39	46
(c) Note payable - software license	79	208
(d) Notes payable – machinery and other equipment	213	238

Unsecured notes payable
(e) Note payable-other	10	10
Total	$491	$652
Current	(153)	(212)
Non-current	$338	$440

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

The aggregate total of the note payable-software licenses as of August 31, 2025, amounted to $79.

(d) Notes payable – machinery and other equipment

During Fiscal 2025, the Company obtained a loan of $274 from a financing institution to finance the purchase of a production machine. The note payable is secured by the production machine and will mature in April 2029. As of August 31, 2025, the outstanding balance of the note payable amounted to $213.

(e) Note payable-other

As of August 31, 2025, and February 28, 2025, the Company has one note payable due to an individual issued in September 2015 that is payable on demand with an interest rate of 10% per annum.

NOTE 5 – NOTES PAYABLE-RELATED PARTIES

Notes payable-related parties consisted of the following:

(amounts in thousands)	August 31, 2025	February 28, 2025
(a) Note payable-Jiangsu Shengfeng – past due	$733	$733
Total	733	733
Non-current	-	-
Current	$733	$733

(a) Jiangsu Shengfeng Note

On November 20, 2019, the Company owned 49% of a Chinese joint venture named Jiangsu Shengfeng. The Joint venture advanced Aura $700 in prior years for products that the Company failed to deliver to the joint venture. The Company reached an agreement with the joint venture regarding the return of $700 that had been advanced to the Company in prior years provided the joint venture remains as an operating company. As a result, in November 2019, the Company issued a non-interest-bearing promissory note for $700 to the joint venture to be paid over an 11-month period beginning March 15, 2020, through February 15, 2021. The joint venture stopped operations in 2020 as a result of COVID-19 and never resumed or restarted operations. In early fiscal 2024 the joint venture was dissolved and liquidated without filing any demands or claims for payments. As of August 31, 2025 and February 28, 2025, the outstanding balance of this note payable amounted to $733.

NOTE 6 – ACCRUED INTEREST

Accrued interest consisted of the following:

	August 31, 2025	February 28, 2025
(amounts in thousands)
Convertible notes payable (past due) (see Note 2)	$545	$509
Convertible notes payable - related party – Kopple (see Note 3)	2,260	1,329
Convertible notes payable - related party – others (see Note 3)	1,092	1,016
Notes payable (see Note 4)	20	21
Total	$3,917	$2,875

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

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

	Six Months ended August 31, 2025	Six Months ended August 31, 2024
(amounts in thousands)
Lease Cost
Operating lease cost (included in general and administration in the Company’s statement of operations)	$127	$187

Other Information
Cash paid for amounts included in the measurement of lease liabilities for the years ended August 31, 2025 and 2024, respectively	$78	$141
Weighted average remaining lease term – operating leases (in years)	1.5	2.00
Average discount rate – operating leases	10.0%	10.0%

The supplemental balance sheet information related to leases for the period is as follows:

At August 31, 2025
Operating leases
Long-term right-of-use assets	$291

Short-term operating lease liabilities	$299
Long-term operating lease liabilities	26
Total operating lease liabilities	$325

Maturities of the Company’s lease liability are as follows:

Year Ending February 28:	Operating Lease
2026 - Remaining	$155
2027	166
2028	11
2029	11
2030	1
Total lease payments	344
Less: Imputed interest/present value discount	(19)
Present value of lease liabilities	$325

NOTE 8 – DERIVATIVE LIABILITY

In March 2024, pursuant to the amendment of the Kopple note payable (see Note 3), the Company granted Kopple the right to convert the amended note payable into equity of the Company at a conversion price equal to the lower of $1.00 per share or 50% of the 10 day volume-weighted average price per share of the Company’s common stock. The Company analyzed the conversion option for derivative accounting consideration under ASC 815, Derivatives and Hedging, and determined that the conversion option should be classified as a derivative liability since it does not have an explicit limit to the number of shares to be delivered upon settlement of the conversion option. The derivative liability is remeasured to fair value at each reporting period, and the change in the fair value is recognized in earnings in the accompanying statements of operations. The Company estimated the fair value of the conversion option derivative liability using a Black-Scholes option pricing model. The fair value of the derivative liability at August 31, 2025 and February 28, 2025 was $22,316 and $17,565, respectively.

The following tables summarize the derivative liability:

(amounts in thousands, except share and per share data)	August 31, 2025	February 28, 2025
Stock price	$0.27	$0.34
Risk free interest rate	3.59%	4.01%
Expected volatility	167%	173%
Expected life in years	2.00	4.33
Expected dividend yield	0%	0%
Number of common stock issuable	98,379,325	54,128,933
Fair value of derivative liability	$22,316	$17,565

NOTE 9 – SHAREHOLDERS’ DEFICIT

Common Stock

On August 31, 2025 and February 28, 2025, the Company had 150,000,000 shares of $0.0001 par value common stock authorized for issuance.

During the six months ended August 31, 2025, the Company issued 6,830,304 shares of common stock for approximately $1,697 in cash.

During the six-months ended August 31, 2024, the Company issued 6,952,363 shares of common stock for approximately $1,764 in cash. As part of the offering, the Company also granted certain investors warrants to purchase 3,000,000 shares of common stock. The warrants are fully vested, exercisable at $1.00 per share, and will expire in 3 years.

On August 31, 2025, there were insufficient authorized and unissued shares for the Company to satisfy all of its commitments to deliver shares. The Company’s sequencing policy resulted in the allocation of authorized and unissued shares in the following order at August 31, 2025 (i) Warrants, and (ii) Convertible Notes Payable and Convertible Notes Payable-Related Party (excluding the Convertible Note Payable-Kopple). The sequence is based upon reclassifying securities with the earliest maturity date first. This sequencing and the lack of sufficient authorized shares required the Company to classify the conversion option of the convertible note payable-Kopple as liabilities recorded at fair value at August 31, 2025 (see Note 8).

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

	Number of Shares	Exercise Price	Weighted Average Intrinsic Value
(amounts in thousands, except share and per share data)
Total options, February 28, 2025	8,250,000	$0.43	$-
Granted	-	-	-
Exercised	-	-	-
Expired	(1,250,000)	0.25	-
Total options, August 31, 2025	7,000,000	$0.46	$-
Exercisable, August 31, 2025	7,000,000	$0.46	$-

As of August 31, 2025, the intrinsic value as these stock options amounted to $15. The exercise prices and information related to options under the 2011 Plan outstanding on August 31, 2025, are as follows:

Range of Exercise Price	Stock Options Outstanding	Stock Options Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price of Options Outstanding	Weighted Average Exercise Price of Options Exercisable
$ 0.25 to $.50	7,000,000	7,000,000	5.16	$0.46	$0.46

Warrants

	Number of Warrants	Exercise Price
Outstanding, February 28, 2025	6,511,664	$0.73
Granted	-	-
Exercised	-	-
Expired	(60,000)	0.50
Outstanding, August 31, 2025	6,451,664	$0.73

There was no intrinsic value as of August 31, 2025, as the exercise prices of these warrants were greater than the market price of the Company’s stock. The exercise prices and information related to the warrants as August 31, 2025, are as follows:

Range of Exercise Price	Stock Warrants Outstanding	Stock Warrants Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price of Warrants Outstanding	Weighted Average Exercise Price of Warrants Exercisable
$0.50	3,451,664	3,451,664	5.47	$0.50	0.50
$1.00	3,000,000	3,000,000	1.68	$1.00	$1.00

NOTE 10 – RELATED PARTY TRANSACTIONS

As of August 31, 2025 and February 29, 2024, Bettersea LLC (“Bettersea”) was an 6.9% and 7.1%, respectively, shareholder in the Company. For the six months ended August 31, 2025 and 2024, the Company incurred total fees to Bettersea of $78 and $82, respectively, for consulting services. As of August 31, 2025 and February 28, 2025, a total of approximately $270 and $225, respectively, was due to Bettersea and included in accounts payable and accrued expenses.

As of August 31, 2025 and February 28, 2025, accrued expenses include accrued payroll due to officers and of $313 and $272, respectively.

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

	Three Months Ended August 31,		Six Months Ended August 31,
	2025	2024	2025	2024

Net Sales	$-	$3	$185	$50
Cost of sales	-	(18)	25	29
Gross profit	-	21	160	21

Operating expenses
Employee compensation and benefits	452	306	837	690
Stock-based compensation	-	1,601	-	1,601
Consulting and outside provider costs	91	98	175	251
Property lease and utility costs	120	129	211	243
Depreciation expense	51	42	99	65
Program software and licensing expense	75	53	132	107
Other operating expenses	125	265	297	221
Total operating expenses	914	2,494	1,751	3,178
Loss from operations	$(914)	$(2,473)	$(1,591)	$(3,157)

NOTE 13 – SUBSEQUENT EVENTS

Subsequent to August 31, 2025, the Company issued 1,124,000 shares of common stock in exchange for cash proceeds of approximately $281,000.

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

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include the following:

●	Our ability to generate positive cash flow from operations;

●	Our ability to obtain additional financing to fund our operations;

●	The impact of economic, political and market conditions on us and our customers;

●	The impact of unfavorable results of legal proceedings;

●	Our exposure to potential liability arising from possible errors and omissions, breach of fiduciary duty, breach of duty of care, waste of corporate assets and/or similar claims that may be asserted against us;

●	Our ability to compete effectively against competitors offering different technologies;

●	Our business development and operating development;

●	Our expectations of growth in demand for our products; and

●	Other risks described under the heading “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and those risks discussed in our other filings with the Securities and Exchange Commission, including those risks discussed under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended February 28, 2025, issued on June 13, 2025 (as the same may be updated from time to time in subsequent quarterly reports), which discussion is incorporated herein by this reference.

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

Results of Operations

Three months ended August 31, 2025, compared to three months ended August 31, 2024

Revenues

Net revenue was $0 for the three months ended August 31, 2025, compared to $3 for the three months ended August 31, 2024. Revenues continue to be negatively impacted due to a generally low level of resources on our legacy products as well as our shift to the development and production of the prototype for our new product line. We cannot project with confidence the timing or amount of revenue that we can expect until the prototype is completed, which should be in Fiscal 2026.

Cost of Goods

Cost of goods sold was $0 in the three months ended August 31, 2025, compared to $(18) for the three months ended August 31, 2024.

Engineering, Research and Development

Engineering, research and development expenses were $336 in the three months ended August 31, 2025, compared to $239 for the three months ended August 31, 2024.

Selling, General and Administrative Expense

Selling, general and administration (“SG&A”) expenses for the three months ending August 31, 2025, were $578 as compared to $2,255 for the three months ending August 31, 2025, a decreased by $1,677 in the three-month period ending August 31, 2025, compared to the three months ended August 31, 2024. The decrease was from $1,601 of stock-based compensation recorded in the prior year period, which did not occur during the current year period.

Other Income (Expense) and Interest Expense

Interest expense increased by $380 to $669 for the three months ended August 31, 2025, as compared to $289 for the three months ended August 31, 2024. The Company estimated the fair value of the conversion option derivative liability using a Black-Scholes option pricing model and recorded the change in fair value of the derivative liability of $3,181 and $3,628 at August 31, 2025 and August 31, 2024, respectively.

Net Loss

We recorded net losses of approximately $4,764 and $6,390 for the three months ended August 31, 2025 and 2024, respectively. The decrease in our net loss was due to several factors, as noted above, including the recording of stock based compensation in the prior year period, and the change in fair value of our derivative liability.

Six months ended August 31, 2025, compared to six months ended August 31, 2024

Revenues

Net revenue was $185 for the six months ended August 31, 2025, compared to $50 for the six months ended August 31, 2024. Revenues continue to be negatively impacted due to a generally low level of resources on our legacy products as well as our shift to the development and production of the prototype for our new product line. We cannot project with confidence the timing or amount of revenue that we can expect until the prototype is completed, which should be in Fiscal 2026.

Cost of Goods

Cost of goods sold was $25 in the six months ended August 31, 2025, compared to $29 for the six months ended August 31, 2024.

Engineering, Research and Development

Engineering, research and development expenses were $689 in the six months ended August 31, 2025, compared to $549 for the six months ended August 31, 2024.

Selling, General and Administrative Expense

Selling, general and administration (“SG&A”) expenses for the six months ending August 31, 2025, were $1,062 as compared to $2,629 for the six months ending August 31, 2025, a decreased by $1,567 in the six-month period ending August 31, 2025, compared to the six months ended August 31, 2024. The decrease was from $1,601 of stock-based compensation recorded in the prior year period, which did not occur during the current year period.

Other Income (Expense) and Interest Expense

Interest expense increased by $699 to $1,263 for the six months ended August 31, 2025, as compared to $564 for the six months ended August 31, 2024. During the six months ended August 31, 2024, the Company recorded a loss on debt extinguishment of $19,324, which did not occur in the current year period. The Company estimated the fair value of the conversion option derivative liability using a Black-Scholes option pricing model and recorded the change in fair value of the derivative liability of ($4,751) and $1,395 at August 31, 2025 and August 31, 2024, respectively.

Net Loss

We recorded net losses of approximately $7,605 and $21,648 for the six months ended August 31, 2025 and 2024, respectively. The decrease in our net loss was due to several factors, as noted above, including the recording of a loss on debt extinguishment to a related party, the prior year recording of stock stock-based compensation, and the change in fair value of our derivative liability.

Liquidity and Capital Resources

For the six months ended August 31, 2025, we recorded a net loss of $7,605, used cash in operations of $1,510, and at August 31, 2025, had a stockholders’ deficit of $43,501. In addition, at August 31, 2025, notes payable and related accrued interest with an aggregate balance of $5,266 have reached maturity and are past due. These conditions raise substantial doubt regarding our ability to continue as a going concern for a period of at least one year from the date of issuance of these financial statements. In addition, the Company’s independent registered public accounting firm, in their report on the Company’s February 28, 2025, audited financial statements, raised substantial doubt about the Company’s ability to continue as a going concern.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Report. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. As of August 31, 2025, management’s assessment identified the following material weaknesses in the Company’s internal control over financial reporting:

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

Changes in Internal Control over Financial Reporting

There have been no other changes in our internal control over financial reporting during our fiscal quarter ended August 31, 2025, not previously identified in our Annual Report on Form 10-K, for the fiscal year ended February 28, 2025 and issued on June 13, 2025 which have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

In March 2024, the Company and Kopple again amended the note payable. The amendment (i) replaced the requirement to pay the $3,850 past due principal balance with the requirement to pay $2,000 due December 15, 2024, effectively extending the payment of $1,850 to future periods; (ii) increased the stated interest rate to 10%; (iii) added a fee of $15 monthly until the Company makes a principal payment of $2 million by December 2024; (iv) effective August 30, 2024, the Company will grant Kopple a conversion right that gives Kopple the option to be able to convert the note payable into equity of the Company at a conversion price of the lower of $1.00 per share or 50% of the 10 day volume weighted average price of the Company’s common stock; (v) during Fiscal 2025, will require the Company to pay 20% of all collected revenues within 10 days of the end of each fiscal quarter; toward the outstanding debt reduction (vi) will require the Company to pay Kopple 20% of any amount raised in new capital in the form of equity, debt or convertible debt above $3.5 million toward the outstanding debt reduction; (vii) reduces the exercise price of the warrants granted to Kopple in March 2022 from $0.85 per share to $0.50 per share; and (vii) extends the warrant expiration date from March 8, 2029, to March 31, 2031.  The principal payment of $2 million was extended to March 31, 2025, for $100,000. Subsequently the principal payment was extended several times up to December 31, 2025 for an additional $225,000 payment.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended August 31, 2025, the Company issued 6,830,304 shares of common stock for approximately $1,697 in net cash.

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

Date: October 20, 2025	AURA SYSTEMS, INC.
(Registrant)

	By:	/s/ Cipora Lavut
Cipora Lavut
President