Form 10-Q
period 2025-11-30
AURA SYSTEMS INC
filed 2026-01-20
CIK 826253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding January 5, 2026
Common Stock, par value $0.0001 per share	135,928,692

AURA SYSTEMS, INC.

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AURA SYSTEMS, INC.

CONDENSED BALANCE SHEETS

	November 30, 2025	February 28, 2025
(amounts in thousands, except share data)	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$107	$23
Inventories	5	38
Prepaid and other current assets	333	220
Total current assets	445	281

Property and equipment, net	487	618
Operating lease right-of-use asset	224	418
Security deposit	160	160
Total assets	$1,316	$1,477

Liabilities and Shareholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$2,507	$2,544
Accrued interest	4,232	2,875
Customer advances	457	447
Convertible notes payable, current portion-past due	1,493	1,513
Convertible note payable-related party-including $3,020 and $3,020, respectively past due	12,279	12,279
Notes payable, current portion	359	212
Notes payable-related party, current portion - past due	733	733
Lease liabilities, current portion	231	279
Derivative liability	15,611	17,565
Total current liabilities	37,902	38,447

Notes payable, net of current portion	318	440
Lease liabilities, net of current portion	24	183
Total liabilities	38,244	39,070

Commitments and contingencies	-	-

Shareholders’ deficit
Common stock: $0.0001 par value; 150,000,000 shares authorized; 132,611,844 and 118,296,448 issued and outstanding at November 30, 2025 and February 28, 2025, respectively.	13	12
Additional paid-in capital	465,291	462,523
Accumulated deficit	(502,232)	(500,128)
Total shareholders’ deficit	(36,928)	(37,593)
Total liabilities and shareholders’ deficit	$1,316	$1,477

See accompanying notes to these financial statements.

AURA SYSTEMS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three-Months Ended		Nine-Months Ended
	November 30,		November 30,
	2025	2024	2025	2024
(amounts in thousands, except share and per share data)
Net revenue	$80	$-	$265	$50
Cost of goods sold	-	-	25	29
Gross profit	80	-	240	21
Operating expenses
Engineering, research and development	459	196	1,149	745
Selling, general & administration	466	673	1,528	3,302
Total operating expenses	925	869	2,677	4,047
Loss from operations	(845)	(869)	(2,437)	(4,026)
Other income (expense):
Interest expense, net (including $386, $261, $1,481 and $814 to related parties, respectively)	(359)	(479)	(1,621)	(1,043)
Gain on debt extinguishment – related party	-	-	-	(19,324)
Change in fair value of derivative liability	6,705	808	1,954	2,203
Other	-	-	-	2
Net income (loss)	$5,501	$(540)	$(2,104)	$(22,188)

Basic and diluted loss per share	$0.04	$(0.00)	$(0.02)	$(0.20)
Basic and diluted weighted-average shares outstanding	128,093,313	112,991,402	123,839,126	109,904,351

See accompanying notes to these unaudited financial statements.

AURA SYSTEMS, INC.

CONDENSED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(Unaudited)

	Three and Nine Months Ended November 30, 2025
(amounts in thousands, except share data)	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Deficit
Balance, February 28, 2025	118,296,448	$12	$462,523	$(500,128)	$(37,593)
Common shares issued for cash	3,415,152	-	848	-	848
Net loss	-	-	-	(2,841)	(2,841)
Balance, May 31, 2025 (unaudited)	121,711,600	12	463,371	(502,969)	(39,586)
Common shares issued for cash	3,415,152	-	849	-	849
Net loss	-	-	-	(4,764)	(4,764)
Balance, August 31, 2025 (unaudited)	125,126,752	$12	$464,220	$(507,733)	$(43,501)
Common shares issued for cash	7,485,092	1	1,071	-	1,072
Net loss	-	-	-	5,501	5,501
Balance, November 30, 2025 (unaudited)	132,611,844	$13	$465,291	$(502,232)	$(36,928)

	Three and Nine Months Ended November 30, 2024
(amounts in thousands, except share data)	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Deficit
Balance, February 29, 2024	104,591,648	$10	$457,460	$(478,990)	$(21,520)
Common shares issued for cash	4,455,600	1	1,117	-	1,118
Fair value of modified warrants - related party			33		33
Net loss	-	-	-	(15,258)	(15,258)
Balance, May 31, 2024 (unaudited)	109,047,248	11	458,610	(494,248)	(35,627)
Common shares issued for cash	2,496,763	-	646	-	646
Fair value of stock options			1,601		1,601
Net loss	-	-	-	(6,390)	(6,390)
Balance, August 31, 2024 (unaudited)	111,544,011	$11	$460,857	$(500,638)	$(39,770)
Common shares issued for cash	3,316,000	-	859	-	859
Net loss	-	-	-	(540)	(540)
Balance, November 30, 2024 (unaudited)	114,860,011	$11	$461,716	$(501,178)	$(39,451)

See accompanying notes to these unaudited financial statements.

AURA SYSTEMS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended November 30,
	2025	2024
(amounts in thousands)
Net loss	$(2,104)	$(22,188)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation and amortization	143	102
Amortization of debt discount	-	5
Inventory write-down	-	20
Loss on debt extinguishment – related party	-	19,324
Change in fair value of derivative liability	(1,954)	(2,203)
Fair value of stock options	-	1,601
Changes in operating assets and liabilities:
Inventory	33	(38)
Prepaid and other current assets	167	155
Operating lease right-of-use asset	194	150
Accounts payable and accrued expenses	(35)	(150)
Accrued interest	1,357	915
Customer advances	10	-
Operating lease liability	(208)	(176)
Cash used in operating activities	(2,397)	(2,483)

Cash used in investing activities:
Purchase of property and equipment	(13)	(67)
Cash used in investing activities	(13)	(67)

Cash flows from financing activities:
Proceeds from issuance of common stock	2,769	2,623
Principal payments of convertible notes payable	(20)	-
Principal payments of notes payable	(255)	(176)
Cash provided by financing activities	2,494	2,447

Net increase (decrease) in cash and cash equivalents	84	(103)
Cash and cash equivalents-beginning of period	23	124
Cash and cash equivalents-end of period	$107	$21
Cash paid for:
Interest	$243	$-
Income taxes	$-	$-

Supplemental schedule of non-cash transactions:
Fair value of modified warrants - related party	$-	$33
Notes payable issued for the purchase of property and equipment	$-	$500
Note payable issued for prepaid software licensing	$280	$-
Fair value of convertible note payable	$-	$9,261
Extinguishment of note payable – related party	-	$12,164
Conversion feature of convertible note payable – related party accounted as derivative liability	$-	$22,194

See accompanying notes to these unaudited financial statements.

AURA SYSTEMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED NOVEMBER 30, 2025 AND 2024
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

Basis of Presentation

The accompanying unaudited condensed financial statements as of and for the three and nine months ended on November 30, 2025 and 2024, have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed financial statements reflect all adjustments of a normal recurring nature that are necessary for a fair presentation of the results for the periods presented. The Condensed Balance Sheet information as of February 28, 2025, was derived from the Company’s audited Financial Statements as of February 28, 2025, included in the Company’s Annual Report on Form 10-K filed with the SEC on June 13, 2025. These financial statements should be read in conjunction with that report. The results of operations for the period ended November 30, 2025, may not necessarily be indicative of the results of the full fiscal year ending February 28, 2026.

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

During the nine month period ended November 30, 2025, the Company recognized a net loss of $2,104 and used cash in operating activities of $2,397. As of November 30, 2025, the Company also has a shareholder deficit of $36,928 and notes payable totaling $5,266 are also past due. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s February 28, 2025, financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

During the three months ended November 30, 2025, one customer accounted for 93% and one customer accounted for 7% of revenues. During the three months ended November 30, 2024, one customer accounted for 55% and one customer accounted for 12% of revenues. No other customer accounted for more than 10% of revenues.

During the nine months ended November 30, 2025, one customer accounted for 90% of revenues. During the nine months ended November 30, 2024, one customer accounted for 55% and one customer accounted for 12% of revenues. No other customer accounted for more than 10% of revenues.

As of November 30, 2025, four vendors accounted for 38%, 13%, 12% and 11% of accounts payable. As of February 28, 2025, four vendors accounted for 42%, 12%, 11% and 9% of accounts payable.

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

The following table sets forth by level, within the fair value hierarchy, the Company’s assets and liabilities at fair value as of November 30, 2025 and February 28, 2025:

	November 30, 2025
(amounts in thousands)	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liability – convertible note conversion option	$-	$-	$15,611	$15,611
Total	$-	$-	$15,611	$15,611

	February 28, 2025
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liability – convertible note conversion option	$-	$-	$17,565	$17,565
Total	$-	$-	$17,565	$17,565

The Company estimated the fair value of the derivative liability using the Black-Scholes option pricing model.

The following table provides a roll-forward of the derivative liability measured at fair value on a recurring basis using unobservable level 3 inputs for the period ended November 30, 2025, as follows:

(amounts in thousands)	Fair Value of Derivative Warrant Liability
February 28, 2025	$17,565
Change in fair value of derivative liability	(1,954)
November 30, 2025	$15,611

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

For the nine months ended November 30, 2025 and 2024, the calculations of basic and diluted loss per share are the same because potentially dilutive securities would have had an anti-dilutive effect. The potentially dilutive securities consisted of the following:

	November 30, 2025	November 30, 2024
Warrants	6,451,664	6,511,664
Options	7,000,000	8,250,000
Convertible notes	149,323,238	78,905,292
Total	162,774,902	93,666,956

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

NOTE 2 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable consisted of the following:

	November 30, 2025	February 28, 2025
(amounts in thousands)
(a) Convertible notes payable 1 – past due	$1,403	$1,403
(b) Convertible notes payable 2 – past due	90	110
Net	$1,493	$1,513

(a)	In Fiscal 2013 and 2014, the Company issued nine convertible notes payable in the aggregate of $4,000. The notes are unsecured, bear interest at 5% per annum and are convertible into shares of common stock at a conversion price of $1.40 per share, as adjusted. The notes were originally due in 2014 to 2017 and were all amended in 2018 to change the maturity date to January 11, 2023. As of November 30, 2025 and February 28, 2025, the outstanding balance of the convertible notes payable amounted to $1,403 and are past due.

(b)	In Fiscal 2024 the Company issued convertible notes payable to unrelated individuals and entities totaling $110 in exchange for cash. The notes are unsecured, bear interest at rate of 10% per annum, and matured in March 2024. The notes payable are convertible into shares of common stock at a conversion price of $0.20 per share. As of November 30, 2025 and February 28, 2025, the outstanding balance of the convertible notes payable amounted to $90 and $110, respectively, and are past due.

At November 30, 2025, the total outstanding convertible notes payable of $1,493 and accrued interest of $565 are convertible into 1,934,768 shares of common stock at conversion rates ranging from $0.20 to $1.40 per share.

NOTE 3 – CONVERTIBLE NOTE PAYABLE-RELATED PARTY

Convertible note payable – related party consisted of the following:

	November 30, 2025	February 28, 2025
(amounts in thousands)
(a) Convertible note payable to former director – past due	$3,000	$3,000
(b) Convertible note payable to director – past due	20	20
(c) Convertible note payable – Kopple	9,259	9,259
Total	$12,279	$12,279

(a)	Convertible note payable-former Director

On January 24, 2017, the Company entered into a debt refinancing agreement with a former director and current shareholder of the Company. As part of the agreement, the Company issued a $3,000 convertible note. The convertible note is unsecured, bears interest at 5% per annum, and was due February 2, 2023. The convertible note is convertible into shares of common stock at a conversion price of $1.40 per share, as adjusted. As of November 30, 2025 and February 28, 2025, the outstanding balance of the convertible note amounted to $3,000 and is past due.

(b)	Convertible note payable-Director

On October 4, 2023, the Company issued a convertible note payable of $20 in exchange for cash to a member of the Company’s Board of Directors. The convertible note is unsecured, bears interest at rate of 10% per annum and matured in March 2024. The convertible note payable is convertible to common stock at a conversion price of $0.20 per share. As of November 30, 2025 and February 28, 2025, the outstanding balance of the convertible note amounted to $20 and is past due.

(c)

Convertible note payable-Kopple

The convertible note payable to Robert Kopple and associated entities (collectively “Kopple”) as amended in March 2024, is secured by tangible and intangible assets of the Company, bears interest at a rate of 10% per annum (15% on default) and matures in June 2029. The Company accounted for the amended terms of the Kopple note payable as a debt extinguishment, and recorded a loss on debt extinguishment of $19,324. As of November 30, 2025 and February 28, 2025, the outstanding balance of the convertible note payable was $9,259. Robert Kopple is the former Vice-Chairman of the Company’s Board of Directors and is a current shareholder in the Company.

The convertible note (i) requires $2,000, originally due December 2024, to be paid by December 2025; (ii) added a fee of $15 monthly until the Company makes a principal payment of $2,000; (iii) effective August 30, 2024, the Company granted Kopple a 36 month right (but not an obligation) to convert the note payable into equity of the Company at a conversion price equal to the lower of $1 per share or 50% of the 10 day volume weighted average price per share of the Company’s common stock; (iv) during Fiscal 2025, requires the Company to pay 20% of all collected revenues within 10 days of the end of each fiscal quarter; (v) requires the Company to pay Kopple 20% of any amount raised in new capital in the form of equity, debt or convertible debt above $3,500; (vi) reduces the exercise price of the warrants granted to Kopple in March 2022 from $0.85 per share to $0.50 per share; and (vii) extends the warrant expiration date of the warrants granted to Kopple from March 8, 2029, to March 31, 2031.

Fiscal 2026 Amendments to the Kopple note payable

In 2025, the $2,052 installment payment (principal, interest and fees), due in December 2024, was extended four times through December 31, 2025. In exchange for these extensions, fees totaling $325, were incurred and recorded as interest expense during fiscal 2026, of which $248 was payable as of December 31, 2025. The Company is currently in negotiations with the noteholder regarding another installment payment extension.

Other

At February 28, 2025, Kopple alleged that the Company failed to comply with certain non-monetary terms, including failing to hold a shareholders’ meeting by August 1, 2024, or otherwise secure additional shares needed to allow the exercise Kopple’s conversion rights, and failure to pay 20% of all collected revenues within 10 days of the end of each fiscal quarter in Fiscal 2025. In addressing the alleged violation of terms, the Company has provided for interest at the rate of 15% per annum and reported the entire convertible note payable as current.

The Company is also subject to certain affirmative and negative covenants such as periodic submission of financial statements to Kopple and restrictions on future financing and investing activities, as defined in the agreement, including the covenant to not create any indebtedness that is senior in right of payment to the Kopple debt. Management believes such covenants are normal for this type of transaction and that meeting them will not affect the Company's operations.

At November 30, 2025, the total outstanding convertible notes payable-related party of $12,279 and accrued interest of $3,655 are convertible into 147,388,470 shares of common stock at conversion rates ranging from $0.20 to $1.40 per share.

NOTE 4 – NOTES PAYABLE

Notes payable consisted of the following:

(amounts in thousands)	November 30, 2025	February 28, 2025
Secured notes payable
(a) Note payable-EID loan	$150	$150
(b) Notes payable-vehicle and equipment	35	46
(c) Note payable - software license	281	208
(d) Notes payable – machinery and other equipment	201	238

Unsecured notes payable
(e) Note payable-other	10	10
Total	$677	$652
Current	(359)	(212)
Non-current	$318	$440

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

During Fiscal 2026, the Company obtained a loan of $280 from a financing institution to finance the use of a third-party software license by the Company. The note payable is secured by tangible and intangible assets of the Company, bears interest at an average rate of 13.70% per annum and will mature in October 2026.

The aggregate total of the note payable-software licenses as of November 30, 2025, amounted to $281.

(d) Notes payable – machinery and other equipment

During Fiscal 2025, the Company obtained a loan of $274 from a financing institution to finance the purchase of a production machine. The note payable is secured by the production machine and will mature in April 2029. As of November 30, 2025, the outstanding balance of the note payable amounted to $201.

(e) Note payable-other

As of November 30, 2025, and February 28, 2025, the Company has one note payable due to an individual issued in September 2015 that is payable on demand with an interest rate of 10% per annum.

NOTE 5 – NOTE PAYABLE-RELATED PARTY

Notes payable-related parties consisted of the following:

(amounts in thousands)	November 30, 2025	February 28, 2025
Note payable-Jiangsu Shengfeng – past due	$733	$733
Non-current	-	-
Current	$733	$733

On November 20, 2019, the Company owned 49% of a Chinese joint venture named Jiangsu Shengfeng. The Joint venture advanced Aura $700 in prior years for products that the Company failed to deliver to the joint venture. The Company reached an agreement with the joint venture regarding the return of $700 that had been advanced to the Company in prior years provided the joint venture remains as an operating company. As a result, in November 2019, the Company issued a non-interest-bearing promissory note for $700 to the joint venture to be paid over an 11-month period beginning March 15, 2020, through February 15, 2021. The joint venture stopped operations in 2020 as a result of COVID-19 and never resumed or restarted operations. In early fiscal 2024 the joint venture was dissolved and liquidated without filing any demands or claims for payments. As of November 30, 2025 and February 28, 2025, the outstanding balance of this note payable amounted to $733.

NOTE 6 – ACCRUED INTEREST

Accrued interest consisted of the following:

	November 30, 2025	February 28, 2025
(amounts in thousands)
Convertible notes payable (past due) (see Note 2)	$565	$509
Convertible notes payable - related party – Kopple (see Note 3)	2,525	1,329
Convertible notes payable - related party – others (see Note 3)	1,130	1,016
Notes payable (see Note 4)	12	21
Total	$4,232	$2,875

NOTE 7 – LEASES

In February 2021, the Company consolidated our administrative and production operations, including warehousing, within an approximately 18 square foot facility in Lake Forest, California. The Lake Forest facility lease is for 66-months effective February 2021 through November 30, 2026. The initial monthly base rental rate was approximately $22 per month and escalates 3% each year to approximately $26 per month in 2026. The lease liability was determined by discounting the future lease payments under the lease terms using a 10% per annum discount rate to determine the lease liability.

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

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

	Nine Months ended November 30, 2025	Nine Months ended November 30, 2024
(amounts in thousands)
Lease Cost
Operating lease cost (included in general and administration in the Company’s statement of operations)	$194	$211

Other Information
Cash paid for amounts included in the measurement of lease liabilities for the years ended November 30, 2025 and 2024, respectively	$78	$141
Weighted average remaining lease term – operating leases (in years)	1.25	1.75
Average discount rate – operating leases	10.0%	10.0%

The supplemental balance sheet information related to leases for the period is as follows:

At November 30, 2025
Operating leases
Long-term right-of-use assets	$224

Short-term operating lease liabilities	$231
Long-term operating lease liabilities	24
Total operating lease liabilities	$255

Maturities of the Company’s lease liability are as follows:

Year Ending February 28:	Operating Lease
2026 - Remaining	$78
2027	166
2028	11
2029	11
2030	1
Total lease payments	267
Less: Imputed interest/present value discount	(12)
Present value of lease liabilities	$255

NOTE 8 – DERIVATIVE LIABILITY

In March 2024, pursuant to the amendment of the Kopple note payable (see Note 3), the Company granted Kopple the right to convert the amended note payable into equity of the Company at a conversion price equal to the lower of $1.00 per share or 50% of the 10 day volume-weighted average price per share of the Company’s common stock. The Company analyzed the conversion option for derivative accounting consideration under ASC 815, Derivatives and Hedging, and determined that the conversion option should be classified as a derivative liability since it does not have an explicit limit to the number of shares to be delivered upon settlement of the conversion option. The derivative liability is remeasured to fair value at each reporting period, and the change in the fair value is recognized in earnings in the accompanying statements of operations. The Company estimated the fair value of the conversion option derivative liability using a Black-Scholes option pricing model. The fair value of the derivative liability at November 30, 2025 and February 28, 2025 was $15,611 and $17,565, respectively.

The following tables summarize the derivative liability:

(amounts in thousands, except share and per share data)	November 30, 2025	February 28, 2025
Stock price	$0.13	$0.34
Risk free interest rate	3.60%	4.01%
Expected volatility	169%	173%
Expected life in years	1.75	4.33
Expected dividend yield	0%	0%
Number of common stock issuable	144,317,673	54,128,933
Fair value of derivative liability	$15,611	$17,565

NOTE 9 – SHAREHOLDERS’ DEFICIT

Common Stock

On November 30, 2025 and February 28, 2025, the Company had 150,000,000 shares of $0.0001 par value common stock authorized for issuance.

During the nine months ended November 30, 2025, the Company issued 14,315,396 shares of common stock for approximately $2,769 in cash.

During the nine months ended November 30, 2024, the Company issued 6,952,363 shares of common stock for approximately $1,764 in cash. As part of the offering, the Company also granted certain investors warrants to purchase 3,000,000 shares of common stock. The warrants are fully vested, exercisable at $1.00 per share, and will expire in 3 years.

On November 30, 2025, there were insufficient authorized and unissued shares for the Company to satisfy all of its commitments to deliver shares. The Company’s sequencing policy resulted in the allocation of authorized and unissued shares in the following order at November 30, 2025 (i) Warrants, and (ii) Convertible Notes Payable and Convertible Notes Payable-Related Party (excluding the Convertible Note Payable-Kopple). The sequence is based upon reclassifying securities with the earliest maturity date first. This sequencing and the lack of sufficient authorized shares required the Company to classify the conversion option of the convertible note payable-Kopple as liabilities recorded at fair value at November 30, 2025 (see Note 8).

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

	Number of Shares	Exercise Price	Weighted Average Intrinsic Value
(amounts in thousands, except share and per share data)
Total options, February 28, 2025	8,250,000	$0.43	$-
Granted	-	-	-
Exercised	-	-	-
Expired	(1,250,000)	0.25	-
Total options, November 30, 2025	7,000,000	$0.46	$-
Exercisable, November 30, 2025	7,000,000	$0.46	$-

There was no intrinsic value as of November 30, 2025, as the exercise prices of these options were greater than the market price of the Company’s stock. The exercise prices and information related to options under the 2011 Plan outstanding on November 30, 2025, are as follows:

Range of Exercise Price	Stock Options Outstanding	Stock Options Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price of Options Outstanding	Weighted Average Exercise Price of Options Exercisable
$ 0.25 to $.50	7,000,000	7,000,000	4.91	$0.46	$0.46

Warrants

	Number of Warrants	Exercise Price
Outstanding, February 28, 2025	6,511,664	$0.73
Granted	-	-
Exercised	-	-
Expired	(60,000)	0.50
Outstanding, November 30, 2025	6,451,664	$0.73
Exercisable, November 30, 2025	6,451,664	$0.73

There was no intrinsic value as of November 30, 2025, as the exercise prices of these warrants were greater than the market price of the Company’s stock. The exercise prices and information related to the warrants as November 30, 2025, are as follows:

Range of Exercise Price	Stock Warrants Outstanding	Stock Warrants Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price of Warrants Outstanding	Weighted Average Exercise Price of Warrants Exercisable
$0.50	3,451,664	3,451,664	5.22	$0.50	0.50
$1.00	3,000,000	3,000,000	1.43	$1.00	$1.00

NOTE 10 – RELATED PARTY TRANSACTIONS

As of November 30, 2025, and February 28, 2025, Bettersea LLC (“Bettersea”) was a 6.9% and 7.1%, respectively, shareholder in the Company. For the nine months ended November 30, 2025 and 2024, the Company incurred total fees to Bettersea of $114 and $82, respectively, for consulting services. As of November 30, 2025 and February 28, 2025, a total of approximately $274 and $225, respectively, was due to Bettersea and included in accounts payable and accrued expenses.

As of November 30, 2025, and February 28, 2025, accrued expenses include accrued payroll due to officers of $340 and $272, respectively.

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

	Three Months Ended November 30,		Nine Months Ended November 30,
	2025	2024	2025	2024

Net Sales	$80	$-	$265	$50
Cost of sales	-	-	25	29
Gross profit	80	-	240	21

Operating expenses
Employee compensation and benefits	545	456	1,382	1,146
Stock-based compensation	-	-	-	1,601
Consulting and outside provider costs	188	150	363	401
Property lease and utility costs	143	101	354	344
Depreciation expense	45	41	144	106
Program software and licensing expense	77	54	209	161
Other operating expenses	(73)	67	225	288
Total operating expenses	925	869	2,677	4,047
Loss from operations	$(845)	(869)	(2,437)	(4,026)

NOTE 13 – SUBSEQUENT EVENTS

Subsequent to November 30, 2025, the Company issued 3,340,000 shares of common stock in exchange for cash proceeds of approximately $334,000.

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

Results of Operations

Three months ended November 30, 2025, compared to three months ended November 30, 2024

Revenues

Net revenue was $80 for the three months ended November 30, 2025, compared to $0 for the three months ended November 30, 2024. Revenues continue to be negatively impacted due to a generally low level of resources on our legacy products as well as our shift to the development and production of the prototype for our new product line. We cannot project with confidence the timing or amount of revenue that we can expect until the prototype is completed, which should be in Fiscal 2026.

Cost of Goods

Cost of goods sold was $0 in the three months ended November 30, 2025, compared to $0 for the three months ended November 30, 2024.

Engineering, Research and Development

Engineering, research and development expenses were $459 in the three months ended November 30, 2025, compared to $196 for the three months ended November 30, 2024.

Selling, General and Administrative Expense

Selling, general and administration (“SG&A”) expenses for the three months ending November 30, 2025, were $466 as compared to $673 for the three months ending November 30, 2025, a decrease of $207 in the three-month period ending November 30, 2025, compared to the three months ended November 30, 2024.

Other Income (Expense) and Interest Expense

Interest expense decreased by $121 to $358 for the three months ended November 30, 2025, as compared to $479 for the three months ended November 30, 2024. The Company estimated the fair value of the conversion option derivative liability using a Black-Scholes option pricing model and recorded the change in fair value of the derivative liability of $6,705 and $808 at November 30, 2025 and November 30, 2024, respectively.

Net Loss

We recorded net income of $5,502 and net losses of approximately $540 for the three months ended November 30, 2025 and 2024, respectively. The decrease in our net loss was due to several factors, as noted above, including the change in fair value of our derivative liability.

Nine months ended November 30, 2025, compared to nine months ended November 30, 2024

Revenues

Net revenue was $265 for the nine months ended November 30, 2025, compared to $50 for the nine months ended November 30, 2024. Revenues continue to be negatively impacted due to a generally low level of resources on our legacy products as well as our shift to the development and production of the prototype for our new product line. We cannot project with confidence the timing or amount of revenue that we can expect until the prototype is completed, which should be in Fiscal 2026.

Cost of Goods

Cost of goods sold was $25 in the nine months ended November 30, 2025, compared to $29 for the nine months ended November 30, 2024.

Engineering, Research and Development

Engineering, research and development expenses were $1,149 in the nine months ended November 30, 2025, compared to $745 for the nine months ended November 30, 2024.

Selling, General and Administrative Expense

Selling, general and administration (“SG&A”) expenses for the nine months ending November 30, 2025, were $1,528 as compared to $3,302 for the nine months ending November 30, 2025, a decreased of $1,774 in the nine-month period ending November 30, 2025, compared to the nine months ended November 30, 2024. The decrease was from $1,601 of stock-based compensation recorded in the prior year period, which did not occur during the current year period.

Other Income (Expense) and Interest Expense

Interest expense increased by $578 to $1,621 for the nine months ended November 30, 2025, as compared to $1,043 for the nine months ended November 30, 2024. During the nine months ended November 30, 2024, the Company recorded a loss on debt extinguishment of $19,324, which did not occur in the current year period. The Company estimated the fair value of the conversion option derivative liability using a Black-Scholes option pricing model and recorded the change in fair value of the derivative liability of $1,954 and $2,203 at November 30, 2025 and November 30, 2024, respectively.

Net Loss

We recorded net losses of approximately $2,103 and $22,188 for the nine months ended November 30, 2025 and 2024, respectively. The decrease in our net loss was due to several factors, as noted above, including the recording of a loss on debt extinguishment to a related party, the prior year recording of stock stock-based compensation, and the change in fair value of our derivative liability.

Liquidity and Capital Resources

For the nine months ended November 30, 2025, we recorded a net loss of $2,104, used cash in operations of $2,457, and at November 30, 2025, had a stockholders’ deficit of $36,928. In addition, at November 30, 2025, notes payable and related accrued interest with an aggregate balance of $5,266 have reached maturity and are past due. These conditions raise substantial doubt regarding our ability to continue as a going concern for a period of at least one year from the date of issuance of these financial statements. In addition, the Company’s independent registered public accounting firm, in their report on the Company’s February 28, 2025, audited financial statements, raised substantial doubt about the Company’s ability to continue as a going concern.

Prior to Fiscal 2020, in order to maintain liquidity, we relied upon external sources of financing, principally equity financing and private indebtedness. We have no bank line of credit and will require additional debt or equity financing to fund ongoing operations. Based on a cash flow analysis performed by management, we estimate that we will need an additional $6 million to maintain existing operations for Fiscal 2026 and increase the volume of shipments to customers. We cannot assure that additional financing will be available nor that the commercial targets will be met in the amounts required to keep the business operating. The issuance of additional shares of equity in connection with such financing could dilute the interests of our existing stockholders, and such dilution could be substantial. If we cannot raise the funds needed, we will also be forced to make further substantial reductions in our operating expenses, which could adversely affect our ability to implement our current business plan and ultimately our viability as a company.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide disclosure under this Item 3.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Report. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. As of November 30, 2025, management’s assessment identified the following material weaknesses in the Company’s internal control over financial reporting:

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

Changes in Internal Control over Financial Reporting

There have been no other changes in our internal control over financial reporting during our fiscal quarter ended November 30, 2025, not previously identified in our Annual Report on Form 10-K, for the fiscal year ended February 28, 2025 and issued on June 13, 2025 which have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended November 30, 2025, the Company issued 6,830,304 shares of common stock for approximately $1,697 in net cash.

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

Date: January 20, 2026	AURA SYSTEMS, INC.
(Registrant)

	By:	/s/ Cipora Lavut
Cipora Lavut
President