Form 10-K
period 2026-02-28
AURA SYSTEMS INC
filed 2026-09-10
CIK 826253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2026

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

On August 31, 2025, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $31,307,973 The aggregate market value has been computed by reference to the last sale price of the stock as quoted on the Pink Sheets quotation system on August 31, 2025. For the purposes of this calculation, voting stock held by officers, directors, and affiliates has been excluded.

On August 30, 2026, the Registrant had 147,967,626 shares of common stock outstanding.

Documents incorporated by reference: None.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report contains forward-looking statements within the meaning of the federal securities laws. Statements other than statements of historical fact included in this Report, including the statements under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business” and elsewhere in this Report regarding future events or prospects are forward-looking statements. The words “approximates,” “believes,” “forecast,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “would,” “could,” “should,” “seek,” “may,” or other similar expressions in this Report, as well as other statements regarding matters that are not historical fact, constitute forward-looking statements. We caution investors that any forward-looking statements presented in this Report are based on the beliefs of, assumptions made by, and information currently available to, us. Such statements are based on assumptions, and the actual outcome will be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control or ability to predict. Although we believe that our assumptions are reasonable, they are not guarantees of future performance and some may inevitably prove to be incorrect. As a result, our actual future results may differ from our expectations, and those differences may be material. Accordingly, investors should use caution in relying on forward-looking statements to anticipate future results or trends.

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

References in this Report to “we”, “us”, “the Company,” “Aura” or “Aura Systems” means Aura Systems, Inc. As used herein, reference to “Fiscal 2026” refers to the fiscal year ending February 28, 2026, “Fiscal 2025” refers to the fiscal year ending February 28, 2025, and so forth.

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

The universal global trend for electrification has created in addition to the industrial demand for motors a very large demand for motors used in electric transportation for vehicles, planes, and boats (“EV”). In such applications, one or more electric motors are used for propulsion. Most electric motors currently used for electric mobility employ high energy rare earth permanent magnets4 due to their high efficiency and small size. The magnetic material is usually sintered neodymium–iron–boron (NdFeB) made or processed in China.

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

For Electric Vehicle applications, Aura’s axial flux induction motors (“AAFIM”) provide efficiencies that are equal to or higher than ones provided by the best high energy rare earth permanent magnet solution (“PM”). AAFIM have higher reliability, are more robust, have larger operating speed range, are not limited to 100 degrees C operating temperature for the equivalent PM machine. In addition, AAFIM costs are significantly lower than the equivalent PM machines.

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

Our recent efforts have resulted in our new 10 kW mobile power generator that is approximately 20% smaller in diameter and 10% smaller in axial length than the legacy 8.5 kW solution. This new 10 kW has generated interest from the US military. We completed the design and fabricated a prototype of a 250-kW axial flux motor which has approximately the same dimensions as our legacy 8.5 kW mobile power solution and is oil cooled. This new 250 kW motor has a base speed of 5,000 rpm and an operating range of up to 20,000 rpm. We have also completed the design for a 250-kW generator that is air cooled and will operate at 3600 rpm. We already have interest for this new 250-kw generator from Israel, South Korea, and others. We recently completed the designs for a 5-horsepower motor (3.75kW) for swimming pools applications and a 1.5 kW motor for some industrial applications.

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

As of February 28, 2026, the unpaid balance of $700,000 was reported as part of notes payables – related party in the accompanying financial statements. The $700,000 advance payment was from the JV of which Aura owned 49%). During Fiscal 2020, the Company recorded an impairment expense of $250,000 to fully write-off the Jiangsu Shengfeng investment due to the uncertainty of the operation. In 2023 the JV was dissolved and liquidated.

Recent Developments

In fiscal 2026 the Company completed the design of 1.5 kW, 3.75 kW, a new 10 and second generation of 250 kW motors and generators of its axial flux induction technology. In the first 6 months of 2026 the Company also designed a 50kW solution consisting of 40 kW of AC power and 10kW of DC power, as well as a new 5 kW solution consisting of 2.5 kW of AC and 2.5 kW of DC power with an ability to handle up to 2.5 kW of unscheduled power spikes. Both the 50 kW and the 5 kW are for specific U.S military applications and customers are paying for the first unis to be evaluated.

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

Mobile and Remote Power Applications

The global generator sales market was $20.3 billion in 2019 and is estimated to reach $27.16 billion by 2027 (Fortune Business Insight). Most industries dealing with construction and infrastructure rely on mobile generators to support modern computers, digital sensors and instruments as well as electrical driven tools. Current automotive alternators cannot supply the existing demanded power for many such applications and thus the common solution is the use of stand-alone gensets (often referred to a “Auxiliary Power Units” or simply “APUs”). These APUs, however, (i) consume large amounts of fuel, (ii) are heavy and bulky and accordingly must often be towed on trailers, and (iii) require constant maintenance. Additionally, traditional APUs are generally not considered to be environmentally friendly power solutions based on their high fuel consumption, loud operating noise levels, and the emissions they secrete into the air. In comparison, the AuraGen® system is small and light enough to generally be integrated directly into existing vehicles, does not require maintenance, nor do they require any set-up or tear-down time. In addition, there is no heavy lifting required and to contact with hot surfaces. The AuraGen® operation when integrated in a vehicle or a boat is completely seamless and transparent to the user. In addition, Aura’s solution provides higher efficiency and the ability to provide both AC and DC voltages simultaneously.

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

Some of the key suppliers are Caterpillar (US), Cummins (US), Rolls-Royce Holdings (UK), Atlas Copco (Sweden), Mitsubishi Heavy Industries, Ltd. (Japan), Yanmar (Japan), Generac (US), ABB (Switzerland), Siemens Energy (Germany), Weichai Group (China), Kohler Co. (US), Kirloskar Oil Engines Ltd. (India), Denyo (Japan), and Sterling & Wilson (India),

High Output Alternators. There are many High Output Alternator manufacturers. Some of the better-known ones are Delco-Remy, Bosh, Nippon Densu, Hitachi, Mitsubishi and Prestolite. All alternators provide their rated power at very high RPM and significantly less power at lower RPM. In addition, alternators are generally only 35% efficient at the low RPM range and increase to 60% efficiency at the high RPM range.

Others

Evans Electric in Australia has introduced an axial flux machine with a complete conductive rotor. Such a machine was first introduced by Brinner more than 20 years ago and was abandoned because the rotor lacked the required rigidity to withstand the magnetic and centrifugal forces. The Brinner machine is cited in Aura’s issued patents.

Emil recently claims to have developed an axial flux induction motor for EV applications.

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

Electric motors

Electric motors for industrial applications. We have completed the design of 1.5, 3.75, 10, 50, and 250 kW machines. The designs show significantly increased efficiency as compared to equivalent other designs, and in addition they are a fraction of the size and weight, use approximately 50-60% less copper and cost less to manufacture.

Electric motors for high end electric cars. We now have a completed the design and fabrication of a prototype 250-kW axial flux induction (no PM) with energy density of more than 45 kW per liter (the best other known design is approximately 40 kW/liter using rare earth permanent magnets) and efficiency of more than 95%.

Mobile power generation

Military market. One focused market for the Company’s VIPER (military name for our axial flux induction generator) is military applications. We are currently designing machines for use in unmanned ground vehicles applications and for platforms that can be used for anti-drone applications. We are also working with the USMC for our new 10 kW solution that fits on the Polaris alfa ATV.

Facilities, Manufacturing Process and Suppliers

During Fiscal 2026 and 2025, the Company occupied approximately 18,000 square feet of space in Lake Forest, California. The Lake Forest facility is subject to a lease agreement with a 66-month lease period effective from February 2021, through August 31, 2026. The monthly base lease rate for the Lake Forest Facility is currently $24,239 per month with a 3% annual escalation. We expect to expand operations next year that will require additional space. In 2026 the Company extended the lease to two more years as we look for a larger facility outside of California.

As the Company continues to expand its operations, we will need to renew relationships and contracts with our suppliers or locate suitable new suppliers for subassemblies and other components.

Research and Development

We believe that ongoing research and development is important to the success of our product in order to utilize the most recent technology, develop additional products and additional uses for existing products, stay current with changes in vehicle manufacture and design and to maintain an advantage over potential competition. Our engineering, research and development costs for Fiscal 2026 were approximately $1.6 million compared to approximately $1.2 million in Fiscal 2025.

Patents and Intellectual Property

Our intellectual property portfolio consists of trademarks, proprietary know-how, trade secrets, and patents. Historically the Company obtained 78 patents in electromagnetic and electrooptical technologies. During fiscal 2025 the Company filed 3 new patent applications covering (i) new winding patterns can be made to increase current density for increasing the torque density and the power density and (ii) two patent applications for the development of novel cooling systems which make better heat dissipation is used to reach the highest torque and power density. The Company is preparing numerous additional patent applications to be filed over the next few months.

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

Employees

As of the date of this filing, the Company has a total of twelve (12) full-time employees in research and development, sales, operations and administration. Additionally, the Company engages independent contractors, on an as-needed basis, to support various areas of the business. During Fiscal 2026 we engaged three independent contractors to support engineering developments.

Significant Customers

In Fiscal 2026, one significant customer, CBOL, accounted for 55% of revenues. In Fiscal 2025, one significant customer, CBOL, accounted for 55% of revenues, however no customer is considered significant.

Raw Materials

The most important raw materials we use in manufacturing our products are steel, copper, and aluminum. Raw materials are purchased domestically. We have no significant long-term supply contracts. When possible, we maintain a number of sources for our raw materials, which we believe contribute to our ability to obtain competitive pricing. The cost of some of our raw materials and shipping costs are dependent on petroleum cost. Higher material prices, cost of petroleum, and costs of sourced products could have an adverse effect on margins.

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

Going Concern

The Company’s financial statements have been prepared under the assumption that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, during the year ended February 28, 2026, the Company incurred a net loss of $10.9 million, used cash in operations of $3.2 million, and at February 28, 2026, had a stockholders’ deficit of $44.8 million. In addition, at February 28, 2026, notes payable and related accrued interest with an aggregate balance of $5.2 million have reached maturity and are past due. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in their audit report on the Company’s February 28, 2026, audited financial statements, included an explanatory paragraph regarding substantial doubt about the Company’s ability to continue as a going concern.

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

We derive a substantial portion of our revenues from customers in industries susceptible to trends and factors affecting those industries.

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

We will need additional capital in the future to meet our obligations, and financing may not be available. During Fiscal 2026 and Fiscal 2025, the Company increased its engineering and manufacturing activities, but it still struggled with meeting its financial requirements. If we cannot obtain additional capital, we will not be able to continue our operations.

For Fiscal 2026 and Fiscal 2025, we had approximately $3.2 million negative and $3.2 million negative cash flows from operations, respectively. The Company’s engineering and manufacturing activities remained limited due to our inability to increase sales and raise significant amounts of new financing. Our ability to continue as a going concern is directly dependent upon our ability to obtain additional operating capital and generating sufficient operating cash flow. Increased interest rates and inflation have caused significant uncertainty and volatility in the credit markets and there can be no assurance that lenders or investors will make additional commitments to provide financing to us under current circumstances. As a result, we may be required to raise additional capital and our access to and cost of financing will depend on, among other things, global economic conditions, conditions in the global financing markets, the availability of sufficient amounts of financing, and our prospects. If we are unable to obtain additional funding as and when we need it, we will not be able to recommence operations or undertake our planned expansion.

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

Our patents, trademarks, and all of our other intellectual property rights are important assets for us. There are events that are outside of our control that pose a threat to our intellectual property rights. For example, effective intellectual property protection may not be available in every country in which our products and services are distributed or made available. Also, the efforts we have taken to protect our proprietary rights may not be sufficient or effective. Due to our lack of financial resources, we may not be able to adequately protect our technology portfolio or apply for new patents to extend our intellectual property portfolio. The expiration of patents in our patent portfolio may also have an adverse effect on our business. Any significant impairment of our intellectual property rights could harm our business and our ability to compete. Protecting our intellectual property rights is costly and time consuming and we may need to resort to litigation to enforce our patent rights or to determine the scope and validity of third-party intellectual property rights and we may not have the financial resources to pay for such litigation. Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources.

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

In the future we may be named in litigation, all of which will require significant management time and attention, result in significant legal expenses and may result in an unfavorable outcome, which could have a material adverse effect on our business, operating results and financial condition.

We have been in the past and may in the future become subject to various legal proceedings and claims that arise in or outside the ordinary course of business.

The results of lawsuits and future legal proceedings cannot be predicted with certainty. Also, our insurance coverage may be insufficient or not provide any coverage at all for certain claims, our assets may be insufficient to cover any amounts that exceed our insurance coverage, and we may have to pay damage awards or otherwise may enter into settlement arrangements in connection with such claims. Any such payments or settlement arrangements in current or future litigation could have a material adverse effect on our business, operating results or financial condition. Even if the plaintiffs’ claims are not successful, current future litigation could result in substantial costs and significantly and adversely impact our reputation and divert management’s attention and resources, which could have a material adverse effect on our business, operating results or financial condition. In addition, such lawsuits may make it more difficult to finance our operations.

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

On February 28, 2026, we had total liabilities of $46.2 million, of which $22.8 million was due to a derivative liability related to debt conversion rights to a related party. The current liability portion was $45.4 million, of which $22.8 million was due to a derivative liability related to debt conversion rights to a related party. On February 28, 2025, we had total liabilities of $39.0 million, of which $17.6 million was due to a derivative liability related to debt conversion rights to a related party. The current liability portion was $38.4 million, of which $17.6 million was due to a derivative liability related to debt conversion rights to a related party.

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

If we successfully execute our business plan, we may experience growth that could place significant strain on our management and other resources. Our ability to manage this growth will require us to successfully assimilate new employees, improve existing management information systems, and reorganize our operations. If we fail to manage growth efficiently, our business could be adversely affected.

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

We will need to renew sources of component supplies to meet increases in demand for our Axial flux Induction machine®. There is no assurance that our suppliers can or will supply the components to us on favorable terms or at all.

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

As described in ITEM 9A, Controls and Procedures contained herein in this Annual Report, management has concluded that as of February 28, 2026, its internal controls over financial reporting were not effective. While the Company believes it has addressed and remediated material weaknesses, there can be no guarantee that other weaknesses in its financial reporting controls will not be identified in the future. Presently, the Company does not have the financial resources to fully comply with all the requirements of Section 404. If, in the future, we identify one or more material weaknesses in our internal controls over financial reporting during this continuous evaluation process, our management may not be able to assert that such internal controls are effective. Therefore, if we are unable to assert that our internal controls over financial reporting are effective in the future, or if our auditors are unable to attest that our internal controls are effective or they are unable to express an opinion on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our business and the market price of our Common Stock.

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

The Company may not have sufficient authorized shares of common stock to satisfy the full conversion of its outstanding convertible securities.

As described in Notes 6, 7, and 13 to the financial statements, the number of shares of common stock potentially issuable upon conversion of the Company’s outstanding convertible notes, and the exercise of options and warrants, currently exceeds the number of authorized but unissued shares of common stock available. The Company does not have a present obligation to issue shares in excess of its authorized share capital. However, if holders of such securities seek conversion or exercise and the Company does not have sufficient authorized shares available, the Company would be required to obtain shareholder approval to amend its Certificate of Formation to increase the number of authorized shares. There can be no assurance that such approval would be obtained in a timely manner or at all. If the Company is unable to obtain the necessary authorization, holders of these securities may be unable to convert or exercise their securities when otherwise entitled to do so.

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

ITEM 2. PROPERTIES

The Company occupies approximately 18,000 square feet of space in Lake Forest, California. The Lake Forest facility is subject to a lease agreement with a 66-month term, effective from February 2021 through August 31, 2026. The monthly base lease rate for the Lake Forest Facility is currently $24,239 per month with a 3% annual escalation. In June 2026 we extended the lease for two more years.

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

Between July 2017 and March 2022, the Company was engaged in litigation with a former director, Robert Kopple, relating to debt and warrants, which Mr. Kopple and his affiliated entities (collectively the “Kopple Parties”) claimed should have been originally issued to them pursuant to various agreements with the Company entered to between 2013-2016.

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

In March 2024, the Company and Kopple again amended the note payable. The amendment (i) replaced the requirement to pay the $3,850 past due principal balance with the requirement to pay $2,000 due December 15, 2024, effectively extending the payment of $1,850 to future periods; (ii) increased the stated interest rate to 10%; (iii) added a fee of $15 monthly until the Company makes a principal payment of $2 million by December 2024; (iv) effective August 30, 2024, the Company will grant Kopple for 36 month conversion right that gives Kopple the option to be able to convert the note payable into equity of the Company at a conversion price of the lower of $1.00 per share or 50% of the 10 day volume weighted average price of the Company’s common stock; (v) only during Fiscal 2025, will require the Company to pay 20% of all collected revenues within 10 days of the end of each fiscal quarter; toward the outstanding debt reduction (vi) will require the Company to pay Kopple 20% of any amount raised in new capital in the form of equity, debt or convertible debt above $3.5 million toward the outstanding debt reduction; (vii) reduces the exercise price of the warrants granted to Kopple in March 2022 from $0.85 per share to $0.50 per share; and (vii) extends the warrant expiration date from March 8, 2029, to March 31, 2031.  The principal payment of $2 million was extended to March 31, 2025, for $100,000. Subsequently, the principal payment was extended several times up to September 30, 2026, for an additional deferred payment.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our shares are quoted on the Pink Sheets operated by OTC Markets, Inc. under the symbol “AUSI”. Set forth below are high and low bid prices for our common stock for each quarterly period in the two most recent Fiscal years. Such quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not necessarily represent actual transactions in the common stock. We had approximately 3,418 stockholders of record as of July 2 2026.

Period	High	Low
Fiscal 2026
First Quarter ended May 31, 2025	$0.40	$0.22
Second Quarter ended August 31, 2025	$0.29	$0.18
Third Quarter ended November 30, 2025	$0.36	$0.13
Fourth Quarter ended February 28, 2026	$0.16	$0.07

Fiscal 2025
First Quarter ended May 31, 2024	$0.49	$0.15
Second Quarter ended August 31, 2024	$0.44	$0.18
Third Quarter ended November 30, 2024	$0.43	$0.22
Fourth Quarter ended February 28, 2025	$0.46	$0.21

On July 24, 2026, the reported closing sales price for our common stock was $0.165.

Dividend Policy

We have not paid any dividends on our common stock, and we do not anticipate paying any dividends on our common stock in the foreseeable future.

Sales of Unregistered Securities

During the year ended February 28, 2026, we issued 22,830,396 shares of common stock, for a total of approximately $3.6 million.

During the year ended February 28, 2025, we issued 13,704,800 shares of common stock, for a total of approximately $3.4 million.

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

Repurchases of Equity Securities

We did not repurchase any shares of our common stock during the fiscal years ended February 28, 2026 and 2025.

ITEM 6. [Reserved]

As a smaller reporting company, we are not required to provide disclosure under this Item 6.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations include forward-looking statements. For cautions about relying on such forward-looking statements, please refer to the section entitled “Forward Looking Statements” at the beginning of this Report immediately prior to “Item 1”.

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

We recently completed the design for 1.5, 3.75 kW a new 10 kW and second generation of 250 kW machines for both electric motor and generator applications. We also currently designed a 50 kW and a new 5 kW machines for specific military applications. We are also currently in discussions for usage of our technology for numerous wind turbines applications.

In fiscal 2025 and 2026 we have significantly increased our engineering capabilities with having hired experts’ engineers in thermo dynamics (Ph.D.), electromagnetic motor design (Ph.D.) Power electronics & control (Ph.D.) and mechanical design (M.S.M.E). We have also acquired the latest in advanced engineering tools such as Ansys Maxwell finite elements, MATLAB and 3-D solid work. Our engineering, research and development costs for fiscal 2026 were approximately $1.6 million.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial conditions and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements requires management to make estimates and disclosures on the date of the financial statements. In preparing our financial statements, we have made our best estimates and judgments of certain amounts included in the financial statements. We use authoritative pronouncements, historical experience and other assumptions as the basis for making judgments. For these key estimates and assumptions, we made appropriate accounting estimates based on the facts and circumstances available as of the reporting date. To the extent that there are significant differences between these estimates and actual results, our financial statements may be materially affected. Significant estimates include assumptions made for inventory reserve, impairment testing of long-lived assets, the valuation allowance for deferred tax assets, assumptions used in valuing derivative liabilities, assumptions used in valuing share-based compensation, and accruals for potential liabilities. Amounts could materially change in the future. Actual results could differ from those estimates. There were no changes to our critical accounting policies described in the financial statements included in our Annual Report on Form 10-K for the fiscal year ended February 28, 2026, that impacted our condensed financial statements and related notes included herein.

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

Inflation

Higher inflation, the actions by the Federal Reserve Bank to address inflation, most notably continuing increases in interest rates, and rising energy prices create uncertainty about the future economic environment. The Company expects that the impact of these issues will continue to evolve. The Company believes these factors impacted the Company’s business in fiscals 2025 and 2026 and will continue to impact the Company’s business in fiscal 2027. The implications of higher government deficits and debt, tighter monetary policy, and higher long-term interest rates may drive a higher cost of capital for the business and an increase in the Company’s operating expenses.

Results of Operations

Fiscal 2026 compared to Fiscal 2025

Revenues

Net revenue was $278,000 for Fiscal 2026, compared to $50,000 for Fiscal 2025. Revenues continue to be negatively impacted due to a generally low level of resources on our legacy products as well as our shift to the development and production of numerous prototypes for our new product line. We cannot project with confidence the timing or amount of revenue that we can expect until the prototypes are completed, which should be in Fiscal 2026.

Cost of Goods

Cost of goods sold was $25,000 for Fiscal 2026, compared to $29,000 for Fiscal 2025. This resulted in a gross profit of $253,000 for Fiscal 2026, compared to gross profit of $21,000 for Fiscal 2025. The increase in gross profit was due to the increase in net revenue.

Engineering, Research and Development

Engineering, research and development expenses were approximately $1.6 million for Fiscal 2026, compared to $1.2 million for Fiscal 2025. The increase is a result of the Company’s augmented engineering activities, including (i) successfully recruiting new additions to the engineering staff; (ii) licensing of modeling and design software tools for the full 12-month period; as well as (iii) additional expenses incurred in the process of designing, fabricating and testing the new version of our electronic control unit (“ECU”) for our AuraGen®/VIPER products.

Selling, General and Administrative Expense

Selling, general and administration (“SG&A”) expenses for Fiscal 2026 were $2.2 million as compared to $3.6 million for Fiscal 2025. The decrease in SG&A was due to a $1.5 million decrease in stock-based compensation.

Other Income (Expense) and Interest Expense

Interest expense increased by $0.4 million to $2.2 million for Fiscal 2026, as compared to $1.8 million for Fiscal 2025. The Company estimated the fair value of the conversion option derivative liability using a Black-Scholes option pricing model and recorded the change in fair value of the derivative liability of $(5.3) million and $4.6 million at February 28, 2026 and 2025, respectively.

Net Loss

We recorded net losses of approximately $10.9 million and $21.1 million for Fiscal 2026 and 2025, respectively. The decrease in our net loss was due to several factors, as noted above, including decreased stock-based compensation expense, the recording of a loss on debt extinguishment to a related party in the prior year, and the change in fair value of our derivative liability.

Liquidity and Capital Resources

For the year ended February 28, 2026, we recorded a net loss of $10.9 million, used cash in operations of $3.2 million, and at February 28, 2026, had a stockholders’ deficit of $44.8 million. In addition, at February 28, 2026, notes payable and related accrued interest with an aggregate balance of $5.2 million have reached maturity and are past due. These conditions raise substantial doubt regarding our ability to continue as a going concern for a period of at least one year from the date of issuance of these financial statements. In addition, the Company’s independent registered public accounting firm, in their report on the Company’s February 28, 2026, audited financial statements, raised substantial doubt about the Company’s ability to continue as a going concern.

Prior to Fiscal 2026, to maintain liquidity, we relied on external sources of financing, principally equity and private indebtedness. We have no bank line of credit and will require additional debt or equity financing to fund ongoing operations. Based on a cash flow analysis conducted by management, we estimate that we will need an additional $5 million to maintain existing operations for Fiscal 2027 and to increase shipment volume to customers. We cannot assure the reader that additional financing will be available, nor that the commercial targets will be met in the amounts required to keep the business operating. The issuance of additional equity shares in connection with such financing could dilute the interests of our existing stockholders, and the dilution could be substantial. If we cannot raise the funds needed, we will also be forced to make further substantial reductions in our operating expenses, which could adversely affect our ability to implement our current business plan and ultimately our viability as a company.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements at page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

For the year ended February 28, 2026, there were no disagreements or any reportable events to disclose.

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

Based on this evaluation, and as a result of the material weakness described below, our President and Chief Financial Officer concluded as of February 28, 2026, that our disclosure controls and procedures were not effective.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of February 28, 2026. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

Based on this assessment, because of the material weakness described below, the Company’s management concluded that as of February 28, 2026, the Company’s internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Planned Remediation of Material Weaknesses

Our management has been actively engaged in developing and implementing remediation plans to address material weakness described above. These remediation efforts are ongoing and include or are expected to include increasing personnel resources and technical accounting expertise within the accounting function. During Fiscal 2026, and as of the date of this Report, we continue to work with an outside consultant with experience and expertise in U.S. GAAP and public company SEC accounting and reporting requirements to assist management with its accounting and reporting of complex and/or non-recurring transactions and related disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal year ended February 28, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

In March 2019, stockholders of the Company controlling a majority of the outstanding shares of the Company’s common stock delivered signed written consents to the Company removing Ronald Buschur, William Anderson, and Si Ryong Yu as members of the Company’s Board and electing Ms. Cipora Lavut, Mr. David Mann, and Dr. Robert Lempert as directors of the Company in their stead.  As a result of Aura’s refusal to recognize the legal effectiveness of the consents, in April 2019, stockholders filed suit in the Court of Chancery of the State of Delaware pursuant to Section 225 of the Delaware General Corporations Law, seeking an order confirming the validity of the consents. On July 8, 2019 the Court of Chancery entered final judgment in favor of the stockholder plaintiffs, confirming that (a) Ronald Buschur, Si Ryong Yu and William Anderson had been validly removed by the holders of a majority of the Company’s outstanding stock acting by written consent (b) Ms. Lavut, Mr. Mann and Dr. Lempert had been validly elected by the holders of a majority of the Company’s outstanding stock acting by written consent, and (c) the Company’s Board of Directors validly consists of Cipora Lavut, David Mann, Robert Lempert, Gary Douglas and Salvador Diaz-Versón, Jr. As a result of prior management’s unsuccessful opposition to this stockholder action filed in the Court of Chancery, such stockholders may be potentially entitled to recoup their litigation costs from the Company under Delaware’s corporate benefit doctrine and/or other legal provisions. To date, no final determination has been made as to the amount of recoupment, if any, to which such stockholders may be entitled.

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

Name	Age	Title
Gary Douglas	78	Director, Member of the Audit Committee
Salvador Diaz-Verson, Jr.	72	Director, Chairman of the Audit Committee
David Mann	53	Director, Chairman of the Compensation Committee, Member of the Nominating Committee and Member of the Audit Committee, Acting Chief Financial Officer
Cipora Lavut	70	President, Chairman of the Board, Member of Nominating Committee and Member of the Compensation Committee
Robert Lempert	81	Secretary, Director, Chairman of the Nominating Committee and Member of the Compensation Committee

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

Gary Douglas. Mr. Douglas was elected as a director on March 29, 2018. Mr. Gary Douglas has a BBA in Management degree, with extensive experience in cooperate communication and investment banking. He is a principal in Douglas Strategic Communications LLC, a marketing strategy and communications consultancy, and Ex officio Chairman of Picture Marketing, Inc., a digital marketing company. Mr. Douglas also formally served as Chief Marketing Officer of O’Melveny Consulting LLP, a unit of a global law firm. He also served as President of SP/Hambros America and Division President of Geneva Learning Systems and Group Vice President of Business Development for the five Geneva Companies, both SP/Hambros and The Geneva companies were middle market investment bankers. Mr. Douglas brings to the Board extensive experience in corporate communication and investment banking.

Cipora Lavut. Is the current President and Chairwoman of the Board. She was one of Aura’s original founding members. From 1987 to 2002 Ms. Lavut served on Aura’s Board and as a Senior Vice President. During this period, Ms. Lavut was instrumental to Aura receiving large contracts from The Boeing Company, Litton Industries, and the United States Air Force. Ms. Lavut also provided critical investor relations and marketing support during this time. Ms. Lavut left Aura in 2002. At the request of Aura’s then Board of Directors and management, in 2006, Ms. Lavut returned to Aura as Vice President in charge of investor relations and corporate communication. In January 2016, Ms. Lavut left the Company to pursue other business ventures. She returned to Aura in June 2019. She holds a B.S degree in business from California State University, Northridge.

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

Delinquent Section 16(a) Reports

Our shares of common stock are registered under the Securities Exchange Act of 1934, and therefore our executive officers and directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% stockholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file. Based on our review of the copies of such forms received by us, and to the best of our knowledge, no executive officers, directors and persons holding greater than 10% of our issued and outstanding stock have filed the required reports during the years ended February 28 2026, and February 28, 2025.

Code of Ethics

We have adopted a Code of Ethics applicable to the Company’s Chief Executive Officer, Chief Financial Officer and all other members of the Company’s Finance Department. This Code of Ethics is posted on the Company’s website within a broader Code of Business Conduct and Ethics at www.aurasystems.com in the Investor Relations section. We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or a waiver from, the provision of our Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and that relates to any element of such provision of our Code of Ethics by posting such information on our website within four business days of the date of such amendment or waiver. In the case of a waiver, the nature of the waiver, the name of the person to whom the waiver was granted, and the date of the waiver will also be disclosed.

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

During Fiscal 2026, no stock compensation was awarded to the Company’s directors.

During Fiscal 2025, stock compensation for an aggregate of 3,000,000 stock options, with a fair value of $1,342, was awarded to the Company’s directors.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation earned by or paid to the principal executive officer and the named executive officers during the Fiscal years ended February 28, 2026 and February 28, 2025.

Summary Compensation Table

	Fiscal	Salary		Option Awards	Non-Equity Incentive Compensation	All Other Compensation	Total
Name and Principal Position	Year	($)		($)	($)	($)	($)
Cipora Lavut	2026	140,000	(1)	-	-	539	140,539
President	2025	140,000	(1)	-	-	539	140,539

(1)	For Fiscal 2026, Ms. Lavut has been accruing an annual salary of $250,000 and has been paid $140,000 in cash over the same period, with the balance deferred.
(2)	For Fiscal 2025, Ms. Lavut has been accruing an annual salary of $250,000 and has been paid $140,000 in cash over the same period, with the balance deferred.

Outstanding Equity Awards at 2026 Fiscal Year-End

The Board of Directors and Executive Officers have been granted various options to acquire the Company’s common stock under the Company’s 2011 Directors and Executive Officers Stock Option Plan (the “2011 Plan”) as detailed in the table below. All of these options were outstanding as of February 28, 2026.

Name and Principal Position	Stock Options & Warrants Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price of Options & Warrants Outstanding
Cipora Lavut, President and Board Chair	1,000,000	8.26	$0.50
Salvador Diaz-Verson, Jr., Director	500,000	8.26	$0.50
Gary Douglas, Director	500,000	8.26	$0.50
David Mann, Director	500,000	8.26	$0.50
Robert Lempert, Director	500,000	8.26	$0.50

Option Exercises and Stock Vesting During Fiscal 2026

No stock options were exercised during Fiscal 2026 by the individuals named in the Summary Compensation Table.

Option Exercises and Stock Vesting During Fiscal 2025

No stock options were exercised during Fiscal 2026 by the individuals named in the Summary Compensation Table.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, to the extent of our knowledge, certain information regarding our common stock owned as of February 28, 2026 (i) by each person who is known to be the beneficial owner of more than 5% of our outstanding common stock, (ii) by each of our Directors and the named executive officers in the Summary Compensation Table, and (iii) by all Directors and current executive officers as a group:

Beneficial Ownership Table
Beneficial Owner (1)	Number of Shares of Common Stock	Percent of Common Stock
Salvador Diaz-Verson, Jr. (2)	819,750	*	%
Gary Douglas (3)	500,000	*	%
Cipora Lavut (4)	1,888,382	1.3%
Robert Lempert (5)	507,343	*	%
David Mann (6)	1,023,609	*	%

All current executive officers and Directors as a group (six) (2) (3) (4) (5) (6)	4,739,084	3.35%

5% Stockholders
Warren Breslow (7)	6,342,385	4.49%
BetterSea LLC (8)	8,364,735	5.93%

*	Less than 1% of outstanding shares

(1)	Beneficial ownership is determined in accordance with rules of the Securities and Exchange Commission. The calculation of the percentage of beneficial ownership is based upon 141,401,844 shares of common stock outstanding on February 28, 2026. In computing the number of shares beneficially owned by any stockholder and the percentage ownership of such stockholder, shares of common stock which may be acquired by a such stockholder upon exercise or conversion of warrants or options which are currently exercisable or exercisable within 60 days of February 28, 2026, are deemed to be exercised and outstanding. Such shares, however, are not deemed outstanding for purposes of computing the beneficial ownership percentage of any other person. Shares issuable upon exercise of warrants and options which are subject to stockholder approval are not deemed outstanding for purposes of determining beneficial ownership. Except as indicated by footnote, to our knowledge, the persons named in the table above have the sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. The mailing address for each of the officers and directors is c/o Aura Systems, Inc., 20431 North Sea, Lake Forest, CA 92630.
(2)	Includes 500,000 options exercisable within 60 days of February 28, 2026.
(3)	Includes 500,000 options exercisable within 60 days of February 28, 2026
(4)	Includes 1,000,000 options exercisable within 60 days of February 28, 2026.
(5)	Includes 500,000 options exercisable within 60 days of February 28, 2026.
(6)	Includes 500,000 options exercisable within 60 days of February 28, 2026, as well as 1,411,931 shares, 979,204 of which Mr. Mann has sole dispositive power and approximately 432,727 of which, Mr. Mann holds a power of attorney to vote such shares.
(7)	Includes the right to convert $3,000,000 and accrued interest of $1,162,911 convertible note payable to 2,946,722 common shares at a conversion price of $1.40.
(8)	Includes common shares only as of February 28, 2026.

Securities Authorized for Issuance Under Equity Compensation Plans as of February 28, 2026

Equity Compensation Plan Information as of February 28, 2026

	a.	b.	c.
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price for Options, Warrants and Rights	Number of Securities For Future Issuances Under Equity Compensation Plans (Excluding Securities Reflected in Column (a.)
Equity compensation plans approved by equity holders	8,250,000	$0.44	10,904,394
Equity compensation plans not approved by equity holders	1,500,000	$0.50	-

(1)	Reflects options under the 2006 Stock Option Plan and the 2011 Stock Option Plan, of which both were approved by Company shareholders. Additionally, it includes options which were authorized by the Board but cannot be issued until the proposal for renewal of the employee stock option plan is approved by the shareholders. The 2006 Stock Option Plan authorizes the Company to grant stock options exercisable for up to an aggregate number of shares of common stock equal to the greater of (i) 10,000,000 shares of common stock, or (ii) 10% of the number of shares of common stock outstanding from time to time. The 2011 Stock Option Plan authorizes the Company to grant stock options or warrants to executive officers and directors exercisable for up to an aggregate number of shares equivalent to 15% of the number of shares of common stock outstanding from time to time. The numbers in this table are as of February 28, 2026 (See Note 13 to the Financial Statements).

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND DISCLOSURES

Weinberg & Company, P.A. (“Weinberg”) was engaged to be the Company’s principal accountant and auditor in April 2022. The following table sets forth the aggregate fees billed to us by Weinberg for the years ended February 28, 2026 and 2025:

	Year Ended February 28,
(amounts in thousands)	2026	2025
Audit Fees	$147,000	$129,000
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$147,000	$129,000

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

Audit Fees

Services provided to us by Weinberg with respect the audit of our annual financial statements and review of our annual report on Form 10-K for the year ended February 28, 2025, and for reviews of the financial statements which are included in our quarterly reports on Form 10-Q for the first three quarters of the year ended February 28, 2026.

Audit Related Fees

Weinberg did not provide any professional services to us during Fiscal 2026 or Fiscal 2025 which would constitute “audit related fees”.

Tax Fees

Weinberg did not provide any professional services to us during Fiscal 2026 or Fiscal 2025 which would constitute “tax fees”.

All Other Fees

Weinberg did not provide any professional services to us during Fiscal 2026 or Fiscal 2025 which would constitute “other fees”.

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

Consistent with the SEC’s rules, the Audit Committee pre-approves all audit and permissible non-audit services provided by our independent auditors. These services may include audit services, audit-related services, tax and other services. Pre-approval is generally provided for up to one year, and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis. During Fiscal 2026 and Fiscal 2025 all services provided by Weinberg were pre-approved by the Audit Committee in accordance with this policy.

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

Dated: September 9, 2026

By:	/s/ Cipora Lavut
Cipora Lavut
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signatures	Title	Date

/s/ Cipora Lavut	President (Principal Executive Officer), Board Chair	September 9, 2026
Cipora Lavut

/s/ David Mann	Director	September 9, 2026
David Mann

/s/ Robert Lempert	Director	September 9, 2026
Robert Lempert

/s/ Gary Douglas	Director	September 9, 2026
Gary Douglas

/s/ Salvador Diaz-Verson, Jr.	Director	September 9, 2026
Salvador Diaz-Verson, Jr.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Aura Systems, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Aura Systems, Inc. (the “Company”) as of February 28, 2026 and 2025, the related statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2026 and 2025, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, during the year ended February 28, 2026, the Company incurred a net loss of $10.9 million, used cash in operations of $3.4 million, and at February 28, 2026, had a stockholders’ deficit of $44.8 million. In addition, at February 28, 2026, notes payable and related accrued interest with an aggregate balance of $5.2 million have reached maturity and are past due. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Derivative Liability

As discussed in Notes 7 and 12, the Company’s has a convertible note with a conversion feature that is accounted for as derivative liability. The derivative liability is measured at fair value at each reporting date, with changes in fair value recognized in earnings.

The Company estimated the fair value of the derivative liability using the Black-Scholes option pricing model. The valuation requires management to make significant estimates and assumptions, including the expected volatility of the Company's common stock, expected term, risk-free interest rate, expected dividend yield, and, where applicable, assumptions regarding the probability and timing of future events.

We identified the accounting and valuation of the derivative liability as a critical audit matter due to the significant judgements and assumptions used by management. As a result, a high degree of auditor judgement and effort was required in performing audit procedures to evaluate the accounting treatment.

The primary procedures we performed to address this critical audit matter included:

●	Obtaining and reading the convertible note agreement, as amended.

●	Evaluating the valuation model management selected to determine the fair value, and evaluating the reasonableness of management’s significant valuation assumptions.

●	Performing a recalculation of the fair value estimate.

We have served as the Company’s auditor since 2022.

/s/ Weinberg & Company, P.A.

Los Angeles, California

September 9, 2026

1925 Century Park East, Suite 1120

Los Angeles, California 90067

Telephone: 310.601.2200

www.weinbergla.com

AURA SYSTEMS, INC.

BALANCE SHEETS

	February 28, 2026	February 28, 2025
(amounts in thousands, except share data)
Assets
Current assets
Cash and cash equivalents	$11	$23
Inventories	5	38
Prepaid and other current assets	232	220
Total current assets	248	281

Property and equipment, net	799	618
Operating lease right-of-use asset	156	418
Security deposit	160	160
Total assets	$1,363	$1,477

Liabilities and Shareholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$2,555	$2,544
Accrued interest	4,528	2,875
Customer advances	457	447
Convertible notes payable, current portion-past due	1,493	1,513
Convertible note payable-related party, including $3,020 and $3,020, respectively past due	12,279	12,279
Notes payable, current portion	365	212
Notes payable-related party, including $733 and $733, respectively past due	733	733
Operating lease liabilities, current portion	160	279
Derivative liability	22,844	17,565
Total current liabilities	45,414	38,447

Notes payable, net of current portion	734	440
Operating lease liabilities, net of current portion	21	183
Total liabilities	46,169	39,070

Commitments and contingencies

Shareholders’ deficit
Common stock: $0.0001 par value; 150,000,000 shares authorized; 141,401,844 and 118,296,448 issued and outstanding at February 28, 2026 and 2025, respectively.	14	12
Additional paid-in capital	466,241	462,523
Accumulated deficit	(511,061)	(500,128)
Total shareholders’ deficit	(44,806)	(37,593)
Total liabilities and shareholders’ deficit	$1,363	$1,477

See accompanying notes to these financial statements.

AURA SYSTEMS, INC.

STATEMENTS OF OPERATIONS

	Fiscal Years Ended February 28,
	2026	2025
(amounts in thousands, except share and per share data)
Net revenue	$278	$50
Cost of goods sold	25	29
Gross profit	253	21
Operating expenses:
Engineering, research and development	1,562	1,249
Selling, general and administration	2,166	3,586
Total operating expenses	3,728	4,835
Loss from operations	(3,475)	(4,814)
Other income (expense):
Interest expense, net (including $1,866 and $1,538 to related parties, respectively)	(2,179)	(1,810)
Gain on debt settlement	-	179
Loss on debt extinguishment – related party	-	(19,324)
Change in fair value of derivative liability	(5,279)	4,629
Other income	-	2
Net loss	$(10,933)	$(21,138)

Basic and diluted loss per share	$(0.09)	$(0.19)
Basic and diluted weighted-average shares outstanding	127,114,678	114,842,561

See accompanying notes to these financial statements.

AURA SYSTEMS, INC.

STATEMENTS OF SHAREHOLDERS’ DEFICIT

(in thousands, except share data)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Deficit
Balance, February 29, 2024	104,591,648	$10	$457,460	$(478,990)	$(21,520)

Fair value of vested stock options			1,601		1,601
Modification of warrant agreement - related party			33		33
Common shares issued for cash	13,704,800	2	3,429		3,431
Net loss				(21,138)	(21,138)
Balance, February 28, 2025	118,296,448	12	462,523	(500,128)	(37,593)

Common shares issued for services	275,000	-	72		72
Common shares issued for cash	22,830,396	2	3,646		3,648
Net loss				(10,933)	(10,933)
Balance, February 28, 2026	141,401,844	$14	$466,241	$(511,061)	$(44,806)

See accompanying notes to these financial statements.

AURA SYSTEMS, INC.

STATEMENTS OF CASH FLOWS

	Fiscal Years Ended February 28,
	2026	2025
(amounts in thousands)
Net loss	$(10,933)	$(21,138)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation and amortization	221	137
Amortization of debt discount	-	5
Inventory write-down	-	19
Gain on debt settlement	-	(179)
Loss on debt extinguishment – related party	-	19,324
Change in fair value of derivative liability	5,279	(4,629)
Fair value of vested stock options	-	1,638
Common stock issued for services	72	-
Changes in operating assets and liabilities:
Inventory	33	(37)
Prepaid and other current assets	268	132
Operating lease right-of-use asset	262	236
Accounts payable and accrued expenses	11	(85)
Accrued interest	1,653	1,600
Customer advances	10	-
Operating lease liability	(281)	(246)
Cash used in operating activities	(3,405)	(3,223)

Cash used in investing activities:
Purchase of property and equipment	(12)	(103)
Cash used in investing activities	(12)	(103)

Cash flows from financing activities:
Proceeds from issuance of common stock	3,648	3,431
Proceeds from issuance of notes payable	-	-
Principal payments of notes payable and convertible notes payable	(243)	(206)
Cash provided by financing activities	3,405	3,225

Net increase (decrease) in cash and cash equivalents	(12)	(101)
Cash and cash equivalents-beginning of year	23	124
Cash and cash equivalents-end of year	$11	$23
Cash paid for:
Interest	$163	$138

Supplemental schedule of non-cash transactions:
Right of use asset and lease liability	$-	$47
Notes payable issued for the purchase of property and equipment	$390	$274
Notes payable issued for the purchase of annual software license	$280	$179

See accompanying notes to these financial statements.

AURA SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

Years ended February 28, 2026,and 2025

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, the Company’s management has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the accompanying financial statements were issued. During the fiscal year ended February 28, 2026, the Company incurred a net loss of $10,933, used cash in operating activities of $3,405, and at February 28, 2026, had a stockholders' deficit of $44,806. In addition, at February 28, 2026, notes payable and related accrued interest with an aggregate balance of $5,246 have reached maturity and are past due. These factors raise substantial doubts about the Company’s ability to continue as a going concern within one year of the date that these financial statements are issued. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Subsequent to February 28, 2026, the Company issued 6,565,842 shares of common stock in exchange for cash proceeds of $788. In addition, aggregate proceeds of $617 were received for 4,148,533 shares of common stock to be issued. The Company’s ability to continue as a going concern depends on its ability to continue implementing its business plan. During the next twelve months, we intend to continue attempting to increase the Company’s sales of our AuraGen®/VIPER products, both domestically and internationally, and to add to our existing management team. In addition, we plan to continue rebuilding the engineering and sales teams and, to the extent appropriate, utilize third-party contractors to support operations. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on its operations in the case of debt financing or cause substantial dilution for its stockholders in the case of equity financing. In the event that the Company is unable to generate profits and obtain financing for its working capital requirements, it may have to curtail its business further or cease business altogether.

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

Inventories

Inventories are valued at the lower of cost (first-in, first-out) or net realizable value, on an average cost basis. We review the components of inventory on a regular basis for excess or obsolete inventory based on estimated future usage and sales. When evidence exists that the net realizable value of inventory is lower than its cost, the difference is recognized as a loss in the period in which it occurs. Once inventory has been written down, it creates a new cost basis for inventory that may not be subsequently written up. During the years ended February 28, 2026 and 2025, the Company wrote down inventories of $0 and $19, respectively.

Property and Equipment

Property and equipment are recorded at historical cost and depreciated on a straight-line basis over their estimated useful lives of approximately three years up to ten years. Leasehold improvements are amortized over the shorter of the useful life or the remaining period of the applicable lease term.

Management assesses the carrying value of property and equipment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If there is an indication of impairment, management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value at that time. At February 28, 2026 and 2025, management determined there were no impairments of the Company’s property and equipment.

Impairment of Long-lived Assets

The Company reviews its property and equipment, right-of-use asset, and other long-lived assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. For the years ended February 28, 2026 and 2025, the Company had no impairment of long-lived assets.

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

Concentration of Credit and Other Risks

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and accounts receivable. Cash is deposited with a limited number of financial institutions. The balances held at any one financial institution may at times exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limit of $250. We have not experienced any losses in such accounts and believe we are not exposed to any significant risk with respect to cash and cash equivalents.

During the year ended February 28, 2026, one customer accounted for 95% of revenues. During the year ended February 28, 2025, one customer accounted for 60% of revenues, and another accounted for 10%. No other customer accounted for more than 10% of revenues.

As of February 28, 2026, five vendors accounted for 34%, 13%, 11%, 10%, and 10% of accounts payable. As of February 28, 2025, four vendors accounted for 42%, 12%, 11% and 9% of accounts payable.

Research and Development

Research and development expenses relate primarily to the development, design, and testing of preproduction prototypes and models and are expensed as incurred. Research and development costs for Fiscal 2026 and 2025 were approximately $1,562 and $1,249, respectively.

Share-Based Compensation

The Company periodically issues stock options, warrants, and shares of common stock to employees and non-employees in non-capital-raising transactions for services and for financing costs. Share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the requisite service period. Recognition of compensation expense for non-employees is in the same period and in the same manner as if the Company had paid cash for services.

Income Taxes

The Company uses an asset-and-liability approach to accounting and reporting of income taxes, which allows recognition and measurement of deferred tax assets based on the likelihood of realization of tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not that these items will either expire before the Company can realize their benefits or that their future deductibility is uncertain. The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense.

Derivative Liabilities

The Company evaluates its financial instruments to determine whether they are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments accounted for as liabilities, the instrument is initially recorded at fair value and is then revalued at each reporting date, with changes in fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

The Company uses Level 3 inputs for its valuation methodology for the derivative liabilities, as their fair values were determined by using a Black-Scholes option pricing model. The Company’s derivative liabilities are adjusted to reflect fair value at each reporting date, with any increase or decrease in the fair value being recorded in the statement of operations.

To determine the number of authorized but unissued shares available to satisfy outstanding convertible securities, the Company uses a sequencing method to prioritize its convertible securities as prescribed by ASC 815-40-35. At each reporting date, the Company reviews its convertible securities to determine whether their classification is appropriate.

Fair Value of Financial Instruments

The Company determines the fair values of its financial instruments using a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The classification of a financial asset or liability within the hierarchy is based upon the lowest level input that is significant to the fair value measurement. Under ASC 820, Fair Value Measurement and Disclosures (“ASC 820”), the fair value hierarchy prioritizes the inputs into three levels that may be used to measure fair value:

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

The following table sets forth by level, within the fair value hierarchy, the Company’s assets and liabilities at fair value as of February 28, 2026 and 2025:

	February 28, 2026
(amounts in thousands)	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liability – convertible note conversion option	$-	$-	$22,844	$22,844
Total	$-	$-	$22,844	$22,844

	February 28, 2025
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liability – convertible note conversion option	$-	$-	$17,565	$17,565
Total	$-	$-	$17,565	$17,565

The Company estimated the fair value of the derivative liability using the Black-Scholes option pricing model.

The following table provides a roll-forward of the derivative liability measured at fair value on a recurring basis using unobservable level 3 inputs for the period ended February 28, 2026, as follows:

(amounts in thousands)	Fair Value of Derivative Warrant Liability
February 28, 2025	$17,565
Change in fair value of derivative liability	5,279
February 28, 2026	$22,844

Earnings (loss) per share

The Company’s earnings (loss) per share amount has been computed based on the weighted-average number of shares of common stock outstanding for the period. Basic earnings (loss) per share is computed by dividing net earnings (loss) available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is computed by dividing net earnings (loss) available to common shareholders by the weighted average number of shares of common stock assuming all potential shares had been issued, and the additional shares of common stock were dilutive. Diluted earnings (loss) per share reflects the potential dilution, using the as-if-converted method for convertible debt, and the treasury stock method for options and warrants, which could occur if all potentially dilutive securities were exercised.

For the years ended February 28, 2026 and 2025, the calculations of basic and diluted loss per share are the same because potential dilutive securities would have had an anti-dilutive effect. The potentially dilutive securities consisted of the following:

	February 28, 2026	February 28, 2025
Warrants	6,451,664	6,511,664
Options	4,000,000	8,250,000
Convertible notes	176,479,241	59,092,024
Total	186,930,905	73,853,688

Inflation

The continuing impact of higher inflation and the actions by the Federal Reserve to address inflation create uncertainty about the future economic environment, which will continue to evolve and, we believe, has impacted the Company’s business in 2026 and may continue to impact its business in 2027. The implications of higher government deficits and debt, tighter monetary policy, and potentially higher long-term interest rates may drive up the cost of capital for the business and increase the Company’s operating expenses.

Segments

Under ASC 280, Segment Reporting, operating segments are defined as components of an enterprise for which discrete financial information is available and evaluated regularly by the chief operating decision maker (“CODM”) to decide how to allocate resources and assess performance. The Company’s operating segment consists of one component, and the Company’s Chief Executive Officer, who is also the CODM, makes decisions and manages the Company’s operations as a single operating segment.

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

NOTE 3 – INVENTORIES

Inventories consisted of the following:

	February 28, 2026	February 28, 2025
(amounts in thousands)
Raw materials	$-	$7
Work-in-process	5	6
Finished goods	-	25

Total inventory	$5	$38

NOTE 4 – PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets consisted of the following:

	February 28, 2026	February 28, 2025
(amounts in thousands)
Prepaid annual software licenses	$216	$173
Prepaid insurance	15	19
Other prepaid expenses	1	28
Total prepaid and other current assets	$232	$220

NOTE 5 – PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	February 28, 2026	February 28, 2025
(amounts in thousands)
Leasehold improvements	$57	$57
Machinery and equipment	1,017	646
Vehicle	96	96
Computer equipment	136	105
Computer software	22	22
Furniture and fixtures	20	20
	1,348	946
Less accumulated depreciation and amortization	(549)	(328)
	$799	$618

Depreciation expense for the years ended February 28, 2026 and 2025 was $221 and $137, respectively.

NOTE 6 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable consisted of the following:

	February 28, 2026	February 28, 2025
(amounts in thousands)
(a) Convertible notes payable 1 – past due	$1,403	$1,403
(b) Convertible notes payable 2 – past due	90	110
Net	$1,493	$1,513

(a)	In Fiscal 2013 and 2014, the Company issued nine convertible notes payable in the aggregate of $4,000. The notes are unsecured, bear interest at 5% per annum, and are convertible into shares of common stock at a conversion price of $1.40 per share, as adjusted. The notes were originally due in 2014 to 2017 and were all amended in 2017 to change the maturity to April 8, 2022. As of February 28, 2026 and 2025, the outstanding balance of the convertible notes payable amounted to $1,403 and are past due.

(b)	In Fiscal 2024 the Company issued convertible notes payable to unrelated individuals and entities totaling $110 in exchange for cash. The notes are unsecured, bear interest at rate of 10% per annum, and matured in March 2024. The notes payable are convertible into shares of common stock at a conversion price of $0.20 per share. As of February 28, 2026 and 2025, the outstanding balance of the convertible notes payable amounted to $90 and $110, respectively, and are past due.

At February 28, 2026, the total outstanding convertible notes payable of $1,493 and accrued interest of $586 are convertible into 1,934,768 shares of common stock at conversion rates ranging from $0.20 to $1.40 per share.

NOTE 7 – CONVERTIBLE NOTE PAYABLE-RELATED PARTY

Convertible note payable – related party consisted of the following:

	February 28 2026	February 28, 2025
(amounts in thousands)
(a) Convertible note payable to former director – past due	$3,000	$3,000
(b) Convertible note payable to director – past due	20	20
(c) Convertible note payable – Kopple	9,259	9,259
Total	$12,279	$12,279

(a)	Convertible note payable-former Director

On January 24, 2017, the Company entered into a debt refinancing agreement with a former director and current shareholder of the Company. As part of the agreement, the Company issued a $3,000 convertible note. The convertible note is unsecured, bears interest at 5% per annum, and was due January 24, 2022. The convertible note is convertible into shares of common stock at a conversion price of $1.40 per share, as adjusted. As of February 28, 2026 and 2025, the outstanding balance of the convertible note amounted to $3,000 and is past due.

(b)	Convertible note payable-Director

On October 4, 2023, the Company issued a convertible note payable of $20 in exchange for cash to a member of the Company’s Board of Directors. The convertible note is unsecured, bears interest at a rate of 10% per annum, and matures in March 2024. The convertible note payable is convertible to common stock at a conversion price of $0.20 per share. As of February 28, 2026 and 2025, the outstanding balance of the convertible note amounted to $20 and is past due.

(c)

Convertible note payable-Kopple

The convertible note payable to Robert Kopple and associated entities (collectively “Kopple”), as amended in March 2024, is secured by tangible and intangible assets of the Company, bears interest at a rate of 10% per annum (15% on default), and matures in June 2029. During the year ended February 28, 2025, the Company accounted for the amended terms of the Kopple note payable as a debt extinguishment and recorded a loss on debt extinguishment of $19,324. As of February 28, 2026 and 2025, the outstanding balance of the convertible note payable was $9,259. Robert Kopple is the former Vice-Chairman of the Company’s Board of Directors and is a current shareholder in the Company.

The convertible note (i) requires $2,000 due December 2024 (extended to December 2025); (ii) added a fee of $15 monthly until the Company makes a principal payment of $2,000; (iii) effective August 30, 2024, the Company granted Kopple a 36 month right (but not an obligation) to convert the note payable into equity of the Company at a conversion price equal to the lower of $1 per share or 50% of the 10 day volume weighted average price per share of the Company’s common stock; (iv) during Fiscal 2025, requires the Company to pay 20% of all collected revenues within 10 days of the end of each fiscal quarter; (v) requires the Company to pay Kopple 20% of any amount raised in new capital in the form of equity, debt or convertible debt above $3,500; (vi) reduces the exercise price of the warrants granted to Kopple in March 2022 from $0.85 per share to $0.50 per share; and (vii) extends the warrant expiration date of the warrants granted to Kopple from March 8, 2029, to March 31, 2031.

During the year ended February 28, 2026, the $2,000 installment payment originally due in December 2024, was extended through December 31, 2025. In exchange for the extension, fees totaling $325 were incurred and recorded as interest expense. The Company is currently in negotiations with the noteholder regarding another installment payment extension to September 30, 2026.

Other

At February 28, 2025, Kopple alleged that the Company failed to comply with certain non-monetary terms, including failing to hold a shareholders’ meeting by August 1, 2024, or otherwise secure additional shares needed to allow the exercise of Kopple’s conversion rights, and failure to pay 20% of all collected revenues within 10 days of the end of each fiscal quarter in Fiscal 2025. In addressing the alleged violation of the terms, the Company has provided for interest using default rate of 15% per annum and reported the entire convertible note payable as current.

The Company disputes Kopple’s alleged failures to perform the non-monetary terms and is currently in discussion with Kopple to resolve this matter.

The Company is also subject to certain affirmative and negative covenants, such as periodic submission of financial statements to Kopple and restrictions on future financing and investment activities, as defined in the agreement, including a covenant not to create any indebtedness that is senior in right of payment to the Kopple debt. Management believes such covenants are normal for this type of transaction and that meeting them will not affect the Company's operations.

At February 28, 2026, the total outstanding convertible notes payable-related party of $12,279 and accrued interest of $3,931 are potentially convertible into 174,520,697 shares of common stock at conversion price of $0.069 per share.

NOTE 8 – NOTES PAYABLE

Notes payable consisted of the following:

(amounts in thousands)	February 28, 2026	February 28, 2025
Secured notes payable
(a) Note payable-EID loan	$150	$150
(b) Notes payable-vehicle	32	46
(c) Note payable - software license	344	208
(d) Notes payable – machinery and other equipment	563	238

Unsecured notes payable
(e) Note payable-other	10	10
Total	$1,099	$652
Current	(365)	(212)
Non-current	$734	$440

(a) Note payable-EID loan

During Fiscal 2021, the Company received a $150 loan under the United States Small Business Administration (“SBA”) Economic Injury Disaster Loan (“EID Loan”) program. The loan is due July 1, 2050, interest accrues at 3.75% per annum and is secured by the assets of the Company.

(b) Notes payable-vehicle and equipment

During Fiscal 2022, the Company issued a note payable to purchase a vehicle for $78. The note is secured by the vehicle purchased. The note with original principal of $78 is due January 20, 2027, and requires 72 equal monthly payments of approximately $1.5, including interest at 10.9% interest per annum.

(c) Note payable-software license

During Fiscal 2024, the Company obtained a loan of $155 from a financing institution to finance the use of a third-party software license by the Company. The note payable is secured by tangible and intangible assets of the Company, bears interest at an average rate of 8% per annum and will mature in September 2026. As of February 28, 2026, the outstanding balance of the note payable amounted to $64.

During Fiscal 2025, the Company obtained a loan of $168 from a financing institution to finance the use of a third-party software license by the Company. The note payable is secured by tangible and intangible assets of the Company, bears interest at an average rate of 14.41% per annum and matured and was paid in full in November 2025.

During Fiscal 2026, the Company obtained a loan of $280 from a financing institution to finance the use of a third-party software license by the Company. The note payable is secured by tangible and intangible assets of the Company, bears interest at an average rate of 13.70% per annum and will mature in October 2026. As of February 28, 2026, the outstanding balance of the note payable amounted to $280, of which, $233 is past due. The Company is currently in discussion with the note holder to resolve this matter.

The aggregate total of the note payable-software licenses as of February 28, 2026, amounted to $344.

(d) Notes payable – machinery and other equipment

During Fiscal 2025, the Company obtained a loan of $274 from a financing institution to finance the purchase of a production machine. The note payable is secured by the production machine and will mature in April 2029. As of February 28, 2026, the outstanding balance of the note payable amounted to $189.

During Fiscal 2026, the Company obtained a loan of $390 from a financing institution to finance the purchase of a production machine. The note payable is secured by the production machine and will mature in August 2032. As of February 28, 2026, the outstanding balance of the note payable amounted to $374.

The aggregate total of the note payable-machinery and other equipment as of February 28, 2026, amounted to $563.

(e) Note payable-other

As of February 28, 2026 and 2025, the Company has one note payable due to an individual issued in September 2015 that is payable on demand with an interest rate of 10% per annum.

NOTE 9 – NOTES PAYABLE-RELATED PARTIES

Notes payable-related parties consisted of the following:

(amounts in thousands)	February 28, 2026	February 28, 2025
Note payable-Jiangsu Shengfeng – past due	$733	$733

On November 20, 2019, the Company owned 49% of a Chinese joint venture named Jiangsu Shengfeng. The Joint venture advanced $700 to Aura in prior years for products that the Company failed to deliver to the joint venture. The Company reached a preliminary agreement with the joint venture regarding the return of $700 that had been advanced to the Company in prior years, provided the joint venture remains as an operating company. As a result, in November 2019, the Company issued a non-interest-bearing promissory note for $700 to the joint venture, payable over an 11-month period beginning on March 15, 2020, and ending on February 15, 2021. The joint venture ceased operations in 2020 due to COVID-19 and has not resumed operations. In early fiscal 2024, the joint venture was dissolved and liquidated without filing any demands or claims for payments. As of February 28, 2026 and 2025, the outstanding balance of this note payable amounted to $733.

NOTE 10 – ACCRUED INTEREST

Accrued interest consisted of the following:

	February 28, 2026	February 28, 2025
(amounts in thousands)
Convertible notes payable (past due) (see Note 6)	$585	$509
Convertible notes payable - related party – Kopple (see Note 7)	2,763	1,329
Convertible notes payable - related party – Others (see Note 7)	1,168	1,016
Notes payable (see Note 8)	12	21
Total	$4,528	$2,875

NOTE 11 – LEASES

In February 2021, the Company consolidated its administrative and production operations, including warehousing, into an approximately 18,000-square-foot facility in Lake Forest, California. The Lake Forest facility lease is for 66 months, effective February 2021 through August 31, 2026. The initial monthly base rental rate was approximately $22 per month and will escalate by 3% each year to approximately $26 per month in 2026. The lease liability was determined by discounting future lease payments under the lease terms at a 10% per annum discount rate.

In April 2024, the Company entered into a 60-month financing lease for a forklift with a cost of $47. The lease has an interest rate of 8%, including a bargain purchase option to acquire the forklift at the end of the lease term for a payment of one dollar.

Operating lease right-of-use (“ROU”) assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. ROU assets represent our right to use an underlying asset for the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Generally, the implicit rate of interest in arrangements is not readily determinable, and the Company utilizes its incremental borrowing rate in determining the present value of lease payments. The operating lease ROU asset includes any lease payments made and excludes lease incentives.

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

	Year ended February 28, 2026	Year ended February 28, 2025
(amounts in thousands)
Lease Cost
Operating lease cost (included in general and administration in the Company’s statement of operations)	$261	$352

Other Information
Cash paid for amounts included in the measurement of lease liabilities for the years ended February 28, 2026 and 2025, respectively	$280	$285
Weighted average remaining lease term – operating leases (in years)	0.7	1.7
Average discount rate – operating leases	10.0%	10.0%

The supplemental balance sheet information related to leases for the period is as follows:

At February 28, 2026
Operating leases
Long-term right-of-use assets	$156

Short-term operating lease liabilities	$160
Long-term operating lease liabilities	21
Total operating lease liabilities	$181

Maturities of the Company’s lease liability is as follows:

Year Ending February 28:	Operating Lease
2027	$166
2028	11
2029	11
2030	1
2031	-
Total lease payments	189
Less: Imputed interest/present value discount	(8)
Present value of lease liabilities	$181

In June 2026, the Company amended its facility lease agreement to extend the lease term to August 2028 and revise the monthly lease payments. The amendment will be accounted for as a lease modification in June 2026, including remeasurement of the lease liability and corresponding right-of-use asset using the discount rate in effect on the modification date.

NOTE 12 – DERIVATIVE LIABILITY

In March 2024, pursuant to the amendment of the Kopple note payable (see Note 7), the Company granted Kopple the right to convert the amended note payable into equity of the Company at a conversion price equal to the lower of one dollar per share or 50% of the 10-day volume-weighted average price per share of the Company’s common stock. The Company analyzed the conversion option for derivative accounting consideration under ASC 815, Derivatives and Hedging. As a result, the Company determined that the conversion option was not considered indexed to the Company’s own stock and should be classified as a derivative liability since it does not have an explicit limit to the number of shares to be delivered upon settlement of the conversion option. The derivative liability is remeasured to fair value at each reporting period, and the change in the fair value is recognized in earnings in the accompanying statements of operations. The Company estimated the fair value of the conversion option derivative liability using a Black-Scholes option pricing model. The fair value of the derivative liability at February 28, 2026 and 2025 was $22,844 and $17,565, respectively.

The following tables summarize the derivative liability:

(amounts in thousands, except share and per share data)	February 28, 2026	February 28, 2025
Stock price	$0.16	$0.34
Risk free interest rate	3.46%	4.01%
Expected volatility	170%	173%
Expected life in years	1.51	4.33
Expected dividend yield	0%	0%
Number of common stock issuable	174,520,697	54,128,933
Fair value of derivative liability	$22,844	$17,565

NOTE 13 – STOCKHOLDERS’ DEFICIT

Common Stock

On February 28, 2026 and 2025, the Company had 150,000,000 shares of $0.0001 par value common stock authorized for issuance.

During the year ended February 28, 2026, the Company issued 22,830,396 shares of common stock for approximately $3,648 in cash.

During the year ended February 28, 2026, the Company issued 275,000 shares of common stock for services with a fair value of $72.

During the year ended February 28, 2025, the Company issued 13,501,563 shares of common stock for approximately $3,453 in cash. As part of the offering, the Company also granted certain investors warrants to purchase 3,000,000 shares of common stock. The warrants are fully vested, exercisable at $1.00 per share, and will expire in 3 years.

On February 28, 2026, there were insufficient authorized and unissued shares for the Company to satisfy all of its commitments to deliver shares. The Company’s sequencing policy resulted in the allocation of authorized and unissued shares in the following order at February 28, 2026 (i) Warrants, and (ii) Convertible Notes Payable and Convertible Notes Payable-Related Party. The sequence is based upon reclassifying securities with the earliest maturity date first. This sequencing and the lack of sufficient authorized shares resulted in the Company recording the conversion option of the convertible note payable-Kopple as a derivative liability (see Note 12).

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

	Number of Shares	Exercise Price	Weighted Average Intrinsic Value
(amounts in thousands, except share and per share data)
Total options, February 29, 2024	4,250,000	$0.37	$-
Granted	4,000,000	0.50	-
Exercised	-	-	-
Expired	-	-	-
Total options, February 28, 2025	8,250,000	$0.43	$-
Granted	-	-	-
Exercised	-	-	-
Expired	(4,250,000)	-	-
Total options, February 28, 2026	4,000,000	$0.50	$-
Exercisable, February 28, 2026	4,000,000	$0.50	$-

During the year ended February 28, 2026, no stock options were granted. During the year ended February 28, 2025, the Company’s Board of Directors approved options exercisable into 4,000,000 shares to be issued pursuant to the Company’s 2011 Plan. 3,000,000 options were issued to Board members, and 1,000,000 options were issued to an employee, with immediate vesting.

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

There was no intrinsic value as of February 28, 2026, as the exercise prices of these options were greater than the market price of the Company’s stock. The exercise prices and information related to options under the 2011 Plan outstanding on February 28, 2026, are as follows:

Range of Exercise Price	Stock Options Outstanding	Stock Options Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price of Options Outstanding	Weighted Average Exercise Price of Options Exercisable
$0.50	4,000,000	4,000,000	8.26	$0.50	$0.50

Warrants

	Number of Warrants	Exercise Price
Outstanding, February 29, 2024	3,521,664	$0.83
Granted	3,000,000	1.00
Exercised	-	-
Expired	(10,000)	1.40
Outstanding, February 28, 2025	6,511,664	$0.73
Granted	-	-
Exercised	-	-
Expired	(60,000)	0.50
Outstanding, February 28, 2026	6,451,664	$0.73

There was no intrinsic value as of February 28, 2026, as the exercise prices of these warrants were greater than the market price of the Company’s stock. The exercise prices and information related to the warrants as of February 28, 2026, are as follows:

Range of Exercise Price	Stock Warrants Outstanding	Stock Warrants Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price of Warrants Outstanding	Weighted Average Exercise Price of Warrants Exercisable
$0.50	3,451,664	3,451,664	4.97	$0.50	0.50
$1.00	3,000,000	3,000,000	1.19	$1.00	$1.00

NOTE 14 – INCOME TAXES

For the years ended February 28, 2026 and 2025, the Company had no income tax expense due to recurring net loss.

For the years ended February 28, 2026 and 2025, a reconciliation of the effective income tax rate to the U.S. statutory rate is as follows:

	Year ended February 28, 2026	Year ended February 28, 2025
Federal tax benefit at statutory rate	21%	21%
State tax benefit, net of federal benefit	7%	7%
Change in valuation allowance	(28)%	(28)%
Total	0%	0%

As of February 28, 2026 and 2025, the following table summarizes our deferred tax asset:

	February 28, 2026	February 28, 2025
(amounts in thousands)
Deferred tax asset
Net operating loss carryforwards	$42,609	$41,780
Gross deferred tax assets	42,609	41,780
Valuation allowance	(42,609)	(41,780)
Net deferred tax asset (liability)	$-	$-

The provisions of ASC Topic 740, Accounting for Income Taxes, require an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. For the years ended February 28, 2026 and 2025, based on all available objective evidence, including the existence of cumulative losses, the Company determined that it was more likely than not that the net deferred tax assets were not fully realizable. Accordingly, the Company established a full valuation allowance against its net deferred tax assets. The Company intends to maintain a full valuation allowance on net deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance. During the years ended February 28, 2026,and 2025, the valuation allowance increased by $1.5 million and $2.4 million, respectively.

At February 28, 2026, the Company had available Federal and state net operating loss carryforwards (“NOLs) to reduce future taxable income. For Federal purposes the amounts available were approximately $154.5 million and for state purposes the amounts available were approximately $102.5 million. The Federal carryforwards expire on various dates through 2045, and the state carryforwards expire on various dates through 2045. Due to restrictions imposed by Internal Revenue Code Section 382 regarding substantial changes in ownership of companies with loss carryforwards, the utilization of the Company’s NOL may be limited as a result of changes in stock ownership.

The Company’s operations are based in California, and it is subject to Federal and California state income tax. Tax years after 2017 are open to examination by United States and state tax authorities.

The Company follows the guidance of ASC 740, which requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any tax benefit can be recorded in the financial statements. ASC 740 also provides guidance on the recognition, measurement, classification and interest and penalties related to uncertain tax positions. As of February 28, 2026 and 2025, no liability for unrecognized tax benefits was required to be recorded or disclosed.

Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of February 28, 2026 and 2025, we have no accrued interest and penalties related to uncertain tax positions.

We are subject to taxation in the U.S. and California. Our tax years for 2015 and forward are subject to examination by our tax authorities. We are not currently under examination by any tax authority.

NOTE 15 – RELATED PARTY TRANSACTIONS

As of February 28, 2026 and 2025, BetterSea LLC (“BetterSea”) was a 7.1% and 7.1% shareholder in the Company, respectively. For the years ended February 28, 2026 and 2025, the Company incurred total fees to BetterSea of $155 and $161, respectively, for consulting services. As of February 28, 2026 and 2025, a total of approximately $297 and $225, respectively, was due to BetterSea and included in accounts payable and accrued expenses.

As of February 28, 2026 and 2025, accrued expenses include accrued payroll due to officers of $368 and $272, respectively.

NOTE 16 – CONTINGENCIES

The Company is subject to legal proceedings and claims arising in the ordinary course of business. Our management evaluates our exposure to these claims and proceedings individually and in the aggregate and assesses potential losses from such litigation if the amount of the loss is estimable and the loss is probable. However, the outcome of legal proceedings and claims brought against the Company is subject to significant uncertainty. Although management considers the likelihood of such an outcome to be remote, if one or more of these legal matters were resolved against the Company for amounts in excess of management’s expectations, the Company’s financial statements for that reporting period could be materially adversely affected.

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

	Year Ended February 28, 2026	Year Ended February 28, 2025

Net sales	$278	$50
Cost of sales	25	29
Gross profit	253	21

Less:
Employee compensation and benefits	1,895	987
Stock-based compensation expense	72	1,601
Consulting and outside provider costs	425	288
Property lease and utility costs	482	509
Depreciation expense	221	154
Program software and licensing expense	309	233
Other operating expenses	324	1,063
Total operating expenses	3,728	4,835
Loss from operations	$(3,475)	$(4,814)

NOTE 18 – SUBSEQUENT EVENTS

Subsequent to February 28, 2026, the Company issued and sold 6,565,682 shares of its common stock for aggregate cash proceeds of approximately $788. In addition, aggregate proceeds of $574 were received for 4,816,135 shares of common stock to be issued. Accordingly, the shares have not been issued, and the proceeds will be classified as a liability pending the Company obtaining the necessary stockholders' and regulatory approvals to increase its authorized shares or otherwise resolving the matter.