Form 10-Q
period 2026-05-31
AURA SYSTEMS INC
filed 2026-09-22
CIK 826253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding August 31, 2026
Common Stock, par value $0.0001 per share	149,401,844

AURA SYSTEMS, INC.

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AURA SYSTEMS, INC.

CONDENSED BALANCE SHEETS

(Amounts in thousands, except share data)

	May 31, 2026	February 28, 2026
	(Unaudited)

Assets
Current assets
Cash and cash equivalents	$27	$11
Inventories	5	5
Prepaid and other current assets	161	232
Total current assets	193	248

Property and equipment, net	744	799
Operating lease right-of-use asset	86	156
Security deposit	160	160
Total assets	$1,183	$1,363

Liabilities and Shareholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$2,605	$2,555
Accrued interest	4,954	4,528
Customer advances	474	457
Convertible notes payable, current portion - past due	1,493	1,493
Convertible note payable-related party, including $3,020 and $3,020, respectively - past due	12,279	12,279
Notes payable, current portion	349	365
Notes payable-related party, including $733 and $733, respectively - past due	733	733
Operating lease liabilities, current portion	86	160
Derivative liability	31,023	22,844
Total current liabilities	53,996	45,414

Notes payable, net of current portion	734	734
Operating lease liabilities, net of current portion	19	21
Total liabilities	54,749	46,169

Commitments and contingencies

Shareholders’ deficit
Common stock: $0.0001 par value; 150,000,000 shares authorized; 148,261,844 and 141,401,844 issued and outstanding at May 31, 2026 and February 28, 2026, respectively.	15	14
Additional paid-in capital	465,888	466,241
Accumulated deficit	(519,469)	(511,061)
Total shareholders’ deficit	(53,566)	(44,806)
Total liabilities and shareholders’ deficit	$1,183	$1,363

See accompanying notes to these financial statements.

AURA SYSTEMS, INC.

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

(Amounts in thousands, except share and per share data)

	Three Months Ended May 31,
	2026	2025

Net revenue	$2	$185
Cost of goods sold	-	25
Gross profit	2	160
Operating expenses:
Engineering, research and development	386	353
Selling, general and administration	468	484
Total operating expenses	854	837
Loss from operations	(852)	(677)
Other income (expense):
Interest expense, net (including $385 and $385 to related parties, respectively)	(480)	(594)
Loss on reclassification of equity-classified instruments to derivative liability	(48)	-
Change in fair value of derivative liability	(7,028)	(1,570)
Net loss	$(8,408)	$(2,841)

Basic and diluted loss per share	$(0.06)	$(0.02)
Basic and diluted weighted-average shares outstanding	144,831,844	119,994,325

See accompanying notes to these financial statements.

AURA SYSTEMS, INC.

CONDENSED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(Unaudited)

(Amounts in thousands, except share data)

	Three Months Ended May 31, 2026
	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Deficit
Balance, February 28, 2026	141,401,844	$14	$466,241	$(511,061)	$(44,806)
Reclassification of equity-classified instruments to derivative liability			(1,103)	-	(1,103)
Common shares issued for cash	6,860,000	1	750	-	751
Net loss	-	-	-	(8,408)	(8,408)
Balance, May 31, 2026 (unaudited)	148,261,844	$15	$465,888	$(519,469)	$(53,566)

	Three Months Ended May 31, 2025
	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Deficit
Balance, February 28, 2025	118,296,448	$12	$462,523	$(500,128)	$(37,593)
Common shares issued for cash	3,415,152	-	848	-	848
Net loss	-	-	-	(2,841)	(2,841)
Balance, May 31, 2025 (unaudited)	121,711,600	$12	$463,371	$(502,969)	$(39,586)

See accompanying notes to these unaudited financial statements.

AURA SYSTEMS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands, except share data)

	Three Months Ended May 31,
	2026	2025

Net loss	$(8,408)	$(2,841)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation and amortization	55	44
Loss on reclassification of equity-classified instruments to derivative liability	48	-
Change in fair value of derivative liability	7,028	1,570
Changes in operating assets and liabilities:
Inventory	-	33
Prepaid and other current assets	71	47
Operating lease right-of-use asset	70	63
Accounts payable and accrued expenses	50	(32)
Accrued interest	426	437
Customer advances	17	-
Operating lease liability	(76)	(67)
Cash used in operating activities	(719)	(746)

Cash flows from financing activities:
Proceeds from issuance of common stock	751	848
Principal payments of convertible notes payable	-	(20)
Principal payments of notes payable	(16)	(84)
Cash provided by financing activities	735	744

Net increase (decrease) in cash and cash equivalents	16	(2)
Cash and cash equivalents-beginning of period	11	23
Cash and cash equivalents-end of period	$27	$21
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$15	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Reclassification of equity-classified instruments to derivative liability	$1,151	$-

See accompanying notes to these unaudited financial statements.

AURA SYSTEMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

THREE MONTHS ENDED MAY 31, 2026 AND 2025
(Unaudited)

(Amounts in thousands, except share and per share amounts)

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Aura Systems, Inc. (“Aura”, “We” or the “Company”), a Delaware corporation, is engaged in the development, commercialization, and sale of products, systems, and components, using its patented and proprietary electromagnetic technology. Aura develops and sells AuraGen® axial flux mobile induction power systems to the industrial, commercial, and defense mobile power generation markets.

Basis of Presentation

The accompanying unaudited condensed financial statements as of and for the three months ended May 31, 2026 and 2025, have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed financial statements reflect all adjustments of a normal recurring nature that are necessary for a fair presentation of the results for the periods presented. The Condensed Balance Sheet information as of February 28, 2026, was derived from the Company’s audited Financial Statements as of February 28, 2026, included in the Company’s Annual Report on Form 10-K filed with the SEC on September 10, 2026. These financial statements should be read in conjunction with that report. The results of operations for the period ended May 31, 2026, may not necessarily be indicative of the results of the full fiscal year ending February 28, 2027.

The Company’s fiscal year ends on the last calendar day of February. Accordingly, the current fiscal year will end on February 28, 2027, and is referred to as “Fiscal 2027”. Our prior fiscal years ended February 28, 2026, February 28, 2025, and February 29, 2024, and are referred to as “Fiscal 2026”, “Fiscal 2025,” and “Fiscal 2024”, respectively.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has not yet generated sufficient revenues to fund operations, has experienced recurring operating losses, and relies on debt and equity offerings to generate working capital.

During the three-month period ended May 31, 2026, the Company recognized a net loss of $8,408 and used $719 in cash for operating activities. As of May 31, 2026, the Company also had a shareholders’ deficit of $53,566 and notes payable totaling $5,446 were past due. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s February 28, 2026 financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company cannot continue as a going concern.

If the Company is unable to generate profits and obtain financing for its working capital requirements, it may have to further curtail its business or cease operations altogether. Substantial additional capital resources will be required to fund continuing expenditures related to our research, development, manufacturing and business development activities. The Company’s continuation as a going concern depends on its ability to generate sufficient cash flow to meet its obligations on a timely basis, retain its current financing, obtain additional financing, and ultimately attain profitability.

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

Concentration of Credit and Other Risks

Financial instruments that may subject the Company to concentration of credit risk include cash and accounts receivable. The Company deposits cash with a limited number of financial institutions. Balances held at any one financial institution may at times exceed Federal Deposit Insurance Corporation insurance limits of up to $250. We have not experienced any losses in such accounts and believe we are not exposed to any significant risk on cash and cash equivalents.

During the three months ended May 31, 2026, one customer accounted for 90% and one customer accounted for 10% of revenues. During the three months ended May 31, 2025, one customer accounted for 90% and one customer accounted for 10% of revenues. No other customer accounted for more than 10% of revenues.

As of May 31, 2026, four vendors accounted for 34%, 14%, 13%, and 11% of accounts payable. As of February 28, 2026, five vendors accounted for 34%, 13%, 11%, 10%, and 10% of accounts payable.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers.

Our primary source of revenue is manufacturing and delivering axial flux induction motors and generator sets used primarily in mobile power applications. Our principal sales channels are domestic end users and international distributors and agents. In accordance with ASC 606, the Company recognizes revenue, net of discounts, for our generator sets at the time of product delivery and acceptance by the customer (i.e., point-in-time), which also corresponds to the passage of legal title to the customer and the satisfaction of our performance obligation to the customer.

Share-Based Compensation

The Company periodically issues stock options, warrants, and shares of common stock to employees and non-employees in non-capital raising transactions for services and financing costs. The Company measures share-based compensation cost at the grant date, based on the estimated fair value of the award, and recognizes it as expense over the requisite service period. The Company recognizes compensation expense for non-employees in the same period and manner as if it had paid cash for the services.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine whether they are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments accounted for as liabilities, the Company initially records the instrument at fair value and then remeasures it at each reporting date, with changes in fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

The Company uses Level 3 inputs for its valuation methodology for the derivative liabilities as their fair values were determined by using a Black-Scholes pricing model. The Company’s derivative liabilities are adjusted to reflect fair value at each reporting date, with any increase or decrease in the fair value being recorded in the statement of operations.

To determine the number of authorized but unissued shares available to satisfy outstanding convertible securities, the Company uses a sequencing method to prioritize its convertible securities as prescribed by ASC 815-40-35. At each reporting date, the Company reviews its convertible securities to determine whether their classification is appropriate.

Fair Value of Financial Instruments

The Company determines the fair values of its financial instruments based on a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The classification of a financial asset or liability within the hierarchy is based on the lowest-level input that is significant to the fair value measurement. Under ASC 820, Fair Value Measurement and Disclosures, the fair value hierarchy prioritizes the inputs into three levels that may be used to measure fair value:

●	Level 1 – Quoted prices (unadjusted) for identical assets and liabilities in active markets;

●	Level 2 – Inputs other than quoted prices in active markets for identical assets and liabilities that are observable either directly or indirectly; and

●	Level 3 – Unobservable inputs.

The recorded amounts of inventory, other current assets, accounts payable, and accrued expenses approximate fair value because of their short-term nature. The carrying amounts of notes payable and convertible notes payable approximate their respective fair values because of their current interest rates payable in relation to current market conditions.

The following table sets forth by level, within the fair value hierarchy, the Company’s assets and liabilities at fair value as of May 31, 2026 and February 28, 2026:

	May 31, 2026
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liability – convertible note conversion option	$-	$-	$31,023	$31,023
Total	$-	$-	$31,023	$31,023

	February 28, 2026
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liability – convertible note conversion option	$-	$-	$22,844	$22,844
Total	$-	$-	$22,844	$22,844

The Company estimated the fair value of the derivative liability using the Black-Scholes Model.

The following table provides a roll-forward of the derivative liability measured at fair value on a recurring basis using unobservable level 3 inputs for the period ended May 31, 2026, as follows:

Fair Value of Derivative Liability
February 28, 2026	$22,844
Reclassification of equity-classified instruments to derivative liability	1,151
Change in fair value of derivative liability	7,028
May 31, 2026	$31,023

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

For the three months ended May 31, 2026 and 2025, the calculations of basic and diluted loss per share are the same because potentially dilutive securities would have had an anti-dilutive effect. The potentially dilutive securities consisted of the following:

	May 31, 2026	May 31, 2025
Warrants	6,451,664	6,451,664
Options	4,000,000	7,000,000
Convertible notes	219,003,782	98,588,399
Total	229,455,446	112,040,063

Recent Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses which includes amendments that require disclosure in the notes to financial statements of specified information about certain costs and expenses, including purchases of inventory; employee compensation; and depreciation, amortization and depletion expenses for each caption on the income statement where such expenses are included. The amendments are effective for the Company’s annual periods beginning January 1, 2027, with early adoption permitted, and should be applied either prospectively or retrospectively. The Company is evaluating this ASU to determine its impact on the Company’s disclosures.

Other recent accounting pronouncements issued by the FASB, its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission have not had and are not expected by management to have a material impact on the Company’s present or future financial statements.

NOTE 2 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable consisted of the following:

	May 31, 2026	February 28, 2026
(a) Convertible notes payable 1 – past due	$1,403	$1,403
(b) Convertible notes payable 2 – past due	90	90
Total	$1,493	$1,493

(a)	In Fiscal 2013 and 2014, the Company issued nine convertible notes payable in the aggregate of $4,000. The notes are unsecured, bear interest at 5% per annum, and are convertible into shares of common stock at a conversion price of $1.40 per share, as adjusted. The notes were originally due in 2014 to 2017 and were amended in 2017 to extend maturity to April 8, 2022. As of May 31, 2026 and February 28, 2026, the outstanding balance of the convertible notes payable amounted to $1,403 and is past due.

(b)	In Fiscal 2024, the Company issued convertible notes payable to unrelated individuals and entities totaling $110 in exchange for cash. The notes are unsecured, bear interest at a rate of 10% per annum, and matured in March 2024. The notes payable are convertible into shares of common stock at a conversion price of $0.20 per share. As of May 31, 2026, and February 28, 2026, the outstanding balance of the convertible notes payable amounted to $90 and is past due.

At May 31, 2026, the total outstanding convertible notes payable of $1,493 and accrued interest of $602 are convertible into 1,982,321 shares of common stock at conversion rates ranging from $0.20 to $1.40 per share.

NOTE 3 – CONVERTIBLE NOTE PAYABLE-RELATED PARTY

Convertible note payable – related party consisted of the following:

	May 31, 2026	February 28, 2026
(a) Convertible note payable to former director – past due	$3,000	$3,000
(b) Convertible note payable to director – past due	20	20
(c) Convertible note payable – Kopple	9,259	9,259
Total	$12,279	$12,279

(a)	Convertible note payable-former Director

On January 24, 2017, the Company entered into a debt refinancing agreement with a former director and current shareholder. Under the agreement, the Company issued a $3,000 convertible note. The convertible note is unsecured, bears interest at 5% per annum, and was due January 24, 2022. The convertible note is convertible into shares of common stock at a conversion price of $1.40 per share, as adjusted. As of May 31, 2026 and February 28, 2026, the outstanding balance of the convertible note amounted to $3,000 and is past due.

(b)	Convertible note payable-Director

On October 4, 2023, the Company issued a convertible note payable of $20 in exchange for cash to a member of the Company’s Board of Directors. The convertible note is unsecured, bears interest at a rate of 10% per annum, and matured in March 2024. The convertible note payable is convertible to common stock at a conversion price of $0.20 per share. As of May 31, 2026 and February 28, 2026, the outstanding balance of the convertible note amounted to $20 and is past due.

(c)	Convertible note payable-Kopple

The convertible note payable to Robert Kopple and associated entities (collectively “Kopple”), as amended in March 2024, is secured by tangible and intangible assets of the Company, bears interest at a rate of 10% per annum (15% on default), and matures in June 2029. During fiscal 2025, the Company accounted for the amended terms of the Kopple note payable as a debt extinguishment. As of May 31, 2026 and February 28, 2026, the outstanding balance of the convertible note payable was $9,259. Robert Kopple is the former Vice-Chairman of the Company’s Board of Directors and is a current shareholder in the Company.

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

During the year ended February 28, 2026, the $2,000 installment payment originally due in December 2024 was extended through December 31, 2025. In exchange for the extension, the Company incurred fees totaling $325, recorded as interest expense. The Company is currently negotiating with the noteholder for another installment payment extension to September 30, 2026.

At February 28, 2025, Kopple alleged that the Company failed to comply with certain non-monetary terms, including failing to hold a shareholders’ meeting by August 1, 2024, or otherwise secure additional shares needed to allow the exercise of Kopple’s conversion rights, and failure to pay 20% of all collected revenues within 10 days of the end of each fiscal quarter in Fiscal 2025. In addressing the alleged violation of the terms, the Company has provided for interest using a default rate of 15% per annum and reported the entire convertible note payable as current.

The Company disputes Kopple’s alleged failures to perform the non-monetary terms and is currently in discussion with Kopple to resolve this matter.

The Company is also subject to certain affirmative and negative covenants, such as periodic submission of financial statements to Kopple and restrictions on future financing and investment activities, as defined in the agreement, including a covenant not to create any indebtedness that is senior in right of payment to the Kopple debt. Management believes such covenants are normal for this type of transaction and that meeting them will not affect the Company’s operations.

As of May 31, 2026, the total outstanding convertible notes payable-related party of $12,279 and accrued interest of $4,310 are potentially convertible into 217,021,460 shares of common stock at a conversion price at an average price of $0.076 per share.

NOTE 4 – NOTES PAYABLE

Notes payable consisted of the following:

	May 31, 2026	February 28, 2026
Secured notes payable
(a) Note payable – EID loan	$150	$150
(b) Notes payable – vehicle	28	32
(c) Note payable – software license	344	344
(d) Notes payable – machinery and other equipment	551	563

Unsecured notes payable
(e) Note payable – other	10	10
Total	$1,083	$1,099
Current	(349)	(365)
Non-current	$734	$734

(a) Note payable – EID loan

During Fiscal 2021, the Company received a $150 loan under the United States Small Business Administration Economic Injury Disaster Loan (“EID Loan”) program. The loan is due July 1, 2050, accrues interest at 3.75% per annum, and is secured by the Company’s assets. As of May 31, 2026 and February 28, 2026, the outstanding balance of the EID Loan amounted to $150.

(b) Notes payable – vehicle

During Fiscal 2022, the Company issued a note payable to purchase a vehicle for $78. The note is secured by the vehicle purchased. The note, with an original principal of $78, is due January 20, 2027, and requires 72 equal monthly payments of approximately $1.5, including interest at 10.9% per annum. As of May 31, 2026 and February 28, 2026, the outstanding balance of the note payable amounted to $28 and $32, respectively.

(c) Note payable – software license

During Fiscal 2024, the Company obtained a loan of $155 from a financing institution to finance the use of a third-party software license. The note payable is secured by tangible and intangible assets of the Company, bears interest at an average rate of 8% per annum, and will mature in September 2026. As of May 31, 2026 and February 28, 2026, the outstanding balance of the note payable amounted to $64.

During Fiscal 2026, the Company obtained a loan of $280 from a financing institution to finance the Company’s use of a third-party software license. The note payable is secured by tangible and intangible assets of the Company, bears interest at an average rate of 13.70% per annum, and will mature in October 2026. As of May 31, 2026, the outstanding balance of the note payable amounted to $280, of which $200 is past due. The Company is currently in discussion with the note holder to resolve this matter.

The aggregate total of the note payable-software licenses as of May 31, 2026 and February 28, 2026, amounted to $344.

(d) Notes payable – machinery and other equipment

During Fiscal 2025, the Company obtained a $274 loan from a financing institution to finance the purchase of a production machine. The note payable is secured by the production machine and will mature in April 2029. As of May 31, 2026 and February 28, 2026, the outstanding balance of the note payable amounted to $175 and $197, respectively.

During Fiscal 2026, the Company obtained a $390 loan from a financing institution to finance the purchase of a production machine. The note payable is secured by the production machine and will mature in August 2032. As of May 31, 2026 and February 28, 2026, the outstanding balance of the note payable amounted to $376 and $366, respectively.

The aggregate total of the note payable-machinery and other equipment as of May 31, 2026 and February 28, 2026, amounted to $551 and $563, respectively.

(e) Note payable – other

As of May 31, 2026, and February 28, 2026, the Company has one note payable due to an individual issued in September 2015 that is payable on demand with an interest rate of 10% per annum.

NOTE 5 – NOTES PAYABLE-RELATED PARTIES

Notes payable-related parties consisted of the following:

	May 31, 2026	February 28, 2026
Note payable-Jiangsu Shengfeng – past due	$733	$733

On November 20, 2019, the Company owned 49% of a Chinese joint venture named Jiangsu Shengfeng. The joint venture advanced $700 to Aura in prior years for products that the Company failed to deliver to the joint venture. The Company reached a preliminary agreement with the joint venture to return the $700 advanced in prior years, provided the joint venture remains an operating company. As a result, in November 2019, the Company issued a non-interest-bearing promissory note to the joint venture for $700, payable over an 11-month period beginning on March 15, 2020, and ending on February 15, 2021. The joint venture ceased operations in 2020 due to COVID-19 and has not resumed operations. In early fiscal 2024, the joint venture was dissolved and liquidated without filing any demands or claims for payment. As of May 31, 2026 and February 28, 2026, the outstanding balance of this note payable amounted to $733, all of which is past due.

NOTE 6 – ACCRUED INTEREST

Accrued interest consisted of the following:

	May 31, 2026	February 28, 2026
Convertible notes payable (past due) (see Note 2)	$602	$585
Convertible notes payable - related party – Kopple (see Note 3)	3,104	2,763
Convertible notes payable - related party – Others (see Note 3)	1,206	1,168
Notes payable (see Note 4)	42	12
Total	$4,954	$4,528

NOTE 7 – LEASES

During the three months ended May 31, 2026 and 2025, lease costs totaled $72 and $63, respectively.

As of February 28, 2026, operating lease liabilities totaled $181. During the three months ended May 31, 2026, the Company made aggregate payments of $76 towards its operating lease liability. As of May 31, 2026, operating lease liabilities totaled $105, of which $86 was current.

As of May 31, 2026, the weighted average remaining lease terms for an operating lease are 0.95 years. As of May 31, 2026, the weighted average discount rate on the operating lease is 10.0%.

In June 2026, the Company amended its facility lease agreement to extend the lease term to August 2028 and revise the monthly lease payments. The amendment will be accounted for as a lease modification in June 2026, including remeasurement of the lease liability and corresponding right-of-use asset using the discount rate in effect on the modification date.

 NOTE 8 – DERIVATIVE LIABILITY

In March 2024, pursuant to the amendment of the Kopple note payable (see Note 3), the Company granted Kopple the right to convert the amended note payable into equity of the Company at a conversion price equal to the lower of $1 per share or 50% of the 10-day volume-weighted average price of the Company’s common stock. The Company evaluated this conversion option under ASC 815, Derivatives and Hedging and determined that it is not indexed to the Company's own stock because the number of shares issuable upon conversion has no explicit limit. Accordingly, the conversion feature has been accounted for as a derivative liability, remeasured to fair value each reporting period, with changes in fair value recognized in the statements of operations. This conversion feature was the Company's only derivative liability as of February 28, 2026.

The Company has also issued other convertible notes payable and warrants that provide for the issuance of common stock upon conversion or exercise. As discussed in Note 9, when the number of shares issuable under the Company's outstanding convertible securities and warrants exceeds the number of authorized and unissued shares available, the Company applies a sequencing policy — allocating remaining authorized shares first to warrants, then to convertible notes payable — to determine which instruments are covered. As of February 28, 2026, the Company's remaining authorized and unissued shares, after this allocation, were sufficient to cover all such other convertible notes payable and warrants, which accordingly remained classified in equity.

During the three months ended May 31, 2026, the number of shares potentially issuable under the Company's outstanding convertible notes payable and warrants, together with other outstanding commitments to issue common stock, increased to the point that the Company's remaining authorized and unissued shares were no longer sufficient to cover all of these instruments. As a result, in addition to the Kopple conversion feature, the conversion and exercise features of certain other convertible notes payable and warrants that had previously been classified in equity were reclassified as derivative liabilities as of May 31, 2026. The Company intends to seek stockholder approval to increase its authorized shares of common stock. If additional shares are authorized, the Company will reassess the classification of these instruments at that time.

The Company measures the derivative liability at fair value using a Black-Scholes option-pricing model. The fair value of the derivative liability was $31,023 and $22,844 as of May 31, 2026 and February 28, 2026, respectively. The increase reflects both the change in fair value of the Kopple conversion feature and the addition of the other convertible notes payable and warrants reclassified into liability treatment during the quarter, as described above.

The following tables summarize the derivative liability:

	May 31, 2026	February 28, 2026
Stock price	$0.17	$0.16
Risk free interest rate	3.79%	3.46%
Expected volatility	187%	170%
Expected life in years	1.25	1.51
Expected dividend yield	0%	0%
Number of common stock issuable	223,717,290	174,520,697
Fair value of derivative liability	$31,023	$22,844

NOTE 9 – SHAREHOLDERS’ DEFICIT

Common Stock

On May 31, 2026 and February 28, 2026, the Company had 150,000,000 shares of $0.0001 par value common stock authorized for issuance.

During the three months ended May 31, 2026, the Company issued 6,860,000 shares of common stock for approximately $751 in cash.

During the three months ended May 31, 2025, the Company issued 3,415,152 shares of common stock for approximately $848 in cash.

On May 31, 2026, the Company had insufficient authorized and unissued shares to satisfy all its commitments to deliver shares. The Company’s sequencing policy resulted in the allocation of authorized and unissued shares in the following order at May 31, 2026 (i) warrants, and (ii) convertible notes payable and convertible note payable-related party. The sequence is based upon reclassifying securities with the earliest maturity date first. This sequencing and the lack of sufficient authorized shares resulted in the Company recording the conversion option of the warrants, convertible notes payable, and convertible note payable-Kopple as a derivative liability (see Note 8).

Stock Options

A summary of the Company’s stock option activity is as follows:

	Number of Shares	Exercise Price	Weighted Average Intrinsic Value
Total options, February 28, 2026	4,000,000	$0.50	$-
Granted	-	-	-
Exercised	-	-	-
Expired	-	-	-
Total options, May 31, 2026	4,000,000	$0.50	$-
Exercisable, May 31, 2026	4,000,000	$0.50	$-

There was no intrinsic value as of May 31, 2026, as the exercise prices of these options were greater than the market price of the Company’s stock. The exercise prices and information related to options under the 2011 Plan outstanding on May 31, 2026, are as follows:

Range of Exercise Price	Stock Options Outstanding	Stock Options Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price of Options Outstanding	Weighted Average Exercise Price of Options Exercisable
$0.50	4,000,000	4,000,000	8.00	$0.50	$0.50

Warrants

A summary of the Company’s warrant activity is as follows:

	Number of Warrants	Exercise Price
Outstanding, February 28, 2026	6,451,664	$0.73
Granted	-	-
Exercised	-	-
Expired
Outstanding, May 31, 2026	6,451,664	$0.73

There was no intrinsic value as of May 31, 2026, as the exercise prices of these warrants were greater than the market price of the Company’s stock. The exercise prices and information related to the warrants as of May 31, 2026, are as follows:

Range of Exercise Price	Stock Warrants Outstanding	Stock Warrants Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price of Warrants Outstanding	Weighted Average Exercise Price of Warrants Exercisable
$0.50	3,451,664	3,451,664	4.72	$0.50	0.50
$1.00	3,000,000	3,000,000	0.94	$1.00	$1.00

NOTE 10 – RELATED PARTY TRANSACTIONS

As of May 31, 2026 and February 28, 2026, BetterSea LLC (“BetterSea”) was a 6.9% and 7.1% shareholder in the Company, respectively. For the three months ended May 31, 2026 and 2025, the Company incurred total fees to BetterSea of $46 and $42, respectively, for consulting services. As of May 31, 2026 and February 28, 2026, approximately $310 and $297, respectively, were due to BetterSea and included in accounts payable and accrued expenses.

As of May 31, 2026 and February 28, 2026, accrued expenses include accrued payroll due to officers of $396 and $368, respectively.

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

NOTE 12 - SEGMENT INFORMATION

The Company operates and manages its business as one reportable and operating segment. The Company reports segment assets on the balance sheet as total consolidated assets. The Company derives revenue primarily in the United States of America and manages its business activities on a consolidated basis.

The Company’s chief operating decision maker (CODM), its Chief Executive Officer, reviews financial information presented on a consolidated basis and decides how to allocate resources based on net loss. Net loss is used for evaluating financial performance. The Company monitors budgeted versus actual results to assess performance and establish management’s compensation.

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

	Three Months Ended May 31,
	2026	2025

Net sales	$2	$185
Cost of sales	-	25
Gross profit	2	160

Less:
Employee compensation and benefits	463	385
Consulting and outside provider costs	64	84
Property lease and utility costs	154	91
Depreciation expense	55	44
Program software and licensing expense	93	57
Other operating expenses	25	176
Total operating expenses	854	837
Loss from operations	$(852)	$(677)

NOTE 13 – SUBSEQUENT EVENTS

Subsequent to May 31, 2026, the Company issued and sold 1,140,000 shares of its common stock for aggregate cash proceeds of approximately $171. In addition, aggregate proceeds of $617 were received for the issuance of 4,148,533 shares of common stock. However, the shares have not been issued due to lack of authorized shares, and the proceeds will be classified as a liability pending the Company obtaining the necessary stockholders’ and regulatory approvals to increase its authorized shares or otherwise resolving the matter.

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

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include the following:

●	Our ability to generate positive cash flow from operations;

●	Our ability to obtain additional financing to fund our operations;

●	The impact of economic, political and market conditions on us and our customers;

●	The impact of unfavorable results of legal proceedings;

●	Our exposure to potential liability arising from possible errors and omissions, breach of fiduciary duty, breach of duty of care, waste of corporate assets and/or similar claims that may be asserted against us;

●	Our ability to compete effectively against competitors offering different technologies;

●	Our business development and operating development;

●	Our expectations of growth in demand for our products; and

●	Other risks described under the heading “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and those risks discussed in our other filings with the Securities and Exchange Commission, including those risks discussed under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended February 28, 2026, issued on September 10, 2026 (as the same may be updated from time to time in subsequent quarterly reports), which discussion is incorporated herein by this reference.

We do not intend to update or revise any forward-looking statements, whether because of new information, future events or otherwise, except to the extent required by law. You should interpret all subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf as being expressly qualified by the cautionary statements in this Report. As a result, you should not place undue reliance on these forward-looking statements.

Overview

Our business is based on the application of our axial flux induction technology to both electric motors and generators. Our power generation solution based on axial flux induction is known as the AuraGen® for commercial and industrial applications and the VIPER for military applications. Aura’s axial flux induction technology provides: (i) higher motor/generator efficiency, which directly translates into lower operating costs; (ii) lighter and smaller machines that lead to lower manufacturing costs; (iii) higher reliability that results in less downtime and lower maintenance costs; (iv) construction uses only copper and steel, without rare earth materials or other types of permanent magnets. This supports global availability and reduces market and geopolitical risks associated with dependence on a single source; and (v) the use of approximately 60% less copper than equivalent radial flux induction machines, resulting in less mining to extract the needed copper and a direct positive environmental impact.

Our business model consists of three major components: (i) sales and marketing; (ii) design and engineering; and (iii) manufacturing axial flux induction motors and generators. Our sales and marketing approach consists of direct sales in North America and the use of agents and distributors in other regions. In addition, we are exploring limited licensing of our technology to very large potential users, as well as potential joint ventures with existing industrial motor and generator suppliers. The second component of our business model focuses on designing, engineering, and commercializing new commercial and industrial electric motors based on our axial flux induction technology for numerous applications, such as pumps, compressors, and HVAC systems. We are also designing electric motors for both two- and four-wheel electric vehicle applications and expanding the product line for electric power generation. The third component of our business model is to establish manufacturing capabilities for the axial flux induction products being engineered and designed.

We recently completed designs for 1.5 kW, 3.75 kW, and new 10 kW machines, as well as second-generation 250 kW machines, for both electric motor and generator applications. We are also currently designing 50 kW and new 5 kW machines for specific military applications. We are also in discussions regarding the use of our technology in numerous wind turbine applications.

In fiscal 2025 and 2026, we significantly increased our engineering capabilities by hiring expert engineers in thermodynamics (Ph.D.), electromagnetic motor design (Ph.D.), power electronics and controls (Ph.D.), and mechanical design (M.S.M.E.). We also acquired advanced engineering tools, including Ansys Maxwell finite element software, MATLAB, and 3D SolidWorks. Our engineering, research and development costs for fiscal 2026 were approximately $1.6 million.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and disclosures as of the date of the financial statements. In preparing our financial statements, we have made our best estimates and judgments of certain amounts included in the financial statements. We use authoritative pronouncements, historical experience, and other assumptions as the basis for making judgments. For these key estimates and assumptions, we made appropriate accounting estimates based on the facts and circumstances available as of the reporting date. To the extent that there are significant differences between these estimates and actual results, our financial statements may be materially affected. Significant estimates include assumptions made for inventory reserve, impairment testing of long-lived assets, the valuation allowance for deferred tax assets, assumptions used in valuing derivative liabilities, assumptions used in valuing share-based compensation, and accruals for potential liabilities. Amounts could materially change in the future. Actual results could differ from those estimates. There were no changes to our critical accounting policies described in the financial statements included in our Annual Report on Form 10-K for the fiscal year ended February 28, 2026, that impacted our condensed financial statements and related notes included herein.

Revenue Recognition

The Company recognizes revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers. In accordance with ASC 606, we recognize revenue, net of discounts, for our generator sets at the time of product delivery and acceptance to the domestic distributor (i.e., point-in-time), which also corresponds to the passage of legal title to the customer and the satisfaction of our performance obligations to the customer.

Inventories

Inventories are valued at the lower of cost (first-in, first-out) or net realizable value, on an average cost basis. We regularly review inventory components for excess or obsolete inventory based on estimated future usage and sales. When evidence exists that the net realizable value of inventory is lower than its cost, the difference is recognized as a loss in the period in which it occurs. Once inventory is written down, it creates a new cost basis that may not be subsequently written up.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine whether they are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments accounted for as liabilities, the Company initially records the instrument at fair value and then remeasures it at each reporting date, with changes in fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

Inflation

Higher inflation, the actions by the Federal Reserve Bank to address inflation, most notably continuing increases in interest rates, and rising energy prices create uncertainty about the future economic environment. The Company expects that the impact of these issues will continue to evolve. The Company believes these factors impacted the Company’s business in fiscal 2025 and 2026 and will continue to impact the Company’s business in fiscal 2027. Higher government deficits and debt, tighter monetary policy, and higher long-term interest rates may drive a higher cost of capital for the business and increase the Company’s operating expenses.

Results of Operations

Three months ended May 31, 2026, compared to three months ended May 31, 2025

Revenues

Net revenue was $2 for the three months ended May 31, 2026, compared to $185 for the three months ended May 31, 2025. Revenues continue to be negatively impacted due to a generally low level of resources on our legacy products as well as our shift to the development and production of the prototype for our new product line. We cannot project with confidence the timing or amount of revenue that we can expect until the prototype is completed, which should be in Fiscal 2027.

Cost of Goods

Cost of goods sold was $0 in the three months ended May 31, 2026, compared to $25 for the three months ended May 31, 2025.

Engineering, Research and Development

Engineering, research and development expenses were $386 in the three months ended May 31, 2026, compared to $353 for the three months ended May 31, 2025. The increase is primarily attributable to the purchase of engineering software and program licenses.

Selling, General and Administrative Expense

Selling, general and administrative expenses for the three months ended May 31, 2026, were $468 compared to $484 for the three months ended May 31, 2025, a decrease of $16 or 3%. The decrease is primarily attributable to lower professional services fees, offset by higher travel and meeting expenses and increased health insurance premiums during the period.

Other Income (Expense) and Interest Expense

Interest expense decreased by $114 to $480 for the three months ended May 31, 2026, as compared to $594 for the three months ended May 31, 2025. The Company estimated the fair value of the conversion option derivative liability using a Black-Scholes option pricing model and recorded changes in the fair value of the derivative liability of $7,028 and $1,570 for the three months ended May 31, 2026 and 2025, respectively.

Net Loss

We recorded net losses of $8,408 and $2,841 for the three months ended May 31, 2026 and 2025, respectively. Our net loss increased due to lower gross profit, higher operating expenses, and changes in the fair value of our derivative liability.

Liquidity and Capital Resources

For the three months ended May 31, 2026, we recorded a net loss of $8,408, used cash in operations of $719, and, as of May 31, 2026, had a shareholders’ deficit of $53,566. In addition, notes payable with an aggregate balance of $5,446 had reached maturity and were past due. These conditions raise substantial doubt about our ability to continue as a going concern for at least one year from the date of issuance of these financial statements. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s February 28, 2026, audited financial statements, raised substantial doubt about the Company’s ability to continue as a going concern.

Prior to Fiscal 2026, to maintain liquidity, we relied on external sources of financing, principally equity and private indebtedness. We have no bank line of credit and will require additional debt or equity financing to fund ongoing operations. Based on a cash flow analysis conducted by management, we estimate that we will need an additional $5,246 to maintain existing operations for Fiscal 2027 and to increase shipment volume to customers. We cannot assure the reader that additional financing will be available, nor that the commercial targets will be met in the amounts required to keep the business operating. Issuing additional equity shares in connection with such financing could dilute the interests of our existing stockholders, and the dilution could be substantial. If we cannot raise the funds needed, we will also be forced to make further substantial reductions in our operating expenses, which could adversely affect our ability to implement our current business plan and ultimately our viability as a company.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide disclosure under this Item 3.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Report. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. As of May 31, 2026, management’s assessment identified the following material weaknesses in the Company’s internal control over financial reporting:

We continue to have a material weakness in our internal control over financial reporting as disclosed in the February 28, 2026, Annual Report on Form 10-K, in that we have an insufficient number of full-time personnel with an appropriate level of U.S. GAAP knowledge and experience and ongoing training in the application of U.S. GAAP and SEC disclosure requirements commensurate with the Company’s financial reporting requirements.

Notwithstanding the identified material weaknesses, management has concluded that the Financial Statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the periods disclosed in conformity with U.S. GAAP.

Changes in Internal Control over Financial Reporting

There have been no other changes in our internal control over financial reporting during our fiscal quarter ended May 31, 2026, not previously identified in our Annual Report on Form 10-K, for the fiscal year ended February 28, 2026 and issued on September 10, 2026 which have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Between July 2017 and March 2022, the Company was engaged in litigation with a former director, Robert Kopple, relating to debt and warrants, which Mr. Kopple and his affiliated entities (collectively, “Kopple”) claimed should originally have been issued to them pursuant to various agreements entered into with the Company between 2013 and 2016.

In March 2022, the Company reached a settlement with Kopple that resolved all claims asserted against the Company without any admission, concession or finding of any fault, liability or wrongdoing on the part of the Company. Under the terms of the settlement, the Company agreed to pay an aggregate amount of $10 million over a period of seven years, including an initial payment of $3 million to be paid in June 2022. In June 2022, $150 was paid, and the balance of the initial payment of $2.85 million was extended to May 29, 2023. In exchange for the extension, the Company was required to pay $165 in extension and forbearance fees in cash and $430 in accrued forbearance fees. Beginning in January 2023, interest accrues on the unpaid balance at a rate of 6%, compounded annually. All amounts, including all accrued interest and deferred fees, are to be paid no later than eight years from the date of the initial payment. Kopple has also received seven-year warrants to purchase up to an aggregate of approximately 3.3 million shares of our common stock at a price of $0.85 per share. The settlement also provides for standard mutual general release provisions and includes customary representations, warranties, and covenants, including certain increases in the amount payable to Kopple and the right of such parties to enter judgment against the Company if the Company remains in uncured default in its payment obligations under the settlement.

In March 2024, the Company and Kopple again amended the note payable. The amendment (i) replaced the requirement to pay the $3,850 past due principal balance with the requirement to pay $2,000 due December 15, 2024, effectively extending the payment of $1,850 to future periods; (ii) increased the stated interest rate to 10%; (iii) added a fee of $15 monthly until the Company makes a principal payment of $2 million by December 2024; (iv) effective August 30, 2024, the Company will grant Kopple for 36 month conversion right that gives Kopple the option to be able to convert the note payable into equity of the Company at a conversion price of the lower of $1.00 per share or 50% of the 10 day volume weighted average price of the Company’s common stock; (v) only during Fiscal 2025, will require the Company to pay 20% of all collected revenues within 10 days of the end of each fiscal quarter; toward the outstanding debt reduction (vi) will require the Company to pay Kopple 20% of any amount raised in new capital in the form of equity, debt or convertible debt above $3.5 million toward the outstanding debt reduction; (vii) reduces the exercise price of the warrants granted to Kopple in March 2022 from $0.85 per share to $0.50 per share; and (vii) extends the warrant expiration date from March 8, 2029, to March 31, 2031.  The principal payment of $2 million was extended to March 31, 2025, for $100,000. Subsequently, the principal payment was extended several times up to September 30, 2026.

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

ITEM 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A, “Risk Factors,” of the Company’s Fiscal 2026 Annual Report on Form 10-K issued on September 10, 2026.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended May 31, 2026, the Company issued 6,860,000 shares of common stock for approximately $751 in net cash.

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

Date: September 22, 2026	AURA SYSTEMS, INC.
(Registrant)

	By:	/s/ Cipora Lavut
Cipora Lavut
President