Form 10-Q
period 2026-08-31
AURA SYSTEMS INC
filed 2026-10-20
CIK 826253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2026

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES ☒   NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐   NO ☒

Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large, accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth” company in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated filer	☒	Smaller Reporting Company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding August 31, 2026
Common Stock, par value $0.0001 per share	147,967,526

AURA SYSTEMS, INC.

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AURA SYSTEMS, INC.

CONDENSED BALANCE SHEETS

(Amounts in thousands, except share data)

	August 31, 2026	February 28, 2026
	(Unaudited)

Assets
Current assets
Cash and cash equivalents	$13	$11
Inventories	8	5
Prepaid and other current assets	80	232
Total current assets	101	248

Property and equipment, net	690	799
Operating lease right-of-use asset	612	156
Security deposit	106	160
Total assets	$1,509	$1,363

Liabilities and Shareholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$2,557	$2,555
Accrued interest	5,380	4,528
Customer advances	478	457
Shares subscription liability	1,019	-
Convertible notes payable, current portion - past due	1,493	1,493
Convertible note payable-related party, including $3,020 and $3,020, respectively - past due	12,279	12,279
Notes payable, current portion, including $200 and $0, respectively - past due	286	365
Notes payable-related party, including $733 and $733, respectively - past due	733	733
Operating lease liabilities, current portion	283	160
Derivative liability	26,227	22,844
Total current liabilities	50,735	45,414

Notes payable, net of current portion	734	734
Operating lease liabilities, net of current portion	329	21
Total liabilities	51,798	46,169

Commitments and contingencies

Shareholders’ Deficit
Common stock: $0.0001 par value; 150,000,000 shares authorized; 147,967,526 and 141,401,844 issued and outstanding at August 31, 2026 and February 28, 2026, respectively.	15	14
Additional paid-in capital	465,769	466,241
Accumulated deficit	(516,073)	(511,061)
Total shareholders’ deficit	(50,289)	(44,806)
Total liabilities and shareholders’ Deficit	$1,509	$1,363

The accompanying notes are an integral part of these condensed financial statements.

AURA SYSTEMS, INC.

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

(Amounts in thousands, except share and per share data)

	Three-Months Ended		Six-Months Ended
	August 31,		August 31,
	2026	2025	2026	2025

Net revenue	$34	$-	$36	$185
Cost of goods sold	11	-	11	25
Gross profit	23	-	25	160
Operating expenses
Engineering, research and development	396	336	782	689
Selling, general & administration	556	578	1,024	1,062
Total operating expenses	952	914	1,806	1,751
Loss from operations	(929)	(914)	(1,781)	(1,591)
Other income (expense):
Interest expense, net (including $385, $485, $770 and $1,095 to related parties, respectively)	(471)	(669)	(951)	(1,263)
Loss on reclassification of equity-classified instruments to derivative liability	-	-	(48)	-
Change in fair value of derivative liability	4,796	(3,181)	(2,232)	(4,751)
Net income (loss)	$3,396	$(4,764)	$(5,012)	$(7,605)

Basic and diluted income (loss) per share	$0.02	$(0.04)	$(0.03)	$(0.06)
Basic and diluted weighted-average shares outstanding	147,967,526	123,419,176	146,184,315	121,711,600

The accompanying notes are an integral part of these condensed financial statements.

AURA SYSTEMS, INC.

CONDENSED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(Unaudited)

(Amounts in thousands, except share data)

	Three Months Ended August 31, 2026
	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Deficit
Balance, May 31, 2026 (unaudited)	148,261,844	$15	$465,888	$(519,469)	$(53,566)
Reclassification of common shares to shares subscription liability	(294,318)	-	(119)	-	(119)
Net income	-	-	-	3,396	3,396
Balance, August 31, 2026 (unaudited)	147,967,526	$15	$465,769	$(516,073)	$(50,289)

	Six Months Ended August 31, 2026
	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Deficit
Balance, February 28, 2026	141,401,844	$14	$466,241	$(511,061)	$(44,806)
Reclassification of equity-classified instruments to derivative liability			(1,103)	-	(1,103)
Common shares issued for cash	6,565,682	1	631	-	632
Net loss	-	-	-	(5,012)	(5,012)
Balance, August 31, 2026 (unaudited)	147,967,526	$15	$465,769	$(516,073)	$(50,289)

	Three Months Ended August 31, 2025
	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Deficit
Balance, May 31, 2025 (unaudited)	121,711,600	$12	$463,371	$(502,969)	$(39,586)
Common shares issued for cash	3,415,152	-	849	-	849
Net loss	-	-	-	(4,764)	(4,764)
Balance, August 31, 2025 (unaudited)	125,126,752	$12	$464,220	$(507,733)	$(43,501)

	Six Months Ended August 31, 2025
	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Deficit
Balance, February 28, 2025	118,296,448	$12	$462,523	$(500,128)	$(37,593)
Common shares issued for cash	6,830,304	-	1,697	-	1,697
Net loss	-	-	-	(7,605)	(7,605)
Balance, August 31, 2025 (unaudited)	125,126,752	$12	$464,220	$(507,733)	$(43,501)

The accompanying notes are an integral part of these condensed financial statements.

AURA SYSTEMS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands, except share data)

	Six Months Ended August 31,
	2026	2025

Net loss	$(5,012)	$(7,605)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation and amortization	109	99
Loss on reclassification of equity-classified instruments to derivative liability	48	-
Change in fair value of derivative liability	2,232	4,751
Changes in operating assets and liabilities:
Inventory	(3)	33
Prepaid and other current assets	152	105
Operating lease right-of-use asset	130	127
Accounts payable and accrued expenses	3	65
Accrued interest	852	1,042
Customer advances	21	10
Operating lease liability	(101)	(137)
Cash used in operating activities	(1,569)	(1,510)

Cash used in investing activities:
Purchase of property and equipment	-	(5)
Cash used in investing activities	-	(5)

Cash flows from financing activities:
Proceeds from issuance of common stock	632	1,697
Shares subscription liability	1,019	-
Principal payments of convertible notes payable	-	(20)
Principal payments of notes payable	(80)	(161)
Cash provided by financing activities	1,571	1,516

Net increase in cash and cash equivalents	2	1
Cash and cash equivalents-beginning of period	11	23
Cash and cash equivalents-end of period	$13	$24
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$15	$129
Income taxes	$-	$-

Non-cash investing and financing activities:
Reclassification of equity-classified instruments to derivative liability	$1,103	$-
Recording of right-of-use asset and lease liability	$586	$-

The accompanying notes are an integral part of these condensed financial statements.

AURA SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED AUGUST 31, 2026 AND 2025
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

Basis of Presentation

The accompanying unaudited condensed financial statements as of and for the six months ended August 31, 2026 and 2025, have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed financial statements reflect all adjustments of a normal recurring nature that are necessary for a fair presentation of the results for the periods presented. The Condensed Balance Sheet information as of February 28, 2026, was derived from the Company’s audited Financial Statements as of February 28, 2026, included in the Company’s Annual Report on Form 10-K filed with the SEC on September 10, 2026. These financial statements should be read in conjunction with that report. The results of operations for the period ended August 31, 2026, may not necessarily be indicative of the results of the full fiscal year ending February 28, 2027.

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

During the six-month period ended August 31, 2026, the Company recognized a net loss of $5,012 and used $1,569 in cash for operating activities. As of August 31, 2026, the Company also had a shareholders’ deficit of $50,289 and notes payable totaling $5,446 were past due. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s February 28, 2026 financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company cannot continue as a going concern.

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

Authorized Capital

In May 2026, the Company had utilized substantially all of its authorized shares of 150 million shares. The Company is in the process of obtaining the stockholder and regulatory approvals necessary to increase its authorized shares or otherwise resolve the matter.

Accordingly, the Company has recorded, and will continue to record, as a liability the proceeds received from sales of common stock for which shares cannot yet be issued, until the number of authorized shares is increased (see Note 9). In addition, the Company also accounted for certain stock warrants and convertible notes as derivative liability because of the lack of authorized shares pursuant to current accounting guidelines (see Note 8).

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

During the three months ended August 31, 2026, one customer accounted for 48% and one customer accounted for 33% of revenues. No other customer accounted for more than 10% of revenues.

During the six months ended August 31, 2026, one customer accounted for 47% and one customer accounted for 32% of revenues. During the six months ended August 31, 2025, one customer accounted for 55% and one customer accounted for 12% of revenues. No other customer accounted for more than 10% of revenues.

As of August 31, 2026, four vendors accounted for 35%, 16%, 11%, and 11% of accounts payable. As of February 28, 2026, five vendors accounted for 34%, 13%, 11%, 10%, and 10% of accounts payable.

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

The Company’s derivative liabilities at August 31, 2026 and February 28, 2026 were computed using the Black-Scholes Model and using Level 3 inputs.

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

For the six months ended August 31, 2026 and 2025, the calculations of basic and diluted loss per share are the same because potentially dilutive securities would have had an anti-dilutive effect. The potentially dilutive securities consisted of the following:

	August 31, 2026	August 31, 2025
Warrants	6,451,664	6,451,664
Options	4,000,000	7,000,000
Convertible notes	135,458,708	103,331,829
Total	145,910,372	116,783,493

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

NOTE 2 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable consisted of the following:

	August 31, 2026	February 28, 2026
(a) Convertible notes payable 1 – past due	$1,403	$1,403
(b) Convertible notes payable 2 – past due	90	90
Total	$1,493	$1,493

(a)	In Fiscal 2013 and 2014, the Company issued nine convertible notes payable in the aggregate of $4,000. The notes are unsecured, bear interest at 5% per annum, and are convertible into shares of common stock at a conversion price of $1.40 per share, as adjusted. The notes were originally due in 2014 to 2017 and were amended in 2017 to extend maturity to April 8, 2022. As of August 31, 2026 and February 28, 2026, the outstanding balance of the convertible notes payable amounted to $1,403 and is past due.

(b)	In Fiscal 2024, the Company issued convertible notes payable to unrelated individuals and entities totaling $110 in exchange for cash. The notes are unsecured, bear interest at a rate of 10% per annum, and matured in March 2024. The notes payable are convertible into shares of common stock at a conversion price of $0.20 per share. As of August 31, 2026, and February 28, 2026, the outstanding balance of the convertible notes payable amounted to $90 and is past due.

At August 31, 2026, the convertible notes payable are potentially convertible into 2,006,097 shares of common stock at conversion rates ranging from $0.20 to $1.40 per share. The conversion feature of the notes is accounted for as a derivative liability and is remeasured at fair value at each reporting date, with changes in fair value recognized in the statements of operations (see Note 8).

NOTE 3 – CONVERTIBLE NOTE PAYABLE-RELATED PARTY

Convertible note payable – related party consisted of the following:

	August 31, 2026	February 28, 2026
(a) Convertible note payable to former director – past due	$3,000	$3,000
(b) Convertible note payable to director – past due	20	20
(c) Convertible note payable – Kopple	9,259	9,259
Total	$12,279	$12,279

(a)	Convertible note payable-former Director

On January 24, 2017, the Company entered into a debt refinancing agreement with a former director and current shareholder. Under the agreement, the Company issued a $3,000 convertible note. The convertible note is unsecured, bears interest at 5% per annum, and was due January 24, 2022. The convertible note is convertible into shares of common stock at a conversion price of $1.40 per share, as adjusted. As of August 31, 2026 and February 28, 2026, the outstanding balance of the convertible note amounted to $3,000 and is past due.

(b)	Convertible note payable-Director

On October 4, 2023, the Company issued a convertible note payable of $20 in exchange for cash to a member of the Company’s Board of Directors. The convertible note is unsecured, bears interest at a rate of 10% per annum, and matured in March 2024. The convertible note payable is convertible to common stock at a conversion price of $0.20 per share. As of August 31, 2026 and February 28, 2026, the outstanding balance of the convertible note amounted to $20 and is past due.

(c)

Convertible note payable-Kopple

In March 2022, the Company issued a convertible note payable to Robert Kopple and certain affiliated entities (collectively, “Kopple”). The convertible note was subsequently amended in March 2024, and the amendment was accounted for as an extinguishment of the original debt pursuant to current accounting guidelines. The convertible note is secured by certain tangible and intangible assets of the Company, bears interest at an annual rate of 10%, which increases to 15% upon an event of default, and matures in June 2029. Mr. Kopple is a former Vice-Chairman of the Company’s Board of Directors and is currently a stockholder of the Company.

The convertible note (i) requires installment payment of $2,000 originally due in December 2024 but extended to December 31, 2026; (ii) added an extension fee in the aggregate of $325 that was recorded in Fiscal 2025; (iii) effective August 30, 2024, the Company granted Kopple a 36 month right (but not an obligation) to convert the note payable into equity of the Company at a conversion price equal to the lower of $1 per share or 50% of the 10 day volume weighted average price per share of the Company’s common stock; (iv) during Fiscal 2025, requires the Company to pay 20% of all collected revenues within 10 days of the end of each fiscal quarter; (v) requires the Company to pay Kopple 20% of any amount raised in new capital in the form of equity, debt or convertible debt above $3,500; (vi) reduces the exercise price of the warrants granted to Kopple in March 2022 from $0.85 per share to $0.50 per share; and (vii) extends the warrant expiration date of the warrants granted to Kopple from March 8, 2029, to March 31, 2031.

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

As of August 31, 2026 and February 28, 2026, the outstanding principal balance of the Kopple convertible note payable was $9,259. The conversion feature of the note is accounted for as a derivative liability and is remeasured at fair value at each reporting date, with changes in fair value recognized in the statements of operations (see Note 8).

Kopple also alleged that the Company failed to comply with certain non-monetary provisions of the convertible note, including the Company’s failure to hold a stockholders’ meeting by August 1, 2024, or otherwise secure sufficient authorized shares to permit the exercise of Kopple’s conversion rights, and its failure to remit 20% of collected revenues within 10 days following the end of each fiscal quarter during fiscal 2025. In light of the alleged defaults, the Company has accrued interest on the convertible note using the default interest rate of 15% per annum and has classified the entire outstanding balance of the convertible note as a current liability. The Company disputes Kopple’s allegations that it failed to comply with the applicable non-monetary provisions of the convertible note and is currently engaged in discussions with Kopple to resolve the matter, including payment extension of the installment due to $2 million.

As of August 31, 2026, the total outstanding convertible notes payable-related-related party and accrued interest are potentially convertible into 133,452,611 shares of common stock at a conversion price at an average price of $0.57 per share.

NOTE 4 – NOTES PAYABLE

Notes payable consisted of the following:

	August 31, 2026	February 28, 2026
Secured notes payable
(a) Note payable – EID loan	$149	$150
(b) Notes payable – vehicle	24	32
(c) Note payable – software license	297	344
(d) Notes payable – machinery and other equipment	540	563

Unsecured notes payable
(e) Note payable – other	10	10
Total	1,020	1,099
Current	(286)	(365)
Non-current	$734	$734

(a) Note payable – EID loan

During Fiscal 2021, the Company received a $150 loan under the United States Small Business Administration Economic Injury Disaster Loan (“EID Loan”) program. The loan is due July 1, 2050, accrues interest at 3.75% per annum, and is secured by the Company’s assets. As of August 31, 2026, and February 28, 2026, the outstanding balance of the EID Loan was $149 and $150, respectively.

(b) Notes payable – vehicle

During Fiscal 2022, the Company issued a note payable to purchase a vehicle for $78. The vehicle secures the note. The note, with an original principal of $78, is due January 20, 2027, and requires 72 equal monthly payments of approximately $1.5, including interest at 10.9% per annum. As of August 31, 2026 and February 28, 2026, the outstanding balance of the note payable was $24 and $32, respectively.

(c) Note payable – software license

During Fiscal 2024, the Company obtained a loan of $155 from a financing institution to finance the use of a third-party software license. The note payable is secured by tangible and intangible assets of the Company, bears interest at an average rate of 8% per annum, and will mature in September 2026. As of August 31, 2026 and February 28, 2026, the outstanding balance of the note payable amounted to $64.

During Fiscal 2026, the Company obtained a loan of $280 from a financing institution to finance the Company’s use of a third-party software license. The note payable is secured by tangible and intangible assets of the Company, bears interest at an average rate of 13.70% per annum, and will mature in October 2026. As of August 31, 2026 and February 28, 2026, the outstanding balance of the note payable amounted to $233 and $280, respectively. As of August 31, 2026, the principal balance of $200 is past due, and the Company is currently in discussion with the note holder to resolve this matter.

The aggregate total of the note payable-software licenses as of August 31, 2026 and February 28, 2026, amounted to $297 and $344, respectively.

(d) Notes payable – machinery and other equipment

During Fiscal 2025, the Company obtained a $274 loan from a financing institution to finance the purchase of a production machine. The note payable is secured by the production machine and will mature in April 2029. As of August 31, 2026 and February 28, 2026, the outstanding balance of the note payable amounted to $185 and $197, respectively.

During Fiscal 2026, the Company obtained a $390 loan from a financing institution to finance the purchase of a production machine. The note payable is secured by the production machine and will mature in August 2032. As of August 31, 2026 and February 28, 2026, the outstanding balance of the note payable amounted to $355 and $366, respectively.

The aggregate total of the note payable-machinery and other equipment as of August 31, 2026 and February 28, 2026, amounted to $540 and $563, respectively.

(e) Note payable – other

As of August 31, 2026, and February 28, 2026, the Company has one note payable due to an individual issued in September 2015 that is payable on demand with an interest rate of 10% per annum.

NOTE 5 – NOTES PAYABLE-RELATED PARTIES – PAST DUE

On November 20, 2019, the Company owned 49% of a Chinese joint venture named Jiangsu Shengfeng. The joint venture advanced $700 to Aura in prior years for products that the Company failed to deliver to the joint venture. The Company reached a preliminary agreement with the joint venture to return the $700 advanced in prior years, provided the joint venture remains an operating company. As a result, in November 2019, the Company issued a non-interest-bearing promissory note to the joint venture for $700, payable over an 11-month period beginning on March 15, 2020, and ending on February 15, 2021. The joint venture ceased operations in 2020 due to COVID-19 and has not resumed operations. In fiscal 2024, the joint venture was dissolved and liquidated without filing any demands or claims for payment.

As of August 31, 2026 and February 28, 2026, the outstanding balance of this note payable amounted to $733, all of which is past due.

NOTE 6 – ACCRUED INTEREST

Accrued interest consisted of the following:

	August 31, 2026	February 28, 2026
Convertible notes payable (past due) (see Note 2)	$618	$585
Convertible notes payable - related party – Kopple (see Note 3)	3,451	2,763
Convertible notes payable - related party – Others (see Note 3)	1,294	1,168
Notes payable (see Note 4)	17	12
Total	$5,380	$4,528

NOTE 7 – LEASES

As of February 28, 2026, operating lease liabilities totaled $181.

In June 2026, the Company amended its facility lease agreement to extend the lease term to August 2028 and revise the monthly lease payments. The lease extension was accounted for as a modification of the existing lease in accordance with ASC 842, Leases.

As a result of the modification, the Company remeasured the lease liability based on the present value of the remaining lease payments over the revised lease term using a discount rate of 7%. As of the effective date of the lease modification, the remeasurement increased the operating lease right-of-use asset and the operating lease liability by approximately $586. The modification did not change the lease classification. In addition, the Company applied $54 of its lease deposit made in the prior year to the operating lease liability, and it made aggregate payments of $101 toward its operating lease liability. As of August 31, 2026, operating lease liabilities totaled $612, of which $283 was current.

During the six months ended August 31, 2026 and 2025, lease costs totaled $130 and $127, respectively.

NOTE 8 – DERIVATIVE LIABILITY

In March 2024, pursuant to the amendment of the Kopple note payable (see Note 3), the Company granted Kopple the right to convert the amended note payable into equity of the Company at a conversion price equal to the lower of $1 per share or 50% of the 10-day volume-weighted average price of the Company’s common stock. The Company evaluated this conversion option under ASC 815, Derivatives and Hedging and determined that it is not indexed to the Company’s own stock because the number of shares issuable upon conversion has no explicit limit. Accordingly, the conversion feature has been accounted for as a derivative liability, remeasured to fair value each reporting period, with changes in fair value recognized in the statements of operations. This conversion feature was the Company’s only derivative liability as of February 28, 2026 with a fair value of $22,844 using a Black-Scholes option-pricing model.

In prior years, the Company issued certain convertible notes payable and warrants that were classified as equity and provide for the issuance of shares of the Company’s common stock upon conversion or exercise. In May 2026, the Company had utilized substantially all of its 150 million authorized shares of common stock (see Note 9). As a result, the Company no longer had sufficient authorized and unissued shares available to settle the conversion and exercise features of the outstanding convertible notes and warrants through the issuance of common stock. Accordingly, the conversion and exercise features associated with these convertible notes and warrants no longer qualified for equity classification. The Company reclassified the fair value of these features that were recorded in the prior years, totaling $1,151, from stockholders’ equity to derivative liabilities. The derivative liabilities are subsequently remeasured at fair value at each reporting date, with changes in fair value recognized in the statements of operations.

The fair value of the derivative liability as of August 31, 2026 was $26,227. The Company intends to seek stockholder approval to increase the number of authorized shares of common stock. If the increase in authorized shares is approved and becomes effective, the Company will reassess the classification of the conversion and exercise features associated with the convertible notes payable and warrants that were reclassified as derivative liabilities in May 2026 to determine whether they qualify for equity classification at that time.

The following table provides a roll-forward of the derivative liability:

Fair Value of Derivative Liability
February 28, 2026	$22,844
Reclassification of equity-classified instruments to derivative liability	1,151
Change in fair value of derivative liability	2,232
August 31, 2026	$26,227

The following tables summarize the average inputs used in the computation of the derivative liability:

	August 31, 2026	February 28, 2026
Stock price	$0.23	$0.16
Risk free interest rate	4.16%	3.46%
Expected volatility	215%	170%
Expected life in years	1.00	1.51
Expected dividend yield	0%	0%
Number of common stock issuable	141,910,372	174,520,697
Fair value of derivative liability	$26,227	$22,844

NOTE 9 – SHAREHOLDERS’ DEFICIT

Common Stock

On August 31, 2026 and February 28, 2026, the Company had 150,000,000 shares of $0.0001 par value common stock authorized for issuance.

During the six months ended August 31, 2026, the Company issued 6,565,682 shares of common stock for approximately $632 in cash.

During the six months ended August 31, 2025, the Company issued 6,830,304 shares of common stock for approximately $1,697 in cash.

Authorized Shares

In May 2026 and through the date of this report, the Company had utilized substantially all of its authorized shares of 150 million shares. The Company is in the process of obtaining the stockholder and regulatory approvals necessary to increase its authorized shares or otherwise resolve the matter. Accordingly, the Company has recorded, and will continue to record, as a liability the proceeds received from sales of common stock for which shares cannot yet be issued, until the number of authorized shares is increased.

From May 2026 through August 2026, aggregate proceeds of $1,019 were received for the issuance of 6,932,474 shares of common stock. However, the shares have not been issued due to lack of authorized shares, and the proceeds are classified as a liability and reported as “Proceeds Received for Common Stock in Excess of Authorized Shares” in the accompanying balance sheets. The liability will remain outstanding until the Company has sufficient authorized shares available to satisfy its obligation or the obligation is otherwise settled in accordance with the applicable agreements.

The Company also accounted certain stock warrants and convertible notes as derivative liability because of the lack of authorized shares pursuant to current accounting guidelines (see Note 8).

Stock Options

A summary of the Company’s stock option activity is as follows:

	Number of Shares	Exercise Price	Weighted Average Intrinsic Value
Total options, February 28, 2026	4,000,000	$0.50	$-
Granted	-	-	-
Exercised	-	-	-
Expired	-	-	-
Total options, August 31, 2026	4,000,000	$0.50	$-
Exercisable, August 31, 2026	4,000,000	$0.50	$-

There was no intrinsic value as of August 31, 2026, as the exercise prices of these options were greater than the market price of the Company’s stock. The exercise prices and information related to options under the 2011 Plan outstanding on August 31, 2026, are as follows:

Range of Exercise Price	Stock Options Outstanding	Stock Options Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price of Options Outstanding	Weighted Average Exercise Price of Options Exercisable
$0.50	4,000,000	4,000,000	7.76	$0.50	$0.50

Warrants

A summary of the Company’s warrant activity is as follows:

	Number of Warrants	Exercise Price
Outstanding, February 28, 2026	6,451,664	$0.73
Granted	-	-
Exercised	-	-
Expired
Outstanding, August 31, 2026	6,451,664	$0.73

There was no intrinsic value as of August 31, 2026, as the exercise prices of these warrants were greater than the market price of the Company’s stock. The exercise prices and information related to the warrants as of August 31, 2026, are as follows:

Range of Exercise Price	Stock Warrants Outstanding	Stock Warrants Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price of Warrants Outstanding	Weighted Average Exercise Price of Warrants Exercisable
$0.50	3,451,664	3,451,664	4.47	$0.50	0.50
$1.00	3,000,000	3,000,000	0.68	$1.00	$1.00

NOTE 10 – RELATED PARTY TRANSACTIONS

As of August 31, 2026 and February 28, 2026, BetterSea LLC (“BetterSea”) was a 6.0% and 7.1% shareholder in the Company, respectively. For the six months ended August 31, 2026 and 2025, the Company incurred total fees to BetterSea of $95 and $78, respectively, for consulting services. As of August 31, 2026 and February 28, 2026, approximately $329 and $297, respectively, were due to BetterSea and included in accounts payable and accrued expenses in the accompanying balance sheets.

As of August 31, 2026 and February 28, 2026, accrued expenses include accrued payroll due to officers of $423 and $368, respectively.

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

	Three Months Ended August 31,		Six Months Ended August 31,
	2026	2025	2026	2025

Net Sales	$34	$-	$36	$185
Cost of sales	11	-	11	25
Gross profit	23	-	25	160

Operating expenses
Employee compensation and benefits	474	452	937	837
Consulting and outside provider costs	107	91	171	175
Property lease and utility costs	120	120	274	211
Depreciation expense	54	51	109	99
Program software and licensing expense	92	75	185	132
Other operating expenses	105	125	130	297
Total operating expenses	952	914	1,806	1,751
Loss from operations	$(929)	$(914)	$(1,781)	$(1,591)

NOTE 13 – SUBSEQUENT EVENTS

Subsequent to August 31, 2026, the Company received aggregate cash proceeds of $451 for the subscription of 3,013,333 shares of its common stock for. The shares have not been issued because the Company lacks sufficient authorized shares. The Company is obtaining the necessary stockholders’ and regulatory approvals to increase its authorized shares or otherwise resolve the matter.

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

Results of Operations

Three months ended August 31, 2026, compared to three months ended August 31, 2025

Revenues

Net revenue was $34 for the three months ended August 31, 2026, compared to $0 for the three months ended August 31, 2025. Revenues continue to be negatively impacted by generally low resources for our legacy products and our shift to developing and producing the prototype for our new product line. We cannot confidently project the timing or amount of revenue we can expect until the prototype is completed, which should be in Fiscal 2027.

Cost of Goods

Cost of goods sold was $11 in the three months ended August 31, 2026, compared to $0 for the three months ended August 31, 2025.

Engineering, Research and Development

Engineering, research and development expenses were $396 in the three months ended August 31, 2026, compared to $336 for the three months ended August 31, 2025. The increase is primarily attributable to the purchase of engineering software and program licenses.

Selling, General and Administrative Expense

Selling, general and administrative expenses for the three months ended August 31, 2026, were $556, down from $578 for the three months ended August 31, 2025, a decrease of $22 or 4%. The decrease is primarily attributable to lower professional services fees, offset by higher travel and meeting expenses and increased health insurance premiums during the period.

Other Income (Expense) and Interest Expense

Interest expense decreased by $198 to $471 for the three months ended August 31, 2026, as compared to $669 for the three months ended August 31, 2025. The Company estimated the fair value of the conversion option derivative liability using a Black-Scholes option pricing model and recorded changes in the fair value of the derivative liability of $4,796 and $(3,181) for the three months ended August 31, 2026 and 2025, respectively.

Net Loss

We recorded a net income of $3,396 for the three months ended August 31, 2026, as compared to a net loss of $4,764 for the three months ended August 31, 2025. Our net loss decreased because gross profit increased and gain from the change in fair value of our derivative liability.

Six months ended August 31, 2026, compared to six months ended August 31, 2025

Revenues

Net revenue was $36 for the six months ended August 31, 2026, compared to $185 for the six months ended August 31, 2025. Revenues continue to be negatively impacted by generally low resources for our legacy products and our shift to developing and producing the prototype for our new product line. We cannot confidently project the timing or amount of revenue we can expect until the prototype is completed, which we expect in Fiscal 2027.

Cost of Goods

Cost of goods sold was $11 in the six months ended August 31, 2026, compared to $25 for the six months ended August 31, 2025.

Engineering, Research and Development

Engineering, research and development expenses were $782 in the six months ended August 31, 2026, compared to $689 for the six months ended August 31, 2025. The increase is primarily attributable to the purchase of engineering software and program licenses.

Selling, General and Administrative Expense

Selling, general and administrative expenses for the six months ended August 31, 2026, were $1,024 compared to $1,062 for the six months ended August 31, 2025, a decrease of $38 or 4%. The decrease is primarily attributable to lower professional services fees, offset by higher travel and meeting expenses and increased health insurance premiums during the period.

Other Income (Expense) and Interest Expense

Interest expense decreased by $312 to $951 for the six months ended August 31, 2026, as compared to $1,263 for the six months ended August 31, 2025. The Company estimated the fair value of the conversion option derivative liability using a Black-Scholes option pricing model and recorded changes in the fair value of the derivative liability of $2,232 and $4,751 for the six months ended August 31, 2026 and 2025, respectively.

Net Loss

We recorded net losses of $5,012 and $7,605 for the six months ended August 31, 2026 and 2025, respectively. Our net loss decreased due to lower gross profit, higher operating expenses, and changes in the fair value of our derivative liability.

Liquidity and Capital Resources

For the six months ended August 31, 2026, we recorded a net loss of $5,012, used $1,569 in cash for operations, and, as of August 31, 2026, had a shareholders’ deficit of $50,289. In addition, notes payable with an aggregate balance of $5,446 had reached maturity and were past due. These conditions raise substantial doubt about our ability to continue as a going concern for at least one year from the date of issuance of these financial statements. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s February 28, 2026, audited financial statements, raised substantial doubt about the Company’s ability to continue as a going concern.

Prior to Fiscal 2026, we relied on external financing, principally equity and private indebtedness, to maintain liquidity. We have no bank line of credit and will require additional debt or equity financing to fund ongoing operations. Based on management’s cash flow analysis, we estimate we will need an additional $3,000 to maintain existing operations for Fiscal 2027 and increase shipment volume to customers. We cannot assure the reader that additional financing will be available, nor that the commercial targets will be met in the amounts required to keep the business operating. Issuing additional equity shares in connection with such financing could dilute the interests of our existing stockholders, and the dilution could be substantial. If we cannot raise the funds needed, we will also be forced to make further substantial reductions in our operating expenses, which could adversely affect our ability to implement our current business plan and ultimately our viability as a company.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide disclosure under this Item 3.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Report. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. As of August 31, 2026, management’s assessment identified the following material weaknesses in the Company’s internal control over financial reporting:

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

Changes in Internal Control over Financial Reporting

There have been no other changes in our internal control over financial reporting during our fiscal quarter ended August 31, 2026, not previously identified in our Annual Report on Form 10-K, for the fiscal year ended February 28, 2026 and issued on September 10, 2026, which have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended August 31, 2026, the Company issued 6,565,682 shares of common stock for approximately $632 in net cash.

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

Date: October 20, 2026	AURA SYSTEMS, INC.
(Registrant)

	By:	/s/ Cipora Lavut
Cipora Lavut
President